Form 10-K
period 1993-12-31
LYONDELL PETROCHEMICAL CO
filed 1994-03-17
CIK 842635

================================================================================

                                    1993

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                            -----------------------
                                 (Mark One)
          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended December 31, 1993

                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         Commission file number 1-10145

                         LYONDELL PETROCHEMICAL COMPANY
             (Exact name of registrant as specified in its charter)
                            ------------------------
           Delaware                                 95-4160558
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)

      1221 McKinney Street,                          77010
   Suite 1600, Houston, Texas                      (Zip Code)
(Address of principal executive offices)

      Registrant's telephone number, including area code:  (713) 652-7200

          Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
           Title of each class                         on which registered
           -------------------                        -------------------
      Common Stock ($1.00 par value)                 New York Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act:

                                    None

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X No
                                     ---

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulations-S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                      X
                                     ---

          There were 80,000,000 shares of the registrant's common stock outstanding on December 31, 1993. The aggregate market value of the voting stock held by non-affiliates of the registrant on March 1, 1994 based on the closing price on the New York Stock Exchange composite tape on that date, was $909,464,465.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

================================================================================

                               TABLE OF CONTENTS
                                    PART I

  ITEM                                                                     PAGE
  ----                                                                     ----
1. and 2.  Business and Properties........................................   1
           The Company's Business.........................................   1
           Summary Description of Business Segments.......................   2
           Petrochemical Segment..........................................   2
           Overview.......................................................   2
           Feedstocks.....................................................   3
           Marketing and Sales............................................   4
           Competition and Industry Conditions............................   4
           Properties.....................................................   5
           Capital Program................................................   5
           Employee Relations.............................................   6
           Refining Segment...............................................   6
           Overview.......................................................   6
           Upgrade Project................................................   7
           Management of LYONDELL-CITGO Refining..........................   8
           Feedstocks.....................................................   9
           Marketing and Sales............................................   9
           Competition and Industry Conditions............................   9
           Properties.....................................................  10
           Capital Program................................................  10
           Employee Relations.............................................  11
           Research and Technology; Patents and Trademarks................  11
           Finance Matters................................................  11
           Long-Term Debt and Financing Arrangements......................  12
           Environmental Matters..........................................  13
    3.     Legal Proceedings..............................................  14
    4.     Submission of Matters to a Vote of Security Holders............  19
           Executive Officers of the Registrant...........................  19
           Description of Capital Stock...................................  22

                                    PART II

    5.     Market for Registrant's Common Equity and Related Stockholder
             Matters......................................................  23
    6.     Selected Financial Data........................................  25
    7.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................  25
    8.     Financial Statements and Supplementary Data....................  33
    9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................................  55

                                   PART III

   10.     Directors and Executive Officers of the Registrant.............  55
   11.     Executive Compensation.........................................  58
   12.     Security Ownership of Certain Beneficial Owners and
             Management...................................................  63
   13.     Certain Relationships and Related Transactions.................  65

                                    PART IV

   14.     Exhibits, Financial Statement Schedules and Reports on
             Form 8-K.....................................................  69

                                   PART I



Items 1 and 2.  Business and Properties


                           THE COMPANY'S BUSINESS

Lyondell Petrochemical Company and LYONDELL-CITGO Refining Company Ltd. (LCR) operate in two business segments: petrochemicals and refining. The Company manufactures a wide variety of petrochemicals, including olefins (ethylene, propylene, butadiene, butylenes and certain specialty products), polyolefins (polypropylene and low density polyethylene), methanol, methyl tertiary butyl ether (MTBE), and aromatics and, through LCR, a Texas limited liability company, refined petroleum products, including gasoline, heating oil, jet fuel, fuel oil, aromatics and lubricants (lube oils). The Company generally sells its petrochemical products to customers for use primarily in the manufacture of other chemicals and products, which in turn are used in the production of a wide variety of consumer and industrial products. LCR sells its principal refined products primarily to CITGO Petroleum Corporation (CITGO) and to a lesser extent, to other marketers of petroleum products.

As the context may require, all references hereafter to the "Company" or "Lyondell" include Lyondell Petrochemical Company and its wholly-owned subsidiaries.

Development of Business

The Company was incorporated under the laws of the State of Delaware in 1985. Atlantic Richfield Company (ARCO) originally created a separate division (Lyondell Division) by the combination of the operations of the Channelview, Texas petrochemical complex (Channelview Complex), and the full conversion Houston, Texas refinery (Refinery).

Effective July 1, 1988, ARCO transferred substantially all the assets and liabilities relating to the integrated petrochemical and petroleum processing business of the Lyondell Division to the Company. In addition, certain pipeline assets that were not formerly a part of the Lyondell Division were transferred to Lyondell. In exchange for the transfer of such assets and liabilities, Lyondell issued ARCO additional shares of its common stock. On January 25, 1989, ARCO completed an initial public offering of 43,000,000 shares of Lyondell's common stock.

In February, 1990, the Company acquired a polypropylene plant and a low density polyethylene plant located in Pasadena, Texas (Polymers Facility).

In July, 1993, pursuant to agreements between the Company and CITGO (and its affiliates), the Company contributed its refining business (including the lube oil blending and packaging plant in Birmingport, Alabama) and refining working capital to LCR and retained an initial 95% participation interest in LCR. At December 31, 1993, the Company had an approximate 90% interest in LCR. The results of LCR currently are consolidated into Lyondell's financial statements. For further discussion of this transaction, see "REFINING SEGMENT - Overview".

LCR is undertaking a major upgrade project at the Refinery to enable the facility to process substantial additional volumes of very heavy crude oil. LCR also has entered into a long-term crude supply contract (Crude Supply Contract) with Lagoven, S.A. (LAGOVEN), an affiliate of CITGO. In addition, under the terms of a long-term product sales agreement (Products Agreement), CITGO purchases from LCR a majority of the refined products produced at the Refinery. Both LAGOVEN and CITGO are direct or indirect wholly-owned subsidiaries of Petroleos de Venezuela, S.A. (PDVSA), the national oil company of Venezuela.
See "REFINING SEGMENT".

At March 1, 1994, ARCO owned 39,921,400 shares of Lyondell common stock, which represent 49.9 percent of the issued and outstanding common stock of the Company. ARCO officers and directors currently hold five of the eleven directorships on the Company's Board of Directors. Although officers and directors of ARCO do not constitute a majority of the Board of Directors, for certain federal and state securities laws purposes, ARCO could be deemed to be a "control" person or an "affiliate" of Lyondell.

For additional information relating to certain continuing relationships and potential conflicts of interest among Lyondell, LCR, ARCO and ARCO Chemical Company (ARCO Chemical), an 83.3 percent owned subsidiary of ARCO, including their respective subsidiaries, see Item 13 -- "Certain Relationships and Related Transactions" included herein.

See Note 19 - Segment Information of Notes to Consolidated Financial Statements.


                  SUMMARY DESCRIPTION OF BUSINESS SEGMENTS

                            PETROCHEMICAL SEGMENT


Overview

Channelview Complex -- Lyondell's Channelview Complex, located in Channelview, Texas, 20 miles east of Houston, includes two large olefins plants, a methanol plant, a butadiene recovery unit, a product flexibility unit (which has the capability to convert ethylene and other light hydrocarbon streams into propylene), an aromatics (benzene and toluene) recovery unit, two MTBE units, an isoprene recovery unit and other petrochemical processing units. The Channelview Complex is connected by multiple pipelines to the Refinery, which is approximately 16 miles away. The Channelview Complex also is connected by a comprehensive pipeline system to the Company's Mont Belvieu, Texas storage facility, to leased storage terminals and to Gulf Coast customers. Ethylene and propylene are shipped or exchanged via this pipeline system. See "Properties".

The Company's olefins plants and related processing units produce ethylene, propylene, butadiene, butylenes, benzene, toluene, hydrogen and certain specialty products, such as isoprene, dicyclopentadiene, resin oils and piperylenes, along with gasoline blendstocks and heavy liquid fuels. The Company also produces methanol and MTBE. The Company's petrochemical products are used by its customers to manufacture intermediate chemicals, which are used in a variety of consumer and industrial products.

Ethylene is used to manufacture polyethylene, which is used in products such as trash bags, housewares and milk containers. Ethylene also is used to produce ethylene oxide (used to produce ethylene glycol which is used to produce antifreeze and polyester fibers), ethylene dichloride (used to produce polyvinyl chloride for pipe and other vinyl products), ethylbenzene (used to produce styrene, which in turn is used to produce polystyrene for packaging and containers) and alpha olefins (used in the manufacture of detergents, as well as other intermediate chemicals).

Propylene is used to manufacture polypropylene, which is used in products such as carpets, food packaging, upholstery, automobile parts and plastic bottles. Propylene is also used to manufacture acrylonitrile (used in clothing and high impact plastics), propylene oxide (used in polyurethane foams for furniture and insulation) and oxo products (used in industrial solvents, as well as other intermediate chemicals).

Butadiene is used to manufacture styrene butadiene rubber and polybutadiene rubber, both of which are used in the manufacture of tires and other rubber products. Butadiene is also used in the production of nylon and acrylonitrile-butadiene-styrene plastics.

Methanol is used to produce MTBE and a variety of chemical intermediates, including formaldehyde, acetic acid and methyl methacrylate. These intermediates are used to produce bonding adhesives for plywood, polyester fibers and plastics. Other end uses include solvents and antifreeze applications.

MTBE is an octane enhancer and clean fuel additive in reformulated gasoline. All MTBE produced at the Channelview Complex and not blended at the Refinery is sold to a single customer. See "Properties" and Item 13 - "Certain Relationships and Related Transactions".

The following table shows the current annual rated capacity for certain of the Company's principal petrochemical products:

                                                            Rated Capacity(a)
                                                             at December 31,
                                                                  1993
                                                            -----------------
                                                                (Millions)
Petrochemical Product
 Ethylene (pounds)....................................            3,600
 Propylene (pounds)...................................            2,100 (b)
 Butadiene (pounds)...................................              615
 Methanol (gallons)...................................              233 (c)
 MTBE (gallons).......................................              167
 Aromatics (gallons)..................................              130

- --------------

(a) The term "rated capacity," as used in this table and throughout this report, is calculated by estimating the number of days in a typical year that a production unit of a plant is expected to operate, after allowing for downtime for regular maintenance, and multiplying that number by an amount equal to the unit's optimal daily output based on the design feedstock mix. Because the rated capacity of a production unit is an estimated amount, the actual production volumes may be more or less than rated capacity.

(b) Does not include refinery grade material or production from the product flexibility unit, which has a current rated capacity of 1 billion pounds per year of propylene. In 1993, the Company completed an expansion project that more than doubled propylene capacity of the product flexibility unit.

(c) Capacity as shown includes equivalent methanol that could be produced from reformed gas, an intermediate in the production of methanol.

Bayport Polymers Facility -- The Polymers Facility converts propylene and ethylene supplied by the Channelview Complex into polypropylene and low density polyethylene that is sold into the derivative markets and transported by railcar and truck. The Polymers Facility is connected by pipeline to the Company's Mont Belvieu, Texas storage facility for feedstock supply. The following table shows the current annual rated capacity for each of the Company's principal polyolefins products.

                                                            Rated Capacity
                                                            at December 31,
                                                                  1993
                                                            ---------------
                                                               (Millions)
Polyolefins Product
Polypropylene (pounds)................................             300
Low density polyethylene (pounds).....................             140

Feedstocks

The Company's olefins plants can process 100 percent heavy petroleum liquids (naphtha, condensates and gas oils) or up to 90 percent natural gas liquids (ethane, propane, butane and natural gasoline; collectively, "NGL") feedstocks. The Company's olefins plants use approximately 125,000 to 160,000 barrels per day of NGLs and/or heavy liquids feedstocks. The Company obtains a portion of its olefins feedstock requirements from LCR (NGLs, naphtha and gas oil) and additional olefins feedstock in the form of petroleum condensates pursuant to a contract with a producing country. The remainder of its heavy liquids requirements are obtained under short-term contracts or on the spot market from a variety of foreign and domestic sources. The Company purchases NGLs from a wide variety of domestic sources, many of which have pipeline connections to the Company's facilities.

The Company's methanol plant generally processes natural gas feedstocks but also has the ability to process NGL feedstocks (other than natural gasoline). The Company purchases natural gas from a variety of domestic sources for use as fuel at its facilities and as feedstock for the methanol plant.

The Channelview Complex is currently the sole supplier of propylene and ethylene feedstocks to the Polymers Facility, which uses them to make polypropylene and low density polyethylene.

Marketing and Sales

Lyondell sells a majority of its olefins products to customers with whom it has long-standing relationships. Sales generally are made pursuant to written agreements, which typically provide for monthly negotiation of price based upon current market prices for products sold under contract. The parties are contractually committed to use their best efforts to agree monthly on price terms. Nonetheless, if the parties fail to agree on a monthly price, in some cases deliveries may be suspended for the month. The term of these contracts is typically three to five years with automatic one year term extension provisions which cause the contract to remain in effect after the initial term unless expressly terminated by one of the parties. Some of these contracts are subject to early termination if deliveries have been suspended for several months. The contracts typically require the customer to purchase a specified minimum quantity while establishing a quantity range whereby the customer has the right to purchase additional quantities up to a specified maximum.

The Company sells substantially all of its methanol output and most of its aromatics output under contracts that have initial terms ranging from two to three years and that typically contain automatic one year term extension provisions which cause the contracts to remain in effect after the initial term expires unless expressly terminated by one of the parties. These contracts generally provide for monthly or quarterly price adjustments based upon current market prices. Aromatics produced at the Refinery are marketed by Lyondell for LCR under contracts with similar terms to its own with the exception of benzene which is sold directly to Lyondell at market-related prices.

Competition and Industry Conditions

The basis for competition in all of Lyondell's petrochemical products is price, product quality and product deliverability. Lyondell competes with other large domestic producers of olefins, including, but not limited to, Amoco Chemical Company, Chevron Chemical Company, Exxon Chemical Company, Occidental Chemical Corporation, Phillips Petroleum Company, Shell Chemical Company and Texaco Chemical Company.

The combined rated capacity of the Company's olefins units at January 1, 1994 was approximately 3.6 billion pounds of ethylene per year or approximately 7.7 percent of total domestic production capacity. Based on published rated production capacities, the Company believes it is one of the five largest producers of ethylene in the United States. Of the total ethylene production capacity in the United States, approximately 93 percent is located along the Gulf Coast, and approximately 77 percent is owned by ten manufacturers.

During the period from January 1, 1991 to December 31, 1993, domestic industry ethylene capacity increased by approximately 4.9 billion pounds. This increase significantly outpaced demand and resulted in declining product margins. Domestic industry ethylene rated capacity at January 1, 1994 was approximately
46.6 billion pounds per year. New plants coming on-line and debottlenecking of existing plants are expected to add an additional 2.5 billion pounds of capacity in 1994 and an additional 1.5 billion pounds of capacity in 1995, which additional capacity is expected to be relatively in balance with domestic demand growth. There are no additional capacity expansions currently announced for the
U. S. after 1995. Although the demand for ethylene is expected to continue growing during the 1990's, there is no assurance that recent and anticipated ethylene capacity increases, or other factors, will not adversely affect the industry's supply and demand balance.

The Company's principal competitors in polypropylene production include Amoco Chemical Company, Aristech Chemical Corporation, Texas Eastman Division of Eastman Chemical, FINA Oil & Chemical Company, and Himont Incorporated. The Company's principal competitors in low density polyethylene production include

Chevron Corporation, Dow Chemical Company, Mobil Chemical Company, Quantum Chemical Corporation and Westlake Polymers Corporation.

The provisions of the Clean Air Act Amendments of 1990 will require the manufacture and sale of alternative fuels, including reformulated gasoline. Management believes the Company is well positioned currently to respond to increased demand for reformulated gasoline due to its ability to manufacture MTBE (and its primary ingredients) and its ability to extract aromatics. Lyondell has entered into a joint development and licensing arrangement to accelerate commercialization of two isomerization processes that produce feedstocks for MTBE and tertiary amyl methyl ether (TAME) which are blending components for reformulated gasoline. Proposed regulations by the EPA could mandate that 30 percent of the gasoline sold in the reformulated gasoline program be derived from renewable sources such as ethanol by 1995. These regulations may have a negative impact on the market for MTBE and methanol.

Historically, petrochemical industry profitability has been heavily influenced by price competition, which may intensify due to, among other things, new domestic and foreign industry capacity. In general, weak economic conditions either in the United States or in world markets also tend to reduce demand and put pressure on margins. Petrochemical profitability also is expected to be affected by reduced derivative exports as a result of weak worldwide economic conditions and more balanced regional production throughout the world. Because of the uncertainties inherent in these businesses, it is not possible to predict accurately how changes in feedstock costs, market conditions or other factors will affect petrochemical industry margins in the future.

Properties

The Company owns all of the plant and equipment that comprise its two olefins plants at its Channelview Complex and owns the approximately 2,875 acre parcel on which the complex is situated. The Company also owns the methanol plant and other petrochemical processing units which are located at the Channelview Complex. These include the product flexibility unit, two MTBE units, the benzene and toluene recovery unit, the butadiene recovery unit, the isoprene recovery unit and an isopropyl alcohol unit. One of the MTBE units and the isopropyl alcohol unit are used exclusively to process products for ARCO Chemical. The Company also operates a styrene maleic anhydride unit (SMA) and a polybutadiene unit which are owned by a third party and are located on property leased from the Company within the Channelview Complex. A third party owns and operates a facility on land leased from the Company that is used to upgrade hydrogen from the Company's methanol plant. The Company owns the real property, plant and equipment which comprise the Polymers Facility, located on approximately 187 acres in Pasadena, Texas. Lyondell owns several pipelines connecting the Channelview Complex, the Refinery and the Mont Belvieu storage facility, including six lines used to transport heavy liquid feedstocks, butylenes, benzene, hydrogen, butane, MTBE and unfinished gasolines between the Channelview Complex and the Refinery.

Lyondell also owns a storage facility, a brine pond facility and a tract of vacant land at Mont Belvieu, Texas, located approximately 15 miles east of the Channelview Complex. Storage capacity for up to 10 million barrels of NGL feedstocks, ethylene and propylene is provided in salt domes at the Mont Belvieu facility. The Company also owns an approximate 10 percent undivided joint interest in much of the real property surrounding the Mont Belvieu site. This property, which is owned jointly with several other companies that operate storage or processing facilities at Mont Belvieu, is maintained as a greenbelt for these facilities. The Company has a long-term lease on product pipelines from Mont Belvieu to most olefins customers.

Lyondell leases its executive offices and corporate headquarters in downtown Houston. In addition, the Company leases storage facilities for the handling of its products from various third parties, primarily in the Gulf Coast area.

Capital Program

The petrochemical segment's fixed asset capital expenditures totaled $15 million in 1993. The petrochemical segment's capital budget for 1994 is $30 million, of which approximately $3 million is for environmentally-related capital projects. See "ENVIRONMENTAL MATTERS" for a discussion of these environmentally-related capital projects.

As part of its ongoing operations, the Company periodically conducts maintenance turnarounds on its facilities. When conducting a maintenance turnaround on a principal facility, capital expenditures and maintenance expenses as well as lost operating income are typically incurred. Unscheduled shutdowns were necessary on the two olefins units at the Channelview Complex during 1993. In addition to the required repairs, other work was performed during the shutdowns which is expected to postpone the next scheduled turnaround on the olefins units. Although turnarounds on principal facilities are usually scheduled well in advance, the timing of such turnarounds can be accelerated or delayed because of numerous factors, many of which are beyond the Company's control.

Effective January 1, 1993, the Company changed its method of accounting for turnarounds. Under the new method, repair and maintenance expenses associated with turnarounds exceeding $5 million are capitalized when incurred and amortized on a straight-line basis until the next planned turnaround, generally four to six years. In prior years, all repair and maintenance expenses associated with turnarounds were expensed as incurred. The Company believes that the new method of accounting is preferable in that it provides for a better matching of repair and maintenance expenses associated with turnarounds with future product revenues. See Note 4 of "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS".

In the last several years, there have been several mergers, acquisitions and spin-offs in the chemical industry. The Company believes that the end result of this activity will be an industry with fewer, but more competitive, participants. The Company further believes that the current industry economic environment creates potential opportunities for expansion or diversification by the Company. The Company continually evaluates opportunities that are intended to enhance cash flow and total return to stockholders. This ongoing evaluation process involves both potential expansion and debottlenecking projects for the Company's existing facilities, as well as potential acquisition, joint venture and other opportunities involving third parties. The Company expects that its efficient, low-cost operation of petrochemical assets could be a leveraging factor in enhancing the value to the Company of any external opportunities.

Potential funding sources for long-term capital projects, whether involving transactions with third parties or otherwise, could include, without limitation, the Company's current financial resources, potential earnings growth, future borrowings and future issuance of equity securities, as well as possible contractual arrangements such as joint ventures or partnerships. Both the Company's ability to undertake and fund the particular strategies described above, and the general level of the Company's capital commitments and expenditures from period to period, will be affected by a variety of factors including, without limitation, the general business environment, as well as changes in applicable government regulations and tax laws.

Employee Relations

At year end, Lyondell employed 1,083 full-time employees. The Company also uses the services of approximately 443 employees of independent contractors in the routine conduct of its business.

                              REFINING SEGMENT

Overview

LCR's Refinery, located adjacent to the Houston Ship Channel, includes a coker, a fluid catalytic cracking unit, three reformers, four crude distillation units, two sulfur recovery plants and several hydrodesulfurization units, as well as lube oil manufacturing and packaging facilities and an aromatics recovery unit. It is connected by multiple pipelines to the Channelview Complex and provides feedstocks to and receives by-products from that facility.

Products manufactured at the Refinery include gasoline, heating oil, jet fuel, aromatics (benzene, toluene, paraxylene and orthoxylene), lubricants (industrial lubricants, motor oils, white oils, process oils and base oils) carbon black oil, sulfur and petroleum coke. The aromatics recovery unit at the Refinery produces benzene, toluene, paraxylene and orthoxylene. Aromatics are used to manufacture a variety of intermediate chemicals, including ethylbenzene, cumene, urethane foam components and polyester intermediates for films, fibers and resins. End uses of these products include packaging and containers, furniture, apparel and flooring.

Although the Refinery is currently processing primarily heavy Venezuelan crude oil, the Refinery does have the capability (known as "full conversion") to process West Texas Sour (WTS) - type crude oil feedstocks into a product output mix that consists of a significant percentage of high value products, such as gasoline, heating oil, jet fuel, aromatics and lube oils and olefins feedstocks (which are used by the Channelview Complex). It currently has a capacity rating of 265,000 barrels per day of crude oil and related feedstocks which is based on running WTS or equivalent crude oil in a full conversion mode. The actual operating capability varies with the type of crude oil it processes. See "Feedstocks".

On July 1, 1993, the Company contributed its refining assets (including the lube oil blending and packaging plant in Birmingport, Alabama) and refining working capital to LCR and retained an approximate 95 percent interest in LCR. CITGO contributed $50 million for future capital projects of LCR and in exchange received an approximate five percent interest in LCR. CITGO also made an additional $50 million contribution for future capital projects of LCR on December 31, 1993. As a result of this additional contribution, CITGO had an approximate 10 percent interest in LCR at December 31, 1993. In addition to the funding related to the upgrade project described below, CITGO has one additional contribution commitment of $30 million to be made upon completion of the upgrade project and it has an option to make an additional equity contribution sufficient to increase its interest in LCR to 50 percent.

The Company believes that the principal benefit from its participation in LCR will be stabilized earnings and cash flow from the refining business. The expected stabilization of earnings and cash flows resulting from the agreement with CITGO will not be fully realized until the projected completion of the Refinery upgrade project described below. During 1993, the Refinery increased the volumes of heavy Venezuelan crude oil processed and it is anticipated that the Refinery will continue to achieve increased benefits from processing heavy Venezuelan crude oil as it achieves improved operating efficiency. The Refinery also has obtained a long-term crude oil supply. See "Feedstocks" and "Marketing and Sales" for further discussion of the Crude Supply Contract and Product Agreement.

Effective July 1, 1993, LCR and Lyondell entered into multiple agreements for feedstock and product sales designed to preserve much of the synergy between the Refinery and the Company's petrochemical business. Under the terms of these agreements, various feedstock and product streams will be transferred between the Refinery and Lyondell's Channelview Complex at market-related prices. LCR and Lyondell also have entered into tolling agreements, pursuant to which alkylate and MTBE attributable to Refinery feedstocks will be produced for LCR at Lyondell's Channelview Complex.

Also effective July 1, 1993, the majority of the employees formerly employed by Lyondell in its refining business became employees of LCR. Pursuant to the terms of a number of service agreements, Lyondell has contracted with LCR to continue to perform services in certain areas, including employee services, administrative services and marketing services. Lyondell and LCR also have entered into a variety of contracts providing for the assignment or licensing of intellectual property rights associated with the refining business.

Upgrade Project

LCR is undertaking a major upgrade project at the Refinery to enable the facility to process substantial additional volumes of very heavy crude oil. CITGO will provide a major portion of the funds for the upgrade project, as well as funds for certain capital projects. Project engineering for the upgrade is currently underway and at the present time, LCR management anticipates the cost over the next three to four years will be approximately $800 million. The upgrade project is subject to regulatory approvals and resolution of certain other matters. The upgrade project is intended to increase the heavy crude oil processing capability of the Refinery from 130,000 barrels per day of 22 degree API gravity crude oil to 200,000 barrels per day of 17 degree API gravity Venezuelan BCF-17 crude oil. The upgrade is not intended to increase the total throughput of the Refinery, but rather its ability to process heavier, higher margin, crude oils. The project also will include expansion of the Refinery's reformulated gasoline and low sulfur diesel production capability. Major components of the upgrade include new coking, hydrotreating and sulfur recovery units; a new crude distillation unit and modifications to the Refinery's largest existing crude distillation unit and various hydrodesulfurization units.

Funding for the upgrade project will occur in three phases. The first phase, the initial $300 million, will be funded by CITGO. The second phase will be funded by an LCR borrowing of approximately $200 million. The third phase, which is expected to occur toward the end of the upgrade project, will be a combination of LCR borrowing and contributions from CITGO and the Company.
Prior to completion of the upgrade project, the financing costs for the upgrade project loans will be funded by CITGO. The timing of the third phase and the level of contributions from the Company and CITGO will be dependent upon the total cost of the upgrade project. The Company will contribute, in the form of a subordinated loan, 25 percent of the cost of the upgrade project in excess of $500 million. Following completion of the upgrade project, CITGO's participation interest is expected to be approximately 35 percent. Following the upgrade project, CITGO has a one-time option to make an additional equity contribution sufficient to increase its participation interest in LCR to 50 percent.

Following the upgrade, the earnings potential of the Refinery is expected to be improved, because of the higher margins expected to be associated with the resulting heavier crude oil mix, increased coking capability and other yield improvements.

Management of LYONDELL-CITGO Refining

LCR is a limited liability company organized under the laws of the state of Texas. The Company owns its interest in LCR through a wholly-owned subsidiary, Lyondell Refining Company. CITGO holds its interest through CITGO Refining Investment Company, a wholly-owned subsidiary of CITGO (together with Lyondell Refining Company, Owners). The operative agreement with respect to the rights of each of the Owners and their parent companies is the Amended and Restated Limited Liability Company Regulations (Regulations) of LCR. The Regulations govern ownership and cash distribution rights. CITGO has committed to reinvest its share of operating cash flow during the upgrade project which will increase its participation percentage, while the Company has unrestricted access to its share of operating cash flow from LCR. The initial term of the Regulations is 25 years, although they may be terminated under certain circumstances, including insolvency of LCR or either Owner, uncured material breaches by either Owner and failure to obtain permits for the upgrade project. Under the terms of a reciprocal "Performance Guarantee and Control Agreement" (Performance Guarantee), Lyondell and CITGO each unconditionally guarantee the obligations and performance of their respective subsidiary-Owner under the terms of the Regulations.

There are risks associated with enforcing the provisions of contracts with an affiliate of a foreign government such as LAGOVEN, including the risks associated with enforcing judgments of United States courts against entities whose assets may be located outside of the United States and whose management are not residents of the United States. However, the Company believes that this transaction holds substantial economic and other incentives for all parties to perform their obligations, including the obligations of LAGOVEN pursuant to the Crude Supply Contract. Lyondell believes that PDVSA has a strategic interest in expanding its crude oil refining operations in the United States in order to increase the markets for its heavy, sour crude oil. Depending on then current market conditions, breach or termination of the Crude Supply Contract could adversely affect the Company; provided, however, that the impact of any such event is likely to be less significant for Lyondell after the completion of the upgrade project. In addition, the financial commitments of CITGO should provide an economic incentive for all PDVSA affiliates to perform their obligations under the various agreements. The parties have negotiated alternative arrangements in the event of certain force majeure conditions, including governmental or other actions restricting or otherwise limiting LAGOVEN's ability to perform. However, LCR bears the risk that such alternative arrangements will not fully provide LCR with the benefits of the Crude Supply Contract.

The Regulations provide that LCR is managed by an Owners Committee, which has three representatives (Representatives) from each Owner. Certain actions require unanimous consent of the Representatives, including, without limitation, amendment of the Regulations, borrowing money in excess of LCR's existing credit facility, delegation of authority to committees, certain purchase commitments and capital expenditures in excess of designated amounts and budgetary approval. All actions not requiring unanimous consent can be determined by

Lyondell as majority owner. The day-to-day operations of the Refinery are managed by the executive officers of LCR, including former Lyondell officers with responsibility for manufacturing and refining operations and refined products marketing. The results of LCR's operations are consolidated into Lyondell's financial statements.

Feedstocks

The following table sets forth the Refinery's runs of blended crude oils (which include crude oil and other petroleum liquids, unfinished oils and other hydrocarbons) and unfinished stock.

                                                Year Ended December 31
                                                ----------------------
                                          1993           1992            1991
                                          ----           ----            ----
                                               (Thousand barrels per day)
     Refinery Runs
       Blended crude oils..............    234            236             255
       Unfinished stock................     50             50              50
                                           ---            ---             ---
     Total.............................    284            286             305
                                           ===            ===             ===

The Refinery can process a wide variety of domestic and foreign crude oil feedstocks, including heavy (low API gravity, high viscosity) and sour (high sulfur content) crude oils. The Refinery can process up to approximately 220,000 barrels per day (83 percent of rated capacity) of light sour crude oils, or approximately 130,000 barrels per day of heavy sour crude oils (22(degrees) API gravity) plus 80,000 barrels per day of light sour crude oil. The upgrade project is intended to increase the Refinery's processing capability to 200,000 barrels per day of very heavy Venezuelan crude oil (17(degrees) API gravity).

The Crude Supply Contract requires LAGOVEN to supply and LCR to purchase minimum quantities of crude oil for 25 years. The contract incorporates a formula price based on the market value of a slate of refined products deemed to be produced from each particular crude oil or feedstock, less: (i) certain deemed refining costs, including crude transportation costs, adjustable for inflation; (ii) certain actual costs, including import duties and taxes; and (iii) a deemed margin, which varies according to the grade of crude oil or other feedstock delivered and which is adjustable for inflation. Because deemed operating costs and the slate of refined products deemed to be produced for a given barrel of crude oil or other feedstock do not necessarily reflect the actual costs and yields in any period, the actual refining margin earned by LCR under the contract will vary depending on, among other things, the efficiency with which LCR conducts its operations during such period. The contract is designed to reduce the inherent earnings and cash flow volatility of the refining operations of LCR.

The Refinery began processing Venezuelan crude oil in the third quarter of 1992. Since that time, the Company and LCR have identified and overcome obstacles inherent in processing high rates of heavy Venezuelan crude oil, including making modifications to the coker and one of the crude distillation units. The improved unit reliability and increased unit processing capability has increased the Refinery's capability of running high volumes of heavy Venezuelan crude oil and raised the capacity to 130,000 barrels per day. The remainder of the Refinery's capacity is used to process lighter crude oils and feedstocks.

LCR utilizes its Select Refinery Feedstock program to recycle used lubricating oil purchased from third parties by processing it into gasoline and other refined products. During 1993 approximately 3 million gallons of used oil were processed by the Refinery. When the program is fully implemented, the Refinery will have the capability to process significantly more used oil.

Marketing and Sales

Lyondell was formerly a merchant marketer of gasoline, heating oil and jet fuel. LCR currently sells a majority of these light refined products to CITGO under the Products Agreement and sells the remainder into the merchant market. Lube oils are manufactured and sold by LCR directly to industrial consumers and to distributors throughout the United States and international markets. LCR's branded lubricants include both paraffinic and naphthenic oils, rubber process oils, base oils used to blend into finished lubricant products, food-grade white oils and an extensive variety of engine oils and industrial lubricants. Lyondell is the sole marketing agent for LCR's aromatics (see "PETROCHEMICAL SEGMENT - Marketing and Sales") with the exception of benzene which is sold directly to Lyondell at market-related prices.

Competition and Industry Conditions

The Company formerly competed with many other refiners for sales of gasoline, heating oil, and jet fuel in the domestic and international merchant market. With the formation of LCR, the majority of these products are sold to CITGO under the Products Agreement. LCR continues to sell lube oils directly to major industrial consumers and through several hundred distributors in domestic and international markets.

Many of the domestic refiners are owned by or affiliated with major integrated oil companies. Based on published industry data, as of January 1, 1993, there were 177 crude oil refineries in operation in the United States and total domestic refinery capacity was approximately 15.1 million barrels per day. During 1993, Lyondell and LCR processed an average of 234,000 barrels per day of crude oil and other petroleum liquids, or less than two percent of domestic capacity.

Profitability of the refining industry is affected by, among other things, market conditions, volatility in world oil markets, capital expenditures required to meet increasing environmental standards, repair and maintenance costs and downtime of manufacturing units. However, management believes that the combination of the Crude Supply Contract and the Products Agreement will stabilize future earnings and cash flows and reduce the market driven aspects of such volatility.

Prior to the completion of the upgrade, the keys to operational success for LCR will be to maximize the amount of heavy Venezuelan crude oil processed in the coking mode, to optimize the efficient utilization of the remaining cracking capacity, and to maintain an overall focus on low cost operations.

In 1992, the U.S. Coast Guard proposed rules to implement the Oil Pollution Act of 1990. Although Lyondell or LCR neither owns nor operates vessels covered by the proposed regulations, Lyondell and LCR are major users of charter services to deliver petroleum feedstocks to their facilities. The financial responsibility requirements imposed by the proposed rules will limit the choice of potential carriers and are expected to increase costs for transporting feedstock and refined products.

Properties

LCR owns the real property, plant and equipment which comprise the Refinery, located on an approximately 700-acre site in Houston, Texas. Units include the fluid catalytic cracking unit, the coker, three reformers, four crude distillation units, two sulfur recovery plants, several hydrodesulfurization units, as well as lube oil manufacturing and packaging facilities and an aromatics recovery unit. LCR also owns the real property, plant and equipment which comprise a lube oil blending and packaging plant in Birmingport, Alabama.

Lyondell owns several pipelines connecting the Channelview Complex, the Refinery and the Mont Belvieu storage facility, including six lines used to transport heavy liquid feedstocks, butylenes, benzene, hydrogen, butane, MTBE and unfinished gasolines between the Channelview Complex and the Refinery. LCR owns a pipeline used to transport refined products (gasoline, kerosene, and heating oil) from the Refinery to the GATX Terminal to interconnect with common carrier pipelines.

Capital Program

The refining segment's capital expenditures for additions to fixed assets (excluding spending on the upgrade project) totaled $45 million in 1993. The refining segment's capital budget (excluding the upgrade project) for 1994 is approximately $60 million. Of the total 1994 capital budget, approximately $48 million is expected to be spent on environmentally-related capital projects. The funds contributed by CITGO (see "Overview") are required to be used for capital spending by LCR and other expenditures as determined by the Owners, and will substantially reduce the total capital spending that the Company otherwise would be required to make in connection with Refinery operations over approximately the next three to four years. See "ENVIRONMENTAL MATTERS" for further discussion of these capital projects.

As part of its ongoing operations, LCR periodically conducts maintenance turnarounds on its facilities. When conducting a maintenance turnaround on a principal facility, capital expenditures as well as maintenance expenses and lost operating income are typically incurred. Although turnarounds on principal facilities are usually scheduled well in advance, the timing of such turnarounds can be accelerated or delayed because of numerous factors, many of which are beyond LCR's control. Unscheduled shutdowns were necessary on two principal units at the Refinery during the year. Turnarounds on two principal units at the Refinery are currently scheduled for late 1994, although it is possible that they may be delayed.

Effective January 1, 1993, the Company changed its method of accounting for turnarounds. Under the new method, repair and maintenance expenses associated with turnarounds exceeding $5 million are capitalized when incurred and amortized on a straight-line basis until the next planned turnaround, generally four to six years. In prior years, all repair and maintenance expenses associated with turnarounds were expensed as incurred. The Company believes that the new method of accounting is preferable in that it provides for a better matching of repair and maintenance expenses associated with turnarounds with future product revenues. See Note 4 of "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS".

The Company remains obligated to fund certain Refinery environmental projects initiated prior to the creation of LCR as well as its share of a base level of Refinery capital improvements; the total of these obligations is estimated to be $50-75 million through the completion of the upgrade project. The level and timing of these anticipated capital commitments and expenditures will be affected by changes in applicable governmental regulations, including environmental and tax laws.

Employee Relations

At year end, LCR employed 1,200 full time employees. LCR also uses the services of approximately 200 employees of independent contractors in the routine conduct of its business. Certain hourly workers at the Refinery are covered by collective bargaining agreements between LCR and the Oil, Chemical and Atomic Workers Union (approximately 700 employees).


               RESEARCH AND TECHNOLOGY; PATENTS AND TRADEMARKS

The Company, including LCR, uses numerous patents in its operations, many of which are licensed from third parties, including ARCO. See Item 13 -- "Certain Relationships and Related Transactions". Although the Company's licenses from ARCO and others are significant to its operations, the Company is not dependent upon any particular patent, trade secret or the like, and it believes that the loss of any individual patent, trade secret, or similar proprietary right would not have a material adverse effect on the operations of the Company. The Company submitted several new patent applications during 1993 to protect new processes it developed.

Lyondell Licensing, Inc., a wholly-owned subsidiary of the Company, has entered into a joint development and licensing relationship with CDTECH, a leading supplier of ethers technologies used in reformulated fuels production, to commercialize two isomerization processes that produce blending agents for cleaner burning gasolines. This alliance is aimed at improving these technologies through a joint development effort. If successful, the alliance is expected to accelerate worldwide commercialization of Lyondell's butene isomerization process and Lyondell's or CDTECH's pentene isomerization process.

The Company, including LCR, uses numerous trademarks in its marketing operations, a portion of which are licensed from third parties, including ARCO. The Company is not dependent upon any particular trademark, and it believes the loss of any individual trademark would not have a material adverse effect on its operations. The Company submitted several new trademark applications during 1993 to protect product line names and to foster its marketing position.


                               FINANCE MATTERS

The Company generally intends to use its cash position and cash flows to enhance total return to stockholders. In addition, the Company's strategy is to maintain a suitable rating on its debt securities. Any proposed action affecting the Company's cash position or cash flow is evaluated in competition with other available investments and other alternatives. This allows the Company to take advantage of opportunities intended to maximize total return to stockholders. See "PETROCHEMICAL SEGMENT - Capital Program" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

Long-Term Debt and Financing Arrangements

As of December 31, 1993, the Company had $725 million of long-term debt consisting of $300 million of notes due 1996 and 1999, $200 million of notes due 1997 and 2002 and $225 million of medium-term notes due from 1994 to 2005.

The Notes due 1996 and 1999 and the medium-term notes contain provisions that would allow the holders to require the Company to repurchase the debt upon the occurrence of certain events combined with specified declines in public ratings on the Notes due 1996 and 1999 (Put Rights). Events which may trigger the Put Rights include, among other things, acquisitions by persons other than ARCO or the Company of more than 20 percent of the Company's common stock, any merger or transfer of substantially all of the Company's assets in connection with which the Company's common stock is changed into or exchanged for cash, securities or other property and payment of "special" dividends. See Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters. The foregoing summary of the Put Rights is not intended to be complete and it is subject to, and qualified in its entirety by reference to, the terms of the Indenture for the Notes due 1996 and 1999 which has been filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 and incorporated herein by reference.

LYONDELL-CITGO Unsecured Revolving Credit Facility- Effective July 1, 1993, LCR entered into a 364 day unsecured $100 million revolving credit facility with a group of banks with Continental Bank, N.A., as agent. Under terms of the credit facility, LCR may borrow with interest based on prime, LIBOR or CD rates at LCR's option or have letters of credit issued on its behalf. The credit facility may be extended at the request of LCR upon consent of the bank group. The credit facility contains covenants that limit LCR's ability to modify certain significant contracts, dispose of assets or merge or consolidate with other entities. At December 31, 1993, no amounts were outstanding under this credit facility.

Company Unsecured Revolving Credit Facility- During December, 1993, the Company finalized a five year, $400 million unsecured revolving credit facility (Facility) which replaced its existing $300 million credit facility which was due to expire in July, 1994. At December 31, 1993, no amounts were outstanding under the Facility. At the present time the Company views the Facility as a back-up source of liquidity. The Company does not believe that the covenants or the other terms of the Facility described below are reasonably likely to materially affect or restrict the future operation of the Company's business or its ability to pay dividends on its common stock.

Under the terms of the Facility, the interest rate for borrowings is based on Euro-Dollar or CD rates, at the Company's option, and also is dependent upon the Facility utilization rate and the Company's debt ratings. The Facility contains restrictive covenants regarding the incurrence of additional debt, the maintenance of certain fixed charge coverage and leverage ratios and the making of contributions to LCR, as well as the payment of dividends to the extent that the Company's net income after January 1, 1994 generally does not exceed, over time, dividends declared or paid after that date.

The Facility's debt incurrence covenant restricts the incurrence by the Company of additional debt, including debt under the Facility, unless, immediately after giving effect to the additional borrowing, the ratio of earnings before depreciation, amortization, interest and income taxes, to interest expense exceeds the limits set forth in the Facility. However, the debt incurrence covenant does not become applicable until the debt incurred by the Company after December 31, 1993 exceeds $75 million.

In addition to other customary events of default, the Facility provides that an event of default will occur (i) if the Company fails to pay when due (whether by scheduled maturity, acceleration or otherwise) an aggregate amount of indebtedness or interest thereon (other than with respect to loans under the Facility) in excess of $15 million, or (ii) if the Company is determined (upon exhaustion of all appeals and expiration of all cure periods) to be in default of a material obligation under the LCR Regulations. The forgoing summary of the Facility is not intended to be complete and it is subject to, and qualified in its entirety by reference to, the terms of the Facility which has been filed as an exhibit to this Annual Report on Form 10-K and incorporated herein by this reference.

For a further discussion of the Company's long-term debt and financing arrangements, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- FINANCIAL CONDITION" and Note 11 of "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS".


                            ENVIRONMENTAL MATTERS


The Company's production facilities are generally required to have permits and licenses regulating air emissions, discharges to water and generation, storage, treatment and disposal of hazardous wastes. Companies that are permitted to treat, store or dispose of hazardous waste and maintain underground storage tanks pursuant to the Resource Conservation and Recovery Act (RCRA) also are required to meet certain financial responsibility requirements. The Company believes that it has all permits and licenses generally necessary to conduct its business or, where necessary, is applying for additional, amended or modified permits, and that it meets applicable financial responsibility requirements.

The Company's policy is to be in compliance with all applicable environmental laws. The Company is committed to Responsible Care(R), a chemical industry initiative to enhance the industry's responsible management of chemicals. The Company (together with the industry in which it operates) is subject to extensive federal, state and local environmental laws and regulations concerning emissions to the air, discharges onto land or waters and the generation, handling, storage, transportation, treatment and disposal of waste materials. Some of these laws and regulations are subject to varying and conflicting interpretations. In addition, the Company cannot accurately predict future developments, such as increasingly strict requirements of environmental laws, inspection and enforcement policies and compliance costs therefrom, which might affect the handling, manufacture, use, emission or disposal of products, other materials or hazardous and non-hazardous waste. For example, a revised testing procedure under RCRA, the toxicity characteristic leachate procedure (TCLP), resulted in the reclassification of some wastes at the Company's facilities which has required changes in the Company's waste management practices. These changes have caused the Company to make expenditures in 1993 and will cause the Company to make substantial additional expenditures in 1994. Some risk of environmental costs and liabilities is inherent in particular operations and products of the Company, as it is with other companies engaged in similar businesses, and there is no assurance that material costs and liabilities will not be incurred. In general, however, with respect to the capital expenditures and risks described above, the Company does not expect that it will be affected differentially from the rest of the domestic petrochemical and refining industry.

In some cases, compliance with environmental, health and safety laws and regulations can only be achieved by capital expenditures. In the years ended December 31, 1992 and 1993, the Company spent approximately $57 million and $38 million, respectively, for environmentally related capital expenditures at existing facilities. For 1994 and 1995, the Company currently estimates that environmentally related capital expenditures at existing facilities (including LCR's) will be approximately $51 million and $50 million, respectively. The timing and amount of these expenditures are subject to the regulatory and other uncertainties described above as well as obtaining of the necessary permits and approvals. The Company's 1994 capital budget includes the following environmentally related projects: (1) work on installation of a wet gas scrubber that will reduce sulfur dioxide and particulate emissions from the Refinery's fluid catalytic cracking unit; (2) TCLP-related projects at the Refinery, including closure of some surface impoundments, source reductions and rerouting of streams; (3) completion of a number of projects to reduce benzene emissions in compliance with federal regulations; (4) a marine vapor recovery project at the Refinery; and (5) compliance costs at the Channelview Complex and the Refinery related to nitrogen oxide emissions from combustion sources. Additional projects may be required as a result of various enforcement orders that the Company is negotiating. For periods beyond 1995, additional environmentally related capital expenditures will be required, although the Company cannot accurately predict the levels of such expenditures at this time.

The Refinery contains on-site solid-waste landfills which were used in the past to dispose of waste generated at these facilities. It is anticipated that corrective actions will be necessary to comply with federal and state requirements with respect to this facility. In addition, the Company negotiated an order with the Texas Water Commission, now the Texas Natural Resource Conservation Commission (TNRCC), for assessment and remediation of groundwater and soil contamination at the Refinery. The Company has reserved an amount

(without regard to potential insurance recoveries or other third party reimbursements) it believes to be sufficient to cover current estimates of the cost for remedial measures at its manufacturing facilities based upon its interpretation of current environmental standards. Based on the establishment of such reserves, and the status of discussions with regulatory agencies described in the preceding paragraph, and although the reserves are subject to increase, the Company does not anticipate any material adverse effect upon its earnings, operations or competitive position as a result of compliance with the laws and regulations described in this or the preceding paragraphs. See also
Item 3 -- "Claims Relating To Waste Disposal Sites".


Item 3.  Legal Proceedings

General

In connection with the transfer of assets and liabilities from ARCO to Lyondell, Lyondell agreed to assume certain liabilities arising out of the operation of the Company's integrated petrochemical and petroleum processing business prior to July 1, 1988. At that time, the Company and ARCO entered into an agreement (Cross-Indemnity Agreement) whereby the Company agreed to defend and indemnify ARCO against certain uninsured claims and liabilities which ARCO may incur relating to the operation of the business of the Company prior to July 1, 1988, including liabilities which may arise out of certain of the legal proceedings described in this Item 3. See Item 13 -- "Certain Relationships and Related Transactions". Prior to November 20, 1990, ARCO's insurance carriers had assumed the defense of most of the lawsuits described in this Item 3. Since that date, ARCO's insurance carriers have refused to advance defense costs in those lawsuits relating to certain of the waste disposal sites. See "Claims Relating To Waste Disposal Sites - ARCO Insurance Litigation".

In addition to the proceedings specifically described in this Item 3, ARCO, the Company and its subsidiaries are defendants in other suits, some of which are not covered by insurance. Many of these additional suits involve smaller amounts than the matters described herein, or make no specific claim for relief. Although final determination of legal liability and the resulting financial impact with respect to the litigation described in this Item 3, as well as the other litigation affecting the Company, cannot be ascertained with any degree of certainty, the Company does not believe that any ultimate uninsured liability resulting from the legal proceedings in which it currently is involved (directly or indirectly) will individually, or in the aggregate, have a material adverse effect on the business or financial condition of the Company. See Note 18 of "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS".

Although Lyondell is involved in numerous and varied legal proceedings, a significant portion of its litigation arises in three contexts: (1) claims for personal injury or death allegedly arising out of exposure to the Company's products; (2) claims for personal injury or death, and/or property damage allegedly arising out of the generation and disposal of chemical wastes at Superfund and other waste disposal sites; and (3) claims for personal injury and/or property damage and air and noise pollution allegedly arising out of the operation of the Company's facilities. The following sections of this Item 3 describe these types of pending proceedings. Lyondell (either directly or through ARCO as its indemnitee) is the real party at interest in these proceedings.

Claims Related To Company Products

ARCO and the Company are involved in numerous suits arising in whole or in part from the operation of the Company's, including LCR, petrochemical and petroleum processing businesses and the assets related thereto in which the plaintiffs allege damages arising from exposure to allegedly toxic chemical products, such as benzene and butadiene. Plaintiffs in these cases usually worked at a manufacturing facility as employees of one of Lyondell's customers, were employees of the Company's contractors, or were employees of companies involved in the transportation of the Company's products to its customers. These suits allege toxic effects of exposure to chemicals sold in the ordinary course of business to third parties by various industrial concerns, including ARCO or the Company, or allege toxic chemical exposures at the Company's manufacturing facilities. Issues common to these cases include: (1) whether the plaintiff can identify a specific product to which he was allegedly exposed; (2) whether the Company supplied the identified product to which plaintiff claims he was exposed; (3) whether the plaintiff has a medical condition which, based upon competent scientific and medical evidence, is causally related to the identified product; (4) whether, and under what conditions, the plaintiff was exposed to the identified product; and (5) if the plaintiff was exposed, whether the Company has any legal defenses to the plaintiff's claims and whether there are other parties or defendants to whom the Company can turn for contribution or indemnification. The Company believes that it has always followed a policy of not only complying with all mandated standards related to product warnings and exposure levels but also of complying with Company specific standards that were more strict than those imposed by the law. As a result, the Company believes that it has a basis to avail itself of legal defenses against claims regarding its products due to exposures by employees and by claims of exposures from third parties to whom the Company sold its products.

The vast majority of chemical exposure cases name a large number of industrial concerns, in addition to the Company, as defendants and are at various stages of discovery. Although the Company does not believe that the pending chemical exposure cases will have a material adverse effect on its business or financial condition, it is difficult to determine the potential outcome of this type of case. The majority of the plaintiffs in chemical exposure legal proceedings request relief in the form of unspecified monetary damages. Furthermore, when specific amounts are requested they often bear no objective relation to the merits of the case. Notwithstanding the foregoing, it is possible that if one or more of the presently pending chemical exposure cases were resolved against ARCO or the Company, the resulting damage award could be material to the Company without giving effect to contribution or indemnification obligations of co-defendants or others, or to the effect of any insurance coverage that may be available to offset the effects of any such award.

Claims Relating To Waste Disposal Sites

Wastes generated from products produced by facilities transferred from ARCO and now owned by the Company or LCR have, from time to time, been disposed of at third-party landfills. Two of these facilities, known as the "French Ltd." and the "Brio" Sites, both of which are located near Houston, Texas, have been classified as "Superfund" sites under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA). The Environmental Protection Agency (EPA) has named many potentially responsible parties (PRPs) at each site from whom wastes were allegedly received. Based on the current law, the Company does not believe that its obligation to ARCO related to ARCO's share of clean-up costs at either of these sites will result in a liability that will have, individually or in the aggregate, a material adverse effect on the business or financial condition of the Company. It is possible, however, that the Company may be involved in future CERCLA and comparable state law investigations and clean-ups. The current presidential administration recently proposed a plan to significantly revise the Superfund law which is scheduled for reauthorization this year. Because the proposal is so recent and because it is expected to generate strong reactions from business, insurance companies, lenders, municipalities and environmentalists, the Company is not able to predict whether the administration's plan will be enacted or to determine with specificity what the impact would be on the Company.

French Ltd. Site Remediation -- At the French Ltd. site, ARCO and the other PRPs have entered into a settlement agreement relating to the allocation of clean-up costs. The EPA approved the clean-up plan and a Consent Decree was entered in the Federal District Court for the Southern District of Texas in the first quarter of 1990. An amendment to the Consent Decree relating to natural resource damage has been negotiated and submitted to the court for approval.
The total costs associated with the Consent Decree are currently estimated to be approximately $90 million. The Company believes that its share of clean-up costs (as allocated pursuant to the Cross-Indemnity Agreement) will be no more than five percent of total costs recovered without giving effect to any insurance coverage which may be available to offset these costs.

French Ltd. Site Litigation -- Approximately 2,500 plaintiffs have made claims related to wastes in the French Ltd. Superfund site. In each of these cases, ARCO is one of many defendants. These suits generally allege that unspecified chemical waste sent to the site by the defendants caused a decrease in property value, a decrease in plaintiffs' ability to enjoy their property, and unspecified adverse effects on plaintiffs' health. Although some of the lawsuits request relief in the form of unspecified monetary damages, the aggregate amount of actual damages sought in those cases where damages are specified exceeds $5 billion. The aggregate amount of punitive damages sought in those cases where damages are specified exceeds $20 billion. In December, 1992, after mediation, ARCO, along with several other defendants, entered into a preliminary agreement to settle claims of approximately 2,200 plaintiffs. The remaining claims are in pretrial discovery. The Company's obligation to reimburse ARCO for defense costs and settlements related to French Ltd. has not been determined.

Brio Site Remediation -- At the Brio site, a definitive agreement allocating these remedial costs among ARCO and other PRPs has been reached. The EPA approved the plan and a Consent Decree between the Department of Justice and a group of PRPs (including ARCO on behalf of its former divisions and subsidiaries) was entered in Federal District Court for the Southern District of Texas, in April, 1991 and remediation work is ongoing. In 1991, various parties filed an appeal to the entering of the Consent Decree after the denial of their motions to intervene in the proceedings. This appeal was denied in December, 1991. The total clean-up cost is currently estimated to be approximately $60 million. The Company believes that its share of the clean-up costs (as allocated pursuant to the Cross-Indemnity Agreement) will be no more than one percent of total costs without giving effect to any insurance coverage which may be available to offset these costs.

Brio Site Litigation -- There currently are eight separate pending legal proceedings filed against ARCO or its affiliates and numerous others in connection with the Brio Superfund site. In these proceedings, there are approximately 600 plaintiffs, many of whom are suing in their capacity as next friend of minor children. In each of these cases, ARCO is one of many defendants. Plaintiffs allege personal injury as a result of exposure to various substances that were disposed of or stored at the Brio site. These suits generally allege that defendants were negligent in sending chemical substances to the site and also contain allegations of nuisance and strict liability. The suits involve: a school district alleging damages as a result of the closing of Weber Elementary; employees of the various entities who operated the refining and reprocessing facilities at Brio; and other plaintiffs. All of the lawsuits request relief in the form of unspecified compensatory and exemplary damages. These suits are in pretrial discovery.

ARCO (or its affiliate) is the named defendant in the above proceedings. Under the provisions of the Cross-Indemnity Agreement, Lyondell is not obligated to indemnify ARCO for costs arising out of this litigation for which ARCO is insured. Although ARCO is currently litigating the nature and extent of its coverage with its insurance carriers (see "ARCO Insurance Litigation"), Lyondell believes that the ultimate resolution of the above described lawsuits, ARCO's insurance litigation and related issues will not result in any material obligation on the part of Lyondell to ARCO with respect to the Brio and the French Ltd. Superfund Sites.

Other Waste Disposal Site Litigation -- The Company and ARCO are named defendants in three of four presently pending lawsuits filed on behalf of 73 plaintiffs in the state district court in Galveston County, Texas involving the alleged release of toxic and hazardous substances from the Hall's Bayou Ranch. LCR sends and, prior to July 1, 1993, Lyondell and its predecessor sent surface water runoff and process waste water from the Refinery to Gulf Coast Waste Disposal Authority (GCWDA) and a portion of the solids output from GCWDA is sent for storage to the Hall's Bayou Ranch site. Plaintiffs claim personal injury, diminution of property value and loss of use and enjoyment of the property.
They are seeking $7 billion in actual damages and $28 billion in punitive damages. In March 1993, the Company and ARCO entered a preliminary settlement agreement to resolve these proceedings with all plaintiffs. The proposed settlement is not expected to have a material adverse effect on the Company's financial position.

ARCO Insurance Litigation -- On November 21, 1990, ARCO filed suit against certain of its insurers with respect to insurance policies in effect at times during past years. This litigation involves claims for reimbursement of defense costs and environmental expenses incurred by ARCO in connection with ARCO's activities at sites and locations throughout the United States. ARCO's insurers had been participating in the defense of the Company and ARCO for the Mont Belvieu proceedings (see "Claims Related To Company Operations -- Mont Belvieu Litigation") as well as the litigation involving the French Ltd. and the Brio Superfund sites; however, subsequent to the filing of ARCO's lawsuit, the insurers have refused to advance defense costs for these proceedings (and certain other proceedings relating to the Company's products) until the coverage dispute has been resolved. ARCO is currently paying the defense costs in these proceedings, as well as other waste disposal site litigation, pending the resolution of the coverage dispute. It has not been determined whether or not the Company has an obligation to reimburse ARCO for defense costs related to the coverage dispute.

Claims Related To Company Operations

Mont Belvieu Litigation -- Several organizations and groups of citizens who own property in the vicinity of Mont Belvieu, Texas, have instituted suits for monetary damages and injunctive relief against ARCO and others who own underground storage and transportation facilities in the city of Mont Belvieu.

In September, 1980, Warren Petroleum Company (Warren) experienced a leak in one of its underground hydrocarbon storage wells in Mont Belvieu. On March 18, 1983, suit was brought by 34 plaintiffs, naming

Warren, ARCO and other companies with operations in Mont Belvieu as defendants. These plaintiffs claimed property damage, and, in some instances, personal injuries allegedly resulting from storage operations in Mont Belvieu. Later, 83 additional plaintiffs joined the suit. Because of the number of plaintiffs, the court divided this lawsuit into three separate lawsuits. In February, 1986, ARCO was granted a directed verdict as to all of the claims of the plaintiffs in the first of the three lawsuits to be tried which had the effect of dismissing all the pending claims without the ability to refile. Thereafter, the plaintiffs in the two remaining cases dropped their claims against ARCO. ARCO remains in these two cases as a result of cross claims for contribution filed by other defendants. These suits have not been set for trial.

In 1986, a number of companies that operated facilities in Mont Belvieu, including ARCO, instituted a program to make offers to purchase certain properties in Mont Belvieu. The purpose of the purchase program was to give persons within a certain area the opportunity to move, if they so desired. A number of residents and litigants participated in the program.

The implementation of the purchase program described above led to the filing of a new set of lawsuits. There are two separate legal proceedings which have resulted from eight lawsuits filed against ARCO, the Company, and a number of other companies that operate facilities in Mont Belvieu. These claims are made by persons outside of the area designated by the purchase program and are pending in state and federal court. The lawsuits name ARCO and the Company as well as every other company that participated in the purchase program as defendants. In six of the cases, which involve a total of 94 plaintiffs, the city of Mont Belvieu also is named as a defendant. These plaintiffs claim that industry operations, together with incidents that occurred at certain facilities, and the publicity surrounding those incidents, destroyed the value of their property. The plaintiffs also assert that they were discriminated against by the purchase program and that their civil rights were violated since they did not receive an offer to buy their property. The plaintiffs further claim that the purchase violated antitrust provisions of state law, and that the defendants were negligent in their operations and trespassed onto plaintiffs' properties.

In December, 1991, the trial court in the lawsuit pending in state district court entered a take nothing summary judgment in favor of ARCO, the Company and other companies who were named as defendants in that lawsuit. The plaintiff sought injunctive relief, recovery of more than $9 million in actual damages and more than $28 million in punitive damages in this case. The plaintiff appealed the adverse ruling. In July, 1992, the state court of appeals in Houston reversed and remanded the case for retrial in a different county based on its interpretation of proper venue. In September, 1993, a summary judgment in the state district court in the new county was granted in favor of all defendants in this matter. An appeal is pending.

All other Mont Belvieu cases were consolidated in the Federal District Court in the Southern District of Texas. In addition to unspecified damages, the aggregate amount of actual damages sought from all defendants in all of these Mont Belvieu cases exceeds $241 million. The aggregate amount of punitive damages sought exceeds $675 million. These lawsuits went to trial on December 1, 1992. On January 11, 1993, after the plaintiffs concluded their offer of evidence, the trial court granted the defendants' motion for directed verdict which dismissed plaintiffs' claims without the ability to refile. An appeal is pending.

ARCO is paying all defense costs in all of the Mont Belvieu litigation and the Company does not expect that a claim will be made under the Cross-Indemnity Agreement.

Channelview Nuisance Litigation -- In 1992 and 1993, the Company, together with two other corporate defendants, was named as a defendant in two separate lawsuits that were filed in two state district courts in Harris County, Texas. In the first suit, the 15 plaintiffs allege that one or all of the named defendants' facilities emit loud noises, bright lights and noxious fumes in proximity to the plaintiffs' homes. The 15 plaintiffs in the second lawsuit make these same allegations. Some of these latter plaintiffs also allege a diminished quality of the water in their water wells. The two lawsuits have been consolidated. The plaintiffs are claiming, among other things, diminution in property value, interference with the use and enjoyment of their property and personal injuries. The consolidated lawsuits seek unspecified actual damages in excess of $5 million and punitive damages in excess of $20 million.

Arceneaux Litigation -- In November, 1993, multiple lawsuits were filed in state district court on behalf of approximately 70,000 plaintiffs residing or doing business in the vicinity of the lower San Jacinto River against hundreds of named businesses, including the Company, owning or operating facilities situated in the vicinity of the Houston Ship Channel alleging, among other things, pollution to the San Jacinto River watershed below the Ship Channel and requesting damages in the aggregate in excess of $1.5 trillion. In January, 1994, one of the suits against a single defendant was non-suited and the three remaining suits were dismissed on the defendants' motion without the ability to refile.


Other Matters

In April, 1993 the City of Houston, Texas (joining the Texas Air Control Board as a necessary party) filed suit in the state district court of Harris County, Texas against the Company, alleging violations of the Texas Clean Air Act and the Texas Administrative Code and seeking maximum civil penalties and appropriate injunctive relief. In July, 1993 the City of Houston filed an amended and restated petition which added as causes of action certain allegations made by the Texas Air Control Board, now the TNRCC, following its April, 1993 state inspection plan (SIP) inspection. The Company filed a general denial to all allegations of the lawsuit in July, 1993 and is engaged in settlement negotiations with the City and the State. In the fourth quarter of 1992, the Refinery underwent an EPA multi-media inspection and an Occupational Safety and Health Administration (OSHA) Process Quality Verification Audit. The OSHA inspection of the Refinery was resolved in an informal settlement agreement in April, 1993. At this time, the EPA has not formally notified the Company of the enforcement action to be taken, if any.

In addition to the matters reported herein, from time to time the Company receives notices from federal, state or local governmental entities of alleged violations of environmental laws and regulations pertaining to, among other things, the disposal, emission and storage of chemical and petroleum substances, including hazardous wastes. Although the Company has not been the subject of significant penalties to date, such alleged violations may become the subject of enforcement actions or other legal proceedings and may (individually or in the aggregate) involve monetary sanctions of $100,000 or more (exclusive of interest and costs).

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 1993.

                  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

Set forth below are the executive officers of Registrant as of March 1, 1994.

Name, Age and Present                   Business Experience During Past
Position with Lyondell             Five Years and Period Served as Officer(s)
- ----------------------             ------------------------------------------


John R. Beard, 41................. Mr. Beard became Vice President Quality,
Vice President,                    Supply and Planning on July 1, 1993.
Quality, Supply and Planning       Mr. Beard was appointed Vice President,
                                   Planning and Evaluations in May, 1992.
                                   He served as the Site Manager of Lyondell's
                                   Houston Refinery from 1988 until April,
                                   1992. From 1985 until 1988, he served in management assignments in evaluations, marketing and manufacturing. Prior to 1985, he served in various management positions for ARCO Products Company and the ARCO
                                   Chemical Division. He originally joined
                                   ARCO in 1974.

Bob G. Gower, 56.................. Mr. Gower was elected Chief Executive Officer
Chief Executive Officer,           of the Company on October 24, 1988 and
President and Director             Director and President of the Company on
                                   June 27, 1988. He has been President of
                                   Lyondell and its predecessor, the Lyondell
                                   Division, since formation of the Lyondell
                                   Division in April, 1985. Mr. Gower was a
                                   Senior Vice President of ARCO from June, 1984 until his resignation as an officer of ARCO in January, 1989. Prior to 1984, he served in various capacities with the then ARCO
                                   Chemical Division. He originally joined ARCO in 1963.

Robert H. Ise, 59................. Mr. Ise was appointed Vice President,
Vice President,                    Marketing, Supply and Evaluations of
Lyondell Petrochemical Company     LYONDELL-CITGO Refining Company Ltd. on
Vice President,                    July 1, 1993. He previously served Lyondell
Marketing, Supply and Evaluations  as Vice President, Marketing and Sales,
LYONDELL-CITGO Refining            Polymers and Petroleum Products from April,
Company Ltd.                       1992 until June, 1993 and continues to
                                   serve as a Vice President of Lyondell. He served as Vice President, Marketing and Sales, Petroleum Products, from December,
                                   1988 until April, 1992. He served as Vice
                                   President of Industrial Products Marketing of the Lyondell Division from June, 1987 to December, 1988. From May, 1985 to June,
                                   1987 he served as Director, Industrial
                                   Products Marketing for the Lyondell
                                   Division. Prior thereto, he served in
                                   various marketing capacities for the ARCO
                                   Products Division. He originally joined
                                   ARCO in 1959.

Richard W. Park, 54............... Mr. Park was elected Vice President, Human
Vice President,                    Resources on June 27, 1988. He previously
Human Resources                    served as Vice President of Employee
                                   Relations of the Lyondell Division since
                                   February, 1987. From 1985 to 1987 he served as Manager of Personnel for the then ARCO
                                   Chemical Division's Specialty Chemicals and
                                   International Units. Prior to 1985 he held other employee relations positions with divisions of ARCO. He originally joined
                                   ARCO in 1965.

Name, Age and Present                   Business Experience During Past
Position with Lyondell             Five Years and Period Served as Officer(s)
- ----------------------             ------------------------------------------

Jeffrey R. Pendergraft, 45........ Mr. Pendergraft was named Senior Vice
Senior Vice President,             President on May 6, 1993. Mr. Pendergraft
Secretary and General Counsel      was elected Vice President and General
                                   Counsel on June 27, 1988 and Secretary on
                                   October 24, 1988. From September, 1985 to
                                   June, 1988, he served as General Attorney of the Lyondell Division. Prior to September, 1985, he served as an attorney for various operating divisions and corporate units of ARCO at increasing levels of responsibility. He originally joined ARCO in 1972.

W. Norman Phillips, Jr., 39....... Mr. Phillips was elected Vice President,
Vice President,                    Channelview Operations on May 6, 1993. From
Channelview Operations             May 22, 1992 until May 6, 1993, he served
                                   as Site Manager of Channelview Operations.
                                   He previously served as Manager, Planning from August, 1991 until May, 1992. Prior to
                                   August, 1991, he served in various
                                   positions in manufacturing and marketing for ARCO and Lyondell, including Sales
                                   Manager in the Petroleum Products Marketing
                                   Department from September, 1987 until
                                   August, 1991. He originally joined ARCO in
                                   1977.

Joseph M. Putz, 53................ Mr. Putz was elected Vice President and
Vice President                     Controller on October 24, 1988. Previously
and Controller                     he was Vice President, Control and
                                   Administration of Lyondell, and its
                                   predecessor, the Lyondell Division, from
                                   June, 1987 to October, 1988. From 1986 to
                                   1987 he served as Director, Internal
                                   Control of ARCO. From 1985 to 1986 he
                                   served as Manager of Special Projects for ARCO. Prior to 1985, he held various financial positions with divisions of ARCO.
                                   He originally joined ARCO in 1965.

Dan F. Smith, 47.................. Mr. Smith was elected a Director of the
Executive Vice President and       Company on October 24, 1988. He was elected
Chief Operating Officer            Executive Vice President and Chief
                                   Operating Officer on May 6, 1993. He served as Vice President Corporate Planning of
                                   ARCO from October, 1991 until May, 1993. He previously served as Executive Vice
                                   President and Chief Financial Officer of the Company from October, 1988 to October,
                                   1991 and as Senior Vice President of
                                   Manufacturing of Lyondell, and its
                                   predecessor, the Lyondell Division, from
                                   June, 1986 to October 1988. From August,
                                   1985 to June, 1986, Mr. Smith served as
                                   Vice President of Manufacturing for the
                                   Lyondell Division. He joined the Lyondell division in April, 1985 as Vice President,
                                   Control and Administration. Prior to 1985, he served in various financial, planning and manufacturing positions with ARCO. He originally joined ARCO in 1968.

      Name, Age and Present             Business Experience During Past
      Position with Lyondell        Five Years and Period Served as Officer(s)
      ----------------------        ------------------------------------------


Debra L. Starnes, 41..............  Ms. Starnes was appointed Vice President,
Vice President,                     Petrochemicals Business Management and
Petrochemicals Business Management  Marketing on July 1, 1993. She previously
and Marketing                       served as Vice President, Petrochemicals
                                    Business Management  from May 22, 1992 to
                                    July, 1993.  She served as Vice President,
                                    Corporate Planning from September, 1991
                                    until May, 1992. From January, 1989 to
                                    September, 1991, she served as Director, Planning. Prior to 1989, she held various manufacturing, marketing and planning positions with ARCO and Lyondell. She originally joined ARCO in 1975.

Russell S. Young, 45..............  Mr. Young was elected Senior Vice President,
Senior Vice President,              Chief Financial Officer and Treasurer on
Chief Financial Officer             May 7, 1992.  He previously served as Vice
and Treasurer                       President and Treasurer from November, 1988
                                    until May, 1992.  Mr. Young served as
                                    Controller of the ARCO Products Division from September, 1986 to January, 1989. From
                                    July, 1984 to September, 1986 he served as Assistant Treasurer of ARCO. Prior thereto he served in corporate finance positions for ARCO. He originally joined ARCO in 1980.

(a) The By-Laws of the Company provide that each officer shall hold office until the officer's successor is elected or appointed and qualified or until the officer's death, resignation or removal by the Board of Directors.

                        DESCRIPTION OF CAPITAL STOCK

The authorized capital stock of the Company currently consists of 250,000,000 shares of common stock, par value $1 per share. The following summary description of the capital stock of the Company is qualified in its entirety by reference to the Certificate of Incorporation and By-Laws of the Company, copies of which are filed as exhibits to the Company's Registration Statement on Form S-1 (No. 33-25407) and incorporated herein by reference.

Common Stock

The Company is currently authorized to issue 250,000,000 shares of common stock, of which 80,000,000 shares of common stock are outstanding at the date hereof.

Holders of common stock (Stockholders) are entitled (i) to receive such dividends as may from time to time be declared by the Board of Directors of the Company; (ii) to one vote per share on all matters on which the Stockholders are entitled to vote; (iii) to act by written consent in lieu of voting at a meeting of stockholders; and (iv) to share ratably in all assets of the Company available for distribution to the Stockholders, in the event of liquidation, dissolution or winding up of the Company. For additional information regarding the Company's dividend policy, see Item 5 of this Annual Report on Form 10-K. The holders of a majority of the shares of Common Stock represented at a meeting can elect all of the directors. See Item 12 -- "Security Ownership of Certain Beneficial Owners and Management" which is included herein.

Shares of common stock are not liable to further calls or assessments by the Company for any liabilities of the Company that may be imposed on its stockholders under the laws of the State of Delaware, the state of incorporation of the Company. There are no preemptive rights for the common stock in the Certificate of Incorporation.

The Transfer Agent, Registrar and Dividend Disbursing Agent for the common stock is The Bank of New York.

                                   PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The common stock is listed on the New York Stock Exchange. ARCO has advised the Company that, as of March 1, 1994, ARCO owned 39,921,400 shares of the common stock, which represented 49.9 percent of the outstanding shares.

The reported high and low sale prices of the common stock on the New York Stock Exchange (New York Stock Exchange Composite Tape) for each quarter from January 1, 1992 through December 31, 1993, inclusive, were:


                  Period             High               Low
                  ------             ----               ---
               1992
                  First Quarter       25-3/4       22-1/8
                  Second Quarter      25-7/8       21-1/8
                  Third Quarter       25-5/8       21-3/8
                  Fourth Quarter      25-1/2       23-1/8

               1993
                  First Quarter       29-1/2       23-3/4
                  Second Quarter      26-5/8       19
                  Third Quarter       21-5/8       16-3/4
                  Fourth Quarter      21-1/2       18-3/8

On March 1, 1994 the closing price of the common stock was $22-3/4 and there were 2,976 record holders of the common stock.

On January 21, 1994 the Board of Directors declared a quarterly dividend in the amount of $0.225 per share payable on March 15, 1994 to stockholders of record on February 18, 1994. During the last two years, Lyondell has declared per share quarterly cash dividends (which were paid in the subsequent quarter) as follows:


                           1st Quarter   2nd Quarter   3rd Quarter   4th Quarter
                           -----------   -----------   -----------   -----------

    1992.................        $0.45         $0.45         $0.45        $ 0.45
    1993.................        $0.45        $0.225*       $0.225        $0.225

    * On July 23, 1993, the Board of Directors decreased the amount of the regular quarterly dividend from $0.45 to $0.225 per share.

The declaration and payment of dividends is at the discretion of the Board of Directors of the Company. The future declaration and payment of dividends and the amount thereof will be dependent upon the Company's results of operations, financial condition, cash position and requirements, investment opportunities, future prospects and other factors deemed relevant by the Board of Directors.

Subject to these considerations and to the legal considerations discussed in the following paragraph, the Company currently intends to distribute to its stockholders cash dividends on its common stock at a quarterly rate of $0.225 per share.

In order to declare and pay dividends in the future, the Company's Board of Directors will have to make the determination that for purposes of the General Corporation Law of the State of Delaware (Delaware Law) there is a sufficient amount of surplus (the amount by which its assets exceed its liabilities and capital) at that time or sufficient net profits. In determining the amount of surplus of the Company for purposes of Delaware Law, the Company's assets, including the stock of any of its subsidiaries, may be valued by the Board of Directors at their current market value. If prior to or as a result of any future dividend the Company had a negative stockholders' equity, the Company's Board of Directors would have to make the determination that, based upon its familiarity with the Company's business, prospects and financial condition, the Company's recent earnings history and forecast, an appraisal of the Company's assets and discussions with the Company's executive officers, legal department and accountants, the dividend was a permitted dividend under Delaware Law.

As detailed on page 12 herein, certain of the Company's debt instruments contain provisions that generally provide that the holders of such debt may, under certain limited circumstances, require the Company to repurchase the debt (Put Rights). In addition to the occurrences described on page 12 herein, the Put Rights may be triggered by the making of certain unearned distributions to stockholders, other than regular dividends, that are followed by a specified decline in public ratings on such debt. Regular dividends are those quarterly cash dividends determined in good faith by the Company's Board of Directors (whose determination is conclusive) to be appropriate in light of the Company's results of operations and capable of being sustained.

The determinations described in the paragraphs above were made prior to the declaration of $0.225 per share dividend to be made on March 15, 1994.

The Company's $400 million Facility also could limit the Company's ability to pay dividends under certain circumstances. See "Items 1 and 2 -- Finance Matters".

During 1993, the Company paid $108 million in dividends. Total dividends paid during the year exceeded cumulative earnings and profits, as computed for federal income tax purposes. Subject to final determination by the Internal Revenue Service, 100 percent of each of the 1993 quarterly dividend payments was considered a return of capital.

The operation of certain of the Company's employee benefit plans may result in the issuance of common stock upon the exercise of options granted to employees of the Company, including its officers. Although the terms of these plans provide that additional shares may be issued to satisfy the Company's obligations under the options, the Company from time to time may cause common stock to be repurchased in the market in order to satisfy these obligations.

Item 6.  Selected Financial Data

The following table sets forth selected financial information for the Company:

                                                                  For the year ended December 31
                                                               ------------------------------------
Millions of dollars, except per share amounts                  1993    1992    1991    1990    1989
- ---------------------------------------------                  ----    ----    ----    ----    ----
Sales and other operating revenues.....................      $3,850  $4,809  $5,735  $6,499  $5,361
Income before cumulative effect of accounting
 changes...............................................           4      26     222     356     374
Net income (1).........................................          26      16     222     356     374
Earnings per share before cumulative effect of
 accounting changes....................................         .06     .32    2.78    4.45    4.67
Earnings per share.....................................         .33     .20    2.78    4.45    4.67
Distributions to ARCO (2)..............................          --      --      --      --     500
Dividends per share....................................        1.35    1.80    1.75    4.10    1.20
Total assets...........................................       1,231   1,215   1,479   1,372   1,267
Capitalized lease obligations, less current portion....          --      --     156     187     214
Long-term debt, less current portion...................         717     725     554     471     500

(1) The 1993 increase in net income from the cumulative effect of the accounting change for turnarounds was $22 million, or $0.27 per share. See
    Note 4 to Notes to Consolidated Financial Statements. The 1992 reduction in net income from the cumulative effect of the accounting change for postretirement benefits other than pensions was $18 million, or $.22 per share. See Notes 4 and 16 of Notes to Consolidated Financial Statements. The 1992 increase in net income from the cumulative effect of the accounting change for income taxes was $8 million, or $.10 per share. See Notes 4 and 17 of Notes to Consolidated Financial Statements.

(2) Distributions to ARCO were made prior to the initial public offering of the Company's common stock on January 25, 1989.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

As discussed in Note 3 of Notes to Consolidated Financial Statements, on July 1, 1993, the Company and CITGO Petroleum Corporation (CITGO) announced the commencement of operations of LYONDELL-CITGO Refining Company Ltd. (LCR), a new entity owned by subsidiaries of the Company and CITGO. LCR owns and operates the refining business, formerly owned by the Company, including the full-conversion refinery (Refinery). LCR is undertaking a major upgrade project at the Refinery to enable the facility to process substantial additional volumes of very heavy crude oil. CITGO will provide a major portion of the funds for the upgrade project as well as the funding of certain capital projects.

On July 1, 1993, LCR entered into a long-term crude oil supply contract (Crude Supply Contract) with LAGOVEN, S.A., an affiliate of CITGO. In addition, under terms of a long-term product sales agreement (Products Agreement), CITGO will purchase a substantial portion of the refined products produced at the Refinery. Both LAGOVEN and CITGO are subsidiaries of Petroleos de Venezuela, S.A., the national oil company of Venezuela.

The Company believes that the principal benefit from its participation in LCR will be stabilized earnings and cash flow from the refining business. During 1993, the Refinery increased the volumes of heavy Venezuelan crude oil processed and it is anticipated that the Refinery will continue to achieve increased benefits from processing heavy Venezuelan crude oil as it achieves improved operating efficiency.

Prior to July 1, 1993, the petrochemical and refining operations of the Company were considered to be a single segment due to the integrated nature of their operations. However, these operations are now considered to be separate segments due to the formation of LCR and the related separate management and operations of that entity. See Note 19 - Segment Information, of Notes to Consolidated Financial Statements.

The Petrochemical segment consists of olefins, including ethylene, propylene, butadiene, butylenes and specialty products; polyolefins, including polypropylene and low density polyethylene; aromatics produced at the Channelview Petrochemical Complex, including benzene and toluene; methanol and refinery blending stocks.

The Refining segment consists of refined petroleum products, including gasoline, heating oil and jet fuel; aromatics produced at the Refinery, including benzene, toluene, paraxylene and orthoxylene; lubricants; olefins feedstocks and crude oil resales.

The following table sets forth sales volumes for the Company's major products, excluding intersegment sales volumes, for the periods indicated. Sales volumes include production, purchases of products for resale, propylene production from the product flexibility unit and draws from inventory.

                                                                             For the year ended December 31
                                                                             ------------------------------
                                                                                 1993      1992      1991
                                                                                 ----      ----      ----
Selected petrochemical products (millions):
  Ethylene, propylene and polymers (pounds)..............................       5,366     5,785     6,000
  Other olefins (pounds).................................................       1,150     1,158     1,112
  Methanol (gallons).....................................................         225       212       224
  Aromatics (gallons)....................................................         125       112       108

Refinery products (thousand barrels per day):
  Gasoline...............................................................         120       125       131
  Heating oil (no. 2 distillate).........................................          62        60        74
  Jet fuel...............................................................          30        38        33
  Aromatics..............................................................          10        11        11
  Other refinery products................................................          41        43        39
                                                                                -----     -----     -----
    Total refinery products volumes......................................         263       277       288
                                                                                =====     =====     =====

The following table sets forth the Company's sales and other revenues, excluding intersegment sales, for the periods indicated:

                                                                             For the year ended December 31
                                                                             ------------------------------
Millions of dollars                                                              1993      1992      1991
- -------------------                                                              ----      ----      ----
Petrochemical products:
  Ethylene, propylene and polymers.......................................      $  808    $  939    $1,135
  Other olefins..........................................................         169       177       171
  Methanol...............................................................          89        77       100
  Aromatics..............................................................         120       121       130
  Other petrochemical products and other revenues........................         140        95       130
                                                                               ------    ------    ------
     Total petrochemical products sales..................................       1,326     1,409     1,666
                                                                               ------    ------    ------
Refinery products:
  Gasoline...............................................................         950     1,123     1,289
  Heating oil (no. 2 distillate).........................................         481       510       667
  Jet fuel...............................................................         245       342       316
  Aromatics..............................................................         167       193       195
  Other refinery products and other revenues.............................         280       339       294
                                                                               ------    ------    ------
     Total refinery products sales.......................................       2,123     2,507     2,761
                                                                               ------    ------    ------
Crude oil resales (*)....................................................         401       893     1,308
                                                                               ------    ------    ------
     Total...............................................................      $3,850    $4,809    $5,735
                                                                               ======    ======    ======

(*) Crude oil resales consist of revenues from the resale of previously purchased crude oil and from locational exchanges of crude oil that are settled on a cash basis. Crude oil exchanges and resales facilitate the operation of the Company's petroleum processing business by allowing the Company to optimize the crude oil feedstock mix in response to market conditions and refinery maintenance turnarounds and also to reduce transportation costs.


RESULTS OF OPERATIONS


Overview

Net income for 1993 was $26 million or $.33 per share compared with $16 million or $.20 per share in 1992 and $222 million or $2.78 per share in 1991. Earnings for 1993 included a net $13 million after-tax benefit associated with a change in accounting for major maintenance turnarounds consisting of a $22 million favorable adjustment for the cumulative effect related to prior periods, partially offset by a $9 million charge to current operations. Earnings for 1992 reflect a net after-tax charge of $10 million for the cumulative effect related to prior periods of adopting Financial Accounting Standards Board mandated accounting standards for postretirement benefits and income taxes. Excluding the effect of these accounting changes, the earnings decline was primarily due to lower ethylene sales volumes and lower polyolefins margins, partially offset by higher refined products margins. The decrease in 1992 versus 1991 resulted primarily from lower refining and ethylene margins as well as higher maintenance expenses for scheduled and unscheduled downtime at the Refinery.

The 1993 results included after-tax charges of $11 million consisting of the cancellation of a capital project, an increase in the environmental reserve and a workforce reduction and realignment and an additional charge of $3 million for an adjustment to deferred income taxes associated with an increase in the federal income tax rate. These charges were partially offset by a benefit of $7 million due to a contract adjustment and LIFO inventory profits. Net income in 1992 included a benefit of $3 million due to an insurance recovery. This compares to a benefit of $25 million in 1991 primarily associated with insurance and litigation settlements and LIFO inventory profits.

Refining Segment

Revenues Sales and other operating revenues, including intersegment sales, were $2.8 billion in 1993 compared to $3.7 billion in 1992 and $4.5 billion in 1991. The 1993 decrease of $973 million compared to 1992 was due to lower crude oil resale volumes, lower sales prices for refined products and lower resale volumes of purchased light products. Crude oil resale volumes were lower due to reduced logistical purchases required to meet refinery feedstock requirements which were impacted by higher Venezuelan crude oil volumes purchased under the Crude Supply Contract. Refined products sales prices were lower as additional industry supply exceeded demand growth due to additions of oxygenates, primarily MTBE, to meet stricter environmental standards, as well as new industry conversion capacity. The purchase and resale activity for light refined products conducted for logistic and other reasons was curtailed during the current period because, effective with the beginning of LCR operations on July 1, 1993, a majority of the refined products produced at the Refinery are now sold to CITGO under the Products Agreement.

The 1992 decrease in sales and other operating revenues of $790 million versus 1991 was primarily due to lower crude oil resales and to lower sales prices and volumes for refined products. The price premium that existed for refined products during 1991 that was caused by the 1990-1991 Gulf War dissipated in 1992 resulting in lower prices. Refined products sales volumes were lower primarily due to lower production resulting from scheduled and unscheduled downtime of major units.

Cost of Sales Cost of sales was $2.6 billion in 1993, compared to $3.6 billion in 1992 and $4.2 billion in 1991. The 1993 decrease compared to 1992 of $1,010 million was principally due to lower quantities of crude oil purchased, lower light refined products purchased and lower crude oil prices. Crude oil purchases were lower due to the reduced logistical purchases. Purchases of light refined products were lower primarily due to lower purchases for resale activity. Lower crude oil prices were due to generally lower industry-wide crude oil prices and to the processing of higher volumes of lower priced, heavy Venezuelan crude oil purchased under the Crude Supply Contract.

The 1992 decrease compared to 1991 of $605 million was principally due to lower crude oil purchases that were resold and to lower refining feedstock costs. Refining feedstock costs were lower primarily due to lower production resulting from the scheduled and unscheduled downtime and a reduction in crude oil runs due to unfavorable margins. Partially offsetting this decrease were higher maintenance expenses related to the scheduled and unscheduled downtime. Cost of sales was reduced in 1991 by $8 million relating to LIFO inventory profits.

Selling, General and Administrative Expenses Selling, general and administrative expenses were $48 million in 1993, compared to $43 million in 1992 and $42 million in 1991. The increase in 1993 compared to 1992 of $5 million resulted primarily from higher personnel and realignment expenses associated with ongoing operations of LCR starting on July 1, 1993.

Operating Income Operating income amounted to $81 million in 1993, compared to $49 million in 1992 and $235 million in 1991. The $32 million increase in 1993 compared to 1992 was primarily due to improved refined products margins, partially offset by higher selling, general and administrative expenses. Refined products margins were higher due to processing higher volumes of heavy, low cost Venezuelan crude oil purchased under the Crude Supply Contract.

The decrease in operating income of $186 million in 1992 compared to 1991 resulted primarily from lower refined products margins and to higher maintenance expenses. Refined products margins were lower primarily because decreasing product prices more than offset reductions in crude oil costs. Product prices were lower due to the dissipation during 1992 of the Gulf War related price premium created in 1990 and 1991. Higher maintenance expenses and the reduced ability to process higher margin heavy crude oils which resulted from the scheduled and unscheduled downtime of major units during 1992 contributed to lower operating profits. Also contributing to the decrease in operating income during 1992 compared to 1991 was a net reduction in benefits of $11 million from insurance settlements and lower LIFO inventory profits of $8 million.

Petrochemical Segment

Revenues Sales and other operating revenues, including intersegment sales, were $1.5 billion in 1993 compared to $1.7 billion in 1992 and $2.0 billion in 1991. The 1993 decrease of $169 million compared to 1992 was primarily due to lower olefins and polyolefins sales volumes and prices caused by continued weak demand associated with poor worldwide industry conditions and higher industry production due to reduced maintenance downtime during 1993.

The 1992 decrease in sales and other operating revenues of $284 million versus 1991 was primarily due to lower sales prices for olefins and methanol. Olefins sales prices were negatively affected by the continued weak worldwide economy and by additional industry production capability due to capacity additions.

Cost of Sales Cost of sales was $1.4 billion in 1993 compared to $1.5 billion in 1992 and $1.7 billion in 1991. The 1993 decrease of $124 million compared to 1992 and the 1992 decrease of $175 million compared to 1991 were principally due to lower olefins feedstock costs due to the curtailment of production resulting from the poor economic conditions and to a lesser extent to lower feedstock prices.

Cost of sales was reduced in 1993 and 1992 by $5 million and $2 million, respectively, and was increased $2 million in 1991 relating to LIFO inventory adjustments.

Operating Income   Operating income amounted to $57 million in 1993 compared to
$102 million in 1992 and $213 million in 1991. The decrease of $45 million in operating income in 1993 compared to 1992 was primarily due to lower ethylene sales volumes and lower polyolefins margins. Ethylene sales volumes and polyolefins margins were lower primarily due to poor industry and economic conditions.

The decrease of $111 million in operating income in 1992 compared to 1991 was primarily due to lower ethylene and methanol margins. Ethylene margins were negatively affected by the continued weak worldwide economy and by industry capacity additions. Methanol sales prices were lower due to the dissipation during 1992 of the Gulf War related price premium created during 1990 and 1991. Contributing to the decrease in operating income was the absence of a $12 million one-time gain recorded in 1991 for proceeds received from an out-of-period settlement of litigation.

Unallocated and Headquarters

Selling, General and Administrative General and administrative expenses were $45 million in 1993, $47 million in 1992 and $49 million in 1991. The reduction of $2 million in general and administrative expenses in 1993 compared to 1992 and in 1992 compared to 1991 primarily resulted from lower personnel related costs.

Interest Expense and Interest Income Interest expense was $74 million in 1993 compared to $79 million in 1992 and $74 million in 1991. The $5 million reduction in interest expense in 1993 compared to 1992 was primarily caused by a reduction of outstanding debt due to the prepayment of amounts due under capitalized leases during April, 1992. The $5 million increase in 1992 compared to 1991 resulted from higher average debt outstanding in 1992 which more than offset lower interest rates.

Interest income was $2 million in 1993 compared to $10 million in 1992 and $14 million in 1991. The $8 million decrease in 1993 versus 1992 was primarily due to lower amounts of cash available for investment. The $4 million decrease in 1992 versus 1991 was primarily due to lower interest rates and to a lesser extent to lower amounts of cash available for investment.

Minority Interest in LYONDELL-CITGO Refining Company Ltd. Minority interest was $5 million in 1993 representing CITGO's allocation of LCR's income.

Income Tax The effective income tax rate during 1993 from continuing operations was 73.1 percent compared to 27.3 percent for 1992 and 34.6 percent for 1991. The difference for 1993, between the effective tax rate and the federal statutory rate was primarily due to a charge to state deferred taxes related to Texas franchise taxes and the unfavorable impact on federal deferred taxes of the increase in the federal tax rate. The difference for 1992 was primarily due to a state income tax adjustment, tax exempt income related to company owned life insurance and tax exempt interest.

FINANCIAL CONDITION

Investing Activities Cash flows associated with investing activities during 1993 included capital expenditures of $60 million, excluding $9 million related to the Refinery upgrade project, of which $38 million was for environmentally related projects at the Refinery and the Channelview Complex. During 1992, capital expenditures were $97 million, of which $57 million was for environmentally related projects. The 1994 capital expenditures budget, excluding the Refinery upgrade project, has been set at $90 million. The budget provides $60 million for refinery projects, $26 million of which are to be funded by Lyondell according to the terms of the agreement with LCR and $34 million to be funded from the restricted cash balance which was created by CITGO's 1993 contributions to LCR. The remaining $30 million is for petrochemical projects at the Channelview Complex. In addition to the capital expenditures budget, $150 million of spending, funded by CITGO, is planned for the Refinery upgrade project designed to increase the Refinery's ability to process larger volumes of very heavy Venezuelan crude oil.

As of December 31, 1993, $73 million of cash and $6 million of short-term investments were restricted for use in LCR capital projects, including the Refinery upgrade project and other expenditures as determined by the LCR owners.

Financing Activities Cash flows associated with financing activities during 1993 included $108 million of dividend payments, $29 million for scheduled repayments of Medium-Term Notes and $4 million of net proceeds from short-term debt.

In December 1993, the Company completed a five-year, $400 million revolving credit facility with a group of banks, representing an increase in amount and term compared to the Company's previous $300 million bank credit facility, which was scheduled to terminate in July, 1994. Borrowings under the new credit facility bear interest based on Euro-Dollar, CD or Prime rates, at the Company's option. The facility is available for working capital and general corporate purposes as needed. This credit facility contains covenants relating to dividend payments, debt incurrence, liens, disposition of assets, mergers and consolidations, fixed charge and leverage ratios and certain payments to LCR.
At December 31, 1993, no amounts were outstanding under this credit facility. See Note 11 of Notes to Consolidated Financial Statements.

Effective July 1, 1993, LCR entered into a 364 day unsecured $100 million revolving credit facility with a group of banks. Under terms of the credit facility, LCR may borrow with interest based on prime, LIBOR or CD rates at LCR's option or have letters of credit issued on its behalf. The facility is available for working capital and general corporate purposes as needed. At December 31, 1993, no amounts were outstanding under this credit facility. See
Note 11 of Notes to Consolidated Financial Statements.

On January 21, 1994, the Board of Directors declared a quarterly dividend in the amount of $.225 per share of common stock, payable March 15, 1994 to stockholders of record on February 18, 1994.

During 1993, all of the $108 million of dividend payments exceeded cumulative earnings and profits in 1993, as computed for federal income tax purposes subject to final determination by the Internal Revenue Service, and will be considered a return of capital to all stockholders. See Note 13 of Notes to Consolidated Financial Statements.

Environmental Matters

Various environmental laws and regulations impose substantial requirements upon the operations of the Company. The Company's policy is to be in compliance with such laws and regulations, which include, among others, the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), as amended, the Resource Conservation and Recovery Act (RCRA) and the Clean Air Act and Clean Air Act Amendments of 1990. ARCO, along with many other companies, has been named a potentially responsible party (PRP) under CERCLA in connection with the past disposal of waste at third party waste sites. The Company may have an obligation to reimburse ARCO for a portion of the remediation costs for two of those sites pursuant to the Cross-Indemnity Agreement.

The Company reserves for contingencies, including those based upon unasserted claims, that are probable and reasonably estimable. In connection with environmental matters, the Company established reserves based upon known facts and circumstances. Based on current environmental laws and regulations, the Company believes that it has adequately reserved for the matters described above and, based upon such reserves, does not anticipate any material adverse effect upon its earnings, operations or competitive position, although the resolution in any reporting period of one or more of these matters could have a material impact on the Company's results of operations for that period.

The environmental reserve on December 31, 1993 was $24 million. The environmental reserve includes $0.5 million of estimated advances to ARCO for remediation costs associated with CERCLA waste disposal sites and $23.5 million of estimated remediation costs related to waste disposal sites located within the Company's facilities associated with RCRA. The Company spent $627,000, $593,000 and $1 million in 1993, 1992 and 1991, respectively, relating to CERCLA matters. The Company also spent $2 million, $158,000 and $224,000 in 1993, 1992 and 1991, respectively, in conjunction with RCRA matters. The Company estimates it will incur approximately $7 million of costs in conjunction with CERCLA and RCRA matters in 1994 which is included in the December 31, 1993 environmental reserve.

Current Business Outlook

The year 1993 was difficult for the petrochemical and refining industries which are sensitive to economic cycles. Downward pressure on petrochemical sales prices continued during 1993 due to significant increases in manufacturing capacity, which has occurred since early 1991, coupled with weak worldwide demand growth. Profitability and cash flows for the petrochemical and refining businesses are affected by market conditions, feedstock cost volatility, capital expenditures required to meet increasing environmental standards, repair and maintenance costs, and downtime of production units due to turnarounds. Turnarounds on major units can have significant financial impacts due to the repair and maintenance costs incurred as well as loss of production, ultimately resulting in lower profitability. Turnarounds on certain of the Company's major production units are scheduled for 1994; however, the timing of such turnarounds can be accelerated or delayed because of numerous factors, many of which are beyond the Company's control.

In view of the above factors, the Company, during 1993, took actions to improve near-term earnings and cash flows and to position the Company for better results as the business environment improves. Those actions included the completion of the refining venture with CITGO, a significant reduction in capital expenditures from the budgeted amount, implementation of a cost reduction program which the Company expects will reduce overhead costs by approximately $30 to $50 million on an annual basis and the reduction of regular quarterly dividends from $.45 per share to $.225 per share beginning with the dividend paid in the third quarter of 1993. The Company's Board of Directors' decision to reduce the dividend reflects the Company's belief that payment of quarterly dividends at the previous level was no longer appropriate in light of current business conditions. The actions taken to conserve cash, including the dividend reduction, were consistent with the Company's objective of maximizing total return to stockholders. The Company believes that its ability to maintain suitable debt ratings, to fund a capital program appropriate to its asset base and to position the Company to benefit from an upturn in the business cycle are critical factors in maintaining and increasing future stockholder value. Progress was made during 1993 in achieving the cost reduction targets, which are reflected primarily within the operating incomes of the Refining and Petrochemical segments. Continued efforts are planned during 1994 to fully achieve these savings.

Although future industry conditions cannot be known with certainty, the Company believes that the business climate necessary for improved profitability within its petrochemical segment has begun to stabilize. U.S. ethylene demand grew approximately three percent during 1993 and was particularly strong in the fourth quarter. The rapid increase in world capacity in recent years, which caused a contraction of U.S. exports, has slowed. Domestically, new capacity over the next two years is expected to be relatively in balance with demand growth and there are no additional capacity expansions currently announced for the U. S. after 1995.

The Company significantly improved the performance and outlook for its refining business in 1993 with the completion of the refining venture with CITGO. This agreement has stabilized refining margins and improved cash flows. The refining segment began to see the economic benefits from the venture in 1993 and results should further improve through increased utilization of heavy Venezuelan crude oil and recent efficiency improvements.

Although the future economic environment cannot be known with certainty, the Company believes that the cash flow management, cost reduction and other steps recently taken have positioned it to capitalize on the anticipated improvement in the business environment. Further, the Company believes that business conditions will be such that cash balances, cash generated from operating activities and existing lines of credit will be adequate to meet future cash requirements for scheduled debt repayments, necessary capital expenditures and to sustain for the reasonably foreseeable future the revised regular quarterly dividend. However, the Company continually evaluates its cash requirements and allocates cash in order to maximize stockholder returns.

                             ---------------------

Management cautions against projecting any future results based on present or prior earnings levels because of the cyclical nature of the refining and petrochemical industries and uncertainties associated with the United States and worldwide economies and United States governmental regulatory actions.

Item 8. Financial Statements and Supplementary Data


Index to Consolidated Financial Statements and Financial Statement Schedules


Schedule
Number                                                                                               Page
- --------                                                                                             ----
            Report of Independent Accountants................................................         34

            Financial Statements

                Consolidated Statement of Income and Accumulated Deficit.....................         35

                Consolidated Balance Sheet...................................................         36

                Consolidated Statement of Cash Flows.........................................         37

                Notes to Consolidated Financial Statements...................................         38

            Supporting Financial Statement Schedules Covered by the Foregoing Report of
              Independent Accountants:

V           Property, Plant and Equipment....................................................         74

VI          Accumulated Depreciation and Amortization of Property, Plant and
              Equipment......................................................................         75

IX          Short-Term Borrowings............................................................         76

X           Supplementary Income Statement Information.......................................         77


Financial statement schedules other than those listed above have been omitted because they are either not applicable or the required information is shown in the financial statements or related notes.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Board of Directors of Lyondell Petrochemical Company

     We have audited the accompanying consolidated balance sheet of Lyondell Petrochemical Company as of December 31, 1993 and 1992, and the related consolidated statements of income and accumulated deficit and cash flows for each of the three years in the period ended December 31, 1993, and the related financial statement schedules. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lyondell Petrochemical Company as of December 31, 1993 and 1992, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

     As discussed in Note 4 to the consolidated financial statements, during 1993 the Company changed its method of accounting for the cost of repairs and maintenance incurred in connection with turnarounds of major units at its manufacturing facilities, and in 1992, the Company changed its method of accounting for income taxes and for postretirement benefits other than pensions.



                                                 COOPERS & LYBRAND



Houston, Texas
February 11, 1994

                        LYONDELL PETROCHEMICAL COMPANY

           CONSOLIDATED STATEMENT OF INCOME AND ACCUMULATED DEFICIT

                                                                         For the year ended December 31
                                                                    ----------------------------------------
Millions of dollars except per share amounts                           1993           1992           1991
- --------------------------------------------                        ----------     ----------     ----------
Sales and other operating revenues:
   Unrelated parties                                                $    3,572     $    4,480     $    5,209
   Related parties                                                         278            329            526
                                                                    ----------     ----------     ----------

                                                                         3,850          4,809          5,735
Operating costs and expenses:
   Cost of sales:
      Unrelated parties                                                  3,359          4,283          4,801
      Related parties                                                      268            295            409
   Selling, general and administrative expenses                            130            127            126
                                                                    ----------     ----------     ----------

                                                                         3,757          4,705          5,336
                                                                    ----------     ----------     ----------


   Operating income                                                         93            104            399

Interest expense                                                           (74)           (79)           (74)
Interest income                                                              2             10             14
Minority interest in LYONDELL-CITGO Refining Company Ltd.                   (5)           ---            ---
                                                                    ----------     ----------     ----------

   Income before income taxes and
       cumulative effect of accounting changes                              16             35            339

Provision for income taxes                                                  12              9            117
                                                                    ----------     ----------     ----------

   Income before cumulative effect of accounting changes                     4             26            222

Cumulative effect on prior years of accounting changes, net of tax          22            (10)           ---
                                                                    ----------     ----------     ----------

Net income                                                          $       26     $       16     $      222
                                                                    ==========     ==========     ==========


Earnings (loss) per share:
   Income before cumulative effect of accounting changes            $      .06     $      .32     $     2.78
   Cumulative effect on prior years of accounting changes                  .27           (.12)           ---
                                                                    ----------     ----------     ----------

   Net income                                                       $      .33     $      .20     $     2.78
                                                                    ==========     ==========     ==========


Pro forma amounts, assuming retroactive application of new accounting method for turnarounds:

   Income before cumulative effect of accounting changes                           $       31     $      216
                                                                                   ==========     ==========
   Income per share before cumulative effect of accounting changes                 $      .39     $     2.70
                                                                                   ==========     ==========
   Net income                                                       $        4     $       22     $      216
                                                                    ==========     ==========     ==========

   Net income per share                                             $      .06     $      .27     $     2.70
                                                                    ==========     ==========     ==========


Accumulated deficit at beginning of year                            $     (244)    $     (116)    $     (200)
   Net income                                                               26             16            222
   Cash dividends                                                         (108)          (144)          (140)
   Other                                                                   ---            ---              2
                                                                    ----------     ----------     ----------

Accumulated deficit at end of year                                  $     (326)    $     (244)    $     (116)
                                                                    ==========     ==========     ==========

                See notes to consolidated financial statements.

                        LYONDELL PETROCHEMICAL COMPANY

                          CONSOLIDATED BALANCE SHEET

                                                                   December 31
                                                         ----------------------------
Millions of dollars                                         1993               1992
- -------------------                                      ----------        ----------
ASSETS
Current assets:
   Cash and cash equivalents                               $     40          $    108
   Restricted cash  (Note 3)                                     73               ---
   Short-term investments                                         6                13
   Accounts receivable:
      Trade                                                     179               227
      Related parties                                            25                26
   Inventories                                                  191               180
   Prepaid expenses and other current assets                      9                14
                                                         ----------        ----------
      Total current assets                                      523               568
                                                         ----------        ----------

Fixed assets:
   Property, plant and equipment                              2,545             2,470
   Less accumulated depreciation and amortization             1,890             1,847
                                                         ----------        ----------
                                                                655               623
Deferred charges and other assets                                53                24
                                                         ----------        ----------
Total assets                                               $  1,231          $  1,215
                                                         ==========        ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable:
      Trade                                                $    203          $    234
      Related parties                                             4                 9
   Notes payable                                                  4               ---
   Current maturities of long-term debt                           8                29
   Other accrued liabilities                                     80                73
                                                         ----------        ----------
      Total current liabilities                                 299               345
                                                         ----------        ----------

Long-term debt                                                  717               725
Other liabilities and deferred credits                           78                72
Deferred income taxes                                           101                79
Commitments and contingencies (Note 18)
Minority interest                                               124               ---
Stockholders' equity (deficit):
   Common stock, $1 par value, 250,000,000 shares
       authorized, 80,000,000 issued and outstanding             80                80
   Additional paid-in capital                                   158               158
   Accumulated deficit                                         (326)             (244)
                                                         ----------        ----------
      Total stockholders' deficit                               (88)               (6)
                                                         ----------        ----------

Total liabilities and stockholders' deficit                $  1,231          $  1,215
                                                         ==========        ==========

                See notes to consolidated financial statements.

                       LYONDELL PETROCHEMICAL COMPANY

                    CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                For the year ended December 31
                                                                     -------------------------------------------------------
Millions of dollars                                                        1993                1992               1991
- -------------------                                                  ----------------    ----------------    ---------------
Cash flows from operating activities:
   Net income                                                          $          26       $          16       $        222
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Cumulative effect of accounting changes, net of tax                      (22)                 10                ---
        Depreciation and amortization                                             58                  39                 39
        Deferred taxes                                                             7                   2                 18
        Net change in accounts receivable, inventories
          and accounts payable                                                   (11)                 54                 (1)
        Net change in other working capital accounts                              16                 (20)                 3
        Minority interest                                                          5                 ---                ---
        Other                                                                      5                   7                (11)
                                                                     ----------------    ----------------    ---------------
            Net cash provided by operating activities                             84                 108                270
                                                                     ----------------    ----------------    ---------------

Cash flows from investing activities:
   Minority owner contribution                                                   116                 ---                ---
   Additions to fixed assets                                                     (69)                (97)               (43)
   Purchases of short-term investments                                            (9)                ---               (104)
   Proceeds from sales of short-term investments                                  16                  88                  3
                                                                     ----------------    ----------------    ---------------
            Net cash provided by (used in) investing activities                   54                  (9)              (144)
                                                                     ----------------    ----------------    ---------------

Cash flows from financing activities:
   Proceeds from short-term debt                                                  16                 ---                ---
   Repayments of short-term debt                                                 (12)                ---                ---
   Proceeds from long-term debt                                                  ---                 200                150
   Repayments of long-term debt                                                  (29)                (67)               (29)
   Repayments of capitalized lease obligations                                   ---                (186)               (28)
   Dividends paid                                                               (108)               (144)              (140)
                                                                     ----------------    ----------------    ---------------
            Net cash used in financing activities                               (133)               (197)               (47)
                                                                     ----------------    ----------------    ---------------

Increase (decrease) in cash, restricted cash and cash equivalents                  5                 (98)                79
Cash and cash equivalents at beginning of period                                 108                 206                127
                                                                     ----------------    ----------------    ---------------
Cash, restricted cash and cash equivalents at end of period            $         113       $         108       $        206
                                                                     ================    ================    ===============

                See notes to consolidated financial statements.

                        LYONDELL PETROCHEMICAL COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Formation of the Company and Operations

In 1985, Atlantic Richfield Company (ARCO) established the Lyondell Petrochemical Company as a division of ARCO (Lyondell Division). Lyondell Petrochemical Corporation, a wholly-owned subsidiary of ARCO, was incorporated in the state of Delaware in 1985 and subsequently changed its name to Lyondell Petrochemical Company (Company). Effective July 1, 1988, ARCO transferred substantially all the assets and liabilities relating to the integrated petrochemical and petroleum processing business of the Lyondell Division to the Company. In addition, certain pipeline assets were transferred to the Company. For financial reporting purposes, the transfer of these assets and liabilities was recorded at the historical net book value of $127 million as of July 1, 1988.

On January 25, 1989, ARCO completed an initial public offering of 43,000,000 shares of the Company's 80,000,000 shares of common stock owned by ARCO. The Company received none of the proceeds from the sale. As of December 31, 1993, ARCO owned 39,921,400 shares, which represents 49.9 percent of the outstanding common stock.

The Company and LYONDELL-CITGO Refining Company Ltd. (LCR) operate in two business segments: petrochemicals and refining. The Company generally sells its petrochemical products to customers for use primarily in the manufacture of other chemicals and products, which in turn are used in the production of a wide variety of consumer and end-use products. LCR sells its principal refined products primarily to CITGO Petroleum Corporation (CITGO) and to a lesser extent, other marketers of petroleum products. See Note 3.

2.  Summary of Significant Accounting Policies

Basis of Presentation - The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant transactions between the entities of the Company have been eliminated from the consolidated financial statements. Certain amounts from prior years have been reclassified to conform to current year presentation.

Cash, Cash Equivalents and Short-Term Investments - Cash equivalents consist of highly liquid debt instruments such as certificates of deposit, commercial paper and money market accounts purchased with an original maturity date of three months or less. Short-term investments consist of similar investments maturing in more than three months from purchase. The Company's policy is to invest cash in conservative, highly rated instruments and limit the amount of credit exposure to any one institution. The Company performs periodic evaluations of the relative credit standing of these financial institutions which are considered in the Company's investment strategy. Cash equivalents and short-term investments are stated at cost which approximates market value because of the short maturity of these instruments.

The Company has no requirements for compensating balances in a specific amount at a specific point in time. The Company does maintain compensating balances for some of its banking services and products. Such balances are maintained on an average basis and are solely at the Company's discretion, so that effectively on any given date, none of the Company's cash is restricted with the exception of cash held for use in connection with LCR capital projects and other expenditures as determined by the LCR owners (see Note 3).

                        LYONDELL PETROCHEMICAL COMPANY

2. Summary of Significant Accounting Policies - (continued)

Accounts Receivable - The Company sells its products primarily to companies in the petrochemical and refining industries. The Company performs ongoing credit evaluations of its customers' financial condition and in certain circumstances requires letters of credit from them. The Company's allowance for doubtful accounts receivable, which is reflected in the consolidated balance sheet as a reduction in accounts receivable, totaled $2 million at December 31, 1993 and 1992.

Inventories - Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) basis except for materials and supplies, which are valued at average cost.

Fixed Assets - Fixed assets are recorded at cost. Depreciation of fixed assets is computed using the straight-line method over the estimated useful lives of the related assets as follows:

    Manufacturing facilities and equipment     -     5 to 30 years
    Leased assets and improvements             -     5 to 20 years

Upon retirement or sale, the Company removes the cost of the assets and the related accumulated depreciation from the accounts and reflects any resulting gains or losses in income.

Environmental Remediation Costs - Expenditures related to investigation and remediation of contaminated sites which include operating facilities and waste disposal sites, are accrued when it is probable that a liability has been incurred and the amount of that liability can reasonably be estimated. These costs are expensed or capitalized in accordance with generally accepted accounting principles.

Futures Contracts - The Company executes futures contracts primarily to hedge fluctuations in product prices and feedstock costs. Changes in the market value of hedging contracts are reported as an adjustment to cost of sales upon completion of the hedged transaction.

Exchanges - Crude oil and finished product exchange transactions, which are of a homogeneous nature of commodities in the same line of business, that do not involve the payment or receipt of cash, are not accounted for as purchases and sales. Any resulting volumetric exchange balances are accounted for as inventory in accordance with the normal LIFO valuation policy. Exchanges that are settled through payment and receipt of cash are accounted for as purchases and sales.

Income Taxes - Deferred taxes result from temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes and are calculated, effective in 1992 with the adoption of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", based upon cumulative book/tax differences in the balance sheet.

3. Formation of LYONDELL-CITGO Refining Company Ltd.

On July 1, 1993, the Company and CITGO announced the commencement of operations of LCR, a new entity formed and owned by the Company and CITGO in order to own and operate the Company's refining business, including the full-conversion Houston refinery (Refinery). LCR is undertaking a major upgrade project at the Refinery to enable the facility to process substantial additional volumes of very heavy crude oil.

LCR is a limited liability company organized under the laws of the state of Texas. The Company owns its interest in LCR through a wholly-owned subsidiary, Lyondell Refining Company. CITGO holds its interest through CITGO Refining Investment Company, a wholly-owned subsidiary of CITGO. CITGO has committed to reinvest its share of operating cash flow during the upgrade project, while the Company has unrestricted access to its share of operating cash flow from LCR.

                        LYONDELL PETROCHEMICAL COMPANY

3. Formation of LYONDELL-CITGO Refining Company Ltd. - (continued)

Under the terms of the transaction, CITGO will provide a major portion of the funds for the upgrade project, as well as certain funds for general refinery capital projects. Project engineering for the upgrade is currently underway and at the present time, LCR management anticipates the cost over the next three to four years to be approximately $800 million.

Funding for the upgrade project will occur in three phases. The first phase, the initial $300 million, will be funded by CITGO. The second phase will be funded by an LCR borrowing of $200 million. The third phase, which is expected to occur toward the end of the upgrade project, will be a combination of LCR borrowing and contributions from CITGO and the Company. Prior to completion of the upgrade project, the financing costs for the upgrade project loans will be funded by CITGO. The timing of the third phase and the level of contributions from the Company and CITGO will be dependent upon the total cost of the upgrade project. It is currently anticipated that the Company will contribute, in the form of a subordinated loan, 25 percent of the cost of the upgrade project in excess of $500 million ($75 million if the cost of the upgrade project equals $800 million).

On July 1, 1993, the Company contributed its refining assets (including the lube oil blending and packaging plant in Birmingport, Alabama) and refining working capital to LCR and retained an approximate 95 percent interest in LCR. CITGO contributed $50 million for future capital projects of LCR and in exchange received an approximate five percent interest in LCR. CITGO also made an additional $50 million contribution for future capital projects of LCR on December 31, 1993. At December 31, 1993, CITGO had an approximate 10 percent interest in LCR. In addition to the funding related to the upgrade project described in the prior paragraph, CITGO has one additional contribution commitment of $30 million to be made upon completion of the upgrade project and it has an option to make an additional equity contribution sufficient to increase its interest to 50 percent.

On July 1, 1993, LCR entered into a long-term crude oil supply agreement with LAGOVEN, S.A., an affiliate of CITGO. In addition, under the terms of a long-term product sales agreement, CITGO will purchase a majority of the refined products produced at the Refinery. Both LAGOVEN and CITGO are subsidiaries of Petroleos de Venezuela, S.A., the national oil company of Venezuela.

Also effective July 1, 1993, the parties entered into multiple agreements for feedstock and product sales between LCR and the Company. These agreements generally are aimed at preserving much of the synergy that previously existed between the Company's refining and petrochemical businesses. LCR and the Company also have entered into a tolling agreement, pursuant to which alkylate and MTBE will be produced at the Channelview Complex for LCR, and various administrative services agreements.

With respect to liabilities associated with LCR, the Company generally has retained liability for events that occurred prior to July 1, 1993 and certain on-going environmental projects at the Refinery. LCR generally is responsible for liabilities associated with events occurring after June 30, 1993 and on-going environmental compliance inherent to the operation of the Refinery.

At December 31, 1993, $73 million of cash and $6 million of short-term investments were restricted for use in connection with LCR capital projects, including the Refinery upgrade project and other expenditures as determined by the LCR owners.

                        LYONDELL PETROCHEMICAL COMPANY

4.  Accounting Changes

In the first quarter of 1993, effective January 1, 1993, the Company changed its method of accounting for the cost of repairs and maintenance incurred in connection with turnarounds of major units at its manufacturing facilities. Under the new method, turnaround costs exceeding $5 million are deferred and amortized on a straight-line basis until the next planned turnaround, generally four to six years. In prior years, all turnaround costs were expensed as incurred. The Company believes that the new method of accounting is preferable in that it provides for a better matching of turnaround costs with future product revenues. The cumulative effect of this accounting change for years prior to 1993 resulted in a benefit of $33 million ($22 million or $.27 per share after income taxes), and was included in first quarter income. The change resulted in $9 million after-tax (or $.11 per share) of additional amortization expenses during the year ended December 31, 1993.

In the fourth quarter of 1992, the Company adopted, effective January 1, 1992, the provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", requiring the accrual of postretirement benefits. The applicable postretirement benefits include medical and life benefit plans. In prior years, expenses for these plans were recognized on a pay-as-you-go basis. The change resulted in a decrease of 1992 net income before cumulative effect of accounting changes of approximately $3 million (or $.04 per share). The unfavorable effect of this accounting change through December 31, 1991 amounted to $28 million before taxes or $18 million (or $.22 per share) net of tax and was charged against 1992 income.

In the fourth quarter of 1992, the Company adopted, effective January 1, 1992, the provisions of SFAS No. 109, "Accounting for Income Taxes". The Statement requires, among other things, a change from the deferred to the liability method of computing deferred income taxes. The favorable cumulative effect of this accounting change on years prior to 1992 was an $8 million (or $.10 per share) reduction in the Company's deferred tax liability and was included in 1992 income. The favorable effect of the change on 1992 net income, excluding the cumulative effect upon adoption, was $2 million (or $.02 per share).

Effective January 1, 1992, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits". The standard requires companies to accrue the cost of postemployment (prior to retirement) benefits either during the years that the employee renders the necessary service or at the date of the event giving rise to the benefit, depending upon whether certain conditions are met. The effect of adoption did not have a material impact on 1992 net income.

5.  Related Party Transactions

Related party transactions with ARCO are summarized as follows:


          Millions of dollars                               1993   1992   1991
          -------------------                               ----   ----   ----
            Costs
             Crude oil purchases                            $ 53   $140   $299
             Product purchases                                 3      9     13
             Transportation fees                              27     24     24
             Other, net                                        2      2      2
                                                            ----   ----   ----
              Total                                         $ 85   $175   $338
                                                            ====   ====   ====
            Sales of crude oil and products                 $ 15   $ 33   $171
                                                            ====   ====   ====

In addition, sales to an affiliate, ARCO Chemical Company, consisting of benzene, ethylene, propylene, butylene, methanol and other products and services, were $263 million, $296 million and $355 million for the years ended December 31, 1993, 1992 and 1991, respectively.

                        LYONDELL PETROCHEMICAL COMPANY

6. Supplemental Cash Flow Information

Supplemental cash flow information is summarized as follows:


               Millions of dollars                 1993    1992    1991
               -------------------                 ----    ----    ----
               Cash paid during the year for:
                Interest                           $ 76    $ 77    $ 72
                Income taxes                       $  7    $ 23    $ 98

As of December 31, 1993, fixed assets included $16 million of non-cash additions of which $14 million related to accounts payable accruals.

7.  Inventories

The categories of inventory and their book values at December 31, 1993 and 1992, were as follows:


               Millions of dollars                 1993    1992
               -------------------                 ----    ----
               Crude oil                           $ 68    $ 51
               Refined products                      29      26
               Petrochemicals                        57      68
               Materials and supplies                37      35
                                                   ----    ----
                                                   $191    $180
                                                   ====    ====

For the years ended December 31, 1993, 1992 and 1991, the Company reduced cost of sales by approximately $6 million, $1 million and $6 million, respectively, associated with the reduction in LIFO inventories. The excess of the current cost of inventories over book value was approximately $56 million and $135 million at December 31, 1993 and 1992, respectively.

8.  Fixed Assets

The components of fixed assets at December 31, 1993 and 1992, were as follows:


               Millions of dollars                 1993    1992
               -------------------                 ----    ----
               Manufacturing facilities
                 and equipment                   $ 2,516  $ 2,441
               Land                                   26       26
               Leased assets and improvements          3        3
                                                 -------   ------
                                                 $ 2,545   $2,470
                                                 =======   ======

9. Deferred Charges and Other Assets

Deferred charges and other assets at December 31, 1993 and 1992, was comprised of the following:

               Millions of dollars                           1993    1992
               -------------------                           ----    ----
               Deferred turnaround costs (Note 4)            $ 18    $ --
               Company owned life insurance                    17      12
               Other                                           18      12
                                                            -----    ----
                                                            $  53    $ 24
                                                            =====    ====

                        LYONDELL PETROCHEMICAL COMPANY

10.  Other Accrued Liabilities

Other accrued liabilities at December 31, 1993 and 1992, were as follows:

           Millions of dollars                     1993    1992
           -------------------                     ----    ----
           Income taxes                            $ --    $  5
           Accrued taxes other than income           29      26
           Accrued interest                          11      11
           Accrued payroll                           20      19
           Other                                     20      12
                                                   ----    ----
                                                   $ 80    $ 73
                                                   ====    ====

11.  Long-Term Debt and Financing Arrangements

Long-term debt at December 31, 1993 and 1992, was comprised of the following:


         Millions of dollars                      1993     1992
         -------------------                     -----    -----
         9.95% Notes due in 1996                 $ 150    $ 150
         10.00% Notes due in 1999                  150      150
         8.25% Notes due in 1997                   100      100
         9.125% Notes due in 2002                  100      100
         Medium-Term Notes                         225      254
                                                   ---      ---
                                                   725      754
         Less current portion                        8       29
                                                 -----    -----
              Total long-term debt               $ 717    $ 725
                                                 =====    =====

Aggregate maturities of long-term debt during the five years subsequent to December 31, 1993 are as follows: 1994-$8 million; 1995-$10 million; 1996-$150 million; 1997-$112 million; 1998-$32 million.

Effective July 1, 1993, LCR entered into a 364 day unsecured revolving credit facility with a group of banks with Continental Bank, N.A., as agent. Under terms of the credit facility, LCR may borrow a maximum of $100 million in the form of cash or letters of credit with interest based on prime, LIBOR or CD rates at LCR's option. The credit facility may be extended at the request of LCR upon consent of the bank group. The credit facility contains covenants that limit LCR's ability to modify certain significant contracts, dispose of assets or merge or consolidate with other entities. At December 31, 1993, no amounts were outstanding under this credit facility.

During December, 1993, the Company finalized a five year, $400 million unsecured revolving credit facility (Credit Facility) which replaced its existing $300 million credit facility which was due to expire in July, 1994. In connection with the Credit Facility, the Company paid administrative, arrangement and commitment fees totaling $3.2 million. At December 31, 1993, no amounts were outstanding under the Credit Facility.

Under the terms of the Credit Facility, the interest rate is based on Euro-Dollar or CD rates, at the Company's option, and also is dependent upon the Credit Facility utilization rate and the Company's debt ratings. The Credit Facility contains restrictive covenants regarding the incurrence of additional debt, the maintenance of certain fixed charge coverage and leverage ratios and the making of contributions to LCR, as well as the payment of dividends to the extent that the Company's net income after January 1, 1994 generally does not exceed, over time, dividends declared or paid after that date.

The Credit Facility's debt incurrence covenant restricts the incurrence by the Company of additional debt, including debt under the Credit Facility, unless, immediately after giving effect to the additional borrowing, the ratio of earnings before depreciation, amortization, interest and income taxes, to interest expense exceeds the limits set forth in the Credit Facility. However, the debt incurrence covenant does not become applicable until the debt incurred by the Company after December 31, 1993 exceeds $75 million.

                        LYONDELL PETROCHEMICAL COMPANY

11. Long-Term Debt and Financing Arrangements- (continued)

During March, 1992, the Company completed the placement of $200 million of Notes consisting of $100 million of 8.25 percent Notes due 1997 and $100 million of
9.125 percent Notes due 2002. A majority of the proceeds was used in April, 1992 to prepay amounts due under capitalized leases relating to the olefins plants, which allowed the Company to terminate the leases and acquire ownership of the plants.

The Company's Medium-Term Notes mature at various dates from 1994 to 2005 and have a weighted average interest rate at December 31, 1993 and 1992 of 9.85 percent.

The Notes due 1996 and 1999, and the Medium-Term Notes contain provisions that would allow the holders to require the Company to repurchase the debt upon the occurrence of certain events together with specified declines in public ratings on the Notes due 1996 and 1999. Certain events include acquisitions by persons other than ARCO or the Company of more than 20 percent of the Company's common stock, any merger or transfer of substantially all of the Company's assets, in connection with which the Company's common stock is changed into or exchanged for cash, securities or other property and payment of certain "special" dividends.

At December 31, 1993, the Company had letters of credit outstanding totaling $33.8 million.

Based on the borrowing rates currently available to the Company for debt with terms and average maturities similar to the Company's debt portfolio, the fair value of long-term debt is $776 million.

12.  Earnings Per Share

Earnings per share were computed based on the weighted average number of shares outstanding of 80,000,000 for the years ended December 31, 1993, 1992 and 1991.

13.  Stockholders' Equity (Deficit)

Dividends - During 1993, the Company paid a regular dividend to stockholders in the amount of $.45 per share during the first and second quarters and a regular dividend to stockholders in the amount of $.225 per share during each of the remaining two quarters. During 1992, the Company paid regular quarterly dividends of $.45 per share. During 1991, the Company paid a regular dividend to stockholders in the amount of $.40 per share during the first quarter and $.45 per share during each of the remaining three quarters.

Return of Capital - During 1993, the Company paid $108 million in dividends. Total dividends paid during the year exceeded cumulative earnings and profits, as computed for federal income tax purposes. Subject to final determination by the Internal Revenue Service, 100 percent of each of the 1993 quarterly dividend payments was considered a return of capital.

Stock Options - The Company's Executive Long-Term Incentive Plan (LTI Plan), became effective November 7, 1988. The LTI Plan provides, among other things, for the granting to officers and other key management employees of non-qualified stock options for the purchase of up to 1,295,000 shares of the Company's common stock. The number of options exercisable each year is equal to 25 percent of the number granted after each year of continuous service starting one year from the date of grant. The LTI Plan provides that the option price per share will not be less than 100 percent of the fair market value of the stock on the effective date of the grant. As of December 31, 1993, options covering 761,732 shares were outstanding under the LTI Plan of which 283,056 were exercisable at a weighted average price of $22.10 per share.

                       LYONDELL PETROCHEMICAL COMPANY

13.  Stockholders' Equity (Deficit) - (continued)


                                                           Option Price
                                            Number of        Average
                                              Shares        Per Share         Total
                                           ------------    ------------    ------------
        Balance, December 31, 1991              373,560     $  21.42       $  8,002,196
                Granted                         222,290        23.00          5,112,670
                Exercised                       (12,115)       18.67           (226,205)
                Canceled                         (7,433)       22.84           (169,768)
                                             ----------                    ------------
        Balance, December 31, 1992              576,302        22.07       $ 12,718,893
                                             ----------                    ------------
                Granted                         259,490        26.00          6,746,740
                Exercised                        (1,808)       21.01            (37,984)
                Canceled                        (72,252)       22.29         (1,610,782)
                                             ----------                    ------------
        Balance, December 31, 1993              761,732        23.39       $ 17,816,867
                                             ==========                    ============


The Company's Incentive Stock Option Plan (ISO Plan) became effective January 12, 1989. The ISO Plan is a qualified plan which provides for the granting of stock options for the purchase of up to 550,000 shares of the Company's common stock. All employees of the Company who are not on the executive payroll are eligible to participate in the ISO Plan, subject to certain restrictions. Various restrictions apply as to when and to the number of stock options that may be exercised during any year. In no event, however, may a stock option be exercised prior to the first anniversary of the date the stock option was granted. As of December 31, 1993, options covering 476,665 shares were outstanding at an average exercise price of $29.35 per share. These options were held by 2,053 eligible employees. At December 31, 1993, no stock options were exercisable. The following summarizes stock option activity for the ISO
Plan:





                                                    Option Price
                                       Number         Average
                                     of Shares       Per Share         Total
                                    ------------    ------------    ------------
        Balance, December 31, 1991       528,614     $  29.06       $ 15,362,755
                Granted                    8,729        30.00            261,870
                Exercised                 (5,614)       19.44           (109,136)
                Canceled                 (27,710)       26.80           (742,649)
                                      ----------                    ------------
        Balance, December 31, 1992       504,019        29.31       $ 14,772,840
                                      ----------                    ------------
                Granted                      --            --                 --
                Exercised                    --            --                 --
                Canceled                 (27,354)       28.59           (782,034)
                                      ----------                    ------------
        Balance, December 31, 1993       476,665        29.35       $ 13,990,806
                                      ==========                    ============

                       LYONDELL PETROCHEMICAL COMPANY

14.  Leases

At December 31, 1993, future minimum rental payments for operating leases with noncancelable lease terms in excess of one year were as follows:

     Millions of dollars            Amount
     -------------------            ------
     1994                           $   36
     1995                               30
     1996                               22
     1997                               20
     1998                               19
     Thereafter                         17
                                     -----
Total minimum lease payments         $ 144
                                     =====

                       LYONDELL PETROCHEMICAL COMPANY

Operating lease net rental expenses for 1993, 1992 and 1991 were $43 million, $35 million and $33 million, respectively.

15.  Retirement Plans

All Lyondell and LCR employees are covered by defined benefit pension plans. Retirement benefits are based on years of service and the employee's compensation primarily during the last three years of service. The funding policy for these plans is to make periodic contributions as required by applicable regulations. Lyondell and LCR accrue pension costs based on an actuarial valuation and fund the plans through contributions to separate trust funds that are kept apart from Lyondell or LCR's funds. Lyondell and LCR also have unfunded supplemental nonqualified retirement plans which provide pension benefits for certain employees in excess of the qualified plans' limits.



The following table sets forth the funded status of Lyondell and LCR's retirement plans and the amounts recognized in the Company's consolidated balance sheet at December 31, 1993 and 1992:

                                                 1993                        1992
                                      ------------------------    ------------------------
                                      Plans with    Plans with    Plans with    Plans with
                                      assets in       ABO in      assets in       ABO in
                                      excess of     excess of     excess of     excess of
                                         ABO          assets         ABO          assets
                                      ----------    ----------    ----------    ----------

Millions of dollars
- -------------------
Actuarial present value of
 benefit obligations:
  Vested benefit obligation           $       53    $       21    $       46    $        2
                                      ==========    ==========    ==========    ==========
  Accumulated benefit obligation
   (ABO)                              $       54    $       25    $       49    $        2
                                      ==========    ==========    ==========    ==========
  Projected benefit obligation        $       84    $       42    $       78    $
Plan assets at fair value,
 primarily stocks and bonds                   62            18            69            --
                                      ----------    ----------    ----------    ----------
Projected benefit obligation in
 excess of plan assets                       (22)          (24)           (9)           (4)
Unrecognized net loss                         22            14            10             1
Prior service cost not yet
 recognized in pension cost                   (2)            3            (1)           --
Remaining unrecognized net asset              (4)           --            (5)            1
                                      ----------    ----------    ----------    ----------
Net pension liability                 $       (6)   $       (7)   $       (5)   $       (2)
                                      ==========    ==========    ==========    ==========

The Company's net pension cost for 1993, 1992 and 1991 included the following components:

                                    Millions of dollars               1993    1992    1991
                                    -------------------               ----    ----    ----
                                    Service cost-benefits
                                     earned during the period         $  5    $  4    $  4
                                    Interest cost on projected
                                     benefit obligations                 8       6       5
                                    Actual (gain) loss on plan
                                     assets                            (14)     (4)    (10)
                                    Net amortization and deferral        7      (2)      5
                                                                      ----    ----    ----
                                    Net periodic pension cost         $  6    $  4    $  4
                                                                      ====    ====    ====

                       LYONDELL PETROCHEMICAL COMPANY

15.  RETIREMENT PLANS - (CONTINUED)

The assumptions used as of December 31, 1993, 1992 and 1991, in determining the pension costs and pension liability shown above were as follows:

     PERCENT                              1993   1992   1991
     -------                              ----   ----   ----
     Discount rate                        7.25   8.75   8.95
     Rate of salary progression           5.00   5.00   5.00
     Long-term rate of return on assets   9.50   9.50   9.50

Lyondell and LCR also maintain voluntary defined contribution Capital Accumulation and Savings plans for eligible employees. Under provisions of the plans, Lyondell and LCR contribute an amount equal to 150 percent of employee contributions up to a maximum Lyondell or LCR contribution of 6 percent of the employee's base salary for the Capital Accumulation plans and 200 percent of employee contributions up to a maximum Lyondell or LCR contribution of 2 percent of the employee's base salary for the Savings plans. Lyondell and LCR contributions to these plans totaled $8 million in 1993, $7 million in 1992 and $7 million in 1991.

16.  Postretirement Benefits Other Than Pensions

Lyondell and LCR sponsor unfunded defined benefit postretirement plans other than pensions that cover both salaried and non-salaried employees which provide medical and life insurance benefits. The postretirement health care plans are contributory while the life insurance plans are non-contributory. Currently, Lyondell and LCR pay approximately 80 percent of the cost of the health care plans, but reserve the right to modify the cost-sharing provisions at any time.

The following table sets forth the plans' separate postretirement benefit liabilities as of December 31, 1993 and 1992:

                                              1993                  1992
                                      ------------------    ------------------
MILLIONS OF DOLLARS                   MEDICAL     LIFE      MEDICAL     LIFE
- -------------------                   -------    -------    -------    -------

Accumulated postretirement
 benefit obligation:
  Retirees                            $    (2)   $    (1)   $    (2)
  Fully eligible active plan
   participants                            (5)        (1)        (3)   $    (1)
  Other active plan
   participants                           (37)        (6)       (23)        (4)
                                      -------    -------    -------    -------
                                          (44)        (8)       (28)        (5)

  Unrecognized net loss                    12          2         --         --
                                      -------    -------    -------    -------
  Accrued postretirement
   benefit liability                  $   (32)   $    (6)   $   (28)   $    (5)
                                      =======    =======    =======    =======

Net periodic postretirement benefit costs for 1993 and 1992 included the following components:

                                          1993               1992
                                   -----------------   -----------------
MILLIONS OF DOLLARS                MEDICAL    LIFE     MEDICAL    LIFE
- -------------------                -------   -------   -------   -------
Service cost - benefits
 attributed to service during
 the period                        $     2             $     2
Interest cost on accumulated
 postretirement benefit
 obligation                              3   $     1         2   $     1
                                   -------   -------   -------   -------
Net periodic postretirement
 benefit cost                      $     5   $     1   $     4   $     1
                                   =======   =======   =======   =======

                       LYONDELL PETROCHEMICAL COMPANY

For measurement purposes, the assumed annual rate of increase in the per capita cost of covered health care benefits was 13 percent for 1993-1996, 9 percent for 1997-2001, and 6 percent thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit liability as of December 31, 1993 by $10 million and the net periodic postretirement benefit cost for the year then ended by $1 million.

The accumulated postretirement benefit obligation was calculated utilizing a weighted-average discount rate of 7.25 percent and 8.75 percent at December 31, 1993 and 1992, respectively, and an average rate of salary progression of 5 percent in each year. Lyondell and LCR's current policy is to fund the postretirement health care and life insurance plans on a pay-as-you-go basis.

17.  INCOME TAXES

Effective January 1, 1992, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by SFAS No. 109, "Accounting for Income Taxes" (see Note 4). As permitted under the new standard, prior years' financial statements have not been restated.

During 1993, the Company increased its provision for deferred income taxes by $3 million due to an increase in the federal corporate income tax rate from 34 percent to 35 percent effective January 1, 1993. Significant components of the Company's provision for income taxes attributable to continuing operations follows:

                               LIABILITY METHOD    DEFERRED METHOD
                               -----------------   ---------------
MILLIONS OF DOLLARS            1993         1992         1991
- -------------------            ----         ----         ----
Current
  Federal                      $  5         $  6         $ 89
  State                           -            1           10
                               ----         ----         ----
            Total current         5            7           99
Deferred
  Federal                         2            4           17
  State                           5           (2)           1
                               ----         ----         ----
            Total deferred        7            2           18
                               ----         ----         ----
                               $ 12         $  9         $117
                               ====         ====         ====


Prior to the change in accounting methods, the components of the Company's provision for deferred income taxes for the year ended December 31, 1991 were as follows (millions of dollars):







Depreciation and amortization     $ 19
Other                               (1)
                                  ----
                                  $ 18
                                  ====

                       LYONDELL PETROCHEMICAL COMPANY

17.  INCOME TAXES - (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1993 and 1992 are as follows:


  MILLIONS OF DOLLARS                   1993   1992
  -------------------                   ----   ----
  Deferred tax liabilities:
     Tax over book depreciation         $126   $106
     Change in accounting method for
      turnarounds                          6     --
     LIFO inventory                        8      3
                                        ----   ----
          Total deferred tax
           liabilities                   140    109
                                        ----   ----
  Deferred tax assets:
     OPEB obligation                      13     12
     Environmental and other long-
      term liabilities                    12     10
     Alternative minimum tax credit
      receivable                           7      2
     Other                                11      6
                                        ----   ----
        Total deferred tax assets         43     30
                                        ----   ----
        Net deferred tax liabilities    $ 97   $ 79
                                        ====   ====

Pretax income from continuing operations for the years ended December 31, 1993, 1992 and 1991 was taxed under domestic jurisdictions only.

The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to the Company's effective tax rates follows:

                                            LIABILITY METHOD     DEFERRED METHOD
                                          --------------------   ---------------
             DESCRIPTION                   1993          1992          1991
             -----------                  ------        ------        ------
   U.S. statutory income tax rates          35.0%         34.0%         34.0%
   State income taxes, net of federal       19.3          (1.5)          2.3
   Company owned life insurance              3.8          (2.1)           --
   Deferred tax liability rate change       15.6            --            --
   Other, net                               (0.6)         (3.1)         (1.7)
                                           -----         -----         -----
      Effective income tax rate             73.1%         27.3%         34.6%
                                           =====         =====         =====

18.  COMMITMENTS AND CONTINGENCIES

The Company has various purchase commitments for materials, supplies and services incident to the ordinary conduct of business. In the aggregate, such commitments are not at prices in excess of current market.

In connection with the transfer of assets and liabilities from ARCO to the Company, the Company agreed to assume certain liabilities arising out of the operation of the Company's integrated petrochemical and petroleum processing business prior to July 1, 1988. In connection with the transfer of such liabilities, the Company and ARCO entered into an agreement (Cross-Indemnity Agreement) whereby the Company has agreed to defend and indemnify ARCO against certain uninsured claims and liabilities which ARCO may incur relating to the operation of the business of the Company prior to July 1, 1988, including certain liabilities which may arise out of pending and future lawsuits.

                       LYONDELL PETROCHEMICAL COMPANY

ARCO indemnified the Company under the Cross-Indemnity Agreement with respect to other claims or liabilities and other matters of litigation not related to the assets or business included in the consolidated financial statements. ARCO has also indemnified the Company for all federal taxes which might be assessed upon audit of the operations of the Company included in the consolidated financial statements prior to January 12, 1989, and for all state and local taxes for the period prior to July 1, 1988.

In addition to lawsuits for which the Company has indemnified ARCO, the Company is also subject to various lawsuits and proceedings. Subject to the uncertainty inherent in all litigation, management believes the resolution of these proceedings will not have a material adverse effect upon the Company's operations.

The Company's policy is to be in compliance with all applicable environmental laws. The Company is subject to extensive environmental laws and regulations concerning emissions to the air, discharges to surface and subsurface waters and the generation, handling, storage, transportation, treatment and disposal of waste materials. Some of these laws and regulations are subject to varying and conflicting interpretations. In addition, the Company cannot accurately predict future developments, such as increasingly strict requirements of environmental laws, inspection and enforcement policies and compliance costs therefrom which might affect the handling, manufacture, use, emission or disposal of products, other materials or hazardous and non-hazardous waste.

Subject to the terms of the Cross-Indemnity Agreement, the Company is currently contributing funds to the cleanup of two waste sites (French Ltd. and Brio, both of which are located near Houston, Texas) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) as amended and the Superfund Amendments and Reauthorization Act of 1986. The Company is also subject to certain assessment and remedial actions at the Refinery under the Resource Conservation and Recovery Act (RCRA). In addition, the Company has negotiated an order with the Texas Water Commission, now the Texas Natural Resource Conservation Commission (TNRCC), for assessment and remediation of groundwater and soil contamination at the Refinery.

The Company has accrued $24 million related to future CERCLA, RCRA and TNRCC assessment and remediation costs, of which $7 million is included in current liabilities while the remaining amounts are expected to be incurred over the next three to seven years. However, it is possible that new information about the sites for which the reserve has been established, or future developments such as involvement in other CERCLA, RCRA, TNRCC or other comparable state law investigations could require the Company to reassess its potential exposure related to environmental matters.

In the opinion of management, any liability arising from these matters will not have a material adverse effect on the consolidated financial condition of the Company, although the resolution in any reporting period of one or more of these matters could have a material impact on the Company's results of operations for that period.

19.  SEGMENT INFORMATION

As discussed in Note 3, the refining operations of the Company were contributed to LCR effective July 1, 1993. Prior to July 1, 1993, the petrochemical and refining operations of the Company were considered to be a single segment due to the integrated nature of their operations. However, these operations are now considered to be separate segments due to the formation of LCR and the related separate management and operations of that entity.

The Petrochemical segment consists of olefins, including ethylene, propylene, butadiene, butylenes and specialty products; polyolefins, including polypropylene and low density polyethylene; aromatics produced at the Channelview Complex, including benzene and toluene; methanol and refinery blending stocks.

                       LYONDELL PETROCHEMICAL COMPANY

The refining segment is primarily composed of the LCR venture (see Note 3) and consists of refined petroleum products, including gasoline, heating oil and jet fuel; aromatics produced at the Refinery, including benzene, toluene, paraxylene and orthoxylene; lubricants; olefins feedstocks and crude oil resales. Crude oil resales consist of revenues from the resale of previously purchased crude oil and from locational exchanges of crude oil that are settled on a cash basis. Crude oil exchanges and resales facilitate the operation of the Company's petroleum processing business by allowing the Company to optimize the crude oil feedstock mix in response to market conditions and refinery maintenance turnarounds and also to reduce transportation costs. Crude oil resales amounted to $401 million, $893 million and $1,308 million for years ended December 31, 1993, 1992 and 1991, respectively.

Consolidated sales to CITGO totaled $864 million in 1993, $282 million in 1992 and $181 million in 1991. No other customer accounted for 10 percent or more of consolidated sales.

Summarized below is the segment data for the Company which includes certain pro forma adjustments necessary to present the petrochemical and refining operations as individual segments for periods prior to the formation of LCR. These adjustments relate principally to allocations of costs and expenses between the two segments and are based on current operating agreements between the Company and LCR. Intersegment sales between petrochemical and refining segments include olefins feedstocks produced at the Refinery and gasoline and fuel oil blending stocks produced at the Channelview Complex and were made at prices based on current market values.

                       LYONDELL PETROCHEMICAL COMPANY

                                           Petrochemical      Refining
  MILLIONS OF DOLLARS                         Segment          Segment        Unallocated     Eliminations     Consolidated
  -------------------                      -------------    -------------    -------------    -------------    -------------
  1993
  ----
  Sales and other
   operating revenues:
     Customers                             $       1,326    $       2,524                                      $       3,850
     Intersegment                                    180              237                     $        (417)              --
                                           -------------    -------------                     --------------   -------------
                                                   1,506            2,761                              (417)           3,850
                                           -------------    -------------                     --------------   -------------
  Cost of sales                                    1,412            2,632                              (417)           3,627
  Selling, general and administrative
   expenses                                           37               48    $          45               --              130
                                           -------------    -------------    -------------    --------------   -------------
  Operating income                         $          57               81    $         (45)   $          --    $          93
                                           =============    =============    =============    ==============   =============
  Depreciation and amortization
   expense                                 $          44    $          13    $           1                     $          58
                                           =============    =============    =============                     =============
  Capital expenditures                     $          14    $          54    $           1                     $          69
                                           =============    =============    =============                     =============
  Identifiable assets                      $         688    $         514    $          68    $         (39)   $       1,231
                                           =============    =============    =============    ==============   =============
  1992
  ----
  Sales and other
   operating revenues:
     Customers                             $       1,409    $       3,400                                      $       4,809
     Intersegment                                    266              334                     $        (600)              --
                                           -------------    -------------                     --------------   -------------
                                                   1,675            3,734                              (600)           4,809
                                           -------------    -------------                     --------------   -------------
  Cost of sales                                    1,536            3,642                              (600)           4,578
  Selling, general and
   administrative expenses                            37               43    $          47                --             127
                                           -------------    -------------    -------------    --------------   -------------
  Operating income                         $         102    $          49    $         (47)   $           --             104
                                           =============    =============    =============    ==============   =============
  Depreciation and
   amortization expense                    $          33    $           5    $           1                     $          39
                                           =============    =============    =============                     =============
  Capital expenditures                     $          43    $          53    $           1                     $          97
                                           =============    =============    =============                     =============
  Identifiable assets                      $         716    $         346    $         153                     $       1,215
                                           =============    =============    =============                     =============
  1991
  ----
  Sales and other
   operating revenues:
     Customers                             $       1,666    $       4,069                                      $       5,735
     Intersegment                                    293              455                     $        (748)              --
                                           -------------    -------------                     --------------   -------------
                                                   1,959            4,524                              (748)           5,735
                                           -------------    -------------                     --------------   -------------
  Cost of sales                                    1,711            4,247                              (748)           5,210
  Selling, general and
   administrative expenses                            35               42    $          49                --             126
                                           -------------    -------------    -------------    --------------   -------------
  Operating income                         $         213    $         235    $         (49)   $           --   $         399
                                           =============    =============    =============    ==============   =============
  Depreciation and
   amortization expense                    $          34    $           4    $           1                     $          39
                                           =============    =============    =============                     =============
  Capital expenditures                     $          21    $          21    $           1                     $          43
                                           =============    =============    =============                     =============
  Identifiable assets                      $         754    $         390    $         335                     $       1,479
                                           =============    =============    =============                     =============

                        LYONDELL PETROCHEMICAL COMPANY

20.  Unaudited Quarterly Results



                                                                         Quarter ended
                                                 ------------------------------------------------------------
                                                   March 31        June 30       September 30    December 31
                                                 ------------    ------------    ------------    ------------
Millions of dollars except per share amounts
- --------------------------------------------

1993 (*)
- ----
    Sales and other operating revenues             $  1,065        $  1,080          $  885         $   820
    Operating income                                      7               5              38              43
    Income (loss) before income taxes
      and cumulative effect of accounting
      changes                                           (10)            (14)             18              22
    Income (loss) before cumulative
      effect of accounting changes                       (8)            (11)              9              14
    Cumulative effect of accounting changes,
      net of tax                                         22              --              --              --
    Net income (loss)                                    14             (11)              9              14
    Earnings (loss) per share before
      cumulative effect of accounting changes          (.09)           (.14)            .12             .17
    Earnings (loss) per share                           .18            (.14)            .12             .17

1992 (*)
- ----
    Sales and other operating revenues             $  1,029        $  1,221         $ 1,336         $ 1,223
    Operating income (loss)                              (5)             33              33              43
    Income (loss) before income taxes and
      cumulative effect of accounting changes           (22)             15              17              25
    Income (loss) before cumulative effect of
      accounting changes                                (14)             10              12              18
    Cumulative effect of accounting changes,
      net of tax                                        (10)             --              --              --
    Net income (loss)                                   (24)             10              12              18
    Earnings (loss) per share before
      cumulative effect of accounting changes          (.17)            .13             .15             .22
    Earnings (loss) per share                          (.29)            .13             .15             .22


(*) The 1992 quarterly results have been restated to reflect the adoption during the fourth quarter of 1992, of accounting changes which were effective January 1, 1992. In addition, the first two quarters of 1993 and all four quarters of 1992 include certain pro forma adjustments necessary to present the petrochemical and refining operations as individual segments for periods prior to the formation of LCR effective July 1, 1993.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Set forth below are the directors of the Registrant as of March 1, 1994. The executive officers of the Registrant are listed on page 19 herein.



Mike R. Bowlin, 51............  Mr. Bowlin was elected a Director of the
Chairman of the Board            Company on July 23, 1993 and Chairman of the
                                 Board on August 13, 1993. He has been
                                 President and Chief Operating Officer of ARCO since June 1, 1993 and a director of ARCO since
                                 June, 1992. He was an Executive Vice President of ARCO from June, 1992 to May, 1993. He was a
                                 Senior Vice President of ARCO from August, 1985 to June, 1992 and President of ARCO
                                 International Oil and Gas Company from
                                 November, 1987 to June, 1992. He was Senior
                                 Vice President of International Oil and Gas
                                 Acquisitions from July, 1987 to November, 1987.
                                 He was President of ARCO Coal Company from
                                 August, 1985 to July, 1987. He was a Vice
                                 President of ARCO from October, 1984 to July,
                                 1985. From April, 1981 to December, 1984, he was Vice President of ARCO Oil and Gas Company.
                                 He has been an officer of ARCO since October, 1984. He originally joined ARCO in 1969.

William T. Butler, 61.......    Dr. Butler was elected a Director of the
                                 Company on December 21, 1988, effective as of January 25, 1989. He has held his current position as President and Chief Executive Officer of Baylor College of Medicine (education and research) since 1979. He is also a director of First City Bancorporation of Texas, Inc., C. R. Bard, Inc. and Browning-Ferris Industries Inc.


Allan L. Comstock, 50........   Mr. Comstock was elected a Director of the
                                 Company on July 23, 1993. He has been a Vice
                                 President and Controller of ARCO since June,
                                 1993. He was a Vice President of ARCO Chemical from October, 1989 through May, 1993. From November, 1985 to September, 1989 he was General Auditor of ARCO. He originally joined ARCO in 1969.

Terry G. Dallas, 43..........   Mr. Dallas was elected a Director of the
                                 Company on July 23, 1993. He has been a Vice
                                 President of ARCO since June, 1993 and
                                 Treasurer of ARCO since January 24, 1994. He was Vice President, Corporate Planning of ARCO from June, 1993 to January, 1994. He served as Assistant Treasurer for ARCO Corporate Finance from 1990 to 1993. He was Vice President of Finance, Control and Planning for ARCO British, Ltd. from 1988 to 1990 and Manager of International Acquisitions for ARCO International Oil and Gas Company from 1986 to 1988. He originally joined ARCO in 1979.

Bob G. Gower, 56.............   Mr. Gower was elected Chief Executive Officer
  President and Chief            of the Company on October 24, 1988 and a
  Executive Officer              Director and President of the Company on June
                                 27, 1988. He has been President of Lyondell and its predecessor, the Lyondell Division, since the formation of the Lyondell Division in April, 1985. Mr. Gower was a Senior Vice
                                 President of ARCO from June, 1984 until his resignation as an officer of ARCO in January, 1989. Prior to 1984 he served in various capacities with the then ARCO Chemical
                                 Division. He originally joined ARCO in 1963.
                                 Mr. Gower is also a director of Texas Commerce
                                 Bank-Houston and Keystone International Inc.

Stephen F. Hinchliffe, Jr. 60.  Mr. Hinchliffe was elected a Director of the
                                 Company on March 1, 1991. Since 1988, he has held his current position of Chairman of the Board and Chief Executive Officer of BHH Management, Inc., the managing partner of Leisure Group, Inc. Previously, he served as Chairman of the Board of Leisure Group, Inc.
                                 (a manufacturer of consumer products), which he founded in 1964.

Dudley C. Mecum II, 59.......   Mr. Mecum was elected a Director of the
                                 Company on November 28, 1988, effective as of January 25, 1989. He has held his current position as a partner with G. L. Ohrstrom & Company (merchant banking) since August, 1989. Previously he was Chairman of Mecum Associates, Inc. (management consulting) from December, 1987 to August, 1989. He served as Group Vice President and director of Combustion Engineering Inc. from 1985 to December, 1987, and as a managing partner of the New York region of Peat, Marwick, Mitchell & Co. from 1979 to 1985. He is also a director of The Travelers, Inc., Dyncorp, VICORP Restaurants, Inc., Fingerhut Companies, Inc. and Roper Industries, Inc.

William C. Rusnack, 49......    Mr. Rusnack was elected a Director of the
                                 Company on October 24, 1988.  He has been a
                                 Senior Vice President of ARCO since July 1990 and President of ARCO Products Company since June, 1993. He was President of ARCO Transportation Company from July, 1990 to May, 1993. He was Vice President, Corporate Planning, of ARCO from July, 1987 to July, 1990. He was Senior Vice President, Marketing and Employee Relations, of the ARCO Oil and Gas Division from August, 1985 to July, 1987 and Vice President, Manufacturing, of the ARCO Products Division from July, 1984 to August, 1985. From June 1983 to July, 1984 he was Vice President, Planning and Control, of the ARCO Products Division. He originally joined ARCO in 1966. Mr. Rusnack is also a director of BWIP Holding, Inc.

Dan F. Smith, 47..............  Mr. Smith was elected a Director of the
  Executive Vice President       Company on October 24, 1988.  He was elected
  and Chief Operating Officer    Executive Vice President and Chief Operating
                                 Officer on May 6, 1993. He served as Vice
                                 President Corporate Planning of ARCO from
                                 October, 1991 until May, 1993. He previously served as Executive Vice President and Chief
                                 Financial Officer of the Company from October,
                                 1988 to October, 1991 and as Senior Vice
                                 President of Manufacturing of Lyondell, and its predecessor, the Lyondell Division, from June, 1986 to October, 1988. From August, 1985 to
                                 June, 1986 Mr. Smith served as Vice President of Manufacturing for the Lyondell Division. He joined the Lyondell Division in April, 1985 as Vice President, Control and Administration.
                                 Prior to 1985, he served in various financial, planning and manufacturing positions with ARCO.
                                 He originally joined ARCO in 1968.

Paul R. Staley, 64...........   Mr. Staley was elected a Director of the
                                 Company on November 28, 1988, effective as of January 25, 1989. He has held his current position as Chairman of the Executive Committee of the Board of Directors of P. Q. Corporation (an industry supplier of silicates) since January, 1991. He held the positions of President and Chief Executive Officer of P.Q. Corporation from 1973 and 1981, respectively, until January, 1991.

William E. Wade, Jr., 51.....   Mr. Wade was elected a director of the Company
                                 on August 13, 1993. He has been Executive Vice President of ARCO since June 1, 1993 and a director of ARCO since June 1, 1993. He was a Senior Vice President of ARCO from May, 1987 to May, 1993 and President of ARCO Oil and Gas Company from October, 1990 to May, 1993. He was President of ARCO Alaska, Inc. from July, 1987 to July, 1990. He was a Vice President of ARCO from 1985 to May, 1987. From 1981 to 1985, he was Vice President of ARCO Exploration Company. He has been an officer of ARCO since 1985. He originally joined ARCO in 1968.

ITEM 11.  Executive Compensation

                             EXECUTIVE COMPENSATION

The following table sets forth information as to the Chief Executive Officer and the next four most highly compensated executive officers of the Company.


                           SUMMARY COMPENSATION TABLE

                                                                              ANNUAL COMPENSATION
                                                      ------------------------------------------------------------------
                                                                                            SPECIAL         OTHER ANNUAL
                                                                           ANNUAL            BONUS          COMPENSATION
NAME AND PRINCIPAL POSITION             YEAR           SALARY ($)        BONUS ($)           ($)(a)            ($)(b)
- ---------------------------         ------------      ------------      ------------      ------------      ------------
Bob G. Gower.......................     1993           555,099           220,000           240,000            74,499
President,                              1992           527,215               -0-             (a)              36,149
Chief Executive Officer                 1991           511,781           340,000               -0-

Dan F. Smith (f)...................     1993           247,651           120,000           100,000             4,115
Executive Vice                          1992             (f)                 -0-             (a)               (f)
President,                              1991           207,168               -0-               -0-
Chief Operating Officer

Jeffrey R. Pendergraft.............     1993           221,934            60,000            37,500             9,754
Senior Vice President,                  1992           213,277               -0-             (a)               3,307
General Counsel &                       1991           207,951            85,000               -0-
Secretary

Russell S. Young...................     1993           206,338            60,000            37,500            17,347
Senior Vice President,                  1992           186,722               -0-             (a)               6,988
Chief Financial Officer,                1991           175,829            65,000               -0-
Treasurer

Robert H. Ise (h)..................     1993           204,481            45,000            15,000            12,316
Vice President and                      1992           193,519               -0-             (a)               9,532
Vice President                          1991           188,085            85,000               -0-
LYONDELL-CITGO
Refining Company Ltd.
                                   LONG-TERM COMPENSATION
                                ----------------------------
                                  AWARDS          PAYOUTS
                                ----------      ------------
                                                    LTIP            ALL OTHER
                                 OPTIONS           PAYOUTS         COMPENSATION
NAME AND PRINCIPAL POSITION      (#)(c)            ($)(c)           ($)(d)(e)
- ---------------------------     ----------      ------------      ------------
Bob G. Gower...................     56,500           964,452            59,262
President,                          42,200           829,116            57,553
Chief Executive Officer             37,000           957,719

Dan F. Smith (f)...............      (f)               (f)             934,449(g)
Executive Vice                       (f)             423,987             (f)
President,                          14,400           298,117
Chief Operating Officer

Jeffrey R. Pendergraft.........     17,200           216,480            26,030
Senior Vice President,              11,700           186,629            22,086
General Counsel &                    8,200           129,374
Secretary

Russell S. Young...............     14,500           180,698            28,489
Senior Vice President,               8,200           155,341            19,513
Chief Financial Officer,             6,400           134,537
Treasurer

Robert H. Ise (h)..............     19,000           201,433            26,571
Vice President and                  12,900           173,167            25,270
Vice President                       8,200           124,328
LYONDELL-CITGO
Refining Company Ltd.

- -----------

In accordance with the transition provisions applicable to the revised proxy rules covering disclosure of executive compensation adopted under the Securities Exchange Act of 1934 (the "Proxy Rules"), amounts of other annual compensation and all other compensation are excluded for the Company's 1991 fiscal year.


(a) Special bonuses were paid in 1993 in recognition of the executive officers' and other key employees' significant contributions during 1992 and 1993 to the successful completion of the Company's refining venture with CITGO Petroleum Corporation and Lagoven S.A.

(b) Includes imputed income in respect of the Long-Term Disability Plan, tax gross-ups in respect of financial counseling reimbursements and in respect of other miscellaneous items, and the amount of incremental interest accrued under the Executive Deferral Plan that exceeds 120 percent of a specified IRS rate. "Tax gross-ups" refers to the additional reimbursement paid to a recipient to cover the federal income tax obligations associated with the underlying benefit, including an additional amount, based on maximum applicable income tax rates.

(c) Amounts shown in the LTIP Payouts column represent payment of performance units (including associated dividend share credits) awarded under the Company's Executive Long-Term Incentive Plan (the "LTIP"). The LTIP provides for the granting of stock options and the right to receive performance units under certain circumstances and a cash payment in respect of dividend share credits as described in this footnote. Dividend share credits are allocated to an optionee's account whenever dividends are declared on shares of common stock. The number of dividend share credits to be allocated on each record date to an optionee's account is computed by multiplying the dividend rate per share of Common Stock by the sum of (i) the number of shares subject to outstanding options, (ii) the number of performance units and (iii) the number of dividend share credits then credited to the optionee's account and dividing the resulting figure by the fair market value of a share of Common Stock ("FMV") on such dividend record date. As future dividends are declared, the participant will receive dividend share credits not only on the number of shares covered by unexercised options and the number of performance units but also on the number of dividend share credits in the participant's account. The dividend crediting mechanism will continue to operate in this manner (i) with respect to options, until the participant exercises such options or the options expire, and (ii) with respect to performance units, until payment is made (or not made, as the case may be) in respect of performance units. Dividend share credits do not represent earned compensation and have no definite value, if any, until the date on which the options or performance units, as applicable, in respect of which such credits have been allocated, are exercised or paid. See footnote (b) to the Aggregated Option Exercises and Fiscal Year-End Option Values Table. Dividend share credits are canceled upon an optionee's termination of employment under certain specified circumstances. In addition to the dollar amounts shown in the LTIP Payouts column, the number of dividend share credits accrued to the accounts of the named executives during 1993 and 1992, respectively, is as follows: Mr.
    Gower: 13,819 and 13,200; Mr. Smith: 2,405 and 4,399; Mr. Pendergraft:
    3,414 and 2,885; Mr. Young: 2,625 and 2,311; and Mr. Ise: 3,384 and 2,900.

(d) Includes contributions to the Executive Supplementary Savings Plan, incremental executive medical plan premiums, financial counseling reimbursements and certain amounts in respect of the Executive Life Insurance Plan, as follows:



                                            YEAR      MR. GOWER     MR. SMITH     MR. PENDERGRAFT    MR. YOUNG        MR. ISE
                                            ----      ---------     ---------     ---------------   -----------   ---------------
Executive Supplementary Savings Plan        1993     $  44,408      $  19,812     $  17,754         $   16,507     $   16,358
                                            1992     $  42,177      $     _0_     $  17,062         $   14,938     $   15,481
Incremental Medical Plan Premiums...        1993     $   4,301      $   2,867     $   4,301         $    4,301     $    4,301
                                            1992     $   4,104      $     _0_     $   4,104         $    4,104     $    4,104
Financial Counseling Reimbursement..        1993     $   7,735      $     _0_     $   3,975         $    7,235     $    4,645
                                            1992     $   8,885      $     _0_     $     920         $      100     $    4,646
Executive Life Insurance Plan.......        1993     $   2,818      $   1,770     $     _0_         $      446     $    1,267
                                            1992     $   2,387      $     _0_     $     _0_         $      371     $    1,039



(e) In 1993 a revised methodology was adopted to calculate certain amounts in respect of the Executive Life Insurance Plan; accordingly, 1992 amounts have been restated to reflect this methodology. The effect of this restatement is not material to the overall figure previously reported.

(f) Mr. Smith was elected Executive Vice President and Chief Operating Officer on May 6, 1993. The salary figure for 1993 is the amount paid to Mr. Smith for his service from that date. Prior to that he served as Vice President Corporate Planning of ARCO from October, 1991. He previously served as Executive Vice President and Chief Financial Officer of the Company from October, 1988 to October, 1991. The salary figure for 1991 is the amount paid to Mr. Smith for that portion of the year he was employed by the Company.

(g) Includes relocation expenses in connection with his relocation to Houston of $540,000 for the loss from the sale of a home. Mr. Smith also received $370,000 as a tax gross-up in connection with that loss, which is included in this column.

(h) Mr. Ise served as Vice President, Marketing and Sales, Polymers and Petroleum Products through June 30, 1993. Effective as of July 1, 1993, Mr. Ise began providing services as a loaned executive as a Vice President of LYONDELL-CITGO Refining Company Ltd., a limited liability company in which the Company currently owns an approximate 90% interest and CITGO Petroleum Corporation owns an approximate 10% interest. LYONDELL-CITGO Refining Company Ltd. reimburses the Company for the cost of salary and other compensation paid to Mr. Ise. Mr. Ise continues to serve as a Vice President of Lyondell.

                       EXECUTIVE LONG-TERM INCENTIVE PLAN

     The LTIP provides for the granting of stock options, the right to receive performance units under certain circumstances and a cash payment in respect of dividend share credits. The following table describes the grants to the named executive officers of stock options and certain other information with respect to the exercise of stock options. No performance units were granted in 1993. Additional information with respect to payouts of performance units under the LTIP is contained in the Summary Compensation Table.


                                    OPTIONS

OPTION GRANTS IN LAST FISCAL YEAR

     The following table provides information regarding stock options granted to the named executive officers during 1993. The values assigned to each reported option are shown using the Black-Scholes option pricing model. In assessing these values it should be kept in mind that no matter what theoretical value is placed on a stock option on the date of grant, its ultimate value will be dependent on the market value of the company's stock at a future date.

                                                        INDIVIDUAL GRANTS(a)
                      ---------------------------------------------------------------------------------------
                          NUMBER OF          % OF TOTAL OPTIONS
                          SECURITIES             GRANTED TO
                          UNDERLYING            EMPLOYEES IN         EXERCISE OR BASE                             GRANT DATE PRESENT
      NAME            OPTIONS GRANTED(#)        FISCAL YEAR            PRICE ($/SH)         EXPIRATION DATE          VALUE ($)(b)
      ----            ------------------     ------------------     ------------------     ------------------     ------------------
Mr. Gower........           56,500                    22                  $26.00              March 5, 2003            $819,815

Mr. Smith(c).....                0                    --                   --                       --                    --

Mr. Pendergraft..           17,200                   6.7                   26.00              March 5, 2003             249,572

Mr. Young........           14,500                   5.6                   26.00              March 5, 2003             210,395

Mr. Ise..........           19,000                   7.4                   26.00              March 5, 2003             275,690

- -----------

(a) The ten-year options were granted on March 5, 1993 pursuant to the LTIP at an exercise price equal to the FMV on the date of grant. The options become exercisable in four equal annual installments beginning March, 1994. Options and the dividend share credits associated with such options are canceled upon an optionee's termination of employment under certain specified circumstances. Stock options also carry eligibility for dividend share credits as described in footnote (c) to the Summary Compensation Table.

(b) The values shown reflect a variation of the Black-Scholes pricing model.
    The pricing model used by the Company includes the following assumptions: options are exercised at the end of the 10-year term; no premium for risk is assigned; the dividend yield is assumed to be the current yield on the date of grant; and a long-term (200 days) historical volatility rate is applied. The values relate solely to stock options (and not performance units) and do not take into account risk factors such as nontransferability and limits on exercisability. The values do take into account the fact that dividend share credits are allocated to an optionee's account whenever dividends are declared on shares of common stock.

(c) Mr. Smith was not an executive officer when options were granted in 1993. See footnote (f) to the Summary Compensation Table.

     The following table shows the number of shares of Common Stock represented by outstanding stock options held by each of the named executive officers as of December 31, 1993. Also reported are the values for "in-the-money" options which represent the positive spread between the exercise price of any such existing stock options and the year end price of common stock.


                      AGGREGATED OPTION EXERCISES IN 1993
                        AND FISCAL YEAR-END OPTION VALUES



                        NUMBER OF                                                           VALUE OF UNEXERCISED
                        SECURITIES                           NUMBER OF UNEXERCISED          IN-THE-MONEY OPTIONS
                        UNDERLYING                         OPTIONS AT YEAR-END (#)(a)       AT YEAR-END ($)(a)(b)
                         OPTIONS                          ----------------------------- -----------------------------
NAME                  EXERCISED (#)   VALUE REALIZED ($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
                      -------------   ------------------   -----------   -------------   -----------   -------------
Mr. Gower........          -0-               -0-             78,212         106,650        $99,986       $ 18,500

Mr. Smith........          -0-               -0-             16,766           7,200         15,354          7,200

Mr. Pendergraft..          -0-               -0-             16,110          30,075         22,442          4,100

Mr. Young........          -0-               -0-             12,879          24,400         18,467          3,200

Mr. Ise..........          -0-               -0-             15,854          32,775         21,119          4,100

- ----------

(a) The FMV of Lyondell Common Stock on December 31, 1993 was $21.25

(b) Each option carries with it the right to dividend share credits, as described in footnote (c) to the Summary Compensation Table. Set forth below is a calculation of the value of accrued dividend share credits, assuming exercise at December 31, 1993, of the in-the-money options. These hypothetical values have been calculated for illustration purposes only.


                                      EXERCISABLE    UNEXERCISABLE
                                     -------------   -------------
                   Mr. Gower........    $413,802        $82,370
                   Mr. Smith........    $ 65,217        $32,057
                   Mr. Pendergraft..    $ 92,859        $18,255
                   Mr. Young........    $ 76,344        $14,248
                   Mr. Ise..........    $ 87,477        $18,255

                            ANNUAL PENSION BENEFITS

     The following table shows estimated annual pension benefits payable to the Company's employees, including executive officers of the Company, upon retirement on January 1, 1994 at age 65 under the provisions of the Lyondell Retirement Plan and the Executive Supplementary Retirement Plan.


                               PENSION PLAN TABLE





  AVERAGE FINAL EARNINGS
 (BASE SALARY PLUS ANNUAL
 INCENTIVE PLAN AWARDS)--
 HIGHEST THREE CONSECUTIVE           APPROXIMATE ANNUAL BENEFIT FOR YEARS
YEARS OUT OF LAST TEN YEARS        OF MEMBERSHIP SERVICE INDICATED(a)(b)(c)
- --------------------------- ----------------------------------------------------
                            15 YEARS   20 YEARS   25 YEARS   30 YEARS   35 YEARS
                            --------   --------   --------   --------   --------
       $1,100,000            253,025    337,367    421,709    506,050    590,392
        1,000,000            229,925    306,567    383,209    459,850    536,492
          900,000            206,825    275,767    344,709    413,650    482,592
          800,000            183,725    244,967    306,209    367,450    428,692
          700,000            160,625    214,167    267,709    321,250    374,792
          600,000            137,525    183,367    229,209    275,050    320,892
          500,000            114,425    152,567    190,709    228,850    266,992
          400,000             91,325    121,767    152,209    182,650    213,092
          300,000             68,225     90,967    113,709    136,450    159,192
          200,000             45,125     60,167     75,209     90,250    105,292

- ---------

(a) The amounts shown in the above table are necessarily based upon certain assumptions, including retirement of the employee on January 1, 1994 and payment of the benefit under the basic form of allowance provided under the Lyondell Retirement Plan (payment for the life of the employee only with a guaranteed minimum payment period of 60 months). The amounts will change if the payment is made under any other form of allowance permitted by the Lyondell Retirement Plan, or if an employee's retirement occurs after January 1, 1994, since the "annual covered compensation level" of such employee (one of the factors used in computing the annual retirement benefits) may change during the employee's subsequent years of membership service. The benefits shown are not subject to deduction for Social Security benefits or other offset amounts. The plans, however, provide a higher level of benefits for the portion of compensation above the compensation levels on which Social Security benefits are based.

(b) As of December 31, 1993, the credited years of service (rounded to the nearest whole number) under the Lyondell Retirement Plan for the named executive officers are: Mr. Gower, 30; Mr. Smith, 17; Mr. Pendergraft, 21; Mr. Young, 13; and Mr. Ise, 34.

(c) All employees' (including executive officers') years of service with ARCO prior to the creation of Lyondell have been credited under the Company's retirement plans.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


                             PRINCIPAL STOCKHOLDERS


The Company's principal stockholder, ARCO, is one of the nation's leading integrated oil companies and maintains its headquarters at 515 South Flower Street, Los Angeles, California 90071. At March 1, 1994 ARCO owned 39,921,400 shares of Lyondell's Common Stock, which represent 49.9 percent of the outstanding stock. ARCO has consistently maintained an ownership position of just under 50 percent of Lyondell's Common Stock from the date of the Company's public offering of stock; however, there is no assurance that ARCO will maintain such ownership position in the future.

ARCO officers and directors do not constitute a majority of the Board of Directors; however, ARCO officers and directors hold five of eleven directorships. Beginning in 1989, the Company was not included as a consolidated subsidiary in ARCO's financial statements; however, for certain securities laws purposes, ARCO could be deemed to be a "control" person or an "affiliate" of Lyondell.

The table below sets forth certain information as of December 31, 1993 (the most recent date as of which the Company has information) regarding the beneficial ownership of the Common Stock by persons other than ARCO known by the Company to own beneficially more than five percent of its outstanding shares of Common Stock.

                                                                    Percentage
                                                      Number of      Of Shares
                     Name                              Shares       Outstanding
                     ----                             ---------     -----------
    Wellington Management Company(a)..............    5,356,300        6.70%
    75 State Street, Boston, Massachusetts 02109

- ----------

(a) Wellington Management Company ("WMC") (together with its wholly-owned subsidiary, Wellington Trust Company, National Association) may be deemed a beneficial owner of the 5,356,300 shares by virtue of the direct or indirect investment and/or voting discretion they possess pursuant to the provisions of investment advisory agreements with clients. WMC has shared dispositive power over the 5,356,300 shares of Common Stock, including the 5,083,900 shares beneficially owned by Vanguard/Windsor Fund Inc., an investment advisory client of WMC.

                        SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth the number of shares of Common Stock owned beneficially as of March 1, 1994 by each director, each of the executive officers named on the Summary Compensation Table and by all current directors and officers as a group. As of March 1, 1994, the percentage of shares of Common Stock beneficially owned by any director, named executive officers or by all directors and officers as a group, did not exceed one percent of the issued and outstanding Common Stock. Unless otherwise noted, each individual has sole voting and investment power.

                                                       Shares of Common Stock
                                                      owned beneficially as of
                                                        March 1, 1994(a)(b)
                                                      ------------------------
Mike R. Bowlin......................................            2,000
William T. Butler...................................            3,001
Allan L. Comstock...................................                0
Terry G. Dallas.....................................                0
Bob G. Gower........................................          166,717
Stephen F. Hinchliffe, Jr...........................            2,250(c)
Robert H. Ise.......................................           27,776
Dudley C. Mecum II..................................              700
Jeffrey R. Pendergraft..............................           25,521
William C. Rusnack..................................              301
Dan F. Smith........................................           27,590
Paul R. Staley......................................              400
William E. Wade, Jr.................................            1,000
Russell S. Young....................................           33,774(d)
All directors and officers as a group (19 Persons)..          375,521(e)

(a) Includes shares held by the trustees under the Lyondell Capital Accumulation Plan and the Lyondell Savings Investment Plan for the accounts of participants as of December 31, 1993.

(b) The amounts shown include shares that may be acquired within 60 days following March 1, 1994 through the exercise of stock options, as follows:
    Mr. Gower, 112,137; Mr. Smith, 20,366; Mr. Pendergraft, 23,285; Mr. Young, 20,704; Mr. Ise, 25,879 and all directors and officers as a group, including those just named, 272,984.

(c) Does not include 1,000 shares held by a trust of which Mr. Hinchliffe is a trustee, as to which shares he disclaims beneficial ownership.

(d) Does not include 1,100 shares owned by Mr. Young's spouse, as to which shares he disclaims beneficial ownership.

(e) Does not include 5,059 shares owned by spouses and a trust, as to which shares beneficial ownership is disclaimed.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than eleven percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission ("SEC") and the New York Stock Exchange initial reports of ownership and reports of changes in ownership of Common Stock of the Company. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that such reports accurately reflect all reportable transactions and holdings, during the fiscal year ended December 31, 1993 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

ITEM 13.  Certain Relationships and Related Transactions

                    TRANSACTIONS BETWEEN THE COMPANY AND ARCO


    In connection with the transfer of assets and liabilities to Lyondell, the Company and ARCO entered into a number of agreements for the purpose of defining their ongoing relationships. In addition, in July 1987 the Lyondell Division and ARCO Chemical Company ("ARCO Chemical"), then a wholly owned subsidiary of ARCO, entered into a number of agreements in connection with the organization of ARCO Chemical. None of these agreements was the result of arm's-length negotiations between independent parties. It was the intention of the Company, ARCO and ARCO Chemical that such agreements and the transactions provided for therein, taken as a whole, accommodate the parties' interests in a manner that was fair to the parties, while continuing certain mutually beneficial joint arrangements. The Audit Committee of the Board of Directors of the Company, none of the members of which are affiliated with the Company (including LCR), ARCO or ARCO Chemical has determined that such agreements, taken as a whole, were fair to the Company and its stockholders. Because of the complexity of the various relationships between the Company, ARCO and its direct and indirect subsidiaries, including ARCO Chemical (together, "ARCO Affiliates"), however, there can be no assurance that each of such agreements, or the transactions provided for therein, has been effected on terms at least as favorable to the Company as could have been obtained from unaffiliated third parties.

    The terms and provisions of many of those initial agreements have been modified subsequently or supplemented and additional or modified agreements, arrangements and transactions have been and will continue to be entered into by the Company and ARCO Affiliates. Any such future agreements, arrangements and transactions will be determined through negotiation between the Company and ARCO Affiliates and it is possible that conflicts of interest will be involved. Future contractual relations among the Company and ARCO Affiliates will be subject to certain provisions of the Company's Certificate of Incorporation. See "Certificate of Incorporation Provisions Relating to Corporate Conflicts of Interest." In addition, the Audit Committee of the Board of Directors has adopted a set of guidelines for the review of all agreements entered into between the Company and ARCO Affiliates. These guidelines include a provision that, at least annually, the Audit Committee will review such agreements, or the transactions provided for therein, to assure that such agreements are, in its opinion, fair to the Company and its stockholders.

    For the year ended December 31, 1993, Lyondell (including LCR) paid ARCO Affiliates an aggregate of approximately $80 million. For the year ended December 31, 1993, Lyondell recorded revenues of approximately $278 million from sales to ARCO Affiliates, of which $263 million represented sales to ARCO Chemical.

    THE FOLLOWING IS A SUMMARY OF CERTAIN AGREEMENTS, ARRANGEMENTS AND TRANSACTIONS AMONG THE COMPANY AND ARCO AFFILIATES EFFECTIVE DURING THE PAST FISCAL YEAR, AS WELL AS CERTAIN AGREEMENTS, ARRANGEMENTS AND TRANSACTIONS THAT ARE CURRENTLY PROPOSED.

TECHNOLOGY TRANSFERS AND LICENSES

    Effective July 1, 1988, ARCO assigned to the Company numerous domestic and foreign trademarks and certain U.S. and foreign patents and granted the Company a nonexclusive license to use other trademarks which contain the word "ARCO," to use ARCO's spark symbol as a logo and to use ARCO's color striping scheme, which license was royalty-free for a period of four years. The Company paid ARCO approximately $80,000 under the terms of this license in 1993.

    In connection with the transfer of assets and liabilities relating to the Lyondell Division from ARCO to the Company, the Company and ARCO, effective July 1, 1988, entered into (i) a License Agreement pursuant to which ARCO licensed to the Company on a nonexclusive, royalty-free basis certain rights (including Lyondell's right to sublicense to third parties, in some cases without accounting to ARCO) to ARCO's technology and intellectual property related to certain operations or assets of the Company, (ii) a technology assignment agreement pursuant to which legal title to certain other technology and intellectual property useful in the Company's business (including, without limitation, technology relating to olefins, including product flexibility) was transferred to the Company; provided, however, that except for technology relating to the product flexibility unit, ARCO retained a nonexclusive license to use the technology and property rights in ARCO's other operations, and (iii) an immunity from suit agreement in respect of the Company's right to practice all remaining technology in the possession of the Company prior to July 1, 1988. During 1990, the Company and ARCO entered into a series of amendments to these agreements designed to clarify the parties' rights under the original technology transfer. In addition, Lyondell and ARCO executed a patent maintenance agreement pursuant to which ARCO agreed to maintain certain patents licensed to Lyondell. Lyondell and ARCO also entered into a letter agreement granting Lyondell the right to obtain additional licensing rights.

CROSS-INDEMNITY AGREEMENT

    In connection with the transfer by ARCO of substantially all of the assets and liabilities of its Lyondell Division to the Company, the Company and ARCO executed a Cross-Indemnification Agreement (the "Cross-Indemnity Agreement"). In the Cross-Indemnity Agreement, the Company agreed generally to indemnify ARCO against substantially all fixed and contingent liabilities relating to the integrated petrochemical and petroleum processing business and certain assets of the Lyondell Division. The liabilities assumed by the Company include the following, to the extent not covered by ARCO's insurance: (a) all liabilities and obligations of the Company and its combined subsidiaries, as of July 1, 1988; (b) all liabilities and obligations under contracts and commitments relating to the business of the Lyondell Division and certain assets relating thereto; (c) employment and collective bargaining agreements affecting the Company's employees; (d) specified pending litigation and other proceedings; (e) federal, state, foreign and local income taxes to the extent provided in the Cross-Indemnity Agreement; (f) liabilities for other taxes associated with the Lyondell Division's business and certain assets relating thereto; (g) liabilities for any past, present or future violations of federal, state or other laws (including environmental laws), rules, regulations or other requirements of any governmental authority in connection with the business of the Lyondell Division and certain assets relating thereto; (h) existing or future liabilities for claims based on breach of contract, breach of warranty, personal or other injury or other torts relating to such integrated petrochemical and petroleum processing businesses and certain assets relating thereto; and (i) any other liabilities relating to the assets transferred to the Company or its subsidiaries. ARCO has indemnified the Company with respect to other claims or liabilities and other matters of litigation not related to the assets or business transferred by ARCO to the Company.

    The Cross-Indemnity Agreement includes procedures for notice and payment of indemnification claims and provides that a party entitled to indemnification for a claim or suit brought by a third party may require the other party to assume the defense of such claim. The Cross-Indemnity Agreement also includes a defense cost-sharing agreement, whereby the Company will bear its allocated defense costs for certain lawsuits.

DISPUTE RESOLUTION AGREEMENT

   In April 1993, the Company, ARCO and ARCO Chemical entered into a Dispute Resolution Agreement that mandates a procedure for negotiation and binding arbitration of significant commercial disputes among any two or more of the parties.

SERVICES AGREEMENTS

    The Company and ARCO entered into an agreement effective January 1, 1991 and amended as of February, 1992 (the "Administrative Services Agreement") under which ARCO agreed to continue to provide various transitional services to the Company that ARCO had been providing pursuant to previous administrative service agreements. The services which ARCO agreed to provide the Company in the Administrative Services Agreement included employee benefits administration services, payroll, telecommunications and certain computer-related services.
The Administrative Services Agreement terminates no later than December 31, 1997 although it may be terminated in its entirety earlier than such date upon the terminating party providing the other party with at least one year's prior notice, and a party may elect to terminate some of the services it is receiving upon 30 days prior notice to the other party. The Administrative Services Agreement provides for an annual renegotiation of fees. ARCO earned a fee of approximately $2 million during 1993 for all of the services which it provided under the Administrative Services Agreement.

    Effective January 1, 1991, the Company and ARCO entered into an agreement (the "Insurance Termination Agreement") which terminated the insurance coverage previously provided by ARCO and established procedures for the resolution of pending and future claims that are or will be covered under ARCO's policies in effect prior to January 1, 1991.

OTHER AGREEMENTS BETWEEN THE COMPANY AND ARCO

    Lyondell has purchased and LCR continues to purchase certain of its crude oil requirements from ARCO Oil and Gas ("AOGC") under short-term arrangements at prices based on market values at the time of delivery. LCR also purchases crude oil from AOGC from time to time on the spot market at then-current spot market prices. The Company and LCR also purchased natural gas and natural gas liquids from AOGC during 1993 on the spot market at then-current spot market prices.

    The Company (including LCR) also sold products to ARCO Affiliates, including crude oil resales and sales of heating oil and lube oil at market-based prices.

    The Company has entered into several contracts with ARCO Pipe Line Company (ARCO Pipe Line) pursuant to which the Company (i) leased certain pipelines and pipeline segments from ARCO Pipe Line at annual rental rates which include recovery of operating costs, return on capital investment and inflation escalators (ii) acquired the services of ARCO Pipe Line to operate various groups of pipelines owned by the Company, (iii) entered into a throughput and deficiency commitment for volumes at tariff rates for transportation of crude oil and other products. Certain of these contracts that relate to the refining business were assigned to LCR as of July 1, 1993. The Company and LCR paid ARCO Pipe Line approximately $20 million during 1993 for rental fees and services under these contracts. ARCO Pipe Line and LCR have agreed to use jointly a control room owned by LCR and located at the Houston Refinery. ARCO Pipe Line also owns various easements and licenses for its pipelines and related equipment located on the property of the Company or LCR and has performed services relating to the pipeline systems. The Company (including LCR) also ships products over common carrier pipelines owned and operated by ARCO Pipe Line pursuant to filed tariffs on the same basis as other non-affiliated customers.

AGREEMENTS BETWEEN THE COMPANY AND ARCO CHEMICAL COMPANY

    Lyondell provides to ARCO Chemical a large portion of the feedstocks purchased by ARCO Chemical for its manufacturing facilities located at Channelview, Texas. Pricing arrangements under these contracts are generally representative of prevailing market prices. Lyondell also provides certain nominal plant services at the aforementioned plants. ARCO Chemical in turn provides certain feedstocks and supplies to Lyondell at market-based prices.

    The Company processes MTBE (using one of the Company's two MTBE units) for ARCO Chemical, and ARCO Chemical markets this product for its own account. The term of this agreement extends through June 30, 1997. ARCO Chemical purchases certain base feedstocks for this processing agreement from Lyondell at market based prices. A processing fee is paid by ARCO Chemical to Lyondell to cover variable and fixed operating costs, as well as capital costs. In addition, the Company has agreed to sell to ARCO Chemical MTBE produced at the Company's second MTBE unit that is in excess of the Company's requirements at market-based prices.

CERTIFICATE OF INCORPORATION PROVISIONS RELATING TO CORPORATE CONFLICTS OF INTEREST

    In order to address certain potential conflicts of interest between the Company and ARCO (for purposes of this section the term "ARCO" also includes ARCO's successors and any corporation, partnership or other entity in which ARCO owns fifty percent or more of the voting securities or other interest), the Company's Certificate of Incorporation contains provisions regulating and defining the conduct of certain affairs of the Company as they may involve ARCO and its officers and directors, and the powers, rights, duties and liabilities of the Company and its officers, directors and stockholders in connection therewith. In general, these provisions recognize that from time to time the Company and ARCO may engage in the same or similar activities or lines of business and have an interest in the same areas of corporate opportunities. The Certificate of Incorporation provides that ARCO has no duty to refrain from (1) engaging in business activities or lines of business that are the same as or similar to those of the Company, (2) doing business with any customer of the Company or (3) employing any officer or employee of the Company. The Certificate of Incorporation provides that ARCO is not under any duty to present any corporate opportunity to the Company which may be a corporate opportunity for both ARCO and the Company, and that ARCO will not be liable to the Company or its stockholders for breach of any fiduciary duty as a stockholder of the Company by reason of the fact that ARCO pursues or acquires such corporate opportunity for itself, directs such corporate opportunity to another person or does not present the corporate opportunity to the

Company. ARCO currently owns interests in certain chemical companies and refiners (other than the Company) and has advised the Company that it may continue to acquire additional interests in chemical companies and refiners.

    The Certificate of Incorporation provides that directors and officers of the Company will not be liable to the Company or its stockholders for breach of any fiduciary duty if they comply with the following provisions of the Certificate of Incorporation. When a corporate opportunity is offered in writing to an officer or an officer and a director of the Company who is also an officer or an officer and a director of ARCO, solely in his or her designated capacity with one of the two companies, such opportunity shall be first presented to whichever company was so designated. No person is currently in this category. Otherwise,
(i) a corporate opportunity offered to any person who is an officer or officer and director of the Company and who is also a director of ARCO, shall be first presented to the Company, (ii) a corporate opportunity offered to a person who is a director of the Company and who is also an officer or officer and director of ARCO shall be first presented to ARCO, (iii) in all other cases, a corporate opportunity offered to any person who is an officer and/or a director of both the Company and ARCO shall be first presented to the Company. Mr. Bowlin, Mr. Comstock, Mr. Dallas, Mr. Rusnack and Mr. Wade are in category (ii) and no persons currently are in categories (i) and (iii).

    Another section of the Certificate of Incorporation provides that no contract, agreement, arrangement or transaction between the Company and ARCO or between the Company and a director or officer of the Company or of ARCO would be void or voidable for the reason that ARCO or any director or officer of the Company or of ARCO are parties thereto or because any such director or officer were present or participated in the meeting of the Board of Directors which authorized the contract if the material facts about the contract, agreement, arrangement or transaction were disclosed or known to the Board of Directors or the stockholders and the Board of Directors in good faith authorizes the contract by a vote of a majority of the disinterested directors or the majority of stockholders approves such contract, agreement, arrangement or transaction.

    The foregoing Certificate of Incorporation provisions describe the obligations of officers and directors of the Company with respect to presentation of corporate opportunities, but do not limit the ability of the Company or of ARCO to consider and act upon such opportunities whether or not such provisions have been followed.

                          CERTAIN OTHER TRANSACTIONS

    During the 1993 fiscal year, Dan F. Smith, a director and the Company's Executive Vice President and Chief Operating Officer, was indebted to the Company in the amount of $349,000. This interest-free loan, which was repaid within seven months and was not outstanding at the end of the year, was made in connection with his relocation to Houston.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) The following documents are filed as a part of this report:


1 and 2 --    Consolidated Financial Statements and Financial Statement
              Schedules: these documents are listed in the Index to Consolidated
              Financial Statements and Financial Statement Schedules.

  Exhibits:

3.1      --   Restated Certificate of Incorporation of the Registrant filed with the State of Delaware on November 2, 1988.*
3.2      --   By-Laws of the Registrant.*
4.1      --   Indenture, dated as of May 31, 1989, as supplemented by a First
              Supplemental Indenture dated as of May 31, 1989, between the
              Registrant and Texas Commerce Bank National Association, as
              Trustee.**
4.2      --   Indenture, dated as of March 10, 1992, as supplemented by a
              First Supplemental Indenture dated as of March 10, 1992,
              between the Registrant and Continental Bank, National Association,
              as Trustee.*****
4.3      --   Specimen certificate.*
4.4      --   Form of Medium-Term Note.**
10.1     --   Lyondell Petrochemical Company Amended & Restated Annual
              Incentive Plan.
10.2     --   Lyondell Petrochemical Company Executive Supplementary Savings
              Plan.**
10.3     --   Lyondell Petrochemical Company Executive Long-Term Incentive
              Plan as amended and restated as of October 19, 1990.***
10.4     --   Lyondell Petrochemical Company Supplementary Executive
              Retirement Plan, effective October 1, 1990.***
10.5     --   Lyondell Petrochemical Company Executive Medical Insurance Plan -
              Summary Plan Description.***
10.6     --   Lyondell Petrochemical Company Executive Deferral Plan,
              effective October 1, 1990.****
10.7     --   Lyondell Petrochemical Company Executive Long-Term Disability
              Plan, effective October 1, 1990.*****
10.8     --   Lyondell Petrochemical Company Executive Life Insurance Plan,
              effective October 1, 1990.*****
10.9     --   Lyondell Petrochemical Company Elective Deferral Plan for
              Outside Directors.****
10.10    --   Lyondell Petrochemical Company Retirement Plan for Outside
              Directors, as amended and restated.****
10.11    --   Lyondell Petrochemical Company Supplemental Executive Benefit
              Plans Trust Agreement.****
10.12    --   Form of Registrant's Indemnity Agreement with Officers and
              Directors.*
10.13    --   Asset Purchase Agreement (conformed without exhibits), dated as of December 19, 1989, between the Registrant and Rexene Products
              Company.**
10.14    --   Conveyance (conformed without exhibits), dated as of July 1, 1988 between the Registrant and ARCO.*
10.15(a) --   Cross-Indemnification Agreement, dated as of July 1, 1988, between the Registrant and ARCO and Amendment No. 1 to the Cross-
              Indemnification Agreement effective as of July 1, 1988.*
10.15(b) --   Dispute Resolution Agreement, dated as of April, 1993, between the Registrant, ARCO and ARCO Chemical Company.
10.16(a) --   Administrative Services Agreement, dated as of January 1, 1991, between the Registrant and ARCO.****
10.16(b) --   Letter Agreement regarding Administrative Services Agreement, between the Registrant and ARCO dated as of February 26,
              1992.*****
10.17    --   Agreements Implementing Transfer of Pipeline Rights from ARCO
              Pipe Line Company to Registrant.*
10.18(a) --   Amended and Restated Limited Liability Company Regulations of
              LYONDELL-CITGO Refining Company Ltd. dated as of July 1,
              1993.******

10.18(b) --   Contribution Agreement between Lyondell Petrochemical Company and LYONDELL-CITGO Refining Company Ltd. dated as of July 1,
              1993.******
10.18(c) --   Crude oil Supply Agreement between LYONDELL-CITGO Refining
              Company Ltd. and Lagoven, S.A. dated as of May 5, 1993******
10.19(a) --   Immunity From Suit Agreement, effective July 1, 1988, between
              ARCO and the Registrant.*
10.19(b) --   Amendment to Immunity From Suit Agreement, effective July 1,
              1988, between ARCO and the Registrant.***
10.20(a) --   License Agreement, effective July 1, 1988, between ARCO and the
              Registrant.*
10.20(b) --   License Agreement Amendment, effective July 1, 1988, between
              ARCO and the Registrant.***
10.21(a) --   Technology Agreement, effective as of July 1, 1988, between ARCO and the Registrant, as amended.**
10.21(b) --   Technology Agreement Amendment dated September 14, 1990,
              effective July 1, 1988 between ARCO and the Registrant.***
10.22    --   Assignment of Common Law Trademark(s), dated October 3, 1988, between ARCO and the Registrant.*
10.23    --   Assignment of U.S. Trademark(s), dated October 3, 1988, between
              ARCO and the Registrant.*
10.24    --   Crystalline Polymers License and Block Copolymer License dated
              February 14, 1990 between Phillips Petroleum Co. and the
              Registrant.**
10.25(a) --   Assignment of Foreign Trademarks, dated October 3, 1988, as amended February 14, 1988, between ARCO and the Registrant.**
10.25(b) --   Assignment of Foreign Trademarks, dated October 24, 1990,
              between ARCO and the Registrant.***
10.26    --   Assignment of Patents and Patent Applications, dated December 27,
              1988, between ARCO and the Registrant.**
10.27    --   Assignment of Technology Agreement, dated July 1, 1988, as amended, between ARCO and the Registrant.**
10.28    --   Trademark License Agreement, dated October 7, 1988 between, ARCO and the Registrant.**
10.29    --   Trademark License Agreement Amendment, dated October 7, 1991, between ARCO and the Registrant.****
10.30    --   Symbol Agreement dated July 1, 1988 between ARCO and the
              Registrant.**
10.31    --   Joint Pipeline Use Agreement, dated July 1, 1987, between ARCO
              Chemical Company and the Registrant.*
10.32    --   MTBE Purchase, Transportation & Storage Agreement, dated July 1,
              1987, between ARCO Chemical Company and the Registrant.*
10.33(a) --   Isobutylene Purchase and MTBE Tolling Agreement, dated July 1,
              1987 and amended May 2, 1988, between the Registrant and ARCO
              Chemical Company.*
10.33(b) --   Amendment No. 1 to Isobutylene Purchase and MTBE Tolling
              Agreement.*****
10.34    --   LYONDELL-CITGO Refining Company Ltd. $100,000,000 Credit
              Agreement dated as of July 1, 1993.
10.35    --   Lyondell Petrochemical Company $400,000,000 Credit Agreement
              dated as of December 6, 1993
22 --   Subsidiaries of the Registrant.
24 --   Consent of Coopers & Lybrand.
25 --   Powers of Attorney


* Filed as an exhibit to Registrant's Registration Statement on Form S-1 (No. 33-25407) and incorporated herein by reference.
** Filed as an exhibit to Registrant's Annual Report on Form 10-K Report for the year ended December 31, 1989 and incorporated herein by reference.
*** Filed as an exhibit to Registrant's Annual Report on Form 10-K Report for the year ended December 31, 1990 and incorporated herein by reference.
**** Filed as an exhibit to Registrant's Annual Report on Form 10-K Report for the year ended December, 31, 1991 and incorporated herein by reference.
***** Filed as an exhibit to Registrant's Annual Report on Form 10-K Report for the year ended December 31, 1992 and incorporated herein by reference.
****** Filed as an exhibit to Registrant's Form 8-K dated as of July 1, 1993 and incorporated herein by reference.

(b)  Consolidated Financial Statements and Financial Statement Schedules

   (1)  Consolidated Financial Statements

        Consolidated Financial Statements and Financial Statement Schedules filed as part of this Annual Report on Form 10-K are listed in the Index to Consolidated Financial Statements and Financial Statement Schedules on page 34.

   (2)  Financial Statement Schedules

        For years ended 1993, 1992, and 1991.

        V.  --    Property, Plant and Equipment.
        VI. --    Accumulated Depreciation and Amortization of Property, Plant
                  and Equipment.
        IX. --    Short-Term Borrowings
        X.  --    Supplementary Income Statement Information

All other schedules are omitted because they are not applicable or the required information is contained in the Financial Statements or notes thereto.

Copies of exhibits will be furnished upon prepayment of 25 cents per page. Requests should be addressed to the Secretary.

(c)  Reports on Form 8-K:

No Current Reports on Form 8-K were filed during the quarter ended December 31, 1993 or thereafter through March 16, 1994.

                                  SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        LYONDELL PETROCHEMICAL COMPANY

                               By:              BOB G. GOWER
                                  -------------------------------------------
                                                Bob G. Gower
                                   President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              SIGNATURE                                       TITLE                                   DATE
              ---------                                       -----                                   ----
           MIKE R. BOWLIN *                         Chairman of the Board and                     March 16, 1994
     -----------------------------                  Director
           (Mike R. Bowlin)


            BOB G. GOWER                            President, Chief Executive Officer            March 16, 1994
     -----------------------------                  and Director
   (Bob G. Gower, Principal Executive Officer)



         WILLIAM T. BUTLER*                         Director                                      March 16, 1994
     -----------------------------
        (William T. Butler)


        ALLAN L. COMSTOCK*                          Director                                      March 16, 1994
     -----------------------------
       (Allan L. Comstock)


        TERRY G. DALLAS*                            Director                                      March 16, 1994
     -----------------------------
       (Terry G. Dallas)


      STEPHEN F. HINCHLIFFE, JR.*                   Director                                      March 16, 1994
     -----------------------------
     (Stephen F. Hinchliffe, Jr.)


        DUDLEY C. MECUM II*                         Director                                      March 16, 1994
     -----------------------------
       (Dudley C. Mecum II)


         WILLIAM C. RUSNACK*                        Director                                      March 16, 1994
     -----------------------------
        (William C. Rusnack)


           DAN F. SMITH                             Director                                      March 16, 1994
     -----------------------------
          (Dan F. Smith)


              SIGNATURE                                       TITLE                                   DATE
              ---------                                       -----                                   ----
              PAUL R. STALEY*                       Director                                      March 16, 1994
      -------------------------------
             (Paul R. Staley)

           WILLIAM E. WADE, JR.*                    Director                                      March 16, 1994
      -------------------------------
          (William E. Wade, Jr.)


            RUSSELL S. YOUNG                        Senior Vice President, Chief                  March 16, 1994
      -------------------------------               Financial Officer and Treasurer
(Russell S. Young, Principal Financial Officer)


               JOSEPH M. PUTZ                       Vice President and Controller                 March 16, 1994
      -------------------------------
(Joseph M. Putz, Principal Accounting Officer)


*By:           BOB G. GOWER                                                                       March 16, 1994
      -------------------------------
    (Bob G. Gower, as Attorney-in-fact)

                                   SCHEDULE V

                        LYONDELL PETROCHEMICAL COMPANY

                          PROPERTY, PLANT AND EQUIPMENT

                              MILLIONS OF DOLLARS


       (Column A)                  (Column B)   (Column C) (Column D)   (Column E)      (Column F)
                                   Balance at                              Other        Balance at
                                   Beginning    Additions  Retirements    Changes           End
Year     Classification            of Period     at Cost     or Sales    Add (Deduct)    of Period
         --------------            ---------     -------     --------    ------------    ---------
1993  Manufacturing facilities
       and equipment                 $2,441      $  85         $  1         $  (9)         $2,516
      Land                               26         --           --            --              26
      Leased assets and
       improvements                       3         --           --            --               3
                                    -------     ------       ------        ------          ------
                                     $2,470      $  85         $  1         $  (9)         $2,545
                                    =======     ======       ======        ======          ======

1992  Manufacturing facilities
       and equipment                 $1,838      $  97         $  2         $ 508          $2,441
      Land                               26         --           --            --              26
      Leased assets and
       improvements                     512         --           --          (509)              3
                                    -------     ------       ------        ------          ------
                                     $2,376      $  97         $  2         $  (1)         $2,470
                                    =======     ======       ======        ======          ======

1991  Manufacturing facilities
       and equipment                 $1,799      $  42         $  2         $  (1)         $1,838
      Land                               25          1           --            --              26
      Leased assets and
       improvements                     512         --           --            --             512
                                    -------     ------       ------        ------          ------
                                     $2,336      $  43         $  2         $  (1)         $2,376
                                    =======     ======       ======        ======          ======

                                  SCHEDULE VI

                         LYONDELL PETROCHEMICAL COMPANY

                  ACCUMULATED DEPRECIATION AND AMORTIZATION OF
                          PROPERTY, PLANT AND EQUIPMENT

                              MILLIONS OF DOLLARS


        (Column A)                 (Column B)   (Column C)  (Column D)   (Column E)      (Column F)
                                   Balance at   Additions                   Other        Balance at
                                   Beginning    Charged to  Retirements    Changes           End
Year     Classification            of Period       P&L       or Sales    Add (Deduct)    of Period
- ----     --------------            ---------     -------     --------    ------------    ---------
1993  Manufacturing facilities
       and equipment                 $1,844      $  44         $  1         $  --          $1,887
      Leased assets and
       improvements                       3         --           --            --               3
                                    -------     ------       ------        ------          ------
                                     $1,847      $  44         $  1         $  --          $1,890
                                    =======     ======       ======        ======          ======

1992  Manufacturing facilities
       and equipment                 $1,314      $  40         $  1         $ 491          $1,844
      Leased assets and
       improvements                     493         --           --          (490)              3
                                    -------     ------       ------        ------          ------
                                     $1,807      $  40         $  1         $   1          $1,847
                                    =======     ======       ======        ======          ======

1991  Manufacturing facilities
       and equipment                 $1,276      $  40         $  2         $  --          $1,314
      Leased assets and
       improvements                     492          1           --            --             493
                                    -------     ------       ------        ------          ------
                                     $1,768      $  41         $  2         $  --          $1,807
                                    =======     ======       ======        ======          ======

                                  SCHEDULE IX

                         LYONDELL PETROCHEMICAL COMPANY

                              SHORT-TERM BORROWINGS

                              MILLIONS OF DOLLARS


                 (Column A)           (Column B)        (Column C)       (Column D)         (Column E)      (Column F)
                                                         Weighted
                                                         Average                                             Weighted
                                                      Interest Rate        Maximum           Average         Average
                                                       of Amounts          Amount            Amount          Interest
                                      Balance at       Outstanding       Outstanding       Outstanding         Rate
           Category of Aggregate         End             at End            at any          During the        During the
Year       Short-Term Borrowings      of Period        of Period          Month End        Period (a)        Period (b)
- ----       ---------------------    -----------       --------------     -----------     -------------     ------------
1993       Short-term bank loan          --                 --%             10.0              2.3               3.6%
           Financial institutions       4.0                3.4%              6.0              1.3               3.4%

1992       Short-term bank loan          --                 --%               --               --                --%
           Financial institutions        --                 --%               --               --                --%

1991       Short-term bank loan          --                 --%               --               --                --%
           Financial institutions        --                 --%               --               --                --%




(a) Total of daily outstanding principal divided by the actual number of days in the period (365 days).


(b) Actual interest expense on short-term borrowing divided by the average amount outstanding during the period, based upon a 365-day year.

                                   SCHEDULE X

                         LYONDELL PETROCHEMICAL COMPANY

                   SUPPLEMENTARY INCOME STATEMENT INFORMATION

                              MILLIONS OF DOLLARS


                            (Column A)                                  (Column B)

                                                                          Amount
                                                                         Charged
                                                                         to Costs
  Year                     Description                                 and Expenses
  ----                     -----------                                 ------------
  1993               Maintenance and Repairs (a)                           $ 101
                     Taxes (other than income)(b)                          $  55

  1992               Maintenance and Repairs                               $ 109
                     Taxes (other than income)(b)                          $  56

  1991               Maintenance and Repairs                               $  92
                     Taxes (other than income)(b)                          $  54


(a) Includes amortization of deferred turnaround costs. See Note 4 of Notes to Consolidated Financial Statements.


(b) Includes property, superfund and other taxes.

                                EXHIBIT INDEX


  No.                        Name                                 Page
- -----                     ---------                              ------
10.1          Amended and Restated Annual Incentive Plan
10.15(b)      Dispute Resolution Agreement
10.34         Lyondell Petrochemical Company
              $400,000,000 Credit Agreement
10.35         LYONDELL-CITGO Refinery Company Ltd.
              $100,000,000 Credit Agreement
22            Subsidiaries
24            Consult of Coopers & Lybrand
25            Power of Attorney