Form 10-Q
period 1994-03-31
LYONDELL PETROCHEMICAL CO
filed 1994-05-05
CIK 842635

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1994.

                                       OR

[_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ......... TO ..........

COMMISSION FILE NUMBER 1-10145

                               ----------------

                         LYONDELL PETROCHEMICAL COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               ----------------

                DELAWARE                               95-4160558
    (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)


    1221 MCKINNEY STREET, SUITE 1600                      77010
             HOUSTON, TEXAS                            (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
                OFFICES)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 713-652-7200

                               ----------------

                                 NOT APPLICABLE
   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORT), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO

  NUMBER OF SHARES OF COMMON STOCK, $1.00 PAR VALUE, OUTSTANDING AS OF MARCH 31, 1994: 80,000,000.

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                        PART I.   FINANCIAL INFORMATION

                        LYONDELL PETROCHEMICAL COMPANY

                 CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                       CONSOLIDATED STATEMENT OF INCOME

                                                                     For the three months
                                                                        ended March 31
                                                                  ---------------------------
Millions of dollars except per share amounts                         1994              1993
- - --------------------------------------------                      ---------          --------
Sales and other operating revenues:
     Unrelated parties                                              $   755           $   996
     Related parties                                                     69                69
                                                                  ---------          --------
                                                                        824             1,065
Operating costs and expenses:
     Cost of sales:
         Unrelated parties                                              682               963
         Related parties                                                 54                66
     Selling, general and administrative expenses                        34                29
                                                                  ---------          --------
                                                                        770             1,058
                                                                  ---------          --------
     Operating income                                                    54                 7

Interest expense                                                        (18)              (18)
Interest income                                                           1                 1
Minority interest in LYONDELL-CITGO Refining Company Ltd.                (3)                -
                                                                  ---------          --------

     Income (loss) before income taxes and cumulative effect
         of accounting changes                                           34               (10)

Income tax provision (benefit)                                           12                (2)
                                                                  ---------          --------
     Income (loss) before cumulative effect of accounting changes        22                (8)

Cumulative effect on prior years of accounting changes                    -                22
                                                                  ---------          --------
     Net income                                                     $    22           $    14
                                                                  =========          ========

Earnings (loss) per share:
     Income (loss) before cumulative effect of accounting changes   $  0.27              (.09)
     Cumulative effect on prior years of accounting changes               -              0.27
                                                                  ---------          --------
     Net income                                                     $  0.27           $  0.18
                                                                  ---------          --------


                See notes to consolidated financial statements.

                        LYONDELL PETROCHEMICAL COMPANY

                          CONSOLIDATED BALANCE SHEET


                                                       March 31    December 31
Millions of dollars                                      1994          1993
- - -------------------                                  -----------   -----------
ASSETS
Current assets:
   Cash and cash equivalents                            $   35       $   40
   Restricted cash (Note 3)                                 46           73
   Short-term investments                                   22            6
   Accounts receivable:
      Trade                                                213          179
      Related parties                                       26           25
   Inventories                                             190          191
   Prepaid expenses and other current assets                12            9
                                                     -----------    -----------
      Total current assets                                 544          523
                                                     -----------    -----------
Fixed assets:
   Property, plant and equipment                         2,577        2,545
   Less accumulated depreciation and amortization        1,901        1,890
                                                     -----------    -----------
                                                           676          655
Deferred charges and other assets                           50           53
                                                     -----------    -----------
Total assets                                            $1,270       $1,231
                                                     ===========    ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable:
      Trade                                             $  230       $  203
      Related parties                                        3            4
   Notes payable                                             2            4
   Current maturities of long-term debt                      5            8
   Other accrued liabilities                                75           80
                                                     -----------    -----------
      Total current liabilities                            315          299
                                                     -----------    -----------
Long-term debt                                             717          717
Other liabilities and deferred credits                      83           78
Deferred income taxes                                      102          101
Commitments and contingencies (Note 6)
Minority interest                                          137          124
Stockholders' equity (deficit):
   Common stock, $1 par value, 250,000,000 shares
       authorized, 80,000,000 issued and outstanding        80           80
   Additional paid-in capital                              158          158
   Accumulated deficit                                    (322)        (326)
                                                     -----------    -----------
      Total stockholders' deficit                          (84)         (88)
                                                     -----------    -----------
Total liabilities and stockholders' deficit             $1,270       $1,231
                                                     ===========    ===========

               See notes to consolidated financial statements.

                        LYONDELL PETROCHEMICAL COMPANY

                     CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                  For the three months ended
                                                                           March 31
                                                                  --------------------------
Millions of dollars                                                  1994            1993
                                                                  ----------      ----------
 Cash flows from operating activities:
   Net income                                                         $  22          $  14
   Adjustments to reconcile net income  to net
       cash provided by operating activities:
      Cumulative effect of accounting changes, net of tax                 -            (22)
      Depreciation and amortization                                      15             14
      Deferred taxes                                                      3              -
      Net change in accounts receivable, inventories
           and accounts payable                                          (8)            18
      Net change in other working capital accounts                      (10)           (22)
      Minority interest                                                   3              -
      Other                                                               4              7
                                                                  ----------      ----------
         Net cash provided by operating activities                       29              9
                                                                  ----------      ----------
Cash flows from investing activities:
   Minority owner contribution                                           10              -
   Additions to fixed assets                                            (32)           (15)
   Purchases of short-term investments                                  (19)             -
   Proceeds from sales of short-term investments                          3             13
                                                                  ----------      ----------
         Net cash used in investing activities                          (38)            (2)
                                                                  ----------      ----------
Cash flows from financing activities:
   Proceeds from short-term debt                                         15              -
   Repayments of short-term debt                                        (17)             -
   Repayments of long-term debt                                          (3)           (19)
   Dividends paid                                                       (18)           (36)
                                                                  ----------      ----------
         Net cash used in financing activities                          (23)           (55)
                                                                  ----------      ----------
Decrease in cash, restricted cash and cash equivalents                  (32)           (48)
Cash, restricted cash and cash equivalents at beginning of period       113            108
                                                                  ----------      ----------
Cash, restricted cash and cash equivalents at end of period            $ 81          $  60
                                                                  ==========      ==========


                See notes to consolidated financial statements.

                         LYONDELL PETROCHEMICAL COMPANY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED



1.  BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 1993 included in the Lyondell Petrochemical Company (Company) 1993 Annual Report and the Annual Report on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Certain amounts from prior periods have been reclassified to conform to current period presentation.

2.  ACCOUNTING CHANGE

In May 1993 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (Statement). The Company adopted the provisions of the Statement for investments held as of or acquired after January 1, 1994. In accordance with the Statement, prior period financial statements have not been restated to reflect the change in accounting principle. The effect of adopting the Statement did not have a material impact on income for the three month period ended March 31, 1994.

In the first quarter of 1993, effective January 1, 1993, the Company changed its method of accounting for the cost of repairs and maintenance incurred in connection with turnarounds of major units at its manufacturing facilities. Under the new method, turnaround costs exceeding $5 million are deferred and amortized on a straight-line basis until the next planned turnaround, generally four to six years. In prior years, all turnaround costs were expensed as incurred. The Company believes that the new method of accounting is preferable in that it provides for a better matching of turnaround costs with future product revenues. The cumulative effect of this accounting change for years prior to 1993 resulted in a benefit of $33 million ($22 million or $0.27 per share after income taxes), and was included in first quarter 1993 income.

3.  RESTRICTED CASH

As of March 31, 1994 and December 31, 1993, $46 million and $73 million, respectively, was restricted for use in connection with LYONDELL-CITGO Refining Company Ltd. (LCR) capital projects, including the Refinery upgrade project, and other expenditures as determined by the LCR owners. (See Note 4 for discussion of additional restricted funds.)

4.  SHORT-TERM INVESTMENTS

As of March 31, 1994, the Company held $10 million and $12 million of U.S. corporate securities and other debt securities, respectively. As of January 1, 1994, the Company held approximately $3 million each of U.S. corporate securities and other debt securities. As of March 31, 1994 and January 1, 1994, the cost of securities held approximated their estimated fair value and were classified as available-for-sale.

The Company realized no gains or losses on sales of securities during the three-month period ended March 31, 1994. All securities held by the Company as of March 31, 1994 have contractual maturities of less than one year. At March 31, 1994 and December 31, 1993, in addition to restricted cash, all short-term investments were restricted for use in connection with LCR capital projects, including the Refinery upgrade project, and other expenditures as determined by the LCR owners.

5.    INVENTORIES

The categories of inventory and their book values at March 31, 1994 and December 31, 1993 were:

MILLIONS OF DOLLARS       1994   1993
- - ------------------------  -----  -----
Crude oil                 $  59  $  68
Refined products             27     29
Petrochemicals               67     57
Materials and supplies       37     37
                          -----  -----
                          $ 190  $ 191
                          =====  =====

6.  COMMITMENTS AND CONTINGENCIES

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

Subject to the terms of the Cross-Indemnity Agreement, the Company is currently contributing funds to ARCO for the cleanup of two waste sites (French Ltd. and Brio, both of which are located near Houston, Texas) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) as amended and the Superfund Amendments and Reauthorization Act of 1986. The Company is also subject to certain assessment and remedial actions at the Refinery under the Resource Conservation and Recovery Act (RCRA). In addition, the Company has negotiated an order with the Texas Natural Resource Conservation Commission (TNRCC), formerly the Texas Water Commission, for assessment and remediation of groundwater and soil contamination at the Refinery.

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

7.  DIVIDENDS

On March 15, 1994, the Company paid a regular quarterly dividend of $0.225 per share to stockholders of record on February 18, 1994. Additionally, on May 4, 1994, the Board of Directors declared a regular quarterly dividend of $0.225 per share of common stock, payable June 15, 1994 to stockholders of record on May 20, 1994.

8.  EARNINGS PER SHARE

Earnings per share for all periods presented are computed based on the weighted average number of shares outstanding for the periods, which was 80,000,000 shares.

9.  SUBSEQUENT EVENT

On May 5, 1994, Lyondell filed a Registration Statement on Form S-3 under the Securities Exchange Act of 1933 relating to 39,921,400 shares of Lyondell common stock held by ARCO (representing approximately 49.9% of the 80,000,000 shares of Lyondell common stock outstanding as of that date). Also on May 5, 1994, ARCO filed a Registration Statement on Form S-3 relating to the issuance of debt securities (Exchangeable Notes) exchangeable upon maturity, at ARCO's option, into Lyondell common stock or cash. If the Exchangeable Notes offering is consummated, ARCO intends to cause the ARCO officers who currently serve on the Lyondell Board of Directors to resign; however, ARCO has not limited its right to nominate and vote for candidates for Lyondell's Board of Directors. In addition, if the offering is consummated, ARCO has advised Lyondell that ARCO generally intends to vote its shares in proportion to the votes of the non-ARCO stockholders, except under certain limited circumstances. However, there can be no assurances that the Exchangeable Notes will be issued. ARCO has further stated that even if the Exchangeable Notes offering is not consummated, ARCO's management intends to continuously review all aspects of its investment in Lyondell. The implementation of any transaction relating to ARCO's investment in Lyondell's common stock will depend upon the market price of Lyondell common stock, conditions in the securities markets generally, prospects for ARCO's own business, the approval of ARCO's Board of Directors, and other future developments.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


GENERAL

On July 1, 1993, the Company and CITGO Petroleum Corporation (CITGO) announced the commencement of operations of LYONDELL-CITGO Refining Company Ltd. (LCR), a new entity owned by subsidiaries of the Company and CITGO. LCR owns and operates the refining business formerly owned by the Company, including the full-conversion refinery (Refinery). LCR is undertaking a major upgrade project at the Refinery to enable the facility to process substantial additional volumes of very heavy crude oil. CITGO is providing a major portion of the funds for the upgrade project and has provided in excess of $100 million for funding other capital projects.

The cost of the upgrade project, based on preliminary engineering, was initially estimated to be approximately $800 million. Preliminary engineering, or "scoping quality" estimates, are generally regarded as valid within a range of plus or minus 30 percent of the ultimate installed costs, assuming no significant changes to the scope of a project. Definitive engineering for the upgrade project is still in progress and design enhancements have been made to the project scope. LCR's management expects the next cost estimate for the project (which may be available in the second quarter of 1994) to be higher than $800 million, although not in excess of the range of the original estimate.

On July 1, 1993, LCR entered into a long-term crude oil supply contract (Crude Supply Contract) with LAGOVEN, S.A., an affiliate of CITGO. In addition, under terms of a long-term product sales agreement (Products Agreement), CITGO is purchasing a substantial portion of the refined products produced at the Refinery. Both LAGOVEN and CITGO are subsidiaries of Petroleos de Venezuela, S.A., the national oil company of Venezuela.

Prior to commencement of LCR operations on July 1, 1993, the petrochemical and refining operations of the Company were considered to be a single segment due to the integrated nature of their operations. However, these operations are now considered to be separate segments due to the formation of LCR and the related separate management and operations of that entity.

The petrochemical segment consists of olefins, including ethylene, propylene, butadiene, butylenes and specialty products; polyolefins, including polypropylene and low density polyethylene; aromatics produced at the Channelview Complex, including benzene and toluene; methanol and refinery blending stocks.

The refining segment consists of refined petroleum products, including gasoline, heating oil and jet fuel; aromatics produced at the Refinery, including benzene, toluene, paraxylene and orthoxylene; lubricants; olefins feedstocks and crude oil resales. Crude oil resales amounted to $61 million and $127 million for the three-month periods ended March 31, 1994 and 1993, respectively. The following table sets forth the Company's major product volumes sold for the periods indicated.


                                                     THREE MONTHS ENDED
                                                          MARCH 31
                                                ---------------------------
                                                    1994            1993
                                                   -----           -----
SELECTED PETROCHEMICAL
 PRODUCTS (MILLIONS)
(EXCLUDING INTERSEGMENT
 SALES):
Ethylene, propylene and
 polyolefins (lbs.)                                1,503           1,307
Other olefins (lbs.)                                 329             287
Methanol (gallons)                                    54              49
Aromatics (gallons)                                   36              28

REFINED PRODUCTS (THOUSAND
 BARRELS PER DAY)
(EXCLUDING INTERSEGMENT
 SALES):
Gasoline                                             112             140
Heating oil (no. 2
 distillate)                                          50              64
Jet fuel                                              24              39
Aromatics                                              9              11
Other refined products                                44              42
                                                  ------          ------
Total refined products
 volumes                                             239             296
                                                  ======          ======

Summarized below is the segment data for the Company which includes certain pro forma adjustments necessary to present the petrochemical and refining operations as individual segments for periods prior to the commencement of LCR operations on July 1, 1993. These adjustments relate principally to allocations of costs and expenses between the two segments and are based on current agreements between the Company and LCR. The refining segment is primarily composed of LCR operations. Intersegment sales between petrochemical and refining segments include olefins feedstocks produced at the Refinery and gasoline blending stocks produced at the Channelview Complex and were made at prices that are based on current market values.

                                                            Three months ended
                                                                 March 31
                                                          ------------------------
(Millions of dollars)                                        1994          1993
- - ---------------------                                        ----          ----
Sales and other operating revenues:
   Petrochemical segment                                   $   384       $   390
   Refining segment                                            535           814
   Intersegment sales                                          (95)         (139)
                                                           -------       -------
                                                           $   824       $ 1,065
                                                           -------       -------
Cost of sales:
   Petrochemical segment                                   $   335       $   369
   Refining segment                                            496           799
   Intersegment sales                                          (95)         (139)
                                                           -------       -------
                                                           $   736       $ 1,029
                                                           -------       -------
Selling, general and
 administrative expense:
   Petrochemical segment                                   $    10       $     9
   Refining segment                                             13            10
   Unallocated                                                  11            10
                                                           -------       -------
                                                           $    34       $    29
                                                           -------       -------

                                                            Three months ended
                                                                 March 31
                                                          ------------------------
(Millions of dollars)                                        1994          1993
- - ---------------------                                        ----          ----
Operating income:
  Petrochemical segment                                    $   39        $   12
  Refining segment                                             26             5
  Unallocated                                                 (11)          (10)
                                                           ------        ------
                                                           $   54        $    7
                                                           ------        ------

Summarized below are intersegment sales
 for the two segments.

                                                            Three months ended
                                                                 March 31
                                                          ------------------------
(Millions of dollars)                                        1994          1993
- - ---------------------                                        ----          ----
Petrochemical segment                                      $   44        $   66
Refining segment                                               51            73
                                                           ------        ------
                                                           $   95        $  139
                                                           ------        ------

Results of Operations


Overview

Net income for the first quarter of 1994 was $22 million or $0.27 per share compared to a net income of $14 million or $0.18 per share for the first quarter of 1993. First quarter 1993 earnings included a $22 million favorable adjustment for the cumulative effect, for prior periods, associated with a change in accounting for major maintenance turnarounds. Excluding the effect of this accounting change, earnings improved $30 million during the first quarter of 1994 compared to the first quarter of 1993. This improvement was primarily due to higher margins for refined products and certain petrochemical products and higher ethylene sales volumes.

Net income was $8 million higher for the first quarter of 1994 compared to the fourth quarter of 1993. This increase was primarily due to higher ethylene sales volumes and higher petrochemical margins. Partially offsetting these improvements was the absence during the current period of net favorable adjustments of $4 million recorded in the earlier period consisting of a contract amendment and LIFO inventory adjustments, partially offset by increases in the environmental reserve.


Petrochemical Segment

Revenues Sales and other operating revenues for the first quarter of 1994 were essentially unchanged from period to period at $384 million compared to $390 million for the first quarter of 1993. Increases in sales volumes, particularly in olefins, were offset by lower sales prices.

Cost of Sales Cost of sales was $335 million in the first quarter of 1994 compared to $369 million in the first quarter of 1993, a decrease of $34 million. This decrease was primarily due to lower feedstock prices, reflecting generally lower crude oil costs.

Operating Income   Operating income for the first quarter of 1994 was $39
million compared to $12 million in the first quarter of 1993. The $27 million increase was primarily due to higher ethylene sales volumes and higher margins for certain petrochemical products. Ethylene and other olefins sales volumes were higher in part due to increased demand driven by improvement in the overall U.S. economy, particularly in the automotive and construction sectors. Improved ethylene margins resulted primarily from lower feedstock costs which more than offset lower ethylene sales prices. Methanol sales margins and volumes were substantially above the earlier period. Methanol margins were higher due to higher sales prices, which more than offset higher feedstock costs.

Operating income for the first quarter of 1994 compared to the fourth quarter of 1993 increased $6 million. The increase was primarily due to higher ethylene sales volumes and higher margins for petrochemical products. These improvements were partially offset by the absence during the current period of net favorable adjustments amounting to $11 million (before tax) recorded in the earlier period for the contract amendment and for LIFO inventory adjustments. Higher ethylene and other olefins sales volumes resulted from the increase in demand caused in part by the improvement in certain sectors of the U.S. economy. Margins for methanol and polymers increased primarily due to higher sales prices.


Refining Segment

Revenues Sales and other operating revenues for the first quarter of 1994 were $535 million compared to $814 million for the first quarter of 1993. The $279 million decrease was primarily due to lower resale volumes of purchased light products, lower crude oil resales and lower sales prices for refined products. The purchase and resale activity for light refined products conducted for logistic and other reasons declined during the current period as a result of the Products Agreement. Effective with the beginning of LCR operations on July 1, 1993, a majority of the refined products produced at the Refinery is sold to CITGO under the Products Agreement. Crude oil resale volumes were lower due to reduced logistical purchases required to meet refinery feedstock requirements, a significant percentage of which are satisfied by Venezuelan crude oil purchased under the Crude Supply Contract. Refined products sales prices were lower primarily due to lower industry crude oil prices.

Cost of Sales Cost of sales was $496 million in the first quarter of 1994, a decrease of $303 million compared to the first quarter of 1993. This decrease was primarily due to lower volume purchases of light refined products and crude oil and to lower crude oil prices. Purchases of light refined products declined because of the reduction in resale activity. Crude oil purchases were lower primarily due to the reduced need for logistical purchases required to meet refinery feedstock requirements. Lower crude oil prices were due to generally lower industry crude oil prices and to the processing of higher volumes of lower priced Venezuelan crude oil.

Selling, General and Administrative Expenses Selling, general and administrative expenses were $13 million in the first quarter of 1994, an increase of $3 million compared to the first quarter of 1993. Contributing to this increase were higher expenses associated with the ongoing operations of LCR commencing on July 1, 1993.

Operating Income Operating income for the first quarter of 1994 was $26 million compared to $5 million for the first quarter of 1993. The $21 million increase was primarily due to improved refined products margins. Lower period costs were offset by higher selling, general and administrative expenses. Refined products margins were higher due to processing higher volumes of Venezuelan crude oil purchased under the Crude Supply Contract and to lower industry crude oil prices, which together more than offset lower refined products sales prices.

Operating income for the first quarter of 1994 was higher by $3 million compared to the fourth quarter of 1993. Refining results benefited from higher Venezuelan crude oil volumes and higher industry margins; however, this improvement was offset by the early January 1994 downtime on two major refining units for completion of maintenance which began in late December 1993. Additionally, lubricants and aromatics showed strong sales improvements in the first quarter of 1994 compared to the fourth quarter of 1993.

Unallocated and Headquarters

Minority Interest in LYONDELL-CITGO Refining Company Ltd. Minority interest was $3 million in the first quarter of 1994, representing CITGO's allocation of LCR's income. LCR began operations on July 1, 1993.

Income Tax The effective income tax rate during the first quarter of 1994 from continuing operations was 35 percent compared to 24 percent (tax benefit) for the first quarter of 1993. The tax benefit in the first quarter of 1993 was reduced by a charge to state deferred taxes related to Texas franchise taxes.


Financial Condition

Cash flow from operations for the first quarter of 1994 was $29 million which was net of the annual property tax payments of $28 million. Cash flows associated with investing activities during the first quarter of 1994 included capital expenditures of $32 million, of which $12 million was for environmentally related projects and $10 million was for the upgrade project at the Refinery. CITGO, the minority owner of LCR, contributed $10 million to LCR for the upgrade project. Cash flows associated with financing activities during the first three months of 1994 included $18 million of dividend payments and net $5 million for debt repayments. On May 4, 1994, the Board of Directors declared a regular quarterly dividend in the amount of $0.225 per share of common stock, payable June 15, 1994 to stockholders of record on May 20, 1994.


Current Business Outlook

Lyondell's first quarter 1994 results reflect an improved business environment for both petrochemicals and refining, as well as actions that were taken over the prior year to strengthen the Company. Those actions included the formation of LCR, a significant reduction in capital expenditures from the budgeted amount, implementation of a cost reduction program and the reduction of regular quarterly dividends from $0.45 per share to $0.225 per share beginning with the dividend paid in the third quarter of 1993. Profitability and cash flows for the petrochemical and refining businesses are affected by market conditions, feedstock cost volatility, capital expenditures required to meet increasing environmental standards, repair and maintenance costs, and downtime of production units due to turnarounds. Turnarounds on major units can have significant financial impact due to the repair and maintenance costs incurred as well as the associated loss of production, resulting in lower profitability during the period of the turnaround. The methanol unit at the Channelview Complex is currently expected to be shut down for maintenance for approximately six weeks within the next few quarters. In addition, turnarounds on the coker and one of the major crude distillation units at the Refinery currently are scheduled during late 1994; however, the timing of such turnarounds may be accelerated or delayed because of numerous factors, some of which are beyond the Company's control. During these Refinery turnarounds, work will be completed to "tie-in" the crude distillation unit to the upgrade project, thereby preventing or reducing downtime of the unit that otherwise would be necessary at the completion of the upgrade project.

Management believes that the low costs and operating flexibility of its petrochemical business, as well as its large production capacity, position it to capture higher cash flows if the petrochemical cycle continues to improve. In the first quarter of 1994, the domestic olefins industry operated at close to maximum available capacity. However, additional capacity scheduled to come on-stream in 1994 and rising feedstock prices may negatively affect future operating rates and margins. Management believes the Company has significantly improved the outlook for its refining business by forming LCR which has entered into the Crude Supply Contract and Products Agreement. These arrangements are designed to diminish the impact of market volatility and stabilize cash flow at attractive levels relative to historic performance, although the remaining portion of LCR's crude oil volume continues to be sensitive to market conditions.

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


Recent Developments

On May 5, 1994, Lyondell filed a Registration Statement on Form S-3 under the Securities Exchange Act of 1933 relating to 39,921,400 shares of Lyondell common stock held by ARCO (representing approximately 49.9% of the 80,000,000 shares of Lyondell common stock outstanding as of that date). Also on May 5, 1994, ARCO filed a Registration Statement on Form S-3 relating to the issuance of debt securities (Exchangeable Notes) exchangeable upon maturity, at ARCO's option,
into Lyondell common stock or cash.   If the Exchangeable Notes offering is
consummated, ARCO intends to cause the ARCO officers who currently serve on the Lyondell Board of Directors to resign; however, ARCO has not limited its right to nominate and vote for candidates for Lyondell's Board of Directors. In addition, if the offering is consummated, ARCO has advised Lyondell that ARCO generally intends to vote its shares in proportion to the votes of the non-ARCO stockholders, except under certain limited circumstances. However, there can be no assurances that the Exchangeable Notes will be issued. ARCO has further stated that even if the Exchangeable Notes offering is not consummated, ARCO's management intends to continuously review all aspects of its investment in Lyondell. The implementation of any transaction relating to ARCO's investment in Lyondell's common stock will depend upon the market price of Lyondell common stock, conditions in the securities markets generally, prospects for ARCO's own business, the approval of ARCO's Board of Directors, and other future developments.


                              ___________________

Management cautions against projecting any future results based on present or prior earnings levels because of the cyclical nature of the refining and petrochemical industries and uncertainties associated with the United States and worldwide economies and United States governmental regulatory actions.

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to the disclosure on Page 18 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (hereinafter referred to as the "1993 Form 10-K Report") regarding the City of Houston's lawsuit against the Company alleging violations of the Texas Clean Air Act and the Texas Administrative Code. The Company has reached a preliminary settlement agreement ("Preliminary Settlement Agreement") with the City of Houston and the TNRCC. Pursuant to the Preliminary Settlement Agreement, the Company has agreed to pay fines of $175,000 to each of the City of Houston and the TNRCC and has agreed to cover attorneys' fees of $50,000. In addition, LCR has committed to construct a larger flare as part of the Refinery upgrade project and to tie-in certain atmospheric relief valves. Lyondell will fund $1.5 million of the costs of these modifications, which is the current estimate of the costs of the tie-in to the flare system.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's annual meeting of stockholders was convened on May 5, 1994 and was adjourned. The meeting will be re-convened at a later date. Formal notice of the new date and supplemental proxy materials will be furnished to all stockholders of record.



Item 6. Exhibits and Reports on Form 8-K

      (a)  Exhibits:

           99.  Press Release dated May 5, 1994

      (b)  Reports on Form 8-K:

           No Current Reports on Form 8-K were filed since the date of the last report and through the date hereof.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            Lyondell Petrochemical Company

                                                     (Registrant)


Dated:  May 5, 1994                                 JOSEPH M. PUTZ
                                          ------------------------------
                                                     (Signature)
                                                   Joseph M. Putz
                                           Vice President and Controller
                                           (Duly Authorized Officer and
                                           Principal Accounting Officer)