Form 10-Q
period 1994-06-30
LYONDELL PETROCHEMICAL CO
filed 1994-07-27
CIK 842635

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

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1994.

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

  NUMBER OF SHARES OF COMMON STOCK, $1.00 PAR VALUE, OUTSTANDING AS OF JUNE 30, 1994: 80,000,000.

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

                        LYONDELL PETROCHEMICAL COMPANY

                 CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                        CONSOLIDATED STATEMENT OF INCOME


                                                           FOR THE THREE MONTHS                FOR THE SIX MONTHS
                                                              ENDED JUNE 30                       ENDED JUNE 30
                                                           --------------------                ------------------
MILLIONS OF DOLLARS EXCEPT PER SHARE AMOUNTS                1994          1993                  1994        1993
- - --------------------------------------------               ------        ------                ------      ------

Sales and other operating revenues:
  Unrelated parties                                          $818        $1,003                $1,573      $1,999
  Related parties                                              82            77                   151         146
                                                             ----        ------                ------      ------
                                                              900         1,080                 1,724       2,145

Operating costs and expenses:
  Cost of sales:
    Unrelated parties                                         727           970                 1,409       1,933
    Related parties                                            67            70                   121         136
  Selling, general and administrative expenses                 35            35                    69          64
                                                             ----        ------                ------      ------
                                                              829         1,075                 1,599       2,133
                                                             ----        ------                ------      ------
  Operating income                                             71             5                   125          12

Interest expense                                              (19)          (19)                  (37)        (37)
Interest  income                                                1            --                     2           1
Minority interest in LYONDELL-CITGO
  Refining Company Ltd.                                        (2)           --                    (5)         --
                                                             ----        ------                ------      ------

    Income (loss) before income taxes and cumulative
     effect of accounting changes                              51           (14)                   85         (24)

Provision (benefit) for income taxes                           19            (3)                   31          (5)
                                                             ----        ------                ------      ------
    Income (loss) before cumulative effect of
     accounting changes                                        32           (11)                   54         (19)

Cumulative effect on prior years of accounting changes         --            --                    --          22
                                                             ----        ------                ------      ------
Net income (loss)                                            $ 32        $  (11)               $   54      $    3
                                                             ====        ======                ======      ======
Earnings (loss) per share:
  Income (loss) before cumulative effect of
   accounting changes                                        $.40        $ (.14)               $  .68      $ (.23)
  Cumulative effect on prior years of accounting changes       --            --                    --         .27
                                                             ----        ------                ------      ------
    Net income (loss)                                        $.40        $ (.14)               $  .68      $  .04
                                                             ====        ======                ======      ======


                See notes to consolidated financial statements.

                        LYONDELL PETROCHEMICAL COMPANY

                          CONSOLIDATED BALANCE SHEET

Millions of dollars                                    June 30    December 31
                                                        1994         1993
- - -------------------                                    -------    -----------

ASSETS
Current assets:
    Cash and cash equivalents                          $    35      $     40
    Restricted cash and cash equivalents (Note 3)           45            73
    Short-term investments (Note 3)                         12             6
    Accounts receivable:
        Trade                                              220           179
        Related parties                                     32            25
    Inventories                                            184           191
    Prepaid expenses and other current assets               14             9
                                                       -------       -------
        Total current assets                               542           523
                                                       -------       -------
Fixed assets:
    Property, plant and equipment                        2,629         2,545
    Less accumulated depreciation and amortization       1,913         1,890
                                                       -------       -------
                                                           716           655
Deferred charges and other assets                           50            53
                                                       -------       -------
Total assets                                           $ 1,308       $ 1,231
                                                       =======       =======
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Accounts payable:
        Trade                                          $   249       $   203
        Related parties                                      2             4
    Notes payable                                            _             4
    Current maturities of long-term debt                    10             8
    Other accrued liabilities                               67            80
                                                       -------       -------
        Total current liabilities                          328           299
                                                       -------       -------
Long-term debt                                             707           717
Other liabilities and deferred credits                      86            78
Deferred income taxes                                      101           101
Commitments and contingencies (Note 6)
Minority interest                                          156           124
Stockholders' equity (deficit):
    Common stock, $1 par value, 250,000,000 shares
      authorized, 80,000,000 issued and outstanding         80            80
    Additional paid-in capital                             158           158
    Accumulated deficit                                   (308)         (326)
                                                       -------       -------
        Total stockholders' deficit                        (70)          (88)
                                                       -------       -------
Total liabilities and stockholders' deficit            $ 1,308       $ 1,231
                                                       =======       =======

                See notes to consolidated financial statements.

                         LYONDELL PETROCHEMICAL COMPANY

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                       FOR THE SIX MONTHS ENDED
MILLIONS OF DOLLARS                                            JUNE 30
- - -------------------                                    ------------------------
                                                           1994        1993
                                                         -------     -------
Cash flows from operating activities:
    Net income                                           $    54     $     3
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Cumulative effect of accounting changes, net
          of tax                                               _         (22)
        Depreciation and amortization                         29          28
        Deferred taxes                                         4           1
        Net change in accounts receivable, inventories
          and accounts payable                                (2)         34
        Net change in other working capital accounts         (22)        (17)
        Minority interest                                      5           _
        Other                                                  4          10
                                                         -------     -------
            Net cash provided by operating activities         72          37
                                                         -------     -------
Cash flows from investing activities:
    Minority owner contribution                               28           _
    Additions to fixed assets                                (79)        (28)
    Purchases of short-term investments                      (19)          _
    Proceeds from sales of short-term investments             13          13
                                                         -------     -------
        Net cash used in investing activities                (57)        (15)
                                                         -------     -------
Cash flows from financing activities:
    Net repayments of short-term debt                         (4)          _
    Repayments of long-term debt                              (8)        (29)
    Dividends paid                                           (36)        (72)
                                                         -------     -------
        Net cash used in financing activities                (48)       (101)
                                                         -------     -------
Decrease in cash, restricted cash and cash equivalents       (33)        (79)
Cash, restricted and cash equivalents at beginning of
  period                                                     113         108
                                                         -------     -------
Cash, restricted cash and cash equivalents at end of
  period                                                 $    80     $    29
                                                         =======     =======

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

2.  ACCOUNTING CHANGES

In May 1993 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (Statement). The Company adopted the provisions of the Statement for investments held as of or acquired after January 1, 1994. In accordance with the Statement, prior period financial statements have not been restated to reflect the change in accounting principle. The effect of adopting the Statement had no impact on income.

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

3.  RESTRICTED FUNDS

As of June 30, 1994 and December 31, 1993, cash in the amount of $45 million and $73 million, respectively, was restricted for use in connection with LYONDELL-CITGO Refining Company Ltd. (LCR) capital projects, including the Refinery upgrade project, and other expenditures as determined by the LCR owners. At June 30, 1994 and December 31, 1993, in addition to restricted cash, all short-term investments were restricted for use in connection with LCR capital projects, including the Refinery upgrade project, and other expenditures as determined by the LCR owners.

Presented below is a reconciliation of changes in restricted funds, including amounts classified as short-term investments, for the six-month period ended June 30, 1994:

       Restricted-cash, cash equivalents and
        short-term investments at December
        31, 1993.......................................     $79

       Minority owner investments:
         Contributions.................................      28
         Reinvestments.................................       6

       Additions to fixed assets:
         Refinery upgrade project......................     (28)
         Refining segment - other......................     (28)
                                                          -----

       Restricted - cash, cash equivalents
        and short-term investments at
        June 30, 1994..................................    $ 57
                                                          =====

4.  INVESTMENTS

As of June 30, 1994 the Company held approximately $84 million of investments in debt securities composed primarily of commercial paper, including $72 million classified as cash equivalents. As of January 1, 1994 the Company held approximately $70 million of investments in debt securities composed primarily of commercial paper, including $64 million classified as cash equivalents. The cost of securities held at June 30, 1994 and January 1, 1994 approximated their estimated fair value and were classified as available-for-sale.

The Company realized no gains or losses on sales of securities during the six-month period ended June 30, 1994. All securities held by the Company as of June 30, 1994 have remaining maturities of less than one year. At June 30, 1994 and December 31, 1993, in addition to restricted cash, all short-term investments were restricted for use in connection with LCR capital projects, including the Refinery upgrade project, and other expenditures as determined by the LCR owners.

5.    INVENTORIES

The categories of inventory and their book values at June 30, 1994 and December 31, 1993 were:

MILLIONS OF DOLLARS           1994   1993
- - -------------------          -----  -----
    Crude oil                 $  46  $  68
    Refined products             23     29
    Petrochemicals               75     57
    Materials and supplies       40     37
                              -----  -----
                              $ 184  $ 191
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

The Company has accrued $19 million related to future CERCLA, RCRA and TNRCC assessment and remediation costs, of which $2 million is included in current liabilities while the remaining amounts are expected to be incurred over the next three to seven years. However, it is possible that new information about the sites for which the reserve has been established, or future developments such as involvement in other CERCLA, RCRA, TNRCC or other comparable state law investigations, could require the Company to reassess its potential exposure related to environmental matters.

From April 1993 to June 1994, two process waste water streams at the Channelview Complex were not in compliance with applicable Benzene National Emissions Standards for Hazardous Air Pollutants (NESHAPS) regulations. After learning that these streams were not controlled in accordance with the Benzene NESHAPS regulations, Company employees determined that the streams did not create a discernible impact on health or safety and achieved compliance with the regulations. The Company estimates that it will incur approximately $1 million in capital costs in connection with these waste water streams to achieve on-going compliance with the Benzene NESHAPS regulations. The Company notified the TNRCC and the EPA that the two streams were not controlled in accordance with the Benzene NESHAPS regulations. On June 6, 1994, the Company received a Notice of Violation from the TNRCC regarding the two streams. In an initial enforcement conference the TNRCC has indicated that it intends to proceed with an administrative enforcement action, and the Company expects that the TNRCC will impose an administrative fine.

In the opinion of management, any liability arising from these matters will not have a material adverse effect on the consolidated financial condition of the Company, although the resolution in any reporting period of one or more of the matters discussed in this note could have a material impact on the Company's results of operations for that period.

7.  DIVIDENDS

On June 15, 1994, the Company paid a regular quarterly dividend of $0.225 per share to stockholders of record on May 20, 1994. Additionally, on July 22, 1994, the Board of Directors declared a regular quarterly dividend of $0.225 per share of common stock, payable September 15, 1994 to stockholders of record on August 12, 1994.

8.  EARNINGS PER SHARE

Earnings per share for all periods presented are computed based on the weighted average number of shares outstanding for the periods, which was 80,000,000 shares.

9.  CURRENT DEVELOPMENTS

On July 11, 1994, Lyondell filed Amendment No. 2 to its Registration Statement on Form S-3 under the Securities Exchange Act of 1933 relating to 39,921,400 shares of Lyondell common stock held by ARCO (representing approximately 49.9% of the 80,000,000 shares of Lyondell common stock outstanding as of that date). Also on July 11, 1994, ARCO filed Amendment No. 2 to its Registration Statement on Form S-3 relating to the issuance of debt securities (Exchangeable Notes) exchangeable upon maturity, at ARCO's option, into Lyondell common stock or
cash.   If the Exchangeable Notes offering is consummated, ARCO has informed the
Company that it intends to cause the ARCO officers who currently serve on the Lyondell Board of Directors to resign; however, ARCO has not limited its right to nominate and vote for candidates for Lyondell's Board of Directors. In addition, if the offering is consummated, ARCO has also stated its current intent to vote its shares of Lyondell common stock proportionately to the votes of the non-ARCO stockholders, except under certain circumstances. However, there can be no assurances that the Exchangeable Notes offering will be consummated. ARCO has further stated that even if the Exchangeable Notes offering is not consummated, ARCO's management intends to continuously review all aspects of its investment in Lyondell. The implementation of any transaction relating to ARCO's investment in Lyondell's common stock will depend upon the market price of Lyondell common stock, conditions in the securities markets generally, prospects for ARCO's own business and other future developments.

10.  SUBSEQUENT EVENT

Effective July 1, 1994, LCR elected to replace its $100 million revolving credit facility with a $70 million revolving credit facility with substantially similar terms. No amounts were outstanding under the previous credit facility as of June 30, 1994. The new credit facility may be extended at the request of LCR upon consent of the bank group.

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

The cost of the upgrade project, based on the detailed engineering completed to date, currently is estimated to be approximately $830 million. In addition, LCR has estimated a 15 percent ($125 million) allowance for contingency costs, which would increase the total project cost estimate to approximately $955 million. The final cost of the project will be influenced by numerous factors, many of which are beyond LCR's control, including the timing and terms of necessary construction, operating and regulatory permits, as well as construction schedule delays whether caused by adverse weather conditions, material shortages, labor disputes or otherwise.

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

The refining segment consists of refined petroleum products, including gasoline, heating oil and jet fuel; aromatics produced at the Refinery, including benzene, toluene, paraxylene and orthoxylene; lubricants, including industrial and motor oils; olefins feedstocks and crude oil resales. The following table sets forth the Company's major product volumes sold for the periods indicated. Sales volumes include production, purchases of products for resale, propylene production from the product flexibility unit and draws from inventory. The refining segment sales revenue includes crude oil resales amounting to $58 million and $98 million for the three-month periods ended June 30, 1994 and 1993, respectively and $119 million and $225 million for the six-month periods ended June 30, 1994 and 1993, respectively.

                                               THREE MONTHS ENDED      SIX MONTHS ENDED
                                                    JUNE 30                 JUNE 30
                                               ------------------      --------------------
                                                 1994      1993          1994        1993
                                               ---------  -------      --------    --------
SELECTED PETROCHEMICAL PRODUCTS (MILLIONS)
(EXCLUDING INTERSEGMENT SALES):
 Ethylene, propylene and polymers (lbs.)           1,458    1,454          2,961     2,761
 Other olefins (lbs.) *                              249      312            486       599
 Methanol (gallons) *                                 46       62             92       111
 Aromatics (gallons)                                  41       26             77        54
REFINED PRODUCTS (THOUSAND BARRELS PER DAY)
(EXCLUDING INTERSEGMENT SALES):
 Gasoline                                            103      124            108       132
 Heating oil (no. 2 distillate)                       51       72             50        68
 Jet fuel                                             29       33             26        36
 Aromatics                                             7       12              8        12
 Other refined products                               50       47             47        44
                                                   -----    -----          -----     -----
    Total refined products volumes                   240      288            239       292
                                                   =====    =====          =====     =====

*  The 1994 amounts exclude volumes now sold as MTBE.

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


                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                             JUNE 30                JUNE 30
                                       --------------------  -------------------
(MILLIONS OF DOLLARS)                    1994       1993       1994       1993
- - --------------------                   --------  ----------  --------  ---------
SALES AND OTHER OPERATING REVENUES:
    Petrochemical segment                $ 439      $  400    $  823       $  790
    Refining segment                       570         789     1,105        1,603
    Intersegment sales                    (109)       (109)     (204)        (248)
                                         -----      ------    ------       ------
                                         $ 900      $1,080    $1,724       $2,145
                                         =====      ======    ======       ======

COST OF SALES:
    Petrochemical segment                $ 362      $  393    $  697       $  762
    Refining segment                       541         756     1,037        1,555
    Intersegment purchases                (109)       (109)     (204)        (248)
                                         -----      ------    ------       ------
                                         $ 794      $1,040    $1,530       $2,069
                                         =====      ======    ======       ======

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSE:
   Petrochemical segment                 $   9      $    9    $   19       $   18
   Refining segment                         14          12        27           22
   Unallocated                              12          14        23           24
                                         -----      ------    ------       ------
                                         $  35      $   35    $   69       $   64
                                         =====      ======    ======       ======


                                           THREE MONTHS ENDED     SIX MONTHS ENDED
                                                JUNE 30               JUNE 30
                                          --------------------  -------------------
(MILLIONS OF DOLLARS)                       1994        1993      1994        1993
- - ---------------------                     --------    --------  --------    --------
OPERATING INCOME:

  Petrochemical segment                     $  68       $  (2)  $ 107          $  10
  Refining segment                             15          21      41             26
  Unallocated                                 (12)        (14)    (23)           (24)
                                            -----       -----   -----          -----
                                            $  71       $   5   $ 125          $  12
                                            =====       =====   =====          =====


Summarized below are intersegment sales
 for the two segments.

   Petrochemical segment                    $  53       $  44   $  97          $ 110
   Refining segment                            56          65     107            138
                                            -----       -----   -----          -----
                                            $ 109       $ 109   $ 204          $ 248
                                            =====       =====   =====          =====


RESULTS OF OPERATIONS


OVERVIEW

Net income for the second quarter of 1994 was $32 million or $.40 per share compared to a net loss of $11 million or $.14 per share for the second quarter of 1993. The net loss in the second quarter of 1993 included charges of $6 million resulting from a write-off of engineering costs associated with the cancellation of a capital project and $2 million for a workforce reduction and realignment. Excluding the effects of these adjustments, earnings improved $35 million during the second quarter of 1994 compared to the second quarter of 1993. This improvement was primarily due to higher margins for petrochemicals.

Net income for the second quarter of 1994 was $10 million higher compared to the first quarter of 1994. This increase was primarily due to higher petrochemical margins, partially offset by lower ethylene sales volumes and lower profitability within the refining segment.

Net income for the first six months of 1994 was $54 million or $.68 per share compared to a net income of $3 million or $.04 per share for the first six months of 1993. First six months 1993 earnings included a $22 million favorable adjustment for the cumulative effect related to prior periods associated with a change in accounting for major maintenance turnarounds. Excluding the effect of this accounting change, earnings improved $73 million during the first six months of 1994 compared to the first six months of 1993. This improvement was primarily due to higher margins for petrochemicals and refined products as well as higher ethylene sales volumes.



PETROCHEMICAL SEGMENT

REVENUES Sales and other operating revenues for the second quarter of 1994 were $439 million compared to $400 million for the second quarter of 1993. The $39 million increase was primarily due to higher petrochemical sales prices reflecting the improved worldwide economy which has created better market conditions for petrochemicals generally.

Sales and other operating revenues for the first six months of 1994 were $823 million compared to $790 million for the first six months of 1993, an increase of $33 million. The increase was caused by higher petrochemical sales volumes, partially offset by generally lower petrochemical sales prices except for sales prices of methanol which were higher. Higher demand for petrochemicals was caused by the improved worldwide economy. Methanol sales prices were higher due to higher demand caused by the improvement in the worldwide economy and increased use for MTBE as well as industry supply disruptions.

COST OF SALES Cost of sales was $362 million in the second quarter of 1994 compared to $393 million in the second quarter of 1993, a decrease of $31 million. Cost of sales for the first six months of 1994 was $65 million lower compared to the first six months of 1993. Contributing to these decreases were lower feedstock costs generally caused by lower crude oil prices and the write-off during the second quarter of 1993 of engineering costs associated with the cancellation of the capital project.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES   Selling, general and
administrative expenses for the second quarter of 1994 were unchanged at $9 million compared to the second quarter of 1993. Selling, general and administrative expenses were $1 million higher for the first six months of 1994 compared to the first six months of 1993.

OPERATING INCOME   Operating income for the second quarter of 1994 was $68
million compared to an operating loss of $2 million in the second quarter of 1993. The $70 million increase was primarily due to higher ethylene and methanol sales margins. Improved ethylene margins resulted primarily from lower feedstock costs and higher ethylene sales prices. Olefins feedstock costs were lower due to lower crude oil prices. Ethylene sales prices were higher due to higher demand caused by improvement in the worldwide economy, particularly in the U.S. automotive and construction sectors. Methanol margins were higher primarily due to higher sales prices.

Operating income for the second quarter of 1994 compared to the first quarter of 1994 increased $29 million. The increase was primarily due to higher ethylene margins, partially offset by lower ethylene sales volumes. Ethylene margins continued to improve during the current quarter due to higher sales prices caused by improvement in the worldwide economy. Although industry demand for ethylene was strong and production rates remained high, the Company's ethylene sales volumes were lower during the current period due to the repayment of product as a result of inventory exchanges entered into during prior periods.

Operating income for the first six months of 1994 was $107 million compared to $10 million for the first six months of 1993. The $97 million increase was primarily due to higher ethylene and methanol sales margins and to higher ethylene sales volumes. The higher methanol sales margins and higher ethylene sales volumes were caused by the higher demand brought about by the improvement in the worldwide economy. The higher ethylene sales margins were due to lower olefins feedstock costs.


REFINING SEGMENT

REVENUES Sales and other operating revenues for the second quarter of 1994 were $570 million compared to $789 million for the second quarter of 1993, a reduction of $219 million. Sales and other operating revenues for the first six months of 1994 were $1,105 million, a $498 million reduction compared to the first six months of 1993. These decreases were due to lower resale volumes of purchased light refined products, lower sales prices for refined products and lower crude oil resales. Effective with the beginning of LCR operations on July 1, 1993, a majority of the refined products produced at the Refinery is sold to CITGO under the Products Agreement and, as a result, the purchase and resale activity for light refined products conducted for logistic and other reasons declined during the current period. Refined products sales prices were lower primarily due to lower industry crude oil prices. Crude oil resale volumes were lower due to reduced logistical purchases required to meet refinery feedstock requirements, a significant percentage of which are satisfied by Venezuelan crude oil purchased under the Crude Supply Contract.

COST OF SALES Cost of sales was $541 million in the second quarter of 1994 compared to $756 million in the second quarter of 1993, a decrease of $215 million. Cost of sales decreased by $518 million in the first six months of 1994 compared to the first six months of 1993. These decreases were primarily due to lower purchases for resale of light refined products, lower purchases of crude oil that were resold and lower feedstock costs primarily due to lower crude oil prices.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses were $14 million in the second quarter of 1994, an increase of $2 million compared to the second quarter of 1993. Selling, general and administrative expenses increased by $5 million in the first six months of 1994 compared to the first six months of 1993. These increases were primarily due to general and administrative expenses attributable to the creation of LCR as a separate entity and the treatment of ongoing costs beginning July 1, 1993.

OPERATING INCOME Operating income for the second quarter of 1994 was $15 million compared to $21 million for the second quarter of 1993. The $6 million decrease was primarily due to lower industry refining margins, partially offset by higher Venezuelan crude oil processing rates and improved profits from lubricants.

Operating income for the second quarter of 1994 was lower by $11 million compared to the first quarter of 1994. The decrease was primarily due to lower aromatics profitability and lower refined products margins. Also contributing to the decrease was lower profitability for lubricants. Contributions from aromatics declined from a very strong first quarter primarily due to unit downtime for maintenance turnarounds. Refined products margins were lower primarily due to crude oil costs increasing more rapidly than product prices.

Operating income for the first six months of 1994 was $41 million compared to $26 million for the first six months of 1993. The $15 million increase was primarily due to improved refined products margins. Refined products margins were higher primarily due to processing higher volumes of Venezuelan crude oil purchased under the Crude Supply Contract.



UNALLOCATED

GENERAL AND ADMINISTRATIVE EXPENSES General and administrative expenses were $12 million in the second quarter of 1994 compared to $14 million in the second quarter of 1993, a decrease of $2 million. General and administrative expenses were $23 million in the first six months of 1994, a $1 million decrease compared to the first six months of 1993. The improvement was primarily due to the charge during the second quarter of 1993 for the workforce reduction and realignment.

MINORITY INTEREST IN LYONDELL-CITGO REFINING COMPANY LTD. Minority interest was $2 million in the second quarter of 1994 and $5 million for the first six months of 1994, representing CITGO's allocated share of LCR's income.

INCOME TAX The effective income tax rate during the second quarter of 1994 from continuing operations was 37 percent compared to 22 percent (tax benefit) for the second quarter of 1993. The effective income tax rate during the first six months of 1994 from continuing operations was 36 percent compared to 23 percent (tax benefit) for the year earlier period. The tax benefit in 1993 was reduced by a charge to state deferred taxes related to Texas franchise taxes, resulting in relatively low effective income tax benefit rates.

FINANCIAL CONDITION

Cash flow from operations for the six months ended June 30, 1994 was $72 million which was net of annual property tax payments of $28 million made in the first quarter of 1994 and federal income tax payments of $29 million made in the second quarter of 1994. Cash flows associated with investing activities during the six months ended June 30, 1994 included capital expenditures of $79 million, of which $29 million was for environmentally related projects and $28 million was for the upgrade project at the Refinery which was contributed by CITGO, the minority owner. Cash flows associated with financing activities during the six months ended June 30, 1994 included $36 million of dividend payments and a net $12 million for debt repayments. On July 22, 1994, the Board of Directors declared a regular quarterly dividend of $.225 per share of common stock, payable September 15, 1994 to stockholders of record on August 12, 1994. Management is currently considering additional capital projects which could result in a moderate increase over budgeted 1994 capital expenditures.


CURRENT BUSINESS OUTLOOK

Lyondell's second quarter and first six months of 1994 results reflect a petrochemicals business environment which has continued to improve. These results were partially offset by refining industry conditions which reflect depressed margins. The effect of the depressed industry margins on LCR was partially offset by the benefits of LCR's Crude Supply Contract.

Profitability and cash flows for the petrochemical and refining businesses are affected by market conditions, feedstock cost volatility, capital expenditures required to meet increasing environmental standards, repair and maintenance costs, and downtime of production units due to turnarounds. Turnarounds on major units can have significant financial impact due to the repair and maintenance costs incurred as well as the associated loss of production, resulting in lower profitability during the period of the turnaround. The methanol unit at the Channelview Complex is currently expected to be shut down for maintenance for approximately six weeks during the third quarter. In addition, turnarounds on the coker and one of the major crude distillation units at the Refinery currently are scheduled to begin in October 1994. During these Refinery turnarounds, which are also expected to last approximately six weeks, work will be completed to "tie-in" the crude distillation unit to the upgrade project, thereby avoiding or reducing downtime of the unit that otherwise would be necessary for the completion of the upgrade project. However, the timing of such turnarounds may be accelerated or delayed because of numerous factors, some of which are beyond the Company's control.

Management believes that the low costs and operating flexibility of its petrochemical business, as well as its large production capacity, position it to generate higher cash flows if the petrochemical cycle continues to improve. In the first six months of 1994, the domestic olefins industry operated at close to maximum available capacity. However, additional capacity scheduled to come on-stream in 1994 and early 1995 (including one plant that came on stream during the second quarter of 1994) and rising feedstock prices may negatively affect future operating rates and margins. Management believes the Company has significantly improved the outlook for its refining business by forming LCR which has entered into the Crude Supply Contract and Products Agreement. These arrangements are designed to diminish the impact of market volatility and stabilize cash flow at attractive levels relative to historic performance, although the remaining portion of LCR's crude oil volume continues to be sensitive to market conditions.

Although the future economic environment cannot be known with certainty, the Company believes that the cash flow management, cost reduction and other steps taken during the past two years have positioned it to capitalize on the improvement in the business environment. Further, the Company believes that business conditions will be such that cash balances, cash generated from operating activities and existing lines of credit will be adequate to meet future cash requirements for scheduled debt repayments, necessary capital expenditures and to sustain for the reasonably foreseeable future the regular quarterly dividend. However, the Company continually evaluates its cash requirements and allocates cash in order to maximize stockholder returns.

RECENT DEVELOPMENTS

On July 11, 1994, Lyondell filed Amendment No. 2 to its Registration Statement on Form S-3 under the Securities Exchange Act of 1933 relating to 39,921,400 shares of Lyondell common stock held by ARCO (representing approximately 49.9% of the 80,000,000 shares of Lyondell common stock outstanding as of that date). Also on July 11, 1994, ARCO filed Amendment No. 2 to its Registration Statement on Form S-3 relating to the issuance of debt securities (Exchangeable Notes) exchangeable upon maturity, at ARCO's option, into Lyondell common stock or
cash.   If the Exchangeable Notes offering is consummated, ARCO has informed the
Company that it intends to cause the ARCO officers who currently serve on the Lyondell Board of Directors to resign; however, ARCO has not limited its right to nominate and vote for candidates for Lyondell's Board of Directors. In addition, if the offering is consummated, ARCO has also stated its current intent to vote its shares of Lyondell common stock proportionately to the votes of the non-ARCO stockholders, except under certain circumstances. However, there can be no assurances that the Exchangeable Notes offering will be consummated. ARCO has further stated that even if the Exchangeable Notes offering is not consummated, ARCO's management intends to continuously review all aspects of its investment in Lyondell. The implementation of any transaction relating to ARCO's investment in Lyondell's common stock will depend upon the market price of Lyondell common stock, conditions in the securities markets generally, prospects for ARCO's own business and other future developments.



                              ___________________

Management cautions against projecting any future results based on present or prior earnings levels because of the cyclical nature of the refining and petrochemical industries and uncertainties associated with the United States and worldwide economies and United States governmental regulatory actions.

                                 PART II. OTHER INFORMATION

     ITEM 3. LEGAL PROCEEDINGS

          Reference is made to the disclosure on page 13 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (hereinafter referred to as "1993 Form 10-K Report") regarding Environmental Matters. In April 1994, new regulations relating to emission standards for a large number of petrochemicals such as methanol, butadiene and toluene, were announced by the EPA. The Company is in the process of analyzing the impact that these new regulations will have on its petrochemical business.

          Reference is made to the Company's Report on Form 8-K dated as of July 11, 1994, in which the Company reported the results of an independent investigation conducted by the Audit Committee of the Board regarding the compliance status of two process waste water streams under the applicable Benzene National Emissions Standard for Hazardous Air Pollutants ("NESHAPS") regulations and certain issues raised by an employee. The Company has received a notice of violation from the TNRCC regarding the two streams and in an initial enforcement conference the TNRCC has indicated that it intends to proceed with an administrative enforcement action. Although the Company expects that the TNRCC will impose an administrative fine, the Company does not believe that any aspects of the matters described above will subject the Company to criminal liability or have a material adverse effect on the Company's business or financial condition.

          Reference is made to the disclosure on page 18 of the 1993 Form 10-K Report for the year ended December 31, 1993, and on page 13 of the Company's Quarterly Report on Form 10-Q for the period ending March 31, 1993, regarding the City of Houston's lawsuit against the Company alleging violations of the Texas Clean Air Act and the Texas Administrative Code and the preliminary settlement agreement relating thereto. The settlement agreement was approved by the court in July of 1994.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

          The Company's annual meeting of stockholders was convened on May 5, 1994 and was adjourned. The meeting was re-convened on July 22, 1994. The stockholders elected all of the Company's eleven nominees for director, approved an amendment to the Company's Certificate of Incorporation authorizing the issuance of preferred stock and approved the appointment of Coopers & Lybrand as the Company's independent auditors for 1994. The votes were as follows:

          1. Election of Directors:

          Nominee                          For      Withheld
          -------                       ----------  --------

          Mike R. Bowlin                76,512,834   309,699
          William T. Butler             76,515,997   306,536
          Allan L. Comstock             76,481,842   340,691
          Terry G. Dallas               76,480,741   341,792
          Bob G. Gower                  76,505,372   317,161
          Stephen F. Hinchliffe, Jr.    76,515,765   306,768
          Dudley C. Mecum, II           76,496,153   326,380
          William R. Rusnack            76,486,877   335,656
          Dan F. Smith                  76,514,871   307,662
          Paul R. Staley                76,497,861   324,672
          William E. Wade, Jr.          76,497,002   325,531

          2. Amendment to Certificate of Incorporation to Authorize Preferred
          Stock:

               For 60,368,843
               Against 13,422,242
               Abstain 265,435
               Broker non-votes 2,766,013

          3. Appointment of Coopers & Lybrand:

               For 76,547,041
               Against 181,651
               Abstain 93,841
               Broker non-votes 0

     ITEM 5. OTHER MATTERS

          The Company's Board of Directors has adopted a resolution reducing the size of the Board from eleven to six members effective upon the resignation of the Arco officers who currently serve on the Company's Board.

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

          3. Amendment to Restated Articles of Incorporation effective as of July 22, 1994.

          (b)  Reports on Form 8-K:

          The following Current Reports on Form 8-K were filed during the quarter ended June 30, 1994 and through the date hereof:

       Date of Report          Item No.  Financial Statements
       --------------          --------  --------------------

       June 6, 1994                5              None

       June 21, 1994               5              None

       July 11, 1994               5              None


                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               Lyondell Petrochemical Company
                                                        (Registrant)


Dated:  July 26, 1994                                  JOSEPH M. PUTZ
                                              ----------------------------------
                                                         (Signature)
                                                       Joseph M. Putz
                                               Vice President and Controller
                                               (Duly Authorized Officer and
                                               Principal Accounting Officer)