Form 10-Q
period 1994-09-30
LYONDELL PETROCHEMICAL CO
filed 1994-11-10
CIK 842635

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994.

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

  NUMBER OF SHARES OF COMMON STOCK, $1.00 PAR VALUE, OUTSTANDING AS OF SEPTEMBER 30, 1994: 80,000,000.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

                        LYONDELL PETROCHEMICAL COMPANY

                 CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                       CONSOLIDATED STATEMENT OF INCOME

                                                          FOR THE THREE MONTHS           FOR THE NINE MONTHS
MILLIONS OF DOLLARS EXCEPT PER SHARE AMOUNTS               ENDED SEPTEMBER 30            ENDED SEPTEMBER 30
- --------------------------------------------              --------------------           -------------------
                                                            1994        1993               1994       1993
                                                          --------    --------           --------   --------
SALES AND OTHER OPERATING REVENUES:
    Unrelated parties                                       $  951      $819               $2,524     $2,818
    Related parties                                             89        66                  240        212
                                                            ------      ----               ------     ------
                                                             1,040       885                2,764      3,030

OPERATING COSTS AND EXPENSES:
  Cost of sales:
    Unrelated parties                                          818       751                2,227      2,684
    Related parties                                             62        66                  183        202
  Selling, general and administrative expenses                  36        30                  105         94
                                                            ------      ----               ------     ------
                                                               916       847                2,515      2,980
                                                            ------      ----               ------     ------
  Operating income                                             124        38                  249         50

Interest expense                                               (19)      (18)                 (56)       (55)
Interest income                                                  1         1                    3          2
Minority interest in LYONDELL-CITGO Refining Company Ltd.       (1)       (3)                  (6)        (3)
                                                            ------      ----               ------     ------
  Income (loss) before income taxes and cumulative effect
   of accounting changes                                       105        18                  190         (6)

Provision for income taxes                                      39         9                   70          4
                                                            ------      ----               ------     ------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING
 CHANGES                                                        66         9                  120        (10)

Cumulative effect on prior years of accounting changes           -         -                    -         22
                                                            ------      ----               ------     ------
NET INCOME                                                  $   66      $  9               $  120     $   12
                                                            ======      ====               ======     ======
EARNINGS (LOSS) PER SHARE:
  Income (loss) before cumulative effect of accounting
   changes                                                  $  .83      $.12               $ 1.51     $ (.12)
  Cumulative effect on prior years of accounting changes         -         -                    -        .27
                                                            ------      ----               ------     ------
    NET INCOME                                              $  .83      $.12               $ 1.51     $  .15
                                                            ======      ====               ======     ======

                See notes to consolidated financial statements.

                        LYONDELL PETROCHEMICAL COMPANY

                          CONSOLIDATED BALANCE SHEET

                                                     SEPTEMBER 30   DECEMBER 31
MILLIONS OF DOLLARS                                       1994          1993
- -------------------                                  ------------   -----------
ASSETS
Current assets:
  Cash and cash equivalents                              $   41        $   40
  Restricted cash and cash equivalents (Note 3)              48            73
  Short-term investments (Note 3)                             3             6
  Accounts receivable:
    Trade                                                   274           179
    Related parties                                          31            25
  Inventories                                               197           191
  Prepaid expenses and other current assets                  11             9
                                                         ------        ------
    Total current assets                                    605           523
                                                         ------        ------
Fixed assets:
  Property, plant and equipment                           2,695         2,545
  Less accumulated depreciation and amortization          1,925         1,890
                                                         ------        ------
                                                            770           655
Deferred charges and other assets                            63            53
                                                         ------        ------
Total assets                                             $1,438        $1,231
                                                         ======        ======
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable:
    Trade                                                $  252        $  203
    Related parties                                           2             4
  Notes payable                                               4             4
  Current maturities of long-term debt                       10             8
  Other accrued liabilities                                  98            80
                                                         ------        ------
    Total current liabilities                               366           299
                                                         ------        ------
Long-term debt                                              707           717
Other liabilities and deferred credits                       88            78
Deferred income taxes                                       102           101
Commitments and contingencies (Note 6)
Minority interest                                           197           124
Stockholders' equity (deficit):
  Preferred stock, $.01 par value, 80,000,000 shares
   authorized, none outstanding
  Common stock, $1 par value, 250,000,000 shares
   authorized, 80,000,000 issued and outstanding             80            80
  Additional paid-in capital                                158           158
  Accumulated deficit                                      (260)         (326)
                                                         ------        ------
    Total stockholders' deficit                             (22)          (88)
                                                         ------        ------
Total liabilities and stockholders' deficit              $1,438        $1,231
                                                         ======        ======

                See notes to consolidated financial statements.

                        LYONDELL PETROCHEMICAL COMPANY

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                    FOR THE NINE MONTHS ENDED
                                                           SEPTEMBER 30
                                                    -------------------------
MILLIONS OF DOLLARS                                    1994           1993
                                                    ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $120           $  12
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Cumulative effect of accounting changes,
     net of tax                                           -             (22)
    Depreciation and amortization                        46              43
    Deferred taxes                                        6               4
    Net change in accounts receivable, inventories
     and accounts payable                               (66)             13
    Net change in other working capital accounts         11               7
    Minority interest                                     6               3
    Other                                                (9)             11
                                                       ----            ----
      Net cash provided by operating activities         114              71
                                                       ----            ----
CASH FLOWS FROM INVESTING ACTIVITIES:
  Minority owner contribution                            65              57
  Additions to fixed assets                            (144)            (45)
  Purchase of short-term investments                    (20)              -
  Proceeds from sales of short-term investments          23              13
                                                       ----            ----
      Net cash provided by (used in) investing
       activities                                       (76)             25
                                                       ----            ----
CASH FLOWS FOR FINANCING ACTIVITIES:
  Repayments of long-term debt                           (8)            (29)
  Dividends paid                                        (54)            (90)
                                                       ----            ----
      Net cash used in financing activities             (62)           (119)
                                                       ----            ----
DECREASE IN CASH, RESTRICTED CASH AND CASH
 EQUIVALENTS                                            (24)            (23)
Cash, restricted cash and cash equivalents at
 beginning of period                                    113             108
                                                       ----            ----
Cash, restricted cash and cash equivalents at
 end of period                                         $ 89            $ 85
                                                       ====            ====

                See notes to consolidated financial statements.

                         LYONDELL PETROCHEMICAL COMPANY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED



1.  BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 1993 included in the Lyondell Petrochemical Company ("Company") 1993 Annual Report and the Annual Report on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Certain amounts from prior periods have been reclassified to conform to current period presentation.

2.  ACCOUNTING CHANGES

In May 1993 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("Statement"). The Company adopted the provisions of the Statement for investments held as of or acquired after January 1, 1994. In accordance with the Statement, prior period financial statements have not been restated to reflect the change in accounting principle. The effect of adopting the Statement had no impact on income.

In the first quarter of 1993, effective January 1, 1993, the Company changed its method of accounting for the cost of repairs and maintenance incurred in connection with turnarounds of major units at its manufacturing facilities. Under the new method, turnaround costs exceeding $5 million are deferred and amortized on a straight-line basis until the next planned turnaround, generally four to six years. In prior years, all turnaround costs were expensed as incurred. The Company believes that the new method of accounting is preferable in that it provides for a better matching of turnaround costs with future product revenues. The cumulative effect of this accounting change for years prior to 1993 resulted in a benefit of $33 million ($22 million or $0.27 per share after income taxes) and was included in first quarter 1993 income.

3.  RESTRICTED FUNDS

As of September 30, 1994 and December 31, 1993, cash in the amount of $48 million and $73 million, respectively, was restricted for use in connection with LYONDELL-CITGO Refining Company Ltd. ("LCR") capital projects, including the Refinery upgrade project, and other expenditures as determined by the LCR owners. At September 30, 1994 and December 31, 1993, in addition to restricted cash, all short-term investments were restricted for use in connection with LCR capital projects, including the Refinery upgrade project, and other expenditures as determined by the LCR owners.

Presented below is a reconciliation of changes in restricted funds, including amounts classified as short-term investments, for the nine-month period ended September 30, 1994:


Restricted cash, cash equivalents and
 short-term investments at December 31, 1993             $ 79

Minority owner investments:
  Contributions                                            65
  Distributable cash reinvested                            10

Interest on restricted funds                                2

Additions to fixed assets:
  Refinery upgrade project                                (66)
  Refining segment-other                                  (39)
                                                         ----

Restricted-cash, cash equivalents and
 short-term investments at September 30, 1994            $ 51
                                                         ====

4.  INVESTMENTS

As of September 30, 1994, the Company held approximately $57 million of investments in debt securities composed primarily of commercial paper, including $54 million classified as cash equivalents. As of January 1, 1994, the Company held approximately $70 million of investments in debt securities composed primarily of commercial paper, including $64 million classified as cash equivalents. The cost of securities held at September 30, 1994 and January 1, 1994 approximated their estimated fair value and were classified as available-for-sale.

The Company realized no gains or losses on sales of securities during the nine-month period ended September 30, 1994. All securities held by the Company as of September 30, 1994 have remaining maturities of less than one year. At September 30, 1994 and December 31, 1993, in addition to restricted cash and cash equivalents, all short-term investments were restricted for use in connection with LCR capital projects, including the Refinery upgrade project, and other expenditures as determined by the LCR owners.

5.    INVENTORIES

The categories of inventory and their book values at September 30, 1994 and December 31, 1993 were:


MILLIONS OF DOLLARS            1994   1993
- -------------------            ----   ----
     Crude oil                 $  36  $  68
     Refined products             46     29
     Petrochemicals               80     57
     Materials and supplies       35     37
                               -----  -----
                               $ 197  $ 191
                               =====  =====

6.  COMMITMENTS AND CONTINGENCIES

The Company has various purchase commitments for materials, supplies and services incident to the ordinary conduct of business. In the aggregate, such commitments are not at prices in excess of current market.

In connection with the transfer of assets and liabilities from ARCO to the Company, the Company agreed to assume certain liabilities arising out of the operation of the Company's integrated petrochemical and petroleum processing business prior to July 1, 1988. In connection with the transfer of such liabilities, the Company and ARCO entered into an agreement ("Cross-Indemnity Agreement") whereby the Company has agreed to defend and indemnify ARCO against certain uninsured claims and liabilities which ARCO may incur relating to the operation of the business of the Company prior to July 1, 1988, including certain liabilities which may arise out of pending and future lawsuits.

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

Subject to the terms of the Cross-Indemnity Agreement, the Company is currently contributing funds to ARCO for the cleanup of two waste sites (French Ltd. and Brio, both of which are located near Houston, Texas) under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as amended and the Superfund Amendments and Reauthorization Act of 1986. The Company is also subject to certain assessment and remedial actions under the Resource Conservation and Recovery Act ("RCRA"). In addition, the Company has negotiated an order with the Texas Natural Resource Conservation Commission ("TNRCC"), formerly the Texas Water Commission, for assessment and remediation of groundwater and soil contamination at the Refinery.

The Company has accrued $18 million related to future CERCLA, RCRA and TNRCC assessment and remediation costs, of which $1 million is included in current liabilities while the remaining amounts are expected to be incurred over the next three to seven years. However, it is possible that new information about the sites for which the reserve has been established, or future developments such as involvement in other CERCLA, RCRA, TNRCC or other comparable state law investigations, could require the Company to reassess its potential exposure related to environmental matters.

From April 1993 to June 1994, two process waste water streams at the Channelview petrochemical complex ("Channelview Complex") were not in compliance with applicable Benzene National Emissions Standards for Hazardous Air Pollutants ("NESHAPS") regulations. After learning that these streams were not controlled in accordance with the Benzene NESHAPS regulations, Company employees determined that the streams did not create a discernible impact on health or safety and achieved compliance with the regulations. The Company estimates that it will incur approximately $1 million in capital costs in connection with these waste water streams to achieve on-going compliance with the Benzene NESHAPS regulations. The Company notified the TNRCC and the EPA that the two streams were not controlled in accordance with the Benzene NESHAPS regulations. On June 6, 1994, the Company received a Notice of Violation from the TNRCC regarding the two streams. The TNRCC is proceeding with an administrative enforcement action, and the Company expects that the TNRCC will impose an administrative fine.

In the opinion of management, any liability arising from these matters will not have a material adverse effect on the consolidated financial condition of the Company, although the resolution in any reporting period of one or more of the matters discussed in this note could have a material impact on the Company's results of operations for that period.

7.  DIVIDENDS

On September 15, 1994, the Company paid a regular quarterly dividend of $0.225 per share to stockholders of record on August 12, 1994. Additionally, on October 21, 1994, the Board of Directors declared a regular quarterly dividend of $0.225 per share of common stock, payable December 15, 1994 to stockholders of record on November 25, 1994.

8.  EARNINGS PER SHARE

Earnings per share for all periods presented are computed based on the weighted average number of shares outstanding for the periods, which was 80,000,000 shares.

9.  SUBSEQUENT EVENTS

Due to pipeline disruptions caused by flooding conditions on the San Jacinto River and the rupture of a nearby pipeline, the Company was forced to temporarily reduce olefins production rates at the Channelview Complex on October 20, 1994. The Company resumed full production by October 31, 1994.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



GENERAL


On July 1, 1993, the Company and CITGO Petroleum Corporation ("CITGO") announced the commencement of operations of LYONDELL-CITGO Refining Company Ltd. ("LCR"), a new entity owned by subsidiaries of the Company and CITGO. LCR owns and operates the refining business formerly owned by the Company, including the full-conversion refinery ("Refinery"). LCR is undertaking a major upgrade project at the Refinery to enable the facility to process substantial additional volumes of very heavy crude oil. CITGO is providing a major portion of the funds for the upgrade project and has provided in excess of $100 million for funding other capital projects.

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

On July 1, 1993, LCR entered into a long-term crude oil supply contract ("Crude Supply Contract") with LAGOVEN, S.A., an affiliate of CITGO. In addition, under terms of a long-term product sales agreement ("Products Agreement"), CITGO is purchasing a substantial portion of the refined products produced at the Refinery. Both LAGOVEN and CITGO are subsidiaries of Petroleos de Venezuela, S.A., the national oil company of Venezuela.

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

The refining segment, which is primarily composed of LCR operations, consists of refined petroleum products, including gasoline, heating oil and jet fuel; aromatics produced at the Refinery, including benzene, toluene, paraxylene and orthoxylene; lubricants, including industrial and motor oils; olefins feedstocks and crude oil resales. The refining segment sales revenue includes crude oil resales amounting to $84 million and $98 million for the three-month periods ended September 30, 1994 and 1993, respectively and $203 million and $323 million for the nine-month periods ended September 30, 1994 and 1993, respectively.

The following table sets forth the Company's major product volumes sold for the periods indicated. Sales volumes include production, purchases of products for resale, propylene production from the product flexibility unit and draws from inventory.

                                                 THREE MONTHS ENDED  NINE MONTHS ENDED
                                                    SEPTEMBER 30        SEPTEMBER 30
                                                  -----------------  -----------------
                                                     1994    1993      1994     1993
                                                     ----    ----      ----     ----
SELECTED PETROCHEMICAL PRODUCTS (MILLIONS)
 (EXCLUDING INTERSEGMENT SALES):
  Ethylene, propylene and polymers (lbs.)             1,545  1,248     4,506    4,010
  Other olefins (lbs.) *                                271    267       756      866
  Methanol (gallons) *                                   36     60       128      171
  Aromatics (gallons)                                    45     36       122       90
REFINED PRODUCTS (THOUSAND BARRELS PER DAY)
 (EXCLUDING INTERSEGMENT SALES):
  Gasoline                                              112    102       109      122
  Heating oil (no. 2 distillate)                         39     57        47       64
  Jet fuel                                               25     27        26       33
  Aromatics                                               7      8         8       10
  Other refined products                                 48     41        46       44
                                                      -----  -----     -----    -----
     Total refined products volumes                     231    235       236      273
                                                      =====  =====     =====    =====
- --------------------------

*   The 1994 amounts exclude volumes now sold as MTBE.

Summarized below is the segment data for the Company which includes certain pro forma adjustments necessary to present the petrochemical and refining operations as individual segments for periods prior to the commencement of LCR operations on July 1, 1993. These adjustments relate principally to allocations of costs and expenses between the two segments and are based on current agreements between the Company and LCR. Intersegment sales between the petrochemical and refining segments include olefins feedstocks produced at the Refinery and gasoline blending stocks produced at the Channelview Complex and were made at prices that are based on current market values.

                                            THREE MONTHS ENDED     NINE MONTHS ENDED
                                               SEPTEMBER 30           SEPTEMBER 30
                                          -----------------------  ------------------
(MILLIONS OF DOLLARS)                       1994        1993       1994       1993
- ---------------------                     --------    --------   --------   --------
SALES AND OTHER OPERATING REVENUES:
    Petrochemical segment                  $  540      $ 362       $1,363     $1,152
    Refining segment                          601        614        1,706      2,217
    Intersegment sales                       (101)       (91)        (305)      (339)
                                           ------      -----       ------     ------
                                           $1,040      $ 885       $2,764     $3,030
                                           ======      =====       ======     ======

COST OF SALES:
    Petrochemical segment                  $  408      $ 339       $1,105      $1,101
    Refining segment                          573        569        1,610       2,124
    Intersegment purchases                   (101)       (91)        (305)       (339)
                                           ------      -----       ------      ------
                                           $  880      $ 817       $2,410      $2,886
                                           ======      =====       ======      ======

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSE:
   Petrochemical segment                   $    9      $   9       $   28      $   27
   Refining segment                            14         13           41          35
   Unallocated                                 13          8           36          32
                                           ------      -----       ------      ------
                                           $   36      $  30       $  105      $   94
                                           ======      =====       ======      ======


                                             THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                SEPTEMBER 30                       SEPTEMBER 30
                                          -------------------------           -----------------------
(MILLIONS OF DOLLARS)                        1994           1993                1994         1993
- ---------------------                      ------          ------              ------       ------

OPERATING INCOME:
  Petrochemical segment                    $  123          $  14               $  230        $   24
  Refining segment                             14             32                   55            58
  Unallocated                                 (13)            (8)                 (36)          (32)
                                           ------          -----               ------        ------
                                           $  124          $  38               $  249        $   50
                                           ======          =====               ======        ======

Summarized below are intersegment sales
 for the two segments.

   Petrochemical segment                   $   50          $  35               $  147        $  145
   Refining segment                            51             56                  158           194
                                           ------          -----               ------        ------
                                           $  101          $  91               $  305        $  339
                                           ======          =====               ======        ======

RESULTS OF OPERATIONS


OVERVIEW

Net income for the third quarter of 1994 was $66 million or $0.83 per share compared to a net income of $9 million or $0.12 per share for the third quarter of 1993. The $57 million improvement was primarily due to higher petrochemical margins and sales volumes, partially offset by reduced refining profitability.

Net income for the third quarter of 1994 was $34 million higher than the second quarter of 1994. This increase was primarily due to higher petrochemical margins and sales volumes.

Net income for the first nine months of 1994 was $120 million or $1.51 per share compared to a net income of $12 million or $0.15 per share for the first nine months of 1993. Earnings for the first nine months of 1993 included a $22 million favorable adjustment for the cumulative effect related to prior periods associated with a change in accounting for major maintenance turnarounds. Excluding the effect of this accounting change, earnings improved $130 million during the first nine months of 1994 compared to the first nine months of 1993. This improvement was primarily due to higher petrochemical sales margins and volumes.


PETROCHEMICAL SEGMENT

REVENUES   Sales and other operating revenues for the third quarter of 1994 were
$540 million compared to $362 million for the third quarter of 1993. The $178 million increase was due to higher petrochemical sales prices and volumes reflecting an improved worldwide economy, particularly in the U.S. automotive and construction sectors, which has created better market conditions for petrochemicals generally.

Sales and other operating revenues for the first nine months of 1994 were $1.4 billion compared to $1.2 billion for the first nine months of 1993, an increase of $211 million. This increase was primarily caused by higher petrochemical sales volumes and prices. Higher demand for olefins was caused by the improved worldwide economy. Methanol sales prices were higher due to higher demand caused by the improvement in the worldwide economy and industry supply disruptions as well as increased use of MTBE.

COST OF SALES   Cost of sales was $408 million in the third quarter of 1994 compared to $339 million in the third quarter of 1993, an increase of $69 million. This increase was primarily due to higher olefins feedstock costs resulting from higher production rates. Cost of sales for the first nine months of 1994 was essentially unchanged compared to the first nine months of 1993.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES   Selling, general and
administrative expenses for the third quarter of 1994 compared to the third quarter of 1993 and for the first nine months of 1994 compared to the first nine months of 1993 were relatively unchanged.

OPERATING INCOME   Operating income for the third quarter of 1994 was $123
million compared to an operating income of $14 million in the third quarter of 1993. The $109 million increase was primarily due to higher petrochemical sales margins and volumes. Improved olefins margins resulted primarily from higher olefins sales prices. Olefins sales prices and volumes were higher due to higher industry-wide demand caused by the improved economy. Contributing to the improved operating income during the third quarter of 1994 compared to the third quarter of 1993 were higher methanol sales margins, partially offset by lower methanol sales volumes. Methanol margins were higher primarily due to higher sales prices. Methanol sales volumes were lower due to scheduled and unscheduled downtime of the methanol unit.

Operating income for the third quarter of 1994 compared to the second quarter of 1994 increased $55 million. The increase was due to higher olefins sales margins and volumes. Olefins sales margins continued to improve during the third quarter due to higher sales prices. Higher olefins sales prices and volumes were attributable to the improved economy.

Operating income for the first nine months of 1994 was $230 million compared to an operating income of $24 for the first nine months of 1993. The $206 million increase was primarily due to higher olefins and methanol sales margins and to higher olefins sales volumes. The higher olefins sales margins were principally due to lower olefins feedstock costs which were caused by lower crude oil costs. The higher olefins sales volumes and higher methanol sales margins were caused by higher demand due in part to improvement in the economy.


REFINERY SEGMENT

REVENUES Sales and other operating revenues for the third quarter of 1994 were $601 million compared to $614 million for the third quarter of 1993, a decrease of $13 million. The decrease was primarily due to lower crude oil resale activity.

Sales and other operating revenues for the first nine months of 1994 were $1.7 billion, a $511 million reduction compared to the first nine months of 1993. This decrease was due to lower resale volumes of purchased light refined products, lower sales prices for refined products and lower crude oil resales. Effective with the beginning of LCR operations on July 1, 1993, a majority of the refined products produced at the Refinery is sold to CITGO under the Products Agreement, and as a result, the purchase and resale activity for light refined products conducted for logistic and other reasons declined during the current period. Refined products sales prices were lower primarily due to lower industry crude oil prices. Crude oil resale volumes were lower due to reduced logistical purchases required to meet refinery feedstock requirements, a significant percentage of which are satisfied by Venezuelan crude oil purchased under the Crude Supply Contract.

COST OF SALES Cost of sales was $573 million in the third quarter of 1994, essentially unchanged compared to the third quarter of 1993.

Cost of sales was lower by $514 million in the first nine months of 1994 compared to the first nine months of 1993. This decrease was primarily due to lower purchases for resale of light refined products, lower feedstock costs primarily due to lower crude oil prices and lower purchases of crude oil that were resold.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses were $14 million in the third quarter of 1994, an increase of $1 million compared to the third quarter of 1993.

Selling, general and administrative expenses increased by $6 million in the first nine months of 1994 compared to the first nine months of 1993. This increase was primarily due to general and administrative expenses attributable to the creation of LCR as a separate entity and the treatment of ongoing costs beginning July 1, 1993.

OPERATING INCOME Operating income for the third quarter of 1994 was $14 million compared to $32 million for the third quarter of 1993. The $18 million decrease was primarily due to lower industry refining margins, various operating issues and the absence of favorable crude oil purchasing and processing timing effects that occurred in the third quarter of 1993, partially offset by higher Venezuelan crude oil processing rates and improved profits from aromatics.

Operating income for the third quarter of 1994 was $1 million lower than the second quarter of 1994. The decrease was primarily due to reduced benefit of processing crude oil in the coking mode due to unit downtime.

Operating income for the first nine months of 1994 was $55 million compared to $58 million for the first nine months of 1993. The $3 million decrease was primarily due to poor refining industry conditions and higher selling, general and administrative expenses, partially offset by improved profitability from lubricants and aromatics.


UNALLOCATED

GENERAL AND ADMINISTRATIVE EXPENSES General and administrative expenses were $13 million in the third quarter of 1994 compared to $8 million in the third quarter of 1993, an increase of $5 million. General and administrative expenses were $36 million in the first nine months of 1994, a $4 million increase compared to the first nine months of 1993. These increases were primarily due to anticipated distributions under the Company's long-term incentive and employee profit-sharing plans.

MINORITY INTEREST IN LYONDELL-CITGO REFINING COMPANY LTD. Minority interest was $1 million in the third quarter of 1994 and $6 million for the first nine months of 1994, representing CITGO's allocated share of LCR's income. As of September 30, 1994, the Company held an approximate 90% participation interest in LCR.

INCOME TAX The effective income tax rate during the third quarter of 1994 on income before cumulative effect of accounting changes was 37 percent compared to 50 percent for the third quarter of 1993. The third quarter 1993 income tax provision included a charge for federal deferred taxes due to an increase in the statutory tax rate from 34 percent to 35 percent which was retroactive to January 1, 1993.

The effective income tax rates during the first nine months of 1994 and 1993 on income (loss) before cumulative effect of accounting changes were 37 percent and 71 percent, respectively. Although the Company incurred a taxable loss through the first nine months of 1993, the 1993 income tax provision included charges for state deferred taxes related to Texas franchise taxes and federal deferred taxes due to the increase in the statutory tax rate from 34 percent to 35 percent.

FINANCIAL CONDITION

Cash flow from operating activities for the nine months ended September 30, 1994 was $114 million which was net of an increase in accounts receivable of $101 million. Accounts receivable increased primarily due to higher sales revenues. Cash flow associated with investing activities during the nine months ended September 30, 1994 included capital expenditures of $144 million, of which $40 million was for environmentally related projects and $66 million for the Refinery upgrade project. The Refinery upgrade project was funded by contributions from CITGO during the current and prior year. Cash flow associated with financing activities during the nine months ended September 30, 1994 included $54 million of dividend payments and $8 million for long-term debt repayments.

On October 21, 1994, the Board of Directors declared a regular quarterly dividend of $0.225 per share of common stock payable December 15, 1994 to stockholders of record on November 25, 1994.

During the third quarter 1994, the Board of Directors approved an increase in Lyondell's 1994 capital budget from $90 million to $110 million. This increase includes projects to debottleneck the Company's alkylation unit and to improve olefins feedstock logistics.

In addition, the Board of Directors recently approved a 33 percent debottleneck of the Company's polypropylene capacity which will increase rated capacity to 400 million pounds by early 1996.

CURRENT BUSINESS OUTLOOK

Lyondell's third quarter and first nine months of 1994 results reflect a business environment for petrochemicals which has continued to improve. These results were partially offset by refining industry conditions which reflect depressed margins. The effect of the depressed industry margins on LCR was partially offset by the benefits of the Crude Supply Contract.

Profitability and cash flows for the petrochemical and refining businesses are affected by market conditions, feedstock cost volatility, capital expenditures required to meet increasingly more stringent environmental standards, repair and maintenance costs and downtime of production units due to turnarounds. Turnarounds on major units can have significant financial impacts due to the repair and maintenance costs incurred as well as the associated loss of production, resulting in lower profitability during the period of the turnaround. Several operating units at the Refinery, including the coker and the largest crude distillation unit, were shut down for turnarounds in October 1994. During these turnarounds, which are expected to last approximately seven weeks, work will be completed to modify the crude distillation unit for the upgrade project, thereby avoiding downtime of the unit that otherwise would be necessary for the completion of the upgrade project. Although refinery operations will be impacted by the turnaround activity, the operational benefits resulting from the turnaround are expected to be realized beginning upon completion in the fourth quarter.

Management believes that the low cost and operating flexibility of its petrochemical business as well as its large production capacity have positioned the Company to capitalize on the improved petrochemical business environment.
In the first nine months of 1994, the domestic olefins and methanol industries operated at close to maximum available capacity. However, additional olefins capacity scheduled to come on stream in early 1995 may negatively affect 1995 and future years' operating rates and margins. This expected increase in supply may be at least partially absorbed by the market because of (a) higher demand if the worldwide economies continue to expand, (b) lower supply caused by industry shut-downs for turnarounds previously planned for 1994 but delayed until 1995 in addition to turnarounds previously scheduled for 1995 and (c) the replenishment of inventories that are currently at or close to historical lows.

Management believes the Company has improved the outlook for its refining business by forming LCR which has entered into the Crude Supply Contract and Products Agreement. These arrangements are designed to diminish the impact of market volatility and stabilize cash flow at attractive levels relative to historical performance, although crude oil not purchased under the Crude Supply Contract continues to be sensitive to market conditions.

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


                           __________________________

Management cautions against projecting any future results based on present or prior earnings levels because of the cyclical nature of the refining and petrochemical industries and uncertainties associated with the United States and worldwide economies and current and potential United States governmental regulatory actions.

                                 PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

1. Reference is made to the disclosure on page 17 of the 1993 Form 10-K Report for the year ended December 31, 1993 regarding nuisance lawsuits filed against the Company. The lawsuits involve approximately 30 residents of the Channelview, Texas area who allege that the Company's facilities emit loud noises, bright lights and noxious fumes in proximity to the plaintiffs' homes. A preliminary settlement agreement has been reached with each of these individuals. Lyondell believes that the aggregate settlement amounts will not result in any material adverse effect on the business or financial condition of the Company.

2. Reference is made to the Company's Report on Form 8-K dated as of July 11, 1994 and Quarterly Report on Form 10-Q for the period ending June 30, 1994 regarding a notice of violation received from the Texas Natural Resource Conservation Commission ("TNRCC") with regard to the compliance status of two process waste water streams under the applicable Benzene National Emissions Standards for Hazardous Air Pollutants ("NESHAPS") regulations. The TNRCC has notified the Company that it is proceeding with an administrative enforcement action.


ITEM 5. OTHER INFORMATION

1. On August 8, 1994, the closing date of ARCO's offering of notes exchangeable into Lyondell Common Stock, the five ARCO officers who were Directors of the Company, including Mike R. Bowlin, the Chairman of the Board, resigned from the Company's Board. The number of authorized Directors of the Company was decreased from eleven to six. The directors who resigned were:

     Mike R. Bowlin
     Allan L. Comstock
     Terry G. Dallas
     William C. Rusnack
     William E. Wade, Jr.

2. On August 21, 1994, the Board named Bob G. Gower Chairman of the Board of Directors. Mr. Gower retained his title of Chief Executive Officer of the Company. The Board also promoted Dan F. Smith from Executive Vice President to President. Mr. Smith retained his title of Chief Operating Officer.

3. On October 21, 1994, the Board of Directors promoted Debra L. Starnes to Senior Vice President and elected Clifton B. Currin, Jr. as a Vice President.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 1.      Exhibits:

         27.       Financial Data Schedule

 2.      Reports on Form 8-K

         None

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         Lyondell Petrochemical Company
                                                 (Registrant)


Dated:  November 10, 1994                         JOSEPH M. PUTZ
                                         ------------------------------
                                                  (Signature)
                                                Joseph M. Putz
                                          Vice President and Controller
                                          (Duly Authorized Officer and
                                          Principal Accounting Officer)