Form 10-K405
LYONDELL PETROCHEMICAL CO
filed 1995-03-30
CIK 842635

================================================================================

                                     1994

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                                  -----------

                (MARK ONE)
          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                                      OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         COMMISSION FILE NUMBER 1-10145

                        LYONDELL PETROCHEMICAL COMPANY

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                  -----------

              DELAWARE                                      95-4160558
    (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

         1221 MCKINNEY STREET,                                  77010
       SUITE 1600, HOUSTON,TEXAS                             (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

                              YES X            NO

  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K.

                                    ------

  THERE WERE 80,000,000 SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING ON DECEMBER 31, 1994. THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT ON MARCH 1, 1995 BASED ON THE CLOSING PRICE ON THE NEW YORK STOCK EXCHANGE COMPOSITE TAPE ON THAT DATE, WAS $849,396,870.

                      DOCUMENTS INCORPORATED BY REFERENCE

  THE REGISTRANT'S DEFINITIVE PROXY STATEMENT, WHICH WILL BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION WITHIN 120 DAYS AFTER DECEMBER 31, 1994 (INCORPORATED BY REFERENCE UNDER PART III).

================================================================================

                               TABLE OF CONTENTS

                                    PART I

  Item                                                            Page
--------                                                          ----
1. and 2.    Business and Properties............................     1
             The Company's Business.............................     1
             Development of Business............................     1
             Summary Description of Business Segments...........     2
             Petrochemical Segment..............................     2
             Overview...........................................     2
             Feedstocks.........................................     4
             Marketing and Sales................................     4
             Competition and Industry Conditions................     5
             Properties.........................................     6
             Capital Program....................................     7
             Employee Relations.................................     7
             Refining Segment...................................     8
             Overview...........................................     8
             Upgrade Project....................................     8
             Management of LCR..................................     9
             Feedstocks.........................................    10
             Marketing and Sales................................    11
             Other Agreements...................................    11
             Competition and Industry Conditions................    11
             Properties.........................................    12
             Capital Program....................................    12
             Employee Relations.................................    13
             Related Party Transactions.........................    13
             Research and Technology; Patents and Trademarks....    14
             Finance Matters....................................    14
             Long-Term Debt and Financing Arrangements..........    15
             Environmental Matters..............................    16
  3.         Legal Proceedings..................................    17
  4.         Submission of Matters to a Vote of Security Holders    22
             Executive Officers of the Registrant...............    22
             Description of Capital Stock.......................    25

                                    PART II

  5.         Market for Registrant's Common Equity and Related
               Stockholder Matters..............................    26
  6.         Selected Financial Data............................    27
  7.         Management's Discussion and Analysis of Financial
               Condition and Results of Operations..............    28
  8.         Financial Statements and Supplementary Data........    36
  9.         Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure..............    57

                                    PART III

 10.         Directors and Executive Officers of the
              Registrant........................................    57
 11.         Executive Compensation.............................    57
 12.         Security Ownership of Certain Beneficial Owners and
               Management.......................................    57
 13.         Certain Relationships and Related Transactions.....    57

                                    PART IV

 14.         Exhibits, Financial Statement Schedules and
               Reports on Form 8-K..............................    58

                                 PART I



ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

                             THE COMPANY'S BUSINESS

Lyondell Petrochemical Company operates in two business segments: petrochemicals and refining. As the context may require, all references hereafter to the "Company" or "Lyondell" include Lyondell Petrochemical Company, its wholly-owned subsidiaries and LYONDELL-CITGO Refining Company Ltd. ("LCR"). The Company manufactures a wide variety of petrochemicals, including olefins (ethylene, propylene, butadiene, butylenes and certain specialty products); polyolefins (polypropylene and low density polyethylene); methanol, methyl tertiary butyl ether ("MTBE") and aromatics and, through its interest in LCR, a Texas limited liability company, refined petroleum products, including gasoline, heating oil, jet fuel, fuel oil, aromatics and lubricants ("lube oils"). The Company generally sells its petrochemical products to customers for use primarily in the manufacture of other chemicals and products, which in turn are used in the production of a wide variety of consumer and industrial products. LCR sells its principal refined products primarily to CITGO Petroleum Corporation ("CITGO").


DEVELOPMENT OF BUSINESS

Lyondell was formed in 1985 and was operated as a separate division ("Lyondell Division") of Atlantic Richfield Company (ARCO) until June 1988. Effective July 1, 1988, ARCO transferred substantially all the assets and liabilities relating to the integrated petrochemical and petroleum processing business of the Lyondell Division, along with certain pipeline assets that were not formerly a part of the Lyondell Division, to its wholly-owned subsidiary, Lyondell Petrochemical Company, a Delaware corporation. In exchange for the transfer of such assets and liabilities, Lyondell issued additional shares of its Common Stock to ARCO. On January 25, 1989, ARCO completed an initial public offering of 43,000,000 shares of the Company's Common Stock.

In February 1990, the Company acquired a polypropylene plant and a low density polyethylene plant located in Pasadena, Texas ("Polymers Facility").

In July 1993, pursuant to agreements between the Company and CITGO (and its affiliates), the Company contributed its refining business including the refinery (the "Refinery"), the lube oil blending and packaging plant in Birmingport, Alabama and refining working capital to LCR and retained a participation interest in LCR through its wholly-owned subsidiary, Lyondell Refining Company. At December 31, 1994, the Company had an approximate 90 percent participation interest in LCR while CITGO held the remaining approximate 10 percent participation interest. The results of LCR currently are consolidated into the Company's financial statements. For further discussion of this transaction, see "REFINING SEGMENT - Overview".

In August 1994, ARCO completed an offering ("ARCO Note Offering") of three-year debt securities ("Exchangeable Notes") exchangeable pursuant to the terms of the Exchangeable Notes upon maturity, at ARCO's option, into Lyondell Common Stock or cash with an equal value. If ARCO elects to deliver shares of Lyondell Common Stock at the maturity of the Notes, ARCO's equity interest in Lyondell will be substantially reduced or eliminated, depending on the price of Lyondell Common Stock at such time. In connection with the ARCO Note Offering, the five ARCO officers who were Directors of the Company, resigned from the Company's Board of Directors. Until the maturity of the Exchangeable Notes, ARCO has indicated that it generally intends to vote its shares in proportion to the votes of the non-ARCO stockholders, except under certain limited circumstances. See "RELATED PARTY TRANSACTIONS". As of March 1, 1995, ARCO owned 39,921,400 shares of Lyondell Common Stock, representing 49.9 percent of the issued and outstanding Common Stock of the Company.

For additional information relating to certain continuing relationships and potential conflicts of interest among Lyondell, LCR, ARCO and ARCO Chemical Company ("ARCO Chemical"), an 83.3 percent owned subsidiary of

ARCO, see "RELATED PARTY TRANSACTIONS", included herein, and "Transactions Between the Company and ARCO" and "Principal Stockholders" which are included in the Company's 1995 Proxy Statement and incorporated herein by reference as part of Item 13 of this Annual Report on Form 10-K.

See Note 21 - Segment Information of Notes to Consolidated Financial Statements.


                   SUMMARY DESCRIPTION OF BUSINESS SEGMENTS

                             PETROCHEMICAL SEGMENT


OVERVIEW

Channelview Complex -- Lyondell's Channelview petrochemical complex ("Channelview Complex"), located in Channelview, Texas, 20 miles east of Houston, includes two large olefins plants, a methanol plant, a butadiene recovery unit, a product flexibility unit (which has the capability to convert ethylene and other light hydrocarbon streams into propylene), an aromatics (benzene and toluene) recovery unit, two MTBE units, a butylene isomerization unit, an isoprene recovery unit and other petrochemical processing units. The Channelview Complex is connected by multiple pipelines to LCR's Refinery, which is approximately 16 miles away. The Channelview Complex also is connected by a comprehensive pipeline system to the Company's Mont Belvieu, Texas storage facility ("Mont Belvieu Facility"), to leased storage terminals and to customers along the Gulf Coast. Ethylene and propylene are shipped or exchanged through this pipeline system. See "Properties".

The Company's olefins plants and related processing units produce ethylene, propylene, butadiene, butylenes, benzene, toluene, hydrogen and certain specialty products, such as isoprene, dicyclopentadiene, resin oils and piperylenes, along with gasoline blendstocks and heavy liquid fuels. The Company's petrochemical products are used by its customers to manufacture intermediate chemicals, which are used in a variety of consumer and industrial products. The Company also produces methanol and MTBE. Petrochemicals are fundamental to many segments of the economy, including the production of consumer products, housing components, automotive products and other durable and non-durable goods. Ethylene is the largest petrochemical in terms of worldwide production volume and is the key building block for a large number of chemicals. With the wide proliferation of end-use products derived from ethylene during the past 20 years, especially as plastics have developed into low-cost, high performance substitutes for a wide range of materials such as metals and paper, U.S. ethylene consumption has grown by an average annual rate of approximately four percent.

Ethylene is used as a feedstock to manufacture polyethylene, which is used in products such as trash bags, packaging film, toys, housewares and milk containers. Ethylene also is used to produce ethylene oxide (used to produce ethylene glycol which is used to produce antifreeze and polyester fibers), ethylene dichloride (used to produce polyvinyl chloride for pipe and other vinyl products), ethylbenzene (used to produce styrene, which in turn is used to produce polystyrene for packaging and containers) and alpha olefins (used in the manufacture of detergents, as well as other intermediate chemicals).

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

Aromatics products include benzene and toluene. Benzene is used to produce styrene, phenol and nylon. Toluene is used as an octane enhancer, for benzene production and in urethane chemicals. These products are used in the production of plastics, rubber, fibers for carpet and apparel, in gasoline and in polyurethane foams used in seat cushions.

The Company's specialty products include various types of hydrocarbon resins and unsaturated polyester resins. These products are used in the production of inks, adhesives, paints and varnishes, rubber and fiberglass.

Methanol is used to produce MTBE and a variety of chemical intermediates, including formaldehyde, acetic acid and methyl methacrylate. These intermediates are used to produce bonding adhesives for plywood as well as in polyester fibers and plastics. Other end uses include solvents and antifreeze applications.

MTBE is an octane enhancer and clean fuel additive in reformulated gasoline. All MTBE produced at the Channelview Complex and not produced for LCR for gasoline blending is sold to a single customer. See "Competition and Industry Conditions", "Properties" and "RELATED PARTY TRANSACTIONS".

The following table shows the current annual rated capacity for certain of the Company's principal petrochemical products:

                                                    Rated Capacity (a)
                                                     at December 31,
                                                         1994
                                                    ------------------
                                                       (Millions)
Petrochemical Product
  Ethylene (pounds)...............................    3,600 (b)
  Propylene (pounds)..............................    2,100 (c)
  Butadiene (pounds)..............................      615
  Methanol (gallons)..............................      248 (d)
  MTBE (gallons)..................................      199 (e)
  Aromatics (gallons).............................      130
______________

(a) The term "rated capacity", as used in this table and throughout this report, is calculated by estimating the number of days in a typical year that a production unit of a plant is expected to operate, after allowing for downtime for regular maintenance, and multiplying that number by an amount equal to the unit's optimal daily output based on the design feedstock mix. Because the rated capacity of a production unit is an estimated amount, the actual production volumes may be more or less than rated capacity.

(b) The Company anticipates undertaking a debottleneck project of its olefins units that is expected to increase ethylene capacity by approximately 7% over the next two years.

(c) Does not include refinery grade material or production from the product flexibility unit, which has a current rated capacity of 1 billion pounds per year of propylene.

(d) Capacity as shown includes equivalent methanol that could be produced from reformed gas, an intermediate in the production of methanol. Capacity level reflects an approximate 6 percent increase over previous years as a result of a methanol unit turnaround completed during 1994.

(e) Includes a 19 percent capacity expansion as of January 1995 which was completed in connection with the commercialization of the Company's ISOMPLUS technology.

Bayport Polymers Facility -- The Polymers Facility converts propylene and ethylene supplied by the Channelview Complex into polypropylene and low density polyethylene that is sold into derivative markets. The Polymers Facility is connected by pipeline to the Company's Mont Belvieu Facility for feedstock supply. The following table shows the current annual rated capacity for each of the Company's principal polyolefins products.

                                                    Rated Capacity
                                                    at December 31,
                                                         1994
                                                    --------------
                                                      (Millions)
Polyolefins Product
Polypropylene (pounds)............................       300*
Low density polyethylene (pounds).................       140
_________________

*The Company is undertaking a debottleneck project that will expand polypropylene capacity by approximately 33% to 400 million pounds and is scheduled to be completed in 1996.

FEEDSTOCKS

The primary feedstocks used in the production of olefins are natural gas liquids feedstocks including ethane, propane and butane (collectively "NGLs") and naphtha, condensates and gas oils (collectively "Petroleum Liquids"). Olefins plants with the flexibility to consume a wide range of feedstocks are better able to maintain higher levels of profitability during periods of changing energy and petrochemical prices than olefins plants that are restricted in their feedstock processing capability. Prior to the mid 1970s, the feedstocks used at most ethylene plants in the United States consisted predominantly of NGLs. As of January 1, 1995, approximately 43 percent of domestic ethylene plant capacity was limited to NGL feedstocks, and the remaining approximately 57 percent could process to some extent both NGLs and petroleum liquids feedstocks.

The Company's olefins plants can process 100 percent heavy petroleum liquids or up to 90 percent NGL feedstocks. Liquid feedstocks have had a significant historical margin advantage over ethane and propane. The industry margin differential between these feedstocks has been typically between one and four cents per pound of ethylene. The Company has the capability to capture this differential due to its feedstock flexibility. The Company's olefins plants use from 125,000 to 160,000 barrels per day of NGLs and/or heavy liquids feedstocks. The Company obtains a portion of its olefins feedstock requirements from LCR (NGLs, naphtha and gas oil) and additional olefins feedstock in the form of petroleum condensates pursuant to a contract with an affiliate of a foreign government. The remainder of its heavy liquids requirements are obtained under short-term contracts or on the spot market from a variety of foreign and domestic sources. The Company also purchases NGLs from a wide variety of domestic sources, many of which have pipeline connections to the Company's facilities.

The Company's methanol plant generally processes natural gas feedstocks but also has the ability to process NGL feedstocks. The Company purchases natural gas from a variety of domestic sources for use as fuel at its facilities and as feedstock for the methanol plant and is connected to a diverse natural gas supply network.

The Channelview Complex is currently the sole supplier of propylene and ethylene feedstocks to the Polymers Facility, which uses them to make polypropylene and low density polyethylene.

MARKETING AND SALES

Lyondell sells a majority of its olefins products to customers with whom it has long-standing relationships. Sales generally are made pursuant to written agreements which typically provide for monthly negotiation of price based upon current market prices for products sold under contract. The parties are contractually committed to use their best efforts to agree monthly on price terms. Nonetheless, if the parties fail to agree on a monthly price, in some cases deliveries may be suspended for the month. The term of these contracts is typically three to five years with automatic one year term extension provisions which cause the contract to remain in effect after the initial term unless expressly terminated by one of the parties. Some of these contracts are subject to early termination if deliveries have been suspended for several months. The contracts typically require the customer to purchase a specified minimum quantity while establishing a quantity range whereby the customer has the right to purchase additional quantities up to a specified maximum.

The Company sells substantially all of its methanol output and most of its aromatics output under contracts that have initial terms ranging from two to three years and that typically contain automatic one year term extension provisions which cause the contracts to remain in effect after the initial term expires unless expressly terminated by one of the parties. These contracts generally provide for monthly or quarterly price adjustments based upon current market prices. Aromatics produced at the Refinery, with the exception of benzene, are marketed by Lyondell for LCR under contracts with similar terms to its own. Benzene produced at the Refinery is sold directly to Lyondell at market-related prices. Lyondell licenses MTBE technology from ARCO Chemical and sells MTBE produced at one of its two units to ARCO Chemical at market-based prices. The production from the second unit is produced for LCR for gasoline blending. In addition, Lyondell has entered into a joint development and licensing arrangement to accelerate commercialization of two isomerization processes that produce feedstocks for MTBE and tertiary amyl methyl ether ("TAME") which are blending components for reformulated gasoline. See "RESEARCH AND TECHNOLOGY; PATENTS AND TRADEMARKS".

Most of the Company's ethylene and propylene is shipped or exchanged via a comprehensive pipeline system which has connections to numerous Gulf Coast ethylene and propylene consumers. The pipeline system is owned by ARCO Pipe Line Company, and substantially all of it is leased by the Company under a long-term lease. See "Properties" and "RELATED PARTY TRANSACTIONS". The Company has exchange agreements with other olefins producers which allow access to customers who are not directly connected to the pipeline system. Some propylene is shipped by ocean-going vessel. Butadiene, methanol, aromatics and other petrochemicals are distributed by pipeline, railcar, truck, barge or ocean-going vessel.

COMPETITION AND INDUSTRY CONDITIONS

The basis for competition in all of Lyondell's petrochemical products is price, product quality and product deliverability. Lyondell competes with other large domestic producers of olefins and polyolefins, including Amoco Chemical Company, Chevron Chemical Company, Dow Chemical Company, Exxon Chemical Company, Occidental Chemical Corporation, Mobil Chemical Company, Phillips Petroleum Company and Shell Chemical Company.

The combined rated capacity of the Company's olefins units at January 1, 1995 was approximately 3.6 billion pounds of ethylene per year or approximately 7.3 percent of total domestic production capacity. Based on published rated production capacities, the Company believes it is one of the six largest producers of ethylene in the United States. Of the total ethylene production capacity in the United States, approximately 94 percent is located along the Gulf Coast, and approximately 75 percent is owned by ten manufacturers.

The petrochemical industry historically has experienced periods of high demand and high capacity utilization which result in increasingly high operating margins and profitability. This generally leads to new capacity investment until supply exceeds demand. The overcapacity in turn leads to periods of decreasing capacity utilization and declining operating margins until demand exceeds supply and the cycle is repeated. Over 7.7 billion pounds was added to domestic ethylene capacity from the end of 1989 to the beginning of 1994 (a 20 percent increase). The additional capacity, combined with poor overall U.S. and world economic conditions and further additions to supply in other parts of the world, generally outpaced ethylene demand growth in 1990-1992 and caused the industry to experience a decline in margins through 1993. However, during 1994 domestic ethylene demand grew at the rate of approximately 6% and the domestic olefins industry operated at close to maximum available capacity resulting in higher industry margins. One new plant came on line during the second quarter of 1994 and another plant came on line during the first quarter of 1995. Capacity additions resulting from these two new plants, along with additional plant expansions, is expected to total approximately 4.7 billion pounds, and is relatively in balance with domestic demand growth in 1994 and anticipated growth in 1995. Domestic industry ethylene rated capacity at January 1, 1995 was approximately 49 billion pounds per year. There is no assurance that recent and anticipated ethylene capacity increases, or other factors, will not adversely affect the industry's supply and demand balance.

The Company's other major commodity chemical products all experience cyclical market conditions similar to (although not necessarily coincident with) those of ethylene. As a producer of olefins primarily for the merchant market, Lyondell may experience greater variations in its sales volumes and profitability when industry supply and demand relationships are at extremes in comparison to more integrated competitors, i.e. those with a higher proportion of captive demand for olefins derivatives production. In 1994 the Company sold approximately 90 percent of its ethylene and propylene production into the merchant market.

The provisions of the Clean Air Act Amendments of 1990 require the manufacture and sale of alternative fuels, including reformulated gasoline. There is strong competition between MTBE, derived from methanol, ethanol and ethyl tertiary butyl ether ("ETBE") for the oxygenate market and it is difficult to predict the outcome of this competition, which will depend, in part, on the future of tax subsidies and possible market share mandates for ethanol. The Environmental Protection Agency ("EPA") has specifically mandated that the nine metropolitan areas in the United States with the most severe ozone problems begin using reformulated gasoline year-round beginning in 1995 to prevent ozone formation. In addition, a number of states opted to utilize reformulated gasoline on a state-wide basis ("opting-in") although the EPA has subsequently allowed certain areas to opt-out of the program and uncertainties have developed with respect to the level of future use of reformulated gasolines. Because of the uncertainties in the reformulated gasoline market, it is difficult to predict the impact of this end-use on the future demands for MTBE and methanol.

Historically, petrochemical industry profitability has been affected by vigorous price competition, which may intensify due to, among other things, new domestic and foreign industry capacity. In general, weak economic conditions either in the United States or in the world tend to reduce demand and put pressure on margins. Petrochemical profitability can be affected by the level of derivative exports which is affected by regional production throughout the world. It is not possible to predict accurately how changes in feedstock costs, market conditions or other factors will affect petrochemical industry margins in the future.

PROPERTIES

The Company owns all of the plant and equipment that comprise its two olefins plants at its Channelview Complex and owns the approximately 2,945 acre parcel on which the complex is situated. The Company also owns the methanol plant and other petrochemical processing units which are located at the Channelview Complex. These include the product flexibility unit, two MTBE units, a butylene isomerization unit, the benzene and toluene recovery unit, the butadiene recovery unit, the isoprene recovery unit and an isopropyl alcohol unit. One of the MTBE units and the isopropyl alcohol unit are used exclusively to process products for ARCO Chemical. The Company also operates a styrene maleic anhydride unit ("SMA") and a polybutadiene unit which are owned by a third party and are located on property leased from the Company within the Channelview Complex. A third party owns and operates a facility on land leased from the Company that is used to purify hydrogen from the Company's methanol plant. The Company owns the real property, plant and equipment which comprise the Polymers Facility, located on approximately 187 acres in Pasadena, Texas. Lyondell owns several pipelines connecting the Channelview Complex, the Refinery and the Mont Belvieu Facility, including six lines used to transport heavy liquid feedstocks, butylenes, benzene, hydrogen, butane, MTBE and unfinished gasolines between the Channelview Complex and the Refinery. The Company also owns a Barge Docking Facility capable of berthing eight barges and its terminal equipment for loading and unloading. It is utilized for loading methanol, pyrolysis fuel oil and pyrolysis gas oil into barges for delivery to customers and unloading petroleum condensate barges for olefins feedstocks.

At the Channelview Complex, the Company recovers and sells valuable petrochemical components contained in a number of intermediate product streams. The Channelview Complex includes units for butadiene recovery and aromatics recovery. In addition, the Channelview Complex has recovered valuable components such as high purity isoprene, piperylenes and dicyclopentadiene ("DCPD") and resin oils from its gasoline products since 1986. The Company is using its proprietary butylene isomerization technology, known as ISOMPLUS, to efficiently produce isobutylene from olefins plant butylene by-product streams. The project, which started up in the first quarter of 1995, includes an MTBE unit debottleneck which increased the Companys MTBE production capacity by 19 percent. See "RESEARCH AND TECHNOLOGY; PATENTS AND TRADEMARKS".

Lyondell also owns a storage facility, a brine pond facility and a tract of vacant land at Mont Belvieu, Texas, located approximately 15 miles east of the Channelview Complex. Storage capacity for up to 10 million barrels of NGL feedstocks, ethylene, propylene and other products is provided in salt domes at the Mont Belvieu Facility. The Company also owns an approximate 10 percent undivided joint interest in much of the real property surrounding the Mont Belvieu Facility. This property, which is owned jointly with several other companies that operate storage or processing facilities at Mont Belvieu, is maintained as a greenbelt for these facilities. The Company has a long-term lease on product pipelines from the Mont Belvieu Facility to most olefins customers.

Lyondell leases its executive offices and corporate headquarters in downtown Houston. In addition, the Company leases storage facilities for the handling of its products from various third parties, primarily in the Gulf Coast area.

CAPITAL PROGRAM

The petrochemical segment's fixed asset capital expenditures totaled $39 million in 1994 and its capital budget for 1995 is $110 million. Major scheduled capital projects include expansion of the alkylation unit at the Channelview Complex, a debottleneck of the polypropylene plant at the Polymers Facility and a debottleneck project at one of the two olefins units at the Channelview Complex.

As part of its ongoing operations, the Company periodically conducts maintenance turnarounds on its facilities. When conducting a maintenance turnaround on a principal facility, capital expenditures and maintenance expenses as well as lost operating income are typically incurred. Although turnarounds on principal facilities are usually scheduled well in advance, the timing of such turnarounds can be accelerated or delayed because of numerous factors, many of which are beyond the Company's control. The methanol unit at the Channelview Complex was shut down for a turnaround in the third quarter of 1994. The Company currently has a turnaround scheduled for the second half of 1995 on one of its two olefins units. The second olefins unit currently is scheduled for a turnaround in 1996.

In accordance with the Company's accounting policies, repair and maintenance expenses associated with turnarounds exceeding $5 million are capitalized when incurred and amortized on a straight-line basis until the next planned turnaround, generally four to six years. Prior to 1993, all repair and maintenance expenses associated with turnarounds were expensed as incurred. The Company believes that the current method of accounting is preferable in that it provides for a better matching of repair and maintenance expenses associated with turnarounds with future product revenues. See Note 4 of "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS".

Lyondell continually evaluates opportunities to expand or diversify its petrochemical operations through potential acquisitions, joint ventures and other opportunities involving third parties. In the last several years, the petrochemical industry has experienced significant joint venture, merger, acquisition and divestiture activity. Although management does not believe that the Company will be required to undertake such a transaction in order to maintain its competitive position, management believes that there may be opportunities to create stockholder value by making attractive investments.
This could be accomplished by applying the Company's experience in the efficient and low-cost operation of its facilities to a larger asset base. Vertical integration with an ethylene or propylene consumer could increase olefins plant operating rates during weak market periods by providing captive outlets. Horizontal integration with another olefins producer could improve operating efficiencies by spreading costs across larger volumes and enhancing operating flexibility. Consistent with the Company's overall strategy, however, management's intent is to undertake such a transaction only if it expects that the transaction would produce both near-term and long-term improved cash flow and produce returns in excess of the Company's cost of capital.

Potential funding sources for long-term capital projects, whether involving transactions with third parties or otherwise, could include, without limitation, the Company's current financial resources, potential earnings growth, future borrowings and future issuance of equity securities, as well as possible contractual arrangements such as joint ventures or partnerships. Both the Company's ability to undertake and fund the particular strategies described above, and the general level of the Company's capital commitments and expenditures from period to period, will be affected by a variety of factors including, without limitation, the general business environment, as well as changes in applicable government regulations and tax laws. See "FINANCE MATTERS".

EMPLOYEE RELATIONS

At year-end, Lyondell, excluding LCR, employed approximately 1,100 full-time employees. The Company also uses the services of approximately 275 employees of independent contractors in the routine conduct of its business.

                                REFINING SEGMENT

OVERVIEW

The Refinery, located adjacent to the Houston Ship Channel in Pasadena, Texas, includes a coker, a fluid catalytic cracking unit, three reformers, four crude distillation units, two sulfur recovery plants and several hydrodesulfurization units, as well as lube oil manufacturing and packaging facilities and an aromatics recovery unit. It is connected by multiple pipelines to the Channelview Complex and provides feedstocks to and receives production from that facility.

Products manufactured at the Refinery include gasoline, heating oil, jet fuel, aromatics, lubricants (industrial lubricants, motor oils, white oils, process oils and base oils) carbon black oil, sulfur, residual fuel and petroleum coke fuel and are sold to third parties. The aromatics recovery unit at the Refinery produces benzene, toluene, paraxylene and orthoxylene. Aromatics are used to manufacture a variety of intermediate chemicals, including ethylbenzene, cumene, urethane foam components and polyester intermediates for films, fibers and resins. End uses of these products include packaging and containers, furniture, apparel and flooring.

LCR is undertaking a major upgrade project at the Refinery to enable the facility to process substantial additional volumes of very heavy crude oil. LCR also has entered into a long-term crude supply contract ("Crude Supply Contract") with Lagoven, S.A. ("LAGOVEN"), an affiliate of CITGO. In addition, under the terms of a long-term product sales agreement ("Products Agreement"), CITGO purchases from LCR a majority of the refined products produced at the Refinery. Both LAGOVEN and CITGO are direct or indirect wholly-owned subsidiaries of Petroleos de Venezuela, S.A. ("PDVSA"), the national oil company of Venezuela.

Pursuant to agreements between the Company and CITGO (and their affiliates), the Company contributed its refining assets (including the lube oil blending and packaging plant in Birmingport, Alabama) and refining working capital to LCR in July 1993. CITGO contributed $100 million to LCR in 1993 (excluding its contribution towards the upgrade project described below) giving it an approximate ten percent participation interest in LCR. Prior to the in-service date for the upgrade project, CITGO has committed to reinvest its share of LCR's operating cash flow and thereby increase its participation interest in LCR. These contributions are used for ongoing LCR capital projects other than (i) the upgrade project and (ii) certain environmental capital projects for which liability has been retained by the Company. Any additional ongoing LCR capital requirements prior to the in-service date (for purposes other than the upgrade project) will be funded substantially by Lyondell, primarily in the form of subordinated loans to LCR. In addition to the funding related to the upgrade project described below, CITGO has one additional contribution commitment of $30 million to be made upon completion of the upgrade project and it has a one-time option to make an additional equity contribution sufficient to increase its participation interest in LCR to 50 percent.

The Company believes that the principal benefit from its participation in LCR will be stabilized and increased earnings and cash flow from the refining business resulting from the upgrade project as well as the long-term Crude Supply Contract and the long-term Products Agreement, all of which are described below. The expected stabilization of earnings and cash flows resulting from the agreement with CITGO will not be fully realized until the projected completion of the Refinery upgrade project described below. The Refinery began processing Venezuelan crude oil in the third quarter of 1992. Since that time, improved operating efficiency has enabled the Refinery to increase the volume of heavy Venezuelan crude oil processed enabling LCR to realize increased benefits associated with processing heavy Venezuelan crude oil. Following the upgrade, the earnings potential of LCR is expected to be enhanced due to higher margins expected to be associated with the resulting heavier crude oil mix and LCR's increased coking capability, enhanced reformulated fuels and low sulfur diesel production capability and other yield improvements. However, as described above, the Company's participation interest following the upgrade project will decrease.


UPGRADE PROJECT

LCR is undertaking a major upgrade project at the Refinery to enable the facility to process substantial additional volumes of very heavy crude oil. CITGO is providing a major portion of the funds for the upgrade project.

Definitive cost engineering for the upgrade is substantially complete and at the present time, LCR management anticipates the cost for the project, which is scheduled to be completed in late 1996, will be approximately $955 million, including an allowance for contingency costs. The upgrade project is intended to increase the heavy crude oil processing capability of the Refinery from 130,000 barrels per day of 22 degree API gravity crude oil to 200,000 barrels per day of 17 degree API gravity crude oil. The upgrade is not intended to increase the total throughput of the Refinery, but rather its ability to process heavier, higher margin, crude oils. The project also includes expansion of the Refinery's reformulated gasoline and low sulfur diesel production capability. Major components of the upgrade include new coking, crude distillation and sulfur recovery units. Modifications to the Refinery's largest existing crude distillation unit related to the upgrade project were completed in late 1994.

Funding for the upgrade project will occur in three phases. The first phase, the initial $300 million, will be funded by CITGO. The second phase will be funded by an LCR borrowing of $200 million. The third phase, which would be $455 million based on an estimated $955 million upgrade project cost, is expected to commence in late 1995 and is anticipated to be funded (i) 50 percent through an LCR borrowing, (ii) 25 percent through contributions from CITGO and
(iii) 25 percent through subordinated loans from the Company. Prior to completion of the upgrade project, the financing costs for the upgrade project loans will be funded by CITGO. In exchange for CITGO's upgrade project contributions described above and an additional $30 million cash contribution at the in-service date, CITGO's participation interest in LCR is expected to increase to approximately 40 percent effective as of the in-service date. CITGO will have a one-time option to increase its participation interest in LCR up to 50 percent following the in-service date by making an additional equity contribution. The timing of the third phase and the level of contributions from the Company and CITGO will be dependent upon the total cost of the upgrade project and on LCR's ability to obtain construction financing. In the event that LCR is unable to obtain construction financing for the Refinery upgrade project, the Company and CITGO each are obligated to fund one-half of the cost of the upgrade project in excess of $300 million. In turn, CITGO's participation interest in LCR as of the in-service date will be dependent upon its actual contributions.

MANAGEMENT OF LCR

LCR is a limited liability company organized under the laws of the state of Texas and has pass-through tax characteristics similar to those of a partnership for federal income tax purposes. The Company owns its interest in LCR through a wholly-owned subsidiary, Lyondell Refining Company. CITGO holds its interest through CITGO Refining Investment Company, a wholly-owned subsidiary of CITGO (together with Lyondell Refining Company, the "Owners"). The operative agreement with respect to the rights of each of the Owners and their parent companies is the Amended and Restated Limited Liability Company Regulations ("Regulations") of LCR. The Regulations govern, among other things, ownership and cash distribution rights. CITGO has committed to reinvest its share of operating cash flow during the upgrade project which will increase its participation percentage, while the Company has unrestricted access to its share of operating cash flow from LCR. The initial term of the Regulations is 25 years, although they may be terminated under certain circumstances, including insolvency of LCR or either Owner and uncured material breaches by either Owner. Under the terms of a reciprocal Performance Guarantee and Control Agreement ("Performance Guarantee"), Lyondell and CITGO each unconditionally guarantee the obligations and performance of their respective subsidiary-Owner under the terms of the Regulations.

The Regulations provide that LCR is managed by an Owners Committee, which has three representatives ("Representatives") from each Owner. Certain actions require unanimous consent of the Representatives, including, without limitation, amendment of the Regulations, borrowing money in excess of LCR's existing credit facility, delegation of authority to committees, certain purchase commitments and capital expenditures in excess of designated amounts and budgetary approval. All actions not requiring unanimous consent can be determined by Lyondell so long as it is a majority owner. The day-to-day operations of the Refinery are managed by the executive officers of LCR, including former Lyondell officers with responsibility for manufacturing and refining operations and refined products marketing. The results of LCR's operations are consolidated into Lyondell's financial statements.

FEEDSTOCKS

The following table sets forth the Refinery's runs of blended crude oils (which include crude oil and other petroleum liquids, unfinished oils and other hydrocarbons) and unfinished stock.


                              Year Ended December 31
                            --------------------------
                              1994    1993     1992
                            -------  ------- ---------
                            (Thousand barrels per day)
     Refinery Runs
      Blended crude oils..      209      234      236
      Unfinished stock....       64       50       50
                               ----     ----     ----
     Total................      273      284      286
                               ====     ====     ====

The Refinery can process a wide variety of domestic and foreign crude oil feedstocks, including heavy (low API gravity, high viscosity) and sour (high sulfur content) crude oils. In addition to 45,000 barrels per day of light sweet crude oil for lubricants production, the Refinery can process up to (i) approximately 220,000 barrels per day of light sour crude oil in a coking mode, or (ii) in the mode in which it currently operates, approximately 130,000 barrels per day of heavy sour crude oil (22 degree API gravity) primarily in a coking mode plus 80,000 barrels per day of light sour crude oil in a cracking mode. It currently has a capacity rating of 265,000 barrels per day of crude oil and related feedstocks which is based on running West Texas Sour ("WTS") or equivalent crude oil in a "full conversion mode". Full conversion mode means processing crude oil feedstocks into a product output mix that consists of a significant percentage of high value products, such as gasoline, heating oil, jet fuel, aromatics, lube oils and olefins feedstocks which are used by the Channelview Complex. The actual operating capability varies with the type of crude oil it processes.

Prior to the completion of the upgrade project, LCR is required to purchase and LAGOVEN is required to sell a minimum of the Refinery's coking capacity, or 125,000 barrels per day of heavy Venezuelan crude oil. For amounts above the coking capacity minimum LAGOVEN is contractually obligated to supply an additional 10,000 barrels per day if LCR so requests. LAGOVEN has the right, but not the obligation, to supply any incremental amounts above 135,000 barrels per day. Following completion of the upgrade project that minimum is increased to 200,000 barrels per day (allowing for scheduled or unscheduled downtime).

The contract incorporates a formula price based on the market value of a slate of refined products deemed to be produced from each particular crude oil or feedstock, less: (i) certain deemed refining costs, adjustable for inflation;
(ii) certain actual costs, including crude transportation costs, import duties and taxes; and (iii) a deemed margin, which varies according to the grade of crude oil or other feedstock delivered. Deemed margins and deemed costs are adjusted periodically. These adjustments are based on, but less than, the rate of inflation. Because deemed operating costs and the slate of refined products deemed to be produced for a given barrel of crude oil or other feedstock do not necessarily reflect the actual costs and yields in any period and also because the market value of the refined products used in the pricing formula does not necessarily reflect the actual price received for the refined products, the actual refining margin earned by LCR under the Crude Supply Contract will vary depending on, among other things, the efficiency with which LCR conducts its operations during such period.

The heavy (22 degree API gravity) Venezuelan crude oil currently being processed by LCR under the Crude Supply Contract contains high levels of heavy metals, naphthenic acids, sulfur and residual fuels, which make it more difficult to process than lighter, sweeter crude oils. The Refinery began processing Venezuelan crude oil in the third quarter of 1992. Since that time, the Company and LCR have identified and overcome obstacles inherent in processing high rates of heavy Venezuelan crude oil, including making operational changes to the coker and physical modifications to one of the crude distillation units. The improved unit reliability and increased unit processing capability has increased the Refinery's capability of running high volumes of heavy Venezuelan crude oil and raised the capacity to 130,000 barrels per day. The remainder of the Refinery's capacity is used to process lighter crude oils and feedstocks.

There are risks associated with enforcing the provisions of contracts with an affiliate of a foreign government such as LAGOVEN, including the risks associated with enforcing judgments of United States courts against entities whose assets may be located outside of the United States and whose management does not reside in the United States. Depending on then current market conditions, breach or termination of the Crude Supply Contract could adversely affect the Company. Although the parties have negotiated alternative arrangements in the event of certain force majeure conditions, including governmental or other actions restricting or otherwise limiting LAGOVEN's ability to perform its obligations, any such alternative arrangements may not be as beneficial as the Crude Supply Contract. There can be no assurance that alternative crude oils with similar margins would be available for purchase by LCR. Furthermore, the breach or termination of the Crude Supply Contract would require LCR to return to the practice of purchasing all of its crude oil feedstocks in the merchant market and would again subject LCR to significant volatility and price fluctuations. However, the Company believes that this transaction holds substantial economic and other incentives for all parties to perform their obligations. Lyondell believes that PDVSA has a strategic interest in expanding its crude oil refining operations in the United States in order to increase the markets for its heavy, sour crude oil and that the financial commitments of CITGO should provide an economic incentive for all PDVSA affiliates to perform their obligations under the various agreements.

MARKETING AND SALES

The Refinery produces gasoline, heating oil, jet fuel, aromatics, lube oils and certain industrial products. On a weekly basis, LCR evaluates and determines the optimal product output mix for the Refinery, based on spot market prices and conditions. LCR and CITGO have entered into a long-term (25 years) Products Agreement pursuant to which CITGO purchases the majority of gasoline, jet fuel and heating oil manufactured at the Refinery. CITGO is currently purchasing between 80-85% of the light refined products produced at the Refinery. These products are purchased by CITGO at market-based prices. For example, the price for gasoline is based on published Platts prices.

Lube oils are manufactured and sold by LCR directly to industrial consumers and to distributors throughout the United States and international markets. Branded lubricants marketed by LCR include both paraffinic and naphthenic oils, rubber process oils, base oils used to blend into finished lubricant products, food-grade white oils and an extensive variety of engine oils and industrial lubricants. Lyondell is the sole marketing agent for LCR's aromatics (see "PETROCHEMICAL SEGMENT - Marketing and Sales") with the exception of benzene which is sold directly to Lyondell at market-related prices.

OTHER AGREEMENTS

The Company and LCR have entered into multiple agreements designed to preserve much of the synergy between the Refinery and the Channelview Complex. Economic evaluations at the Channelview Complex and the Refinery are based on sending products to the highest-value disposition, which may be local use, use at the other site, or third party sales. Certain refinery products (propane, butane, low-octane naphthas, heating oils, and gas oils) can be used as feedstocks for olefins production, and certain Channelview Complex olefins by-products (pyrolysis gasoline and pyrolysis gas oil) can be processed by the Refinery into gasoline, jet fuel or heating oil. Butylenes from the LCR Refinery are tolled through the Channelview Complex for the production of alkylate and MTBE for gasoline blending. Hydrogen from the Channelview Complex is used at the Refinery for sulfur removal and product stabilization.

Also effective July 1, 1993, the majority of the employees formerly employed by Lyondell in its refining business became employees of LCR. Pursuant to the terms of a number of service agreements, Lyondell has contracted with LCR to continue to perform services in certain areas, including employee services, administrative services and marketing services. Lyondell and LCR also entered into a variety of contracts providing for the assignment or licensing of intellectual property rights associated with the refining business.

COMPETITION AND INDUSTRY CONDITIONS

The Company formerly competed with many other refiners for sales of gasoline, heating oil, and jet fuel in the domestic and international merchant market. With the formation of LCR, the majority of these products are sold to CITGO under the Products Agreement. LCR continues to sell lube oils directly to major industrial consumers and through distributors in domestic and international markets.

The refining business tends to be volatile as well as cyclical. Crude oil prices, which are impacted by worldwide political events and the economics of exploration and production in addition to refined products demand, are the largest source of this volatility. Demand for refined products is influenced by seasonal and short-term factors such as weather and driving patterns, as well as by longer term issues such as energy conservation and alternative fuels. Industry refined products supply is also dependent on industry operating capabilities and on long-term refining capacity trends. However, management believes that the combination of the Crude Supply Contract and the Products Agreement have and will continue to stabilize future earnings and cash flows and reduce the market driven aspects of such volatility. Prior to the completion of the upgrade project, the keys to operational success for LCR will be to maximize the amount of heavy Venezuelan crude oil processed in the coking mode, to optimize the efficient utilization of the remaining cracking capacity and to maintain an overall focus on low cost operations.

Among LCR's refining competitors are major integrated petroleum companies that have their own raw material resources and, in many cases, downstream markets, both of which tend to decrease the impact of business cycles on these competitors' sales volumes and profitability. Many of the domestic refiners are owned by or affiliated with major integrated oil companies. Based on published industry data, as of January 1, 1995, there were 173 crude oil refineries in operation in the United States and total domestic refinery capacity was approximately 15 million barrels per day. During 1994, LCR processed an average of 209,000 barrels per day of crude oil and other petroleum liquids, or approximately one percent of domestic capacity.

PROPERTIES

LCR owns the real property, plant and equipment which comprise the Refinery, located on an approximately 700-acre site in Houston, Texas. Units include the fluid catalytic cracking unit, the coker, reformers, crude distillation units, sulfur recovery plants and hydrodesulfurization units, as well as lube oil manufacturing and packaging facilities and an aromatics recovery unit. LCR also owns the real property, plant and equipment which comprise a lube oil blending and packaging plant in Birmingport, Alabama. LCR owns a pipeline used to transport gasoline, kerosene and heating oil from the Refinery to the GATX Terminal to interconnect with common carrier pipelines.

Lyondell owns several pipelines connecting the Channelview Complex, the Refinery and the Mont Belvieu Facility, including six lines used to transport heavy liquid feedstocks, butylenes, benzene, hydrogen, butane, MTBE and unfinished gasolines between the Channelview Complex and the Refinery.

CAPITAL PROGRAM

The refining segment's capital expenditures for additions to fixed assets (excluding spending on the upgrade project) totaled $75 million in 1994. The refining segment's capital budget (excluding the upgrade project) for 1995 is approximately $60 million. Of the total 1995 capital budget, approximately $32 million is expected to be spent on environmentally-related capital projects, including a wastewater management plan developed in response to state regulations regarding emissions. See "ENVIRONMENTAL MATTERS". The funds contributed by CITGO in the previous two years (see "REFINING SEGMENT - Overview") were used for capital spending by LCR and will reduce the total capital expenditures that the Company otherwise would have been required to make in connection with Refinery operations through 1995. (See "Upgrade Project" for a discussion of spending on the upgrade project.)

As part of its ongoing operations, LCR periodically conducts maintenance turnarounds on its facilities. When conducting a maintenance turnaround on a principal facility, capital expenditures as well as repair and maintenance expenses and lost operating income are typically incurred. Although turnarounds on principal facilities are usually scheduled well in advance, the timing of such turnarounds can be accelerated or delayed because of numerous factors, many of which are beyond LCR's control. Scheduled turnarounds on the coker and one of the major crude distillation units were completed during the fourth quarter of 1994. During these turnarounds, which lasted approximately eight weeks, work was completed to modify the crude distillation unit for the upgrade project, thereby avoiding downtime of the unit that otherwise would be necessary for the completion of the upgrade project.

In accordance with the Company's accounting policies, repair and maintenance expenses associated with turnarounds exceeding $5 million are capitalized when incurred and amortized on a straight-line basis until the next planned turnaround, generally four to six years. Prior to 1993, all repair and maintenance expenses associated with turnarounds were expensed as incurred. The Company believes that the current method of accounting is preferable in that it provides for a better matching of repair and maintenance expenses associated with turnarounds with future revenues. See Note 4 of "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS".

The Company remains obligated to fund certain Refinery environmental projects initiated prior to the creation of LCR as well as its share of a base level of Refinery capital improvements; the total of these obligations is estimated to be approximately $75 million through the completion of the upgrade project, of which approximately $35 million has been spent through 1994. The level and timing of these anticipated capital commitments and expenditures will be affected by changes in applicable governmental regulations, including environmental and tax laws.

EMPLOYEE RELATIONS

At year-end, LCR employed approximately 1,200 full-time employees. LCR also uses the services of approximately 200 employees of independent contractors in the routine conduct of its business. Certain hourly workers at the Refinery are covered by collective bargaining agreements between LCR and the Oil, Chemical and Atomic Workers Union (approximately 700 employees).


                           RELATED PARTY TRANSACTIONS

In connection with the transfer of assets and liabilities to Lyondell and the initial public offering of Lyondell's common stock in January 1989, the Company and ARCO entered into a number of agreements for the purpose of defining their ongoing relationships. In addition, in July 1987, Lyondell and ARCO Chemical, then a wholly-owned subsidiary of ARCO, entered into a number of agreements in connection with the organization of ARCO Chemical. None of these agreements was the result of arm's-length negotiations between independent parties. It was the intention of Lyondell, ARCO and ARCO Chemical that such agreements and the transactions provided for therein, taken as a whole, accommodate the parties' interests in a manner that was fair to the parties, while continuing certain mutually beneficial arrangements. The Audit Committee of the Board of Directors of the Company, whose members are not affiliated with the Company, ARCO or its affiliates, has determined that such agreements, taken as a whole, were fair to the Company and its stockholders. Because of the complexity of the various relationships between Lyondell, ARCO, its direct and indirect subsidiaries, including ARCO Chemical (together, "ARCO Affiliates"), there can be no assurance that each of such agreements, or the transactions provided for therein, has been effected on terms at least as favorable to the Company as could have been obtained from unaffiliated parties.

The terms and provisions of many of these initial agreements have subsequently been modified or supplemented and additional or modified agreements, arrangements and transactions will be determined through negotiation among the Company and ARCO Affiliates, and it is possible that conflicts of interest will be involved. Future contractual relations between the Company and ARCO Affiliates will be subject to certain provisions of the Company's Certificate of Incorporation. In addition, the Audit Committee of the Board of Directors of the Company has adopted a set of guidelines for the review of all agreements entered into between the Company and ARCO Affiliates. These guidelines include a provision that, at least annually, the Audit Committee will review such agreements or the transactions provided for therein to assure that such agreements are fair to the Company and its stockholders.

During 1994, Lyondell purchased certain of its feedstock requirements from ARCO Affiliates and paid them fees for transportation of product. For the year ended December 31, 1994, Lyondell paid ARCO Affiliates approximately $45 million. During 1994, Lyondell sold products to and provided services for ARCO Affiliates, including sales of benzene, MTBE, ethylene, propylene and methanol to ARCO Chemical and crude oil resales and sales of lube oil to other ARCO Affiliates. For the year ended December 31, 1994, Lyondell received approximately $314 million from sales to and services for ARCO Affiliates, of which $310 million represented sales to and services for ARCO Chemical. See
Note 8 of "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS".

In connection with the ARCO Note Offering, the Company and ARCO entered into agreements governing their ongoing relationships, including a Registration Rights Agreement that provides ARCO with rights under certain circumstances to compel the Company to file a registration statement with the SEC with respect to all or a portion of the shares of Common Stock held by ARCO. At the same time, ARCO announced its intention to vote its shares in proportion to the votes of the non-ARCO stockholders, except under certain limited circumstances.

For a summary of agreements, arrangements and transactions among the Company, ARCO Chemical and ARCO see "TRANSACTIONS BETWEEN THE COMPANY AND ARCO", which is included in the 1995 Proxy Statement and incorporated herein by reference as part of Item 13 of this Annual Report on Form 10-K.


                RESEARCH AND TECHNOLOGY; PATENTS AND TRADEMARKS

The Company uses numerous patents in its operations, many of which are licensed from third parties, including ARCO. See Item 13 -- "Certain Relationships and Related Transactions" (incorporated by reference). Although the Company's licenses from ARCO and others are significant to its operations, the Company is not dependent upon any particular patent, trade secret or the like, and it believes that the loss of any individual patent, trade secret or similar proprietary right would not have a material adverse effect on the operations of the Company. The Company submitted several new patent applications during 1994 to protect new processes it developed.

In 1992, the Company introduced a new technology called ISOMPLUS for producing low-cost isobutylene by isomerizing normal butylenes. Isobutylene is a key ingredient in MTBE, and management believes that ISOMPLUS will play an important role in the next increments of capacity that the industry will need to supply the demand for MTBE in reformulated gasoline. In an effort to accelerate worldwide commercialization of Lyondell's butylene isomerization process, Lyondell has commercialized the technology through a joint development and licensing relationship with CDTECH, a leading supplier of ethers technologies used in reformulated fuels production and has entered into licensing arrangements with third parties. The arrangement with CDTECH is intended to commercialize two processes, isomerization and etherification, to produce blending agents for cleaner burning gasolines. During the first quarter of 1995, the ISOMPLUS unit at the Channelview Complex became operational and commercial production of isobutylene using the new technology began. In connection with this project, the existing MTBE unit at the Channelview Complex was expanded. Research efforts are continuing on similar technology to produce isoamylene, a feedstock used to produce TAME, another oxygenate used in the production of reformulated gasoline.

The Company also has product development efforts aimed at tailoring products to meet specific customer needs, especially in such areas as resins, fibers, adhesives and sealants. Lyondell's research and development efforts have resulted in the invention of KromaLon TM, an enhanced polyolefin fiber for the carpet market. This advancement in fiber technology enables the production of a recyclable fiber with advanced coloring capabilities. In addition to the inherent stain resistance of polypropylene, the new fiber is dyeable and printable, providing advantages for commercial and residential applications.

The Company uses numerous trademarks in its marketing operations, a portion of which are licensed from third parties, including ARCO. The Company is not dependent upon any particular trademark, and it believes the loss of any individual trademark would not have a material adverse effect on its operations. The Company submitted several new trademark applications during 1994 to protect product line names and to foster its marketing position.

                                 FINANCE MATTERS

The Company uses cash flow to enhance total return to stockholders. To achieve this, the Company's first priority for cash use is to make high return
investments in its businesses.   As a result of improved business conditions,
the Company has currently identified more high return opportunities. The Company increased its level of capital spending during 1994 and anticipates spending levels in 1995 in excess of 1994 levels.

The Company's goals include achieving and maintaining an investment-grade debt rating while maintaining sufficient liquidity and debt capacity through all phases of the industry cycle to provide for what it deems to be sufficient capability to invest in attractive capital projects and possible external business opportunities. The

Company continues to have an interest in pursuing external business opportunities with positive cash flow and returns in excess of its cost of capital that would allow it to increase downstream integration or leverage its operating expertise and increase operating flexibility across a larger olefins asset base. These opportunities may take the form of acquisitions or other business structures. See "PETROCHEMICAL SEGMENT - Capital Program".

In the near term, the next priority for cash flow after such investments is to build liquidity and reduce debt in order to progress toward these financial goals. The Company intends that excess cash flow above the amounts needed to fund its capital projects, external business opportunities and appropriate liquidity needs, would be returned to the stockholders. The Company views its current dividend as sustainable and intends that any future dividend decisions be based on maintaining a sustainable dividend level. See "Item 5 - Market for Registrants Common Equity and Related Stockholder Matters". The Company has not established specific financial targets for such matters as capital spending, cash and debt levels, but instead anticipates that such matters will be adjusted to reflect current business conditions and opportunities. Substantial changes in business conditions or new opportunities may also change cash flow priorities.

LONG-TERM DEBT AND FINANCING ARRANGEMENTS

As of December 31, 1994, the Company had $717 million of long-term debt consisting of $300 million of notes due 1996 and 1999, $200 million of notes due 1997 and 2002 and $217 million of medium-term notes due from 1995 to 2005.

The Notes due 1996 and 1999 and the medium-term notes contain provisions that would allow the holders to require the Company to repurchase the debt upon the occurrence of certain events combined with specified declines in public ratings on the Notes due 1996 and 1999 ("Put Rights"). Events which may trigger the Put Rights include, among other things, acquisitions by persons other than ARCO or the Company of more than 20 percent of the Company's Common Stock, any merger or transfer of substantially all of the Company's assets in connection with which the Company's Common Stock is changed into or exchanged for cash, securities or other property and payment of "special" dividends. See "Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters". The foregoing summary of the Put Rights is not intended to be complete and it is subject to, and qualified in its entirety by reference to, the terms of the Indenture for the Notes due 1996 and 1999 which has been filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 and is incorporated herein by reference.

Company Unsecured Revolving Credit Facility- During December 1993, the Company finalized a five year, $400 million unsecured revolving credit facility ("Facility"). At the present time, the Company views the Facility as a back-up source of liquidity that is also potentially available to fund investment opportunities. The Company does not believe that the covenants or the other terms of the Facility described below are reasonably likely to materially affect or restrict the future operation of the Company's business or its ability to pay dividends on its Common Stock. At December 31, 1994, no amounts were outstanding under the Facility.

Under the terms of the Facility, the interest rate for borrowings is based on Euro-Dollar, certificate of deposit ("CD") or prime rates, at the Company's option, and also is dependent upon the Facility utilization rate and the Company's debt ratings. The Facility contains restrictive covenants regarding the incurrence of additional debt, the maintenance of certain fixed charge coverage and leverage ratios and the making of contributions to LCR, as well as the payment of dividends to the extent the Company's net income after December 31, 1993 generally does not exceed, over time, dividends declared or paid after that date.

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

In addition to other customary events of default, the Facility provides that an event of default will occur (i) if the Company fails to pay when due (whether by scheduled maturity, acceleration or otherwise) an aggregate amount of indebtedness or interest thereon (other than with respect to loans under the Facility) in excess of $15 million, or (ii) if the Company is determined (upon exhaustion of all appeals and expiration of all cure periods) to be in default of a material obligation under the LCR Regulations. The foregoing summary of the Facility is not intended to be complete and it is subject to, and qualified in its entirety by reference to, the terms of the Facility which has been filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

LCR Unsecured Revolving Credit Facility- Effective July 1, 1994, LCR entered into a 364 day unsecured $70 million revolving credit facility with a group of banks, including Bank of America (formerly Continental Bank, N.A.), as agent ("LCR Facility"). Under terms of the LCR Facility, LCR may borrow with interest based on prime, LIBOR or CD rates at LCR's option or have letters of credit issued on its behalf. The LCR Facility may be extended at the request of LCR upon consent of the bank group. The LCR Facility contains covenants that limit LCR's ability to modify certain significant contracts, dispose of assets or merge or consolidate with other entities. This agreement replaced a $100 million revolving credit facility with substantially the same terms which expired on June 30, 1994. At December 31, 1994, $20 million was outstanding under the LCR Facility. The foregoing summary of the LCR Facility is not intended to be complete and it is subject to, and qualified in its entirety by reference to, the terms of the LCR Facility which has been filed as an exhibit to this Annual Report on Form 10-K.

For a further discussion of the Company's long-term debt and financing arrangements, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- FINANCIAL CONDITION" and "Note 13 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS".

                                 ENVIRONMENTAL MATTERS

Lyondell's production facilities are generally required to have permits and licenses regulating air emissions, discharges to water and generation, storage, treatment and disposal of hazardous wastes. Companies such as Lyondell that are permitted to treat, store or dispose of hazardous waste and maintain underground storage tanks pursuant to the Resource Conservation and Recovery Act ("RCRA") also are required to meet certain financial responsibility requirements. The Company believes that it has all permits and licenses generally necessary to conduct its business or, where necessary, is applying for additional, amended or modified permits and that it meets applicable financial responsibility requirements.

The Company's policy is to be in compliance with all applicable environmental laws. The Company also is committed to Responsible Care(R), a chemical industry initiative to enhance the industry's responsible management of chemicals. The Company (together with the industries in which it operates) is subject to extensive federal, state and local environmental laws and regulations concerning emissions to the air, discharges onto land or waters and the generation, handling, storage, transportation, treatment and disposal of waste materials. Some of these laws and regulations are subject to varying and conflicting interpretations. In addition, the Company cannot accurately predict future developments, such as increasingly strict requirements of environmental laws, inspection and enforcement policies and compliance costs therefrom, which might affect the handling, manufacture, use, emission or disposal of products, other materials or hazardous and non-hazardous waste. In particular, the ultimate effect of the Clean Air Act on the Company's operations will depend on how the law is interpreted and implemented pursuant to regulations that are currently being developed and on additional factors such as the evolution of environmental control technologies. For example, in April 1994, new regulations relating to emission standards for a large number of petrochemicals such as methanol, butadiene and toluene, were announced by the EPA. The Company is in the process of analyzing the impact that these new regulations will have on its businesses. Some risk of environmental costs and liabilities is inherent in particular operations and products of the Company, as it is with other companies engaged in similar businesses, and there is no assurance that material costs and liabilities will not be incurred. In general, however, with respect to the capital expenditures and risks described above, the Company does not expect that it will be affected differentially from the rest of the domestic petrochemical and refining industry.

In some cases, compliance with environmental, health and safety laws and regulations can only be achieved by capital expenditures. In the years ended December 31, 1994 and 1993, the Company spent approximately $48 million and $38 million, respectively, for environmentally related capital expenditures at existing facilities. For 1995 and 1996, the Company currently estimates that environmentally related capital expenditures at existing facilities will be approximately $42 million and $49 million, respectively. The timing and amount of these expenditures are subject to the regulatory and other uncertainties described above as well as obtaining of the necessary permits and approvals. For periods beyond 1996, additional environmentally related capital expenditures will be required, although the Company cannot accurately predict the levels of such expenditures at this time.

The Refinery contains on-site solid-waste landfills which were used in the past to dispose of waste generated at this facility. It is anticipated that corrective measures will be necessary to comply with federal and state requirements with respect to this facility. In addition, the Company negotiated an order with the Texas Natural Resource Conservation Commission ("TNRCC"), for assessment and remediation of groundwater and soil contamination at the Refinery. The Company's policy is to accrue remediation expenses when it is probable that such efforts will be required and the related expenses can be reasonably estimated. Estimated costs for future environmental compliance and remediation are necessarily imprecise due to such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites and the allocation of costs among the responsible parties under applicable statutes. The Company has reserved an amount (without regard to potential insurance recoveries or other third party reimbursements) it believes to be sufficient to cover current estimates of the cost for remedial measures at its manufacturing facilities based upon its interpretation of current environmental standards. In the opinion of management, there is no material range of loss in excess of the amount recorded. Based on the establishment of such reserves, and the status of discussions with regulatory agencies described in this paragraph, and although the reserves are subject to increase, the Company does not anticipate any material adverse effect upon its financial statements or competitive position as a result of compliance with the laws and regulations described in this or the preceding paragraphs. See also
Item 3 -- Legal Proceedings - "Claims Relating To Waste Disposal Sites", "Other Matters" and "Management's Discussion and Analysis".

ITEM 3.  LEGAL PROCEEDINGS

GENERAL

In connection with the transfer of assets and liabilities from ARCO to Lyondell, Lyondell agreed to assume certain liabilities arising out of the operation of the Company's integrated petrochemical and petroleum processing business prior to July 1, 1988. At that time, the Company and ARCO entered into an agreement ("Cross-Indemnity Agreement") whereby the Company agreed to defend and indemnify ARCO against certain uninsured claims and liabilities which ARCO may incur relating to the operation of the business of the Company prior to July 1, 1988, including liabilities which may arise out of certain of the legal proceedings described in this Item 3. See Item 13 -- "Certain Relationships and Related Transactions". Prior to November 20, 1990, ARCO's insurance carriers had assumed the defense of most of the lawsuits described in this Item 3. Since that date, ARCO's insurance carriers have refused to advance defense costs in those lawsuits relating to certain of the waste disposal sites. See "Claims Relating To Waste Disposal Sites - ARCO Insurance Litigation".

In addition to the proceedings specifically described in this Item 3, ARCO, the Company and its subsidiaries are defendants in other suits, some of which are not covered by insurance. Many of these additional suits involve smaller amounts than the matters described herein, or make no specific claim for relief. Although final determination of legal liability and the resulting financial impact with respect to the litigation described in this Item 3, as well as the other litigation affecting the Company, cannot be ascertained with any degree of certainty, the Company does not believe that any ultimate uninsured liability resulting from the legal proceedings in which it currently is involved (directly or indirectly) will individually, or in the aggregate, have a material adverse effect on the business or financial statements of the Company, however the adverse resolution in any reporting period of one or more of the matters discussed in this note could have a material impact on the Company's results of operations for that period. See Note 20 of "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS".

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

CLAIMS RELATED TO COMPANY PRODUCTS

ARCO and the Company are involved in numerous suits arising in whole or in part from the operation of the Company's petrochemical and petroleum processing businesses and the assets related thereto in which the plaintiffs allege damages arising from exposure to allegedly toxic chemical products, such as benzene and butadiene. Plaintiffs in these cases usually worked at a manufacturing facility as employees of one of Lyondell's customers, were employees of the Company's contractors, or were employees of companies involved in the transportation of the Company's products to its customers. These suits allege toxic effects of exposure to chemicals sold in the ordinary course of business to third parties by various industrial concerns, including ARCO or the Company, or allege toxic chemical exposures at the Company's manufacturing facilities. Issues common to these cases include: (1) whether the plaintiff can identify a specific product to which he was allegedly exposed; (2) whether the Company supplied the identified product to which plaintiff claims he was exposed; (3) whether the plaintiff has a medical condition which, based upon competent scientific and medical evidence, is causally related to the identified product; (4) whether, and under what conditions, the plaintiff was exposed to the identified product; and (5) if the plaintiff was exposed, whether the Company has any legal defenses to the plaintiff's claims and whether there are other parties or defendants to whom the Company can turn for contribution or indemnification. The Company believes that it has always followed a policy of not only complying with all mandated standards related to product warnings and exposure levels but also of complying with Company specific standards that were more strict than those imposed by the law. As a result, the Company believes that it has a basis to avail itself of legal defenses against claims regarding its products due to exposures by employees and by claims of exposures from third parties to whom the Company sold its products.

The vast majority of chemical exposure cases name a large number of industrial concerns, in addition to the Company, as defendants and are at various stages of discovery. Although the Company does not believe that the pending chemical exposure cases will have a material adverse effect on its business or financial statements, it is difficult to determine the potential outcome of this type of case. The majority of the plaintiffs in chemical exposure legal proceedings request relief in the form of unspecified monetary damages. Furthermore, when specific amounts are requested they often bear no objective relation to the merits of the case. It is possible that if one or more of the presently pending chemical exposure cases were resolved against ARCO or the Company, the resulting damage award could be material to the Company without giving effect to contribution or indemnification obligations of co-defendants or others, or to the effect of any insurance coverage that may be available to offset the effects of any such award.

CLAIMS RELATING TO WASTE DISPOSAL SITES

Wastes generated from products produced by facilities transferred from ARCO and now owned by the Company have, from time to time, been disposed of at third-party landfills. Two of these facilities, known as the "French Ltd." and the "Brio" sites, both of which are located near Houston, Texas, have been classified as "Superfund" sites under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). The EPA has named many potentially responsible parties ("PRPs") at each site from whom wastes were allegedly received. Based on the current law, the Company does not believe that its obligation to ARCO related to ARCO's share of clean-up costs at either of these sites will result in a liability that will have, individually or in the aggregate, a material adverse effect on the business or financial statements of the Company. It is possible, however, that the Company may be involved in future CERCLA and comparable state law investigations and clean-ups. The Superfund law is scheduled for reauthorization during 1995. The proposal has generated strong reactions from business, insurance companies, lenders, municipalities and environmentalists. The Company is not able to determine with specificity what the impact of a revised Superfund law would be on the Company.

French Ltd. Site Remediation -- At the French Ltd. site, ARCO and the other PRPs have entered into a settlement agreement relating to the allocation of clean-up costs. The EPA approved the clean-up plan and a Consent Decree was entered in the Federal District Court for the Southern District of Texas in the first quarter of 1990. An amendment to the Consent Decree relating to natural resource damages has been negotiated and submitted to the court for approval. The total costs associated with the Consent Decree are currently expected to be approximately $90 million and the remediation work is expected to be completed in 1996. The Company believes that its share of clean-up costs (as allocated pursuant to the Cross-Indemnity Agreement) will be no more than five percent of total costs recovered without giving effect to any insurance coverage which may be available to offset these costs.

French Ltd. Site Litigation -- Approximately 2,500 plaintiffs have made claims related to wastes in the French Ltd. site. In each of these cases, ARCO is one of many defendants. These suits generally allege that unspecified chemical waste sent to the site by the defendants caused a decrease in property value, a decrease in plaintiffs' ability to enjoy their property, and unspecified adverse effects on plaintiffs' health. Although some of the lawsuits request relief in the form of unspecified monetary damages, the aggregate amount of actual damages sought in those cases where damages are specified exceeds $5 billion. The aggregate amount of punitive damages sought in those cases where damages are specified exceeds $20 billion. In December 1992, after mediation, ARCO, along with several other defendants, entered into a preliminary agreement to settle claims of approximately 2,200 plaintiffs. The remaining claims are in pretrial discovery. The Company's obligation, if any, under the Cross-Indemnity Agreement, to reimburse ARCO for a portion of its defense costs and settlements related to the French Ltd. site has not been determined.

Brio Site Remediation -- At the Brio site, a definitive agreement allocating these remedial costs among ARCO and the other PRPs was reached. The EPA approved the plan and a Consent Decree between the Department of Justice and a group of PRPs (including ARCO on behalf of its former divisions and subsidiaries) was entered in Federal District Court for the Southern District of Texas, in April 1991. The total clean-up cost under the original consent decree is currently estimated to be approximately $60 million. Various objections have been raised with respect to the provisions of the original remediation plan, and the EPA and the PRPs have agreed to fund a new feasibility study to evaluate alternatives for remediation. The Company believes that its share of the clean-up costs (as allocated pursuant to the Cross-Indemnity Agreement) will be no more than one percent of total costs without giving effect to any insurance coverage which may be available to offset these costs.

Brio Site Litigation -- There currently are eight separate pending legal proceedings filed against ARCO or its affiliates and numerous others in connection with the Brio Superfund site. In these proceedings, there are approximately 600 plaintiffs, many of whom are suing in their capacity as next friend of minor children. In each of these cases, ARCO is one of many defendants. Plaintiffs allege personal injury as a result of exposure to various substances that were disposed of or stored at the Brio site. These suits generally allege that defendants were negligent in sending chemical substances to the site and also contain allegations of nuisance and strict liability. The suits involve: a school district alleging damages as a result of the closing of Weber Elementary; employees of the various entities who operated the refining and reprocessing facilities at the Brio site; and other plaintiffs. All of the lawsuits request relief in the form of unspecified compensatory and exemplary damages. These suits are in pretrial discovery.

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

Other Waste Disposal Site Litigation -- The Company and ARCO are named defendants in three of four presently pending lawsuits filed on behalf of 73 plaintiffs in the state district court in Galveston County, Texas involving the alleged release of toxic and hazardous substances from the Hall's Bayou Ranch. LCR sends and, prior to July 1, 1993, Lyondell and its predecessor, ARCO, sent surface water runoff and process waste water from the Refinery to Gulf Coast Waste Disposal Authority ("GCWDA") and a portion of the solids output from GCWDA is sent for storage to the Halls Bayou Ranch site. Plaintiffs claim personal injury, diminution of property value and loss of use and enjoyment of the property. They are seeking $7 billion in actual damages and $28 billion in punitive damages. In March 1994, the Company and ARCO entered a settlement agreement to resolve these proceedings with all but seven of the plaintiffs. While the Company's portion of the settlement and the availability of insurance coverage to offset these costs has not been determined, the settlement and remaining plaintiffs' actions are not expected to have a material adverse effect on the Company's business or financial statements.

ARCO Insurance Litigation -- On November 21, 1990, ARCO filed suit against certain of its insurers with respect to insurance policies in effect at times during past years. This litigation involves claims for reimbursement of defense costs and environmental expenses incurred by ARCO in connection with ARCO's activities at sites and locations throughout the United States. ARCO's insurers had been participating in the defense of the Company and ARCO for the Mont Belvieu proceedings (see "Claims Related To Company Operations -- Mont Belvieu Litigation") as well as the litigation involving the French Ltd. and the Brio sites; however, subsequent to the filing of ARCO's lawsuit, the insurers have refused to advance defense costs for these proceedings (and certain other proceedings relating to the Company's products) until the coverage dispute has been resolved. ARCO is currently paying the defense costs in the Mont Belvieu proceedings, as well as the French Ltd. and Brio Site litigation, pending the resolution of the coverage dispute.

CLAIMS RELATED TO COMPANY OPERATIONS

Mont Belvieu Litigation -- Several organizations and groups of citizens who own property in the vicinity of Mont Belvieu, Texas, have instituted suits for monetary damages and injunctive relief against ARCO and others who own underground storage and transportation facilities in the city of Mont Belvieu.

In September 1980, Warren Petroleum Company ("Warren") experienced a leak in one of its underground hydrocarbon storage wells in Mont Belvieu. On March 18, 1983, suit was brought by 34 plaintiffs, naming Warren, ARCO and other companies with operations in Mont Belvieu as defendants. These plaintiffs claimed property damage, and, in some instances, personal injuries allegedly resulting from storage operations in Mont Belvieu. Later, 83 additional plaintiffs joined the suit. Because of the number of plaintiffs, the court divided this lawsuit into three separate lawsuits. In February 1986, ARCO was granted a directed verdict as to all of the claims of the plaintiffs in the first of the three lawsuits to be tried which had the effect of dismissing all the pending claims without the ability to refile. Thereafter, the plaintiffs in the two remaining cases dropped their claims against ARCO. ARCO remains in these two cases as a result of cross claims for contribution filed by other defendants. These suits have not been set for trial.

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

In December 1991, the District Court in Chambers County entered a take nothing summary judgment in favor of ARCO, the Company and other companies who were named as defendants in that lawsuit. The plaintiff sought injunctive relief, recovery of more than $9 million in actual damages and more than $28 million in punitive damages in this case. The plaintiff appealed the adverse ruling. In July 1992, the State Court of Appeals reversed and remanded the case for retrial in Harris County based on its interpretation of proper venue. In September 1993, a summary judgment in the state district court in the 270th District Court in Harris County was granted in favor of all defendants in this matter. In December 1994 the Texas First District Court of Appeals affirmed the summary judgment.

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

ARCO is paying all defense costs in all of the Mont Belvieu litigation and the Company does not expect that a claim for reimbursement will be made under the Cross-Indemnity Agreement.

Channelview Nuisance Litigation -- In 1992 and 1993, the Company, together with Arco Chemical and one other defendant, was named as a defendant in two separate lawsuits that were filed in two state district courts in Harris County, Texas. The consolidated lawsuits generally allege that operations of the defendants' facilities caused diminution in property value, interference with the use and enjoyment of their property and personal injuries and sought unspecified actual damages in excess of $5 million and punitive damages in excess of $20 million. A settlement agreement has been reached with each of the individuals in the consolidated lawsuits. The Company's share of the aggregate settlement amounts will not result in any material adverse effect on the business or financial statements of the Company.

OTHER MATTERS

In July 1994 the Company reported results of an independent investigation conducted by the Audit Committee of the Board of Directors regarding the compliance status of two process waste water streams under the applicable Benzene National Emissions Standard for Hazardous Air Pollutants ("NESHAPS") regulations and certain issues raised by an employee. Noncompliance with the Benzene NESHAPS regulations and the related reporting requirements can result in civil penalties and, under certain circumstances, substantial civil and, potentially, criminal penalties. The Company received a notice of violation from the TNRCC regarding the two streams and consented to pay a fine of $10,200. In addition, the Company incurred approximately $1 million in capital costs in connection with these waste water streams to achieve on-going compliance with the benzene NESHAPS regulations. Although the EPA has not yet made a final determination as to whether it will initiate separate enforcement proceedings, the Company does not believe that any aspects of the matters described above will subject the Company to criminal liability or have a material adverse effect on the Company's business or financial statements.

In the fourth quarter of 1992, the Refinery underwent an EPA multi-media inspection. At this time, the EPA has not formally notified the Company of the enforcement action to be taken, if any. In March 1995, the Occupational Safety and Health Administration ("OSHA") cited LCR for alleged violations at the Refinery. The citations resulted from an investigation conducted in the second half of 1994 and carry proposed fines in the aggregate of $208,500. The alleged violations primarily involve record-keeping, reporting, incident investigation and monitoring procedures. A portion of the citations were settled for $13,000 and LCR intends to contest the remaining $90,500 of citations.

In addition to the matters reported in this Item 3, from time to time the Company receives notices from federal, state or local governmental entities of alleged violations of environmental laws and regulations pertaining to, among other things, the disposal, emission and storage of chemical and petroleum substances, including hazardous wastes. Although the Company has not been the subject of significant penalties to date, such alleged violations may become the subject of enforcement actions or other legal proceedings and may (individually or in the aggregate) involve monetary sanctions of $100,000 or more (exclusive
of interest and costs).   In the opinion of management, there is no material
range of loss in excess of the amount recorded.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1994.

                   EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

Set forth below are the executive officers of Registrant as of March 1, 1995.


NAME, AGE AND PRESENT                  BUSINESS EXPERIENCE DURING PAST
POSITION WITH LYONDELL           FIVE YEARS AND PERIOD SERVED AS OFFICER(S)
---------------------------  ---------------------------------------------------

John R. Beard, 42..........  Mr. Beard became Vice President Quality, Supply
Vice President,              and Planning on July 1, 1993.  Mr. Beard was
Quality, Supply and          appointed Vice President, Planning and Evaluations
 Planning                    in May 1992. He served as the Site Manager of
                             Lyondell's Houston Refinery from 1988 until April
                             1992.  From 1985 until 1988, he served in
                             management assignments in evaluations, marketing
                             and manufacturing. Prior to 1985, he served in
                             various management positions for ARCO Products
                             Company and the ARCO Chemical Division.


Clifton B. Currin, Jr., 40.  Mr. Currin was elected Vice President, Olefins, on
Vice President, Olefins      October 21, 1994 with primary responsibility for
                             olefins marketing.  Mr. Currin was previously
                             commercial manager for light olefins.  From 1985
                             until 1990 he served in assignments in evaluations
                             and marketing.  Prior to 1985 he served in various
                             engineering, health, safety and environmental,
                             manufacturing and evaluations positions for ARCO
                             Products Company.

Bob G. Gower, 57 ........    Mr. Gower was elected Chairman of the Board of
 President,                  Directors of the Company on August 31, 1994.  Mr.
Chairman of the Board and    Gower has served as Chief Executive Officer of the
 Chief Executive Officer     Company since October 24, 1988 and has been a
                             Director of the Company since June 27, 1988.  He
                             was President of Lyondell and its predecessor, the
                             Lyondell Division, since formation of the Lyondell
                             Division in April 1985.  Prior thereto, Mr. Gower
                             served in various positions with ARCO, including
                             Senior Vice President of ARCO.



   NAME, AGE AND PRESENT               BUSINESS EXPERIENCE DURING PAST
  POSITION WITH LYONDELL         FIVE YEARS AND PERIOD SERVED AS OFFICER(S)
---------------------------  ---------------------------------------------------



Richard W. Park, 55........  Mr. Park was elected Vice President, Human
Vice President,              Resources on June 27, 1988.  He previously served
Human Resources              as Vice President of Employee Relations of the
                             Lyondell Division from February 1987.  From 1985
                             to 1987 he served as Manager of Personnel for the
                             Specialty Chemicals and International Units of the
                             ARCO Chemical Division.  Prior to 1985 he held
                             other employee relations positions with divisions
                             of ARCO.



Jeffrey R. Pendergraft, 46.  Mr. Pendergraft was named Senior Vice President on
Senior Vice President,       May 6, 1993. Mr. Pendergraft was elected Vice
General Counsel and          President and General Counsel on June 27, 1988 and
 Secretary                   Secretary on October 24, 1988.  From September
                             1985 to June 1988, he served as General Attorney
                             of the Lyondell Division.  Prior thereto, he
                             served as an attorney for various operating
                             divisions and corporate units of ARCO at
                             increasing levels of responsibility.


W. Norman Phillips, Jr., 40  Mr. Phillips was elected Vice President,
Vice President,              Channelview Operations on May 6, 1993.  From May
Channelview Operations       1992 until May 1993, he served as Site Manager of
                             Channelview Operations.  He previously served as
                             Manager, Planning from August 1991 until May 1992.
                             Prior to August 1991, he served in various
                             positions in manufacturing and marketing for ARCO
                             and Lyondell, including Sales Manager in the
                             Petroleum Products Marketing Department from
                             September 1987 until August 1991.


Joseph M. Putz, 54 .......  Mr. Putz was elected Vice President and Controller
Vice President               on October 24, 1988.  Previously he was Vice
and Controller               President, Control and Administration of Lyondell,
                             and its predecessor, the Lyondell Division, from
                             June 1987 to October 1988.  From 1986 to 1987 he
                             served as Director, Internal Control of ARCO.
                             From 1985 to 1986 he served as Manager of Special
                             Projects for ARCO.  Prior to 1985, he held various
                             financial positions with divisions of ARCO.




   NAME, AGE AND PRESENT               BUSINESS EXPERIENCE DURING PAST
  POSITION WITH LYONDELL         FIVE YEARS AND PERIOD SERVED AS OFFICER(S)
---------------------------  ---------------------------------------------------

Dan F. Smith, 48...........  Mr. Smith was elected President of the Company on
President,                   August 31, 1994.  Mr. Smith was Executive Vice
Chief Operating Officer      President from May 1993 to August 1994 and has
 and Director                been Chief Operating Officer since May 1993.  Mr.
                             Smith was elected a Director of the Company on
                             October 24, 1988. He served as Vice President
                             Corporate Planning of ARCO from October 1991 until
                             May 1993.  He previously served as Executive Vice
                             President and Chief Financial Officer of the
                             Company from October 1988 to October 1991 and as
                             Senior Vice President of Manufacturing of
                             Lyondell, and its predecessor, the Lyondell
                             Division, from June 1986 to October 1988.  From
                             August 1985 to June 1986, Mr. Smith served as Vice
                             President of Manufacturing for the Lyondell
                             Division.  He joined the Lyondell division in
                             April 1985 as Vice President, Control and
                             Administration.  Prior to 1985, he served in
                             various financial, planning and manufacturing
                             management positions with ARCO.



Debra L. Starnes, 42.......  Ms. Starnes was named Senior Vice President on
Senior Vice President,       October 21, 1994.  Ms. Starnes previously served
Petrochemicals Business      as Vice President, Petrochemicals Business
 Management                  Management and Marketing from July 1, 1993. She
and Marketing                also served as Vice President, Petrochemicals
                             Business Management  from May 22, 1992 to July
                             1993. She served as Vice President, Corporate
                             Planning from September 1991 until May 1992. From
                             January 1989 to September 1991, she served as
                             Director, Planning. Prior to 1989, she held
                             various manufacturing, marketing and planning
                             positions with ARCO and Lyondell.



Russell S. Young, 46.......  Mr. Young was elected Senior Vice President, Chief
Senior Vice President,       Financial Officer and Treasurer on May 7, 1992.
Chief Financial Officer      He previously served as Vice President and
and Treasurer                Treasurer from November 1988 until May 1992.  Mr.
                             Young served as Controller of the ARCO Products
                             Division from September 1986 to January 1989.
                             Prior to September 1986 he served in various
                             finance positions for ARCO including Assistant
                             Treasurer.



* The By-Laws of the Company provide that each officer shall hold office until the officer's successor is elected or appointed and qualified or until the officer's death, resignation or removal by the Board of Directors.

                         DESCRIPTION OF CAPITAL STOCK

The authorized capital stock of the Company currently consists of 250,000,000 shares of Common Stock, par value $1 per share and 80,000,000 shares of preferred stock, par value $.01 per share. The following summary description of the capital stock of the Company is qualified in its entirety by reference to the Certificate of Incorporation, as amended and the Amended and Restated By-Laws of the Company, copies of which are filed as exhibits to this Annual Report on Form 10-K.

COMMON STOCK

The Company is currently authorized to issue 250,000,000 shares of Common Stock, of which 80,000,000 shares of Common Stock are outstanding at the date hereof.

Holders of Common Stock ("Stockholders") are entitled (i) to receive such dividends as may from time to time be declared by the Board of Directors of the Company; (ii) to one vote per share on all matters on which the Stockholders are entitled to vote; (iii) to act by written consent in lieu of voting at a meeting of Stockholders; and (iv) to share ratably in all assets of the Company available for distribution to the Stockholders, in the event of liquidation, dissolution or winding up of the Company. For additional information regarding the Company's dividend policy, see Item 5 of this Annual Report on Form 10-K. The holders of a majority of the shares of Common Stock represented at a meeting can elect all of the directors. See Item 12 -- "Security Ownership of Certain Beneficial Owners and Management" which is incorporated herein by reference.

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

The Transfer Agent, Registrar and Dividend Disbursing Agent for the Common Stock is The Bank of New York.

PREFERRED STOCK

In July 1994, the Stockholders approved an amendment to the Certificate of Incorporation of the Company authorizing the issuance of up to 80,000,000 shares of Preferred Stock, $0.01 par value per share. Pursuant to the terms of the amendment, the Board will be able to specify the precise characteristics of the Preferred Stock to be issued, in light of current market conditions and the nature of specific transactions, and will not be required to solicit further authorization from Stockholders for any specific issue of Preferred Stock. The Board of Directors has no present intention to issue any series of Preferred Stock.

The Board of Directors has adopted a policy providing that no future issuance of Preferred Stock will be effected without Stockholder approval unless the Board of Directors (whose decision shall be conclusive) determines in good faith (i) that such issuance is primarily for the purpose of facilitating a financing, an acquisition or another proper corporate objective or transaction, and (ii) that any anti-takeover effects of such issuance are not the Company's primary purpose for effecting such issuance. The Board of Directors will not amend or revoke this policy without giving written notice to the holders of all outstanding shares of the Company's stock; however, no such amendment or revocation will be effective, without Stockholder approval, to permit a subsequent issuance of Preferred Stock for the primary purpose of obstructing a takeover of the Company by any person who has, prior to such written notice to stockholders, notified the Board of Directors of such persons desire to pursue a takeover of the Company.

                                 PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock is listed on the New York Stock Exchange. ARCO has advised the Company that, as of March 1, 1995, ARCO owned 39,921,400 shares of the Common Stock, which represented 49.9 percent of the outstanding shares.

The reported high and low sale prices of the Common Stock on the New York Stock Exchange (New York Stock Exchange Composite Tape) for each quarter from January 1, 1993 through December 31, 1994, inclusive, were:


        Period                 High    Low
      ----------              ------  ------

          1993
            First Quarter     29-1/2  23-3/4
            Second Quarter    26-5/8  19
            Third Quarter     21-5/8  16-3/4
            Fourth Quarter    21-1/2  18-3/8

          1994
            First Quarter     23-7/8  20-5/8
            Second Quarter    27      21-1/4
            Third Quarter     32-7/8  23-5/8
            Fourth Quarter    31-1/8  23

On March 1, 1995, the closing price of the Common Stock was $23.375, and there were approximately 3,000 holders of record of the Common Stock.

During the last two years, Lyondell has declared per share quarterly cash dividends (which were paid in the subsequent quarter) as follows:

                         1st Quarter  2nd Quarter  3rd Quarter  4th Quarter
                         -----------  -----------  -----------  -----------


    1993.............        $0.45       $0.225*      $0.225      $0.225
    1994.............        $0.225      $0.225       $0.225      $0.225


    * On July 23, 1993, the Board of Directors decreased the amount of the regular quarterly dividend from $0.45 to $0.225 per share.

The declaration and payment of dividends is at the discretion of the Board of Directors. The future declaration and payment of dividends and the amount thereof will be dependent upon the Company's results of operations, financial condition, cash position and requirements, investment opportunities, future prospects and other factors deemed relevant by the Board of Directors.

Subject to these considerations and to the legal considerations discussed in the following paragraph, the Company currently intends to distribute to its Stockholders cash dividends on its Common Stock at a quarterly rate of $0.225 per share.

In order to declare and pay dividends in the future, the Board of Directors will have to make the determination that for purposes of the General Corporation Law of the State of Delaware ("Delaware Law") there is a sufficient amount of surplus (the amount by which its assets exceed its liabilities and capital) at that time or sufficient net profits. In determining the amount of surplus of the Company for purposes of Delaware Law, the Company's assets, including the stock of any of its subsidiaries, may be valued by the Board of Directors at their current market value. In connection with each dividend declaration, the Board of Directors makes a determination that, based upon its familiarity with the Company's business, prospects and financial condition, the Company's recent earnings history and forecast, an appraisal of the Company's assets and discussions with the Company's executive officers, attorneys and accountants, the dividend is a permitted dividend under Delaware Law.

As detailed on page 15 herein, certain of the Company's debt instruments contain provisions that generally provide that the holders of such debt may, under certain limited circumstances, require the Company to repurchase the debt ("Put Rights"). In addition to the occurrences described on page 15 herein, the Put Rights may be triggered by the making of certain unearned distributions to Stockholders, other than regular dividends, that are followed by a specified decline in public ratings on such debt. Regular dividends are those quarterly cash dividends determined in good faith by the Board of Directors (whose determination is conclusive) to be appropriate in light of the Company's results of operations and capable of being sustained.

The determinations described in the paragraphs above were made prior to the declaration of $0.225 per share dividend to be made on March 15, 1995.

The Companys $400 million Facility also could limit the Company's ability to pay dividends under certain circumstances. See "Items 1 and 2 -- FINANCE MATTERS".

During 1994, the Company paid $72 million in dividends. All regular dividend payments in 1994 represent taxable income and not a return of capital as has occurred in prior years.

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


ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth selected financial information for the Company:


                                              FOR THE YEAR ENDED DECEMBER 31
MILLIONS OF DOLLARS, EXCEPT PER SHARE     -------------------------------------
 AMOUNTS                                   1994    1993    1992    1991    1990
----------------------------------------  ------  ------  ------  ------  ------


Sales and other operating revenues......  $3,857  $3,850  $4,809  $5,735  $6,499
Income before cumulative effect of
 accounting changes.....................     223       4      26     222     356
Net income (*)..........................     223      26      16     222     356
Earnings per share before cumulative
 effect of accounting changes...........    2.78     .06     .32    2.78    4.45
Earnings per share......................    2.78     .33     .20    2.78    4.45
Dividends per share.....................     .90    1.35    1.80    1.75    4.10
Total assets............................   1,663   1,231   1,215   1,479   1,372
Capitalized lease obligations, less
 current portion........................     ---     ---     ---     156     187
Long-term debt, less current portion....     707     717     725     554     471


(*) The 1993 amount includes an increase in net income from the cumulative effect of the accounting change for turnarounds of $22 million, or $0.27 per share. The 1992 amount includes a net decrease in net income of $10 million, or $.12 per share related to the cumulative effect of accounting changes for postretirement benefits other than pensions and income taxes. See Note 4 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

As discussed in Note 3 of Notes to Consolidated Financial Statements, on July 1, 1993, Lyondell Petrochemical Company (the "Company" or "Lyondell") and CITGO Petroleum Corporation ("CITGO") announced the commencement of operations of LYONDELL-CITGO Refining Company Ltd. ("LCR"), a new entity owned by subsidiaries of the Company and CITGO. LCR owns and operates the refining business formerly owned by the Company, including the full-conversion refinery ("Refinery"). LCR is undertaking a major upgrade project at the Refinery to enable the facility to process substantial additional volumes of very heavy crude oil. CITGO is providing a major portion of the funds for the upgrade project and has provided in excess of $100 million for funding other capital projects. Definitive cost engineering for the upgrade is substantially complete and at the present time, LCR management anticipates the cost for the project, which is scheduled to be completed in late 1996, will be approximately $955 million, including an allowance for contingency costs.

On July 1, 1993, LCR entered into a long-term crude oil supply contract ("Crude Supply Contract") with LAGOVEN, S.A., an affiliate of CITGO. In addition, under terms of a long-term product sales agreement ("Products Agreement"), CITGO is purchasing approximately 80 to 85 percent of the refined products produced at the Refinery. Both LAGOVEN and CITGO are subsidiaries of Petroleos de Venezuela, S.A., the national oil company of Venezuela.

Prior to completion of the upgrade project, the Crude Supply Contract requires LCR to purchase and LAGOVEN to supply a minimum of the Refinery's coking capacity, 125,000 barrels per day of heavy Venezuelan crude oil. The contract incorporates a formula price based on the market value of a slate of refined products deemed to be produced from each particular crude oil or feedstock, less: (i) certain deemed refining costs, adjustable for inflation; (ii) certain actual costs, including crude transportation costs, import duties and taxes; and
(iii) a deemed margin, which varies according to the grade of crude oil or other feedstock delivered. Deemed costs are adjusted periodically based on inflation rates for specific deemed cost components. Adjustments to margins track, but are less than, inflation rates. Because deemed operating costs and the slate of refined products deemed to be produced for a given barrel of crude oil or other feedstock do not necessarily reflect the actual costs and yields in any period and also because the market value of the refined products used in the pricing formula does not necessarily reflect the actual price received for the refined products, the actual refining margin earned by LCR under the Crude Supply Contract will vary depending on, among other things, the efficiency with which LCR conducts its operations during such period.

Notwithstanding the limitations discussed above, however, the Crude Supply Contract is designed to reduce the inherent earnings and cash flow volatility of the refining operations of LCR irrespective of market fluctuations of either crude oil or refined products. Specifically, should the market value of refined products "deemed" to be produced from the Venezuelan crude oil increase, the "deemed" cost of crude oil to LCR will also increase. Alternatively, if the market value of refined products "deemed" to be produced from the Venezuelan crude oil decreases, the deemed cost of crude oil to LCR will also decrease. This results in relatively stable "deemed" margins regardless of refined products market volatility. If the actual yields, costs or volumes differ substantially from those contemplated by the Crude Supply Contract, the benefits of this agreement to LCR could be substantially different than anticipated.

Prior to commencement of LCR operations on July 1, 1993, the petrochemical and refining operations of the Company were considered to be a single segment due to the integrated nature of their operations. However, these operations are now considered to be separate segments due to the formation of LCR and the related separate management and operations of that entity. See Note 21 - Segment Information, of Notes to Consolidated Financial Statements.

The petrochemical segment consists of olefins including ethylene, propylene, butadiene, butylenes and specialty products; polyolefins including polypropylene and low density polyethylene; aromatics produced at the Channelview petrochemical complex ("Channelview Complex") including benzene and toluene; methanol and refinery blending stocks.

The refining segment consists of refined petroleum products, including gasoline, heating oil and jet fuel; aromatics produced at the Refinery, including benzene, toluene, paraxylene and orthoxylene; lubricants, including industrial and motor oils; olefins feedstocks and crude oil resales.

The following table sets forth sales volumes for the Company's major products for the periods indicated. Sales volumes include production, purchases of products for resale, propylene production from the product flexibility unit and draws from inventory.

                                        FOR THE YEAR ENDED DECEMBER 31
                                        ------------------------------
                                          1994         1993        1992
                                        --------      -------       -----
Selected petrochemical products
 (millions) (excluding intersegment
 sales):
   Ethylene, propylene and polymers
    (pounds)............................  6,090        5,366       5,785
   Other olefins (pounds) *.............  1,048        1,150       1,158
   Methanol (gallons) *.................    169          225         212
   Aromatics (gallons)..................    160          125         112

Refined products (thousand barrels per
 day)
 (excluding intersegment sales):
   Gasoline.............................    109          120         125
   Heating oil (no. 2 distillate).......     44           62          60
   Jet fuel.............................     24           30          38
   Aromatics............................      8           10          11
   Other refined products...............     46           41          43
                                          -----        -----       -----
      Total refined products volumes....    231          263         277
                                          =====        =====       =====

--------------------------

* Due to a change in a sales contract with a customer effective January 1, 1994, these products are now consumed in the manufacture of methyl tertiary butyl ether ("MTBE"). The 1993 sales volumes, if restated in a manner consistent with 1994, would be 797 million pounds and 195 million gallons for Other Olefins and Methanol, respectively and the 1992 sales volumes would be 802 million pounds and 178 million gallons for Other Olefins and Methanol, respectively.

The following table sets forth the Company's sales and other revenues for the periods indicated:

                                        FOR THE YEAR ENDED DECEMBER 31
                                        ------------------------------
MILLIONS OF DOLLARS                        1994     1993     1992
-------------------                       -------  -------  -------
Petrochemical products
 (excluding intersegment sales):
   Ethylene, propylene and polymers.....   $1,113   $  808   $  939
   Other olefins (a)....................      173      169      177
   Methanol (a).........................      133       89       77
   Aromatics............................      171      120      121
   Other petrochemical products and
    other revenues......................      193      140       95
                                           ------   ------   ------
        Total petrochemical products
         sales..........................    1,783    1,326    1,409
                                           ------   ------   ------
Refined products
 (excluding intersegment sales):
   Gasoline.............................      813      950    1,123
   Heating oil (no. 2 distillate).......      311      481      510
   Jet fuel.............................      178      245      342
   Aromatics............................      152      167      193
   Other refined products and other
    revenues............................      324      280      339
                                           ------   ------   ------
        Total refined products sales....    1,778    2,123    2,507
                                           ------   ------   ------
Crude oil resales (b)...................      296      401      893
                                           ------   ------   ------
      Total.............................   $3,857   $3,850   $4,809
                                           ======   ======   ======

__________________________

(a) Due to a change in a sales contract with a customer effective January 1, 1994, these products are now consumed in the manufacture of MTBE. The 1993 sales values, if restated in a manner consistent with 1994, would be $126 million and $77 million for Other Olefins and Methanol, respectively and the 1992 sales value would be $128 million and $64 million for Other Olefins and Methanol, respectively.

(b) Crude oil resales consist of revenues from the resale of previously purchased crude oil and from locational exchanges of crude oil that are settled on a cash basis. Crude oil exchanges and resales facilitate the operation of the refining segment by allowing the Company to optimize the crude oil feedstock mix in response to market conditions and refinery maintenance turnarounds and also to reduce transportation costs.


RESULTS OF OPERATIONS


OVERVIEW

Net income for 1994 was $223 million or $2.78 per share compared with $26 million or $.33 per share in 1993 and $16 million or $.20 per share in 1992. Earnings for 1993 included a $22 million after-tax benefit for the cumulative effect related to prior periods associated with a change in accounting for major maintenance turnarounds. Earnings for 1992 reflect a net after-tax charge of $10 million for the cumulative effect related to prior periods of adopting Financial Accounting Standards Board mandated accounting standards for postretirement benefits and income taxes. Excluding the effect of these accounting changes, the $219 million earnings increase in 1994 versus 1993 was due primarily to higher petrochemical margins and higher olefins sales volumes, partially offset by lower refining margins. The $22 million earnings decline in 1993 versus 1992 was due primarily to lower ethylene sales volumes and polyolefins margins, partially offset by higher refined products margins.

The Company implemented a cost reduction program in 1993 at the trough of the petrochemical cycle with the goal of reducing period costs by approximately $30 million to $50 million annually from 1992 levels, assuming continued depressed petrochemical industry conditions. After the program was implemented, a change in industry conditions and therefore in the Company's operating and maintenance plans and other factors reduced the realized savings of the cost reduction program. For example, during the latter half of 1993 and first half of 1994, the Company chose to extend the run lengths of several of its major production units by performing incremental preventive maintenance work. The cost of this unscheduled maintenance totaled approximately $13 million. Also, during 1994, the petrochemical industry experienced a significant upturn which caused the Company's net income to significantly exceed the budgeted amount. This improved profit performance triggered the accrual of various employee incentive and profit sharing plan expenses and salary and wage increases all of which were based, in part, on the Company's profit performance and totaled approximately $23 million. In addition to the above, other unbudgeted expenses were incurred during 1994 which were required to capture the opportunities presented by the economic upturn in the petrochemical industry.


PETROCHEMICAL SEGMENT

REVENUES Sales and other operating revenues, including intersegment sales, were $2.0 billion in 1994 compared to $1.5 billion in 1993 and $1.7 billion in 1992. The 1994 increase of $467 million compared to 1993 was primarily caused by higher petrochemical sales prices and volumes. Higher demand for olefins and polyolefins was caused by an improved worldwide economy, particularly in the U.S. automotive and construction sectors, which has created better market conditions for petrochemicals generally. Methanol sales prices were higher due to higher demand caused by the improvement in the worldwide economy and increased use of MTBE, of which methanol is a significant component, as well as industry supply disruptions.

The 1993 decrease in sales and other operating revenues of $169 million compared to 1992 was primarily due to lower olefins and polyolefins sales volumes and prices caused by continued poor worldwide industry conditions and higher industry production due to reduced maintenance downtime during 1993.

COST OF SALES Cost of sales was $1.5 billion in 1994 compared to $1.4 billion in 1993 and $1.5 billion in 1992. The 1994 increase of $108 million compared to 1993 was principally due to higher olefins feedstock costs resulting from higher production rates, partially offset by lower feedstock prices.

The 1993 decrease in cost of goods sold of $124 million compared to 1992 was due principally to lower olefins feedstock costs caused by the curtailment of production resulting from the poor economic conditions and to a lesser extent to lower feedstock prices.

Cost of sales was reduced in 1993 and 1992 by $5 million and $2 million, respectively associated with a reduction in inventories accounted for under the LIFO method of accounting.

SELLING EXPENSES Selling expenses amounted to $40 million in 1994 compared to $37 million in 1993 and $37 million in 1992. The $3 million increase in selling expenses in 1994 compared to 1993 was primarily due to higher terminal and freight expenses caused by higher petrochemical sales volumes.

OPERATING INCOME   Operating income amounted to $413 million in 1994 compared to
$57 million in 1993 and $102 million in 1992. The $356 million operating income increase in 1994 compared to 1993 was primarily due to higher petrochemical sales margins and higher olefins sales volumes. Improved olefins sales margins resulted primarily from higher sales prices and to a lesser extent lower feedstock prices. Olefins sales prices and volumes were higher due to higher industry-wide demand caused by the improved worldwide economies. Contributing to the improved operating income during 1994 compared to 1993 were higher methanol sales margins, partially offset by lower methanol sales volumes. Methanol sales margins were higher primarily due to higher sales prices caused in part by the improved worldwide economy. Methanol sales volumes were lower due to scheduled and unscheduled downtime of the methanol unit.

The $45 million operating income decrease in 1993 compared to 1992 was primarily due to lower ethylene sales volumes and polyolefins margins. Ethylene sales volumes and polyolefins margins were lower primarily due to poor industry and economic conditions.


REFINING SEGMENT

REVENUES Sales and other operating revenues, including intersegment sales, were $2.3 billion in 1994 compared to $2.8 billion in 1993 and $3.7 billion in 1992. The 1994 decrease of $489 million compared to 1993 was due primarily to lower resale volumes of purchased light products, lower sales prices for refined products and lower crude oil resale volumes. The purchase and resale activity for light refined products conducted for logistic and other reasons was curtailed because, effective with the beginning of LCR operations on July 1, 1993, a majority of the refined products produced at the refinery are now sold to CITGO under the Products Agreement. Refined products sales prices were lower due primarily to lower industry crude oil prices. Lower crude oil resale volumes resulted from reduced logistical purchases required to meet refinery feedstock requirements which was caused by a change in crude oil market supply factors.

The 1993 decrease in sales and other operating revenues of $973 million versus 1992 was due to lower crude oil resale volumes, lower sales prices for refined products and lower resale volumes of purchased light products. Crude oil resale volumes were lower due to reduced logistical purchases required to meet refinery feedstock requirements resulting from higher Venezuelan crude oil volumes purchased under the Crude Supply Contract. Refined products sales prices were negatively affected by additions to industry supply which exceeded demand growth. The increase in industry supply resulted from additions of larger volumes of oxygenates, primarily MTBE, to gasoline to meet stricter environmental standards, as well as new industry conversion capacity. The purchase and resale activity for light refined products conducted for logistic and other reasons was curtailed during the current period because, effective with the beginning of LCR operations on July 1, 1993, a majority of the refined products produced at the Refinery are now sold to CITGO under the Products Agreement.

COST OF SALES Cost of sales was $2.2 billion in 1994 compared to $2.6 billion in 1993 and $3.6 billion in 1992. The 1994 decrease compared to 1993 of $468 million was principally due to lower purchases for resale of light refined products, lower feedstock costs primarily due to lower crude oil prices and lower logistical purchases of crude oil that were resold. Cost of sales was increased by $1 million in 1994 associated with a reduction in LIFO inventories.

The 1993 decrease compared to 1992 of $1 billion was principally due to lower quantities of purchased crude oil and light refined products and lower crude oil prices. Crude oil purchases were lower due to the reduced logistical purchases. Purchases of light refined products were lower due primarily to lower purchases for resale activity. Lower crude oil prices were due to generally lower industry-wide crude oil prices and to the processing of higher volumes of lower priced, heavy Venezuelan crude oil purchased under the Crude Supply Contract.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses were $54 million in 1994 compared to $48 million in 1993 and $43 million in 1992. The $6 million increase in 1994 compared to 1993 and the $5 million increase in 1993 compared to 1992 resulted primarily from higher general and administrative expenses for personnel and realignment expenses associated with ongoing operations of LCR starting on July 1, 1993.

OPERATING INCOME Operating income amounted to $54 million in 1994 compared to $81 million in 1993 and $49 million in 1992. The $27 million decrease in 1994 compared to 1993 was due primarily to lower refined products margins and sales volumes and higher general and administrative expenses, partially offset by improved profitability for aromatics. Refined products earnings were negatively affected in 1994 by poor industry conditions as well as lower volumes of heavy Venezuelan crude oil processed in the coking mode which was caused by downtime for turnarounds on the coker and largest crude distillation unit and operating problems prior to the turnarounds. Aromatics earnings were higher in 1994 compared to 1993 due primarily to higher sales prices.

The $32 million increase in 1993 compared to 1992 was due primarily to improved refined products margins, partially offset by higher selling, general and administrative expenses. Refined products margins were higher due to processing higher volumes of heavy, low cost Venezuelan crude oil purchased under the Crude Supply Contract.


UNALLOCATED

INTEREST EXPENSE AND INTEREST INCOME Interest expense was $74 million in 1994 compared to $74 million in 1993 and $79 million in 1992. The $5 million reduction in interest expense in 1993 compared to 1992 was caused primarily by a reduction of outstanding debt due to the prepayment of amounts due under capitalized leases during April 1992.

Interest income was $5 million in 1994 compared to $2 million in 1993 and $10 million in 1992. The $3 million increase in 1994 compared with 1993 was due principally to higher amounts of cash associated with LCR minority owner cash contributions available for investment. The $8 million decrease in 1993 versus 1992 was due primarily to lower amounts of cash available for investment.

MINORITY INTEREST IN LYONDELL-CITGO REFINING COMPANY LTD. Minority interest was $6 million in 1994 and $5 million in 1993 representing CITGO's allocated share of LCR's income.

INCOME TAX The effective income tax rate during 1994 from continuing operations was 36.2 percent compared to 73.1 percent for 1993 and 27.3 percent for 1992. State income tax was the primary difference between the effective tax rate and the 35 percent federal statutory rate during 1994. The difference for 1993 between the effective tax rate and the federal statutory rate was due primarily to a charge to state deferred taxes related to Texas franchise taxes and the unfavorable impact on federal deferred taxes of the increase in the federal tax rate. The difference for 1992 was due primarily to a state income tax adjustment, tax exempt income related to company owned life insurance and tax exempt interest.

FINANCIAL CONDITION

CASH FLOW FROM OPERATIONS Lyondell's cash flow from operations totaled $155 million during 1994, a strong improvement over the $84 million generated in 1993. This increase was directly attributable to the more than eight-fold increase in net income over 1993. The increase in net income was partially offset by a significant increase in accounts receivable associated with increased sales levels in the fourth quarter of 1994 versus the same period for 1993 and to a lesser extent from an increase in inventory levels over 1993 balances.

INVESTING ACTIVITIES Excluding refinery upgrade expenditures totaling $135 million, the Company made capital expenditures totaling $117 million during 1994, of which $48 million related to environmental projects at the Refinery and Channelview Complex that were required to satisfy applicable environmental laws. Refinery upgrade expenditures during 1994 were funded by the $136 million of contributions from CITGO, the minority owner of LCR.

The 1995 capital expenditures budget, excluding the Refinery upgrade project, has been set at $170 million. The budget provides $60 million for Refinery projects of which $10 million is to be funded by Lyondell and $50 million is to be funded from CITGO's reinvested earnings and the restricted cash balance which was created by CITGO's contributions to LCR. The remaining $110 million is for petrochemical projects. In addition to the capital expenditures budget, $579 million of spending is planned for the Refinery upgrade project designed to increase the Refinery's ability to process larger volumes of very heavy Venezuelan crude oil, of which $211 million is to be funded by CITGO, $56 million is to be funded by Lyondell in the form of subordinated loans to LCR and the remainder is expected to be funded through an LCR external borrowing.

As of December 31, 1994, $42 million of cash was restricted for use in LCR capital projects, including the Refinery upgrade project and other expenditures as determined by the LCR owners.

FINANCING ACTIVITIES Cash flows associated with financing activities during 1994 included $72 million for dividend payments, $8 million and $4 million for scheduled repayments of Medium-Term notes and other borrowings, respectively, and $20 million of proceeds from borrowings under the LCR $70 million working capital facility, discussed below.

The Company has a five-year, $400 million revolving credit facility ("Facility") with a group of banks. Borrowings under the Facility bear interest based on Euro-Dollar, certificate of deposit ("CD") or prime rates, at the Company's option. The Facility is available for working capital and general corporate purposes as needed and contains covenants relating to dividend payments, debt incurrence, liens, disposition of assets, mergers and consolidations, fixed charge and leverage ratios and certain payments to LCR. At December 31, 1994, no amounts were outstanding under this Facility.

Effective July 1, 1994, LCR elected to replace its unsecured $100 million revolving credit facility with an unsecured $70 million revolving credit facility ("LCR Facility") on substantially similar terms. Under terms of the LCR Facility, LCR may borrow with interest based on prime, Euro-Dollar or CD rates at LCR's option or have letters of credit issued on its behalf. The LCR Facility is available for working capital and general corporate purposes as needed. At December 31, 1994, $20 million was outstanding under the LCR Facility.

On January 20, 1995, the Board of Directors declared a regular quarterly dividend in the amount of $.225 per share of common stock, payable March 15, 1995 to stockholders of record on February 24, 1995.


ENVIRONMENTAL MATTERS

Various environmental laws and regulations impose substantial requirements upon the operations of the Company. The Company's policy is to be in compliance with such laws and regulations, which include, among others, the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), as amended, the Resource Conservation and Recovery Act ("RCRA") and the Clean Air Act and Clean Air Act Amendments of 1990. ARCO, along with many other companies, has been named a potentially responsible party ("PRP") under CERCLA in connection with the past disposal of waste at third party waste sites. The Company has an obligation to reimburse ARCO for a portion of its uninsured remediation costs for two of those sites pursuant to the Cross-Indemnity Agreement.

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

The environmental reserve on December 31, 1994 was $17 million. The environmental reserve includes $0.8 million of estimated future payments to ARCO for remediation costs associated with CERCLA waste disposal sites and $16.2 million of estimated remediation costs related to waste disposal sites located within the Company's facilities associated with RCRA. The Company spent $488,000, $627,000 and $593,000 in 1994, 1993 and 1992, respectively, relating to CERCLA matters. The Company also spent $6 million, $2 million and $158,000 in 1994, 1993 and 1992, respectively, in conjunction with RCRA matters. The Company estimates it will pay approximately $1 million in conjunction with CERCLA and RCRA matters in 1995 which is included in the December 31, 1994 environmental reserve.


CURRENT BUSINESS OUTLOOK

Lyondell's 1994 results reflect an improved business environment for petrochemicals. These results were partially offset by lower refining profitability which reflected depressed industry margins and also scheduled and unscheduled downtime at the Refinery for turnarounds and repair and maintenance of two major processing units. The effect of the depressed industry margins on LCR was partially offset by the benefits of the Crude Supply Contract.

Profitability and cash flows for the petrochemical and refining businesses are affected by industry supply and demand, feedstock cost volatility, capital expenditures required to meet more stringent environmental standards, repair and maintenance costs and downtime of production units due to turnarounds. Turnarounds on major units can have significant financial impacts due to the repair and maintenance costs incurred as well as the associated loss of production, resulting in lower profitability during the period of the turnaround. The Company currently intends to perform a turnaround on one of its two olefins units during the second half of 1995. During this turnaround, work will be completed to debottleneck the unit which will increase its capacity by approximately 120 million pounds per year.

Management believes that the low cost, operating flexibility and large production capacity of the Company's petrochemical business position it to capitalize on the current favorable petrochemical business environment. During most of 1994, the domestic olefins industry operated at close to maximum available capacity. However, additional olefins capacity scheduled to come on stream in early 1995 may negatively affect operating rates and margins. This expected increase in supply may be partially offset by higher demand if the worldwide economies continue to expand or by the replenishment of inventories that as of year-end 1994 were close to historical lows.

In 1994, the methanol market benefited from increased product demand, including rapid growth in its use for MTBE, and also from production disruptions which limited supply. This led to unprecedented prices and margins in the methanol business. In early 1995, increased uncertainty about MTBE demand for reformulated gasoline and improving methanol supply began to exert downward pressure on methanol prices. The outlook for methanol in 1995 and future years is uncertain but is less positive than late in 1994.

Management believes the Company has improved its refining business by forming LCR which has entered into the Crude Supply Contract and Products Agreement. These arrangements are designed to diminish the impact of market volatility and stabilize cash flows at attractive levels relative to historic performance, although the remaining portion of LCR's crude oil volume not purchased under the Crude Supply Contract continues to be sensitive to market conditions.

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

                               _________________

Management cautions against projecting any future results based on present or prior earnings levels because of the cyclical nature of the refining and petrochemical industries and uncertainties associated with the United States and worldwide economies and current and potential United States governmental regulatory actions.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                      PAGE
                                                                      ----

       Report of Independent Accountants............................    37

       Financial Statements

          Consolidated Statement of Income and Accumulated Deficit..    38

          Consolidated Balance Sheet................................    39

          Consolidated Statement of Cash Flows......................    40

          Notes to Consolidated Financial Statements................    41


Financial statement schedules have been omitted because they are either not applicable or the required information is shown in the financial statements or related notes.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Board of Directors of Lyondell Petrochemical Company

  We have audited the accompanying consolidated balance sheet of Lyondell Petrochemical Company as of December 31, 1994 and 1993, and the related consolidated statements of income and accumulated deficit and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lyondell Petrochemical Company as of December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

  As discussed in Note 4 to the consolidated financial statements, during 1993 the Company changed its method of accounting for the cost of repairs and maintenance incurred in connection with turnarounds of major units at its manufacturing facilities.



                                    COOPERS & LYBRAND L.L.P.



Houston, Texas
February 10, 1995

                        LYONDELL PETROCHEMICAL COMPANY

           CONSOLIDATED STATEMENT OF INCOME AND ACCUMULATED DEFICIT

                                                FOR THE YEAR ENDED DECEMBER 31
                                                -------------------------------
MILLIONS OF DOLLARS EXCEPT PER SHARE AMOUNTS      1994        1993        1992
--------------------------------------------    -------     -------     -------
SALES AND OTHER OPERATING REVENUES:
  Unrelated parties                             $ 3,543     $ 3,572     $ 4,480
  Related parties                                   314         278         329
                                                -------     -------     -------
                                                  3,857       3,850       4,809
OPERATING COSTS AND EXPENSES:
  Cost of sales:
    Unrelated parties                             3,066       3,359       4,283
    Related parties                                 230         268         295
  Selling, general and administrative expenses      137         130         127
                                                -------     -------     -------
                                                  3,433       3,757       4,705
                                                -------     -------     -------
  Operating income                                  424          93         104
Interest expense                                    (74)        (74)        (79)
Interest income                                       5           2          10
Minority interest in LYONDELL-CITGO
  Refining Company Ltd.                              (6)         (5)         --
                                                -------     -------     -------
    Income before income taxes and
      cumulative effect of accounting changes       349          16          35
Provision for income taxes                          126          12           9
                                                -------     -------     -------
    INCOME BEFORE CUMULATIVE EFFECT
      OF ACCOUNTING CHANGES                         223           4          26
Cumulative effect on prior years of accounting
  changes, net of tax                                --          22         (10)
                                                -------     -------     -------
NET INCOME                                      $   223     $    26     $    16
                                                =======     =======     =======
EARNINGS (LOSS) PER SHARE:
  Income before cumulative effect of
    accounting changes                          $  2.78     $   .06     $   .32
  Cumulative effect on prior years of
    accounting changes                               --         .27        (.12)
                                                -------     -------     -------
  Net income                                    $  2.78     $   .33     $   .20
                                                =======     =======     =======
PRO FORMA AMOUNTS, ASSUMING RETROACTIVE
  APPLICATION OF NEW ACCOUNTING METHOD
  FOR TURNAROUNDS:
    Income before cumulative effect of
      accounting changes                                                $    31
                                                                        =======
    Income per share before cumulative effect
      accounting changes                                                $   .39
                                                                        =======
    Net income                                  $   223     $     4     $    22
                                                =======     =======     =======
    Net income per share                        $  2.78     $   .06     $   .27
                                                =======     =======     =======
ACCUMULATED DEFICIT AT BEGINNING OF YEAR        $  (326)    $  (244)    $  (116)
    Net income                                      223          26          16
    Cash dividends                                  (72)       (108)       (144)
                                                -------     -------     -------
ACCUMULATED DEFICIT AT END OF YEAR              $  (175)    $  (326)    $  (244)
                                                =======     =======     =======


                See notes to consolidated financial statements.

                        LYONDELL PETROCHEMICAL COMPANY

                          CONSOLIDATED BALANCE SHEET

                                                                 DECEMBER 31
                                                              -----------------
MILLIONS OF DOLLARS                                            1994       1993
-------------------                                           ------     ------
ASSETS
Current assets:
  Cash and cash equivalents                                   $   52     $   40
  Restricted cash and cash equivalents (Note 6)                   42         73
  Short-term investments (Note 6)                                 --          6
  Accounts receivable:
    Trade                                                        331        179
    Related parties                                               29         25
  Inventories                                                    229        191
  Prepaid expenses and other current assets                       14          9
                                                              ------     ------
    Total current assets                                         697        523
                                                              ------     ------
Fixes assets:
  Property, plant and equipment                                2,810      2,545
  Less accumulated depreciation and amortization               1,930      1,890
                                                              ------     ------
                                                                 880        655
Deferred charges and other assets                                 86         53
                                                              ------     ------
Total assets                                                  $1,663     $1,231
                                                              ======     ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable:
    Trade                                                     $  287     $  203
    Related parties                                                1          4
  Notes payable                                                   20          4
  Current maturities of long-term debt                            10          8
  Other accrued liabilities                                      115         80
                                                              ------     ------
    Total current liabilities                                    433        299
                                                              ------     ------
Long-term debt                                                   707        717
Other liabilities and deferred credits                            83         78
Deferred income taxes                                            109        101
Commitments and contingencies (Note 20)
Minority interest                                                268        124
Stockholders' equity (deficit):
  Preferred stock, $.01 par value, 80,000,000 shares
    authorized, none outstanding
  Common stock, $1 par value, 250,000,000 shares
    authorized, 80,000,000 issued and outstanding                 80         80
  Additional paid-in capital                                     158        158
  Accumulated deficit                                           (175)      (326)
                                                              ------     ------
    Total stockholders' equity (deficit)                          63        (88)
                                                              ------     ------
Total liabilities and stockholders' equity                    $1,663     $1,231
                                                              ======     ======


                See notes to consolidated financial statements.

                        LYONDELL PETROCHEMICAL COMPANY

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                 FOR THE YEAR ENDED DECEMBER 31
                                                 ------------------------------
MILLIONS OF DOLLARS                               1994        1993        1992
-------------------                              ------      ------      ------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                     $  223      $   26      $   16
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Cumulative effect of accounting changes,
        net of tax                                   --         (22)         10
      Depreciation and amortization                  65          58          39
      Deferred taxes                                 10           7           2
      (Increase) decrease in accounts receivable   (156)         50         117
      (Increase) decrease in inventory              (38)        (11)         17
      Increase (decrease) in accounts payable        59         (50)        (80)
      Net change in other working
        capital accounts                             28          16         (20)
      Minority interest                               6           5          --
      Other                                         (42)          5           7
                                                 ------      ------      ------
          Net cash provided by
            operating activities                    155          84         108
                                                 ------      ------      ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to fixed assets                        (252)        (69)        (97)
  Purchases of short-term investments               (20)         (9)         --
  Proceeds from sales of short-term investments      26          16          88
                                                 ------      ------      ------
          Net cash used in investing activities    (246)        (62)         (9)
                                                 ------      ------      ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Minority owner contribution                       136         116          --
  Net proceeds from short-term debt                  16           4          --
  Proceeds from long-term debt                       --          --         200
  Repayments of long-term debt                       (8)        (29)        (67)
  Repayments of capitalized lease obligations        --          --        (186)
  Dividends paid                                    (72)       (108)       (144)
                                                 ------      ------      ------
          Net cash provided by (used in)
            financing activities                     72         (17)       (197)
                                                 ------      ------      ------
INCREASE (DECREASE) IN CASH, RESTRICTED CASH
  AND CASH EQUIVALENTS                              (19)          5         (98)
Cash, restricted cash and cash equivalents at
  beginning of period                               113         108         206
                                                 ------      ------      ------
Cash, restricted cash and cash equivalents at
  end of period                                  $   94      $  113      $  108
                                                 ======      ======      ======


                See notes to consolidated financial statements.

                        LYONDELL PETROCHEMICAL COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  FORMATION OF THE COMPANY AND OPERATIONS

Lyondell was formed in 1985 and was operated as a separate division ("Lyondell Division") of Atlantic Richfield Company ("ARCO") until June 1988. Effective July 1, 1988, ARCO transferred substantially all the assets and liabilities relating to the integrated petrochemical and petroleum processing business of the Lyondell Division, along with certain pipeline assets that were not formerly a part of the Lyondell Division, to its wholly- owned subsidiary, Lyondell Petrochemical Company, a Delaware corporation. For financial reporting purposes, the transfer of these assets and liabilities was recorded at the historical net book value of $127 million as of July 1, 1988. As the context may require, all references hereafter to the "Company" or "Lyondell" include Lyondell Petrochemical Company, its wholly-owned subsidiaries and LYONDELL-CITGO Refining Company Ltd. ("LCR").

On January 25, 1989, ARCO completed an initial public offering of 43,000,000 shares of the Company's 80,000,000 shares of common stock owned by ARCO. The Company received none of the proceeds from the sale.

On August 8, 1994, ARCO completed an offering of three-year debt securities ("Exchangeable Notes") exchangeable upon maturity, at ARCO's option, into Lyondell common stock or cash with an equal value ("ARCO Note Offering"). If ARCO elects to deliver shares of Lyondell common stock at the maturity of the Exchangeable Notes, ARCO's equity interest in Lyondell will be substantially reduced or eliminated, depending on the price of Lyondell common stock at such time. In connection with the ARCO Note Offering, the five ARCO officers who were Directors of the Company resigned from the Company's Board of Directors; however, ARCO did not limit its right to nominate and vote for candidates for Lyondell's Board of Directors. Until the maturity of the Exchangeable Notes, ARCO generally intends to vote its shares in proportion to the votes of the non-ARCO stockholders, except under certain limited circumstances. As of December 31, 1994, ARCO owned 39,921,400 shares of Lyondell common stock, representing 49.9 percent of the issued and outstanding common stock of the Company.

The Company operates in two business segments: petrochemicals and refining. The Company generally sells its petrochemical products to customers for use primarily in the manufacture of other chemicals and products, which in turn are used in the production of a wide variety of consumer and end-use products. LCR sells its principal refined products primarily to CITGO Petroleum Corporation ("CITGO") and to a lesser extent, other marketers of petroleum products. See
Note 3.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant transactions between the entities of the Company have been eliminated from the consolidated financial statements. Certain amounts from prior years have been reclassified to conform to current year presentation.

Cash Equivalents and Short-Term Investments - Cash equivalents consist of highly liquid debt instruments such as certificates of deposit, commercial paper and money market accounts purchased with an original maturity date of three months or less. Short-term investments consist of similar investments maturing in more than three months from purchase. The Company's policy is to invest cash in conservative, highly rated instruments and limit the amount of credit exposure to any one institution. The Company performs periodic evaluations of the relative credit standing of these financial institutions which are considered in the Companys investment strategy.

The Company has no requirements for compensating balances in a specific amount at a specific point in time. The Company does maintain compensating balances for some of its banking services and products. Such balances are maintained on an average basis and are solely at the Company's discretion, so that effectively on any given date, none of the Company's cash is restricted with the exception of cash held for use in connection with LCR capital projects and other expenditures as determined by the LCR owners (see Note 6).

                        LYONDELL PETROCHEMICAL COMPANY

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

All investments in debt and equity securities are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" which the Company adopted as of January 1, 1994. Management determines the appropriate classification of investments in debt securities at the time of purchase and reevaluates such designation as of each balance sheet date.

Accounts Receivable - The Company sells its products primarily to companies in the petrochemical and refining industries. The Company performs ongoing credit evaluations of its customer's financial condition and in certain circumstances requires letters of credit from them. The Company's allowance for doubtful accounts receivable, which is reflected in the consolidated balance sheet as a reduction in accounts receivable, totaled $3 million and $2 million at December 31, 1994 and 1993, respectively.

Inventories - Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out ("LIFO") basis except for materials and supplies, which are valued at average cost.

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

Environmental Remediation Costs - Expenditures related to investigation and remediation of contaminated sites, which include operating facilities and waste disposal sites, are accrued when it is probable that a liability has been incurred and the amount of that liability can reasonably be estimated. Environmental remediation costs are expensed or capitalized in accordance with generally accepted accounting principles.

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

Income Taxes - Deferred income taxes result from temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes and are calculated, in accordance with SFAS No. 109, "Accounting for Income Taxes", based upon cumulative book/tax differences in the balance sheet.


3.  LYONDELL-CITGO REFINING COMPANY LTD.

The Company and CITGO announced, on July 1, 1993, the commencement of operations of LCR, a new entity formed and owned by subsidiaries of the Company and CITGO in order to own and operate the Company's refining business, including the full-conversion Houston refinery ("Refinery"). LCR is a limited liability company organized under the laws of the state of Texas. At December 31, 1994, CITGO had an approximate 10 percent participation interest in LCR.

                        LYONDELL PETROCHEMICAL COMPANY

3.  LYONDELL-CITGO REFINING COMPANY LTD. - (CONTINUED)

LCR is undertaking a major upgrade project at the Refinery to enable the facility to process substantial additional volumes of very heavy crude oil. LCR also has entered into a long-term crude supply contract ("Crude Supply Contract") with Lagoven, S.A. ("LAGOVEN"), an affiliate of CITGO. In addition, under the terms of a long-term product sales agreement ("Products Agreement"), CITGO purchases from LCR a majority of the refined products produced at the Refinery. Both LAGOVEN and CITGO are direct or indirect wholly-owned subsidiaries of Petroleos de Venezuela, S.A. ("PDVSA"), the national oil company of Venezuela.

Under the terms of the transaction, CITGO is providing a major portion of the funds for the upgrade project and has provided in excess of $100 million for funding other capital projects. Definitive cost engineering for the upgrade is substantially complete and at the present time, LCR management anticipates the cost for the project, which is scheduled to be completed in late 1996, will be approximately $955 million, including an allowance for contingency costs. CITGO has committed to reinvest its share of operating cash flow during the upgrade project, while the Company has unrestricted access to its share of operating cash flow from LCR.


4.  ACCOUNTING CHANGES

In May 1993 the Financial Accounting Standards Board issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company adopted the provisions of SFAS No. 115 for investments held as of or acquired after January 1, 1994. In accordance with SFAS No. 115, prior period financial statements have not been restated to reflect the change in accounting principle. The effect of adopting SFAS No. 115 had no impact on income.

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

In the fourth quarter of 1992, the Company adopted, effective January 1, 1992, the provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("OPEB"), requiring the accrual of postretirement benefits. The applicable postretirement benefits include medical and life benefit plans. In prior years, expenses for these plans were recognized on a pay-as-you-go basis. The unfavorable effect of this accounting change through December 31, 1991 amounted to $28 million before taxes or $18 million (or $.22 per share) net of tax and was charged against 1992 income.

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

                        LYONDELL PETROCHEMICAL COMPANY

5.  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is summarized as follows:

MILLIONS OF DOLLARS                                    1994   1993   1992
-------------------                                    -----  -----  -----
                     Cash paid during the year for:
                       Interest                        $  72  $  76  $  77
                       Income taxes                    $  90  $   7  $  22

At December 31, 1994, fixed assets included $36 million of non-cash additions which related to accounts payable accruals. As of December 31, 1993, fixed assets included $16 million of non-cash additions of which $14 million related to accounts payable accruals.

6.  RESTRICTED FUNDS

At December 31, 1994 and 1993, cash in the amount of $42 million and $73 million, respectively, was restricted for use in connection with LCR capital projects, including the Refinery upgrade project, and other expenditures as determined by the LCR owners. At December 31, 1993, in addition to restricted cash, short-term investments in the amount of $6 million were restricted for use in connection with LCR capital projects, including the Refinery upgrade project, and other expenditures as determined by the LCR owners.

Presented below is a reconciliation of changes in restricted funds, including amounts classified as short-term investments, for the year ended December 31, 1994:


MILLIONS OF DOLLARS
---------------------
Restricted - cash, cash equivalents and
  short-term investments at December 31, 1993      $  79

Minority owner investments:
  Contributions                                      136
  Distributable cash reinvested                       10

Interest on restricted funds                           3

Additions to fixed assets:
  Refinery upgrade project                          (135)
  Refining segment - other                           (51)
                                                    -----

Restricted - cash and cash equivalents             $  42
 at December 31, 1994                              =====



7.  FINANCIAL INSTRUMENTS

At December 31, 1994, the Company held approximately $65 million of investments in debt securities composed primarily of commercial paper and classified as cash equivalents. As of January 1, 1994, the Company held approximately $70 million of investments in debt securities composed primarily of commercial paper, including $64 million classified as cash equivalents. The cost of securities held at December 31, 1994 and January 1, 1994 approximated their estimated fair value due to their short maturity and were classified as available-for-sale. The Company realized no gains or losses on sales of securities during the year ended December 31, 1994. All securities held by the Company as of December 31, 1994 have remaining maturities of less than one year.

                        LYONDELL PETROCHEMICAL COMPANY

7.  FINANCIAL INSTRUMENTS - (CONTINUED)

The fair value of all other financial instruments included in current assets and current liabilities, including accounts receivable, accounts payable and notes payable, approximated their carrying value due to their short maturity. Based on the borrowing rates currently available to the Company for debt with terms and average maturities similar to the Company's debt portfolio, the fair value of the Companys long-term debt, including amounts due within one year, was $689 million at December 31, 1994.

At December 31, 1994, the Company had issued letters of credit totaling $26 million.

The Company is party to various take-or-pay contracts as a purchaser for product and pipeline usage. At December 31, 1994, future minimum payments under these take-or-pay contracts with noncancelable contract terms in excess of one year were as follows:


MILLIONS OF DOLLARS                        AMOUNT
-------------------                        ------
            1995                             $  1
            1996                                3
            1997                               10
            1998                               10
            1999                               10
            Thereafter                        102
                                             ----
        Total minimum contract payments      $136
                                             ====


8.  RELATED PARTY TRANSACTIONS

Related party transactions with ARCO are summarized as follows:


       MILLIONS OF DOLLARS          1994   1993   1992
----------------------------------  -----  -----  -----
 Costs
  Crude oil purchases               $  16  $  53  $ 140
  Product purchases                     2      3      9
  Transportation fees                  28     27     24
  Other, net                            3      2      2
                                    -----  -----  -----
   Total                            $  49  $  85  $ 175
                                    =====  =====  =====
 Sales of crude oil and products    $   4  $  15  $  33
                                    =====  =====  =====

In addition, sales to an affiliate, ARCO Chemical Company, consisting of benzene, MTBE, ethylene, propylene, methanol and other products and services, were $310 million, $263 million and $296 million for the years ended December 31, 1994, 1993 and 1992, respectively.


9.  INVENTORIES

The categories of inventory and their book values at December 31, 1994 and 1993 were as follows:


MILLIONS OF DOLLARS                 1994   1993
-------------------                 -----  -----
          Crude oil                 $  62  $  68
          Refined products             30     29
          Petrochemicals              102     57
          Materials and supplies       35     37
                                    -----  -----
                                    $ 229  $ 191
                                    =====  =====

                        LYONDELL PETROCHEMICAL COMPANY

9.  INVENTORIES - (CONTINUED)

For the year ended December 31, 1994, the Company increased cost of sales by approximately $1 million associated with the reduction in LIFO inventories. For the years ended December 31, 1993 and 1992, the Company reduced cost of sales by approximately $6 million and $1 million, respectively, associated with the reduction in LIFO inventories. The excess of the current cost of inventories over book value was approximately $105 million and $56 million at December 31, 1994 and 1993, respectively.

10.  FIXED ASSETS

The components of fixed assets at December 31, 1994 and 1993 were as follows:

            MILLIONS OF DOLLARS                          1994    1993
            -------------------                          ----   -----
                     Manufacturing facilities
                       and equipment                    $2,781   $2,516
                     Land                                   26       26
                     Leased assets and improvements          3        3
                                                        ------   ------
                                                        $2,810   $2,545
                                                        ======   ======

Repair and maintenance expenses for 1994, 1993 and 1992 were $109 million, $101 million and $109 million, respectively. The 1994 and 1993 amounts include amortization of deferred turnaround costs of $12 million and $15 million, respectively.

11.  DEFERRED CHARGES AND OTHER ASSETS

Deferred charges and other assets at December 31, 1994 and 1993 was comprised of the following:


MILLIONS OF DOLLARS                             1994   1993
----------------------------------------------  -----  -----
          Deferred turnaround costs (Note 4)    $  36  $  18
          Company owned life insurance             25     17
          Other                                    25     18
                                                -----  -----
                                                $  86  $  53
                                                =====  =====


12.  OTHER ACCRUED LIABILITIES

Other accrued liabilities at December 31, 1994 and 1993 were as follows:


MILLIONS OF DOLLARS                          1994   1993
-------------------------------------------  -----  -----
          Income taxes                       $  28  $ ---
          Accrued taxes other than income       32     29
          Accrued interest                      11     11
          Accrued payroll                       28     20
          Other                                 16     20
                                             -----  -----
                                             $ 115  $  80
                                             =====  =====

                        LYONDELL PETROCHEMICAL COMPANY

13.  LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-term debt at December 31, 1994 and 1993 was comprised of the following:


          MILLIONS OF DOLLARS         1994   1993
          -------------------         -----  -----
          9.95% Notes due in 1996     $ 150  $ 150
          10.00% Notes due in 1999      150    150
          8.25% Notes due in 1997       100    100
          9.125% Notes due in 2002      100    100
          Medium-Term Notes             217    225
                                      -----  -----
                                        717    725
          Less current portion           10      8
                                      -----  -----
            Total long-term debt      $ 707  $ 717
                                      =====  =====

Aggregate maturities of long-term debt during the five years subsequent to December 31, 1994 are as follows: 1995-$10 million; 1996-$150 million; 1997-$112 million; 1998-$32 million; 1999-$150 million.

Effective July 1, 1994, LCR elected to replace its $100 million revolving credit facility with a $70 million 364 day unsecured revolving credit facility ("LCR Facility") with substantially similar terms. Under terms of the $70 million LCR Facility, LCR may borrow a maximum of $70 million in the form of cash or letters of credit with interest based on prime, Euro-Dollar or certificate of deposit ("CD") rates at LCR's option. The LCR Facility may be extended at the request of LCR upon consent of the bank group. The LCR Facility contains covenants that limit LCR's ability to modify certain significant contracts, dispose of assets or merge or consolidate with other entities. At December 31, 1994, $20 million was outstanding under the LCR Facility while no amounts were outstanding under the former credit facility at December 31, 1993. The weighted average interest rate of borrowings under the LCR Facility was 5.1 percent and 3.6 percent during the years ended December 31, 1994 and 1993, respectively.

During December 1993, the Company entered into a five year, $400 million unsecured revolving credit facility ("Facility") which replaced its existing $300 million credit facility that was due to expire in July 1994. In connection with the Facility, the Company paid administrative, arrangement and commitment fees totaling $3 million during 1993 and administrative and commitment fees totaling $2 million during 1994. At December 31, 1994 and 1993, no amounts were outstanding under the Facility.

Under the terms of the Facility, the interest rate is based on Euro-Dollar, prime or CD rates, at the Company's option, and also is dependent upon the Facility utilization rate and the Company's debt ratings. The Facility contains restrictive covenants regarding the incurrence of additional debt, the maintenance of certain fixed charge coverage and leverage ratios and the making of contributions to LCR, as well as the payment of dividends to the extent that the Company's net income after January 1, 1994 generally does not exceed, over time, dividends declared or paid after that date.

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

During March 1992, the Company completed the placement of $200 million of notes ("Notes") consisting of $100 million of 8.25 percent Notes due 1997 and $100 million of 9.125 percent Notes due 2002. A majority of the proceeds was used in April 1992 to prepay amounts due under capitalized leases relating to the olefins plants, which allowed the Company to terminate the leases and acquire ownership of the plants.

The Company retired $8 million of the Medium-Term Notes during 1994 while the remaining Medium-Term Notes mature at various dates from 1995 to 2005 and have a weighted average interest rate at December 31, 1994 and 1993 of 9.85 percent.

                        LYONDELL PETROCHEMICAL COMPANY

13.  LONG-TERM DEBT AND FINANCING ARRANGEMENTS - (CONTINUED)

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


14.  EARNINGS PER SHARE

Earnings per share were computed based on the weighted average number of shares outstanding of 80,000,000 for the years ended December 31, 1994, 1993 and 1992.


15.  STOCKHOLDERS' EQUITY

Dividends - During 1994, the Company paid regular quarterly dividends of $.225 per share. During 1993, the Company paid a regular dividend to stockholders in the amount of $.45 per share during the first and second quarters and a regular dividend to stockholders in the amount of $.225 per share during each of the remaining two quarters. During 1992, the Company paid regular quarterly dividends of $.45 per share.

Preferred Stock - The Company has authorized 80,000,000 shares of preferred stock, $.01 par, of which none were issued or outstanding at December 31, 1994.

Stock Options - The Company's Executive Long-Term Incentive Plan ("LTI Plan") became effective November 7, 1988. The LTI Plan provides, among other things, for the granting to officers and other key management employees of non-qualified stock options for the purchase of up to 1,295,000 shares of the Company's common stock. The number of options exercisable each year is equal to 25 percent of the number granted after each year of continuous service starting one year from the date of grant. The LTI Plan provides that the option price per share will not be less than 100 percent of the fair market value of the stock on the effective date of the grant. As of December 31, 1994, options covering 985,496 shares were outstanding under the LTI Plan of which 430,775 were exercisable at a weighted average price of $22.60 per share. The following summarizes stock option activity for the LTI Plan:


                                            Option Price
                                Number of     Average
                                  Shares     Per Share       Total
                                ----------  ------------  ------------
    Balance, December 31, 1992    576,302         $22.07  $12,718,893
    Granted                       259,490          26.00    6,746,740
    Exercised                      (1,808)         21.01      (37,984)
    Canceled                      (72,252)         22.29   (1,610,782)
                                  -------                 -----------
    Balance, December 31, 1993    761,732          23.39  $17,816,867
    Granted                       230,800          23.13    5,337,250
    Exercised                      (7,036)         22.04     (155,091)
                                  -------                 -----------
    Balance, December 31, 1994    985,496          23.34  $22,999,026
                                  =======                 ===========

                        LYONDELL PETROCHEMICAL COMPANY

15.  STOCKHOLDERS' EQUITY - (CONTINUED)

The Company's Incentive Stock Option Plan ("ISO Plan") became effective January 12, 1989. The last stock options granted under the ISO Plan were granted on March 5, 1993. No additional grants will be made under the ISO Plan. The ISO Plan is a tax qualified plan which provided for the granting of stock options for the purchase of up to 550,000 shares of the Company's common stock. All employees of the Company who were not on the executive payroll were eligible to participate in the ISO Plan, subject to certain restrictions. Various restrictions apply as to when and to the number of stock options that may be exercised during any year. As of December 31, 1994, options covering 204,715 shares were outstanding at an average exercise price of $29.31 per share. These options were held by 901 eligible employees. At December 31, 1994, 5,511 stock options were exercisable at an exercise price of $19.44. During 1995, effective July 1, 1993, the stock options held by those participants in the ISO Plan who became employees of LCR on or after July 1, 1993 were canceled. Consequently, the stock option activity for the year 1993 shown in the table below reflects the revised amounts.


                                            Option Price
                                  Number      Average
                                of Shares    Per Share       Total
                                ----------  ------------  ------------
    Balance, December 31, 1992    504,019         $29.31  $14,772,840
    Canceled                     (289,500)         29.36   (8,499,419)
                                 --------                 -----------
    Balance, December 31, 1993    214,519          29.24  $ 6,273,421
                                 --------                 -----------
    Canceled                       (9,804)         27.83     (272,799)
                                 --------                 -----------
    Balance, December 31, 1994    204,715          29.31  $ 6,000,622
                                 ========                 ===========


16.  LEASES

At December 31, 1994, future minimum rental payments for operating leases with noncancelable lease terms in excess of one year were as follows:


MILLIONS OF DOLLARS                     AMOUNT
-------------------                     ------
            1995                          $ 36
            1996                            34
            1997                            31
            1998                            27
            1999                            17
            Thereafter                     253
                                          ----
        Total minimum lease payments      $398
                                          ====

Operating lease net rental expenses for 1994, 1993 and 1992 were $50 million, $43 million and $35 million, respectively.


17.  RETIREMENT PLANS

All Lyondell and LCR employees are covered by defined benefit pension plans. Retirement benefits are based on years of service and the employee's highest three years of compensation during the last ten years of service. The funding policy for these plans is to make periodic contributions as required by applicable law. Lyondell and LCR accrue pension costs based on an actuarial valuation and fund the plans through contributions to pension trust funds separate from Lyondell or LCR's funds. Lyondell and LCR also have unfunded supplemental nonqualified retirement plans which provide pension benefits for certain employees in excess of the tax qualified plans' limits.

                        LYONDELL PETROCHEMICAL COMPANY

17.  RETIREMENT PLANS - (CONTINUED)

The following table sets forth the funded status of Lyondell and LCR's retirement plans and the amounts recognized in the Company's consolidated balance sheet at December 31, 1994 and 1993:


                                                                   1994                      1993
                                                         ------------------------  ------------------------
                                                         Plans with   Plans with   Plans with   Plans with
                                                          assets in     ABO in      assets in     ABO in
                                                          excess of    excess of    excess of    excess of
                                                             ABO        assets         ABO        assets
                                                         -----------  -----------  -----------  -----------
MILLIONS OF DOLLARS
-------------------

Actuarial present value of benefit obligations:
   Vested benefit obligation                                    $46        $  21        $  53         $ 21
                                                                ===        =====        =====         ====
   Accumulated benefit obligation ("ABO")                       $49        $  22        $  54         $ 25
                                                                ===        =====        =====         ====
   Projected benefit obligation                                 $77        $  37        $  84         $ 42
Plan assets at fair value, primarily stocks and bonds            68           18           62           18
                                                                ---        -----        -----         ----
Projected benefit obligation in excess of plan assets            (9)         (19)         (22)         (24)
Unrecognized net loss                                            15            6           22           14
Prior service cost not yet recognized in
  pension cost                                                   (3)           3           (2)           3
Remaining unrecognized net asset                                 (4)         ---           (4)         ---
                                                                ---        -----        -----         ----
Net pension liability                                           $(1)       $ (10)       $  (6)        $ (7)
                                                                ===        =====        =====         ====


 The Company's net pension cost for 1994, 1993 and 1992 included the following components:


         MILLIONS OF DOLLARS                                 1994    1993    1992
         -------------------                                ------  ------  ------
         Service cost - benefits earned during the period    $   8   $   5   $   4
         Interest cost on projected benefit obligations          9       8       6
         Actual (gain) loss on plan assets                       3     (14)     (4)
         Net amortization and deferral                         (10)      7      (2)
                                                             -----   -----   -----
         Net periodic pension cost                           $  10   $   6   $   4
                                                             =====   =====   =====


The assumptions used as of December 31, 1994, 1993 and 1992, in determining the pension costs and pension liability shown above were as follows:


         PERCENT                               1994  1993  1992
         -------                               ----  ----  ----
         Discount rate                         8.25  7.25  8.75
         Rate of salary progression            5.00  5.00  5.00
         Long-term rate of return on assets    9.50  9.50  9.50

Lyondell and LCR also maintain voluntary defined contribution Capital Accumulation and Savings plans for eligible employees. Under provisions of the plans, Lyondell and LCR contribute an amount equal to 150 percent of employee contributions up to a maximum Lyondell or LCR contribution of 6 percent of the employee's base salary for the Capital Accumulation plans and 200 percent of employee contributions up to a maximum Lyondell or LCR contribution of 2 percent of the employees base salary for the Savings plans. Lyondell and LCR contributions to these plans totaled $8 million, $8 million and $7 million during the years ended December 31, 1994, 1993 and 1992, respectively.

                        LYONDELL PETROCHEMICAL COMPANY

18.  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

Lyondell and LCR sponsor unfunded postretirement plans other than pensions for both salaried and non-salaried employees which provide medical and life insurance benefits. The postretirement health care plans are contributory while the life insurance plans are non-contributory. Currently, Lyondell and LCR pay approximately 80 percent of the cost of the health care plans, but reserve the right to modify the cost-sharing provisions at any time.

The following table sets forth the plans' separate postretirement benefit liabilities as of December 31, 1994 and 1993:


                                                                 1994              1993
                                                          ----------------  ----------------
        MILLIONS OF DOLLARS                               MEDICAL    LIFE   MEDICAL    LIFE
        -------------------                               --------  ------  --------  ------
        Accumulated postretirement benefit obligation:
           Retirees                                          $ (3)  $  (1)     $ (2)  $  (1)
           Fully eligible active plan participants             (5)     (1)       (5)     (1)
           Other active plan participants                     (26)     (5)      (37)     (6)
                                                             ----   -----      ----   -----
                                                              (34)     (7)      (44)     (8)
        Unrecognized prior service cost                        (5)    ---       ---     ---
        Unrecognized net loss                                   2     ---        12       2
                                                             ----   -----      ----   -----
        Accrued postretirement benefit liability             $(37)  $  (7)     $(32)  $  (6)
                                                             ====   =====      ====   =====


Net periodic postretirement benefit costs for 1994 and 1993 included the following components:

                                                                      1994          1993
                                                                -------------  -------------
        MILLIONS OF DOLLARS                                     MEDICAL  LIFE  MEDICAL  LIFE
        -------------------                                     -------  ----  -------  ----
        Service cost - benefits attributed to service during
           the period                                                $2             $2
        Interest cost on accumulated postretirement benefit
           obligation                                                 3    $1        3    $1
                                                                     --    --    -----    --
        Net periodic postretirement benefit cost                     $5    $1    $   5    $1
                                                                     ==    ==    =====    ==


For measurement purposes, the assumed annual rate of increase in the per capita cost of covered health care benefits as of December 31, 1994 was 10 percent for 1995-1996, 8 percent for 1997-2001, and 6 percent thereafter. The assumed annual rate of increase in the per capita cost of covered health care benefits as of December 31, 1993 was 13 percent for 1994-1996, 9 percent for 1997-2001, and 6 percent thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit liability as of December 31, 1994 by $8 million and the net periodic postretirement benefit cost for the year then ended by $1 million.

The accumulated postretirement benefit obligation was calculated utilizing a weighted-average discount rate of 8.25 percent and 7.25 percent at December 31, 1994 and 1993, respectively, and an average rate of salary progression of 5 percent in each year. Lyondell and LCR's current policy is to fund the postretirement health care and life insurance plans on a pay-as-you-go basis.

                        LYONDELL PETROCHEMICAL COMPANY

19.  INCOME TAXES

Significant components of the Company's provision for income taxes attributable to continuing operations follow.


MILLIONS OF DOLLARS     1994   1993    1992
---------------------  ------  -----  ------
Current
  Federal              $ 106   $   5  $   6
  State                   11       -      1
                       -----   -----  -----
   Total current         117       5      7
                       -----   -----  -----
 Deferred

  Federal                 13       2      4
  State                   (4)      5     (2)
                       -----   -----  -----
   Total deferred          9       7      2
                       -----   -----  -----
                       $ 126   $  12  $   9
                       =====   =====  =====

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1994 and 1993 were as follows:


   MILLIONS OF DOLLARS                                  1994   1993
   -------------------                                  -----  -----
   Deferred tax liabilities:
       Tax over book depreciation                       $ 127  $ 126
       Deferred turnaround costs                           10      6
       LIFO inventory                                       7      8
                                                        -----  -----
         Total deferred tax liabilities                   144    140
                                                        -----  -----
   Deferred tax assets:
       OPEB obligation                                     14     13
       Environmental and other long-term liabilities        9     12
       Alternative minimum tax credit receivable          ---      7
       Pension and other compensation related              11      6
       Other                                                3      5
                                                        -----  -----
         Total deferred tax assets                         37     43
                                                        -----  -----
          Net deferred tax liabilities                  $ 107  $  97
                                                        =====  =====

Pretax income from continuing operations for the years ended December 31, 1994, 1993 and 1992 was taxed by domestic jurisdictions only.

The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to the Company's effective tax rates follows. During 1993, the Company increased its provision for deferred income taxes by $3 million due to an increase in the federal corporate income tax rate from 34 percent to 35 percent effective January 1, 1993.


DESCRIPTION                             1994    1993    1992
-----------                            ------  ------  ------

 U.S. statutory income tax rates         35.0 %  35.0 %  34.0 %
 State income taxes, net of federal      1.2    19.3    (1.5)
 Company owned life insurance           (0.3)    3.8    (2.1)
 Deferred tax liability rate change      ---    15.6     ---
 Other, net                              0.3    (0.6)   (3.1)
                                       -----   -----   -----
      Effective income tax rate         36.2 %  73.1 %  27.3 %
                                       =====   =====   =====


                        LYONDELL PETROCHEMICAL COMPANY

20.  COMMITMENTS AND CONTINGENCIES

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

In addition to lawsuits for which the Company has indemnified ARCO, the Company is also subject to various lawsuits and proceedings. Subject to the uncertainty inherent in all litigation, management believes the resolution of these proceedings will not have a material adverse effect upon the Company's financial statements.

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

Subject to the terms of the Cross-Indemnity Agreement, the Company is currently contributing funds to the cleanup of two waste sites (French Ltd. and Brio, both of which are located near Houston, Texas) under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as amended and the Superfund Amendments and Reauthorization Act of 1986. The Company is also subject to certain assessment and remedial actions at the Refinery under the Resource Conservation and Recovery Act ("RCRA"). In addition, the Company has negotiated an order with the Texas Natural Resource Conservation Commission ("TNRCC"), formerly the Texas Water Commission, for assessment and remediation of groundwater and soil contamination at the Refinery.

In July 1994 the Company reported results of an independent investigation conducted by the Audit Committee of the Board of Directors regarding the compliance status of two process waste-water streams under the applicable Benzene National Emissions Standard for Hazardous Air Pollutants ("NESHAPS") regulations and certain issues raised by an employee. Noncompliance with the Benzene NESHAPS regulations and the related reporting requirements can result in civil penalties and, under certain circumstances, substantial civil and, potentially, criminal penalties. The Company has received a notice of violation from the TNRCC regarding the two streams and consented to pay a fine of $10,200. The Company incurred approximately $1 million in capital costs in connection with these waste water streams to achieve on-going compliance with the benzene NESHAPS regulations. The EPA has not yet made a final determination as to whether it will initiate separate enforcement proceedings. However, the Company does not believe that any aspects of the matters described above will subject the Company to criminal liability or have a material adverse effect on the Company's business or financial statements.

                        LYONDELL PETROCHEMICAL COMPANY

20.  COMMITMENTS AND CONTINGENCIES - (CONTINUED)

The Company has accrued $17 million related to future CERCLA, RCRA and TNRCC assessment and remediation costs, of which $1 million is included in current liabilities while the remaining amounts are expected to be incurred over the next three to seven years. In the opinion of management, there is currently no material range of loss in excess of the amount recorded. However, it is possible that new information about the sites for which the reserve has been established, new technology or future developments such as involvement in other CERCLA, RCRA, TNRCC or other comparable state law investigations, could require the Company to reassess its potential exposure related to environmental matters.

In the opinion of management, any liability arising from the matters discussed above will not have a material adverse effect on the consolidated financial statements or liquidity of the Company, although the adverse resolution in any reporting period of one or more of these matters discussed in this note could have a material impact on the Company's results of operations for that period.


21.  SEGMENT INFORMATION

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

The refining segment, which is primarily composed of LCR operations, consists of refined petroleum products including gasoline, heating oil and jet fuel; aromatics produced at the Refinery, including benzene, toluene, paraxylene and orthoxylene; lubricants, including industrial and motor oils; olefins feedstocks and crude oil resales. Crude oil resales consist of revenues from the resale of previously purchased crude oil and from locational exchanges of crude oil that are settled on a cash basis. Crude oil exchanges and resales facilitate the operation of the Company's petroleum processing business by allowing the Company to optimize the crude oil feedstock mix in response to market conditions and refinery maintenance turnarounds and also to reduce transportation costs. Crude oil resales amounted to $296 million, $401 million and $893 million for years ended December 31, 1994, 1993 and 1992, respectively.

Consolidated sales to CITGO totaled $1.1 billion in 1994, $864 million in 1993 and $282 million in 1992. No other customer accounted for 10 percent or more of consolidated sales.

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

                        LYONDELL PETROCHEMICAL COMPANY

21.  SEGMENT INFORMATION - (CONTINUED)

                          Petrochemical  Refining
MILLIONS OF DOLLARS          Segment     Segment   Unallocated   Eliminations   Consolidated
------------------------  -------------  --------  ------------  -------------  ------------
1994
----
Sales and other
  operating revenues:
     Customers                   $1,783    $2,074                                     $3,857
     Intersegment                   190       198                       $(388)           ---
                                 ------    ------                       -----         ------
                                  1,973     2,272                        (388)         3,857
                                 ------    ------                       -----         ------
Cost of sales                     1,520     2,164                        (388)         3,296

Selling, general and
  administrative
  expenses                           40        54         $ 43            ---            137
                                 ------    ------         ----          -----         ------
Operating income                 $  413    $   54         $(43)         $ ---         $  424
                                 ======    ======         ====          =====         ======
Depreciation and
  amortization expense           $   44    $   20         $  1                        $   65
                                 ======    ======         ====                        ======
Capital expenditures             $   39    $  210         $  3                        $  252
                                 ======    ======         ====                        ======
Identifiable assets              $  925    $  739         $ 49          $ (50)        $1,663
                                 ======    ======         ====          =====         ======
1993
----
Sales and other
  operating revenues:
     Customers                   $1,326    $2,524                                     $3,850
     Intersegment                   180       237                       $(417)           ---
                                 ------    ------                       -----         ------
                                  1,506     2,761                        (417)         3,850
                                 ------    ------                       -----         ------
Cost of sales                     1,412     2,632                        (417)         3,627
Selling, general and
  administrative
  expenses                           37        48         $ 45            ---            130
                                 ------    ------         ----          -----         ------
Operating income                 $   57    $   81         $(45)         $ ---         $   93
                                 ======    ======         ====          =====         ======
Depreciation and
  amortization expense           $   44    $   13         $  1                        $   58
                                 ======    ======         ====                        ======
Capital expenditures             $   14    $   54         $  1                        $   69
                                 ======    ======         ====                        ======
Identifiable assets              $  719    $  514         $ 37          $ (39)        $1,231
                                 ======    ======         ====          =====         ======
1992
----
Sales and other
  operating revenues:
     Customers                   $1,409    $3,400                                     $4,809
     Intersegment                   266       334                       $(600)           ---
                                 ------    ------                       -----         ------
                                  1,675     3,734                        (600)         4,809
                                 ------    ------                       -----         ------
Cost of sales                     1,536     3,642                        (600)         4,578
Selling, general and
  administrative
  expenses                           37        43         $ 47            ---            127
                                 ------    ------         ----          -----         ------
Operating income                 $  102    $   49         $(47)         $ ---         $  104
                                 ======    ======         ====          =====         ======
Depreciation and
  amortization expense           $   33    $    5         $  1                        $   39
                                 ======    ======         ====                        ======
Capital expenditures             $   43    $   53         $  1                        $   97
                                 ======    ======         ====                        ======
Identifiable assets              $  797    $  385         $ 33                        $1,215
                                 ======    ======         ====                        ======

                        LYONDELL PETROCHEMICAL COMPANY

22.  UNAUDITED QUARTERLY RESULTS

                                                                           QUARTER ENDED
                                                           ----------------------------------------------
                                                           MARCH 31   JUNE 30   SEPTEMBER 30  DECEMBER 31
                                                           ---------  --------  ------------  -----------
MILLIONS OF DOLLARS EXCEPT PER SHARE AMOUNTS
--------------------------------------------

1994
----
  Sales and other operating revenues                         $  824    $  900         $1,037       $1,096
  Operating income                                               54        71            124          175
  Income before income taxes                                     34        51            105          159
  Net income                                                     22        32             66          103
  Earnings per share                                            .27       .40            .83         1.28

1993(*)
-------
  Sales and other operating revenues                         $1,065    $1,080         $  885       $  820
  Operating income                                                7         5             38           43
  Income (loss) before income taxes and cumulative
    effect of accounting changes                                (10)      (14)            18           22
  Income (loss) before cumulative effect of
    accounting changes                                           (8)      (11)             9           14
  Cumulative effect of accounting changes, net of tax            22       ---            ---          ---
  Net income (loss)                                              14       (11)             9           14
  Earnings (loss) per share before cumulative effect of
    accounting changes                                         (.09)     (.14)           .12          .17
  Earnings (loss) per share                                     .18      (.14)           .12          .17

(*) The first two quarters of 1993 include certain pro forma adjustments necessary to present the petrochemical and refining operations as individual segments for periods prior to the commencement of LCR operations on July 1, 1993.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                 PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding executive officers of the Company is included in Part I. For the other information called for by Items 10, 11, 12 and 13, reference is made to the Registrants definitive proxy statement for its Annual Meeting of Stockholders, to be held on June 2, 1995, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1994, and which is incorporated herein by reference.

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

EXHIBITS:
-------------------------------

3.1      -   Restated Certificate of Incorporation of the Registrant, and Amendment No. 1.*
3.2      -   Amendment No. 1 to the Restated Certificate of Incorporation of the Registrant.+
3.3      -   Amended and Restated By-Laws of the Registrant.
4.1      -   Indenture, as supplemented by a First Supplemental Indenture, between the Registrant and Texas
             Commerce Bank National Association, as Trustee.**
4.2      -   Indenture, as supplemented by a First Supplemental Indenture, between the Registrant and
             Continental Bank, National Association, as Trustee.+++
4.3      -   Specimen certificate.*
4.4      -   LYONDELL-CITGO Refining Company Ltd. $70,000,000 Credit Agreement.++++++
4.5      -   Lyondell Petrochemical Company $400,000,000 Credit Agreement.++++++

EXECUTIVE COMPENSATION:

10.1     -   Lyondell Petrochemical Company Executive Supplementary Savings Plan.**
10.2     -   Lyondell Petrochemical Company Amended and Restated Executive Long-Term Incentive Plan.***
10.3     -   Lyondell Petrochemical Company Supplementary Executive Retirement Plan.***
10.4     -   Lyondell Petrochemical Company Executive Medical Insurance Plan - Summary Plan Description.***
10.5     -   Lyondell Petrochemical Company Executive Deferral Plan.****
10.6     -   Lyondell Petrochemical Company Executive Long-Term Disability Plan.+++
10.7     -   Lyondell Petrochemical Company Executive Life Insurance Plan.+++
10.8     -   Lyondell Petrochemical Company Supplemental Executive Benefit Plans Trust Agreement.****
10.9     -   Lyondell Petrochemical Company Restricted Stock Plan.
10.10    -   Lyondell Petrochemical Value Share Plan.
10.11    -   Form of Executive Severance Agreement with Executive Officers.
10.12    -   Form of Registrant's Indemnity Agreement with Officers and Directors.*
10.13    -   Lyondell Petrochemical Company Elective Deferral Plan for Outside Directors.****
10.14    -   Lyondell Petrochemical Company Amended and Restated Retirement Plan for Outside Directors.****
10.15    -   Form of Restricted Stock Agreement with Outside Directors.

MATERIAL CONTRACTS WITH
 ARCO AFFILIATES:

10.16    -   Joint Pipeline Use Agreement between ARCO Chemical Company and the Registrant.*
10.17    -   MTBE Purchase, Transportation & Storage Agreement between ARCO Chemical Company and the
             Registrant.*
10.18    -   Agreements Implementing Transfer of Pipeline Rights from ARCO Pipe Line Company to Registrant.*
10.19    -   Conveyance (conformed without exhibits) between the Registrant and ARCO.*
10.20(a) -   Cross-Indemnification Agreement between the Registrant and ARCO and Amendment No. 1 to the
             Cross-Indemnification Agreement.*
10.20(b) -   Dispute Resolution Agreement between the Registrant, ARCO and ARCO Chemical Company.++++++
10.20(c) -   Employee Services Agreement between the Registrant and ARCO.+

10.20(d) -   Investment Management Agreement between the Registrant and ARCO.++++++
10.20(e) -   Form of Registration Rights Agreement between the Registrant and ARCO.+
10.21(a) -   Immunity From Suit Agreement between ARCO and the Registrant.*
10.21(b) -   Amendment to Immunity From Suit Agreement between ARCO and the Registrant.***
10.22(a) -   License Agreement between ARCO and the Registrant.*
10.22(b) -   License Agreement Amendment between ARCO and the Registrant.***
10.23(a) -   Technology Agreement between ARCO and the Registrant.**
10.23(b) -   Technology Agreement Amendment between ARCO and the Registrant.***
10.24    -   Assignment of Patents and Patent Applications between ARCO and the Registrant.**
10.25    -   Assignment of Technology Agreement, as amended, between ARCO and the Registrant.**

OTHER MATERIAL CONTRACTS:

10.26    -   Asset Purchase Agreement (conformed without exhibits) between the Registrant and Rexene Products
             Company.**
10.27    -   Crystalline Polymers License and Block Copolymer License between Phillips Petroleum Co. and the
             Registrant.**
10.28(a) -   Amended and Restated Limited Liability Company Regulations of LYONDELL-CITGO Refining Company
             Ltd.++++
10.28(b) -   Contribution Agreement between Lyondell Petrochemical Company and LYONDELL-CITGO Refining Company
             Ltd.++++
10.28(c) -   Crude Oil Supply Agreement between LYONDELL-CITGO Refining Company Ltd. and Lagoven, S.A.++++

22       -   Subsidiaries of the Registrant.
24       -   Consent of Coopers & Lybrand L.L.P.
25       -   Powers of Attorney.
27       -   Financial Data Schedule.
------------

* Filed as an exhibit to Registrant's Registration Statement on Form S-1 (No. 33-25407) and incorporated herein by reference.
** Filed as an exhibit to Registrant's Annual Report on Form 10-K Report for the year ended December 31, 1989 and incorporated herein by reference.
*** Filed as an exhibit to Registrant's Annual Report on Form 10-K Report for
    the year ended December 31, 1990 and incorporated herein by reference.
****  Filed as an exhibit to Registrant's Annual Report on Form 10-K Report for
    the year ended December 31, 1991 and incorporated herein by reference.
+++     Filed as an exhibit to Registrant's Annual Report on Form 10-K Report for the year ended December 31, 1992 and incorporated herein by reference.
++++    Filed as an exhibit to Registrant's Interim Report on Form 8-K dated as of July 1, 1993 and incorporated herein by reference.
++++++  Filed as an exhibit to Registrants Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.
+ Filed as an exhibit to Registrants Registration Statement on Form S-3 dated as of May 5, 1994 and incorporated herein by reference.
++      Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 and incorporated herein by reference.

    (b)  Consolidated Financial Statements and Financial Statement Schedules

       (1)  Consolidated Financial Statements

              Consolidated Financial Statements filed as part of this Annual Report on Form 10-K are listed in the Index to Consolidated Financial Statements on page 36.

       (2)  Financial Statement Schedules

      All financial statement schedules are omitted because they are not applicable or the required information is contained in the Financial Statements or notes thereto.

      Copies of exhibits will be furnished upon prepayment of 25 cents per page. Requests should be addressed to the Secretary.

    (c)  Reports on Form 8-K:

      No Current Reports on Form 8-K were filed during the quarter ended December 31, 1994 or thereafter through March 29, 1995.

                                  SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                        LYONDELL PETROCHEMICAL COMPANY

                           By:                    BOB G. GOWER
                               -------------------------------------------------
                                                  Bob G. Gower
                               Chairman of the Board and Chief Executive Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


         SIGNATURE                          TITLE                      DATE
         ---------                          -----                      ----
        BOB G. GOWER          Chairman of the Board and Chief     March 29, 1995
        ------------          Executive Officer
       (Bob G. Gower,
Principal Executive Officer)

     WILLIAM T. BUTLER*       Director                            March 29, 1995
     ------------------
    (William T. Butler)

STEPHEN F. HINCHLIFFE, JR.*   Director                            March 29, 1995
----------------------------
(Stephen F. Hinchliffe, Jr.)

    DUDLEY C. MECUM II*       Director                            March 29, 1995
    -------------------
   (Dudley C. Mecum  II)

       DAN F. SMITH           President, Chief Operating Officer  March 29, 1995
       -------------          and Director
      (Dan F. Smith)

      PAUL R. STALEY*         Director                            March 29, 1995
     ----------------
     (Paul R. Staley)

     RUSSELL S. YOUNG         Senior Vice President, Chief        March 29, 1995
     ----------------         Financial Officer and Treasurer
    (Russell S. Young,
Principal Financial Officer)

      JOSEPH M. PUTZ          Vice President and Controller       March 29, 1995
      --------------
 (Joseph M. Putz, Principal
    Accounting Officer)

*By:    BOB G. GOWER                                              March 29, 1995
        ------------
       (Bob G. Gower,
    as Attorney-in-fact)
