Form 10-Q
period 1995-03-31
LYONDELL PETROCHEMICAL CO
filed 1995-05-11
CIK 842635

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                             --------------------

                                   FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995.

                                      OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ............ TO  ............

COMMISSION FILE NUMBER 1-10145

                             --------------------

                        LYONDELL PETROCHEMICAL COMPANY
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                             --------------------

              DELAWARE                                        95-4160558
   (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

   1221 McKINNEY STREET, SUITE 1600
           HOUSTON, TEXAS                                        77010
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 713-652-7200

                             --------------------

                                NOT APPLICABLE
             (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORT), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES   X   NO
                                              ----     ----

     NUMBER OF SHARES OF COMMON STOCK, $1.00 PAR VALUE, OUTSTANDING AS OF MARCH 31, 1995: 80,000,000.

================================================================================

                         PART I. FINANCIAL INFORMATION

                        LYONDELL PETROCHEMICAL COMPANY

                 CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                       CONSOLIDATED STATEMENT OF INCOME


                                                           FOR THE THREE MONTHS
                                                               ENDED MARCH 31
                                                           --------------------
MILLIONS OF DOLLARS EXCEPT PER SHARE AMOUNTS                1995          1994
- --------------------------------------------               ------        ------
SALES AND OTHER OPERATING REVENUES:
     Unrelated parties                                     $1,084        $  755
     Related parties                                           90            69
                                                           ------        ------
                                                            1,174           824
OPERATING COSTS AND EXPENSES:
     Cost of sales:
          Unrelated parties                                   852           682
          Related parties                                      55            54
     Selling, general and administrative expenses              45            34
                                                           ------        ------
                                                              952           770
                                                           ------        ------
     Operating income                                         222            54

Interest expense                                              (18)          (18)
Interest income                                                 3             1
Minority interest in LYONDELL-CITGO Refining Company Ltd.      (5)           (3)
                                                           ------        ------
     Income before income taxes                               202            34

Provision for income taxes                                     75            12
                                                           ------        ------
     NET INCOME                                            $  127        $   22
                                                           ======        ======
     EARNINGS PER SHARE                                    $ 1.59        $  .27
                                                           ======        ======


                See notes to consolidated financial statements.

                        LYONDELL PETROCHEMICAL COMPANY

                          CONSOLIDATED BALANCE SHEET

                                                        MARCH 31    DECEMBER 31
MILLIONS OF DOLLARS                                       1995          1994
- -------------------                                     --------    -----------
ASSETS
Current assets:
  Cash and cash equivalents                              $  207        $   52
  Restricted cash and cash equivalents (Note 2)              36            42
  Accounts receivable:
    Trade                                                   300           331
    Related parties                                          26            29
  Inventories                                               251           229
  Prepaid expenses and other current assets                  10            14
                                                         ------        ------
      Total current assets                                  830           697
                                                         ------        ------
Fixed assets:
  Property, plant and equipment                           2,909         2,810
  Less accumulated depreciation and amortization          1,943         1,930
                                                         ------        ------
                                                            966           880
Deferred charges and other assets                            85            86
                                                         ------        ------
Total assets                                             $1,881        $1,663
                                                         ======        ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable:
    Trade                                                $  294        $  287
    Related parties                                           1             1
  Income taxes payable                                       63            18
  Notes payable                                              --            20
  Current maturities of long-term debt                       10            10
  Other accrued liabilities                                  98            97
                                                         ------        ------
    Total current liabilities                               466           433
                                                         ------        ------
Long-term debt                                              707           707
Other liabilities and deferred credits                       88            83
Deferred income taxes                                       103           109
Commitments and contingencies (Note 5)
Minority interest                                           345           268
Stockholders' equity:
  Preferred stock, $.01 par value, 80,000,000 shares
   authorized, none outstanding
  Common stock, $1 par value, 250,000,000 shares
   authorized, 80,000,000 issued and outstanding             80            80
  Additional paid-in capital                                158           158
  Accumulated deficit                                       (66)         (175)
                                                         ------        ------
    Total stockholders' equity                              172            63
                                                         ------        ------
Total liabilities and stockholders' equity               $1,881        $1,663
                                                         ======        ======

                See notes to consolidated financial statements.

                        LYONDELL PETROCHEMICAL COMPANY

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                     FOR THE THREE MONTHS ENDED
                                                                MARCH 31
                                                     --------------------------
MILLIONS OF DOLLARS                                     1995            1994
- -------------------                                   --------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $  127          $   22
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                         18              15
     Deferred taxes                                        (8)              3
     (Increase) decrease in accounts receivable            34             (35)
     (Increase) decrease in inventory                     (22)              1
     Increase in accounts payable                           9              26
     Net change in other working capital accounts          51             (10)
     Minority interest                                      5               3
     Other                                                  2               4
                                                       ------          ------
       Net cash provided by operating activities          216              29
                                                       ------          ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to fixed assets                              (101)            (32)
  Purchases of short-term investments                      --             (19)
  Proceeds from sales of short-term investments            --               3
                                                       ------          ------
       Net cash used in investing activities             (101)            (48)
                                                       ------          ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Minority owner contribution                              72              10
  Net repayments of short-term debt                       (20)             (2)
  Repayments of long-term debt                             --              (3)
  Dividends paid                                          (18)            (18)
                                                       ------          ------
       Net cash provided by (used in) financing
        activities                                         34             (13)
                                                       ------          ------
INCREASE (DECREASE) IN CASH, RESTRICTED CASH
 AND CASH EQUIVALENTS                                     149             (32)
Cash, restricted cash and cash equivalents at
 beginning of period                                       94             113
                                                       ------          ------
Cash, restricted cash and cash equivalents at
 end of period                                         $  243          $   81
                                                       ======          ======


                See notes to consolidated financial statements.

                         LYONDELL PETROCHEMICAL COMPANY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.  BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 1994 included in the Lyondell Petrochemical Company ("Company") 1994 Annual Report and the Annual Report on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Certain amounts from prior periods have been reclassified to conform to current period presentation.


2.  RESTRICTED FUNDS

As of March 31, 1995 and December 31, 1994, cash in the amount of $36 million and $42 million, respectively, was restricted for use in connection with LYONDELL-CITGO Refining Company Ltd. ("LCR") capital projects, including the Refinery upgrade project, and other expenditures as determined by the LCR owners.

Presented below is a reconciliation of changes in restricted funds for the three-month period ended March 31, 1995:


Restricted - cash and cash equivalents
  at December 31, 1994                                              $ 42

Minority owner contributions                                          72

Interest on restricted funds                                           1

Additions to fixed assets:
  Refinery upgrade project                                           (71)
  Refining segment - other                                            (8)
                                                                    ----
Restricted - cash and cash equivalents
  at March 31, 1995                                                 $ 36
                                                                    ====


3.  INVESTMENTS

As of March 31, 1995, the Company held approximately $111 million of investments in debt securities composed primarily of commercial paper which were classified as cash equivalents. The cost of securities held at March 31, 1995 approximated their estimated fair value and were classified as available-for-sale.

The Company realized no gains or losses on sales of securities during the three-month period ended March 31, 1995. All securities held by the Company as of March 31, 1995 have remaining maturities of less than one year.


4. INVENTORIES

The categories of inventory and their book values at March 31, 1995 and December 31, 1994 were:


     MILLIONS OF DOLLARS            1995   1994
     -------------------            -----  -----
     Crude oil                      $  46  $  62
     Refined products                  34     30
     Petrochemicals                   134    102
     Materials and supplies            37     35
                                    -----  -----
                                    $ 251  $ 229
                                    =====  =====

5.  COMMITMENTS AND CONTINGENCIES

The Company has various purchase commitments for materials, supplies and services incident to the ordinary conduct of business. In the aggregate, such commitments are not at prices in excess of current market.

In connection with the transfer of assets and liabilities from Atlantic Richfield Company ("ARCO") to the Company, the Company agreed to assume certain liabilities arising out of the operation of the Company's integrated petrochemical and petroleum processing business prior to July 1, 1988. In connection with the transfer of such liabilities, the Company and ARCO entered into an agreement ("Cross-Indemnity Agreement") whereby the Company has agreed to defend and indemnify ARCO against certain uninsured claims and liabilities which ARCO may incur relating to the operation of the business of the Company prior to July 1, 1988, including certain liabilities which may arise out of pending and future lawsuits.

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

In July 1994 the Company reported results of an independent investigation conducted by the Audit Committee of the Board of Directors regarding the compliance status of two process waste-water streams under the applicable Benzene National Emissions Standard for Hazardous Air Pollutants ("NESHAPS") regulations and certain issues raised by an employee. Noncompliance with the Benzene NESHAPS regulations and the related reporting requirements can result in civil penalties and, under certain circumstances, substantial civil and, potentially, criminal penalties. The Company has received a notice of violation from the TNRCC regarding the two streams and consented to pay a fine of $10,200. The Company incurred approximately $2 million in capital costs in connection with these waste water streams to achieve on-going compliance with the Benzene NESHAPS regulations. The Company has been notified that the EPA will proceed with a separate investigation. However, the Company continues to believe that none of the aspects of the matters described above will subject the Company to criminal liability or have a material adverse effect on the Company's business or financial statements.

The Company has accrued $17 million related to future CERCLA, RCRA and TNRCC assessment and remediation costs, of which $2 million is included in current liabilities while the remaining amounts are expected to be incurred over the next two to seven years. In the opinion of management, there is currently no material range of loss in excess of the amount recorded. However, it is possible that new information about the sites for which the reserve has been established, new technology or future developments such as involvement in other CERCLA, RCRA, TNRCC or other comparable state law investigations, could require the Company to reassess its potential exposure related to environmental matters.

In the opinion of management, any liability arising from the matters discussed above will not have a material adverse effect on the consolidated financial statements or liquidity of the Company, although the adverse resolution in any reporting period of one or more of these matters discussed in this note could have a material impact on the Company's results of operations for that period.

6.  DIVIDENDS

On March 15, 1995, the Company paid a regular quarterly dividend of $.225 per share to stockholders of record on February 24, 1995. Additionally, on April 21, 1995, the Board of Directors declared a regular quarterly dividend of $.225 per share of common stock, payable June 15, 1995 to stockholders of record on May 25, 1995.

7.  EARNINGS PER SHARE

Earnings per share for all periods presented are computed based on the weighted average number of shares outstanding for the periods, which was 80,000,000 shares.

8.  SUBSEQUENT EVENTS

On April 17, 1995, the Company announced that it had signed an agreement with Occidental Chemical Corporation, an affiliate of Occidental Petroleum Corporation, to acquire Occidental Chemical Corporation's Alathon(R) high-density polyethylene ("HDPE") business for $350 million plus approximately $60 million for inventory. Assets involved in the transaction include resin production facilities at Victoria and Matagorda, Texas, and associated research and development activities. These facilities have a combined annual production capacity of approximately 1.5 billion pounds of HDPE. The transaction closed on May 1, 1995. The Company financed the acquisition from internal cash and by borrowing from its existing credit facilities.

LCR entered into two credit facilities, dated as of May 5, 1995, totaling $520 million with a group of banks with The Bank of New York as agent. The first facility is a $70 million, 364 day revolving credit facility which replaces LCR's existing $70 million revolving credit facility and will be utilized for general corporate purposes, including letters of credit, unrelated to the Refinery upgrade project. Upon LCR's request, this facility may be increased to $100 million and/or extended upon consent of the bank group. The second facility is a $450 million, five year term credit facility which will be used in connection with the Refinery upgrade project.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

GENERAL

Lyondell Petrochemical Company (the "Company" or "Lyondell") operates in two business segments: petrochemicals and refining. The petrochemical segment consists of olefins including ethylene, propylene, butadiene, butylenes and specialty products; polyolefins including polypropylene and low density polyethylene; aromatics produced at the Channelview petrochemical complex ("Channelview Complex") including benzene and toluene; methanol and refinery blending stocks.

On July 1, 1993, the Company and CITGO Petroleum Corporation ("CITGO") announced the commencement of operations of LYONDELL-CITGO Refining Company Ltd. ("LCR"), a new entity owned by subsidiaries of the Company and CITGO. LCR owns and operates the refining business formerly owned by the Company, including the full-conversion refinery ("Refinery"). LCR is undertaking a major upgrade project at the Refinery to enable the facility to process substantial additional volumes of very heavy crude oil. CITGO is providing a major portion of the funds for the upgrade project and has provided in excess of $100 million for funding other capital projects. Definitive cost engineering for the upgrade is substantially complete, and at the present time LCR management anticipates the cost for the project, which is scheduled to be completed in late 1996, will be approximately $980 million, which includes an allowance for contingency costs.

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

Prior to completion of the upgrade project, the Crude Supply Contract requires LCR to purchase and LAGOVEN to supply a minimum of 125,000 barrels per day of heavy Venezuelan crude oil. The contract incorporates a formula price based on the market value of a slate of refined products deemed to be produced from each particular crude oil or feedstock, less: (i) certain deemed refining costs, adjustable for inflation; (ii) certain actual costs, including crude oil transportation costs, import duties and taxes; and (iii) a deemed margin, which varies according to the grade of crude oil or other feedstock delivered. Deemed costs are adjusted periodically based on inflation rates for specific deemed cost components. Adjustments to margins track, but are less than, inflation rates. Because deemed operating costs and the slate of refined products deemed to be produced from a given barrel of crude oil or other feedstock do not necessarily reflect the actual costs and yields in any period and also because the market value of the refined products used in the pricing formula does not necessarily reflect the actual price received for the refined products, the actual refining margin earned by LCR under the Crude Supply Contract will vary depending on, among other things, the efficiency with which LCR conducts its operations during such period.

Notwithstanding the limitations discussed above, however, the Crude Supply Contract is designed to reduce the inherent volatility of earnings and cash flow of LCR's refining operations irrespective of market fluctuations of either crude oil or refined products. Specifically, should the market value of refined products "deemed" to be produced from the Venezuelan crude oil increase, the "deemed" cost of crude oil to LCR will also increase. Alternatively, if the market value of refined products "deemed" to be produced from the Venezuelan crude oil decreases, the "deemed" cost of crude oil to LCR will also decrease. This results in relatively stable "deemed" margins regardless of the market volatility of either refined products or crude oil. If the actual yields, costs or volumes differ substantially from those contemplated by the Crude Supply Contract, the benefits of this agreement to LCR could be substantially different than anticipated.

The refining segment consists of refined petroleum products, including gasoline, heating oil and jet fuel; aromatics produced at the Refinery, including benzene, toluene, paraxylene and orthoxylene; lubricants, including industrial and motor oils; olefins feedstocks and crude oil resales. Crude oil resales consist of revenues from the resale of previously purchased crude oil and from locational exchanges of crude oil that are settled on a cash basis. Crude oil exchanges and resales facilitate the operation of the refining segment by allowing the Company to optimize the crude oil feedstock mix in response to market conditions and refinery maintenance turnarounds and also to reduce transportation costs. Crude oil resales amounted to $74 million and $61 million for the three-month periods ended March 31, 1995 and 1994, respectively.

The following table sets forth the Company's major product volumes sold for the periods indicated. Sales volumes include production, purchases of products for resale, propylene production from the product flexibility unit and draws from inventory.


                                                THREE MONTHS
                                                   ENDED
                                                  MARCH 31
                                              ----------------
                                              1995       1994
                                              -----      -----
SELECTED PETROCHEMICAL PRODUCTS (MILLIONS)
  (EXCLUDING INTERSEGMENT SALES):
Ethylene, propylene and polyolefins (lbs.)    1,513      1,503
Other olefins (lbs.)                            294        237
Methanol (gallons)                               51         46
Aromatics (gallons)                              41         36

REFINED PRODUCTS (THOUSAND BARRELS PER DAY)
  (EXCLUDING INTERSEGMENT SALES):
Gasoline                                        105        112
Heating oil (no. 2 distillate)                   55         50
Jet fuel                                         30         24
Aromatics                                         9          9
Other refined products                           55         44
                                              -----      -----
   Total refined products volumes               254        239
                                              =====      =====

Summarized below is the segment data for the Company. Intersegment sales between the petrochemical and refining segments include olefins feedstocks produced at the Refinery and gasoline blending stocks produced at the Channelview Complex and were made at prices that were based on current market values.


                                        THREE MONTHS ENDED
                                             MARCH 31
                                       --------------------
(MILLIONS OF DOLLARS)                     1995       1994
- ---------------------                  ----------  --------
SALES AND OTHER OPERATING REVENUES:
   Petrochemical segment                  $  646     $ 384
   Refining segment                          629       535
   Intersegment sales                       (101)      (95)
                                          ------     -----
                                          $1,174     $ 824
                                          ======     =====

COST OF SALES:
   Petrochemical segment                  $  437     $ 335
   Refining segment                          571       496
   Intersegment purchases                   (101)      (95)
                                          ------     -----
                                          $  907     $ 736
                                          ======     =====

                                           THREE MONTHS ENDED
                                                MARCH 31
                                           -----------------
(MILLIONS OF DOLLARS)                       1995      1994
- ---------------------                     --------  --------

SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES:
   Petrochemical segment                    $  13       $  10
   Refining segment                            15          13
   Unallocated                                 17          11
                                            -----       -----
                                            $  45       $  34
                                            =====       =====

OPERATING INCOME:
   Petrochemical segment                    $ 196       $  39
   Refining segment                            43          26
   Unallocated                                (17)        (11)
                                            -----       -----
                                            $ 222       $  54
                                            =====       =====

Summarized below are intersegment sales for the two segments.

                                          THREE MONTHS ENDED
                                               MARCH 31
                                          ------------------
(MILLIONS OF DOLLARS)                       1995      1994
- ---------------------                     -------    -------
   Petrochemical segment                    $  46       $  44
   Refining segment                            55          51
                                            -----       -----
                                            $ 101       $  95
                                            =====       =====


RESULTS OF OPERATIONS

OVERVIEW

Net income for the first quarter of 1995 was $127 million or $1.59 per share compared to a net income of $22 million or $.27 per share for the first quarter of 1994. The $105 million improvement was primarily due to higher petrochemical margins and to a lesser extent higher refining and aromatics margins.

Net income was $24 million higher for the first quarter of 1995 compared to the fourth quarter of 1994. This increase was primarily caused by higher refining margins and sales volumes and higher olefins margins and methanol sales volumes.


PETROCHEMICAL SEGMENT

REVENUES   Sales and other operating revenues for the first quarter of 1995 were
$646 million compared to $384 million for the first quarter of 1994. The $262 million increase was due to higher olefins and polyolefins sales prices reflecting continued strong market conditions for petrochemicals that resulted from the high U.S. economic growth rate in 1994 and an improving worldwide economy. Additionally, revenues were higher due to higher methanol sales prices which were caused by the improvement in the worldwide economy and increased use of MTBE, of which methanol is a significant component, as well as industry supply disruptions.

COST OF SALES Cost of sales was $437 million in the first quarter of 1995 compared to $335 million in the first quarter of 1994, an increase of $102 million. This increase was primarily due to higher olefins feedstock costs resulting from higher raw material prices. Olefins raw material costs were higher due to higher worldwide crude oil prices.

SELLING EXPENSES   Selling expenses for the first quarter of 1995 compared to the first quarter of 1994 were higher by $3 million. This increase was primarily caused by higher product delivery and storage costs.

OPERATING INCOME   Operating income for the first quarter of 1995 was $196
million compared to an operating income of $39 million in the first quarter of 1994. The $157 million increase was primarily due to higher petrochemical sales margins. Improved olefins sales margins resulted primarily from higher olefins sales prices, partially offset by higher raw material prices. Olefins sales prices were higher due to higher industry-wide demand caused by the improved worldwide economies. Olefins raw material prices were higher due to the higher crude oil prices. Contributing to the improved operating income were higher methanol sales margins. Methanol sales margins were higher primarily due to higher sales prices caused by the improved worldwide economies, increased use of MTBE and industry supply disruptions.

Operating income for the first quarter of 1995 compared to the fourth quarter of 1994 increased $10 million. The increase was primarily due to higher olefins sales margins, partially offset by lower olefins sales volumes. Contributing to the increase was higher methanol sales volumes, partially offset by lower methanol sales margins. Olefins sales margins continued to improve during the first quarter due to sales prices increasing faster than feedstock costs. Olefins sales volumes were lower due, in part, to a ten day shutdown of one of the olefins units for unscheduled maintenance. Methanol sales volumes were higher due to higher production resulting from a debottleneck performed on the methanol unit in 1994, the full impact of which was not realized until the first quarter of 1995. Methanol sales margins were lower due to a significant decline in prices late in the first quarter of 1995 due to uncertainty about MTBE demand for reformulated gasoline and increasing methanol supply.


REFINING SEGMENT

REVENUES Sales and other operating revenues for the first quarter of 1995 were $629 million compared to $535 million for the first quarter of 1994, an increase of $94 million. The increase was primarily due to higher sales prices for both refined products and aromatics and higher prices for crude oil resales. Refined products sales prices were higher generally due to the higher crude oil prices. Aromatics sales prices increased primarily due to higher demand caused by the improved economy.

COST OF SALES Cost of sales was $571 million during the first quarter of 1995 compared to $496 million during the first quarter of 1994, an increase of $75 million. The increase was primarily due to higher crude oil and other feedstock prices.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses were $15 million in the first quarter of 1995, an increase of $2 million compared to the first quarter of 1994. This was due to an approximately $1 million increase in both compensation and selling expenses.
The increase in selling expenses related to higher sales of aromatics and refined products.

OPERATING INCOME Operating income for the first quarter of 1995 was $43 million compared to $26 million for the first quarter of 1994. The $17 million increase was primarily due to higher refined products and aromatics margins. Refined products margins were higher due to increased volumes of Venezuelan crude oil purchased under the Crude Supply Contract and processed both in the cracking and coking modes. The increase in the volume of Venezuelan crude oil processed was partially attributable to the additional inventory that was available for processing as a result of turnarounds at the Refinery during the fourth quarter of 1994. Aromatics margins were higher due to higher sales prices, particularly for paraxylene and orthoxylene.

Operating income for the first quarter of 1995 compared with the fourth quarter of 1994 increased $44 million. The increase was primarily due to higher refined products sales margins and volumes and to improved profitability for aromatics. The refined products sales margin increase was due to the higher volumes of Venezuelan crude oil processed during the first quarter of 1995. The change in production volume was due to downtime of two major production units during the fourth quarter of 1994 and the increased production efficiency realized during the first quarter of 1995 resulting from the turnarounds.

UNALLOCATED

GENERAL AND ADMINISTRATIVE EXPENSES General and administrative expenses were $17 million in the first quarter of 1995 compared to $11 million in the first quarter of 1994, an increase of $6 million. This increase was primarily due to a charge for management incentive compensation related expenses for 1994 relating to a newly-adopted management compensation plan.

INTEREST INCOME Interest income was $3 million during the first quarter of 1995 compared to $1 million during the first quarter of 1994. The $2 million increase was caused by higher levels of cash available for investment and higher interest rates.

MINORITY INTEREST IN LYONDELL-CITGO REFINING COMPANY LTD. Minority interest was $5 million in the first quarter of 1995, representing CITGO's allocated share of LCR's net income.

INCOME TAX The effective income tax rate during the first quarter of 1995 from continuing operations was 37 percent. State income tax was the primary difference between the effective tax rate and the 35 percent federal statutory rate.

FINANCIAL CONDITION

Lyondell's cash flows from operating activities for the first quarter of 1995 were $216 million, a strong improvement over the $29 million generated during the first quarter of 1994. This increase was primarily attributable to the $105 million increase in net income over the 1994 period. Cash flows associated with investing activities during the three months ended March 31, 1995 included capital expenditures of $101 million, of which $71 million was for the upgrade project at the Refinery and was funded by contributions from CITGO, the minority owner, and $7 million was for environmentally related projects. As of March 31, 1995, $36 million of cash was restricted for use in LCR capital projects, including the Refinery upgrade project, and other expenditures as determined by the LCR owners. Cash flows associated with financing activities during the three months ended March 31, 1995 included $20 million for the repayment of borrowings by LCR under its working capital facility and $18 million of dividend payments.

On April 21, 1995, the Board of Directors declared a regular quarterly dividend of $.225 per share of common stock, payable June 15, 1995 to stockholders of record on May 25, 1995.


CURRENT BUSINESS OUTLOOK

Lyondell's first quarter 1995 results reflect continued strong markets for its petrochemical products and the most profitable quarter for the refining segment since LCR was formed in 1993. Completion of maintenance and modifications conducted on key refining units in the fourth quarter of 1994 as well as the resulting build-up of heavy Venezuelan crude oil inventories led to record processing rates for heavy Venezuelan crude oil which resulted in the record contribution from the refining segment in the first quarter despite poor industry margins. As the Company enters the second quarter, demand and prices for its olefins products remain favorable. However, methanol prices continue to decline from the peak experienced at the beginning of 1995. Also in the second quarter, refining industry conditions have shown some improvement and management expects continued good performance in 1995 from LCR, although it will be difficult for LCR to repeat the first quarter results due to lower
Venezuelan crude oil processing rates and unit downtime and maintenance during the second quarter.

On May 1, 1995, Lyondell completed the acquisition of Occidental Chemical Corporation's Alathon(R) high-density polyethylene ("HDPE") business for $350 million plus approximately $60 million for inventory. The acquisition was funded from the Company's cash balances and borrowings from its credit facilities. Assets involved in the transaction include resin production facilities at Victoria and Matagorda, Texas and associated research and development activities. These facilities have a combined annual production capacity of approximately 1.5 billion pounds of HDPE. In addition, Lyondell acquired the rights to the Alathon(R) trademark. The business employs approximately 350 people. Management expects that this acquisition will provide important additional downstream integration which is a key part of the Company's strategic plan to support its earnings during the trough of the petrochemical business cycle.

HDPE is used to make plastic films and resins for a wide variety of consumer goods. Among the products produced at the facilities involved in the transaction is a high molecular weight film resin that is generally regarded as the benchmark for the industry. As a part of the agreement, Occidental Chemical Corporation will supply ethylene, the principal feedstock for HDPE, to these plants for a transitional period. Ultimately, Lyondell plans to supply ethylene to these facilities primarily from its Channelview Complex.

Management believes that the low cost, operating flexibility and large production capacity of the Company's petrochemical business and the addition of the Alathon(R) business position the Company to capitalize on the current favorable petrochemical business environment. During most of 1994 and through the first quarter of 1995, the domestic olefins industry operated at close to maximum available capacity. Although additional olefins capacity came on-stream during the first quarter of 1995, it did not materially affect the supply and demand balance due in part to planned and unplanned industry downtime. Favorable olefins market conditions continue into the second quarter.

In 1994 and early in the first quarter of 1995, the methanol market benefited from increased product demand, including rapid growth in its use for MTBE, and also from production disruptions which limited supply. This led to unprecedented prices and margins in the methanol business. Late in the first quarter of 1995 and continuing into the second quarter, increased uncertainty about MTBE demand for reformulated gasoline and increasing methanol supply has exerted significant downward pressure on methanol prices. The outlook for methanol in 1995 and future years is uncertain but market conditions are unlikely to be as strong as they were late in 1994 and early in 1995.

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

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     Reference is made to the disclosure on page 21 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994 relating to the Benzene NESHAPS compliance issue. The Company has been advised that the EPA intends to proceed with a separate investigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     The Company's annual meeting of stockholders is scheduled for June 2, 1995. Results of stockholder votes on Company proposals will be included in the Company's Quarterly Report on Form 10-Q for the period ending June 30, 1995.

ITEM 5. OTHER INFORMATION

     On March 24, 1995 the size of the Board of Directors was expanded to seven and D. Travis Engen was elected to the Company's Board of Directors, effective as of April 1, 1995.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          4.4(a) LYONDELL-CITGO Refining Company Ltd. $70,000,000 Revolving Credit Agreement dated as of May 5, 1995.

          4.4(b) LYONDELL-CITGO Refining Company Ltd. $450,000,000 Credit Agreement dated as of May 5, 1995.

          4.5(a) Amendment No. 1, dated as of April 1, 1995, to Lyondell Petrochemical Company $400,000,000 Credit Agreement.

          10.28(d) Amendment No. 1, dated as of April 28, 1995, to the Amended and Restated Limited Liability Company Regulations of LYONDELL-CITGO Refining Company Ltd.

          27        Financial Data Schedule
     (b)  Reports on Form 8-K

          The following Current Reports on Form 8-K were filed during the quarter ended March 31, 1995 and through the date hereof:


Date of Report              Item No.  Financial Statements
- --------------              --------  --------------------

April 17, 1995                 5             None

May 11, 1995                   2             Yes


                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Lyondell Petrochemical Company
                                                (Registrant)


Dated:  May 11, 1995                            /s/ JOSEPH M. PUTZ
                                         -------------------------------
                                                    (Signature)
                                                   Joseph M. Putz
                                           Vice President and Controller
                                           (Duly Authorized Officer and
                                           Principal Accounting Officer)