Form 10-Q
period 1995-06-30
LYONDELL PETROCHEMICAL CO
filed 1995-08-14
CIK 842635

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

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995.

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

     NUMBER OF SHARES OF COMMON STOCK, $1.00 PAR VALUE, OUTSTANDING AS OF JUNE 30, 1995: 80,000,000.

================================================================================

                        PART I. FINANCIAL INFORMATION

                        LYONDELL PETROCHEMICAL COMPANY

                 CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                       CONSOLIDATED STATEMENT OF INCOME


                                                FOR THE THREE MONTHS        FOR THE SIX MONTHS
                                                   ENDED JUNE 30               ENDED JUNE 30
                                                --------------------        --------------------
MILLIONS OF DOLLARS EXCEPT PER SHARE AMOUNTS     1995          1994          1995          1994
--------------------------------------------    ------        ------        ------        ------
SALES AND OTHER OPERATING REVENUES:
  Unrelated parties                             $1,271        $  818        $2,355        $1,573
  Related parties                                   99            82           189           151
                                                ------        ------        ------        ------
                                                 1,370           900         2,544         1,724

OPERATING COSTS AND EXPENSES:
  Cost of sales:
    Unrelated parties                            1,021           727         1,873         1,409
    Related parties                                 64            67           119           121
  Selling, general and administrative
    expenses                                        48            35            93            69
                                                ------        ------        ------        ------
                                                 1,133           829         2,085         1,599
                                                ------        ------        ------        ------
  Operating income                                 237            71           459           125

Interest expense                                   (21)          (19)          (39)          (37)
Interest income                                      2             1             5             2

Minority interest in LYONDELL-CITGO
 Refining Company Ltd.                              (3)           (2)           (8)           (5)
                                                ------        ------        ------        ------
  Income before income taxes                       215            51           417            85

Provision for income taxes                          80            19           155            31
                                                ------        ------        ------        ------
  NET INCOME                                    $  135        $   32        $  262        $   54
                                                ======        ======        ======        ======
  EARNINGS PER SHARE                            $ 1.68        $  .40        $ 3.27        $  .68
                                                ======        ======        ======        ======

                See notes to consolidated financial statements.

                        LYONDELL PETROCHEMICAL COMPANY

                          CONSOLIDATED BALANCE SHEET


                                   JUNE 30              DECEMBER 31
MILLIONS OF DOLLARS                  1995                  1994
-------------------                -------              -----------

ASSETS

Current assets:
  Cash and cash equivalents         $   --                   $   52
  Restricted cash and cash
   equivalents (Note 2)                 35                       42
  Accounts receivable:
    Trade                              414                      331
    Related parties                     33                       29
  Inventories                          307                      229
  Prepaid expenses and other
   current assets                       13                       14
                                    ------                   ------
    Total current assets               802                      697
                                    ------                   ------

Fixed assets:
  Property, plant and equipment      3,393                    2,810
  Less accumulated depreciation
   and amortization                  1,958                    1,930
                                    ------                   ------
                                     1,435                      880
Deferred charges and other assets       83                       86
                                    ------                   ------
Total assets                        $2,320                   $1,663
                                    ======                   ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable:
    Trade                           $  309                   $  287
    Related parties                      1                        1
  Income taxes payable                  36                       28
  Notes payable                        237                       20
  Current maturities of long-term
   debt                                150                       10
  Other accrued liabilities             81                       87
                                    ------                   ------
    Total current liabilities          814                      433
                                    ------                   ------
Long-term debt                         588                      707
Other liabilities and deferred
 credits                                97                       83
Deferred income taxes                  111                      109
Commitments and contingencies
 (Note 6)
Minority interest                      421                      268
Stockholders' equity:
    Preferred stock, $.01 par value,
     80,000,000 shares authorized,
     none outstanding
    Common stock, $1 par value,
     250,000,000 shares authorized,
     80,000,000 issued and
     outstanding                        80                       80
    Additional paid-in capital         158                      158
    Retained earnings (deficit)         51                     (175)
                                    ------                   ------
     Total stockholders' equity        289                       63
                                    ------                   ------
Total liabilities and stockholders'
 equity                             $2,320                   $1,663
                                    ======                   ======


                See notes to consolidated financial statements.

                        LYONDELL PETROCHEMICAL COMPANY

                     CONSOLIDATED STATEMENT OF CASH FLOWS



                                                              FOR THE SIX MONTHS
                                                                ENDED JUNE 30
                                                             --------------------
MILLIONS OF DOLLARS                                           1995          1994
-------------------                                          ------        ------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                  $ 262         $  54
  Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation and amortization                              38            29
      Deferred taxes                                             (3)            4
      Increase in accounts receivable                           (86)          (48)
      (Increase) decrease in inventory                          (78)            7
      Increase in accounts payable                               36            39
      Net change in other working capital accounts                7           (22)
      Minority interest                                           8             5
      Other                                                       3             4
                                                             ------        ------
        Net cash provided by operating activities               187            72
                                                             ------        ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to fixed assets                                    (593)          (79)
  Purchases of short-term investments                             -           (19)
  Proceeds from sales of short-term investments                   -            13
                                                             ------        ------
        Net cash used in investing activities                  (593)          (85)
                                                             ------        ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Minority owner contribution                                   145            28
  Net change in short-term debt                                 217            (4)
  Proceeds from issuance of long-term debt                       31             -
  Repayments of long-term debt                                  (10)           (8)
  Dividends paid                                                (36)          (36)
                                                             ------        ------
        Net cash provided by (used in) financing
         activities                                             347           (20)
                                                             ------        ------
DECREASE IN CASH, RESTRICTED CASH AND CASH EQUIVALENTS          (59)          (33)
Cash, restricted cash and cash equivalents at beginning
 of period                                                       94           113
                                                             ------        ------
Cash, restricted cash and cash equivalents at end of
 period                                                      $   35        $   80
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

2.  RESTRICTED FUNDS

As of June 30, 1995 and December 31, 1994, cash in the amount of $35 million and $42 million, respectively, was restricted for use in connection with LYONDELL-CITGO Refining Company Ltd. ("LCR") capital projects, including the Refinery upgrade project, and other expenditures as determined by the LCR owners.

Presented below is a reconciliation of changes in restricted funds for the six-month period ended June 30, 1995.


Restricted - cash and cash
 equivalents at December 31,
 1994                                  $ 42

Minority owner investments:
  Contributions                         145
  Reinvestments                           7

Proceeds from bank loan                  31

Interest on restricted funds              1

Additions to fixed assets:
  Refinery upgrade project             (177)
  Refining segment - other             (14)
                                      -----

Restricted - cash and cash
 equivalents at June 30, 1995         $  35
                                      =====

3.  INVENTORIES

The categories of inventory and their book values at June 30, 1995 and December 31, 1994 were:


MILLIONS OF DOLLARS       1995   1994
------------------------  -----  -----
Crude oil                 $  39  $  62
Refined products             29     30
Petrochemicals              197    102
Materials and supplies       42     35
                          -----  -----
                          $ 307  $ 229
                          =====  =====


4.  ACQUISITION OF ALATHON/(R)/ HIGH-DENSITY POLYETHYLENE BUSINESS

On May 1, 1995, the Company acquired the assets associated with Occidental Chemical Corporation's Alathon/(R)/ high-density polyethylene ("HDPE") business for $355 million including certain direct costs, plus approximately $64 million for inventory. Assets involved in the purchase include resin production facilities at Victoria and Matagorda, Texas, associated research and development activities and the rights to the Alathon/(R)/ trademark. These facilities have a combined annual production capacity of approximately 1.5 billion pounds of HDPE. The Company financed the acquisition from internal cash and by borrowing from its existing credit facilities.

The following unaudited pro forma information combines the results of operations of the Company and the Alathon/(R)/ business for the six months ended June 30, 1995 and 1994 and assumes that the acquisition of the Alathon/(R)/ business occurred on January 1, 1994. This unaudited pro forma information may not be indicative of results that would have actually resulted if this transaction had occurred on January 1, 1994 or which may be obtained in the future.


                                                SIX MONTHS ENDED
                                                    JUNE 30
                                                ----------------
MILLIONS OF DOLLARS EXCEPT PER SHARE AMOUNTS      1995     1994
----------------------------------------------  -------   ------
Revenues                                         $2,738   $1,904
Net income                                       $  282   $   58
Earnings per share                               $ 3.52   $  .72


5.  FINANCING ARRANGEMENTS

LCR entered into two credit facilities, dated as of May 5, 1995, totaling $520 million with a group of banks with The Bank of New York as agent. The first facility is a $70 million, 364 day revolving credit facility, which replaces LCR's existing $70 million revolving credit facility, that will be utilized for general business purposes, including letters of credit, unrelated to the Refinery upgrade project. The second facility is a $450 million, five year term credit facility that will be used in connection with the Refinery upgrade project. Interest for the facilities is based on prime or eurodollar rates at LCR's option. Prior to the completion of the Refinery upgrade project, all financing costs related to the $450 million credit facility will be funded by CITGO Petroleum Corporation, the minority owner of LCR. The facilities contain covenants which require LCR to maintain a minimum net worth which increases each year until 1998 and maintenance of certain financial ratios defined in the agreements. The facilities also contain other customary covenants which limit LCR's ability to modify certain significant contracts, incur additional debt or liens, dispose of assets, make restricted payments as defined in the agreements or merge or consolidate with other entities. As of June 30, 1995, a total of $45 million was outstanding under these facilities.

During June 1995, the Company elected to amend its existing $400 million credit facility. The amended credit facility includes a provision allowing banks, in their sole discretion, to make competitive bids for advances to the Company. The term of the amended credit facility was extended from December 6, 1998 to June 30, 2000. All other terms and conditions remained substantially unchanged. As of June 30, 1995, $100 million was outstanding under this credit facility.

As of June 30, 1995, the Company also had uncommitted lines of credit totaling $240 million with banks and other financial institutions. These uncommitted lines of credit provide the Company with additional borrowing flexibility and potentially more competitive interest rates. The Company can borrow money on these uncommitted lines of credit on such terms as may be mutually agreed upon at the time amounts are borrowed. The lines of credit can be terminated by the lenders, in their sole discretion, on short notice. As of June 30, 1995, the Company had $123 million outstanding under these uncommitted lines of credit.

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

ARCO indemnified the Company under the Cross-Indemnity Agreement with respect to other claims or liabilities and other matters of litigation not related to the assets or business included in the consolidated financial statements. ARCO has also indemnified the Company for all federal taxes which might be assessed upon audit of the operations of the Company included in the consolidated financial statements prior to January 12, 1989 and for all state and local taxes for the period prior to July 1, 1988.

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

Subject to the terms of the Cross-Indemnity Agreement, the Company is currently contributing funds to the cleanup of two waste sites (French Ltd. and Brio, both of which are located near Houston, Texas) under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as amended by the Superfund Amendments and Reauthorization Act of 1986. The Company is also subject to certain assessment and remedial actions at the Refinery under the Resource Conservation and Recovery Act ("RCRA"). In addition, the Company has negotiated an order with the Texas Natural Resource Conservation Commission ("TNRCC"), formerly the Texas Water Commission, for assessment and remediation of groundwater and soil contamination at the Refinery.

During July 1994, the Company reported results of an independent investigation conducted by the Audit Committee of the Board of Directors regarding the compliance status of two process waste-water streams under the applicable Benzene National Emissions Standard for Hazardous Air Pollutants ("NESHAPS") regulations and certain issues raised by an employee. Noncompliance with the Benzene NESHAPS regulations and the related reporting requirements can result in civil penalties and, under certain circumstances, substantial civil and, potentially, criminal penalties. The Company received a notice of violation regarding the two streams and paid a fine of $10,200 to the TNRCC. The Company incurred approximately $2 million in capital costs in connection with these waste water streams to achieve on-going compliance with the Benzene NESHAPS regulations. The Criminal Enforcement Division of the EPA is conducting a formal investigation. However, the Company continues to believe that none of the aspects of the matters described above will subject the Company to criminal liability or have a material adverse effect on the Company's business or financial statements.

The Company has accrued $17 million related to future CERCLA, RCRA and TNRCC assessment and remediation costs, of which $2 million is included in current liabilities while the remaining amounts are expected to be incurred over the next two to seven years. In the opinion of management, there is currently no material range of loss in excess of the amount accrued. However, it is possible that new information about the sites for which the reserve has been established, new technology or future developments such as involvement in other CERCLA, RCRA, TNRCC or other comparable state law investigations, could require the Company to reassess its potential exposure related to environmental matters.

In the opinion of management, any liability arising from the matters discussed above will not have a material adverse effect on the consolidated financial statements or liquidity of the Company, although the adverse resolution in any reporting period of one or more of these matters discussed in this note could have a material impact on the Company's results of operations for that period.

7.  DIVIDENDS

On June 15, 1995, the Company paid a regular quarterly dividend of $.225 per share of common stock to stockholders of record on May 25, 1995. Additionally, on July 21, 1995 the Board of Directors declared a regular quarterly dividend of $.225 per share of common stock, payable September 15, 1995 to stockholders of record on August 25, 1995.

8.  EARNINGS PER SHARE

Earnings per share for all periods presented are computed based on the weighted average number of shares outstanding for the periods, which was 80,000,000 shares.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

GENERAL

Lyondell Petrochemical Company (the "Company" or "Lyondell") operates in two business segments: petrochemicals and refining. The petrochemical segment consists of olefins including ethylene, propylene, butadiene, butylenes and specialty products; polyolefins including polypropylene, low density polyethylene and high-density polyethylene ("HDPE"); aromatics produced at the Channelview petrochemical complex ("Channelview Complex") including benzene and toluene; methanol; methyl tertiary butyl ether ("MTBE") and refinery blending stocks. On May 1, 1995, the Company acquired from Occidental Chemical Corporation resin production facilities at Victoria and Matagorda, Texas, with a combined annual production capacity of approximately 1.5 billion pounds of HDPE, associated research and development activities and the rights to the Alathon/(R)/ trademark. See Note 4 of "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS."

On July 1, 1993, the Company and CITGO Petroleum Corporation ("CITGO") announced the commencement of operations of LYONDELL-CITGO Refining Company Ltd. ("LCR"), a new entity owned by subsidiaries of the Company and CITGO. LCR owns and operates the refining business formerly owned by the Company, including the full-conversion refinery ("Refinery"). LCR is undertaking a major upgrade project at the Refinery to enable the facility to process substantial additional volumes of very heavy crude oil. CITGO is providing a major portion of the funds for the upgrade project and has provided in excess of $100 million for funding other capital projects. At the present time, LCR management anticipates the cost for the project will be approximately $980 million, which includes an allowance for contingency costs.

On July 1, 1993, LCR entered into a long-term crude oil supply contract ("Crude Supply Contract") with LAGOVEN, S.A., an affiliate of CITGO. In addition, under terms of a long-term product sales agreement ("Products Agreement"), CITGO purchased approximately 80 to 85 percent of the light refined products produced at the Refinery. Effective July 1995, CITGO began purchasing approximately 100 percent of the light refined products produced at the Refinery. Both LAGOVEN and CITGO are subsidiaries of Petroleos de Venezuela, S.A., the national oil company of Venezuela.

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

Notwithstanding the limitations discussed above, however, the Crude Supply Contract is designed to reduce the inherent volatility of earnings and cash flow of LCR's refining operations irrespective of market fluctuations of either crude oil or refined products. Specifically, should the market value of refined products "deemed" to be produced from the Venezuelan crude oil increase, the cost of crude oil to LCR will also increase. Alternatively, if the market value of refined products "deemed" to be produced from the Venezuelan crude oil decreases, the cost of crude oil to LCR will also decrease. This results in relatively stable "deemed" margins regardless of the market volatility of either refined products or crude oil. If the actual yields, costs or volumes differ substantially from those contemplated by the Crude Supply Contract, the benefits of this agreement to LCR could be substantially different than anticipated.

The refining segment consists of refined petroleum products, including gasoline, heating oil and jet fuel; aromatics produced at the Refinery, including benzene, toluene, paraxylene and orthoxylene; lubricants, including industrial and motor oils; olefins feedstocks and crude oil resales. Crude oil resales consist of revenues from the resale of previously purchased crude oil and from locational exchanges of crude oil that are settled on a cash basis. Crude oil exchanges and resales facilitate the operation of the refining segment by allowing the Company to optimize the crude oil feedstock mix in response to market conditions and refinery maintenance turnarounds and also to reduce transportation costs. Crude oil resales amounted to $90 million and $58 million for the three-month periods ended June 30, 1995 and 1994, respectively and $164 million and $119 million for the six-month periods ended June 30, 1995 and 1994, respectively.

The following table sets forth the Company's major product volumes sold for the periods indicated. Sales volumes include production, purchases of products for resale, propylene production from the product flexibility unit and draws from inventory.


                                          THREE MONTHS ENDED  SIX MONTHS ENDED
                                                JUNE 30            JUNE 30
                                          ------------------  ----------------
                                           1995        1994    1995      1994
                                          ------      ------  ------     -----
SELECTED PETROCHEMICAL PRODUCTS
 (MILLIONS) (EXCLUDING
 INTERSEGMENT SALES):
Ethylene, propylene and polyolefins        1,851       1,458   3,364     2,961
 (lbs.)
Other olefins (lbs.)                         279         249     572       486
Methanol (gallons)                            45          46      96        92
Aromatics (gallons)                           40          41      79        77

REFINED PRODUCTS (THOUSAND BARRELS PER
 DAY) (EXCLUDING INTERSEGMENT SALES):
Gasoline                                     107         103     106       108
Heating oil (no. 2 distillate)                51          51      53        50
Jet fuel                                      29          29      30        26
Aromatics                                      8           7       9         8
Other refined products                        57          50      55        47
                                           -----       -----   -----     -----
   Total refined products volumes            252         240     253       239
                                           =====       =====   =====     =====

Summarized below is the segment data for the Company. Intersegment sales between the petrochemical and refining segments include olefins feedstocks and benzene produced at the Refinery and gasoline blending stocks produced at the Channelview Complex and were made at prices that were based on current market values.


                                        THREE MONTHS ENDED   SIX MONTHS ENDED
                                              JUNE 30            JUNE 30
                                        ------------------   -----------------
(MILLIONS OF DOLLARS)                    1995       1994      1995      1994
---------------------                  ---------  ---------  -------  --------

SALES AND OTHER OPERATING REVENUES:
    Petrochemical segment                $  769      $ 439    $1,415    $  823
    Refining segment                        709        570     1,338     1,105
    Intersegment sales                     (108)      (109)     (209)     (204)
                                         ------      -----    ------    ------
                                         $1,370      $ 900    $2,544    $1,724
                                         ======      =====    ======    ======


                                           THREE MONTHS ENDED    SIX MONTHS ENDED
                                                 JUNE 30             JUNE 30
                                          --------------------   -----------------
(MILLIONS OF DOLLARS)                        1995       1994      1995      1994
---------------------                     ----------  --------  --------  --------
COST OF SALES:
    Petrochemical segment                    $  520     $ 362    $  957    $  697
    Refining segment                            673       541     1,244     1,037
    Intersegment purchases                     (108)     (109)     (209)     (204)
                                             ------     -----    ------    ------
                                             $1,085     $ 794    $1,992    $1,530
                                             ======     =====    ======    ======

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES:
   Petrochemical segment                     $   19     $   9    $   32    $   19
   Refining segment                              14        14        29        27
   Unallocated                                   15        12        32        23
                                             ------     -----    ------    ------
                                             $   48     $  35    $   93    $   69
                                             ======     =====    ======    ======

OPERATING INCOME:
  Petrochemical segment                      $  230     $  68    $  426    $  107
  Refining segment                               22        15        65        41
  Unallocated                                   (15)      (12)      (32)      (23)
                                             ------     -----    ------    ------
                                             $  237     $  71    $  459    $  125
                                             ======     =====    ======    ======


Summarized below are intersegment sales
 for the two segments.

   Petrochemical segment                     $   55     $  53    $  101    $   97
   Refining segment                              53        56       108       107
                                             ------     -----    ------    ------
                                             $  108     $ 109    $  209    $  204
                                             ======     =====    ======    ======


RESULTS OF OPERATIONS

OVERVIEW

Net income for the second quarter of 1995 was $135 million or $1.68 per share compared to a net income of $32 million or $.40 per share for the second quarter of 1994. The $103 million improvement was primarily due to higher olefins sales margins and volumes and to a lesser extent to higher profitability for polyolefins and aromatics.

Net income was $8 million higher for the second quarter of 1995 compared to the first quarter of 1995. This increase was primarily caused by higher olefins and polyolefins sales margins and volumes, partially offset by lower margins for methanol and refined products.

Net income for the first six months of 1995 was $262 million or $3.27 per share compared to a net income of $54 million or $.68 per share for the first six months of 1994. The increase of $208 million was primarily caused by higher olefins sales margins and volumes. Contributing to the improvement were higher sales margins for aromatics and methanol and higher profitability for polyolefins.

PETROCHEMICAL SEGMENT

REVENUES   Sales and other operating revenues for the second quarter of 1995 were $769 million compared to $439 million for the second quarter of 1994. The $330 million increase was due primarily to higher olefins sales prices. The higher sales prices reflected continued strong market conditions for petrochemicals that resulted from the high U.S. economic growth rate in 1994, an improved worldwide economy and industry supply disruptions during 1994. Additionally, sales revenues were higher due to sales of HDPE resulting from the acquisition of the Alathon/(R)/ business effective May 1, 1995.

Sales and other operating revenues for the first six months of 1995 were $1.4 billion, an increase of $592 million compared to the first six months of 1994. The increase was due to higher olefins sales prices and volumes and higher polyolefins sales prices reflecting the improved market conditions and the HDPE sales from the Alathon/(R)/ business.

COST OF SALES   Cost of sales was $520 million in the second quarter of 1995 compared to $362 million in the second quarter of 1994, an increase of $158 million. Cost of sales for the first six months of 1995 were $957 million, an increase of $260 million compared to the first six months of 1994. These increases were primarily due to higher olefins feedstock costs resulting from higher raw material prices and higher olefins production. Olefins raw material costs were higher due to higher worldwide crude oil and petroleum product prices. Additionally, cost of sales was higher due to the operation of the Alathon/(R)/ plants.

SELLING EXPENSES   Selling expenses for the second quarter of 1995 compared to the second quarter of 1994 were $10 million higher. Selling expenses for the first six months of 1995 were $32 million, an increase of $13 million compared to the first six months of 1994. These increases were primarily caused by selling expenses associated with the Alathon/(R)/ business.

OPERATING INCOME   Operating income for the second quarter of 1995 was $230
million compared to an operating income of $68 million in the second quarter of 1994. The $162 million improvement was primarily due to higher petrochemical sales margins and volumes and to a lesser extent to higher profit performance for polyolefins. The higher olefins sales margins resulted primarily from higher ethylene and olefins co-product sales prices which more than offset higher feedstock costs. Olefins sales prices and volumes were higher due to higher industry-wide demand resulting from the improved worldwide economy and industry supply disruptions during 1994. Olefins raw material prices were higher due to the higher crude oil and petroleum product prices. The improved polyolefins performance resulted from the contribution of the Alathon/(R)/ business and from higher sales prices for other polyolefins products resulting from the improved economic conditions.

Operating income for the second quarter of 1995 compared to the first quarter of 1995 increased $34 million. The increase was primarily due to higher olefins sales margins and volumes and higher polyolefins performance, partially offset by lower methanol sales margins. Olefins sales margins continued to improve during the second quarter due to sales prices of olefins co-products increasing faster than feedstock costs. Olefins sales volumes were higher during the second quarter due, in part, to a ten day shutdown of one of the olefins units for unscheduled maintenance during the first quarter of 1995. Operating profits for polyolefins were higher primarily due to the contribution from the Alathon/(R)/ business during the second quarter. Methanol sales margins were lower during the second quarter due to a significant decline in prices which began late in the first quarter of 1995 due to a decline in MTBE related demand for reformulated gasoline and increasing methanol supply.

Operating income for the first six months of 1995 was $426 million compared to an operating income of $107 million during the first six months of 1994. The $319 million improvement was primarily due to higher olefins sales margins and volumes. Contributing to the improvement was higher profitability for methanol and polyolefins. Olefins sales margins were higher due to significantly higher ethylene and olefins co-products sales prices that more than offset increased raw material prices. Olefins sales prices and volumes were higher due to the improved economy and supply and demand factors. The improved methanol profit performance resulted from higher sales prices caused by higher demand growth resulting from the improved worldwide economy, increased use of MTBE and industry supply disruptions in 1994. The improved polyolefins performance resulted from the contribution of the Alathon/(R)/ business and higher sales prices for other polyolefins products caused by the improved economic conditions.


REFINING SEGMENT

REVENUES Sales and other operating revenues for the second quarter of 1995 were $709 million compared to $570 million for the second quarter of 1994, an increase of $139 million. Sales and other operating revenues for the first six months of 1995 were $1.3 billion, an increase of $233 million compared to the first six months of 1994. These increases were primarily due to higher sales prices for both refined products and aromatics and higher sales volumes and prices for crude oil resales. Refined products sales prices were higher generally due to the higher worldwide crude oil prices. Aromatics sales prices, particularly for paraxylene and orthoxylene, increased primarily due to higher demand.

COST OF SALES Cost of sales was $673 million during the second quarter of 1995 compared to $541 million during the second quarter of 1994, an increase of $132 million. Cost of sales was $1.2 billion during the first six months of 1995 compared to $1.0 billion during the first six months of 1994, an increase of $207 million. These increases were primarily due to higher crude oil and other feedstock prices and to higher volumes and costs related to crude oil resales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses were $14 million in the second quarter of 1995, unchanged from the second quarter of 1994. Selling, general and administrative expenses were $29 million during the first six months of 1995 compared to $27 million during the first six months of 1994. The $2 million increase was primarily due to an approximately $1 million increase in each of compensation and selling expenses. The increase in selling expenses related primarily to higher sales of aromatics and refined products.

OPERATING INCOME Operating income for the second quarter of 1995 was $22 million compared to $15 million for the second quarter of 1994. The $7 million increase was primarily due to higher aromatics margins, partially offset by higher refined products period costs. Aromatics margins were higher due to higher sales prices, particularly for paraxylene and orthoxylene. Refined products period costs were higher due to increased maintenance expenses for scheduled and unscheduled downtime of various manufacturing units.

Operating income for the second quarter of 1995 compared with the first quarter of 1995 decreased $21 million. The decrease was primarily due to lower refined products sales margins and higher period costs. Refined products sales margins were lower due to unscheduled production unit downtime. Additionally, the volume of Venezuelan crude oil purchased and processed in the second quarter, while in accordance with the Crude Supply Contract, was significantly lower than the volume processed in the first quarter. First quarter Venezuelan crude oil processing was in excess of contract volumes, drawing on crude oil not processed in the fourth quarter of 1994 due to unit turnarounds at the Refinery. Refined products period costs were higher due to increased maintenance expenses for scheduled and unscheduled downtime of various manufacturing units.

Operating income for the first six months of 1995 was $65 million compared to $41 million for the first six months of 1994. The $24 million increase was primarily due to higher margins for aromatics and refined products, partially offset by higher period costs. Aromatics sales margins were higher due to higher sales prices, particularly for paraxylene and orthoxylene. Refined products sales margins were higher due to processing higher volumes of Venezuelan crude oil purchased under the Crude Supply Contract in both the coking and cracking modes. Refined products period costs were higher due to increased maintenance expenses for scheduled and unscheduled downtime of various manufacturing units.

UNALLOCATED

GENERAL AND ADMINISTRATIVE EXPENSES General and administrative expenses were $15 million in the second quarter of 1995 compared to $12 million in the second quarter of 1994, an increase of $3 million. General and administrative expenses were $32 million in the first six months of 1995 compared to $23 million in the first six months of 1994, an increase of $9 million. These increases were primarily due to management incentive compensation related expenses, a significant portion of which was for a management incentive compensation plan adopted in 1995 that related to 1994.

INTEREST EXPENSE Interest expense was $21 million during the second quarter of 1995 compared to $19 million during the second quarter of 1994, an increase of $2 million. Interest expense was $39 million during the first six months of 1995 compared to $37 million during the first six months of 1994, an increase of $2 million. These interest expense increases resulted from amounts borrowed to partially finance the Alathon/(R)/ acquisition.

INTEREST INCOME Interest income was $2 million during the second quarter of 1995 compared to $1 million during the second quarter of 1994, an increase of $1 million. Interest income was $5 million during the first six months of 1995 compared to $2 million during the first six months of 1994, an increase of $3 million. These increases in interest income resulted from higher levels of excess cash invested at higher interest rates prior to the Alathon/(R)/ acquisition.

MINORITY INTEREST IN LYONDELL-CITGO REFINING COMPANY LTD. Minority interest was $3 million in the second quarter of 1995 and $8 million for the first six months of 1995, representing the allocated share of LCR's net income to CITGO, the minority owner of LCR.

INCOME TAX The effective income tax rate during the first six months of 1995 was 37.2 percent. State income tax was the primary difference between the effective tax rate and the 35 percent federal statutory rate.


FINANCIAL CONDITION

Lyondell's cash flows from operating activities were $187 million and $72 million during the first six months of 1995 and 1994, respectively. This period-to-period increase was primarily attributable to the $208 million increase in net income. Cash flows from operations during the first six months of 1995 was reduced by working capital changes of $121 million, of which $103 million was due to the initial working capital requirements of the Alathon/(R)/ business.

Cash flows associated with investing activities during the first six months ended June 30, 1995 consisted of capital expenditures of $593 million, of which $355 million was for the Alathon/(R)/ acquisition, $177 million was for the upgrade project at the Refinery and $13 million was for environmentally related projects. As of June 30, 1995, $35 million of cash was restricted for use in LCR capital projects, including the Refinery upgrade project, and other expenditures as determined by the LCR owners.

The total expenditures for the Alathon/(R)/ acquisition were $419 million, including approximately $64 million for inventories. The Company financed the acquisition with internal cash and borrowings from its existing credit facilities. At June 30, 1995, $223 million was outstanding under these credit facilities. Expenditures during the six months ended June 30, 1995 for the Refinery upgrade project were funded by contributions from CITGO in the amount of $145 million and $31 million borrowed by LCR under a $450 million term credit facility described below.

During June 1995, the Company's $400 million revolving credit facility was amended by extending the term of the facility to the year 2000 and adding a competitive auction feature wherein the interest rate on borrowings can be based on competitive bids submitted by the sponsoring banks or at either the eurodollar, certificate of deposit or prime rates, all at the Company's option. All other terms and conditions remained substantially unchanged. See Note 5 of "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS."

In May 1995, LCR entered into two credit facilities totaling $520 million with a group of banks with The Bank of New York as agent. The first facility was a $70 million, 364 day revolving credit facility, which replaced LCR's former $70 million revolving credit facility, that will be utilized for general business purposes, including letters of credit, unrelated to the Refinery upgrade project. The second facility is a $450 million, five year term credit facility that will be used in connection with the Refinery upgrade project. Interest for both facilities is based on prime or eurodollar rates at LCR's option. Prior to the completion of the Refinery upgrade project, all financing costs related to the $450 million credit facility will be funded by CITGO. See Note 5 of "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS."

On July 21, 1995, the Board of Directors declared a regular quarterly dividend of $.225 per share of common stock, payable September 15, 1995 to stockholders of record on August 25, 1995.


CURRENT BUSINESS OUTLOOK

Lyondell's results for the second quarter and for the six month period ended June 30, 1995 reflect strong markets for its petrochemical and polyolefins products and continued strong aromatics performance at LCR. The positive contribution from the Alathon/(R)/ business since its purchase on May 1, 1995 met management's expectation. However, methanol prices continued to decline, as expected, during the second quarter from peak levels experienced at the beginning of 1995.

During the second quarter, sales prices for most petrochemical and polyolefins products began to level off and even declined for certain products. An increase in industry ethylene capacity over the past six months, coupled with slower economic growth, may cause further and broader declines in the prices of olefins and polyolefins over the latter part of 1995. Although methanol prices appeared to be stabilizing at the end of the second quarter, new methanol industry capacity expected to be added during the remainder of the year and uncertainty with regard to MTBE demand may put additional pressure on methanol prices.

During the second quarter, LCR margins remained above refining industry margins due to the benefits of the Crude Supply Contract, although results continued to be adversely impacted by operating problems. Early in the third quarter, refining industry coking and cracking margins have declined compared to the average second quarter levels, affecting LCR's profitability on the approximately 40 percent of crude oil runs not covered by the Crude Supply Contract. A fire that occurred in the coker on July 28, and the subsequent repair work, caused the coker to be down for approximately two weeks, negatively affecting total crude oil runs and LCR's ability to maximize the upgrading of products. The aromatics business remains strong, particularly for paraxylene, although orthoxylene prices have declined. Although management expects LCR to continue to benefit from the stabilization of cash flows and reduction in market volatility provided by the Crude Supply Contract, the keys to improved profitability for LCR continue to be maximizing the amount of heavy Venezuelan crude oil processed in the coking mode, optimizing the efficient utilization of the remaining cracking capacity and maintaining low cost operations.

Profitability and cash flows for the petrochemical and refining businesses are affected by industry supply and demand, feedstock cost volatility, capital expenditures required to meet more stringent environmental standards, repair and maintenance costs and downtime of production units due to turnarounds. Turnarounds on major units can have significant financial impacts due to the repair and maintenance costs incurred as well as the associated loss of production, resulting in lower profitability during the period of the turnaround. The Company currently intends to perform a turnaround on one of its two olefins units beginning in October 1995. During this turnaround, which is expected to last six to eight weeks, work will be completed to debottleneck the unit which will increase its capacity by approximately 120 million pounds per year.

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

                           --------------------------

Management cautions against projecting any future results based on present or prior earnings levels because of the cyclical nature of the refining and petrochemical industries and uncertainties associated with the United States and worldwide economies and current and potential United States governmental regulatory actions.

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          Reference is made to the disclosure on page 21 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and the disclosure on page 14 of the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1995 relating to the Benzene NESHAPS compliance issue. The Criminal Enforcement Division of the EPA is conducting a formal investigation. However, the Company continues to believe that none of the aspects of the matters described above will subject the Company to criminal liability or have a material adverse effect on the Company's business or financial statements.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

          The Company's annual meeting of stockholders was held June 2, 1995. The stockholders elected all of the Company's seven nominees for director, approved the adoption of the Value Share Plan, approved the adoption of the Restricted Stock Plan and approved the appointment of Coopers & Lybrand L.L.P. as the Company's independent auditors for 1995. The votes were as follows:

          1.   Election of Directors:


          Nominee                          For      Withheld
          -------                       ----------  --------

          William T. Butler             73,404,905   233,484
          D. Travis Engen               73,383,095   255,294
          Bob G. Gower                  73,338,385   300,004
          Stephen F. Hinchliffe, Jr.    73,411,097   227,292
          Dudley C. Mecum II            73,401,604   236,785
          Dan F. Smith                  73,328,644   309,745
          Paul R. Staley                73,387,555   250,834

          2.   Adoption of the Value Share Plan:

               For        69,048,550
               Against     4,267,061
               Abstain       322,778

          3.   Adoption of the Restricted Stock Plan:


               For        69,895,800
               Against     3,399,351
               Abstain       343,238

          4.   Appointment of Coopers & Lybrand L.L.P.:


               For        73,454,092
               Against        83,957
               Abstain       100,340

ITEM 5.   OTHER INFORMATION

          On July 21, 1995 the size of the Company's Board of Directors was increased to eight and Curtis J. Crawford was elected to the Company's Board of Directors.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          10.1 Amended and Restated Lyondell Petrochemical Company $400,000,000 Credit Agreement, dated as of June 27, 1995.

          10.2 Amendment No. 1, effective as of July 1, 1993 to the Lyondell Petrochemical Company Supplementary Executive Retirement Plan.

          10.3 Amendment No. 1, effective as of July 1, 1993 to the Lyondell Petrochemical Company Executive Deferral Plan.

          10.4 Amendment No. 1, effective as of May 31, 1993 to the Lyondell Petrochemical Company Executive Long-Term Disability Plan.

          10.5 Amendment No. 1, dated as of July 21, 1995 to the Lyondell Petrochemical Company Value Share Plan.

          10.6 Form of Letter Amendment to the Lyondell Petrochemical Company Executive Severance Agreement effective as of July 21, 1995

          27   Financial Data Schedule

     (b)  Reports on Form 8-K

          The following Current Report on Form 8-K/A was filed during the quarter ended June 30, 1995 and through the date hereof:

          Date of Report                Item No.           Financial Statements
          --------------                --------           --------------------

          June 26, 1995                     2                      Yes

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         Lyondell Petrochemical Company
                                                  (Registrant)


Dated:  August 11, 1995                          JOSEPH M. PUTZ
                                         -------------------------------
                                                   (Signature)
                                                 Joseph M. Putz
                                          Vice President and Controller
                                          (Duly Authorized Officer and
                                          Principal Accounting Officer)