Form 10-Q
period 1995-09-30
LYONDELL PETROCHEMICAL CO
filed 1995-11-09
CIK 842635

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ---------

                                   FORM 10-Q

[XQUARTERLY]REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
  ACT OF 1934

  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995.

                                       OR

[_TRANSITION]REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
  ACT OF 1934

FOR THE TRANSITION PERIOD FROM  TO

COMMISSION FILE NUMBER 1-10145

                                   ---------

                         LYONDELL PETROCHEMICAL COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                   ---------

       DELAWARE                              95-4160558
   (STATE OR OTHER                        (I.R.S. EMPLOYER
   JURISDICTION OF                       IDENTIFICATION NO.)
   INCORPORATION OR
    ORGANIZATION)

                                                77010

                                             (ZIP CODE)
1221 MCKINNEY STREET,
 SUITE 1600, HOUSTON,
        TEXAS
(ADDRESS OF PRINCIPAL
  EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 652-7200

                                   ---------

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

  NUMBER OF SHARES OF COMMON STOCK, $1.00 PAR VALUE, OUTSTANDING AS OF SEPTEMBER 30, 1995: 80,000,000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

                        LYONDELL PETROCHEMICAL COMPANY

                 CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                       CONSOLIDATED STATEMENT OF INCOME

                                                      FOR THE THREE MONTHS               FOR THE NINE MONTHS
                                                       ENDED SEPTEMBER 30                ENDED SEPTEMBER 30
                                                    -------------------------         -------------------------
MILLIONS OF DOLLARS EXCEPT PER SHARE AMOUNTS           1995         1994                 1995          1994
---------------------------------------------       -----------  ------------         -----------    ----------

SALES AND OTHER OPERATING REVENUES:
     Unrelated parties                                 $ 1,168       $  948              $ 3,523       $ 2,521
     Related parties                                        81           89                  270           240
                                                    -----------  ------------         -----------    ----------
                                                         1,249        1,037                3,793         2,761

OPERATION COSTS AND EXPENSES:
     Cost of sales:
          Unrelated parties                                955          818                2,828         2,227
          Related parties                                   56           62                  175           183
     Selling, general and administrative expenses           55           33                  148           102
                                                    -----------  ------------         -----------    ----------
                                                         1,066          913                3,151         2,512
                                                    -----------  ------------         -----------    ----------

     Operating income                                      183          124                  642           249

Interest expense                                           (20)         (19)                 (59)          (56)
Interest income                                             --            1                    5             3
Minority interest in LYONDELL-CITGO
     Refining Company Ltd.                                  (4)          (1)                 (12)           (6)
                                                    -----------  ------------         -----------    ----------

     Income before income taxes                            159          105                  576           190

Provision for income taxes                                  59           39                  214            70
                                                    -----------  ------------         -----------    ----------

     NET INCOME                                        $   100       $   66              $   362       $   120
                                                    ===========  ============         ===========    ==========

     EARNINGS PER SHARE                                $  1.25       $  .83              $  4.52       $  1.51
                                                    ===========  ============         ===========    ==========

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        LYONDELL PETROCHEMICAL COMPANY

                          CONSOLIDATED BALANCE SHEET

                                                                                        SEPTEMBER 30               DECEMBER 31
MILLIONS OF DOLLARS                                                                         1995                       1994
-------------------                                                                    ---------------            --------------

ASSETS
Current assets:
     Cash and cash equivalents                                                             $    44                   $    52
     Restricted cash and cash equivalents (Note 2)                                              27                        42
     Accounts receivable:
          Trade                                                                                341                       331
          Related parties                                                                       25                        29
     Inventories                                                                               313                       229
     Prepaid expenses and other current assets                                                  34                        14
                                                                                      ---------------            --------------
          Total current assets                                                                 784                       697
                                                                                      ---------------            --------------

Fixed assets:
     Property, plant and equipment                                                           3,596                     2,810
     Less accumulated depreciation and amortization                                          1,971                     1,930
                                                                                      ---------------            --------------
                                                                                             1,625                       880
Deferred charges and other assets                                                               92                        86
                                                                                      ---------------            --------------

Total assets                                                                              $  2,501                  $  1,663
                                                                                      ===============            ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable:
          Trade                                                                           $    309                  $    287
          Related parties                                                                        1                         1
     Income taxes payable                                                                      ---                        28
     Notes payable                                                                             175                        20
     Current maturities of long-term debt                                                      150                        10
     Other accrued liabilities                                                                 122                        87
                                                                                      ---------------            --------------
          Total current liabilities                                                            757                       433
                                                                                      ---------------            --------------

Long-term debt                                                                                 732                       707
Other liabilities and deferred credits                                                          98                        83
Deferred income taxes                                                                          117                       109
Commitments and contingencies (Note 6)
Minority interest                                                                              427                       268
Stockholders' equity:
     Preferred stock, $.01 par value, 80,000,000 shares
       authorized, none outstanding
     Common stock, $1 par value, 250,000,000 shares
       authorized, 80,000,000 issued and outstanding                                            80                        80
     Additional paid-in capital                                                                158                       158
     Retained earnings (deficit)                                                               132                      (175)
                                                                                      ---------------            --------------
          Total stockholders' equity                                                           370                        63
                                                                                      ---------------            --------------

Total liabilities and stockholders' equity                                                $  2,501                  $  1,663
                                                                                      ===============            ==============

                See notes to consolidated financial statements.

                        LYONDELL PETROCHEMICAL COMPANY

                     CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                          FOR THE NINE MONTHS ENDED
                                                                                                SEPTEMBER 30
                                                                                       -----------------------------
Millions of dollars                                                                        1995             1994
-------------------                                                                    -----------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                         $     362         $     120
     Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation and amortization                                                        61                46
          Deferred taxes                                                                        2                 6
          Increase in accounts receivable                                                      (5)             (101)
          Increase in inventory                                                               (84)               (6)
          Increase in accounts payable                                                         14                41
          Net change in other working capital accounts                                         (7)               11
          Minority interest                                                                    12                 6
          Other                                                                               (10)               (9)
                                                                                       -----------      ------------
               Net cash provided by operating activities                                      345               114
                                                                                       -----------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to fixed assets                                                               (781)             (144)
     Purchases of short-term investments                                                      ---               (20)
     Proceeds from sales of short-term investments                                            ---                23
                                                                                       -----------      ------------
                Net cash used in investing activities                                        (781)             (141)
                                                                                       -----------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Minority owner contribution                                                              147                65
     Net change in short-term debt                                                            155               ---
     Proceeds from issuance of long-term debt                                                 175               ---
     Repayments of long-term debt                                                             (10)               (8)
     Dividends paid                                                                           (54)              (54)
                                                                                       -----------      ------------
                Net cash provided by financing activities                                     413                 3
                                                                                       -----------      ------------

DECREASE IN CASH, RESTRICTED CASH AND CASH EQUIVALENTS                                        (23)              (24)
Cash, restricted cash and cash equivalents at beginning of period                              94               113
                                                                                       -----------      ------------
Cash, restricted cash and cash equivalents at end of period                             $      71         $      89
                                                                                       ===========      ============

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


2.  RESTRICTED FUNDS

As of September 30, 1995 and December 31, 1994, cash in the amount of $27 million and $42 million, respectively, was restricted for use in connection with LYONDELL-CITGO Refining Company Ltd. ("LCR") capital projects, including the Refinery upgrade project, and other expenditures as determined by the LCR owners.

Presented below is a reconciliation of changes in restricted funds for the nine-month period ended September 30, 1995.

          Restricted - cash and cash equivalents
           at December 31, 1994                                  $ 42

          Minority owner investments:
              Contributions                                       147
              Reinvestments                                         8

          Proceeds from bank loan                                 175

          Interest on restricted funds                              1

          Additions to fixed assets:
              Refinery upgrade project                           (321)
              Refining segment-other                              (25)
                                                                 ----

          Restricted - cash and cash equivalents                 $ 27
           at September 30, 1995                                 ====

3.   INVENTORIES

The categories of inventory and their book values at September 30, 1995 and December 31, 1994 were:

          MILLIONS OF DOLLARS                    1995          1994
          -------------------                    ----          ----
          Crude oil                              $  42         $  62
          Refined products                          34            30
          Petrochemicals                           196           102
          Materials and supplies                    41            35
                                                 -----         -----
                                                 $ 313         $ 229
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

The following unaudited pro forma information combines the results of operations of the Company and the Alathon/(R)/ business for the nine months ended September 30, 1995 and 1994 and assumes that the acquisition of the Alathon/(R)/ business occurred on January 1, 1994. This unaudited pro forma information may not be indicative of results that would have actually resulted if this transaction had occurred on January 1, 1994 or which may be obtained in the future.

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30
                                                            ---------------------
          MILLIONS OF DOLLARS EXCEPT PER SHARE AMOUNTS       1995         1994
          --------------------------------------------       ----         ----
          Revenues                                          $3,987       $3,045
          Net income                                        $  382       $  126
          Earnings per share                                $ 4.78       $ 1.57

5.   FINANCING ARRANGEMENTS

LCR entered into two credit facilities, dated as of May 5, 1995, totaling $520 million with a group of banks with The Bank of New York as agent. The first facility is a $70 million, 364 day revolving credit facility, which replaces LCR's existing $70 million revolving credit facility, that will be utilized for general business purposes, including letters of credit, unrelated to the Refinery upgrade project. The second facility is a $450 million, five year term credit facility that will be used in connection with the Refinery upgrade project. Interest for the facilities is based on prime or eurodollar rates at LCR's option. Prior to the completion of the Refinery upgrade project, all financing and other costs related to the $450 million credit facility will be funded by CITGO Petroleum Corporation, the minority owner of LCR. The facilities contain covenants which require LCR to maintain a minimum net worth which increases each year until 1998 and maintenance of certain financial ratios defined in the agreements. The facilities also contain other customary covenants which limit LCR's ability to modify certain significant contracts, incur additional debt or liens, dispose of assets, make restricted payments as defined in the agreements or merge or consolidate with other entities. As of September 30, 1995, a total of $190 million was outstanding under these facilities.

During June 1995, the Company elected to amend its existing $400 million credit facility. The amended credit facility includes a provision allowing banks, in their sole discretion, to make competitive bids for advances to the Company. The term of the amended credit facility was extended from December 6, 1998 to June 30, 2000. All other terms and conditions remained substantially unchanged. As of September 30, 1995, $40 million was outstanding under this credit facility.

As of September 30, 1995, the Company also had uncommitted lines of credit totaling $240 million with banks and other financial institutions. These uncommitted lines of credit provide the Company with additional borrowing flexibility and potentially more competitive interest rates. The Company can borrow money on these uncommitted lines of credit on such terms as may be mutually agreed upon at the time amounts are borrowed. The lines of credit can be terminated by the lenders, in their sole discretion, on short notice. As of September 30, 1995, the Company had $120 million outstanding under these uncommitted lines of credit.


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

During July 1994, the Company reported results of an independent investigation conducted by the Audit Committee of the Board of Directors regarding the compliance status of two process waste-water streams under the applicable Benzene National Emissions Standard for Hazardous Air Pollutants ("NESHAPS") regulations and certain related issues raised by an employee. Noncompliance with the Benzene NESHAPS regulations and the related reporting requirements can result in civil penalties and, under certain circumstances, substantial civil and, potentially, criminal penalties. The Company received a notice of violation regarding the two streams and paid a fine of $10,200 to the TNRCC. The Company incurred approximately $2 million in capital costs in connection with these waste water streams to achieve on-going compliance with the Benzene NESHAPS regulations. The Criminal Enforcement Division of the EPA is conducting a formal investigation. However, the Company continues to believe that none of the aspects of the matters described above will subject the Company to criminal liability or have a material adverse effect on the Company's business or financial statements.

The Company has accrued $17 million related to future CERCLA, RCRA and TNRCC assessment and remediation costs, of which $3 million is included in current liabilities while the remaining amounts are expected to be incurred over the next two to seven years. In the opinion of management, there is currently no material range of loss in excess of the amount accrued. However, it is possible that new information about the sites for which the reserve has been established, new technology or future developments such as involvement in other CERCLA, RCRA, TNRCC or other comparable state law investigations, could require the Company to reassess its potential exposure related to environmental matters.

In the opinion of management, any liability arising from the matters discussed above will not have a material adverse effect on the consolidated financial statements or liquidity of the Company, although the adverse resolution in any reporting period of one or more of these matters discussed in this note could have a material impact on the Company's results of operations for that period.


7.   DIVIDENDS

On September 15, 1995, the Company paid a regular quarterly dividend of $.225 per share of common stock to stockholders of record on August 25, 1995. Additionally, on October 20, 1995 the Board of Directors declared a regular quarterly dividend of $.225 per share of common stock, payable December 15, 1995 to stockholders of record on November 24, 1995.


8.   EARNINGS PER SHARE

Earnings per share for all periods presented are computed based on the weighted average number of shares outstanding for the periods, which was 80,000,000 shares.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



GENERAL

Lyondell Petrochemical Company (the "Company" or "Lyondell") operates in two business segments: petrochemicals and refining. The petrochemical segment consists of olefins including ethylene, propylene, butadiene, butylenes and specialty products; polyolefins including polypropylene, low density polyethylene and high-density polyethylene ("HDPE"); aromatics produced at the Channelview petrochemical complex ("Channelview Complex") including benzene and toluene; methanol; methyl tertiary butyl ether ("MTBE") and refinery blending stocks. On May 1, 1995, the Company acquired from Occidental Chemical Corporation resin production facilities at Victoria and Matagorda, Texas, with a combined annual production capacity of approximately 1.5 billion pounds of HDPE, associated research and development activities and the rights to the Alathon(R) trademark. See Note 4 of "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS."

On July 1, 1993, the Company and CITGO Petroleum Corporation ("CITGO") announced the commencement of operations of LYONDELL-CITGO Refining Company Ltd. ("LCR"), a new entity owned by subsidiaries of the Company and CITGO. LCR owns and operates the refining business formerly owned by the Company, including the full-conversion refinery ("Refinery"). LCR is undertaking a major upgrade project at the Refinery to enable the facility to process substantial additional volumes of very heavy crude oil. CITGO is providing a major portion of the funds for the upgrade project and has provided in excess of $100 million for funding other capital projects. At the present time, LCR management anticipates the cost for the upgrade project will be approximately $980 million, which includes an allowance for contingency costs.

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

The refining segment consists of refined petroleum products, including gasoline, heating oil and jet fuel; aromatics produced at the Refinery, including benzene, toluene, paraxylene and orthoxylene; lubricants, including industrial and motor oils; olefins feedstocks and crude oil resales. Crude oil resales consist of revenues from the resale of previously purchased crude oil and from locational exchanges of crude oil that are settled on a cash basis. Crude oil exchanges and resales facilitate the operation of the refining segment by allowing the Company to optimize the crude oil feedstock mix in response to market conditions and refinery maintenance turnarounds and also to reduce transportation costs. Crude oil resales amounted to $97 million and $84 million for the three-month periods ended September 30, 1995 and 1994, respectively and $261 million and $203 million for the nine-month periods ended September 30, 1995 and 1994, respectively.

The following table sets forth the Company's major product volumes sold for the periods indicated. Sales volumes include production, purchases of products for resale, propylene production from the product flexibility unit and draws from inventory.

                                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                                            SEPTEMBER 30                SEPTEMBER 30
                                                        --------------------        -------------------
                                                        1995            1994        1995           1994
                                                        ----            ----        ----           ----
SELECTED PETROCHEMICAL PRODUCTS (MILLIONS)
     (EXCLUDING INTERSEGMENT SALES):
Ethylene, propylene and polyolefins (lbs.)             1,749           1,545       5,113          4,506
Other olefins (lbs.)                                     251             271         823            756
Methanol (gallons)                                        49              36         145            128
Aromatics (gallons)                                       39              45         118            122

REFINED PRODUCTS (THOUSAND BARRELS PER DAY)
     (EXCLUDING INTERSEGMENT SALES):
Gasoline                                                 112             112         108            109
Heating oil (no. 2 distillate)                            47              39          50             47
Jet fuel                                                  29              25          30             26
Aromatics                                                  7               7           8              8
Other refined products                                    57              48          56             46
                                                        ----            ----        ----           ----
  Total refined products volumes                         252             231         252            236
                                                        ====            ====        ====           ====

Summarized below is the segment data for the Company. Intersegment sales between the petrochemical and refining segments include olefins feedstocks and benzene produced at the Refinery and gasoline blending stocks produced at the Channelview Complex and were made at prices that were based on current market values.

                                              THREE MONTHS ENDED               NINE MONTHS ENDED
                                                 SEPTEMBER 30                    SEPTEMBER 30
                                             --------------------             -------------------
(MILLIONS OF DOLLARS)                         1995           1994             1995           1994
---------------------                         ----           ----             ----           ----
SALES AND OTHER OPERATING REVENUES:
 Petrochemical segment                     $   687        $   537          $ 2,102        $ 1,360
 Refining segment                              644            601            1,982          1,706
 Unallocated                                   (82)          (101)            (291)          (305)
                                             -----        -------          -------        -------
                                           $ 1,249        $ 1,037          $ 3,793        $ 2,761
                                           =======        =======          =======        =======

                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                              SEPTEMBER 30                     SEPTEMBER 30
                                          --------------------             -------------------
(MILLIONS OF DOLLARS)                     1995            1994             1995           1994
---------------------                     ----            ----             ----           ----
COST OF SALES:
 Petrochemical segment                 $   498          $  408          $ 1,455        $ 1,105
 Refining segment                          595             573            1,839          1,610
 Unallocated                               (82)           (101)            (291)          (305)
                                        ------          ------          -------        -------
                                       $ 1,011          $  880          $ 3,003        $ 2,410
                                       =======          ======          =======        =======

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES:
 Petrochemical segment                 $    26          $    9          $    58        $    28
 Refining segment                           14              14               43             41
 Unallocated                                15              10               47             33
                                        ------          ------          -------        -------
                                       $    55          $   33          $   148        $   102
                                       =======          ======          =======        =======

OPERATING INCOME:
 Petrochemical segment                 $   163          $  120          $   589        $   227
 Refining segment                           35              14              100             55
 Unallocated                               (15)            (10)             (47)           (33)
                                        ------          ------          -------        -------
                                       $   183          $  124          $   642        $   249
                                       =======          ======          =======        =======


Summarized below are intersegment sales for the two segments.

 Petrochemical segment                 $    49          $   50          $   150        $   147
 Refining segment                           33              51              141            158
                                        ------          ------          -------        -------
                                       $    82          $  101          $   291        $   305
                                       =======          ======          =======        =======

RESULTS OF OPERATIONS

OVERVIEW

Net income for the third quarter of 1995 was $100 million or $1.25 per share compared to a net income of $66 million or $.83 per share for the third quarter of 1994. The $34 million improvement was primarily due to higher sales margins for olefins and aromatics and the addition of the Alathon(R) business, which more than offset lower olefins sales volumes.

Net income was $35 million lower for the third quarter of 1995 compared to the second quarter of 1995. This decrease was primarily caused by lower olefins sales margins and volumes, partially offset by higher refined products sales margins.

Net income for the first nine months of 1995 was $362 million or $4.52 per share compared to a net income of $120 million or $1.51 per share for the first nine months of 1994. The $242 million improvement in net income was primarily caused by higher sales margins for all petrochemical products and the addition of the Alathon(R) business. Contributing to the improvement were higher sales margins for aromatics and refined products which more than offset higher refining period costs.

PETROCHEMICAL SEGMENT

REVENUES Sales and other operating revenues for the third quarter of 1995 were $687 million compared to $537 million for the third quarter of 1994. The $150 million increase was primarily due to sales of HDPE resulting from the acquisition of the Alathon(R) business effective May 1, 1995. Contributing to the increase were higher olefins sales prices resulting from improved market conditions, partially offset by lower olefins sales volumes.

Sales and other operating revenues for the first nine months of 1995 were $2.1 billion, an increase of $742 million compared to the first nine months of 1994. The increase was due to higher olefins and polyolefins sales prices and the HDPE sales from the Alathon(R) business. The higher olefins sales prices reflected continued strong market conditions for petrochemicals that resulted from the high U.S. economic growth rate, an improved worldwide economy and industry supply disruptions during the latter part of 1994

COST OF SALES   Cost of sales was $498 million in the third quarter of 1995 compared to $408 million in the third quarter of 1994, an increase of $90 million. The increase was primarily due to the addition of the Alathon(R) business.

Cost of sales for the first nine months of 1995 was $1.5 billion, an increase of $350 million compared to the first nine months of 1994. This increase was primarily due to the addition of the Alathon(R) business and to higher olefins feedstock costs resulting mostly from higher raw material prices. Olefins raw material prices were higher due to higher worldwide crude oil and petroleum product prices.

SELLING EXPENSES   Selling expenses for the third quarter of 1995 were $26
million, an increase of $17 million compared to the third quarter of 1994. Selling expenses for the first nine months of 1995 compared to the first nine months of 1994 were $30 million higher. These increases were primarily caused by selling expenses associated with the Alathon(R) business.

OPERATING INCOME   Operating income for the third quarter of 1995 was $163
million compared to $120 million in the third quarter of 1994. The $43 million improvement was primarily due to higher olefins sales margins and the contribution from the Alathon(R) business, partially offset by lower olefins sales volumes and lower methanol sales margins. The higher olefins sales margins resulted from higher sales prices which were due to higher industry-wide demand resulting from the improved worldwide economy and industry supply disruptions during the latter part of 1994. However, the olefins market environment began to weaken during the third quarter of 1995 for most products as a result of lower demand. Methanol sales margins were lower due to a significant decline in prices which began late in the first quarter of 1995 due to a decline in MTBE related demand for reformulated gasoline and an increase in methanol supply.

Operating income for the third quarter of 1995 compared to the second quarter of 1995 decreased $67 million due to lower olefins sales margins and volumes. Olefins sales margins declined due to lower ethylene and propylene sales prices which more than offset lower feedstock costs. An increase in industry ethylene production during the first nine months of 1995 coupled with lower economic activity contributed to the decline in olefins sales prices during the third quarter. The reduction in olefins sales volumes during the third quarter was due to the lower economic activity and the Company's efforts to build inventories in preparation for the turnaround of one of the olefins units during the fourth quarter.

Operating income for the first nine months of 1995 was $589 million compared to an operating income of $227 million during the first nine months of 1994. This $362 million improvement in operating income was primarily caused by higher sales margins for all petrochemical products and the addition of the Alathon(R) business. Olefins sales margins were higher due to significantly higher ethylene and olefins co-products sales prices that more than offset increased raw material prices. Olefins sales prices were higher due to the improved economy and supply and demand factors. The improved methanol sales margins resulted from higher sales prices caused by higher demand growth resulting from the improved worldwide economy, increased use of MTBE and industry supply disruptions in the latter part of 1994. The improved polyolefins performance resulted from the contribution of the Alathon(R) business and higher sales prices for other polyolefins products caused by the improved economic conditions.


REFINING SEGMENT

REVENUES Sales and other operating revenues for the third quarter of 1995 were $644 million compared to $601 million for the third quarter of 1994. This $43 million increase was primarily due to higher sales prices for aromatics and higher sales volumes for crude oil resales. Aromatics sales prices, specifically for paraxylene and orthoxylene, increased because of improved market conditions over the latter part of 1994 and first half of 1995. Paraxylene prices were positively impacted by high worldwide growth of polyester, particularly in the polyethylene terephthalate bottle sector.

Sales and other operating revenues for the first nine months of 1995 were $2.0 billion, an increase of $276 million compared to the first nine months of 1994. This increase was primarily due to higher sales prices for both refined products and aromatics, particularly for paraxylene and orthoxylene, and higher sales volumes and prices for crude oil resales. Refined products sales prices were higher generally due to the higher worldwide crude oil prices.

COST OF SALES Cost of sales was $595 million during the third quarter of 1995 compared to $573 million during the third quarter of 1994. Contributing to this $22 million increase were higher crude oil resale volumes and higher period costs.

Cost of sales was $1.8 billion during the first nine months of 1995 compared to $1.6 billion during the first nine months of 1994. This $229 million increase was primarily due to higher crude oil and other feedstock prices and to higher volumes and costs related to crude oil resales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses were $14 million in the third quarter of 1995, unchanged from the third quarter of 1994. Selling, general and administrative expenses were $43 million during the first nine months of 1995 compared to $41 million during the first nine months of 1994.

OPERATING INCOME Operating income for the third quarter of 1995 was $35 million compared to $14 million for the third quarter of 1994. The $21 million increase was primarily due to higher aromatics sales margins which increased because of higher sales prices, particularly for paraxylene and orthoxylene.

Operating income for the third quarter of 1995 compared with the second quarter of 1995 increased $13 million primarily due to higher refined products sales margins and lower period costs. Refined products sales margins were higher due to improved operating performance, and period costs were lower due to reduced maintenance and repairs costs.

Operating income for the first nine months of 1995 was $100 million compared to $55 million for the first nine months of 1994. The $45 million increase was primarily due to higher sales margins for aromatics and refined products, partially offset by higher refining period costs. Aromatics sales margins were higher due to higher sales prices, particularly for paraxylene and orthoxylene. Refined products sales margins were higher due to processing higher volumes of Venezuelan crude oil purchased under the Crude Supply Contract in both the coking and cracking modes. Refined products period costs were higher due to increased maintenance expenses for scheduled and unscheduled downtime of various manufacturing units.

UNALLOCATED

GENERAL AND ADMINISTRATIVE EXPENSES General and administrative expenses were $15 million in the third quarter of 1995 compared to $10 million in the third quarter of 1994. The $5 million increase was primarily due to the absence of life insurance proceeds during the current quarter that were received in the third quarter of 1994 and to higher outside legal fees.

General and administrative expenses were $47 million in the first nine months of 1995 compared to $33 million in the first nine months of 1994. The $14 million increase was primarily due to higher management incentive compensation related expenses, a significant portion of which was for a management incentive compensation plan adopted in 1995, and the absence during the current period of the life insurance proceeds.

INTEREST EXPENSE Interest expense was $20 million during the third quarter of 1995 compared to $19 million during the third quarter of 1994. Interest expense was $59 million during the first nine months of 1995 compared to $56 million during the first nine months of 1994. These interest expense increases resulted from amounts borrowed to partially finance the Alathon(R) acquisition.

INTEREST INCOME Interest income was $5 million during the first nine months of 1995 compared to $3 million during the first nine months of 1994. This $2 million increase in interest income resulted from higher levels of excess cash invested at higher interest rates prior to the Alathon(R) acquisition.

MINORITY INTEREST IN LYONDELL-CITGO REFINING COMPANY LTD. Minority interest was $4 million in the third quarter of 1995 and $12 million for the first nine months of 1995, representing the allocated share of LCR's net income to CITGO, the minority owner of LCR.

INCOME TAX The effective income tax rate during the first nine months of 1995 was 37.2 percent. State income tax was the primary difference between the effective tax rate and the 35 percent federal statutory rate.


FINANCIAL CONDITION

Lyondell's cash provided by operating activities was $345 million and $114 million during the first nine months of 1995 and 1994, respectively. This $231 million increase is attributable to the $242 million increase in net income. Cash provided by operating activities during the first nine months of 1995 was reduced by working capital increases of $82 million which includes $96 million for the initial working capital requirements of the Alathon(R) business.

Cash used in investing activities during the first nine months of 1995 consisted of capital expenditures of $781 million, of which $355 million was for the Alathon(R) acquisition, $321 million was for the upgrade project at the Refinery and $21 million was for environmentally related projects. As of September 30, 1995, $27 million of cash was restricted for use in LCR capital projects, including the Refinery upgrade project, and other expenditures as determined by the LCR owners.

The total expenditure for the Alathon(R) acquisition was $419 million, including approximately $64 million for inventories. The Company financed the acquisition with internal cash and $230 million of short-term borrowings from its existing financing arrangements. At September 30, 1995, $160 million was outstanding under these financing arrangements. Expenditures during the nine months ended September 30, 1995 for the Refinery upgrade project were funded by contributions from CITGO in the amount of $147 million and $175 million borrowed by LCR under a $450 million credit facility.

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

In May 1995, LCR entered into two credit facilities totaling $520 million with a group of banks with The Bank of New York as agent. The first facility was a $70 million, 364 day revolving credit facility, which replaced LCR's former $70 million revolving credit facility, that will be utilized for general business purposes, including letters of credit, unrelated to the Refinery upgrade project. The second facility is a $450 million, five year term credit facility that will be used in connection with the Refinery upgrade project. Interest for both facilities is based on prime or eurodollar rates at LCR's option. Prior to the completion of the Refinery upgrade project, all financing and other costs related to the $450 million credit facility will be funded by CITGO. See Note 5 of "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS."

On October 20, 1995, the Board of Directors declared a regular quarterly dividend of $.225 per share of common stock, payable December 15, 1995 to stockholders of record on November 24, 1995.


CURRENT BUSINESS OUTLOOK

Lyondell's results for the third quarter and for the nine month period ended September 30, 1995 reflect strong markets for its petrochemical and polyolefins products and continued strong aromatics performance at LCR. The positive contribution from the Alathon(R) business since its purchase on May 1, 1995 met management's expectation. However, petrochemical prices continued to decline, as expected, during the third quarter from peak levels experienced in early 1995.

An increase in industry ethylene capacity over the past nine months, coupled with slower economic growth, may cause further and broader declines in the prices of olefins and polyolefins. New methanol industry capacity which has been added this year and uncertainty with regard to MTBE demand may put additional pressure on methanol prices.

During the third quarter, LCR refined products margins remained above refining industry margins due to the benefits of the Crude Supply Contract. Early in the fourth quarter, refining industry coking and cracking margins have declined compared to the average third quarter levels, affecting LCR's profitability on the approximately 40 percent of crude oil runs not covered by the Crude Supply Contract. The aromatics business remains strong, particularly for paraxylene, although orthoxylene prices have declined. Management expects LCR to continue to benefit from the stabilization of cash flows and reduction in market volatility provided by the Crude Supply Contract. The keys to profitability for LCR continue to be maximizing the amount of heavy Venezuelan crude oil processed in the coking mode, optimizing the efficient utilization of the remaining cracking capacity and low cost operations. On November 3, 1995, the coker was taken down for unscheduled maintenance. LCR management believes the unit will be back in operation in approximately two to three weeks.

Profitability and cash flows for the petrochemical and refining businesses are affected by industry supply and demand, feedstock cost volatility, capital expenditures required to meet more stringent environmental standards, repair and maintenance costs and downtime of production units due to maintenance turnarounds. Turnarounds on major units can have significant financial impacts due to the repair and maintenance costs incurred as well as the associated loss of production, resulting in lower profitability during the period of the turnaround. The Company began a turnaround on one of its two olefins units beginning in late September, 1995. During this turnaround, which is expected to last six to eight weeks, work will be completed to debottleneck the unit which will increase its capacity by approximately 120 million pounds per year. The Company plans to perform a turnaround and debottleneck of its other olefins unit during the first half of 1996. LCR plans to perform a turnaround of its fluid catalytic cracking unit in the second half of 1996.

The Company announced August 23, 1995 the commencement of an engineering study of the planned construction of a worldscale olefins plant. The proposed 1.5 billion pound per year plant would be jointly owned by the Company and two other olefins producers and would be located at the Company's Channelview, Texas, Petrochemical Complex with the Company as plant operator.

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

                          PART II. OTHER INFORMATION



ITEM 1.   LEGAL PROCEEDINGS

          1. Reference is made to the disclosure on page 20 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (hereinafter the " 1994 Form 10-K Report") regarding Atlantic Richfield Company's (ARCO) litigation with certain of its insurance carriers over insurance coverage and the impact of such coverage disputes on the Company's Cross-Indemnity Agreement with ARCO. ARCO has reported that it has settled with several of the insurance carrier defendants and that ARCO expects that trial with the remainder of the defendants will be scheduled for the first half of 1996. At this time, the Company is unable to assess the impact on it, if any, of the resolution of the coverage disputes.

          2. There have been no material developments with respect to the Company's legal proceedings as previously reported in the 1994 Form 10-K Report or subsequent Quarterly Reports on Form 10-Q.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               10.1 Amendment No. 1 to the Lyondell Petrochemical Company Supplementary Executive Retirement Plan.

               10.2 Amendment No. 2 to the Lyondell Petrochemical Company Executive Deferral Plan.

               10.3 Amendment No. 1 to the Lyondell Petrochemical Company Restricted Stock Plan.

               10.4 Amendment No. 2 to the Lyondell Petrochemical Company Value Share Plan.

               27     Financial Data Schedule.

          (b)  Reports on Form 8-K

               None.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        Lyondell Petrochemical Company
                                                (Registrant)


Dated:  November 8, 1995                        JOSEPH M. PUTZ
                                        ------------------------------
                                                  (Signature)
                                                Joseph M. Putz
                                        Vice President and Controller
                                        (Duly Authorized Officer and
                                        Principal Accounting Officer)