Form 10-K405
period 1995-12-31
LYONDELL PETROCHEMICAL CO
filed 1996-03-20
CIK 842635

===============================================================================

                                     1995

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                            -----------------------

                                 (Mark One)
           [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended December 31, 1995

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

                                 Yes [x] No [ ]

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                     [x]
                                  ----------

          There were 80,000,000 shares of the registrant's common stock outstanding on December 31, 1995. The aggregate market value of the voting stock held by non-affiliates of the registrant on March 1, 1996 based on the closing price on the New York Stock Exchange composite tape on that date, was $981,828,924.

                      DOCUMENTS INCORPORATED BY REFERENCE

         The registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1995 (incorporated by reference under Part III).


================================================================================

                               TABLE OF CONTENTS
                                    PART I

Item                                                              Page
----                                                              ----
1. and 2.    Business and Properties............................     1
             The Company's Business.............................     1
             Development of Business............................     1
             Summary Description of Business Segments...........     2
             Petrochemical Segment..............................     2
             Overview...........................................     2
             Feedstocks.........................................     4
             Marketing and Sales................................     5
             Competition and Industry Conditions................     6
             Capital Program and Business Strategies............     7
             Properties.........................................     7
             Employee Relations.................................     8
             Refining Segment...................................     8
             Overview...........................................     8
             Upgrade Project....................................     9
             Management of LCR..................................    10
             Feedstocks.........................................    10
             Marketing and Sales................................    11
             Other Agreements...................................    12
             Competition and Industry Conditions................    12
             Capital Program....................................    13
             Properties.........................................    13
             Employee Relations.................................    13
             Related Party Transactions.........................    13
             Research and Technology; Patents and Trademarks....    14
             Finance Matters....................................    15
             Long-Term Debt and Financing Arrangements..........    15
             Environmental Matters..............................    17
  3.         Legal Proceedings..................................    18
  4.         Submission of Matters to a Vote of Security Holders    22
             Executive Officers of the Registrant...............    22
             Description of Capital Stock.......................    25

                                    PART II

  5.         Market for Registrant's Common Equity and Related
              Stockholder Matters...............................    28
  6.         Selected Financial Data............................    30
  7.         Management's Discussion and Analysis of Financial
              Condition and Results of Operations...............    30
  8.         Financial Statements and Supplementary Data........    40
  9.         Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure...............    61

                                    PART III

 10.         Directors and Executive Officers of the
              Registrant........................................     61
 11.         Executive Compensation.............................     61
 12.         Security Ownership of Certain Beneficial Owners
              and Management....................................     61
 13.         Certain Relationships and Related Transactions.....     61

                                    PART IV

 14.         Exhibits, Financial Statement Schedules and
              Reports on Form 8-K...............................     62

                                    PART I



ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

                            THE COMPANY'S BUSINESS

Lyondell Petrochemical Company operates in two business segments: petrochemicals and refining. As the context may require, all references hereafter to the "Company" or "Lyondell" include Lyondell Petrochemical Company, its wholly-owned subsidiaries and LYONDELL-CITGO Refining Company Ltd. ("LCR"). The Company manufactures a wide variety of petrochemicals, including olefins (ethylene, propylene, butadiene, butylenes and certain specialty products); polyolefins (polypropylene and high- and low-density polyethylene); methanol; methyl tertiary butyl ether ("MTBE") and aromatics. Through its interest in LCR, a Texas limited liability company, the Company produces refined petroleum products, including gasoline, heating oil, jet fuel, fuel oil, aromatics and lubricants ("lube oils"). The Company's petrochemical products are used primarily in the manufacture of other chemicals and products, which in turn are used in the production of a wide variety of consumer and industrial products. LCR sells its principal refined products primarily to CITGO Petroleum Corporation ("CITGO").

DEVELOPMENT OF BUSINESS

Lyondell was formed in 1985 and was operated as a separate division ("Lyondell Division") of Atlantic Richfield Company ("ARCO") through June 1988. Effective July 1, 1988, ARCO transferred substantially all the assets and liabilities relating to the integrated petrochemical and petroleum processing business of the Lyondell Division, along with certain pipeline assets that were not formerly a part of the Lyondell Division, to its wholly-owned subsidiary, Lyondell Petrochemical Company, a Delaware corporation. In exchange for the transfer of such assets and liabilities, Lyondell issued additional shares of its Common Stock to ARCO. On January 25, 1989, ARCO completed an initial public offering of 43,000,000 shares of the Company's Common Stock.

In February 1990, the Company acquired a polypropylene plant and a low-density polyethylene plant located in Pasadena, Texas ("Bayport Facility").

In July 1993, pursuant to agreements between the Company and CITGO (and its affiliates), the Company contributed its refining business, including the refinery ("the Refinery"), the lube oil blending and packaging plant in Birmingport, Alabama and refining working capital to LCR, and retained a participation interest in LCR through its wholly-owned subsidiary, Lyondell Refining Company. At December 31, 1995, the Company had an approximate 90 percent participation interest in LCR while CITGO held the remaining approximate 10 percent participation interest. The results of LCR's operations currently are consolidated into the Company's financial statements. For further discussion of this transaction, see "REFINING SEGMENT -- Overview".

In August 1994, ARCO completed an offering ("ARCO Note Offering") of three-year debt securities ("Exchangeable Notes") exchangeable pursuant to the terms of the Exchangeable Notes upon maturity, at ARCO's option, into Lyondell Common Stock or cash with an equal value. If ARCO elects to deliver shares of Lyondell Common Stock at the maturity of the Notes, ARCO's equity interest in Lyondell will be substantially reduced or eliminated, depending on the price of Lyondell Common Stock at such time. In connection with the ARCO Note Offering, the five ARCO officers who were Directors of the Company resigned from the Company's Board of Directors. Until the maturity of the Exchangeable Notes, ARCO has indicated that it generally intends to vote its shares in proportion to the votes of the non-ARCO stockholders, except under certain limited circumstances. See "RELATED PARTY TRANSACTIONS". As of March 1, 1996, ARCO owned 39,921,400 shares of Lyondell Common Stock, representing 49.9 percent of the issued and outstanding Common Stock of the Company.

In May 1995, the Company acquired Occidental Chemical Corporation's Alathon(R) high-density polyethylene ("HDPE") business. Assets involved in this acquisition included resin production facilities in Matagorda (the "Matagorda Facility") and Victoria (the "Victoria Facility"), Texas, related research and development activities and the rights to the ALATHON trademark.

In August 1995, the Company announced commencement of an engineering study of the planned construction of a worldscale olefins plant. The proposed 2 billion pound per year plant would be jointly owned by the Company and three other olefins producers. The project is contingent upon approval of definitive agreements which are expected to be signed in 1996.

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

See Note 19 of "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS".

                   SUMMARY DESCRIPTION OF BUSINESS SEGMENTS

                             PETROCHEMICAL SEGMENT

OVERVIEW

PETROCHEMICAL OPERATIONS

Channelview Facility -- Lyondell's Channelview petrochemical complex (the "Channelview Facility"), located in Channelview, Texas, 20 miles east of Houston, includes two large olefins plants, a methanol plant, a butadiene recovery unit, a product flexibility unit (which has the capability to convert ethylene and other light hydrocarbon streams into propylene), an aromatics (benzene and toluene) recovery unit, two MTBE units, a butylene isomerization unit, an isoprene recovery unit and other petrochemical processing units. The Channelview Facility is connected by multiple pipelines to LCR's Refinery which is approximately 16 miles away. The Channelview Facility also is connected by a comprehensive pipeline system to the Company's Mont Belvieu, Texas storage facility ("Mont Belvieu Facility"), to leased storage terminals and to customers along the Gulf Coast. Ethylene and propylene are shipped or exchanged through this pipeline system. See "PETROCHEMICAL SEGMENT --Properties".

The Company's olefins plants and related processing units produce ethylene, propylene, butadiene, butylenes, benzene, toluene, hydrogen and certain specialty products, such as isoprene, dicyclopentadiene, resin oils and piperylenes, along with gasoline blendstocks and heavy liquid fuels. The Company's petrochemical products are used to manufacture intermediate chemicals, which are primarily used in a variety of consumer and industrial products. Petrochemicals are fundamental to many segments of the economy, including the production of consumer products, housing components, automotive products and other durable and non-durable goods. Ethylene is the most significant petrochemical in terms of worldwide production volume and is the key building block for a large number of chemicals. With the wide proliferation of end-use products derived from ethylene during the past 20 years, especially as plastics have developed into low cost, high performance substitutes for a wide range of materials such as metals and paper, U.S. ethylene consumption has grown by an average annual rate of approximately four percent.

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

Specialty products produced at the Channelview Facility include feedstocks for the production of various types of hydrocarbon resins and unsaturated polyester resins. These products are used in the production of inks, adhesives, paints and varnishes, rubber and fiberglass.

The Company also produces methanol and MTBE. Methanol is used to produce MTBE and a variety of chemical intermediates, including formaldehyde, acetic acid and methyl methacrylate. These intermediates are used to produce bonding adhesives for plywood as well as in polyester fibers and plastics. Other end uses include solvents and antifreeze applications. MTBE is an octane enhancer and clean fuel additive in reformulated gasoline. All MTBE produced at the Channelview Facility and not produced for LCR for gasoline blending is sold to a single customer. See "PETROCHEMICAL SEGMENT -- Competition and Industry Conditions", "Properties" and "RELATED PARTY TRANSACTIONS".

The following table shows the current annual rated capacity for certain of the Company's principal petrochemical products.

                         RATED CAPACITY (A)
                          AT DECEMBER 31,
                              1995
                              ----
                           (MILLIONS)
PETROCHEMICAL PRODUCT:
Ethylene (pounds).......     3,720 (b)
Propylene (pounds)......     2,170 (c)
Butadiene (pounds)......       615
Methanol (gallons)......       248 (d)
MTBE (gallons)..........       199
Aromatics (gallons).....       130
--------------

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

(b) The Company is undertaking a debottleneck project of its olefins units that will increase ethylene capacity by approximately seven percent. A turnaround and debottleneck on one unit was completed during the fourth quarter of 1995, and the resulting increased capacity is reflected in the table. This project is expected to be completed during the second quarter of 1996 when the second unit will be taken down for a turnaround and debottleneck. Upon completion, total ethylene capacity is expected to be approximately 3.8 billion pounds.

(c) Does not include refinery grade material or production from the product flexibility unit, which has a current rated capacity of one billion pounds per year of propylene.

(d) Capacity as shown includes equivalent methanol that could be produced from reformed gas, an intermediate in the production of methanol.

POLYMERS OPERATIONS

Bayport Facility -- The Bayport Facility converts propylene and ethylene supplied by the Channelview Facility into polypropylene and low-density polyethylene that is sold into derivative markets. The Bayport Facility is connected by pipeline to the Company's Mont Belvieu Facility for feedstock supply.

Matagorda Facility -- The Matagorda Facility converts ethylene and small amounts of comonomer into HDPE. Beginning in 1996, a significant portion of the ethylene converted at the Matagorda Facility will be supplied by the Channelview Facility via exchange agreements. The Matagorda Facility features three independent reaction and finishing process lines that employ the Nissan slurry polymerization technology. This enables Lyondell to produce a wide variety of resins for blown film, blow molding and injection molding applications.

Victoria Facility -- The Victoria Facility converts ethylene and small amounts
of comonomer into HDPE resins.   Beginning in 1996, a significant portion of the
ethylene converted at the Victoria Facility will be supplied by the Channelview Facility via exchange agreements. The Victoria Facility features solution polymerization technology that minimizes the presence of catalyst residues.
This feature results in resins with excellent organoleptic properties (no taste or odor) and extremely low moisture vapor transmission rates. This enables Lyondell to produce a wide variety of injection molding and film resins for use in consumer products and industrial applications.

Polymers Technology Center -- Research and development is conducted in a catalyst laboratory with state-of-the-art analytical capabilities in Alvin, Texas (the "Technology Center"). The Technology Center provides product and process technology support for the Company's polymers operations and its customers.

The following table shows the current annual rated capacity for each of the Company's principal polyolefins products.

                                                        RATED CAPACITY
                                                        AT DECEMBER 31,
                                                             1995
                                                        --------------
                                                          (MILLIONS)
POLYOLEFINS PRODUCT:
High-density polyethylene (pounds)...................       1,500
Polypropylene (pounds)...............................         300*
Low-density polyethylene (pounds)....................         140

________________

*The Company is undertaking a debottleneck project that will expand polypropylene capacity by approximately 33% to 400 million pounds and is scheduled to be completed in the second quarter of 1996.

FEEDSTOCKS

The primary feedstocks used in the production of olefins are natural gas liquids feedstocks including ethane, propane and butane (collectively "NGLs") and naphtha, condensates and gas oils (collectively "Petroleum Liquids"). Olefins plants with the flexibility to consume a wide range of feedstocks are better able to maintain higher levels of profitability during periods of changing energy and petrochemical prices than olefins plants that are restricted in their feedstock processing capability. Prior to the mid 1970's, the feedstocks used at most ethylene plants in the United States consisted predominantly of NGLs.
As of January 1, 1996, approximately 40 percent of domestic ethylene plant capacity was limited to NGL feedstocks, and the remaining approximately 60 percent could process to some extent both NGLs and Petroleum Liquids.

Petroleum Liquids have had a significant historical margin advantage over ethane and propane. The industry margin differential between these feedstocks has been typically between one and four cents per pound of ethylene. The Company has the capability to capture this differential at the Channelview Facility due to its feedstock flexibility. The Company's olefins plants can process 100 percent Petroleum Liquids or up to 90 percent NGL feedstocks. The Company's olefins plants use from 125,000 to 160,000 barrels per day of NGLs and/or Petroleum Liquids feedstocks. The Company obtains a portion of its olefins feedstock requirements from LCR (NGLs, naphtha and gas oil) and additional olefins feedstock in the form of petroleum condensates pursuant to a contract with an affiliate of a foreign government. The remainder of its Petroleum Liquids requirements are obtained under short-term contracts or on the spot market from a variety of foreign and domestic sources. The Company also purchases NGLs from a wide variety of domestic sources, many of which have pipeline connections to the Company's facilities.

The Company's methanol plant generally processes natural gas feedstocks but also has the ability to process NGL feedstocks. The Company purchases natural gas from a variety of domestic sources for use as fuel at its facilities and as feedstock for the methanol plant and is connected to a diverse natural gas supply network.

All of the ethylene and propylene converted at the Bayport Facility is supplied by the Channelview Facility. Under a supply agreement with Occidental Chemical Company, portions of the Company's ethylene supply needs at the Victoria and Matagorda Facilities are supplied by Occidental. Beginning in 1996, the Company began using significant amounts of ethylene from its Channelview Facility to partially supply feedstock requirements of the Victoria and Matagorda Facilities in the production of HDPE via exchange arrangements.

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

The Company's polyolefins products are sold to established customers, many under term contracts, typically having a duration of one to two years. The remainder is generally sold without contractual term commitments. In either case, in most of the continuous supply relationships, prices are subject to change at any time upon mutual agreement between Lyondell and the customer.

Most of the Company's ethylene and propylene is shipped or exchanged via a comprehensive pipeline system which has connections to numerous Gulf Coast ethylene and propylene consumers. The pipeline system is owned by ARCO Pipe Line Company, and substantially all of it is leased by the Company under long-term leasing arrangements. See "PETROCHEMICAL SEGMENT -- Properties" and "RELATED PARTY TRANSACTIONS". The Company has exchange agreements with other olefins producers which allow access to customers who are not directly connected to the pipeline system. Some propylene is shipped by ocean-going vessel. Butadiene, methanol, aromatics and other petrochemicals are distributed by pipeline, railcar, truck, barge or ocean-going vessel. Polyolefins are primarily distributed via railcar. The Company owns or leases pursuant to long-term lease arrangements approximately 3,200 railcars for use in its petrochemicals business.

COMPETITION AND INDUSTRY CONDITIONS

The basis for competition in Lyondell's petrochemical products is product quality, product deliverability, service and price. Lyondell competes with other large domestic producers of olefins and polyolefins, including Amoco Chemical Company, Chevron Chemical Company, Dow Chemical Company, Exxon Chemical Company, Occidental Chemical Corporation, Mobil Chemical Company, Phillips Petroleum Company and Shell Chemical Company. Historically, petrochemical industry profitability has been affected by vigorous price competition which may intensify due to, among other things, new domestic and foreign industry capacity. In general, weak economic conditions either in the United States or in the world tend to reduce demand and put pressure on margins. Petrochemical profitability can be affected by the level of demand for petrochemical and petrochemical derivative exports to producing units throughout the world. It is not possible to predict accurately how changes in feedstock costs, market conditions or other factors will affect petrochemical industry margins in the future.

The combined rated capacity of the Company's olefins units at January 1, 1996 was approximately 3.7 billion pounds of ethylene per year or approximately 7.3 percent of total domestic production capacity. Based on published rated production capacities, the Company believes it is one of the six largest producers of ethylene in the United States. Of the total ethylene production capacity in the United States, approximately 91 percent is located along the Gulf Coast, and approximately 75 percent is owned by ten manufacturers. Domestic industry ethylene rated capacity at January 1, 1996 was approximately 51 billion pounds per year. As a producer of olefins primarily for merchant supply to unaffiliated customers, Lyondell has typically experienced greater variations in its sales volumes and profitability when industry supply and demand relationships are at extremes in comparison to more integrated competitors, i.e., those with a higher proportion of captive demand for olefins derivatives production. However, as a result of the acquisition of the ALATHON HDPE business, a greater percentage of the Channelview Facility's annual ethylene production will be converted at the Company's downstream facilities.

The petrochemical industry historically has experienced periods of high demand and high capacity utilization which result in increasingly higher operating margins and profitability. This generally has resulted in new capacity investment until supply exceeds demand. The overcapacity in turn has resulted in periods of decreasing capacity utilization and declining operating margins until demand exceeds supply and the cycle has been repeated. For example, capacity additions, combined with poor overall U.S. and world economic conditions and further additions to supply in other parts of the world, generally outpaced ethylene demand growth in 1990-1992 and caused the industry to experience a decline in margins through 1993. However, during 1994 and through the first half of 1995, domestic ethylene demand grew at an annual average rate of approximately 5 percent, and the domestic olefins industry operated at close to maximum available capacity, resulting in higher industry margins. In the second half of 1995, capacity additions resulting from new plants and plant expansions totaled approximately 3 billion pounds, putting pressure on industry margins. However, anticipated ethylene capacity increases in 1996 and 1997 are expected to be below recent average annual demand growth.

All of the Company's other major commodity chemical products experience cyclical market conditions similar to (although not necessarily coincident with) those of ethylene. In 1995, polyolefins markets tracked the olefins markets, beginning the year with strong demand and prices, which declined in the second half of the year. Much of the demand increase was attributed to inventory accumulations during late 1994 and into 1995. Following the stabilization and decline of ethylene prices in 1995, the polyolefins industry experienced inventory reductions. In addition, new capacity in 1995 and 1996 has impacted industry margins.

The provisions of the Clean Air Act Amendments of 1990 (the "Clean Air Act") require the manufacture and sale of alternative fuels, including reformulated gasoline. There is strong competition between MTBE, ethanol and ethyl tertiary butyl ether ("ETBE") for the oxygenate market, and it is difficult to predict the outcome of this competition which will depend, in part, on the future of tax subsidies and possible market share mandates for ethanol and consumer preferences. The Environmental Protection Agency ("EPA") specifically mandated that the nine metropolitan areas in the United States with the most severe ozone problems begin using reformulated gasoline year-round beginning in 1995 to prevent ozone formation. In addition, a number of states opted to utilize reformulated gasoline on a state-wide basis ("opting-in"). The EPA has subsequently allowed certain areas to opt-out of the program and uncertainties have developed with respect to the level of future use of reformulated gasolines. Because of the uncertainties in the reformulated gasoline market, it is difficult to predict the impact of this end-use on the future demands for MTBE and methanol.

CAPITAL PROGRAM AND BUSINESS STRATEGIES

The petrochemical segment's fixed asset capital expenditures totaled $121 million (excluding the acquisition of the ALATHON HDPE business) in 1995 and its capital budget for 1996 is $79 million. Major scheduled capital projects include continued work on the expansion of the butylene alkylation unit at the Channelview Facility, completion of a debottleneck of the polypropylene plant at the Bayport Facility and the completion of the debottleneck project of the two olefins units at the Channelview Facility.

As part of its ongoing operations, the Company periodically conducts maintenance turnarounds on its facilities. Although turnarounds on principal facilities are usually scheduled well in advance, the timing of such turnarounds can be accelerated or delayed because of numerous factors, many of which are beyond the Company's control. The Company underwent a turnaround and debottleneck on one of its two olefins units during the fourth quarter of 1995. The second olefins unit is currently scheduled for a turnaround and debottleneck in the second quarter of 1996.

When conducting a maintenance turnaround on a principal facility, capital expenditures and maintenance expenditures as well as lost operating income are typically incurred. In accordance with the Company's accounting policies, repair and maintenance expenses associated with turnarounds exceeding $5 million are capitalized when incurred and amortized on a straight-line basis until the next planned turnaround, generally four to six years. Prior to 1993, all repair and maintenance expenses associated with turnarounds were expensed as incurred. The Company believes that the current method of accounting is preferable in that it provides for a better matching of repair and maintenance expenses associated with turnarounds with future product revenues. See Note 2 of "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS".

The Company's business strategies are to maintain and improve its low-cost position, reduce cyclicality and volatility and grow the business profitably. Lyondell continually evaluates opportunities to expand or further diversify its petrochemical operations through potential acquisitions, joint ventures and other opportunities involving third parties. The acquisition of the ALATHON HDPE business with its unique market advantages and integration benefits will be an important olefins volume stabilizer in poor market conditions. Management believes that industry trends may provide additional opportunities to enhance shareholder value. This could be accomplished by applying the Company's expertise in the efficient and low-cost operation of its facilities to a larger asset base. Additional vertical integration with an ethylene or propylene consumer could increase olefins plant operating rates during weak market periods by providing captive outlets. Horizontal integration with another olefins producer could improve operating efficiencies by spreading overhead costs across larger volumes and enhancing operating flexibility. Consistent with the Company's overall strategy, however, management's intent is to undertake such transactions only if it expects that the transactions would produce both near-term and long-term improved cash flow and produce returns in excess of the Company's cost of capital.

Potential funding sources for significant capital projects, whether involving transactions with third parties or otherwise, could include, without limitation, the Company's current financial resources, potential earnings growth, future borrowings and future issuance of equity securities, as well as possible contractual arrangements such as joint ventures or partnerships. Both the Company's ability to undertake and fund the particular strategies described above and the level of the Company's capital commitments and expenditures from period to period will be affected by a variety of factors including, without limitation, the general business environment, as well as changes in applicable
government regulations and tax laws.   See "FINANCE MATTERS".

PROPERTIES

The Company owns all of the plant and equipment that comprise its two olefins plants at its Channelview Facility and owns the approximately 2,945 acre parcel on which the complex is situated. The Company also owns the methanol plant and other petrochemical processing units which are located at the Channelview Facility. These include the product flexibility unit, two MTBE units, a butylene isomerization unit, the butylene alkylation unit, the benzene and toluene recovery unit, the butadiene recovery unit, the isoprene recovery unit and an isopropyl alcohol unit. The isopropyl alcohol unit is used exclusively to process products for ARCO Chemical and all of the production from one of the MTBE units is sold to ARCO Chemical. The Company also operates a styrene maleic anhydride unit ("SMA") and a polybutadiene unit which are owned by a third party and are located on property leased from the Company within the Channelview Facility. A third party owns and operates a facility on land leased from the Company that is used to purify hydrogen from the Company's methanol plant. Lyondell owns several pipelines connecting the Channelview Facility, the Refinery and the Mont Belvieu Facility, including six lines used to transport heavy liquid feedstocks, butylenes, benzene, hydrogen, butane, MTBE and unfinished gasolines between the Channelview Facility and the Refinery. The Company also owns a barge docking facility capable of berthing eight barges and its terminal equipment for loading and unloading. This facility is used for loading methanol, pyrolysis fuel oil and pyrolysis gas oil into barges for delivery to customers and unloading petroleum condensate barges for olefins feedstocks.

At the Channelview Facility, the Company recovers and sells valuable petrochemical components contained in a number of intermediate product streams. The Channelview Facility includes units for butadiene recovery and aromatics recovery. In addition, the Channelview Facility has recovered valuable components such as high purity isoprene, piperylenes and dicyclopentadiene ("DCPD") and resin oils from its gasoline products since 1986. The Company uses its proprietary butylene isomerization technology, known as ISOMPLUS(R), to efficiently produce isobutylene from olefins plant butylene by-product streams. In addition, in the first quarter of 1995, an MTBE unit debottleneck increased the Company's MTBE production capacity by 19 percent. See "RESEARCH AND TECHNOLOGY; PATENTS AND TRADEMARKS".

Lyondell also owns a storage facility, a brine pond facility and a tract of vacant land at Mont Belvieu, Texas, located approximately 15 miles east of the Channelview Facility. Storage capacity for up to 10 million barrels of NGL feedstocks, ethylene, propylene and other products is provided in salt domes at the Mont Belvieu Facility. The Company also owns an approximate 10 percent undivided joint interest in much of the real property surrounding the Mont Belvieu Facility. This property, which is owned jointly with several other companies that operate storage or processing facilities at Mont Belvieu, is maintained as a greenbelt for these facilities. The Company has a long-term lease on product pipelines from the Mont Belvieu Facility to most olefins customers.

The Company owns the real property, plant and equipment which comprise the Bayport Facility located on approximately 187 acres in Pasadena, Texas. The 1995 acquisition of Occidental Chemical's ALATHON HDPE business included a 2,114 acre site 13 miles south of Bay City, Texas in Matagorda County which comprises the Matagorda Facility. The Matagorda Facility also includes a pilot plant used to enhance the Company's current product line as well as contribute to new product and process developments. Lyondell also acquired the HDPE unit located on a 33 acre site within the DuPont Chemical complex in Victoria, Texas which comprises the Victoria Facility. The Company owns or leases pursuant to long-term lease arrangements approximately 3,200 railcars for use in its petrochemicals business.

Lyondell leases its executive offices and corporate headquarters in downtown Houston. In addition, the Company leases facilities which house the Technology Center in Alvin, Texas and storage facilities for the handling of products from various third parties, primarily in the Gulf Coast area.

EMPLOYEE RELATIONS

As of December 31, 1995, Lyondell, excluding LCR, employed approximately 1,500 full-time employees. The Company also uses the services of approximately 500 employees of independent contractors in the routine conduct of its business.


                                REFINING SEGMENT

OVERVIEW

The Refinery, located adjacent to the Houston Ship Channel in Pasadena, Texas, includes a coker, a fluid catalytic cracking unit, three reformers, four crude distillation units, two sulfur recovery plants and several hydrodesulfurization units, as well as lube oil manufacturing and packaging facilities and an aromatics recovery unit. It is connected by multiple pipelines to the Channelview Facility and provides feedstocks to and receives production from that facility.

Products manufactured at the Refinery include gasoline, heating oil, jet fuel, aromatics (benzene, toluene, paraxylene and orthoxylene), lubricants (industrial lubricants, motor oils, white oils, process oils and base oils) carbon black oil, sulfur, residual fuel and petroleum coke fuel. Aromatics are used to manufacture a variety of intermediate chemicals, including ethylbenzene, cumene, urethane foam components and polyester intermediates for films, fibers and resins. End uses of these products include packaging and containers, furniture, apparel and flooring.

LCR is undertaking a major upgrade project (the "Upgrade Project") at the Refinery to enable the facility to process substantial additional volumes of very heavy crude oil. LCR also has entered into a long-term crude supply contract ("Crude Supply Contract") with Lagoven, S.A. ("LAGOVEN"), an affiliate of CITGO. In addition, under the terms of a long-term product sales agreement ("Products Agreement"), CITGO purchases from LCR a majority of the refined products produced at the Refinery. Both LAGOVEN and CITGO are direct or indirect wholly-owned subsidiaries of Petroleos de Venezuela, S.A. ("PDVSA"), the national oil company of Venezuela.

Pursuant to agreements between the Company and CITGO (and their affiliates), the Company contributed its refining assets (including the lube oil blending and packaging plant in Birmingport, Alabama) and refining working capital to LCR in July 1993. CITGO contributed $100 million to LCR in 1993 (excluding its contribution towards the Upgrade Project described below) giving it an approximate ten percent participation interest in LCR. Prior to the in-service date for the Upgrade Project, CITGO has committed to reinvest its share of LCR's operating cash flow and thereby increase its participation interest in LCR. These contributions are used for ongoing LCR capital projects other than the Upgrade Project and certain environmental capital projects for which liability has been retained by the Company. Any additional ongoing LCR capital requirements prior to the in-service date (for purposes other than the Upgrade Project) are expected to be funded mostly by Lyondell, primarily in the form of subordinated loans to LCR. In addition to the funding related to the Upgrade Project described below, CITGO has one additional contribution commitment of $30 million to be made upon completion of the Upgrade Project and it has a one-time option to make an additional equity contribution sufficient to increase its participation interest in LCR to 50 percent.

The Company believes that the principal benefit from its participation in LCR will be more stabilized earnings and cash flow from the refining business resulting from the Upgrade Project as well as the long-term Crude Supply Contract and the long-term Products Agreement, all of which are described below. The expected benefits resulting from the agreement with CITGO will not be fully realized until the projected completion of the Upgrade Project described below. The Refinery began processing Venezuelan crude oil in the third quarter of 1992. Since that time, improved operating efficiency has allowed the Refinery to increase the volume of heavy Venezuelan crude oil processed, enabling LCR to realize increased benefits associated with processing heavy Venezuelan crude oil. Following the Upgrade Project, the earnings potential of LCR is expected to be enhanced due to higher margins expected to be associated with the resulting heavier crude oil mix and LCR's increased coking capability, enhanced reformulated fuels and low sulfur diesel production capability and other yield improvements. However, as described above, the Company's participation interest following the Upgrade Project will decrease.

UPGRADE PROJECT

CITGO contributions and external borrowing have provided the majority of the project funding for the Upgrade Project. Definitive cost engineering for the Upgrade Project, previously estimated at $980 million, is currently undergoing further study and could be increased. At the present time, it is anticipated that any revised cost estimate for the project will not increase more than 10%. The revised cost estimate will depend on a number of factors, including the impact of scheduling decisions. The Upgrade Project, which is scheduled to be operational in early 1997, is intended to increase the heavy crude oil processing capability of the Refinery from 130,000 barrels per day of 22 degree API gravity crude oil to 200,000 barrels per day of 17 degree API gravity crude oil. The Upgrade Project is not intended to increase the total throughput of the Refinery, but rather its ability to process heavier, higher margin, crude oils. The Upgrade Project also includes expansion of the Refinery's reformulated gasoline and low sulfur diesel production capability. Major components of the Upgrade Project include new coking, crude distillation and sulfur recovery units. Modifications to the Refinery's largest existing crude distillation unit related to the Upgrade Project were completed in late 1994.
In addition, modifications have been completed on two existing hydrotreaters and work is progressing on a third. A new gas oil hydrotreater and a new sulfur plant are scheduled to be brought into service during 1996, followed by a new crude oil distillation unit and modified sulfur recovery units. The final unit to be commissioned will be a new coker, scheduled for early 1997.

Funding for the Upgrade Project has occurred in three phases. The first phase, the initial $300 million, was funded by CITGO. The second phase was funded by an LCR borrowing of $200 million. The third phase commenced in late 1995 and is being funded (i) 50 percent through an LCR borrowing, (ii) 25 percent through contributions from CITGO and (iii) 25 percent through subordinated loans from the Company. Prior to completion of the Upgrade Project, the financing costs for the Upgrade Project loans will be funded by CITGO. The level of contributions from the Company and CITGO will be dependent upon the total cost of the Upgrade Project. The current funding plan will apply for a total Upgrade Project cost of up to $1 billion, and should result in Lyondell's 1996 share of approximately $100 million. Lyondell has funded approximately $25 million for the Upgrade Project, as of December 31, 1995, in the form of subordinated loans. If total spending on the Upgrade Project exceeds $1 billion, Lyondell expects to fund one-half of these additional costs in the form of subordinated loans. In exchange for CITGO's Upgrade Project contributions described above and an additional $30 million cash contribution at the in-service date, CITGO's participation interest in LCR is expected to increase to approximately 40 percent effective as of the in-service date. CITGO will have a one-time option to increase its participation interest in LCR up to 50 percent following the in-service date by making an additional equity contribution.

MANAGEMENT OF LCR

LCR is a limited liability company organized under the laws of the state of Texas and has pass-through tax characteristics similar to those of a partnership for federal income tax purposes. The Company owns its interest in LCR through a wholly-owned subsidiary, Lyondell Refining Company. CITGO holds its interest through CITGO Refining Investment Company, a wholly-owned subsidiary of CITGO (together with Lyondell Refining Company, "the Owners"). The operative agreement with respect to the rights of each of the Owners and their parent companies is the Amended and Restated Limited Liability Company Regulations ("Regulations") of LCR. The Regulations govern, among other things, ownership and cash distribution rights. CITGO has committed to reinvest its share of operating cash flow during the Upgrade Project which will increase its participation percentage, while the Company has unrestricted access to its share of operating cash flow from LCR. The initial term of the Regulations is 25 years, although they may be terminated under certain circumstances, including insolvency of LCR or either Owner and uncured material breaches by either Owner. Under the terms of a reciprocal Performance Guarantee and Control Agreement ("Performance Guarantee"), Lyondell and CITGO each unconditionally guarantee the obligations and performance of their respective subsidiary-Owner under the terms of the Regulations.

The Regulations provide that LCR is managed by an Owners Committee, which has three representatives ("Representatives") from each Owner. Certain actions require unanimous consent of the Representatives, including, without limitation, amendment of the Regulations, borrowing money in excess of LCR's existing credit facility, delegation of authority to committees, certain purchase commitments and capital expenditures in excess of designated amounts and budgetary approval. All actions not requiring unanimous consent can be determined by Lyondell so long as it is the majority owner. The day-to-day operations of the Refinery are managed by the executive officers of LCR. The results of LCR's operations are currently consolidated into Lyondell's financial statements.

FEEDSTOCKS

The following table sets forth the Refinery's runs of blended crude oils (which include crude oil and other petroleum liquids, unfinished oils and other hydrocarbons) and unfinished stock.

                                                YEAR ENDED DECEMBER 31
                                                ----------------------
                                                  1995   1994   1993
                                                  ----   ----   ----
                                              (THOUSAND BARRELS PER DAY)
     REFINERY RUNS:
       Blended crude oils...................      238    209    234
       Unfinished stock.....................       48     64     50
                                                  ---    ---    ---
     Total..................................      286    273    284
                                                  ===    ===    ===

The Refinery can process a wide variety of domestic and foreign crude oil feedstocks, including heavy (low API gravity, high viscosity) and sour (high sulfur content) crude oils. In addition to 45,000 barrels per day of light sweet crude oil for lubricants production, the Refinery can process up to (i) approximately 220,000 barrels per day of light sour crude oil in a coking mode, or (ii) in the mode in which it currently operates, approximately 130,000 barrels per day of heavy sour crude oil (22 degree API gravity) primarily in a coking mode plus 80,000 barrels per day of light sour crude oil in a cracking mode. It currently has a capacity rating of 265,000 barrels per day of crude oil and related feedstocks which is based on running West Texas Sour ("WTS") or equivalent crude oil in a "full conversion" mode. Full conversion mode means processing crude oil feedstocks into a product output mix that consists of a significant percentage of high value products, such as gasoline, heating oil, jet fuel, aromatics, lube oils and olefins feedstocks which are used by the Channelview Facility. The actual operating capability varies with the type of crude oil it processes.

Prior to the completion of the Upgrade Project, LCR is required to purchase and LAGOVEN is required to sell sufficient crude oil to satisfy LCR's coking capacity, from a minimum of 125,000 barrels per day to a maximum of 135,000 barrels per day, of heavy Venezuelan crude oil. LAGOVEN has the right, but not the obligation, to supply incremental amounts above 135,000 barrels per day. Following completion of the Upgrade Project, that minimum is increased to 200,000 barrels per day (allowing for scheduled or unscheduled downtime).

The Crude Supply Contract incorporates a formula price based on the market value of a slate of refined products deemed to be produced from each particular crude oil or feedstock, less: (i) certain deemed refining costs, adjustable for inflation; (ii) certain actual costs, including crude transportation costs, import duties and taxes; and (iii) a deemed margin, which varies according to the grade of crude oil or other feedstock delivered. Deemed margins and deemed costs are adjusted periodically. These adjustments are based on, but less than, the rate of inflation. Because deemed operating costs and the slate of refined products deemed to be produced for a given barrel of crude oil or other feedstock do not necessarily reflect the actual costs and yields in any period and also because the market value of the refined products used in the pricing formula does not necessarily reflect the actual price received for the refined products, the actual refining margin earned by LCR under the Crude Supply Contract will vary depending on, among other things, the efficiency with which LCR conducts its operations during such period.

The heavy (22 degree API gravity) Venezuelan crude oil currently being processed by LCR under the Crude Supply Contract contains heavy metals, naphthenic acids, sulfur and residual fuels, which make it more difficult to process than lighter, sweeter crude oils. The Refinery began processing Venezuelan crude oil in the third quarter of 1992. Since that time, the Company and LCR have identified and overcome certain obstacles inherent in processing high rates of heavy Venezuelan crude oil, including making operational changes to the coker and physical modifications to one of the crude distillation units. This has increased the Refinery's capability of running high volumes of heavy Venezuelan crude oil up to 130,000 barrels per day. The remainder of the Refinery's capacity is used to process lighter crude oils and feedstocks.

There are risks associated with enforcing the provisions of contracts with an affiliate of a foreign government such as LAGOVEN, including the risks associated with enforcing judgments of United States courts against entities whose assets may be located outside of the United States and whose management does not reside in the United States. Depending on then current market conditions, breach or termination of the Crude Supply Contract could adversely affect the Company. Although the parties have negotiated alternative arrangements in the event of certain force majeure conditions, including governmental or other actions restricting or otherwise limiting LAGOVEN's ability to perform its obligations, any such alternative arrangements may not be as beneficial as the Crude Supply Contract. There can be no assurance that alternative crude oils with similar margins would be available for purchase by LCR. Furthermore, the breach or termination of the Crude Supply Contract would require LCR to return to the practice of purchasing all of its crude oil feedstocks in the merchant market and would again subject LCR to significant volatility and price fluctuations. However, the Company believes that this transaction holds substantial economic and other incentives for all parties to perform their obligations. Lyondell believes that PDVSA has a strategic interest in expanding its crude oil refining operations in the United States in order to increase the markets for its heavy sour crude oil and that the financial commitments of CITGO should provide an economic incentive for all PDVSA affiliates to perform their obligations under the various agreements.

MARKETING AND SALES

The Refinery produces gasoline, heating oil, jet fuel, aromatics, lube oils and certain industrial products. On a weekly basis, LCR evaluates and determines the optimal product output mix for the Refinery, based on spot market prices and conditions. Effective July 1, 1993, LCR and CITGO entered into a 25 year Products Agreement. Pursuant to that agreement, CITGO is currently purchasing 100 percent of the gasoline, jet fuel and heating oil manufactured at the Refinery. These products are purchased by CITGO at market-based prices. For example, the price for gasoline is based on prices published by Platts Oilgram, an industry trade publication.

Lube oils are manufactured and sold by LCR directly to industrial consumers and to distributors throughout the United States and international markets. Branded lubricants marketed by LCR include both paraffinic and naphthenic oils, rubber process oils, base oils used to blend into finished lubricant products, food-grade white oils and an extensive variety of engine oils and industrial lubricants. Lyondell is the sole marketing agent for LCR's aromatics (see "PETROCHEMICAL SEGMENT -- Marketing and Sales") with the exception of benzene which is sold directly to Lyondell at market-related prices.

OTHER AGREEMENTS

The Company and LCR have entered into multiple agreements designed to preserve much of the synergy between the Refinery and the Channelview Facility. Economic evaluations at the Channelview Facility and the Refinery are based on sending products to the highest-value disposition, which may be local use, use at the other site, or third party sales. Certain refinery products (propane, butane, low-octane naphthas, heating oils, and gas oils) can be used as feedstocks for olefins production, and certain Channelview Facility olefins by-products (pyrolysis gasoline and pyrolysis gas oil) can be processed by the Refinery into gasoline, jet fuel or heating oil. Butylenes from the LCR Refinery are tolled through the Channelview Facility for the production of alkylate and MTBE for gasoline blending. Hydrogen from the Channelview Facility is used at the Refinery for sulfur removal and product stabilization.

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

COMPETITION AND INDUSTRY CONDITIONS

All of LCR's gasoline, heating oil and jet fuel are sold to CITGO under the Products Agreement. LCR continues to sell lube oils directly to major industrial consumers and through distributors in domestic and international markets.

The refining business tends to be volatile as well as cyclical. Crude oil prices, which are impacted by worldwide political events and the economics of exploration and production in addition to refined products demand, are the largest source of this volatility. Demand for refined products is influenced by seasonal and short-term factors such as weather and driving patterns, as well as by longer term issues such as energy conservation and alternative fuels. Industry refined products supply is also dependent on industry operating capabilities and on long-term refining capacity trends. However, management believes that the combination of the Crude Supply Contract and the Products Agreement have and will continue to stabilize future earnings and cash flows and reduce the market driven aspects of such volatility. Prior to the completion of the Upgrade Project, the keys to operational success for LCR continue to be maximizing the amount of heavy Venezuelan crude oil processed in the coking mode, optimizing the efficient utilization of the remaining cracking capacity and low-cost operations.

Among LCR's refining competitors are major integrated petroleum companies that have their own raw material resources and, in many cases, downstream markets, both of which tend to decrease the impact of business cycles on these competitor's sales volumes and profitability. Many of the domestic refiners are owned by or affiliated with major integrated oil companies. Based on published industry data, as of January 1, 1996, there were 169 crude oil refineries in operation in the United States, and total domestic refinery capacity was approximately 15 million barrels per day. During 1995, LCR processed an average of 238,000 barrels per day of blended crude oil or approximately two percent of domestic capacity.

CAPITAL PROGRAM

The refining segment's capital expenditures for additions to fixed assets (excluding spending on the Upgrade Project) totaled $47 million in 1995. The refining segment's capital budget (excluding the Upgrade Project) for 1996 is approximately $46 million. Of the total 1996 capital budget, approximately $25 million is expected to be spent on environmentally-related capital projects, including a wastewater management plan developed in response to state regulations regarding emissions. See "ENVIRONMENTAL MATTERS". The funds contributed by CITGO in the previous approximately three years (see "REFINING SEGMENT -- Overview") were used for capital spending by LCR and reduced the total capital expenditures that the Company otherwise would have been required to make in connection with Refinery operations through 1995. (See "Upgrade Project" for a discussion of spending on the Upgrade Project.)

As part of its ongoing operations, LCR periodically conducts maintenance turnarounds on its facilities. Although turnarounds on principal facilities are usually scheduled well in advance, the timing of such turnarounds can be accelerated or delayed because of numerous factors, many of which are beyond LCR's control. LCR has a planned turnaround scheduled for the Fluid Catalytic Cracking Unit in 1996 to precede start-up of the new distillation unit and the new coker that are part of the Upgrade Project.


When conducting a maintenance turnaround on a principal facility, capital expenditures as well as repair and maintenance expenditures and lost operating income are typically incurred. In accordance with the Company's accounting policies, repair and maintenance expenses associated with turnarounds exceeding $5 million are capitalized when incurred and amortized on a straight-line basis until the next planned turnaround, generally four to six years. Prior to 1993, all repair and maintenance expenses associated with turnarounds were expensed as incurred. The Company believes that the current method of accounting is preferable in that it provides for a better matching of repair and maintenance expenses associated with turnarounds with future revenues. See Note 2 of "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS".

The Company remains obligated to fund certain Refinery environmental projects initiated prior to the creation of LCR as well as its share of a base level of Refinery capital improvements; the total of these obligations is estimated to be approximately $75 million through the completion of the Upgrade Project, of which approximately $37 million has been spent through 1995. The level and timing of these anticipated capital commitments and expenditures will be affected by changes in applicable governmental regulations, including environmental and tax laws.

PROPERTIES

LCR owns the real property, plant and equipment which comprise the Refinery, located on an approximately 700 acre site in Houston, Texas. Units include the fluid catalytic cracking unit, the coker, reformers, crude distillation units, sulfur recovery plants and hydrodesulfurization units, as well as lube oil manufacturing and packaging facilities and an aromatics recovery unit. LCR also owns the real property, plant and equipment which comprise a lube oil blending and packaging plant in Birmingport, Alabama. LCR owns a pipeline used to transport gasoline, kerosene and heating oil from the Refinery to the GATX Terminal to interconnect with common carrier pipelines.

Lyondell owns several pipelines connecting the Channelview Facility, the Refinery and the Mont Belvieu Facility, including six lines used to transport heavy liquid feedstocks, butylenes, benzene, hydrogen, butane, MTBE and unfinished gasolines between the Channelview Facility and the Refinery.

EMPLOYEE RELATIONS

At year-end, LCR employed approximately 1,250 full-time employees. LCR also uses the services of approximately 250 employees of independent contractors in the routine conduct of its business and, in addition, is using approximately 4,000 additional contractors currently working on the Upgrade Project. Certain hourly workers at the Refinery are covered by collective bargaining agreements between LCR and the Oil, Chemical and Atomic Workers Union (approximately 775 employees).

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

The terms and provisions of many of these initial agreements have subsequently been modified or supplemented and additional or modified agreements, arrangements and transactions will be determined through negotiation among the Company and ARCO Affiliates, and it is possible that conflicts of interest will be involved. As long as ARCO remains a 49.9 percent stockholder, future contractual relations between the Company and ARCO Affiliates will be subject to certain provisions of the Company's Certificate of Incorporation. See "Development of Business". In addition, the Audit Committee of the Board of Directors of the Company has adopted a set of guidelines for the review of all agreements entered into between the Company and ARCO Affiliates. These guidelines include a provision that, at least annually, the Audit Committee will review such agreements or the transactions provided for therein to assure that such agreements are fair to the Company and its stockholders.

During 1995, Lyondell purchased certain of its feedstock requirements from ARCO Affiliates and paid them fees for transportation of product and for other services. For the year ended December 31, 1995, Lyondell paid ARCO Affiliates approximately $28 million. During 1995, Lyondell sold products to and provided services for ARCO Affiliates, including sales of propylene, MTBE, benzene, ethylene and methanol to ARCO Chemical and crude oil resales and sales of lube oil to other ARCO Affiliates. For the year ended December 31, 1995, Lyondell received approximately $325 million from sales to and services for ARCO Affiliates, of which $321 million represented sales to and services for ARCO Chemical. See Note 8 of "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS".

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

For a summary of agreements, arrangements and transactions among the Company, ARCO Chemical and ARCO see "TRANSACTIONS BETWEEN THE COMPANY AND ARCO", which is included in the 1996 Proxy Statement and incorporated herein by reference as part of Item 13 of this Annual Report on Form 10-K.


                RESEARCH AND TECHNOLOGY; PATENTS AND TRADEMARKS

The Company uses numerous patents in its operations, many of which are licensed from third parties, including ARCO. See Item 13 -- "Certain Relationships and Related Transactions". Although the Company's licenses from ARCO and others are significant to its operations, the Company is not dependent upon any particular patent, trade secret or the like, and it believes that the loss of any individual patent, trade secret or similar proprietary right would not have a material adverse effect on the operations of the Company. The Company submitted several new patent applications during 1995 to protect new processes it developed.

In 1992, the Company introduced ISOMPLUS, a new technology for producing low-cost isobutylene by isomerizing normal butylenes. Isobutylene is a key ingredient in MTBE, and management believes that ISOMPLUS will play an important role in the next increments of capacity that the industry will need to supply the demand for MTBE in reformulated gasoline. In an effort to accelerate worldwide commercialization of Lyondell's butylene isomerization process, Lyondell has commercialized the technology through a joint development and licensing relationship with CDTECH, a leading supplier of ethers technologies used in reformulated fuels production and has entered into licensing arrangements with third parties. The arrangement with CDTECH is intended to commercialize two processes, isomerization and etherification, to produce blending agents for cleaner burning gasolines. During the first quarter of 1995, the ISOMPLUS unit at the Channelview Facility became operational and commercial production of isobutylene using the new technology began. In connection with this project, the existing MTBE unit at the Channelview Facility was expanded. Development efforts are continuing on similar technology to produce isoamylene, a feedstock used to produce TAME, another oxygenate used in the production of reformulated gasoline.

The Company also has product development efforts aimed at tailoring products to meet specific customer needs, especially in such areas as resins, fibers, adhesives and sealants. Lyondell's research and development efforts have resulted in the invention of KromaLon(R), an enhanced polyolefin fiber for the carpet market. This advancement in fiber technology enables the production of a recyclable fiber with advanced coloring capabilities. In addition to the inherent stain resistance of polypropylene, the new fiber is dyeable and printable, providing advantages for commercial and residential carpets.

Recent polymers industry announcements relate to the development of metallocene, or single-site, catalysts. Successful development and commercialization of these catalysts are expected to result in enhanced polymer properties. The Company has undertaken a world-wide technology search and is concentrating in-house research in an effort to identify and develop single-site catalysts in connection with the production of polyolefins resins. The Company has filed patent applications in connection with its research and development efforts in this area.

Included in the acquisition of the HDPE business from Occidental Chemical Corporation, were rights to the ALATHON trademark. The ALATHON name is recognized by polymers customers as a leading supplier of quality HDPE resins. The Company uses numerous trademarks in its marketing operations, a portion of which are licensed from third parties, including ARCO. The Company submitted several new trademark applications during 1995 to protect product line names and to foster its marketing position. The Company is not dependent upon any particular trademark, and it believes the loss of any individual trademark would not have a material adverse effect on its operations.

                                 FINANCE MATTERS

The Company uses cash flow to enhance total return to stockholders. The Company's financial goals include maintaining investment-grade debt ratings while maintaining sufficient liquidity and debt capacity through all phases of the industry cycle to provide for what it deems to be sufficient capability to invest in attractive capital projects and possible external business opportunities. The Company continues to have an interest in pursuing external business opportunities with returns in excess of its cost of capital and near-term positive cash flow that would allow it to increase downstream integration or leverage its operating expertise and increase operating flexibility across a larger olefins asset base. See "Development of Business" and "PETROCHEMICAL SEGMENT -- Capital Program and Business Strategies".

In the near term, the next priority for cash flow after such investments is to build liquidity and reduce debt in order to progress toward these financial goals. The Company intends that excess cash flow above the amounts needed to fund its capital projects, external business opportunities and appropriate liquidity needs, would be returned to the stockholders. The Company views its current dividend as sustainable for the foreseeable future and intends that any future dividend decisions be based on maintaining a sustainable dividend level. See Item 5 -- "Market for Registrant's Common Equity and Related Stockholder Matters". Substantial changes in business conditions or new opportunities may also change cash flow priorities.

LONG-TERM DEBT AND FINANCING ARRANGEMENTS

As of December 31, 1995, the Company had $807 million of long-term debt consisting of: (i) $150 million of notes due in 1999; (ii) $200 million of notes due 1997 and 2002; (iii) $207 million of medium-term notes due from 1997 to 2005; and (iv) $250 million of borrowings under LCR's credit facilities that
mature in 2000.    In addition, the Company has $150 million of debt maturing in
June 1996. In February 1996, the Company issued $300 million of new debt consisting of $150 million of notes due 2006 and $150 million of debentures due 2026. The Company intends to use the proceeds of this debt offering to pay off short and long-term debt maturing over the next several years.

The Notes due 1996 and 1999 and the medium-term notes contain provisions that would allow the holders to require the Company to repurchase the debt upon the occurrence of certain events combined with specified declines in public ratings ("Put Rights"). Events which may trigger the Put Rights include, among other things, acquisitions by persons other than ARCO or the Company of more than 20 percent of the Company's Common Stock, any merger or transfer of substantially all of the Company's assets in connection with which the Company's Common Stock is changed into or exchanged for cash, securities or other property and payment of "special" dividends. See Item 5 -- "Market for Registrant's Common Equity and Related Stockholder Matters". The foregoing summary of the Put Rights is not intended to be complete and it is subject to, and qualified in its entirety by reference to, the terms of the Indenture for the Notes due 1996 and 1999 which has been filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 and is incorporated herein by reference.

Company Unsecured Revolving Credit Facility -- The Company has a five-year, $400 million revolving credit facility ("Facility") with a group of banks that terminates in June 2000. Borrowings under the Facility bear interest at either the eurodollar, certificate of deposit or prime rates or based on a competitive auction feature wherein the interest rate can be established by competitive bids submitted by the sponsoring banks, all at the Company's option. The Facility is available for working capital and general corporate purposes as needed and contains covenants relating to dividend payments, debt incurrence, liens, disposition of assets, mergers and consolidations, fixed charge and leverage
ratios and certain payments to LCR.   The Company used a portion of the Facility
to fund the acquisition of the ALATHON HDPE business in 1995. The Company does not believe that the covenants or the other terms of the Facility described below are reasonably likely to materially affect or restrict the future operation of the Company's business or its ability to pay dividends on its Common Stock. At December 31, 1995, no amounts were outstanding under the Facility.

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

In addition to other customary events of default, the Facility provides that an event of default will occur (i) if the Company fails to pay when due (whether by scheduled maturity, acceleration or otherwise) an aggregate amount of indebtedness or interest thereon (other than with respect to loans under the Facility) in excess of $15 million, or (ii) if the Company is determined (upon exhaustion of all appeals and expiration of all cure periods) to be in default of a material obligation under the LCR Regulations. The foregoing summary of the Facility is not intended to be complete and it is subject to, and qualified in its entirety by reference to, the terms of the Facility which has been filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ending June 30, 1995 and incorporated herein by reference.

As of December 31, 1995, the Company also had uncommitted lines of credit totaling $265 million with banks and other financial institutions. These uncommitted lines of credit provide the Company with additional borrowing flexibility and potentially more competitive interest rates. The Company can borrow money on these uncommitted lines of credit on such terms as may be mutually agreed upon at the time amounts are borrowed. The lines of credit can be terminated by the lenders, in their sole discretion, on short notice. As of December 31, 1995, the Company had $103 million outstanding under these uncommitted lines of credit.

LCR Unsecured Revolving Credit Facility -- Effective May 5, 1995, LCR entered into two credit facilities totaling $520 million. The first facility is a $70 million, 364 day revolving credit facility, which replaced LCR's existing $70 million revolving credit facility, that will be utilized for general business purposes, including letters of credit, unrelated to the Upgrade Project. The second facility is a $450 million, five year term credit facility that will be used in connection with the Upgrade Project. Interest for the facilities is based on prime or eurodollar rates at LCR's option. Prior to the completion of the Upgrade Project, all financing costs related to the $450 million credit facility will be funded by CITGO Petroleum Corporation, the minority owner of LCR. The facilities contain covenants which require LCR to maintain a minimum net worth which increases each year until 1998 and maintenance of certain financial ratios defined in the agreements. The facilities also contain other customary covenants which limit LCR's ability to modify certain significant contracts, incur additional debt or liens, dispose of assets, make restricted payments as defined in the agreements or merge or consolidate with other entities. As of December 31, 1995, no amounts were outstanding under the $70 million revolving credit facility. As of December 31, 1995, a total of $250 million was outstanding under the five year term credit facility. The foregoing summary of the facilities is not intended to be complete and is subject to, and qualified in its entirety by reference to, the terms of the facilities, which have been filed as exhibits to the Company's Quarterly Report on Form 10-Q for the period ending March 31, 1995 and are incorporated herein by reference.

For a further discussion of the Company's long-term debt and financing arrangements, see Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- FINANCIAL CONDITION" and Note 11 of "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS".

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

The Company's policy is to be in compliance with all applicable environmental laws. The Company also is committed to Responsible Care(R), a chemical industry initiative to enhance the industry's responsible management of chemicals. The Company (together with the industries in which it operates) is subject to extensive federal, state and local environmental laws and regulations concerning emissions to the air, discharges onto land or waters and the generation, handling, storage, transportation, treatment and disposal of waste materials. Some of these laws and regulations are subject to varying and conflicting interpretations. In addition, the Company cannot accurately predict future developments, such as increasingly strict requirements of environmental laws, inspection and enforcement policies and compliance costs therefrom, which might affect the handling, manufacture, use, emission or disposal of products, other materials or hazardous and non-hazardous waste. In particular, the ultimate effect of the Clean Air Act on the Company's operations will depend on how the law is interpreted and implemented pursuant to regulations that are currently being developed and on additional factors such as the evolution of environmental control technologies. For example, in April 1994, new regulations relating to emission standards for a large number of petrochemicals such as methanol, butadiene and toluene, were announced by the EPA (the "SOCMI HON Regulations"), although enforcement of these regulations has been challenged by industry groups. Some risk of environmental costs and liabilities is inherent in particular operations and products of the Company, as it is with other companies engaged in similar businesses, and there is no assurance that material costs and liabilities will not be incurred. In general, however, with respect to the capital expenditures and risks described above, the Company does not expect that it will be affected differentially from the rest of the domestic petrochemical and refining industry.

In some cases, compliance with environmental, health and safety laws and regulations can only be achieved by capital expenditures. In the years ended December 31, 1995 and 1994, the Company spent approximately $35 million and $48 million, respectively, for environmentally related capital expenditures at existing facilities. In 1996, the Company currently estimates that environmentally related capital expenditures at existing facilities will be approximately $39 million, including a total of approximately $6 million for compliance with the SOCMI HON Regulations. The Company does not anticipate that environmentally related capital expenditures at its facilities in 1997 will be materially different than for 1996. The timing and amount of these expenditures are subject to the regulatory and other uncertainties described above as well as obtaining of the necessary permits and approvals. For periods beyond 1997, additional environmentally related capital expenditures will be required, although the Company cannot accurately predict the levels of such expenditures at this time.

The Refinery contains on-site solid-waste landfills which were used in the past to dispose of waste generated at this facility. It is anticipated that corrective measures will be necessary to comply with federal and state requirements with respect to this facility. In addition, the Company negotiated an order with the Texas Natural Resource Conservation Commission ("TNRCC") for assessment and remediation of groundwater and soil contamination at the Refinery. The Company is also responsible for a portion of the remediation of certain off-site waste disposal facilities. The Company's policy is to accrue remediation expenses when it is probable that such efforts will be required and the related expenses can be reasonably estimated. Estimated costs for future environmental compliance and remediation are necessarily imprecise due to such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites and the allocation of costs among the responsible parties under applicable statutes. The Company has reserved an amount (without regard to potential insurance recoveries or other third party reimbursements) it believes to be sufficient to cover current estimates of the cost for remedial measures at its manufacturing facilities and off-site waste disposal facilities based upon its interpretation of current environmental standards. In the opinion of management, there is no material range of loss in excess of the amount recorded. Based on the establishment of such reserves, and the status of discussions with regulatory agencies described in this paragraph, and although the reserves are subject to increase, the Company does not anticipate any material adverse effect upon its financial statements or competitive position as a result of compliance with the laws and regulations described in this or the preceding paragraphs. In the fourth quarter of 1992, the Refinery underwent an EPA multi-media inspection. The Company is currently in discussions with the EPA to resolve any matters that may have been raised as a result of the inspection. See also Item 3 -- "Legal Proceedings -- Claims Relating To Waste Disposal Sites", "Other Matters" and Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 3.  LEGAL PROCEEDINGS

GENERAL

In connection with the transfer of assets and liabilities from ARCO to Lyondell, Lyondell agreed to assume certain liabilities arising out of the operation of the Company's integrated petrochemical and petroleum processing business prior to July 1, 1988. At that time, the Company and ARCO entered into an agreement ("Cross-Indemnity Agreement") whereby the Company agreed to defend and indemnify ARCO against certain uninsured claims and liabilities which ARCO may incur relating to the operation of the business of the Company prior to July 1, 1988, including liabilities which may arise out of certain of the legal proceedings described in this Item 3. See Item 13 -- "Certain Relationships and Related Transactions". Prior to November 20, 1990, ARCO's insurance carriers had assumed the defense of most of the lawsuits described in this Item 3. Since that date, ARCO's insurance carriers have refused to advance defense costs in those lawsuits relating to certain of the waste disposal sites. See "Claims Relating To Waste Disposal Sites -- ARCO Insurance Litigation".

In addition to the proceedings specifically described in this Item 3, ARCO, the Company and its subsidiaries are defendants in other suits, some of which are not covered by insurance. Many of these additional suits involve smaller amounts than the matters described herein, or make no specific claim for relief. Although final determination of legal liability and the resulting financial impact with respect to the litigation described in this Item 3, as well as the other litigation affecting the Company, cannot be ascertained with any degree of certainty, the Company does not believe that any ultimate uninsured liability resulting from the legal proceedings in which it currently is involved (directly or indirectly) will individually, or in the aggregate, have a material adverse effect on the business or financial statements of the Company; however the adverse resolution in any reporting period of one or more of the matters discussed in this note could have a material impact on the Company's results of operations for that period. See Note 18 of "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS".

Although Lyondell is involved in numerous and varied legal proceedings, a significant portion of its litigation arises in three contexts: (1) claims for personal injury or death allegedly arising out of exposure to the Company's products; (2) claims for personal injury or death, and/or property damage allegedly arising out of the generation and disposal of chemical wastes at "Superfund" and other waste disposal sites; and (3) claims for personal injury and/or property damage and air and noise pollution allegedly arising out of the operation of the Company's facilities. The following sections of this Item 3 describe these types of pending proceedings. Lyondell (either directly or through ARCO as its indemnitee) is the real party at interest in these proceedings.

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

The vast majority of chemical exposure cases name a large number of industrial concerns, in addition to the Company, as defendants and are at various stages of discovery. Although the Company does not believe that the pending chemical exposure cases will have a material adverse effect on its business or financial statements, it is difficult to determine the potential outcome of this type of case. The majority of the plaintiffs in chemical exposure legal proceedings request relief in the form of unspecified monetary damages. Furthermore, when specific amounts are requested they often bear no objective relation to the merits of the case. It is possible that if one or more of the presently pending chemical exposure cases were resolved against ARCO or the Company, the resulting damage award could have a material impact on the Company's results of operations for any reporting period, without giving effect to contribution or indemnification obligations of co-defendants or others, or to the effect of any insurance coverage that may be available to offset the effects of any such award.

CLAIMS RELATING TO WASTE DISPOSAL SITES

Wastes generated from products produced by facilities transferred from ARCO and now owned by the Company have, from time to time, been disposed of at third-party landfills. Two of these facilities, known as the "French Ltd." and the "Brio" sites, both of which are located near Houston, Texas, have been classified as "Superfund" sites under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). The EPA has named many potentially responsible parties ("PRPs") at each site from whom wastes were allegedly received. Based on the current law, the Company does not believe that its obligation to ARCO related to ARCO's share of clean-up costs at either of these sites will result in a liability that will have, individually or in the aggregate, a material adverse effect on the business or financial statements of the Company. It is possible, however, that the Company may be involved in future CERCLA and comparable state law investigations and clean-ups. Although the Superfund law was scheduled for reauthorization during 1995, no agreement was reached and the Company is not able to determine with specificity what the impact of a revised Superfund law would be on the Company.

French Ltd. Site Remediation -- At the French Ltd. site, ARCO and the other PRPs have entered into a settlement agreement relating to the allocation of clean-up costs. The EPA approved the clean-up plan and a Consent Decree was entered in the Federal District Court for the Southern District of Texas in the first quarter of 1990. An amendment to the Consent Decree relating to natural resource damages has been negotiated and submitted to the court for approval. The remediation work is expected to be completed in 1996. The Company believes that its share of clean-up costs (as allocated pursuant to the Cross-Indemnity Agreement) will be no more than five percent of total costs recovered without giving effect to any insurance coverage which may be available to offset these costs. The total costs associated with the Consent Decree are currently expected to be approximately $90 million and the Company's total costs to date have been approximately $3.4 million and should not exceed five percent of the total cost.

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

Brio Site Remediation -- At the Brio site, a definitive agreement allocating these remedial costs among ARCO and the other PRPs was reached. The EPA approved the plan and a Consent Decree between the Department of Justice and a group of PRPs (including ARCO on behalf of its former divisions and subsidiaries) was entered in Federal District Court for the Southern District of Texas, in April 1991. The total clean-up cost under the original consent decree is currently estimated to be approximately $60 million. Various objections have been raised with respect to the provisions of the original remediation plan, and the EPA and the PRP's have agreed to fund a new feasibility study to evaluate alternatives for remediation. The Company believes that its share of the clean-up costs (as allocated pursuant to the Cross-Indemnity Agreement) will be no more than one percent of total costs without giving effect to any insurance coverage which may be available to offset these costs.

Brio Site Litigation -- There currently are eight separate pending legal proceedings filed against ARCO or its affiliates and numerous others in connection with the Brio site. In these proceedings, there are approximately 600 plaintiffs, many of whom are suing in their capacity as next friend of minor children. In each of these cases, ARCO is one of many defendants. Plaintiffs allege personal injury as a result of exposure to various substances that were disposed of or stored at the Brio site. These suits generally allege that defendants were negligent in sending chemical substances to the site and also contain allegations of nuisance and strict liability. The suits involve: a school district alleging damages as a result of the closing of an elementary school; employees of the various entities who operated the refining and reprocessing facilities at the Brio site; and other plaintiffs. All of the lawsuits request relief in the form of unspecified compensatory and exemplary damages. These suits are in pretrial discovery. The Company's obligation, if any, under the Cross-Indemnity Agreement, to reimburse ARCO for a portion of its defense costs and settlements related to the Brio site has not been determined.

ARCO (or an affiliate) is the named defendant in the above proceedings. Under the provisions of the Cross-Indemnity Agreement, Lyondell is not obligated to indemnify ARCO for costs arising out of this litigation for which ARCO is insured. Although ARCO is currently litigating the nature and extent of its coverage with its insurance carriers (see "ARCO Insurance Litigation"), Lyondell believes that the ultimate resolution of the above described lawsuits, ARCO's insurance litigation and related issues will not result in any material obligation on the part of Lyondell to ARCO with respect to the Brio and the French Ltd. sites.

Other Waste Disposal Site Litigation -- The Company and ARCO are named defendants in other waste disposal site litigation, including three presently pending lawsuits filed on behalf of 73 plaintiffs in the state district court in Galveston County, Texas involving the alleged release of toxic and hazardous substances from the Hall's Bayou Ranch. LCR sends and, prior to July 1, 1993, Lyondell and its predecessor, ARCO, sent, surface water runoff and process waste water from the Refinery to Gulf Coast Waste Disposal Authority ("GCWDA"). Prior to September, 1994, a portion of the solids output from GCWDA was sent for storage to the Hall's Bayou Ranch site. Plaintiffs claim personal injury, diminution of property value and loss of use and enjoyment of the property.
They are seeking $7 billion in actual damages and $28 billion in punitive damages. In March 1994, the Company and ARCO entered a settlement agreement to resolve these proceedings with all but seven of the plaintiffs. The remaining plaintiffs' actions are not expected to have a material adverse effect on the Company's business or financial statements.

ARCO Insurance Litigation -- On November 21, 1990, ARCO filed suit against certain of its insurers with respect to insurance policies in effect at times during past years. This litigation involves claims for reimbursement of defense costs and environmental expenses incurred by ARCO in connection with ARCO's activities at sites and locations throughout the United States. ARCO's insurers had been participating in the defense of the Company and ARCO for the Mont Belvieu proceedings (see "Claims Related To Company Operations -- Mont Belvieu Litigation") as well as the litigation involving the French Ltd. and the Brio sites; however, subsequent to the filing of ARCO's lawsuit, the insurers refused to advance defense costs for these proceedings (and certain other proceedings relating to the Company's products) until the coverage dispute has been resolved. ARCO is currently paying the defense costs in the Mont Belvieu proceedings, as well as the French Ltd. and Brio Site litigation, pending the resolution of the coverage dispute. ARCO has reported that it has settled with several of the insurance carrier defendants and that it expects the trial with the remainder of the defendants will begin in 1996.

CLAIMS RELATED TO COMPANY OPERATIONS

Mont Belvieu Litigation -- Several organizations and groups of citizens who own property in the vicinity of Mont Belvieu, Texas, have instituted suits for monetary damages and injunctive relief against ARCO and others who own underground storage and transportation facilities in the city of Mont Belvieu.

In September 1980, Warren Petroleum Company ("Warren") experienced a leak in one of its underground hydrocarbon storage wells in Mont Belvieu. Three lawsuits were filed by approximately 120 plaintiffs, naming Warren, ARCO and other companies with operations in Mont Belvieu as defendants. These plaintiffs claimed property damage, and, in some instances, personal injuries allegedly resulting from storage operations in Mont Belvieu. In February 1986, ARCO was granted a directed verdict as to all of the claims of the plaintiffs in the first of the three lawsuits to be tried which had the effect of dismissing all the pending claims without the ability to refile. Thereafter, the plaintiffs in the two remaining cases dropped their claims against ARCO although ARCO remains in these two cases as a result of cross claims for contribution filed by other defendants. These suits have not been set for trial.

In 1986, a number of companies that operated facilities in Mont Belvieu, including ARCO, instituted a program to purchase certain properties in Mont Belvieu in order to give persons within a certain area the opportunity to move, if they so desired. A number of residents and litigants participated in the program. The implementation of the purchase program led to the filing of a new set of lawsuits filed by persons outside the area designated by the purchase program. There were two separate legal proceedings which resulted from eight lawsuits filed in state and federal court against ARCO, the Company, and a number of other companies that operate facilities in Mont Belvieu. The defendants prevailed in all of these proceedings and no suits remain pending.

ARCO is paying all defense costs in all of the Mont Belvieu litigation and the Company does not expect that a claim for reimbursement will be made under the Cross-Indemnity Agreement.

OTHER MATTERS

In July 1994, the Company reported results of an independent investigation conducted by the Audit Committee of the Board of Directors regarding the compliance status of two process waste water streams under the applicable Benzene National Emissions Standard for Hazardous Air Pollutants ("NESHAPS") regulations and certain issues raised by an employee. Noncompliance with the Benzene NESHAPS regulations and the related reporting requirements can result in civil penalties and, under certain circumstances, substantial civil and, potentially, criminal penalties. The Company received a notice of violation from the TNRCC regarding the two streams and paid a fine of $10,200. In addition, the Company incurred approximately $2 million in capital costs in connection with these waste water streams to achieve on-going compliance with the Benzene NESHAPS regulations. Although the Criminal Enforcement Division of the EPA is conducting a formal investigation, the Company does not believe that any aspects of the matters described above will subject the Company to criminal liability or have a material adverse effect on the Company's business or financial statements.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1995.


                     EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the executive officers of Registrant(*) as of March 1, 1996.


NAME, AGE AND PRESENT                  BUSINESS EXPERIENCE DURING PAST
POSITION WITH LYONDELL           FIVE YEARS AND PERIOD SERVED AS OFFICER(S)
---------------------------  ---------------------------------------------------
John R. Beard, 43..........  Mr. Beard became Vice President, Petrochemical
Vice President,              Manufacturing on May 1, 1995.  Previously, Mr.
Petrochemical Manufacturing  Beard served as Vice President, Quality, Supply
                             and Planning from July 1993 to May 1995 and   from
                             April 1992 to July 1993, he served as Vice
                             President, Planning and Evaluations.  He served as
                             the Site Manager of Lyondell's Houston Refinery
                             from 1988 until April 1992.  From 1985 until 1988,
                             he served in management assignments in
                             evaluations, marketing and manufacturing. Prior to
                             1985, he served in various management positions
                             for ARCO Products Company and the ARCO Chemical
                             Division.


Clifton B. Currin, Jr., 41.  Mr. Currin became Vice President, Petrochemicals
Vice President,              Business Management on May 1, 1995.  Mr. Currin
Petrochemicals Business      served as Vice President, Olefins, from October
Management                   1994 to May 1995, with primary responsibility for
                             olefins marketing.  Mr. Currin was previously
                             commercial manager for light olefins.  From 1985
                             until 1990 he served in assignments in evaluations
                             and marketing.  Prior to 1985 he served in various
                             engineering, health, safety and environmental,
                             manufacturing and evaluations positions for ARCO
                             Products Company.

Bob G. Gower, 58...........  Mr. Gower was elected Chairman of the Board of
Chairman of the Board and    Directors of the Company on August 31, 1994.  Mr.
Chief Executive Officer      Gower has served as Chief Executive Officer of the
                             Company since October 24, 1988 and has been a
                             Director of the Company since June 27, 1988.  He
                             was President of Lyondell and its predecessor, the
                             Lyondell Division, from the formation of the
                             Lyondell Division in April 1985 until August 31,
                             1994.  Prior thereto, Mr. Gower served in various
                             positions with ARCO, including  Senior Vice
                             President of ARCO.



   NAME, AGE AND PRESENT               BUSINESS EXPERIENCE DURING PAST
  POSITION WITH LYONDELL         FIVE YEARS AND PERIOD SERVED AS OFFICER(S)
---------------------------  ---------------------------------------------------

Richard W. Park, 56........  Mr. Park was elected Vice President, Human
Vice President,              Resources on June 27, 1988.  From February 1987 to
Human Resources              June 1988 he served as Vice President of Employee
                             Relations of the Lyondell Division.  From 1985 to
                             1987 he served as Manager of Personnel for the
                             Specialty Chemicals and International Units of the
                             ARCO Chemical Division.  Prior to 1985 he held
                             other employee relations positions with divisions
                             of ARCO.



Jeffrey R. Pendergraft, 47.  Mr. Pendergraft was named Senior Vice President on
Senior Vice President,       May 6, 1993. Mr. Pendergraft was elected Vice
General Counsel and          President and General Counsel on June 27, 1988 and
 Secretary                   Secretary on October 24, 1988.  From September
                             1985 to June 1988, he served as General Attorney
                             of the Lyondell Division.  Prior thereto, he
                             served as an attorney for various operating
                             divisions and corporate units of ARCO at
                             increasing levels of responsibility.


W. Norman Phillips, Jr., 41  Mr. Phillips became Vice President, Petrochemical
Vice President,              Sales and Marketing on May 1, 1995.  Mr. Phillips
Petrochemical Sales and      was Vice President, Channelview Operations from
 Marketing                   May 1993 to May 1995 and  Site Manager of
                             Channelview Operations from May 1992 until May
                             1993.  He held the position of Manager, Planning
                             from August 1991 until May 1992.  Prior to August
                             1991, he served in various positions in
                             manufacturing and marketing for ARCO and Lyondell,
                             including Sales Manager in the Petroleum Products
                             Marketing Department from September 1987 until
                             August 1991.


Joseph M. Putz, 55.........  Mr. Putz was elected Vice President and Controller
Vice President               on October 24, 1988.  Previously he was Vice
and Controller               President, Control and Administration of Lyondell,
                             and its predecessor, the Lyondell Division, from
                             June 1987 to October 1988.  From 1986 to 1987 he
                             served as Director, Internal Control of ARCO.
                             From 1985 to 1986 he served as Manager of Special
                             Projects for ARCO.  Prior to 1985, he held various
                             financial positions with divisions of ARCO.




   NAME, AGE AND PRESENT               BUSINESS EXPERIENCE DURING PAST
  POSITION WITH LYONDELL         FIVE YEARS AND PERIOD SERVED AS OFFICER(S)
---------------------------  ---------------------------------------------------

Dan F. Smith, 49...........  Mr. Smith was elected President of the Company on
President,                   August 31, 1994 and has been Chief Operating
Chief Operating Officer      Officer since May 1993.  Previously, Mr. Smith was
 and Director                Executive Vice President from May 1993 to August
                             1994.  Mr. Smith was elected a Director of the
                             Company on October 24, 1988. He served as Vice
                             President Corporate Planning of ARCO from October
                             1991 until May 1993.  He previously served as
                             Executive Vice President and Chief Financial
                             Officer of the Company from October 1988 to
                             October 1991 and as Senior Vice President of
                             Manufacturing of Lyondell, and its predecessor,
                             the Lyondell Division, from June 1986 to October
                             1988.  From August 1985 to June 1986, Mr. Smith
                             served as Vice President of Manufacturing for the
                             Lyondell Division.  He joined the Lyondell
                             division in April 1985 as Vice President, Control
                             and Administration.  Prior to 1985, he served in
                             various financial, planning and manufacturing
                             management positions with ARCO.


Debra L. Starnes, 43.......  Ms. Starnes became Senior Vice President, Polymers
Senior Vice President,       on May 1, 1995 with the responsibility for the
Polymers                     entire polymers organization.  She was named a
                             Senior Vice President on October 21, 1994.  Ms.
                             Starnes previously served as Vice President,
                             Petrochemicals Business Management and Marketing
                             from July 1, 1993. From May 1992 to July 1993 she
                             served as Vice President, Petrochemicals Business
                             Management. She served as Vice President,
                             Corporate Planning from September 1991 until May
                             1992. From January 1989 to September 1991, she
                             served as Director, Planning. Prior to 1989, she
                             held various manufacturing, marketing and planning
                             positions with ARCO and Lyondell.


Russell S. Young, 47.......  Mr. Young was elected Senior Vice President, Chief
Senior Vice President,       Financial Officer and Treasurer on May 7, 1992.
Chief Financial Officer      He held the position of Vice President and
and Treasurer                Treasurer from November 1988 until May 1992.  Mr.
                             Young served as Controller of the ARCO Products
                             Division from September 1986 to January 1989.
                             Prior to September 1986 he served in various
                             finance positions for ARCO including Assistant
                             Treasurer.



* The By-Laws of the Company provide that each officer shall hold office until the officer's successor is elected or appointed and qualified or until the officer's death, resignation or removal by the Board of Directors.

                         DESCRIPTION OF CAPITAL STOCK

The authorized capital stock of the Company currently consists of 250,000,000 shares of Common Stock, par value $1 per share and 80,000,000 shares of preferred stock, par value $.01 per share. The following summary description of the capital stock of the Company is qualified in its entirety by reference to the Certificate of Incorporation, as amended and the Amended and Restated By-Laws of the Company, as amended, copies of which are filed as exhibits to this Annual Report on Form 10-K.

COMMON STOCK

The Company is currently authorized to issue 250,000,000 shares of Common Stock, of which 80,000,000 shares of Common Stock are outstanding at the date hereof.

Holders of Common Stock ("Stockholders") are entitled (i) to receive such dividends as may from time to time be declared by the Board of Directors of the Company; (ii) to one vote per share on all matters on which the Stockholders are entitled to vote; (iii) to act by written consent in lieu of voting at a meeting of Stockholders; and (iv) to share ratably in all assets of the Company available for distribution to the Stockholders, in the event of liquidation, dissolution or winding up of the Company. For additional information regarding the Company's dividend policy, see Item 5 -- "Market for Registrant's Common Equity and Related Stockholder Matters". The holders of a majority of the shares of Common Stock represented at a meeting can elect all of the directors. See Item 12 -- "Security Ownership of Certain Beneficial Owners and Management" which is incorporated herein by reference.

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

The Transfer Agent, Registrar and Dividend Disbursing Agent for the Common Stock is The Bank of New York.

PREFERRED STOCK

In July 1994, the Stockholders approved an amendment to the Certificate of Incorporation of the Company authorizing the issuance of up to 80,000,000 shares of Preferred Stock, $.01 par value per share. Pursuant to the terms of the amendment, the Board will be able to specify the precise characteristics of the Preferred Stock to be issued, in light of current market conditions and the nature of specific transactions, and will not be required to solicit further authorization from Stockholders for any specific issue of Preferred Stock. The Board of Directors has no present intention to issue any series of Preferred Stock.

The Board of Directors has adopted a policy providing that no future issuance of Preferred Stock will be effected without Stockholder approval unless the Board of Directors (whose decision shall be conclusive) determines in good faith (i) that such issuance is primarily for the purpose of facilitating a financing, an acquisition or another proper corporate objective or transaction, and (ii) that any anti-takeover effects of such issuance are not the Company's primary purpose for effecting such issuance. The Board of Directors will not amend or revoke this policy without giving written notice to the holders of all outstanding shares of the Company's stock; however, no such amendment or revocation will be effective, without Stockholder approval, to permit a subsequent issuance of Preferred Stock for the primary purpose of obstructing a takeover of the Company by any person who has, prior to such written notice to stockholders, notified the Board of Directors of such person's desire to pursue a takeover of the Company.

RIGHTS TO PURCHASE COMMON STOCK

On December 8, 1995, the Board of Directors of Lyondell declared a dividend of one right ("Right") for each outstanding share of the Company's Common Stock, par value $1.00 per share, to stockholders of record at the close of business on December 20, 1995. Each Right entitles the registered holder to purchase from the Company one share of Common Stock at a purchase price of $80 per share of Common Stock, subject to adjustment (the "Purchase Price"). The description and terms of the Rights are set forth in a Rights Agreement dated as of

December 8, 1995 as it may from time to time be supplemented or amended (the "Rights Agreement") between the Company and The Bank of New York, as Rights Agent.

Initially, the Rights will be attached to all certificates representing outstanding shares of Common Stock, and no separate certificates for the Rights ("Rights Certificates") will be distributed. The Rights will separate from the Common Stock and a "Distribution Date" will occur, with certain exceptions, upon the earlier of (i) ten days following a public announcement of the existence of an "Acquiring Person" (the date of the announcement being the "Stock Acquisition Date"), or (ii) ten business days following the commencement of a tender offer or exchange offer that would result in a person's becoming an Acquiring Person. An "Acquiring Person" is any person or group of affiliated or associated persons that has acquired or obtained the right to acquire beneficial ownership of 15% or more of the outstanding shares of Common Stock, except that ARCO will not be or become an Acquiring Person unless and until such time as ARCO or any person affiliated or associated with ARCO acquires or becomes the beneficial owner of (or ARCO becomes affiliated or associated with any person who, collectively with ARCO, is the beneficial owner of) more than the lesser of (i) 1,000,000 shares of Common Stock in addition to those ARCO beneficially owned as of December 8, 1995 (or in addition to any lesser number of shares ARCO beneficially owns from time to time thereafter) and (ii) one share less than 50% of the shares of Common Stock outstanding at any time. In certain circumstances prior to the time a person has become an Acquiring Person, the Distribution Date may be deferred by the Board of Directors. Certain inadvertent acquisitions will not result in a person's becoming an Acquiring Person if the person promptly divests itself of sufficient Common Stock. Until the Distribution Date, (a) the Rights will be evidenced by the Common Stock certificates (together with this Summary of Rights or bearing the notation referred to below) and will be transferred with and only with such Common Stock certificates, (b) new Common Stock certificates issued after December 20, 1995 will contain a notation incorporating the Rights Agreement by reference and (c) the surrender for transfer of any certificate for Common Stock (with or without a copy of this Summary of Rights) will also constitute the transfer of the Rights associated with the Common Stock represented by such certificate. The Rights are not exercisable until the Distribution Date and will expire at the close of business on December 8, 2005, unless earlier redeemed or exchanged by the Company as described below.

In the event (a "Flip-In Event") that a person becomes an Acquiring Person (except pursuant to a tender or exchange offer for all outstanding shares of Common Stock at a price and on terms that a majority of the independent directors of the Company determines to be fair to and otherwise in the best interests of the Company and its stockholders (a "Permitted Offer")), each holder of a Right will thereafter have the right to receive, upon exercise of such Right, a number of shares of Common Stock (or, in certain circumstances, cash, property or other securities of the Company) having a Current Market Price (as defined in the Rights Agreement) equal to two times the exercise price of the Right. Notwithstanding the foregoing, following the occurrence of any Flip-In Event, all Rights that are, or (under certain circumstances specified in the Rights Agreement) were, beneficially owned by or transferred to such Acquiring Person (or by certain related parties) will be null and void in the circumstances set forth in the Rights Agreement.

In the event (a "Flip-Over Event") that, at any time from and after the time an Acquiring Person becomes such, (i) the Company is acquired in a merger or other business combination transaction (other than certain mergers that follow a Permitted Offer), or (ii) 50% or more of the Company's assets or earning power is sold or transferred, each holder of a Right (except Rights owned by such Acquiring Person or certain related parties) shall thereafter have the right to receive, upon exercise, a number of shares of common stock of the acquiring company having a Current Market Price equal to two times the exercise price of the Right.

At any time until the time a person becomes an Acquiring Person, the Company may redeem the Rights in whole, but not in part, at a price of $.0005 per Right, payable, at the option of the Company, in cash, shares of Common Stock or such other consideration as the Board of Directors may determine. At any time after the occurrence of a Flip-In Event and prior to the occurrence of a Flip-Over Event or a person becoming the beneficial owner of 50% or more of the shares of Common Stock then outstanding, the Company may exchange the Rights (other than Rights owned by an Acquiring Person or an affiliate or an associate of an Acquiring Person, which will have become void), in whole or in part, at an exchange ratio of one share of Common Stock, and/or other equity securities deemed to have the same value as one share of Common Stock, per Right, subject to adjustment.

Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends. While the distribution of the Rights should not be taxable to stockholders or to the Company, stockholders may, depending upon the circumstances, recognize taxable income in the event that the Rights become exercisable for Common Stock (or other consideration) of the Company or for the common stock of the acquiring company as set forth above or are exchanged as provided in the preceding paragraph.

The Purchase Price payable, and the number of shares of Common Stock or other securities or property issuable, upon exercise of the Rights are subject to adjustment from time to time to prevent dilution (i) in the event of a stock dividend on, or a subdivision, combination or reclassification of, the Common Stock, (ii) if holders of the Common Stock are granted certain rights or warrants to subscribe for Common Stock or securities convertible into Common Stock at less than the current market price of the Common Stock, or (iii) upon the distribution to holders of the Common Stock of evidences of indebtedness or assets (excluding regular quarterly cash dividends) or of subscription rights or warrants (other than those referred to above).

Other than the redemption price, any of the provisions of the Rights Agreement may be amended by the Board of Directors of the Company as long as the Rights are redeemable. Thereafter, the provisions of the Rights Agreement (other than the Redemption Price) may be amended by the Board of Directors in order to cure any ambiguity, defect or inconsistency, to make changes that do not materially adversely affect the interests of holders of Rights (excluding the interests of any Acquiring Person), or to shorten or lengthen any time period under the Rights Agreement; provided, however, that no amendment to lengthen the time period governing redemption or amendment shall be made at such time as the Rights are not redeemable.

The Rights have certain antitakeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by its Board of Directors, except pursuant to an offer conditioned on a substantial number of Rights being acquired. The Rights should not interfere with any merger or other business combination approved by the Board of Directors at a time when the Rights are redeemable.

A copy of the Rights Agreement is filed as an exhibit hereto. This summary description of the Rights is qualified in its entirety by reference hereto.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock is listed on the New York Stock Exchange. ARCO has advised the Company that, as of March 1, 1996, ARCO owned 39,921,400 shares of the Common Stock, which represented 49.9 percent of the outstanding shares.

The reported high and low sale prices of the Common Stock on the New York Stock Exchange (New York Stock Exchange Composite Tape) for each quarter from January 1, 1994 through December 31, 1995, inclusive, were as set forth below.

             PERIOD            HIGH    LOW
             ------           ------  ------

          1994:
            First Quarter     23-7/8  20-5/8
            Second Quarter    27      21-1/4
            Third Quarter     32-7/8  23-5/8
            Fourth Quarter    31-1/8  23

          1995:
            First Quarter     26-3/4  21-5/8
            Second Quarter    26-3/4  22-5/8
            Third Quarter     29-1/8  25-1/2
            Fourth Quarter    26-1/4  21-1/8

On March 1, 1996 the closing price of the Common Stock was $26-3/4, and there were approximately 2,500 holders of record of the Common Stock.

During the last two years, Lyondell has declared per share quarterly cash dividends (which were paid in the subsequent quarter) as follows.

            1ST QUARTER  2ND QUARTER  3RD QUARTER  4TH QUARTER
            -----------  -----------  -----------  -----------

    1994..        $.225        $.225        $.225        $.225
    1995..        $.225        $.225        $.225        $.225

The declaration and payment of dividends is at the discretion of the Board of Directors. The future declaration and payment of dividends and the amount thereof will be dependent upon the Company's results of operations, financial condition, cash position and requirements, investment opportunities, future prospects and other factors deemed relevant by the Board of Directors. Subject to these considerations and to the legal considerations discussed in the following paragraph, the Company currently intends to distribute to its Stockholders cash dividends on its Common Stock at a quarterly rate of $.225 per share.

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

As detailed herein, certain of the Company's debt instruments contain provisions that generally provide that the holders of such debt may, under certain limited circumstances, require the Company to repurchase the debt ("Put Rights"). In addition to the occurrences described herein, the Put Rights may be triggered by the making of certain unearned distributions to Stockholders, other than regular dividends, that are followed by a specified decline in public ratings on such debt. See "FINANCE MATTERS -- Long Term Debt and Financing Arrangements". Regular dividends are those quarterly cash dividends determined in good faith by the Board of Directors (whose determination is conclusive) to be appropriate in light of the Company's results of operations and capable of being sustained.

The determinations described in the paragraphs above were made prior to the declaration of $.225 per share dividend paid on March 15, 1996.

The Company's $400 million Facility also could limit the Company's ability to pay dividends under certain circumstances. See Items 1 and 2 -- "Business and Properties -- FINANCE MATTERS".

During 1995, the Company paid $72 million in dividends. All regular dividend payments in 1995 represent taxable income.

The operation of certain of the Company's employee benefit plans may result in the issuance of Common Stock upon the exercise of options granted to employees of the Company, including its officers. Although the terms of these plans provide that additional shares may be issued to satisfy the Company's obligations under the options, the Company generally intends to cause Common Stock to be repurchased in the market in order to satisfy these obligations.

ITEM 6.    SELECTED FINANCIAL DATA


The following table sets forth selected financial information for the Company.


                                              FOR THE YEAR ENDED DECEMBER 31
MILLIONS OF DOLLARS, EXCEPT PER SHARE   ----------------------------------------
 AMOUNTS                                   1995    1994    1993    1992    1991
----------------------------------------  ------  ------  ------  ------  ------
Sales and other operating revenues        $4,936  $3,857  $3,850  $4,809  $5,735
Income before cumulative effect of
  accounting changes                         389     223       4      26     222
Net income (*)                               389     223      26      16     222
Earnings per share before cumulative
  effect of accounting changes              4.86    2.78     .06     .32    2.78
Earnings per share                          4.86    2.78     .33     .20    2.78
Dividends per share                          .90     .90    1.35    1.80    1.75
Total assets                               2,606   1,663   1,231   1,215   1,479
Capitalized lease obligations, less          - -     - -     - -     - -     156
 current portion
Long-term debt, less current portion         807     707     717     725     554

(*) The 1993 amount includes an increase in net income from the cumulative effect of an accounting change for turnarounds of $22 million, or $.27 per share. See Note 2 of "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS." The 1992 amount includes a net decrease in net income of $10 million, or $.12 per share, related to the cumulative effect of accounting changes for postretirement benefits other than pensions and income taxes.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL


Lyondell Petrochemical Company ("Company" or "Lyondell") operates in two business segments: petrochemicals and refining. The petrochemical segment consists of olefins including ethylene, propylene, butadiene, butylenes and specialty products; polyolefins including polypropylene, low-density polyethylene and high-density polyethylene ("HDPE"); aromatics produced at the Channelview petrochemical facility ("Channelview Facility") including benzene and toluene; methanol; methyl tertiary butyl ether ("MTBE"); and refinery blending stocks.

On May 1, 1995, the Company acquired from Occidental Chemical Corporation resin production facilities at Victoria and Matagorda, Texas, with a combined annual production capacity of approximately 1.5 billion pounds of HDPE, associated research and development activities and the rights to the Alathon(R) trademark ("ALATHON Business"). See Note 4 of "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS."

The refining segment consists of refined petroleum products, including gasoline, heating oil and jet fuel; aromatics produced at the full-conversion Houston, Texas refinery ("Refinery"), including benzene, toluene, paraxylene and orthoxylene; lubricants, including industrial and motor oils; olefins feedstocks; and crude oil resales.

As discussed in Note 3 of "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS", on July 1, 1993, Lyondell and CITGO Petroleum Corporation ("CITGO") announced the commencement of operations of LYONDELL-CITGO Refining Company Ltd. ("LCR"), a new entity owned by subsidiaries of the Company and CITGO. LCR owns and operates the refining business formerly owned by the Company, including the Refinery. LCR is undertaking a major upgrade project at the Refinery to enable the facility to process substantial additional volumes of very heavy crude oil ("Upgrade Project"). CITGO is providing a major portion of the funds for the Upgrade Project which through December 31, 1995 totaled $328 million and has provided $100 million for funding other capital projects. The Upgrade Project is expected to be operational in early 1997. The cost estimate for the Upgrade Project, previously estimated at $980 million, is currently undergoing further study and could be increased. The revised cost estimate will depend on a number of factors, including the impact of scheduling decisions. Any increase is expected to be less than 10 percent.

On July 1, 1993, LCR entered into a long-term crude oil supply contract ("Crude Supply Contract") with Lagoven, S.A.("LAGOVEN"), an affiliate of CITGO. In addition, under terms of a long-term product sales agreement ("Products Agreement"), CITGO is currently purchasing all of the light refined products produced at the Refinery. Both LAGOVEN and CITGO are subsidiaries of Petroleos de Venezuela, S.A., the national oil company of Venezuela.

Prior to completion of the Upgrade Project, LCR is required to purchase and LAGOVEN is required to sell sufficient crude oil to satisfy the Refinery's coking capacity from a minimum 125,000 barrels per day to a maximum of 135,000 barrels per day of heavy Venezuelan crude oil. LAGOVEN has the right, but not the obligation, to supply incremental amounts above 135,000 barrels per day. Following completion of the Upgrade Project, that minimum is increased to 200,000 barrels per day (allowing for scheduled or unscheduled downtime).

The Crude Supply Contract incorporates a formula price based on the market value of a slate of refined products deemed to be produced from each particular crude oil or feedstock, less: (i) certain deemed refining costs, adjustable for inflation; (ii) certain actual costs, including crude transportation costs, import duties and taxes; and (iii) a deemed margin, which varies according to the grade of crude oil or other feedstock delivered. Deemed costs are adjusted periodically based on inflation rates for specific deemed cost components. Adjustments to margins track, but are less than, inflation rates. Because deemed operating costs and the slate of refined products deemed to be produced for a given barrel of crude oil or other feedstock do not necessarily reflect the actual costs and yields in any period and also because the market value of the refined products used in the pricing formula does not necessarily reflect the actual price received for the refined products, the actual refining margin earned by LCR under the Crude Supply Contract will vary depending on, among other things, the efficiency with which LCR conducts its operations during such period.

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

Prior to commencement of LCR operations on July 1, 1993, the petrochemical and refining operations of the Company were considered to be a single segment due to the integrated nature of their operations. However, these operations are now considered to be separate segments due to the formation of LCR and the related separate management and operations of that entity. See Note 19 of "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS."

The following table sets forth sales volumes for the Company's major products for the periods indicated. Sales volumes include production, purchases of products for resale, propylene production from the product flexibility unit and draws from inventory.

                                              FOR THE YEAR ENDED
                                                 DECEMBER 31
                                        ----------------------------
                                            1995     1994     1993
                                        ----------------------------
SELECTED PETROCHEMICAL PRODUCTS
  (MILLIONS) (EXCLUDING INTERSEGMENT SALES):
    Ethylene, propylene and polymers
     (pounds)                                6,832    6,090    5,366
    Other olefins (pounds) (a)               1,030    1,048    1,150
    Methanol (gallons) (a)                     199      169      225
    Aromatics (gallons)                        152      160      125

REFINED PRODUCTS (THOUSAND BARRELS PER
  DAY) (EXCLUDING INTERSEGMENT SALES):
    Gasoline                                   109      109      120
    Heating oil (no. 2 distillate)              52       44       62
    Jet fuel                                    29       24       30
    Aromatics                                    8        8       10
    Other refined products                      56       46       41
                                          --------    -----   ------
        Total refined products volumes         254      231      263
                                          ========    =====   ======

(a) Due to a change in a sales contract with a customer effective January 1, 1994, these products are now consumed in the manufacture of MTBE. The 1993 sales volumes, if restated in a manner consistent with 1994 and 1995, would be 797 million pounds and 195 million gallons for other olefins and methanol, respectively.

The following table sets forth the Company's sales and other revenues for the periods indicated.

                                              FOR THE YEAR ENDED
                                                 DECEMBER 31
                                         ---------------------------
MILLIONS OF DOLLARS                         1995     1994     1993
---------------------------------------- ---------------------------
PETROCHEMICAL PRODUCTS
  (EXCLUDING INTERSEGMENT SALES):
    Ethylene, propylene and polymers        $1,790   $1,113   $  808
    Other olefins (a)                          211      173      169
    Methanol (a)                               118      133       89
    Aromatics                                  144      171      120
    Other petrochemical products and           203      193      140
     other revenues
                                          --------    -----   ------
        Total petrochemical products
         sales                              $2,466   $1,783   $1,326
                                          --------    -----   ------

REFINED PRODUCTS
  (EXCLUDING INTERSEGMENT SALES):
    Gasoline                                $  879   $  813   $  950
    Heating oil (no. 2 distillate)             375      311      481
    Jet fuel                                   220      178      245
    Aromatics                                  240      152      167
    Other refined products and other
     revenues                                  386      324      280
                                          --------    -----   ------
        Total refined products sales         2,100    1,778    2,123
                                          --------    -----   ------
    Crude oil resales (b)                      370      296      401
                                          --------    -----   ------
        Total refined products and
         crude oil sales                    $2,470   $2,074   $2,524
                                          ========   ======   ======

(a) Due to a change in a sales contract with a customer effective January 1, 1994, these products are now consumed in the manufacture of MTBE. The 1993 sales values, if restated in a manner consistent with 1994 and 1995, would be $126 million and $77 million for other olefins and methanol, respectively.

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

RESULTS OF OPERATIONS


OVERVIEW

Net income for 1995 was $389 million or $4.86 per share compared with $223 million or $2.78 per share in 1994 and $26 million or $.33 per share in 1993. The $166 million earnings increase in 1995 versus 1994 was primarily due to higher petrochemical and aromatics sales margins and to higher polymers earnings. Earnings for 1993 included a $22 million after-tax benefit for the cumulative effect related to prior periods associated with a change in accounting for major maintenance turnarounds. Excluding the effect of this accounting change, the $219 million earnings increase in 1994 versus 1993 was primarily due to higher petrochemical margins and higher olefins sales volumes, partially offset by lower refining margins.


PETROCHEMICAL SEGMENT

REVENUES Sales and other operating revenues, including intersegment sales, were $2.7 billion in 1995 compared to $2.0 billion in 1994 and $1.5 billion in 1993. The 1995 increase of $684 million compared to 1994 was primarily due to sales of HDPE resulting from the acquisition of the ALATHON Business effective May 1, 1995. Contributing to the increase were higher olefins sales prices reflecting continued strong market conditions during the first half of 1995 for petrochemicals that resulted from the high U.S. economic growth rate, an improved worldwide economy and industry supply disruptions during the latter part of 1994.

The 1994 increase in sales and other operating revenues of $467 million compared to 1993 was primarily caused by higher petrochemical sales prices and volumes. Higher demand for olefins and polyolefins was caused by an improved worldwide economy, particularly in the U.S. automotive and construction sectors, which created better market conditions for petrochemicals generally. Methanol sales prices were higher due to higher demand caused by the improvement in the worldwide economy and increased use of MTBE, of which methanol is a significant component, as well as industry supply disruptions.

COST OF SALES Cost of sales was $1.9 billion in 1995 compared to $1.5 billion in 1994 and $1.4 billion in 1993. The 1995 increase of $412 million compared to 1994 was primarily due to the operation of the ALATHON Business and to higher olefins feedstock costs caused by higher raw material prices. Olefins raw material prices were higher due to higher worldwide crude oil and petroleum product prices.

The 1994 increase in cost of sales of $108 million compared to 1993 was principally due to higher olefins feedstock costs resulting from higher production rates, partially offset by lower feedstock prices.

Cost of sales was increased $1 million in 1995 and reduced $6 million in 1993 associated with reductions in inventories accounted for under the LIFO method of accounting.

SELLING EXPENSES Selling expenses amounted to $84 million in 1995 compared to $40 million in 1994 and $37 million in 1993. The $44 million increase in selling expenses in 1995 compared to 1994 was primarily due to the operation of the ALATHON Business which transports finished product to customers by rail and classifies the charge as selling expense and, to a lesser extent, to higher terminal expense partially due to logistical needs for a maintenance turnaround on one of the olefins units.

The $3 million increase in selling expenses in 1994 compared to 1993 was primarily due to higher terminal and freight expenses caused by higher petrochemical sales volumes.

OPERATING INCOME   Operating income amounted to $641 million in 1995 compared to
$413 million in 1994 and $57 million in 1993. The $228 million improvement in operating income in 1995 compared to 1994 was primarily due to higher olefins sales margins and the addition of the ALATHON Business, partially offset by lower olefins sales volumes. Olefins sales margins were higher due to significantly higher sales prices that more than offset increased raw material prices. Olefins sales prices were higher due to supply and demand factors resulting from the improved economy. Olefins sales volumes were lower due in part to the shutdown of one of the olefins units during 1995 for a scheduled maintenance turnaround and also to slower demand in the latter part of 1995 caused by inventory corrections in olefins derivatives.

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


REFINING SEGMENT

REVENUES Sales and other operating revenues, including intersegment sales, were $2.6 billion in 1995 compared to $2.3 billion in 1994 and $2.8 billion in 1993. The 1995 increase of $370 million compared to 1994 primarily resulted from higher sales prices and volumes for refined products and aromatics and higher sales volumes and prices for crude oil resales. Refined products sales prices were higher generally due to the higher worldwide crude oil prices. Aromatics sales prices and volumes, specifically for paraxylene and orthoxylene, increased because of improved market conditions. Paraxylene prices were positively impacted by high worldwide growth of polyester, particularly in the polyethylene terephthalate bottle sector, and prices continued to increase through all of 1995. Orthoxylene prices peaked and began to decline in mid-1995 due to increased worldwide production and slower demand. Refined products sales volumes were higher during 1995 compared to 1994 due to higher production rates which was caused by less scheduled and unscheduled downtime of production units during 1995 for repair and maintenance.

The 1994 decrease of $489 million compared to 1993 was primarily due to lower resale volumes of purchased light products, lower sales prices for refined products and lower crude oil resale volumes. The purchase and resale activity for light refined products conducted for logistic and other reasons was curtailed because, effective with the beginning of LCR operations on July 1, 1993, a majority of the refined products produced at the Refinery are now sold to CITGO under the Products Agreement. Refined products sales prices were lower primarily due to lower industry crude oil prices. Lower crude oil resale volumes resulted from reduced logistical purchases required to meet refinery feedstock requirements which was caused by a change in crude oil market supply factors.

COST OF SALES Cost of sales was $2.5 billion in 1995 compared to $2.2 billion in 1994 and $2.6 billion in 1993. The 1995 increase compared to 1994 of $293 million was primarily due to higher raw material costs and higher logistical purchases of crude oil that were resold. Raw material costs were higher due to higher crude oil and other feedstock prices and to higher raw material consumption due to higher finished product production rates. Finished product production rates were higher in 1995 compared to 1994 due to less scheduled and unscheduled downtime of production units during 1995 for repair and maintenance.

The 1994 decrease compared to 1993 of $468 million was principally due to lower purchases for resale of light refined products, lower feedstock costs primarily due to lower crude oil prices and lower logistical purchases of crude oil that were resold. Cost of sales was reduced by $3 million in 1995 and increased by $1 million in 1994 associated with a reduction in LIFO inventories.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses were $61 million in 1995 compared to $54 million in 1994 and $48 million in 1993. The $7 million increase in 1995 compared to 1994 was primarily due to higher employee compensation and higher product transportation expense due to higher sales volumes. The $6 million increase in 1994 compared to 1993 primarily resulted from higher general and administrative expenses for personnel and realignment expenses associated with ongoing operations of LCR starting on July 1, 1993.

OPERATING INCOME Operating income amounted to $124 million in 1995 compared to $54 million in 1994 and $81 million in 1993. The $70 million increase in 1995 compared to 1994 resulted from higher sales margins for aromatics and refined products, partially offset by higher refining period expenses and selling, general and administrative expenses. Aromatics sales margins were higher due to higher sales prices, particularly for paraxylene and orthoxylene. Refined products sales margins were higher due to processing higher volumes of Venezuelan crude oil purchased under the Crude Supply Contract in both the coking and cracking modes. Period expenses were higher due to higher employee compensation and higher scheduled and unscheduled repair and maintenance expense.

The $27 million decrease in 1994 compared to 1993 was primarily due to lower refined products margins and sales volumes and higher general and administrative expenses, partially offset by improved profitability for aromatics. Refined products earnings were negatively affected in 1994 by poor industry conditions as well as lower volumes of heavy Venezuelan crude oil processed in the coking mode which was caused by downtime for turnarounds on the coker and largest crude distillation unit and operating problems prior to the turnarounds. Aromatics earnings were higher in 1994 compared to 1993 primarily due to higher sales prices.


UNALLOCATED

GENERAL AND ADMINISTRATIVE EXPENSES General and administrative expenses were $59 million in 1995 compared to $43 million in 1994 and $45 million in 1993. The $16 million increase in 1995 compared to 1994 was primarily due to higher management incentive compensation related expenses, a significant portion of which was for a management incentive compensation plan adopted in 1995.

INTEREST EXPENSE AND INTEREST INCOME Interest expense was $80 million in 1995 compared to $74 million in 1994 and $74 million in 1993. The $6 million increase in interest expense in 1995 compared to 1994 resulted from amounts borrowed to partially finance the acquisition of the ALATHON Business.

Interest income was $6 million in 1995 compared to $5 million in 1994 and $2 million in 1993. The $1 million increase resulted from higher levels of excess cash invested at higher interest rates prior to the acquisition of the ALATHON Business. The $3 million increase in 1994 compared with 1993 was principally due to higher amounts of cash associated with LCR minority owner cash contributions available for investment.

MINORITY INTEREST IN LYONDELL-CITGO REFINING COMPANY LTD. Minority interest was $14 million in 1995 compared with $6 million in 1994 and $5 million in 1993, representing the allocated share of LCR's net income to CITGO, the minority owner of LCR.

INCOME TAX The effective income tax rate during 1995 from continuing operations was 37.1 percent compared to 36.2 percent for 1994 and 73.1 percent for 1993. State income tax was the primary difference between the effective tax rate and the 35 percent federal statutory rate during 1995 and 1994. The difference for 1993 between the effective tax rate and the federal statutory rate was primarily due to a charge to state deferred taxes related to Texas franchise taxes and the unfavorable impact on federal deferred taxes of the increase in the federal tax rate.


FINANCIAL CONDITION


CASH FLOW FROM OPERATIONS Lyondell's cash flow from operations totaled $471 million during 1995, a strong improvement over the $155 million and $84 million generated in 1994 and 1993, respectively. The increase in 1995 compared to 1994 was primarily attributable to the increase in net income and more favorable net working capital changes in 1995.

INVESTING ACTIVITIES Excluding refinery upgrade expenditures totaling $458 million, the Company made capital expenditures totaling $524 million during 1995, of which $356 million was for the acquisition of the ALATHON Business, $35 million was related to environmental projects primarily at the Refinery and $133 million was for other projects primarily at the various petrochemical plant locations. Refinery upgrade expenditures during 1995 were funded by $176 million of contributions made during 1995 by CITGO, the minority owner of LCR, $250 million from external borrowing by LCR, $25 million from Lyondell in the form of subordinated loans to LCR and $7 million from the restricted cash balance.

The 1996 capital expenditures budget, excluding the Upgrade Project, has been set at $125 million. The budget provides $46 million for Refinery projects, of which approximately one-half is expected to be funded by Lyondell and the remaining amount is to be funded by CITGO and a portion of the restricted cash balance. The remaining $79 million is for petrochemical projects. About 25 percent of the 1996 petrochemical budget is for the completion of three previously announced capacity expansion increases of approximately: seven percent in olefins capacity at the Channelview Facility; 33 percent in polypropylene capacity at the Bayport Facility; and 100 percent in alkylate capacity at the Channelview Facility. Other major petrochemical projects include process control upgrades at several operating units.

In addition to the 1996 capital expenditures budget, spending in the range of $400 million is planned for the Upgrade Project designed to increase the Refinery's ability to process larger volumes of very heavy Venezuelan crude oil, of which 25 percent or approximately $100 million is to be funded by CITGO, 25 percent or approximately $100 million is to be funded by Lyondell in the form of subordinated loans to LCR and the remainder is expected to be funded through an LCR external borrowing. This current funding plan will continue for a total Upgrade Project cost of up to $1 billion. If total spending on the Upgrade Project exceeds $1 billion, Lyondell expects to fund one-half of these additional costs in the form of subordinated loans.

As of December 31, 1995, $7 million of cash was restricted for use in LCR capital projects, including the Upgrade Project and other expenditures as determined by the LCR owners.

FINANCING ACTIVITIES Cash flows associated with financing activities during 1995 included: $72 million for dividend payments; $10 million for scheduled repayments of Medium-Term Notes; $250 million proceeds from borrowings under LCR's $450 million, five-year term credit facility, discussed below; and net $83 million proceeds from short-term borrowing discussed below consisting of $103 million net proceeds from borrowings under an uncommitted credit line and $20 million net repayments under LCR's $70 million working capital facility.

The total cash expenditure for the acquisition of the ALATHON Business was $420 million, including approximately $64 million for inventories. The Company financed the acquisition with internal cash and $230 million of short-term borrowings from its existing financing arrangements.

The Company has a five-year, $400 million revolving credit facility ("Facility") with a group of banks expiring June 2000. Borrowings under the Facility bear interest at either the eurodollar, certificate of deposit ("CD") or prime rates or based on a competitive auction feature wherein the interest rate can be established by competitive bids submitted by the sponsoring banks, all at the Company's option. The Facility is available for working capital and general corporate purposes as needed and contains covenants relating to dividend payments, debt incurrence, liens, disposition of assets, mergers and consolidations, fixed charge and leverage ratios and certain payments to LCR. At December 31, 1995, no amounts were outstanding under this Facility. See Note 11 of "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS."

The Company also has uncommitted lines of credit totaling $265 million with banks and other financial institutions. These uncommitted lines of credit provide the Company with additional borrowing flexibility and potentially more competitive interest rates. The Company can borrow money on these uncommitted lines of credit on such terms as may be mutually agreed upon at the time amounts are borrowed. The lines of credit can be terminated by the lenders, in their sole discretion, on short notice. As of December 31, 1995, the Company had $103 million outstanding under these uncommitted lines of credit.

In May 1995, LCR entered into two credit facilities totaling $520 million with a group of banks with The Bank of New York as agent. The first facility is a $70 million, 364-day revolving working capital facility, which replaced LCR's former $70 million revolving working capital facility, that will be utilized for general business purposes unrelated to the Upgrade Project and for letters of credit. At December 31, 1995, no amounts were outstanding under this credit facility. The second facility is a $450 million, five-year term credit facility that is being used in connection with the Upgrade Project. Prior to the completion of the Upgrade Project, all financing costs related to the $450 million credit facility will be funded by CITGO. At December 31, 1995, $250 million was outstanding under this credit facility. Interest for both facilities is based on prime or eurodollar rates at LCR's option. The facilities also contain covenants which require LCR to maintain a minimum net worth which increases each year until 1998 and maintenance of certain financial ratios defined in the agreements. The facilities also contain other customary covenants which limit LCR's ability to modify certain significant contracts, incur additional debt or liens, dispose of assets, make restricted payments as defined in the agreements or merge or consolidate with other entities. See Note 11 of "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS."

In February 1996, the Company issued $300 million of debt securities ("Debt Securities") consisting of $150 million of 6.5 percent notes due 2006 and $150 million of 7.55 percent debentures due 2026. Proceeds received from the sale of the Debt Securities are intended to be used for retirement of maturing debt and general corporate purposes. The Debt Securities will be unsecured obligations and rank on a parity with all other unsecured and unsubordinated debt of the Company.

On January 26, 1996, the Board of Directors declared a regular quarterly dividend in the amount of $.225 per share of common stock, payable March 15, 1996 to stockholders of record on February 23, 1996.


ACCOUNTING STANDARDS


STOCK-BASED COMPENSATION In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, and stock appreciation rights. SFAS No. 123 does not require companies to change their existing accounting for employee stock options under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" (the intrinsic value method which often results in no compensation expense) but requires pro forma disclosures of what net income and earnings per share would have been had the new fair value method been used. In addition, SFAS No. 123 requires all companies to make significantly more general disclosures regarding employee stock options (beyond the pro forma disclosures) than now are required. The optional recognition and new disclosure provisions of SFAS No. 123, including the pro formas, are effective for 1996. The Company has elected to continue following present accounting rules under APB Opinion No. 25, and will adopt the new disclosure provisions of SFAS No. 123 beginning in 1996.


ENVIRONMENTAL MATTERS


Various environmental laws and regulations impose substantial requirements upon the operations of the Company. The Company's policy is to be in compliance with such laws and regulations, which include, among others, the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), as amended, the Resource Conservation and Recovery Act ("RCRA") and the Clean Air Act and Clean Air Act Amendments of 1990. In connection with the transfer of assets and liabilities from Atlantic Richfield Company ("ARCO") to the Company at the time the Company was formed into a separate company, effective July 1, 1988, the Company and ARCO entered into an agreement ("Cross-Indemnity Agreement") whereby the Company agreed to defend and indemnify ARCO against certain uninsured claims and liabilities which ARCO may incur relating to the operation of the business of the Company prior to July 1, 1988, including certain liabilities which may arise out of pending and future lawsuits. ARCO, along with many other companies, has been named a potentially responsible party ("PRP") under CERCLA in connection with the past disposal of waste at third party waste sites. Pursuant to the Cross-Indemnity Agreement, the Company has an obligation to reimburse ARCO for a portion of its uninsured remediation costs for two of the sites for which it has been named a PRP.

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

The environmental reserve on December 31, 1995 was $17 million. The environmental reserve includes $.5 million of estimated future payments to ARCO for remediation costs associated with CERCLA waste disposal sites and $16.5 million of estimated remediation costs related to waste disposal sites located within the Company's facilities associated with RCRA. The Company spent $.4 million, $.5 million and $.6 million in 1995, 1994 and 1993, respectively, relating to CERCLA matters. The Company also spent $.9 million, $6 million and $2 million in 1995, 1994 and 1993, respectively, in conjunction with RCRA matters. The Company estimates it will spend approximately $2 million in conjunction with CERCLA and RCRA matters in 1996 which is included in the December 31, 1995 environmental reserve.


CURRENT BUSINESS OUTLOOK


Lyondell's results through most of 1995 reflected a continuation of the strong business environment for petrochemicals and polymers that began in 1994. During the first nine months of 1995, the domestic olefins industry operated at close to maximum available capacity. However, additional olefins and polymers capacity that came onstream in 1995, slower economic growth and inventory corrections in olefins derivatives caused a sharp market decline in the latter part of the year. Operating rates and margins for both olefins and polymers declined throughout the industry and for Lyondell during this time.

Despite this trend toward weaker business conditions, the ALATHON Business, acquired in May of 1995, contributed significantly to 1995 results. It has a strong market position in its product lines and will provide Lyondell with ethylene integration benefits.

During 1996, the supply fundamentals in olefins are expected to be more favorable than in the latter part of 1995, with fewer expected capacity additions and less significant anticipated downstream inventory corrections. Management believes that if demand growth in 1996 is sustained at average historic levels, olefins market conditions should improve.

Lyondell's methanol business performed very well in 1995 largely on the strength of very strong first quarter prices and margins. As industry supply disruptions diminished and the strong growth of demand for methanol into MTBE subsided due to reformulated gasoline uncertainties, methanol business conditions returned to more typical levels. Although methanol demand growth is still good and is expected to increase in 1996, substantial new capacity is expected in various parts of the world over the next few years. While the Company expects its methanol business to remain profitable, it is not likely that methanol profitability will return to the high levels of late 1994 and early 1995.

The results from the refining segment improved in 1995 due to higher profitability from aromatics and also from refined products, which benefited from record processing rates of heavy Venezuelan crude oil. These factors more than offset depressed Gulf Coast industry margins, which impacted about 40 percent of LCR's crude oil processed.

In 1995, the aromatics markets, specifically for paraxylene and orthoxylene, were very strong. Paraxylene demand increased more than supply, driven by high worldwide growth for polyester, particularly in the polyethylene terephthalate bottle sector. Strength in orthoxylene was primarily due to strong overall economic conditions in the first part of 1995. This led to very favorable prices and margins in these products. As economic conditions slowed later in 1995, orthoxylene prices and margins declined, but paraxylene markets continued to improve into the first part of 1996. New paraxylene capacity coming onstream later in 1996 may negatively impact this market over the course of the year.

Management believes that the Company has improved its refining business with the formation of LCR and the benefits of the Crude Supply Contract and Products Agreement. These arrangements are designed to diminish the impact of market volatility and stabilize cash flows at attractive levels relative to historic performance. Management believes that the Venezuelan crude oil processing performance achieved in 1995 could be maintained or improved in 1996, which could result in improved operating performance for this portion of the refining business. Until the Upgrade Project is operating in early 1997, about 40 percent of LCR's crude oil volume, which is not purchased under the Crude Supply Contract, continues to be sensitive to market conditions. In early 1996, there has been little change in the poor market conditions that have characterized the Gulf Coast refining business for the past several years.

Profitability and cash flows for the petrochemical and refining businesses are affected by industry product supply and demand, feedstock costs, capital expenditures required to meet increasingly stringent environmental standards, repair and maintenance costs and the related downtime of production units. Turnarounds on major units can have significant financial impacts due to the repair and maintenance expenditures incurred as well as the associated loss of production which can result in lower profitability during the period of the turnaround. A turnaround of one of the Company's two olefins units was performed in the fourth quarter of 1995, during which work was completed to debottleneck this unit, increasing its capacity by approximately seven percent or 120 million pounds per year. The Company currently intends to perform a turnaround on the other olefins unit during the first half of 1996 which will also incorporate work to increase this units capacity by approximately the same amount. LCR is planning a maintenance turnaround of its fluid catalytic cracking unit in the fourth quarter of 1996.

Management believes that business conditions will be such that cash balances, cash generated from operating activities and existing lines of credit will be adequate to meet future cash requirements for scheduled debt repayments, necessary capital expenditures and to sustain for the reasonably foreseeable future the regular quarterly dividend. However, the Company continually evaluates its cash requirements and allocates cash in order to maximize stockholder returns.



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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----

Report of Independent Accountants                                            41

Financial Statements

     Consolidated Statements of Income and Accumulated Earnings (Deficit)    42

     Consolidated Balance Sheets.........................................    43

     Consolidated Statements of Cash Flows...............................    44

     Notes to Consolidated Financial Statements..........................    45

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Board of Directors of Lyondell Petrochemical Company

  We have audited the accompanying consolidated balance sheets of Lyondell Petrochemical Company as of December 31, 1995 and 1994, and the related consolidated statements of income and accumulated earnings (deficit) and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lyondell Petrochemical Company as of December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the
period ended       December 31, 1995 in conformity with generally accepted
accounting principles.

  As discussed in Note 2 to the consolidated financial statements, during 1993 the Company changed its method of accounting for the cost of repairs and maintenance incurred in connection with turnarounds of major units at its manufacturing facilities.



Coopers & Lybrand L.L.P.
Houston, Texas
February 12, 1996, except as to the information presented in Note 11, for which the date is February 21, 1996

                        LYONDELL PETROCHEMICAL COMPANY

     CONSOLIDATED STATEMENTS OF INCOME AND ACCUMULATED EARNINGS (DEFICIT)


                                            FOR THE YEAR ENDED DECEMBER 31
                                           --------------------------------
MILLIONS OF DOLLARS EXCEPT PER SHARE
AMOUNTS                                       1995        1994       1993
------------------------------------       ---------    ---------  --------
SALES AND OTHER OPERATING REVENUES:
  Unrelated parties                          $4,611       $3,543     $3,572
  Related parties                               325          314        278
                                             ------       ------     ------
                                              4,936        3,857      3,850
OPERATING COSTS AND EXPENSES:
  Cost of sales:
    Unrelated parties                         3,801        3,066      3,359
    Related parties                             225          230        268
  Selling, general and administrative
   expenses                                     204          137        130
                                             ------       ------     ------
                                              4,230        3,433      3,757
                                             ------       ------     ------
  Operating income                              706          424         93
Interest expense                                (88)         (74)       (74)
Interest income                                   6            5          2
Minority interest in LYONDELL-CITGO
  Refining Company Ltd.                         (14)          (6)        (5)
                                             ------       ------     ------
    Income before income taxes and
     cumulative effect of accounting
     changes                                    618          349         16
Provision for income taxes                      229          126         12
                                             ------       ------     ------
    INCOME BEFORE CUMULATIVE EFFECT OF
     ACCOUNTING CHANGES                         389          223          4
Cumulative effect of accounting changes,
 net of tax                                      --           --         22
                                             ------       ------     ------
NET INCOME                                   $  389       $  223     $   26
                                             ======       ======     ======
EARNINGS PER SHARE:
    Income before cumulative effect of
     accounting changes                      $ 4.86       $ 2.78     $  .06
    Cumulative effect of accounting
     changes                                     --           --        .27
                                             ------       ------     ------
    Net income                               $ 4.86       $ 2.78     $  .33
                                             ======       ======     ======
ACCUMULATED EARNINGS (DEFICIT) AT
 BEGINNING OF YEAR                           $ (175)      $ (326)    $ (244)
    Net income                                  389          223         26
    Cash dividends                              (72)         (72)      (108)
                                             ------       ------     ------
ACCUMULATED EARNINGS (DEFICIT) AT
 END OF YEAR                                 $  142       $ (175)    $ (326)
                                             ======       ======     ======

                See notes to consolidated financial statements.

                        LYONDELL PETROCHEMICAL COMPANY

                          CONSOLIDATED BALANCE SHEETS



                                                DECEMBER 31
                                           ----------------------
MILLIONS OF DOLLARS                          1995         1994
------------------------------------       ---------    ---------
ASSETS
Current assets:
  Cash and cash equivalents                  $    3       $   52
  Restricted cash and cash equivalents            7           42
  Accounts receivable:
    Trade                                       340          331
    Related parties                              22           29
  Inventories                                   265          229
  Prepaid expenses and other current assets      41           14
                                             ------       ------
    Total current assets                        678          697
                                             ------       ------
Fixed assets:
  Property, plant and equipment               3,804        2,810
  Less accumulated depreciation and
   amortization                               1,990        1,930
                                             ------       ------
                                              1,814          880
Deferred charges and other assets               114           86
                                             ------       ------
Total assets                                 $2,606       $1,663
                                             ======       ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable:
    Trade                                    $  358       $  287
    Related parties                               1            1
  Notes payable                                 103           20
  Current maturities of long-term debt          150           10
  Other accrued liabilities                     138          115
                                             ------       ------
    Total current liabilities                   750          433
                                             ------       ------
Long-term debt                                  807          707
Other liabilities and deferred credits           95           83
Deferred income taxes                           115          109
Commitments and contingencies
Minority interest                               459          268
Stockholders' equity:
  Preferred stock, $.01 par value,
   80,000,000 shares authorized, none
   outstanding
  Common stock, $1 par value, 250,000,000
   shares authorized, 80,000,000 issued
   and outstanding                               80           80
  Additional paid-in capital                    158          158
  Accumulated earnings (deficit)                142         (175)
                                             ------       ------
    Total stockholders' equity                  380           63
                                             ------       ------
Total liabilities and stockholders' equity   $2,606       $1,663
                                             ======       ======

                See notes to consolidated financial statements.

                        LYONDELL PETROCHEMICAL COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                            FOR THE YEAR ENDED DECEMBER 31
                                           --------------------------------
MILLIONS OF DOLLARS                           1995        1994       1993
------------------------------------       ---------    ---------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                 $  389       $  223     $   26
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Cumulative effect of accounting
     changes, net of tax                         --           --        (22)
    Depreciation and amortization                86           65         58
    Deferred taxes                                3           10          7
    (Increase) decrease in accounts
     receivable                                  (1)        (156)        50
    Increase in inventories                     (36)         (38)       (11)
    Increase (decrease) in accounts
     payable                                     54           59        (50)
    Net change in other working capital
     accounts                                    (1)          28         16
    Minority interest                            14            6          5
    Other                                       (37)         (42)         5
                                             ------       ------     ------
      Net cash provided by operating
       activities                               471          155         84
                                             ------       ------     ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to fixed assets                    (982)        (252)       (69)
  Purchases of short-term investments            --          (20)        (9)
  Proceeds from sales of short-term
   investments                                   --           26         16
                                             ------       ------     ------
      Net cash used in investing activities    (982)        (246)       (62)
                                             ------       ------     ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Minority owner contribution                   176          136        116
  Net proceeds from short-term debt              83           16          4
  Proceeds from long-term debt                  250           --         --
  Repayments of long-term debt                  (10)          (8)       (29)
  Dividends paid                                (72)         (72)      (108)
                                             ------       ------     ------
      Net cash provided by (used in)
       financing activities                     427           72        (17)
                                             ------       ------     ------
INCREASE (DECREASE) IN CASH, RESTRICTED
 CASH AND CASH EQUIVALENTS                      (84)         (19)         5
Cash, restricted cash and cash
 equivalents at beginning of period              94          113        108
                                             ------       ------     ------
Cash, restricted cash and cash
 equivalents at end of period                $   10       $   94     $  113
                                             ======       ======     ======

                See notes to consolidated financial statements.

                        LYONDELL PETROCHEMICAL COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  FORMATION OF THE COMPANY AND OPERATIONS

Lyondell was formed in 1985 and was operated as a separate division ("Lyondell Division") of Atlantic Richfield Company ("ARCO") through June 1988. Effective July 1, 1988, ARCO transferred substantially all the assets and liabilities relating to the integrated petrochemical and petroleum processing business of the Lyondell Division, along with certain pipeline assets that were not formerly a part of the Lyondell Division, to its wholly-owned subsidiary, Lyondell Petrochemical Company, a Delaware corporation. For financial reporting purposes, the transfer of these assets and liabilities was recorded at the historical net book value of $127 million as of July 1, 1988. As the context may require, all references hereafter to the "Company" or "Lyondell" include Lyondell Petrochemical Company, its wholly-owned subsidiaries and LYONDELL-CITGO Refining Company Ltd. ("LCR").

On January 25, 1989, ARCO completed an initial public offering of 43,000,000 shares of the Company's 80,000,000 shares of common stock owned by ARCO. The Company received none of the proceeds from the sale. As of December 31, 1995, ARCO owned 39,921,400 shares of Lyondell common stock, representing 49.9 percent of the issued and outstanding common stock of the Company.

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

The Company operates in two business segments:  petrochemicals and refining.
The petrochemicals segment manufactures a wide variety of petrochemicals including olefins, polyolefins, methanol, MTBE and aromatics. The Company's petrochemical products are used primarily in the manufacture of other chemicals and products, which in turn are used in the production of a wide variety of consumer and industrial products. The refining segment operates primarily through the Company's interest in LCR, a Texas limited liability company, and manufactures refined petroleum products, including gasoline, heating oil, jet fuel, fuel oil, aromatics and lubricants. LCR sells its principal refined products to CITGO Petroleum Corporation ("CITGO") (see Note 3). Although during the previous five years the contribution to operating profits made by the petrochemicals segment has been over two and one-half times greater than the contribution to operating profits made by the refining segment, that trend could be reversed in any particular year due to margin volatility within the petrochemical and petroleum refining industries.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The consolidated financial statements include the accounts of the Company and its subsidiaries, including LCR. All significant transactions between the entities of the Company have been eliminated from the consolidated financial statements.

Revenue Recognition - Revenue from product sales is generally recognized upon delivery of products to the customer.

Cash and Cash Equivalents - Cash equivalents consist of highly liquid debt instruments such as certificates of deposit, commercial paper and money market accounts purchased with an original maturity date of three months or less. The Company's policy is to invest cash in conservative, highly rated instruments and limit the amount of

                        LYONDELL PETROCHEMICAL COMPANY
credit exposure to any one institution. The Company performs periodic evaluations of the relative credit standing of these financial institutions which are considered in the Company's investment strategy.

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

All investments in debt and equity securities are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" which the Company adopted as of January 1, 1994. Management determines the appropriate classification of investments in debt securities as trading, available-for-sale or held-to-maturity at the time of purchase and reevaluates such designation as of each balance sheet date. In accordance with SFAS No. 115, prior period financial statements have not been restated to reflect the change in accounting principle. The effect of adopting SFAS No. 115 had no impact on income.

Accounts Receivable - The Company sells its products primarily to companies in the petrochemical and refining industries. The Company performs ongoing credit evaluations of its customers' financial condition and in certain circumstances requires letters of credit from them. The Company's allowance for doubtful accounts receivable, which is reflected in the consolidated balance sheet as a reduction in accounts receivable, totaled $3 million at December 31, 1995 and 1994.

Inventories - Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out ("LIFO") basis except for materials and supplies, which are valued at average cost.

Fixed Assets - Fixed assets are recorded at cost. Depreciation of fixed assets is computed using the straight-line method over the estimated useful lives of the related assets as follows.

  Manufacturing facilities and equipment    -  5 to 30 years
  Leased assets and improvements    -  5 to 20 years

Upon retirement or sale, the Company removes the cost of the assets and the related accumulated depreciation from the accounts and reflects any resulting gains or losses in income. The Company's policy is to capitalize interest cost incurred on debt during the construction of major projects that exceed one year.

Turnaround Maintenance and Repair Expenses - In the first quarter of 1993, effective January 1, 1993, the Company changed its method of accounting for the cost of repairs and maintenance incurred in connection with turnarounds of major units at its manufacturing facilities. Under the new method, turnaround costs exceeding $5 million are deferred and amortized on a straight-line basis until the next planned turnaround, generally four to six years. In years prior to 1993, all turnaround costs were expensed as incurred. Management believes that the new method of accounting is preferable in that it provides for a better matching of turnaround costs with future product revenues. The cumulative effect of this accounting change resulted in a benefit of $33 million ($22 million or $.27 per share after income taxes) and was included in first quarter 1993 income.

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

Exchanges - Crude oil and finished product exchange transactions, which are of a homogeneous nature of commodities in the same line of business, that do not involve the payment or receipt of cash, are not accounted for as purchases and sales. Any resulting volumetric exchange balances are accounted for as inventory in accordance

                        LYONDELL PETROCHEMICAL COMPANY
with the normal LIFO valuation policy. Exchanges that are settled through payment and receipt of cash are accounted for as purchases and sales.

Income Taxes - Deferred income taxes result from temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes and are calculated based upon cumulative book and tax differences in the balance sheet in accordance with SFAS No. 109, "Accounting for Income Taxes."

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounting Changes - In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 addresses the accounting for the impairment of long-lived assets, such as property, plant and equipment, identifiable intangibles including patents and trademarks, and goodwill related to those assets. SFAS No. 121 also requires that long-lived assets and intangibles (except for assets of a discontinued operation) held for disposal be accounted for at the lower of cost or fair value less cost to sell. The Company elected to adopt SFAS No. 121 in 1995, the effect of which had no impact on net income.


3.  LYONDELL-CITGO REFINING COMPANY LTD.

The Company and CITGO announced, on July 1, 1993, the commencement of operations of LCR, a new entity formed and owned by subsidiaries of the Company and CITGO in order to own and operate the Company's refining business, including the full-conversion Houston, Texas refinery ("Refinery"). LCR is a limited liability company organized under the laws of the state of Texas. At December 31, 1995, CITGO had an approximate 10 percent participation interest in LCR.

LCR is undertaking a major upgrade project at the Refinery to enable the facility to process substantial additional volumes of very heavy crude oil ("Upgrade Project"). LCR also has entered into a long-term crude supply contract ("Crude Supply Contract") with Lagoven, S.A. ("LAGOVEN"), an affiliate of CITGO. In addition, under the terms of a long-term product sales agreement ("Products Agreement"), CITGO purchases from LCR all of the refined products produced at the Refinery. Both LAGOVEN and CITGO are direct or indirect wholly-owned subsidiaries of Petroleos de Venezuela, S.A. ("PDVSA"), the national oil company of Venezuela.

Under the terms of the transaction, CITGO is providing a major portion of the funds for the Upgrade Project and has provided $100 million for funding other capital projects. Major components of the Upgrade Project include new coking, crude distillation and sulfur recovery units. The Upgrade Project is expected to be operational in early 1997. CITGO has committed to reinvest its share of operating cash flow during the Upgrade Project, while the Company has unrestricted access to its share of operating cash flow from LCR.


4.  ACQUISITION OF ALATHON(R) HIGH-DENSITY POLYETHYLENE BUSINESS

On May 1, 1995, the Company acquired Occidental Chemical Corporations Alathon(R) high-density polyethylene ("HDPE") business ("ALATHON Business") for $356 million including certain direct costs, plus approximately $64 million for inventory. Assets involved in the purchase include resin production facilities at Victoria and Matagorda, Texas, associated research and development activities and the rights to the Alathon(R) trademark. These facilities have a combined annual production capacity of approximately 1.5 billion pounds of HDPE. The Company financed the acquisition from internal cash and $230 million of short-term borrowings from its existing financing arrangements.

                        LYONDELL PETROCHEMICAL COMPANY

The following unaudited pro forma information combines the results of operations of the Company and the ALATHON Business for the years ended December 31, 1995 and 1994 and assumes that the acquisition of the ALATHON Business occurred on January 1, 1994. This unaudited pro forma information may not be indicative of results that would have actually resulted if this transaction had occurred on January 1, 1994 or which may be obtained in the future.


MILLIONS OF DOLLARS EXCEPT PER SHARE
 AMOUNTS                                    1995     1994
---------------------------------------- -----------------
Sales and other operating revenues         $5,130   $4,289
Net income                                    409      240
Earnings per share                           5.11     3.00


5.  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is summarized as follows.

MILLIONS OF DOLLARS               1995   1994   1993
------------------------------  ---------------------
Cash paid during the year for:
   Interest:
      Paid                        $  83  $  72  $  76
      Less amount capitalized         6     --     --
                                ---------------------
      Net                         $  77  $  72  $  76

   Income taxes                   $ 252  $  90  $   7

At December 31, 1995 and 1994, fixed assets included $53 million and $36 million, respectively of non-cash additions which related to accounts payable accruals. As of December 31, 1993, fixed assets included $16 million of non-cash additions of which $14 million related to accounts payable accruals.


6.  RESTRICTED FUNDS

At December 31, 1995 and 1994, cash and cash equivalents in the amount of $7 million and $42 million, respectively, were restricted for use in connection with LCR capital projects, including the Upgrade Project and other expenditures as determined by the LCR owners. Presented below is a reconciliation of changes in restricted funds for the year ended December 31, 1995.


MILLIONS OF DOLLARS
----------------------------------------
Restricted - cash and cash equivalents
  at December 31, 1994                    $  42
Minority owner investments:
    Contributions                           176
    Distributable cash reinvested            17
Lyondell loan to LCR - Upgrade Project       25
Proceeds from bank loan                     250
Additions to fixed assets:
    Upgrade Project                        (458)
    Refining segment - other                (45)
                                          -----
Restricted - cash and cash equivalents
  at December 31, 1995                    $   7
                                          =====


                        LYONDELL PETROCHEMICAL COMPANY

7.  FINANCIAL INSTRUMENTS

The fair value of all financial instruments included in current assets and current liabilities, including cash and cash equivalents, accounts receivable, accounts payable and notes payable, approximated their carrying value due to their short maturity. Based on the borrowing rates currently available to the Company for debt with terms and average maturities similar to the Company's debt portfolio, the fair value of the Company's long-term debt, including amounts due within one year, was $1.017 billion at December 31, 1995.

At December 31, 1995, the Company had issued letters of credit totaling $18 million.

The Company is party to various unconditional purchase obligation contracts as a purchaser for product and services. At December 31, 1995, future minimum payments under these contracts with noncancelable contract terms in excess of one year were as follows.

MILLIONS OF DOLLARS                AMOUNT
---------------------------------  ------
            1996                     $ 30
            1997                       35
            1998                       34
            1999                       35
            2000                       34
            Thereafter                192
                                     ----
Total minimum contract payments      $360
                                     ====

The Company's total purchases under these agreements were $21 million in 1995.


8.  RELATED PARTY TRANSACTIONS

Related party transactions with ARCO, excluding sales to ARCO Chemical Company, are summarized as follows.


MILLIONS OF DOLLARS         1995    1994    1993
------------------------  ----------------------

Costs
    Crude oil purchases    $   2   $  16   $  53
    Product purchases          3       4       4
    Transportation fees       26      28      27
    Other, net                (3)     (3)     (4)
                           -----   -----   -----
        Total costs        $  28   $  45   $  80
                           =====   =====   =====
Sales
    Products               $   1   $   1   $   2
    Crude oil                  3       3      13
                           -----   -----   -----
        Total sales        $   4   $   4   $  15
                           =====   =====   =====

Sales to ARCO Chemical Company, an ARCO affiliate, consisting of propylene, MTBE, benzene, ethylene, methanol and other products and services, were $321 million, $310 million and $263 million for the years ended December 31, 1995, 1994 and 1993, respectively.


9.  INVENTORIES

The categories of inventory and their book values at December 31, 1995 and 1994 were as follows.

                        LYONDELL PETROCHEMICAL COMPANY



MILLIONS OF DOLLARS       1995   1994
----------------------  --------------
Crude oil                 $  55  $  62
Refined products             33     30
Petrochemicals              135    102
Materials and supplies       42     35
                          -----  -----
    Total inventories     $ 265  $ 229
                          =====  =====

For the year ended December 31, 1995, the Company reduced cost of sales by approximately $2 million; for the year ended December 31, 1994, the Company increased cost of sales by approximately $1 million; and for the year ended December 31, 1993, the Company reduced cost of sales by approximately $6 million, all associated with the reduction in LIFO inventories. The excess of the current cost of inventories over book value was approximately $110 million and $105 million at December 31, 1995 and 1994, respectively.


10.  FIXED ASSETS

The components of fixed assets and their gross value at December 31, 1995 and 1994 were as follows.

MILLIONS OF DOLLARS                        1995     1994
----------------------------------------------------------
Manufacturing facilities and equipment     $2,958   $2,488
Construction projects in progress             808      293
Land                                           35       26
Leased assets and improvements                  3        3
                                           ------   ------
    Total fixed assets                     $3,804   $2,810
                                           ======   ======

Repair and maintenance expenses for 1995, 1994 and 1993 were $133 million, $109 million and $101 million, respectively. The 1995, 1994 and 1993 amounts include amortization of deferred turnaround costs of $13 million, $12 million and $15 million, respectively. Total interest cost incurred during 1995 was approximately $86 million, of which approximately $6 million was capitalized.


11.  LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-term debt at December 31, 1995 and 1994 was comprised of the following.

MILLIONS OF DOLLARS                1995   1994
-----------------------------------------------
9.95% Notes due in 1996            $ 150  $ 150
8.25% Notes due in 1997              100    100
10.00% Notes due in 1999             150    150
9.125% Notes due in 2002             100    100
LCR 5-year term credit facility      250     --
Medium-term notes                    207    217
                                   -----  -----
                                     957    717
Less current portion                 150     10
                                   -----  -----
    Total long-term debt           $ 807  $ 707
                                   =====  =====

Aggregate maturities of long-term debt during the five years subsequent to December 31, 1995 are as follows: 1996-$150 million; 1997-$112 million; 1998- $32 million; 1999-$150 million; 2000-$292 million.

In May 1995, LCR entered into two credit facilities totaling $520 million with a group of banks with The Bank of New York as agent. The first facility is a $70 million, 364-day revolving working capital facility, which replaced LCR's former $70 million revolving working capital facility, and is being utilized for general business purposes

                        LYONDELL PETROCHEMICAL COMPANY
unrelated to the Upgrade Project and for letters of credit. At December 31, 1995, no amounts were outstanding under this credit facility. The second facility is a $450 million, five-year term credit facility that is being used in connection with the Upgrade Project. At December 31, 1995, $250 million was outstanding under this credit facility with a weighted average interest rate of
6.4 percent. Interest for both facilities is based on prime or eurodollar rates at LCR's option. The facilities contain covenants which require LCR to maintain a minimum net worth which increases each year until 1998 and maintenance of certain financial ratios defined in the agreements. The facilities also contain other customary covenants which limit LCR's ability to modify certain significant contracts, incur additional debt or liens, dispose of assets, make restricted payments as defined in the agreements or merge or consolidate with other entities.

The Company has a five-year, $400 million revolving credit facility ("Facility") with a group of banks expiring June 2000. Borrowings under the Facility bear interest at either the eurodollar, certificate of deposit ("CD") or prime rates or based on a competitive auction feature wherein the interest rate can be established by competitive bids submitted by the sponsoring banks, all at the Company's option. The Facility is available for working capital and general corporate purposes as needed and contains covenants relating to dividend payments, debt incurrence, liens, disposition of assets, mergers and consolidations, fixed charge and leverage ratios and certain payments to LCR. In addition to other customary events of default, the Facility provides that an event of default will occur (i) if the Company fails to pay when due an aggregate amount of indebtedness or interest thereon (other than with respect to loans under the Facility) in excess of $15 million, or (ii) if the Company is determined to be in default of a material obligation under the amended and restated limited liability company regulations of LCR. At December 31, 1995, no amounts were outstanding under this Facility.

The Company retired $10 million of the medium-term notes during 1995 while the remaining medium-term notes mature at various dates from 1997 to 2005 and have a weighted average interest rate at December 31, 1995 and 1994 of 9.8 percent and
9.9 percent, respectively.

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

The Company also has uncommitted lines of credit totaling $265 million with banks and other financial institutions. These uncommitted lines of credit provide the Company with additional borrowing flexibility and potentially more competitive interest rates. The Company can borrow money on these uncommitted lines of credit on such terms as may be mutually agreed upon at the time amounts are borrowed. The lines of credit can be terminated by the lenders, in their sole discretion, on short notice. As of December 31, 1995, the Company had $103 million outstanding under these uncommitted lines of credit.

In February 1996, the Company issued $300 million of debt securities ("Debt Securities") consisting of $150 million of 6.5 percent notes due 2006 and $150 million of 7.55 percent debentures due 2026. Proceeds received from the sale of the Debt Securities are intended to be used for retirement of maturing debt and general corporate purposes. The Debt Securities will be unsecured obligations and rank on a parity with all other unsecured and unsubordinated debt of the Company.


12.  EARNINGS PER SHARE

Earnings per share were computed based on the weighted average number of shares outstanding of 80,000,000 for the years ended December 31, 1995, 1994 and 1993.

                        LYONDELL PETROCHEMICAL COMPANY

13.  STOCKHOLDERS' EQUITY

Dividends - During 1995 and 1994, the Company paid regular quarterly dividends of $.225 per share of common stock outstanding. During 1993, the Company paid a regular dividend to stockholders in the amount of $.45 per share during the first and second quarters and a regular dividend to stockholders in the amount of $.225 per share during each of the remaining two quarters.

Rights to Purchase Common Stock - On December 8, 1995, the Board of Directors of Lyondell declared a dividend of one right ("Right") for each outstanding share of the Company's common stock to stockholders of record at the close of business on December 20, 1995. The description and terms of the Rights are set forth in a Rights Agreement dated as of December 8, 1995 as it may from time to time be supplemented or amended ("Rights Agreement").

The Rights become exercisable upon the earlier of ten days following a public announcement by another entity that it has acquired beneficial ownership of 15 percent or more of the outstanding shares of common stock or ten business days following the commencement of a tender offer or exchange offer to acquire beneficial ownership of 15 percent or more of the outstanding shares of common stock, excluding ARCO, except under certain circumstances.

The Rights expire at the close of business on December 8, 2005 unless earlier redeemed at a price of $.0005 per Right or exchanged by the Company as described in the Rights Agreement.

Preferred Stock - The Company has authorized 80,000,000 shares of preferred stock, $.01 par value, of which none were issued or outstanding at December 31, 1995.

Stock Options - The Company's Executive Long-Term Incentive Plan ("LTI Plan") became effective November 7, 1988. The last stock options granted under the LTI Plan were granted on March 4, 1994. No additional stock option grants will be made under the LTI Plan. The LTI Plan provided, among other compensation awards, for the granting to officers and other key management employees of non-qualified stock options for the purchase of up to 1,295,000 shares of the Company's common stock. The number of options exercisable each year is equal to 25 percent of the number granted after each year of continuous service starting one year from the date of grant. The LTI Plan provided that the option price per share was not less than 100 percent of the fair market value of the stock on the effective date of the grant. As of December 31, 1995, options covering 948,256 shares were outstanding under the LTI Plan, of which 616,440 were exercisable at a weighted average price of $22.82 per share. The following summarizes stock option activity for the LTI Plan.

                                            OPTION PRICE
                                  NUMBER      AVERAGE
                                OF SHARES    PER SHARE        TOTAL
                               ----------   ------------    -----------
    Balance, December 31, 1993    761,732         $23.39    $17,816,867
      Granted                     230,800          23.13      5,337,250
      Exercised                    (7,036)         22.04       (155,091)
                                ---------                    ----------
    Balance, December 31, 1994    985,496          23.34     22,999,026
      Exercised                    (2,743)         20.25        (55,546)
      Canceled                    (34,497)         25.73       (887,531)
                                ---------                   -----------
    Balance, December 31, 1995    948,256          23.26    $22,055,949
                                =========                   ===========

The Company's Incentive Stock Option Plan ("ISO Plan"), a tax qualified plan, became effective January 12, 1989. The last stock options granted under the ISO Plan were granted on March 5, 1993. No additional grants will be made under the ISO Plan. All employees of the Company who were not on the executive payroll were eligible to participate in the ISO Plan, subject to certain restrictions. Various restrictions apply as to when and to the number of stock options that may be exercised during any year. As of December 31, 1995, options covering

                        LYONDELL PETROCHEMICAL COMPANY

189,553 shares were outstanding at an average exercise price of $29.64 per share. These options were held by 854 eligible employees. At December 31, 1995, 4,755 stock options were exercisable at an exercise price of $19.44. The following summarizes stock option activity for the ISO Plan.

                                            OPTION PRICE
                                  NUMBER      AVERAGE
                                OF SHARES    PER SHARE       TOTAL
                                ---------  --------------  -----------
    Balance, December 31, 1993    214,519         $29.24    $6,273,421
      Canceled/forfeited          ( 9,804)         27.83      (272,799)
                                  -------                   ----------
    Balance, December 31, 1994    204,715          29.31     6,000,622
      Canceled/forfeited          (11,120)         27.29      (303,472)
      Exercised                    (4,042)         19.44       (78,576)
                                 --------                   ----------
    Balance, December 31, 1995    189,553          29.64    $5,618,574
                                 ========                   ==========


14.  LEASES

At December 31, 1995, future minimum rental payments for operating leases with noncancelable lease terms in excess of one year were as follows.

MILLIONS OF DOLLARS                 AMOUNT
-------------------------------    -------
1996                                  $ 52
1997                                    51
1998                                    45
1999                                    33
2000                                    31
Thereafter                             434
                                    ------
    Total minimum lease payments      $646
                                    ======

Operating lease net rental expenses for 1995, 1994 and 1993 were $60 million, $58 million and $47 million, respectively.


15.  RETIREMENT PLANS

All Lyondell and LCR employees are covered by defined benefit pension plans. Retirement benefits are based on years of service and the employee's highest three consecutive years of compensation during the last ten years of service. The funding policy for these plans is to make periodic contributions as required by applicable law. Lyondell and LCR accrue pension costs based on an actuarial valuation and fund the plans through contributions to pension trust funds separate from Lyondell or LCR's funds. Lyondell and LCR also have unfunded supplemental nonqualified retirement plans which provide pension benefits for certain employees in excess of the tax qualified plans' limits.

The following table sets forth the funded status of Lyondell and LCR's retirement plans and the amounts recognized in the Company's consolidated balance sheets at December 31, 1995 and 1994.

                        LYONDELL PETROCHEMICAL COMPANY



                                                    1995                      1994
                                        ---------------------------------------------------
                                          PLANS WITH   PLANS WITH   PLANS WITH   PLANS WITH
                                           ASSETS IN     ABO IN      ASSETS IN     ABO IN
                                           EXCESS OF    EXCESS OF    EXCESS OF    EXCESS OF
MILLIONS OF DOLLARS                          ABO        ASSETS         ABO        ASSETS
-------------------                     ---------------------------------------------------
Actuarial present value of benefit
 obligations:
    Vested benefit obligation                   $ 64        $  30        $  46        $  21
                                                ====        =====        =====        =====
    Accumulated benefit obligation ("ABO")      $ 65        $  33        $  49        $  22
                                                ====        =====        =====        =====
    Projected benefit obligation                $100        $  61        $  77        $  37
Plan assets at fair value, primarily
 stocks and bonds                                 79           26           68           18
                                                ----        -----        -----        -----
Projected benefit obligation in excess
 of plan assets                                  (21)         (35)         ( 9)         (19)

Unrecognized net loss                             24           18           15            6
Prior service cost not yet recognized
 in pension cost                                 ( 3)           2          ( 3)           3

Remaining unrecognized net asset                 ( 3)          --          ( 4)          --
                                                ----        -----        -----        -----
Net pension liability                           $( 3)       $ (15)       $ ( 1)       $ (10)
                                                ====        =====        =====        =====

The Company's net pension cost for 1995, 1994 and 1993 included the following components.

MILLIONS OF DOLLARS                                          1995         1994         1993
----------------------------------------            ---------------------------------------
Service cost - benefits earned during                       $   8        $   8        $   5
 the period
Interest cost on projected benefit                              9            9            8
 obligations
Actual (gain) loss on plan assets                             (20)           3          (14)
Net amortization and deferral                                  13          (10)           7
                                                            -----        -----        -----
    Net periodic pension cost                               $  10        $  10        $   6
                                                            =====        =====        =====

The assumptions used as of December 31, 1995, 1994 and 1993, in determining the pension costs and pension liability shown above were as follows.

PERCENT                               1995  1994  1993
------------------------------------  ----------------
Discount rate                         7.10  8.25  7.25
Rate of salary progression            5.00  5.00  5.00
Long-term rate of return on assets    9.50  9.50  9.50

Effective July 1, 1995, Lyondell and LCR also maintain voluntary defined contribution savings plans for eligible employees. Under provisions of the plans, Lyondell and LCR contribute an amount equal to 160 percent of employee contributions up to a maximum Lyondell or LCR contribution of eight percent of the employee's base salary. Prior to July 1, 1995, Lyondell and LCR had similar voluntary defined contribution plans. Lyondell and LCR contributions to all plans totaled $9 million, $8 million and $8 million during the years ended December 31, 1995, 1994 and 1993, respectively.


16.  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

Lyondell and LCR sponsor unfunded postretirement benefit plans other than pensions ("OPEB") for both salaried and non-salaried employees which provide medical and life insurance benefits. The postretirement health care plans are contributory while the life insurance plans are non-contributory. Currently, Lyondell and LCR pay approximately 80 percent of the cost of the health care plans, but reserve the right to modify the cost-sharing provisions at any time.

                        LYONDELL PETROCHEMICAL COMPANY

The following table sets forth the plans' separate postretirement benefit liabilities as of December 31, 1995 and 1994.

                                                               1995              1994
                                                       -----------------------------------
MILLIONS OF DOLLARS                                       MEDICAL    LIFE   MEDICAL   LIFE
------------------------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
    Retirees                                             $  (4)      $ (1)     $ (3)   $(1)
    Fully eligible active plan participants                 (8)        (5)       (5)    (1)
    Other active plan participants                         (30)        (7)      (26)    (5)
                                                          ----       ----      ----    ---
                                                           (42)       (13)      (34)    (7)
Unrecognized prior service cost                             (5)        --        (5)    --
Unrecognized net gain                                        3          4         2     --
                                                          ----       ----      ----    ---
Accrued postretirement benefit liability                 $ (44)      $ (9)     $(37)   $(7)
                                                          ----       ----      ----    ---

Net periodic postretirement benefit costs for 1995, 1994 and 1993 included the following components.


                                               1995              1994             1993
                                        ---------------   --------------------------------
MILLIONS OF DOLLARS                       MEDICAL  LIFE     MEDICAL  LIFE   MEDICAL   LIFE
-------------------------------------------------------   --------------------------------
Service cost - benefits
  attributed to service                        $2                $2            $  2
Interest cost on accumulated
  postretirement obligation                     2    $1           3  $  1         3    $ 1
                                              ---    --          --  ----      ----    ---
Net periodic postretirement
  benefit cost                                 $4    $1          $5  $  1      $  5    $ 1
                                              ===    ==          ==  ====      ====    ===

For measurement purposes, the assumed annual rate of increase in the per capita cost of covered health care benefits as of December 31, 1995 was nine percent for 1996, seven percent for 1997-2001 and five percent thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit liability as of December 31, 1995 by $9 million and the net periodic postretirement benefit cost for the year then ended by $1 million.

The accumulated postretirement benefit obligation was calculated utilizing a weighted-average discount rate of 7.1 percent and 8.25 percent at December 31, 1995 and 1994, respectively, and an average rate of salary progression of five percent in each year. Lyondell and LCR's current policy is to fund the postretirement health care and life insurance plans on a pay-as-you-go basis.


17.  INCOME TAXES

Significant components of the Company's provision for income taxes attributable to continuing operations follow.

MILLIONS OF DOLLARS        1995    1994   1993
------------------------  ---------------------
Current
    Federal               $ 206   $ 106   $   5
    State                    20      11       -
                          -----   -----    ----
        Total current       226     117       5
                          -----   -----    ----
Deferred
    Federal                   4      13       2
    State                    (1)     (4)      5
                          -----   -----   -----
        Total deferred        3       9       7
                          -----   -----   -----
                          $ 229   $ 126   $  12
                          =====   =====   =====

                        LYONDELL PETROCHEMICAL COMPANY

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1995 and 1994 were as follows.


MILLIONS OF DOLLARS                       1995   1994
---------------------------------------- ------------
Deferred tax liabilities:
    Tax over book depreciation            $ 139  $ 127
    Deferred turnaround costs                10     10
    LIFO inventory                            5      7
                                          -----   ----
        Total deferred tax liabilities      154    144
                                          -----   ----
Deferred tax assets:
    OPEB obligation                          16     14
    Pension and other compensation           18     11
     related obligations
    Environmental reserve                     6      6
    Other                                     4      6
                                          -----   ----
        Total deferred tax assets            44     37
                                          -----   ----
Net deferred tax liabilities              $ 110  $ 107
                                          =====  =====

The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to the Company's effective tax rates follows. During 1993, the Company increased its provision for deferred income taxes by $3 million due to an increase in the federal corporate income tax rate from 34 percent to 35 percent effective January 1, 1993.


                                      1995   1994   1993
DESCRIPTION                             %      %      %
------------------------------------  ------------------
U.S. statutory income tax rates       35.0   35.0   35.0
State income taxes, net of federal     2.0    1.2   19.3
Company owned life insurance            --    (.3)   3.8
Deferred tax liability rate change      --     --   15.6
Other, net                              .1     .3    (.6)
                                      ----   ----   ----
    Effective income tax rate         37.1   36.2   73.1
                                      ====   ====   ====

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

In connection with the transfer of assets and liabilities from ARCO to the Company, the Company agreed to assume certain liabilities arising out of the operation of the Company's integrated petrochemical and petroleum processing business prior to July 1, 1988. In connection with the transfer of such liabilities, the Company and ARCO entered into an agreement ("Cross-Indemnity Agreement") whereby the Company agreed to defend and

                        LYONDELL PETROCHEMICAL COMPANY
indemnify ARCO against certain uninsured claims and liabilities which ARCO may incur relating to the operation of the business of the Company prior to July 1, 1988, including certain liabilities which may arise out of pending and future lawsuits.

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

In July 1994, the Company reported results of an independent investigation conducted by the Audit Committee of the Board of Directors regarding the compliance status of two process waste-water streams under the applicable Benzene National Emissions Standard for Hazardous Air Pollutants ("NESHAPS") regulations and certain issues raised by an employee. Noncompliance with the Benzene NESHAPS regulations and the related reporting requirements can result in civil penalties and, under certain circumstances, substantial civil and, potentially, criminal penalties. The Company has received a notice of violation from the TNRCC regarding the two streams and paid a fine of $10,200. In addition, the Company incurred approximately $2 million in capital costs in connection with these waste water streams to achieve ongoing compliance with the Benzene NESHAPS regulations.

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

In the opinion of management, any liability arising from the matters discussed in this note will not have a material adverse effect on the consolidated financial statements or liquidity of the Company. However, the adverse resolution in any reporting period of one or more of these matters discussed in this note could have a material impact on the Company's results of operations for that period without giving effect to contribution or

                        LYONDELL PETROCHEMICAL COMPANY
indemnification obligations of co-defendants or others, or to the effect of any insurance coverage that may be available to offset the effects of any such award.


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

The petrochemical segment consists of olefins, including ethylene, propylene, butadiene, butylenes and specialty products; polyolefins including polypropylene, low-density polyethylene and HDPE; aromatics produced at the Channelview petrochemical facility ("Channelview Facility"), including benzene and toluene; methanol; and refinery blending stocks.

The refining segment, which is primarily composed of LCR operations, consists of refined petroleum products including gasoline, heating oil and jet fuel; aromatics produced at the Refinery, including benzene, toluene, paraxylene and orthoxylene; lubricants, including industrial and motor oils; olefins feedstocks; and crude oil resales. Crude oil resales consist of revenues from the resale of previously purchased crude oil and from locational exchanges of crude oil that are settled on a cash basis. Crude oil exchanges and resales facilitate the operation of the Company's petroleum processing business by allowing the Company to optimize the crude oil feedstock mix in response to market conditions and refinery maintenance turnarounds and also to reduce transportation costs. Crude oil resales amounted to $370 million, $296 million and $401 million for years ended December 31, 1995, 1994 and 1993, respectively.

Consolidated sales to CITGO totaled $1.4 billion in 1995, $1.1 billion in 1994 and $864 million in 1993. No other customer accounted for 10 percent or more of consolidated sales.

Summarized below is the segment data for the Company which includes certain pro forma adjustments necessary to present the petrochemical and refining operations as individual segments for periods prior to the commencement of LCR operations on July 1, 1993. These adjustments relate principally to allocations of costs and expenses between the two segments and are based on current operating agreements between the Company and LCR. Intersegment sales between the petrochemical and refining segments include olefins feedstocks produced at the Refinery and gasoline blending stocks produced at the Channelview Facility and were made at prices based on current market values.

                        LYONDELL PETROCHEMICAL COMPANY

                          PETROCHEMICAL  REFINING
MILLIONS OF DOLLARS          SEGMENT     SEGMENT   UNALLOCATED   ELIMINATIONS   CONSOLIDATED
--------------------------------------------------------------------------------------------

1995
------------------------
Sales and other
  operating revenues:
    Customers                    $2,466    $2,470                                     $4,936
    Intersegment                    191       172                       $(363)           - -
                                 ------    ------                       ------         -----
                                  2,657     2,642                        (363)         4,936
                                 ------    ------                       ------         -----
Cost of sales                     1,932     2,457                        (363)         4,026
Selling, general and
  administrative
  expenses                           84        61         $ 59            - -            204
                                 ------    ------         -----         ------         -----
Operating income                 $  641    $  124         $(59)           - -         $  706
                                 ======    ======         =====         ======        ======
Depreciation and
  amortization expense           $   54    $   30         $  2                        $   86
                                 ======    ======         =====         ======        ======
Capital expenditures             $  471    $  505         $  6                        $  982
                                 ======    ======         =====         ======        ======
Identifiable assets              $1,365    $1,212         $ 69          $ (40)        $2,606
                                 ======    ======         =====         ======        ======

1994
------------------------
Sales and other
  operating revenues:
    Customers                    $1,783    $2,074                                     $3,857
    Intersegment                    190       198                       $(388)           - -
                                 ------    ------         -----         ------         -----
                                  1,973     2,272                        (388)         3,857
                                 ------    ------         -----         ------         -----
Cost of sales                     1,520     2,164                        (388)         3,296
Selling, general and
  administrative
  expenses                           40        54         $ 43            - -            137
                                 ------    ------         -----         ------         -----
Operating income                 $  413    $   54         $(43)           - -         $  424
                                 ======    ======         =====         ======        ======
Depreciation and
  amortization expense           $   44    $   20         $  1                        $   65
                                 ======    ======         =====         ======        ======
Capital expenditures             $   39    $  210         $  3                        $  252
                                 ======    ======         =====         ======        ======
Identifiable assets              $  925    $  739         $ 49          $ (50)        $1,663
                                 ======    ======         =====         ======        ======
1993
------------------------
Sales and other
  operating revenues:
    Customers                    $1,326    $2,524                                     $3,850
    Intersegment                    180       237                       $(417)           - -
                                 ------    ------         -----         ------         -----
                                  1,506     2,761                        (417)         3,850
                                 ------    ------         -----         ------         -----
Cost of sales                     1,412     2,632                        (417)         3,627
Selling, general and
  administrative
  expenses                           37        48         $ 45            - -            130
                                 ------    ------         -----         ------         -----
Operating income                 $   57    $   81         $(45)           - -         $   93
                                 ======    ======         =====         ======        ======
Depreciation and
  amortization expense           $   44    $   13         $  1                        $   58
                                 ======    ======         =====         ======        ======
Capital expenditures             $   14    $   54         $  1                        $   69
                                 ======    ======         =====         ======        ======
Identifiable assets              $  719    $  514         $ 37          $ (39)        $1,231
                                 ======    ======         =====         ======        ======

                        LYONDELL PETROCHEMICAL COMPANY

20.  UNAUDITED QUARTERLY RESULTS

                                                     FOR THE QUARTER ENDED
MILLIONS OF DOLLARS EXCEPT PER SHARE     ---------------------------------------------
 AMOUNTS                                  MARCH 31  JUNE 30  SEPTEMBER 30  DECEMBER 31
----------------------------------------  --------  -------  ------------  -----------
1995
----------------------------------------
Sales and other operating revenues          $1,174   $1,370        $1,249       $1,143
Operating income                               222      237           183           64
Income before income taxes                     202      215           159           42
Net income                                     127      135           100           27
Earnings per share                            1.59     1.68          1.25          .34

1994
----------------------------------------
Sales and other operating revenues          $  824   $  900        $1,037       $1,096
Operating income                                54       71           124          175
Income before income taxes                      34       51           105          159
Net income                                      22       32            66          103
Earnings per share                             .27      .40           .83         1.28

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding executive officers of the Company is included in Part I. For the other information called for by Items 10, 11, 12 and 13, reference is made to the Registrant's definitive proxy statement for its Annual Meeting of Stockholders, to be held on May 3, 1996, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1995, and which is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) The following documents are filed as a part of this report:

       1 and 2  --           Consolidated Financial Statements and Financial
                             Statement Schedules: these documents are listed
                             in the Index to Consolidated Financial
                             Statements and Financial Statement Schedules.
EXHIBITS:
--------

3.1             --           Restated Certificate of Incorporation of the
                             Registrant.*
3.1(a)          --           Amendment No. 1 to the Restated Certificate of
                             Incorporation of the Registrant.+
3.2             --           Amended and Restated By-Laws of the Registrant.+++
3.2(a)          --           Amendment to the Amended and Restated By-Laws of
                             the Registrant.
4.1             --           Indenture, as supplemented by a First Supplemental
                             Indenture, between the Registrant and Texas
                             Commerce Bank National Association, as Trustee.**
4.2             --           Indenture, as supplemented by a First Supplemental
                             Indenture, between the Registrant and Continental
                             Bank, National Association, as Trustee.!
4.3             --           Indenture, as supplemented by a First Supplemental
                             Indenture, between the Registrant and Texas
                             Commerce Bank, as Trustee. [[[[
4.4             --           Specimen certificate.*
4.5             --           LYONDELL-CITGO Refining Company Ltd. $70,000,000
                             Credit Agreement.++++
4.6             --           LYONDELL-CITGO Refining Company Ltd. $450,000,000
                             Credit Agreement.++++
4.7             --           Lyondell Petrochemical Company $400,000,000 Amended
                             and Restated Credit Agreement.[
4.8             --           Rights Agreement between the Registrant and the
                             Bank of New York, as Rights Agent.[[[

EXECUTIVE COMPENSATION:

10.1            --           Executive Supplementary Savings Plan.**
10.2            --           Amended and Restated Executive Long-Term Incentive
                             Plan.***
10.3            --           Supplementary Executive Retirement Plan.***
10.3(a)         --           Amendment No. 1 to the Supplementary Executive
                             Retirement Plan.[
10.3(b)         --           Amendment No. 2 to the Supplementary Executive
                             Retirement Plan.[[
10.4            --           Executive Medical Insurance Plan - Summary Plan
                             Description.***
10.5            --           Executive Deferral Plan.****
10.5(a)         --           Amendment No. 1 to the Executive Deferral Plan.[
10.5(b)         --           Amendment No. 2 to the Executive Deferral Plan.[[
10.6            --           Executive Long-Term Disability Plan.!
10.6(a)         --           Amendment No. 1 to the Executive Long-Term
                             Disability Plan.[
10.7            --           Executive Life Insurance Plan.!
10.8            --           Supplemental Executive Benefit Plans Trust
                             Agreement.****
10.9            --           Restricted Stock Plan.+++
10.9(a)         --           Amendment No. 1 to the Restricted Stock Plan.[[
10.10           --           Value Share Plan.+++
10.10(a)        --           Amendment No. 1 to the Value Share Plan.[
10.10(b)        --           Amendment No. 2 to the Value Share Plan.[[
10.11           --           Form of Executive Severance Agreement with
                             Executive Officers.+++
10.11(a)        --           Form of Letter Amendment to the Executive Severance
                             Agreement.[
10.12           --           Form of Registrant's Indemnity Agreement with
                             Officers and Directors.*
10.13           --           Elective Deferral Plan for Outside Directors.****
10.14           --           Amended and Restated Retirement Plan for Outside
                             Directors.****

MATERIAL CONTRACTS WITH ARCO AFFILIATES:

10.16           --            Joint Pipeline Use Agreement between ARCO
                              Chemical Company and the Registrant.*
10.17           --            MTBE Purchase, Transportation & Storage Agreement
                              between ARCO Chemical Company and the Registrant.*
10.18           --            Agreements Implementing Transfer of Pipeline
                              Rights from ARCO Pipe Line Company to Registrant.*
10.19           --            Conveyance (conformed without exhibits) between
                              the Registrant and ARCO.*
10.20(a)        --            Cross-Indemnification Agreement between the
                              Registrant and ARCO and Amendment No. 1 to the
                              Cross-Indemnification Agreement.*
10.20(b)        --            Dispute Resolution Agreement between the
                              Registrant, ARCO and ARCO Chemical Company.!!!
10.20(c)        --            Employee Services Agreement between the
                              Registrant and ARCO.+
10.20(d)        --            Investment Management Agreement between the
                              Registrant and ARCO.!!!
10.20(e)        --            Form of Registration Rights Agreement between
                              the Registrant and ARCO.+
10.21(a)        --            Immunity From Suit Agreement between ARCO and
                              the Registrant.*
10.21(b)        --            Amendment to Immunity From Suit Agreement between
                              ARCO and the Registrant.***
10.22(a)        --            License Agreement between ARCO
                              and the Registrant.*
10.22(b)        --            License Agreement Amendment between ARCO
                              and the Registrant.***
10.23(a)        --            Technology Agreement between ARCO
                              and the Registrant.**
10.23(b)        --            Technology Agreement Amendment between
                              ARCO and the Registrant.***
10.24           --            Assignment of Patents and Patent Applications
                              between ARCO and the Registrant.**
10.25           --            Assignment of Technology Agreement, as amended,
                              between ARCO and the Registrant.**

OTHER MATERIAL CONTRACTS:

10.26           --            Asset Purchase Agreement (conformed without
                              exhibits) between the Registrant and Rexene
                              Products Company.**
10.27           --            Crystalline Polymers License and Block
                              Copolymer License between Phillips Petroleum
                              Co. and the Registrant.**
10.28           --            Amended and Restated Limited Liability Company
                              Regulations of LYONDELL-CITGO Refining Company
                              Ltd.!!
10.28(a)        --            Amendment No. 1 to the Amended and Restated
                              Limited Liability Company Regulations of
                              LYONDELL-CITGO Refining Company Ltd.++++
10.29           --            Contribution Agreement between Lyondell
                              Petrochemical Company and LYONDELL-CITGO
                              Refining Company Ltd.!!
10.30           --            Crude Oil Supply Agreement between
                              LYONDELL-CITGO Refining Company Ltd. and
                              Lagoven, S.A.!!
10.31           --            Asset Purchase Agreement between the
                              Registrant and Occidental Chemical Company. +++++
21              --            Subsidiaries of the Registrant.
23              --            Consent of Coopers & Lybrand L.L.P.
24              --            Powers of Attorney.
27              --            Financial Data Schedule.
*                             Filed as an exhibit to Registrant's Registration
                              Statement on Form S-1 (No. 33-25407) and
                              incorporated herein by reference.
**                            Filed as an exhibit to Registrant's Annual
                              Report on Form 10-K Report for the year
                              ended December 31, 1989 and incorporated
                              herein by reference.
***                           Filed as an exhibit to Registrant's Annual
                              Report on Form 10-K Report for the year
                              ended December 31, 1990 and incorporated
                              herein by reference.
****                          Filed as an exhibit to Registrant's Annual
                              Report on Form 10-K Report for the year
                              ended December 31, 1991 and incorporated
                              herein by reference.
!                             Filed as an exhibit to Registrant's Annual
                              Report on Form 10-K Report for the year
                              ended December 31, 1992 and incorporated
                              herein by reference.
!!                            Filed as an exhibit to Registrant's Interim
                              Report on Form 8-K dated as of July 1, 1993
                              and incorporated herein by reference.


!!!                           Filed as an exhibit to Registrant's Annual
                              Report on Form 10-K for the year ended
                              December 31, 1993 and incorporated herein by reference.
+                             Filed as an exhibit to Registrant's Registration
                              Statement on Form S-3 dated as of May 5, 1994 and incorporated herein by reference.
++                            Filed as an exhibit to Registrant's Quarterly
                              Report on Form 10-Q for the quarter ended
                              September 30, 1994 and incorporated herein by reference.
+++                           Filed as an exhibit to Registrant's Annual
                              Report on Form 10-K for the year ended
                              December, 31, 1994 and incorporated herein by reference.
++++                          Filed as an exhibit to Registrant's Quarterly
                              Report on Form 10-Q for the quarter ended
                              March 31, 1995 and incorporated herein by reference.
+++++                         Filed as an exhibit to Registrant's Interim
                              Report on Form 8-K dated as of May 1, 1995 and incorporated herein by reference.
[                             Filed as an exhibit to Registrant's Quarterly
                              Report on Form 10-Q for the quarter ended
                              June 30, 1995 and incorporated herein by reference.
[[                            Filed as an exhibit to Registrant's Quarterly
                              Report on Form 10-Q for the quarter ended
                              September 30, 1995 and incorporated herein by reference.
[[[                           Filed as an exhibit to Registrant's Interim
                              Report on Form 8-K dated December 8, 1995 and incorporated herein by reference.
[[[[                          Filed as an exhibit to Registrant's Registration
                              Statement on Form S-3 dated as of
                              January 31, 1996 and incorporated herein by reference.

    (b)  Consolidated Financial Statements and Financial Statement Schedules

       (1)  Consolidated Financial Statements

            Consolidated Financial Statements filed as part of this Annual Report on Form 10-K are listed in the Index to Consolidated Financial Statements on page 40.

       (2)  Financial Statement Schedules

      All financial statement schedules are omitted because they are not applicable or the required information is contained in the Financial Statements or notes thereto.

      Copies of exhibits will be furnished upon prepayment of 25 cents per page. Requests should be addressed to the Secretary.

    (c)  Reports on Form 8-K:

      The following Current Reports on Form 8-K were filed during the quarter ended December 31, 1995 through March 15, 1996.


Date of Report             Item No.  Financial Statements
-------------------------  --------  --------------------

      December 8, 1995         5             None

      January 31, 1996         5             None

      February 6, 1996         7             Yes

      February 15, 1996        7             None

                                  SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                          LYONDELL PETROCHEMICAL COMPANY

                          By:             /s/ BOB G. GOWER
                              -----------------------------------------
                                             Bob G. Gower
                                      Chairman of the Board and
                                       Chief Executive Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

   SIGNATURE                                TITLE                      DATE
   ---------                                -----                      ----

     /s/ BOB G. GOWER        Chairman of the Board and Chief      March 15, 1996
---------------------------  Executive Officer
(Bob G. Gower, Principal
 Executive Officer)

   /s/ WILLIAM T. BUTLER*    Director                             March 15, 1996
---------------------------
  (William T. Butler)

  /s/ CURTIS J. CRAWFORD*    Director                             March 15, 1996
---------------------------
 (Curtis J. Crawford)

     /s/ TRAVIS ENGEN*       Director                             March 15, 1996
---------------------------
     (Travis Engen)

      /s/ STEPHEN F.
     HINCHLIFFE, JR.*        Director                             March 15, 1996
---------------------------
       (Stephen F.
    Hinchliffe, Jr.)

  /s/ DUDLEY C. MECUM II*    Director                             March 15, 1996
---------------------------
  (Dudley C. Mecum  II)

     /s/ DAN F. SMITH        President, Chief Operating Officer   March 15, 1996
---------------------------  and Director
      (Dan F. Smith)

    /s/ PAUL R. STALEY*      Director                             March 15, 1996
---------------------------
     (Paul R. Staley)

    /s/ RUSSELL S. YOUNG     Senior Vice President, Chief         March 15, 1996
---------------------------  Financial Officer and Treasurer
    (Russell S. Young,
   Principal Financial
        Officer)

    /s/ JOSEPH M. PUTZ       Vice President and Controller        March 15, 1996
---------------------------
(Joseph M. Putz, Principal
    Accounting Officer)

*By:   /s/ BOB G. GOWER                                           March 15, 1996
     ----------------------
       (Bob G. Gower, as
       Attorney-in-fact)