Form 10-Q
period 1996-03-31
LYONDELL PETROCHEMICAL CO
filed 1996-05-15
CIK 842635

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                ---------------


                                   FORM 10-Q


[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                      OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


FOR THE TRANSITION PERIOD FROM .............. TO .................

COMMISSION FILE NUMBER 1-10145


                                ---------------


                        LYONDELL PETROCHEMICAL COMPANY
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                ---------------


               DELAWARE                              95-4160558
  (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

         1221 McKINNEY STREET,                           77010
     SUITE 1600, HOUSTON, TEXAS                       (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 652-7200

                                ---------------

                                NOT APPLICABLE
             (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGE SINCE LAST REPORT)


    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES [X]   NO [_]

     NUMBER OF SHARES OF COMMON STOCK, $1.00 PAR VALUE, OUTSTANDING AS OF
                         MARCH 31, 1996: 80,000,000.

================================================================================

                        PART I.  FINANCIAL INFORMATION

                        LYONDELL PETROCHEMICAL COMPANY

                 CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                       CONSOLIDATED STATEMENTS OF INCOME





                                          FOR THE THREE MONTHS
                                             ENDED MARCH 31
MILLIONS OF DOLLARS EXCEPT PER SHARE      -------------------
 AMOUNTS                                    1996       1995
- ------------------------------------      --------   --------
SALES AND OTHER OPERATING REVENUES:
     Unrelated parties                      $1,101     $1,084
     Related parties                            64         90
                                            ------     ------
                                             1,165      1,174
OPERATING COSTS AND EXPENSES:
     Cost of sales
          Unrelated parties                    983        852
          Related parties                       57         55
     Selling, general and
      administrative expenses                   64         45
                                            ------     ------
                                             1,104        952
                                            ------     ------
     Operating income                           61        222

Interest expense                               (20)       (18)
Interest income                                  1          3
Minority interest in LYONDELL-CITGO
 Refining Company Ltd.                          (4)        (5)
                                            ------     ------

     Income before income taxes                 38        202

Provision for income taxes                      14         75
                                            ------     ------

     NET INCOME                             $   24     $  127
                                            ======     ======

     EARNINGS PER SHARE                     $  .30     $ 1.59
                                            ======     ======




                See notes to consolidated financial statements.

                         LYONDELL PETROCHEMICAL COMPANY

                          CONSOLIDATED BALANCE SHEETS



                                          MARCH 31   DECEMBER 31
MILLIONS OF DOLLARS                         1996         1995
- -------------------                       --------   -----------
ASSETS
Current assets:
     Cash and cash equivalents             $    41       $     3
     Restricted cash and cash
      equivalents                               10             7
     Short-term investments                     76            --
     Accounts receivable:
          Trade                                346           340
          Related parties                       27            22
     Inventories                               287           265
     Prepaid expenses and other current
      assets                                    30            41
                                           -------       -------
          Total current assets                 817           678
                                           -------       -------
Fixed assets:
     Property, plant and equipment           3,987         3,804
     Less accumulated depreciation and
      amortization                          (2,010)       (1,990)
                                           -------       -------
                                             1,977         1,814
Deferred charges and other assets              123           114
                                           -------       -------

Total assets                               $ 2,917       $ 2,606
                                           =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable:
          Trade                                339           358
          Related parties                        2             1
     Notes payable                              16           103
     Current maturities of long-term
      debt                                     257           150
     Other accrued liabilities                 116           138
                                           -------       -------
          Total current liabilities            730           750
                                           -------       -------

Long-term debt                               1,076           807
Other liabilities and deferred credits         104            95
Deferred income taxes                          117           115
Commitments and contingencies
Minority interest                              505           459
Stockholders' equity:
     Preferred stock, $.01 par value,
      80,000,000 shares
       authorized, none outstanding
     Common stock, $1 par value,
      250,000,000 shares
       authorized, 80,000,000 issued
        and outstanding                         80            80
     Additional paid-in-capital                158           158
     Retained earnings                         147           142
                                           -------       -------
          Total stockholders' equity           385           380
                                           -------       -------

Total liabilities and stockholders'
 equity                                    $ 2,917       $ 2,606
                                           =======       =======

                See notes to consolidated financial statements.

                         LYONDELL PETROCHEMICAL COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                          FOR THE THREE MONTHS
                                             ENDED MARCH 31
                                          -------------------
MILLIONS OF DOLLARS                         1996       1995
- -------------------                       ---------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                              $  24      $ 127
     Adjustments to reconcile net
      income to net
       cash (used in) provided by
        operating activities
          Depreciation and amortization         24         18
          Deferred income taxes                  2         (8)
          (Increase) decrease in
           accounts receivable                 (11)        34
          (Increase) in inventories            (22)       (22)
          Increase (decrease) in
           accounts payable                     (7)         9
          Net change in other working
           capital accounts                    (11)        51
          Minority interest                      4          5
          Other                                 (5)         2
                                             -----      -----
               Net cash (used in)
                provided by operating
                activities                      (2)       216
                                             -----      -----
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to fixed assets                (194)      (101)
     Purchases of short-term investments       (76)        --
                                             -----      -----
               Net cash used in
                investing activities          (270)      (101)
                                             -----      -----

CASH FLOWS FROM FINANCING ACTIVITIES:
     Minority owner contribution                42         72
     Borrowings of long-term debt              376         --
     Net repayments of notes payable           (87)       (20)
     Dividends paid                            (18)       (18)
                                             -----      -----
               Net cash provided by            313         34
                financing activities         -----      -----

INCREASE IN CASH, RESTRICTED CASH AND
 CASH EQUIVALENTS                               41        149
Cash, restricted cash and cash
 equivalents at beginning of period             10         94
                                             -----      -----
Cash, restricted cash and cash
 equivalents at end of period                $  51      $ 243
                                             =====      =====




                See notes to consolidated financial statements.

                         LYONDELL PETROCHEMICAL COMPANY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



1.  BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 1995 included in the Lyondell Petrochemical Company ("Company" or "Lyondell") 1995 Annual Report and the Annual Report on Form 10-K pursuant to
Section 13 or 15(d) of the Securities Exchange Act of 1934. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Certain amounts from prior periods have been reclassified to conform to current period presentation.


2.  COMPANY OPERATIONS

The Company operates in two business segments: petrochemicals and refining. The petrochemicals segment manufactures a wide variety of petrochemicals including olefins, polyolefins, methanol, MTBE and aromatics. The Company's petrochemical products are used primarily in the manufacture of other chemicals and products, which in turn are used in the production of a wide variety of consumer and industrial products. The refining segment operates primarily through the Company's interest in LYONDELL-CITGO Refining Company Ltd. ("LCR"), a Texas limited liability company that is jointly owned by Lyondell and CITGO Petroleum Corporation ("CITGO"), and manufactures refined petroleum products, including gasoline, heating oil, jet fuel, fuel oil, aromatics and lubricants.


3.    INVENTORIES

The categories of inventory and their recorded values at March 31, 1996 and December 31, 1995 were:


MILLIONS OF DOLLARS           1996      1995
- -------------------          ------    ------
Crude oil                     $  46     $  55
Refined products                 51        33
Petrochemicals                  147       135
Materials and supplies           43        42
                             ------   -------
    Total inventories         $ 287     $ 265
                            =======   =======


4.  RESTRICTED FUNDS

As of March 31, 1996 and December 31, 1995, cash in the amount of $10 million and $7 million, respectively, was restricted for use in connection with LCR capital projects, including the upgrade project ("Upgrade Project") at the Houston, Texas refinery ("Refinery") and other expenditures as determined by the LCR owners. Presented below is a reconciliation of changes in restricted funds for the three-month period ended March 31, 1996.


MILLIONS OF DOLLARS
- -------------------
Restricted cash and cash equivalents at
  December 31, 1995                           $   7
Minority owner investments:
    Contributions                                42
    Distributable cash reinvested                 4
Lyondell investments:
    Loan for Upgrade Project                     38
    Other loans                                  10
    Contributions                                 6
Proceeds from bank loan                          76
Additions to fixed assets:
    Upgrade Project                            (154)
    Refining segment - other                    (19)
                                              -----
Restricted cash and cash equivalents at
  March 31, 1996                              $  10
                                              =====


5.  ACQUISITION OF ALATHON HIGH-DENSITY POLYETHYLENE BUSINESS

On May 1, 1995, the Company acquired the assets associated with Occidental Chemical Corporation's Alathon (R) high-density polyethylene ("HDPE") business ("ALATHON Business") for $356 million including certain direct costs, plus approximately $64 million for inventory. Assets involved in the purchase include resin production facilities at Victoria and Matagorda, Texas, associated research and development activities and the rights to the Alathon (R) trademark. These facilities have a combined annual production capacity of approximately 1.5 billion pounds of HDPE. The Company financed the acquisition from internal cash and $230 million of short-term borrowings from its existing financing arrangements.

The following unaudited pro forma information combines the results of operations of the Company and the ALATHON Business for the three months ended March 31, 1995 and assumes that the acquisition of the ALATHON Business occurred on January 1, 1995. This unaudited pro forma information may not be indicative of results that would have actually resulted if this transaction had occurred on January 1, 1995 or which may be obtained in the future.


                                                 FOR THE THREE
                                                  MONTHS ENDED
                                                    MARCH 31
MILLIONS OF DOLLARS EXCEPT PER SHARE AMOUNTS          1995
- --------------------------------------------   -------------------
Sales and other operating revenues                     $1,321
Net income                                                142
Earnings per share                                       1.78


6.  FINANCING ARRANGEMENTS

In February 1996, the Company issued $300 million of debt securities ("Debt Securities") consisting of $150 million of 6.5 percent notes due 2006 and $150 million of 7.55 percent debentures due 2026. Proceeds received from the sale of the Debt Securities are intended to be used for retirement of maturing debt and general corporate purposes. The Debt Securities are unsecured obligations and rank on a parity with all other unsecured and unsubordinated debt of the Company.

7.  COMMITMENTS AND CONTINGENCIES

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

ARCO has indemnified the Company under the Cross-Indemnity Agreement with respect to other claims or liabilities and other matters of litigation not related to the assets or business included in the consolidated financial statements. ARCO has also indemnified the Company for all federal taxes which might be assessed upon audit of the operations of the Company included in the ARCO consolidated income tax returns prior to January 12, 1989 and for all state and local taxes for the period prior to July 1, 1988.

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

Subject to the terms of the Cross-Indemnity Agreement, the Company is currently contributing funds to the cleanup of two waste sites (French Ltd. and Brio, both of which are located near Houston, Texas) under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as amended by the Superfund Amendments and Reauthorization Act of 1986. The Company is also subject to certain assessment and remedial actions at the Refinery under the Resource Conservation and Recovery Act ("RCRA"). In addition, the Company has negotiated an order with the Texas Natural Resource Conservation Commission ("TNRCC") for assessment and remediation of groundwater and soil contamination at the Refinery.

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

As of March 31, 1996, the Company has accrued $17 million related to CERCLA, RCRA and TNRCC assessment and remediation costs, of which $2 million is included in current liabilities while the remaining amounts are expected to be incurred over the next two to seven years. In the opinion of management, there is currently no material range of loss in excess of the amount accrued. However, it is possible that new information about the sites for which the reserve has been established, new technology or future developments such as involvement in other CERCLA, RCRA, TNRCC or other comparable state law investigations, could require the Company to reassess its potential exposure related to environmental matters.

In the opinion of management, any liability arising from the matters discussed in this note will not have a material adverse effect on the consolidated financial statements or liquidity of the Company. However, the adverse resolution in any reporting period of one or more of these matters discussed in this note could have a material impact on the Company's results of operations for that period without giving effect to contribution or indemnification obligations of co-defendants or others, or to the effect of any insurance coverage that may be available to offset the effects of any such award.


8.  DIVIDENDS

On March 15, 1996, the Company paid a regular quarterly dividend of $.225 per share of common stock to stockholders of record on February 23, 1996. Additionally, on May 3, 1996 the Board of Directors declared a regular quarterly dividend of $.225 per share of common stock, payable June 15, 1996 to stockholders of record on May 24, 1996.


9.  EARNINGS PER SHARE

Earnings per share for all periods presented are computed based on the weighted average number of shares outstanding for the periods, which was 80,000,000 shares.


10.  CAPITALIZED INTEREST

The Company's policy is to capitalize interest cost incurred on debt during the construction of major projects that exceed one year. Total interest cost incurred during the three months ended March 31, 1996 was approximately $25 million, of which approximately $5 million was capitalized. No interest was capitalized during the three months ended March 31, 1995.

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

On May 1, 1995, the Company acquired from Occidental Chemical Corporation resin production facilities at Victoria and Matagorda, Texas, with a combined annual production capacity of approximately 1.5 billion pounds of HDPE, associated research and development activities and the rights to the Alathon/R/ trademark ("ALATHON Business"). See Note 5 of "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)."

The refining segment consists of refined petroleum products, including gasoline, heating oil and jet fuel; aromatics produced at the Houston, Texas refinery ("Refinery") including benzene, toluene, paraxylene and orthoxylene; lubricants, including industrial and motor oils; olefins feedstocks; and crude oil resales.

On July 1, 1993, Lyondell and CITGO Petroleum Corporation ("CITGO") announced the commencement of operations of LYONDELL-CITGO Refining Company Ltd. ("LCR"), a Texas limited liability company owned by subsidiaries of the Company and CITGO. LCR owns and operates the refining business formerly owned by the Company. LCR is undertaking a major upgrade project at the Refinery to enable the facility to process substantial additional volumes of very heavy crude oil ("Upgrade Project"). CITGO is providing a major portion of the funds for the Upgrade Project, which through March 31, 1996 totaled approximately $370 million. In addition, through March 31, 1996, CITGO has contributed $100 million and reinvested approximately $33 million of cash distributions for funding other capital projects. Lyondell currently expects the cost of the Upgrade Project to be approximately $1.1 billion. Lyondell expects to fund one-half of costs in excess of $1 billion in the form of subordinated loans. The Upgrade Project is expected to be operational in early 1997.

Concurrent with the commencement of operations, LCR entered into a long-term crude oil supply contract ("Crude Supply Contract") with Lagoven, S.A. ("LAGOVEN"), an affiliate of CITGO. In addition, under terms of a long-term product sales agreement ("Products Agreement"), CITGO is currently purchasing all of the light refined products produced at the Refinery. Both LAGOVEN and CITGO are subsidiaries of Petroleos de Venezuela, S.A., the national oil company of Venezuela.

The Crude Supply Contract incorporates a formula price based on the market value of a slate of refined products deemed to be produced from each particular crude oil or feedstock, less certain deemed and actual costs and a deemed margin which varies according to the grade of crude oil or other feedstock delivered. The actual refining margin earned by LCR under the Crude Supply Contract will vary depending on, among other things, the efficiency with which LCR conducts its operations during such period. If the actual yields, costs or volumes differ substantially from those contemplated by the Crude Supply Contract, the benefits of this agreement to LCR could be substantially different than anticipated. Notwithstanding these limitations, however, the Crude Supply Contract is designed to reduce the inherent earnings and cash flow volatility of the refining operations of LCR irrespective of market fluctuations of either crude oil or refined products.

The following table sets forth sales volumes for the Company's major products for the periods indicated. Sales volumes include production, purchases of products for resale, propylene production from the product flexibility unit and draws from inventory.

                                            FOR THE THREE
                                                MONTHS
                                            ENDED MARCH 31
                                          ------------------
                                            1996      1995
                                          --------   -------
SELECTED PETROCHEMICAL PRODUCTS
 (MILLIONS)
  (EXCLUDING INTERSEGMENT SALES):
Ethylene, propylene and polyolefins
 (lbs.)                                      1,791     1,513
Other olefins (lbs.)                           250       294
Methanol (gallons)                              49        51
Aromatics (gallons)                             42        41

REFINED PRODUCTS (THOUSAND BARRELS PER
 DAY)
  (EXCLUDING INTERSEGMENT SALES):
Gasoline                                       110       105
Heating oil (no. 2 distillate)                  50        55
Jet fuel                                        27        30
Aromatics                                        7         9
Other refined products                          53        55
                                             -----     -----
   Total refined products volumes              247       254
                                             =====     =====

Summarized below is the segment data for the Company. Intersegment sales between the petrochemical and refining segments include olefins feedstocks and benzene produced at the Refinery and gasoline blending stocks produced at the Channelview Facility and were made at prices that were based on current market values.

                                          FOR THE THREE MONTHS
                                             ENDED MARCH 31
                                          -------------------
(MILLIONS OF DOLLARS)                       1996       1995
- ---------------------                     -------    --------
SALES AND OTHER OPERATING REVENUES:
  Petrochemical segment                     $  578     $  646
  Refining segment                             686        629
  Intersegment sales                           (99)      (101)
                                            ------     ------
                                            $1,165     $1,174
                                            ======     ======
COST OF SALES:
  Petrochemical segment                     $  498     $  437
  Refining segment                             641        571
  Intersegment purchases                       (99)      (101)
                                            ------     ------
                                            $1,040     $  907
                                            ======     ======
SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES:
  Petrochemical segment                     $   31     $   13
  Refining segment                              17         15
  Unallocated                                   16         17
                                            ------     ------
                                            $   64     $   45
                                            ======     ======
OPERATING INCOME:
  Petrochemical segment                     $   49     $  196
  Refining segment                              28         43
  Unallocated                                  (16)       (17)
                                            ------     ------
                                            $   61     $  222
                                            ======     ======


Summarized below are intersegment sales for the two segments.



                                             FOR THE THREE
                                                MONTHS
                                            ENDED MARCH 31
                                            -----------------
(MILLIONS OF DOLLARS)                         1996      1995
- ---------------------                       -------    ------
  Petrochemical segment                     $   58     $   46
  Refining segment                              41         55
                                            ------     ------
                                            $   99     $  101
                                            ======     ======


RESULTS OF OPERATIONS


OVERVIEW

Net income for the first quarter of 1996 was $24 million or $.30 per share compared to a net income of $127 million or $1.59 per share for the first quarter of 1995. The $103 million decrease was primarily due to lower sales margins for olefins and methanol.

Net income was $3 million lower for the first quarter of 1996 compared to the fourth quarter of 1995. This decrease was primarily caused by lower sales margins for petrochemicals, aromatics and lubricants and higher interest expense, partially offset by higher refining sales margins and higher olefins sales volumes.


PETROCHEMICAL SEGMENT

REVENUES Sales and other operating revenues, including intersegment sales, were $578 million for the first quarter of 1996 compared to $646 million for the first quarter of 1995. The $68 million decrease was primarily due to lower petrochemical sales prices, partially offset by sales of HDPE resulting from the acquisition of the ALATHON Business effective May 1, 1995. Compared to the first quarter of 1995, which was a period of strong market conditions for petrochemicals generally, sales prices for petrochemicals during the current quarter were lower due to a decline in market conditions which began in the latter part of 1995. This decline was due to additional olefins and polymers capacity that came onstream in 1995, slower economic growth and inventory corrections in olefins derivatives. Methanol sales prices were lower in 1996 due to the slower economic growth and higher industry supply.

COST OF SALES   Cost of sales was $498 million in the first quarter of 1996 compared to $437 million in the first quarter of 1995, an increase of $61 million. This increase was due to the addition of the ALATHON Business and higher feedstock costs in the olefins business.

SELLING EXPENSES   Selling expenses for the first quarter of 1996 were $31
million, an increase of $18 million compared to the first quarter of 1995. This increase was primarily caused by selling expenses associated with the ALATHON Business.

OPERATING INCOME   Operating income for the first quarter of 1996 was $49
million compared to $196 million in the first quarter of 1995. The $147 million decrease was due to lower sales margins for olefins and methanol, partially offset by the contribution from the ALATHON Business. The lower olefins sales margins during the first quarter of 1996 compared to the first quarter of 1995 resulted primarily from lower sales prices. Olefins sales prices were lower due to the decline in olefins market conditions which began to weaken during the third quarter of 1995. Methanol sales margins were lower due to a significant decline in prices which began late in the first quarter of 1995 due to a decline in MTBE-related demand for reformulated gasoline and an increase in methanol supply.

Operating income for the first quarter of 1996 compared to the fourth quarter of 1995 decreased $3 million. This decrease was due to lower margins for olefins and polymers, partially offset by higher olefins sales volumes. Olefins sales margins declined primarily due to higher feedstock costs which was caused by higher crude oil and refined product prices. The impact of this margin reduction was offset by higher sales volumes which was caused by an improvement in demand throughout the first quarter. Polymers margins declined primarily due to the lower sales prices.


REFINING SEGMENT

REVENUES Sales and other operating revenues for the first quarter of 1996 were $686 million compared to $629 million for the first quarter of 1995. This $57 million increase was primarily due to higher sales prices for crude oil resales and light refined products which were due to higher industry petroleum prices.

COST OF SALES Cost of sales was $641 million during the first quarter of 1996 compared to $571 million during the first quarter of 1995. Contributing to this $70 million increase were higher crude oil and other petroleum feedstock prices and higher purchases of crude oil that were resold.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses were $17 million in the first quarter of 1996, an increase of $2 million compared to the first quarter of 1995. The increase was primarily due to higher employee incentive compensation.

OPERATING INCOME Operating income for the first quarter of 1996 was $28 million compared to $43 million for the first quarter of 1995. The $15 million decrease was primarily due to lower refining margins and higher period costs and selling, general and administrative costs. Refining margins were lower in 1996 primarily due to decreased volumes of Venezuelan crude oil purchased under the Crude Supply Contract and processed both in the cracking and coking modes. The refining margin in the first quarter of 1995 also benefited from Venezuelan crude oil drawn from inventory after a maintenance turnaround during the fourth quarter of 1994. Period costs were higher during the current quarter compared to the first quarter of 1995 primarily due to various higher outside services costs and higher compensation.

Operating income for the first quarter of 1996 compared with the fourth quarter of 1995 increased $4 million. This increase in operating income was primarily due to higher refined products sales margins, partially offset by lower margins for aromatics and lubricants. The improved refined products sales margins were caused by higher processing rates for Venezuelan crude oil in the coking mode. The lower margins for aromatics and lubricants were due to rising feedstock costs.


UNALLOCATED

GENERAL AND ADMINISTRATIVE EXPENSES General and administrative expenses were $16 million in the first quarter of 1996 compared to $17 million in the first quarter of 1995. The $1 million decrease in the current quarter was primarily due to a reduced charge for management incentive compensation related expense.

INTEREST EXPENSE Interest expense was $2 million higher during the first quarter of 1996 compared to the first quarter of 1995. This increase in interest expense resulted primarily from a net increase in debt outstanding resulting from the issuance of $300 million of long-term notes and debentures during February 1996.

INTEREST INCOME Interest income decreased $2 million during the first quarter of 1996 compared to the first quarter of 1995. This decrease resulted from lower levels of excess cash available for investment due in part to the acquisition of the ALATHON Business effective May 1, 1995.

MINORITY INTEREST IN LYONDELL-CITGO REFINING COMPANY LTD. Minority interest was $4 million in the first quarter of 1996 and $5 million in the first quarter of 1995 representing the allocated share of LCR's net income to CITGO, the minority owner of LCR.

INCOME TAX  The effective income tax rate during the first quarter of 1996 was
37.2 percent. The income portion of the state franchise tax was the primary difference between the effective tax rate and the 35 percent federal statutory rate.


FINANCIAL CONDITION

Lyondell's cash used in operating activities was $2 million in the first quarter of 1996, and cash provided by operating activities was $216 million during the first quarter of 1995. This $218 million decrease is attributable to the $103 million decrease in net income as well as an increase in net working capital.

Cash used in investing activities during the first quarter of 1996 consisted of capital expenditures of $194 million, of which $154 million was for the Upgrade Project at the Refinery, $11 million was for environmentally related projects primarily at the Refinery and $29 million was for other projects at the various petrochemical plants and at the Refinery. Refinery upgrade expenditures during the first quarter of 1996 were funded by $76 million from external borrowings by LCR, $42 million of contributions made during the first quarter of 1996 by CITGO, the minority owner of LCR, and $38 million from Lyondell in the form of subordinated loans to LCR.

As of March 31, 1996, $10 million of cash and cash equivalents was restricted for use in LCR capital projects, including the Upgrade Project, and other expenditures as determined by the LCR owners.

In February 1996, the Company issued $300 million of debt securities ("Debt Securities") consisting of $150 million of 6.5 percent notes due 2006 and $150 million of 7.55 percent debentures due 2026. A portion of the proceeds received from the sale of the Debt Securities was used to repay short-term debt during the first quarter of 1996, and it is intended that the remainder will be used for retirement of maturing debt and general corporate purposes. The Debt Securities are unsecured obligations and rank on a parity with all other unsecured and unsubordinated debt of the Company.

On March 15, 1996, the Company paid a regular quarterly dividend of $.225 per share of common stock to stockholders of record on February 23, 1996. Additionally, on May 3, 1996, the Board of Directors declared a regular quarterly dividend of $.225 per share of common stock, payable June 15, 1996 to stockholders of record on May 24, 1996.


CURRENT BUSINESS OUTLOOK

Lyondell's results for most of the first quarter of 1996 reflected a continuation of the weak business environment for petrochemicals and polymers that began in the latter part of 1995. This market decline was caused by additional olefins and polymers capacity that came on stream in 1995, slower economic growth and inventory corrections in olefins derivatives. However, beginning in the first quarter of 1996 and continuing into the second quarter, demand for petrochemicals began to show signs of improvement and sales prices began to improve although feedstocks costs also increased.

During the remainder of 1996, the supply fundamentals in olefins are expected to be more favorable than in the latter part of 1995 and early 1996 with few expected capacity additions and less significant anticipated downstream inventory corrections. Management believes that if demand growth in 1996 is sustained at average historic levels, olefins market conditions should improve. However, olefins market conditions will continue to be negatively impacted if feedstock costs remain high.

Methanol business conditions returned to more typical levels in the latter part of 1995 and first quarter of 1996 from the very favorable conditions that existed during the early part of 1995. Although methanol demand growth is still good and is expected to increase in 1996, substantial new capacity is expected in various parts of the world over the next few years. While the Company expects its methanol business to remain profitable, it is not likely that methanol profitability will return in the near-term to the high levels of late 1994 and early 1995.

During the first quarter of 1996, profit performance from refined products benefited from high processing rates of heavy Venezuelan crude oil. However, this improvement was mostly offset by lower margins due to rising feedstock costs for the approximately 40 percent of crude oil runs not covered by the Crude Supply Agreement. Aromatics are in a weaker environment entering the second quarter of 1996 due to lower margins resulting from higher feedstock costs and continuing sales price decreases for paraxylene.

Management believes that the Company has improved its refining business with the formation of LCR and the resulting benefits of the Crude Supply Contract and Products Agreement. These arrangements are designed to diminish the impact of market volatility and stabilize cash flows at attractive levels relative to historic performance. Until the Upgrade Project is operational in early 1997, the 40 percent of LCR's crude oil volume which is not purchased under the Crude Supply Contract continues to be sensitive to market conditions. The poor market conditions that have characterized the Gulf Coast refining business for the past several years have generally continued in 1996.

Profitability and cash flows for the petrochemical and refining businesses are affected by industry supply and demand, feedstock cost volatility, capital expenditures required to meet more stringent environmental standards, repair and maintenance costs and downtime of production units due to maintenance turnarounds. Turnarounds on major units can have significant financial impacts due to the associated loss of production, resulting in lower profitability. The Company currently intends to perform a turnaround and debottleneck on one of its olefins units beginning in the second quarter of 1996. LCR plans to perform a turnaround of its fluid catalytic cracking unit in the second half of 1996.

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

                                 PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

1. On May 9, 1996 the Occupational Safety and Health Administration ("OSHA"), LYONDELL-CITGO Refining Company Ltd. ("LCR") and the Oil, Chemical and Atomic Workers - Local 4-227 ("OCAW") agreed to settlement involving two citations LCR received for alleged violations of process safety management regulations. As settlement for the citations LCR agreed to pay a fine of $200,000 and to revise and update written plant safety procedures by December 1997.

2. There have been no material developments with respect to the Company's legal proceedings previously reported in the 1995 Annual Report on Form 10-K.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     The Company's annual meeting of stockholders was held May 3, 1996. The stockholders elected all of the Company's eight nominees for director, approved the adoption of the Restricted Stock Plan for Non-Employee Directors and approved the appointment of Coopers & Lybrand L.L.P. as the Company's independent auditors for 1996. The votes were as follows:

     1.    Election of Directors:



            Nominee                                      For                       Withheld
            -------                                     ---                        ---------
            William T. Butler                         69,139,028                   6,387,386
            Curtis J. Crawford                        69,140,084                   6,386,330
            Travis Engen                              69,141,798                   6,384,616
            Bob G. Gower                              69,058,696                   6,467,718
            Stephen F. Hinchliffe, Jr.                69,156,233                   6,370,181
            Dudley C. Mecum II                        69,136,621                   6,389,793
            Dan F. Smith                              69,141,724                   6,384,690
            Paul R. Staley                            69,135,702                   6,390,712

     2.   Adoption of the Restricted Stock Plan for Outside Directors:

          For:                                            72,649,434
          Against:                                         1,923,346
          Abstain:                                           953,634

    3.    Appointment of Coopers & Lybrand L.L.P.

          For:                                            75,317,996
          Against:                                           114,718
          Abstain:                                            93,700


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              4.5(a) Amendment No. 1, dated as of April 16, 1996 to the LYONDELL-CITGO Refining Company Ltd. $70,000,000 Credit Agreement.

              4.6(a) Amendment No. 1, dated as of April 16, 1996 to the LYONDELL-CITGO Refining Company Ltd. $450,000,000 Credit Agreement.

               27       Financial Data Schedule.



         (b)  Reports on Form 8-K
              The following Current Reports on Form 8-K were filed during the quarter ended March 31, 1996.

Date of Report       Item No.  Financial Statements
- -------------------  --------  --------------------

January 31, 1996        5             None

February 6, 1996        7              Yes

February 15, 1996       7             None


                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         Lyondell Petrochemical Company
                                                   (Registrant)


Dated:   May 14, 1996                             JOSEPH M. PUTZ
                                         --------------------------------
                                                    (Signature)
                                                  Joseph M. Putz
                                          Vice President and Controller
                                           (Duly Authorized Officer and
                                           Principal Accounting Officer)