Form 10-Q
period 1996-06-30
LYONDELL PETROCHEMICAL CO
filed 1996-08-14
CIK 842635

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 ------------

                                   FORM 10-Q

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996.

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934


   FOR THE TRANSITION PERIOD FROM . . . . . . . . . . TO . . . . . . . . . .


COMMISSION FILE NUMBER 1-10145

                                 ------------

                         LYONDELL PETROCHEMICAL COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                                 ------------


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

                                 ------------

                                 NOT APPLICABLE
             (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.  YES  X    NO
                                        ---     ---

  NUMBER OF SHARES OF COMMON STOCK, $1.00 PAR VALUE, OUTSTANDING AS OF JUNE 30, 1996: 80,000,000.

                        PART I.  FINANCIAL INFORMATION

                        LYONDELL PETROCHEMICAL COMPANY

                 CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                       CONSOLIDATED STATEMENTS OF INCOME


                                          FOR THE THREE MONTHS  FOR THE SIX MONTHS
                                             ENDED JUNE 30        ENDED JUNE 30
MILLIONS OF DOLLARS EXCEPT                --------------------  -----------------
    PER SHARE AMOUNTS                     1996         1995      1996        1995
- --------------------------                ----         ----      ----        ----
SALES AND OTHER OPERATING REVENUES:
     Unrelated parties                      $1,166     $1,271    $2,267    $2,355
     Related parties                            73         99       137       189
                                            ------     ------    ------    ------

                                             1,239      1,370     2,404     2,544
OPERATING COSTS AND EXPENSES:
     Cost of sales
          Unrelated parties                  1,069      1,021     2,052     1,873
          Related parties                       67         64       124       119
     Selling, general and
      administrative expenses                   58         48       122        93
                                            ------     ------    ------    ------
                                             1,194      1,133     2,298     2,085
                                            ------     ------    ------    ------

     Operating income                           45        237       106       459

Interest expense                               (23)       (21)      (43)      (39)
Interest income                                  1          2         2         5
Minority interest in LYONDELL-CITGO
     Refining Company Ltd.                      --         (3)       (4)       (8)
                                            ------     ------     -----    ------
     Income before income taxes                 23        215        61       417

Provision for income taxes                       8         80        22       155
                                            ------     ------    ------    ------
     NET INCOME                             $   15     $  135    $   39    $  262
                                            ======     ======    ======    ======
     EARNINGS PER SHARE                       $.19      $1.68      $.49     $3.27
                                            ======     ======    ======    ======




                See notes to consolidated financial statements.

                         LYONDELL PETROCHEMICAL COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                          JUNE 30   DECEMBER 31
MILLIONS OF DOLLARS                         1996        1995
- -------------------                       -------   -----------
ASSETS
Current assets:
     Cash and cash equivalents                          $     3
     Restricted cash and cash             $     7             7
      equivalents
     Accounts receivable:
          Trade                               364           340
          Related parties                      24            22
     Inventories                              329           265
     Prepaid expenses and other current
      assets                                   42            41
                                           ------        ------
          Total current assets                766           678
                                           ------        ------
Fixed assets:
     Property, plant and equipment          4,130         3,804
     Less accumulated depreciation and
      amortization                         (2,030)       (1,990)
                                          -------       -------
                                            2,100         1,814
Deferred charges and other assets             142           114
                                          -------       -------
Total assets                              $ 3,008       $ 2,606
                                          =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable:
          Trade                           $   402       $   358
          Related parties                       2             1
     Notes payable                            102           103
     Current maturities of long-term
      debt                                    112           150
     Other accrued liabilities                100           138
                                          -------       -------
          Total current liabilities           718           750
                                           ------        ------
Long-term debt                              1,134           807
Other liabilities and deferred credits        110            95
Deferred income taxes                         123           115
Commitments and contingencies
Minority interest                             542           459
Stockholders' equity:
     Preferred stock, $.01 par value,
      80,000,000 shares
       authorized, none outstanding
     Common stock, $1 par value,
      250,000,000 shares
       authorized, 80,000,000 issued
        and outstanding                        80            80
     Additional paid-in-capital               158           158
     Retained earnings                        143           142
                                          -------       -------
          Total stockholders' equity          381           380
                                          -------       -------
Total liabilities and stockholders'
 equity                                   $ 3,008       $ 2,606
                                          =======       =======

                See notes to consolidated financial statements.

                         LYONDELL PETROCHEMICAL COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          FOR THE SIX MONTHS
                                            ENDED JUNE 30
                                        ---------------------
MILLIONS OF DOLLARS                         1996      1995
- -------------------                     ----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                             $  39     $ 262
     Adjustments to reconcile net
      income to net cash provided by
      operating activities:
          Depreciation and amortization        49        38
          Deferred income taxes                 8        (3)
          Increase in accounts
           receivable                         (27)      (86)
          Increase in inventories             (64)      (78)
          Increase in accounts payable         75        36
          Net change in other working
           capital accounts                   (38)        7
          Minority interest                     4         8
          Other                               (24)        3
                                            -----     -----
               Net cash provided by
                operating activities           22       187
                                            ------    -----

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to fixed assets               (356)     (593)
     Sales of short-term investments           76        --
     Purchases of short-term investments      (76)       --
                                            -----     -----
               Net cash used in
                investing activities         (356)     (593)
                                            -----     -----
CASH FLOWS FROM FINANCING ACTIVITIES:
     Minority owner contribution               79       145
     Net change in short-term debt             (1)      217
     Borrowings of long-term debt             439        31
     Repayments of long-term debt            (150)      (10)
     Dividends paid                           (36)      (36)
                                            -----     -----
               Net cash provided by
                financing activities          331       347
                                            -----     -----
DECREASE IN CASH, RESTRICTED CASH AND
 CASH EQUIVALENTS                              (3)      (59)
Cash, restricted cash and cash
 equivalents at beginning of period            10        94
                                            -----     -----
Cash, restricted cash and cash
 equivalents at end of period               $   7     $  35
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


2.  COMPANY OPERATIONS

The Company operates in two business segments: petrochemicals and refining. The petrochemicals segment manufactures a wide variety of petrochemicals including olefins, polyolefins, methanol, MTBE and aromatics. The Company's petrochemical products are used primarily in the manufacture of other chemicals and products, which in turn are used in the production of a wide variety of consumer and industrial products. The refining segment operates primarily through the Company's interest in LYONDELL-CITGO Refining Company Ltd. ("LCR"), a Texas limited liability company that is owned by subsidiaries of Lyondell and CITGO Petroleum Corporation ("CITGO"), and manufactures refined petroleum products, including gasoline, heating oil, jet fuel, fuel oil, aromatics and lubricants.

3.  INVENTORIES

The categories of inventory and their recorded values at June 30, 1996 and December 31, 1995 were:

MILLIONS OF DOLLARS       1996   1995
- -------------------       ----   ----
Crude oil                 $ 53   $ 55
Refined products            53     33
Petrochemicals             178    135
Materials and supplies      45     42
                          ----   ----
    Total inventories     $329   $265
                          ====   ====

4.  RESTRICTED FUNDS

As of June 30, 1996 and December 31, 1995, cash in the amount of $7 million was restricted for use in connection with LCR capital projects, including the upgrade project ("Upgrade Project") at the Houston, Texas refinery ("Refinery") and other expenditures as determined by the LCR owners. Presented below is a reconciliation of changes in restricted funds for the six-month period ended June 30, 1996.


MILLIONS OF DOLLARS
- -------------------
Restricted cash and cash equivalents at
  December 31, 1995                       $   7
Minority owner investments:
    Contributions                            79
    Distributable cash reinvested             6
Lyondell investments:
    Loan for Upgrade Project                 70
    Other loans                              14
    Contributions                             6
Proceeds from bank loan                     139
Additions to fixed assets:
    Upgrade Project                        (284)
    Refining segment - other                (30)
                                          -----
Restricted cash and cash equivalents at
  June 30, 1996                           $   7
                                          =====

5.  ACQUISITION OF ALATHON/R/ HIGH-DENSITY POLYETHYLENE BUSINESS

On May 1, 1995, the Company acquired the assets associated with Occidental Chemical Corporation's Alathon/R/ high-density polyethylene ("HDPE") business ("ALATHON Business") for $356 million including certain direct costs, plus approximately $64 million for inventory. Assets involved in the purchase include resin production facilities at Victoria and Matagorda, Texas, associated research and development activities and the rights to the Alathon/R/ trademark. These facilities have a combined annual production capacity of approximately 1.5 billion pounds of HDPE. The Company financed the acquisition from internal cash and $230 million of short-term borrowings from its existing financing arrangements.

The following unaudited pro forma information combines the results of operations of the Company and the ALATHON Business for the six months ended June 30, 1995 and assumes that the acquisition of the ALATHON Business occurred on January 1, 1995. This unaudited pro forma information may not be indicative of results that would have actually resulted if this transaction had occurred on January 1, 1995 or which may be obtained in the future.


MILLIONS OF DOLLARS EXCEPT               FOR THE SIX MONTHS ENDED
    PER SHARE AMOUNTS                         JUNE 30, 1995
- --------------------------               ------------------------
Sales and other operating revenues                $2,738
Net income                                           282
Earnings per share                                  3.52

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

In addition to lawsuits for which the Company has indemnified ARCO, the Company is also subject to various lawsuits and proceedings. Subject to the uncertainty inherent in all litigation, management believes the resolution of these proceedings will not have a material adverse effect on the consolidated financial statements or liquidity of the Company.

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

During July 1994, the Company reported results of an independent investigation conducted by the Audit Committee of the Board of Directors regarding the compliance status of two process waste-water streams under the applicable Benzene National Emissions Standard for Hazardous Air Pollutants ("NESHAPS") regulations and certain related issues raised by an employee. Noncompliance with the Benzene NESHAPS regulations and the related reporting requirements can result in civil penalties and, under certain circumstances, substantial civil and, potentially, criminal penalties. The Company received a notice of violation regarding the two streams and paid a fine of $10,200 to the TNRCC. In addition, the Company incurred approximately $2 million in capital costs in connection with these waste water streams to achieve on-going compliance with the Benzene NESHAPS regulations. Although the Criminal Enforcement Division of the EPA is conducting a formal investigation, the Company does not believe that any aspects of the matters described above will subject the Company to criminal liability or have a material adverse effect on the consolidated financial statements or liquidity of the Company.

As of June 30, 1996, the Company has accrued $17 million related to CERCLA, RCRA and TNRCC assessment and remediation costs, of which $2 million is included in current liabilities while the remaining amounts are expected to be incurred over the next two to seven years. In the opinion of management, there is currently no material range of loss in excess of the amount accrued. However, it is possible that new information about the sites for which the reserve has been established, new technology or future developments such as involvement in other CERCLA, RCRA, TNRCC or other comparable state law investigations, could require the Company to reassess its potential exposure related to environmental matters.

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


7.  DIVIDENDS

The Company paid regular quarterly dividends of $.225 per share of common stock during the first and second quarters of 1996. Additionally, on July 19, 1996 the Board of Directors declared a regular quarterly dividend of $.225 per share of common stock, payable September 15, 1996 to stockholders of record on August 23, 1996.


8.  EARNINGS PER SHARE

Earnings per share for all periods presented are computed based on the weighted average number of shares outstanding for the periods, which was 80,000,000 shares.


9.  CAPITALIZED INTEREST

The Company's policy is to capitalize interest cost incurred on debt during the construction of major projects that exceed one year. Total interest cost incurred during the three months ended June 30, 1996 and the six months ended June 30, 1996 were approximately $29 million and $54 million, respectively, of which approximately $6 million and $11 million, respectively, were capitalized. Total interest cost incurred during the three months ended June 30, 1995 and the six months ended June 30, 1995 were approximately $22 million and $40 million, respectively. Approximately $1 million was capitalized during the three months ended June 30, 1995. No interest was capitalized during the three months ended March 31, 1995.


10.  SUBSEQUENT EVENT

On July 27, 1996, the Company experienced a fire at its Channelview Facility due to a rupture in a pipeline owned and operated by ARCO Pipe Line Company ("ARCO Pipe Line"). Although no operating units were directly involved in the fire, the damage to the pipeline and electrical systems forced the Company to shut down the entire Channelview Facility. Although the Company and ARCO Pipe Line are still evaluating the cost of the damage to their respective facilities, the Company believes that the physical damage to the two companies' facilities on Lyondell's plant site could be in the $10 million to $15 million range and that the potential negative impact on Lyondell's after-tax earnings could be in the $20 million to $25 million range. Certain of the units at the Channelview Facility have been brought back into operation and the olefins units are in startup mode. The Channelview Facility is currently expected to be fully operational within the next several days. A number of factors, including the full extent of the damage to all the facilities, the availability of repair materials and the Company's ability to find alternatives to meet customer needs, will impact the Company's ability to mitigate the financial impact on the Company's business. In addition, the estimates contained herein are based on preliminary information and do not take into account the potential effects of any insurance coverage or contributions to costs by other parties that may be available to offset such costs.

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

On July 1, 1993, Lyondell and CITGO Petroleum Corporation ("CITGO") announced the commencement of operations of LYONDELL-CITGO Refining Company Ltd. ("LCR"), a Texas limited liability company owned by subsidiaries of the Company and CITGO. LCR owns and operates the refining business formerly owned by the Company. LCR is undertaking a major upgrade project at the Refinery to enable the facility to process substantial additional volumes of very heavy crude oil ("Upgrade Project"). CITGO is providing a major portion of the funds for the Upgrade Project, which through June 30, 1996 totaled approximately $407 million. In addition, through June 30, 1996, CITGO has contributed $100 million and reinvested approximately $35 million of cash distributions for funding other capital projects. Lyondell currently expects the cost of the Upgrade Project to be approximately $1.1 billion. Lyondell expects to fund one-half of costs in excess of $1 billion in the form of subordinated loans. The Upgrade Project is expected to be operational in early 1997.

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


                                            FOR THE THREE       FOR THE SIX
                                                MONTHS             MONTHS
                                            ENDED JUNE 30      ENDED JUNE 30
                                        --------------------------------------
                                            1996      1995     1996     1995
                                        --------------------------------------
SELECTED PETROCHEMICAL PRODUCTS
 (MILLIONS) (EXCLUDING INTERSEGMENT SALES):
Ethylene, propylene and polyolefins
 (lbs.)                                      1,767     1,851    3,558    3,364
Other olefins (lbs.)                           247       279      497      572
Methanol (gallons)                              55        45      104       96
Aromatics (gallons)                             42        40       84       79

REFINED PRODUCTS (THOUSAND BARRELS PER
 DAY) (EXCLUDING INTERSEGMENT SALES):
Gasoline                                       110       107      110      106
Heating oil (no. 2 distillate)                  42        51       46       53
Jet fuel                                        24        29       26       30
Aromatics                                        7         8        7        9
Other refined products                          58        57       55       55
                                             -----     -----    -----    -----
   Total refined products volumes              241       252      244      253
                                             =====     =====    =====    =====

Summarized below is the segment data for the Company. Intersegment sales between the petrochemical and refining segments include olefins feedstocks and benzene produced at the Refinery and gasoline blending stocks produced at the Channelview Facility and were made at prices that were based on current market values.

                                          FOR THE THREE MONTHS  FOR THE SIX MONTHS
                                             ENDED JUNE 30        ENDED JUNE 30
                                        -----------------------------------------
(MILLIONS OF DOLLARS)                       1996       1995       1996      1995
- ---------------------                  ------------------------------------------
SALES AND OTHER OPERATING REVENUES:
  Petrochemical segment                     $  614     $  769    $1,192    $1,415
  Refining segment                             709        709     1,395     1,338
  Intersegment sales                           (84)      (108)     (183)     (209)
                                            -------------------------------------
                                            $1,239     $1,370    $2,404    $2,544
                                            =====================================
COST OF SALES:
  Petrochemical segment                     $  532     $  520    $1,030    $  957
  Refining segment                             688        673     1,329     1,244
  Intersegment purchases                       (84)      (108)     (183)     (209)
                                            -------------------------------------
                                            $1,136     $1,085    $2,176    $1,992
                                            =====================================
SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES:
  Petrochemical segment                     $   29     $   19    $   60    $   32
  Refining segment                              16         14        33        29
  Unallocated                                   13         15        29        32
                                            -------------------------------------
                                            $   58     $   48    $  122    $   93
                                            =====================================
OPERATING INCOME:
  Petrochemical segment                     $   53     $  230    $  102    $  426
  Refining segment                               5         22        33        65
  Unallocated                                  (13)       (15)      (29)      (32)
                                            -------------------------------------
                                            $   45     $  237    $  106    $  459
                                            =====================================

Summarized below are intersegment sales for the two segments.

                                             FOR THE THREE         FOR THE SIX
                                                MONTHS               MONTHS
                                             ENDED JUNE 30        ENDED JUNE 30
                                         ----------------------------------------
(MILLIONS OF DOLLARS)                         1996       1995      1996      1995
- --------------------                     ----------------------------------------
  Petrochemical segment                     $   43     $   55    $  101    $  101
  Refining segment                              41         53        82       108
                                            -------------------------------------
                                            $   84     $  108    $  183    $  209
                                            =====================================

RESULTS OF OPERATIONS


OVERVIEW

Net income for the second quarter of 1996 was $15 million or $.19 per share compared to a net income of $135 million or $1.68 per share for the second quarter of 1995. The $120 million decrease was primarily due to lower sales margins for olefins.

Net income was $9 million lower for the second quarter of 1996 compared to the first quarter of 1996. This decrease was primarily caused by lower sales margins for refined products and aromatics.

Net income for the first six months of 1996 was $39 million or $.49 per share compared to a net income of $262 million or $3.27 per share for the first six months of 1995. The $223 million decrease was primarily due to lower sales margins for olefins and methanol.


PETROCHEMICAL SEGMENT

REVENUES Sales and other operating revenues, including intersegment sales, were $614 million in the second quarter of 1996 compared to $769 million in the second quarter of 1995, a decline of $155 million. Sales and other operating revenues were $223 million lower in the first six months of 1996 compared to the first six months of 1995. These decreases were primarily due to lower olefins sales prices and volumes, partially offset by higher sales of HDPE resulting from the acquisition of the ALATHON Business effective May 1, 1995. Compared to the first part of 1995, which was a period of strong market conditions for petrochemicals generally, sales prices for petrochemicals during the current periods were lower due to a decline in market conditions which began in the latter part of 1995. This decline was due to additional olefins and polymers capacity that came onstream in 1995, slower economic growth and inventory corrections in olefins derivatives. Additionally, methanol sales prices were lower in 1996 due to the slower economic growth and higher industry supply.

COST OF SALES   Cost of sales was $532 million in the second quarter of 1996 compared to $520 million in the second quarter of 1995, an increase of $12 million. This increase was due to the addition of the ALATHON Business, partially offset by lower production costs due to the seven week planned turnaround of one of the olefins units during the second quarter of 1996.

Cost of sales was $73 million higher during the first six months of 1996 compared to the first six months of 1995. This increase was primarily due to the addition of the ALATHON Business and higher feedstock costs in the olefins and methanol businesses.

SELLING EXPENSES   Selling expenses for the second quarter of 1996 were $29
million, an increase of $10 million compared to the second quarter of 1995. Selling expenses for the first six months of 1996 were $60 million, an increase of $28 million compared to the first six months of 1995. These increases were primarily caused by selling expenses associated with the newly acquired ALATHON Business.

OPERATING INCOME On June 2, 1996, the Company's Mont Belvieu, Texas terminal experienced a fire. Replacement of the facilities is expected to be completed late in the third quarter. The before-tax impact of the fire to second quarter operating income was approximately $2 million for equipment write-off and repair costs plus additional costs due to business interruption, all of which were below the Company's insurance deductible. Operating income for the second quarter of 1996 was $53 million compared to $230 million in the second quarter
of 1995.   The $177 million decrease was primarily due to lower sales margins for olefins and to a lesser extent to lower sales margins for polymers and to the higher selling expenses. The lower olefins and polymers sales margins during the second quarter of 1996 compared to the second quarter of 1995 resulted primarily from lower sales prices. Olefins and polymers sales prices were lower due to the decline in market conditions which began in the third quarter of 1995. Contributing to the lower olefins sales margins were higher feedstock costs which were caused by higher industry crude oil prices and lower production resulting from the olefins unit turnaround.

Operating income for the second quarter of 1996 compared to the first quarter of 1996 increased $4 million. This improvement was primarily due to higher olefins sales margins. Olefins sales margins increased due to higher sales prices resulting from improved markets which more than offset the impacts of higher feedstock costs, the olefins unit turnaround and the Mont Belvieu fire.

Operating income for the first six months of 1996 was $102 million compared to $426 million for the first six months of 1995. The $324 million decrease was primarily due to lower olefins and methanol sales margins. The lower olefins and methanol sales margins during the first six months of 1996 compared to the first six months of 1995 primarily resulted from lower sales prices and higher feedstock costs. Olefins sales prices were lower due to the decline in market conditions which began in the third quarter of 1995. Methanol sales margins were lower due to a significant decline in prices which began late in the first quarter of 1995 due to a decline in MTBE-related demand for reformulated gasoline and an increase in methanol supply.


REFINING SEGMENT

REVENUES Sales and other operating revenues for the second quarter of 1996 were $709 million, unchanged compared to the second quarter of 1995. Sales and other operating revenues for the first six months of 1996 were $1.4 billion, an increase of $57 million compared to the first six months of 1995. This increase was primarily due to higher sales volumes and prices for crude oil resales and higher sales prices for light refined products which were caused by higher industry petroleum prices.

COST OF SALES Cost of sales was $688 million during the second quarter of 1996 compared to $673 million during the second quarter of 1995, an increase of $15 million. Cost of sales was $1.3 billion during the first six months of 1996 compared to $1.2 billion during the first six months of 1995, an increase of $85 million. These increases were primarily caused by higher crude oil and other petroleum feedstock prices due to higher industry crude oil prices and higher purchases of crude oil that were resold.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses were $2 million higher in the second quarter of 1996 compared to the second quarter of 1995 and were $4 million higher during the first six months of 1996 compared to the first six months of 1995. These increases were primarily due to higher employee compensation and various outside consulting services.

OPERATING INCOME Operating income for the second quarter of 1996 was $5 million compared to $22 million for the second quarter of 1995. The $17 million decrease was primarily due to lower aromatics margins. Aromatics margins were lower in 1996 primarily due to lower sales prices, particularly for orthoxylene. Orthoxylene prices were at historical highs during the first half of 1995 before returning to a more normal level in the second half of 1995 due to increased production and lower demand which was further impacted by customers' inventory reductions.

Operating income for the second quarter of 1996 compared with the first quarter of 1996 decreased $23 million. This decrease in operating income was primarily due to lower sales margins for refined products and aromatics. The lower refined products sales margins were caused by operating problems with the sulfur plant which reduced Venezuelan crude oil processing rates and limited the optimal performance of other units resulting in significantly lower conversion to high value products. Contributing to the lower refined products sales margins were the higher crude oil and other petroleum feedstock prices. The lower margins for aromatics were primarily due to lower paraxylene sales prices and higher feedstock costs. Paraxylene prices declined due to additional capacity and continued customers' inventory reductions in the polyethylene terephthalate (PET) and polyester fibers businesses during the second quarter of 1996.

Operating income for the first six months of 1996 was $33 million compared to $65 million for the first six months of 1995. The $32 million decrease was primarily due to lower aromatics and refined products sales margins and to higher period costs. Overall, aromatics sales margins were lower in 1996 primarily due to generally lower sales prices, particularly orthoxylene.
Refined products sales margins decreased due to higher crude oil and other feedstock prices which more than offset higher refined product sales prices. Refinery period costs were higher due to higher personnel compensation, property taxes and depreciation, partially offset by lower maintenance expenses.


UNALLOCATED

GENERAL AND ADMINISTRATIVE EXPENSES General and administrative expenses were $2 million lower in the second quarter of 1996 compared to the second quarter of 1995 and were $3 million lower in the first six months of 1996 compared to the first six months of 1995. These decreases were primarily due to a reduced charge for management incentive compensation related expense and lower materials, supplies and equipment expense.

INTEREST EXPENSE Interest expense was $2 million higher during the second quarter of 1996 compared to the second quarter of 1995 and $4 million higher during the first six months of 1996 compared to the first six months of 1995. These increases in interest expense resulted primarily from a net increase in debt outstanding resulting from the issuance of $300 million of long-term notes and debentures during February 1996, partially offset by the repayment of $150 million of long-term notes in June 1996.

INTEREST INCOME Interest income decreased $1 million during the second quarter of 1996 compared to the second quarter of 1995 and decreased $3 million during the first six months of 1996 compared to the first six months of 1995. This decrease resulted from lower levels of cash available for investment due in part to the acquisition of the ALATHON Business effective May 1, 1995.

MINORITY INTEREST IN LYONDELL-CITGO REFINING COMPANY LTD. Minority interest was less than one million dollars in the second quarter of 1996 and $4 million in the first six months of 1996 representing the allocated share of LCR's net income to CITGO, the minority owner of LCR.

INCOME TAX The effective income tax rate during the second quarter of 1996 and during the first six months of 1996 was 35.1 percent and 36.4 percent, respectively. The income portion of the state franchise tax was the primary difference between the effective tax rates and the 35 percent federal statutory rate.

FINANCIAL CONDITION

Lyondell's cash provided by operating activities was $22 million in the first six months of 1996 compared to cash provided of $187 million during the first six months of 1995. This $165 million decrease is attributable to the $223 million decrease in net income, partially offset primarily by changes in working capital.

Cash used in investing activities during the first six months of 1996 consisted of capital expenditures of $356 million, of which $284 million was for the Upgrade Project at the Refinery, $19 million was for environmentally related projects primarily at the Refinery and $53 million was for other projects at the various petrochemical plants and at the Refinery. Upgrade Project expenditures during the first six months of 1996 were funded by $139 million from external borrowings by LCR, $79 million of contributions by CITGO, the minority owner of LCR, and $70 million from Lyondell in the form of subordinated loans to LCR.
The $4 million excess of funding for the Upgrade Project over cash expenditures is held in a restricted cash account.

As of June 30, 1996, $7 million of cash and cash equivalents were restricted for use in LCR capital projects, including the Upgrade Project, and other expenditures as determined by the LCR owners.

In February 1996, the Company issued $300 million of debt securities ("Debt Securities") consisting of $150 million of 6.5 percent notes due 2006 and $150 million of 7.55 percent debentures due 2026. A portion of the proceeds received from the sale of the Debt Securities was used to repay short-term debt during the first quarter of 1996, and the remainder was used for retirement of maturing long-term debt and general corporate purposes. The Debt Securities are unsecured obligations and rank on a parity with all other unsecured and unsubordinated debt of the Company.

The Mont Belvieu terminal fire on June 2, 1996 will result in an approximate $15 capital expenditure to replace damaged equipment. As a result, the Board of Directors has deferred certain capital expenditures with the overall impact of increasing the 1996 capital budget by $8 million, to $133 million.

The Company paid regular quarterly dividends of $.225 per share of common stock during the first and second quarters of 1996. Additionally, on July 19, 1996 the Board of Directors declared a regular quarterly dividend of $.225 per share of common stock, payable September 15, 1996 to stockholders of record on August 23, 1996.


CURRENT BUSINESS OUTLOOK

Strong export demand and a strengthening economy provided an improved environment for olefins and polymers during the first six months of 1996 compared to the latter part of 1995. This improvement was partially offset by higher feedstock costs and the olefins unit turnaround.

During the remainder of 1996, management expects olefins supply and demand fundamentals to be more favorable than in the latter part of 1995 and early 1996 with demand growth exceeding capacity additions and less significant downstream inventory corrections. Management believes that if demand growth in 1996 is sustained at average historic levels, olefins market conditions will continue to improve. However, olefins profitability will continue to be negatively impacted if feedstock costs remain high.

Methanol business conditions returned to more typical levels in the latter part of 1995 and first six months of 1996 from the very favorable conditions that existed during the early part of 1995. Although methanol demand growth is still good and is expected to increase in 1996, substantial new capacity is expected in various parts of the world over the next few years. While the Company expects its methanol business to remain profitable, it is not likely that methanol profitability will return in the near-term to the high levels of late 1994 and early 1995.

On July 27, 1996, the Company experienced a fire at its Channelview Facility due to a rupture in a pipeline owned and operated by ARCO Pipe Line Company ("ARCO Pipe Line"). Although no operating units were directly involved in the fire, the damage to the pipeline and electrical systems forced the Company to shut down the entire Channelview Facility. Although the Company and ARCO Pipe Line are still evaluating the cost of the damage to their respective facilities, the Company believes that the physical damage to the two companies' facilities on Lyondell's plant site could be in the $10 million to $15 million range and that the potential negative impact on Lyondell's after-tax earnings could be in the $20 million to $25 million range. Certain of the units at the Channelview Facility have been brought back into operation and the olefins units are in startup mode. The Channelview Facility is currently expected to be fully operational within the next several days. A number of factors, including the full extent of the damage to all the facilities, the availability of repair materials and the Company's ability to find alternatives to meet customer needs, will impact the Company's ability to mitigate the financial impact on the Company's business. In addition, the estimates contained herein are based on preliminary information and do not take into account the potential effects of any insurance coverage or contributions to costs by other parties that may be available to offset such costs.

During the first six months of 1996, profit performance from refined products benefited from high processing rates of heavy Venezuelan crude oil. However, this improvement was mostly offset by lower margins due to rising feedstock costs for the approximately 40 percent of crude oil runs not covered by the Crude Supply Contract. Aromatics are in a weaker environment entering the third quarter of 1996 due to lower margins resulting from higher feedstock costs and continuing sales price decreases for paraxylene.

Management believes that the Company has improved its refining business with the formation of LCR and the resulting benefits of the Crude Supply Contract and Products Agreement. These arrangements are designed to diminish the impact of market volatility and stabilize cash flows at attractive levels relative to historic performance. However, management expects that startups, shutdowns, revamps and tie-ins to the existing facilities will continue to affect LCR's operating efficiency and profitability as various units of the Upgrade Project approach completion during the remainder of 1996 and early 1997. LCR's near-term results are expected to reflect a continuing decline in aromatics margins. Until the Upgrade Project is operational in early 1997, the 40 percent of LCR's crude oil volume which is not purchased under the Crude Supply Contract continues to be sensitive to market conditions. The poor market conditions that have characterized the Gulf Coast refining business for the past several years have generally continued in 1996.

Profitability and cash flows for the petrochemical and refining businesses are affected by industry supply and demand, feedstock cost volatility, capital expenditures required to meet more stringent environmental standards, repair and maintenance costs and downtime of production units due to maintenance turnarounds. Turnarounds on major units can have significant financial impacts due to the associated loss of production, resulting in lower profitability. LCR plans to perform a turnaround of its fluid catalytic cracking unit in the fourth quarter of 1996.

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


                           __________________________

Certain of the statements in this Form 10-Q are forward-looking statements that involve risks and uncertainties and the factors described herein could cause actual results to differ materially from the estimates contained herein. Management cautions against projecting any future results based on present or prior earnings levels because of the cyclical nature of the refining and petrochemical industries and uncertainties associated with the United States and worldwide economies and current and potential United States governmental regulatory actions .

                          PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

1. There have been no material developments with respect to the Company's legal proceedings previously reported in the 1995 Annual Report on Form 10-K and March 31, 1996 Form 10-Q.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

           4.7(a) Amendment No. 1 to the Lyondell Petrochemical Company $400,000,000 Amended and Restated Credit Agreement.

          10.15     Restricted Stock Plan for Non-Employee Directors.


          27        Financial Data Schedule.

      (b)  Reports on Form 8-K

           The following Current Reports on Form 8-K were filed during the quarter ended June 30, 1996 and through the date hereof.

  Date of Report  Item No.  Financial Statements
  --------------  --------  --------------------


  July 29, 1996      5             None

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               Lyondell Petrochemical Company
                                                         (Registrant)


Dated:   August 13, 1996                               JOSEPH M. PUTZ
                                                  -------------------------
                                                         (Signature)
                                                       Joseph M. Putz
                                                     Vice President and
                                                          Controller
                                                      (Duly Authorized
                                                         Officer and
                                                    Principal Accounting
                                                          Officer)