Form 10-Q
period 1996-09-30
LYONDELL PETROCHEMICAL CO
filed 1996-11-14
CIK 842635

   -------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -----------

                                   FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period ended September 30, 1996.

                                       OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

   For the Transition Period from . . . . . . . . . . to . . . . . . . . . .

Commission file number 1-10145

                                  -----------

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

                                  -----------

                                 Not Applicable
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____
                                             ---
     Number Of Shares Of Common Stock, $1.00 Par Value, Outstanding As Of September 30, 1996: 80,000,000

   -------------------------------------------------------------------------

                        PART I.  FINANCIAL INFORMATION

                        LYONDELL PETROCHEMICAL COMPANY

                 CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                       CONSOLIDATED STATEMENTS OF INCOME

                                                            FOR THE THREE MONTHS     FOR THE NINE MONTHS
                                                             ENDED SEPTEMBER 30      ENDED SEPTEMBER 30
                                                            --------------------     --------------------
MILLIONS OF DOLLARS EXCEPT PER SHARE AMOUNTS                   1996        1995         1996       1995
--------------------------------------------                --------    --------     ---------   --------
SALES AND OTHER OPERATING REVENUES:
     Unrelated parties                                        $1,179      $1,168        $3,446     $3,523
     Related parties                                              68          81           205        270
                                                            --------    ---------    ----------  ---------
                                                               1,247       1,249         3,651      3,793
OPERATING COSTS AND EXPENSES:
     Cost of sales
          Unrelated parties                                    1,063         955         3,120      2,828
          Related parties                                         56          56           180        175
     Selling, general and administrative expenses                 57          55           174        148
                                                            --------    ---------    ----------  ---------
                                                               1,176       1,066         3,474      3,151
                                                            --------    ---------    ----------  ---------

     Operating income                                             71         183           177        642

Interest expense                                                 (18)        (20)          (61)       (59)
Interest income                                                    1          --             3          5
Minority interest in LYONDELL-CITGO
     Refining Company Ltd.                                         1          (4)           (3)       (12)
                                                            --------    ---------    ----------  ---------

     Income before income taxes                                   55         159           116        576

Provision for income taxes                                        20          59            42        214
                                                            --------    ---------    ----------  ---------

     NET INCOME                                               $   35      $  100        $   74     $  362
                                                            --------    ---------    ----------  ---------

     EARNINGS PER SHARE                                       $  .43      $ 1.25        $  .92     $ 4.52
                                                            ========    =========    ==========  =========

                See notes to consolidated financial statements.

                        LYONDELL PETROCHEMICAL COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                                    SEPTEMBER 30   DECEMBER 31
MILLIONS OF DOLLARS                                    1996           1995
-------------------                                --------------  ------------
ASSETS
Current assets:
     Cash and cash equivalents                          $    32       $     3
     Restricted cash and cash                               - -             7
      equivalents
     Accounts receivable:
          Trade                                             366           340
          Related parties                                    20            22
     Inventories                                            269           265
     Prepaid expenses and other current                      29            41
      assets                                       --------------  ------------
          Total current assets                              716           678
                                                   --------------  ------------
Property, plant and equipment                             4,255         3,804
Less accumulated depreciation and                        (2,050)       (1,990)
 amortization                                      --------------  ------------

                                                          2,205         1,814

Deferred charges and other assets                           150           114
                                                   --------------  ------------

Total assets                                            $ 3,071       $ 2,606
                                                   ==============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable:
          Trade                                         $   333       $   358
          Related parties                                     3             1
     Notes payable                                          133           103
     Current maturities of long-term debt                   112           150
     Other accrued liabilities                              103           138
                                                   --------------  ------------
          Total current liabilities                         684           750
Long-term debt                                            1,177           807
Other liabilities and deferred credits                      105            95
Deferred income taxes                                       139           115
Commitments and contingencies
Minority interest in LYONDELL-CITGO                         569           459
 Refining Company Ltd.
Stockholders' equity:
     Preferred stock, $.01 par value,
      80,000,000 shares
       authorized, none outstanding
     Common stock, $1 par value,
      250,000,000 shares
       authorized, 80,000,000 issued                         80            80
        and outstanding
     Additional paid-in capital                             158           158
     Retained earnings                                      159           142
                                                   --------------  ------------
          Total stockholders' equity                        397           380
                                                   --------------  ------------

Total liabilities and stockholders' equity              $ 3,071       $ 2,606
                                                   ==============  ============

                See notes to consolidated financial statements.

                         LYONDELL PETROCHEMICAL COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      FOR THE NINE MONTHS
                                                                        ENDED SEPTEMBER 30
                                                                      --------------------
MILLIONS OF DOLLARS                                                       1996      1995
-------------------                                                   ----------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                           $  74      $ 362
     Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation and amortization                                      78         61
          Deferred income taxes                                              20          2
          Increase in accounts receivable                                   (24)        (5)
          Increase in inventories                                            (3)       (84)
          Increase in accounts payable                                        9         14
          Net change in other working capital accounts                      (19)        (7)
          Minority interest                                                   3         12
          Other                                                             (42)       (10)
                                                                      ----------  --------
            Net cash provided by operating activities                        96        345
                                                                      ----------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant and equipment                            (488)      (781)
     Proceeds from sales of short-term investments                           76         --
     Purchases of short-term investments                                    (76)        --
                                                                      ----------  --------
        Net cash used in investing activities                              (488)      (781)
                                                                      ----------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Minority owner contribution                                            106        147
     Net change in short-term debt                                           30        155
     Borrowings of long-term debt                                           482        175
     Repayments of long-term debt                                          (150)       (10)
     Dividends paid                                                         (54)       (54)
                                                                      ----------  --------
        Net cash provided by financing activities                           414        413
                                                                      ----------  --------

INCREASE (DECREASE) IN CASH, RESTRICTED CASH AND CASH EQUIVALENTS            22        (23)
Cash, restricted cash and cash equivalents at beginning of period            10         94
                                                                      ----------  --------
Cash, restricted cash and cash equivalents at end of period               $  32      $  71
                                                                      ==========  ========

                See notes to consolidated financial statements.

                         LYONDELL PETROCHEMICAL COMPANY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



1.   BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 1995 included in the Lyondell Petrochemical Company ("Company" or "Lyondell") 1995 Annual Report and the Annual Report on Form 10-K and prior quarterly reports on Form 10-Q pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Certain amounts from prior periods have been reclassified to conform to the current period presentation.


2.   COMPANY OPERATIONS

The Company operates in two business segments: petrochemicals and refining. The petrochemicals segment manufactures a wide variety of petrochemicals including olefins, polymers, methanol, MTBE and aromatics produced at the Channelview petrochemical facility ("Channelview Facility"). The Company's petrochemical products are used primarily in the manufacture of other chemicals and products, which in turn are used in the production of a wide variety of consumer and industrial products. The refining segment operates primarily through the Company's interest in LYONDELL-CITGO Refining Company Ltd. ("LCR"), a Texas limited liability company that is owned by subsidiaries of Lyondell and CITGO Petroleum Corporation ("CITGO"), which manufactures refined petroleum products, including gasoline, heating oil, jet fuel, aromatics and lubricants.

3.   INVENTORIES

The categories of inventory and their recorded values at September 30, 1996 and December 31, 1995 were:

               MILLIONS OF DOLLARS       1996      1995
               -------------------     -------    ------
               Crude oil                 $  23    $  55
               Refined products             49       33
               Petrochemicals              152      135
               Materials and supplies       45       42
                                       -------    -----
                   Total inventories     $ 269    $ 265
                                       =======    =====

4.   RESTRICTED FUNDS

As of September 30, 1996 and December 31, 1995, cash in the amount of less than $1 million and $7 million, respectively, was restricted for use in connection with LCR capital projects, including the upgrade project ("Upgrade Project") at the Houston, Texas refinery ("Refinery") and other expenditures as determined by the LCR owners. Presented below is a reconciliation of changes in restricted funds for the nine-month period ended September 30, 1996.

               MILLIONS OF DOLLARS
               -------------------
               Restricted cash and cash equivalents at
                December 31, 1995                           $   7
               Minority owner investments:
                Contributions                                 106
                Distributable cash reinvested                  11
               Lyondell investments:
                Loan for Upgrade Project                       91
                Other loans                                    22
                Contributions                                   8
               Proceeds from bank loan                        182
               Additions to fixed assets:
                Upgrade Project                              (387)
               Refining segment - other                       (40)
                                                          ---------
               Restricted cash and cash equivalents at
                September 30, 1996                          $  --
                                                          =========

5.   ACQUISITION OF ALATHON(R) HIGH-DENSITY POLYETHYLENE BUSINESS

On May 1, 1995, the Company acquired the assets associated with Occidental Chemical Corporation's Alathon(R) high-density polyethylene ("HDPE") business ("ALATHON Business") for $356 million including certain direct costs, plus approximately $64 million for inventory. Assets involved in the purchase include resin production facilities at Victoria and Matagorda, Texas, associated research and development activities and the rights to the Alathon(R) trademark. These facilities have a combined annual production capacity of approximately 1.5 billion pounds of HDPE. The Company financed the acquisition from internal cash and $230 million of short-term borrowings from its existing financing arrangements.

The following unaudited pro forma information combines the results of operations of the Company and the ALATHON Business for the nine months ended September 30, 1995 and assumes that the acquisition of the ALATHON Business occurred on January 1, 1995. This unaudited pro forma information may not be indicative of results that would have actually resulted if this transaction had occurred on January 1, 1995 or which may be obtained in the future.



                                                             FOR THE NINE
          MILLIONS OF DOLLARS EXCEPT PER SHARE AMOUNTS       MONTHS ENDED
          --------------------------------------------       SEPTEMBER 30
                                                                 1995
                                                            --------------
          Sales and other operating revenues                   $3,987
          Net income                                              382
          Earnings per share                                     4.78

6.   FINANCING ARRANGEMENTS

As of September 30, 1996, LCR was not in compliance with the financial ratio covenant of adjusted average debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") contained in LCR's $450 million five-year term credit facility and its $70 million 364-day revolving working capital credit facility (together the "LCR

Credit Facilities"). Effective as of November 12, 1996, the LCR Credit Facilities were amended. The substance of these amendments was to replace the adjusted average debt to EBITDA covenant and one additional financial covenant with a covenant to maintain a minimum EBITDA. The amendments were retroactively effective as of the noncompliance date and will continue through June 30, 1997. As a result of these amendments, LCR is currently in compliance with the terms of the LCR Credit Facilities.


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

ARCO has indemnified the Company under the Cross-Indemnity Agreement with respect to other claims or liabilities and other matters of litigation not related to the assets or business included in the Company's consolidated financial statements. ARCO has also indemnified the Company for all federal taxes which might be assessed upon audit of the operations of the Company included in the ARCO consolidated income tax returns prior to January 12, 1989 and for all state and local taxes for the period prior to July 1, 1988.

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

As of September 30, 1996, the Company has accrued $17 million related to CERCLA, RCRA and TNRCC assessment and remediation costs, of which $5 million is included in current liabilities while the remaining amounts are expected to be incurred over the next two to seven years. In the opinion of management, there is currently no material range of loss in excess of the amount accrued. However, it is possible that new information about the sites for which the reserve has been established, new technology or future developments such as involvement in other CERCLA, RCRA, TNRCC or other comparable state law investigations, could require the Company to reassess its potential exposure related to environmental matters.

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


8.   DIVIDENDS

The Company paid regular quarterly dividends of $.225 per share of common stock during the first, second and third quarters of 1996. Additionally, on October 18, 1996, the Board of Directors declared a regular quarterly dividend of $.225 per share of common stock, payable December 15, 1996 to stockholders of record on November 25, 1996.


9.   EARNINGS PER SHARE

Earnings per share for all periods presented are computed based on the weighted average number of shares outstanding for the periods, which was 80,000,000 shares.


10.  CAPITALIZED INTEREST

The Company's policy is to capitalize interest cost incurred on debt during the construction of major projects that exceed one year. Total interest cost incurred during the three months and the nine months ended September 30, 1996 were approximately $28 million and $84 million, respectively, of which approximately $10 million and $23 million, respectively, were capitalized. Total interest cost incurred during the three months and the nine months ended September 30, 1995 were approximately $21 million and $61 million, respectively. Approximately $1 million and $2 million were capitalized during the three months and the nine months ended September 30, 1995, respectively.


11.  ARCO PIPE LINE FIRE

On July 27, 1996, the Company experienced a fire at its Channelview Facility due to a rupture in a pipeline owned and operated by ARCO Pipe Line Company ("ARCO Pipe Line"). Although no operating units were directly involved in the fire, the damage to the pipeline and electrical systems forced the Company to shut down the entire Channelview Facility for several days and the olefins units for two weeks. The impact of the fire to third quarter operating income primarily consisted of lost profits estimated in excess of $30 million due to business interruptions. This loss was below the Company's insurance deductible. However, the Company is pursuing recovery of the loss from ARCO Pipe Line. The Company is unable to predict the amount, if any, of such a recovery. The Channelview Facility is currently fully operational.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


GENERAL

Lyondell Petrochemical Company ("Company" or "Lyondell") operates in two business segments: petrochemicals and refining. The petrochemical segment consists of olefins including ethylene, propylene, butadiene, butylenes and specialty products; polymers including polypropylene, high-density polyethylene ("HDPE") and low-density polyethylene; aromatics produced at the Channelview petrochemical facility ("Channelview Facility") including benzene and toluene; methanol; methyl tertiary butyl ether ("MTBE"); and refinery blending stocks.

On May 1, 1995, the Company acquired from Occidental Chemical Corporation resin production facilities at Victoria and Matagorda, Texas, with a combined annual production capacity of approximately 1.5 billion pounds of HDPE, associated research and development activities and the rights to the Alathon(R) trademark ("ALATHON Business"). See Note 5 of" NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)".

The refining segment consists of refined petroleum products, including gasoline, heating oil and jet fuel; aromatics produced at the Houston, Texas refinery ("Refinery") including benzene, toluene, paraxylene and orthoxylene; lubricants, including industrial and motor oils; olefins feedstocks; and crude oil resales.

On July 1, 1993, Lyondell and CITGO Petroleum Corporation ("CITGO") announced the commencement of operations of LYONDELL-CITGO Refining Company Ltd. ("LCR"), a Texas limited liability company owned by subsidiaries of the Company and CITGO. LCR owns and operates the refining business formerly owned by the Company. LCR is undertaking a major upgrade project at the Refinery to enable the facility to process substantial additional volumes of very heavy crude oil ("Upgrade Project"). CITGO is providing a major portion of the funds for the Upgrade Project, which through September 30, 1996 totaled cash contributions of approximately $434 million including cash contributions for the carrying costs of the construction debt. In addition, through September 30, 1996, CITGO has contributed $100 million and reinvested approximately $39 million of cash distributions for funding other capital projects. Lyondell currently expects the cost of the Upgrade Project to be approximately $1.1 billion. Lyondell expects to fund one-half of costs in excess of $1 billion in the form of subordinated loans. The Upgrade Project is expected to be operational by the end of the first quarter of 1997.

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

The following table sets forth sales volumes for the Company's major products for the periods indicated. Sales volumes include production, purchases of products for resale, propylene production from the product flexibility unit, products received on exchange and draws from inventory.

                                                      FOR THE THREE        FOR THE NINE
                                                          MONTHS              MONTHS
                                                    ENDED SEPTEMBER 30   ENDED SEPTEMBER 30
                                                  --------------------   ------------------
                                                      1996      1995       1996     1995
                                                  ---------  ----------   ------- --------
SELECTED PETROCHEMICAL PRODUCTS
 (MILLIONS)
     (EXCLUDING INTERSEGMENT SALES):
Ethylene, propylene and polymers (lbs.)            1,678     1,749         5,236    5,113
Other olefins (lbs.)                                 241       251           738      823
Methanol (gallons)                                    52        49           156      145
Aromatics (gallons)                                   40        39           124      118

REFINED PRODUCTS (THOUSAND BARRELS PER
 DAY) (EXCLUDING INTERSEGMENT SALES):
Gasoline                                             100       112           107      108
Heating oil (no. 2 distillate)                        48        47            47       50
Jet fuel                                              23        29            25       30
Aromatics                                              8         7             7        8
Other refined products                                54        57            54       56
                                                  ---------  ----------   ------- --------
   Total refined products volumes                    233       252           240      252
                                                  =========  ==========   ======= ========

Summarized below is the segment data for the Company. Intersegment sales between the petrochemical and refining segments include olefins feedstocks and benzene produced at the Refinery and gasoline blending stocks produced at the Channelview Facility and were made at prices that were based on current market values.

                                                    FOR THE THREE MONTHS  FOR THE NINE MONTHS
                                                     ENDED SEPTEMBER 30   ENDED SEPTEMBER 30
                                                  ----------------------  -------------------
(MILLIONS OF DOLLARS)                                 1996       1995       1996       1995
---------------------                             ------------  ---------  ---------  -------
SALES AND OTHER OPERATING REVENUES:
  Petrochemical segment                               $  681     $  687     $1,873    $2,102
  Refining segment                                       649        644      2,044     1,982
  Intersegment sales                                     (83)       (82)      (266)     (291)
                                                  ------------  ---------  ---------  -------
                                                      $1,247     $1,249     $3,651    $3,793
                                                  ============  =========  =========  =======
COST OF SALES:
  Petrochemical segment                               $  558     $  498     $1,593    $1,455
  Refining segment                                       644        595      1,973     1,839
  Intersegment purchases                                 (83)       (82)      (266)     (291)
                                                  ------------  ---------  ---------  -------
                                                      $1,119     $1,011     $3,300    $3,003
                                                  ============  =========  =========  =======
SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES:
  Petrochemical segment                               $   28     $   26     $   83    $   58
  Refining segment                                        15         14         48        43
  Unallocated                                             14         15         43        47
                                                  ------------  ---------  ---------  -------
                                                      $   57     $   55     $  174    $  148
                                                  ============  =========  =========  =======
OPERATING INCOME:
  Petrochemical segment                               $   95     $  163     $  197    $  589
  Refining segment                                       (10)        35         23       100
  Unallocated                                            (14)       (15)       (43)      (47)
                                                  ------------  ---------  ---------  -------
                                                      $   71     $  183     $  177    $  642
                                                  ============  =========  =========  =======

Summarized below are intersegment sales for the two segments.

                             FOR THE THREE       FOR THE NINE
                                 MONTHS             MONTHS
                           ENDED SEPTEMBER 30   ENDED SEPTEMBER 30
                         --------------------  -------------------
(MILLIONS OF DOLLARS)        1996      1995       1996     1995
---------------------    ----------  --------  --------- --------
  Petrochemical segment       $  53     $  49     $ 154    $ 150
  Refining segment               30        33       112      141
                         ----------  --------  --------- -------
                              $  83     $  82     $ 266    $ 291
                         ==========  ========  ========= =======

RESULTS OF OPERATIONS


OVERVIEW

Net income for the third quarter of 1996 was $35 million or $.43 per share compared to a net income of $100 million or $1.25 per share for the third quarter of 1995. The $65 million decrease was primarily due to lower sales margins for olefins and aromatics.

Net income was $20 million higher for the third quarter of 1996 compared to the second quarter of 1996. This increase was primarily caused by higher sales margins for polymers and olefins, partially offset by lower sales margins for aromatics. The third quarter of 1996 was negatively impacted by business interruption due to a fire at the Channelview Facility in a pipeline that is owned and operated by ARCO Pipe Line Company ("ARCO Pipe Line"). See Note 11 of "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)."

Net income for the first nine months of 1996 was $74 million or $.92 per share compared to a net income of $362 million or $4.52 per share for the first nine months of 1995. The $288 million decrease was primarily due to lower sales margins for olefins, methanol and aromatics.


PETROCHEMICAL SEGMENT

REVENUES Sales and other operating revenues, including intersegment sales, were $681 million in the third quarter of 1996 compared to $687 million in the third quarter of 1995, a decline of $6 million. Sales and other operating revenues were $229 million lower in the first nine months of 1996 compared to the first nine months of 1995. This decrease was primarily due to lower olefins sales prices and volumes and lower methanol sales prices, partially offset by higher sales of HDPE resulting from the acquisition of the ALATHON Business on May 1, 1995. Compared to the first part of 1995, which was a period of strong market conditions for petrochemicals generally, sales prices for petrochemicals during the current periods were lower due to a decline in market conditions which began in the latter part of 1995. This decline was due to additional olefins capacity that came onstream in 1995, slower economic growth and inventory corrections in olefins derivatives. Additionally, methanol sales prices were lower during the first nine months of 1996 compared to the same period in 1995 due to the slower economic growth and higher industry supply.

COST OF SALES Cost of sales was $558 million in the third quarter of 1996 compared to $498 million in the third quarter of 1995, an increase of $60 million. This increase was primarily due to higher olefins feedstock costs which reflects higher crude oil and refined products prices.

Cost of sales was $138 million higher during the first nine months of 1996 compared to the first nine months of 1995. This increase was primarily due to the addition of the ALATHON Business and the higher olefins feedstock prices.

SELLING EXPENSES Selling expenses for the first nine months of 1996 were $83 million, an increase of $25 million compared to the first nine months of 1995. This increase was primarily caused by selling expenses associated with the ALATHON business acquired in May 1995.

OPERATING INCOME On June 2, 1996, the Company's Mont Belvieu, Texas terminal experienced a fire. The before-tax impact of the fire to second quarter operating income was approximately $2 million for equipment write-off and repair costs plus additional lost profits due to business interruption, all of which were below the Company's insurance deductible. On July 27, 1996, the fire at the Channelview Facility in a pipeline that is owned and operated by ARCO Pipe Line forced a shut down of the olefins units for approximately two weeks and other units for several days. The impact of the fire to third quarter operating income primarily consisted of lost profits estimated in excess of $30 million due to business interruptions. This loss was below the Company's insurance deductible. However, the Company is pursuing recovery of the loss from ARCO Pipe Line. The Company is unable to predict the amount, if any, of such a recovery.

Operating income for the third quarter of 1996 was $95 million compared to $163 million in the third quarter of 1995. The $68 million decrease was primarily due to lower olefins sales margins, partially offset by higher polymers sales margins. The lower olefins sales margins during the third quarter of 1996 compared to the third quarter of 1995 resulted primarily from higher petroleum based feedstock costs which were caused by the higher industry petroleum prices. Also contributing to the lower olefins sales margins were lower sales prices which were due to the decline in market conditions which began in the third quarter of 1995. Polymers sales margins were higher primarily due to increases in polymers sales prices, particularly HDPE, as a result of strong demand and low industry inventories.

Operating income for the third quarter of 1996 compared to the second quarter of 1996 increased $42 million. This improvement was primarily due to higher polymers and olefins sales margins. The higher polymers sales margins were due to higher prices caused by increased demand, both domestic and international. Olefins sales margins increased due to higher sales prices resulting from improved markets which more than offset the impacts of the higher feedstock costs and the shut down of the Channelview Facility due to the ARCO Pipe Line fire.

Operating income for the first nine months of 1996 was $197 million compared to $589 million for the first nine months of 1995. The $392 million decrease was primarily due to lower sales margins for olefins and methanol. The lower olefins sales margins during the first nine months of 1996 compared to the first nine months of 1995 primarily resulted from lower sales prices and higher feedstock costs. Olefins sales prices were lower due to the decline in market conditions which began in the third quarter of 1995. Higher olefins feedstock costs resulted from the higher industry petroleum prices. Methanol sales margins were lower due to a significant decline in prices which began late in the first quarter of 1995 due to slower growth in MTBE-related demand for reformulated gasoline and an increase in methanol supply.


REFINING SEGMENT

REVENUES Sales and other operating revenues for the third quarter of 1996 were $649 million, an increase of $5 million compared to the third quarter of 1995. Sales and other operating revenues for the first nine months of 1996 were $2.0 billion, an increase of $62 million compared to the first nine months of 1995. These increases were primarily due to higher sales prices for light refined products and crude oil resales which were caused by higher industry petroleum prices, partially offset by lower orthoxylene and paraxylene prices.
Orthoxylene prices were at historical highs during the first half of 1995 before returning to a more normal level in the fourth quarter of 1995 due to increased production and lower demand which was further impacted by customers' inventory reductions. The decline in paraxylene prices began in the second quarter of 1996 due to additional capacity and continued customers' inventory reductions in the polyethylene terephthalate (PET) and polyester fibers businesses.

COST OF SALES Cost of sales was $644 million during the third quarter of 1996 compared to $595 million during the third quarter of 1995, an increase of $49 million. Cost of sales was $2.0 billion during the first nine months of 1996, an increase of $134 million compared to the first nine months of 1995. These increases were primarily caused by higher crude oil and other petroleum feedstock costs and higher cost for crude oil that was resold due to higher industry crude oil prices.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses were $1 million higher in the third quarter of 1996 compared to the third quarter of 1995 and were $5 million higher during the first nine months of 1996 compared to the first nine months of 1995. The increase for the nine month period was primarily due to higher employee compensation and various outside consulting services.

OPERATING INCOME Operating loss for the third quarter of 1996 was $10 million compared to an operating income of $35 million for the third quarter of 1995. The $45 million decrease was primarily due to lower aromatics margins. Margins were lower in 1996 primarily due to the significantly lower sales prices and to the higher industry petroleum feedstock costs.

Operating income for the third quarter of 1996 compared with the second quarter of 1996 decreased $15 million. This decrease in operating income was primarily due to lower paraxylene sales margins. The lower paraxylene sales margins were primarily due to the lower paraxylene sales prices.

Operating income for the first nine months of 1996 was $23 million compared to $100 million for the first nine months of 1995. The $77 million decrease was primarily due to lower aromatics and refined products sales margins and to higher period costs. Overall, aromatics sales margins were lower in 1996 primarily due to generally lower sales prices, particularly orthoxylene.
Refined products sales margins decreased due to higher crude oil and other feedstock prices which more than offset higher refined product sales prices. Refinery period costs were higher due to higher personnel compensation, property taxes and depreciation, partially offset by lower maintenance expenses.


UNALLOCATED

GENERAL AND ADMINISTRATIVE EXPENSES General and administrative expenses were $1 million lower in the third quarter of 1996 compared to the third quarter of 1995 and were $4 million lower in the first nine months of 1996 compared to the first nine months of 1995. These decreases were primarily due to a reduced charge for management incentive compensation and lower materials, supplies and equipment expense.

INTEREST EXPENSE Interest expense was $2 million lower during the third quarter of 1996 compared to the third quarter of 1995 due to higher capitalization of interest related to the Upgrade Project. Interest expense was $2 million higher during the first nine months of 1996 compared to the first nine months of 1995. The higher interest expense was primarily due to a net increase in debt outstanding resulting from the issuance of new debt in February 1996.

INCOME TAX The effective income tax rate during the third quarter of 1996 and during the first nine months of 1996 was 35.8 percent and 36.1 percent, respectively. State income tax was the primary difference between the effective tax rates and the 35 percent federal statutory rate.

FINANCIAL CONDITION

Lyondell's cash provided by operating activities was $96 million in the first nine months of 1996 compared to cash provided of $345 million during the first nine months of 1995. This $249 million decrease in cash flow from operating activities is attributable to the $288 million decrease in net income, partially offset primarily by changes in working capital.

Cash used in investing activities during the first nine months of 1996 consisted of capital expenditures of $488 million, of which $387 million was for the Upgrade Project at the Refinery, $26 million was for environmentally related projects primarily at the Refinery and $75 million was for other projects at the various petrochemical facilities and at the Refinery. Upgrade Project expenditures during the first nine months of 1996 were funded by $182 million from external borrowings by LCR, $106 million of contributions by CITGO, the minority owner of LCR, and $91 million from Lyondell in the form of subordinated loans to LCR. The $8 million excess of cash expenditures over funding for the Upgrade Project was provided by funds held in a restricted cash account.

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

As of September 30, 1996, LCR was not in compliance with the financial ratio covenant of adjusted average debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") contained in LCR's $450 million five-year term credit facility and its $70 million 364-day revolving working capital credit facility (together the "LCR Credit Facilities"). Effective as of November 12, 1996, the LCR Credit Facilities were amended. The substance of these amendments was to replace the adjusted average debt to EBITDA covenant and one additional financial covenant with a covenant to maintain a minimum EBITDA. The amendments were retroactively effective as of the noncompliance date and will continue through June 30, 1997. As a result of these amendments, LCR is currently in compliance with the terms of the LCR Credit Facilities.

The Mont Belvieu terminal fire on June 2, 1996 will result in an approximate $13 million capital expenditure to replace damaged equipment. As a result, the Company has deferred certain capital expenditures with the overall impact of increasing the 1996 capital budget by $8 million, to $133 million, excluding expenditures for the upgrade project at the Refinery.

The Company paid regular quarterly dividends of $.225 per share of common stock during the first, second and third quarters of 1996. Additionally, on October 18, 1996, the Board of Directors declared a regular quarterly dividend of $.225 per share of common stock, payable December 15, 1996 to stockholders of record on November 25, 1996.


CURRENT BUSINESS OUTLOOK

A strengthening economy provided an improved environment for polymers and olefins during the third quarter of 1996 compared to the earlier part of 1996. This improvement was partially offset by higher olefins feedstock costs and the shut down of the Channelview Facility for two weeks during the third quarter due to the ARCO Pipe Line fire which occurred during July 1996.

During the remainder of 1996, management expects that olefins supply and demand fundamentals will continue to be more favorable than in the latter part of 1995 with demand growth exceeding capacity additions and less significant downstream inventory corrections. However, olefins profitability continues to be negatively impacted by higher feedstock costs. Polymers demand is beginning to show signs of weakening in the fourth quarter.

Methanol business conditions returned to more typical levels in the latter part of 1995 and first nine months of 1996 from the very favorable conditions that existed during the early part of 1995. Although methanol demand growth is still good, natural gas feedstock prices are rising because of winter seasonal demand, and substantial new capacity is expected in various parts of the world over the next few years. While the Company expects its methanol business to remain profitable, it is not likely that methanol profitability will return in the near-term to the high levels of late 1994 and early 1995.

During the first nine months of 1996, profit performance from refined products benefited from high processing rates of heavy Venezuelan crude oil. However, this improvement was offset by lower margins due to rising feedstock costs for the crude oil runs not covered by the Crude Supply Contract. Operating rates for the crude oil purchased outside the Crude Supply Agreement were reduced significantly in the third quarter due to poor economics. Management does not expect industry margins to improve in the fourth quarter, and profit performance will be further negatively impacted by the planned maintenance turnaround on the fluid catalytic cracking unit during the fourth quarter of 1996. Aromatics are in a weaker environment entering the fourth quarter of 1996 due to lower margins resulting from higher feedstock costs and continuing sales price decreases for paraxylene.

Management believes that the Company has improved its refining business with the formation of LCR and the resulting benefits of the Crude Supply Contract and Products Agreement. These arrangements are designed to diminish the impact of market volatility and stabilize cash flows at attractive levels relative to historic performance. However, management expects that startups, shutdowns, revamps and tie-ins to the existing facilities will continue to affect LCR's operating efficiency and profitability as various units of the Upgrade Project approach completion during the remainder of 1996 and early 1997. Until the Upgrade Project is operational, which is expected to occur by the end of the first quarter of 1997, LCR's crude oil volume which is not purchased under the Crude Supply Contract continues to be sensitive to market conditions. The poor market conditions that have characterized the Gulf Coast refining business for the past several years have continued in 1996.

Profitability and cash flows for the petrochemical and refining businesses are affected by industry supply and demand, feedstock cost volatility, capital expenditures required to meet more stringent environmental standards, repair and maintenance costs and downtime of production units due to maintenance turnarounds. Turnarounds on major units can have significant financial impacts due to the associated loss of production, resulting in lower profitability. LCR plans to perform a turnaround of its fluid catalytic cracking unit in the fourth quarter of 1996, and a turnaround of the Company's Matagorda HDPE plant is planned to begin during the first quarter of 1997.

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

Certain of the statements in this Current Business Outlook Section are forward-looking statements that involve risks and uncertainties, and the factors described herein could cause actual results to differ materially from the estimates contained herein.

                           __________________________

Management cautions against projecting any future results based on present or prior earnings levels because of the cyclical nature of the refining and petrochemical industries and uncertainties associated with the United States and worldwide economies and current and potential United States governmental regulatory actions.

                          PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

1. There have been no material developments with respect to the Company's legal proceedings previously reported in the 1995 Annual Report on Form 10-K or subsequent Quarterly Reports on Form 10-Q.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               4.5(b) Amendment No. 2 to the LYONDELL-CITGO Refining Company Ltd. $70,000,000 Credit Agreement.

               4.6(b) Amendment No. 2 to the LYONDELL-CITGO Refining Company Lt. $450,000,000 Credit Agreement.

               27         Financial Data Schedule.

          (b)  Reports on Form 8-K

               The following Current Reports on Form 8-K were filed during the quarter ended September 30, 1996 and through the date hereof.

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



                                            Lyondell Petrochemical Company
                                                      (Registrant)


Dated:   November 13, 1996                           JOSEPH M. PUTZ
                                            --------------------------------
                                                          (Signature)
                                                         Joseph M. Putz
                                                   Vice President and Controller
                                                   (Duly Authorized Officer and
                                                   Principal Accounting Officer)