Form 10-K405
period 1996-12-31
LYONDELL PETROCHEMICAL CO
filed 1997-03-21
CIK 842635

=============================================================================

                                     1996

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
                            -----------------------
               (MARK ONE)
         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         COMMISSION FILE NUMBER 1-10145

                        LYONDELL PETROCHEMICAL COMPANY
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                           ------------------------
          DELAWARE                                            95-4160558
     (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

      1221 MCKINNEY STREET,                                    77010
     SUITE 1600, HOUSTON, TEXAS                             (ZIP CODE)
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (713) 652-7200

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                  NAME OF EACH EXCHANGE
               TITLE OF EACH CLASS                ON WHICH REGISTERED
               -------------------                ----------------------
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
                                 YES X NO
                                    ---  ---

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K.
                                  X
                                 ---

     THERE WERE 80,000,000 SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING ON DECEMBER 31, 1996. THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT ON FEBRUARY 28, 1997 BASED ON THE CLOSING PRICE ON THE NEW YORK STOCK EXCHANGE COMPOSITE TAPE ON THAT DATE, WAS $890,488,029.

                      DOCUMENTS INCORPORATED BY REFERENCE
THE REGISTRANT'S DEFINITIVE PROXY STATEMENT, WHICH WILL BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION WITHIN 120 DAYS AFTER DECEMBER 31, 1996 (INCORPORATED BY REFERENCE UNDER PART III).
================================================================================

                               TABLE OF CONTENTS
                                    PART I

 Item                                                             Page
 ----                                                             ----
1. and 2.    Business and Properties............................     1
             The Company's Business.............................     1
             Development of Business............................     1
             Summary Description of Business Segments...........     2
             PETROCHEMICALS SEGMENT.............................     2
             Overview - Petrochemicals Operations...............     2
             -- Feedstocks......................................     4
             -- Marketing, Sales and Distribution...............     4
             Overview - Polymers Operations.....................     5
             -- Feedstocks......................................     6
             -- Marketing, Sales and Distribution...............     6
             Competition and Industry Conditions................     6
             Capital Program and Business Strategies............     7
             Properties.........................................     7
             Research and Technology; Patents and Trademarks....     8
             Employee Relations.................................     9
             Finance Matters....................................     9
             Long-Term Debt and Financing Arrangements..........     9
             REFINING SEGMENT...................................    10
             Overview...........................................    10
             Upgrade Project....................................    11
             Management of LCR..................................    11
             Feedstocks.........................................    12
             Marketing and Sales................................    12
             Agreements between Lyondell and LCR................    13
             Competition and Industry Conditions................    13
             Capital Program....................................    13
             Properties.........................................    13
             Employee Relations.................................    13
             LCR Unsecured Revolving Credit Facility............    14
             Environmental Matters..............................    15
  3.         Legal Proceedings..................................    16
             Related Party Transactions.........................    19
             Executive Officers of the Registrant...............    20
             Description of Capital Stock.......................    21
  4.         Submission of Matters to a Vote of Security Holders    24

                                    PART II

  5.         Market for Registrant's Common Equity and Related
              Stockholder Matters...............................    24
  6.         Selected Financial Data............................    25
  7.         Management's Discussion and Analysis of Financial
              Condition and Results of Operations...............    25
  8.         Financial Statements and Supplementary Data........    36
  9.         Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure...............    60

                                    PART III

 10.         Directors and Executive Officers of the Registrant.    60
 11.         Executive Compensation.............................    60
 12.         Security Ownership of Certain Beneficial Owners and
              Management........................................    60
 13.         Certain Relationships and Related Transactions.....    60

 Item                                                             Page
 ----                                                             ----
                                    PART IV

14.          Exhibits, Financial Statement Schedules and Reports
              on Form 8-K.......................................    61

                                    PART I



ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

                            THE COMPANY'S BUSINESS

Lyondell Petrochemical Company ("Lyondell" or the "Company") operates in the petrochemicals and refining segments. The Company manufactures a wide variety of petrochemicals, including olefins, polyolefins, methyl tertiary butyl ether ("MTBE") and aromatics. The Company's petrochemicals products are used primarily in the manufacture of other chemicals and products, which in turn are used in the production of a wide variety of consumer and industrial products. Lyondell produces methanol through its interest in Lyondell Methanol Company, L.P., a Texas limited partnership ("Lyondell Methanol"). Through its interest in LYONDELL-CITGO Refining Company Ltd., a Texas limited liability company ("LCR") the Company produces refined petroleum products, including gasoline, low sulfur diesel, jet fuel, aromatics and lubricants ("lube oils"). LCR sells its principal refined products primarily to CITGO Petroleum Corporation ("CITGO").

DEVELOPMENT OF BUSINESS

From its formation in 1985 through June 1988, Lyondell operated as a division ("Lyondell Division") of Atlantic Richfield Company ("ARCO"). In July 1988, ARCO transferred the division's assets and liabilities along with additional pipeline assets, to its wholly owned subsidiary, Lyondell Petrochemical Company, a Delaware corporation, in exchange for additional shares of Lyondell Common Stock. In January 1989, ARCO completed an initial public offering of approximately 50.1 percent of the Company's Common Stock. In August 1994, ARCO completed an offering ("ARCO Note Offering") of three-year debt securities ("Exchangeable Notes") which are exchangeable upon maturity at September 15, 1997 into either Lyondell Common Stock or an equivalent cash value, at ARCO's option. If ARCO elects to exchange the Notes for shares of Lyondell Common Stock, ARCO's equity interest in Lyondell will be reduced or eliminated, depending on the price of Lyondell Common Stock at maturity of the Exchangeable Notes. For additional information, see "RELATED PARTY TRANSACTIONS". As of March 1, 1997, ARCO owned 39,921,400 shares of Lyondell Common Stock, representing 49.9 percent of the issued and outstanding Common Stock of the Company.

In February 1990, the Company acquired a polypropylene plant and a low-density polyethylene plant located in Pasadena, Texas ("Bayport Facility").

In July 1993, pursuant to agreements between the Company and CITGO (and its affiliates), the Company contributed its refining business, including the Houston, Texas refinery ("the Refinery"), the lube oil blending and packaging plant in Birmingport, Alabama and refining working capital to LCR. The Company retained a participation interest in LCR through its wholly owned subsidiary, Lyondell Refining Company. At December 31, 1996, the Company had an approximate 90 percent interest in LCR while CITGO held the remaining approximate 10 percent interest. Through December 31, 1996, the results of LCR's operations were consolidated into the Company's financial statements. LCR completed a major upgrade project (the "Upgrade Project") at the Refinery in the first quarter 1997. See "REFINING SEGMENT -- Upgrade Project". After completion of the Upgrade Project, the Company's interest in LCR was reduced to approximately 60 percent and the authority and responsibility for certain management decisions which were previously decided by majority vote, and therefore controlled by the Company, were changed to unanimous vote, resulting in expanded joint control of LCR by the Company and CITGO. Effective January 1, 1997, the Company will account for its investment in LCR under the equity method of accounting. See further discussion of the impact of this accounting change in Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- ACCOUNTING CHANGES" and Note 3 of "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS".

In May 1995, the Company acquired Occidental Chemical Corporation's ALATHON high-density polyethylene ("HDPE") business ("ALATHON Business"). Assets involved in this acquisition included resin production facilities in Matagorda (the "Matagorda Facility") and Victoria (the "Victoria Facility"), Texas, related research and development activities and the rights to the Alathon(R) trademark.

In July 1996, the Company announced the execution of a Letter of Intent with three other olefins producers for the planned construction of a worldscale olefins plant ("Joint Olefins Venture"). After the withdrawal of one of the participants in October 1996, the Company and its partners are continuing to evaluate options for the proposed plant including, alternative designs for utilizing various different feedstock mixes, as well as size, schedule and participants.

In December 1996, the Company announced the formation of Lyondell Methanol with MCN Investment Corporation ("MCNIC"), a division of MCN Corporation, to own the Company's 248 million gallons per year methanol plant. Under the terms of the agreement, MCNIC purchased a 25 percent interest in the methanol plant. Lyondell retained a 75 percent interest and will serve as managing partner and operator.

For additional information relating to certain continuing relationships and potential conflicts of interest among Lyondell, LCR, ARCO and ARCO Chemical Company, an 83.3 percent owned subsidiary of ARCO, ("ARCO Chemical"), see "RELATED PARTY TRANSACTIONS", included herein, and "TRANSACTIONS BETWEEN THE COMPANY AND ARCO" and "PRINCIPAL STOCKHOLDERS" which are included in the Company's 1997 Proxy Statement and incorporated herein by reference as part of
Item 13 of this Annual Report on Form 10-K.

The Company's principal executive offices are located at 1221 McKinney Street, Houston, Texas 77010 (Telephone (713) 652-7200).


                   SUMMARY DESCRIPTION OF BUSINESS SEGMENTS

                            PETROCHEMICALS SEGMENT

Through the year ended December 31, 1996, the Company reported its results of operations in two segments, petrochemicals and refining. Beginning in 1997, the Company intends to report the results of its polymers operations as a separate segment. Currently the results of polymers operations are included in the petrochemicals segment.

OVERVIEW

PETROCHEMICALS OPERATIONS

Channelview Facility -- Lyondell's Channelview petrochemical complex (the "Channelview Facility") is located in Channelview, Texas, 20 miles east of Houston. The Channelview Facility includes two large olefins plants and related processing units that produce ethylene, propylene, butadiene, butylenes, benzene, toluene, hydrogen and certain specialty products, such as isoprene, dicyclopentadiene, resin oils and piperylenes, along with gasoline blendstocks and heavy liquid fuels. The Company's petrochemicals products are used to manufacture intermediate chemicals, which are primarily used in a variety of consumer and industrial products. Petrochemicals are fundamental to many segments of the economy, including the production of consumer products, housing components, automotive products and other durable and non-durable goods. Ethylene is the most significant petrochemical in terms of worldwide production volume and is the key building block for a large number of chemicals. With the wide proliferation of end-use products derived from ethylene during the past several decades, especially as plastics have developed into low cost, high performance substitutes for a wide range of materials such as metals and paper, U.S. ethylene consumption has grown by an average annual rate of more than four percent.

Mont Belvieu Facility -- Feedstocks for the Company's facilities and products are stored at the Company's Mont Belvieu, Texas storage facility ("Mont Belvieu Facility"). The Mont Belvieu Facility is connected by a comprehensive pipeline system to the Channelview Facility.

The following table outlines the products manufactured at the Channelview Facility.

   PRODUCT                                      PRIMARY USES
---------------------------  ---------------------------------------------------
ETHYLENE                     Ethylene is used as a feedstock to manufacture
                             polyethylene which is used in products such as
                             trash bags, packaging film, toys, housewares and
                             milk containers.  Ethylene also is used to produce
                             ethylene oxide (used to produce ethylene glycol
                             which is used to produce antifreeze and polyester
                             fibers), ethylene dichloride (used to produce
                             polyvinyl chloride for pipe and other vinyl
                             products), ethylbenzene (used to produce styrene,
                             which in turn is used to produce polystyrene for
                             packaging and containers) and alpha olefins (used
                             in the manufacture of detergents, as well as other
                             intermediate chemicals).

PROPYLENE                    Propylene is used to produce polypropylene,
                             acrylonitrile, propylene oxide and oxo products.
                             Polypropylene is used in products such as carpets,
                             food packaging, upholstery, automobile parts and
                             plastic bottles.   Acrylonitrile is used in
                             clothing and high impact plastics. Propylene oxide
                             is used in polyurethane foams for furniture and
                             insulation.  Oxo products are used in industrial
                             solvents, as well as other intermediate chemicals.

BUTADIENE                    Butadiene is used to manufacture styrene butadiene
                             rubber and polybutadiene rubber, which are used in
                             the manufacture of tires and other rubber
                             products. Butadiene is also used in the production
                             of nylon and acrylonitrile-butadiene-styrene
                             plastics.

AROMATICS                    Aromatics products include benzene and toluene.
                             Benzene is used to produce styrene, phenol and
                             nylon.  Toluene is used as an octane enhancer, for
                             benzene production and in urethane chemicals.
                             These products are used in the production of
                             plastics, rubber, fibers for carpet and apparel,
                             in gasoline and in polyurethane foams used in seat
                             cushions.

SPECIALTY PRODUCTS           Specialty products include feedstocks for the
                             production of various types of hydrocarbon resins
                             and unsaturated polyester resins.  These products
                             are used in the production of inks, adhesives,
                             paints and varnishes, rubber and fiberglass.

METHANOL Methanol is produced by Lyondell Methanol and is used to produce MTBE and a variety of chemical intermediates, including formaldehyde, acetic acid and methyl methacrylate. These intermediates are used to produce bonding adhesives for plywood as well as in polyester fibers and plastics. Other end uses include solvents and antifreeze applications.

MTBE MTBE is an octane enhancer and clean fuel additive in reformulated gasoline.

The following table shows the current annual rated capacity for certain of the Company's principal petrochemicals products.

                           RATED CAPACITY (a)
                            AT DECEMBER 31,
                                 1996
                           ------------------
                               (MILLIONS)
PETROCHEMICALS PRODUCT:
Ethylene (pounds)........       3,850 (b)
Propylene (pounds).......       2,250 (c)
Butadiene (pounds).......         615
Methanol (gallons).......         248 (d)
MTBE (gallons)...........         199
Aromatics (gallons)......         130
-------------

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

(b) In 1996, the Company completed a debottleneck project of its olefins units that increased ethylene capacity by approximately seven percent.

(c) Does not include refinery grade material or production from the product flexibility unit, which has a current rated capacity of one billion pounds per year of propylene.

(d) Capacity as shown includes 100 percent of the methanol produced by Lyondell Methanol, of which the Company owns 75 percent.

FEEDSTOCKS

The primary feedstocks used in the production of olefins are natural gas liquids feedstocks including ethane, propane and butane (collectively "NGLs") and naphtha, condensates and gas oils (collectively "Petroleum Liquids"). As of January 1, 1997, approximately 40 percent of domestic ethylene capacity was limited to NGL feedstocks, and the remaining approximately 60 percent could process to some extent both NGLs and Petroleum Liquids. Olefins plants with the flexibility to consume a wide range of feedstocks are better able to maintain higher levels of profitability during periods of changing energy and petrochemicals prices than olefins plants that are restricted in their feedstock processing capability. Feedstock cost is generally the largest element of total cost for the petrochemicals business.

Petroleum Liquids have had a significant historical variable margin advantage over ethane and propane. The industry margin differential between these feedstocks has been typically between one and four cents per pound of ethylene. The Company has the capability to capture this differential at the Channelview Facility due to its feedstock flexibility. The Company's olefins plants can process 100 percent Petroleum Liquids or up to 90 percent NGL feedstocks.

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

Lyondell Methanol's plant processes natural gas feedstocks. The Company is connected to a diverse natural gas supply network and it purchases natural gas for use as fuel at its facilities, and sells natural gas to Lyondell Methanol as a feedstock for the methanol plant.

MARKETING, SALES AND DISTRIBUTION

Lyondell sells a majority of its olefins products to customers with whom it has long-standing relationships. Sales generally are made pursuant to written agreements which typically provide for monthly negotiation of price. The parties are contractually committed to monthly price terms. Nonetheless, in some cases, if the parties fail to agree on a monthly price, deliveries may be suspended for the month. The contracts typically require the customer to purchase a specified minimum quantity. Contract terms are typically three to six years with automatic one or two year term extension provisions. Some contracts are subject to early termination if deliveries have been suspended for several months.

The Company sells substantially all of the methanol output from Lyondell Methanol and most of its aromatics output under contracts that have initial terms ranging from two to three years and that typically contain automatic one year term extension provisions. These contracts generally provide for monthly or quarterly price adjustments based upon current market prices. Aromatics produced at the Refinery, with the exception of benzene, are marketed by Lyondell for LCR under contracts with similar terms to its own. Benzene produced at the Refinery is sold directly to Lyondell at market-related prices.

Lyondell licenses MTBE technology from ARCO Chemical and sells MTBE produced at one of its two units primarily to ARCO Chemical at market-based prices. The production from the second unit is produced for LCR for gasoline blending. In addition, Lyondell has entered into a joint development and licensing arrangement to accelerate commercialization of two isomerization processes that produce feedstocks for MTBE and tertiary amyl methyl ether ("TAME") which are blending components for reformulated gasoline. See "RESEARCH AND TECHNOLOGY; PATENTS AND TRADEMARKS".

Most of the Company's ethylene and propylene is shipped or exchanged via an extensive pipeline system which has connections to numerous Gulf Coast ethylene and propylene consumers. The pipeline system is owned by ARCO PipeLine Company, and substantially all of it is leased by the Company under long-term leasing arrangements. See "PETROCHEMICALS SEGMENT -- Properties" and "RELATED PARTY TRANSACTIONS". The Company has exchange agreements with other olefins producers which allow access to customers who are not directly connected to the pipeline system. Some propylene is shipped by ocean-going vessel. Butadiene, methanol, aromatics and other petrochemicals are distributed by pipeline, railcar, truck, barge or ocean-going vessel.

POLYMERS OPERATIONS

Bayport Facility -- The Bayport Facility converts propylene and ethylene into polypropylene and low-density polyethylene that is sold into markets for end use products. The Bayport Facility is connected by pipeline to the Company's Mont Belvieu Facility for feedstock supply.

Matagorda Facility -- The Matagorda Facility converts ethylene and small amounts of comonomer into HDPE. In 1996, a significant portion of the ethylene converted at the Matagorda Facility was supplied by the Channelview Facility. The Matagorda Facility features three independent reaction and finishing process lines that employ the Nissan slurry polymerization technology. This enables Lyondell to produce a wide variety of resins for blown film, blow molding and injection molding applications.

Victoria Facility -- The Victoria Facility converts ethylene and small amounts
of comonomer into HDPE resins.   In 1996, a significant portion of the ethylene
converted at the Victoria Facility was supplied by the Channelview Facility.
The Victoria Facility features solution polymerization technology that minimizes the presence of catalyst residues resulting in resins with excellent organoleptic properties (no taste or odor) and extremely low moisture vapor transmission rates. This enables Lyondell to produce a wide variety of film and injection molding resins for use in consumer products and industrial applications.

Polymers Technology Center -- Research and development is conducted in a catalyst laboratory with state-of-the-art analytical capabilities in Alvin, Texas (the "Technology Center"). The Technology Center provides product and process technology support for the Company's polymers operations and its customers.

The following table outlines the polymers products manufactured by the Company.

          PRODUCT                               PRIMARY USES
---------------------------  ---------------------------------------------------
HIGH-DENSITY POLYETHYLENE    Plastic films for grocery and merchandise
                             carry-out sacks, trash can liners and food produce
                             bags.  Molded and extruded plastic for packaging
                             food items, plastic drink cups, safety equipment,
                             housing insulation, detergent/motor oil bottles

POLYPROPYLENE                Fibers for carpets, rugs, upholstery; housewares;
                             plastic caps and seals for consumer items such as
                             shampoo and household cleaners

LOW-DENSITY POLYETHYLENE     Plastic films for packaging items such as ice and
                             bread, plastic bottles for packaging food and
                             medicines

The following table shows the current annual rated capacity for each of the Company's principal polyolefins products.

                                                        RATED CAPACITY
                                                        AT DECEMBER 31,
                                                             1996
                                                        --------------
                                                          (MILLIONS)
POLYOLEFINS PRODUCT:
High-density polyethylene (pounds)                         1,500 (a)
Polypropylene (pounds)                                       400 (b)
Low-density polyethylene (pounds)                            140
________________

(a) The Company is undertaking a debottleneck project at its Victoria Facility that will expand the plant's HDPE capacity by approximately 25 percent to 575 million pounds and is scheduled to be completed in 1998. In addition, the Company plans to expand HDPE capacity by an additional 440 million pounds. This capacity expansion should be complete in 1999.

(b) In the second quarter of 1996, the Company completed a debottleneck project that expanded polypropylene capacity by approximately 33 percent to 400 million pounds.

FEEDSTOCKS

The ethylene and propylene converted at the Bayport Facility are supplied by the Channelview Facility either directly or via exchange arrangements. Under a supply agreement with Occidental Chemical Company, portions of the Company's ethylene supply needs at the Victoria and Matagorda Facilities are supplied by Occidental. In 1996 the Company began supplying significant amounts of ethylene from its Channelview Facility to the Victoria and Matagorda Facilities via exchange arrangements.

MARKETING, SALES AND DISTRIBUTION

The Company's polymers products are primarily sold to established customers, many under term contracts, typically having a duration of one to four years.
The remainder is generally sold without contractual term commitments. In either case, in most of the continuous supply relationships, prices are subject to change upon mutual agreement between Lyondell and the customer. Polymers are primarily distributed via railcar. The Company owns or leases, pursuant to long-term lease arrangements, approximately 3,200 railcars for use in its polymers business.

COMPETITION AND INDUSTRY CONDITIONS

The basis for competition in Lyondell's petrochemicals products is product quality, product deliverability, customer service and price. Lyondell competes with other large domestic producers of petrochemicals and polymers, including Amoco Chemical Company, Chevron Chemical Company, Dow Chemical Company, Exxon Chemical Company, Fina, Himont, Huntsman Chemical, Mobil Chemical Company, Occidental Chemical Corporation, Phillips Petroleum Company, Shell Chemical Company and Union Carbide Company. Petrochemicals profitability is affected by the level of demand for petrochemicals and petrochemical derivatives, including exports throughout the world, along with vigorous price competition which may intensify due to, among other things, new domestic and foreign industry capacity. In general, weak economic conditions either in the United States or in the world tend to reduce demand and put pressure on margins. It is not possible to predict accurately the changes in feedstock costs, market conditions and other factors which will affect petrochemical industry margins in the future.

The combined rated capacity of the Company's olefins units at January 1, 1997 was approximately 3.8 billion pounds of ethylene per year or approximately 7 percent of total domestic production capacity. Based on published rated production capacities, the Company believes it is one of the six largest producers of ethylene in the United States. Of the total ethylene production capacity in the United States, approximately 90 percent is located along the Gulf Coast, and approximately 75 percent is owned by ten manufacturers. Domestic industry ethylene rated capacity at January 1, 1997 was approximately 53 billion pounds per year.

The petrochemicals industry historically has experienced periods of high demand and high capacity utilization which result in increasingly higher operating margins and profitability. This generally has resulted in new capacity investment until industry supply exceeds demand. This overcapacity in turn has resulted in periods of decreasing capacity utilization and declining operating margins until demand and supply factors come back into balance before the cycle is repeated. Historically, as a producer of olefins primarily for merchant supply to unaffiliated customers, Lyondell has typically experienced greater variations in its sales volumes and profitability when industry supply and demand relationships are at extremes in comparison to more integrated competitors, i.e., those with a higher proportion of captive demand for olefins derivatives production. However, as a result of the acquisition of the ALATHON Business, a greater percentage of the Channelview Facility's annual ethylene production will be converted at the Company's downstream facilities.

The Company's other major commodity chemical products also experience cyclical market conditions similar to (although not necessarily coincident with) those of ethylene.

CAPITAL PROGRAM AND BUSINESS STRATEGIES

The petrochemical segment's fixed asset capital expenditures totaled $77 million in 1996 and its capital budget for 1997 is $116 million which includes initial work on expansion of the Company's HDPE capacity.

As part of its ongoing operations, the Company periodically conducts maintenance turnarounds on its facilities. Although turnarounds on principal facilities are usually scheduled well in advance, the timing of such turnarounds can be accelerated or delayed because of numerous factors, some of which are beyond the Company's control. The Company completed a turnaround and debottleneck on one of its two olefins units during the second quarter of 1996. A similar turnaround and debottleneck was completed on the other olefins unit in the third quarter 1995. During the first quarter of 1997, the Company is undertaking a turnaround at its Matagorda Facility.

The Company's business strategies are to maintain and improve its low-cost position, reduce cyclicality and volatility and grow the business profitably. Lyondell continually evaluates opportunities to expand or further diversify its operations through potential acquisitions, joint ventures and other opportunities involving third parties. Management believes that industry trends may provide additional opportunities to enhance shareholder value. This could be accomplished by applying the Company's expertise in the efficient and low-cost operation of its facilities to a larger asset base. Additional vertical integration with an ethylene or propylene consumer could increase olefins plant operating rates during weak market periods by providing captive outlets. Horizontal integration with another olefins producer could improve operating efficiencies by spreading overhead costs across larger volumes and enhancing operating flexibility. Consistent with the Company's overall strategy, however, management's intent is to undertake such transactions only if it expects the transactions would produce both near-term and long-term improved cash flow and would produce returns in excess of the Company's cost of capital.

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

PROPERTIES

The Company owns all of the plant and equipment that comprise its two olefins plants at its Channelview Facility and owns the approximately 2,945 acre parcel on which the complex is situated. The Company also owns the petrochemicals processing units and a 75 percent interest in the Lyondell Methanol plant, all of which are located at the Channelview Facility. These include the product flexibility unit, two MTBE units, a butylene isomerization unit, the butylene alkylation unit, the benzene and toluene recovery unit, the butadiene recovery unit, the isoprene recovery unit and an isopropyl alcohol unit. The isopropyl alcohol unit is used exclusively to process products for ARCO Chemical and the majority of production from one of the MTBE units is sold to ARCO Chemical. The Company also operates a styrene maleic anhydride ("SMA") unit and a polybutadiene unit which are owned by a third party and are located on property leased from the Company within the Channelview Facility. A third party owns and operates a facility on land leased from the Company that is used to purify hydrogen from the Company's methanol plant.

Lyondell owns several pipelines connecting the Channelview Facility, the Refinery and the Mont Belvieu Facility, including six lines used to transport liquid feedstocks, butylenes, benzene, hydrogen, butane, MTBE and unfinished gasolines between the Channelview Facility and the Refinery. The Company also owns a barge docking facility capable of berthing eight barges and related terminal equipment for loading and unloading. This facility is used for loading methanol, pyrolysis fuel oil and pyrolysis gas oil into barges for delivery to customers and unloading petroleum condensate barges for olefins feedstocks.

At the Channelview Facility, the Company recovers and sells valuable petrochemicals components contained in a number of intermediate product streams. The Channelview Facility includes units for butadiene recovery and aromatics recovery. In addition, the Channelview Facility recovers valuable components such as high purity isoprene, piperylenes and dicyclopentadiene ("DCPD") and resin oils from its gasoline products. The Company uses its proprietary butylene isomerization technology, known as ISOMPLUS(R) ("Isomplus(R)"), to efficiently produce isobutylene from olefins plant butylene by-product streams. See "RESEARCH AND TECHNOLOGY; PATENTS AND TRADEMARKS".

Lyondell also owns a storage facility, a brine pond facility and a tract of vacant land at Mont Belvieu, Texas, located approximately 15 miles east of the Channelview Facility. Storage capacity for up to approximately 13 million barrels of NGL feedstocks, ethylene, propylene and other hydrocarbons is provided in salt domes at the Mont Belvieu Facility. The Company also owns an approximate 10 percent undivided joint interest in much of the real property surrounding the Mont Belvieu Facility. This property, which is owned jointly with several other companies that operate storage or processing facilities at Mont Belvieu, is maintained as a greenbelt for these facilities. The Company has a long-term lease on product pipelines from the Mont Belvieu Facility to most olefins customers.

The Company owns the real property, plant and equipment which comprise the Bayport Facility located on approximately 187 acres in Pasadena, Texas. The Company's Matagorda Facility includes a 2,114 acre site 13 miles south of Bay City, Texas in Matagorda County which includes a pilot plant used to enhance the Company's current product line and develop new products and processes. The Company's Victoria Facility is comprised of an HDPE unit located on a 33 acre site within the DuPont Chemical complex in Victoria, Texas. The Company owns or leases pursuant to long-term lease arrangements approximately 3,200 railcars for use in its polymers business.

Lyondell leases its executive offices and corporate headquarters in downtown Houston. In addition, the Company leases facilities which house the Technology Center in Alvin, Texas and storage facilities for the handling of products from various third parties, primarily in the Gulf Coast area.

RESEARCH AND TECHNOLOGY; PATENTS AND TRADEMARKS

The Company uses numerous patents in its operations, many of which are licensed from third parties, including ARCO. See Item 13 -- "Certain Relationships and Related Transactions". Although the Company's licenses from ARCO and others are significant to its operations, the Company is not dependent upon any particular patent, trade secret or the like, and it believes that the loss of any individual patent, trade secret or similar proprietary right would not have a material adverse effect on the operations of the Company. The Company submitted several new patent applications during 1996 to protect new processes it developed.

Lyondell's Channelview Facility employs a proprietary technology, the "product flexibility" technology, that converts ethylene and other light petrochemical streams into propylene. In addition, the olefins facilities can upgrade butylene into higher-value products such as MTBE and alkylates used in the production of automotive fuels. The Company is conducting a research project to investigate alternative feedstocks for use at the Channelview Facility.

In 1992, the Company introduced Isomplus(R), a new technology for producing low-cost isobutylene by isomerizing normal butylenes. Isobutylene is a key ingredient in MTBE, which in turn is an important component of reformulated gasoline. In an effort to accelerate worldwide commercialization of Lyondell's butylene isomerization process, Lyondell has commercialized the technology through a joint development and licensing relationship with CDTECH, a leading supplier of ethers technologies used in reformulated fuels production, and has entered into licensing arrangements with third parties. The arrangement with CDTECH is intended to commercialize two processes, isomerization and etherification, to produce blending agents for cleaner burning gasolines. During the first quarter of 1995, the Isomplus(R) unit at the Channelview Facility became operational and commercial production of isobutylene using the new technology began. In connection with this project, the existing MTBE unit at the Channelview Facility was expanded. Development efforts are continuing on similar technology to produce isoamylene, a feedstock used to produce TAME, another oxygenate used in the production of reformulated gasoline.

The Company also has product development efforts aimed at tailoring products to meet specific customer needs, especially in such areas as consumer products and fibers. Lyondell's research and development efforts have resulted in the invention of KromaLon(R), an enhanced polyolefin resin for the carpet market. This advancement in resin technology enables the production of a recyclable fiber with advanced coloring capabilities. In addition to the inherent stain resistance of polypropylene, the new fiber is dyeable and printable, providing advantages for commercial and residential carpets.

Recent polymers industry announcements relate to the development of metallocene, or single-site, catalysts. Successful development and commercialization of these catalysts are expected to result in enhanced polymer properties. The Company has undertaken a broad search to evaluate outside technology and is concentrating in-house research in an effort to identify and develop single-site catalysts for use in the production of polyolefins resins. The Company has been issued several U.S. patents and has filed others in connection with its research and development efforts in this area.

Included in the acquisition of the ALATHON Business were rights to the Alathon(R) trademark. The ALATHON name is recognized by polymers customers as a leading supplier of quality HDPE resins. The Company uses numerous trademarks in its marketing operations, a portion of which are licensed from third parties, including ARCO. The Company submitted several new trademark applications during 1996 to protect product line names and to enhance its marketing position. The Company is not dependent upon any particular trademark, and it believes the loss of any individual trademark would not have a material adverse effect on its operations.

EMPLOYEE RELATIONS

As of December 31, 1996, Lyondell, excluding LCR, employed approximately 1,500 full-time employees. The Company also uses the services of approximately 1,000 employees of independent contractors in the routine conduct of its business.

FINANCE MATTERS

The Company's financial goals include maintaining investment-grade debt ratings while maintaining sufficient liquidity and debt capacity through all phases of the industry cycle to provide for what it deems to be sufficient capability to invest in attractive capital projects and possible external business opportunities. The Company intends that cash flow in excess of the amounts needed to fund its capital projects, external business opportunities and appropriate liquidity needs, would be returned to the stockholders through stock repurchases, increased dividends or some combinations thereof.

LONG-TERM DEBT AND FINANCING ARRANGEMENTS

As of December 31, 1996, the Company had $856 million of long-term debt (including current portion) consisting of: (i) $100 million of notes due in 1997; (ii) $150 million of notes due in 1999; (iii) $100 million of notes due in 2002; (iv) $150 million of notes due in 2006; (v) $150 million of debentures due in 2026; and (vi) $206 million of medium-term notes due from 1997 to 2005. In addition, the Company had $450 million of non-recourse borrowings under LCR's credit facilities that mature in 2000.

The Notes due in 1999 and the medium-term notes contain provisions that would allow the holders to require the Company to repurchase the debt upon the occurrence of certain events combined with specified declines in public ratings ("Put Rights"). Events which may trigger the Put Rights include, among other things, acquisitions by persons other than ARCO or the Company of more than 20 percent of the Company's Common Stock, any merger or transfer of substantially all of the Company's assets in connection with which the Company's Common Stock is changed into or exchanged for cash, securities or other property and payment of "special" dividends. See Item 5 -- "Market for Registrant's Common Equity and Related Stockholder Matters". The foregoing summary of the Put Rights is not intended to be complete and it is subject to, and qualified in its entirety by reference to, the terms of the Indenture for the Notes due in 1999 which has been filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 and is incorporated herein by reference.

Company Unsecured Revolving Credit Facility -- The Company has a five-year, $400 million revolving credit facility ("Facility") with a group of banks that terminates in June 2000. Borrowings under the Facility bear interest at either the eurodollar, certificate of deposit or prime rates or based on a competitive auction feature wherein the interest rate can be established by competitive bids submitted by the sponsoring banks, all at the Company's option. The Facility is available for working capital and general corporate purposes as needed and contains covenants relating to dividend payments, debt incurrence, liens, disposition of assets, mergers and consolidations, fixed charge and leverage ratios. The Company does not believe that the covenants or the other terms of the Facility described below are reasonably likely to materially affect or restrict the future operation of the Company's business or its ability to pay dividends on its Common Stock. At December 31, 1996, no amounts were outstanding under the Facility.

The foregoing summary of the Facility is not intended to be complete and it is subject to, and qualified in its entirety by reference to, the terms of the Facility which has been filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ending June 30, 1995 and incorporated herein by reference.

As of December 31, 1996, the Company also had uncommitted lines of credit totaling $285 million with banks and other financial institutions. These uncommitted lines of credit provide the Company with additional borrowing flexibility and potentially more competitive interest rates. The Company can borrow money on these uncommitted lines of credit on such terms as may be mutually agreed upon at the time amounts are borrowed. The lines of credit can be terminated by the lenders, in their sole discretion, on short notice. As of December 31, 1996, the Company had $50 million outstanding under these uncommitted lines of credit.

For a further discussion of the Company's long-term debt and financing arrangements, see Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- FINANCIAL CONDITION" and Note 13 of "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS".


                                REFINING SEGMENT

OVERVIEW

Lyondell participates in petroleum refining through an equity interest in LCR. After completion of the Upgrade Project, Lyondell held an approximate 60 percent interest and CITGO held an approximate 40 percent interest in LCR. The Refinery is located adjacent to the Houston Ship Channel in Pasadena, Texas. Products manufactured at the Refinery include gasoline, low sulfur diesel, jet fuel, aromatics, lubricants (industrial lubricants, motor oils, white oils and process oils) carbon black oil, sulfur, residual fuel and petroleum coke fuel. Aromatics are used to manufacture a variety of intermediate chemicals, including ethylbenzene, cumene, urethane foam components and polyester intermediates for films, fibers and resins. End uses of these products include packaging and containers, furniture, apparel and flooring.

LCR was formed in 1993 to upgrade the refinery's ability to process substantial additional volumes of lower cost, very heavy crude oil supplied by Venezuela through the Upgrade Project. LCR has entered a long-term crude supply contract ("Crude Supply Contract") with Lagoven, S.A. ("LAGOVEN"), an affiliate of CITGO. In addition, under the terms of a long-term product sales agreement ("Products Agreement"), CITGO purchases from LCR a majority of the refined products produced at the Refinery. Both LAGOVEN and CITGO are direct or indirect wholly owned subsidiaries of Petroleos de Venezuela, S.A. ("PDVSA"), the national oil company of Venezuela.

The Company believes the principal benefits from its participation in LCR will be more stabilized earnings and cash flow from the refining business following the completion of the Upgrade Project as well as the Crude Supply Contract and the Products Agreement. Beginning in 1997, the earnings potential of LCR is expected to be enhanced due to higher margins expected to be associated with the resulting heavier crude oil mix and LCR's increased coking capability, enhanced reformulated fuels and low sulfur diesel production capability and other yield improvements.

As of March 1, 1997, CITGO contributed $130 million to LCR which was used for ongoing LCR operations and capital projects. Prior to the in-service date for the Upgrade Project, CITGO reinvested its share of LCR's operating cash flow totaling $42 million which was used for ongoing LCR capital projects. Additional LCR capital requirements which occurred prior to the in-service date (for purposes other than the Upgrade Project) were funded mostly by Lyondell, primarily in the form of subordinated loans to LCR.

UPGRADE PROJECT

The Upgrade Project has increased the heavy crude oil processing capability of the Refinery from 130,000 barrels per day of 22 degree API gravity crude oil to a design capacity of more than 215,000 barrels per day of 17 degree API gravity crude oil. While not increasing the total throughput of the Refinery, the Upgrade Project has improved the Refinery's ability to process heavier, higher margin, crude oils. The 17 degree API gravity crude oil is more viscous and dense than traditional crude oil and contains higher concentrations of sulfur and heavy metals, making it more difficult to refine into gasoline and other high value fuel products but less costly to purchase. The Upgrade Project also included expansion of the Refinery's reformulated gasoline and low sulfur diesel production capability. Major components of the Upgrade Project include new coking, crude distillation and sulfur recovery units.

Funding for the Upgrade Project, which cost approximately $1.1 billion, occurred in four phases. The first phase, the initial $300 million, was funded by CITGO. The second phase was funded by an LCR borrowing of $200 million. The third phase of $500 million was funded (i) 50 percent through an LCR borrowing, (ii) 25 percent through contributions from CITGO, and (iii) 25 percent through subordinated loans from the Company. The fourth phase, which covers spending in excess of $1 billion, was funded (i) 50 percent through subordinated loans from the Company and (ii) 50 percent through contributions of $25 million from CITGO, with the balance of CITGO's contribution in subordinated loans. Prior to completion of the Upgrade Project, the financing costs for the Upgrade Project bank loans were funded by CITGO. In exchange for CITGO's Upgrade Project contributions and the additional $130 million in equity contributions, CITGO's participation interest in LCR increased to approximately 40 percent after completion of the Upgrade Project. CITGO has a one-time option to increase its participation interest in LCR up to 50 percent by making an additional equity contribution.

MANAGEMENT OF LCR

LCR is a limited liability company organized under the laws of the state of Texas and has pass-through tax characteristics similar to those of a partnership for federal income tax purposes. The Company owns its interest in LCR through a wholly owned subsidiary, Lyondell Refining Company. CITGO holds its interest through CITGO Refining Investment Company, a wholly owned subsidiary of CITGO (together with Lyondell Refining Company, "the Owners"). The operative agreement with respect to the rights of each of the Owners and their parent companies is the Amended and Restated Limited Liability Company Regulations ("Regulations") of LCR. The Regulations govern, among other things, ownership and cash distribution rights. Under the terms of a reciprocal Performance Guarantee and Control Agreement ("Performance Guarantee"), Lyondell and CITGO each unconditionally guarantee the obligations and performance of their respective subsidiary-Owner under the terms of the Regulations.

The Regulations provide that LCR is managed by an Owners Committee, which has three representatives ("Representatives") from each Owner. Actions requiring unanimous consent of the Representatives, include, without limitation, amendment of the Regulations, borrowing money in excess LCR's existing credit facilities, delegations of authority to committees, certain purchase commitments and capital expenditures in excess of designated amounts and budgetary approval. The day-to-day operations of the Refinery are managed by the executive officers of LCR.

FEEDSTOCKS

The following table sets forth the Refinery's runs of blended crude oils (which include crude oil and other petroleum liquids, unfinished oils and other hydrocarbons) and unfinished stock.

                                             FOR THE YEAR ENDED DECEMBER 31
                                             ------------------------------
                                                   1996  1995  1994
                                                   ----  ----  ----
                                               (THOUSAND BARRELS PER DAY)
     REFINERY RUNS:
       Blended crude oils..................         218   238   209
       Unfinished stock....................          45    48    64
                                                   ----  ----  ----
     Total.................................         263   286   273
                                                   ====  ====  ====

Prior to the Upgrade Project, only 40 percent of the crude oil processed at the facility was heavy crude oil, and it was a significantly higher grade of heavy crude oil than the 17 degree API gravity crude oil. With the startup of new and modified units and the closure of older distillation units, more than 95 percent of the crude oil processed at LCR will be very heavy crude oil purchased pursuant to the Crude Supply Contract. LCR averaged approximately 131,000 barrels per day of 22 degree API Venezuelan crude oil in a full conversion mode in 1996.

LCR is required to purchase and LAGOVEN is required to sell sufficient crude oil to satisfy LCR's coking capacity, a minimum of 200,000 and up to 230,000 barrels per day of very heavy Venezuelan crude oil. LAGOVEN has the right, but not the obligation, to supply incremental amounts above 230,000 barrels per day.

The Crude Supply Contract incorporates a formula price based on the market value of a slate of refined products deemed to be produced from each particular crude oil or feedstock, less: (i) certain deemed refining costs, adjustable for inflation; (ii) certain actual costs, including crude transportation costs, import duties and taxes; and (iii) a deemed margin, which varies according to the grade of crude oil or other feedstock delivered. Deemed margins and deemed costs are adjusted periodically. These adjustments are based on, and in the case of deemed margins, less than, the rate of inflation. Because deemed operating costs and the slate of refined products deemed to be produced for a given barrel of crude oil or other feedstock do not necessarily reflect the actual costs and yields in any period and also because the market value of the refined products used in the pricing formula does not necessarily reflect the actual price received for the refined products, the actual refining margin earned by LCR under the Crude Supply Contract will vary depending on, among other things, the efficiency with which LCR conducts its operations during such period.

There are risks associated with enforcing the provisions of contracts with an affiliate of a foreign government such as LAGOVEN. These risks include enforcing judgments of United States courts against entities whose assets are located outside of the United States and whose management does not reside in the United States. Depending on then current market conditions, breach or termination of the Crude Supply Contract could adversely affect the Company.
For example, the parties have negotiated alternative arrangements in the event of certain force majeure conditions, including governmental or other actions restricting or otherwise limiting LAGOVEN's ability to perform its obligations. Any such alternative arrangements may not be as beneficial as the Crude Supply Contract. There can be no assurance that alternative crude oils with similar margins would be available for purchase by LCR. If LCR were required to return to the practice of purchasing all of its crude oil feedstocks in the merchant market, LCR would again be subject to significant volatility and price fluctuations. However, the Company believes that this transaction holds substantial economic and other incentives for all parties to perform their obligations. Lyondell believes PDVSA's strategic interest in expanding its crude oil refining operations in the United States in order to increase the markets for its heavy crude oil and continued financial commitments of CITGO should provide an economic incentive for all PDVSA affiliates to perform their obligations under the various agreements.

MARKETING AND SALES

The Refinery produces gasoline, low sulfur diesel, jet fuel, aromatics, lubricants and certain industrial products. On a weekly basis, LCR evaluates and determines the optimal product output mix for the Refinery, based on spot market prices and conditions. Pursuant to the Products Agreement, CITGO is purchasing all of the gasoline, low sulfur diesel and heating oil manufactured at the Refinery. These products are purchased by CITGO at market-based prices. For example, the price for gasoline is based on prices published by Platts Oilgram, an industry trade publication. Aromatics extracted as part of the refining process are marketed for LCR by Lyondell. With the startup of new and modified hydrotreaters and sulfur plants, LCR is now producing all of its distillate as low sulfur diesel fuel for sale as transportation fuel, a higher-valued product. Blending facilities completed as part of the Upgrade Project enable LCR to supply more than 70 percent of its gasoline capacity as higher-value reformulated or oxygenated fuel.

Due to the increasingly competitive lubricants business, LCR elected to close the base oils distillation units at year-end and now purchases lubricant base stocks in the open market for blending into motor oils. This eliminated approximately 35,000 barrels per day of higher cost sweet crude oil previously used in these units. LCR will continue to participate in the naphthenic oil, white oil and compounded oil businesses.

AGREEMENTS BETWEEN LYONDELL AND LCR

The Company and LCR have entered into multiple agreements designed to preserve much of the synergy between the Refinery and the Channelview Facility. Economic evaluations at the Channelview Facility and the Refinery are based on sending products to the highest-value disposition, which may be local use, use at the other site, or third party sales. Certain refinery products (propane, butane, low-octane naphthas, heating oils, and gas oils) can be used as feedstocks for olefins production, and certain Channelview Facility olefins by-products can be processed by the Refinery into gasoline. Butylenes from the Refinery are tolled through the Channelview Facility for the production of alkylate and MTBE for gasoline blending. Hydrogen from the Channelview Facility is used at the Refinery for sulfur removal and product stabilization.

Pursuant to the terms of a number of service agreements, Lyondell has contracted with LCR to continue to perform services in certain areas, including administrative services and marketing services. Lyondell and LCR also entered into a variety of contracts providing for the assignment or licensing of intellectual property rights associated with the refining business.

COMPETITION AND INDUSTRY CONDITIONS

All of LCR's gasoline, low sulfur diesel and jet fuel are sold to CITGO under the Products Agreement. LCR continues to sell lube oils directly to major industrial consumers and through distributors in domestic and international markets.

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

Among LCR's refining competitors are major integrated petroleum companies that have their own raw material resources and, in many cases, downstream markets, both of which tend to decrease the impact of business cycles on these competitor's sales volumes and profitability. Many of the domestic refiners are owned by or affiliated with major integrated oil companies. Based on published industry data, as of January 1, 1997, there were 163 crude oil refineries in operation in the United States, and total domestic refinery capacity was approximately 15 million barrels per day. During 1996, LCR processed an average of 218,000 barrels per day of blended crude oil or over one percent of domestic capacity.

CAPITAL PROGRAM

The refining segment's capital expenditures for additions to fixed assets (excluding spending on the Upgrade Project) totaled $56 million in 1996. The refining segment's capital budget (excluding the Upgrade Project) for 1997 is approximately $50 million, of which the Company remains obligated for $16 million. Of the total 1997 capital budget, approximately $15 million is expected to be spent on environmentally-related capital projects.

As part of its ongoing operations, LCR periodically conducts maintenance turnarounds on its facilities. Although turnarounds on principal facilities are usually scheduled well in advance, the timing of such turnarounds can be accelerated or delayed because of numerous factors, some of which are beyond LCR's control.

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

EMPLOYEE RELATIONS

At year-end, LCR employed approximately 1,350 full-time employees. LCR also uses the services of approximately 250 employees of independent contractors in the routine conduct of its business. Certain hourly workers at the Refinery are covered by collective bargaining agreements between LCR and the Oil, Chemical and Atomic Workers Union (approximately 820 employees).

LCR UNSECURED REVOLVING CREDIT FACILITY

Effective May 5, 1995, LCR entered into two credit facilities (the "LCR Credit Facilities") totaling $520 million. The first facility is a $70 million, 364-day revolving credit facility, which replaced LCR's existing $70 million revolving credit facility, that is utilized for general business purposes, including letters of credit, unrelated to the Upgrade Project. The second facility is a $450 million, five-year term credit facility that has been used in connection with the Upgrade Project. Interest for the facilities is based on prime, eurodollar or competitive rates at LCR's option. Prior to the completion of the Upgrade Project, substantially all financing costs related to the $450 million credit facility were funded by CITGO. The facilities contain covenants which require LCR to maintain a minimum net worth which increases each year until 1998 and maintenance of certain financial ratios defined in the agreements. The facilities also contain other customary covenants which limit LCR's ability to modify certain significant contracts, incur additional debt or liens, dispose of assets, make restricted payments as defined in the agreements or merge or consolidate with other entities.

At the end of the third quarter 1996, LCR was not in compliance with the financial ratio covenant of adjusted average debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") contained in each of its outstanding credit facilities. Effective as of November 12, 1996, the LCR Credit Facilities were amended to replace the adjusted average debt to EBITDA covenant and one additional financial covenant with a covenant to maintain a minimum EBITDA. The amendments were retroactively effective as of the noncompliance date and will continue through June 30, 1997. The foregoing summary of the facilities is not intended to be complete and is subject to, and qualified in its entirety by reference to, the terms of the facilities, which have been filed as exhibits to the Company's Quarterly Report on Form 10-Q for the period ending March 31, 1995 and the amendments thereto, filed as exhibits to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 1996 and are incorporated herein by reference.

For a further discussion of the Company's long-term debt and financing arrangements, see Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- FINANCIAL CONDITION" and Note 13 of "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS".


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

The Company's policy is to be in compliance with all applicable environmental laws. The Company also is committed to Responsible Care(R), a chemical industry initiative to enhance the industry's responsible management of chemicals. The Company (together with the industries in which it operates) is subject to extensive federal, state and local environmental laws and regulations concerning emissions to the air, discharges onto land or waters and the generation, handling, storage, transportation, treatment and disposal of waste materials. Some of these laws and regulations are subject to varying and conflicting interpretations. In addition, the Company cannot accurately predict future developments, such as increasingly stricter requirements of environmental laws, inspection and enforcement policies and compliance costs therefrom, which might affect the handling, manufacture, use, emission or disposal of products, other materials or hazardous and non-hazardous waste. In particular, the ultimate effect of the Clean Air Act on the Company's operations will depend on how the law is interpreted and implemented pursuant to regulations that are currently being developed and on additional factors such as the evolution of environmental control technologies. Some risk of environmental costs and liabilities is inherent in particular operations and products of the Company, as it is with other companies engaged in similar businesses, and there is no assurance that material costs and liabilities will not be incurred. In general, however, with respect to the capital expenditures and risks described above, the Company does not expect that it will be affected differentially from the rest of the domestic petrochemicals and refining industry.

In some cases, compliance with environmental, health and safety laws and regulations can only be achieved by capital expenditures. In the years ended December 31, 1996 and 1995, the Company spent approximately $28 million and $35 million, respectively, for environmentally related capital expenditures at existing facilities. In 1997, the Company currently estimates that environmentally related capital expenditures at existing facilities will be approximately $25 million. The Company does not anticipate that environmentally related capital expenditures at its facilities in 1998 will be materially different than for 1997. The timing and amount of these expenditures are subject to the regulatory and other uncertainties described above as well as obtaining of the necessary permits and approvals. For periods beyond 1998, additional environmentally related capital expenditures will be required, although the Company cannot accurately predict the levels of such expenditures at this time.

The Refinery contains on-site solid-waste landfills which were used in the past to dispose of waste generated at this facility. It is anticipated that corrective measures will be necessary to comply with federal and state requirements with respect to this facility. In addition, the Company negotiated an order with the Texas Natural Resource Conservation Commission ("TNRCC") for assessment and remediation of groundwater and soil contamination at the Refinery. The Company is also responsible for a portion of the remediation of certain off-site waste disposal facilities. The Company's policy is to accrue remediation expenses when it is probable that such efforts will be required and the related expenses can be reasonably estimated. Estimated costs for future environmental compliance and remediation are necessarily imprecise due to such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites and the allocation of costs among the responsible parties under applicable statutes. The Company has reserved an amount (without regard to potential insurance recoveries or other third party reimbursements) it believes to be sufficient to cover current estimates of the cost for remedial measures at its manufacturing facilities and off-site waste disposal facilities based upon its interpretation of current environmental standards. In the opinion of management, there is no material range of loss in excess of the amount recorded. Based on the establishment of such reserves, and the status of discussions with regulatory agencies described in this paragraph, and although the reserves are subject to increase, the Company does not anticipate any material adverse effect upon its financial statements or competitive position as a result of compliance with the laws and regulations described in this or the preceding paragraphs. In the fourth quarter of 1992, the Refinery underwent an EPA multi-media inspection. In February 1997, the Company reached final settlement with the EPA and the Department of Justice.
The Company has paid a total fine in the amount of slightly less than $200,000 in final settlement of all issues raised in the inspection. No other relief was sought by the government. See also Item 3 -- "Legal Proceedings -- Claims Relating To Waste Disposal Sites", "Other Matters" and Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 3.  LEGAL PROCEEDINGS

GENERAL

In connection with the transfer of assets and liabilities from ARCO to Lyondell, Lyondell agreed to assume certain liabilities arising out of the operation of the Company's integrated petrochemicals and petroleum processing business prior to July 1, 1988. At that time, the Company and ARCO entered into an agreement ("Cross-Indemnity Agreement") whereby the Company agreed to defend and indemnify ARCO against certain uninsured claims and liabilities which ARCO may incur relating to the operation of the business of the Company prior to July 1, 1988, including liabilities which may arise out of certain of the legal proceedings described in this Item 3. The Company has reached an agreement in principle with ARCO to update the Cross-Indemnity Agreement ("Revised Cross-Indemnity Agreement"). See Item 13 -- "Certain Relationships and Related Transactions".

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

Although Lyondell is involved in numerous and varied legal proceedings, a significant portion of its litigation arises in three contexts: (1) claims for personal injury or death allegedly arising out of exposure to the Company's products; (2) claims for personal injury or death, and/or property damage allegedly arising out of the generation and disposal of chemical wastes at Superfund and other waste disposal sites; and (3) claims for personal injury and/or property damage and air, noise and water pollution allegedly arising out of the operation of the Company's facilities. The following sections of this
Item 3 describe these types of pending proceedings. Lyondell (either directly or through ARCO as its indemnitee) is the real party at interest in these proceedings.

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

The vast majority of chemical exposure cases name a large number of industrial concerns, in addition to the Company, as defendants and are at various stages of discovery. Although the Company does not believe that the pending chemical exposure cases will have a material adverse effect on its business or financial statements, it is difficult to determine the potential outcome of this type of case. The majority of the plaintiffs in chemical exposure legal proceedings request relief in the form of unspecified monetary damages. Furthermore, when specific amounts are requested they often bear no objective relation to the merits of the case. It is possible that if one or more of the presently pending chemical exposure cases were resolved against ARCO or the Company, the resulting damage award could have a material impact on the Company's results of operations for any reporting period, without giving effect to contribution or indemnification obligations of co-defendants or others, or to the effect of any insurance coverage that may be available to offset the effects of any such award. Under the Revised Cross-Indemnity Agreement, ARCO and the Company will bear a proportionate share of judgment and settlement costs for cases related to Company products and operations according to a formula that allocates responsibility based on years of ownership during the relevant time period.

CLAIMS RELATING TO WASTE DISPOSAL SITES

Wastes generated from products produced by facilities transferred from ARCO and now owned by the Company have, from time to time, been disposed of at third-party landfills. Two of these facilities, known as the "French Ltd." and the "Brio" sites, both of which are located near Houston, Texas, have been classified as "Superfund" sites under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). The EPA has named many potentially responsible parties ("PRPs") at each site from whom wastes were allegedly received. Based on the current law, the Company does not believe that its obligation to ARCO related to ARCO's share of clean-up costs at either of these sites will result in a liability that will have, individually or in the aggregate, a material adverse effect on the business or financial statements of the Company. It is possible, however, that the Company may be involved in future CERCLA and comparable state law investigations and clean-ups. The Superfund law has not been reauthorized since 1995, and the Company is not able to determine with specificity what the impact of a revised Superfund law would be on the Company.

French Ltd. Site Remediation -- At the French Ltd. site, ARCO and the other PRPs have entered into a settlement agreement relating to the allocation of clean-up costs. The EPA approved the clean-up plan and a Consent Decree was entered in the Federal District Court for the Southern District of Texas in the first quarter of 1990. An amendment to the Consent Decree relating to natural resource damages has been negotiated and submitted to the court for approval. The remediation work was completed in 1996. The Company believes that its share of clean-up costs (as allocated pursuant to the Cross-Indemnity Agreement) will be no more than five percent of total costs recovered without giving effect to any insurance coverage which may be available to offset these costs. The total costs associated with the Consent Decree are currently expected to be approximately $90 million and the Company's total costs to date have been approximately $3.5 million. The Revised Cross-Indemnity Agreement will not change the allocation of remediation costs for this site.

French Ltd. Site Litigation -- Approximately 2,500 plaintiffs have made claims related to wastes in the French Ltd. site. In each of these cases, ARCO is one of many defendants. These suits generally allege that unspecified chemical waste sent to the site by the defendants caused a decrease in property value, a decrease in plaintiffs' ability to enjoy their property, and unspecified adverse effects on plaintiffs' health. Although some of the lawsuits request relief in the form of unspecified monetary damages, the aggregate amount of actual damages sought in those cases where damages are specified exceeds $5 billion. The aggregate amount of punitive damages sought in those cases where damages are specified exceeds $20 billion. In December 1992, after mediation, ARCO, along with several other defendants, entered into a preliminary agreement to settle claims of approximately 2,200 plaintiffs. The remaining claims are in pretrial discovery. Under the Revised Cross-Indemnity Agreement, ARCO will waive any claim for reimbursement for any prior defense costs or settlements associated with these matters, and the Company will assume responsibility for its proportionate share, which is less than 10 percent, of all future costs not covered by ARCO insurance.

Brio Site Remediation -- At the Brio site, a definitive agreement allocating these remedial costs among ARCO and the other PRPs was reached. The EPA approved the plan and a Consent Decree between the Department of Justice and a group of PRPs (including ARCO on behalf of its former divisions and subsidiaries) was entered in Federal District Court for the Southern District of Texas, in April 1991. The total clean-up cost under the original consent decree is currently estimated to be approximately $60 million. Various objections have been raised with respect to the provisions of the original remediation plan, and the EPA and the PRP's have agreed to fund a new feasibility study to evaluate alternatives for remediation. The Company believes that its share of the clean-up costs (as allocated pursuant to the Cross-Indemnity Agreement) will be no more than one percent of total costs without giving effect to any insurance coverage which may be available to offset these costs. The Revised Cross-Indemnity Agreement will not change the allocation of remediation costs for this site.

Brio Site Litigation -- There currently are eight separate pending legal proceedings filed against ARCO or its affiliates and numerous others in connection with the Brio site. In these proceedings, there are approximately 600 plaintiffs, many of whom are suing in their capacity as next friend of minor children. In each of these cases, ARCO is one of many defendants. Plaintiffs allege personal injury as a result of exposure to various substances that were disposed of or stored at the Brio site. These suits generally allege that defendants were negligent in sending chemical substances to the site and also contain allegations of nuisance and strict liability. The suits involve: a school district alleging damages as a result of the closing of an elementary school; employees of the various entities who operated the refining and reprocessing facilities at the Brio site; and other plaintiffs. All of the lawsuits request relief in the form of unspecified compensatory and exemplary damages. These suits are in pretrial discovery. Under the Revised Cross-Indemnity Agreement, ARCO will waive any claim for reimbursement for any prior defense and settlement costs associated with these matters, and the Company will assume responsibility for its proportionate share, which is 20 percent, of all future costs not covered by ARCO insurance.

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

ARCO is paying all defense costs in all of the Mont Belvieu litigation. Under the Revised Cross-Indemnity Agreement, ARCO will waive any right to reimbursement under the existing Cross-Indemnity Agreement for costs associated with this matter.

OTHER MATTERS

In July 1994, the Company reported results of an independent investigation conducted by the Audit Committee of the Board of Directors regarding the compliance status of two process waste water streams under the applicable Benzene National Emissions Standard for Hazardous Air Pollutants ("NESHAPS") regulations and certain issues raised by an employee. Noncompliance with the Benzene NESHAPS regulations and the related reporting requirements can result in civil penalties and, under certain circumstances, substantial civil and, potentially, criminal penalties. The Company received a notice of violation from the TNRCC regarding the two streams and paid a fine of $10,200. In addition, the Company incurred approximately $2 million in capital costs in connection with these waste water streams to achieve on-going compliance with the Benzene NESHAPS regulations. Although the Criminal Enforcement Division of the EPA is conducting a formal investigation, the Company does not believe any aspects of the matters described above will subject the Company to criminal liability or have a material adverse effect on the financial statements or liquidity of the Company.

As a result of flooding during October 1994, three pipelines, owned by Colonial Pipeline and Texaco ruptured in the San Jacinto River flood plain, resulting in explosions and fires. As a result of the explosions and fires, the Company was forced to shut down operations at its Channelview Facility and destroy large volumes of product. The Company is seeking damages from Colonial Pipeline and Texaco of $12.5 million for lost profits, destroyed product and repair costs. Settlement in this matter has not been reached.

In June 1996, the Company experienced a fire at its Mont Belvieu terminal due to a valve malfunction. The fire resulted in damage estimated at approximately $14 million plus a before-tax impact on operating income of $2 million. The Company is seeking recovery of the loss from the valve manufacturer and refurbisher.

In July 1996, the Company experienced a fire at its Channelview Facility due to a rupture in a pipeline owned and operated by ARCO PipeLine Company ("ARCO PipeLine"). Although no operating units were directly involved in the fire, the damage to the pipeline and electrical systems forced the Company to shut down the Channelview Facility for several days and the olefins units for more than two weeks. ARCO PipeLine has paid the Company approximately $31 million to compensate the Company for incurred expenses and lost profits.

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

The terms and provisions of many of these initial agreements have subsequently been modified or supplemented and additional or modified agreements, arrangements and transactions will be determined through negotiation among the Company and ARCO Affiliates, and it is possible that conflicts of interest will be involved. As long as ARCO remains a 49.9 percent stockholder, future contractual relations between the Company and ARCO Affiliates will be subject to certain provisions of the Company's Certificate of Incorporation. See "The Company's Business - Development of Business". In addition, the Audit Committee of the Board of Directors of the Company has adopted a set of guidelines for the review of all agreements entered into between the Company and ARCO Affiliates. These guidelines include a provision that, at least annually, the Audit Committee will review such agreements or the transactions provided for therein to assure that such agreements are fair to the Company and its stockholders.

During 1996, Lyondell purchased certain of its feedstock requirements from ARCO Affiliates and paid them fees for transportation of product and for other services. For the year ended December 31, 1996, Lyondell paid ARCO Affiliates approximately $23 million. During 1996, Lyondell sold products to and provided services for ARCO Affiliates, including sales of propylene, MTBE, benzene, ethylene and methanol to ARCO Chemical and crude oil resales and sales of lube oil to other ARCO Affiliates. For the year ended December 31, 1996, Lyondell received approximately $318 million from sales to and services for ARCO Affiliates, of which $287 million represented sales to and services for ARCO Chemical. See Note 8 of "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS".

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

For a summary of agreements, arrangements and transactions among the Company, ARCO Chemical and ARCO see "TRANSACTIONS BETWEEN THE COMPANY AND ARCO", which is included in the 1997 Proxy Statement and incorporated herein by reference as part of Item 13 of this Annual Report on Form 10-K.

                   EXECUTIVE  OFFICERS  OF  THE  REGISTRANT


Set forth below are the executive officers of Registrant(*) as of March 1, 1997.

NAME, AGE AND PRESENT                  BUSINESS EXPERIENCE DURING PAST
POSITION WITH LYONDELL           FIVE YEARS AND PERIOD SERVED AS OFFICER(S)
---------------------------  ---------------------------------------------------
John R. Beard, 44..........  Mr. Beard has served as Vice President,
Vice President,              Petrochemical Manufacturing since May 1995.  Mr.
Petrochemical Manufacturing  Beard served as Vice President in the areas of
                             Quality, Supply, Planning and Evaluations since
                             1992.  Prior to 1992, Mr. Beard served as the Site
                             Manager of Lyondell's Houston Refinery and in
                             management assignments in evaluations, marketing
                             and manufacturing for the Company, ARCO Products
                             Company and the ARCO Chemical Division.


Clifton B. Currin, Jr. 42..  Mr. Currin was named Vice President, Strategic
Vice President, Strategic    Development in January 1997.  Mr. Currin has
 Development                 served as a Vice President of the Company since
                             1994 with responsibilities in the areas of
                             Petrochemicals Business Management and Olefins.
                             Prior to 1994, Mr. Currin held positions in
                             management, evaluations and marketing for the
                             Company and for ARCO Products Company.

J. R. Fontenot, 44.........  Mr. Fontenot became Vice President, Technology in
Vice President, Technology   January 1997.  Mr. Fontenot served as Director of
                             Technology for the Company since 1995.  Prior to
                             1995, Mr. Fontenot held various positions in
                             operations, evaluations and technology for the
                             Company.

Richard W. Park, 57........  Mr. Park has served as Vice President, Human
Vice President,              Resources since June 1988.  Prior to 1988, Mr.
Human Resources              Park served as Vice President of Employee
                             Relations of the Lyondell Division and held
                             various personnel management positions with ARCO
                             Chemical.


Jeffrey R. Pendergraft, 48.  Mr. Pendergraft was named Senior Vice President in
Senior Vice President,       May 1993.  In addition, Mr. Pendergraft has served
General Counsel and          as Vice President, General Counsel and Secretary
 Secretary                   since 1988.  Prior to 1988, Mr. Pendergraft served
                             as General Attorney of the Lyondell Division and
                             as attorney in various operating divisions and
                             corporate units of ARCO.


W. Norman Phillips, Jr., 42  Mr. Phillips was named Vice President, Polymers in
Vice President,  Polymers    January 1997.  Mr. Phillips has served as Vice
                             President of the Company with responsibilities in
                             the areas of marketing and operations since 1993.
                             Prior to 1993, Mr. Phillips held the position of
                             Site Manager of Channelview Operations and various
                             management positions in the areas of planning,
                             marketing and manufacturing.

Joseph M. Putz, 56.........  Mr. Putz has served as Vice President and
Vice President and           Controller since October, 1988.  Prior to 1988,
 Controller                  Mr. Putz served as Vice President, Control and
                             Administration for the Company and the Lyondell
                             Division and held various positions with ARCO in
                             internal control, special projects and various
                             financial positions.

   NAME, AGE AND PRESENT               BUSINESS EXPERIENCE DURING PAST
  POSITION WITH LYONDELL         FIVE YEARS AND PERIOD SERVED AS OFFICER(S)
---------------------------  ---------------------------------------------------

Dan F. Smith, 50...........  Mr. Smith was named Chief Executive Officer and
President,                   President in December 1996.  Mr. Smith has been a
Chief Executive Officer      Director since 1988.  Mr. Smith served as
 and Director                President and Chief Operating Officer of the
                             Company from 1994 to December 1996.  Prior to
                             1994, Mr. Smith held various positions including
                             Executive Vice President, Chief Financial Officer
                             of the Company, Vice President, Corporate Planning
                             of ARCO and Senior Vice President in the areas of
                             management, manufacturing, control and
                             administration for the Company and the Lyondell
                             Division.


Debra L. Starnes, 44.......  Ms. Starnes became Senior Vice President,
Senior Vice President,       Petrochemicals in January 1997.  Ms. Starnes has
 Petrochemicals              served the Company as a Senior Vice President
                             since 1995 and as a Vice President since 1991 with
                             various responsibilities including polymers,
                             petrochemicals business management and marketing
                             and corporate planning.  Prior to 1991, Ms.
                             Starnes held various positions in planning,
                             manufacturing and marketing with ARCO and Lyondell.

Russell S. Young, 48.......  Mr. Young has served as Senior Vice President,
Senior Vice President,       Chief Financial Officer and Treasurer since May
Chief Financial Officer      1992.  Prior to 1992, Mr. Young held various
and Treasurer                positions including Vice President and Treasurer
                             of the Company, Controller of the ARCO Products
                             Division and in various financial management
                             positions for ARCO.

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

Initially, the Rights will be attached to all certificates representing outstanding shares of Common Stock, and no separate certificates for the Rights ("Rights Certificates") will be distributed. The Rights will separate from the Common Stock and a "Distribution Date" will occur, with certain exceptions, upon the earlier of (i) ten days following a public announcement of the existence of an "Acquiring Person" (the date of the announcement being the "Stock Acquisition Date"), or (ii) ten business days following the commencement of a tender offer or exchange offer that would result in a person's becoming an Acquiring Person. An "Acquiring Person" is any person or group of affiliated or associated persons that has acquired or obtained the right to acquire beneficial ownership of 15 percent or more of the outstanding shares of Common Stock, except that ARCO will not be or become an Acquiring Person unless and until such time as ARCO or any person affiliated or associated with ARCO acquires or becomes the beneficial owner of (or ARCO becomes affiliated or associated with any person who, collectively with ARCO, is the beneficial owner of) more than the lesser of (i) 1,000,000 shares of Common Stock in addition to those ARCO beneficially owned as of December 8, 1995 (or in addition to any lesser number of shares ARCO beneficially owns from time to time thereafter) and (ii) one share less than 50 percent of the shares of Common Stock outstanding at any time. In certain circumstances prior to the time a person has become an Acquiring Person, the Distribution Date may be deferred by the Board of Directors. Certain inadvertent acquisitions will not result in a person's becoming an Acquiring Person if the person promptly divests itself of sufficient Common Stock. Until the Distribution Date, (a) the Rights will be evidenced by the Common Stock certificates (together with this Summary of Rights or bearing the notation referred to below) and will be transferred with and only with such Common Stock certificates, (b) new Common Stock certificates issued after December 20, 1995 will contain a notation incorporating the Rights Agreement by reference and (c) the surrender for transfer of any certificate for Common Stock (with or without a copy of this Summary of Rights) will also constitute the transfer of the Rights associated with the Common Stock represented by such certificate. The Rights are not exercisable until the Distribution Date and will expire at the close of business on December 8, 2005, unless earlier redeemed or exchanged by the Company as described below.

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

In the event (a "Flip-Over Event") that, at any time from and after the time an Acquiring Person becomes such, (i) the Company is acquired in a merger or other business combination transaction (other than certain mergers that follow a Permitted Offer), or (ii) 50 percent or more of the Company's assets or earning power is sold or transferred, each holder of a Right (except Rights owned by such Acquiring Person or certain related parties) shall thereafter have the right to receive, upon exercise, a number of shares of common stock of the acquiring company having a Current Market Price equal to two times the exercise price of the Right.

At any time until the time a person becomes an Acquiring Person, the Company may redeem the Rights in whole, but not in part, at a price of $.0005 per Right, payable, at the option of the Company, in cash, shares of Common Stock or such other consideration as the Board of Directors may determine. At any time after the occurrence of a Flip-In Event and prior to the occurrence of a Flip-Over Event or a person becoming the beneficial owner of 50 percent or more of the shares of Common Stock then outstanding, the Company may exchange the Rights (other than Rights owned by an Acquiring Person or an affiliate or an associate of an Acquiring Person, which will have become void), in whole or in part, at an exchange ratio of one share of Common Stock, and/or other equity securities deemed to have the same value as one share of Common Stock, per Right, subject to adjustment.

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

No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock is listed on the New York Stock Exchange. ARCO has advised the Company that, as of March 1, 1997, ARCO owned 39,921,400 shares of the Common Stock, which represented 49.9 percent of the outstanding shares.

The reported high and low sale prices of the Common Stock on the New York Stock Exchange (New York Stock Exchange Composite Tape) for each quarter from January 1, 1995 through December 31, 1996, inclusive, were as set forth below.

          PERIOD               HIGH    LOW
          ------              ------  ------
          1995:
            First Quarter     26-3/4  21-5/8
            Second Quarter    26-3/4  22-5/8
            Third Quarter     29-1/8  25-1/2
            Fourth Quarter    26-1/4  21-1/8

          1996:
            First Quarter     32-1/4  22-1/2
            Second Quarter    31-1/8  22-1/4
            Third Quarter     24-3/4  21-5/8
            Fourth Quarter    24-1/8  20-3/8

On February 28, 1997 the closing price of the Common Stock was $23.625, and there were approximately 2,500 holders of record of the Common Stock.

During the last two years, Lyondell has declared $.225 per share quarterly cash dividends (which were paid in the subsequent quarter). The declaration and payment of dividends is at the discretion of the Board of Directors. The future declaration and payment of dividends and the amount thereof will be dependent upon the Company's results of operations, financial condition, cash position and requirements, investment opportunities, future prospects and other factors deemed relevant by the Board of Directors. Subject to these considerations and to the legal considerations discussed in the following paragraph, the Company currently intends to distribute to its Stockholders cash dividends on its Common Stock at a quarterly rate of $.225 per share. During 1996, the Company paid $72 million in dividends.

As detailed herein, certain of the Company's debt instruments contain provisions that generally provide that the holders of such debt may, under certain limited circumstances, require the Company to repurchase the debt ("Put Rights"). In addition to the occurrences described herein, the Put Rights may be triggered by the making of certain unearned distributions to Stockholders, other than regular dividends, that are followed by a specified decline in public ratings on such debt. See "Long Term Debt and Financing Arrangements". Regular dividends are those quarterly cash dividends determined in good faith by the Board of Directors (whose determination is conclusive) to be appropriate in light of the Company's results of operations and capable of being sustained. These determinations were made prior to the declaration of $.225 per share dividend paid on March 15, 1997. The Company's $400 million Facility also could limit the Company's ability to pay dividends under certain circumstances. See Items 1 and 2 -- "Business and Properties -- Long-Term Debt and Financing Arrangements".

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

ITEM 6.    SELECTED FINANCIAL DATA


The following table sets forth selected financial information for the Company.


                                              FOR THE YEAR ENDED DECEMBER 31
                                        ----------------------------------------
MILLIONS OF DOLLARS EXCEPT PER SHARE       1996    1995    1994    1993    1992
 AMOUNTS                                  ------  ------  ------  ------  ------
------------------------------------

Sales and other operating revenues        $5,052  $4,936  $3,857  $3,850  $4,809
Income before cumulative effect of
 accounting changes                          126     389     223       4      26
Net income (*)                               126     389     223      26      16
Earnings per share before cumulative
 effect of accounting changes               1.58    4.86    2.78     .06     .32
Earnings per share                          1.58    4.86    2.78     .33     .20
Dividends per share                          .90     .90     .90    1.35    1.80
Total assets                               3,276   2,606   1,663   1,231   1,215
Long-term debt, less current portion       1,194     807     707     717     725

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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL


Lyondell Petrochemical Company ("Company" or "Lyondell") operates in the petrochemicals and refining segments. The petrochemicals segment consists of olefins including ethylene, propylene, butadiene, butylenes and specialty products; polyolefins including polypropylene, high-density polyethylene ("HDPE") and low-density polyethylene; aromatics produced at the Channelview, Texas petrochemicals facility ("Channelview Facility") including benzene and toluene; methanol; methyl tertiary butyl ether ("MTBE"); and refinery blending stocks.

In December 1996, the Company sold an undivided interest in its methanol facility to MCN Investment Corporation ("MCNIC") and created Lyondell Methanol Company L.L.P. ("Lyondell Methanol"), a partnership with the minority owner, to own and operate the methanol facility.

In May 1995, the Company acquired Occidental Chemical Corporation's Alathon(R) HDPE business ("ALATHON Business"). Assets involved in the acquisition included resin production facilities in Matagorda (the "Matagorda Facility") and Victoria (the "Victoria Facility"), Texas, related research and development activities and the rights to the Alathon(R) trademark. See Note 4 of "NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS."

The refining segment consists of refined petroleum products, including gasoline, low sulfur diesel, jet fuel; aromatics produced at the full-conversion Houston, Texas refinery ("Refinery"), including benzene, toluene, paraxylene and orthoxylene; lubricants, including industrial lubricants, motor oils, white oils, process oils and base oils; carbon black oil; sulfur; residual oil; petroleum coke fuel; olefins feedstocks; and crude oil resales.

As discussed in Note 3 of "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS," in
July 1993, Lyondell and CITGO Petroleum Corporation ("CITGO") formed LYONDELL-CITGO Refining Company Ltd. ("LCR"), a Texas limited liability company owned by subsidiaries of the Company and CITGO. LCR owns and operates the refining business formerly owned by the Company, including the Refinery. LCR has undertaken and completed a major upgrade project at the Refinery to enable the facility to process substantial additional volumes of very heavy crude oil ("Upgrade Project").

At inception, LCR entered into a long-term crude oil supply contract ("Crude Supply Contract") with Lagoven, S.A. ("LAGOVEN"), an affiliate of CITGO. In addition, under terms of a long-term product sales agreement ("Products Agreement"), CITGO purchases a majority of the refined products produced at the Refinery. Both LAGOVEN and CITGO are direct or indirect wholly-owned subsidiaries of Petroleos de Venezuela, S.A., the national oil company of Venezuela.

LCR is required to purchase and LAGOVEN is required to sell sufficient crude oil to satisfy LCR's coking capacity, a minimum of 200,000 barrels per day and up to 230,000 barrels per day of very heavy Venezuelan crude oil. LAGOVEN has the right, but not the obligation, to supply incremental amounts above 230,000 barrels per day.

The following table sets forth sales volumes for the Company's major products for the periods indicated. Sales volumes include production, purchases of products for resale, propylene production from the product flexibility unit, products received on exchange and draws from inventory.


                                              FOR THE YEAR ENDED
                                                 DECEMBER 31
                                        ----------------------------
                                           1996      1995     1994
                                        ---------   -------  -------
SELECTED PETROCHEMICAL PRODUCTS
 (MILLIONS)
  (EXCLUDING INTERSEGMENT SALES):
    Ethylene, propylene and polymers
     (pounds)                                6,985    6,832    6,090
    Other olefins (pounds)                     980    1,030    1,048
    Methanol (gallons)                         209      199      169
    Aromatics (gallons)                        167      152      160

REFINED PRODUCTS (THOUSAND BARRELS PER
 DAY) (EXCLUDING INTERSEGMENT SALES):
    Gasoline                                   101      109      109
    Diesel and heating oil                      47       52       44
    Jet fuel                                    23       29       24
    Aromatics                                    7        8        8
    Other refined products                      59       56       46
                                           -------   ------   ------
        Total refined products volumes         237      254      231
                                           =======   ======   ======

The following table sets forth the Company's sales and other revenues for the periods indicated.

                                              FOR THE YEAR ENDED
                                                 DECEMBER 31
                                        ----------------------------
MILLIONS OF DOLLARS                         1996     1995     1994
-------------------                     ----------  -------  -------
PETROCHEMICAL PRODUCTS REVENUES
  (EXCLUDING INTERSEGMENT SALES):
    Ethylene, propylene and polymers        $1,688   $1,790   $1,113
    Other olefins                              173      211      173
    Methanol                                    87      118      133
    Aromatics                                  161      144      171
    Other petrochemical products and
     other revenues                            302      203      193
                                            ------   ------   ------
        Total petrochemical products
         sales                              $2,411   $2,466   $1,783
                                            ======   ======   ======
REFINED PRODUCTS REVENUES
  (EXCLUDING INTERSEGMENT SALES):
    Gasoline                                $  937   $  879   $  813
    Diesel and heating oil                     421      375      311
    Jet fuel                                   218      220      178
    Aromatics                                  155      240      152
    Other refined products and other
     revenues                                  474      386      324
                                            ------   ------   ------
        Total refined products sales         2,205    2,100    1,778
    Crude oil resales (a)                      436      370      296
                                            ------   ------   ------
        Total refined products and
         crude oil sales                    $2,641   $2,470   $2,074
                                            ======   ======   ======
--------------------------
(a) Crude oil resales consist of revenues from the resale of previously purchased crude oil and from locational exchanges of crude oil that are settled on a cash basis. Crude oil exchanges and resales facilitate the operation of the refining segment by allowing the Company to optimize the crude oil feedstock mix in response to market conditions and refinery maintenance turnarounds and to reduce transportation costs.

RESULTS OF OPERATIONS


OVERVIEW

Net income for 1996 was $126 million or $1.58 per share compared with $389 million or $4.86 per share in 1995 and $223 million or $2.78 per share in 1994. Earnings for 1996 included an approximate $20 million after-tax gain from the sale of an undivided interest in the methanol facility. Excluding the effect of this gain, the earnings decline in 1996 versus 1995 was primarily due to lower sales margins for petrochemicals and aromatics, partially offset by higher polymers earnings. The $166 million earnings increase in 1995 versus 1994 was primarily due to higher petrochemicals and aromatics sales margins and to higher polymers earnings.


PETROCHEMICALS SEGMENT

Chart 1 - Large buyer clearing price (pipeline delivered) ethylene month-end prices as reported by ChemData, Inc. from January 1994 through December 1996. Chart indicates increasing prices in 1994 with an annual average of the month-end prices of 20.43 cents per pound. 1995 prices decreased, however the annual average of the month-end prices of 25.66 cents per pound is still above the 1994 average. The chart indicates the price drop in 1995 ended in February 1996 with a steady increase in month-end prices throughout the remainder of 1996. However, the annual average of the month-end prices in 1996 was 21.66 cents per pound, below the 1995 average. Selected month-end prices are as follows: January 1994 -
16.70 cents per pound, December 1994 - 27.00 cents per pound, December 1995 -
18.50 cents per pound, December 1996 - 24.00 cents per pound.

Chart 2 - Spot price WTS low crude oil month-end prices as reported by Platts Oilgram Price Report from January 1994 through December 1996. Chart indicates increasing prices in 1994, 1995 and 1996 with an annual average of the month-end prices of $16.69 per barrel in 1994, $17.84 per barrel in 1995 and $21.35 per barrel in 1996. Prices were volatile in all three years although 1995 was somewhat flat. Selected month-end prices are as follows: January 1994 - $14.41 per barrel, December 1994 - $16.89 per barrel, December 1995 - $18.22 per barrel, December 1996 - $24.32 per barrel.

OPERATING INCOME Operating income amounted to $337 million in 1996 compared to $635 million in 1995 and $411 million in 1994. The $298 million decline in operating income in 1996 as compared to 1995 was primarily due to lower sales margins for olefins and methanol, partially offset by higher profits from the ALATHON Business.

The lower olefins sales margins for 1996 were primarily due to higher feedstock costs. Lyondell's olefins feedstocks are primarily condensates and other petroleum liquids which tend to follow the cost trends of crude oil. Since 1994 the price of crude oil has increased steadily (see Chart 2) which resulted in higher feedstock costs for the petrochemicals business. The sales prices for various olefins products are primarily driven by two factors. One is the demand for ethylene, propylene and other by-products as a result of economic conditions for end-use markets for these commodities such as the auto industry, housing construction and consumer durable and non-durable goods. Secondarily, sales prices are driven by the underlying cost of the feedstock. While demand was strong, margins decreased during 1996 because sales price increases during the year were not sufficient to cover the rapidly rising cost of the feedstocks.

Methanol is a primary component of MTBE which is a clean fuel additive in
reformulated gasoline that increases octane rating.   Effective January 1, 1995,
the Clean Air Act Amendments of 1990 ("Clean Air Act") required reformulated fuels to be used in certain U.S. cities. The demand for MTBE just prior to implementation of the Clean Air Act drove the price of MTBE and methanol to historic highs. Since the second quarter of 1995 the price of methanol has been dropping as new production of methanol has come onstream. Combined with the methanol price decrease, the price of natural gas, the principal methanol feedstock, has been increasing since the beginning of 1995, resulting in methanol sales margins retreating to more historic levels.

The higher profits from the ALATHON Business were a result of including a full 12 months of operations in 1996 compared to only eight months of ownership of the ALATHON Business in 1995. The ALATHON Business was acquired in May 1995.

The $224 million improvement in operating income in 1995 compared to 1994 was primarily due to higher olefins sales margins and the addition of the ALATHON Business, partially offset by lower olefins sales volumes.

Olefins sales margins were higher in 1995 than 1994 due to significantly higher sales prices that more than offset increased raw material prices (see Charts 1 and 2). Olefins sales prices were higher in the first half of 1995 due to favorable demand factors resulting from the improved economy. These higher prices were reduced later in the year due to increased industry supply as additional olefins capacity came onstream in 1995. Olefins sales volumes were lower in the latter part of 1995 due to a slow down in demand as a result of customers cutting back inventories in expectation of price reductions and a slow down in economic conditions in the beginning of 1996.

REVENUES Sales and other operating revenues, including intersegment sales, were $2.6 billion in 1996 compared to $2.7 billion in 1995 and $2.0 billion in 1994. The $14 million decrease in 1996 compared to 1995 was primarily due to lower sales prices for petrochemicals and the decrease in methanol prices discussed above, offset by higher sales resulting from a full year's revenues from the ALATHON Business. Compared to most of 1995 which was a period of strong market conditions for petrochemicals generally, average sales prices for petrochemicals during 1996 were lower due to a decline in market conditions which began in the latter part of 1995. This decline was due to additional olefins capacity that came onstream in 1995 and customer inventory corrections in the latter part of 1995. However, 1996 was still a strong year for petrochemical demand, in particular ethylene, and prices increased throughout the year after bottoming early in 1996 (see Chart 1).

In July of 1996 a fire occurred at the ARCO PipeLine Company meter station located within the Channelview Facility. The fire forced the shutdown of the entire Channelview Facility for several days and more than two weeks for some units. The Company recovered lost profits from ARCO PipeLine Company for this shutdown. The recovery was included in 1996 reported results.

The 1995 revenue increase of $684 million compared to 1994 was primarily due to the addition of the ALATHON Business during 1995. Contributing to the increase were higher olefins sales prices reflecting continued strong market conditions during the first half of 1995 for petrochemicals that resulted from the strong U.S. economic growth rate, an improved worldwide economy and industry supply disruptions during the latter part of 1994.

GAIN ON SALE OF ASSETS Gain on sale of assets resulted primarily from the sale of an undivided interest in the Company's methanol facility to MCNIC in December 1996.

COST OF SALES Cost of sales was $2.2 billion in 1996 compared to $1.9 billion in 1995 and $1.5 billion in 1994. The 1996 increase of $286 million compared to 1995 was primarily due to higher olefins feedstock costs reflecting the higher crude oil and related products prices (see Chart 2). Also contributing to the increase were higher operating expenses due to the ownership of the ALATHON Business for a full year in 1996 compared to eight months in 1995.

The 1995 cost of sales increase of $416 million compared to 1994 was primarily due to the operation of the ALATHON Business and to the higher olefins feedstock costs.

SELLING EXPENSES Selling expenses amounted to $112 million in 1996 compared to $84 million in 1995 and $40 million in 1994. The $28 million increase in selling expenses in 1996 compared to 1995 was primarily due to the operation of the ALATHON Business for a full year in 1996 compared to eight months in 1995. In the ALATHON Business, the cost of transporting finished products to customers by rail is classified as a selling expense. Likewise, the $44 million increase in selling expenses in 1995 compared to 1994 was primarily due to the inclusion of the operations of the ALATHON Business for eight months in 1995 and, to a lesser extent, to higher terminal expense related to storing product in anticipation of shutting down one of the olefins units for a maintenance turnaround.

REFINING SEGMENT

Chart 3 - Contract (barges FOB) orthoxylene month-end prices as reported by ChemData, Inc. from January 1994 through December 1996. Chart indicates increasing prices in 1994 with an annual average of the month-end prices of
18.38 cents per pound. 1995 prices continued to increase through May 1995, then began a sharp decline. However, the annual average of the month-end prices of
28.83 cents per pound for 1995 is still significantly above the 1994 average. The chart indicates the price drop in 1995 ended in November 1995 but prices remained relatively flat through the remainder of 1996. The annual average of the month-end prices in 1996 was 16.50 cents per pound, well below the 1995 average. Selected month-end prices are as follows: January 1994 -14.50 cents per pound, December 1994 - 28.00 cents per pound, December 1995 -16.00 cents per pound, December 1996 - 18.00 cents per pound.

Chart 4 - Contract (tank car delivered) paraxylene month-end prices as reported by ChemData, Inc. from January 1994 through December 1996. Chart indicates increasing prices in 1994 with an annual average of the month-end prices of
24.13 cents per pound. Prices continued to increase throughout 1995, then began a sharp decline in March 1996. The annual average of the month-end prices was 36.63 cents per pound for 1995. The chart indicates the price drop ended in October 1996 and prices remained flat for the remainder of 1996. The annual average of the month-end prices in 1996 was 29.13 cents per pound. Selected month-end prices are as follows: January 1994 - 22.25 cents per pound, December 1994 - 28.00 cents per pound, December 1995 - 41.00 cents per pound, December 1996 - 19.00 cents per pound.

OPERATING INCOME Operating income amounted to $1 million in 1996 compared to $130 million in 1995 and $56 million in 1994. During 1996, profit performance from refined products benefited from high processing rates of heavy Venezuelan crude oil. However, this improvement was offset by lower margins due to rising feedstock costs for the crude oil runs not covered by the Crude Supply Contract. Operating rates for the crude oil purchased outside the Crude Supply Contract were reduced significantly in the third quarter due to poor economics. The $129 million decrease in 1996 compared to 1995 was primarily due to lower aromatics (primarily paraxylene and orthoxylene) and refined products (gasoline, low sulfur diesel and jet fuel) sales margins and to higher period costs. Overall, aromatics sales margins were lower in 1996 primarily due to lower sales prices for orthoxylene and paraxylene (see Charts 3 and 4). Refined products sales margins decreased due to higher crude oil (see Chart 2) and other feedstock costs, which more than offset higher refined product sales prices, as well as higher fuel costs. Refining period costs were higher due to higher maintenance expense and personnel compensation.

The $74 million increase in 1995 compared to 1994 resulted from higher sales margins for aromatics and refined products, partially offset by higher refining period expenses and selling, general and administrative expenses. Aromatics sales margins were higher due to higher sales prices, particularly for paraxylene and orthoxylene. Paraxylene prices increased due to expanding polyethylene terephthalate (PET) bottle and polyester fiber markets, which, to a certain extent, pulled orthoxylene prices upward. Refined products sales margins were higher due to processing higher volumes of Venezuelan crude oil purchased under the Crude Supply Contract in both the coking and cracking modes. Period expenses were higher due to higher employee compensation and higher scheduled and unscheduled repair and maintenance expense.

REVENUES Sales and other operating revenues, including intersegment sales, were $2.8 billion in 1996 compared to $2.6 billion in 1995 and $2.3 billion in 1994. The 1996 increase of $164 million compared to 1995 primarily resulted from higher sales prices for refined products and higher prices on crude oil resales, partially offset by lower paraxylene and orthoxylene prices. Beginning in the second quarter of 1996, paraxylene prices declined due to additional industry capacity and continued inventory reductions in the PET business by plastic beverage container customers and in the polyester fibers business by clothing and fabric manufacturing customers. Orthoxylene prices were at historical highs during the first half of 1995 before returning to a more normal level in the fourth quarter of 1995 due to increased industry production and lower demand as a result of customers' inventory reductions.

The 1995 increase of $374 million compared to 1994 primarily resulted from higher sales prices and volumes for refined products and aromatics and higher sales volumes and prices for crude oil resales. Refined products sales prices tend to track the price trends of crude oil. During 1995 refined products sales prices were higher due to the higher worldwide crude oil prices. Aromatics sales prices and volumes, specifically for paraxylene and orthoxylene, increased because of improved market conditions. Paraxylene prices were positively impacted by high worldwide growth of polyester, particularly in the PET bottle sector, and prices continued to increase through all of 1995. Orthoxylene prices peaked and began to decline in mid-1995 as a result of increased worldwide production and slower demand. Refined products sales volumes were higher during 1995 compared to 1994 due to higher production rates as a result of less scheduled and unscheduled downtime of production units during 1995.

COST OF SALES Cost of sales was $2.7 billion in 1996 compared to $2.5 billion in 1995 and $2.2 billion in 1994. The 1996 increase compared to 1995 of $292 million was primarily due to higher crude oil and other petroleum feedstock costs and higher costs of crude oil resales, both of which resulted from higher industry crude oil prices. Crude oil resales consist of revenues from the resale of previously purchased crude oil and from locational exchanges of crude oil that are settled on a cash basis. Crude oil exchanges and resales facilitate the operation of the refining segment by allowing the Company to optimize the crude oil feedstock mix in response to market conditions and refinery maintenance turnarounds and to reduce transportation costs. For crude oil purchases outside the Crude Supply Contract, approximately three barrels of crude oil are purchased for every barrel processed with the remaining two barrels traded or resold.

The 1995 increase compared to 1994 of $293 million was primarily due to higher raw material costs and higher costs of crude oil resales. Raw material costs were higher due to higher crude oil and other feedstock prices and to higher raw material consumption due to higher finished product production rates. Finished product production rates were higher in 1995 compared to 1994 due to less scheduled and unscheduled downtime of production units during 1995.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses were $62 million in 1996 compared to $61 million in 1995 and $54 million in 1994. The $7 million increase in 1995 compared to 1994 was primarily due to higher employee compensation and higher product transportation expense due to higher sales volumes.


UNALLOCATED

GENERAL AND ADMINISTRATIVE EXPENSES General and administrative expenses were $60 million in 1996 compared to $59 million in 1995 and $43 million in 1994. The $16 million increase in 1995 compared to 1994 was primarily due to higher management incentive compensation related expenses, a significant portion of which was for a management incentive compensation plan adopted and approved by the stockholders in 1995.

INTEREST EXPENSE AND INTEREST INCOME Interest expense was $81 million in 1996 compared to $80 million in 1995 and $74 million in 1994. The $6 million increase in interest expense in 1995 compared to 1994 resulted from amounts borrowed to partially finance the acquisition of the ALATHON Business.

Interest income was $3 million in 1996 compared to $6 million in 1995 and $5 million in 1994. The $3 million decrease in interest income in 1996 compared to 1995 was primarily due to lower levels of excess cash available for investment.

MINORITY INTEREST Minority interest was $4 million in 1996. This represented the allocated share of LCR net income to CITGO, the minority owner of LCR, and the allocated share of Lyondell Methanol net income to MCNIC, the minority owner of Lyondell Methanol. Minority interest was $14 million in 1995 and $6 million in 1994, representing the allocated share of LCR net income to CITGO.

INCOME TAX The effective income tax rate during 1996 was 35.7 percent compared to 37.1 percent for 1995 and 36.2 percent for 1994. State income tax was the primary difference between the effective tax rate and the 35 percent federal statutory rate during each of the periods.

FINANCIAL CONDITION


CASH FLOW FROM OPERATIONS Lyondell's cash flow from operations totaled $232 million during 1996 compared to $471 million and $155 million generated in 1995 and 1994, respectively. The decrease in 1996 compared to 1995 was primarily attributable to the decrease in net income.

INVESTING ACTIVITIES Excluding refinery upgrade expenditures totaling $473 million, the Company made capital expenditures totaling $136 million during 1996, of which $28 million related to environmental projects primarily at the Refinery and $108 million was for other projects primarily at the petrochemical plants. Refinery upgrade expenditures during 1996 were funded by $144 million of contributions made during 1996 by CITGO, $199 million from external borrowings by LCR, $123 million from Lyondell in the form of subordinated loans to LCR and $7 million from the restricted cash balance.

CITGO has provided a major portion of the funding for the Upgrade Project which through December 31, 1996 totaled cash contributions of approximately $472 million, including cash contributions for the carrying costs of the construction debt, and has also reinvested approximately $42 million of cash distributions. In addition, CITGO has provided $130 million for funding other non-Upgrade Project capital projects and operations through March 1, 1997. The Upgrade Project was placed in service during the first quarter of 1997 at a total cost of approximately $1.1 billion. Lyondell funded one-half of the costs in excess of $1 billion through subordinated loans.

The 1997 capital expenditures budget, excluding the Upgrade Project and other LCR capital projects, is $116 million. In addition, approximately $25 million will be loaned to LCR for the Upgrade Project and $16 million for other LCR capital projects. Capital spending in 1997 includes: design and engineering for a 440 million pound or approximately 40 percent expansion of HDPE resin capacity with a targeted start-up of mid-1999; initial construction spending for a 100 million pound or approximately 25 percent expansion of HDPE capacity at the Victoria Facility with a targeted start-up in 1998; and, control and electrical upgrades at the Channelview Facility and the Refinery.

FINANCING ACTIVITIES During 1996 the Company completed a bond offering for $300 million of 10 and 30 year bonds. Additionally, LCR acquired funds to complete its Upgrade Project by borrowing $199 million under its five-year term credit facility and receiving $144 million in contributions from CITGO. MCNIC contributed $2 million to Lyondell Methanol to fund ongoing operations. The Company used cash to pay dividends of $72 million, $150 million for scheduled repayments of long-term notes and a net $43 million for repayments of short-term borrowings. See Note 13 of "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS."

In February 1996, the Company issued $300 million of debt securities ("Debt Securities") consisting of $150 million of 6.5 percent notes due in 2006 and $150 million of 7.55 percent debentures due in 2026. A portion of the proceeds received from the sale of the Debt Securities was used to repay short-term debt during the first quarter of 1996, and the remainder was used for retirement of maturing long-term debt and general corporate purposes. The Debt Securities are unsecured obligations and rank on a parity with all other unsecured and unsubordinated debt of the Company.

The Company has a five-year, $400 million revolving credit facility ("Facility") with a group of banks expiring June 2000. Borrowings under the Facility bear interest at either the eurodollar, certificate of deposit or prime rates or based on a competitive auction feature wherein the interest rate can be established by competitive bids submitted by the sponsoring banks, all at the Company's option. The Facility is available for working capital and general corporate purposes as needed and contains covenants relating to dividend payments, debt incurrence, liens, disposition of assets, mergers and consolidations, fixed charge and leverage ratios. At December 31, 1996, no amounts were outstanding under this Facility.

In May 1995, LCR entered into two credit facilities totaling $520 million with a group of banks with The Bank of New York as agent (together the "LCR Credit Facilities"). The first facility, a $70 million, 364-day revolving working capital facility, was renewed in 1996 and is being utilized for general business purposes unrelated to the Upgrade Project and for letters of credit. At December 31, 1996, $10 million was outstanding under this credit facility with a weighted average interest rate of 7.1 percent. The second facility is a $450 million, five-year term credit facility being used in connection with the Upgrade Project. At December 31, 1996, $450 million was outstanding under this credit facility with a weighted average interest rate of
6.3 percent. Interest for both facilities is based on prime or eurodollar rates at LCR's option. The LCR Credit Facilities contain covenants which require LCR to maintain a minimum net worth which increases each year until 1998 and maintenance of certain financial ratios defined in the agreements. The LCR Credit Facilities also contain other customary covenants which limit LCR's ability to modify certain significant contracts, incur additional debt or liens, dispose of assets, make restricted payments as defined in the agreements or merge or consolidate with other entities.

At the end of the third quarter of 1996, LCR was not in compliance with the financial ratio covenant of adjusted average debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") contained in the LCR Credit Facilities. Effective as of November 12, 1996, the LCR Credit Facilities were amended. The substance of these amendments was to replace the adjusted average debt to EBITDA covenant and one additional financial covenant with a covenant to maintain a minimum EBITDA. The amendments were retroactively effective as of the noncompliance date and will continue through June 30, 1997. As of December 31, 1996, LCR was in compliance with the terms of the LCR Credit Facilities.

The Company also has uncommitted lines of credit totaling $285 million with banks and other financial institutions. These uncommitted lines of credit provide the Company with additional borrowing flexibility and potentially more competitive interest rates. The Company can borrow money on these uncommitted lines of credit on such terms as may be mutually agreed upon at the time amounts are borrowed. The lines of credit can be terminated by the lenders, in their sole discretion, on short notice. As of December 31, 1996, the Company had $50 million outstanding under these uncommitted lines of credit.

On January 24, 1997, the Board of Directors declared a regular quarterly dividend in the amount of $.225 per share of common stock, payable March 15, 1997 to stockholders of record on February 25, 1997.


ACCOUNTING CHANGES


LYONDELL-CITGO REFINING COMPANY LTD. During the first quarter of 1997 the Upgrade Project at LCR became fully operational. As a result, the participation interests will change to approximately 60 percent and 40 percent for Lyondell and CITGO, respectively. Pursuant to contractural arrangements and concurrent with the completion of the Upgrade Project, the authority and responsibility for certain management decisions previously decided by majority vote, and therefore controlled by Lyondell, changed to unanimous vote resulting in expanded joint control of LCR by Lyondell and CITGO. Consequently, effective January 1, 1997, Lyondell will account for its investment in LCR under the equity method of accounting, meaning that the operations of LCR will no longer be consolidated line by line with those of Lyondell. The net earnings of LCR will be included in the income of Lyondell as income from equity investment and Lyondell's portion of the LCR assets will appear on a single line as investment in affiliate. See
Note 3 of "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS."

SEGMENT INFORMATION Beginning in 1997, the Company intends to report the results of its polymers operations as a separate segment. Currently, the results of polymers operations are included in the petrochemicals segment.


ACCOUNTING STANDARDS


In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 covers transactions that include: securitizations, sales of partial interests in financial assets, repurchase agreements, securities lending, pledges of collateral, loan syndications and participations, sales of receivables with recourse, servicing of mortgages and other loans, and in-substance defeasances. The majority of the provisions of SFAS No. 125 become effective at the beginning of 1997 while some items are effective at the beginning of 1998 based on the issuance of SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." Based on current circumstances, the Company does not believe the effect of adoption will have a material impact on the Company.

In October 1996 the American Institute of Certified Public Accountants issued Statement of Position 96-1 ("SOP 96-1"), "Environmental Remediation Liabilities," which establishes new accounting and reporting standards for the recognition and disclosure of environmental remediation liabilities. The Company does not believe the effect of adoption of SOP 96-1 in 1997 will have a material impact on the Company's financial position or results of operations.

ENVIRONMENTAL MATTERS

Various environmental laws and regulations impose substantial requirements upon the operations of the Company. The Company's policy is to be in compliance with such laws and regulations, which include, among others, the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), as amended, the Resource Conservation and Recovery Act ("RCRA") and the Clean Air Act. In connection with the transfer of assets and liabilities from Atlantic Richfield Company ("ARCO") to the Company at the time the Company was formed into a separate company, effective July 1, 1988, the Company and ARCO entered into an agreement ("Cross-Indemnity Agreement") whereby the Company agreed to defend and indemnify ARCO against certain uninsured claims and liabilities which ARCO may incur relating to the operation of the business of the Company prior to July 1, 1988, including certain liabilities which may arise out of pending and future lawsuits. ARCO, along with many other companies, has been named a potentially responsible party ("PRP") under CERCLA in connection with the past disposal of waste at third party waste sites. Pursuant to the Cross-Indemnity Agreement, the Company is currently contributing funds for one site pursuant to its obligation to reimburse ARCO for a portion of its uninsured remediation costs. The Company has reached an agreement-in-principle with ARCO to update the Cross-Indemnity Agreement ("Revised Cross-Indemnity Agreement"). Under the Revised Cross-Indemnity Agreement, both ARCO and the Company waive any claim for reimbursement under the existing Cross-Indemnity Agreement for any prior defense and settlement costs associated with waste site matters, and the Company will assume responsibility for its proportionate share of future costs for waste site matters not covered by ARCO insurance. The obligation described above will continue under the Revised Cross-Indemnity Agreement.

The Company reserves for contingencies, including those based upon unasserted claims, that are probable and reasonably estimable. In connection with environmental matters, the Company establishes reserves based upon known facts and circumstances. Based on current environmental laws and regulations, the Company believes it has adequately reserved for the matters described above and, based upon such reserves, does not anticipate any material adverse effect upon its earnings, operations or competitive position, although the resolution in any reporting period of one or more of these matters could have a material impact on the Company's results of operations for that period.

The environmental reserve on December 31, 1996 was $14 million. The Company spent $2.1 million, $9.4 million and $6.5 million in 1996, 1995 and 1994, respectively, relating to environmental matters. The Company estimates it will spend approximately $4 million in conjunction with environmental matters in 1997 which is included in the December 31, 1996 environmental reserve.

CURRENT BUSINESS OUTLOOK

Lyondell's results in the second half of 1996 reflected a stronger business environment for petrochemicals and polymers compared to the earlier part of 1996. This improvement was partially offset, however, by higher petrochemicals feedstock costs. During 1997, management expects petrochemicals supply and demand fundamentals to continue to be favorable with positive demand growth. However, significant additional industry capacity is expected to be added late in 1997 which may adversely impact margins. Polymers demand has been relatively strong in the first quarter of 1997. HDPE supply and demand fundamentals are expected to remain favorable, however, anticipated additional industry polypropylene capacity may negatively impact margins.

Methanol business conditions returned to more typical levels in the latter part of 1995 and through 1996 from the very favorable conditions that existed during the early part of 1995. Methanol demand growth is still good and natural gas feedstock costs have fallen from their high levels in early 1997. However, substantial new capacity is expected in various parts of the world over the next few years which may negatively impact margins.

Although refining industry margins are not expected to improve during 1997, management believes the Company has improved its refining business with the formation of LCR and the resulting benefits of the Crude Supply Contract and Products Agreement. These arrangements are designed to diminish the impact of market volatility and stabilize cash flows at attractive levels relative to historic performance. With the completion of the Upgrade Project, more than 90 percent of the crude oil purchases will be under the Crude Supply Contract which will significantly reduce the crude oil volume which is sensitive to market conditions. The benefits of the Crude Supply Contract should begin to be fully realizable following completion of the Upgrade Project. However, the learning curve for the Upgrade Project may limit LCR's ability to achieve maximum operating efficiencies and therefore realize the full benefits of the Crude Supply Contract. Aromatics are in a weaker environment entering 1997 from the favorable conditions that existed in 1995 and early 1996 due to lower margins resulting from higher feedstock costs and continuing low sales prices for paraxylene as a result of excess supply.

Profitability and cash flows for the petrochemicals and refining businesses are affected by industry supply and demand, feedstock cost volatility, capital expenditures required to meet more stringent environmental standards, repair and maintenance costs and downtime of production units due to maintenance turnarounds. Turnarounds on major units can have significant financial impacts due to the associated loss of production, resulting in lower profitability. The Company is performing a turnaround of its Matagorda Facility during the first quarter of 1997.

Management believes business conditions will be such that cash balances, cash generated from operating activities and existing lines of credit will be adequate to meet future cash requirements for scheduled debt repayments, necessary capital expenditures and to sustain for the reasonably foreseeable future the regular quarterly dividend. Management anticipates increased cash flow from its businesses. Management intends that cash flow in excess of the amounts needed to fund capital projects, growth opportunities and appropriate liquidity needs, would be returned to the stockholders through stock repurchases, increased dividends or some combinations thereof.

The Company's business strategies are to maintain and improve its low-cost position, reduce cyclicality and volatility and grow the business profitably. Lyondell continually evaluates opportunities to expand or further diversify its operations through potential acquisitions, joint ventures and other opportunities involving third parties. Consistent with the Company's overall strategy, however, management's intent is to undertake such transactions only if it expects the transactions would produce both near-term and long-term improved cash flow and would produce returns in excess of the Company's cost of capital.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        PAGE
                                                                        ----

Report of Independent Accountants                                         37

Financial Statements:

     Consolidated Statements of Income and Retained Earnings (Deficit)    38

     Consolidated Balance Sheets                                          39

     Consolidated Statements of Cash Flows                                40

     Notes to Consolidated Financial Statements                           41

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Board of Directors of Lyondell Petrochemical Company:

  We have audited the accompanying consolidated balance sheets of Lyondell Petrochemical Company as of December 31, 1996 and 1995, and the related consolidated statements of income and retained earnings (deficit), and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lyondell Petrochemical Company as of December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



Coopers & Lybrand L.L.P.
Houston, Texas
February 12, 1997

                         LYONDELL PETROCHEMICAL COMPANY

       CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (DEFICIT)



                                              FOR THE YEAR ENDED
                                                  DECEMBER 31
                                        ------------------------------
MILLIONS OF DOLLARS, EXCEPT PER SHARE
 AMOUNTS                                   1996        1995      1994
-------------------------------------   ----------    ------    ------

SALES AND OTHER OPERATING REVENUES:
     Unrelated parties                      $4,734    $4,611    $3,543
     Related parties                           318       325       314
                                        ----------    ------    ------
                                             5,052     4,936     3,857

GAIN ON SALE OF ASSETS                          30        --        --

OPERATING COSTS AND EXPENSES:
     Cost of sales:
          Unrelated parties                  4,320     3,801     3,066
          Related parties                      250       225       230
     Selling, general and
      administrative expenses                  234       204       137
                                        ----------    ------    ------
                                             4,804     4,230     3,433
                                        ----------    ------    ------

     Operating income                          278       706       424

Interest expense                               (81)      (80)      (74)
Interest income                                  3         6         5
Minority interest                               (4)      (14)       (6)
                                        ----------    ------    ------

     Income before income taxes                196       618       349

Provision for income taxes                      70       229       126
                                        ----------    ------    ------

NET INCOME                                  $  126    $  389    $  223
                                        ==========    ======    ======

EARNINGS PER SHARE                          $ 1.58    $ 4.86    $ 2.78
                                        ==========    ======    ======

RETAINED EARNINGS (DEFICIT) AT
 BEGINNING OF YEAR                          $  142    $ (175)   $ (326)
     Net income                                126       389       223
     Cash dividends                            (72)      (72)      (72)
     Other                                      (3)       --        --
                                        ----------    ------    ------
RETAINED EARNINGS (DEFICIT) AT END OF
 YEAR                                       $  193    $  142    $ (175)
                                        ==========    ======    ======


                See notes to consolidated financial statements.

                         LYONDELL PETROCHEMICAL COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                             DECEMBER 31
                                        -------------------
MILLIONS OF DOLLARS                        1996      1995
-------------------                     ---------  --------

ASSETS
Current assets:
     Cash and cash equivalents            $    68   $     3
     Restricted cash and cash
      equivalents                              --         7
     Accounts receivable:
          Trade                               394       340
          Related parties                      62        22
     Inventories                              294       265
     Prepaid expenses and other current
      assets                                   13        41
                                        ----------  --------
          Total current assets                831       678
                                        ----------  --------

Property, plant and equipment               4,313     3,804
Less accumulated depreciation and
 amortization                              (2,043)   (1,990)
                                        ----------  --------
                                            2,270     1,814

Deferred charges and other assets             175       114
                                        ----------  --------

Total assets                              $ 3,276   $ 2,606
                                        ==========  ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable:
          Trade                           $   474   $   358
          Related parties                       1         1
     Notes payable                             60       103
     Current maturities of long-term
      debt                                    112       150
     Other accrued liabilities                124       138
                                        ----------  --------
          Total current liabilities           771       750
                                        ----------  --------

Long-term debt                              1,194       807
Other liabilities and deferred credits        114        95
Deferred income taxes                         157       115
Commitments and contingencies
Minority interest                             609       459
Stockholders' equity:
     Preferred stock, $.01 par value,
      80,000,000 shares
       authorized, none outstanding
     Common stock, $1 par value,
      250,000,000 shares
       authorized, 80,000,000 issued
        and outstanding                        80        80
     Additional paid-in capital               158       158
     Retained earnings                        193       142
                                        ----------  --------
          Total stockholders' equity          431       380
                                        ----------  --------

Total liabilities and stockholders
 equity                                   $ 3,276   $ 2,606
                                        ==========  ========


                See notes to consolidated financial statements.

                         LYONDELL PETROCHEMICAL COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                              FOR THE YEAR ENDED
                                                  DECEMBER 31
                                        ------------------------------
MILLIONS OF DOLLARS                         1996       1995      1994
-------------------                     ----------   --------  -------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                              $ 126     $ 389     $ 223
     Adjustments to reconcile net
      income to net cash provided
      by operating activities:
          Depreciation and amortization        110        86        65
          Deferred income taxes                 50         3        10
          Increase in accounts
           receivable                          (94)       (1)     (156)
          Increase in inventories              (29)      (36)      (38)
          Increase in accounts payable         160        54        59
          Net change in other working
           capital accounts                      6        (1)       28
          Minority interest                      4        14         6
          Gain on sale of assets               (30)       --        --
          Other                                (71)      (37)      (42)
                                        -----------  --------  --------
               Net cash provided by
                operating activities           232       471       155
                                        -----------  --------  --------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant and
      equipment                               (609)     (982)     (252)
     Proceeds from sales of assets              55        --        --
     Purchases of short-term investments       (76)       --       (20)
     Proceeds from sales of short-term
      investments                               76        --        26
                                        -----------  --------  --------
               Net cash used in
                investing activities          (554)     (982)     (246)
                                        -----------  --------  --------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Minority owners' contributions            146       176       136
     Net change in short-term debt             (43)       83        16
     Borrowings of long-term debt              499       250        --
     Repayments of long-term debt             (150)      (10)       (8)
     Dividends paid                            (72)      (72)      (72)
                                        -----------  --------  --------
               Net cash provided by
                financing activities           380       427        72
                                        -----------  --------  --------


INCREASE (DECREASE) IN CASH, RESTRICTED
 CASH AND CASH EQUIVALENTS                      58       (84)      (19)
Cash, restricted cash and cash
 equivalents at beginning of period             10        94       113
                                        -----------  --------  --------
Cash, restricted cash and cash
 equivalents at end of period                $  68     $  10     $  94
                                        ===========  ========  ========



                See notes to consolidated financial statements.

                        LYONDELL PETROCHEMICAL COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMNTS


1.  FORMATION OF THE COMPANY AND OPERATIONS

As the context may require, all references hereafter to the "Company" or "Lyondell" include Lyondell Petrochemical Company and its wholly-owned subsidiaries, LYONDELL-CITGO Refining Company Ltd. ("LCR"), a Texas limited liability company, and Lyondell Methanol Company L.L.P. ("Lyondell Methanol"). Lyondell Methanol was formed in December 1996 by Lyondell and MCN Investment Corporation ("MCNIC") to own and operate the methanol facility at the Channelview, Texas petrochemicals facility ("Channelview Facility"). MCNIC has a 25 percent interest in Lyondell Methanol. Lyondell has a 75 percent interest in Lyondell Methanol and will serve as managing partner and operator.

From its formation in 1985 through June 1988, Lyondell operated as a division of Atlantic Richfield Company ("ARCO"). In July 1988, ARCO transferred the division's assets and liabilities along with additional pipeline assets, to its wholly-owned subsidiary, Lyondell Petrochemical Company, a Delaware corporation. In January 1989, ARCO completed an initial public offering of approximately 50.1 percent of the Company's common stock. In August 1994, ARCO completed an offering ("ARCO Note Offering") of three-year debt securities ("Exchangeable Notes") which are exchangeable upon maturity on September 15, 1997 into Lyondell common stock or an equivalent cash value, at ARCO's option. If ARCO elects to deliver shares of Lyondell common stock at the maturity of the Exchangeable Notes, ARCO's equity interest in Lyondell will be reduced or eliminated, depending on the price of Lyondell common stock at maturity of the Exchangeable Notes. As of December 31, 1996, ARCO owned 39,921,400 shares of Lyondell common stock, representing 49.9 percent of the issued and outstanding common stock of the Company.

The Company operates in the petrochemicals and refining segments. The petrochemicals segment manufactures a wide variety of petrochemicals including olefins, polyolefins, aromatics, methanol and methyl tertiary butyl ether ("MTBE"). The Company's petrochemical products are used primarily in the manufacturing of other chemicals and products, which in turn are used in the production of a wide variety of consumer and industrial products. The refining segment operates primarily through the Company's interest in LCR and manufactures refined petroleum products, including gasoline, low sulfur diesel and jet fuel; aromatics, including benzene, toluene, paraxylene and orthoxylene; lubricants, including industrial lubricants, motor oils, white oils, process oils and base oils; carbon black oil; sulfur; residual oil; petroleum coke fuel; olefins feedstocks; and crude oil resales. LCR sells its principal refined products to CITGO Petroleum Corporation ("CITGO") (see Note 3). Although during the previous five years the contribution to operating profits made by the petrochemicals segment has been nearly five times greater than the contribution to operating profits made by the refining segment, this trend could be reversed in any particular year due to margin volatility within the petrochemicals and petroleum refining industries.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The consolidated financial statements include the accounts of the Company and its subsidiaries, including LCR and Lyondell Methanol. All significant transactions between the entities of the Company have been eliminated from the consolidated financial statements.

Revenue Recognition - Revenue from product sales is generally recognized upon delivery of products to the customer.

Cash and Cash Equivalents - Cash equivalents consist of highly liquid debt instruments such as certificates of deposit, commercial paper and money market accounts purchased with an original maturity date of three months or less. Cash equivalents are stated at cost, which approximates fair value. The Company's policy is to invest cash in conservative, highly rated instruments and limit the amount of credit exposure to any one institution. The Company performs periodic evaluations of the relative credit standing of these financial institutions which are considered in the Company's investment strategy.

                        LYONDELL PETROCHEMICAL COMPANY

The Company has no requirements for compensating balances in a specific amount at a specific point in time. The Company does maintain compensating balances for some of its banking services and products. Such balances are maintained on an average basis and are solely at the Company's discretion. As a result, none of the Company's cash is restricted with the exception of cash held for use in connection with LCR capital projects and other expenditures as determined by the LCR owners (see Note 6).

All investments in debt and equity securities are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of investments in debt securities as trading, available-for-sale or held-to-maturity at the time of purchase and reevaluates such designation as of each balance sheet date.

Accounts Receivable - The Company sells its products primarily to companies in the petrochemicals and refining industries. The Company performs ongoing credit evaluations of its customers' financial condition and in certain circumstances requires letters of credit from them. The Company's allowance for doubtful accounts receivable, which is reflected in the consolidated balance sheet as a reduction of accounts receivable, totaled $3 million at December 31, 1996 and 1995.

Inventories - Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out ("LIFO") basis except for materials and supplies, which are valued at average cost.

Property, Plant and Equipment - Property, plant and equipment are recorded at cost. Depreciation of property, plant and equipment is computed using the straight-line method over the estimated useful lives of the related assets as follows.

  Manufacturing facilities and equipment    -  5 to 30 years
  Leased assets and improvements            -  5 to 20 years

Upon retirement or sale, the Company removes the cost of the assets and the related accumulated depreciation from the accounts and reflects any resulting gains or losses in income. The Company's policy is to capitalize interest cost incurred on debt during the construction of major projects exceeding one year.

Turnaround Maintenance and Repair Expenses - Cost of repairs and maintenance incurred in connection with turnarounds of major units at the Company's manufacturing facilities exceeding $5 million are deferred and amortized on a straight-line basis until the next planned turnaround, generally four to six years.

Environmental Remediation Costs - Expenditures related to investigation and remediation of contaminated sites, which include operating facilities and waste disposal sites, are accrued when it is probable a liability has been incurred and the amount of the liability can reasonably be estimated. Estimates have not been discounted to present value. Environmental remediation costs are expensed or capitalized in accordance with generally accepted accounting principles.

Exchanges - Crude oil and finished product exchange transactions, which are of a homogeneous nature of commodities in the same line of business and do not involve the payment or receipt of cash, are not accounted for as purchases and sales. Any resulting volumetric exchange balances are accounted for as inventory in accordance with the normal LIFO valuation policy. Exchanges settled through payment and receipt of cash are accounted for as purchases and sales.

Income Taxes - Deferred income taxes result from temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes and are calculated based upon cumulative book and tax differences in the consolidated balance sheets in accordance with SFAS No. 109, "Accounting for Income Taxes."

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and

                        LYONDELL PETROCHEMICAL COMPANY
liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications - Certain previously reported amounts have been restated to conform to classifications adopted in 1996.


3.  LYONDELL-CITGO REFINING COMPANY LTD.

In July 1993, LCR was formed to own and operate the Company's refining business, including the full-conversion Houston, Texas refinery ("Refinery"). LCR is a limited liability company organized under the laws of the state of Texas and owned by subsidiaries of the Company and CITGO. At December 31, 1996, CITGO had an approximate 13 percent participation interest in LCR. LCR has undertaken and completed a major upgrade project at the Refinery primarily funded by debt and CITGO equity contributions to enable the facility to process substantial additional volumes of very heavy crude oil ("Upgrade Project"). CITGO has provided a major portion of the funds for the Upgrade Project and has provided $100 million through December 31, 1996 for funding other capital projects.
Major components of the Upgrade Project include new coking, crude distillation and sulfur recovery units. CITGO has committed to reinvest its share of operating cash flow during the Upgrade Project totaling $42 million through December 31, 1996, while the Company has unrestricted access to its share of operating cash flow from LCR.

LCR has entered into a long-term crude supply contract ("Crude Supply Contract") with Lagoven, S.A. ("LAGOVEN"), an affiliate of CITGO. The Crude Supply Contract incorporates a formula price based on the market value of a slate of refined products deemed to be produced from each particular crude oil or feedstock, less: (i) certain deemed refining costs, adjustable for inflation; (ii) certain actual costs, including crude transportation costs, import duties and taxes; and
(iii) a deemed margin, which varies according to the grade of crude oil or other feedstock delivered. Deemed margins and deemed costs are adjusted periodically. These adjustments are based on and, in the case of deemed margins, less than inflation rates. Because deemed operating costs and the slate of refined products deemed to be produced for a given barrel of crude oil or other feedstock do not necessarily reflect the actual costs and yields in any period and because the market value of the refined products used in the pricing formula does not necessarily reflect the actual price received for the refined products, the actual refining margin earned by LCR under the Crude Supply Contract will vary depending on, among other things, the efficiency with which LCR conducts its operations during such period.

Despite the limitations discussed above, the Crude Supply Contract is designed to reduce the inherent earnings and cash flow volatility of the refining operations of LCR irrespective of market fluctuations of either crude oil or refined products. Specifically, if the market value of refined products "deemed" to be produced from the Venezuelan crude oil increases, the "deemed" cost of crude oil to LCR will also increase. Alternatively, if the market value of refined products "deemed" to be produced from the Venezuelan crude oil decreases, the "deemed" cost of crude oil to LCR will also decrease. This results in relatively stable "deemed" margins regardless of refined products market volatility. If the actual yields, costs or volumes differ substantially from those contemplated by the Crude Supply Contract, the benefits of this agreement to LCR could be substantially different than anticipated.

In addition, under the terms of a long-term product sales agreement ("Products Agreement"), CITGO purchases from LCR 100 percent of the refined products produced at the Refinery. Both LAGOVEN and CITGO are direct or indirect wholly-owned subsidiaries of Petroleos de Venezuela, S.A. ("PDVSA"), the national oil company of Venezuela. LCR is required to purchase and LAGOVEN is required to sell sufficient crude oil to satisfy LCR's coking capacity, a minimum of 200,000 barrels per day and up to 230,000 barrels per day of very heavy Venezuelan crude oil. LAGOVEN has the right, but not the obligation, to supply incremental amounts above 230,000 barrels per day.

During the first quarter of 1997 the Upgrade Project at LCR became fully operational. As a result, the participation interests will change to approximately 60 percent and 40 percent for Lyondell and CITGO,

                        LYONDELL PETROCHEMICAL COMPANY
respectively, to reflect CITGO's equity contribution in the Upgrade Project. CITGO has a one-time option to increase its participation interest in LCR up to 50 percent by making an additional equity contribution. Pursuant to contractual arrangements and concurrent with the completion of the Upgrade Project, the authority and responsibility for certain management decisions previously decided by majority vote, and therefore controlled by Lyondell, changed to unanimous vote resulting in expanded joint control of LCR by Lyondell and CITGO. Consequently, effective January 1, 1997, Lyondell will account for its investment in LCR under the equity method of accounting, meaning that the operations of LCR will no longer be consolidated line by line with those of Lyondell. The net earnings of LCR will be included in the income of Lyondell as income from equity investment and Lyondell's portion of the LCR assets will appear on a single line as investment in affiliate.

The following unaudited proforma financial information presents the financial position, results of operations and cash flows of the Company as of and for the year ended December 31, 1996 using the equity method of accounting for Lyondell's investment in LCR as if the change in accounting method had been effective January 1, 1996. This unaudited proforma information may not be indicative of results that will be obtained in the future.

INCOME STATEMENT                               PROFORMA            AS REPORTED
----------------                             EQUITY METHOD        CONSOLIDATED
MILLIONS OF DOLLARS EXCEPT PER SHARE      FOR THE YEAR ENDED   FOR THE YEAR ENDED
 AMOUNTS                                   DECEMBER 31, 1996    DECEMBER 31, 1996
-----------------------------------     --------------------  -------------------

Sales and other operating revenues                    $2,644               $5,052
Gain on sale of assets                                    30                   30
Cost of sales                                          2,228                4,570
Selling, general and administrative
 expenses                                                172                  234
                                        --------------------  -------------------
Operating income                                         274                  278
Interest expense                                         (79)                 (81)
Interest income                                            1                    3
Minority interest                                         (2)                  (4)
Income from equity investment                              2                   --
Provision for income taxes                               (70)                 (70)
                                        --------------------  -------------------
Net income                                            $  126               $  126
                                        ====================  ===================
Earnings per share                                    $ 1.58               $ 1.58
                                        ====================  ===================

BALANCE SHEET                                  PROFORMA           AS REPORTED
-------------                               EQUITY METHOD         CONSOLIDATED
MILLIONS OF DOLLARS                       DECEMBER 31, 1996    DECEMBER 31, 1996
-------------------                     --------------------  -------------------

Current assets                                        $  619               $  831
Property, plant and equipment                            893                2,270
Investment in affiliate                                   83                   --
Receivable from affiliate                                177                   --
Deferred charges and other assets                        118                  175
                                        --------------------  -------------------
Total assets                                          $1,890               $3,276
                                        ====================  ===================

Notes payable                                         $   50               $   60
Current maturities of long-term debt                     112                  112
Other current liabilities                                323                  599
                                        --------------------  -------------------
Total current liabilities                                485                  771
Long-term debt                                           744                1,194
Other long-term liabilities                              227                  271
Minority interest                                          3                  609
Total stockholders' equity                               431                  431
                                        --------------------  -------------------
Total liabilities and stockholders'
 equity                                               $1,890               $3,276
                                        ====================  ===================

                        LYONDELL PETROCHEMICAL COMPANY

STATEMENT OF CASH FLOWS                        PROFORMA            AS REPORTED
-----------------------                      EQUITY METHOD        CONSOLIDATED
                                          FOR THE YEAR ENDED   FOR THE YEAR ENDED
MILLIONS OF DOLLARS                        DECEMBER 31, 1996    DECEMBER 31, 1996
-------------------                     --------------------  -------------------

Net income                                             $ 126                $ 126
Depreciation and amortization                             74                  110
Deferred income taxes                                     50                   50
Changes in working capital and other                    (128)                 (54)
                                        --------------------  -------------------
     Net cash provided by operating
      activities                                         122                  232
                                        --------------------  -------------------

Additions to property, plant and
 equipment                                               (80)                (609)
Proceeds from sales of assets                             55                   55
Contributions and advances to
 affiliate, net                                          (74)                  --
                                        --------------------  -------------------
     Net cash used in investing
      activities                                         (99)                (554)
                                        --------------------  -------------------

Minority owners' contributions                             2                  146
Net change in short-term debt                            (53)                 (43)
Borrowings of long-term debt                             300                  499
Repayments of long-term debt                            (150)                (150)
Dividends paid                                           (72)                 (72)
                                        --------------------  -------------------
     Net cash provided by financing
      activities                                          27                  380
                                        --------------------  -------------------

Increase in cash and cash equivalents                     50                   58
Cash and cash equivalents, beginning of
 period                                                    6                   10
                                        --------------------  -------------------
Cash and cash equivalents, end of period               $  56                $  68
                                        ====================  ===================


4.  ACQUISITION OF ALATHON(R) HIGH-DENSITY POLYETHYLENE BUSINESS

In May 1995, the Company acquired Occidental Chemical Corporation's Alathon(R) high-density polyethylene ("HDPE") business ("ALATHON Business") for $356 million including certain direct costs, plus approximately $64 million for inventory. Assets involved in the purchase included resin production facilities at Victoria and Matagorda, Texas, associated research and development activities and the rights to the Alathon(R) trademark. These facilities have a combined annual production capacity of approximately 1.5 billion pounds of HDPE. The Company financed the acquisition from internal cash and $230 million of short-term borrowings from its existing financing arrangements.

The following unaudited proforma information combines the results of operations of the Company and the ALATHON Business for the years ended December 31, 1995 and 1994 and assumes the acquisition of the ALATHON Business occurred on January 1, 1994. This unaudited proforma information may not be indicative of results that would have actually resulted if this transaction had occurred on January 1, 1994 or which may be obtained in the future.

MILLIONS OF DOLLARS EXCEPT PER SHARE
 AMOUNTS                                   1995     1994
------------------------------------    ---------  -------
Sales and other operating revenues         $5,130   $4,289
Net income                                    409      240
Earnings per share                           5.11     3.00

                        LYONDELL PETROCHEMICAL COMPANY

5.  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is summarized as follows.

MILLIONS OF DOLLARS               1996   1995   1994
-------------------             ------- ------ ------
Cash paid during the year for:
   Interest:
      Paid                        $ 103  $  83  $  72
      Less amount capitalized        32      6     --
                                ------- ------ ------
      Net                         $  71  $  77  $  72
                                ======= ====== ======

   Income taxes                   $  42  $ 252  $  90
                                ======= ====== ======

At December 31, 1996, 1995 and 1994, property, plant and equipment included $9 million, $53 million and $36 million, respectively, of non-cash additions which related to accounts payable accruals.


6.  RESTRICTED FUNDS

At December 31, 1995, cash and cash equivalents in the amount of $7 million were restricted for use in connection with LCR capital projects, including the Upgrade Project and other expenditures as determined by the LCR owners. No cash or cash equivalents were restricted at December 31, 1996. Presented below is a reconciliation of changes in restricted funds for the year ended December 31, 1996.

MILLIONS OF DOLLARS
-------------------
Restricted cash and cash equivalents at
  December 31, 1995                       $   7
Minority owner investments:
    Contributions                           144
    Distributable cash reinvested            13
Lyondell investments:
    Loan for Upgrade Project                123
    Other loans                              29
    Contributions                            12
Proceeds from bank loan                     199
Additions to property, plant and
 equipment:
    Upgrade Project                        (471)
    Refining segment - other                (56)
                                          -----
Restricted cash and cash equivalents at
  December 31, 1996                       $  --
                                          =====


7.  FINANCIAL INSTRUMENTS

The fair value of all financial instruments included in current assets and current liabilities, including cash and cash equivalents, accounts receivable, accounts payable and notes payable, approximated their carrying value due to their short maturity. Based on the borrowing rates currently available to the Company for debt with terms and average maturities similar to the Company's debt portfolio, the fair value of the Company's long-term debt, including amounts due within one year, was $1.236 billion and $1.017 billion at December 31, 1996 and 1995, respectively.

At December 31, 1996, the Company had issued letters of credit totaling $12 million.

                        LYONDELL PETROCHEMICAL COMPANY

The Company is party to various unconditional purchase obligation contracts as a purchaser for product and services. At December 31, 1996, future minimum payments under these contracts with noncancelable contract terms in excess of one year were as follows.

MILLIONS OF DOLLARS                AMOUNT
-------------------                ------
            1997                     $ 35
            1998                       34
            1999                       33
            2000                       33
            2001                       31
            Thereafter                155
                                   ------
Total minimum contract payments      $321
                                   ======

The Company's total purchases under these agreements were $47 million and $21 million in 1996 and 1995, respectively.


8.  RELATED PARTY TRANSACTIONS

Related party transactions with ARCO, excluding sales to ARCO Chemical Company, are summarized as follows.

MILLIONS OF DOLLARS                   1996    1995    1994
-------------------                 -------  ------  ------
Costs
    Crude oil purchases               $   2   $   2   $  16
    Product purchases                     2       3       4
    Transportation fees                  29      26      28
    Other, net                           (7)     (3)     (3)
    Business interruption recovery       (3)     --      --
                                    -------  ------  ------
        Total costs                   $  23   $  28   $  45
                                    =======  ======  ======
Sales
    Products                          $   2   $   1   $   1
    Crude oil                             2       3       3
    Business interruption recovery       27      --      --
                                    -------  ------  ------
        Total sales                   $  31   $   4   $   4
                                    =======  ======  ======

Sales to ARCO Chemical Company, an ARCO affiliate, consisting of propylene, MTBE, benzene, ethylene, methanol and other products and services, were $287 million, $321 million and $310 million for the years ended December 31, 1996, 1995 and 1994, respectively.

In July of 1996 a fire occurred at the ARCO PipeLine Company meter station located within the Channelview Facility. The fire forced the shutdown of the entire Channelview Facility for several days and more than two weeks for some units. The Company recovered lost profits from ARCO PipeLine Company for this shutdown. The recovery was included in 1996 reported results.

                        LYONDELL PETROCHEMICAL COMPANY

9.  INVENTORIES

The categories of inventory and their book values at December 31, 1996 and 1995 were as follows.

MILLIONS OF DOLLARS       1996   1995
-------------------     ------- ------
Crude oil                 $  47  $  55
Refined products             34     33
Petrochemicals              172    135
Materials and supplies       41     42
                        -------  -----
    Total inventories     $ 294  $ 265
                        ======= ======

For the year ended December 31, 1996, the Company increased cost of sales by approximately $2 million; for the year ended December 31, 1995, the Company reduced cost of sales by approximately $2 million; and for the year ended December 31, 1994, the Company increased cost of sales by approximately $1 million, all associated with the reduction in LIFO inventories. The excess of the current cost of inventories over book value was approximately $189 million and $110 million at December 31, 1996 and 1995, respectively.


10.  PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment and their gross value at December 31, 1996 and 1995 were as follows.

MILLIONS OF DOLLARS                        1996     1995
-------------------                     --------- --------
Manufacturing facilities and equipment     $3,329   $2,958
Construction projects in progress             953      808
Land                                           28       35
Leased assets and improvements                  3        3
                                        --------- --------
    Total property, plant and equipment    $4,313   $3,804
                                        ========= ========

Repair and maintenance expenses for 1996, 1995 and 1994 were $137 million, $133 million and $109 million, respectively. The 1996, 1995 and 1994 amounts include amortization of deferred turnaround costs of $13 million, $13 million and $12 million, respectively. Total interest cost incurred during 1996 and 1995 was approximately $114 million and $86 million, respectively, of which approximately $33 million and $6 million, respectively, was capitalized. No interest was capitalized during 1994.


11.  DEFERRED CHARGES AND OTHER ASSETS

Deferred charges and other assets at December 31, 1996 and 1995 were as follows.

MILLIONS OF DOLLARS                       1996   1995
-------------------                     ------- ------
Deferred turnaround costs                 $  81  $  46
Company owned life insurance                 39     33
Deferred software costs                      32     15
Other                                        23     20
                                        ------- ------
    Total deferred charges and other
     assets                               $ 175  $ 114
                                        ======= ======

                        LYONDELL PETROCHEMICAL COMPANY

12.  OTHER ACCRUED LIABILITIES

Other accrued liabilities at December 31, 1996 and 1995 were as follows.

MILLIONS OF DOLLARS                    1996   1995
-------------------                  ------- ------
Income taxes                           $   6  $  18
Accrued taxes other than income           35     37
Accrued interest                          18     11
Accrued payroll                           37     45
Other                                     28     27
                                     ------- ------
    Total other accrued liabilities    $ 124  $ 138
                                     ======= ======


13.  LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-term debt at December 31, 1996 and 1995 was comprised of the following.

MILLIONS OF DOLLARS                 1996    1995
-------------------              --------- ------
9.95% Notes due in 1996                     $ 150
8.25% Notes due in 1997             $  100    100
10.00% Notes due in 1999               150    150
9.125% Notes due in 2002               100    100
6.5% Notes due in 2006                 150     --
7.55% Debentures due in 2026           150     --
LCR 5-year term credit facility        450    250
Medium-term notes                      206    207
                                 --------- ------
                                     1,306    957
Less current portion                   112    150
                                 --------- ------
    Total long-term debt            $1,194  $ 807
                                 ========= ======

Aggregate maturities of long-term debt during the five years subsequent to December 31, 1996 are as follows: 1997-$112 million; 1998-$32 million; 1999-$150 million; 2000-$492 million; 2001-$90 million.

The Notes due in 1999 and the medium-term notes contain provisions that would allow the holders to require the Company to repurchase the debt upon the occurrence of certain events together with specified declines in public ratings on the Notes due in 1999. Certain events include acquisitions by persons other than ARCO or the Company of more than 20 percent of the Company's common stock, any merger or transfer of substantially all of the Company's assets, in connection with which the Company's common stock is changed into or exchanged for cash, securities or other property and payment of certain "special" dividends.

In February 1996, the Company issued $300 million of debt securities ("Debt Securities") consisting of $150 million of 6.5 percent notes due in 2006 and $150 million of 7.55 percent debentures due in 2026. A portion of the proceeds received from the sale of the Debt Securities was used to repay short-term debt during the first quarter of 1996, and the remainder was used for retirement of maturing long-term debt and general corporate purposes. The Debt Securities are unsecured obligations and rank on a parity with all other unsecured and unsubordinated debt of the Company.

The medium-term notes mature at various dates from 1997 to 2005 and have a weighted average interest rate at December 31, 1996 and 1995 of 9.9 percent.

                        LYONDELL PETROCHEMICAL COMPANY

The Company has a five-year, $400 million revolving credit facility ("Facility") with a group of banks expiring June 2000. Borrowings under the Facility bear interest at either the eurodollar, certificate of deposit or prime rates or based on a competitive auction feature wherein the interest rate can be established by competitive bids submitted by the sponsoring banks, all at the Company's option. The Facility is available for working capital and general corporate purposes as needed and contains covenants relating to dividend payments, debt incurrence, liens, disposition of assets, mergers and consolidations, fixed charge and leverage ratios. In addition to other customary events of default, the Facility provides that an event of default will occur (i) if the Company fails to pay when due an aggregate amount of indebtedness or interest thereon (other than with respect to loans under the Facility) in excess of $15 million, or (ii) if the Company is determined to be in default of a material obligation under the amended and restated limited liability company regulations of LCR. At December 31, 1996, no amounts were outstanding under this Facility.

In May 1995, LCR entered into two credit facilities totaling $520 million with a group of banks with the Bank of New York as agent (together the "LCR Credit Facilities"). The first facility, a $70 million, 364-day revolving working capital facility, was renewed in 1996 and is being utilized for general business purposes unrelated to the upgrade project and for letters of credit. At December 31, 1996, $10 million was outstanding under this credit facility with a weighted average interest rate of 7.1 percent. The second facility is a $450 million, five-year term credit facility being used in connection with the Upgrade Project. At December 31, 1996, $450 million was outstanding under this credit facility with a weighted average interest rate of 6.3 percent. Interest for both facilities is based on prime or eurodollar rates at LCR's option. The LCR Credit Facilities contain covenants which require LCR to maintain a minimum net worth which increases each year until 1998 and maintenance of certain financial ratios defined in the agreements. The LCR Credit Facilities also contain other customary covenants which limit LCR's ability to modify certain significant contracts, incur additional debt or liens, dispose of assets, make restricted payments as defined in the agreements or merge or consolidate with other entities.

At the end of the third quarter of 1996, LCR was not in compliance with the financial ratio covenant of adjusted average debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") contained in the LCR Credit Facilities. Effective as of November 12, 1996, the LCR Credit Facilities were amended. The substance of these amendments was to replace the adjusted average debt to EBITDA covenant and one additional financial covenant with a covenant to maintain a minimum EBITDA. The amendments were retroactively effective as of the noncompliance date and will continue through June 30, 1997. As of December 31, 1996, LCR was in compliance with the terms of the LCR Credit Facilities.

The Company also has uncommitted lines of credit totaling $285 million with banks and other financial institutions. These uncommitted lines of credit provide the Company with additional borrowing flexibility and potentially more competitive interest rates. The Company can borrow money on these uncommitted lines of credit on such terms as may be mutually agreed upon at the time amounts are borrowed. The lines of credit can be terminated by the lenders, in their sole discretion, on short notice. As of December 31, 1996, the Company had $50 million outstanding under these uncommitted lines of credit.


14.  EARNINGS PER SHARE

Earnings per share were computed based on the weighted average number of shares outstanding of 80,000,000 for the years ended December 31, 1996, 1995 and 1994.

                        LYONDELL PETROCHEMICAL COMPANY

15.  STOCKHOLDERS' EQUITY

Dividends - During 1996, 1995 and 1994, the Company paid regular quarterly dividends of $.225 per share of common stock outstanding.

Rights to Purchase Common Stock - On December 8, 1995, the Board of Directors of Lyondell declared a dividend of one right ("Right") for each outstanding share of the Company's common stock to stockholders of record on December 20, 1995. The Rights become exercisable upon the earlier of (i) ten days following a public announcement by another entity that it has acquired beneficial ownership of 15 percent or more of the outstanding shares of common stock, or (ii) ten business days following the commencement of a tender offer or exchange offer to acquire beneficial ownership of 15 percent or more of the outstanding shares of common stock, excluding ARCO, except under certain circumstances. The Rights expire at the close of business on December 8, 2005 unless earlier redeemed at a price of $.0005 per Right or exchanged by the Company as described in the Rights Agreement dated as of December 8, 1995.

Preferred Stock - The Company has authorized 80,000,000 shares of preferred stock, $.01 par value, of which none were issued or outstanding at December 31, 1996.

Stock Options - The Company's Executive Long-Term Incentive Plan ("LTI Plan") became effective in November 1988. The last stock options granted under the LTI Plan were granted in March 1994. No additional stock option grants will be made under the LTI Plan. The LTI Plan provided, among other compensation awards, for the granting to officers and other key management employees of non-qualified stock options for the purchase of up to 1,295,000 shares of the Company's common stock. The number of options exercisable each year is equal to 25 percent of the number granted after each year of continuous service starting one year from the date of grant. The LTI Plan provided that the option price per share was not less than 100 percent of the fair market value of the stock on the effective date of the grant. As of December 31, 1996, options covering 743,802 shares were outstanding under the LTI Plan, of which 575,759 were exercisable at a weighted average price of $23.25 per share. The following summarizes stock option activity for the LTI Plan.

                                             OPTION PRICE
                                  NUMBER       AVERAGE
                                OF SHARES     PER SHARE        TOTAL
                               -----------  ------------  -------------
    Balance, December 31, 1994    985,496         $23.34   $22,999,026
     Exercised                     (2,743)         20.25       (55,546)
     Canceled                     (34,497)         25.73      (887,531)
                               ----------                 ------------
    Balance, December 31, 1995    948,256          23.26    22,055,949
     Exercised                   (204,454)         22.64    (4,628,165)
                               ----------                 ------------
    Balance, December 31, 1996    743,802          23.43   $17,427,784
                               ==========                 ============

The Company's Incentive Stock Option Plan ("ISO Plan"), a tax qualified plan, became effective in January 1989. The last stock options granted under the ISO Plan were granted in March 1993. No additional grants will be made under the ISO Plan. All employees of the Company who were not on the executive payroll were eligible to participate in the ISO Plan, subject to certain restrictions. Various restrictions apply as to when and to the number of stock options that may be exercised during any year. As of December 31, 1996, options covering 175,804 shares were outstanding at an average exercise price of $29.91 per share. These options were held by 812 eligible employees. At December 31, 1996, 1,175 stock options were exercisable at an average exercise price of $19.44. The following summarizes stock option activity for the ISO Plan.

                        LYONDELL PETROCHEMICAL COMPANY

                                            OPTION PRICE
                                  NUMBER      AVERAGE
                                OF SHARES    PER SHARE       TOTAL
                               ----------   ------------  -----------
    Balance, December 31, 1994    204,715         $29.31   $6,000,622
     Canceled/forfeited           (11,120)         27.29     (303,472)
     Exercised                     (4,042)         19.44      (78,576)
                               ----------                 -----------
    Balance, December 31, 1995    189,553          29.64    5,618,574
     Canceled/forfeited           (10,303)         28.51     (293,725)
     Exercised                     (3,446)         19.44      (66,990)
                               ----------                 -----------
    Balance, December 31, 1996    175,804          29.91   $5,257,859
                               ==========                 ===========

16.  LEASES

At December 31, 1996, future minimum rental payments for operating leases with noncancelable lease terms in excess of one year were as follows.

MILLIONS OF DOLLARS                 AMOUNT
-------------------               --------
1997                                  $ 58
1998                                    55
1999                                    40
2000                                    36
2001                                    29
Thereafter                             383
                                  --------
    Total minimum lease payments      $601
                                  ========

Operating lease net rental expenses for 1996, 1995 and 1994 were $66 million, $60 million and $58 million, respectively.


17.  RETIREMENT PLANS

All full-time regular Lyondell and LCR employees are covered by defined benefit pension plans. Retirement benefits are based on years of service and the employee's highest three consecutive years of compensation during the last ten years of service. The funding policy for these plans is to make periodic contributions as required by applicable law. Lyondell and LCR accrue pension costs based on an actuarial valuation and fund the plans through contributions to pension trust funds separate from Lyondell or LCR's funds. Lyondell and LCR also have unfunded supplemental nonqualified retirement plans which provide pension benefits for certain employees in excess of the tax qualified plans' limits.

The following table sets forth the funded status of Lyondell and LCR's retirement plans and the amounts recognized in the Company's consolidated balance sheets at December 31, 1996 and 1995.

                        LYONDELL PETROCHEMICAL COMPANY



                                                    1996                      1995
                                        -------------------------  ------------------------
                                          PLANS WITH   PLANS WITH   PLANS WITH   PLANS WITH
                                           ASSETS IN     ABO IN      ASSETS IN     ABO IN
                                           EXCESS OF    EXCESS OF    EXCESS OF    EXCESS OF
                                              ABO        ASSETS         ABO        ASSETS
                                        ------------  -----------  -----------  -----------
MILLIONS OF DOLLARS
-------------------
Actuarial present value of benefit
 obligations:
    Vested benefit obligation                   $ 85        $   7        $  64        $  30
                                        ============  ===========  ===========  ===========
    Accumulated benefit obligation
     ("ABO")                                    $ 94        $   7        $  65        $  33
                                        ============  ===========  ============ ===========
    Projected benefit obligation                $150        $  15        $ 100        $  61
Plan assets at fair value, primarily
 stocks and bonds                                122           --           79           26
                                        ------------  -----------  -----------  -----------
Projected benefit obligation in excess
 of plan assets                                  (28)         (15)         (21)         (35)
Unrecognized net loss                             11            7           24           18
Prior service cost not yet recognized
 in pension cost                                   4            2           (3)           2
Remaining unrecognized net asset                  (4)          (1)          (3)          --
                                        ------------  -----------  -----------  -----------
Net pension liability                           $(17)       $  (7)       $  (3)       $ (15)
                                        ============  ===========  ===========  ===========

The Company's net periodic pension cost for 1996, 1995 and 1994 included the following components.


MILLIONS OF DOLLARS                                        1996         1995         1994
-------------------                                    -----------  -----------  ----------
Service cost - benefits earned during
 the period                                                 $  10        $   8        $   8
Interest cost on projected benefit
 obligations                                                   12            9            9
Actual (gain) loss on plan assets                             (19)         (20)           3
Net amortization and deferral                                  11           13          (10)
                                                       -----------  -----------  -----------
    Net periodic pension cost                               $  14        $  10        $  10
                                                       ===========  ===========  ===========

The assumptions used at December 31, 1996, 1995 and 1994, in determining the net periodic pension cost and net pension liability shown above were as follows.

PERCENT                               1996  1995  1994
-------                               ---- ----- -----
Discount rate                         7.50  7.10  8.25
Rate of salary progression            5.00  5.00  5.00
Long-term rate of return on assets    9.50  9.50  9.50

Effective July 1, 1995, Lyondell and LCR also maintain voluntary defined contribution savings plans for eligible employees. Under provisions of the plans, Lyondell and LCR contribute an amount equal to 160 percent of employee contributions up to a maximum Lyondell or LCR contribution of eight percent of the employees base salary. Prior to July 1, 1995, Lyondell and LCR had similar voluntary defined contribution plans. Lyondell and LCR contributions to all voluntary defined contribution savings plans totaled $10 million, $9 million and $8 million during the years ended December 31, 1996, 1995 and 1994, respectively.


18.  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

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

                        LYONDELL PETROCHEMICAL COMPANY

The following table sets forth the plans' separate postretirement benefit liabilities at December 31, 1996 and 1995.

                                                                1996              1995
                                                       ------------------- ----------------
MILLIONS OF DOLLARS                                      MEDICAL     LIFE   MEDICAL   LIFE
-------------------                                    ----------  ------- --------- ------
Accumulated postretirement benefit obligation:
    Retirees                                              $   (7)    $ (7)     $ (4)   $ (1)
    Fully eligible active plan participants                   (7)      (2)       (8)     (5)
    Other active plan participants                           (32)      (1)      (30)     (7)
                                                       ----------  -------  --------  ------
                                                             (46)     (10)      (42)    (13)
Unrecognized prior service cost                               (5)      --        (5)     --
Unrecognized net loss                                          1       --         3       4
                                                       ----------  -------  --------  ------
Accrued postretirement benefit liability                  $  (50)    $(10)     $(44)   $ (9)
                                                       ==========  =======  ========  =====


Net periodic postretirement benefit costs for 1996, 1995 and 1994 included the following components.


                                              1996               1995             1994
                                        ---------------   ---------------  ----------------
MILLIONS OF DOLLARS                       MEDICAL  LIFE     MEDICAL  LIFE    MEDICAL   LIFE
-------------------                     ---------------   ---------------  ----------------
Service cost - benefits
  attributed to service                      $ 3              $ 2             $  2
Interest cost on accumulated
  postretirement obligation                    3   $ 1          2    $ 1         3     $ 1
                                        ---------------   ---------------  ----------------
Net periodic postretirement
  benefit cost                               $ 6   $ 1        $ 4    $ 1      $  5     $ 1
                                        ===============   ===============  ================

For measurement purposes, the assumed annual rate of increase in the per capita cost of covered health care benefits as of December 31, 1996 was 7 percent for 1997-2001 and 5 percent thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit liability as of December 31, 1996 by $8 million and the net periodic postretirement benefit cost for the year then ended by $1 million.

The accumulated postretirement benefit obligation was calculated utilizing a weighted-average discount rate of 7.5 percent and 7.1 percent at December 31, 1996 and 1995, respectively, and an average rate of salary progression of 5.0 percent in each year. Lyondell and LCR's current policy is to fund the postretirement health care and life insurance plans on a pay-as-you-go basis.


19.  INCOME TAXES

Significant components of the Company's provision for income taxes follow.

MILLIONS OF DOLLARS       1996    1995    1994
-------------------       -----  -----  ------
Current
    Federal               $  19  $ 206   $ 106
    State                     1     20      11
                          -----  -----  ------
        Total current        20    226     117
                          -----  -----  ------
Deferred
    Federal                  48      4      13
    State                     2     (1)     (4)
                          -----  -----  ------
        Total deferred       50      3       9
                          -----  -----  ------
                          $  70  $ 229   $ 126
                          =====  =====  ======

                        LYONDELL PETROCHEMICAL COMPANY

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1996 and 1995 were as follows.

MILLIONS OF DOLLARS                       1996    1995
-------------------                       -----  -----
Deferred tax liabilities:
    Tax over book depreciation            $ 190  $ 139
    Deferred turnaround costs                11     10
    Business interruption recovery           11     --
    LIFO inventory                            4      5
                                          -----  -----
        Total deferred tax liabilities      216    154
                                          -----  -----
Deferred tax assets:
    Pension and other compensation
     related obligations                     23     18
    OPEB obligation                          18     16
    Environmental reserve                     6      6
    Other                                     9      4
                                          -----  -----
        Total deferred tax assets            56     44
                                          -----  -----
Net deferred tax liabilities                160    110
Less current portion of deferred tax
 liability (asset)                            3     (5)
                                          -----  -----
long-term deferred income taxes           $ 157  $ 115
                                          =====  =====

The reconciliation of income tax computed at the U.S. federal statutory tax rates to the Company's effective tax rates follows.

                                      1996   1995   1994
DESCRIPTION                             %      %      %
-----------                           ----- ------ -----
U.S. statutory income tax rates       35.0   35.0   35.0
State income taxes, net of federal     1.2    2.0    1.2
Company owned life insurance           (.1)    --    (.3)
Other, net                             (.4)    .1     .3
                                      ----- ------ -----
    Effective income tax rate         35.7   37.1   36.2
                                      ===== ====== =====

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

In connection with the transfer of assets and liabilities from ARCO to the Company, the Company agreed to assume certain liabilities arising out of the operation of the Company's integrated petrochemicals and petroleum processing business prior to July 1, 1988. In connection with the transfer of such liabilities, the Company and ARCO entered into an agreement ("Cross-Indemnity Agreement") whereby the Company agreed to defend and indemnify ARCO against certain uninsured claims and liabilities which ARCO may incur relating to the operation of the business of the Company prior to July 1, 1988, including certain liabilities which may arise out of pending and future lawsuits.

ARCO indemnified the Company under the Cross-Indemnity Agreement with respect to other claims or liabilities and other matters of litigation not related to the assets or business included in the consolidated financial statements. ARCO has also indemnified the Company for all federal taxes which might be assessed upon audit of the operations of the Company included in the consolidated financial statements prior to January 12, 1989, and for all state and local taxes for the period prior to July 1, 1988. The Company has reached an agreement-in-principle with ARCO to update the Cross-Indemnity Agreement ("Revised Cross-Indemnity Agreement"). For current and future cases related to Company products and Company operations, ARCO and the Company will bear a proportionate share of judgment and settlement costs according to a formula which allocates responsibility based on years of ownership during the relevant time period. The party with the most significant potential liability exposure will be responsible for case management and associated costs while providing some provisions to allow the non-case managing party to protect its interests. Under the Revised Cross-Indemnity Agreement, both ARCO and the Company waive any claim for reimbursement under the existing Cross-Indemnity Agreement for any prior defense and settlement costs associated with waste site matters, and the Company will assume responsibility for its proportionate share of future costs for waste site matters not covered by ARCO insurance. Subject to the uncertainty inherent in all litigation, management believes the resolution of the matters pursuant to the Revised Cross-Indemnity Agreement will not have a material adverse effect upon the financial statements or liquidity of the Company.

In addition to lawsuits for which the Company has indemnified ARCO, the Company is also subject to various lawsuits and proceedings. Subject to the uncertainty inherent in all litigation, management believes the resolution of these proceedings will not have a material adverse effect upon the financial statements or liquidity of the Company.

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

Subject to the terms of the Cross-Indemnity Agreement, the Company is currently contributing funds to the cleanup of one waste site (Brio, located near Houston, Texas) under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as amended and the Superfund Amendments and Reauthorization Act of 1986. The Company is also subject to certain assessment and remedial actions at the Refinery under the Resource Conservation and Recovery Act ("RCRA"). In addition, the Company has negotiated an order with the Texas Natural Resource Conservation Commission ("TNRCC"), formerly the
Texas Water Commission, for assessment and remediation of groundwater and soil contamination at the Refinery.

In July 1994, the Company reported results of an independent investigation conducted by the Audit Committee of the Board of Directors regarding the compliance status of two process waste-water streams under the applicable Benzene National Emissions Standard for Hazardous Air Pollutants ("NESHAPS") regulations and certain issues raised by an employee. Noncompliance with the Benzene NESHAPS regulations and the related reporting requirements can result in civil penalties and, under certain circumstances, substantial civil and, potentially, criminal penalties. The Company received a notice of violation from the TNRCC regarding the two streams and paid a fine of $10,200. In addition, the Company incurred approximately $2 million in capital costs in connection with these waste-water streams to achieve ongoing compliance with the Benzene NESHAPS regulations. Although

                        LYONDELL PETROCHEMICAL COMPANY
the Criminal Enforcement Division of the EPA is conducting a formal investigation, the Company does not believe any aspects of the matters described above will subject the Company to criminal liability or have a material adverse effect on the financial statements or liquidity of the Company.

The Company has accrued $14 million related to future CERCLA, RCRA and TNRCC assessment and remediation costs, of which $4 million is included in current liabilities while the remaining amounts are expected to be incurred over the next two to seven years. In the opinion of management, there is currently no material range of loss in excess of the amount recorded. However, it is possible that new information about the sites for which the reserve has been established, new technology or future developments such as involvement in other CERCLA, RCRA, TNRCC or other comparable state law investigations, could require the Company to reassess its potential exposure related to environmental matters.

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


21.  SEGMENT INFORMATION

The petrochemicals segment consists of olefins, including ethylene, propylene, butadiene, butylenes and specialty products; polyolefins including polypropylene, HDPE and low-density polyethylene; aromatics produced at the Channelview Facility, including benzene and toluene; methanol; MTBE; and refinery blending stocks.

The refining segment, which is primarily composed of LCR operations, consists of refined petroleum products including gasoline, low sulfur diesel and jet fuel; aromatics produced at the Refinery, including benzene, toluene, paraxylene and orthoxylene; lubricants, including industrial lubricants, motor oils, white oils, process oils and base oils; carbon black sulfur; residual oil; petroleum coke fuel; olefins feedstocks; and crude oil resales. Crude oil resales consist of revenues from the resale of previously purchased crude oil and from locational exchanges of crude oil that are settled on a cash basis. Crude oil exchanges and resales facilitate the operation of the Company's petroleum processing business by allowing the Company to optimize the crude oil feedstock mix in response to market conditions and refinery maintenance turnarounds and also to reduce transportation costs. Crude oil resales amounted to $436 million, $370 million and $296 million for years ended December 31, 1996, 1995 and 1994, respectively.

Consolidated sales to CITGO totaled $1.7 billion in 1996, $1.4 billion in 1995 and $1.1 billion in 1994. No other customer accounted for 10 percent or more of consolidated sales.

Summarized below is the segment data for the Company which includes certain reclassifications for an intersegment pricing adjustment recorded in 1996 retroactive to 1993. Intersegment sales between the petrochemicals and refining segments, including olefins feedstocks produced at the Refinery and gasoline blending stocks produced at the Channelview Facility, were made at prices based on current market values.

                        LYONDELL PETROCHEMICAL COMPANY

                          PETROCHEMICALS  REFINING
MILLIONS OF DOLLARS          SEGMENT      SEGMENT   UNALLOCATED   ELIMINATIONS   CONSOLIDATED
-------------------     ----------------  --------  -----------   ------------   ------------
1996
----
Sales and other
  operating revenues:
    Customers                     $2,411    $2,641                                     $5,052
    Intersegment                     232       171                       $(403)            --
                           -------------  --------                   ---------    -----------
                                   2,643     2,812                        (403)         5,052
Gain on sale of assets                30        --                          --             30
Cost of sales                      2,224     2,749                        (403)         4,570
Selling, general and
  administrative
  expenses                           112        62         $ 60             --            234
                           -------------  --------  -----------      ---------    -----------
Operating income                  $  337    $    1         $(60)            --         $  278
                           =============  ========  ===========      =========    ===========
Depreciation and
  amortization expense            $   73    $   34         $  3                        $  110
                           =============  ========  ===========                   ===========
Capital expenditures              $   77    $  529         $  3                        $  609
                           =============  ========  ===========                   ===========
Identifiable assets               $1,543    $1,706         $ 88          $ (61)        $3,276
                           =============  ========  ===========      =========    ===========

1995
----
Sales and other
  operating revenues:
    Customers                     $2,466    $2,470                                     $4,936
    Intersegment                     191       178                       $(369)            --
                           -------------  --------                   ---------    -----------
                                   2,657     2,648                        (369)         4,936
Cost of sales                      1,938     2,457                        (369)         4,026
Selling, general and
  administrative
  expenses                            84        61         $ 59             --            204
                           -------------  --------  -----------      ---------    -----------
Operating income                  $  635    $  130         $(59)            --         $  706
                           =============  ========  ===========      =========    ===========
Depreciation and
  amortization expense            $   54    $   30         $  2                        $   86
                           =============  ========  ===========                   ===========
Capital expenditures              $  471    $  505         $  6                        $  982
                           =============  ========  ===========                   ===========
Identifiable assets               $1,365    $1,212         $ 69          $ (40)        $2,606
                           =============  ========  ===========      =========    ===========
1994
----
Sales and other
  operating revenues:
    Customers                     $1,783    $2,074                                     $3,857
    Intersegment                     190       200                       $(390)            --
                           -------------  --------                   ---------    -----------
                                   1,973     2,274                        (390)         3,857
Cost of sales                      1,522     2,164                        (390)         3,296
Selling, general and
  administrative
  expenses                            40        54         $ 43             --            137
                           -------------  --------  -----------      ---------    -----------
Operating income                  $  411    $   56         $(43)            --         $  424
                           =============  ========  ===========      =========    ===========
Depreciation and
  amortization expense            $   44    $   20         $  1                        $   65
                           =============  ========  ===========                   ===========
Capital expenditures              $   39    $  210         $  3                        $  252
                           =============  ========  ===========                   ===========
Identifiable assets               $  925    $  739         $ 49          $ (50)        $1,663
                           =============  ========  ===========      =========    ===========

                        LYONDELL PETROCHEMICAL COMPANY

22.  UNAUDITED QUARTERLY RESULTS

                                                     FOR THE QUARTER ENDED
                                        ----------------------------------------------
MILLIONS OF DOLLARS EXCEPT PER SHARE
 AMOUNTS                                  MARCH 31  JUNE 30  SEPTEMBER 30  DECEMBER 31
------------------------------------    ----------  -------  ------------  -----------
1996
----
Sales and other operating revenues          $1,165   $1,239        $1,247       $1,401
Operating income                                61       45            71          101
Income before income taxes                      38       23            55           80
Net income                                      24       15            35           52
Earnings per share                             .30      .19           .43          .66

1995
----
Sales and other operating revenues          $1,174   $1,370        $1,249       $1,143
Operating income                               222      237           183           64
Income before income taxes                     202      215           159           42
Net income                                     127      135           100           27
Earnings per share                            1.59     1.68          1.25          .34


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding executive officers of the Company is included in Part I. For the other information called for by Items 10, 11, 12 and 13, reference is made to the Registrant's definitive proxy statement for its Annual Meeting of Stockholders, to be held on May 9, 1997, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1996, and which is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) The following documents are filed as a part of this report:

       1 and 2  --  Consolidated Financial Statements:  these documents are listed in the Index to Consolidated Financial Statements.

EXHIBITS:
---------

3.1      -   Amended and Restated Certificate of Incorporation of the
             Registrant.
3.2      -   Amended and Restated By-Laws of the Registrant.
4.1      -   Indenture, as supplemented by a First Supplemental Indenture, between the Registrant and Texas Commerce Bank National
             Association, as Trustee.**
4.2      -   Indenture, as supplemented by a First Supplemental Indenture, between the Registrant and Continental Bank, National Association,
             as Trustee.++
4.3      -   Indenture, as supplemented by a First Supplemental Indenture, between the Registrant and Texas Commerce Bank, as Trustee. ++++
4.4      -   Specimen certificate.*
4.5      -   LYONDELL-CITGO Refining Company Ltd. $70,000,000 Credit
             Agreement.++++
4.5(a)   -   Amendment No. 1 to the $70,000,000 Credit Agreement.X
4.5(b)   -   Amendment No. 2 to the $70,000,000 Credit Agreement.XXX
4.6      -   LYONDELL-CITGO Refining Company Ltd. $450,000,000 Credit
             Agreement.++++
4.6(a)   -   Amendment No. 1 to the $450,000,000 Credit Agreement.X
4.6(b)   -   Amendment No. 2 to the $450,000,000 Credit Agreement.XXX
4.7      -   Lyondell Petrochemical Company $400,000,000 Amended and Restated
             Credit Agreement.+
4.7(a)   -   Amendment No. 1 to the $400,000,000 Credit Agreement.XX
4.8      -   Rights Agreement between the Registrant and the Bank of New York, as Rights Agent.+++

EXECUTIVE COMPENSATION:

10.1     -   Amended and Restated Executive Supplementary Savings Plan.
10.2     -   Amended and Restated Executive Long-Term Incentive Plan.***
10.3     -   Supplementary Executive Retirement Plan.***
10.3(a)  -   Amendment No. 1 to the Supplementary Executive Retirement Plan.+
10.3(b)  -   Amendment No. 2 to the Supplementary Executive Retirement Plan. ++
10.4     -   Executive Medical Plan.
10.4(a)  -   Amendment No. 1 to the Executive Medical Plan.
10.4(b)  -   Amendment No. 2 to the Executive Medical Plan.
10.5     -   Executive Deferral Plan.
10.5(a)  -   Amendment No. 1 to the Executive Deferral Plan.
10.6     -   Executive Long-Term Disability Plan. +
10.6(a)  -   Amendment No. 1 to the Executive Long-Term Disability Plan.
10.7     -   Executive Life Insurance Plan.+
10.8     -   Supplemental Executive Benefit Plans Trust Agreement.****
10.9     -   Restricted Stock Plan.+++
10.9(a)  -   Amendment to the Restricted Stock Plan.++
10.10    -   Amended and Restated Value Share Plan.
10.10(a) -   Amendment to the Value Share Plan.
10.11    -   Form of Executive Severance Agreement with Executive Officers.
10.12    -   Form of Registrant's Indemnity Agreement with Officers and
             Directors.*
10.13    -   Amended and Restated Elective Deferral Plan for Non-Employee
             Directors.
10.13(a) -   Amendment No. 1 to the Elective Deferral Plan for Non-Employee
             Directors.
10.14    -   Amended and Restated Retirement Plan for Non-Employee
             Directors.****
10.15    -   Restricted Stock Plan for Non-Employee Directors.X

MATERIAL CONTRACTS WITH ARCO AFFILIATES:

10.16    -   Joint Pipeline Use Agreement between ARCO Chemical Company and the
             Registrant.*
10.17    -   Agreements Implementing Transfer of Pipeline Rights from ARCO Pipe
             Line Company to Registrant.*
10.18    -   Conveyance (conformed without exhibits) between the Registrant and
             ARCO.*
10.19(a) -   Cross-Indemnification Agreement between the Registrant and ARCO and
             Amendment No. 1 to the Cross-Indemnification Agreement.*
10.19(b) -   Dispute Resolution Agreement between the Registrant, ARCO and ARCO
             Chemical Company.+++
10.19(c) -   Employee Services Agreement between the Registrant and ARCO.+
10.19(d) -   Investment Management Agreement between the Registrant and
             ARCO.+++
10.19(e) -   Form of Registration Rights Agreement between the Registrant and
             ARCO.+
10.20(a) -   Immunity From Suit Agreement between ARCO and the Registrant.*
10.20(b) -   Amendment to Immunity From Suit Agreement between ARCO and the
             Registrant.***
10.21(a) -   License Agreement between ARCO and the Registrant.*
10.21(b) -   License Agreement Amendment between ARCO and the Registrant.***
10.22(a) -   Technology Agreement between ARCO and the Registrant.**
10.22(b) -   Technology Agreement Amendment between ARCO and the Registrant.***
10.23    -   Assignment of Patents and Patent Applications between ARCO and the
             Registrant.**
10.24    -   Assignment of Technology Agreement, as amended, between ARCO and the Registrant.**

OTHER MATERIAL CONTRACTS:

10.26    -   Asset Purchase Agreement (conformed without exhibits) between the
             Registrant and Rexene Products Company.**
10.27    -   Crystalline Polymers License and Block Copolymer License between
             Phillips Petroleum Co. and the Registrant.**
10.28    -   Amended and Restated Limited Liability Company Regulations of
             LYONDELL-CITGO Refining Company Ltd.++
10.28(a) -   Amendment No. 1 to the Amended and Restated Limited Liability
             Company Regulations of LYONDELL-CITGO Refining Company Ltd.++++
10.29    -   Contribution Agreement between Lyondell Petrochemical Company and
             LYONDELL-CITGO Refining Company Ltd.++
10.30    -   Crude Oil Supply Agreement between LYONDELL-CITGO Refining Company
             Ltd. and Lagoven, S.A.++
10.31    -   Asset Purchase Agreement between the Registrant and Occidental
             Chemical Company. +++++
21       -   Subsidiaries of the Registrant.
23       -   Consent of Coopers & Lybrand L.L.P.
24       -   Powers of Attorney.
27       -   Financial Data Schedule.

* Filed as an exhibit to Registrant's Registration Statement on Form S-1 (No. 33-25407) and incorporated herein by reference.
** Filed as an exhibit to Registrant's Annual Report on Form 10-K Report for the year ended December 31, 1989 and incorporated herein by reference.
*** Filed as an exhibit to Registrant's Annual Report on Form 10-K Report for the year ended December 31, 1990 and incorporated herein by reference.
**** Filed as an exhibit to Registrant's Annual Report on Form 10-K Report for the year ended December 31, 1991 and incorporated herein by reference.
+ Filed as an exhibit to Registrant's Annual Report on Form 10-K Report for the year ended December 31, 1992 and incorporated herein by reference.

++ Filed as an exhibit to Registrant's Interim Report on Form 8-K dated as of July 1, 1993 and incorporated herein by reference.
+++ Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.
+          Filed as an exhibit to Registrant's Registration Statement on Form S-
           3 dated as of May 5, 1994 and incorporated herein by reference.
++ Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 and incorporated herein by reference.
+++ Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December, 31, 1994 and incorporated herein by reference.
++++ Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference.
+++++ Filed as an exhibit to Registrant's Interim Report on Form 8-K dated as of May 1, 1995 and incorporated herein by reference.
+ Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference.
++ Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference.
+++        Filed as an exhibit to Registrant's Interim Report on Form 8-K dated
           December 8, 1995 and incorporated herein by reference.
++++       Filed as an exhibit to Registrant's Registration Statement on Form S-
           3 dated as of January 31, 1996 and incorporated herein by reference.
+++++ Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference
X Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1996
XX Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1996.
XXX Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1996.

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

    (c)  Reports on Form 8-K:

       The following Current Reports on Form 8-K were filed during the quarter ended December 31, 1996 through March 17, 1997.

Date of Report                      Item No.               Financial Statements
--------------                      --------               --------------------

January 31, 1997                        5                           Yes

                                  SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                        LYONDELL PETROCHEMICAL COMPANY

                                          By:  DAN F. SMITH
                                               --------------------------------
                                               Dan F. Smith
                                               President and Chief Executive
                                               Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

  SIGNATURE                                TITLE                      DATE
  ---------                                -----                      ----

BOB G. GOWER*                       Chairman of the Board         March 17, 1997
---------------------------
(Bob G. Gower)


DAN F. SMITH                        President, Chief Executive    March 17, 1997
---------------------------          Officer and Director
(Dan F. Smith, Principal
 Executive Officer)


WILLIAM T. BUTLER*                        Director                March 17, 1997
---------------------------
(William T. Butler)


CURTIS J. CRAWFORD*
---------------------------               Director                March 17, 1997
(Curtis J. Crawford)


TRAVIS ENGEN*
---------------------------               Director                March 17, 1997
(Travis Engen)


STEPHEN F. HINCHLIFFE, JR.*
---------------------------               Director                March 17, 1997
(Stephen F. Hinchliffe, Jr.)


DUDLEY C. MECUM II*
---------------------------               Director                March 17, 1997
(Dudley C. Mecum  II)

PAUL R. STALEY*                           Director                March 17, 1997
---------------------------
(Paul R. Staley)

RUSSELL S. YOUNG                Senior Vice President, Chief      March 17, 1997
---------------------------    Financial Officer and Treasurer
(Russell S. Young,
 Principal Financial
 Officer)

JOSEPH M. PUTZ                  Vice President and Controller     March 17, 1997
---------------------------
(Joseph M. Putz, Principal
 Accounting Officer)

*By: DAN F. SMITH                                                 March 17, 1997
     ----------------------
(Dan F. Smith, as Attorney-in-fact)
