Form 10-Q
period 1997-03-31
LYONDELL PETROCHEMICAL CO
filed 1997-05-14
CIK 842635

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997.

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

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES  X     NO _____
                                             -----

  NUMBER OF SHARES OF COMMON STOCK, $1.00 PAR VALUE, OUTSTANDING AS OF MARCH 31, 1997: 80,000,000

                         PART I.  FINANCIAL INFORMATION

                         LYONDELL PETROCHEMICAL COMPANY

                 CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                       CONSOLIDATED STATEMENTS OF INCOME



                                              FOR THE THREE MONTHS
                                                 ENDED MARCH 31
                                          ---------------------------

                                                   PRO-         AS
MILLIONS OF DOLLARS EXCEPT PER SHARE              FORMA      REPORTED
 AMOUNTS                                   1997    1996        1996
                                          ------ -------    ----------

SALES AND OTHER OPERATING REVENUES:
     Unrelated parties                    $ 595   $ 459        $1,101
     Related parties                        160     120            64
                                          -----   -----        ------

                                            755     579         1,165
OPERATING COSTS AND EXPENSES:
     Cost of sales
          Unrelated parties                 510     403           986
          Related parties                   119     101            57
     Selling, general and
      administrative expenses                47      45            61
                                          -----   -----        ------
                                            676     549         1,104
                                          -----   -----        ------

     Operating income                        79      30            61

Interest expense                            (21)    (20)          (20)
Interest income                               3       2             1
Minority interest                            (4)     --            (4)
Income from equity investment                 6      26            --
                                          -----   -----        ------

     Income before income taxes              63      38            38

Provision for income taxes                   23      14            14
                                          -----   -----        ------

     NET INCOME                           $  40   $  24        $   24
                                          =====   =====        ======

     EARNINGS PER SHARE                   $ .50   $ .30        $  .30
                                          =====   =====        ======


                See notes to consolidated financial statements.

                         LYONDELL PETROCHEMICAL COMPANY
                          CONSOLIDATED BALANCE SHEETS


                                                       PROFORMA    AS REPORTED
                                          MARCH 31   DECEMBER 31   DECEMBER 31
MILLIONS OF DOLLARS                         1997         1996          1996
                                        ----------  ------------  ------------

ASSETS
Current assets:
     Cash and cash equivalents             $    34       $    56       $    68
     Accounts receivable:
          Trade                                264           259           394
          Related parties                       48            96            62
     Inventories                               259           196           294
     Prepaid expenses and other current
      assets                                    13            12            13
                                        ----------  ------------  ------------
          Total current assets                 618           619           831
                                        ----------  ------------  ------------

Property, plant and equipment                2,123         2,109         4,313
Less accumulated depreciation and
 amortization                               (1,234)       (1,216)       (2,043)
                                        ----------  ------------  ------------
                                               889           893         2,270
Investment in affiliate                         65            83            --
Receivable from affiliate                      225           177            --
Deferred charges and other assets              126           118           175
                                        ----------  ------------  ------------

Total assets                               $ 1,923       $ 1,890       $ 3,276
                                        ==========  ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable:
          Trade                            $   164       $   200       $   474
          Related parties                       22            30             1
     Notes payable                             215            50            60
     Current maturities of long-term
      debt                                       7           112           112
     Other accrued liabilities                  80            93           124
                                        ----------  ------------  ------------
          Total current liabilities            488           485           771
                                        ----------  ------------  ------------

Long-term debt                                 742           744         1,194
Other liabilities and deferred credits          75            70           114
Deferred income taxes                          161           157           157
Commitments and contingencies
Minority interest                                4             3           609
Stockholders' equity:
     Preferred stock, $.01 par value,
      80,000,000 shares
       authorized, none outstanding
     Common stock, $1 par value,
      250,000,000 shares
       authorized, 80,000,000 issued
        and outstanding                         80            80            80
     Additional paid-in capital                158           158           158
     Retained earnings                         215           193           193
                                        ----------  ------------  ------------
          Total stockholders' equity           453           431           431
                                        ----------  ------------  ------------

Total liabilities and stockholders'
 equity                                    $ 1,923       $ 1,890       $ 3,276
                                        ==========  ============  ============


                See notes to consolidated financial statements.

                         LYONDELL PETROCHEMICAL COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                           FOR THE THREE MONTHS ENDED MARCH 31
                                        ----------------------------------------
                                                    PROFORMA       AS REPORTED
MILLIONS OF DOLLARS                        1997       1996            1996
                                        ---------  ----------   ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                            $  40       $  24          $  24
     Adjustments to reconcile net
      income to net cash used in
        operating activities:
          Depreciation and amortization       22          17             24
          Deferred income taxes                2           2              2
          Minority interest                    4          --              4
          Income from equity investment       (6)        (26)            --
          (Increase) decrease in
           accounts receivable                43         (23)           (11)
          Increase in inventories            (63)        (13)           (22)
          Increase (decrease) in
           accounts payable                  (44)          6             (7)
          Net change in other working
           capital accounts                  (11)         (2)           (11)
          Other                               (6)         (4)            (5)
                                        --------   ---------    -----------
               Net cash used in
                operating activities         (19)        (19)            (2)
                                        --------   ---------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant and
      equipment                              (15)        (20)          (194)
     Purchases of short-term investments      --         (76)           (76)
     Contributions and advances to
      affiliate                              (49)        (53)            --
     Distributions from affiliate             24          22             --
                                        --------   ---------    -----------
               Net cash used in
                investing activities         (40)       (127)          (270)
                                        --------   ---------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Minority owner contributions
      (distributions)                         (3)         --             42
     Net change in short-term debt           165        (103)           (87)
     Borrowings of long-term debt             --         300            376
     Repayments of long-term debt           (107)         --             --
     Dividends paid                          (18)        (18)           (18)
                                        --------   ---------    -----------
               Net cash provided by
                financing activities          37         179            313
                                        --------   ---------    -----------

INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                 (22)         33             41
Cash and cash equivalents at beginning
 of period                                    56           6             10
                                        --------   ---------    -----------
Cash and cash equivalents at end of
 period                                    $  34       $  39          $  51
                                        ========   =========    ===========


                See notes to consolidated financial statements.

                         LYONDELL PETROCHEMICAL COMPANY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 1996 included in the Lyondell Petrochemical Company ("Company" or "Lyondell") 1996 Annual Report and the Annual Report on Form 10-K pursuant to
Section 13 or 15(d) of the Securities Exchange Act of 1934. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

Proforma Financial Information - The unaudited proforma financial information in the accompanying financial statements presents the financial position, results of operations and cash flows of the Company as of December 31, 1996 and for the three months ended March 31, 1996 using the equity method of accounting for Lyondell's investment in LYONDELL-CITGO Refining Company Ltd. ("LCR") as if the change in accounting method had been effective January 1, 1996 (see Note 3). This unaudited proforma information may not be indicative of results that will be obtained in the future. The unaudited proforma financial information also includes restatements to split the petrochemicals segment into the petrochemicals and polymers segments.


COMPANY OPERATIONS

The Company operates in the petrochemicals, polymers and refining segments. In 1996 and prior years, the results of the polymers business were included in the petrochemicals segment. The petrochemicals business, as reported in 1997, manufactures a wide variety of petrochemicals including olefins, methanol, methyl tertiary butyl ether ("MTBE") and aromatics produced at the Channelview petrochemical facility. The Company's petrochemical products are used primarily in the manufacture of other chemicals and products, including polymers. The polymers business manufacturers polyolefins, including high-density polyethylene ("HDPE"), low-density polyethylene and polypropylene, which are used in the production of a wide variety of consumer and industrial products. The Company also operates in the refining segment through the Company's equity interest in LCR, a Texas limited liability company that is owned by subsidiaries of Lyondell and CITGO Petroleum Corporation ("CITGO"), which manufactures refined petroleum products, including gasoline, low sulfur diesel, jet fuel, aromatics and lubricants.


EQUITY INTEREST IN LYONDELL- CITGO REFINING COMPANY LTD.

In July 1993, LCR was formed to own and operate the Company's refining business, including the full-conversion Houston, Texas refinery ("Refinery"). LCR completed a major upgrade project at the Refinery ("Upgrade Project") during the first quarter of 1997 to enable the facility to process substantial additional volumes of very heavy crude oil. The Upgrade Project was funded by debt and CITGO equity contributions.

CITGO has provided a major portion of the funds for the Upgrade Project and has provided $130 million through March 31, 1997 for funding other capital projects and operations. Major components of the Upgrade Project include new coking, crude distillation and sulfur recovery units. CITGO reinvested its share of operating cash flow during the Upgrade Project totaling $46 million through March 31, 1997, while the Company had unrestricted access to its share of operating cash flow from LCR.

As a result of the completion of the Upgrade Project, effective April 1, 1997 the participation interests changed from 86 percent and 14 percent to approximately 60 percent and 40 percent for Lyondell and CITGO, respectively, to reflect CITGO's equity contribution in the Upgrade Project. CITGO has a one-time option to increase its participation interest in LCR up to 50 percent by making an additional equity contribution.

Pursuant to contractual arrangements and concurrent with the completion of the Upgrade Project, the authority and responsibility for certain management decisions previously decided by majority vote, and therefore controlled by Lyondell, changed to unanimous vote resulting in expanded joint control of LCR by Lyondell and CITGO. Consequently, effective January 1, 1997, Lyondell began accounting for its investment in LCR under the equity method of accounting, meaning that the operations of LCR are no longer consolidated line by line with those of Lyondell. The net earnings of LCR are included in the income of Lyondell as income from equity investment and Lyondell's portion of LCR's net assets appear on a single line as investment in affiliate. Cash advances to and distributions from LCR are reflected as individual line items on the statement of cash flows.

Summarized financial information for LCR is as follows (all amounts in millions).


INCOME STATEMENTS                                FOR THE THREE MONTHS
                                                    ENDED MARCH 31
                                                 --------------------
                                                    1997       1996
                                                 ----------  --------
Sales and other operating revenues                $  698      $  688
Cost of sales                                        671         641
Selling, general and administrative
 expenses                                             16          17
                                                 ----------  --------
 Operating income                                 $   11      $   30
                                                 ==========  ========
Operating income after interest expense           $    7      $   29
                                                 ==========  ========

BALANCE SHEETS                                    MARCH 31  DECEMBER 31
                                                    1997       1996
                                                 ----------  --------
ASSETS
Total current assets                              $  257      $  273
Property, plant and equipment, net                 1,405       1,378
Deferred charges and other assets                     53          56
                                                 ----------  --------
Total assets                                      $1,715      $1,707
                                                 ==========  ========
LIABILITIES AND MEMBERS' EQUITY
Total current liabilities                         $  265      $  373
Long-term debt                                       692         627
Other liabilities and deferred credits                46          44
Members' equity                                      712         663
                                                 ----------  --------
Total liabilities and members' equity             $1,715      $1,707
                                                 ==========  ========

STATEMENTS OF CASH FLOWS                         FOR THE THREE MONTHS
                                                     ENDED MARCH 31
                                                 --------------------
                                                    1997       1996
                                                 ----------  --------
Depreciation and amortization                     $   17      $    7
Net changes in working capital                       (84)        (20)
Additions to property, plant and equipment           (39)       (174)


Included in sales and other operating revenues above are $60 million and $42 million in sales to Lyondell for the three months ended March 31, 1997 and 1996, respectively. In addition, LCR purchased $94 million and $58 million, primarily product purchases, from the Company, which is included in LCR's cost of sales.

LCR has a long-term crude supply contract ("Crude Supply Contract") with Lagoven, S.A. ("LAGOVEN"), an affiliate of CITGO. The Crude Supply Contract incorporates a formula price based on the market value of a slate of refined products deemed to be produced from each particular crude oil or feedstock, less: (i) certain deemed refining costs, adjustable for inflation;
(ii) certain actual costs, including crude transportation costs, import duties and taxes; and (iii) a deemed margin, which varies according to the grade of crude oil or other feedstock delivered. Deemed margins and deemed costs are adjusted periodically. These adjustments are based on inflation rates, however, deemed margins are less than the rate of inflation. Because deemed operating costs and the slate of refined products deemed to be produced for a given barrel of crude oil or other feedstock do not necessarily reflect the actual costs and yields in any period and because the market value of the refined products used in the pricing formula does not necessarily reflect the actual price received for the refined products, the actual refining margin earned by LCR under the Crude Supply Contract will vary depending on, among other things, the efficiency with which LCR conducts its operations during such period.

Despite the limitations discussed above, the Crude Supply Contract reduces the volatility of earnings and cash flow of the refining operations of LCR irrespective of market fluctuations of either crude oil or refined products. Specifically, if the market value of refined products "deemed" to be produced from the Venezuelan crude oil increases, the "deemed" cost of crude oil to LCR will also increase. Alternatively, if the market value of refined products "deemed" to be produced from the Venezuelan crude oil decreases, the "deemed" cost of crude oil to LCR will also decrease. This results in relatively stable "deemed" margins regardless of refined products market volatility. If the actual yields, costs or volumes differ substantially from those contemplated by the Crude Supply Contract, the benefits of this agreement to LCR could be substantially different than anticipated.

In addition, under the terms of a long-term product sales agreement ("Products Agreement"), CITGO purchases from LCR substantially all of the refined products produced at the Refinery. Both LAGOVEN and CITGO are direct or indirect wholly-owned subsidiaries of Petroleos de Venezuela, S.A. ("PDVSA"), the national oil company of Venezuela. LCR is required to purchase and LAGOVEN is required to sell sufficient crude oil to satisfy LCR's coking capacity, which upon completion of the Upgrade Project is a minimum of 200,000 barrels per day and up to 230,000 barrels per day of very heavy Venezuelan crude oil. LAGOVEN has the right, but not the obligation, to supply incremental amounts above 230,000 barrels per day.

INVENTORIES

The categories of inventory and their recorded values at March 31, 1997 and December 31, 1996 were:



                                             PROFORMA    AS REPORTED
                                  MARCH 31  DECEMBER 31  DECEMBER 31
MILLIONS OF DOLLARS                 1997       1996         1996
                                ----------  -----------  -----------
Petrochemicals                       $ 170        $  98        $ 172
Polymers                                64           74           --
Crude oil and refined products          --           --           81
Materials and supplies                  25           24           41
                                ----------  -----------  -----------
    Total inventories                $ 259        $ 196        $ 294
                                ==========  ===========  ===========

CAPITALIZED INTEREST

The Company's policy is to capitalize interest expense incurred on debt during the construction of major projects that exceed one year. Total interest expense incurred during the three months ended March 31, 1997 was approximately $21 million, none of which was capitalized. Total interest expense incurred during the three months ended March 31, 1996 was approximately $26 million, of which $5 million was incurred by LCR. Approximately $6 million was capitalized during the three months ended March 31, 1996, of which $5 million was capitalized by LCR.

6.  COMMITMENTS AND CONTINGENCIES

The Company has various purchase commitments for materials, supplies and services incident to the ordinary conduct of business. In the aggregate, such commitments are not at prices in excess of current market.

Depending on market conditions, breach or termination of the Crude Supply Contract could adversely affect the Company. Although the parties have negotiated alternative arrangements in the event of certain force majeure conditions, including governmental or other actions restricting or otherwise limiting LAGOVEN's ability to perform its obligations, any such alternative arrangements may not be as beneficial as the Crude Supply Contract. There can be no assurance that alternative crude oils with similar margins would be available for purchase by LCR. Furthermore, the breach or termination of the Crude Supply Contract would require LCR to return to the practice of purchasing all of its crude oil feedstocks in the merchant market and would again subject LCR to significant volatility and price fluctuations.

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

The Company's policy is to be in compliance with all applicable environmental laws. The Company is subject to extensive environmental laws and regulations concerning emissions to the air, discharges to surface and subsurface waters and the generation, handling, storage, transportation, treatment and disposal of waste materials. Some of these laws and regulations are subject to varying and conflicting interpretations. In addition, the Company cannot accurately predict future developments, such as increasingly strict requirements of environmental laws, inspection and enforcement policies and compliance costs thereform which might affect the handling, manufacture, use, emission or disposal of products, other materials or hazardous and non-hazardous waste.

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

The Company has accrued $13 million related to future CERCLA, RCRA and TNRCC assessment and remediation costs, of which $3 million is included in current liabilities while the remaining amounts are expected to be incurred over the next two to seven years. In the opinion of management, there is currently no material range of loss in excess of the amount recorded. However, it is possible that new information about the sites for which the reserve has been established, new technology or future developments such as involvement in other CERCLA, RCRA, TNRCC or other comparable state law investigations, could require the Company to reassess its potential exposure related to environmental matters.

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


STOCKHOLDERS' EQUITY

Dividends - The Company paid regular quarterly dividends of $.225 per share of common stock during the first quarter of 1997. Additionally, on May 9, 1997, the Board of Directors declared a regular quarterly dividend of $.225 per share of common stock, payable June 15, 1997 to stockholders of record on May 23, 1997.

Earnings per Share - Earnings per share for all periods presented are computed based on the weighted average number of shares outstanding for the periods, which was 80,000,000 shares.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock. SFAS No. 128 is effective for interim and annual periods ending after December 15, 1997. The Company does not believe the effect of adoption in the fourth quarter of 1997 will have a material impact on the Company's reported earnings per share.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



GENERAL

In 1996, Lyondell Petrochemical Company ("Company" or "Lyondell") operated in the petrochemicals and refining segments. In 1996 the petrochemicals segment included the results of operations of the Company's petrochemicals and polymers business. Beginning in 1997, the petrochemicals segment was split into the petrochemicals and polymers segments. The petrochemicals segment consists of olefins including ethylene, propylene, butadiene, butylenes and specialty products; aromatics produced at the Channelview, Texas petrochemicals facility ("Channelview Facility") including benzene and toluene; methanol; methyl tertiary butyl ether ("MTBE"); and refinery blending stocks. In December 1996, the Company sold an undivided interest in its methanol facility to MCN Investment Corporation ("MCNIC") and created Lyondell Methanol Company L.L.P. ("Lyondell Methanol"), a partnership with the minority owner, to own and operate the methanol facility.

The polymers segment consists of polyolefins including high-density polyethylene ("HDPE"), low-density polyethylene and polypropylene produced at the production facilities in Matagorda ("Matagorda Facility") and Victoria ("Victoria Facility"), Texas and production facilities in Bayport ("Bayport Facility").

The Company's operations in the refining segment are conducted through its interest in LYONDELL-CITGO Refining Company Ltd. ("LCR"), a Texas limited liability company owned by subsidiaries of the Company and CITGO Petroleum Corporation ("CITGO"). The refining segment consists of refined petroleum products, including gasoline, low sulfur diesel, and jet fuel; aromatics produced at the full-conversion Houston, Texas refinery ("Refinery"), including benzene, toluene, paraxylene and orthoxylene; lubricants, including industrial lubricants, motor oils, white oils, process oils and base oils; carbon black oil; sulfur; residual oil; petroleum coke fuel; olefins feedstocks; and crude oil resales. LCR completed a major upgrade project at the Refinery ("Upgrade Project") during the first quarter of 1997 to enable the facility to process substantial additional volumes of very heavy crude oil.

The following table sets forth sales volumes for the Company's major products for the periods indicated. Sales volumes, including intersegment sales, include production, purchases of products for resale, propylene production from the product flexibility unit, products received on exchange and draws from inventory. Refined products volumes include all activity at LCR.


                                                    FOR THE THREE
                                                        MONTHS
                                                    ENDED MARCH 31
                                                  ------------------
                                                    1997      1996
                                                  --------  --------
SELECTED PETROCHEMICAL PRODUCTS (MILLIONS)
Ethylene, propylene and other olefins (lbs.)         2,018     2,004
Methanol (gallons)                                      58        51
Aromatics (gallons)                                     44        50

POLYMERS PRODUCTS (MILLIONS)
Polyethylene and polypropylene (lbs.)                  496       547

REFINED PRODUCTS (THOUSAND BARRELS PER DAY)
Gasoline                                               110       110
Diesel and heating oil                                  51        50
Jet fuel                                                17        27
Aromatics                                                9         9
Other refined products                                  80        79
                                                  --------  --------
   Total refined products volumes                      267       275
                                                  ========  ========

Summarized below is the segment data for the Company. Intersegment sales from the petrochemicals segment to the polymers segment include ethylene and propylene produced at the Channelview Facility. Intersegment sales between the petrochemicals and refining segments in 1996 include olefins feedstocks and benzene produced at the Refinery and gasoline blending stocks and hydrogen produced at the Channelview Facility. Intersegment sales were made at prices that were based on current market values.

Effective January 1, 1997, Lyondell began accounting for its investment in LCR under the equity method of accounting, meaning that the operations of LCR are no longer consolidated line by line with those of Lyondell. The net earnings of LCR are included in the income of Lyondell as income from equity investment and Lyondell's portion of LCR's net assets appear on a single line as investment in affiliate. Cash advances to and distributions from LCR are reflected as individual line items on the statement of cash flows. Therefore, the results of operations of the refining segment, which consists primarily of the Company's interest in LCR, do not appear line by line in the tables below for 1997.

The following unaudited proforma financial information presents the results of operations of the Company for the year ended December 31, 1996 using the equity method of accounting for Lyondell's investment in LCR as if the change in accounting method had been effective January 1, 1996. The unaudited proforma financial information also includes restatements to split the petrochemicals segment into the petrochemicals and polymers segments. This unaudited proforma information may not be indicative of results that will be obtained in the future.



                                            FOR THE THREE MONTHS
                                               ENDED MARCH 31
                                          ------------------------
                                                   PRO-       AS
                                                  FORMA    REPORTED
(MILLIONS OF DOLLARS)                      1997    1996      1996
---------------------                     -----   -----     ------

SALES AND OTHER OPERATING REVENUES:
  Petrochemicals segment                  $ 659   $ 495     $  578
  Polymers segment                          198     169         --
  Refining segment                           --      --        687
  Intersegment sales                       (102)    (85)      (100)
                                          -----   -----     ------
                                          $ 755   $ 579     $1,165
                                          =====   =====     ======
COST OF SALES:
  Petrochemicals segment                  $ 569   $ 454     $  502
  Polymers segment                          162     135         --
  Refining segment                           --      --        641
  Intersegment purchases                   (102)    (85)      (100)
                                          -----   -----     ------
                                          $ 629   $ 504     $1,043
                                          =====   =====     ======
SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES:
  Petrochemicals segment                  $   7   $   9     $   28
  Polymers segment                           20      19         --
  Refining segment                           --      --         17
  Unallocated                                20      17         16
                                          -----   -----     ------
                                          $  47   $  45     $   61
                                          =====   =====     ======
OPERATING INCOME:
  Petrochemicals segment                  $  83   $  32     $   48
  Polymers segment                           16      15         --
  Refining segment                           --      --         29
  Unallocated                               (20)    (17)       (16)
                                          -----   -----     ------
                                          $  79   $  30     $   61
                                          =====   =====     ======
INCOME FROM EQUITY INVESTMENT:
  Refining segment                        $   6   $  26         --
                                          =====   =====     ======

Summarized below are intersegment sales for Lyondell's segments.

                                                      FOR THE THREE MONTHS
                                                         ENDED MARCH 31
                                                    ------------------------
                                                            PRO-       AS
                                                            FORMA   REPORTED
(MILLIONS OF DOLLARS)                                1997    1996       1996
---------------------                               -----   -----   --------
  Petrochemicals segment to polymers segment        $ 102   $  85   $     --
  Petrochemicals segment to refining segment           --      --         58
  Refining segment to petrochemicals segment           --      --         42
                                                    -----   -----   --------
                                                    $ 102   $  85   $    100
                                                    =====   =====   ========


RESULTS OF OPERATIONS


OVERVIEW

Net income for the first quarter of 1997 was $40 million or $.50 per share compared to net income of $24 million or $.30 per share for the first quarter of 1996. The $16 million increase was primarily due to improved margins for olefins and methanol due to higher sales prices offset by decreased paraxylene margins at LCR as a result of significantly lower sales prices.

Net income was $12 million lower for the first quarter of 1997 compared to the fourth quarter of 1996. Reported earnings for the fourth quarter of 1996 included an approximate $20 million after-tax gain from the sale of an undivided interest in the methanol facility and $19 million of after-tax proceeds from a business interruption claim settlement. Excluding the effect of these gains, the increase in net income was primarily caused by improved margins for olefins primarily due to lower feedstock costs. Additionally, refined products margins improved as the Upgrade Project was completed in February 1997 and higher volumes of very heavy crude oil were processed. These improvements were partially offset by decreased margins in the polymers business primarily resulting from increased feedstock costs and decreased sales volumes due in part to a planned turnaround at the Matagorda Facility.


PETROCHEMICALS SEGMENT

SELECTED PRICING INFORMATION The following table presents industry pricing information for the periods shown below.

                                            FOR THE THREE MONTHS ENDED
                                        ---------------------------------
                                          MARCH 31  DECEMBER 31  MARCH 31
                                              1997         1996      1996
                                        ----------  ------------ --------
ETHYLENE (CENTS PER POUND)                    28.4         26.6      20.1
  CMAI Monomers Market Report,
   delivered - contract, monthly
     contract price agreement
METHANOL (CENTS PER GALLON)                   61.1         47.2      38.9
  CMAI Weekly Methanol Market Report -
   spot FOB/US Gulf
    in barges
CRUDE OIL ($ PER BARREL)                     20.98        23.50     19.37
  Platts Oilgram Price Report, spot
   price WTS low


OPERATING INCOME Operating income for the first quarter of 1997 increased $51 million compared to the first quarter of 1996. This increase was primarily due to improved margins for olefins as a result of higher industry sales prices and improved methanol performance as a result of higher sales margins generated by higher industry sales prices and higher sales volumes.

Operating income for the first quarter of 1997 was $83 million compared to the fourth quarter of 1996 of $115 million. Excluding the effect of the one-time gains mentioned in the Overview above, operating income in 1997 actually increased by $26 million. This increase in operating income in 1997 was primarily due to improved margins for olefins as a result of lower feedstock costs. In addition, methanol performance improved as a result of higher sales volumes. Olefins feedstock costs were lower in the first quarter of 1997 as a result of lower crude oil prices. Methanol sales volumes increased in response to higher demand generated for its downstream products by positive economic trends in the housing and plastic packaging industries.

Lyondell's olefins feedstocks are primarily condensates and other petroleum liquids which tend to follow the cost trends of crude oil. During 1996 the price of crude oil increased steadily which resulted in higher feedstock costs for the petrochemicals business, however, crude oil prices began dropping in 1997. The sales prices for various olefins products are primarily driven by two factors. The first factor is the demand for ethylene, propylene and other by-products as a result of economic conditions in end-use markets for these commodities such as the auto industry, housing construction and consumer durable and non-durable goods. The second factor driving sales prices is the underlying cost of the feedstock.

Methanol is a component of products used by the housing and plastics industry, as well as being a primary component of MTBE, a product used to blend low-emission reformulated gasoline. Prices gradually increased throughout 1996 due to strong demand by the end-use markets and supply constraints due to industry operating problems. The price of natural gas, the principal methanol feedstock, increased throughout 1996 as a result of the tight supply and demand balance in the fuels market, but began falling in March 1997.

REVENUES Sales and other operating revenues, including intersegment sales, were $659 million in the first quarter of 1997 compared to $495 million in the first quarter of 1996, an increase of $164 million. This increase was primarily due to increased olefins sales prices, which showed significant improvement from the first quarter of 1996 as strong demand from the polyolefins markets resulted in a tighter balance of supply and demand for olefins and also as cost increases for olefins feedstocks over the course of 1996 were reflected in olefins product prices. In addition, olefins sales volumes increased due to strong demand in the downstream markets, primarily for propylene. Sales margins for methanol improved significantly due to increased sales prices resulting from a tighter supply and demand situation due to unscheduled industry downtime. Methanol sales volumes increased in the first quarter of 1997 in response to higher demand generated for its downstream products by the housing and plastic packaging industries.

COST OF SALES Cost of sales was $569 million in the first quarter of 1997 compared to $454 million in the first quarter of 1996, an increase of $115 million. This increase was primarily due to increased sales volumes, as well as higher olefins feedstock costs which reflects higher prices for crude oil in the first three months of 1997 compared to 1996 due to stronger seasonal demand for petroleum products. Natural gas feedstock costs for methanol were higher due to seasonal winter fuel demand which was stronger in the first three months of 1997 than 1996.

SELLING EXPENSES Selling expenses were $2 million lower in the first quarter of 1997 compared to the first quarter of 1996. Selling expenses for the petrochemicals segment consist primarily of terminal expenses related to storage and distribution of finished goods and rail freight costs of finished product. The decrease was primarily due to lower rail freight costs as a result of renegotiation of sales contracts.


POLYMERS SEGMENT

OPERATING INCOME Operating income for the first quarter of 1997 was $16 million compared to $15 million in the first quarter of 1996. The $1 million increase was primarily due to higher polymers sales margins due to increases in polymers sales prices as a result of strong demand and low industry inventories.

Operating income for the first quarter of 1997 compared to the fourth quarter of 1996 decreased $12 million. This decrease was primarily due to lower polymers margins as a result of higher feedstock costs. In addition, sales volumes were lower due to lower production levels at the Matagorda Facility as a result of the planned turnaround completed in March 1997. Industry sales price increases reflecting the higher costs became effective towards the end of the first quarter of 1997. Feedstock costs continued rising throughout the first quarter of 1997 due to tighter supply and demand in the olefins markets.

Lyondell's polymers feedstocks are primarily ethylene and propylene. During 1996 and 1997 the industry sales price of ethylene has increased steadily which resulted in higher feedstock costs for the polymers business. The sales prices for various polymers products are primarily driven by two factors. One is the supply and demand balance for the products as a result of economic conditions in end-use markets such as the auto industry, housing construction and consumer durable and non-durable goods. Secondarily, sales prices are driven by the underlying cost of the feedstock.

REVENUES Sales and other operating revenues were $198 million in the first quarter of 1997 compared to $169 million in the first quarter of 1996, an increase of $29 million. This increase was primarily due to increased sales prices, offset by decreases in sales volumes as a result of lower production levels at the Matagorda facility due to the planned turnaround completed in March 1997.

COST OF SALES Cost of sales was $162 million in the first quarter of 1997 compared to $135 million in the first quarter of 1996, an increase of $27 million. The increase was primarily due to increased feedstock costs caused by tight supply and demand in the olefins markets.

SELLING EXPENSES Selling expenses for the first three months of 1997 were $20 million, an increase of $1 million compared to the first three months of 1996. For the polymers business, the cost of transporting finished products to customers by rail, including rail freight costs and rail car lease expense, is classified as selling expense.


REFINING SEGMENT

GENERAL At inception, LCR entered into a long-term crude oil supply contract ("Crude Supply Contract") with Lagoven, S.A. ("LAGOVEN"), an affiliate of CITGO. LCR is required to purchase and LAGOVEN is required to sell sufficient crude oil to satisfy LCR's coking capacity, which upon completion of the Upgrade Project is a minimum of 200,000 barrels per day and up to 230,000 barrels per day of very heavy Venezuelan crude oil. LAGOVEN has the right, but not the obligation, to supply incremental amounts above 230,000 barrels per day. In addition, under terms of a long-term product sales agreement ("Products Agreement"), CITGO purchases substantially all of the refined products produced at the Refinery. Both LAGOVEN and CITGO are direct or indirect wholly-owned subsidiaries of Petroleos de Venezuela, S.A., the national oil company of Venezuela.

The Upgrade Project was completed one month ahead of schedule with a declared in service date of February 28, 1997. The completion enabled LCR to begin to take full benefit of the Crude Supply Contract in March 1997. There were no significant planned downtime or other operational problems as there were during the fourth quarter of 1996 with the scheduled outage of the fluid catalytic cracking unit as well as other units. Margins on the volumes of crude oil coked under the Crude Supply Contract improved as the purchases of very heavy crude oil (which is at a lower cost) increased in anticipation of the completion of the Upgrade Project. Because of the completion of the Upgrade Project one month ahead of schedule, increased volumes of very heavy crude oil were processed during March 1997.

The following table sets forth processing rates at the Refinery for the periods indicated. Refinery runs for the 1996 periods presented are primarily heavy crude oil, whereas the first quarter of 1997 refinery runs reflect higher volumes of very heavy crude oil processed.

                                            FOR THE THREE MONTHS ENDED
                                        ---------------------------------
                                          MARCH 31  DECEMBER 31  MARCH 31
                                            1997       1996        1996
                                        ----------  -----------  --------
REFINERY RUNS (THOUSAND BARRELS PER DAY)
    Blended crude oil:
        Crude Supply Contract - coked          141          123       109
        Other crude oil                         53          117        81
                                        ----------  -----------  --------
        Total blended crude oil                194          240       190
    Unfinished stock                            79           39        55
                                        ----------  -----------  --------
        Total                                  273          279       245
                                        ==========  ===========  ========


INCOME FROM EQUITY INVESTMENT IN LYONDELL-CITGO REFINING COMPANY LTD. The income from equity investment in LCR represents the Company's share of the net income for the period based on its participation interest of approximately 86 percent and 87 percent for the three months ended March 31, 1997 and 1996, respectively. As a result of the completion of the Upgrade Project, effective April 1, 1997, the Company's participation interest changed to approximately 60 percent. Had the Company followed the equity method of accounting for its investment in LCR during 1996, the Company would have earned $26 million in income from equity investment in LCR for the three months ended March 31, 1996.

In comparing the first quarter of 1997 to the first quarter of 1996, the decrease of $20 million in income from equity investment in LCR is due to reduced operating income of $19 million and higher interest expense. The change in operating income reflects improved margins on crude oil coked under the Crude Supply Contract which did not offset lower margins on paraxylene and higher production costs.

With the completion of the Upgrade Project ahead of schedule, increased volumes of very heavy crude oil, which carry a higher margin, were processed during the last part of the first quarter of 1997. Paraxylene margins were lower primarily due to lower sales prices which began a downward trend in the second quarter of 1996 from the high prices seen in early 1996. However, prices for paraxylene began to show some improvement in the first quarter of 1997 with strong demand. Production costs were higher in the first quarter of 1997 versus 1996 due to a significant increase in natural gas prices resulting in higher fuel costs, higher depreciation expense associated with the Upgrade Project, higher personnel compensation primarily related to overtime and incentive compensation, and certain non-recurring legal costs in connection with a settlement. Due to the completion of the Upgrade Project, LCR incurred $4 million of interest expense in the first quarter of 1997 which previously would have been capitalized as part of the Upgrade Project.

Income from equity investment in LCR for the first quarter of 1997 compared to the fourth quarter of 1996 increased $29 million due to increased operating income of $35 million offset by higher interest expense as described above. The increase in operating income was caused primarily by higher volumes of crude oil coked due to the completion of the Upgrade Project. In addition, margins on the volumes of crude oil coked under the Crude Supply Contract improved as the purchases of very heavy crude oil (which is at a lower cost) increased. There were also fewer operating constraints versus the fourth quarter of 1996 when
LCR performed maintenance of the fluid catalytic cracking unit as well as experienced some operating problems.


UNALLOCATED

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses were $3 million higher for the first three months of 1997 compared to the same period for 1996 due to higher non-recurring executive compensation.

INTEREST EXPENSE AND INTEREST INCOME Net interest expense was flat comparing the first quarter of 1997 to the first quarter of 1996.

MINORITY INTEREST Minority interest was $4 million for the first three months of 1997. This represented the allocated share of Lyondell Methanol net income to MCNIC, the minority owner of Lyondell Methanol. Minority interest of $4 million as reported for the first three months of 1996 represents the allocated share of LCR net income to CITGO.

INCOME TAXES The effective income tax rates during the first quarter of 1997 and 1996 were 36.2 percent and 37.2 percent, respectively. State income tax was the primary difference between the effective tax rates and the 35 percent federal statutory rate.


FINANCIAL CONDITION

Operating Activities - Lyondell's cash used in operating activities was $19 million in the first three months of 1997 and 1996. The $16 million increase in net income in 1997 compared to 1996 was offset by changes in working capital, resulting in no change in cash flow used by operating activities for the two periods.

Investing Activities - Cash used in investing activities during the first three months of 1997 consisted of capital expenditures of $15 million for projects at the various petrochemical facilities. In 1997 the Company advanced LCR $48 million for the Upgrade Project and working capital needs and made other contributions to LCR totaling $1 million. In 1996 the Company advanced LCR $48 million for the Upgrade Project and environmental and other capital expenditures and made other contributions to LCR totaling $5 million for capital expenditures. LCR distributed cash of $24 million to the Company during the first quarter of 1997.

Financing Activities - Cash provided by financing activities consisted primarily of $165 million in short-term borrowings used to retire $107 million of long-term debt and for working capital purposes.

The Company paid regular quarterly dividends of $.225 per share of common stock during the first quarter of 1997. Additionally, on May 9, 1997, the Board of Directors declared a regular quarterly dividend of $.225 per share of common stock, payable June 15, 1997 to stockholders of record on May 23, 1997.


CURRENT BUSINESS OUTLOOK

The Upgrade Project was completed one month ahead of schedule enabling LCR to begin to take full benefit of the Crude Supply Contract in March 1997. The petrochemicals business appears strong entering the second quarter of 1997 with lower feedstock costs and balanced supply and demand for olefins. The polymers business also appears strong entering the second quarter of 1997 with relatively balanced supply and demand for polymers.

The Company benefits from LCR's Crude Supply Contract which diminishes the impact of market volatility and stabilizes cash flows at attractive levels relative to historic performance. With the completion of the Upgrade Project, more than 90 percent of the crude oil purchases are under the Crude Supply Contract which significantly reduces the crude oil volume which is sensitive to market conditions. The benefits of the Crude Supply Contract have begun to be seen following completion of the Upgrade Project through increased profitability and cash flow. Assuming continued good operating performance, for 1997, Lyondell's income from equity investment in LCR could be up to $100 million. LCR is still working to achieve maximum operating efficiencies from the Upgrade Project in order to realize the full benefits of the Crude Supply Contract.

During the remainder of 1997, management expects that olefins supply and demand fundamentals will be more balanced than in 1996. Several turnarounds are scheduled in the industry in the second and third quarter of 1997 which should tighten the supply of olefins and help support pricing for olefins over the next several months. However, additional industry capacity is anticipated to start up late in the year which will add supply and may negatively impact pricing of olefins near year-end and into 1998. Feedstock costs appear stable at lower levels than experienced in the first quarter of 1997, however, olefins profitability may be negatively impacted if feedstock costs rise.

Domestic polymers demand was strong in the first quarter of 1997, while export polymers demand was significantly below levels experienced in the first part of 1996. The second and third quarter are generally strong quarters for the polymers business due to seasonal demand and management expects prices and margins to remain steady during those periods. However, additional industry polypropylene capacity is expected to start up later in the year, which may negatively impact prices and margins for this product in the third and fourth quarters.

Methanol demand should remain strong, but new industry capacity expected to be added in the second half of 1997 is expected to lead to price pressures that could continue in the market into 1998. Management expects margins to be reduced during this period.

In August 1994, Atlantic Richfield Company ("ARCO") completed an offering of three-year debt securities ("Exchangeable Notes") which are exchangeable upon maturity on September 15, 1997 into Lyondell common stock or an equivalent cash value, at ARCO's option. In March 1997, ARCO announced that it currently plans to deliver shares of Lyondell common stock at the maturity of the Exchangeable Notes. If this conversion takes place as expected, ARCO's equity interest in the Company will be substantially reduced or eliminated. Management is unable to predict the impact the exchange of ARCO's shares may have on Lyondell's stock price. Arco's 39,921,400 shares are currently outstanding and therefore the conversion will not have a dilution effect on earnings per share.

Profitability and cash flows for the petrochemicals and refining businesses are affected by industry supply and demand, feedstock cost volatility, capital expenditures required to meet more stringent environmental standards, repair and maintenance costs and downtime of production units due to maintenance turnarounds. Turnarounds on major units can have significant financial impacts due to the associated loss of production, resulting in lower profitability. The Company completed a turnaround of its Matagorda Facility during the first quarter of 1997 and will commence a debottleneck project at the Victoria Facility late in 1997. In addition, the Matagorda Facility was selected as the site for the construction of a 440 million pound HDPE resin plant expected to begin construction in January 1998 with a targeted start up of mid-1999.

Management believes business conditions will be such that cash balances, cash generated from operating activities and existing lines of credit will be adequate to meet future cash requirements for scheduled debt repayments, necessary capital expenditures and to sustain for the reasonably foreseeable future the regular quarterly dividend. Management anticipates increased cash flow from its businesses and currently intends to accelerate cash flow from its investment in LCR by replacing construction financing with a larger, longer-term financing and distributing excess funds to the owners of LCR. Management intends that cash flow in excess of the amounts needed to fund capital projects, growth opportunities and maintain an appropriate capital structure, would be returned to the stockholders through stock repurchases, increased dividends or some combinations thereof.

The Company's business strategies are to maintain and improve its low-cost position, reduce cyclicality and volatility and grow the business profitably. Lyondell expects to be a major player in the ongoing petrochemical industry restructuring. Lyondell continues to actively pursue opportunities to expand or further diversify its operations through potential acquisitions, joint ventures and other opportunities involving third parties. Consistent with the Company's overall strategy, however, management's intent is to undertake such transactions only if it expects the transactions would produce both near-term and long-term improved cash flow and would produce returns in excess of the Company's cost of capital.


FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this report, including those regarding the Current Business Outlook, are "forward-looking statements" within the meaning of the federal securities laws. Although Lyondell believes the expectations reflected in such forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties, and Lyondell can give no assurance that such expectations will prove to have been correct. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the cyclical nature of the refining and petrochemical industries, uncertainties associated with the United States and worldwide economies, current and potential United States governmental regulatory actions, substantial petrochemical capacity additions resulting in oversupply and declining prices and margins, and operating interruptions (including leaks, explosions, fires, mechanical failure, unscheduled downtime, transportation interruptions, and spills and releases and other environmental risks). Many of such factors are beyond Lyondell's ability to control or predict. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or prior earnings levels.

All subsequent written and oral forward-looking statements attributable to the Company and persons acting on its behalf are qualified in their entirety by the cautionary statements contained in this section and elsewhere in this report.

                                 PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

1. There have been no material developments with respect to the Company's legal proceedings previously reported in the 1996 Annual Report on Form 10-K.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         The Company's annual meeting of stockholders was held May 9, 1997. The stockholders elected all of the Company's eight nominees for director, and approved the appointment of Coopers & Lybrand L.L.P. as the Company's independent auditors for 1997. The votes were as follows:



         1. Election of Directors:

                  Nominee                     For            Withheld
                  -------                     ---            --------

            William T. Butler             77,444,524          263,931
            Curtis J. Crawford            77,447,193          261,262
            Travis Engen                  77,450,449          258,006
            Bob G. Gower                  77,438,468          269,987
            Stephen F. Hinchliffe, Jr.    77,446,403          262,052
            Dudley C. Mecum II            77,441,049          267,406
            Dan F. Smith                  77,445,563          262,892
            Paul R. Staley                77,442,149          266,306

         2. Appointment of Coopers & Lybrand L.L.P.

            For:        77,521,106
            Against:       126,048
            Abstain:        61,301

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

         10.11(a) Voluntary Separation Agreement and Release between the
                  Company and Bob G. Gower.
         27       Financial Data Schedule.

         (b)  Reports on Form 8-K

              The following Current Reports on Form 8-K were filed during the quarter ended March 31, 1997 and through the date hereof.


                  Date of Report      Item No.  Financial Statements
                  --------------      --------  --------------------

                  January 31, 1997       5            None

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



                                                Lyondell Petrochemical
                                                       Company
                                                     (Registrant)


Dated:   May 12, 1997                               JOSEPH M. PUTZ
                                            -----------------------------
                                                     (Signature)
                                                   Joseph M. Putz
                                            Vice President and Controller
                                            (Duly Authorized Officer and
                                            Principal Accounting Officer)