Form 10-Q
period 1997-06-30
LYONDELL PETROCHEMICAL CO
filed 1997-08-13
CIK 842635

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-Q

[x]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997.

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
                                    REPORT)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.  YES   X    NO
                                        -----     -----

  NUMBER OF SHARES OF COMMON STOCK, $1.00 PAR VALUE, OUTSTANDING AS OF JUNE 30, 1997: 80,000,000

--------------------------------------------------------------------------------

                         PART I.  FINANCIAL INFORMATION

                         LYONDELL PETROCHEMICAL COMPANY

                 CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                       CONSOLIDATED STATEMENTS OF INCOME


                                                                   FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                                                      ENDED JUNE 30                 ENDED JUNE 30
                                                             ------------------------------  ---------------------------
                                                                          PRO                           PRO
                                                                         FORMA       AS                FORMA       AS
                                                                          1996    REPORTED              1996    REPORTED
MILLIONS OF DOLLARS EXCEPT PER SHARE AMOUNTS                    1997    (NOTE 1)    1996      1997    (NOTE 1)    1996
--------------------------------------------                 --------  ---------  ---------  ------  ---------  --------
SALES AND OTHER OPERATING REVENUES:
     Unrelated parties                                          $ 631     $ 497     $1,166   $1,226    $  956     $2,267
     Related parties                                              158       116         73      318       236        137
                                                                -----     -----     ------   ------    ------     ------
                                                                  789       613      1,239    1,544     1,192      2,404
OPERATING COSTS AND EXPENSES:
     Cost of sales
          Unrelated parties                                       462       426      1,071      972       829      2,057
          Related parties                                         131       109         67      250       210        124
     Selling, general and
      administrative expenses                                      50        40         56       97        85        117
                                                                -----     -----     ------   ------    ------     ------
                                                                  643       575      1,194    1,319     1,124      2,298
                                                                -----     -----     ------   ------    ------     ------
     Operating income                                             146        38         45      225        68        106

Interest expense                                                  (20)      (22)       (23)     (41)      (42)       (43)
Interest income                                                     3        --          1        6         2          2
Minority interest                                                  (4)       --         --       (8)       --         (4)
Income from equity investment                                      21         7         --       27        33         --
                                                                -----     -----     ------   ------    ------     ------
     Income before income taxes                                   146        23         23      209        61         61

Provision for income taxes                                         53         8          8       76        22         22
                                                                -----     -----     ------   ------    ------     ------
     NET INCOME                                                 $  93     $  15     $   15   $  133    $   39     $   39
                                                                =====     =====     ======   ======    ======     ======

     EARNINGS PER SHARE                                         $1.17      $.19       $.19    $1.67      $.49       $.49
                                                                =====     =====     ======   ======    ======     ======


                See notes to consolidated financial statements.

                         LYONDELL PETROCHEMICAL COMPANY

                          CONSOLIDATED BALANCE SHEETS


                                                     PRO FORMA
                                                    DECEMBER 31   AS REPORTED
                                          JUNE 30       1996      DECEMBER 31
MILLIONS OF DOLLARS                         1997      (NOTE 1)        1996
-------------------                      ---------  -----------  ------------
ASSETS
Current assets:
     Cash and cash equivalents            $    42       $    56       $    68
     Accounts receivable:
          Trade                               301           259           394
          Related parties                      49            96            62
     Inventories                              206           196           294
     Prepaid expenses and other current
      assets                                   14            12            13
                                          -------       -------       -------
          Total current assets                612           619           831
                                          -------       -------       -------

Property, plant and equipment               2,135         2,109         4,313
Less accumulated depreciation and
 amortization                              (1,252)       (1,216)       (2,043)
                                          -------       -------       -------
                                              883           893         2,270
Investment in affiliate                        59            83            --
Receivable from affiliate                     226           177            --
Deferred charges and other assets             129           118           175
                                          -------       -------       -------
Total assets                              $ 1,909       $ 1,890       $ 3,276
                                          =======       =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable:
          Trade                           $   135       $   200       $   474
          Related parties                      19            30             1
     Notes payable                            150            50            60
     Current maturities of long-term
      debt                                      2           112           112
     Other accrued liabilities                 79            93           124
                                          -------       -------       -------
          Total current liabilities           385           485           771
                                          -------       -------       -------

Long-term debt                                742           744         1,194
Other liabilities and deferred credits         79            70           114
Deferred income taxes                         170           157           157
Commitments and contingencies
Minority interest                               5             3           609
Stockholders' equity:
     Preferred stock, $.01 par value,
      80,000,000 shares
       authorized, none outstanding
     Common stock, $1 par value,
      250,000,000 shares
       authorized, 80,000,000 issued
        and outstanding                        80            80            80
     Additional paid-in capital               158           158           158
     Retained earnings                        290           193           193
                                          -------       -------       -------
          Total stockholders' equity          528           431           431
                                          -------       -------       -------

Total liabilities and stockholders'
 equity                                   $ 1,909       $ 1,890       $ 3,276
                                          =======       =======       =======

                See notes to consolidated financial statements.

                         LYONDELL PETROCHEMICAL COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                              FOR THE SIX MONTHS ENDED
                                                      JUNE 30
                                        ---------------------------------
                                                  PRO FORMA
                                                     1996     AS REPORTED
MILLIONS OF DOLLARS                        1997    (NOTE 1)       1996
-------------------                     --------  ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                           $ 133       $  39         $  39
     Adjustments to reconcile net
      income to net
       cash provided by (used in)
        operating activities,
       net of the effects of
        deconsolidation of affiliate:
          Depreciation and amortization      44          33            49
          Deferred income taxes               8           8             8
          Minority interest                   8          --             4
          Income from equity investment     (27)        (33)           --
          (Increase) decrease in
           accounts receivable                5         (28)          (27)
          Increase in inventories           (10)        (44)          (64)
          Increase (decrease) in
           accounts payable                 (76)         52            75
          Net change in other working
           capital accounts                 (10)        (36)          (38)
          Other                              (7)        (23)          (24)
                                          -----       -----         -----
               Net cash provided by
                (used in) operating
                activities                   68         (32)           22
                                          -----       -----         -----
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant and
      equipment                             (28)        (42)         (356)
     Proceeds from sales of short-term
      investments                            --          76            76
     Purchases of short-term investments     --         (76)          (76)
     Contributions and advances to
      affiliate                             (50)        (90)           --
     Distributions from affiliate            51          57            --
     Deconsolidation of affiliate           (12)         (4)           --
                                          -----       -----         -----
               Net cash used in
                investing activities        (39)        (79)         (356)
                                          -----       -----         -----
CASH FLOWS FROM FINANCING ACTIVITIES:
     Minority owner contributions            (7)         --            79
      (distributions)
     Net change in short-term debt          100         (13)           (1)
     Borrowings of long-term debt            --         300           439
     Repayments of long-term debt          (112)       (150)         (150)
     Dividends paid                         (36)        (36)          (36)
                                          -----       -----         -----
               Net cash provided by
                (used in) financing
                activities                  (55)        101           331
                                          -----       -----         -----

DECREASE IN CASH AND CASH EQUIVALENTS       (26)        (10)           (3)
Cash and cash equivalents at beginning
 of period                                   68          10            10
                                          -----       -----         -----
Cash and cash equivalents at end of
 period                                   $  42       $  --         $   7
                                          =====       =====         =====

                See notes to consolidated financial statements.

                         LYONDELL PETROCHEMICAL COMPANY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.  BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 1996 included in the Lyondell Petrochemical Company ("Company" or "Lyondell") 1996 Annual Report and the Annual Report on Form 10-K and prior quarterly reports on Form 10-Q pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Certain amounts from prior periods have been reclassified to conform to the current period presentation.

Pro Forma Financial Information - The unaudited pro forma financial information in the accompanying financial statements presents the financial position, results of operations and cash flows of the Company as of December 31, 1996 and for the six months ended June 30, 1996 using the equity method of accounting for Lyondell's investment in LYONDELL-CITGO Refining Company Ltd. ("LCR") as if the change in accounting method had been effective January 1, 1996 (see Note 3). This unaudited pro forma information may not be indicative of results that will be obtained in the future. The unaudited pro forma financial information also includes restatements to divide the petrochemicals segment into the petrochemicals and polymers segments.


2.  COMPANY OPERATIONS

The Company operates in the petrochemicals, polymers and refining segments. In 1996 and prior years, the results of the polymers business were included in the petrochemicals segment. The petrochemicals business, as reported in 1997, manufactures a wide variety of petrochemicals including olefins, methanol, methyl tertiary butyl ether ("MTBE") and aromatics produced at the Channelview petrochemical facility. In December 1996, the Company sold an undivided interest in its methanol facility to MCN Investment Corporation ("MCNIC") and created Lyondell Methanol Company L.P. ("Lyondell Methanol"), a partnership with the minority owner, to own and operate the methanol facility. The Company's petrochemical products are used primarily in the manufacture of other chemicals and products, including polymers. The polymers business manufactures polyolefins, including high-density polyethylene ("HDPE"), low-density polyethylene and polypropylene, which are used in the production of a wide variety of consumer and industrial products. The Company also operates in the refining segment through the Company's equity interest in LCR, a Texas limited liability company that is owned by subsidiaries of Lyondell and CITGO Petroleum Corporation ("CITGO"), which manufactures refined petroleum products, including gasoline, low sulfur diesel, jet fuel, aromatics and lubricants.


3.   EQUITY INTEREST IN LYONDELL-CITGO REFINING COMPANY LTD.

In July 1993, LCR was formed to own and operate the Company's refining business, including the full-conversion Houston, Texas refinery ("Refinery"). LCR completed a major upgrade project at the Refinery ("Upgrade Project") during the first quarter of 1997 which enables the facility to process substantial additional volumes of very heavy crude oil. As a result of the completion of the Upgrade Project, effective April 1, 1997 the participation interests changed from 86 percent and 14 percent to approximately 60 percent and 40 percent for Lyondell and

CITGO, respectively, to reflect CITGO's equity contribution in the Upgrade Project. CITGO has a one-time option to increase its participation interest in LCR up to 50 percent by making an additional equity contribution. Net income before depreciation expense for the period is allocated to LCR's owners based on participation interests. Depreciation expense is allocated to the owners based on contributed assets.

Pursuant to contractual arrangements and concurrent with the completion of the Upgrade Project, the authority and responsibility for certain management decisions previously decided by majority vote, and therefore controlled by Lyondell, changed to unanimous vote resulting in expanded joint control of LCR by Lyondell and CITGO. Consequently, effective January 1, 1997, Lyondell began accounting for its investment in LCR under the equity method of accounting, meaning that the operations of LCR are no longer consolidated line by line with those of Lyondell. Lyondell's portion of LCR's net earnings are included in the consolidated statements of income as income from equity investment and Lyondell's portion of LCR's net assets appear on a single line in the consolidated balance sheets as investment in affiliate. Cash advances to and distributions from LCR are reflected as individual line items on the consolidated statements of cash flows. Cash distributions from LCR are treated as a return of investment until the Company recovers its investment.

Summarized financial information for LCR is as follows (in millions of dollars).


BALANCE SHEETS                                                    JUNE 30    DECEMBER 31
                                                                   1997          1996
                                                             -------------  ------------
Total current assets                                             $     190        $  273
Property, plant and equipment, net                                   1,392         1,378
Deferred charges and other assets                                       51            56
                                                                 ---------        ------
 Total assets                                                    $   1,633        $1,707
                                                                 =========        ======

Total current liabilities                                        $     218        $  373
Long-term debt                                                         695           627
Other liabilities and deferred credits                                  47            44
Members' equity                                                        673           663
                                                                 ---------        ------
Total liabilities and members' equity                            $   1,633        $1,707
                                                                 =========        ======

INCOME STATEMENTS                            FOR THE THREE
                                                MONTHS              FOR THE SIX MONTHS
                                             ENDED JUNE 30             ENDED JUNE 30
                                           ------------------      ---------------------
                                              1997       1996         1997          1996
                                            -------    ------      ---------    --------
Sales and other operating revenues           $ 641      $ 710       $1,340        $1,398
Cost of sales                                  593        688        1,264         1,329
Selling, general and administrative
 expenses                                       16         16           33            33
                                             -----      -----       ------        ------
Operating income                             $  32      $   6       $   43        $   36
                                             =====      =====       ======        ======
Net income                                   $  21      $   7       $   28        $   36
                                             =====      =====       ======        ======

STATEMENTS OF CASH FLOWS
Depreciation and amortization                $  25      $   8       $   42        $   16
Net changes in working capital               $  18      $  23       $  (65)       $    3
Net cash provided by operating
 activities                                  $  65      $  38       $    7        $   54
                                             =====      =====       ======        ======

Additions to property, plant and
 equipment                                   $ (12)     $(141)      $  (51)       $ (314)
Net cash used in investing activities        $ (12)     $(141)      $  (51)       $ (314)
                                             =====      =====       ======        ======

Net cash provided by (used in)
 financing activities                        $ (61)     $  97       $   63        $  263
                                             ======     =====       ======        ======

Included in sales and other operating revenues above are $47 million and $42 million in sales to Lyondell for the three months ended June 30, 1997 and 1996, respectively, and $107 million and $84 million in sales to Lyondell for the six months ended June 30, 1997 and 1996, respectively. In addition, LCR purchased $81 million and $44 million, primarily product purchases, from the Company for the three months ended June 30, 1997 and 1996, respectively, and $175 million and $102 million from the Company for the six months ended June 30, 1997 and 1996, respectively, which is included in LCR's cost of sales.

LCR has a long-term crude supply contract ("Crude Supply Contract") with Lagoven, S.A. ("LAGOVEN"), an affiliate of CITGO. The Crude Supply Contract incorporates a formula price based on the market value of a slate of refined products deemed to be produced from each particular crude oil or feedstock, less: (i) certain deemed refining costs, adjustable for inflation and energy costs; (ii) certain actual costs, including crude transportation costs, import duties and taxes; and (iii) a deemed margin, which varies according to the grade of crude oil or other feedstock delivered. Deemed margins and deemed costs are adjusted periodically. These adjustments are based on inflation rates and energy costs, however, deemed margin adjustments can be less than the rate of inflation. Because deemed operating costs and the slate of refined products deemed to be produced for a given barrel of crude oil or other feedstock do not necessarily reflect the actual costs and yields in any period and because the market value of the refined products used in the pricing formula does not necessarily reflect the actual price received for the refined products, the actual refining margin earned by LCR under the Crude Supply Contract will vary depending on, among other things, the efficiency with which LCR conducts its operations during such period.

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

In addition, under the terms of a long-term product sales agreement ("Products Agreement"), CITGO purchases substantially all of the refined products produced at the Refinery. Both LAGOVEN and CITGO are direct or indirect wholly-owned subsidiaries of Petroleos de Venezuela, S.A., the national oil company of Venezuela. LCR is required to purchase, and LAGOVEN is required to sell, sufficient crude oil to satisfy LCR's coking capacity, or a minimum of 200,000 barrels per day and up to 230,000 barrels per day of very heavy Venezuelan crude oil. LAGOVEN has the right, but not the obligation, to supply incremental amounts above 230,000 barrels per day.

4.    INVENTORIES

The categories of inventory and their recorded values at June 30, 1997 and December 31, 1996 were:

                                            PRO FORMA   AS REPORTED
                                  JUNE 30  DECEMBER 31  DECEMBER 31
MILLIONS OF DOLLARS                1997       1996         1996
-------------------               -------  -----------  -----------
Petrochemicals                      $ 113        $  98        $ 172
Polymers                               68           74           --
Crude oil and refined products         --           --           81
Materials and supplies                 25           24           41
                                    -----        -----        -----
    Total inventories               $ 206        $ 196        $ 294
                                    =====        =====        =====

5.  CAPITALIZED INTEREST

The Company's policy is to capitalize interest expense incurred on debt during the construction of major projects that exceed one year. Total interest expense incurred during the three months and the six months ended June 30, 1997 was approximately $20 million and $41 million, respectively, of which none was capitalized. Total interest expense incurred during the three months and the six months ended June 30, 1996 was approximately $30 million and $56 million, respectively. Approximately $7 million and $13 million was capitalized, $6 million and $11 million by LCR, during the three months and six months ended June 30, 1996, respectively.


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

ARCO indemnified the Company under the Cross-Indemnity Agreement with respect to other claims or liabilities and other matters of litigation not related to the assets or business included in the consolidated financial statements. ARCO has also indemnified the Company for all federal taxes which might be assessed upon audit of the operations of the Company included in the consolidated financial statements prior to January 12, 1989, and for all state and local taxes for the period prior to July 1, 1988. The Company has reached an agreement-in-principle with ARCO to update the Cross-Indemnity Agreement ("Revised Cross-Indemnity Agreement"). For current and future cases related to Company products and Company operations, ARCO and the Company will bear a proportionate share of judgment and settlement costs according to a formula which allocates responsibility based on years of ownership during the relevant time period. The party with the most significant potential liability exposure will be responsible for case management and associated costs while providing some provisions to allow the non-case managing party to protect its interests. Under the Revised Cross-Indemnity Agreement, both ARCO and the Company waive any claim for reimbursement under the existing Cross-Indemnity Agreement for any prior defense and settlement costs associated with waste site matters, and the Company will assume responsibility for its proportionate share of future costs for waste site matters not covered by ARCO insurance. Subject to the uncertainty inherent in all litigation, management believes the resolution of the matters pursuant to the Revised Cross-Indemnity Agreement will not have a material adverse effect upon the consolidated financial statements or liquidity of the Company.

In addition to lawsuits for which the Company has indemnified ARCO, the Company is also subject to various lawsuits and proceedings. Subject to the uncertainty inherent in all litigation, management believes the resolution of these proceedings will not have a material adverse effect upon the consolidated financial statements or liquidity of the Company.

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

As of June 30, 1997 the Company has accrued $13 million related to future CERCLA, RCRA and TNRCC assessment and remediation costs, of which $3 million is included in current liabilities while the remaining amounts are expected to be incurred over the next two to seven years. In the opinion of management, there is currently no material range of loss in excess of the amount recorded. However, it is possible that new information about the sites for which the reserve has been established, new technology or future developments such as involvement in other CERCLA, RCRA, TNRCC or other comparable state law investigations, could require the Company to reassess its potential exposure related to environmental matters.

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

7.  STOCKHOLDERS' EQUITY

Dividends - The Company paid regular quarterly dividends of $.225 per share of common stock during the first and second quarters of 1997. Additionally, on July 25, 1997, the Board of Directors declared a regular quarterly dividend of $.225 per share of common stock, payable September 15, 1997 to stockholders of record on August 25, 1997.

Earnings per Share - Earnings per share for all periods presented are computed based on the weighted average number of shares outstanding for the periods, which was 80,000,000 shares.

8.  SUBSEQUENT EVENT

On July 28, 1997, the Company and Millennium Chemicals Inc. ("Millennium") announced an agreement to form a new joint venture company which will be operated as a partnership. The partnership will be owned 57 percent by the Company and 43 percent by Millennium and will own and operate the existing olefins and polymers businesses to be contributed by the two companies. Dan Smith, Lyondell's Chief Executive Officer, also will serve as Chief Executive Officer of the venture. The venture will be managed by a Partnership Governance Committee consisting of three representatives from each owner. Approval of the venture's strategic plan and other major decisions will require the consent of representatives of both parties. The partnership is expected to generate significant savings from cost reductions and operating efficiencies. The venture will consist of 13 manufacturing facilities on the U.S. Gulf Coast and in the U.S. Midwest, producing ethylene, propylene, polyethylene (high-density, low-density and linear low-density), polypropylene, ethyl alcohol, butadiene, aromatics, MTBE and other products. Not included in the venture are Lyondell's approximately 60 percent interest in LCR and its 75 percent interest in Lyondell Methanol. The venture will assume primary responsibility for $745 million of existing Lyondell debt. Lyondell also will remain liable on this debt. In addition, Lyondell will provide a $345 million note payable to the venture. The transaction, which has been unanimously approved by the Boards of Directors of both companies, is subject to approval by both companies' stockholders and satisfaction of certain other conditions. The joint venture is expected to commence operations by year-end. After closing, Lyondell will begin accounting for its investment in the venture under the equity method of accounting, similar to the accounting for its investment in LCR.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

GENERAL

In 1996, Lyondell Petrochemical Company ("Company" or "Lyondell") operated in two segments: the petrochemicals segment, which included the results of operations of the Company's petrochemicals and polymers business, and the refining segment. Beginning in 1997, the petrochemicals segment was split into the petrochemicals and polymers segments. The petrochemicals segment consists of olefins including ethylene, propylene, butadiene, butylenes and specialty products; aromatics produced at the Channelview, Texas petrochemicals facility ("Channelview Facility") including benzene and toluene; methanol; methyl tertiary butyl ether ("MTBE"); and refinery blending stocks. In December 1996, the Company sold an undivided interest in its methanol facility to MCN Investment Corporation ("MCNIC") and created Lyondell Methanol Company L.P. ("Lyondell Methanol"), a partnership with the minority owner, to own and operate the methanol facility.

The polymers segment consists of polyolefins including high-density polyethylene ("HDPE"), low-density polyethylene and polypropylene produced at the production facilities in Matagorda ("Matagorda Facility") and Victoria ("Victoria Facility"), Texas and the Bayport facility in Pasadena, Texas ("Bayport Facility").

The Company's operations in the refining segment are conducted through its interest in LYONDELL-CITGO Refining Company Ltd. ("LCR"), a Texas limited liability company owned by subsidiaries of the Company and CITGO Petroleum Corporation ("CITGO"). The refining segment consists of refined petroleum products, including gasoline, low sulfur diesel, and jet fuel; aromatics produced at the full-conversion Houston, Texas refinery ("Refinery"), including benzene, toluene, paraxylene and orthoxylene; lubricants, including industrial lubricants, motor oils, white oils and process oils; carbon black oil; sulfur; residual oil; petroleum coke fuel; olefins feedstocks; and crude oil resales. LCR completed a major upgrade project at the Refinery ("Upgrade Project") during the first quarter of 1997 to enable the facility to process substantial additional volumes of very heavy crude oil.

The following table sets forth sales volumes for the Company's major products for the periods indicated. Sales volumes, including intersegment sales, include production, purchases of products for resale, propylene production from the product flexibility unit, products received on exchange and draws from inventory. Refined products volumes include all activity at LCR.

                                            FOR THE THREE       FOR THE SIX
                                                MONTHS             MONTHS
                                            ENDED JUNE 30      ENDED JUNE 30
                                        --------------------------------------
                                            1997      1996     1997     1996
                                        --------------------------------------
SELECTED PETROCHEMICAL PRODUCTS
 (MILLIONS)
Ethylene, propylene and other olefins
 (lbs.)                                      2,242     2,007    4,260    4,011
Methanol (gallons)                              63        57      121      108
Aromatics (gallons)                             45        46       89       96

POLYMERS PRODUCTS (MILLIONS)
Polyethylene and polypropylene (lbs.)          558       536    1,054    1,083

REFINED PRODUCTS (THOUSAND BARRELS PER
 DAY)
Gasoline                                       105       110      107      110
Diesel and heating oil                          79        43       65       46
Jet fuel                                        13        24       15       26
Aromatics                                       10        10       10       10
Other refined products                          90        79       85       78
                                             -----     -----    -----    -----
   Total refined products volumes              297       266      282      270
                                             =====     =====    =====    =====

Summarized below is the segment data for the Company. Intersegment sales from the petrochemicals segment to the polymers segment include ethylene and propylene produced at the Channelview Facility. Intersegment sales between the petrochemicals and refining segments in 1996 include olefins feedstocks and benzene produced at the Refinery and gasoline blending stocks and hydrogen produced at the Channelview Facility. Intersegment sales were made at prices based on current market values.

Effective January 1, 1997, Lyondell began accounting for its investment in LCR under the equity method of accounting, meaning that the operations of LCR are no longer consolidated line by line with those of Lyondell. Lyondell's portion of LCR's net earnings are included in the consolidated statements of income as income from equity investment and Lyondell's portion of LCR's net assets appear on a single line in the consolidated balance sheets as investment in affiliate. Cash advances to and distributions from LCR are reflected as individual line items on the consolidated statements of cash flows. Therefore, the results of operations of the refining segment, which consists primarily of the Company's interest in LCR, do not appear line by line in the tables below for 1997.

The following unaudited pro forma financial information presents the results of operations of the Company for the period ended June 30, 1996 using the equity method of accounting for Lyondell's investment in LCR as if the change in accounting method had been effective January 1, 1996. The unaudited pro forma financial information also includes restatements to split the petrochemicals segment into the petrochemicals and polymers segments. This unaudited pro forma information may not be indicative of results that will be obtained in the future. The narrative discussion which follows compares 1997 operating results to the pro forma financial information for the comparable periods in 1996 as comparisons to historical 1996 operating results are not considered meaningful.


                                            FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                                ENDED JUNE 30               ENDED JUNE 30
                                        -------------------------------------------------------
                                                   PRO       AS                 PRO       AS
                                                  FORMA   REPORTED             FORMA   REPORTED
(MILLIONS OF DOLLARS)                      1997    1996     1996      1997     1996      1996
---------------------                    ------- -------  --------   ------   ------   --------
SALES AND OTHER OPERATING REVENUES:
  Petrochemicals segment                  $ 688   $ 534     $  614   $1,347   $1,029     $1,192
  Polymers segment                          223     185         --      421      354         --
  Refining segment                           --      --        709       --       --      1,396
  Intersegment sales                       (122)   (106)       (84)    (224)    (191)      (184)
                                          -----   -----     ------   ------   ------     ------
                                          $ 789   $ 613     $1,239   $1,544   $1,192     $2,404
                                          =====   =====     ======   ======   ======     ======
COST OF SALES:
  Petrochemicals segment                  $ 542   $ 490     $  534   $1,111   $  944     $1,036
  Polymers segment                          173     151         --      335      286         --
  Refining segment                           --      --        688       --       --      1,329
  Intersegment purchases                   (122)   (106)       (84)    (224)    (191)      (184)
                                          -----   -----     ------   ------   ------     ------
                                          $ 593   $ 535     $1,138   $1,222   $1,039     $2,181
                                          =====   =====     ======   ======   ======     ======
SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES:
  Petrochemicals segment                  $   9   $   7     $   27   $   16   $   16     $   55
  Polymers segment                           20      20         --       40       39         --
  Refining segment                           --      --         16       --       --         33
  Unallocated                                21      13         13       41       30         29
                                          -----   -----     ------   ------   ------     ------
                                          $  50   $  40     $   56   $   97   $   85     $  117
                                          =====   =====     ======   ======   ======     ======
OPERATING INCOME:
  Petrochemicals segment                  $ 137   $  37     $   53   $  220   $   69     $  101
  Polymers segment                           30      14         --       46       29         --
  Refining segment                           --      --          5       --       --         34
  Unallocated                               (21)    (13)       (13)     (41)     (30)       (29)
                                          -----   -----     ------   ------   ------     ------
                                          $ 146   $  38     $   45   $  225   $   68     $  106
                                          =====   =====     ======   ======   ======     ======
INCOME FROM EQUITY INVESTMENT:
  Refining segment                        $  21   $   7     $  --    $   27   $   33     $  --
                                          =====   =====     ======   ======   ======     ======


Summarized below are reported intersegment sales for Lyondell's segments.

                                            FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                               ENDED JUNE 30               ENDED JUNE 30
                                        -------------------------------------------------------
                                                   PRO       AS                PRO        AS
                                                  FORMA   REPORTED            FORMA    REPORTED
(MILLIONS OF DOLLARS)                      1997    1996     1996       1997     1996     1996
---------------------                   --------  ------  --------   -------  -------  --------
Petrochemicals segment to polymers
 segment                                  $ 122   $ 106              $  224   $  191
Petrochemicals segment to refining
 segment                                     --      --     $   43       --       --     $  101
Refining segment to petrochemicals
 segment                                     --      --         41       --       --         83
                                        -------   -----     ------   ------   ------     ------
                                          $ 122   $ 106     $   84   $  224   $  191     $  184
                                        =======   =====     ======   ======   ======     ======


RESULTS OF OPERATIONS

OVERVIEW

Net income for the second quarter of 1997 was $93 million or $1.17 per share compared to net income of $15 million or $.19 per share for the second quarter of 1996. The $78 million increase was primarily due to improved margins for olefins as a result of higher sales prices and lower feedstock costs. Operating income for LCR improved as a result of the completion of the Upgrade Project as higher volumes of very heavy crude oil were processed. In addition, the methanol business had significantly improved margins due to stronger demand.

Net income for the first six months of 1997 was $133 million or $1.67 per share compared to net income of $39 million or $.49 per share for the first six months of 1996. The $94 million increase was primarily due to improved margins for olefins and polymers as a result of higher sales prices.

Net income was $53 million higher for the second quarter of 1997 compared to the first quarter of 1997. The increase in net income was primarily due to improved margins for olefins caused by lower feedstock costs and due to improved operating income for LCR as a result of the completion of the Upgrade Project and improved margins from the higher volumes of very heavy crude oil which were processed.

PETROCHEMICALS SEGMENT

SELECTED PRICING INFORMATION The following graphs present industry pricing information for the periods shown below.


Chart 1 - Month-end average delivered-contract, monthly low price agreement prices for Ethylene as reported by CMAI Monomers Market Report from January 1996 through June 1997. Chart indicates increasing prices in 1996 with an annual average of the month-end prices of 23.33 cents per pound. In 1997, prices rose slightly in February where they remained steady from February through May before returning in June to the levels seen in January. The six month average of the month-end prices in 1997 was 27.92 cents per pound, up 7 cents per pound from the same period in 1996. Selected month-end average prices are as follows:
          January 1996 - 19.75 cents per pound, June 1996 - 23.25 cents per pound, January 1997 - 27.25 cents per pound, June 1997 - 27.25 cents per pound.

Chart 2 - Month-end average spot price WTS low prices for Crude Oil as reported by Platts Oilgram Price Report from January 1996 through June 1997. Chart indicates increasing prices for 1996 with the chart's peak occurring at $24.32 per barrel in December 1996. Prices decrease in 1997 through April, rise in May, and fall again in June. Both 1996 and 1997 saw volatile prices. Selected month-end average prices are as follows: January 1996 - $18.39 per barrel, June 1996 - $19.53 per barrel, January 1997 - $23.90 per barrel, June 1997 - $18.31 per barrel.

OPERATING INCOME Operating income for the second quarter of 1997 increased $100 million compared to the second quarter of 1996. This increase was primarily due to improved margins for olefins as a result of higher industry sales prices. In addition, methanol performance improved as a result of higher sales margins generated by higher industry sales prices and slightly lower natural gas feedstock costs.

Operating income for the first six months of 1997 was $220 million compared to $69 million for the same period in 1996. This increase in operating income in 1997 was primarily due to improved margins for olefins as a result of increased olefins sales prices resulting from strong demand from the polyolefins markets. Methanol performance improved as a result of higher sales margins generated by higher industry sales prices.

Operating income for the second quarter of 1997 increased $54 million over the first quarter of 1997 primarily due to improved olefins sales margins resulting from continued declines in olefins feedstock prices. Sales volumes for olefins also increased due to higher intersegment sales as a result of the completion of the first quarter 1997 turnaround at the Matagorda Facility. The methanol business contributed higher profitability to the petrochemical segment in the second quarter of 1997 due to improved sales margins as a result of lower natural gas prices, as well as higher sales volumes due to seasonal demand from downstream products in the gasoline end-use markets.

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

Methanol is a component of products used by the housing and plastic packaging industry, as well as being a primary component of MTBE, a product used to blend low-emission reformulated gasoline. Methanol prices gradually increased throughout 1996 due to strong demand by the end-use markets and supply constraints due to industry operating problems. The price of natural gas, the principal methanol feedstock, increased throughout 1996 and into 1997 as a result of the tight supply and demand balance in the fuels market. Natural gas prices dropped significantly in the second quarter of 1997 compared to the first quarter of 1997 due to a decline from high winter seasonal demand.

REVENUES Sales and other operating revenues, including intersegment sales, were $688 million in the second quarter of 1997 compared to $534 million in the second quarter of 1996, an increase of $154 million. Sales and other operating revenues for the first half of 1997 increased $318 million over the first six months of 1996. These increases were primarily due to increased olefins sales prices, which showed significant improvement from the second quarter of 1996 as strong demand from the polyolefins markets resulted in a tighter balance of supply and demand for olefins and also as cost increases for olefins feedstocks over the course of 1996 were reflected in olefins product prices in 1997. In addition, olefins sales volumes, primarily for propylene, increased due to strong demand in the downstream markets. Sales margins for methanol improved significantly due to increased sales prices resulting from a tighter supply and demand situation caused by unscheduled industry downtime. Methanol sales volumes increased in the first and second quarters of 1997 in response to higher demand generated for its downstream products by the gasoline end-use markets and the housing and plastic packaging industries.

COST OF SALES Cost of sales was $542 million in the second quarter of 1997 compared to $490 million in the second quarter of 1996, an increase of $52 million. Cost of sales increased $167 million when comparing the first six months of 1997 to the same period in 1996. These increases were primarily due to increased sales volumes of olefins and methanol. Olefins feedstock costs fluctuated during the two six month periods, however, crude oil prices on average were nearly flat for the first six months of 1997 compared to 1996. Olefins feedstock costs dropped significantly from the first quarter of 1997 to the second quarter of 1997 due to declining prices for crude oil, which impact olefins feedstock costs. Natural gas feedstock costs for methanol were higher due to seasonal winter fuel demand which was stronger in the first six months of 1997 compared to the first half of 1996.

SELLING EXPENSES Selling expenses were $2 million higher in the second quarter of 1997 compared to the second quarter of 1996 and flat when comparing the first half of 1997 and 1996. Selling expenses for the petrochemicals segment consist primarily of terminal expenses related to storage and distribution of finished goods and rail freight costs of finished product. The increase in the second quarter of 1997 was primarily due to increased freight costs related to higher sales volumes. The first half of 1997 as compared to the same period in 1996 was flat due to lower rail freight costs as a result of renegotiation of sales contracts, offset by increased freight costs due to higher sales volumes.


POLYMERS SEGMENT

OPERATING INCOME Operating income for the second quarter of 1997 was $30 million compared to $14 million in the second quarter of 1996. The $16 million increase was primarily due to higher polymers sales margins due to increases in polymers sales prices as a result of strong demand and low industry inventories.

Operating income for the first half of 1997 compared to the first six months of 1996 increased $17 million. This increase was primarily due to higher polymers sales margins as a result of increases in polymers sales prices offset by lower sales volumes and higher feedstock costs. Industry sales price increases became effective towards the end of the first quarter of 1997. Sales volumes were lower due to lower production levels at the Matagorda Facility as a result of the planned turnaround completed in March 1997. Feedstock costs were higher during the first six months of 1997 as compared to the first half of 1996 due to tighter supply and demand in the olefins markets.

Operating income for the second quarter of 1997 improved by $14 million over the first quarter of 1997 due to sales price increases that became effective towards the end of the first quarter of 1997 as well as declining feedstock costs late in the second quarter of 1997.

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

REVENUES Sales and other operating revenues were $223 million in the second quarter of 1997 compared to $185 million in the second quarter of 1996, an increase of $38 million due to increased sales prices as a result of stronger demand and low industry inventories. Sales and other operating revenues for the first six months of 1997 compared to the first half of 1996 increased $67 million. This increase was primarily due to higher polymers sales prices offset slightly by decreased volumes as a result of the planned turnaround at the Matagorda Facility completed in March 1997.

COST OF SALES Cost of sales was $173 million in the second quarter of 1997 compared to $151 million in the second quarter of 1996, an increase of $22 million. Cost of sales for the first half of 1997 compared to the first half of 1996 increased $49 million. These increases were primarily due to increased feedstock costs caused by tight supply and demand in the olefins markets.

SELLING EXPENSES Selling expenses were flat in the second quarter of 1997 compared to the second quarter of 1996 and $1 million higher when comparing the first half of 1997 and 1996 due to higher sales volumes. For the polymers business, the cost of transporting finished products to customers by rail, including rail freight costs and rail car lease expense, is classified as selling expense.


REFINING SEGMENT

GENERAL At its inception, LCR entered into a long-term crude oil supply contract ("Crude Supply Contract") with Lagoven, S.A. ("LAGOVEN"), an affiliate of CITGO. LCR is required to purchase, and LAGOVEN is required to sell, sufficient crude oil to satisfy LCR's coking capacity, or a minimum of 200,000 barrels per day and up to 230,000 barrels per day of very heavy Venezuelan crude oil. LAGOVEN has the right, but not the obligation, to supply incremental amounts above 230,000 barrels per day. In addition, under terms of a long-term product sales agreement ("Products Agreement"), CITGO purchases substantially all of the refined products produced at the

Refinery. Both LAGOVEN and CITGO are direct or indirect wholly-owned subsidiaries of Petroleos de Venezuela, S.A., the national oil company of Venezuela.

The Upgrade Project was completed one month ahead of schedule in the first quarter of 1997. The completion enabled LCR to begin to take full benefit of the Crude Supply Contract in March 1997. Beginning in March 1997 through the first half of June 1997, increasing volumes of very heavy crude oil were processed.

The following table sets forth processing rates at the Refinery for the periods indicated. Refinery runs for the 1996 periods presented are primarily heavy crude oil, whereas the 1997 refinery runs reflect higher volumes of very heavy crude oil processed.

                                            FOR THE THREE       FOR THE SIX
                                                MONTHS             MONTHS
                                            ENDED JUNE 30      ENDED JUNE 30
                                        --------------------------------------
                                            1997      1996     1997     1996
                                        --------------------------------------
REFINERY RUNS (THOUSAND BARRELS PER DAY)
    Blended crude oil:
        Crude Supply Contract - coked          195       120      168      121
        Other crude oil - coked                 17        --       24        3
        Other crude oil                         17       112       20      113
                                               ---       ---      ---      ---

            Total blended crude oil            229       232      212      237
    Unfinished stock                            61        41       66       39
                                               ---       ---      ---      ---
            Total                              290       273      278      276
                                               ===       ===      ===      ===

INCOME FROM EQUITY INVESTMENT IN LYONDELL-CITGO REFINING COMPANY LTD. As a result of the completion of the Upgrade Project, the Company's participation interest changed to approximately 60 percent for the second quarter of 1997 from approximately 86 percent for the first quarter of 1997. This compares to approximately 87 percent for the first and second quarters of 1996. The income from equity investment in LCR represents the Company's share of the results of LCR's operations for the periods presented. Net income before depreciation expense for the period is allocated to LCR's owners based on participation interests. Depreciation expense is allocated to the owners based on contributed assets. Had the Company followed the equity method of accounting for its investment in LCR during 1996, the Company would have earned $7 million and $33 million in income from equity investment in LCR for the three months and six months ended June 30, 1996, respectively.

In comparing the second quarter of 1997 to the second quarter of 1996, $8 million of the increase in income from equity investment in LCR is due to increased operating income of $26 million offset by higher interest expense and decreased participation percentage. The balance of the increase of $6 million represents a re-allocation of depreciation expense between the owners. The change in operating income reflects higher margins on increased volumes of crude oil coked under the Crude Supply Contract, offset by increased production costs and lower margins on paraxylene.

With the completion of the Upgrade Project ahead of schedule, LCR began processing increased volumes of very heavy crude oil, which is purchased at a lower cost under the Crude Supply Contract resulting in higher margins. This trend continued through the middle of June 1997 until the Refinery experienced some operational problems with the new crude unit, as well as the fluid catalytic cracking unit. These problems, which were related in part to the startup of the new units, resulted in reduced crude processing rates for the last part of June 1997. Processing very heavy crude oil resulted in higher margins for the second quarter of 1997 despite lower revenues and higher production costs. Total revenues for the second quarter of 1997 compared to the second quarter of 1996 were down for LCR as a result of lower refined products and aromatics pricing. Production costs were higher in the second quarter of 1997 versus the same period in 1996 due to higher depreciation expense associated with the Upgrade Project, higher maintenance costs associated with the operating problems experienced near the end of June 1997 and higher personnel compensation primarily related to additional employees. Paraxylene margins were lower in 1997 primarily due to lower sales prices which began a downward trend in the second quarter of 1996 from the high prices seen in early 1996. LCR incurred $11 million of interest cost in the second quarter of 1997, all of which was expensed.

Income from equity investment in LCR for the first six months of 1997 compared to the same period in 1996 decreased $6 million primarily due to higher interest expense as described above which more than offset the improved operating income in comparing the two periods. LCR's operating income improved in the first six months of 1997 compared to 1996 due to improved margins caused primarily by higher volumes of crude oil coked upon the completion of the Upgrade Project. These improved margins were offset by higher production costs, primarily depreciation expense, and lower paraxylene margins.

Income from equity investment in LCR increased $9 million for the second quarter of 1997 compared to the first quarter of 1997, excluding the non-recurring depreciation adjustment, due to increased operating income of $21 million offset by higher interest expense as described above. The increase in operating income was caused primarily by higher volumes of crude oil coked due to the completion of the Upgrade Project, offset by higher depreciation expense.


UNALLOCATED

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses were $8 million higher comparing the second quarter of 1997 to the second quarter of 1996 and $11 million higher for the first six months of 1997 compared to the same period for 1996. These increases were primarily due to increased computer and telecommunications costs and related amortization as a result of the implementation of new software and other upgrades in 1997. Additionally, the second quarter and first six months of 1997 selling, general and administrative expenses include higher employee compensation costs. Expenses for the first six months of 1997 also increased due to higher non-recurring executive compensation in the first quarter of 1997.

INTEREST EXPENSE Interest expense decreased comparing the second quarter and first six months of 1997 to the same periods in 1996 due to decreased levels of debt outstanding. Interest expense in the second quarter of 1997 decreased from the first quarter of 1997 as $100 million of medium-term notes were repaid in March 1997.

INTEREST INCOME Interest income increased in the second quarter and first six months of 1997 as compared to the same periods in 1996 as more interest income was earned on loans to LCR. Interest income was unchanged from the first quarter of 1997 to the second quarter of 1997.

MINORITY INTEREST Minority interest was $4 million and $8 million for the second quarter and first six months of 1997, respectively. This represents the allocated share of Lyondell Methanol net income to MCNIC, the minority owner of Lyondell Methanol. Minority interest of $4 million as reported for the first six months of 1996 represents the allocated share of LCR net income to CITGO.

INCOME TAXES The effective income tax rates for the second quarter of 1997 and during the first six months of 1997 were 36.5 percent and 36.4 percent, respectively. The effective income tax rates for the same periods in 1996 were
35.1 percent and 36.4 percent, respectively. State income tax was the primary difference between the effective tax rates and the 35 percent federal statutory rate.


FINANCIAL CONDITION

Operating Activities - Lyondell's cash provided by operating activities was $68 million in the first six months of 1997 compared to cash used in operating activities of $32 million in the first six months of 1996. Net income in the first half of 1997 compared to the same period in 1996 increased by $94 million resulting in increased cash flow.

Investing Activities - Cash used in investing activities during the first six months of 1997 consisted of capital expenditures of $28 million for projects at the various petrochemical facilities. In 1997 the Company loaned LCR $49 million for the Upgrade Project and working capital needs and made other equity contributions to LCR totaling $1 million. In 1996 the Company loaned LCR $84 million for the Upgrade Project and environmental and other capital expenditures and made other equity contributions to LCR totaling $6 million for capital expenditures. LCR distributed cash of $51 million to the Company during the first six months of 1997.

Financing Activities - Cash provided by financing activities consisted primarily of $100 million in short-term borrowings used to retire $112 million of long-term debt. Distributions to MCNIC, the minority owner of Lyondell Methanol, totaled $7 million for the first six months of 1997.

The Company paid regular quarterly dividends of $.225 per share of common stock during the first and second quarters of 1997. Additionally, on July 25, 1997, the Board of Directors declared a regular quarterly dividend of $.225 per share of common stock, payable September 15, 1997 to stockholders of record on August 25, 1997.


CURRENT BUSINESS OUTLOOK

On July 28, 1997, the Company and Millennium Chemicals Inc. ("Millennium") announced an agreement to form a new joint venture which will be operated as a partnership. The partnership will be owned 57 percent by the Company and 43 percent by Millennium and will own and operate the existing olefins and polymers businesses to be contributed by the two companies. It will consist of 13 manufacturing facilities on the U.S. Gulf Coast and in the U.S. Midwest, producing ethylene, propylene, polyethylene (high-density, low-density and linear low-density), polypropylene, ethyl alcohol, butadiene, aromatics, MTBE and other products. The transaction, which has been unanimously approved by the Boards of Directors of both companies, is subject to approval by both companies' stockholders and satisfaction of certain other conditions. The joint venture is expected to commence operations by year-end.

During the remainder of 1997, management expects that olefins supply and demand fundamentals will be more balanced than in 1996. Several turnarounds are scheduled in the industry in the third quarter of 1997 which, combined with an unscheduled production outage by a major producer, should maintain the current supply conditions of olefins and help maintain current pricing for olefins over the next few months. However, additional industry capacity is anticipated to start up late in the year which will add supply and may negatively impact pricing of olefins near year-end and into 1998. Feedstock costs appear stable at lower levels than experienced early in 1997, however, olefins profitability may be negatively impacted if feedstock costs rise.

Domestic polymers demand was strong for the first half of 1997, although growth in 1997 has been weak relative to a strong 1996 growth rate due to higher sales prices and export demand that is significantly below levels experienced in the same period in 1996. Management expects margins to contract slightly in the third quarter due to competition from substitute products, putting pressure on prices. Additional industry polypropylene capacity is expected to start up in the second half of the year, which may negatively impact prices and margins for this product in the third and fourth quarters of 1997.

The Company benefits from LCR's Crude Supply Contract which diminishes the impact of market volatility and stabilizes cash flows at attractive levels relative to historic performance. With the completion of the Upgrade Project, more than 90 percent of the crude oil purchases are made pursuant to the Crude Supply Contract which significantly reduces the crude oil volume which is sensitive to market conditions. The benefits of the Crude Supply Contract, following completion of the Upgrade Project, have resulted in increased profitability and cash flow. LCR is working to achieve maximum operating efficiencies from the Upgrade Project in order to realize the full benefits of the Crude Supply Contract. The operating problems encountered beginning in late June 1997 extended through July 1997 and will impact third quarter operating results; however, throughput rates returned to normal levels by the end of July.

Methanol demand should remain strong, but new industry capacity expected to be added late in the third quarter and early fourth quarter of 1997 is expected to lead to price pressures that could continue into 1998. Natural gas feedstock prices dropped late in the first quarter of 1997 but strengthened again during the second quarter of 1997.

Management expects margins to be reduced beginning late in the third quarter of 1997 and continuing into 1998 versus the first half of 1997.

In August 1994, Atlantic Richfield Company ("ARCO") completed an offering of three-year debt securities ("Exchangeable Notes") which are exchangeable upon maturity on September 15, 1997 into Lyondell common stock or an equivalent cash value, at ARCO's option. On July 28, 1997, ARCO announced that it will deliver shares of Lyondell common stock at the maturity of the Exchangeable Notes. Following this conversion, ARCO's equity interest in the Company will be substantially reduced or eliminated. Management is unable to predict the impact the exchange of ARCO's shares may have on Lyondell's stock price. ARCO's 39,921,400 shares are currently outstanding and therefore the conversion will not have a dilution effect on earnings per share.

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

Management believes business conditions will be such that cash balances, cash generated from operating activities and existing lines of credit will be adequate to meet future cash requirements for scheduled debt repayments, necessary capital expenditures and to sustain for the reasonably foreseeable future the regular quarterly dividend. Management anticipates, in general, increased cash flow from its businesses because of the creation of the new petrochemicals joint venture and the LCR venture which should provide greater financial flexibility to the Company. Management intends to accelerate cash flow from its investment in LCR by replacing the current construction financing with longer-term financing and distributing excess funds to the owners of LCR. Management intends that cash flow in excess of the amounts needed to fund operations, capital projects, fund debt repayments, including the $345 million note payable to the proposed new venture, and maintain an appropriate capital structure, would be used for attractive investment opportunities which meet the Company's value creation criteria or to enhance stockholder value through stock repurchases, increased dividends or some combinations thereof.


FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this report, including those regarding the Current Business Outlook, are "forward-looking statements" within the meaning of the federal securities laws. Although Lyondell believes the expectations reflected in such forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties, and Lyondell can give no assurance that such expectations will prove to have been correct. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the cyclical nature of the refining and petrochemical industries, uncertainties associated with the United States and worldwide economies, current and potential United States governmental regulatory actions, substantial petrochemical capacity additions resulting in oversupply and declining prices and margins, and operating interruptions (including leaks, explosions, fires, mechanical failure, unscheduled downtime, transportation interruptions, and spills and releases and other environmental risks). Many of such factors are beyond Lyondell's ability to control or predict. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or prior earnings levels. In addition, the ultimate benefit from the Millennium transaction will be dependent upon management's ability to close the transaction in a timely manner and to integrate the contributed businesses and implement the partnership's business plan.

All subsequent written and oral forward-looking statements attributable to the Company and persons acting on its behalf are qualified in their entirety by the cautionary statements contained in this section and elsewhere in this report.

                                 PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

1. There have been no material developments with respect to the Company's legal proceedings previously reported in the 1996 Annual Report on Form 10-K or subsequent Quarterly Reports on Form 10-Q.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          3.2 Amended and Restated By-Laws of the Registrant effective as of July 25, 1997.

          27   Financial Data Schedule.

     (b)  Reports on Form 8-K

     The following Current Reports on Form 8-K were filed during the quarter ended June 30, 1997 and through the date hereof.

                 Date of Report   Item No.  Financial Statements
                ----------------  --------  --------------------
                  July 28, 1997       5             None

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Lyondell Petrochemical Company


Dated: August 12, 1997                /s/     JOSEPH M. PUTZ
                                      -----------------------------
                                              Joseph M. Putz
                                        Vice President and Controller
                                        (Duly Authorized Officer and
                                        Principal Accounting Officer)