Form 10-Q
period 1997-09-30
LYONDELL PETROCHEMICAL CO
filed 1997-11-13
CIK 842635

              ---------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  ----------

                                   FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1997.

                                      OR

[_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________to________

Commission file number 1-10145

                                  ----------

                        LYONDELL PETROCHEMICAL COMPANY
            (Exact name of registrant as specified in its charter)

                                  ----------

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

                                  ----------

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


NUMBER OF SHARES OF COMMON STOCK, $1.00 PAR VALUE, OUTSTANDING AS OF SEPTEMBER 30, 1997: 79,436,488

              ---------------------------------------------------

                        PART I.  FINANCIAL INFORMATION

                        LYONDELL PETROCHEMICAL COMPANY

                 CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                       CONSOLIDATED STATEMENTS OF INCOME


                                                          FOR THE THREE MONTHS                    FOR THE NINE MONTHS
                                                           ENDED SEPTEMBER 30                      ENDED SEPTEMBER 30
                                                   ---------------------------------       -----------------------------------
                                                                   PRO                                     PRO
                                                                  FORMA          AS                       FORMA           AS
                                                                  1996        REPORTED                    1996         REPORTED
MILLIONS OF DOLLARS EXCEPT PER SHARE AMOUNTS          1997       (NOTE 1)       1996         1997        (NOTE 1)        1996
--------------------------------------------       -------       -------     -------       -------       -------       -------

SALES AND OTHER OPERATING REVENUES:
  Unrelated parties                                $   648       $   562     $ 1,179       $ 1,874       $ 1,518      $ 3,446
  Related parties                                      151           120          68           469           356          205
                                                   -------       -------     -------       -------       -------       -------
                                                       799           682       1,247         2,343         1,874        3,651
                                                   -------       -------     -------       -------       -------       -------

OPERATING COSTS AND EXPENSES:

  Cost of sales

    Unrelated parties                                  475           463       1,063         1,447         1,292        3,120
    Related parties                                    120            97          56           370           307          180
  Selling, general and administrative expenses          51            42          57           148           127          174
                                                   -------       -------     -------       -------       -------       -------
                                                       646           602       1,176         1,965         1,726        3,474
                                                   -------       -------     -------       -------       -------       -------

  Operating income                                     153            80          71           378           148          177

Interest expense                                       (19)          (18)        (18)          (60)          (60)         (61)
Interest income                                          4             1           1            10             3            3
Minority interest                                       (5)          - -           1           (13)          - -           (3)
Income (loss) from equity investment                    29            (8)        - -            56            25          - -
                                                   -------       -------     -------       -------       -------       -------
  Income before income taxes                           162            55          55           371           116          116

Provision for income taxes                              60            20          20           136            42           42
                                                   -------       -------     -------       -------       -------       -------

  NET INCOME                                       $   102       $    35     $    35       $   235       $    74       $   74
                                                   =======       =======     =======       =======       =======       =======

  EARNINGS PER SHARE                               $  1.27       $   .43     $   .43       $  2.94       $   .92       $  .92
                                                   =======       =======     =======       =======       =======       =======



                See notes to consolidated financial statements.

                        LYONDELL PETROCHEMICAL COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                                                                     PRO FORMA
                                                                                    DECEMBER 31              AS REPORTED
                                                           SEPTEMBER 30                 1996                 DECEMBER 31
MILLIONS OF DOLLARS                                            1997                   (NOTE 1)                   1996
-------------------                                        ------------             -----------              -----------

ASSETS
Current assets:
     Cash and cash equivalents                                  $    67                 $    56                  $    68
     Accounts receivable:
          Trade                                                     314                     259                      394
          Related parties                                            32                      96                       62
     Inventories                                                    258                     196                      294
     Prepaid expenses and other current assets                       13                      12                       13
                                                                -------                 -------                  -------
          Total current assets                                      684                     619                      831
                                                                -------                 -------                  -------

Property, plant and equipment                                     2,146                   2,109                    4,313
Less accumulated depreciation and amortization                   (1,269)                 (1,216)                  (2,043)
                                                                -------                 -------                  -------
                                                                    877                     893                    2,270
Investment in affiliate                                              66                      83                      - -
Receivable from affiliate                                           230                     177                      - -
Deferred charges and other assets                                   128                     118                      175
                                                                -------                 -------                  -------
Total assets                                                    $ 1,985                 $ 1,890                  $ 3,276
                                                                =======                 =======                  =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable:
          Trade                                                 $   197                 $   200                  $   474
          Related parties                                            17                      30                        1
     Notes payable                                                   50                      50                       60
     Current maturities of long-term debt                            32                     112                      112
     Other accrued liabilities                                      114                      93                      124
                                                                -------                 -------                  -------
          Total current liabilities                                 410                     485                      771
                                                                -------                 -------                  -------
Long-term debt                                                      712                     744                    1,194
Other liabilities and deferred credits                               84                      70                      114
Deferred income taxes                                               176                     157                      157
Commitments and contingencies
Minority interest                                                     5                       3                      609
Stockholders' equity:
     Preferred stock, $.01 par value, 80,000,000
      shares
       authorized, none outstanding
     Common stock, $1 par value, 250,000,000 shares
       authorized, 80,000,000 issued                                 80                      80                       80
     Additional paid-in capital                                     158                     158                      158
     Retained earnings                                              374                     193                      193
     Treasury stock, at cost, 563,512 shares                        (14)                    - -                      - -
                                                                -------                 -------                  -------
          Total stockholders' equity                                598                     431                      431
                                                                -------                 -------                  -------
Total liabilities and stockholders' equity                      $ 1,985                 $ 1,890                  $ 3,276
                                                                =======                 =======                  =======

                See notes to consolidated financial statements.

                        LYONDELL PETROCHEMICAL COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  FOR THE NINE MONTHS ENDED
                                                                                          SEPTEMBER 30
                                                                        ----------------------------------------------
                                                                                       PRO FORMA
                                                                                          1996             AS REPORTED
MILLIONS OF DOLLARS                                                      1997           (NOTE 1)               1996
-------------------                                                     -----            -----                -----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                         $ 235            $  74                $  74
     Adjustments to reconcile net income to net
       cash provided by operating activities,
       net of the effects of deconsolidation of affiliate:
          Depreciation and amortization                                    66               54                   78
          Deferred income taxes                                            12               20                   20
          Minority interest                                                13              - -                    3
          (Increase) decrease in accounts receivable                        9              (54)                 (24)
          Increase in inventories                                         (62)             (20)                  (3)
          Increase (decrease) in accounts payable                         (16)              27                    9
          Net change in other working capital accounts                     26              (13)                 (19)
          Other                                                            (5)             (37)                 (42)
                                                                        -----            -----                -----
               Net cash provided by operating activities                  278               51                   96
                                                                        -----            -----                -----

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant and equipment                           (39)             (61)                (488)
     Proceeds from sales of short-term investments                        - -               76                   76
     Purchases of short-term investments                                  - -              (76)                 (76)
     Contributions and advances to affiliate                              (54)            (121)                 - -
     Distributions from affiliate in excess of earnings                    18               42                  - -
     Deconsolidation of affiliate                                         (12)              (4)                 - -
                                                                        -----            -----                -----
               Net cash used in investing activities                      (87)            (144)                (488)
                                                                        -----            -----                -----

CASH FLOWS FROM FINANCING ACTIVITIES:
     Minority owner contributions (distributions)                         (12)             - -                  106
     Net change in short-term debt                                        - -               17                   30
     Borrowings of long-term debt                                         - -              300                  482
     Repayments of long-term debt                                        (112)            (150)                (150)
     Repurchase of common stock                                           (14)             - -                  - -
     Dividends paid                                                       (54)             (54)                 (54)
                                                                        -----            -----                -----
               Net cash provided by (used in) financing                  (192)             113                  414
                activities                                              -----            -----                -----

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (1)              20                   22
Cash and cash equivalents at beginning of period                           68               10                   10
                                                                        -----            -----                -----
Cash and cash equivalents at end of period                              $  67            $  30                $  32
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

Pro Forma Financial Information - The unaudited pro forma financial information in the accompanying financial statements presents the financial position, results of operations and cash flows of the Company as of December 31, 1996 and for the three and nine months ended September 30, 1996 using the equity method of accounting for Lyondell's investment in LYONDELL-CITGO Refining Company Ltd. ("LCR") as if the change in accounting method had been effective January 1, 1996 (see Note 3). This unaudited pro forma information may not be indicative of results that will be obtained in the future. The unaudited pro forma financial information also includes restatements to divide the petrochemicals segment into the petrochemicals and polymers segments.

2.  COMPANY OPERATIONS

The Company operates in the petrochemicals, polymers and refining segments. In 1996 and prior years, the results of the polymers business were included in the petrochemicals segment. The petrochemicals business, as reported in 1997 and as restated on a pro forma basis in 1996, manufactures a wide variety of petrochemicals including olefins, methanol, methyl tertiary butyl ether ("MTBE") and aromatics produced at the Channelview petrochemical facility. In December 1996, the Company sold an undivided interest in its methanol facility to MCN Investment Corporation ("MCNIC") and created Lyondell Methanol Company L.P. ("Lyondell Methanol"), a limited partnership with the minority owner, to own and operate the methanol facility. The Company's petrochemical products are used primarily in the production of other chemicals and products, including polymers. The polymers business manufactures polyolefins, including high-density polyethylene ("HDPE"), low-density polyethylene and polypropylene, which are used in the production of a wide variety of consumer and industrial products. The Company also operates in the refining segment through the Company's equity interest in LCR, a Texas limited liability company that is owned by subsidiaries of Lyondell and CITGO Petroleum Corporation ("CITGO"), which manufactures refined petroleum products, including gasoline, low sulfur diesel, jet fuel, aromatics and lubricants.

3.   EQUITY INTEREST IN LYONDELL-CITGO REFINING COMPANY LTD.

In July 1993, LCR was formed to own and operate the Company's refining business, including the full-conversion Houston, Texas refinery ("Refinery"). LCR completed a major upgrade project at the Refinery ("Upgrade Project") during the first quarter of 1997 which enables the facility to process substantial additional volumes of very heavy crude oil. As a result of the completion of the Upgrade Project, effective April 1, 1997, the participation interests changed from approximately 86 percent and 14 percent to approximately 59 percent and 41 percent for Lyondell and CITGO, respectively, to reflect CITGO's equity contribution in the Upgrade Project. CITGO has a one-time option to increase its participation interest in LCR up to 50 percent by making an additional equity contribution. Net income before depreciation expense for the period is allocated to LCR's owners based on participation interests. Depreciation expense is allocated to the owners based on contributed assets.

Pursuant to contractual arrangements and concurrent with the completion of the Upgrade Project, the authority and responsibility for certain management decisions previously decided by majority vote, and therefore controlled by Lyondell, changed to unanimous vote resulting in expanded joint control of LCR by Lyondell and CITGO. Consequently, effective January 1, 1997, Lyondell began accounting for its investment in LCR under the equity method of accounting, meaning that the operations of LCR are no longer consolidated line by line with those of Lyondell. In 1997, Lyondell's portion of LCR's net earnings is included in the consolidated statements of income as income (loss) from equity investment and Lyondell's portion of LCR's net assets appears on a single line in the consolidated balance sheets as investment in affiliate. Cash advances to and distributions from LCR in excess of earnings are reflected as individual line items in the consolidated statements of cash flows.

Summarized financial information for LCR is as follows (in millions of dollars).


BALANCE SHEETS                                                       SEPTEMBER 30             DECEMBER 31
                                                                         1997                    1996
                                                                 -------------------     -------------------
Total current assets                                                          $  233                  $  273
Property, plant and equipment, net                                             1,384                   1,378
Deferred charges and other assets                                                 48                      56
                                                                 -------------------     -------------------
Total assets                                                                  $1,665                  $1,707
                                                                 ===================     ===================

Total current liabilities                                                     $  265                  $  373
Long-term debt                                                                   701                     627
Other liabilities and deferred credits                                            50                      44
Members' equity                                                                  649                     663
                                                                 -------------------     -------------------
Total liabilities and members' equity                                         $1,665                  $1,707
                                                                 ===================     ===================


INCOME STATEMENTS                                             FOR THE THREE MONTHS                     FOR THE NINE MONTHS
                                                               ENDED SEPTEMBER 30                      ENDED SEPTEMBER 30
                                                      ---------------------------------        ---------------------------------
                                                            1997               1996                  1997               1996
                                                      --------------     --------------        --------------     --------------
Sales and other operating revenues                             $ 634              $ 651                $1,974             $2,049
Cost of sales                                                    561                645                 1,825              1,976
Selling, general and administrative expenses                      17                 14                    50                 45
                                                      --------------     --------------        --------------     --------------
Operating income (loss)                                        $  56              $  (8)               $   99             $   28
                                                      ==============     ==============        ==============     ==============
Net income (loss)                                              $  44              $  (8)               $   73             $   28
                                                      ==============     ==============        ==============     ==============

STATEMENTS OF CASH FLOWS
Depreciation and amortization                                  $ 24               $   8                $ 66               $  24
Net changes in working capital                                   (5)                 21                 (70)                 24
Additions to property, plant and equipment                      (13)               (113)                (64)               (427)

Included in sales and other operating revenues above are sales to Lyondell of $41 million and $32 million for the three months ended September 30, 1997 and 1996, respectively, and $148 million and $116 million for the nine months ended September 30, 1997 and 1996, respectively. In addition, LCR purchased from the Company $88 million and $53 million, primarily product purchases, for the three months ended September 30, 1997 and 1996, respectively, and $263 million and $155 million for the nine months ended September 30, 1997 and 1996, respectively, which are included in LCR's cost of sales.

4.   INVENTORIES

The categories of inventory and their recorded values at September 30, 1997 and December 31, 1996 were:

                                                     PRO FORMA    AS REPORTED
                                     SEPTEMBER 30   DECEMBER 31   DECEMBER 31
MILLIONS OF DOLLARS                      1997          1996          1996
-------------------                  ------------   -----------   -----------
Petrochemicals                          $ 161         $  98         $ 172
Polymers                                   74            74           - -
Crude oil and refined products            - -           - -            81
Materials and supplies                     23            24            41
                                     ------------   -----------   -----------
    Total inventories                   $ 258         $ 196         $ 294
                                     ============   ===========   ===========

5.  CAPITALIZED INTEREST

The Company's policy is to capitalize interest expense incurred on debt during the construction of major projects that exceed one year. Total interest expense incurred during the three months and the nine months ended September 30, 1997 was approximately $19 million and $60 million, respectively, of which none was capitalized. Total interest expense incurred during the three months and the nine months ended September 30, 1996 was approximately $28 million and $84 million, respectively. Approximately $10 million and $23 million was capitalized, including $8 million and $19 million by LCR, during the three months and nine months ended September 30, 1996, respectively.

6.  COMMITMENTS AND CONTINGENCIES

The Company has various purchase commitments for materials, supplies and services incident to the ordinary conduct of business. In the aggregate, such commitments are not at prices in excess of current market.

At its inception, LCR entered into a long-term crude oil supply contract ("Crude Supply Contract") with Lagoven, S.A. ("LAGOVEN"), an affiliate of CITGO. LCR is required to purchase, and LAGOVEN is required to sell, sufficient crude oil to satisfy LCR's coking capacity, or a minimum of 200,000 barrels per day and up to 230,000 barrels per day of very heavy Venezuelan crude oil. LAGOVEN has the right, but not the obligation, to supply incremental amounts above 230,000 barrels per day. Depending on market conditions, breach or termination of the Crude Supply Contract could adversely affect the Company through its investment in LCR. Although the parties have negotiated alternative arrangements in the event of certain force majeure conditions, including governmental or other actions restricting or otherwise limiting LAGOVEN's ability to perform its obligations, any such alternative arrangements may not be as beneficial as the Crude Supply Contract. There can be no assurance that alternative crude oils with similar margins would be available for purchase by LCR. Furthermore, the breach or termination of the Crude Supply Contract would require LCR to return to the practice of purchasing all of its crude oil feedstocks in the merchant market and would again subject LCR to significant volatility and price fluctuations.

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

ARCO indemnified the Company under the Cross-Indemnity Agreement with respect to other claims or liabilities and other matters of litigation not related to the assets or business included in the consolidated financial statements. ARCO has also indemnified the Company for all federal taxes which might be assessed upon audit of the operations of the Company included in the consolidated financial statements prior to January 12, 1989, and for all state and local taxes for the period prior to July 1, 1988. Effective in September 1997, the Company and ARCO entered into an amendment to the Cross-Indemnity Agreement ("Revised Cross-Indemnity Agreement"). For current and future cases related to Company products and Company operations, ARCO and the Company will bear a proportionate share of judgment and settlement costs according to a formula which allocates responsibility based on years of ownership during the relevant time period. The party with the most significant potential liability exposure will be responsible for case management and associated costs although provisions have been made to allow the non-case managing party to protect its interests. Under the Revised Cross-Indemnity Agreement, both ARCO and the Company waive any claim for reimbursement under the existing Cross-Indemnity Agreement for any prior defense and settlement costs associated with waste site matters, and the Company will assume responsibility for its proportionate share of future costs for waste site matters not covered by ARCO insurance. Subject to the uncertainty inherent in all litigation, management believes the resolution of the matters pursuant to the Revised Cross-Indemnity Agreement will not have a material adverse effect upon the consolidated financial statements or liquidity of the Company.

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

As of September 30, 1997 the Company has accrued $13 million related to future CERCLA, RCRA and TNRCC assessment and remediation costs, of which $3 million is included in current liabilities while the remaining amounts are expected to be incurred over the next two to seven years. In the opinion of management, there is currently no material range of loss in excess of the amount recorded. However, it is possible that new information about the sites for which the reserve has been established, new technology or future developments such as involvement in other

CERCLA, RCRA, TNRCC or other comparable state law investigations, could require the Company to reassess its potential exposure related to environmental matters.

In the opinion of management, any liability arising from the matters discussed in this Note is not expected to have a material adverse effect on the consolidated financial statements or liquidity of the Company. However, the adverse resolution in any reporting period of one or more of the matters discussed in this Note could have a material impact on the Company's results of operations for that period without giving effect to contribution or indemnification obligations of co-defendants or others, or to the effect of any insurance coverage that may be available to offset the effects of any such award.

7.  STOCKHOLDERS' EQUITY

Dividends - The Company paid regular quarterly dividends of $.225 per share of common stock during the first three quarters of 1997. Additionally, on October 24, 1997, the Board of Directors declared a regular quarterly dividend of $.225 per share of common stock, payable December 15, 1997 to stockholders of record on November 25, 1997.

Earnings per Share - Earnings per share for all periods presented are computed based on the weighted average number of shares outstanding for the periods, which was 79,973,792 shares and 79,991,168 shares for the three and nine months ended September 30, 1997, respectively, and 80,000,000 shares for the 1996 periods.

Treasury Stock - Treasury stock is acquired under a resolution the Board of Directors adopted in September 1997 authorizing the Company to purchase from time to time shares of the Company's common stock not to exceed $75 million in the aggregate. The Company purchased 563,512 shares through September 30, 1997 for approximately $14 million.

8.  EQUISTAR CHEMICALS, LP

On July 28, 1997, the Company and Millennium Chemicals Inc. ("Millennium") announced an agreement to form a new joint venture company named Equistar Chemicals, LP ("Equistar"), which will be operated as a limited partnership. Equistar will be owned 57 percent by the Company and 43 percent by Millennium and will own and operate the existing petrochemicals and polymers businesses to be contributed by the two companies. Not included in Equistar are Lyondell's approximately 59 percent interest in LCR and its 75 percent interest in Lyondell Methanol. Equistar will assume primary responsibility for $745 million of existing Lyondell debt. Lyondell also will remain liable on this debt. In addition, Lyondell will provide a $345 million note payable within three years to Equistar. The transaction, which has been unanimously approved by the Boards of Directors of both companies, is subject to approval by both companies' stockholders and satisfaction of certain other conditions. Stockholder meetings for both parties will be held on November 20, 1997. Equistar is expected to commence operations on December 1, 1997. After closing, Lyondell will begin accounting for its investment in the venture under the equity method of accounting, similar to the accounting for its investment in LCR. Lyondell will record a charge to expense of approximately $35 million in the fourth quarter of 1997 as a result of severance and other costs related to the transfer of its assets to Equistar.

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

The polymers segment consists of polyolefins including high-density polyethylene ("HDPE"), low-density polyethylene and polypropylene produced at production facilities in Matagorda ("Matagorda Facility") and Victoria ("Victoria Facility"), Texas and the Bayport facility in Pasadena, Texas ("Bayport Facility").

The Company's operations in the refining segment are conducted through its interest in LYONDELL-CITGO Refining Company Ltd. ("LCR"), a Texas limited liability company owned by subsidiaries of the Company and CITGO Petroleum Corporation ("CITGO"). The refining segment consists of refined petroleum products, including gasoline, low sulfur diesel, and jet fuel; aromatics produced at LCR's Houston, Texas refinery ("Refinery"), including benzene, toluene, paraxylene and orthoxylene; lubricants, including industrial lubricants, motor oils, white oils and process oils; carbon black oil; sulfur; residual oil; petroleum coke fuel; olefins feedstocks; and crude oil resales. LCR completed a major upgrade project at the Refinery ("Upgrade Project") during the first quarter of 1997 to enable the facility to process substantial additional volumes of very heavy crude oil.

The following table sets forth sales volumes for the Company's major products for the periods indicated. Sales volumes, including intersegment sales, include production, purchases of products for resale, propylene production from the product flexibility unit, products received on exchange and draws from inventory. Refined products volumes include all activity at LCR.

                                                           FOR THE THREE MONTHS                     FOR THE NINE MONTHS
                                                            ENDED SEPTEMBER 30                      ENDED SEPTEMBER 30
                                                    ---------------------------------       ---------------------------------
                                                          1997               1996                 1997               1996
                                                    --------------     --------------       --------------     --------------
SELECTED PETROCHEMICAL PRODUCTS (MILLIONS)
Ethylene, propylene and other olefins (lbs.)                 2,307              1,937                6,567              5,948
Methanol (gallons)                                              57                 54                  178                163
Aromatics (gallons)                                             53                 45                  143                141

POLYMERS PRODUCTS (MILLIONS)
Polyethylene and polypropylene (lbs.)                          561                526                1,615              1,609

REFINED PRODUCTS (THOUSAND BARRELS PER DAY)
Gasoline                                                       101                100                  105                107
Diesel and heating oil                                          58                 48                   63                 47
Jet fuel                                                        16                 23                   15                 25
Aromatics                                                       12                  9                   11                  9
Other refined products                                          94                 73                   88                 77
                                                    --------------     --------------       --------------     --------------
   Total refined products volumes                              281                253                  282                265
                                                    ==============     ==============       ==============     ==============

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

Effective January 1, 1997, Lyondell began accounting for its investment in LCR under the equity method of accounting, meaning that the operations of LCR are no longer consolidated line by line with those of Lyondell. In 1997, Lyondell's portion of LCR's net earnings is included in the consolidated statements of income as income (loss) from equity investment and Lyondell's portion of LCR's net assets appears on a single line in the consolidated balance sheets as investment in affiliate. Cash advances to and distributions from LCR in excess of earnings are reflected as individual line items in the consolidated statements of cash flows. Therefore, the results of operations of the refining segment, which consists primarily of the Company's interest in LCR, do not appear line by line in the tables below for 1997.

The following unaudited pro forma financial information presents the results of operations of the Company for the periods ended September 30, 1996 using the equity method of accounting for Lyondell's investment in LCR as if the change in accounting method had been effective January 1, 1996. The unaudited pro forma financial information also includes restatements to split the petrochemicals segment into the petrochemicals and polymers segments. This unaudited pro forma information may not be indicative of results that will be obtained in the future. The narrative discussion which follows compares 1997 operating results to the pro forma financial information for the comparable periods in 1996 as comparisons to historical 1996 operating results are not considered meaningful.

                                                            FOR THE THREE MONTHS                          FOR THE NINE MONTHS
                                                             ENDED SEPTEMBER 30                            ENDED SEPTEMBER 30
                                                -----------------------------------------     ------------------------------------
                                                                PRO             AS                           PRO             AS
                                                               FORMA         REPORTED                       FORMA         REPORTED
MILLIONS OF DOLLARS                               1997          1996           1996            1997          1996           1996
-------------------                               ----         -----         --------          ----         -----         --------
SALES AND OTHER OPERATING REVENUES:
  Petrochemicals segment                           $ 707         $ 582         $  681          $2,054        $1,611         $1,873
  Polymers segment                                   216           216            - -             637           570            - -
  Refining segment                                   - -           - -            650             - -           - -          2,046
  Intersegment sales                                (124)         (116)           (84)           (348)         (307)          (268)
                                                   -----         -----         ------          ------        ------         ------
                                                   $ 799         $ 682         $1,247          $2,343        $1,874         $3,651
                                                   =====         =====         ======          ======        ======         ======
COST OF SALES:
  Petrochemicals segment                           $ 551         $ 519         $  559          $1,662        $1,463         $1,595
  Polymers segment                                   168           157            - -             503           443            - -
  Refining segment                                   - -           - -            644             - -           - -          1,973
  Intersegment purchases                            (124)         (116)           (84)           (348)         (307)          (268)
                                                   -----         -----         ------          ------        ------         ------
                                                   $ 595         $ 560         $1,119          $1,817        $1,599         $3,300
                                                   =====         =====         ======          ======        ======         ======
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
  Petrochemicals segment                           $   7         $   9         $   28          $   23        $   25         $   83
  Polymers segment                                    20            19            - -              60            58            - -
  Refining segment                                   - -           - -             15             - -           - -             48
  Unallocated                                         24            14             14              65            44             43
                                                   -----         -----         ------          ------        ------         ------
                                                   $  51         $  42         $   57          $  148        $  127         $  174
                                                   =====         =====         ======          ======        ======         ======
OPERATING INCOME:
  Petrochemicals segment                           $ 149         $  54         $   94          $  369        $  123         $  195
  Polymers segment                                    28            40            - -              74            69            - -
  Refining segment                                   - -           - -             (9)            - -           - -             25
  Unallocated                                        (24)          (14)           (14)            (65)          (44)           (43)
                                                   -----         -----         ------          ------        ------         ------
                                                   $ 153         $  80         $   71          $  378        $  148         $  177
                                                   =====         =====         ======          ======        ======         ======
INCOME (LOSS) FROM EQUITY INVESTMENT:
  Refining segment                                 $  29         $  (8)        $  - -          $   56        $   25         $  - -
                                                   =====         =====         ======          ======        ======         ======

Summarized below are reported intersegment sales for Lyondell's segments.

                                                          FOR THE THREE MONTHS                         FOR THE NINE MONTHS
                                                           ENDED SEPTEMBER 30                          ENDED SEPTEMBER 30
                                                ---------------------------------------     ---------------------------------------
                                                                   PRO           AS                            PRO           AS
                                                                  FORMA       REPORTED                        FORMA       REPORTED
MILLIONS OF DOLLARS                                 1997          1996          1996            1997          1996          1996
-------------------                             -----------   -----------   -----------     -----------   -----------   -----------
Petrochemicals segment to polymers segment            $ 124         $ 116                         $ 348         $ 307
Petrochemicals segment to refining segment              - -           - -         $  53             - -           - -         $ 154
Refining segment to petrochemicals segment              - -           - -            31             - -           - -           114
                                                -----------   -----------   -----------     -----------   -----------   -----------
                                                      $ 124         $ 116         $  84           $ 348         $ 307         $ 268
                                                ===========   ===========   ===========     ===========   ===========   ===========


RESULTS OF OPERATIONS

OVERVIEW

Net income for the third quarter of 1997 was $102 million or $1.27 per share compared to net income of $35 million or $.43 per share for the third quarter of 1996. The $67 million increase was primarily due to improved margins for olefins as a result of lower feedstock costs as well as higher sales volumes. Income from equity investment in LCR substantially improved as higher volumes of very heavy crude oil, which carry higher margins, were processed by LCR in 1997. In addition, the methanol business had improved margins in 1997 due to higher industry sales prices.

Net income for the first nine months of 1997 was $235 million or $2.94 per share compared to net income of $74 million or $.92 per share for the first nine months of 1996. The $161 million increase was primarily due to improved margins for olefins and polymers as a result of higher sales prices. Improved performance at LCR as a result of processing higher volumes of very heavy crude oil and higher olefins sales volumes also contributed to the increase. In addition, methanol performance improved as a result of higher sales margins generated by higher industry sales prices, as well as increased sales volumes due to seasonal demand from downstream products in the gasoline and housing end-use markets.

Net income was $9 million higher for the third quarter of 1997 compared to the second quarter of 1997. The increase in net income was primarily due to improved margins for LCR from the higher volumes of very heavy crude oil which were processed and higher olefins sales volumes.

PETROCHEMICALS SEGMENT

SELECTED PRICING INFORMATION The following graphs present industry pricing information for the periods shown below.

Chart 1 - Month-end average delivered-contract, monthly low price agreement prices for Ethylene as reported by CMAI Monomers Market Report from January 1996 through September 1997. Chart indicates increasing prices in 1996 with an annual average of the month-end prices of 23.33 cents per pound. In 1997, prices rose slightly in February where they remained steady from February through May before returning to the levels seen in January for June through September. The nine month average of the month-end prices in 1997 was 27.69 cents per pound, up 5 cents per pound from the same period in 1996. Selected month-end average prices are as follows: January 1996 - 19.75 cents per pound, September 1996 - 25.75 cents per pound, January 1997 - 27.25 cents per pound, September 1997 - 27.25 cents per pound.

Chart 2 - Month-end average spot price WTS low prices for Crude Oil as reported by Platts Oilgram Price Report from January 1996 through September 1997. Chart indicates increasing prices for 1996 with the chart's peak occurring at $24.32 per barrel in December 1996. Prices decrease in 1997 through April, rise in May, fall again in June, and remain flat through September. Both 1996 and 1997 saw volatile prices. Selected month-end average prices are as follows: January 1996 - $18.39 per barrel, September 1996 - $23.21 per barrel, January 1997 - $23.90 per barrel, September 1997 - $18.95 per barrel.

OPERATING INCOME Operating income for the third quarter of 1997 increased $95 million compared to the third quarter of 1996. This increase was primarily due to improved margins for olefins as a result of lower feedstock costs and increased olefins sales volumes. In addition, methanol performance improved as a result of higher sales margins generated by higher industry sales prices and increased sales volumes.

Operating income for the first nine months of 1997 was $369 million compared to $123 million for the same period in 1996. This increase in operating income in 1997 was primarily due to improved margins for olefins as a result of increased olefins sales prices resulting from strong demand from the polyolefins markets. Methanol performance improved as a result of higher sales margins generated by higher industry sales prices, as well as increased sales volumes due to seasonal demand from downstream products in the gasoline and housing end-use markets.

Operating income for the third quarter of 1997 increased $12 million over the second quarter of 1997 primarily due to higher sales volumes for olefins as demand remained strong through the third quarter of 1997.

Lyondell's olefins feedstocks are primarily condensates and other petroleum liquids which tend to follow the cost trends of crude oil. During 1996 the price of crude oil increased steadily which resulted in higher feedstock costs for the petrochemicals business, however, crude oil prices began dropping in 1997 and have remained below 1996 prices through the third quarter of 1997. The sales prices for various olefins products are primarily driven by two factors. The first factor is the demand for ethylene, propylene and other by-products as a result of economic conditions in end-use markets for these commodities such as the auto industry, housing construction and consumer durable and non-durable goods. The second factor driving sales prices is the underlying cost of the feedstock. Strong demand was the primary factor which has driven 1997 prices for these products above 1996 levels.

Methanol is a component of products used by the housing and plastic packaging industry, as well as being a primary component of MTBE, a product used to blend low-emission reformulated gasoline. Methanol prices gradually increased throughout 1996 due to strong demand by the end-use markets and supply constraints due to industry operating problems and have remained at a steady level above 1996 prices through the third quarter of 1997. The price of natural gas, the principal methanol feedstock, increased throughout 1996 and into January 1997 as a result of the tight supply and demand balance in the fuels market. Natural gas prices were higher in the third quarter of 1997 compared to the second quarter of 1997 due to increased seasonal demand entering the winter months.

REVENUES Sales and other operating revenues, including intersegment sales, were $707 million in the third quarter of 1997 compared to $582 million in the third quarter of 1996, an increase of $125 million. This increase is due to higher by-product sales prices. In addition, olefins sales volumes were at record levels, and were improved compared to the third quarter of 1996 which was negatively impacted by the ARCO PipeLine fire at the Channelview Facility that forced a shut down of the olefins units for approximately two weeks and other units for several days.

Sales and other operating revenues for the first nine months of 1997 increased $443 million over the first nine months of 1996. This increase was primarily due to increased olefins sales prices, which showed significant improvement over the first nine months of 1996 as strong demand from the polyolefins markets resulted in a tighter balance of supply and demand for olefins, and also as cost increases for olefins feedstocks over the course of 1996 were reflected in olefins product prices in 1997. In addition, olefins sales volumes, primarily for propylene, increased due to strong demand in the downstream markets. Sales prices for methanol increased in 1997 due to a tighter supply and demand situation caused by unscheduled industry downtime. Methanol sales volumes increased in the first nine months of 1997 in response to higher demand generated for downstream products by the gasoline end-use markets and the housing and plastic packaging industries.

COST OF SALES Cost of sales was $551 million in the third quarter of 1997 compared to $519 million in the third quarter of 1996, an increase of $32 million. Cost of sales increased $199 million when comparing the first nine months of 1997 to the same period in 1996. These increases were primarily due to increased sales volumes of olefins and methanol. Olefins feedstock costs fluctuated during the two nine month periods, however, crude oil prices on average were slightly lower for the first nine months of 1997 compared to 1996. Olefins feedstock costs dropped significantly from the first quarter of 1997 to the middle of the third quarter of 1997 due to declining prices for crude oil, which impact olefins feedstock costs, but began to increase in the latter part of the third quarter of 1997. Natural gas feedstock costs for methanol were higher due to seasonal winter fuel demand, which was stronger in the first nine months of 1997 compared to the same period in 1996.

SELLING EXPENSES Selling expenses were $2 million lower in the third quarter of 1997 compared to the third quarter of 1996 and $2 million lower when comparing the first nine months of 1997 and 1996. Selling expenses for the petrochemicals segment consist primarily of terminal expenses related to storage and distribution of finished goods and rail freight costs of finished product. The decreases were primarily due to increased freight reimbursements on exchanges and lower distribution expense.

POLYMERS SEGMENT

OPERATING INCOME Operating income for the third quarter of 1997 was $28 million compared to $40 million in the third quarter of 1996. The $12 million decrease was primarily due to lower polymers sales margins due to decreases in polymers sales prices as a result of industry oversupply conditions despite strong demand, especially in polypropylene.

Operating income for the first nine months of 1997 compared to the first nine months of 1996 increased $5 million. This increase was primarily due to higher polymers sales margins as a result of increases in polymers sales prices offset by lower sales volumes and higher feedstock costs. Industry sales price increases became effective towards the end of the first quarter of 1997, but dropped in the third quarter of 1997. Sales volumes were lower due to lower production levels at the Matagorda Facility as a result of the planned turnaround completed in March 1997. Feedstock costs were higher during the first nine months of 1997 as compared to the same period in 1996 due to tighter supply and demand in the olefins markets.

Operating income for the third quarter of 1997 declined by $2 million over the second quarter of 1997 due to sales price decreases that became effective during the third quarter of 1997 offset by increased sales volumes, particularly of HDPE, and product mix.

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

REVENUES Sales and other operating revenues were $216 million in the third quarter of 1997 as well as the third quarter of 1996. The increased sales volumes as a result of increased production capacity due to the planned turnaround at the Matagorda Facility completed in March 1997 was offset by lower sales prices, particularly polypropylene. Sales and other operating revenues for the first nine months of 1997 compared to the first nine months of 1996 increased $67 million. This increase was primarily due to higher polymers sales prices, which were partially offset by decreased volumes as a result of the planned turnaround at the Matagorda Facility.

COST OF SALES Cost of sales was $168 million in the third quarter of 1997 compared to $157 million in the third quarter of 1996, an increase of $11 million. Cost of sales for the first nine months of 1997 compared to the first nine months of 1996 increased $60 million. These increases were primarily due to increased feedstock costs caused by tight supply and demand in the olefins markets.

SELLING EXPENSES Selling expenses were relatively flat in the third quarter of 1997 compared to the third quarter of 1996 and when comparing the first nine months of 1997 and 1996. For the polymers business, the cost of transporting finished products to customers by rail, including rail freight costs and rail car lease expense, is classified as selling expense.

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

The Upgrade Project was completed one month ahead of schedule in the first quarter of 1997. The completion enabled LCR to begin to take full benefit of the Crude Supply Contract in March 1997 and process increasing volumes of very heavy crude oil. The following table sets forth processing rates at the Refinery for the periods indicated. Refinery runs for the 1996 periods presented are primarily heavy crude oil (API 22), whereas the 1997 refinery runs reflect higher volumes of very heavy crude oil (API 17) processed.

                                                      FOR THE THREE MONTHS                     FOR THE NINE MONTHS
                                                       ENDED SEPTEMBER 30                       ENDED SEPTEMBER 30
                                              -----------------------------------     ------------------------------------
                                                    1997                1996                1997                 1996
                                              ---------------     ---------------     ---------------     ----------------
REFINERY RUNS (THOUSAND BARRELS PER DAY)
    Blended crude oil:
        Crude Supply Contract - coked                     213                 117                 183                  119
        Other crude oil - coked                           - -                   4                  16                    4
        Other crude oil                                     4                  87                  15                  104
                                              ---------------     ---------------     ---------------     ----------------

             Total blended crude oil                      217                 208                 214                  227
    Unfinished stock                                       66                  47                  66                   42
                                              ---------------     ---------------     ---------------     ----------------
             Total                                        283                 255                 280                  269
                                              ===============     ===============     ===============     ================

INCOME FROM EQUITY INVESTMENT IN LYONDELL-CITGO REFINING COMPANY LTD. As a result of the completion of the Upgrade Project, the Company's participation interest changed to approximately 59 percent for the second and third quarters of 1997 from approximately 86 percent for the first quarter of 1997. This compares to approximately 87 percent for the first three quarters of 1996. The income from equity investment in LCR represents the Company's share of the results of LCR's operations for the periods presented. Net income before depreciation expense for the period is allocated to LCR's owners based on participation interests. Depreciation expense is allocated to the owners based on contributed assets. Had the Company followed the equity method of accounting for its investment in LCR during 1996, the Company would have recorded a pro forma equity loss of $8 million and pro forma equity income of $25 million for the three months and nine months ended September 30, 1996, respectively.

In comparing the third quarter of 1997 to the third quarter of 1996, the increase in income from equity investment in LCR is due to increased operating income of $64 million offset by higher interest expense and Lyondell's decreased participation percentage. The change in operating income reflects higher margins on increased volumes of very heavy crude oil coked under the Crude Supply Contract, offset by increased production costs.

Upon the completion of the Upgrade Project, LCR began processing increased volumes of very heavy crude oil, which is purchased at a lower cost under the Crude Supply Contract resulting in higher margins. Operational problems experienced in late June 1997 with the new crude unit, as well as the fluid catalytic cracking unit, were related in part to the startup of the new units. These problems resulted in reduced crude processing rates for most of July 1997. Crude processing rates returned to normal levels for the remainder of the third quarter of 1997. Processing very heavy crude oil resulted in higher margins for the third quarter of 1997 despite lower revenues and higher production costs. Total revenues for the third quarter of 1997 compared to the third quarter of 1996 were down for LCR as a result of lower refined products pricing.
Production costs were higher in the third quarter of 1997 versus the same period in 1996 due to higher depreciation expense associated with the Upgrade Project, higher personnel compensation primarily related to salary increases and incentive compensation, and higher maintenance costs associated with the operating problems experienced near the end of June 1997. LCR incurred $11 million of interest cost in the third quarter of 1997, all of which was expensed.

Income from equity investment in LCR for the first nine months of 1997 compared to the same period in 1996 increased $31 million primarily due to LCR's improved operating income offset by higher interest expense as described above. LCR's operating income improved in the first nine months of 1997 compared to 1996 due to improved margins caused primarily by higher volumes of very heavy crude oil coked under the Crude Supply Contract. These improved margins were offset partially by higher production costs, primarily depreciation expense, and lower paraxylene margins.

Comparing the third quarter of 1997 to the second quarter of 1997, income from equity investment in LCR increased $14 million, excluding a $6 million non-recurring re-allocation of depreciation expense between the owners recorded in the second quarter of 1997, due to increased operating income of $24 million. The increase in operating income was caused primarily by higher volumes of very heavy crude oil coked in the third quarter of 1997 as compared to the second quarter of 1997 when the new crude unit, as well as the fluid catalytic cracking unit, experienced operational problems. These problems, which were related in part to the startup of the new units, resulted in reduced crude processing rates that continued through most of July 1997.

UNALLOCATED

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses were $10 million higher comparing the third quarter of 1997 to the third quarter of 1996 and $21 million higher for the first nine months of 1997 compared to the same period for 1996. These increases were primarily due to higher employee compensation costs. Additionally, computer and telecommunications costs and related amortization increased as a result of the implementation of new software and other upgrades in 1997. Expenses for the first nine months of 1997 also increased due to higher non-recurring executive compensation in the first quarter of 1997.

INTEREST EXPENSE Interest expense was flat comparing the third quarter and first nine months of 1997 to the same periods in 1996 due to lower levels of long-term debt outstanding offset by less interest capitalized and higher levels of short-term borrowings in 1997. Interest expense in the third quarter of 1997 decreased from the second quarter of 1997 as overall short-term borrowing levels were lower in the third quarter of 1997.

INTEREST INCOME Interest income increased in the third quarter and the first nine months of 1997 as compared to the same periods in 1996 as more interest income was earned on loans to LCR. Interest income was $1 million higher comparing the third quarter of 1997 to the second quarter of 1997 due to increased loans to LCR.

MINORITY INTEREST Minority interest was $5 million and $13 million for the third quarter and first nine months of 1997, respectively. This represents the allocated share of Lyondell Methanol net income to MCNIC, the minority owner of Lyondell Methanol. Minority interest of $1 million and $(3) million as reported for the third quarter and first nine months of 1996, respectively, represents CITGO's allocated share of LCR's net loss or income for the periods, respectively.

INCOME TAXES The effective income tax rates for the third quarter of 1997 and during the first nine months of 1997 were 36.9 percent and 36.6 percent, respectively. The effective income tax rates for the same periods in 1996 were
35.8 percent and 36.1 percent, respectively. State income tax was the primary difference between the effective tax rates and the 35 percent federal statutory rate.

FINANCIAL CONDITION

Operating Activities - Lyondell's cash provided by operating activities was $278 million for the first nine months of 1997 compared to $51 million for the first nine months of 1996. Net income in the first nine months of 1997 compared to the same period in 1996 increased by $161 million resulting in increased cash flow.

Investing Activities - Cash used in investing activities during the first nine months of 1997 included capital expenditures of $39 million for projects at the various petrochemical facilities. In 1997 the Company loaned LCR $53 million for the Upgrade Project and working capital needs and made other equity contributions to LCR totaling

$1 million. In 1996 the Company loaned LCR $113 million for the Upgrade Project and environmental and other capital expenditures and made other equity contributions to LCR totaling $8 million for capital expenditures. LCR distributed cash in excess of earnings of $18 million to the Company during the first nine months of 1997 and $42 million during the same period in 1996.

Financing Activities - Cash used in financing activities in 1997 consisted primarily of the retirement of $112 million of long-term debt. Distributions to MCNIC, the minority owner of Lyondell Methanol, totaled $12 million for the first nine months of 1997.

The Board of Directors authorized a $75 million stock repurchase program in September 1997. The Company purchased 563,512 shares of common stock for approximately $14 million in September 1997.

The Company paid regular quarterly dividends of $.225 per share of common stock during the first three quarters of 1997. Additionally, on October 24, 1997, the Board of Directors declared a regular quarterly dividend of $.225 per share of common stock, payable December 15, 1997 to stockholders of record on November 25, 1997.

In August 1994, Atlantic Richfield Company ("ARCO") completed an offering of three-year debt securities ("Exchangeable Notes") which were exchangeable upon maturity on September 15, 1997 into Lyondell common stock or an equivalent cash value, at ARCO's option. On September 15, 1997, ARCO delivered shares of Lyondell common stock to the holders of the Exchangeable Notes. The Company purchased the remaining 383,312 shares of common stock held by ARCO after the conversion at a price of $25.66 per share. As of September 30, 1997, ARCO owns no shares of common stock of Lyondell.

CURRENT BUSINESS OUTLOOK

On July 28, 1997, the Company and Millennium Chemicals Inc. ("Millennium") announced an agreement to form a new joint venture, which will be operated as a partnership. The partnership, Equistar Chemicals, LP ("Equistar"), will be owned 57 percent by the Company and 43 percent by Millennium and will own and operate the existing petrochemicals and polymers businesses to be contributed by the two companies. The transaction, which has been unanimously approved by the Boards of Directors of both companies, is subject to approval by both companies' stockholders and satisfaction of certain other conditions. Equistar is expected to commence operations on December 1, 1997. Lyondell will record a charge to expense of approximately $35 million in the fourth quarter of 1997 as a result of severance and other costs related to the transfer of its assets to Equistar.

During the remainder of 1997, management expects that olefins supply and demand fundamentals will be weakening versus the conditions that prevailed in the first nine months of 1997. Additional industry capacity is anticipated to start up in the fourth quarter of 1997 and fewer industry turnarounds are scheduled, which may negatively impact pricing of olefins near year-end and into 1998. However, unplanned industry outages may offset somewhat increased supply and mitigate the pricing effect. Although olefins profitability would be negatively impacted if feedstock costs increase, these cost levels have been lower during the fourth quarter of 1997 than was experienced earlier in the year.

Domestic polymers demand was strong for the first half of 1997, although growth in 1997 has been weak relative to a strong 1996 growth rate due to higher sales prices and export demand that is significantly below levels experienced in the same period in 1996. Additional industry capacity added in the second half of 1997 may negatively impact prices and margins into 1998.

More than 90 percent of LCR's crude oil purchases are made pursuant to the Crude Supply Contract which significantly reduces the crude oil volume which is sensitive to market conditions. Following completion of the Upgrade Project, the benefits of the Crude Supply Contract have resulted in increased profitability and cash flow to the Company. Since late July 1997, when temporary fluid catalytic cracking unit operating problems were resolved, throughput rates have been consistent and strong. These good operating results are expected to continue to be strong for the remainder of the year and into 1998.

Methanol demand should remain strong through the fourth quarter of 1997. Additionally, supply should remain tight due to industry operating problems and delayed plant startups. New industry capacity expected to be added in the fourth quarter of 1997 is expected to lead to price pressures that could continue into 1998. Natural gas feedstock prices dropped late in the first quarter of 1997 but strengthened again during the second and third quarters of 1997. Margins were reduced beginning late in the third quarter of 1997 and management expects this to continue into 1998.

Profitability and cash flows for the petrochemicals, polymers and refining businesses are affected by industry supply and demand, feedstock cost volatility, capital expenditures required to meet more stringent environmental standards, repair and maintenance costs and downtime of production units due to maintenance turnarounds. Turnarounds on major units can have significant financial impacts due to the associated loss of production, resulting in lower profitability.

Management believes business conditions will be such that cash balances, cash generated from operating activities and existing lines of credit will be adequate to meet future cash requirements for scheduled debt repayments, necessary capital expenditures and to sustain for the reasonably foreseeable future the regular quarterly dividend. Management anticipates, in general, increased cash flow from its businesses because of the creation of Equistar and the LCR venture, which should provide greater financial flexibility to the Company. Management intends to accelerate cash flow from its investment in LCR as a result of LCR replacing its current construction financing with longer-term financing and distributing excess funds to the owners of LCR. Management intends that cash flow in excess of the amounts needed to fund operations, capital projects, debt repayments (including the $345 million note payable to Equistar), and maintain an appropriate capital structure, would be used for attractive investment opportunities which meet the Company's value creation criteria or to enhance stockholder value through stock repurchases, increased dividends or some combination thereof.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this report, including those regarding the Current Business Outlook, are "forward-looking statements" within the meaning of the federal securities laws. Although Lyondell believes the expectations reflected in such forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties, and Lyondell can give no assurance that such expectations will prove to have been correct. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the cyclical nature of the refining and petrochemical industries, uncertainties associated with the United States and worldwide economies, current and potential United States governmental regulatory actions, substantial petrochemical capacity additions resulting in oversupply and declining prices and margins, and operating interruptions (including leaks, explosions, fires, mechanical failure, unscheduled downtime, transportation interruptions, and spills and releases and other environmental risks). Many of such factors are beyond Lyondell's ability to control or predict. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or prior earnings levels. In addition, the ultimate benefit from the Equistar transaction will be dependent upon management's ability to close the transaction in a timely manner, integrate the contributed businesses and implement Equistar's business plan.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             27   Financial Data Schedule.

         (b) Reports on Form 8-K

             The following Current Reports on Form 8-K were filed during the quarter ended September 30, 1997 and through the date hereof.

                 Date of Report       Item No.     Financial Statements
                 --------------       --------     --------------------

                 July 28, 1997           5                 None
                August 14, 1997         5, 7               None
               October 17, 1997          7                 None

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Lyondell Petrochemical Company


Dated:   November 12, 1997              /s/  JOSEPH M. PUTZ
                                        ------------------------------
                                        Joseph M. Putz
                                        Vice President and Controller
                                        (Duly Authorized Officer and
                                        Principal Accounting Officer)