Form 10-K405
period 1997-12-31
LYONDELL PETROCHEMICAL CO
filed 1998-03-31
CIK 842635

================================================================================
                                      1997

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
                                _______________
     (Mark One)

     [  X  ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended December 31, 1997

     [     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 1-10145

                         LYONDELL PETROCHEMICAL COMPANY
             (Exact name of Registrant as specified in its charter)

                                _______________

          DELAWARE                                       95-4160558
     (State or other jurisdiction of        (I.R.S. Employee Identification No.)
     incorporation or organization)

         1221 MCKINNEY STREET,
      SUITE 1600, HOUSTON, TEXAS                             77010
  (Address of principal executive offices)                (Zip Code)

      Registrant's telephone number, including area code:  (713) 652-7200

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                            Name of each exchange
          Title of Each Class                on which registered
          -------------------                -------------------
     COMMON STOCK ($1.00 PAR VALUE)          NEW YORK STOCK EXCHANGE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes     [x]     No
                              -----------    ----------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                       [x]
                                     ------

     There were 79,036,488 shares of the registrant's common stock outstanding on December 31, 1997. The aggregate market value of the voting stock held by non-affiliates of the registrant on February 27, 1998 based on the closing price on the New York Stock Exchange composite tape on that date, was $2,075,103,605.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1997 (incorporated by reference under Part III).

================================================================================

                               TABLE OF CONTENTS


Item                                                                   Page
----                                                                   ----


                                    PART I

1. and 2.   Business and Properties...................................... 1
            THE COMPANY'S BUSINESS....................................... 1
            --Development of Business.................................... 1
            LYONDELL BUSINESS STRATEGY................................... 2
            SUMMARY DESCRIPTION OF BUSINESS SEGMENTS..................... 3
            EQUISTAR CHEMICALS, LP....................................... 4
             EQUISTAR BUSINESS STRATEGY.................................. 4
             MANAGEMENT OF EQUISTAR...................................... 4
             EQUISTAR PETROCHEMICALS SEGMENT............................. 5
             -- Overview................................................. 5
             -- Feedstocks and Ethylene Purchases........................ 7
             -- Marketing, Sales and Distribution........................ 8
             -- Competition and Industry Conditions...................... 8
             -- Capital Program.......................................... 9
             EQUISTAR POLYMERS SEGMENT................................... 9
             -- Overview................................................. 9
             -- Feedstocks.............................................. 11
             -- Marketing, Sales and Distribution....................... 11
             -- Competition and Industry Conditions..................... 12
             -- Capital Program......................................... 12
             AGREEMENTS BETWEEN LYONDELL AND EQUISTAR................... 12
             PROPERTIES................................................. 14
             RESEARCH AND TECHNOLOGY; PATENTS AND TRADEMARKS............ 15
             EMPLOYEE RELATIONS......................................... 15
            LYONDELL-CITGO REFINING COMPANY LTD......................... 16
             Overview................................................... 16
             LCR Business Strategy...................................... 16
             Upgrade Project............................................ 16
             1998 Refinancing........................................... 17
             Management of LCR.......................................... 17
             Feedstocks................................................. 17
             Marketing and Sales........................................ 18
             Agreements between Lyondell, CITGO and LCR................. 18
             Agreements between Equistar and LCR........................ 18
             Competition and Industry Conditions........................ 18
             Capital Program............................................ 19
             Properties................................................. 19
             Employee Relations......................................... 19
            LYONDELL METHANOL COMPANY, L.P.............................. 20
             Overview................................................... 20
             Lyondell Methanol Business Strategy........................ 20
             Management of Lyondell Methanol............................ 20
             Feedstocks................................................. 20
             Marketing, Sales and Distribution.......................... 20
             Agreements between Equistar and Lyondell Methanol.......... 20
             Competition and Industry Conditions........................ 21
             Capital Program............................................ 21
             Properties................................................. 21
             Employee Relations......................................... 21

Item                                                                   Page
----                                                                   ----

            LYONDELL PROPERTY AND EMPLOYEE RELATIONS...................  21
            ENVIRONMENTAL MATTERS......................................  21
3.          Legal Proceedings..........................................  22

            EXECUTIVE OFFICERS OF THE REGISTRANT.......................  24
4.          Submission of Matters to a Vote of Security Holders........  24

                                    PART II

5.          Market for Registrant's Common Equity and Related
              Stockholder Matters......................................  25
6.          Selected Financial Data....................................  26
7.          Management's Discussion and Analysis of Financial Condition
              and Results of Operations................................  26
8.          Financial Statements and Supplementary Data................  40
9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................................  99

                                   PART III

10.         Directors and Executive Officers of the Registrant.........  99
11.         Executive Compensation.....................................  99
12.         Security Ownership of Certain Beneficial Owners and
              Management...............................................  99
13.         Certain Relationships and Related Transactions.............  99

                                    PART IV

14.         Exhibits, Financial Statement Schedules and Reports on
              Form 8-K................................................. 100

                                     PART I


ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

                             THE COMPANY'S BUSINESS

Lyondell Petrochemical Company ("Lyondell" or the "Company") operates through its interests in three joint ventures in the petrochemicals, polymers, refining and methanol businesses. Through its 57 percent interest in Equistar Chemicals, LP, a Delaware limited partnership ("Equistar"), Lyondell manufactures a wide variety of petrochemicals and polymers. Equistar's petrochemicals business manufactures olefins, methyl tertiary butyl ether ("MTBE"), aromatics and ethyl alcohol. Equistar's petrochemicals products are used primarily in the manufacture of other chemicals and products, including the production of polymers by Equistar and its customers. Equistar's polymers business manufactures polyolefins, including high density polyethylene ("HDPE"), low density polyethylene ("LDPE"), linear low density polyethylene ("LLDPE"), polypropylene and performance polymers, all of which are used in the production of a wide variety of consumer and industrial products. Equistar's performance polymers include enhanced grades of polyethylene, including wire and cable resins, concentrates and compounds, and polymeric powders. Through its 58.5 percent interest in LYONDELL-CITGO Refining Company Ltd., a Texas limited liability company ("LCR"), the Company produces refined petroleum products, including gasoline, low sulfur diesel, jet fuel, aromatics and lubricants ("lube oils"). LCR sells its principal refined products primarily to CITGO Petroleum Corporation ("CITGO"). Lyondell produces methanol through its 75 percent interest in Lyondell Methanol Company, L.P., a Texas limited partnership ("Lyondell Methanol").

DEVELOPMENT OF BUSINESS

From its formation in 1985 through January 1989, Lyondell operated first as a division, and later as a wholly owned subsidiary, of Atlantic Richfield Company ("ARCO"). In January 1989, ARCO completed an initial public offering of approximately 50.1 percent of the Company's Common Stock. In September 1997, ARCO divested substantially all of its remaining holdings of the Lyondell Common Stock pursuant to the terms of notes issued by ARCO in August 1994, which were satisfied at maturity by the delivery of shares of Lyondell Common Stock held by ARCO. On September 15, 1997, ARCO filed an amendment to its Schedule 13D filed with the Securities and Exchange Commission indicating that, effective as of such date, it had ceased to beneficially own greater than five percent of the outstanding Lyondell Common Stock.

In July 1993, pursuant to agreements between the Company and CITGO (and its affiliates), the Company contributed its refining business, including its Houston, Texas refinery ("the Refinery"), its lube oil blending and packaging plant in Birmingport, Alabama and refining working capital to LCR. The Company retained a 90 percent interest in LCR through its wholly owned subsidiary, Lyondell Refining Company, while CITGO held the remaining approximately 10 percent interest. Following completion of a major upgrade project (the "Upgrade Project") at the Refinery in the first quarter of 1997, the Company's interest in LCR was reduced to 58.5 percent. See "LYONDELL-CITGO REFINING COMPANY LTD. -- Upgrade Project".

In May 1995, the Company acquired Occidental Chemical Corporation's ALATHON/(R)/ HDPE business. Assets involved in this acquisition included resin production facilities in Matagorda County and Victoria, Texas, related research and development activities and the rights to the ALATHON/(R)/ trademark.

In December 1996, the Company announced the formation of Lyondell Methanol with MCN Investment Corporation ("MCNIC"), a division of MCN Corporation, to own the Company's 248 million gallons per year methanol plant. Under the terms of the agreement, MCNIC purchased a 25 percent interest in the methanol plant. Lyondell retained a 75 percent interest and serves as managing partner. Since December 1997 Equistar has served as the operator of Lyondell Methanol.

In December 1997, following approval by the stockholders of each company, Lyondell and Millennium Chemicals Inc. ("Millennium") combined most of their petrochemicals and polymers businesses in Equistar. Lyondell contributed substantially all of the assets comprising its petrochemicals and polymers business segments, as well as a $345 million note, in exchange for a 57 percent interest in Equistar. Equistar also assumed $745 million of Lyondell's debt. Millennium contributed substantially all of the assets comprising its olefins, ethyl alcohol, polyethylene, polypropylene and performance products businesses, which had been held in Millennium Petrochemicals Inc. ("Millennium Petrochemicals"), a wholly owned subsidiary of Millennium. In exchange, Millennium received a 43 percent interest in Equistar, Equistar repaid $750 million of debt due to Millennium from its contributed businesses and Millennium retained $250 million of its accounts receivable.

On March 20, 1998, Lyondell and Millennium announced an agreement to expand Equistar with the addition of the ethylene, propylene and ethylene oxide ("EO") and ethylene glycol ("EG") derivatives businesses of Occidental Chemical Corporation ("Occidental Chemical"), a subsidiary of Occidental Petroleum Corporation ("Occidental"). This addition will include three olefins plans, an EO/EG derivatives plant and Occidental Petroleum's 50 percent interest in a joint venture with DuPont, which operates an EO/EG plant. Occidental Petroleum will also contribute more than 950 miles of pipelines located on the Gulf Coast of the United States. Equistar will assume approximately $200 million of Occidental Petroleum debt. The Company believes that this transaction will make Equistar the world's second largest producer of ethylene with more than 11.4 billion pounds of annual capacity.

The transaction, which is subject to, among other things, Occidental board approval, regulatory approval and the acquisition by Equistar of a larger credit facility, is expected to close by mid-year 1998. At closing, Equistar will borrow approximately $500 million of additional debt in order to distribute cash of approximately $425 million to Occidental Petroleum and $75 million to Millennium. Following the closing, Equistar will be owned 41 percent by Lyondell and Millennium and Occidental will each own 29.5 percent. Equistar and Occidental will also enter into a long-term agreement for Equistar to supply the ethylene requirements for Occidental's chlorovinyls business.

The Company's principal executive offices are located at 1221 McKinney Street, Houston, Texas 77010 (Telephone (713) 652-7200).

                           LYONDELL BUSINESS STRATEGY

Lyondell's mission is to maximize total return to its stockholders. Lyondell recently announced its goal to grow earnings per share by ten percent on a five-year rolling average. The focus is on generating maximum earnings and cash flow, and deploying that cash in a manner that creates value for Lyondell's stockholders. The Company seeks to achieve this through active management of its joint venture interests. This strategy focuses on three elements:

     . Pursue efforts to continually improve the low cost structure of its joint ventures. Lyondell believes that the formation of Equistar provides the opportunity to significantly improve the cost position of the petrochemicals and polymers businesses. LCR is implementing a strategic plan to improve the cost structure of the refining segment.

     . Continue to seek opportunities to expand or diversify Lyondell's business. This could be through focused capital investment, additional joint ventures, acquisitions or other arrangements designed to add economic value. Such opportunities could be undertaken by Lyondell directly or through one of its joint ventures.

     . Explore all options to maximize total return to stockholders, including various methods of returning cash directly to stockholders.

Both the Company's ability to undertake and fund the particular strategies described above and the level of the Company's capital commitments and expenditures from period to period will be affected by a variety of factors including, without limitation, the general business environment, as well as changes in applicable government regulations and tax laws.

                    SUMMARY DESCRIPTION OF BUSINESS SEGMENTS

Through the year ended December 31, 1996, the Company reported its results of operations in two segments, petrochemicals and refining. Beginning in 1997, the Company reported the results of its polymers operations as a separate segment. Beginning in 1998, the Company will report results in four segments: petrochemicals, polymers, refining and methanol. Accordingly, for purposes of this summary description of business segments, the Company's methanol business is discussed as a separate segment. The Company operates in the petrochemicals and polymers segments through Equistar, in the refining segment through LCR and in the methanol segment through Lyondell Methanol.

The following chart shows the organization of Lyondell's joint ventures and segments, as well as each joint venture's 1997 sales revenues, which, in the case of Equistar represents pro forma sales revenues for 1997 (as if Equistar had been formed on January 1, 1997). Total sales revenue is shown for each joint venture, of which ventures Lyondell owns the specified percentage.


                             [Chart Appears Here showing Lyondell's ownership
interests in each of Equistar (57 percent), LCR (58.5 percent) and Lyondell Methanol (75 percent); the 1997 sales revenues of each of Equistar (pro forma), LCR and Lyondell Methanol, which were $4.5 billion, $2.7 billion and $165 million, respectively; and the primary products of each of the petrochemicals, polymers, refining and methanol segments]


For additional segment information for each of the three years in the three-year period ended December 31, 1997, see Note 21 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             EQUISTAR CHEMICALS, LP

EQUISTAR BUSINESS STRATEGY

Equistar's strategies include:

 . Achieve synergy targets in earnings and cash flow and continue to reduce costs, by focusing on:
    . Aligning and optimizing processing units for improved on-stream time and increased throughput
    . Maximizing the value of the olefin co-products produced in the olefins operations
    .  Lowering distribution costs through volume leverage
    .  Reducing raw materials costs

 . Focus on capital projects designed to increase reliability and undertake cost efficient debottlenecking of value-added product lines. Equistar plans to do this in part by:
    . Completing 125 million pound HDPE expansion at its Victoria facility with an expected startup in late 1998, with committed sales base in high value products
    . Proceeding with 480 million pound HDPE resin expansion project at its Matagorda facility for late 1999 startup, to support continued high-molecular weight HDPE film growth

 . Pursue a market strategy of expanding value-added businesses, with minimal capital especially by:
    . Increasing sales volume in key markets, such as high molecular weight and medium molecular weight high-density polyethylene film resins, value and specialty injection molding resins, wire and cable resins and sheet resin products

 . Leverage technology, including by:
    . Pursuing research on alternative olefins feedstock technology as a method to lower costs and gain competitive advantage
    . Combining Lyondell-contributed single-site catalyst proprietary technology with Millennium-contributed process technologies, enabling Equistar to optimize production of higher-margin value-added products

MANAGEMENT OF EQUISTAR

Equistar is a limited partnership organized under the laws of the state of Delaware and is a pass-through entity for federal income tax purposes. Lyondell owns its interest in Equistar through two wholly owned subsidiaries, one of which serves as a general partner of Equistar and one of which serves as a limited partner. Similarly, Millennium owns its interest in Equistar through two wholly owned subsidiaries, one a general partner and one a limited partner. Lyondell holds a 57 percent interest and Millennium holds a 43 percent interest in Equistar. The Partnership Agreement of Equistar (the "Equistar Partnership Agreement") governs, among other things, ownership, cash distributions, capital contributions and management of Equistar.

The Equistar Partnership Agreement provides that Equistar is governed by a Partnership Governance Committee, consisting of six representatives, three appointed by each general partner. Matters requiring agreement by the representatives of Lyondell and Millennium include changes in the scope of Equistar's business, the five year strategic plan (and annual updates thereof), the sale or purchase of assets or capital expenditures of more than $30 million not contemplated by the strategic plan, requiring additional investments by Equistar's partners over certain amounts, merging or combining with another business and certain other matters. All decisions of the Partnership Governance Committee that do not require unanimity between Lyondell and Millennium may be made by Lyondell's representatives alone. The day-to-day operations of Equistar are managed by the executive officers of Equistar. Dan Smith, the Chief Executive Officer of Lyondell, also serves as Chief Executive Officer of Equistar.

EQUISTAR PETROCHEMICALS SEGMENT

OVERVIEW

Equistar produces petrochemicals at seven facilities located in five states. The Channelview, Texas facility includes two large olefins plants and related processing units that produce ethylene, propylene, butadiene, butylenes, benzene, toluene, hydrogen and certain specialty products, such as isoprene, dicyclopentadiene ("DCPD"), resin oils and piperylenes, along with gasoline blendstocks and heavy liquid fuels. The La Porte, Texas, Morris, Illinois and Clinton, Iowa complexes each include one large olefins plant that primarily produces ethylene, substantially all of which is consumed internally by Equistar's polymers operations. Feedstocks for the Channelview and LaPorte facilities and ethylene and propylene products are stored at Equistar's Mont Belvieu, Texas storage facility and terminals on the Houston ship channel. A comprehensive pipeline system connects the two plants with major olefins customers. Feedstocks for Equistar's Morris and Clinton facilities are shipped via pipeline.

Equistar produces synthetic ethyl alcohol at its Tuscola, Illinois plant by a direct hydration process that combines water and ethylene. Equistar also owns and operates facilities at Newark, New Jersey and Anaheim, California for denaturing ethyl alcohol by the addition of certain chemicals. In addition, it produces small volumes of diethyl ether, a by-product of its ethyl alcohol production, at Tuscola. These ethyl alcohol products are ingredients in various consumer products and are used for other consumer and industrial purposes, as described more fully in the table below.

Equistar's petrochemicals products are used to manufacture intermediate chemicals, which are primarily used in a variety of consumer and industrial products. Petrochemicals are fundamental to many segments of the economy, including the production of consumer products, housing components, automotive products and other durable and non-durable goods. Ethylene is the most significant petrochemical in terms of worldwide production volume and is the key building block for polyethylene and a large number of other chemicals, plastics and synthetics. With the strong growth of end-use products derived from ethylene during the past several decades, especially as plastics have developed into low cost, high performance substitutes for a wide range of materials such as metals and paper, U.S. ethylene consumption has grown by an average annual rate of more than four percent.

The following table outlines Equistar's primary petrochemical products, annual capacity and the primary uses for such products.

-----------------------------------------------------------------------------------------------------------------------------
                       RATED
PRODUCT                CAPACITY (a)             PRIMARY USES
-------                ------------             ------------
-----------------------------------------------------------------------------------------------------------------------------
OLEFINS
-----------------------------------------------------------------------------------------------------------------------------
ETHYLENE               7.7 billion pounds       Ethylene is used as a feedstock to manufacture polyethylene, ethylene oxide, ethylene dichloride and ethylbenzene.  Polyethylene is used for films for food packaging and trash bags and for blow-molded bottles for milk, orange juice, shampoo and detergents.  Ethylene oxide is used to produce ethylene glycol which in turn is used to produce antifreeze and polyester.  Ethylene dichloride is used to produce polyvinyl chloride
                                                (PVC) for pipe and other vinyl products.  Ethylbenzene is used to produce styrene, which in turn is used to produce polystyrene for food packaging and drinking cups.
-----------------------------------------------------------------------------------------------------------------------------
PROPYLENE              3.4 billion pounds (b)   Propylene is used to produce polypropylene, acrylonitrile and propylene oxide.  Polypropylene is used in products such as caps, closures, rigid packaging and carpet facing and backing.  Acrylonitrile is used in clothing (acrylic fibers) and high impact plastics (computers, auto parts). Propylene oxide is used in polyurethane foams for furniture and insulation.
-----------------------------------------------------------------------------------------------------------------------------
BUTADIENE              840 million pounds       Butadiene is used to manufacture styrene butadiene rubber and polybutadiene rubber, which are used in the manufacture of tires, hoses, gaskets and other rubber products. Butadiene is also used in the production of paints, adhesives, nylon clothing, carpets and engineering plastic parts.
-----------------------------------------------------------------------------------------------------------------------------
AROMATICS
-----------------------------------------------------------------------------------------------------------------------------
BENZENE                117 million gallons      Benzene is used to produce styrene, phenol and cyclohexane.
                                                These products are used in the production of nylon, plastics, rubber, and polystyrene.  Polystyrene is used in life preservers, food packaging and drinking cups.
-----------------------------------------------------------------------------------------------------------------------------
TOLUENE                40 million gallons       Toluene is used as an octane enhancer in gasoline and as a chemical feedstock for benzene production.
-----------------------------------------------------------------------------------------------------------------------------
OXYGENATED PRODUCTS
-----------------------------------------------------------------------------------------------------------------------------
MTBE                   199 million gallons      MTBE is an octane enhancer and clean fuel additive in reformulated gasoline.
-----------------------------------------------------------------------------------------------------------------------------

____________________
(a) Represents rated capacity at January 1, 1998. The term "rated capacity", as used in this table, is calculated by estimating the number of days in a typical year that a production unit of a plant is expected to operate, after allowing for downtime for regular maintenance, and multiplying that number by an amount equal to the unit's optimal daily output based on the design feedstock mix. Because the rated capacity of a production unit is an estimated amount, the actual production volumes may be more or less than rated capacity. Capacities shown include 100 percent of the capacity of Equistar, of which the Company owns 57 percent.

(b) Does not include refinery grade material or production from the product flexibility unit at the Channelview facility, which has a current rated capacity of one billion pounds per year of propylene.

-------------------------------------------------------------------------------------------------------------------------
                      RATED
PRODUCT               CAPACITY (a)         PRIMARY USES
-------               ------------         ------------
-------------------------------------------------------------------------------------------------------------------------
SPECIALTY PRODUCTS
-------------------------------------------------------------------------------------------------------------------------
DICYCLOPENT-          100 million pounds   DCPD is a component of inks, adhesives and polyester resins for molded
ADIENE                                     parts such as tub and shower stalls and boat hulls.
 (DCPD)
-------------------------------------------------------------------------------------------------------------------------
ISOPRENE              105 million pounds   Isoprene is a component of premium tires, adhesive sealants and other rubber products.
-------------------------------------------------------------------------------------------------------------------------
RESIN OIL             120 million pounds   Resin oil is used in the production of hot melt adhesives, inks, sealants,
                                           paints and varnishes.
-------------------------------------------------------------------------------------------------------------------------
PIPERYLENES           100 million pounds   Piperylenes are used in the production of adhesives, inks and sealants.
-------------------------------------------------------------------------------------------------------------------------
HYDROGEN              80 million cubic     Required by refineries to remove sulfur from process gas in heavy crude
                      feet/day             oil.
-------------------------------------------------------------------------------------------------------------------------
ALKYLATE (c)          19,000 barrels/day   Alkylate is a premium blending component used by refiners to meet
                                           Clean Air Act standards for reformulated gasoline.
-------------------------------------------------------------------------------------------------------------------------
ETHYL ALCOHOL         50 million gallons   Ethyl alcohol is used in the production of solvents, household, medicinal and personal care products and as a chemical intermediate for applications such as vinegar.
-------------------------------------------------------------------------------------------------------------------------
DIETHYL ETHER         5 million gallons    Diethyl ether is used in laboratory reagents, gasoline and diesel engine starting fluid, liniments, analgesics and smokeless gun powder.
-------------------------------------------------------------------------------------------------------------------------

____________________
(c) Includes up to 11,250 barrels/day of capacity which is operated for the benefit of LCR.

FEEDSTOCKS AND ETHYLENE PURCHASES

Feedstock cost is generally the largest component of total cost for the petrochemicals business. Olefins plants with the flexibility to consume a wide range of feedstocks are better able to maintain higher levels of profitability during periods of changing energy and petrochemicals prices than olefins plants that are restricted in their feedstock processing capability. The primary feedstocks used in the production of olefins are natural gas liquids feedstocks including ethane, propane and butane (collectively "NGLs") and naphtha, condensates and gas oils (collectively "Petroleum Liquids"). As of January 1, 1998, approximately 50 percent of domestic ethylene capacity was limited to NGL feedstocks, and approximately 45 percent could process to some extent both NGLs and Petroleum Liquids. Petroleum Liquids have had a historical variable margin advantage over ethane and propane. The industry variable margin differential between naphtha and ethane has typically been between one and four cents per pound of ethylene. Equistar has the capability to capture this differential at the Channelview facility due to its feedstock flexibility. The Channelview facility is unusually flexible in that it can process 100 percent Petroleum Liquids or up to 90 percent NGL feedstocks. Equistar's three other olefins facilities currently process only NGLs, however Equistar plans to upgrade the LaPorte, Texas facility and to integrate the operation of the LaPorte and Channelview facilities so that the LaPorte facility can process Petroleum Liquids and its resulting byproducts can be processed at the Channelview facility.

Equistar obtains a portion of its olefins feedstock requirements from LCR (NGLs, naphtha and gas oil). The remainder of its Petroleum Liquids requirements are obtained under contracts or on the spot market from a variety of domestic and foreign sources. Equistar also purchases NGLs from a wide variety of domestic sources.

In addition to producing its own ethylene, Equistar assumed certain agreements of Millennium Petrochemicals for the purchase of ethylene from Gulf Coast producers at market prices. Ethylene purchase obligations under such contracts will decline to zero by December 2000.

MARKETING, SALES AND DISTRIBUTION

Ethylene produced by the LaPorte, Morris and Clinton facilities generally is consumed as feedstock by Equistar polymers operations at those sites. The Channelview facility supplies significant amounts of ethylene to Equistar's Pasadena, Texas facility via pipeline and to the Victoria and Matagorda facilities via exchange arrangements. Overall, currently approximately 75 percent of Equistar's sales of ethylene are to its polymers segment. Intersegment sales are made at prices based on current market prices.

With respect to sales to third parties, Equistar sells a majority of its olefins products to customers with whom Lyondell had long-standing relationships. Sales to third parties generally are made pursuant to written agreements which typically provide for monthly negotiation of price. The parties are contractually committed to monthly price terms. Nonetheless, in some cases, if the parties fail to agree on a monthly price, deliveries may be suspended for the month. The contracts typically require the customer to purchase a specified minimum quantity. Contract terms are typically three to six years with automatic one or two year term extension provisions. Some contracts are subject to early termination if deliveries have been suspended for several months.

Equistar sells most of its aromatics production under contracts that have initial terms ranging from two to three years and that typically contain automatic one year term extension provisions. These contracts generally provide for monthly or quarterly price adjustments based upon current market prices. Aromatics produced at the Refinery, with the exception of benzene, are marketed by Equistar for LCR under contracts with similar terms to its own. Benzene produced at the Refinery is sold directly to Equistar at market-related prices.

Equistar licenses MTBE technology from a third party and sells a significant portion of MTBE produced at one of its two Channelview units to such party at market-based prices. The production from the second unit is consumed by LCR for gasoline blending. In addition, Equistar has entered into a joint development and licensing arrangement to accelerate commercialization of two isomerization processes that produce feedstocks for MTBE and tertiary amyl methyl ether ("TAME") which are blending components for reformulated gasoline.

Most of the ethylene and propylene production of the Channelview facility is shipped via an extensive pipeline system which has connections to numerous Gulf Coast ethylene and propylene consumers. The pipeline system is owned by a third party, and substantially all of it is leased by Equistar under long-term leasing arrangements. Equistar also owns pipelines, operated by a third party, that are connected to its LaPorte facilities and certain of its customers. Equistar leases other pipelines from other third parties and has exchange agreements with other olefins producers which allow access to customers who are not directly connected to its pipeline systems. Some propylene is shipped by ocean-going vessel. Butadiene, aromatics and other petrochemicals are distributed by pipeline, railcar, truck, barge or ocean-going vessel.

COMPETITION AND INDUSTRY CONDITIONS

The basis for competition in Equistar's petrochemicals products is product quality, product deliverability, customer service and price. Equistar competes with other large domestic producers of petrochemicals, including Amoco Chemical Company, Chevron Chemical Company, Dow Chemical Company, Exxon Chemical Company, Huntsman Chemical, Mobil Chemical Company, Phillips Petroleum Company, Shell Chemical Company and Union Carbide Company.

The combined rated capacity of Equistar's olefins units at January 1, 1998 was approximately 7.7 billion pounds of ethylene per year or approximately 12 percent of total North American production capacity. Based on published rated production capacities, the Company believes that Equistar is the largest producer of ethylene in North America. North American industry ethylene rated capacity at January 1, 1998 was approximately 64 billion pounds per year. Of the total ethylene production capacity in the United States, approximately 95 percent is located along the Gulf Coast, and approximately 75 percent is owned by nine manufacturers.

Petrochemicals profitability is affected by the level of demand for petrochemicals and derivatives, including exports throughout the world, along with vigorous price competition among producers which may intensify due to, among other things, the addition of new capacity. In general, weak economic conditions either in the United States or in the world and higher feedstock costs tend to reduce demand and put pressure on margins. Capacity additions in excess of annual growth also put pressure on margins. It is not possible to predict accurately the changes in feedstock costs, market conditions and other factors which will affect petrochemical industry margins in the future.

The petrochemicals industry historically has experienced significant volatility in supply and demand. Historically, as a producer of olefins primarily for merchant supply to unaffiliated customers, Lyondell had typically experienced greater variations in its sales volumes and profitability when industry supply and demand relationships are at extremes in comparison to more integrated competitors, i.e., those with a higher proportion of captive demand for olefins derivatives production. However, Equistar currently sells approximately 75 percent of its ethylene production to Equistar's downstream polymers facilities, which has the effect of reducing historical volatility.

Equistar's other major commodity chemical products also experience cyclical market conditions similar to (although not necessarily coincident with) those of ethylene.

CAPITAL PROGRAM

Lyondell's fixed asset capital expenditures for its petrochemical segment for the first eleven months of 1997, together with such expenditures by Equistar during December 1997, totaled $34 million. The capital budget for Equistar's petrochemicals segment for 1998 is $113 million which includes initial spending for conversion of the LaPorte facility to process a higher percentage of Petroleum Liquids. It is expected that these capital needs will be internally funded by Equistar.

As part of its ongoing operations, Equistar periodically conducts maintenance turnarounds on its facilities. Although turnarounds on principal facilities are usually scheduled well in advance, the timing of such turnarounds can be accelerated or delayed because of numerous factors, some of which are beyond the Equistar's control.

EQUISTAR POLYMERS SEGMENT

OVERVIEW

Through twelve facilities located in four states, Equistar's polymers segment manufactures a wide variety of polyolefins, including various polyethylenes and polypropylene and performance polymers.

Equistar currently manufactures polyethylene using a variety of technologies at six facilities in Texas and at its Morris, Illinois and Clinton, Iowa facilities. The Morris and Clinton facilities are the only petrochemical industry polyethylene facilities located in the Midwest and enjoy a freight cost advantage over Gulf Coast producers in delivering products to customers in the Midwest and on the East Coast of the United States. Polyethylenes are used in a wide variety of consumer products, packaging materials and industrial applications, as described more fully in the following table.

The Morris and Pasadena facilities manufacture polypropylene using propylene produced as a co-product of Equistar's ethylene production as well as propylene purchased from third parties. Polypropylene is sold for various applications in the automotive, housewares and appliance industries. Equistar also produces performance polymer products, which include enhanced grades of polyethylene and polypropylene, at several of its polymers facilities. The Company believes that, over a business cycle, average selling prices and profit margins for performance polymers tend to be higher than selling prices and profit margins for higher-volume commodity polyethylenes. Equistar produces concentrates and compounds at its facilities in Crockett, Texas, Fairport Harbor, Ohio and Heath, Ohio. Concentrates and compounds are polyethylene compounds impregnated with additives and/or pigments and sold to converters who mix the compounds with larger volumes of polymers, including polyethylene, to produce various products.

The following table outlines Equistar's polymers and performance polymers products, annual capacity, the primary uses for such products and Equistar brand names:


-----------------------------------------------------------------------------------------------------------------------------------

                                       RATED
PRODUCT                                CAPACITY (a)  PRIMARY USES                                              BRAND NAMES
-------                                ------------  -------------                                             -----------
-----------------------------------------------------------------------------------------------------------------------------------

POLYETHYLENE AND POLYPROPYLENE
-----------------------------------------------------------------------------------------------------------------------------------

HIGH DENSITY POLYETHYLENE (HDPE)       3.4 billion   Grocery, merchandise and trash bags; food containers      ALATHON/(R)/
                                       pounds (b)    for items from frozen desserts to margarine; caps and     Petrothene/(R)/
                                                     closures; liners for boxes of cereal and crackers;
                                                     plastic drink cups and toys; dairy crates; bread trays
                                                     and pails for items from paint to fresh fruits and
                                                     vegetables; safety equipment such as hard hats; house
                                                     wrap for insulation; bottles for household/industrial
                                                     chemicals and motor oil; milk/water/juice bottles;
                                                     large (rotomolded) tanks for storing liquids like
                                                     agricultural and lawn care chemicals
-----------------------------------------------------------------------------------------------------------------------------------

LOW DENSITY POLYETHYLENE (LDPE)        1.7 billion   Food packaging films; plastic bottles for packaging       Petrothene/(R)/
                                       pounds        food and personal care items; dry cleaning bags; ice      Acrythene/(R)/ (EMA)
                                                     bags; pallet shrink wrap; heavy-duty bags for mulch and   Ultrathene/(R)/ (EVA)

                                                     potting soil; boil-in-bag bags; coatings on flexible
                                                     packaging products; coating on paper board such as milk
                                                     cartons.  Specialized forms of LDPE are Ethyl Methyl
                                                     Acrylate (EMA), which provides adhesion in a variety of
                                                     applications, and Ethylene Vinyl Acetate (EVA), which
                                                     is used in foamed sheets, bag-in box bags, vacuum
                                                     cleaner hoses, medical tubing, clear sheet protectors,
                                                     flexible binders.
-----------------------------------------------------------------------------------------------------------------------------------

LINEAR LOW DENSITY POLYETHYLENE        1.1 billion   Garbage/lawn-leaf bags; housewares; lids for coffee       Petrothene/(R)/
 (LLDPE)                               pounds        cans, margarine tubs; large (rotomolded) toys like
                                                     outdoor gym sets.
-----------------------------------------------------------------------------------------------------------------------------------

POLYPROPYLENE                          680 million   Fibers for carpets, rugs, upholstery; housewares;         KromaLon/(R)/
                                       pounds        automotive battery cases; automotive fascia, running      Petrofil/(R)/
                                                     boards, bumpers; grid-type flooring for sports            Petrothene/(R)/
                                                     facilities; fishing tackle boxes; bottle caps and         KromaLux/(R)/
                                                     closures.                                                 KromaTex/(R)/
                                                                                                               Flexathene/(R)/
-----------------------------------------------------------------------------------------------------------------------------------


____________

(a)  The term "rated capacity," as used in this table is defined on page 6.

(b) Equistar has undertaken a debottleneck project at its Victoria Facility that will expand the plant's HDPE capacity by approximately 125 million pounds and is scheduled to be completed in late 1998. A 480 million pound HDPE resin expansion project at the Matagorda facility has a targeted start up of third quarter 1999.

-----------------------------------------------------------------------------------------------------------------------------------

                        RATED
PRODUCT                 CAPACITY (a)  PRIMARY USES                                              BRAND NAMES
-------                 ------------  -------------                                             -----------
-----------------------------------------------------------------------------------------------------------------------------------
PERFORMANCE POLYMERS
-----------------------------------------------------------------------------------------------------------------------------------
WIRE AND CABLE          (c)           Insulation and jacketing resins and compounds for         Petrothene/(R)/
RESINS AND                            automotive wiring, telecommunications and power
 COMPOUNDS                            cable, and electronics and computer wiring.
-----------------------------------------------------------------------------------------------------------------------------------

POLYMERIC               (c)           Component product in structural and bulk molding          Microthene/(R)/
 POWDERS                              compounds, parting agents and filters for appliance,
                                      automotive and plastics processing industries.


-----------------------------------------------------------------------------------------------------------------------------------
CONCENTRATES AND        (c)           Provides: color in film, bottles, foam sheet; the         Spectratech/(R)/
 COMPOUNDS                            "slip"
                                      that keeps film from sticking together; flame
                                      retardancy; resistance to UV radiation; the "gas
                                      bubbles" to make foamed plastic products.
-----------------------------------------------------------------------------------------------------------------------------------
POLYMERS FOR            (c)           Component in hot-metal-adhesive formulations for
 ADHESIVES,                           case, carton and beverage package sealing, glue           Petrothene/(R)/
 SEALANTS AND                         sticks, automotive sealants, carpet backing and           Ultrathene/(R)/
 COATINGS                             coextruded adhesive labels.
-----------------------------------------------------------------------------------------------------------------------------------
REACTIVE                (c)           Functionalized polymers used to bond non-polar and        Plexar/(R)/
 POLYLEFINS                           polar substrates in barrier food packaging, wire and
                                      cable insulation and jacketing, automotive gas tanks
                                      and metal coating applications.
-----------------------------------------------------------------------------------------------------------------------------------
LIQUID                  (c)           A diesel fuel additive to inhibit freezing.               Vynathene/(R)/L
 POLYOLEFINS
-----------------------------------------------------------------------------------------------------------------------------------

____________

(c) These are enhanced grades of polyethylene and are included in the capacity figures for LDPE, HDPE and LLDPE above, as appropriate.

Research and development for Equistar's polymers segment is conducted in laboratories at its Cincinnati, Ohio facility and at pilot plants in Matagorda, Texas and Morris, Illinois. These facilities provide product and process technology support for polymers operations and its customers. See "-- RESEARCH AND TECHNOLOGY; PATENTS AND TRADEMARKS."

FEEDSTOCKS

The polymers operations at the Morris, Clinton and LaPorte facilities receive their primary supply of ethylene from the upstream petrochemicals facilities located at those sites. The ethylene and propylene converted at the Pasadena facility are supplied by the Channelview facility either directly or via exchange arrangements. Equistar supplies from its own production the majority of the ethylene consumed by the Victoria and Matagorda facilities via exchange arrangements. The Port Arthur, Texas facility receives its ethylene via pipeline from Equistar and third parties.

MARKETING, SALES AND DISTRIBUTION

Equistar's polymers products are primarily sold to an extensive base of established customers, many under term contracts, typically having a duration of one to three years. The remainder is generally sold without contractual term commitments. In either case, in most of the continuous supply relationships, prices are subject to change upon mutual agreement between Equistar and the customer.

Polymers are primarily distributed via railcar. Equistar owns or leases, pursuant to long-term lease arrangements, approximately 7,000 railcars for use in its polymers business. Equistar sells its polymers products in the United States primarily through its own sales organization. It generally engages sales agents to market its products in the rest of the world.

COMPETITION AND INDUSTRY CONDITIONS

The basis for competition in Equistar's polymers products is product performance, product quality, product deliverability, customer service and price. Equistar competes with other large producers of polymers, including Chevron Chemical Corporation, Dow Chemical Company, Eastman Chemical Company, Exxon Chemical Company, Fina, Formosa Plastics, Huntsman Chemical Company, NOVA Corporation, Phillips Petroleum Company, Solvay Polymers, Union Carbide Company and Westlake Polymers. Polymers profitability is affected by the level of demand for polymers, including exports throughout the world, along with vigorous price competition which may intensify due to, among other things, new domestic and foreign industry capacity. In general, weak economic conditions either in the United States or in the world tend to reduce demand and put pressure on margins. It is not possible to predict accurately the changes in feedstock costs, market conditions and other factors which will affect polymers industry margins in the future.

Based on published rated industry capacities, Equistar is the largest producer of polyethylene in the world, and is a leading domestic producer of polyolefin powders, compounds, wire and cable resins, and polymers for adhesives. The combined rated capacity of Equistar's polyethylene units as of January 1, 1998, was approximately 6.2 billion pounds per year, or approximately 18% of total North American production capacity. There are 19 other North American producers of polyethylene, including Exxon, Dow, Chevron, Phillips, Union Carbide and Solvay. Equistar's polypropylene capacity, 680 million pounds per year as of January 1, 1998, represents just under 5% of the total North American polypropylene capacity. There are 12 other North American competitors in the polypropylene business, including Montell, Exxon, Amoco and Fina.

CAPITAL PROGRAM

Lyondell's fixed asset capital expenditures for its polymers segment for the first eleven months of 1997, together with such expenditures by Equistar during December 1997 totaled $17 million. The capital budget for Equistar's polymers segment for 1998 is $87 million which includes the debottleneck at the Victoria facility and expansion of HDPE capacity at the Matagorda facility. It is expected that these capital needs will be internally funded by Equistar.

As part of ongoing operations, maintenance turnarounds are periodically conducted on facilities. Although turnarounds on principal facilities are usually scheduled well in advance, the timing of such turnarounds can be accelerated or delayed because of numerous factors, some of which are beyond Equistar's control.

AGREEMENTS BETWEEN LYONDELL AND EQUISTAR

Lyondell and Equistar entered into an agreement on December 1, 1997, providing for the transfer of assets to Equistar. Among other things, such agreement sets forth representations and warranties by Lyondell with respect to the transferred assets and requires indemnification by Lyondell with respect thereto. Such agreement also provides for the assumption by Equistar of, among other things, third party claims that are related to certain pre-closing contingent liabilities that are asserted prior to December 1, 2004 to the extent the aggregate thereof does not exceed $7 million, third party claims related to pre-closing contingent liabilities that are asserted after December 1, 2004, certain obligations for indebtedness, liabilities for products sold after December 1, 1997 regardless of when manufactured and certain long term liabilities. Millennium Petrochemicals entered into a similar agreement with Equistar with respect to the transfer of its assets and assumption of liabilities.

Also in connection with the formation of Equistar, Lyondell contributed a promissory note for $345 million payable to Equistar. The note matures on the earlier of December 1, 2000 or the occurrence of a refinancing of LCR which results in the repayment of LCR's $450 million construction loan and a distribution to Lyondell of at least $345 million. Lyondell currently anticipates that such refinancing and distribution will occur during the second quarter of 1998.

If Lyondell or Millennium or any of their affiliates desires to initiate or pursue an opportunity to undertake, engage in, acquire or invest in a business or activity or operation within the scope of the business of Equistar, such opportunity must be offered to Equistar. Equistar has certain options to participate in such opportunity but if it determines not to participate, the party offering the opportunity is free to pursue it on its own. If the opportunity within Equistar's scope of business constitutes less than 25% of an acquisition that is otherwise not within the scope of the business of Equistar, Lyondell or Millennium, as the case may be, may make such acquisition provided that after such acquisition, the portion within the scope of the business of Equistar is offered to Equistar pursuant to the foregoing provisions.

Lyondell has agreed to provide certain administrative services to Equistar, including certain treasury services, tax services and employee benefit plan administration. Equistar has also agreed to provide certain services to Lyondell, such as health safety and environmental services, human resource services, information services and legal services. As a consequence of services being provided by Equistar to Lyondell and by Lyondell to Equistar, a net payment is made by Equistar to Lyondell with respect thereto of approximately $90,000 per month. Equistar and Millennium Petrochemicals are also parties to a number of agreements for the provision of services, utilities and materials from one party to the other at common locations, principally LaPorte and Cinncinnati.

Lyondell and Millennium each entered into a Master Intellectual Property Agreement with Equistar. The Master Intellectual Property Agreements provide for (i) the transfer of certain intellectual property of Lyondell and Millennium related to the businesses each contributed to Equistar, (ii) certain irrevocable, perpetual, royalty free, nonexclusive, worldwide rights and licenses to Equistar with respect to intellectual property retained by Lyondell or Millennium that was not solely related to the business of Equistar but is useful in such business and (iii) certain licenses from Equistar to Lyondell and Millennium, respectively, with respect to intellectual property transferred to Equistar that Lyondell and Millennium may use with respect to their other to businesses.

Lyondell, Millennium and Equistar are parties to a Parent Agreement dated December 1, 1997, which provides that, among other things, each of Lyondell and Millennium guarantees the performance by their respective subsidiaries under various agreements entered into in connection with the formation of Equistar, including the Partnership Agreement and the asset transfer agreements providing for the transfers of asset by Lyondell and Millennium, respectively, to Equistar.

PROPERTIES

Equistar's principal manufacturing facilities and principal products are set forth in the following table:

Location                       Principal Products      Owned or Leased

Channelview, Texas (a)...  Ethylene                    Owned

                           Propylene

                           Butadiene

                           Benzene

                           Toluene

                           DCPD

                           Isoprene

                           Resin oil

                           Piperylenes

                           Alkylate

                           MTBE

Chocolate Bayou, Texas...  HDPE                        Leased

Crockett, Texas..........  Wire & cable compounds,     Owned
                           additive concentrates
                           and compounds

LaPorte, Texas...........  Ethylene                    Owned

                           LDPE

                           LLDPE

                           HDPE

Matagorda County, Texas..  HDPE                        Owned

Pasadena, Texas..........  Polypropylene               Owned

                           LDPE

Port Arthur, Texas.......  LDPE                        Owned

                           HDPE

Victoria, Texas..........  HDPE                        Leased

Morris, Illinois.........  Ethylene                    Owned

                           LDPE

                           LLDPE

                           Polypropylene

Tuscola, Illinois........  Ethyl alcohol               Owned
                           Diethyl ether
                           Compounds for wire & cable
                           Polymeric powders

Clinton, Iowa............  Ethylene                    Leased (b)

                           LDPE

                           HDPE

Fairport Harbor, Ohio....  Wire & cable compounds,     Leased
                           concentrates

Heath, Ohio..............  Compounds, additive and     Owned
                           foam concentrates,
                           performance compounds

Anaheim, California......  Denatured alcohol           Owned

Newark, New Jersey.......  Denatured alcohol           Owned

_____________
(a) Lyondell Methanol owns a methanol plant located within the Channelview facility on property Lyondell Methanol leases from Equistar. A third party owns and operates a facility on land leased from Equistar that is used to purify hydrogen from Lyondell Methanol's methanol plant. Equistar also operates a styrene maleic anhydride unit and a polybutadiene unit which are owned by a third party and are located on property leased from Equistar within the Channelview facility.

(b) Leased subject to industrial revenue bonds. Equistar has an option to purchase the property.

Equistar also owns a storage facility, a brine pond facility and a tract of vacant land at Mont Belvieu, Texas, located approximately 15 miles east of the Channelview facility. Storage capacity for up to approximately 13 million barrels of NGL feedstocks, ethylene, propylene and other hydrocarbons is provided in salt domes at the Mont Belvieu facility.

Equistar owns several pipelines connecting the Channelview facility, the Refinery and the Mont Belvieu facility, including six lines used to transport liquid feedstocks, butylenes, benzene, hydrogen, butane, MTBE and unfinished gasolines between the Channelview facility and the Refinery. Equistar also owns other pipelines in connection with its Morris, Clinton and La Porte facilities. Equistar also owns a barge docking facility near the Channelview facility capable of berthing eight barges and related terminal equipment for loading and unloading. Equistar owns or leases pursuant to long-term lease arrangements approximately 7,000 railcars for use in its polymers business.

Equistar leases its executive offices and corporate headquarters from Lyondell in downtown Houston. In addition, Equistar owns facilities which house the Morris and Cincinnati research operations. Equistar also leases storage facilities from various third parties for the handling of products, primarily in the Gulf Coast area.

RESEARCH AND TECHNOLOGY; PATENTS AND TRADEMARKS

Equistar maintains a significant research and development facility in Cincinnati, Ohio. The Cincinnati facility features more than 30 plastics processing lines, all of commercial or semi-commercial size, allowing Equistar engineers and technicians to evaluate polyolefin products under conditions similar to a customer's plant. Equistar has additional research facilities in Morris. Product development efforts are aimed at tailoring products to meet specific customer needs.

The Channelview facility employs a proprietary technology owned by Lyondell, the PRODFLEX technology, that converts ethylene and other light petrochemical streams into propylene. In addition, the olefins facilities can upgrade butylene into higher-value products such as MTBE and alkylates used in the production of automotive fuels. Equistar is conducting a research project to investigate alternative feedstocks for use at the Channelview facility.

Recent polymers industry announcements relate to the development of metallocene, or single-site, catalysts. Successful development and commercialization of these catalysts are expected to result in enhanced polymer properties. Equistar is conducting a broad search to evaluate outside technology and is concentrating in-house research in an effort to identify and develop single-site catalysts for use in the production of polyolefins resins. Equistar holds several U.S. patents and the rights to certain patents pending in connection with research and development efforts in this area.

Equistar uses numerous technologies in its operations, many of which are
licensed from third parties.   Significant licenses held by Equistar include the
BP Chemicals fluid bed polyethylene process for the production of both LLDPE and HDPE, the Unipol process for the production of LLDPE, and certain processes for the production of polyethylene and polypropylene. Several new patent applications to protect newly-developed technologies were submitted by Lyondell and Millennium Petrochemicals during 1997 which were assigned to Equistar in connection with its formation.

Equistar acquired rights to numerous recognized brand names from Lyondell and Millennium Petrochemicals in connection with its formation, including ALATHON/(R)/, KromaLon/(R)/, Petrothene/(R)/, Ultrathene/(R)/, Vynathene/(R)/ and Microthene/(R)/. Equistar is not dependent upon any particular trademark, and it believes the loss of any individual trademark would not have a material adverse effect on its operations.

EMPLOYEE RELATIONS

As of December 31, 1997, Equistar employed approximately 4,000 full-time employees. Equistar also uses the services of independent contractors in the routine conduct of its business. Approximately 335 hourly workers are covered by collective bargaining agreements.

                     LYONDELL-CITGO REFINING COMPANY LTD.

OVERVIEW

Lyondell participates in petroleum refining through an equity interest in LCR. As a result of the completion of the Upgrade Project in the first quarter of 1997, Lyondell holds a 58.5 percent interest and CITGO holds a 41.5 percent interest in LCR. The Refinery is located adjacent to the Houston Ship Channel in Pasadena, Texas. The Refinery's products include conventional and reformulated gasoline, low sulfur diesel, jet fuel, aromatics, lubricants (industrial lubricants, motor oils, white oils and process oils), carbon black oil, sulfur, residual fuel and petroleum coke. Aromatics are used to manufacture a variety of intermediate chemicals, including ethylbenzene, cumene, urethane foam components and polyester intermediates for films, fibers and resins. End uses of these products include packaging and containers, furniture, apparel and flooring.

LCR was formed in 1993 to upgrade the Refinery's ability to process substantial additional volumes of lower cost, very heavy crude oil. In connection with its formation, LCR entered into a long-term crude supply contract ("Crude Supply Contract") with Lagoven, S.A., now known as PDVSA Petroleo y Gas S.A. ("PDVSA Oil"), an affiliate of CITGO. In addition, under the terms of a long-term product sales agreement ("Products Agreement"), CITGO purchases from LCR substantially all of the refined products produced at the Refinery. Both PDVSA Oil and CITGO are direct or indirect wholly owned subsidiaries of Petroleos de Venezuela, S.A. ("PDVSA"), the national oil company of Venezuela.

LCR BUSINESS STRATEGY

LCR's strategies include seeking to:

 . Lower cost structure and improve operating efficiency by focusing on:
     .  Maximizing equipment reliability
     . Improving cost structure with the objective of being in the top quartile of the industry
     . Implementing shared services plan to outsource staff functions to Lyondell and CITGO
     .  Improving yields to gain greater efficiency
     . Working to maintain and improve product qualities to meet new industry standards

 . Increasing margins by:
     . Selectively investing to increase the volumes of heavy crude oil processed in the coking mode

UPGRADE PROJECT

The Upgrade Project has increased the heavy crude oil processing capability of the Refinery from 130,000 barrels per day of 22 degree API gravity crude oil to approximately 250,000 barrels per day of 17 degree API gravity crude oil. The Upgrade Project has improved the Refinery's ability to process heavier, higher margin, crude oils. The 17 degree API gravity crude oil is more viscous and dense than traditional crude oil and contains higher concentrations of sulfur and heavy metals, making it more difficult to refine into gasoline and other high value fuel products but less costly to purchase. With the completion of the Upgrade Project, more than 90 percent of the crude oil purchases are made pursuant to the Crude Supply Contract which significantly reduces the crude oil volume which is sensitive to market conditions. The Upgrade Project also included expansion of the Refinery's reformulated gasoline and low sulfur diesel production capability. The earnings potential of LCR has also been enhanced due to the higher margins associated with LCR's increased coking capability, enhanced reformulated fuels and low sulfur diesel production capability and other yield improvements.

The Upgrade Project, which cost approximately $1.1 billion, was funded through a combination of approximately $486 million in capital contributions to LCR by CITGO (including cash contributions for financing costs and reinvestment of operating cash distributions), a $450 million construction loan credit facility (the "Construction Facility") provided by a group of banks, and $166 million and $16 million, in subordinated loans to LCR from Lyondell and CITGO, respectively.

In exchange for CITGO's Upgrade Project capital contributions, together with an additional $130 million in equity contributions CITGO had previously made to LCR, CITGO's participation interest in LCR increased to 41.5 percent, effective April 1, 1997. CITGO has a one-time option to increase its participation interest in LCR up to 50 percent by making an additional equity contribution.

1998 REFINANCING

LCR's indebtedness is scheduled to be refinanced in the second quarter of 1998. In connection therewith, the Company anticipates that LCR would repay the Construction Facility and make cash distributions to Lyondell, including repayment of debt, of approximately $400 to $600 million. Lyondell will use such amount, in part, to repay Lyondell's $345 million note payable to Equistar. See "EQUISTAR CHEMICALS, LP--Agreements between Lyondell and Equistar".

MANAGEMENT OF LCR

LCR is a limited liability company organized under the laws of the state of Texas and has pass-through tax characteristics similar to those of a partnership for federal income tax purposes. The Company owns its interest in LCR through a wholly owned subsidiary, Lyondell Refining Company. CITGO holds its interest through CITGO Refining Investment Company, a wholly owned subsidiary of CITGO (together with Lyondell Refining Company, "the Owners"). The operative agreement with respect to the rights of each of the Owners and their parent companies is the Amended and Restated Limited Liability Company Regulations ("Regulations") of LCR. The Regulations govern, among other things, ownership and cash distribution rights. Under the terms of a reciprocal Performance Guarantee and Control Agreement, Lyondell and CITGO each unconditionally guarantee the obligations and performance of their respective subsidiary-Owner under the terms of the Regulations.

The Regulations provide that LCR is managed by an Owners Committee, which has three representatives ("Representatives") from each Owner. Actions requiring unanimous consent of the Representatives, include, without limitation, amendment of the Regulations, borrowing money in excess of LCR's existing credit facilities, delegations of authority to committees, certain purchase commitments and capital expenditures in excess of designated amounts and budgetary approval. The day-to-day operations of the Refinery are managed by the executive officers of LCR.

FEEDSTOCKS

LCR is required to purchase, and PDVSA Oil is required to sell, sufficient crude oil to satisfy LCR's coking capacity, or a minimum of 200,000 and up to 230,000 barrels per day of very heavy Venezuelan crude oil. PDVSA Oil has the right, but not the obligation, to supply incremental amounts above 230,000 barrels per day.

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

There are risks associated with enforcing the provisions of contracts with an affiliate of a foreign government such as PDVSA Oil. These risks include enforcing judgments of United States courts against entities whose assets are located outside of the United States and whose management does not reside in the United States. Depending on current market conditions, breach or termination of the Crude Supply Contract could adversely affect the Company. For example, the parties have negotiated alternative arrangements in the event of certain force majeure conditions, including governmental or other actions restricting or otherwise limiting PDVSA Oil's ability to perform its obligations. Any such alternative arrangements may not be as beneficial as the Crude Supply Contract. There can be no assurance that alternative crude oils with similar margins would be available for purchase by LCR. If LCR were required to return to the practice of purchasing all of its crude oil feedstocks in the merchant market, LCR would again be subject to significant volatility and price fluctuations. However, the Company believes that this transaction holds substantial economic and other incentives for all parties to perform their obligations. Lyondell believes PDVSA's strategic interest in expanding its crude oil refining operations in the United States in order to increase the markets for its heavy crude oil and continued financial commitments of CITGO should provide an economic incentive for all PDVSA affiliates to perform their obligations under the various agreements.

MARKETING AND SALES

The Refinery produces gasoline, low sulfur diesel, jet fuel, aromatics, lubricants and certain industrial products. On a weekly basis, LCR evaluates and determines the optimal product output mix for the Refinery, based on spot market prices and conditions. Pursuant to the Products Agreement, CITGO purchases all of the gasoline, low sulfur diesel and jet fuel manufactured at the Refinery. These products are purchased by CITGO at market-based prices. For example, the price for gasoline is based on prices published by Platts Oilgram, an industry trade publication. Aromatics extracted as part of the refining process are marketed for LCR by Equistar. With the startup of new and modified hydrotreaters and sulfur plants, LCR is now producing all of its distillate as low sulfur diesel fuel for sale as transportation fuel, a higher-valued product. Blending facilities completed as part of the Upgrade Project enable LCR to supply more than 70 percent of its gasoline capacity as higher-value reformulated or oxygenated fuel.

Due to the increasingly competitive lubricants business, LCR elected to close the base oils distillation units at the end of 1996 and now purchases lubricant base stocks in the open market for blending into motor oils. This eliminated approximately 35,000 barrels per day of higher cost sweet crude oil previously used in these units. LCR expects to enter into an agreement with CITGO pursuant to which CITGO will market LCR's production of naphthenic oil, white oil and compounded oil.

AGREEMENTS BETWEEN LYONDELL, CITGO AND LCR

LCR is a party to a number of agreements with Lyondell and CITGO. Lyondell currently performs administrative services for LCR pursuant to an Administrative Services Agreement. Lyondell, CITGO and LCR are in the process of renegotiating the terms of the Administrative Services Agreement.

AGREEMENTS BETWEEN EQUISTAR AND LCR

Prior to the formation of Equistar, Lyondell was a party with LCR to multiple agreements designed to preserve much of the synergy between the Refinery and the Channelview facility. Such agreements, including the aromatics marketing agreement described above under "--Marketing and Sales", were assumed by Equistar from Lyondell effective December 1, 1997. Economic evaluations at the Channelview facility and the Refinery are based on sending products to the highest-value disposition, which may be local use, use at the other site, or third party sales. Certain refinery products (propane, butane, low-octane naphthas, heating oils, and gas oils) can be used as feedstocks for olefins production, and certain Channelview facility olefins by-products can be processed by the Refinery into gasoline. Butylenes from the Refinery are tolled through the Channelview facility for the production of alkylate and MTBE for gasoline blending. Hydrogen from the Channelview facility is used at the Refinery for sulfur removal and product stabilization.

COMPETITION AND INDUSTRY CONDITIONS

All of LCR's gasoline, low sulfur diesel and jet fuel are sold to CITGO under the Products Agreement. LCR continues to sell lube oils directly to major industrial consumers and through distributors in domestic and international markets.

The refining business tends to be volatile as well as cyclical. Crude oil prices, which are impacted by worldwide political events and the economics of exploration and production in addition to refined products demand, are the largest source of this volatility. Demand for refined products is influenced by seasonal and short-term factors such as weather and driving patterns, as well as by longer term issues such as energy conservation and alternative fuels. Industry refined products supply is also dependent on industry operating capabilities and on long-term refining capacity trends. However, management believes that the combination of the Crude Supply Contract and the Products Agreement has the effect of stabilizing future earnings and cash flows and substantially reducing the market driven aspects of such volatility.

Among LCR's refining competitors are major integrated petroleum companies and domestic refiners that are owned by or affiliated with major integrated oil companies. Based on published industry data, as of January 1, 1998, there were 163 crude oil refineries in operation in the United States, and total domestic refinery capacity was approximately 16 million barrels per day. During 1997, LCR processed an average of 224,000 barrels per day of blended crude oil or over one percent of domestic capacity.

CAPITAL PROGRAM

LCR's capital expenditures for additions to fixed assets (excluding spending of $45 million on the Upgrade Project) totaled approximately $40 million in 1997. LCR's capital budget for 1998 is approximately $66 million and is expected to be funded by the owners, of which the Company is obligated to provide $38 million. Of the total 1998 capital budget, approximately $15 million is expected to be spent on environmentally-related capital projects.

As part of its ongoing operations, LCR periodically conducts maintenance turnarounds on its facilities. Although turnarounds on principal facilities are usually scheduled well in advance, the timing of such turnarounds can be accelerated or delayed because of numerous factors, some of which are beyond LCR's control.

PROPERTIES

LCR owns the real property, plant and equipment which comprise the Refinery, located on approximately 700 acres in Houston, Texas. Units include a fluid catalytic cracking unit, cokers, reformers, crude distillation units, sulfur recovery plants and hydrodesulfurization units, as well as lube oil manufacturing and packaging facilities and an aromatics recovery unit. LCR also owns the real property, plant and equipment which comprise a lube oil blending and packaging plant in Birmingport, Alabama. LCR owns a pipeline used to transport gasoline, kerosene and heating oil from the Refinery to the GATX Terminal located in Pasadena, Texas to interconnect with common carrier pipelines.

Equistar owns several pipelines connecting the Channelview facility, the Refinery and the Mont Belvieu facility, including six lines used to transport heavy liquid feedstocks, butylenes, benzene, hydrogen, butane, MTBE and unfinished gasolines between the Channelview facility and the Refinery.

EMPLOYEE RELATIONS

At December 31, 1997, LCR employed approximately 1,300 full-time employees. LCR also uses the services of independent contractors in the routine conduct of its business. Approximately 800 hourly workers are covered by a collective bargaining agreement between LCR and the Oil, Chemical and Atomic Workers Union, which expires in January 1999.

                        LYONDELL METHANOL COMPANY, L.P.

OVERVIEW

Lyondell produces methanol through its 75 percent interest in Lyondell Methanol, of which Lyondell serves as the managing partner. Effective December 1, 1997, Equistar began serving as the operator of Lyondell Methanol pursuant to an operating agreement with Lyondell Methanol. The remaining 25 percent interest in Lyondell Methanol is held by MCNIC. Lyondell Methanol owns a methanol plant located within the Channelview facility. The methanol plant is a heat-integrated plant, which includes extraction capabilities for co-products such as hydrogen and fusel oil.

Methanol is used to produce MTBE and a variety of chemical intermediates, including formaldehyde, acetic acid and methyl methacrylate. These intermediates are used to produce bonding adhesives for plywood as well as polyester fibers and plastics. Other end uses include solvents and antifreeze applications. Lyondell Methanol is advantageously located near Gulf Coast MTBE producers.

LYONDELL METHANOL BUSINESS STRATEGY

Lyondell Methanol's strategic focus is on maintaining and improving efficient, low cost operations. Lyondell Methanol seeks to achieve this by reducing feedstock costs, increasing contract sales, implementing cost reduction technologies and techniques and maximizing the chemical efficiency of its processes.

MANAGEMENT OF LYONDELL METHANOL

Lyondell Methanol is a limited partnership organized under the laws of the state of Texas and is a pass-through entity for federal income tax purposes. Lyondell owns its interest in Lyondell Methanol through two wholly owned subsidiaries, one of which serves as a general partner and the managing partner of Lyondell Methanol and one of which serves as a limited partner. Similarly, MCNIC owns its interest in Lyondell Methanol through two wholly owned subsidiaries, one a general partner and one a limited partner.

FEEDSTOCKS

Lyondell Methanol's plant processes natural gas feedstocks. Equistar is connected to a diverse natural gas supply network and it purchases natural gas for use as fuel at its Channelview facility, and sells natural gas to Lyondell Methanol as a feedstock for the methanol plant.

MARKETING, SALES AND DISTRIBUTION

Substantially all of the methanol output from Lyondell Methanol is sold to Equistar who then sells it to third parties. The agreement between Lyondell Methanol and Equistar concerning such sales generally provides that Lyondell Methanol bears the market risk associated with such sales. Equistar's agreements with third parties for the sale of the methanol have initial terms ranging from two to three years and that typically contain automatic one year term extension provisions. These contracts generally provide for monthly price adjustments based upon current market prices. Methanol is distributed by pipeline, railcar, truck, barge or ocean-going vessel.

AGREEMENTS BETWEEN EQUISTAR AND LYONDELL METHANOL

Certain agreements entered into by Lyondell and Lyondell Methanol were assigned to Equistar effective December 1, 1997. Equistar acts as operator of Lyondell Methanol pursuant to an operating agreement with Lyondell Methanol. In addition, Equistar sells natural gas to Lyondell Methanol and markets Lyondell Methanol's product pursuant to agreements with Lyondell Methanol. Lyondell Methanol also leases from Equistar the real property on which its methanol plant is located.

COMPETITION AND INDUSTRY CONDITIONS

The basis for competition in the methanol segment is product deliverability, product quality and price. Lyondell Methanol competes with other large producers of methanol, including Methanex, Borden Chemicals and Plastics and Terra Industries.

The rated capacity of Lyondell Methanol's processing unit at January 1, 1998 was 248 million gallons. Based on published rate production capacities, the Company believes that Lyondell Methanol is the third largest methanol producer in the United States.

Methanol profitability is affected by the level of demand for products in which methanol is used, including MTBE and plywood (the production of which involves the use of formaldehyde), demand for which in turn is driven by the housing market. Methanol profitability is also affected by the price of its feedstock, natural gas.

CAPITAL PROGRAM

The capital budget for Lyondell Methanol for 1998 is $13 million. These capital needs are expected to be funded by Lyondell Methanol's internal cash flow. Lyondell Methanol's 1998 capital budget includes capital costs associated with preparations for a turnaround expected to commence in the first quarter of 1999.

PROPERTIES

Lyondell Methanol's only property is the methanol plant it owns which is located within Equistar's Channelview complex on property leased from Equistar.

EMPLOYEE RELATIONS

Lyondell Methanol has no employees, since Equistar serves as its operator and marketing agent.


                   LYONDELL PROPERTY AND EMPLOYEE RELATIONS

Generally the Company's operations are conducted through Equistar, LCR and Lyondell Methanol (which is operated by Equistar). As of December 31, 1997, Lyondell, excluding Equistar and LCR and Lyondell Methanol, employed approximately 50 full-time employees. Lyondell's only facility, excluding the properties owned or leased by its joint ventures, is its leased corporate offices located in Houston, Texas.


                             ENVIRONMENTAL MATTERS

The production facilities of Equistar, LCR and Lyondell Methanol are generally required to have permits and licenses regulating air emissions, discharges to water and generation, storage, treatment and disposal of hazardous wastes. Companies such as Lyondell and its joint ventures that are permitted to treat, store or dispose of hazardous waste and maintain underground storage tanks pursuant to the Resource Conservation and Recovery Act ("RCRA") also are required to meet certain financial responsibility requirements. The Company believes that its joint ventures have all permits and licenses generally necessary to conduct its business or, where necessary, are applying for additional, amended or modified permits and that it meets applicable financial responsibility requirements.

The policy of each of Equistar, LCR and Lyondell Methanol is to be in compliance with all applicable environmental laws. Equistar also is committed to Responsible Care/(R)/, a chemical industry initiative to enhance the industry's responsible management of chemicals. The Company's joint ventures (together with the industries in which they operate) are subject to extensive federal, state and local environmental laws and regulations concerning emissions to the air, discharges onto land or waters and the generation, handling, storage, transportation, treatment and disposal of waste materials. Some of these laws and regulations are subject to varying and conflicting interpretations. In addition, the Company cannot accurately predict future developments, such as increasingly stricter requirements of environmental laws, inspection and enforcement policies and compliance costs therefrom, which might affect the handling, manufacture, use, emission or disposal of products, other materials or hazardous and non-hazardous waste. In particular, the ultimate effect of the Clean Air Act on the operations of the joint ventures will depend on how the law is interpreted and implemented pursuant to regulations that are currently being developed and on additional factors such as the evolution of environmental control technologies. Some risk of environmental costs and liabilities is inherent in particular operations and products of the joint ventures, as it is with other companies engaged in similar businesses, and there is no assurance that material costs and liabilities will not be incurred. In general, however, with respect to the capital expenditures and risks described above, the Company does not expect that its joint ventures will be affected differentially from the rest of the domestic petrochemicals and refining industry.

In some cases, compliance with environmental, health and safety laws and regulations can only be achieved by capital expenditures. In the years ended December 31, 1997 and 1996, the Company and its joint ventures spent, in the aggregate, approximately $13 million and $28 million, respectively, for environmentally related capital expenditures at existing facilities. In 1998, the Company currently estimates that environmentally related capital expenditures at existing joint venture facilities will be approximately $20 million. The Company does not anticipate that environmentally related capital expenditures at joint venture facilities in 1999 will be materially different than for 1998. The timing and amount of these expenditures are subject to the regulatory and other uncertainties described above as well as obtaining of the necessary permits and approvals. For periods beyond 1999, additional environmentally related capital expenditures will be required, although the Company cannot accurately predict the levels of such expenditures at this time.

The Refinery contains on-site solid-waste landfills which were used in the past to dispose of waste generated at this facility. It is anticipated that corrective measures will be necessary to comply with federal and state requirements with respect to this facility. In addition, the Company negotiated an order with the Texas Natural Resource Conservation Commission ("TNRCC") for assessment and remediation of groundwater and soil contamination at the Refinery. The Company is also responsible for a portion of the remediation of certain off-site waste disposal facilities. The Company's policy is to accrue remediation expenses when it is probable that such efforts will be required and the related expenses can be reasonably estimated. Estimated costs for future environmental compliance and remediation are necessarily imprecise due to such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites and the allocation of costs among the responsible parties under applicable statutes. The Company and its joint ventures, to the extent appropriate, have reserved amounts (without regard to potential insurance recoveries or other third party reimbursements) believed to be sufficient to cover current estimates of the cost for remedial measures at manufacturing facilities and off-site waste disposal facilities based upon their interpretation of current environmental standards. In the opinion of management, there is no material range of loss in excess of the amount recorded. Based on the establishment of such reserves, and the status of discussions with regulatory agencies described in this paragraph, and although the reserves are subject to increase, the Company does not anticipate any material adverse effect upon its financial statements or competitive position as a result of compliance with the laws and regulations described in this or the preceding paragraphs. See also Item 3 -- "Legal Proceedings" and Item 7 --"Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 3.  LEGAL PROCEEDINGS

GENERAL

The Company, its subsidiaries and joint ventures are, from time to time, defendants in lawsuits, some of which are not covered by insurance. Many of these additional suits make no specific claim for relief. Although final determination of legal liability and the resulting financial impact with respect to any such litigation cannot be ascertained with any degree of certainty, the Company does not believe that any ultimate uninsured liability resulting from the legal proceedings in which it currently is involved (directly or indirectly) will individually, or in the aggregate, have a material adverse effect on the business or financial condition of the Company. See Note 20 of "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS".

Although Lyondell, its subsidiaries and joint ventures are involved in numerous and varied legal proceedings, a significant portion of its outstanding litigation arose in three contexts: (1) claims for personal injury or death allegedly arising out of exposure to the Company's products; (2) claims for personal injury or death, and/or property damage allegedly arising out of the generation and disposal of chemical wastes at Superfund and other waste disposal sites; and

(3) claims for personal injury and/or property damage and air, noise and water pollution allegedly arising out of operations.

OTHER MATTERS

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

In July 1994, the Company reported results of an independent investigation conducted by the Audit Committee of the Board of Directors regarding the compliance status of two process waste water streams under the applicable Benzene National Emissions Standard for Hazardous Air Pollutants ("NESHAPS") regulations and certain issues raised by an employee. Noncompliance with the Benzene NESHAPS regulations and the related reporting requirements can result in civil penalties and, under certain circumstances, substantial civil and, potentially, criminal penalties. The Company received a notice of violation from the TNRCC regarding the two streams and paid a fine of $10,200. In addition, the Company incurred approximately $2 million in capital costs in connection with these waste water streams to achieve on-going compliance with the Benzene NESHAPS regulations. The Criminal Enforcement Division of the EPA opened a formal investigation in the first quarter of 1997 and interviewed certain officials and other personnel of the Company, but has taken no action since then. The Company does not believe any aspects of the matters described above will subject the Company to criminal liability or have a material adverse effect on the financial condition or liquidity of the Company.

As a result of flooding during October 1994, three pipelines owned by Colonial Pipeline and Texaco ruptured in the San Jacinto River flood plain, resulting in explosions and fires. As a result of the explosions and fires, the Company was forced to shut down operations at its Channelview facility and destroy large volumes of product. The Company has filed suit seeking damages from Colonial Pipeline and Texaco of $12.5 million for lost profits, destroyed product, and repair costs. Settlement in this matter has not been reached. In June 1996, the Company experienced a fire at its Mont Belvieu terminal due to a valve malfunction. The fire resulted in damage estimated at approximately $14 million plus a before-tax impact on operating income of $2 million. The Company has filed suit seeking recovery of the loss from the valve manufacturer and refurbisher.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the executive officers of Registrant as of March 1, 1998.*


                                           BUSINESS EXPERIENCE DURING PAST
       NAME, AGE AND PRESENT               FIVE YEARS AND PERIOD SERVED AS
       POSITION WITH LYONDELL                         OFFICER(S)
--------------------------------------  --------------------------------------

Clifton B. Currin, Jr., 43............  Mr. Currin was named Vice President,
Vice President,                         Corporate Development in December
 Corporate Development                  1997.  Mr. Currin has served as a
                                        Vice President of the Company since
                                        1994 with responsibilities in the
                                        areas of Strategic Development,
                                        Petrochemicals Business Management
                                        and Olefins.  Prior to 1994, Mr.
                                        Currin held positions in
                                        manufacturing, evaluations and
                                        marketing for the Company and for
                                        ARCO Products Company.

Kerry A. Galvin, 37...................  Ms. Galvin was named Chief Corporate
Chief Corporate Counsel                 Counsel and Secretary in December
and Secretary                           1997.  Prior thereto, Ms. Galvin
                                        served as Finance and Securities
                                        Counsel and Assistant Secretary.

Jeffrey R. Pendergraft, 49............  Mr. Pendergraft was named Senior Vice
Senior Vice President and Chief         President and Chief Administrative
 Administrative Officer                 Officer in December 1997.  He has
                                        served as a  Senior Vice President
                                        since May 1993.  In addition, Mr.
                                        Pendergraft has served as Vice
                                        President, General Counsel and
                                        Secretary since 1988.  Prior to 1988,
                                        Mr. Pendergraft served as General
                                        Attorney of the Lyondell Division and
                                        as attorney in various operating
                                        divisions and corporate units of ARCO.

Edward W. Rich, 47....................  Mr. Rich was named Vice President,
Vice President, Finance                 Finance and Treasurer in January
and Treasurer                           1998.  Previously, Mr. Rich served as
                                        Treasurer of Dow Corning Corporation
                                        from February 1993 to January 1998.
                                        Prior to February 1993, Mr. Rich held
                                        various financial and legal positions
                                        with The Dow Chemical Company.

Dan F. Smith, 51......................  Mr. Smith was named Chief Executive
President, Chief Executive Officer      Officer and President in December
and Director                            1996.  Mr. Smith has been a Director
                                        since 1988.  Mr. Smith served as
                                        President and Chief Operating Officer
                                        of the Company from 1994 to December
                                        1996.  Prior to 1994, Mr. Smith held
                                        various positions including Executive
                                        Vice President, Chief Financial
                                        Officer of the Company, Vice
                                        President, Corporate Planning of ARCO
                                        and Senior Vice President in the
                                        areas of management, manufacturing,
                                        control and administration for the
                                        Company and the Lyondell Division of
                                        ARCO.


* The By-Laws of the Company provide that each officer shall hold office until the officer's successor is elected or appointed and qualified or until the officer's death, resignation or removal by the Board of Directors.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of stockholders was held November 20, 1997 to vote on the Joint Venture Transaction (as defined in the Joint Proxy Statement dated October 17, 1997), which involved the combination of businesses by Lyondell and
Millennium in the form of Equistar.   65,729,436 shares voted for the Joint
Venture Transaction, 288,722 shares voted against or were withheld and 120,634 shares abstained.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock is listed on the New York Stock Exchange.

The reported high and low sale prices of the Common Stock on the New York Stock Exchange (New York Stock Exchange Composite Tape) for each quarter from January 1, 1996 through December 31, 1997, inclusive, were as set forth below.

  PERIOD                           HIGH              LOW
  ------                           ----              ---

  1996:
     First Quarter                32-1/4             22-1/2
     Second Quarter               31-1/8             22-1/4
     Third Quarter                24-3/4             21-5/8
     Fourth Quarter               24-1/8             20-3/8

  1997:
     First Quarter                25-1/2             21-5/8
     Second Quarter               23-5/8             18-3/8
     Third Quarter                27-3/8             21-7/8
     Fourth Quarter               27-1/4             23-15/16

On February 27, 1998, the closing price of the Common Stock was $27.25, and there were approximately 1,800 holders of record of the Common Stock.

During the last two years, Lyondell has declared $.225 per share quarterly cash dividends (which were paid in the subsequent quarter). The declaration and payment of dividends is at the discretion of the Board of Directors. The future declaration and payment of dividends and the amount thereof will be dependent upon the Company's results of operations, financial condition, cash position and requirements, investment opportunities, future prospects and other factors deemed relevant by the Board of Directors. Subject to these considerations and to the legal considerations discussed in the following paragraph, the Company currently intends to distribute to its Stockholders cash dividends on its Common Stock at a quarterly rate of $.225 per share. During 1997, the Company paid $72 million in dividends.

Certain debt instruments which were assumed by Equistar, but as to which Lyondell remains an obligor as well, contain provisions that generally provide that the holders of such debt may, under certain limited circumstances, require the obligor to repurchase the debt ("Put Rights"). Among other things, the Put Rights may be triggered by the making by either of Lyondell or Equistar of certain unearned distributions to stockholders or partners, respectively, other than regular dividends, that are followed by a specified decline in public ratings on such debt. Regular dividends are those quarterly cash dividends determined in good faith by the Board of Directors (whose determination is conclusive) to be appropriate in light of the Company's results of operations and capable of being sustained. These determinations were made prior to the declaration of $.225 per share dividend paid on March 15, 1998. Lyondell's credit facility also could limit the Company's ability to pay dividends under certain circumstances. See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

                                                                            FOR THE YEAR ENDED DECEMBER 31
                                                ------------------------------------------------------------------------------
                                                               PRO FORMA
MILLIONS OF DOLLARS EXCEPT PER SHARE AMOUNTS      1997 (A)      1996 (B)       1996         1995         1994         1993
----------------------------------------------  -----------   ------------  -----------  -----------  -----------  -----------
Sales and other operating revenues                   $2,878       $2,644       $5,052       $4,936       $3,857       $3,850
Income from equity investments                          132            2          - -          - -          - -          - -
Income before cumulative effect of
  accounting changes                                    286          126          126          389          223            4
Net income (c)                                          286          126          126          389          223           26
Earnings per share before cumulative
  effect of accounting changes                         3.58         1.58         1.58         4.86         2.78          .06
Earnings per share                                     3.58         1.58         1.58         4.86         2.78          .33
Dividends per share                                     .90          .90          .90          .90          .90         1.35
Total assets                                          1,559        1,890        3,276        2,606        1,663        1,231
Long-term debt, less current portion                    345          744        1,194          807          707          717


(a) Financial information for 1997 includes twelve months of operations for Lyondell and Lyondell Methanol Company, L.P., twelve months of operations of LYONDELL-CITGO Refining Company Ltd. ("LCR") as an equity investment and one month of operations of Equistar Chemicals, LP as an equity investment.

(b) The unaudited pro forma financial information in the table above presents the financial position and results of operations of the Company as of December 31, 1996 and for the year then ended using the equity method of accounting for Lyondell's investment in LCR as if the change in accounting method had been effective January 1, 1996. See Note 4 of "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS."

(c) The 1993 amount includes an increase in net income from the cumulative effect of an accounting change for turnarounds of $22 million, or $.27 per share.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Lyondell Petrochemical Company ("Company" or "Lyondell") operates in the petrochemicals, polymers and refining segments through its interests in Equistar Chemicals, LP ("Equistar"), LYONDELL-CITGO Refining Company Ltd. ("LCR") and Lyondell Methanol Company, L.P. ("Lyondell Methanol").

Equistar was formed on December 1, 1997 as a joint venture between Lyondell and Millennium Chemicals Inc. ("Millennium") and is operated as a limited partnership. The Company has a 57 percent interest in Equistar with Millennium owning the remaining 43 percent. Equistar owns and operates the existing petrochemicals and polymers businesses contributed by the two companies. Lyondell accounts for its investment in Equistar under the equity method of accounting, similar to the accounting for its investment in LCR.

In December 1996, the Company sold an undivided interest in its methanol facility to MCN Investment Corporation ("MCNIC") and created Lyondell Methanol, a partnership with MCNIC as the minority owner, to own and operate the methanol facility. In accordance with the guidance in Emerging Issues Task Force Issue No. 96-16 ("EITF 96-16"), Lyondell will account for its investment in Lyondell Methanol under the equity method of accounting effective January 1, 1998.

In May 1995, the Company acquired Occidental Chemical Corporation's Alathon HDPE business ("ALATHON Business"). Assets involved in the acquisition included the production facilities in Matagorda ("Matagorda Facility") and Victoria ("Victoria Facility"), Texas, related research and development activities and the rights to the Alathon trademark. See Note 6 of "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS."

The petrochemicals segment consists of Lyondell's operations in petrochemicals including: olefins (including ethylene, propylene, butadiene, butylenes and specialty products); aromatics (including benzene and toluene); methanol; methyl tertiary butyl ether ("MTBE"); and refinery blending stocks. Lyondell's interest in Lyondell Methanol for 1997 and the petrochemicals business of Equistar, including ethanol and ethyl ether, for December 1997 are included in the petrochemicals segment.

The polymers segment consists of Lyondell's operations in polyolefins including high-density polyethylene ("HDPE"), low-density polyethylene and polypropylene. The polymers, concentrates and compounds and wire and cable resins businesses of Equistar for December 1997 are included in the polymers segment.

The Company's operations in the refining segment are conducted through its interest in LCR, a Texas limited liability company owned by subsidiaries of the Company and CITGO Petroleum Corporation ("CITGO"). The refining segment consists of: refined petroleum products, including gasoline, low sulfur diesel, and jet fuel; aromatics produced at the full-conversion Houston, Texas refinery ("Refinery"), including benzene, toluene, paraxylene and orthoxylene; lubricants, including industrial lubricants, motor oils, white oils and process oils; carbon black oil; sulfur; residual oil; petroleum coke fuel; olefins feedstocks; and crude oil resales. LCR completed a major upgrade project at the Refinery ("Upgrade Project") during the first quarter of 1997 to enable the facility to process substantial additional volumes of very heavy crude oil.

At inception, LCR entered into a long-term crude oil supply contract ("Crude Supply Contract") with Lagoven, S.A., now known as PDVSA Petroleo y Gas, S.A. ("PDVSA Oil"), an affiliate of CITGO. In addition, under terms of a long-term product sales agreement ("Products Agreement"), CITGO purchases substantially all of the refined products produced at the Refinery. Both PDVSA Oil and CITGO are direct or indirect wholly owned subsidiaries of Petroleos de Venezuela, S.A., the national oil company of Venezuela.


RESULTS OF OPERATIONS


OVERVIEW

Net income for 1997 was $286 million or $3.58 per share compared with $126 million or $1.58 per share in 1996 and $389 million or $4.86 per share in 1995. Earnings for 1997 included unusual charges of approximately $25 million after-tax for costs related to the formation of Equistar. Earnings for 1996 included an approximate $20 million after-tax gain from the sale of an undivided interest in the methanol facility. Excluding these one-time items, the earnings increase in 1997 versus 1996 was primarily due to higher sales margins for olefins and methanol. LCR's profit contribution in 1997 increased as higher volumes of very heavy crude oil, which carry a favorable deemed margin under the Crude Supply Agreement, were processed in 1997 due to the completion of the Upgrade Project. Sales volumes for olefins and methanol also increased in 1997 over 1996 volumes. Excluding the effect of the gain in 1996, the earnings decline in 1996 versus 1995 was primarily due to lower sales margins for petrochemicals and for aromatics at LCR, partially offset by higher polymers earnings.

Financial information for 1997 includes twelve months of operations for Lyondell and Lyondell Methanol, twelve months of operations of LCR as an equity investment and one month of operations of Equistar as an equity investment. Due to the formation of Equistar on December 1, 1997, where appropriate, the narrative discussion which follows compares 1997 operating results for the petrochemicals and polymers businesses contributed by Lyondell to Equistar on an annualized basis (as eleven months of operations of the businesses are included in Lyondell's reported results on a consolidated basis) to the comparable twelve month periods in 1996 and 1995.

PETROCHEMICALS SEGMENT


The following table sets forth: 1) sales volumes for the Company's major products, including production, purchases of products for resale, propylene production from the product flexibility unit, products received on exchange and draws from inventory, and 2) the Company's sales and other revenues, including intersegment sales.


                                                          FOR THE YEAR ENDED DECEMBER 31
                                                                 -----------------------------------------
                                                                     1997            1996          1995
                                                                 -----------      -----------   ----------
SELECTED PETROCHEMICAL PRODUCTS (MILLIONS)
   Ethylene, propylene and other olefins (pounds) (a)                 8,084             7,973        7,688
   Methanol (gallons)                                                   234               218          210
  Aromatics (gallons) (a)                                               176               188          175

MILLIONS OF DOLLARS
--------------------
PETROCHEMICAL PRODUCTS REVENUES
    Ethylene, propylene and other olefins (a)                        $1,666            $1,515       $1,692
    Methanol                                                            130                92          125
    Aromatics (a)                                                       166               177          161
    Other petrochemical products and other revenues (a)                 570               509          365
                                                                 ----------       -----------   ----------
        Total petrochemical products sales                           $2,532            $2,293       $2,343
                                                                 ==========       ===========    =========

____________________

(a) Includes petrochemicals sales volumes and revenues for the eleven months of operations of the petrochemicals business prior to the formation of Equistar on December 1, 1997. Methanol volumes are for twelve months of 1997.


SELECTED PRICING INFORMATION The following graphs present industry pricing information for the periods shown below.


Chart 1 - Month-end average delivered-contract, monthly low price agreement prices for Ethylene as reported by CMAI Monomers Market Report from January 1995 through December 1997. Chart indicates decreasing prices in 1995 with an annual average of the month-end prices of 26.42 cents per pound. 1996 prices increased steadily, however the annual average of the month-end prices of 23.33 cents per pound is still below the 1995 average. 1997 prices were relatively flat, although slightly decreasing, with an annual average of the month-end prices of 27.42 cents per pound. Selected month-end average prices are as follows:
          January 1995 - 28.00 cents per pound, December 1995 - 21.00 cents per pound, December 1996 - 26.25 cents per pound, December 1997 - 26.25 cents per pound.

Chart 2 - Month-end average spot price WTS low prices for Crude Oil as reported by Platts Oilgram Price Report from January 1995 through December 1997. Chart indicates volatile, but increasing prices in 1995 and 1996 with the chart's peak occurring at $24.32 per barrel in December 1996. Annual average month-end prices were $17.84 per barrel in December 1996. Annual average month-end prices were $17.84 per barrel in 1995 and $21.35 per barrel in 1996. Prices decreased in 1997 with an annual average of the month-end prices of $19.35 per barrel. Prices were volatile in all three years although 1995 was somewhat flat. Selected month-end average prices are as follows: January 1995 - $17.55 per barrel, December 1995 - $18.22 per barrel, December 1996 - $24.32 per barrel, December 1997 - $17.13 per barrel.

OPERATING INCOME Excluding income from equity investments, operating income amounted to $444 million in 1997 compared to $240 million in 1996 and $566 million in 1995. On an annualized basis, petrochemicals operating income more than doubled in 1997 due to higher sales margins and sales volumes for olefins and methanol. Sales margins for olefins improved due to higher olefins sales prices, resulting from strong demand for the downstream polyolefins markets, and lower feedstock costs. Olefins sales volumes increased due to strong demand in the downstream polyolefin markets. Methanol sales margins improved as a result of higher industry sales prices, slightly offset by higher natural gas feedstock costs. Sales volumes of methanol improved due to strong demand generated for downstream products by the gasoline end-use markets and housing and plastic packaging industries and significant industry capacity outages as well as delays in the startup of new capacity.

The $298 million decline in operating income in 1996 as compared to 1995 was primarily due to lower sales margins for olefins due to higher feedstock costs. Lyondell's olefins feedstocks are primarily condensates and other petroleum liquids which tend to follow the cost trends of crude oil. Since 1995 and through 1996 the price of crude oil increased steadily which resulted in higher feedstock costs for the petrochemicals business; however, crude oil prices began dropping in 1997 and have remained below 1996 prices through the end of 1997. The sales prices for various olefins products are primarily driven by three factors. The first factor is the demand for ethylene, propylene and other by-products as a result of economic conditions in end-use markets. The second factor is the operating rate of the installed capacity to produce olefin products. The third factor driving sales prices is the underlying cost of the feedstock. Strong demand and high operating rates were the primary factor which drove 1997 prices for these products above 1996 levels.

Methanol is a component of products used by the housing and plastic packaging industry, as well as being a primary component of MTBE, a product used to blend low-emission reformulated gasoline. Methanol sales prices gradually increased from the fourth quarter of 1995 throughout 1996 due to strong demand by the end-use markets and supply constraints due to industry operating problems. Methanol sales prices have remained at a steady level above 1996 prices through the end of 1997. The price of natural gas, the principal methanol feedstock, increased throughout 1995 and 1996 and into January 1997 as a result of the tight supply and demand balance in the fuels market. After dropping significantly in early 1997, natural gas prices climbed upwards from March to November 1997 due to increased seasonal demand entering the winter months, but dropped in December 1997.

REVENUES Sales and other operating revenues, including intersegment sales, were $2.5 billion in 1997 compared to $2.3 billion in 1996 and $2.3 billion in 1995. On an annualized basis, sales and other operating revenues increased 20 percent in 1997 over 1996 due to increased industry sales prices for by-products and ethylene, as well as methanol. Sales prices in 1997 showed significant increases over 1996 as strong demand from the polyolefins markets resulted in a tighter balance of supply and demand for olefins, and also as cost increases for olefins feedstocks over the course of 1996 were reflected in olefins product prices in 1997. In addition, olefins sales volumes increased due to strong demand in the downstream markets as well as planned and unscheduled industry turnarounds. Sales prices for methanol increased in 1997 due to a tighter supply and demand situation caused by unscheduled industry downtime. Methanol sales volumes increased in 1997 over 1996 in response to higher demand generated for downstream products by the gasoline end-use markets and the housing and plastic packaging industries.

The $50 million decrease in 1996 compared to 1995 was primarily due to lower sales prices for petrochemicals. Compared to most of 1995, which was a period of strong market conditions for petrochemicals generally, average sales prices for petrochemicals during 1996 were lower due to a decline in market conditions which began in the latter part of 1995. This decline was due to additional olefins capacity that came onstream in 1995 and customer inventory corrections in the latter part of 1995. However, 1996 was still a strong year for petrochemical demand, in particular ethylene, and prices increased throughout the year after bottoming early in 1996 (see Chart 1).

In July 1996 a fire occurred at the ARCO PipeLine Company meter station located within the Channelview, Texas petrochemicals facility (the "Channelview Facility"). The fire forced the shutdown of the entire Channelview Facility for several days and more than two weeks for some units. The Company recovered lost profits from ARCO PipeLine Company for this shutdown. The recovery was included in 1996 reported results.

INCOME FROM EQUITY INVESTMENT IN EQUISTAR Lyondell's share of Equistar's petrochemicals division earnings for the month of December 1997, before its 57 percent share of the unusual charge consisting of costs related to the formation of Equistar, was $28 million.

GAIN ON SALE OF ASSETS Gain on sale of assets resulted primarily from the sale of an undivided interest in the Company's methanol facility to MCNIC in December 1996.

COST OF SALES Cost of sales was $2.1 billion in 1997 compared to $2.0 billion in 1996 and $1.7 billion in 1995. On an annualized basis, cost of sales increased nearly ten percent in 1997 over 1996 due to higher production levels to meet sales demand for both olefins and methanol. This increase was offset by lower feedstock costs for olefins, generally due to lower crude oil prices. Natural gas feedstock costs for methanol were slightly higher due to strong seasonal winter demand in the first and fourth quarters of 1997. The 1996 increase of over $300 million compared to 1995 was primarily due to higher olefins feedstock costs reflecting the higher crude oil and related products prices (see Chart 2).

SELLING EXPENSES Selling expenses amounted to $26 million in 1997 compared to $34 million in 1996 and $31 million in 1995. On an annualized basis, selling expenses for 1997 decreased over 20 percent due to increased freight reimbursements on exchanges. In addition, terminal expense related to storing product in anticipation of shutting down one of the olefins units for a maintenance turnaround in 1996 was lower in 1997. The $3 million increase in selling expenses in 1996 over 1995 was primarily due to the higher terminal expense related to the olefins units maintenance turnaround.


POLYMERS SEGMENT

The following table sets forth: 1) sales volumes for the Company's major polymers products, including production, purchases of products for resale, products received on exchange and draws from inventory, and 2) the Company's sales and other revenues, including intersegment sales. The volumes and revenues below include eight months of ownership of the ALATHON Business in 1995. The ALATHON Business was acquired in May 1995.




                                                                        FOR THE YEAR ENDED DECEMBER 31
                                                                 ----------------------------------------------
                                                                       1997              1996            1995
                                                                 -------------     --------------    ----------
POLYMERS PRODUCTS (MILLIONS)
     Polyethylene and polypropylene (pounds) (a)                         1,985              2,136         1,598


MILLIONS OF DOLLARS
-------------------
POLYMERS PRODUCTS REVENUES (a)
    Polyethylene and polypropylene                                        $768               $780          $625
    Other polymers products and other revenues                               2                  3             2
                                                                 -------------     --------------    ----------
        Total polymers products sales                                     $770               $783          $627
                                                                 =============     ==============    ==========

____________________

(a) Includes polymers sales volumes and revenues for eleven months of operations of the polymers business prior to the formation of Equistar on December 1, 1997.


OPERATING INCOME Excluding income from equity investments, operating income amounted to $82 million in 1997 compared to $97 million in 1996 and $69 million in 1995. On an annualized basis, polymers operating income decreased over 10 percent due to lower sales prices for polypropylene and higher feedstock costs. Industry sales price increases for most products became effective towards the end of the first quarter of 1997, but started to decrease in the third quarter of 1997. Polypropylene industry sales prices were negatively impacted by additional industry capacity added during 1997. Feedstock costs were higher during 1997 as compared to 1996 due to tighter supply and demand in the olefins markets. The $28 million increase in operating income in 1996 as compared to 1995 was primarily due to higher profits from the ALATHON Business.

Lyondell's polymers feedstocks are primarily ethylene and propylene. During 1996 and 1997 the industry sales price of ethylene increased steadily which resulted in higher feedstock costs for the polymers business. The sales prices for various polymers products are primarily driven by two factors. One is the supply and demand balance for the products as a result of industry capacity additions as well as economic conditions in end-use markets such as the auto industry, housing construction and consumer durable and non-durable goods. Secondarily, sales prices are driven by the underlying cost of the feedstock.

REVENUES Sales and other operating revenues, including intersegment sales, were $770 million in 1997 compared to $783 million in 1996 and $627 million in 1995. On an annualized basis, polymers revenues increased seven percent due to higher industry sales prices for polyethylene, which were partially offset by decreased industry sales prices for polypropylene. The $156 million increase in 1996 compared to 1995 was primarily due to higher sales resulting from a full year's revenues from the ALATHON Business.

INCOME FROM EQUITY INVESTMENT IN EQUISTAR Lyondell's share of Equistar's polymers division earnings for the month of December 1997, before its 57 percent share of the unusual charge consisting of costs related to the formation of Equistar, was $13 million.

COST OF SALES Cost of sales was $612 million in 1997 compared to $608 million in 1996 and $505 million in 1995. The annualized 1997 increase of nearly 10 percent was primarily due to increased feedstock costs caused by tight supply and demand in the olefins markets. The 1996 increase of $103 million compared to 1995 was primarily due to higher cost of sales resulting from a full year's operations of the ALATHON Business.

SELLING EXPENSES Selling expenses amounted to $76 million in 1997 compared to $78 million in 1996 and $53 million in 1995. On an annualized basis, selling expenses increased in 1997 over 1996 by six percent due to slightly increased annualized sales volumes and inventory levels resulting in higher shipping and storage costs. The $25 million increase in selling expenses in 1996 compared to 1995 was primarily due to the operation of the ALATHON Business for a full year in 1996 compared to eight months in 1995. For the polymers business, the cost of transporting finished products to customers by rail, including rail freight costs and rail car lease expense, is classified as selling expense.


REFINING SEGMENT

The refining segment consists primarily of the results of operations of LCR. Effective January 1, 1997, Lyondell began accounting for its investment in LCR under the equity method of accounting. LCR's results of operations were consolidated in 1996 and 1995. The narrative discussion that follows compares LCR's 1997 operating results to the information for the comparable periods in 1996 and 1995. The results below include a restatement for a pricing adjustment between LCR and Lyondell recorded in 1996 retroactive to 1993.



                                                                          FOR THE YEAR ENDED DECEMBER 31
                                                                   ----------------------------------------------
                                                                      1997               1996             1995
                                                                   ----------           --------        ---------
MILLIONS OF DOLLARS
-------------------
Sales and other operating revenues                                   $2,695             $2,816          $2,651
Cost of sales                                                         2,442              2,753           2,462
Selling, general and administrative expenses                             72                 59              58
                                                                   ----------           --------        ---------
Operating income                                                        181                  4             131
Interest expense, net                                                    35                - -              (2)
State income taxes                                                        1                - -               3
                                                                   ----------           --------        ---------
Net income                                                           $  145             $     4         $  130
                                                                   ==========           ========        =========


The following table sets forth: 1) sales volumes for LCR's major products, including production, purchases of products for resale, products received on exchange and draws from inventory and 2) LCR's sales and other revenues, including intersegment sales.


                                                          FOR THE YEAR ENDED DECEMBER 31
                                                 ----------------------------------------------
                                                       1997            1996          1995
                                                   -----------    -----------    -----------
REFINED PRODUCTS (THOUSAND BARRELS PER DAY)
    Gasoline                                            111            101            109
    Diesel and heating oil                               68             47             52
    Jet fuel                                             17             24             29
    Aromatics                                            11              9             10
    Other refined products                               93             82             75
                                                   -----------    -----------    -----------
        Total refined products volumes                  300            263            275
                                                   ===========    ===========    ===========
MILLIONS OF DOLLARS
-------------------
REFINED PRODUCTS REVENUES
    Gasoline                                         $1,017           $937           $879
    Diesel and heating oil                              568            421            375
    Jet fuel                                            145            220            220
    Aromatics                                           189            181            258
    Other refined products and other revenues           613            621            549
                                                   -----------    -----------    -----------
        Total refined products sales                  2,532           2,380         2,281
                                                   ===========    ===========    ===========
    Crude oil resales (a)                               163             436           370
                                                   -----------    -----------    -----------
        Total refined products and crude oil sales   $2,695          $2,816        $2,651
                                                   ===========    ===========    ===========

__________________________

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



GENERAL At its inception, LCR entered into the Crude Supply Contract with PDVSA Oil. LCR is required to purchase, and PDVSA Oil is required to sell, sufficient crude oil to satisfy LCR's coking capacity, or a minimum of 200,000 barrels per day and up to 230,000 barrels per day of very heavy Venezuelan crude oil. PDVSA Oil has the right, but not the obligation, to supply incremental amounts above 230,000 barrels per day. In addition, under terms of the Products Agreement, CITGO purchases substantially all of the refined products produced at the Refinery.


The Upgrade Project was completed one month ahead of schedule in the first quarter of 1997. The completion enabled LCR to begin to take full benefit of the Crude Supply Contract in March 1997. Beginning in March 1997, increasing volumes of very heavy crude oil were processed, with fourth quarter heavy crude runs averaging 247,000 barrels per day (233,000 barrels per day under the Crude Supply Contract in the coking mode).

The following table sets forth processing rates at the Refinery for the periods indicated. Refinery runs for 1996 are primarily heavy crude oil, whereas the 1997 refinery runs reflect higher volumes of very heavy crude oil processed.



                                                          FOR THE YEAR ENDED DECEMBER 31
                                                 ----------------------------------------------
                                                      1997            1996            1995
                                                   ----------      ----------      ----------
REFINERY RUNS (THOUSAND BARRELS PER DAY)
Crude oil:
        Crude Supply Contract - coked                  196             116             108
        Other heavy crude oil - coked                   14               6               2
        Other crude oil                                 14              96             128
                                                   ----------      ----------      ----------
             Total crude oil                           224             218             238
    Unfinished stock                                    70              45              48
                                                   ----------      ----------      ----------
             Total                                     294             263             286
                                                   ==========      ==========      ==========


OPERATING INCOME LCR's operating income improved in 1997 to $181 million compared to $4 million in 1996 due to improved margins caused primarily by higher volumes of very heavy crude oil processed in the coking mode under the Crude Supply Contract. These improved margins were offset partially by higher production costs, primarily depreciation expense, and lower paraxylene margins.

Operating income for LCR amounted to $4 million in 1996 compared to $131 million in 1995. During 1996, profit performance from refined products benefited from high processing rates of heavy Venezuelan crude oil. However, this improvement was offset by lower margins due to rising feedstock costs for the crude oil runs not covered by the Crude Supply Contract. Operating rates for the crude oil purchased outside the Crude Supply Contract were reduced significantly in the third quarter of 1996 due to poor economics. The $127 million decrease in 1996 compared to 1995 was primarily due to lower aromatics (primarily paraxylene and orthoxylene) and refined products (gasoline, low sulfur diesel and jet fuel) sales margins and to higher period costs. Overall, aromatics sales margins were lower in 1996 primarily due to lower sales prices for orthoxylene and paraxylene. Refined products sales margins decreased due to higher crude oil (see Chart 2) and other feedstock costs, which more than offset higher refined product sales prices, as well as higher fuel costs. Refining period costs were higher in 1996 due to higher maintenance expense and personnel compensation.

REVENUES Upon the completion of the Upgrade Project in the first quarter of 1997, LCR began processing increased volumes of very heavy crude oil under the Crude Supply Contract resulting in higher margins. Sales and other operating revenues for LCR, including intersegment sales, were $2.7 billion in 1997 compared to $2.8 billion in 1996. The 1997 decrease of $121 million compared to 1996 primarily resulted from lower crude oil resales, lower refined products pricing and lower aromatics pricing, particularly paraxylene. These decreases were offset by higher sales volumes as production levels after completion of the Upgrade Project increased. Crude oil resales consist of revenues from the resale of previously purchased crude oil and from locational exchanges of crude oil that are settled on a cash basis. Crude oil exchanges and resales facilitate the operation of the refining segment by allowing the Company to optimize the crude oil feedstock mix in response to market conditions and refinery maintenance turnarounds and to reduce transportation costs. For crude oil purchases outside the Crude Supply Contract, approximately three barrels of crude oil are purchased for every barrel processed with the remaining two barrels traded or resold. Beginning in the second quarter of 1996 and continuing in 1997, paraxylene prices declined due to additional industry capacity and continued inventory reductions in the PET business by plastic beverage container customers and in the polyester fibers business by clothing and fabric manufacturing customers.

LCR's sales and other operating revenues, including intersegment sales, were $2.8 billion in 1996 compared to $2.6 billion in 1995. The 1996 increase of $165 million compared to 1995 primarily resulted from higher sales prices for refined products and higher prices on crude oil resales, partially offset by lower paraxylene and orthoxylene prices. Paraxylene and orthoxylene prices were at historical highs during the first half of 1995 before returning to a more normal level in the fourth quarter of 1995 due to increased industry production and lower demand as a result of customers' inventory reductions.

COST OF SALES Cost of sales was $2.4 billion in 1997 compared to $2.8 billion in 1996 for LCR. The $311 million decrease in 1997 compared to 1996 was primarily due to lower costs of crude oil and other petroleum feedstock costs. Crude oil feedstock costs are tied to sales prices under the Products Agreement. As industry sales prices declined as a result of lower industry crude prices, feedstock costs for LCR were lower. In addition, crude oil resale costs were lower due to significantly lower volumes of crude oil resales as purchases under the Crude Supply Contract increased in 1997. These lower costs were offset partially by higher production costs, primarily depreciation expense.

LCR's cost of sales was $2.8 billion in 1996 compared to $2.5 billion in 1995. The 1996 increase compared to 1995 of $291 million was primarily due to higher crude oil and other petroleum feedstock costs and higher costs of crude oil resales, both of which resulted from higher industry crude oil prices. In addition, period costs, primarily maintenance, increased.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses for LCR were $72 million in 1997 compared to $59 million in 1996 and $58 million in 1995. The increase in 1997 is primarily due to increased selling expense as a result of product mix and increased employee compensation including incentive compensation.

INTEREST EXPENSE LCR's interest expense was $37 million in 1997 compared to $2 million in 1996 and $1 million in 1995. Interest expense on debt related to construction of the Upgrade Project was capitalized through its completion including the first quarter of 1997, and the years 1996 and 1995.

INTEREST INCOME LCR's interest income was $2 million in 1997 compared to $2 million in 1996 and $3 million in 1995.


UNALLOCATED

GENERAL AND ADMINISTRATIVE EXPENSES General and administrative expenses were $84 million in 1997 compared to $60 million in 1996 and $59 million in 1995.
The increase in 1997 compared to 1996 was due to increased employee compensation and computer support costs, primarily due to headcount increases related to software implementation. In addition, employee incentive compensation increased.

UNUSUAL CHARGE The unusual charge of $40 million in 1997 consists of costs related to the formation of Equistar comprised primarily of costs associated with a reduction of the workforce and consolidation of certain operations. Lyondell's $24 million share of Equistar's unusual charges was allocated to Lyondell in accordance with its 57 percent ownership percentage. Lyondell also incurred $16 million of costs related to the early termination of incentive compensation plans and executive severance.

INTEREST EXPENSE Interest expense was $75 million in 1997 compared to $81 million in 1996 and $80 million in 1995. The decrease in 1997 is primarily due to the transfer of debt to Equistar as of December 1, 1997.

INTEREST INCOME Interest income was $14 million in 1997 compared to $3 million in 1996 and $6 million in 1995. The increase in 1997 resulted from higher levels of loans to LCR outstanding during the year. The $3 million decrease in interest income in 1996 compared to 1995 was primarily due to lower levels of excess cash available for investment.

MINORITY INTEREST Minority interest was $17 million in 1997 representing the allocated share of Lyondell Methanol net income to MCNIC, the minority owner of Lyondell Methanol. Minority interest of $4 million in 1996 represents the allocated share of LCR net income to CITGO, the minority owner of LCR, and the allocated share of Lyondell Methanol net income to MCNIC. Minority interest was $14 million in 1995 representing the allocated share of LCR net income to CITGO.

INCOME TAX The effective income tax rate during 1997 was 37.3 percent compared to 35.7 percent for 1996 and 37.1 percent for 1995. The effective income tax rate increased in 1997 due to the non-deductibility of executive compensation. State income tax was the primary difference between the effective tax rate and the 35 percent federal statutory rate during each of the periods.


FINANCIAL CONDITION


OPERATING ACTIVITIES Lyondell's cash flow from operating activities totaled $269 million during 1997 compared to $232 million and $471 million generated in 1996 and 1995, respectively. The 1997 improvement is primarily attributable to the increase in net income in 1997 versus 1996 offset by changes in working capital, primarily accounts payable as a result of feedstock price changes between December 31 of each year.

INVESTING ACTIVITIES - CAPITAL EXPENDITURES The Company made capital expenditures of $49 million during 1997, primarily for projects at the petrochemical plants. Equistar made capital expenditures of $12 million, of which $7 million is Lyondell's share, during the month of December 1997. Excluding Upgrade Project expenditures totaling $45 million, LCR made capital expenditures of $40 million during 1997, of which $11 million related to environmental projects with the remainder for other maintenance and capital projects. Upgrade Project expenditures during 1997 were funded by $18 million from Lyondell in the form of subordinated loans to LCR, $16 million from CITGO in the form of subordinated loans to LCR, and $10 million and $1 million of contributions made during 1997 by CITGO and Lyondell, respectively.

CITGO provided a major portion of the funding for the Upgrade Project which through December 31, 1997 totaled cash contributions of $490 million, including cash contributions for the carrying costs of the debt. CITGO also reinvested approximately $46 million of cash distributions through the first quarter of 1997. In addition, CITGO provided $130 million for funding other non-Upgrade Project capital projects through March 1, 1997.


INVESTING ACTIVITIES - CONTRIBUTIONS AND ADVANCES TO/DISTRIBUTIONS FROM AFFILIATE Contributions to Equistar include $1 million in 1997 for the initial funding of Equistar's cash accounts. A distribution in excess of earnings before unusual charges of $27 million from Equistar was received in December 1997.


Contributions and advances to LCR in 1997 include $18 million in subordinated loans to LCR for the Upgrade Project expenditures, $2 million in contributions for other capital projects and $65 million in working capital contributions. Distributions in excess of earnings of $45 million were made by LCR to Lyondell in 1997.


FINANCING ACTIVITIES Cash used in financing activities in 1997 consisted primarily of the retirement of $112 million of long-term debt. Distributions to MCNIC, the minority owner of Lyondell Methanol, totaled $16 million during 1997. Borrowings of $50 million in 1997 were used primarily to finance costs related to the formation of Equistar in December 1997. Long-term debt, and the current portion thereof, outstanding at December 1, 1997 of $744 million was contributed to Equistar.

The Board of Directors authorized a $75 million stock repurchase program in September 1997. The Company had purchased 1,400,012 shares of common stock through March 1, 1998 including 1,015,512 shares of common stock for approximately $26 million through December 31, 1997.


In August 1994, Atlantic Richfield Company ("ARCO") issued three-year debt securities ("Exchangeable Notes") which were exchangeable upon maturity on September 15, 1997 into Lyondell common stock or an equivalent cash value, at ARCO's option. On September 15, 1997, ARCO delivered shares of Lyondell common stock to the holders of the Exchangeable Notes. The Company purchased the remaining 383,312 shares of common stock held by ARCO after the conversion. As of September 30, 1997, ARCO owns no shares of common stock of Lyondell.


The Company paid regular quarterly dividends of $.225 per share of common stock in each quarter of 1997. On January 23, 1998, the Board of Directors declared a regular quarterly dividend in the amount of $.225 per share of common stock, payable March 15, 1998 to stockholders of record on February 25, 1998.



LYONDELL PETROCHEMICAL COMPANY DEBT Effective December 1, 1997, the Company has a 364-day, $225 million revolving credit facility ("Facility") with a group of banks, which replaced the five-year $400 million revolving credit facility. Borrowings under the Facility bear interest at either the eurodollar or prime rates or rates based on a competitive auction feature wherein the interest rate can be established by competitive bids submitted by the sponsoring banks, all at the Company's option. The Facility is available for working capital and general corporate purposes as needed and contains covenants relating to disposition of assets, mergers and consolidations, and certain ratios. At December 31, 1997, no amounts were outstanding under this Facility.


The Company also has uncommitted lines of credit totaling $150 million with banks and other financial institutions. These uncommitted lines of credit provide the Company with additional borrowing flexibility and potentially more competitive interest rates. The Company can borrow money on these uncommitted lines of credit on such terms as may be mutually agreed upon at the time amounts are borrowed. The lines of credit can be terminated by the lenders, in their sole discretion, on short notice. As of December 31, 1997, the Company had $100 million outstanding under these uncommitted lines of credit.


EQUISTAR CHEMICALS, LP DEBT As of December 31, 1997, Equistar had $744 million of long-term debt (including the current portion) consisting of: (i) $150 million of notes due in 1999; (ii) $100 million of notes due in 2002; (iii) $150 million of notes due in 2006; (iv) $150 million of debentures due in 2026; and
(v) $194 million of medium-term notes due from 1998 to 2005. Equistar assumed primary liability for all of the foregoing indebtedness of Lyondell in
connection with its formation.   Lyondell also continues to be liable on such
debt until its maturity.

In connection with its formation, on December 1, 1997, Equistar entered into a five-year, $1.25 billion Credit Facility (the "Equistar Credit Facility") with a group of banks expiring November 2002. Borrowings under the Equistar Credit Facility bear interest at either the Federal Funds rate plus 1/2 of 1 percent, LIBOR, a fixed rate offered by one of the sponsoring banks or rates that are based on a competitive auction feature wherein the interest rate can be established by competitive bids submitted by the sponsoring banks, depending on the type of borrowing made under the Facility. The Facility is available for working capital and general purposes as needed and contains covenants relating to liens, sale and leaseback transactions, debt incurrence, leverage and interest coverage ratios, sales of assets and mergers and consolidations. As of December 31, 1997, Equistar had $800 million outstanding under the Equistar Credit Facility. Millennium America, Inc., a subsidiary of Millennium ("Millennium America"), guaranteed the payment of principal and interest on a total of $750 million principal amount of indebtedness under the Equistar Credit Facility; however, the lenders may not proceed against Millennium America until they have exhausted their remedies against Equistar. The guarantee will remain in effect indefinitely, but at any time after the seventh anniversary of the Equistar Credit Facility, Millennium America may elect to terminate the guarantee if certain events occur.

LYONDELL-CITGO REFINING COMPANY LTD. DEBT In May 1995, LCR entered into two credit facilities totaling $520 million with a group of banks with The Bank of New York as agent (together the "LCR Credit Facilities"). The first facility, a $70 million, 364-day revolving working capital facility, was renewed in 1997 and is being utilized for general business purposes and for letters of credit. At December 31, 1997, no amounts were outstanding under this credit facility. The second facility is a $450 million, five-year term credit facility that was used to partially fund the Upgrade Project. At December 31, 1997, $450 million was outstanding under this credit facility with a weighted average interest rate of
6.5 percent. Interest for both facilities is based on prime or eurodollar rates at LCR's option. The LCR Credit Facilities contain covenants that require LCR to maintain a minimum net worth which increases each year until 1998 and maintenance of certain financial ratios defined in the agreements. The LCR Credit Facilities also contain other customary covenants which limit LCR's ability to modify certain significant contracts, incur additional debt or liens, dispose of assets, make restricted payments as defined in the agreements or merge or consolidate with other entities.



ACCOUNTING STANDARDS


In June 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. SFAS No. 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company does not believe the effect of adoption of SFAS No. 130 in 1998 will have a material impact on the Company.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company plans to adopt SFAS No. 131 in 1998 and disclose the methanol business currently included in the petrochemicals segment as a separate segment.


YEAR 2000


Lyondell and Equistar have replaced many of their business and operating computer systems (including systems operated by Equistar for Lyondell Methanol). Equistar is in the process of replacing the systems for the operations contributed by Millennium. LCR is in the process of replacing many of its business and operating computer systems. The new systems, based on enterprise software from SAP America, Inc., will replace older systems and allow employees at different locations to share financial and operating information more efficiently. The first major use of the software commenced May 1, 1997 for the majority of the financial and operating systems of the operations contributed to Equistar by Lyondell. Remaining phases are targeted for completion late in 1998 and into the first half of 1999. The new systems and software are Year 2000 compatible, thus handling the majority of the Company's Year 2000 conversion requirements. Equistar and LCR are developing conversion strategies for their remaining systems. Management does not believe Year 2000 compliance will be a significant issue.


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

Lyondell and Millennium have similar indemnifications with Equistar related to the petrochemicals and polymers business contributions by the companies. Equistar has agreed to indemnify and defend Lyondell and Millennium, individually, against certain uninsured claims and liabilities which Equistar may incur relating the operation of the contributed business prior to December 1, 1997 up to $7 million each within the first seven years of the partnership, subject to certain terms of the Asset Contribution Agreements.

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

Lyondell's environmental reserve at December 31, 1997 was $12 million. The Company spent $1 million, $2 million and $9 million in 1997, 1996 and 1995, respectively, relating to environmental matters. The Company estimates it will spend approximately $2 million in conjunction with environmental matters in 1998, which is included in the December 31, 1997 environmental reserve.


CURRENT BUSINESS OUTLOOK

On December 1, 1997, the Company and Millennium formed Equistar, which owns and operates the existing petrochemicals and polymers businesses contributed by the two companies. The formation of Equistar is expected to result in cost savings and profit improvement synergies of more than $150 million per year by the year 2000. For 1998, the net positive impact of the synergies, after one-time costs, is expected to be $50 million.

During the remainder of 1998, management expects that olefins supply and demand fundamentals will be weakening versus the conditions that prevailed in 1997. Additional industry capacity was added in the fourth quarter of 1997. The relatively greater increase in supply versus demand increases may negatively impact pricing of olefins into 1998. However, unplanned industry outages may somewhat offset the increased supply and mitigate the pricing effect. Feedstock costs are lower in the first quarter of 1998 also offsetting lower pricing effects. The Asian financial crisis in primarily, Thailand, Malaysia, Indonesia and the Philippines continues to have a short-term impact on exports in downstream markets which impacts industry pricing and volumes.

Polymers prices are still decreasing slightly and are currently at lower levels than experienced in 1997. Offsetting this will be reduced feedstock costs from decreasing olefins pricing. Additional industry capacity added in the second half of 1997 also may negatively impact prices and margins in 1998. Polymers demand growth in 1998 is expected to remain at historical rates.

More than 90 percent of LCR's crude oil purchases are made pursuant to the Crude Supply Contract which significantly reduces the crude oil volume which is sensitive to market conditions. In the last half of 1997, throughput rates were consistent and strong, resulting in increased profitability and cash flow. Although operating rates will be lower in the first quarter of 1998 due to planned maintenance, strong operating results are expected to return beginning in the second quarter of 1998 and continue for the remainder of the year.

LCR's indebtedness has been scheduled to be refinanced in the second quarter of 1998. In connection therewith, the Company anticipates that LCR would repay the construction loan and subordinated loans made to LCR by Lyondell, including those made in connection with the Upgrade Project, as well as subordinated loans made to LCR by CITGO, including those made in connection with the Upgrade Project. Additional cash received in the refinancing will be distributed to Lyondell and CITGO. Lyondell proceeds are expected to be in the $400 million to $600 million range. Lyondell anticipates that it will use a portion of its proceeds to repay Lyondell's $345 million note payable to Equistar.

Methanol demand growth is expected to slow in 1998. Unscheduled outages in the downstream markets have negatively impacted demand for methanol in the first quarter of 1998. New industry capacity added in the fourth quarter of 1997 is expected to lead to price pressures that could continue through 1998. Offsetting the demand and pricing pressures, natural gas feedstock prices have dropped slightly from the stronger levels experienced in the last half of 1997. As a result, margins are expected to be reduced in 1998 below the levels in 1997.

Lyondell's share of budgeted 1998 capital expenditures for Equistar, LCR and Lyondell Methanol totals $116 million, $38 million and $10 million, respectively. The Equistar capital budget of $204 million includes spending for the 460 million pound HDPE resin expansion at the Matagorda Facility, the ethylene conversion to liquid feedstocks at the La Porte Facility, a debottleneck at the Victoria Facility and other projects at the petrochemicals and polymers facilities. The LCR capital budget of $66 million includes spending for process control upgrades, fluid catalytic cracker upgrade and other projects at the Refinery. The Lyondell Methanol capital budget of $13 million includes capital spending for a major maintenance turnaround scheduled to be completed in the first quarter of 1999. Capital expenditures are expected to be funded primarily from the operating cash flow of the ventures.

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

Management believes business conditions will be such that cash balances, cash distributions from Equistar, LCR and Lyondell Methanol and existing lines of credit will be adequate to meet future cash requirements for scheduled debt repayments and to sustain for the reasonably foreseeable future the regular quarterly dividend. Management anticipates, in general, increased cash flow from its businesses because of the creation of Equistar and the LCR venture, which should provide greater financial flexibility to the Company. Management intends to accelerate cash flow from its investment in LCR as a result of LCR replacing its current construction financing with longer-term financing and distributing excess funds to the owners of LCR. Management expects cash flow to be in excess of the amounts needed to fund operations, debt repayments (including the $345 million note payable to Equistar), and to maintain an appropriate capital structure. Management plans to maximize stockholder value by investing excess cash flow in attractive growth opportunities or returning excess cash flow to stockholders.

On March 20, 1998, Lyondell and Millennium announced an agreement to expand Equistar with the addition of the ethylene, propylene and ethylene oxide and derivatives businesses of Occidental Chemical Corporation, a subsidiary of Occidental Petroleum. This is expected to increase total value creation from Equistar, through additional synergies created by leveraging costs over a larger asset base. It will also provide expanded diversification into products that use ethylene as a feedstock. The transaction, which is subject to regulatory approval, is expected to close by mid-year 1998. Lyondell's percentage ownership in Equistar would decrease to 41 percent from the current 57 percent ownership as a result of this transaction.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this report, including those regarding the Current Business Outlook, are "forward-looking statements" within the meaning of the federal securities laws. Although Lyondell believes the expectations reflected in such forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties, and Lyondell can give no assurance that such expectations will prove to have been correct. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the cyclical nature of the petrochemical, polymers and refining industries, uncertainties associated with the United States and worldwide economies, current and potential United States governmental regulatory actions, substantial petrochemical and polymer capacity additions resulting in oversupply and declining prices and margins, and operating interruptions (including leaks, explosions, fires, mechanical failure, unscheduled downtime, transportation interruptions, and spills and releases and other environmental risks). Many of such factors are beyond Lyondell's or its joint ventures' ability to control or predict. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or prior earnings levels.

All subsequent written and oral forward-looking statements attributable to the Company and persons acting on its behalf are qualified in their entirety by the cautionary statements contained in this section and elsewhere in this report.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                         INDEX TO FINANCIAL STATEMENTS




                                                                                      PAGE
                                                                                ----------------
LYONDELL PETROCHEMICAL COMPANY

Report of Independent Accountants                                                     41

Financial Statements:

         Consolidated Statements of Income and Retained Earnings (Deficit)            42
         Consolidated Balance Sheets                                                  43
         Consolidated Statements of Cash Flows                                        44
         Notes to Consolidated Financial Statements                                   45

EQUISTAR CHEMICALS, LP

Report of Independent Accountants                                                     66

Financial Statements:

         Statement of Income                                                          67
         Balance Sheet                                                                68
         Statement of Partners' Capital                                               69
         Statements of Cash Flows                                                     70
         Notes to Financial Statements                                                71

LYONDELL-CITGO REFINING COMPANY LTD.

Overview                                                                              80

Report of Independent Accountants                                                     81

Financial Statements:

         Statements of Income                                                         82
         Balance Sheets                                                               83
         Statements of Cash Flows                                                     84
         Statements of Members' Equity                                                85
         Notes to Financial Statements                                                86

                         LYONDELL PETROCHEMICAL COMPANY

                       REPORT OF INDEPENDENT ACCOUNTANTS




To the Stockholders and Board of Directors of Lyondell Petrochemical Company:

We have audited the accompanying consolidated balance sheets of Lyondell Petrochemical Company as of December 31, 1997 and 1996, and the related consolidated statements of income and retained earnings (deficit), and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessingy the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lyondell Petrochemical Company as of December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



Coopers & Lybrand L.L.P.
Houston, Texas
February 16, 1998
(Except as to the information presented in Note 23, for which the date March 20,
1998)

                         LYONDELL PETROCHEMICAL COMPANY

       CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (DEFICIT)

                                                           FOR THE YEAR ENDED DECEMBER 31
                                                  ----------------------------------------------
MILLIONS OF DOLLARS EXCEPT PER SHARE AMOUNTS         1997              1996              1995
--------------------------------------------      ----------        -----------       ----------
SALES AND OTHER OPERATING REVENUES (NOTE 4):
     Unrelated parties                              $2,346            $4,734            $4,611
     Related parties                                   532               318               325
                                                  ----------        -----------       ----------
                                                     2,878             5,052             4,936
                                                  ----------        -----------       ----------
INCOME FROM EQUITY INVESTMENTS:
     LYONDELL-CITGO Refining Company Ltd.              102               - -               - -
     Equistar Chemicals, LP (before unusual
     charge)                                            30               - -               - -
                                                  ----------        -----------       ----------
                                                       132               - -               - -
                                                  ----------        -----------       ----------
GAIN ON SALE OF ASSETS                                 - -                30               - -
                                                  ----------        -----------       ----------

OPERATING COSTS AND EXPENSES:
Cost of sales:
          Unrelated parties                           1,827            4,320             3,801
          Related parties                               423              250               225
     Selling, general and administrative expenses       186              234               204
     Unusual charges (including $24 million from
          Equistar Chemicals, LP)                        40              - -               - -
                                                  ----------        -----------       ----------
                                                      2,476            4,804             4,230
     Operating income                                   534              278               706

Interest expense                                        (75)             (81)              (80)
Interest income                                          14                3                 6
Minority interest                                       (17)              (4)              (14)
                                                  ----------        -----------       ----------

Income before income taxes                              456              196               618

Provision for income taxes                              170               70               229
                                                  ----------        -----------       ----------

NET INCOME                                             $286             $126              $389
                                                  ==========        ===========       ==========

BASIC AND DILUTED EARNINGS PER SHARE                  $3.58            $1.58             $4.86
                                                  ==========        ===========       ==========

RETAINED EARNINGS (DEFICIT) AT BEGINNING OF YEAR       $193             $142             $(175)
     Net income                                         286              126               389
     Cash dividends                                     (72)             (72)              (72)
     OTHER                                              - -               (3)              - -
                                                  ----------        -----------       ----------

RETAINED EARNINGS AT END OF YEAR                       $407             $193              $142
                                                  ==========        ===========       ==========

                        LYONDELL PETROCHEMICAL COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31
                                                        ------------------------------
MILLIONS OF DOLLARS                                        1997               1996
-------------------                                     -----------      -------------
ASSETS
Current assets:
     Cash and cash equivalents                              $   86            $    68
     Accounts receivable:
          Trade                                                  1                394
          Related parties                                        4                 62
     Inventories                                               - -                294
     Prepaid expenses and other current assets                  12                 13
                                                        -----------      -------------
          Total current assets                                 103                831
                                                        -----------      -------------
Property, plant and equipment                                  138              4,313
Less accumulated depreciation and amortization                 (92)            (2,043)
                                                        -----------      -------------
                                                                46              2,270
Investment in affiliates:
     LYONDELL-CITGO Refining Company Ltd. ("LCR")              104                - -
     Equistar Chemicals, LP                                  1,063                - -
Receivable from LCR                                            196                - -
Deferred charges and other assets                               47                175
                                                        -----------      -------------
Total assets                                                $1,559            $ 3,276
                                                        ===========      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable:
          Trade                                             $   87            $   474
          Related parties                                       97                  1
     Notes payable                                             100                 60
     Current maturities of long-term debt                      - -                112
     Other accrued liabilities                                  24                124
                                                        -----------      -------------
          Total current liabilities                            308                771
                                                        -----------      -------------
Long-term debt                                                 345              1,194
Other liabilities and deferred credits                          73                114
Deferred income taxes                                          209                157
Commitments and contingencies
Minority interest                                                5                609
Stockholders' equity:
     Preferred stock, $.01 par value, 80,000,000 shares
       authorized, none outstanding                            - -                - -
     Common stock, $1 par value, 250,000,000 shares
       authorized, 80,000,000 issued                            80                 80
     Additional paid-in capital                                158                158
     Retained earnings                                         407                193
     Treasury stock, at cost, 1,015,512 shares                 (26)               - -
                                                        -----------      -------------
          Total stockholders' equity                           619                431
                                                        -----------      -------------
Total liabilities and stockholders' equity                  $1,559            $ 3,276
                                                        ===========      =============

                See notes to consolidated financial statements.

                        LYONDELL PETROCHEMICAL COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   FOR THE YEAR ENDED DECEMBER 31
                                                              -------------------------------------------
MILLIONS OF DOLLARS                                              1997            1996             1995
-------------------                                           ----------      ----------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                 $ 286            $ 126            $ 389
     Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation and amortization                            84              110               86
          Deferred income taxes                                    43               50                3
          Minority interest                                        17                4               14
          Gain on sale of assets                                  - -              (30)             - -
          Increase in accounts receivable                         (64)             (94)              (1)
          Increase in inventories                                 (37)             (29)             (36)
          Increase (decrease) in accounts payable                 (44)             160               54
          Net change in other working capital accounts             (2)               6               (1)
          Other                                                   (14)             (71)             (37)
                                                              ----------      ----------        ---------
               Net cash provided by operating activities          269              232              471
                                                              ----------      ----------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant and equipment                   (49)            (609)            (982)
     Proceeds from sales of assets                                - -               55              - -
     Purchases of short-term investments                          - -              (76)             - -
     Proceeds from sales of short-term investments                - -               76              - -
     Contributions and advances to affiliates                     (86)             - -              - -
     Distributions from affiliates in excess of earnings           72              - -              - -
     Deconsolidation of affiliate                                 (12)             - -              - -
                                                              ----------      ----------        ---------
               Net cash used in investing activities              (75)            (554)            (982)
                                                              ----------      ----------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Minority owners' (distributions) contributions               (16)             146              176
     Net change in short-term debt                                 50              (43)              83
     Borrowings of long-term debt                                 - -              499              250
     Repayments of long-term debt                                (112)            (150)             (10)
     Repurchase of common stock                                   (26)             - -              - -
     Dividends paid                                               (72)             (72)             (72)
                                                              ----------      ----------        ---------
         Net cash provided by (used in) financing activities     (176)             380              427
                                                              ----------      ----------        ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   18               58              (84)
Cash and cash equivalents at beginning of period                   68               10               94
                                                              ----------      ----------        ---------
Cash and cash equivalents at end of period                      $  86            $  68            $  10
                                                              ==========      ==========        =========

                See notes to consolidated financial statements.

                        LYONDELL PETROCHEMICAL COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  FORMATION OF THE COMPANY AND OPERATIONS

Lyondell Petrochemical Company ("Company" or "Lyondell") operates in the petrochemicals, polymers and refining segments through its interests in Equistar Chemicals, LP ("Equistar"), LYONDELL-CITGO Refining Company Ltd. ("LCR"), a Texas limited liability company, and Lyondell Methanol Company, L.P. ("Lyondell Methanol"). Equistar was formed on December 1, 1997 as a joint venture between the Company and Millennium Chemicals Inc. ("Millennium") and is operated as a limited partnership. In December 1996, the Company sold an undivided interest in its methanol facility to MCN Investment Corporation ("MCNIC") and created Lyondell Methanol Company L.P. ("Lyondell Methanol"), a partnership with MCNIC as the minority owner, to own and operate the methanol facility.

In 1996 and 1995, Lyondell operated in two segments: the petrochemicals segment, which included the results of operations of the Company's petrochemicals and polymers business, and the refining segment. Beginning in 1997, the petrochemicals segment was split into the petrochemicals and polymers segments. The petrochemicals segment consists of: olefins including ethylene, propylene, butadiene, butylenes and specialty products; aromatics including benzene and toluene; methanol; methyl tertiary butyl ether ("MTBE"); refinery blending stocks and ethyl alcohol. Lyondell's interest in Lyondell Methanol for 1997 and the petrochemicals business of Equistar for December 1997 are included in the petrochemicals segment.

The polymers segment consists of Lyondell's operations in polyolefins including high-density polyethylene ("HDPE"), low-density polyethylene and polypropylene. The polymers, concentrates and compounds, and wire and cable businesses contributed by Millennium to Equistar in December 1997 are also included in the polymers segment.

The Company's operations in the refining segment are conducted through its interest in LCR, a Texas limited liability company owned by subsidiaries of the Company and CITGO Petroleum Corporation ("CITGO"). The refining segment consists of refined petroleum products, including gasoline, low sulfur diesel, and jet fuel; aromatics produced at LCR's full-conversion Houston, Texas refinery ("Refinery"), including benzene, toluene, paraxylene and orthoxylene; lubricants, including industrial lubricants, motor oils, white oils and process oils; carbon black oil; sulfur; residual oil; petroleum coke fuel; olefins feedstocks; and crude oil resales. LCR completed a major upgrade project at the Refinery ("Upgrade Project") during the first quarter of 1997 to enable the facility to process substantial additional volumes of very heavy crude oil. LCR sells its principal refined products to CITGO (see Note 4).

From its formation in 1985 through June 1988, Lyondell operated as a division of Atlantic Richfield Company ("ARCO"). In July 1988, ARCO transferred the division's assets and liabilities along with additional pipeline assets, to its wholly owned subsidiary, Lyondell Petrochemical Company, a Delaware corporation. In January 1989, ARCO completed an initial public offering of approximately 50.1 percent of the Company's common stock. In August 1994, ARCO issued three-year debt securities ("Exchangeable Notes") which were exchangeable upon maturity on September 15, 1997 into Lyondell common stock or an equivalent cash value, at ARCO's option. On September 15, 1997, ARCO delivered shares of Lyondell common stock to the holders of the Exchangeable Notes. The Company purchased the remaining 383,312 shares of common stock held by ARCO after the conversion. As of December 31, 1997, ARCO owns no shares of common stock of Lyondell.

Although during the previous five years the contribution to operating profits made by the petrochemicals and polymers segments has been over five times greater than the contribution to operating profits made by the refining segment, this trend could be reversed in any particular year due to margin volatility within the petrochemicals and petroleum refining industries.

                        LYONDELL PETROCHEMICAL COMPANY

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The 1997 consolidated financial statements include the accounts of the Company and its subsidiaries, including Lyondell Methanol. LCR is included in the consolidated financial statements of the Company in 1996 and 1995. All significant transactions between the entities of the Company have been eliminated from the consolidated financial statements. The Company's investments in LCR in 1997 and Equistar for December 1997 are shown as equity investments and are not consolidated.

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

The Company has no requirements for compensating balances in a specific amount at a specific point in time. The Company does maintain compensating balances for some of its banking services and products. Such balances are maintained on an average basis and are solely at the Company's discretion. As a result, none of the Company's cash is restricted.

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

Accounts Receivable - The Company, Equistar and LCR sell their products primarily to companies in the petrochemicals and refining industries. The Company, Equistar and LCR perform ongoing credit evaluations of their customers' financial condition and in certain circumstances require letters of credit from them. The Company's allowance for doubtful accounts receivable, which is reflected in the consolidated balance sheet as a reduction of accounts receivable, totaled $3 million at December 31, 1996. The Company had no significant allowance for doubtful accounts recorded at December 31, 1997.

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

                        LYONDELL PETROCHEMICAL COMPANY

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

In October 1996 the American Institute of Certified Public Accountants issued Statement of Position 96-1 ("SOP 96-1"), "Environmental Remediation Liabilities," which establishes new accounting and reporting standards for the recognition and disclosure of environmental remediation liabilities. The effect of adoption of SOP 96-1 in 1997 did not have a material impact on the Company's financial position or results of operations.

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

Basic and Diluted Earnings per Share - In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS and also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. There was no impact on 1997, 1996 or 1995 from the Company's adoption of SFAS No. 128.

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

Reclassifications - Certain previously reported amounts have been restated to conform to classifications adopted in 1997.


3.  EQUISTAR CHEMICALS, LP

Equistar was formed on December 1, 1997 as a joint venture between the Company and Millennium and is operated as a limited partnership. Lyondell contributed substantially all of the assets comprising its petrochemicals and polymers business segments, as well as a $345 million note, in exchange for a 57 percent interest in Equistar, held through two wholly owned subsidiaries. Millennium contributed substantially all of the assets comprising its polyethylene and related products, performance polymers and ethyl alcohol businesses, which had been held in Millennium Petrochemicals, Inc., a wholly owned subsidiary of Millennium. In exchange, Millennium received a 43 percent interest in Equistar, Equistar repaid $750 million of debt due to Millennium from its contributed business and Millennium retained $250 million of certain accounts receivable. Equistar owns and operates the petrochemicals and polymers businesses contributed by the two companies. Because certain management decisions are jointly controlled by Lyondell and Millennium, Lyondell accounts for its investment in Equistar under the equity method of accounting, similar to the accounting for its investment in LCR.

Summarized financial information for Equistar is as follows (in millions of dollars).

                        LYONDELL PETROCHEMICAL COMPANY


BALANCE SHEET
                                                   DECEMBER 31
                                                       1997
                                                   -----------
Total current assets                                  $1,193
Property, plant and equipment, net                     2,118
Goodwill, net                                          1,139
Deferred charges and other assets                        151
                                                   -----------
Total assets                                          $4,601
                                                   ===========

Current maturities of long-term debt                  $   36
Other current liabilities                                316
Long-term debt                                         1,512
Other liabilities and deferred credits                    34
Partners' capital                                      3,048
Note receivable from Lyondell                           (345)
                                                   -----------
Total liabilities and partners' capital               $4,601
                                                   ===========

                                                   FOR THE ONE
                                                   MONTH ENDED
                                                   DECEMBER 31
INCOME STATEMENT                                      1997
                                                   -----------
Sales and other operating revenues                    $  365
Cost of sales                                            287
Selling, general and administrative expenses              21
Unusual charge                                            42
                                                   -----------
Operating income                                          15
Interest expense, net                                      8
                                                   -----------
Net income                                            $    7
                                                   ===========
SELECTED CASH FLOW INFORMATION
Depreciation and amortization                         $   19
Changes in working capital                                69
Additions to property, plant and equipment               (12)

Lyondell's equity income from investment in Equistar is presented on the consolidated income statement as Lyondell's $30 million share of Equistar's income before the unusual charge for December 1997. Lyondell's $24 million share of the Equistar unusual charge is included in the unusual charges line on the consolidated income statement (see Note 7).


4.  LYONDELL-CITGO REFINING COMPANY LTD.

In July 1993, LCR was formed to own and operate the Company's refining business. LCR completed the Upgrade Project at the Refinery during the first quarter of 1997, which enables the facility to process substantial additional volumes of very heavy crude oil. As a result of the completion of the Upgrade Project, effective April 1, 1997 the participation interests changed from 86 percent and 14 percent to 58.5 percent and 41.5 percent for Lyondell and CITGO, respectively, to reflect CITGO's equity contribution in the Upgrade Project. CITGO has a one-time option to increase its participation interest in LCR up to 50 percent by making an additional equity contribution. Net income before depreciation expense for the period is allocated to LCR's owners based on participation interests. Depreciation expense is allocated to the owners based on contributed assets.

Pursuant to contractual arrangements and concurrent with the completion of the Upgrade Project, the authority and responsibility for certain management decisions previously decided by majority vote, and therefore controlled by Lyondell, changed to unanimous vote resulting in expanded joint control of LCR by Lyondell and CITGO.

                        LYONDELL PETROCHEMICAL COMPANY

Consequently, effective January 1, 1997, Lyondell began accounting for its investment in LCR under the equity method of accounting, meaning that the operations of LCR are no longer consolidated line by line with those of Lyondell. Lyondell's portion of LCR's net earnings are included in the consolidated statements of income as income from equity investment and Lyondell's portion of LCR's net assets appear on a single line in the consolidated balance sheets as investment in affiliate. Cash advances to and distributions in excess of earnings from LCR are reflected as individual line items on the consolidated statements of cash flows.

The following unaudited pro forma financial information presents the financial position, results of operations and cash flows of the Company as of and for the year ended December 31, 1996 using the equity method of accounting for Lyondell's investment in LCR as if the change in accounting method had been effective January 1, 1996. This unaudited pro forma information may not be indicative of results that will be obtained in the future.

BALANCE SHEETS                                                      PRO FORMA             AS REPORTED
--------------                                                    EQUITY METHOD           CONSOLIDATED
MILLIONS OF DOLLARS                                             DECEMBER 31, 1996      DECEMBER 31, 1996
--------------------                                          --------------------    --------------------
Current assets                                                             $  619               $  831
Property, plant and equipment, net                                            893                2,270
Investment in affiliate                                                        83                  - -
Receivable from affiliate                                                     177                  - -
Deferred charges and other assets                                             118                  175
                                                              --------------------    --------------------
Total assets                                                               $1,890               $3,276
                                                              ====================    ====================
Notes payable                                                              $   50               $   60
Current maturities of long-term debt                                          112                  112
Other current liabilities                                                     323                  599
                                                              --------------------    --------------------
Total current liabilities                                                     485                  771
Long-term debt                                                                744                1,194
Other liabilities and deferred credits                                         70                  114
Deferred income taxes                                                         157                  157
Minority interest                                                               3                  609
Total stockholders' equity                                                    431                  431
                                                              --------------------    --------------------
Total liabilities and stockholders' equity                                 $1,890               $3,276
                                                              ====================    ====================
INCOME STATEMENTS                                                 PRO FORMA               AS REPORTED
-----------------                                               EQUITY METHOD             CONSOLIDATED
                                                               FOR THE YEAR ENDED       FOR THE YEAR ENDED
MILLIONS OF DOLLARS EXCEPT PER SHARE AMOUNTS                   DECEMBER 31, 1996         DECEMBER 31, 1996
--------------------------------------------                  --------------------    --------------------
Sales and other operating revenues                                         $2,644               $5,052
Income from equity investment                                                   2                  - -
Gain on sale of assets                                                         30                   30
Cost of sales                                                               2,228                4,570
Selling, general and administrative expenses                                  172                  234
                                                              --------------------    --------------------
Operating income                                                              276                  278
Interest expense                                                              (79)                 (81)
Interest income                                                                 1                    3
Minority interest                                                              (2)                  (4)
                                                              --------------------    --------------------
Income before income taxes                                                    196                  196
Provision for income taxes                                                     70                   70
                                                              --------------------    --------------------
Net income                                                                 $  126               $  126
                                                              ====================    ====================
Earnings per share                                                          $1.58                $1.58
                                                              ====================    ====================

                        LYONDELL PETROCHEMICAL COMPANY

STATEMENTS OF CASH FLOWS                               PRO FORMA                AS REPORTED
------------------------                             EQUITY METHOD             CONSOLIDATED
                                                  FOR THE YEAR ENDED        FOR THE YEAR ENDED
MILLIONS OF DOLLARS                                DECEMBER 31, 1996         DECEMBER 31, 1996
-------------------                               -------------------       ------------------
Net income                                                     $ 126                   $ 126
Depreciation and amortization                                     74                     110
Deferred income taxes                                             50                      50
Minority interest                                                  2                       4
Gain on sale of assets                                           (30)                    (30)
Changes in working capital and other                             (92)                    (28)
                                                  -------------------       ------------------
     Net cash provided by operating activities                   130                     232
                                                  -------------------       ------------------
Additions to property, plant and equipment                       (80)                   (609)
Proceeds from sales of assets                                     55                      55
Contributions and advances to affiliate, net                     (82)                    - -
Deconsolidation of affiliate                                      (4)                    - -
                                                  -------------------       ------------------
     Net cash used in investing activities                      (111)                   (554)
                                                  -------------------       ------------------
Minority owners' contributions                                     2                     146
Net change in short-term debt                                    (53)                    (43)
Borrowings of long-term debt                                     300                     499
Repayments of long-term debt                                    (150)                   (150)
Dividends paid                                                   (72)                    (72)
                                                  -------------------       ------------------
     Net cash provided by financing activities                    27                     380
                                                  -------------------       ------------------
Increase in cash and cash equivalents                             46                      58
Cash and cash equivalents, beginning of period                    10                      10
                                                  -------------------       ------------------
Cash and cash equivalents, end of period                       $  56                   $  68
                                                  ===================       ==================

Summarized financial information for LCR is as follows (in millions of dollars). The results below include a restatement for a pricing adjustment between LCR and Lyondell recorded in 1996 retroactive to 1993.


BALANCE SHEETS                                               DECEMBER 31
                                                  --------------------------------
                                                     1997                  1996
                                                  ----------          ------------
Total current assets                                $   243              $   273
Property, plant and equipment, net                    1,391                1,391
Deferred charges and other assets                        47                   56
                                                  ----------          ------------
Total assets                                        $ 1,681              $ 1,707
                                                  ==========          ============
Total current liabilities                           $   293              $   373
Long-term debt                                          663                  627
Other liabilities and deferred credits                   52                   44
Members' equity                                         673                  663
                                                  ----------          ------------
Total liabilities and members' equity               $ 1,681              $ 1,707
                                                  ==========          ============


                        LYONDELL PETROCHEMICAL COMPANY



INCOME STATEMENTS                                         FOR THE YEAR ENDED DECEMBER 31
                                              --------------------------------------------
                                                  1997           1996             1995
                                              -----------   -------------    -------------
Sales and other operating revenues               $2,695          $2,816          $2,651
Cost of sales                                     2,442           2,750           2,462
Selling, general and administrative expenses         72              62              58
                                              -----------   -------------    -------------
Operating income                                    181               4             131
Interest expense, net                                35             - -              (2)
State income taxes                                    1             - -               3
                                              -----------   -------------    -------------
Net income                                       $  145          $    4          $  130
                                              ===========   =============    =============

STATEMENTS OF CASH FLOWS
Depreciation and amortization                        91              74              32
Net changes in working capital                      (26)            (49)             25
Additions to property, plant and equipment          (85)            (80)           (506)

Included in sales and other operating revenues above are $181 million, $175 million and $289 million in sales to Lyondell for the eleven months ended November 30, 1997 and the years ended December 31, 1996 and 1995 respectively. Sales to Equistar included above were $7 million for December 1997. In addition, LCR purchased $325 million, $234 million and $193 million, primarily product purchases, from Lyondell for the eleven months ended November 30, 1997, and the years ended December 31, 1996 and 1995, respectively, which is included in LCR's cost of sales. Purchases from Equistar in December 1997 included in LCR's cost of sales totaled $28 million.

The Company has various service and cost sharing arrangements with LCR. Billings to LCR were approximately $7 million, $11 million, and $16 million for the years ended December 31, 1997, 1996, and 1995, respectively. Billings from LCR were approximately $5 million, $3 million, and $11 million for the years ended December 31, 1997, 1996 and 1995, respectively.

LCR has a long-term crude supply contract ("Crude Supply Contract") with Lagoven, S.A., now known as PDVSA Petroleo y Gas, S.A. ("PDVSA Oil"), an affiliate of CITGO. The Crude Supply Contract incorporates a formula price based on the market value of a slate of refined products deemed to be produced from each particular crude oil or feedstock, less: (i) certain deemed refining costs, adjustable for inflation and energy costs; (ii) certain actual costs, including crude transportation costs, import duties and taxes; and (iii) a deemed margin, which varies according to the grade of crude oil or other feedstock delivered. Deemed margins and deemed costs are adjusted periodically. These adjustments are based on inflation rates and energy costs, however, deemed margin adjustments can be less than the rate of inflation. Because deemed operating costs and the slate of refined products deemed to be produced for a given barrel of crude oil or other feedstock do not necessarily reflect the actual costs and yields in any period and because the market value of the refined products used in the pricing formula does not necessarily reflect the actual price received for the refined products, the actual refining margin earned by LCR under the Crude Supply Contract will vary depending on, among other things, the efficiency with which LCR conducts its operations during such period.

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

In addition, under the terms of a long-term product sales agreement ("Products Agreement"), CITGO purchases substantially all of the refined products produced at the Refinery. Both PDVSA Oil and CITGO are direct or indirect wholly owned subsidiaries of Petroleos de Venezuela, S.A., the national oil company of Venezuela. LCR is required to

                        LYONDELL PETROCHEMICAL COMPANY
purchase, and PDVSA Oil is required to sell, sufficient crude oil to satisfy LCR's coking capacity, or a minimum of 200,000 barrels per day and up to 230,000 barrels per day of very heavy Venezuelan crude oil. PDVSA Oil has the right, but not the obligation, to supply incremental amounts above 230,000 barrels per day.


5.  LYONDELL METHANOL COMPANY, L.P.

Lyondell Methanol was formed in December 1996 by Lyondell and MCNIC to own and operate the methanol facility at the Channelview Facility. MCNIC has a 25 percent interest in Lyondell Methanol. Lyondell has a 75 percent interest in Lyondell Methanol and serves as managing partner and operator.

In accordance with the guidance in Emerging Issues Task Force Issue No. 96-16 ("EITF 96-16") issued by the FASB in May 1997, Lyondell will account for its investment in Lyondell Methanol under the equity method of accounting effective January 1, 1998.

During 1997, Lyondell Methanol revenues were $165 million and net income was $58 million on a book depreciation basis.


6.  ACQUISITION OF ALATHON/(R)/ HIGH-DENSITY POLYETHYLENE BUSINESS

In May 1995, the Company acquired Occidental Chemical Corporation's Alathon/(R)/ high-density polyethylene ("HDPE") business ("ALATHON Business") for $356 million including certain direct costs, plus approximately $64 million for inventory. Assets involved in the purchase included resin production facilities at Victoria and Matagorda, Texas, associated research and development activities and the rights to the Alathon/(R)/ trademark. These facilities have a combined annual production capacity of approximately 1.5 billion pounds of HDPE. The Company financed the acquisition from internal cash and $230 million of short-term borrowings from its existing financing arrangements.

The following unaudited pro forma information combines the results of operations of the Company and the ALATHON Business for the year ended December 31, 1995 and assumes the acquisition of the ALATHON Business occurred on January 1, 1995. This unaudited pro forma information may not be indicative of results that would have actually resulted if this transaction had occurred on January 1, 1995 or which may be obtained in the future.

MILLIONS OF DOLLARS EXCEPT PER SHARE AMOUNT            1995
-------------------------------------------          -------
Sales and other operating revenues                    $5,130
Net income                                               409
Earnings per share                                      5.11


7.  UNUSUAL CHARGES

During 1997, the Company recognized $40 million of unusual charges related to the formation of Equistar, comprised primarily of costs associated with a reduction of the workforce and consolidation of certain operations. Certain costs were paid by Equistar and allocated to Lyondell and Millennium in accordance with ownership percentages. Lyondell also incurred costs related to the early termination of incentive compensation plans and executive severance. The unusual charges consist of the following items (in millions of dollars).

Lyondell's 57 percent share of the Equistar unusual charge                    $  24
Lyondell incentive compensation and executive severance                          16
                                                                          -----------
     Total                                                                    $  40
                                                                          ===========

                        LYONDELL PETROCHEMICAL COMPANY

8.  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is summarized as follows.

MILLIONS OF DOLLARS                                               1997                 1996              1995
-------------------                                            -----------          ----------       ----------
Cash paid during the year for:
   Interest:
      Paid                                                         $  66               $ 103            $  83
      Less amount capitalized                                        - -                  32                6
                                                               -----------          ----------       ----------
      Net                                                          $  66               $  71            $  77
                                                               ===========          ==========       ==========
   Income taxes                                                    $ 125               $  42            $ 252
                                                               ===========          ==========       ==========

At December 31, 1996 and 1995, property, plant and equipment included $9 million and $53 million, respectively, of non-cash additions which related to accounts payable accruals. No such amounts are included at December 31, 1997.

The petrochemicals and polymers businesses contributed by the Company to Equistar on December 1, 1997 included non-cash net assets with a net book value of $762 million, including $381 million of accounts receivable, $233 million of inventory, $826 million of net property, plant and equipment and $745 million of long-term debt including the current portion of long-term debt. In addition, the Company contributed a $345 million Term Note payable to Equistar.


9.  FINANCIAL INSTRUMENTS

The fair value of all financial instruments included in current assets and current liabilities, including cash and cash equivalents, accounts receivable, accounts payable and notes payable, approximated their carrying value due to their short maturity. The fair value of the long-term debt payable to Equistar approximated its carrying value due to its variable interest rate. Based on the borrowing rates currently available to the Company for debt with terms and average maturities similar to the Company's debt portfolio, the fair value of the Company's long-term debt, including amounts due within one year, was $1.236 billion at December 31, 1996.


10.  RELATED PARTY TRANSACTIONS

Atlantic Richfield Company Sales to ARCO, excluding sales to ARCO Chemical Company, were $31 million in 1996 and $4 million in 1995. Costs of sales and selling expenses include charges from ARCO, excluding costs to ARCO Chemical Company, of $23 million in 1996 and $28 million in 1995. The Company purchased 383,312 shares of common stock held by ARCO after the conversion of the Exchangeable Notes on September 15, 1997 at a price of $25.66 per share.

Sales to ARCO Chemical Company, an ARCO affiliate, consisting of propylene, MTBE, benzene, ethylene, methanol and other products and services, were $206 million in 1997, $287 million in 1996 and $321 million in 1995.

In July 1996, a fire occurred at the ARCO PipeLine Company meter station located within the Channelview Facility. The fire forced the shutdown of the entire Channelview Facility for several days and more than two weeks for some units. The Company recovered lost profits from ARCO PipeLine Company for this shutdown. The recovery was included in 1996 reported results.

                        LYONDELL PETROCHEMICAL COMPANY

LYONDELL-CITGO Refining Company Ltd. During 1997, the Company received interest of approximately $12 million for interest on loans related to funding a portion of the upgrade project and certain other capital expenditures at the Refinery.


11.  INVENTORIES

The Company's inventory was contributed to Equistar on December 1, 1997. At December 31, 1996 the Company had total inventory of $294 million, which was comprised of $47 million of petrochemicals, $34 million of polymers, $172 million of crude oil and refined products, and $41 million of materials and supplies.

For the years ended December 31, 1997 and 1996, the Company increased cost of sales by approximately $1 million and $2 million, respectively; and for the year ended December 31, 1995, the Company reduced cost of sales by approximately $2 million, all associated with the reduction in LIFO inventories. The excess of the current cost of inventories over book value was approximately $189 million at December 31, 1996.


12.  PROPERTY, PLANT AND EQUIPMENT

The Company's manufacturing facilities and equipment at December 31, 1997 are owned by Lyondell Methanol. The components of property, plant and equipment and their gross value at December 31, 1997 and 1996 were as follows.

MILLIONS OF DOLLARS                                1997         1996
-------------------                             ----------   ----------
Manufacturing facilities and equipment             $ 138       $3,329
Construction projects in progress                    - -          953
Land                                                 - -           28
Leased assets and improvements                       - -            3
                                                ----------   ----------
    Total property, plant and equipment            $ 138       $4,313
                                                ==========   ==========

Total interest cost incurred during 1997, 1996 and 1995 was approximately $75 million, $114 million and $86 million, respectively, of which approximately $33 million in 1996 and $6 million in 1995 was capitalized. No interest was capitalized in 1997.


13.  DEFERRED CHARGES AND OTHER ASSETS

Deferred charges and other assets at December 31, 1997 and 1996 were as follows.

MILLIONS OF DOLLARS                                1997        1996
-------------------                             ----------   ----------
Company owned life insurance                      $  43        $  39
Deferred turnaround costs                             1           81
Deferred software costs                             - -           32
Other                                                 3           23
                                                ----------   ----------
    Total deferred charges and other assets       $  47        $ 175
                                                ==========   ==========

                        LYONDELL PETROCHEMICAL COMPANY

14.  OTHER ACCRUED LIABILITIES

Other accrued liabilities at December 31, 1997 and 1996 were as follows.

MILLIONS OF DOLLARS                                1997         1996
-------------------                             ----------   ----------
Accrued taxes other than income                     $  11       $  35
Accrued payroll                                         6          37
Accrued interest                                        2          18
Income taxes                                          - -           6
Other                                                   5          28
                                                ----------   ----------
    Total other accrued liabilities                 $  24       $ 124
                                                ==========   ==========


15.  LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-term debt at December 31, 1997 and 1996 was comprised of the following.


MILLIONS OF DOLLARS                                1997         1996
-------------------                             ----------   ----------
8.25% Notes due in 1997                             $ - -       $  100
10.00% Notes due in 1999                              - -          150
9.125% Notes due in 2002                              - -          100
6.5% Notes due in 2006                                - -          150
7.55% Debentures due in 2026                          - -          150
LCR 5-year term credit facility                       - -          450
Medium-term notes (1998-2005)                         - -          206
Term note to Equistar                                 345          - -
                                                ----------   ----------
                                                      345        1,306
Less current portion                                  - -          112
                                                ----------   ----------
    Total long-term debt                            $ 345       $1,194
                                                ==========   ==========

The 8.25% Notes due in 1997 and $12 million of the medium-term notes were paid in 1997 prior to the contribution of the remaining long-term debt, including current maturities of long-term debt, to Equistar on December 1, 1997. Lyondell remains liable on the debt, which totaled $744 million at December 31,1997, until its maturity.

On December 1, 1997, the Company entered into a $345 million Term Note Agreement with Equistar. The note bears interest at LIBOR, which was 5.7 percent at December 31, 1997. The note matures on the earlier of three years or thirty days following a refinancing of LCR which results in the payment of LCR's $450 million term construction loan and a distribution to the Company of at least $345 million.

Effective, December 1, 1997, the Company has a 364-day, $225 million revolving credit facility ("Facility") with a group of banks, which replaced the five-year $400 million revolving credit facility. Borrowings under the Facility bear interest at either the eurodollar or prime rates or based on a competitive auction feature wherein the interest rate can be established by competitive bids submitted by the sponsoring banks, all at the Company's option. The Facility is available for working capital and general corporate purposes as needed and contains covenants relating to disposition of assets, mergers and consolidations, and certain ratios. At December 31, 1997, no amounts were outstanding under this Facility.

The Company also has uncommitted lines of credit totaling $150 million with banks and other financial institutions. These uncommitted lines of credit provide the Company with additional borrowing flexibility and potentially more competitive interest rates. The Company can borrow money on these uncommitted lines of credit on such terms as may be mutually agreed upon at the time amounts are borrowed. The lines of credit can be terminated by the

                        LYONDELL PETROCHEMICAL COMPANY
lenders, in their sole discretion, on short notice. As of December 31, 1997, the Company had $100 million outstanding under these uncommitted lines of credit.


16.  STOCKHOLDERS' EQUITY

Dividends - During 1997, 1996 and 1995, the Company paid regular quarterly dividends of $.225 per share of common stock outstanding.

Earnings per Share - Basic and diluted earnings per share for all periods presented are computed based on the weighted average number of shares outstanding for the periods, which was 79,795,788 shares for the year ended December 31, 1997, and 80,000,000 shares for 1996 and 1995. Options to purchase 159,173 shares of common stock at $30 per share were outstanding during 1997 but were not included in the computation of diluted earnings per share because of their anti-dilutive effect.

Treasury Stock - Treasury stock is acquired under a resolution the Board of Directors adopted in September 1997 authorizing the Company to purchase, from time to time, shares of the Company's common stock not to exceed $75 million in the aggregate. The Company purchased 1,015,512 shares through December 31, 1997 for approximately $26 million.

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

Preferred Stock - The Company has authorized 80,000,000 shares of preferred stock, $.01 par value, of which none were issued or outstanding at December 31, 1997.

Stock Options - The Company's Executive Long-Term Incentive Plan ("LTI Plan") became effective in November 1988. The last stock options granted under the LTI Plan were granted in March 1994. No additional stock option grants will be made under the LTI Plan. The LTI Plan provided, among other compensation awards, for the granting to officers and other key management employees of non-qualified stock options for the purchase of up to 1,295,000 shares of the Company's common stock. The number of options exercisable each year is equal to 25 percent of the number granted after each year of continuous service starting one year from the date of grant. The LTI Plan provided that the option price per share was not less than 100 percent of the fair market value of the stock on the effective date of the grant. As of December 31, 1997, options covering 732,160 shares were outstanding under the LTI Plan with a weighted average remaining life of 5 years, of which 675,579 were exercisable at prices ranging from $18.25 to $30.00 per share. The following summarizes stock option activity for the LTI Plan.

                                                                            OPTION PRICE
                                                        NUMBER                AVERAGE
MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS         OF SHARES              PER SHARE            TOTAL
---------------------------------------------       --------------        ----------------      ----------
Balance, January 1, 1996                               948,256               $23.26              $ 22
  Exercised                                           (204,454)               22.64                (5)
                                                    --------------                              ----------
Balance, December 31, 1996                             743,802                23.43                17
  Exercised                                            (11,642)               19.15                --
                                                    --------------                              ----------
Balance, December 31, 1997                             732,160                23.50              $ 17
                                                    ==============                              ==========


                        LYONDELL PETROCHEMICAL COMPANY

The Company's Incentive Stock Option Plan ("ISO Plan"), a tax qualified plan, became effective in January 1989. The last stock options granted under the ISO Plan were granted in March 1993. No additional grants will be made under the ISO Plan. All employees of the Company who were not on the executive payroll were eligible to participate in the ISO Plan, subject to certain restrictions. Various restrictions apply as to when and to the number of stock options that may be exercised during any year. As of December 31, 1997, options covering 156,751 shares were outstanding at prices ranging from $19.44 to $30.00 per share. These options were held by 719 eligible employees and expire in January 1999. At December 31, 1997, 180 stock options were exercisable at an average exercise price of $19.44. The following summarizes stock option activity for the ISO Plan.


                                                                            OPTION PRICE
                                                        NUMBER                AVERAGE
MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS         OF SHARES              PER SHARE            TOTAL
---------------------------------------------       --------------        ----------------      ----------
Balance, January 1, 1996                               189,553                $29.64               $   6
  Canceled/forfeited                                   (10,303)                28.51                  --
  Exercised                                             (3,446)                19.44                  --
                                                    --------------                              ----------
Balance, December 1, 1996                              175,804                 29.91                   6
  Canceled/forfeited                                   (18,250)                29.68                  (1)
  Exercised                                               (803)                19.44                  --
                                                    --------------                              ----------
Balance, December 31, 1997                             156,751                 29.99                   5
                                                    ==============                              ==========



17.  RETIREMENT PLANS

All full-time regular Lyondell, Equistar and LCR employees are covered by defined benefit pension plans. Retirement benefits are based on years of service and the employee's highest three consecutive years of compensation during the last ten years of service. The funding policy for these plans is to make periodic contributions as required by applicable law. Lyondell, Equistar and LCR accrue pension costs based on an actuarial valuation and fund the plans through contributions to pension trust funds separate from Lyondell, Equistar or LCR's funds. Lyondell, Equistar and LCR also have unfunded supplemental nonqualified retirement plans which provide pension benefits for certain employees in excess of the tax qualified plans' limits.

The following table sets forth the funded status of Lyondell's retirement plans and the amounts recognized in the Company's consolidated balance sheets at December 31, 1997 and 1996. The funded status of LCR's retirement plans are included in 1996 amounts. In connection with the formation of Equistar, no pension assets or obligations were contributed by Lyondell to Equistar.
However, the employees transferred to Equistar effective December 1, 1997 became fully vested and will no longer accrue service with Lyondell.

                        LYONDELL PETROCHEMICAL COMPANY



                                                                     1997                                       1996
                                                    -------------------------------------      ------------------------------------
                                                      PLANS WITH             PLANS WITH           PLANS WITH            PLANS WITH
                                                       ASSETS IN               ABO IN             ASSETS IN               ABO IN
                                                       EXCESS OF              EXCESS OF           EXCESS OF              EXCESS OF
MILLIONS OF DOLLARS                                       ABO                  ASSETS                ABO                  ASSETS
-------------------                                 --------------        ---------------      ---------------       --------------

Actuarial present value of benefit obligations:
  Vested benefit obligation                             $  73                     $   6                $  85             $       7
                                                    ==============        ===============      ===============       ==============

  Accumulated benefit obligation ("ABO")                $  78                     $   7                $  94             $       7
                                                    ==============        ===============      ===============       ==============
  Projected benefit obligation                          $ 125                     $  11                $ 150             $      15
Plan assets at fair value, primarily
  stocks and bonds                                        102                        --                  122                    --
                                                    --------------        ---------------      ---------------       --------------
Projected benefit obligation in of plan
  assets                                                  (23)                      (11)                 (28)                  (15)
Unrecognized net loss                                      19                         2                   11                     7
Prior service cost not yet recognized in
  pension cost                                              1                         2                    4                     2
Remaining unrecognized net asset                           (2)                       --                   (4)                   (1)
                                                    --------------        ---------------      ---------------       --------------
Net pension liability                                   $  (5)                    $(7)                 $ (17)            $      (7)
                                                    ==============        ===============      ===============       ==============

The Company's net periodic pension cost for 1997, 1996 and 1995 included the following components.

MILLIONS OF DOLLARS                                                 1997                    1996                    1995
---------------------------                                     -----------              ----------              ---------
Service cost - benefits earned during the period                   $   6                   $  10                   $   8
Interest cost on projected benefit obligations                        10                      12                       9
Actual gain on plan assets                                           (13)                    (19)                    (20)
Net amortization and deferral                                          7                      11                      13
                                                                -----------              ----------              ---------
Net periodic pension cost                                          $  10                   $  14                   $  10
                                                                ===========              ==========              =========

The assumptions used at December 31, 1997, 1996 and 1995, in determining the net periodic pension cost and net pension liability shown above were as follows.

PERCENT                                                             1997                    1996                    1995
-------                                                         -----------              ----------              ---------
Discount rate                                                       7.25                    7.50                    7.10
Rate of salary progression                                          4.75                    5.00                    5.00
Long-term rate of return on assets                                  9.50                    9.50                    9.50

Lyondell, Equistar and LCR also maintain voluntary defined contribution savings plans for eligible employees. Under provisions of the plans, Lyondell, Equistar and LCR contribute an amount equal to 160 percent of employee contributions up to a maximum matching contribution of eight percent of the employee's base salary. Prior to July 1, 1995, Lyondell and LCR had similar voluntary defined contribution plans. Lyondell contributions to all voluntary defined contribution savings plans totaled $5 million during the year ended December 31, 1997. Lyondell and LCR contributions to all voluntary defined contribution savings plans totaled $10 million and $9 million during the years ended December 31, 1996 and 1995, respectively.


18.  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

Lyondell, Equistar and LCR sponsor unfunded postretirement benefit plans other than pensions ("OPEB") for both salaried and non-salaried employees which provide medical and life insurance benefits. The postretirement health care plans are contributory while the life insurance plans are non-contributory. Currently, Lyondell, Equistar and LCR pay approximately 80 percent of the cost of the health care plans, but reserve the right to modify the cost-sharing provisions at any time. During 1997, in connection with the formation of Equistar, an accrued

                        LYONDELL PETROCHEMICAL COMPANY
postretirement benefit liability of $12 million, associated with Lyondell employees transferred to Equistar, was contributed by Lyondell to Equistar.

The following table sets forth the plans' separate postretirement benefit liabilities at December 31, 1997 and 1996.

                                                               1997                                    1996
                                                 --------------------------------       ------------------------------
MILLIONS OF DOLLARS                                 MEDICAL               LIFE             MEDICAL             LIFE
-------------------                              ------------           ---------       ------------         ---------
Accumulated postretirement benefit obligation:
    Retirees                                          $  (3)             $  (1)               $ (7)            $ (7)
    Fully eligible active plan participants             - -                - -                  (7)              (2)
    Other active plan participants                      - -                - -                 (32)              (1)
                                                 ------------           ---------       ------------         ---------
                                                         (3)                (1)                (46)             (10)
Unrecognized prior service cost                         (20)               - -                  (5)             - -
Unrecognized net loss                                     4                 (1)                  1              - -
                                                 ------------           ---------       ------------         ---------
Accrued postretirement benefit liability              $ (19)             $  (2)               $(50)            $(10)
                                                 ============           =========       ============         =========

Net periodic postretirement benefit costs for 1997 was less than $1 million and in 1996 and 1995 included the following components.

                                                                     1996                           1995
                                                        ----------------------------     ---------------------------
MILLIONS OF DOLLARS                                        MEDICAL           LIFE          MEDICAL           LIFE
---------------------                                   -------------     ----------     ------------     ----------
Service cost - benefits attributed to service             $  3              $  --           $   2           $  --
Interest cost on accumulated postretirement obligation       3                  1               2               1
                                                        -------------     ----------     ------------     ----------
Net periodic postretirement benefit cost                  $  6              $   1           $   4           $   1
                                                        =============     ==========     ============     ==========


For measurement purposes, the assumed annual rate of increase in the per capita cost of covered health care benefits as of December 31, 1997 was 7 percent for 1998-2001 and 5 percent thereafter. The health care cost trend rate assumption does not have a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit liability as of December 31, 1997 and the net periodic postretirement benefit cost for the year then ended by less than $1 million each.

The accumulated postretirement benefit obligation was calculated utilizing a weighted-average discount rate of 7.25 percent and 7.5 percent at December 31, 1997 and 1996, respectively, and an average rate of salary progression of 4.75 percent and 5.0 percent in 1997 and 1996, respectively. Lyondell, Equistar and LCR's current policy is to fund the postretirement health care and life insurance plans on a pay-as-you-go basis.


19.  INCOME TAXES

Significant components of the Company's provision for income taxes follow.

MILLIONS OF DOLLARS                                                   1997             1996             1995
---------------------                                              ----------       ----------       ----------
Current
  Federal                                                           $  114            $  19            $  206
  State                                                                 13                1                20
                                                                   ----------       ----------       ----------
     Total current                                                     127               20               226
                                                                   ----------       ----------       ----------
Deferred
  Federal                                                               43               48                 4
  State                                                                 --                2                (1)
                                                                   ----------       ----------       ----------
     Total deferred                                                     43               50                 3
                                                                   ----------       ----------       ----------
                                                                    $  170            $  70            $  229
                                                                   ==========       ==========       ==========


                        LYONDELL PETROCHEMICAL COMPANY

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1997 and 1996 were as follows.

MILLIONS OF DOLLARS                                                            1997                    1996
-------------------                                                         ----------             ----------
Deferred tax liabilities:
    Investments in partnerships                                               $ 230                    $ - -
    Tax over book depreciation                                                  - -                      190
    Deferred turnaround costs                                                   - -                       11
    Business interruption recovery                                              - -                       11
    LIFO inventory                                                              - -                        4
    Other                                                                       - -                      - -
                                                                            ----------             ----------
        Total deferred tax liabilities                                          230                      216
                                                                            ----------             ----------
Deferred tax assets:
    Pension and other compensation related obligations                           16                       23
    OPEB obligation                                                               4                       18
    Environmental reserve                                                         5                        6
    Other                                                                         2                        9
                                                                            ----------             ----------
        Total deferred tax assets                                                27                       56
                                                                            ----------             ----------
Net deferred tax liabilities                                                    203                      160
Less current portion of deferred tax liability (asset)                           (6)                       3
                                                                            ----------             ----------
Long-term deferred income taxes                                               $ 209                    $ 157
                                                                            ==========             ==========

The reconciliation of income tax computed at the U.S. federal statutory tax rates to the Company's effective tax rates follows.

                                                       1997                   1996                    1995
DESCRIPTION                                              %                      %                       %
-----------                                          -------                --------               --------
U.S. statutory income tax rates                        35.0                   35.0                    35.0
State income taxes, net of federal                      1.8                    1.2                     2.0
Company owned life insurance                            (.1)                   (.1)                    - -
Officer compensation                                     .9                    - -                     - -
Other, net                                              (.3)                   (.4)                     .1
                                                     -------                --------               --------
    Effective income tax rate                          37.3                   35.7                    37.1
                                                     =======                ========               ========

20.  COMMITMENTS AND CONTINGENCIES

The Company was party to various unconditional purchase obligation contracts as a purchaser for product and services until the formation of Equistar on December 1, 1997. The Company's total purchases under these agreements, including LCR for 1996 and 1995, were $27 million, $47 million and $21 million in 1997, 1996 and 1995, respectively.

Operating lease net rental expenses for 1997, 1996 and 1995, including LCR for 1996 and 1995, were $43 million, $66 million and $60 million, respectively.

Depending on market conditions, breach or termination of LCR's Crude Supply Contract could adversely affect the Company. Although the parties have negotiated alternative arrangements in the event of certain force majeure conditions, including governmental or other actions restricting or otherwise limiting PDVSA Oil's ability to perform its obligations, any such alternative arrangements may not be as beneficial as the Crude Supply Contract. There can be no assurance that alternative crude oils with similar margins would be available for purchase by LCR. Furthermore, the breach or termination of the Crude Supply Contract would require LCR to return to the practice of

                        LYONDELL PETROCHEMICAL COMPANY
purchasing all of its crude oil feedstocks in the merchant market and would again subject LCR to significant volatility and price fluctuations.

In connection with the transfer of assets and liabilities from ARCO to the Company, the Company agreed to assume certain liabilities arising out of the operation of the Company's integrated petrochemicals and petroleum processing business prior to July 1, 1988. In connection with the transfer of such liabilities, the Company and ARCO entered into an agreement ("Cross-Indemnity Agreement") whereby the Company agreed to defend and indemnify ARCO against certain uninsured claims and liabilities which ARCO may incur relating to the operation of the business of the Company prior to July 1, 1988, including certain liabilities which may arise out of pending and future lawsuits. ARCO also indemnified the Company for all federal taxes which might be assessed upon audit of the operations of the Company included in the consolidated financial statements prior to January 12, 1989, and for all state and local taxes for the period prior to July 1, 1988.

In 1997, the Company and ARCO updated the Cross-Indemnity Agreement ("Revised Cross-Indemnity Agreement"). For current and future cases related to Company products and Company operations, ARCO and the Company bear a proportionate share of judgment and settlement costs according to a formula which allocates responsibility based on years of ownership during the relevant time period. The party with the most significant potential liability exposure is responsible for case management and associated costs while allowing the non-case managing party to protect its interests. Under the Revised Cross-Indemnity Agreement, the Company will assume responsibility for its proportionate share of future costs for waste site matters not covered by ARCO insurance. Subject to the uncertainty inherent in all litigation, management believes the resolution of the matters pursuant to the Revised Cross-Indemnity Agreement will not have a material adverse effect upon the consolidated financial statements or liquidity of the Company.

Lyondell and Millennium have similar indemnifications with Equistar related to the petrochemicals and polymers business contributions by the companies. Equistar has agreed to indemnify and defend Lyondell and Millennium, individually, against certain uninsured claims and liabilities which Equistar may incur relating to the operation of the contributed business prior to December 1, 1997 up to $7 million each within the first seven years of the partnership, subject to certain terms of the Asset Contribution Agreements.

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

                        LYONDELL PETROCHEMICAL COMPANY

During July 1994, the Company reported results of an independent investigation conducted by the Audit Committee of the Board of Directors regarding the compliance status of two process waste-water streams under the applicable Benzene National Emissions Standard for Hazardous Air Pollutants ("NESHAPS") regulations and certain issues raised by an employee. Noncompliance with the Benzene NESHAPS regulations and the related reporting requirements can result in civil penalties and, under certain circumstances, substantial civil and, potentially, criminal penalties. The Company received a notice of violation from the TNRCC regarding the two streams and paid a fine of $10,200. In addition, the Company incurred approximately $2 million in capital costs in connection with these wastewater streams to achieve ongoing compliance with the Benzene NESHAPS regulations. Although the Criminal Enforcement Division of the EPA is conducting a formal investigation, the Company does not believe any aspects of the matters described above will subject the Company to criminal liability or have a material adverse effect on the consolidated financial statements or liquidity of the Company.

As of December 31, 1997 the Company has accrued $12 million related to future CERCLA, RCRA and TNRCC assessment and remediation costs, of which $2 million is included in current liabilities while the remaining amounts are expected to be incurred over the next two to seven years. In the opinion of management, there is currently no material range of loss in excess of the amount recorded. However, it is possible that new information about the sites for which the reserve has been established, new technology or future developments such as involvement in other CERCLA, RCRA, TNRCC or other comparable state law investigations, could require the Company to reassess its potential exposure related to environmental matters.

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


21.  SEGMENT INFORMATION

The petrochemicals segment consists of Lyondell's operations in petrochemicals including: olefins (including ethylene, propylene, butadiene, butylenes and specialty products); aromatics (including benzene and toluene); methanol; methyl tertiary butyl ether ("MTBE"); and refinery blending stocks. Lyondell's interest in Lyondell Methanol for 1997 and the petrochemicals business of Equistar, including ethanol and ethyl ether, for December 1997 are included in the petrochemicals segment. Production sites for the petrochemicals segment are located at the Channelview Facility contributed by Lyondell to Equistar and three of the eleven plant sites contributed by Millennium to Equistar.

The polymers segment consists of Lyondell's operations in polyolefins including high-density polyethylene ("HDPE"), low-density polyethylene and polypropylene. The polymers, concentrates and compounds, and wire and cable resins businesses of Equistar for December 1997 are included in the polymers segment.

The refining segment, which is primarily composed of LCR operations, consists of refined petroleum products including gasoline, low sulfur diesel and jet fuel; aromatics produced at the Refinery, including benzene, toluene, paraxylene and orthoxylene; lubricants, including industrial lubricants, motor oils, white oils, process oils and base oils; carbon black sulfur; residual oil; petroleum coke fuel; olefins feedstocks; and crude oil resales. Crude oil resales consist of revenues from the resale of previously purchased crude oil and from locational exchanges of crude oil that are settled on a cash basis. Crude oil exchanges and resales facilitate the operation of the Company's petroleum processing business by allowing LCR to optimize the crude oil feedstock mix in response to market conditions and refinery maintenance turnarounds and also to reduce transportation costs. Crude oil resales included in Lyondell's consolidated results amounted to $436 million and $370 million for the years ended December 31, 1996 and 1995, respectively.

                        LYONDELL PETROCHEMICAL COMPANY

Consolidated sales to CITGO, substantially all from LCR under the Products Agreement, totaled $1.7 billion in 1996 and $1.4 billion in 1995. No other customer accounted for 10 percent or more of consolidated sales.

Summarized below is the segment data for the Company which includes restatements in 1996 and 1995 to split the petrochemicals segment into the petrochemicals and polymers segments and certain reclassifications for an intersegment pricing adjustment recorded in 1996 retroactive to 1993. Intersegment sales between the petrochemicals and refining segments in 1996 and 1995 include olefins feedstocks and benzene produced at the Refinery and gasoline blending stocks and hydrogen produced at the Channelview Facility. Intersegment sales from the petrochemicals segment to the polymers segment include ethylene and propylene produced at the Channelview Facility. Intersegment sales were made at prices based on current market values.


                              PETROCHEMICALS    POLYMERS    REFINING
MILLIONS OF DOLLARS              SEGMENT        SEGMENT     SEGMENT     UNALLOCATED     ELIMINATIONS     CONSOLIDATED
-------------------           --------------    --------    --------    -----------     ------------     ------------
1997
----
Sales and other
  operating revenues:
    Customers                         $2,108        $770                                                       $2,878
    Intersegment                         424         - -                                       $(424)             - -
                             ----------------  ----------                              --------------   -------------
                                       2,532         770                                        (424)           2,878
Income from equity invest-
  ments before unusual
   charges                                28          13      $  102          $ (11)             - -              132
Cost of sales                          2,062         612         - -            - -             (424)           2,250
Selling, general and
  administrative
  expenses                                26          76         - -             84              - -              186
 Unusual charges                         - -         - -         - -             40              - -               40
                             ----------------  ----------  ----------  -------------   --------------   -------------
Operating income                      $  472        $ 95      $  102          $(135)    $        - -           $  534
                             ================  ==========  ==========  =============   ==============   =============
Depreciation and
  amortization expense                $   50        $ 29         - -          $   5                            $   84
                             ================  ==========  ==========  =============                    =============
Capital expenditures                  $   27        $ 13         - -          $   9                            $   49
                             ================  ==========  ==========  =============                    =============
Identifiable assets                   $  447        $349      $  300          $ 463     $        - -           $1,559
                             ================  ==========  ==========  =============   ==============   =============

1996
----
Sales and other
  operating revenues:
    Customers                         $1,628        $783      $2,641                                           $5,052
    Intersegment                         665         - -         171                           $(836)             - -
                             ----------------  ----------                              --------------   -------------

                                       2,293         783       2,812                            (836)           5,052
Gain on sale of assets                    30         - -         - -                             - -               30
Cost of sales                          2,049         608       2,749                            (836)           4,570
Selling, general and
  administrative
  expenses                                34          78          62          $  60              - -              234
                             ----------------  ----------  ----------  -------------   --------------   -------------
Operating income                      $  240        $ 97      $    1          $ (60)    $        - -           $  278
                             ================  ==========  ==========  =============   ==============   =============
Depreciation and
  amortization expense                $   44        $ 29      $   34          $   3                            $  110
                             ================  ==========  ==========  =============                    =============
Capital expenditures                  $   57        $ 20      $  529          $   3                            $  609
                             ================  ==========  ==========  =============                    =============
Identifiable assets                   $  870        $624      $1,706          $ 137            $ (61)          $3,276
                             ================  ==========  ==========  =============   ==============   =============

1995
----
Sales and other
  operating revenues:
    Customers                         $1,839        $627      $2,470                                           $4,936
    Intersegment                         504         - -         178                           $(682)             - -
                             ----------------  ----------  ----------                  --------------   -------------
                                       2,343         627       2,648                            (682)           4,936
Cost of sales                          1,746         505       2,457                            (682)           4,026


                        LYONDELL PETROCHEMICAL COMPANY

Selling, general and
  administrative
  expenses                                31          53          61          $  59              - -              204
                             ----------------  ----------  ----------  -------------   --------------   -------------
Operating income                      $  566        $ 69      $  130          $ (59)    $        - -           $  706
                             ================  ==========  ==========  =============   ==============   =============
 Depreciation and
  amortization expense                $   36        $ 18      $   30          $   2                            $   86
                             ================  ==========  ==========  =============                    =============
Capital expenditures                  $   95        $376      $  505          $   6                            $  982
                             ================  ==========  ==========  =============                    =============
Identifiable assets                   $  736        $605      $1,212          $  93            $ (40)          $2,606
                             ================  ==========  ==========  =============   ==============   =============

                        LYONDELL PETROCHEMICAL COMPANY

22. UNAUDITED QUARTERLY RESULTS

                                                                             FOR THE QUARTER ENDED
                                                      ------------------------------------------------------------------
MILLIONS OF DOLLARS EXCEPT PER SHARE AMOUNTS             MARCH 31           JUNE 30        SEPTEMBER 30     DECEMBER 31
--------------------------------------------          --------------     ------------     --------------   -------------
1997
----
Sales and other operating revenues                        $  755            $  789            $  799          $  535
Operating income                                              85               167               182             100
Income before income taxes                                    63               146               162              85
Net income                                                    40                93               102              51
Earnings per share                                           .50              1.17              1.27             .64

1996
----
Sales and other operating revenues                        $1,165            $1,239            $1,247          $1,401
Operating income                                              61                45                71             101
Income before income taxes                                    38                23                55              80
Net income                                                    24                15                35              52
Earnings per share                                           .30               .19               .43             .66

23. SUBSEQUENT EVENT

On March 20, 1998, Lyondell and Millennium announced an agreement to expand Equistar with the addition of the ethylene, propylene and ethylene oxide and derivatives businesses of Occidental Chemical Corporation, a subsidiary of Occidental Petroleum. The transaction, which is subject to regulatory approval, is expected to close by mid-year 1998. Lyondell's percentage ownership in Equistar would decrease to 41 percent from the current 57 percent ownership as a result of this transaction.

                            EQUISTAR CHEMICALS, LP

                       REPORT OF INDEPENDENT ACCOUNTANTS




To the Partnership Governance Committee
of Equistar Chemicals, LP:

We have audited the accompanying balance sheet of Equistar Chemicals, LP (the "Partnership") as of December 31, 1997, and the related statements of income, partners' capital, and cash flows for the period from December 1, 1997 (inception) to December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Equistar Chemicals, LP as of December 31, 1997, and the results of its operations and its cash flows for the period from December 1, 1997 (inception) to December 31, 1997 in conformity with generally accepted accounting principles.



Coopers & Lybrand L.L.P.                          Price Waterhouse LLP
Houston, Texas                                    Morristown, New Jersey
February 16, 1998                                 February 16, 1998

(Except as to the information                     (Except as to the information
presented in Note 18, for which                   presented in Note 18, for
the date is March 20, 1998)                       which the date is March 20,
                                                  1998)

                            EQUISTAR CHEMICALS, LP

                              STATEMENT OF INCOME

              FOR THE PERIOD FROM DECEMBER 1, 1997 (INCEPTION) TO
                               DECEMBER 31, 1997




MILLIONS OF DOLLARS
-------------------

SALES AND OTHER OPERATING REVENUES:
     Unrelated parties                                              $  338
     Related parties                                                    27
                                                                    ------
                                                                       365

OPERATING COSTS AND EXPENSES:
     Cost of sales:
       Unrelated parties                                               261
       Related parties                                                  26
     Selling, general and administrative expenses                       21
     Unusual charges                                                    42
                                                                    ------
                                                                       350

     Operating income                                                   15

Interest expense                                                       (10)
Interest income                                                          2
                                                                    ------
NET INCOME                                                          $    7
                                                                    ======



                      See notes to financial statements.

                            EQUISTAR CHEMICALS, LP

                                 BALANCE SHEET

                               DECEMBER 31, 1997

MILLIONS OF DOLLARS
-------------------

ASSETS
Current assets:
  Cash and cash equivalents                                $    41
  Accounts receivable:
    Trade                                                      445
    Related parties                                             36
  Receivable from partners                                     150
  Inventories                                                  513
  Prepaid expenses and other current assets                     24
                                                           -------
    Total current assets                                     1,209
                                                           -------

Property, plant and equipment                                3,678
Less accumulated depreciation and amortization              (1,560)
                                                           --------
                                                             2,118

Goodwill, net                                                1,139
Deferred charges and other assets                              151
                                                           -------
Total assets                                               $ 4,617
                                                           =======

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Accounts payable:
    Trade                                                  $   171
    Related parties                                             18
  Payable to partners                                           63
  Other accrued liabilities                                     65
  Current maturities of long-term debt                          36
                                                           -------
    Total current liabilities                                  353
                                                           -------
Long-term debt                                               1,512
Other liabilities and deferred credits                          34

Commitments and contingencies

Partners' capital:
  Partners' capital                                          3,063
  Note receivable from Lyondell LP                            (345)
                                                           -------
    Total partners' capital                                  2,718
                                                           -------
Total liabilities and partners' capital                    $ 4,617
                                                           =======


                      See notes to financial statements.

                            EQUISTAR CHEMICALS, LP

                        STATEMENT OF PARTNERS' CAPITAL

              FOR THE PERIOD FROM DECEMBER 1, 1997 (INCEPTION) TO
                               DECEMBER 31, 1997


MILLIONS OF DOLLARS                                          LYONDELL               MILLENNIUM            TOTAL
-------------------                                          --------               ----------            -----
Balance at December 1, 1997 (inception)                      $    - -               $      - -            $ - -

Capital contributions at inception:
    Net assets, at historical cost                                763                    2,048             2,811
    Note receivable from Lyondell LP                              345                      - -               345

Net income                                                          4                        3                 7

Distributions to partners                                         (57)                     (43)             (100)

                                                             --------               ----------            ------
Balance at December 31, 1997                                 $  1,055               $    2,008            $3,063
                                                             ========               ==========            ======


                      See notes to financial statements.

                            EQUISTAR CHEMICALS, LP

                            STATEMENT OF CASH FLOWS

              FOR THE PERIOD FROM DECEMBER 1, 1997 (INCEPTION) TO
                               DECEMBER 31, 1997



MILLIONS OF DOLLARS
-------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                    $   7
     Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation and amortization                               19
          Increase in accounts receivable                           (100)
          Increase in receivable from partners                      (101)
          Increase in inventories                                     (5)
          Increase in accounts payable                               188
          Increase in payable to partners                             54
          Increase in other accrued liabilities                       48
          Net change in other working capital accounts               (15)
          Other                                                        7
                                                                   -----
               Net cash provided by operating activities             102
                                                                   -----

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant and equipment                      (12)
                                                                   -----
               Net cash used in investing activities                 (12)
                                                                   -----

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings of long-term debt                                     50
     Cash contributions from partners                                  1
     Distributions to partners                                      (100)
                                                                   -----
               Net cash used in financing activities                 (49)
                                                                   -----

INCREASE IN CASH AND CASH EQUIVALENTS                                 41
Cash and cash equivalents at beginning of period                     - -
                                                                   -----
Cash and cash equivalents at end of period                         $  41
                                                                   =====



                      See notes to financial statements.

                            EQUISTAR CHEMICALS, LP

                         NOTES TO FINANCIAL STATEMENTS


1.  FORMATION OF THE COMPANY AND OPERATIONS

Pursuant to a partnership agreement (the "Partnership Agreement") Lyondell Petrochemical Company ("Lyondell") and Millennium Chemicals, Inc. ("Millennium") formed Equistar Chemicals, LP ("Equistar" or the "Partnership"), a Delaware limited partnership, which commenced operations on December 1, 1997 (See note 11 for related discussion). The Partnership is owned 57 percent by Lyondell and 43 percent by Millennium. Lyondell owns its interest in the Partnership through two wholly-owned subsidiaries, Lyondell Petrochemical G.P. Inc. ("Lyondell GP") and Lyondell Petrochemical L.P. Inc. ("Lyondell LP"). Millennium also owns its interest in the Partnership through two wholly-owned subsidiaries, Millennium Petrochemicals GP LLC ("Millennium GP") and Millennium Petrochemicals LP LLC ("Millennium LP").

The Partnership owns and operates the petrochemicals and polymers businesses contributed by Lyondell and Millennium (the "Contributed Businesses") which consist of 15 manufacturing facilities on the US Gulf Coast and in the US Midwest. The petrochemicals segment produces products including ethylene, propylene, ethyl alcohol, butadiene, aromatics and methyl tertiary butyl ether ("MTBE"). These products are used primarily in the production of other chemicals and products, including polymers. The petrochemicals segment also includes sales of methanol produced by Lyondell Methanol LP ("Lyondell Methanol"), which is owned 75 percent by Lyondell. The Partnership operates the Lyondell Methanol facility. The polymers segment produces products that include polyethylene (high-density, low-density and linear low-density) and polypropylene, which are used in the production of a wide variety of consumer and industrial products.

The Partnership Agreement provides that Equistar is governed by a Partnership Governance Committee consisting of six representatives, three appointed by each partner. Most of the significant decisions of the Partnership Governance Committee require unanimous consent, including approval of the Partnership's Strategic Plan and annual updates thereof.

Pursuant to the Partnership Agreement, net income is allocated among the partners on a pro rata basis based on their percentage ownership of the Partnership. Distributions are made to the partners based on their percentage ownership of the Partnership. Additional contributions required by the Partnership will also be based on the partners' percentage ownership of the Partnership.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition - Revenue from product sales is generally recognized upon shipment of products to the customer.

Cash and Cash Equivalents - Cash equivalents consist of highly liquid debt instruments such as certificates of deposit, commercial paper and money market accounts purchased with an original maturity date of three months or less. Cash equivalents are stated at cost, which approximates fair value. The Partnership's policy is to invest cash in conservative, highly rated instruments and limit the amount of credit exposure to any one institution. The Partnership performs periodic evaluations of the relative credit standing of these financial institutions which are considered in the Partnership's investment strategy.

The Partnership has no requirements for compensating balances in a specific amount at a specific point in time. The Partnership does maintain compensating balances for some of its banking services and products. Such balances are maintained on an average basis and are solely at the Partnership's discretion. As a result, none of the Partnership's cash is restricted.

                            EQUISTAR CHEMICALS, LP

Management determines the appropriate classification of investments in debt securities as trading, available-for-sale or held-to-maturity at the time of purchase and reevaluates such designation as of each balance sheet date.

Accounts Receivable - The Partnership sells its products primarily to companies in the petrochemicals and polymers industries. The Partnership performs ongoing credit evaluations of its customers' financial condition and in certain circumstances requires letters of credit from them.

Inventories - Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out ("LIFO") basis except for materials and supplies, which are valued at average cost.

Property, Plant and Equipment - Property, plant and equipment are recorded at cost. Depreciation of property, plant and equipment is computed using the straight-line method over the estimated useful lives of the related assets, generally 5 to 25 years.

Upon retirement or sale, the Partnership removes the cost of the assets and the related accumulated depreciation from the accounts and reflects any resulting gains or losses in income. The Partnership's policy is to capitalize interest cost incurred on debt during the construction of major projects exceeding one year.

Turnaround Maintenance and Repair Expenses - Cost of major repairs and maintenance incurred in connection with turnarounds of units at the Partnership's manufacturing facilities are deferred and amortized on a straight-line basis until the next planned turnaround, generally four to six years.

Goodwill - Goodwill, which was contributed by Millennium, is being amortized using the straight-line method over forty years. Management periodically evaluates goodwill for impairment based on the anticipated future cash flows attributable to the related operations. Such expected cash flows, on an undiscounted basis, are compared to the carrying value of the tangible and intangible assets, and if impairment is indicated, the carrying value of goodwill, and if necessary other related assets, is adjusted. Management believes that no impairment exists at December 31, 1997. The Partnership amortized $3 million of goodwill during the period from December 1, 1997 (inception) to December 31, 1997.

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

In October 1996 the American Institute of Certified Public Accountants issued Statement of Position 96-1 ("SOP 96-1"), "Environmental Remediation Liabilities," which establishes new accounting and reporting standards for the recognition and disclosure of environmental remediation liabilities. The effect of adoption of SOP 96-1 in 1997 did not have a material impact on the Partnership's financial position or results of operations.

Exchanges - Finished product exchange transactions, which are of a homogeneous nature of commodities in the same line of business and do not involve the payment or receipt of cash, are not accounted for as purchases and sales. Any resulting volumetric exchange balances are accounted for as inventory in accordance with the normal LIFO valuation policy. Exchanges settled through payment and receipt of cash are accounted for as purchases and sales.

Income Taxes - The Partnership is not subject to federal income taxes as income is reportable directly by the individual partners; therefore, there is no provision for income taxes in the accompanying financial statements.

                            EQUISTAR CHEMICALS, LP

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.  FINANCIAL INSTRUMENTS

The fair value of all financial instruments included in current assets and current liabilities, including cash and cash equivalents, accounts receivable, accounts payable and notes payable, approximated their carrying value due to their short maturity. Based on the borrowing rates currently available to the Partnership for debt with terms and average maturities similar to the Partnership's debt portfolio, the fair value of the Partnership's long-term debt, including amounts due within one year, was $1.506 billion at December 31, 1997.

At December 31, 1997, the Partnership had issued letters of credit totaling $4 million.

4.   RELATED PARTY TRANSACTIONS

Lyondell provides certain corporate, general and administrative services to the Partnership, including legal, tax, treasury, risk management and other services pursuant to a shared services agreement. The Partnership provides certain general and administrative services to Lyondell, including computer, office lease and employee benefits services. During the period from December 1, 1997 (inception) to December 31, 1997, billings for these services were less than $1 million.

The Partnership also provides certain general and administrative services to Millennium, including materials management, certain utilities, office space, health, safety and environmental services and computer services. Millennium provides the Partnership with certain operational services, including waste water treatment and barge dock access. During the period from December 1, 1997 (inception) to December 31, 1997, billings for these services were less than $1 million.

The Partnership has several feedstock and product sales agreements with Lyondell-CITGO Refining Company Ltd. ("LCR"), a joint venture investment of Lyondell. Sales to LCR were $27 million and cost of sales to LCR were $26 million for the period from December 1, 1997 (inception) to December 31, 1997.

The Partnership has a feedstock, product sales and other services agreement with Lyondell Methanol. Lyondell Methanol sells all of its products to Equistar. Purchases from Lyondell Methanol were $15 million for the period from December 1, 1997 (inception) to December 31, 1997. Lyondell Methanol purchased $4 million of natural gas feedstock from the Partnership during the period from December 1, 1997 (inception) to December 31, 1997. Lyondell Methanol also pays a business management fee to Equistar which was less than $1 million during the period from December 1, 1997 (inception) to December 31, 1997.

                            EQUISTAR CHEMICALS, LP

5.  INVENTORIES

The categories of inventory and their book values at December 31, 1997 were as follows:

         MILLIONS OF DOLLARS
         -------------------
         Petrochemicals                           $ 183
         Polymers                                   264
         Materials and supplies                      66
                                                  -----
           Total inventories                      $ 513
                                                  =====

For the period from December 1, 1997 (inception) to December 31, 1997, the Partnership increased cost of sales by approximately $1 million associated with the reduction in LIFO inventories. The excess of the current cost of inventories over book value was approximately $103 million at December 31, 1997.

6.  PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment and their gross value at December 31, 1997 were as follows:

         MILLIONS OF DOLLARS
         -------------------
         Manufacturing facilities and equipment    $ 3,477
         Construction projects in progress             127
         Land                                           74
                                                   -------
           Total property, plant and equipment     $ 3,678
                                                   =======

7.  DEFERRED CHARGES AND OTHER ASSETS

Deferred charges and other assets at December 31, 1997 were as follows:

         MILLIONS OF DOLLARS
         -------------------
         Deferred turnaround costs, net                  $  66
         Deferred software costs, net                       44
         Deferred pension asset                             23
         Other                                              18
                                                         -----
           Total deferred charges and other assets       $ 151
                                                         =====

8.  OTHER ACCRUED LIABILITIES

Other accrued liabilities at December 31, 1997 were as follows:

         MILLIONS OF DOLLARS
         -------------------
         Accrued severance and other costs
           related to formation of the Partnership       $  27
         Accrued interest                                   10
         Other                                              28
                                                         -----
           Total other accrued liabilities               $  65
                                                         =====

9.  LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-term debt at December 31, 1997 was comprised of the following:

         MILLIONS OF DOLLARS
         -------------------
         10.00% Notes due in 1999                  $  150
         9.125% Notes due in 2002                     100
         5-year term credit facility                  800
         Medium-term notes (1998-2005)                194
         6.5% Notes due in 2006                       150
         7.55% Debentures due in 2026                 150
         Other                                          4
                                                   ------
                                                    1,548
         Less current portion                          36
                                                   ------
           Total long-term debt                    $1,512
                                                   ======

Aggregate maturities of long-term debt during the five years subsequent to December 31, 1997 are as follows: 1998-$36 million; 1999-$150 million; 2000-$42 million; 2001-$90 million; 2002-$901 million. All of the above debt is guaranteed by the Partners.

The medium-term notes mature at various dates from 1998 to 2005 and have a weighted average interest rate at December 31, 1997 of 9.83 percent.

The Partnership has a five-year, $1.25 billion credit facility ("Facility") with a group of banks expiring November 2002. Borrowings under the Facility bear interest at either the Federal Funds rate plus 1/2 of 1 percent, LIBOR, which was 5.7 percent at December 31, 1997, a fixed rate offered by one of the sponsoring banks or rates that are based on a competitive auction feature wherein the interest rate can be established by competitive bids submitted by the sponsoring banks, depending on the type of borrowing made under the Facility. The Facility is available for working capital and general purposes as needed and contains covenants relating to liens, sale and leaseback transactions, debt incurrence, leverage and interest coverage ratios, sales of assets and mergers and consolidations. As of December 31, 1997, the Partnership was in compliance with the covenants of the Facility.


10.  NOTE RECEIVABLE FROM LYONDELL LP

Upon formation of the Partnership, Lyondell LP also contributed capital to the Partnership in the form of a $345 million promissory note (the "Lyondell Note"). The Lyondell Note bears interest at LIBOR plus a market spread. The Lyondell Note will be repaid to the Partnership at the earlier of 3 years from the date the Partnership commenced operations or 30 days after a financing at LCR, a joint venture investment of Lyondell, which results in the repayment of LCR's existing $450 million 5-year term loan and a distribution to Lyondell of at least $345 million. During the period from December 1, 1997 (inception) to December 31, 1997, the Partnership accrued $1.75 million of interest income related to the Lyondell Note.


11. UNUSUAL CHARGES

In December 1997, the Partnership recorded $42 million of unusual charges related to the formation of the Partnership. These charges included severance and other costs related to a workforce reduction (approximately 430 employees) that resulted from the consolidation of the businesses contributed to the Partnership ($30 million), various closing costs ($6 million), and various other charges ($6 million). Approximately $15 million of these charges were paid in 1997 and $27 million are included in other accrued liabilities in the accompanying balance sheet and will be paid during 1998.

                            EQUISTAR CHEMICALS, LP

12.  SUPPLEMENTAL CASH FLOW INFORMATION

The historical cost of the net assets contributed to the Partnership at inception are summarized as follows (in millions of dollars):

                                                           AMOUNT
                                                           ------
              Total current assets                         $  948
              Property, plant and equipment, net            2,121
              Goodwill, net                                 1,142
              Deferred charges and other assets               158
                                                           ------
              Total assets                                 $4,369
                                                           ======

              Current maturities of long-term debt         $   36
              Other current liabilities                        17
              Long-term debt                                1,462
              Other liabilities and deferred credits           43
              Partners' capital                             3,156
              Note receivable from Lyondell LP               (345)
                                                           ------
              Total liabilities and partners' capital      $4,369
                                                           ======

13.  LEASES

At December 31, 1997, future minimum rental payments for operating leases with noncancelable lease terms in excess of one year were as follows:


              MILLIONS OF DOLLARS                          AMOUNT
              -------------------                          ------
              1998                                         $  128
              1999                                            111
              2000                                             80
              2001                                             56
              2002                                             42
              Thereafter                                      369
                                                           ------
                  Total minimum lease payments             $  786
                                                           ======

Operating lease net rental expense was $11 million for the period from December 1, 1997 (inception) to December 31, 1997.

The Partnership is party to various unconditional purchase obligation contracts as a purchaser for product and services. At December 31, 1997, future minimum payments under these contracts with noncancelable contract terms in excess of one year were as follows:

              MILLIONS OF DOLLARS                          AMOUNT
              -------------------                          ------
              1998                                         $   30
              1999                                             29
              2000                                             29
              2001                                             26
              2002                                             26
              Thereafter                                      189
                                                           ------
              Total minimum contract payments              $  329
                                                           ======

                            EQUISTAR CHEMICALS, LP

The Partnership's total purchases under these agreements were $3 million during the period from December 1, 1997 (inception) to December 31, 1997.

14.  RETIREMENT PLANS

All full-time regular employees of the Partnership are covered by defined benefit pension plans sponsored by the Partnership. The plans became effective on January 1, 1998, except for union represented employees, whose plans were contributed to the Partnership at formation. In connection with the formation of the Partnership, there were no pension assets or obligations contributed to the Partnership, except for the union represented plans. Retirement benefits are based on years of service and the employee's highest three consecutive years of compensation during the last ten years of service. The funding policy for these plans is to make periodic contributions as required by applicable law.
The Partnership accrues pension costs based on an actuarial valuation and funds the plans through contributions to pension trust funds. The Partnership also has unfunded supplemental nonqualified retirement plans which provide pension benefits for certain employees in excess of the tax qualified plans' limits.

The following table sets forth the funded status of the union represented plans at December 31, 1997 (the other plans are unfunded as of December 31, 1997):


                                                             PLANS WITH
                                                              ASSETS IN
                                                              EXCESS OF
                                                                 ABO
                                                             ----------
MILLIONS OF DOLLARS
-------------------
Actuarial present value of benefit obligations:
    Vested benefit obligation                                   $  19
                                                                =====
    Accumulated benefit obligation ("ABO")                      $  20
                                                                =====
    Projected benefit obligation                                $  21
Plan assets at fair value, primarily stocks and bonds              40
Plan assets in excess of projected benefit obligation              19
Unrecognized net loss                                               4
                                                                -----
Net pension asset                                               $  23
                                                                =====

As the non-union plans became effective on January 1, 1998, the Partnership did not recognize any net periodic pension cost during the period from December 1, 1997 (inception) to December 31, 1997.

The assumptions used at December 31, 1997 in determining the net pension liability shown above were as follows:

                                                           PERCENT
                                                           -------
Discount rate                                                7.25
Rate of salary progression                                   4.75
Long-term rate of return on assets                           9.00

Effective January 1, 1998, the Partnership also maintains voluntary defined contribution savings plans for eligible employees. Under provisions of the plans, the Partnership contributes an amount equal to 160 percent of employee contributions up to a maximum matching contribution of eight percent of the employee's base salary.

                            EQUISTAR CHEMICALS, LP

15.  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The Partnership sponsors unfunded postretirement benefit plans other than pensions ("OPEB") for both salaried and non-salaried employees, which provide medical and life insurance benefits. The postretirement health care plans are contributory while the life insurance plans are non-contributory. Currently, the Partnership pays approximately 80 percent of the cost of the health care plans, but reserves the right to modify the cost-sharing provisions at any time. In connection with the formation of the Partnership, the Partners contributed $31 million of accrued postretirement benefit liabilities for employees that transferred to the Partnership.

The following table sets forth the plans' separate postretirement benefit liabilities at December 31, 1997:


MILLIONS OF DOLLARS                              MEDICAL       LIFE
-------------------                              -------       ----
Accumulated postretirement benefit obligation:
    Retirees                                     $     -      $   -
    Fully eligible active plan participants          (11)        (3)
    Other active plan participants                   (25)       (11)
                                                 -------      -----
                                                     (36)       (14)
Unrecognized prior service cost                        -          -
Unrecognized net loss                                 14          5
                                                 -------      -----
Accrued postretirement benefit liability         $   (22)     $  (9)
                                                 =======      =====

The accrued postretirement benefit liabilities were calculated and contributed as of December 31, 1997; therefore, there was no net periodic postretirement benefit costs for the period from December 1, 1997 (inception) to December 31, 1997.

For measurement purposes, the assumed annual rate of increase in the per capita cost of covered health care benefits as of December 31, 1997 was 7 percent for 1998-2001 and 5 percent thereafter. The health care cost trend rate assumption does not have a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit liability as of December 31, 1997 by less than $1 million.

The accumulated postretirement benefit obligation was calculated utilizing a weighted-average discount rate of 7.25 percent at December 31, 1997 and an average rate of salary progression of 4.75 percent. The Partnership's current policy is to fund the postretirement health care and life insurance plans on a pay-as-you-go basis.

16.  COMMITMENTS AND CONTINGENCIES

The Partnership has various purchase commitments for materials, supplies and services incident to the ordinary conduct of business. In the aggregate, such commitments are not at prices in excess of current market.

The Partnership is also subject to various lawsuits and proceedings. Subject to the uncertainty inherent in all litigation, management believes the resolution of these proceedings will not have a material adverse effect upon the financial statements or liquidity of the Partnership.

Equistar has agreed to indemnify and defend Lyondell and Millennium, individually, against certain uninsured claims and liabilities which Equistar may incur relating to the operation of the Contributed Business prior to December 1, 1997 up to $7 million each within the first seven years of the partnership, subject to certain terms of the Asset Contribution Agreements.

                            EQUISTAR CHEMICALS, LP

The Partnership's policy is to be in compliance with all applicable environmental laws. The Partnership is subject to extensive environmental laws and regulations concerning emissions to the air, discharges to surface and subsurface waters and the generation, handling, storage, transportation, treatment and disposal of waste materials. Some of these laws and regulations are subject to varying and conflicting interpretations. In addition, the Partnership cannot accurately predict future developments, such as increasingly strict requirements of environmental laws, inspection and enforcement policies and compliance costs therefrom which might affect the handling, manufacture, use, emission or disposal of products, other materials or hazardous and non-hazardous waste.

In the opinion of management, any liability arising from the matters discussed in this Note is not expected to have a material adverse effect on the financial statements or liquidity of the Partnership. However, the adverse resolution in any reporting period of one or more of these matters discussed in this Note could have a material impact on the Partnership's results of operations for that period without giving effect to contribution or indemnification obligations of co-defendants or others, or to the effect of any insurance coverage that may be available to offset the effects of any such award.

17.  SEGMENT INFORMATION

The petrochemicals segment consists of olefins, including ethylene, propylene, butadiene, butylenes and specialty products; aromatics, including benzene and toluene; and MTBE. The polymers segment consists of polyolefins including polypropylene, high-density polyethylene, low-density polyethylene and linear low-density polyethylene.

Summarized below is the segment data for the Partnership. Intersegment sales between the petrochemicals and polymers segments were made at prices based on current market values.

                            PETROCHEMICALS          POLYMERS
MILLIONS OF DOLLARS             SEGMENT              SEGMENT            UNALLOCATED           ELIMINATIONS          CONSOLIDATED
-------------------         --------------          --------            -----------           ------------          ------------
Sales and other
operating revenues:
    Customers                       $  179            $  186                                                              $  365
    Intersegment                       105               - -                                        $ (105)                  - -
                                    ------            ------                 ------                 ------                ------
                                       284               186                                          (105)                  365
Cost of sales                          236               156                                          (105)                  287
Selling, general and
  administrative
  expenses                               1                 8                 $   12                    - -                    21
Unusual charges                        - -               - -                     42                    - -                    42
                                    ------            ------                 ------                 ------                ------
Operating income                    $   47            $   22                 $  (54)                   - -                $   15
                                    ======            ======                 ======                 ======                ======
Depreciation and
  amortization expense              $    7            $    7                 $    5                 $  - -                $   19
                                    ======            ======                 ======                 ======                ======
Capital expenditures                $    7             $   4                 $    1                    - -                $   12
                                    ======            ======                 ======                 ======                ======
Identifiable assets                 $1,679            $1,510                 $1,428                 $    -                $4,617
                                    ======            ======                 ======                 ======                ======

18.  SUBSEQUENT EVENT

On March 20, 1998, Lyondell and Millennium announced an agreement to expand Equistar with the addition of the ethylene, propylene, ethylene oxide and derivatives businesses of Occidental Chemical Corporation ("Occidental"), a subsidiary of Occidental Petroleum Corporation. The transaction, which is subject to regulatory approval, is expected to close by mid-year 1998. After the close of the transaction, Lyondell will have 41 percent ownership interest of the Partnership and Millennium and Occidental will each have 29.5 percent ownership interests.

                     LYONDELL-CITGO REFINING COMPANY LTD.


LYONDELL-CITGO Refining Company Ltd. ("LCR") is a limited liability company organized under the laws of the state of Texas. LCR was formed in 1993 by Lyondell Petrochemical Company ("Lyondell") and CITGO Petroleum Corporation ("CITGO"). LCR is owned by two members, Lyondell Refining Company and CITGO Refining Investment Company, which are wholly owned subsidiaries of Lyondell and CITGO, respectively. CITGO is a subsidiary of Petroleos de Venezuela, S.A.("PDVSA"), the national oil company of Venezuela.

The operative agreement with respect to the rights of each of the two members and their parent companies is the Amended and Restated Limited Liability Company Regulations ("Regulations") of LCR. The Regulations govern, among other things, ownership and cash distribution rights. Under the terms of a reciprocal Performance Guarantee and Control Agreement ("Performance Guarantee"), Lyondell and CITGO each unconditionally guarantee the obligations and performance of their respective wholly owned subsidiaries under the terms of the Regulations.

The Regulations provide that LCR is managed by an Owners Committee, which has three representatives ("Representatives") from each member. Actions requiring unanimous consent of the Representatives, include, without limitation, amendment of the Regulations, borrowing money in excess of LCR's existing credit facilities, delegations of authority to committees, certain purchase commitments and capital expenditures in excess of designated amounts and budgetary approval. LCR's daily operations are managed by LCR's executive officers.

LCR owns a Refinery located on approximately 700 acres in Houston, Texas and a lube oil blending and packaging plant in Birmingport, Alabama. LCR also owns a pipeline used to transport gasoline, kerosene and heating oil from the Refinery to the GATX Terminal located in Pasadena, Texas to interconnect with common carrier pipelines.

Units included in the Refinery are a fluid catalytic cracking unit, cokers, reformers, crude distillation units, sulfur recovery plants and hydrodesulfurization units as well as lube oil manufacturing and packaging facilities and an aromatics recovery unit. As a result of an upgrade project completed in February 1997, the Refinery has a heavy crude oil processing capability of approximately 250,000 barrels per day of 17 degree API gravity crude oil. LCR purchases substantially all of the heavy crude oil processed at the Refinery from subsidiaries of PDVSA.

The Refinery produces gasoline, low sulfur diesel, jet fuel, aromatics, lubricants and certain industrial products. All of LCR's gasoline, low sulfur diesel and jet fuel are sold to CITGO. Aromatics such as benzene, toluene, paraxylene and orthoxylene are used to manufacture a variety of intermediate chemicals, including ethylbenzene, cumene, urethane foam components and polyester intermediates for films, fibers and resins. End uses of these products include packaging and containers, furniture, apparel and flooring.

                     LYONDELL-CITGO REFINING COMPANY LTD.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Owners Committee
of LYONDELL-CITGO Refining Company Ltd.

     We have audited the accompanying balance sheets of LYONDELL-CITGO Refining Company Ltd. as of December 31, 1997 and 1996 and the related statements of income, members' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LYONDELL-CITGO Refining Company Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



Coopers & Lybrand L.L.P.
Houston, Texas
February 6, 1998

                     LYONDELL-CITGO REFINING COMPANY LTD.
                          A LIMITED LIABILITY COMPANY
                             STATEMENTS OF INCOME





                                                  FOR THE YEAR ENDED DECEMBER 31
                                                 -------------------------------
MILLIONS OF DOLLARS                                 1997       1996      1995
-------------------                                 ----       ----      ----

SALES AND OTHER OPERATING REVENUES                 $2,697     $2,823    $2,646

OPERATING COSTS AND EXPENSES:
   Cost of sales:
        Crude oil and feedstock                     1,960      2,367     2,095
        Operating and other expenses                  482        386       367
   Selling, general and administrative expenses        72         59        58
                                                   ------     ------    ------
                                                    2,514      2,812     2,520
                                                   ------     ------    ------

   Operating income                                   183         11       126

Interest expense                                      (37)        (2)       (1)
Interest income                                         2          2         3
                                                   ------     ------    ------

Income before state income taxes                      148         11       128

Provision for state income taxes                        1      - - -         3
                                                   ------     ------    ------

NET INCOME                                         $  147     $   11    $  125
                                                   ======     ======    ======


                      See notes to financial statements.

                     LYONDELL-CITGO REFINING COMPANY LTD.
                          A LIMITED LIABILITY COMPANY
                                BALANCE SHEETS

                                                             DECEMBER 31
                                                         -------------------
MILLIONS OF DOLLARS                                      1997           1996
                                                         ----           ----

ASSETS
  Current assets:
    Cash and cash equivalents                           $   65         $   12
    Accounts receivable:
      Trade                                                 37            109
      Related parties and affiliates                        42             53
    Inventories                                             98             98
    Prepaid expenses and other current assets                1              1
                                                        ------         ------
      Total current assets                                 243            273
                                                        ------         ------

  Property, plant and equipment                          2,228          1,372
  Construction projects in progress                         52            832
  Accumulated depreciation and amortization               (889)          (826)
                                                        ------         ------
                                                         1,391          1,378
  Deferred charges and other assets                         47             56
                                                        ------         ------

      Total assets                                      $1,681         $1,707
                                                        ======         ======

LIABILITIES AND MEMBERS' EQUITY
  Current liabilities:
    Accounts payable:
      Trade                                             $   72         $  154
      Related parties and affiliates                       125            152
    Distribution payable to LOwner                          36             24
    Distribution payable to COwner                          25          - - -
    Loan payable to bank                                 - - -             10
    Taxes, payroll and other liabilities                    35             33
                                                        ------         ------
      Total current liabilities                            293            373
                                                        ------         ------
  Commitments and contingencies
  Loan payable to bank                                     450            450
  Loans payable to LOwner                                  196            177
  Loans payable to COwner                                   17          - - -
  Pension, postretirement benefit and other liabilities     52             44
                                                        ------         ------
      Total long-term liabilities                          715            671
                                                        ------         ------

  Members' equity                                          673            663
                                                        ------         ------

      Total liabilities and members' equity             $1,681         $1,707
                                                        ======         ======

                      See notes to financial statements.

                     LYONDELL-CITGO REFINING COMPANY LTD.
                          A LIMITED LIABILITY COMPANY
                           STATEMENTS OF CASH FLOWS

                                                                                    FOR THE YEAR ENDED DECEMBER 31
                                                                              -----------------------------------------
MILLIONS OF DOLLARS                                                              1997           1996            1995
                                                                              ---------       ---------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                    $   147          $   11         $   125
    Adjustments to reconcile net income to
       net cash provided by operating activities:
         Depreciation                                                                75              25              19
         Amortization                                                                16              10              13
         (Increase) decrease in accounts receivable - trade                          72              (1)            (38)
         (Increase) decrease in accounts receivable - related parties                 9             (20)             19
         Decrease in inventories                                                 - - -                9               3
         (Increase) decrease in prepaid expenses and other current assets            (1)              6          - - -
         Increase (decrease) in accounts payable - trade                            (89)             51              (8)
         Increase (decrease) in accounts payable - related parties                  (27)             43              42
         Increase (decrease) in taxes, payroll and other liabilities                  5              (4)             10
         Increase in deferred charges and other assets and change
              in pension, postretirement benefit and other liabilities                5             (28)             (3)
                                                                              ---------       ---------        --------
              Net cash provided by operating activities                             212             102             182
                                                                              ---------       ---------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment:
    Maintenance capital expenditures                                                (12)            (10)             (5)
    Environmental capital expenditures                                              (11)            (28)            (30)
    Capital enhancement expenditures                                                (17)            (18)            (11)
    Refinery upgrade expenditures                                                   (45)           (473)           (458)
    Capital expenditures to be reimbursed by Lyondell                            - - -           - - -               (2)
                                                                              ---------       ---------        --------
              Total capital expenditures                                            (85)           (529)           (506)
  Other                                                                              (1)             (1)              1
                                                                              ---------       ---------        --------
             Net cash used in investing activities                                  (86)           (530)           (505)
                                                                              ---------       ---------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (repayments of) bank loan                                           (10)             10             (20)
  Proceeds from bank loan for costs incurred on refinery upgrade                 - - -              199             251
  Proceeds from LOwner loans for costs incurred on refinery upgrade                  18             123              25
  Contributions from LOwner for working capital facility paydown                     65          - - -           - - -
  Proceeds from LOwner loans for costs to be incurred on capital projects             2              29          - - -
  Contributions from LOwner for costs to be incurred on capital projects              1               8          - - -
  Distributions to LOwner                                                          (147)            (84)           (146)
  Distributions to COwner                                                           (91)            (13)            (17)
  Reimbursements from Lyondell for capital expenditures                          - - -                4               2
  Reimbursements from COwner for costs incurred on refinery upgrade                   2             123             171
  Reimbursements from COwner for loan costs incurred on refinery upgrade              8              21               5
  Contributions from COwner for working capital facility paydown                     28          - - -           - - -
  Proceeds from COwner loans for costs incurred on refinery upgrade                  16          - - -           - - -
  Contributions from COwner for costs to be incurred on capital projects             35              13              17
                                                                              ---------       ---------        --------
             Net cash provided by (used in) financing activities                    (73)            433             288
                                                                              ---------       ---------        --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     53               5             (35)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     12               7              42
                                                                              ---------       ---------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $      65       $      12        $      7
                                                                              =========       =========        ========

                      See notes to financial statements.

                     LYONDELL-CITGO REFINING COMPANY LTD.
                          A LIMITED LIABILITY COMPANY
                         STATEMENTS OF MEMBERS' EQUITY



MILLIONS OF DOLLARS              LOWNER       COWNER        TOTAL
                                 -------       ------       ------

BALANCE, DECEMBER 31, 1994        $  182       $  268       $  450

Cash contributions                     2          193          195
Other contributions               - - -             5            5
Distributions                       (164)         (22)        (186)
Net income                           110           15          125

                                 -------       ------       ------
BALANCE, DECEMBER 31, 1995           130          459          589

Cash contributions                     8          157          165
Other contributions               - - -             1            1
Distributions                        (91)         (12)        (103)
Net income                            10            1           11

                                 -------       ------       ------
BALANCE, DECEMBER 31, 1996            57          606          663

Cash contributions                    66           73          139
Other contributions               - - -        - - -        - - -
Distributions                       (158)        (118)        (276)
Net income                           103           44          147

                                 -------       ------       ------
BALANCE, DECEMBER 31, 1997       $    68       $  605       $  673
                                 =======       ======       ======


                      See notes to financial statements.

                     LYONDELL-CITGO REFINING COMPANY LTD.
                          A LIMITED LIABILITY COMPANY
                         NOTES TO FINANCIAL STATEMENTS


1. THE COMPANY

On July 1, 1993, Lyondell Petrochemical Company ("Lyondell") and CITGO Petroleum Corporation ("CITGO") announced the commencement of operations of LYONDELL-CITGO Refining Company Ltd. ("LCR" or the "Company"), a new entity formed and owned by subsidiaries of Lyondell and CITGO in order to own and operate a refinery ("Refinery") located adjacent to the Houston Ship Channel in Houston, Texas and a lube oil blending and packaging plant in Birmingport, Alabama.

Lyondell owns its interest in the Company through a wholly-owned subsidiary, Lyondell Refining Company ("LOwner"). CITGO holds its interest through CITGO Refining Investment Company ("COwner"), a wholly-owned subsidiary of CITGO.

The Company is organized and structured to afford its members the full limitation of liability provided by the Texas Limited Liability Company Act ("Act"). The Act provides as to liability to third parties in the case of companies such as LCR that its members, LOwner and COwner ("Members"), are not liable for the debts, obligations or liabilities of the limited liability company including under a judgment decree, or order of a court. Unless dissolved earlier under the terms of its Amended and Restated Limited Liability Company Regulations ("Regulations"), LCR will continue to exist until December 31, 2017.

LOwner and COwner have agreed to allocate net income and cash provided by operating activities based on certain contributions and other factors instead of allocating such amounts based on their equity account balances. Based upon these contributions and other factors, LOwner and COwner had participation interests of approximately 58 percent and 42 percent, respectively, as of December 31, 1997. COwner has a one-time option to make an additional equity contribution sufficient to increase its participation interest in LCR to 50 percent.

At December 31, 1997, the Company employed approximately 1,300 full-time employees. Of these, approximately 800 were covered by collective bargaining agreements between the Company and the Oil, Chemical and Atomic Workers Union. The Company also uses the services of independent contractors in the routine conduct of its business.

                     LYONDELL-CITGO REFINING COMPANY LTD.
                          A LIMITED LIABILITY COMPANY
                         NOTES TO FINANCIAL STATEMENTS


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounts Receivable - The Company sells its products primarily to companies in the petrochemical and refining industries. The Company performs ongoing credit evaluations of its customers' financial condition and in certain circumstances requires letters of credit from them. The Company's allowance for doubtful accounts receivable, which is reflected in the balance sheet as a reduction in accounts receivable, was $179,000 and $220,000 at December 31, 1997 and 1996, respectively.

Inventories - Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out ("LIFO") basis except for materials and supplies, which are valued at average cost.

Property, Plant and Equipment - Property, plant and equipment are recorded at cost. Depreciation of fixed assets is computed using the straight-line method over the estimated useful lives of the related assets which range from five to thirty years. Upon retirement or sale, the Company removes the cost of the assets and the related accumulated depreciation from the accounts and reflects any resulting gains or losses in income. Interest costs incurred on debt during the construction of major projects are capitalized.

Refinery Maintenance - Turnaround costs are repair and maintenance costs incurred while performing an overhaul of a manufacturing unit. Significant turnaround costs are deferred and amortized on a straight-line basis over the estimated period until the next planned turnaround, generally four to six years. Other turnaround costs and ordinary repair and maintenance costs are expensed as incurred.

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

                     LYONDELL-CITGO REFINING COMPANY LTD.
                          A LIMITED LIABILITY COMPANY
                         NOTES TO FINANCIAL STATEMENTS


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

3.  RELATED PARTY TRANSACTIONS

On July 1, 1993, the Company entered into a long-term crude oil supply contract ("Crude Supply Contract") with Lagoven, S.A., now known as PDVSA Petroleo y Gas, S.A. ("PDVSA Oil"), an affiliate of CITGO. Pursuant to this contract, the Company will purchase a substantial majority of its crude oil supply at market-based prices adjusted for certain indexed items. In addition, under the terms of a long-term product sales agreement, CITGO purchases all of the refined products produced at the Refinery also at market-based prices. Both PDVSA Oil and CITGO are subsidiaries of Petroleos de Venezuela, S.A.("PDVSA"), the national oil company of Venezuela.

Also effective July 1, 1993, the Company and Lyondell entered into a number of feedstock and product sales agreements; a tolling agreement, pursuant to which alkylate and methyl tertiary butyl ether will be produced at Lyondell's Channelview, Texas petrochemical complex for the Company; and various administrative services agreements.

On December 1, 1997, Lyondell contributed its Channelview, Texas petrochemical complex including its rights and obligations under the related party agreements with LCR to a joint venture named Equistar Chemicals, LP ("Equistar"). Lyondell has a 57 percent interest in Equistar.

                     LYONDELL-CITGO REFINING COMPANY LTD.
                          A LIMITED LIABILITY COMPANY
                         NOTES TO FINANCIAL STATEMENTS


3.  RELATED PARTY TRANSACTIONS (CONTINUED)

Related party transactions are summarized as follows:

                                                   FOR THE YEAR ENDED
                                                       DECEMBER 31
                                           ---------------------------------
  MILLIONS OF DOLLARS                      1997          1996           1995
  -------------------                      ----          ----           ----
  Costs:
     Crude oil purchases                   $  977        $1,046        $  734
     Product purchases                        435           246           206
     Transportation fees                       13            27            22
                                           ------        ------        ------
                                           $1,425        $1,319        $  962
                                           ======        ======        ======
  Sales of crude oil and products          $1,987        $1,835        $1,707
                                           ======        ======        ======

The Company billed Lyondell (including in 1997, one month of Equistar operations) approximately $5 million, $3 million and $11 million and Lyondell and Equistar billed the Company approximately $7 million, $11 million and $16 million pursuant to various service and cost sharing arrangements during the years ended December 31, 1997, 1996 and 1995, respectively. In addition, the Company paid Lyondell (including in 1997, one month of Equistar operations) approximately $40 million and $6 million during 1997 and 1996, respectively, pursuant to a hydrogen supply agreement.

In September 1997 Atlantic Richfield Company ("ARCO") eliminated its ownership interest in Lyondell by delivering its shares of Lyondell common stock to the holders of certain ARCO notes. For the nine months ended September 30, 1997, the Company paid ARCO PipeLine Company, an affiliate of ARCO, approximately $4 million pursuant to throughput agreements. During 1996 and 1995 the Company paid ARCO PipeLine Company approximately $5 million and $1 million, respectively, pursuant to throughput agreements.

The Company recognized revenue from Lyondell of approximately $11 million in 1996 for a pricing adjustment retroactive to 1993.

During 1997 and 1996, the Company paid LOwner approximately $13 million and $4 million, respectively, for interest on loans related to funding a portion of the upgrade project at the Refinery and other capital expenditures.

In accordance with the terms of the Regulations, during 1997, 1996 and 1995 the Company billed COwner approximately $7 million, $22 million and $6 million, respectively, and COwner paid the Company approximately $8 million, $ 21 million and $5 million, respectively, for financing costs incurred in connection with the bank loan being used to partially fund the upgrade project at the Refinery.

                     LYONDELL-CITGO REFINING COMPANY LTD.
                          A LIMITED LIABILITY COMPANY
                         NOTES TO FINANCIAL STATEMENTS


4.  SUPPLEMENTAL CASH FLOW INFORMATION

At December 31, 1997, 1996 and 1995, property, plant and equipment included approximately $13 million, $9 million and $53 million, respectively, of non-cash additions which related to accounts payable accruals. Accounts receivable from related parties and affiliates at December 31, 1995 included approximately $4 million of reimbursements due to the Company from Lyondell for additions to fixed assets.

During 1997, 1996 and 1995, the Company paid approximately $42 million, $27 million and $7 million, respectively, for interest and approximately $1 million, $4 million and $2 million, respectively, for state income and franchise taxes. Of the interest paid during 1997, 1996 and 1995, approximately $9 million, $25 million and $6 million, respectively, was capitalized.

5.  FINANCIAL INSTRUMENTS

The fair value of all financial instruments included in current assets and current liabilities, including cash and cash equivalents, accounts receivable, accounts payable and notes payable, approximated their carrying value due to their short maturity. The fair value of long-term loans payable approximated their carrying value because they are variable interest rate loans.

At December 31, 1997, the Company had issued letters of credit totaling approximately $8 million.

The Company is party to take-or-pay contracts for hydrogen and electricity. At December 31, 1997, future minimum payments under these contracts with noncancelable contract terms in excess of one year were as follows:

MILLIONS OF DOLLARS        AMOUNT
-------------------        ------
     1998                  $  43
     1999                     43
     2000                     43
     2001                     44
     2002                     33
     Thereafter              474
                           -----
  Total minimum payments   $ 680
                           =====

The Company's total purchases under these agreements were approximately $90 million, $35 million and $8 million during 1997, 1996 and 1995, respectively.

                     LYONDELL-CITGO REFINING COMPANY LTD.
                          A LIMITED LIABILITY COMPANY
                         NOTES TO FINANCIAL STATEMENTS


6.  INVENTORIES

The categories of inventory and their book values were as follows:

                                      DECEMBER 31
                                   -----------------
   MILLIONS OF DOLLARS             1997         1996
   -------------------             ----         ----
   Crude oil                       $ 47         $ 47
   Refined products                  35           35
   Materials and supplies            16           16
                                   ----         ----
                                   $ 98         $ 98
                                   ====         ====

There was no material impact to cost of sales in 1997 associated with a change in LIFO inventories. Cost of sales was reduced approximately $2 million and $3 million in 1996 and 1995 , respectively, associated with reductions in LIFO inventories. The excess of the current cost of inventories over book value was approximately $73 million and $143 million at December 31, 1997 and 1996, respectively.

7.  PROPERTY, PLANT AND EQUIPMENT

The primary components of property, plant and equipment were manufacturing facilities and equipment.

Repair and maintenance expenses for the years ended December 31, 1997, 1996 and 1995 were approximately $75 million, $70 million, and $73 million, respectively. The 1997, 1996 and 1995 amounts include amortization of deferred turnaround costs of approximately $10 million, $5 million, and $11 million, respectively.

8.  FINANCING ARRANGEMENTS

In May 1995, LCR entered into two credit facilities totaling $520 million with a group of banks. The first facility, a $70 million, 364-day revolving working capital facility, was renewed effective May 1997, and is being utilized for general business purposes and for letters of credit. At December 31, 1997, no amounts were outstanding under this credit facility. At December 31, 1996, $10 million was outstanding under this credit facility with a weighted average interest rate of 7.1 percent. Interest for this credit facility is based on either prime or eurodollar rates or based on a competitive auction feature wherein the interest rate can be established by competitive bids submitted by the participating banks, all at the Company's option. The second facility is a $450 million, five-year term credit facility that was used to partially fund an upgrade project at the Refinery which was completed in February 1997. At both December 31, 1997 and 1996, $450 million was outstanding under this credit facility with a weighted average interest rate of 6.5 percent and 6.3 percent, respectively. Interest for this facility is based on prime or eurodollar rates at the Company's option. This second facility is due in May, 2000. Both facilities contain

                     LYONDELL-CITGO REFINING COMPANY LTD.
                          A LIMITED LIABILITY COMPANY
                         NOTES TO FINANCIAL STATEMENTS


8.  FINANCING ARRANGEMENTS (CONTINUED)

covenants which require LCR to maintain a minimum net worth which increases each year until 1998 and maintenance of certain financial ratios defined in the agreements. The facilities also contain other customary covenants which limit the Company's ability to modify certain significant contracts, incur additional debt or liens, dispose of assets, make restricted payments as defined in the agreements or merge or consolidate with other entities.

In October 1995, pursuant to the Regulations, the Company began borrowing money from LOwner in connection with the upgrade project at the Refinery and other capital expenditures. These loans are due on July 1, 2003 and are subordinate to the two bank credit facilities. At December 31, 1997 and 1996, these subordinated loans totaled approximately $196 million and $178 million, respectively, and had a weighted average interest rate of 6.2 percent and 5.9 percent, respectively. Interest on these loans is based on eurodollar rates and is payable at the end of each calendar quarter.

In January 1997, pursuant to the Regulations, the Company began borrowing money from COwner in connection with the upgrade project at the Refinery and other capital expenditures. These loans are due on July 1, 2003 and are subordinate to the two bank facilities. At December 31, 1997, these subordinated loans totaled approximately $17 million and had a weighted average interest rate of
6.2 percent.

During 1997, 1996 and 1995, the Company incurred approximately $45 million, $30 million and $7 million of interest cost, respectively, and capitalized approximately $9 million, $27 million and $6 million, respectively, of this amount.

9.  LEASES

The Company leases crude oil storage facilities, a fleet of railroad tank cars, computers, office equipment and other items. At December 31, 1997, future minimum rental payments for operating leases with noncancelable lease terms in excess of one year were as follows:

     MILLIONS OF DOLLARS                 AMOUNT
     -------------------                 ------
            1998                          $ 15
            1999                            14
            2000                            11
            2001                             5
            2002                             9
            Thereafter                       7
                                          ----
     Total minimum lease payments         $ 61
                                          ====

                     LYONDELL-CITGO REFINING COMPANY LTD.
                          A LIMITED LIABILITY COMPANY
                         NOTES TO FINANCIAL STATEMENTS



9.  LEASES (CONTINUED)

Operating lease net rental expenses for the years ended December 31, 1997, 1996 and 1995 were approximately $22 million, $22 million and $25 million, respectively.

10. RETIREMENT PLANS

All full-time, regular employees are covered by defined benefit pension plans. Retirement benefits are based on years of service and the employee's highest three consecutive years of compensation during the last ten years of service. The funding policy for these plans is to make periodic contributions as required by applicable law. The Company accrues pension costs based on an actuarial valuation and funds the plans through contributions to a pension trust fund separate from the Company's funds.

The Company also has an unfunded supplemental nonqualified retirement plan which provides pension benefits for certain employees in excess of the tax qualified plan's limits.

The following table sets forth the funded status of the Company's retirement plans and the amounts recognized in the Company's balance sheet:

                                                                         DECEMBER 31
                                                           --------------------------------------
                                                                     1997                 1996
                                                           ------------------------    ----------
                                                           Plans with    Plans with    Plans with
                                                           assets in       ABO in      assets in
                                                           excess of     excess of     excess of
MILLIONS OF DOLLARS                                           ABO         assets          ABO
-----------------------                                    ----------    ----------    ----------
Actuarial present value of benefit obligations:
  Vested benefit obligation                                  $ 6           $ 28          $   25
                                                             ===           ====          ======
  Accumulated benefit obligation ("ABO")                     $ 7           $ 31          $   29
                                                             ===           ====          ======
  Projected benefit obligation                               $11           $ 53          $   48
Plan assets at fair value, primarily stocks and bonds          7             29              30
                                                             ---           ----          ------
Projected benefit obligation in excess of plan assets         (4)           (24)            (18)
Unrecognized net loss                                          1              8               3
Prior service cost not yet recognized in pension cost         --              3               3
Remaining unrecognized net asset                              --             (1)             (1)
                                                             ---           ----          ------
Net pension liability                                        $(3)          $(14)         $  (13)
                                                             ===           ====          ======

                     LYONDELL-CITGO REFINING COMPANY LTD.
                          A LIMITED LIABILITY COMPANY
                         NOTES TO FINANCIAL STATEMENTS


10. RETIREMENT PLANS (CONTINUED)

The Company's net periodic pension cost included the following components:

                                                   FOR THE YEAR ENDED
                                                       DECEMBER 31
                                            --------------------------------
  MILLIONS OF DOLLARS                       1997          1996          1995
  -------------------                       ----          ----          ----
  Service cost - benefits earned
   during the period                        $  4          $  4          $  3
  Interest cost on projected
   benefit obligations                         5             4             3
  Actual (gain) loss on plan assets           (5)           (5)           (5)
  Net amortization and deferral                2             3             3
                                            ----          ----          ----
  Net periodic pension cost                 $  6          $  6          $  4
                                            ====          ====          ====

The assumptions used in determining the net periodic pension cost and net pension liability were as follows:

                                                         DECEMBER 31
                                              -------------------------------
  PERCENT                                     1997         1996          1995
  -------                                     ----         ----          ----
  Discount rate                               7.25         7.50          7.10
  Rate of salary progression                  4.75         5.00          5.00
  Long-term rate of return on assets          9.50         9.50          9.50

The Company maintains voluntary defined contribution savings plans for its eligible employees. Under the current provisions of the plans, the Company contributes an amount equal to 160 percent of employee contributions up to a maximum Company contribution of eight percent of the employee's base salary. The Company contributed approximately $5 million, $4 million and $4 million to these plans during 1997, 1996 and 1995, respectively.

11.  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The Company sponsors unfunded postretirement benefit plans other than pensions for both salaried and non-salaried employees which provide medical and life insurance benefits. The postretirement health care plan is contributory while the life insurance plan is non-contributory. Currently, the Company pays approximately 80 percent of the cost of the health care plan, but reserves the right to modify the cost-sharing provisions at any time.

                     LYONDELL-CITGO REFINING COMPANY LTD.
                          A LIMITED LIABILITY COMPANY
                         NOTES TO FINANCIAL STATEMENTS


11. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (CONTINUED)

The following table sets forth the plans' separate postretirement benefit liabilities:

                                                                           DECEMBER 31
                                                         ----------------------------------------------
                                                                 1997                      1996
                                                         ------------------         -------------------
MILLIONS OF DOLLARS                                      MEDICAL       LIFE         MEDICAL        LIFE
-------------------                                      -------       ----         -------        ----
Accumulated postretirement benefit obligation:
 Retirees                                                 $ (4)    $    ---          $ (3)       $  ---
 Fully eligible active plan participants                    (6)          (1)           (4)           (1)
 Other active plan participants                            (27)          (4)          (19)           (4)
                                                          ----          ---          ----           ---
                                                           (37)          (5)          (26)           (5)
Unrecognized prior service cost                             (2)          --            (3)           --
Unrecognized net loss                                        9           (1)            3            --
                                                          ----          ---          ----           ---
Accrued postretirement benefit liability                  $(30)         $(6)         $(26)          $(5)
                                                          ====          ===          ====           ===

Net periodic postretirement benefit cost included the following component:

                                                         FOR THE YEAR ENDED DECEMBER 31
                                    -----------------------------------------------------------------------
                                            1997                      1996                      1995
                                    ------------------         ------------------        ------------------
MILLIONS OF DOLLARS                 MEDICAL       LIFE         MEDICAL       LIFE        MEDICAL       LIFE
-------------------                 -------       ----         -------       ----        -------       ----
Service cost - benefits
 attributed to                      $ 1.6        $ 0.2         $  1.3      $  0.2         $ 0.8       $ 0.2
   service during the period
Interest cost on accumulated
 postretirement benefit               2.4          0.4            1.9         0.4           1.3         0.4
 obligation
Net amortization and deferral         0.1          --            (0.1)         --          (0.2)         --
                                    -----        -----          ------     ------         -----       -----
Net periodic postretirement
   benefit cost                     $ 4.1        $ 0.6          $  3.1     $  0.6         $ 1.9       $ 0.6
                                    =====        =====          ======     ======         =====       =====

For measurement purposes, the assumed annual rate of increase in the per capita cost of covered health care benefits as of December 31, 1997 was seven percent through 2001 and five percent thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1997 by approximately $8 million and the net periodic postretirement benefit cost for the year then ended by approximately $1 million.

The accumulated postretirement benefit obligation was calculated utilizing a weighted-average discount rate of 7.25 percent and 7.5 percent and an average rate of salary progression of 4.75 percent and 5 percent at December 31, 1997 and 1996, respectively. The Company's current policy is to fund the cost of postretirement health care and life insurance plans on a pay-as-you-go basis.

                     LYONDELL-CITGO REFINING COMPANY LTD.
                          A LIMITED LIABILITY COMPANY
                         NOTES TO FINANCIAL STATEMENTS


12. INCOME TAXES

The Company is treated as a partnership for federal income tax purposes; consequently, no provision for federal income taxes is required. However, the Company is subject to state income taxes, and therefore a provision for state income taxes has been recorded.

Significant temporary differences creating future federal taxable income or tax deductions for the Members are as follows:

                                                                 DECEMBER 31
                                                              -----------------
MILLIONS OF DOLLARS                                           1997         1996
-------------------                                           ----         ----
Temporary differences creating future taxable income:
     LIFO inventory                                          $   20      $   32
     Deferred turnaround costs                                   18          10
     Tax over book depreciation                                 199          66
                                                             ------      ------
       Total future taxable income                              237         108
                                                             ------      ------
Temporary differences creating future tax deductions:
     Postretirement benefits                                    (36)        (32)
     Amortization of organization costs                          (2)         (1)
     Pensions and other compensation liabilities                (23)        (17)
     Uniform capitalization                                      (8)         (5)
                                                             ------      ------
       Total future tax deductions                              (69)        (55)
                                                             ------      ------

  Net temporary differences                                  $  168      $   53
                                                             ======      ======

Pretax income was taxed by domestic jurisdictions only. The current provision for state income tax was $1 million in 1997 and $3 million in 1995. There was no current provision for state income tax in 1996. In addition, there was no deferred provision for state income tax in 1997, 1996 and 1995.

13.  FRANCHISE TAXES

The capital-based portion of the Texas franchise tax during 1997, 1996 and 1995 of approximately $1 million each year is included in selling, general and administrative expenses.

14.  COMMITMENTS AND CONTINGENCIES

The Company is subject to various lawsuits and proceedings.

                     LYONDELL-CITGO REFINING COMPANY LTD.
                          A LIMITED LIABILITY COMPANY
                         NOTES TO FINANCIAL STATEMENTS



14.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

With respect to liabilities associated with the Company, Lyondell generally has retained liability for events that occurred prior to July 1, 1993 and certain on-going environmental projects at the Refinery. The Company generally is responsible for liabilities associated with events occurring after June 30, 1993 and on-going environmental compliance inherent to the operation of the Refinery.

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

The Company estimates that it has a liability of approximately $11 million at December 31, 1997 related to future Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), Resource Conservation and Recovery Act ("RCRA"), and Texas Natural Resource Conservation Commission ("TNRCC") assessment and remediation costs. Lyondell has a contractual obligation to reimburse the Company for a portion of this liability which is currently estimated to be approximately $10 million. The Company has accrued a current liability of approximately $1 million related to this liability for which Lyondell does not have any obligation to reimburse the Company. In the opinion of management, there is currently no material range of loss in excess of the amount recorded. However, it is possible that new information about the sites associated with this liability, new technology or future developments such as involvement in other CERCLA, RCRA, TNRCC or other comparable state law investigations, could require the Company to reassess its potential exposure related to environmental matters.

Depending on then current market conditions, breach or termination of the Crude Supply Contract could adversely affect the Company. Although the parties have negotiated alternative arrangements in the event of certain force majeure conditions, including governmental or other actions restricting or otherwise limiting PDVSA Oil's ability to perform its obligations, any such alternative arrangements may not be as beneficial as the Crude Supply Contract. There can be no assurance that alternative crude oils with similar margins would be available for purchase by the Company. Furthermore, the breach or termination of the Crude Supply Contract may require the Company to return to the practice of purchasing all of its crude oil feedstocks in the merchant market and may subject the Company to significant volatility and price fluctuations.

                     LYONDELL-CITGO REFINING COMPANY LTD.
                          A LIMITED LIABILITY COMPANY
                         NOTES TO FINANCIAL STATEMENTS


14.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

During the first quarter of 1997 the Company settled outstanding litigation for approximately $3.5 million through voluntary mediation.

The Company has various purchase commitments for materials, supplies and services incident to the ordinary conduct of business. In the aggregate, such commitments are not at prices in excess of current market.

In the opinion of management, any liability arising from the matters discussed in this note will not have a material adverse effect on the financial statements or liquidity of the Company. However, the adverse resolution in any reporting period of one or more of the matters discussed in this note could have a material impact on the Company's results of operations for that period.

15.  SUBSEQUENT EVENTS

In January 1998, LCR announced a cost reduction plan which is expected to eliminate approximately 100 jobs at LCR over the next twelve months. Approximately 40 of the jobs eliminated would be replaced by positions created at Lyondell and CITGO and billed to LCR under shared service arrangements. Restructuring costs are currently estimated to be approximately $2 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None, except as set forth in the Company's Current Report on Form 8-K filed pursuant to the Securities Exchange Act of 1934, as amended, on March 26, 1998.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding executive officers of the Company is included in Part I. For the other information called for by Items 10, 11, 12 and 13, reference is made to the Registrant's definitive proxy statement for its Annual Meeting of Stockholders, to be held on May 15, 1998, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1997, and which is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) The following documents are filed as a part of this report:

1 and 2  --  Consolidated Financial Statements:  these documents are listed in the Index to Financial Statements.

EXHIBITS



3.1     -   Amended and Restated Certificate of Incorporation of the Registrant (15)
3.2     -   Amended and Restated By-Laws of the Registrant (16)
4.1     -   Indenture, as supplemented by a First Supplemental Indenture, between the Registrant and Texas
            Commerce Bank National Association, as Trustee (2)
4.1(a)  -   Second Supplemental Indenture between the Registrant, Equistar and Texas Commerce Bank National
            Association
4.2     -   Indenture, as supplemented by a First Supplemental Indenture, between the Registrant and
            Continental Bank, National Association, as Trustee (4)
4.2(a)  -   Second Supplemental Indenture between the Registrant, Equistar and First Trust National Association
4.3     -   Indenture, as supplemented by a First Supplemental Indenture, between the Registrant and Texas
            Commerce Bank, as Trustee (12)
4.3(a)  -   Second Supplemental Indenture between the Registrant, Equistar and Texas Commerce Bank National
            Association
4.4     -   Specimen certificate (1)
4.5     -   LYONDELL-CITGO Refining Company Ltd. $70,000,000 Credit Agreement (8)
4.5(a)  -   Amendment No. 1 to the $70,000,000 Credit Agreement (13)
4.5(b)  -   Amendment No. 2 to the $70,000,000 Credit Agreement (14)
4.6     -   LYONDELL-CITGO Refining Company Ltd. $450,000,000 Credit Agreement (8)
4.6(a)  -   Amendment No. 1 to the $450,000,000 Credit Agreement (13)
4.6(b)  -   Amendment No. 2 to the $450,000,000 Credit Agreement (14)
4.7     -   Registrant's $225,000,000 Amended and Restated Credit Agreement
4.8     -   Rights Agreement between the Registrant and the Bank of New York, as Rights Agent (11)

The Company is a party to several debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Registration S-K, the Company agrees to furnish a copy of such instruments to the Commission upon request.

EXECUTIVE COMPENSATION:

10.1    -   Amended and Restated Executive Supplementary Savings Plan (15)
10.2    -   Amended and Restated Executive Long-Term Incentive Plan (3)
10.3    -   Amended and Restated Supplementary Executive Retirement Plan
10.3(a) -   Amendment to the Amended and Restated Supplementary Executive Retirement Plan
10.4    -   Executive Medical Plan (15)
10.4(a) -   Amendment No. 1 to the Executive Medical Plan (15)
10.4(b) -   Amendment No. 2 to the Executive Medical Plan (15)
10.5    -   Amended and Restated Executive Deferral Plan
10.6    -   Executive Long-Term Disability Plan (4)
10.6(a) -   Amendment No. 1 to the Executive Long-Term Disability Plan (15)
10.7    -   Executive Life Insurance Plan (4)
10.8    -   Amended and Restated Supplemental Executive Benefit Plans Trust Agreement
10.8(a) -   Amendment to the Amended and Restated Supplemental Executive Benefit Plans Trust Agreement
10.9    -   Restricted Stock Plan (7)
10.9(a) -   Amendment No. 1 to the Restricted Stock Plan (10)

10.9(b) -   Amendment No. 2 to the Restricted Stock Plan
10.10   -   Form of Registrant's Indemnity Agreement with Officers and Directors (1)
10.11   -   Amended and Restated Elective Deferral Plan for Non-Employee Directors (15)
10.11(a)-   Amendment No. 1 to the Amended and Restated Elective Deferral Plan for Non-Employee Directors (15)
10.11(b)-   Amendment No. 2 to the Amended and Restated Elective Deferral Plan for Non-Employee Directors
10.12   -   Amended and Restated Retirement Plan for Non-Employee  Directors
10.12(a)-   Amendment to the Amended and Restated Retirement Plan for Non-Employee Directors
10.13   -   Restricted Stock Plan for Non-Employee Directors (13)
10.13(a)-   Amendment to the Restricted Stock Plan for Non-Employee Directors
10.14   -   Non-Employee Directors Benefit Plans Trust Agreement
10.14(a)-   Amendment to the Non-Employee Directors Benefit Plans Trust Agreement

OTHER MATERIAL CONTRACTS:

10.15   -   Conveyance (conformed without exhibits) between the Registrant and ARCO (1)
10.16   -   Asset Purchase Agreement (conformed without exhibits) between the Registrant and Rexene Products
            Company (2)
10.17   -   Amended and Restated Limited Liability Company Regulations of LYONDELL-CITGO Refining Company Ltd. (5)
10.17(a)-   Amendment No. 1 to the Amended and Restated Limited Liability Company Regulations of
            LYONDELL-CITGO Refining Company Ltd. (8)
10.17(b)-   Amendment No. 2 to the Amended and Restated Limited Liability Company Regulations of
            LYONDELL-CITGO Refining Company Ltd.
10.17(c)-   Amendment No. 3 to the Amended and Restated Limited Liability Company Regulations of
            LYONDELL-CITGO Refining Company Ltd.
10.18   -   Contribution Agreement between the Registrant and LYONDELL-CITGO Refining Company Ltd. (5)
10.19   -   Crude Oil Supply Agreement between LYONDELL-CITGO Refining Company Ltd. and Lagoven, S.A. (5)
10.20   -   Asset Purchase Agreement between the Registrant and Occidental Chemical Company. (9)
10.21   -   Limited Partnership Agreement of Equistar Chemicals, LP (18)
10.22   -   Asset Contribution Agreement among the Registrant, Lyondell Petrochemical LP and Equistar
            Chemicals, LP (18)
10.23   -   Asset Contribution Agreement among Millennium Petrochemicals Inc., Millennium LP and Equistar
            Chemicals, LP (18)
10.24   -   Parent Agreement among the Registrant, Millennium Chemicals Inc. and Equistar Chemicals, LP (18)
10.25   -   Master Transaction Agreement between the Registrant, Equistar Chemicals, LP, Occidental Petroleum
            Corporation and Millennium Chemicals Inc.
21      -   Subsidiaries of the Registrant
23(a)   -   Consent of Coopers & Lybrand L.L.P
23(b)   -   Consent of Coopers & Lybrand L.L.P. and Price Waterhouse L.L.P.
24      -   Powers of Attorney
27      -   Financial Data Schedule


(1) Filed as an exhibit to Registrant's Registration Statement on Form S-1 (No. 33-25407) and incorporated herein by reference.
(2) Filed as an exhibit to Registrant's Annual Report on Form 10-K Report for the year ended December 31, 1989 and incorporated herein by reference.
(3) Filed as an exhibit to Registrant's Annual Report on Form 10-K Report for the year ended December 31, 1990 and incorporated herein by reference.
(4) Filed as an exhibit to Registrant's Annual Report on Form 10-K Report for the year ended December 31, 1992 and incorporated herein by reference.

(5) Filed as an exhibit to Registrant's Interim Report on Form 8-K dated as of July 1, 1993 and incorporated herein by reference.
(6) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.
(7) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December, 31, 1994 and incorporated herein by reference.
(8) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference.
(9) Filed as an exhibit to Registrant's Interim Report on Form 8-K dated as of May 1, 1995 and incorporated herein by reference.
(10) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference.
(11) Filed as an exhibit to Registrant's Interim Report on Form 8-K dated December 8, 1995 and incorporated herein by reference.
(12) Filed as an exhibit to Registrant's Registration Statement on Form S-3 dated as of January 31, 1996 and incorporated herein by reference.
(13) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1996 and incorporated herein by reference.
(14) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1996 and incorporated herein by reference.
(15) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.
(16) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1997 and incorporated herein by reference.
(17) Filed as an exhibit to Registrant's Interim Report on Form 8-K dated as of July 25, 1997 and incorporated herein by reference.
(18) Filed as an exhibit to Registrant's Interim Report on Form 8-K dated as of October 17, 1997 and incorporated herein by reference.

  (b)  Consolidated Financial Statements and Financial Statement Schedules

          (1)  Consolidated Financial Statements

          Consolidated Financial Statements filed as part of this Annual Report on Form 10-K are listed in the Index to Financial Statements on page 40.

          (2)  Financial Statement Schedules

          Financial statement schedules are omitted because they are not applicable or the required information is contained in the Financial Statements or notes thereto.

          Copies of exhibits will be furnished upon prepayment of 25 cents per page. Requests should be addressed to the Secretary.

  (c)  Reports on Form 8-K:

          The following Current Reports on Form 8-K were filed during the quarter ended December 31, 1997 through March 26, 1998.

          Date of Report            Item No.  Financial Statements
          --------------            --------  --------------------

          October 17, 1997             7               No

          December 1, 1997             2               Yes

          March 13, 1998            4 and 5            No

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                              LYONDELL PETROCHEMICAL COMPANY

                              By:   DAN F. SMITH*
                                    --------------------------
                                    Dan F. Smith
                                    President and Chief Executive Officer

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

                   SIGNATURE                                     TITLE                        DATE
                   ---------                                     -----                        ----


WILLIAM T. BUTLER*                                   Chairman of the Board                          March 30, 1998
-----------------------------------------------
(William T. Butler)



DAN F. SMITH*                                        President, Chief Executive Officer and         March 30, 1998
-----------------------------------------------      Director
(Dan F. Smith, Principal Executive Officer)



CURTIS J. CRAWFORD*                                  Director                                       March 30, 1998
-----------------------------------------------
(Curtis J. Crawford)


TRAVIS ENGEN*                                        Director                                       March 30, 1998
-----------------------------------------------
(Travis Engen)



STEPHEN F. HINCHLIFFE, JR.*                          Director                                       March 30, 1998
-----------------------------------------------
(Stephen F. Hinchliffe, Jr.)


DUDLEY C. MECUM II*                                  Director                                       March 30, 1998
-----------------------------------------------
(Dudley C. Mecum  II)



PAUL R. STALEY*                                      Director                                       March 30, 1998
-----------------------------------------------
(Paul R. Staley)


EDWARD W. RICH*                                      Vice President, Finance and Treasurer          March 30, 1998
-----------------------------------------------
(Edward W. Rich, Principal Financial and
 Accounting Officer)


*By: JEFFREY R. PENDERGRAFT                                                                         March 30, 1998
     -----------------------------
     (Jeffrey R. Pendergraft, as Attorney-in-fact)