Form 10-Q
period 1998-03-31
LYONDELL PETROCHEMICAL CO
filed 1998-05-14
CIK 842635

        ===============================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -----------------------

                                   FORM 10-Q

[x]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998.

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

   FOR THE TRANSITION PERIOD FROM . . . . . . . . TO . . . . . . . .

Commission file number 1-10145

                            -----------------------

                         LYONDELL PETROCHEMICAL COMPANY
             (Exact name of registrant as specified in its charter)

                            -----------------------

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

                            -----------------------

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

  NUMBER OF SHARES OF COMMON STOCK, $1.00 PAR VALUE, OUTSTANDING AS OF MARCH 31, 1998: 78,491,488

        ===============================================================

                         PART I.  FINANCIAL INFORMATION

                         LYONDELL PETROCHEMICAL COMPANY

            ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME


                                                                                                         FOR THE THREE MONTHS
                                                                                                            ENDED MARCH 31
                                                                                             -------------------------------------
Millions of dollars except per share amounts                                                          1998                1997
------------------------------------------------------                                       ------------------      -------------
INCOME FROM EQUITY INVESTMENTS:
     Equistar Chemicals, LP (before unusual charges)                                                      $  79              $  --
     LYONDELL-CITGO Refining Company Ltd.                                                                    35                  6
     Lyondell Methanol Company, L.P.                                                                          6                 --
                                                                                             ------------------      -------------
                                                                                                            120                  6
                                                                                             ------------------      -------------
SALES AND OTHER OPERATING REVENUES:
     Unrelated parties                                                                                       --                595
     Related parties                                                                                         --                160
                                                                                             ------------------      -------------
                                                                                                             --                755
                                                                                             ------------------      -------------
OPERATING COSTS AND EXPENSES:
     Cost of sales
          Unrelated parties                                                                                  --                510
          Related parties                                                                                    --                119
     Selling, general and administrative expenses                                                             6                 47
     Unusual charges (including $3 million from
          Equistar Chemicals, LP)                                                                             7                 --
                                                                                             ------------------      -------------
                                                                                                             13                676
                                                                                             ------------------      -------------
     Operating income                                                                                       107                 85

Interest expense                                                                                             (7)               (21)
Interest income                                                                                               4                  3
Minority interest                                                                                            --                 (4)
                                                                                             ------------------      -------------
     Income before income taxes                                                                             104                 63

Provision for income taxes                                                                                   39                 23
                                                                                             ------------------      -------------
     NET INCOME                                                                                           $  65              $  40
                                                                                             ==================      =============
     COMPREHENSIVE INCOME                                                                                 $  65              $  40
                                                                                             ==================      =============

     BASIC AND DILUTED EARNINGS PER SHARE                                                                 $ .82              $ .50
                                                                                             ==================      =============

                See notes to consolidated financial statements.

                         LYONDELL PETROCHEMICAL COMPANY


                          CONSOLIDATED BALANCE SHEETS

                                                                                      MARCH 31                 DECEMBER 31
Millions of dollars except per share amounts                                            1998                       1997
--------------------------------------------                                      ----------------         ----------------
ASSETS
Current assets:
     Cash and cash equivalents                                                              $   83                     $   86
     Accounts receivable:
          Trade                                                                                  1                          1
          Related parties                                                                       --                          4
     Prepaid expenses and other current assets                                                   2                         12
                                                                                   ---------------            ---------------
          Total current assets                                                                  86                        103
                                                                                   ---------------            ---------------

Property, plant and equipment                                                                   --                        138
Less accumulated depreciation and amortization                                                  --                        (92)
                                                                                   ---------------            ---------------
                                                                                                --                         46
Investment in affiliates:
  Equistar Chemicals, LP                                                                       900                      1,063
  LYONDELL-CITGO Refining Company Ltd.                                                         103                        104
  Lyondell Methanol Company, L.P.                                                               50                         --
Receivable from LYONDELL-CITGO Refining Company Ltd.                                           213                        196
Deferred charges and other assets                                                               45                         47
                                                                                   ---------------            ---------------

Total assets                                                                                $1,397                     $1,559
                                                                                   ===============            ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable:
          Trade                                                                             $   23                     $   87
          Related parties                                                                        1                         97
     Notes payable                                                                              50                        100
     Other accrued liabilities                                                                  51                         24
                                                                                   ---------------            ---------------
          Total current liabilities                                                            125                        308
                                                                                   ---------------            ---------------

Long-term debt                                                                                 345                        345
Other liabilities and deferred credits                                                          59                         73
Deferred income taxes                                                                          216                        209
Commitments and contingencies
Minority interest                                                                               --                          5
Stockholders' equity:
     Preferred stock, $.01 par value, 80,000,000 shares
       authorized, none outstanding
     Common stock, $1 par value, 250,000,000 shares
       authorized, 80,000,000 issued                                                            80                         80
     Additional paid-in capital                                                                158                        158
     Retained earnings                                                                         453                        407
     Treasury stock, at cost, 1,508,512 and 1,015,512 shares,
      respectively                                                                             (39)                       (26)
                                                                                   ---------------            ---------------
          Total stockholders' equity                                                           652                        619
                                                                                   ---------------            ---------------

Total liabilities and stockholders' equity                                                  $1,397                     $1,559
                                                                                   ===============            ===============

                See notes to consolidated financial statements.

                        LYONDELL PETROCHEMICAL COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    FOR THE THREE MONTHS ENDED
                                                                                             MARCH 31
                                                                        -----------------------------------------------
Millions of dollars                                                               1998                       1997
-------------------                                                     --------------------        -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                        $  65                      $  40
     Adjustments to reconcile net income to net
       cash used in operating activities,
       net of the effects of deconsolidation of affiliates:
          Depreciation and amortization                                                   --                         22
          Deferred income taxes                                                            8                          2
          Minority interest                                                               --                          4
          Decrease in accounts receivable                                                  3                         43
          Increase in inventories                                                         --                        (63)
          Decrease in accounts payable                                                  (167)                       (44)
          Net change in other working capital accounts                                    10                        (11)
          Other                                                                           11                         (6)
                                                                        --------------------        -------------------
               Net cash used in operating activities                                     (70)                       (13)
                                                                        --------------------        -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Distributions from affiliates in excess of earnings                                 175                         18
     Contributions and advances to affiliates                                            (16)                       (49)
     Additions to property, plant and equipment                                           --                        (15)
     Deconsolidation of affiliates                                                       (11)                       (12)
                                                                        --------------------        -------------------
               Net cash provided by (used in) investing activities                       148                        (58)
                                                                        --------------------        -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net change in short-term debt                                                       (50)                       165
     Repayments of long-term debt                                                         --                       (107)
     Repurchase of common stock                                                          (13)                        --
     Minority owner distributions                                                         --                         (3)
     Dividends paid                                                                      (18)                       (18)
                                                                        --------------------        -------------------
               Net cash provided by (used in) financing activities                       (81)                        37
                                                                        --------------------        -------------------

DECREASE IN CASH AND CASH EQUIVALENTS                                                     (3)                       (34)
Cash and cash equivalents at beginning of period                                          86                         68
                                                                        --------------------        -------------------
Cash and cash equivalents at end of period                                             $  83                      $  34
                                                                        ====================        ===================



                See notes to consolidated financial statements.

                         LYONDELL PETROCHEMICAL COMPANY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



1.  BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 1997 included in the Lyondell Petrochemical Company ("Company" or "Lyondell") 1997 Annual Report and the Annual Report on Form 10-K pursuant to
Section 13 or 15(d) of the Securities Exchange Act of 1934. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Certain amounts from prior periods have been reclassified to conform to the current period presentation.

In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components. SFAS No. 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company also adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements. SFAS No. 131 requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders and establishes standards for related disclosures about products and services, geographic areas, and major customers.


2.  COMPANY OPERATIONS

The Company operates in the petrochemicals, polymers, refining and methanol segments through its interests in Equistar Chemicals, LP ("Equistar"), LYONDELL-CITGO Refining Company Ltd. ("LCR"), and Lyondell Methanol Company, L.P. ("Lyondell Methanol"). Effective January 1, 1998 Lyondell began accounting for its investment in Lyondell Methanol using the equity method of accounting.

The Company's operations in the petrochemicals segment are conducted through its interest in Equistar. Equistar was formed on December 1, 1997 as a joint venture between the Company and Millennium Chemicals Inc. ("Millennium") and is operated as a Delaware limited partnership owned by subsidiaries of the Company and Millennium. Equistar's petrochemicals division consists of: olefins including ethylene, propylene and butadiene; aromatics including benzene and toluene; methyl tertiary butyl ether ("MTBE"); and specialty chemicals including refinery blending stocks ethyl alcohol and diethyl ether.

The Company's operations in the polymers segment are conducted through its interest in Equistar. Equistar's polymers division consists of: polyolefins including high-density polyethylene ("HDPE"), low-density polyethylene ("LDPE"), linear low-density polyethylene ("LLDPE"), polypropylene, and performance polymers products including color concentrates and compounds; wire and cable resins and compounds; adhesive resins; and fine powders.

The Company's operations in the refining segment are conducted through its interest in LCR, a Texas limited liability company owned by subsidiaries of the Company and CITGO Petroleum Corporation ("CITGO"). The refining segment consists of: refined petroleum products, including conventional and reformulated gasoline, low sulfur diesel, and jet fuel; aromatics produced at LCR's full-conversion Houston, Texas refinery ("Refinery"), including benzene, toluene, paraxylene and orthoxylene; lubricants, including industrial lubricants, motor oils, white oils and process oils; carbon black oil; sulfur; residual oil; petroleum coke fuel; olefins feedstocks; and crude oil resales.

The Company's operations in the methanol segment are conducted through its interest in Lyondell Methanol held by a subsidiary of the Company. In December 1996, the Company sold an undivided interest in its methanol facility to a subsidiary of MCN Investment Corporation ("MCNIC") and created Lyondell Methanol, a Texas limited partnership with MCNIC as the minority owner, to own and operate the methanol facility. The methanol segment consists of methanol and other petrochemical products produced by the methanol facility. In 1997 and prior years, the results of the methanol business were included in the petrochemicals segment.


3.  EQUITY INTEREST IN EQUISTAR CHEMICALS, LP

Equistar was formed on December 1, 1997 as a joint venture between the Company and Millennium and is operated as a limited partnership. Lyondell contributed substantially all of the assets comprising its petrochemicals and polymers business segments, as well as a $345 million note, in exchange for a 57 percent interest in Equistar, held through two wholly owned subsidiaries. Equistar also assumed $745 million of Lyondell's debt. Millennium contributed substantially all of the assets comprising its olefins, ethyl alcohol, polyethylene, polypropylene and performance polymers products businesses, which had been held in Millennium Petrochemicals, Inc. ("Millennium Petrochemicals"), a wholly owned subsidiary of Millennium. In exchange, Millennium received a 43 percent interest in Equistar, Equistar repaid $750 million of debt due to Millennium from its contributed business and Millennium retained $250 million of certain accounts receivable. Equistar owns and operates the petrochemicals and polymers businesses contributed by the two companies. Because certain management decisions are jointly controlled by Lyondell and Millennium, Lyondell accounts for its investment in Equistar under the equity method of accounting.

The unaudited pro forma financial information below presents the combined historical results of operations of the businesses contributed to Equistar by Lyondell and Millennium, adjusted for assumptions of a debt structure of $1.745 billion at 8 percent and other reclassifications for consistent presentation. The unaudited pro forma financial information does not reflect the results of operations had Equistar been formed on January 1, 1997. The unaudited pro forma information may not be indicative of results that will be obtained in the future.

Summarized financial information for Equistar is as follows (in millions of dollars).


BALANCE SHEETS                                                                   MARCH 31                 DECEMBER 31
                                                                                   1998                       1997
                                                                         --------------------       --------------------
Total current assets                                                                   $1,158                     $1,209
Property, plant and equipment, net                                                      2,105                      2,118
Goodwill, net                                                                           1,131                      1,139
Deferred charges and other assets                                                         158                        151
                                                                         --------------------       --------------------
Total assets                                                                           $4,552                     $4,617
                                                                         ====================       ====================

Current maturities of long-term debt                                                   $   32                     $   36
Other current liabilities                                                                 337                        317
Long-term debt                                                                          1,713                      1,512
Other liabilities and deferred credits                                                     42                         34
Partners' capital                                                                       2,773                      3,063
Note receivable from Lyondell                                                            (345)                      (345)
                                                                         --------------------       --------------------
Total liabilities and partners' capital                                                $4,552                     $4,617
                                                                         ====================       ====================

                                                                                FOR THE THREE MONTHS ENDED MARCH 31
                                                                         ----------------------------------------------
INCOME STATEMENTS                                                                                         PRO FORMA
                                                                                  1998                      1997
                                                                         --------------------      --------------------
Sales and other operating revenues                                                     $1,021                    $1,251
Cost of sales                                                                             798                     1,066
Selling, general and administrative expenses                                               70                        69
Unusual charges                                                                             6                        --
                                                                         --------------------       -------------------
Operating income                                                                          147                       116
Interest expense, net                                                                      26                        36
                                                                         --------------------       -------------------
Net income                                                                             $  121                    $   80
                                                                         ====================       ===================

SELECTED CASH FLOWS INFORMATION
Depreciation and amortization                                                          $   58                    $   57
Additions to property, plant and equipment                                                (21)                      (30)

Lyondell's equity income from investment in Equistar is presented on the consolidated income statement as Lyondell's $79 million share of Equistar's income before the unusual charge for the three months ended March 31, 1998. Lyondell's $3 million share of the Equistar unusual charge for the three months ended March 31, 1998 is included in the unusual charges line on the consolidated income statement (see Note 6).

On March 20, 1998, Lyondell and Millennium announced the signing of an agreement to expand Equistar with the addition of the ethylene, propylene and ethylene oxide and derivatives businesses of Occidental Chemical Corporation ("Oxy Chem"), a subsidiary of Occidental Petroleum Corporation ("Occidental"). The transaction is subject to, among other things, approval by Occidental's Board of Directors. Following the closing of the agreement, which is expected to occur on or before June 1, 1998, Lyondell will have a 41 percent interest in Equistar with Millennium and Oxy Chem each owning a 29.5 percent share.


4.   EQUITY INTEREST IN LYONDELL-CITGO REFINING COMPANY LTD.

In July 1993, LCR was formed to own and operate the Company's refining business. LCR completed a major upgrade project at the Refinery ("Upgrade Project") during the first quarter of 1997 which enables the facility to process substantial additional volumes of very heavy crude oil. As a result of the completion of the Upgrade Project, effective April 1, 1997, the participation interests changed from approximately 86 percent and 14 percent for Lyondell and CITGO, respectively, to reflect CITGO's equity contribution in the Upgrade Project.
The participation interests are currently 58.75 percent and 41.25 percent for Lyondell and CITGO, respectively. CITGO has a one-time option to increase its participation interest in LCR up to 50 percent by making an additional equity contribution. Net income before depreciation expense for the period is allocated to LCR's owners based on participation interests. Depreciation expense is allocated to the owners based on contributed assets.

Summarized financial information for LCR is as follows (in millions of dollars).

BALANCE SHEETS                                                                             MARCH 31                 DECEMBER 31
                                                                                             1998                      1997
                                                                                    --------------------      --------------------
Total current assets                                                                              $  239                    $  243
Property, plant and equipment, net                                                                 1,379                     1,391
Deferred charges and other assets                                                                     49                        47
                                                                                    --------------------      --------------------
Total assets                                                                                      $1,667                    $1,681
                                                                                    ====================      ====================

Total current liabilities                                                                         $  199                    $  293
Long-term debt                                                                                       686                       663
Other liabilities and deferred credits                                                                55                        52
Members' equity                                                                                      727                       673
                                                                                    --------------------      --------------------
Total liabilities and members' equity                                                             $1,667                    $1,681
                                                                                    ====================      ====================


INCOME STATEMENTS                                                                              FOR THE THREE MONTHS ENDED
                                                                                                        MARCH 31
                                                                                    ----------------------------------------------
                                                                                            1998                      1997
                                                                                    --------------------      --------------------
Sales and other operating revenues                                                                $  529                    $  698
Cost of sales                                                                                        445                       671
Selling, general and administrative expenses                                                          19                        16
                                                                                    --------------------       -------------------
Operating income                                                                                      65                        11
Interest expense, net                                                                                (11)                       (4)
                                                                                    --------------------       -------------------
Net income                                                                                        $   54                    $    7
                                                                                    ====================       ===================
SELECTED CASH FLOWS INFORMATION
Depreciation and amortization                                                                     $   25                    $   17
Net changes in working capital                                                                      (108)                      (84)
Additions to property, plant and equipment                                                           (17)                      (39)


5.  EQUITY INTEREST IN LYONDELL METHANOL COMPANY, L.P.

Lyondell Methanol was formed in December 1996 by Lyondell and MCNIC to own and operate the methanol facility at Equistar's Channelview, Texas facility. MCNIC has a 25 percent interest in Lyondell Methanol. Lyondell has a 75 percent interest in Lyondell Methanol and serves as managing partner. Equistar serves as operator of the methanol facility.

In accordance with the guidance in Emerging Issues Task Force Issue No. 96-16 ("EITF 96-16") issued in July 1997, Lyondell began accounting for its investment in Lyondell Methanol under the equity method of accounting effective January 1, 1998.

Lyondell Methanol's revenues for the three months ended March 31, 1998 and 1997 were $32 million and $41 million, respectively.


6.  UNUSUAL CHARGES

During the first quarter of 1998, the Company recognized $7 million of unusual charges related to the formation of Equistar, comprised primarily of costs associated with a reduction of the workforce and consolidation of certain operations. Certain costs were paid by Equistar and allocated to Lyondell and Millennium in accordance with ownership percentages. Lyondell's 57 percent of Equistar's unusual charges was $3 million. Lyondell also incurred $4 million in costs related to executive severance.

7.  STOCKHOLDERS' EQUITY

Dividends - The Company paid regular quarterly dividends of $.225 per share of common stock during the first quarter of 1998.

Basic and Diluted Earnings per Share - Basic and diluted earnings per share for all periods presented are computed based on the weighted average number of shares outstanding for the periods. The weighted average number of shares outstanding for the three months ended March 31, 1998 was 78,713,076 shares for basic earnings per share and 78,789,101 shares for diluted earnings per share. For the three months ended March 31, 1997, 80,000,000 shares were outstanding.

Treasury Stock - Treasury stock is acquired under a resolution the Board of Directors adopted in September 1997 authorizing the Company to purchase from time to time shares of the Company's common stock not to exceed $75 million in the aggregate. The Company purchased 1,508,512 shares through March 31, 1998 for approximately $39 million.

8.  COMMITMENTS AND CONTINGENCIES

At its inception, LCR entered into a long-term crude oil supply contract ("Crude Supply Contract") with Lagoven, S.A., known as PDVSA Petroleo y Gas, S.A. ("PDVSA Oil"), an affiliate of CITGO. LCR is required to purchase, and PDVSA Oil is required to sell, sufficient crude oil to satisfy LCR's coking capacity, or a minimum of 200,000 barrels per day and up to 230,000 barrels per day of very heavy Venezuelan crude oil. PDVSA Oil has the right, but not the obligation, to supply incremental amounts above 230,000 barrels per day. Depending on market conditions, breach or termination of LCR's Crude Supply Contract could adversely affect LCR, and therefore, the Company. Although the parties have negotiated alternative arrangements in the event of certain force majeure conditions, including governmental or other actions restricting or otherwise limiting PDVSA Oil's ability to perform its obligations, any such alternative arrangements may not be as beneficial as the Crude Supply Contract. There can be no assurance that alternative crude oils with similar margins would be available for purchase by LCR. Furthermore, the breach or termination of the Crude Supply Contract would require LCR to return to the practice of purchasing all of its crude oil feedstocks in the merchant market and would again subject LCR to significant volatility and price fluctuations. In late April 1998, LCR received notification from PDVSA Oil of an allocation of crude oil which is expected to result in LCR processing a lighter slate of crude oils both under the Crude Supply Contract as well as crude oils purchased on the spot market. In the opinion of LCR's management, the allocation is anticipated to be temporary and is not expected to have a material adverse effect on the financial statements or liquidity of LCR in 1998.

In connection with the transfer of assets and liabilities from Atlantic Richfield Company ("ARCO") to the Company, the Company agreed to assume certain liabilities arising out of the operation of the Company's integrated petrochemicals and refining business prior to July 1, 1988. In connection with the transfer of such liabilities, the Company and ARCO entered into an agreement ("Cross-Indemnity Agreement") whereby the Company agreed to defend and indemnify ARCO against certain uninsured claims and liabilities which ARCO may incur relating to the operation of the business of the Company prior to July 1, 1988, including certain liabilities which may arise out of pending and future lawsuits.

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

Lyondell and Millennium Petrochemicals have provided certain indemnifications with Equistar related to the petrochemicals and polymers business contributions by the companies. In addition, Equistar agreed with each of Lyondell and Millennium Petrochemicals to assume third party claims that are related to certain pre-closing contingent liabilities that are asserted prior to December 1, 2004 to the extent the aggregate thereof does not exceed $7 million, and other liabilities subject to certain terms of the Asset Contribution Agreements. During the three months ended March 31, 1998, approximately $1 million was expensed by Equistar under the $7 million indemnification with Lyondell.

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

During July 1994, the Company reported results of an independent investigation conducted by the Audit Committee of the Board of Directors regarding the compliance status of two process waste-water streams under the applicable Benzene National Emissions Standard for Hazardous Air Pollutants ("NESHAPS") regulations and certain issues raised by an employee. Noncompliance with the Benzene NESHAPS regulations and the related reporting requirements can result in civil penalties and, under certain circumstances, substantial civil and, potentially, criminal penalties. The Company received a notice of violation from the TNRCC regarding the two streams and paid a fine of $10,200. In addition, the Company incurred approximately $2 million in capital costs in connection with these wastewater streams to achieve ongoing compliance with the Benzene NESHAPS regulations. In April 1998, the Company received confirmation from the federal government that the Benzene NESHAPS investigation has been closed with no enforcement action being taken.

As of March 31, 1998 the Company has accrued $12 million related to future CERCLA, RCRA and TNRCC assessment and remediation costs, of which $2 million is included in current liabilities while the remaining amounts are expected to be incurred over the next two to seven years. In the opinion of management, there is currently no material range of loss in excess of the amount recorded. However, it is possible that new information about the sites for which the reserve has been established, new technology or future developments such as involvement in other CERCLA, RCRA, TNRCC or other comparable state law investigations, could require the Company to reassess its potential exposure related to environmental matters.

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

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



GENERAL

Lyondell Petrochemical Company ("Company" or "Lyondell") operates in the petrochemicals, polymers, refining and methanol segments through its interests in Equistar Chemicals, LP ("Equistar"), LYONDELL-CITGO Refining Company Ltd. ("LCR") and Lyondell Methanol Company, L.P. ("Lyondell Methanol"). In 1997 and prior years, the results of the methanol business were included in the petrochemicals segment.

Equistar was formed on December 1, 1997 as a joint venture between Lyondell and Millennium Chemicals Inc. ("Millennium") and is operated as a Delaware limited partnership owned by subsidiaries of the Company and Millennium. The Company has a 57 percent interest in Equistar with Millennium owning the remaining 43 percent. Equistar owns and operates the existing petrochemicals and polymers businesses contributed by the two companies. Lyondell accounts for its investment in Equistar using the equity method of accounting.

In December 1996, the Company sold an undivided interest in its methanol facility to MCN Investment Corporation ("MCNIC") and created Lyondell Methanol, a partnership with MCNIC as the minority owner, to own and operate the methanol facility. In accordance with the guidance in Emerging Issues Task Force Issue No. 96-16 ("EITF 96-16"), Lyondell accounts for its investment in Lyondell Methanol using the equity method of accounting effective January 1, 1998.

The Company's operations in the petrochemicals segment are conducted through its interest in Equistar. Equistar's petrochemicals division consists of: olefins including ethylene, propylene and butadiene; aromatics including benzene and toluene; methyl tertiary butyl ether ("MTBE"); and specialty chemicals including refinery blending stocks, ethyl alcohol and diethyl ether.

The Company's operations in the polymers segment are conducted through its interest in Equistar. Equistar's polymers division consists of: polyolefins including high-density polyethylene ("HDPE"), low-density polyethylene ("LDPE"), linear low-density polyethylene ("LLDPE"), polypropylene, and performance polymers products including color concentrates and compounds; wire and cable resins and compounds; adhesive resins; and fine powders.

The Company's operations in the refining segment are conducted through its interest in LCR, a Texas limited liability company owned by subsidiaries of the Company and CITGO Petroleum Corporation ("CITGO"). The refining segment consists of: refined petroleum products, including conventional and reformulated gasoline, low sulfur diesel, and jet fuel; aromatics produced at the full-conversion Houston, Texas refinery ("Refinery"), including benzene, toluene, paraxylene and orthoxylene; lubricants, including industrial lubricants, motor oils, white oils and process oils; carbon black oil; sulfur; residual oil; petroleum coke fuel; olefins feedstocks; and crude oil resales. LCR completed a major upgrade project at the Refinery ("Upgrade Project") during the first quarter of 1997 to enable the facility to process substantial additional volumes of very heavy crude oil. Lyondell accounts for its investment in LCR using the equity method of accounting.

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

The Company's operations in the methanol segment are conducted through its interest in Lyondell Methanol. The methanol segment consists of methanol and other petrochemical products produced by the methanol facility.

RESULTS OF OPERATIONS


OVERVIEW

Net income for first quarter of 1998 was $65 million or $.82 per share compared with $40 million or $.50 per share for the first quarter of 1997. Earnings for 1998 included unusual charges of approximately $4 million after-tax for costs related to the formation of Equistar. The earnings increase in 1998 versus 1997 was primarily due to increased earnings from LCR and lower feedstock costs for both petrochemicals and polymers. LCR contributed more in the first quarter of 1998 compared to the first quarter of 1997 because higher volumes of very heavy crude oil, which carry a favorable deemed margin under the Crude Supply Agreement, were processed in 1998.

Net income for fourth quarter of 1997 was $51 million or $.64 per share. Earnings for the fourth quarter of 1997 included unusual charges of approximately $25 million after tax for costs related to the formation of Equistar. Excluding the unusual charges, the earnings decrease in the first quarter of 1998 versus the fourth quarter of 1997 was primarily due to lower petrochemicals and polymers selling prices and lower throughput rates at LCR due to planned maintenance.

Financial information for 1997 includes three months of operations for Lyondell and Lyondell Methanol and three months of operations of LCR as an equity investment. Due to the formation of Equistar on December 1, 1997, the narrative discussion which follows compares Equistar's first quarter 1998 results to 1997 unaudited pro forma combined historical operating results for the petrochemicals and polymers businesses.


                             EQUISTAR CHEMICALS, LP

INCOME FROM EQUITY INVESTMENT IN EQUISTAR Lyondell's share of Equistar's earnings for the first quarter of 1998, before its 57 percent share of the unusual charge consisting of costs related to the formation of Equistar, was $79 million. Lyondell's income from equity investment in Equistar, which is before unusual charges, by segment was $74 million from Equistar's petrochemicals segment and $41 million from Equistar's polymers segment, net of a $36 million loss of unallocated expenses.

The unaudited pro forma financial information below presents the combined historical results of operations of the businesses contributed to Equistar by Lyondell and Millennium, adjusted for assumptions of a debt structure of $1.745 billion at 8 percent and other reclassifications for consistent presentation. The unaudited pro forma financial information does not reflect the results of operations had Equistar been formed on January 1, 1997. The unaudited pro forma information may not be indicative of results that will be obtained in the future.

Summarized financial information for Equistar is as follows (in millions).

INCOME STATEMENTS                                                                       FOR THE THREE MONTHS ENDED MARCH 31
                                                                                  -------------------------------------------
                                                                                                                 PRO FORMA
                                                                                           1998                     1997
                                                                                  ------------------       ------------------
Sales and other operating revenues                                                            $1,021                   $1,251
Cost of sales                                                                                    798                    1,066
Selling, general and administrative expenses                                                      70                       69
Unusual charges                                                                                    6                       --
                                                                                  ------------------       ------------------
Operating income                                                                                 147                      116
Interest expense, net                                                                            (26)                     (36)
Net income                                                                                    $  121                   $   80
                                                                                  ==================       ==================

SELECTED FINANCIAL INFORMATION                                                          FOR THE THREE MONTHS ENDED MARCH 31
                                                                                  -------------------------------------------
                                                                                                                 PRO FORMA
                                                                                           1998                     1997
                                                                                  ------------------       ------------------
SALES AND OTHER OPERATING REVENUES
Petrochemicals segment                                                                        $  787                   $  898
Polymers segment                                                                                 558                      606
Intersegment eliminations                                                                       (324)                    (253)
                                                                                  ------------------       ------------------
     Total                                                                                    $1,021                   $1,251
                                                                                  ==================       ==================
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Petrochemicals segment                                                                        $    2                   $    2
Polymers segment                                                                                  20                       22
Unallocated                                                                                       48                       45
                                                                                  ------------------       ------------------
     Total                                                                                    $   70                   $   69
                                                                                  ==================       ==================
OPERATING INCOME
Petrochemicals segment                                                                        $  129                   $  120
Polymers segment                                                                                  72                       41
Unallocated                                                                                      (54)                     (45)
                                                                                  ------------------       ------------------
     Total                                                                                    $  147                   $  116
                                                                                  ==================       ==================
EBITDA
Petrochemicals segment                                                                        $  153                   $  144
Polymers segment                                                                                  94                       63
Unallocated                                                                                      (42)                     (34)
                                                                                  ------------------       ------------------
     Total                                                                                    $  205                   $  173
                                                                                  ==================       ==================

The following table sets forth sales volumes for Equistar's major products, including production, purchases of products for resale, propylene production from the product flexibility unit, products received on exchange and draws from inventory.

                                                                                       FOR THE THREE MONTHS ENDED MARCH 31
                                                                                  ------------------------------------------
                                                                                                                PRO FORMA
                                                                                          1998                    1997
                                                                                  ------------------      ------------------
SELECTED PETROCHEMICAL PRODUCTS (MILLIONS)
     Ethylene, propylene and other olefins (pounds)                                            3,392                   3,204
     Aromatics (gallons)                                                                          47                      44
POLYMERS PRODUCTS (MILLIONS)
     Polyethylene and polypropylene (pounds)                                                   1,534                   1,505


PETROCHEMICALS SEGMENT

OPERATING INCOME Operating income for the first quarter of 1998 increased $9 million compared to the pro forma operating income for the first quarter of 1997. This increase was primarily due to lower feedstock costs, offset somewhat by lower selling prices for petrochemical products. Operating income for the first quarter of 1998 was $129 million compared to the pro forma fourth quarter of 1997 of $160 million. This decrease was primarily due to lower industry sales prices partially offset by lower feedstock costs.

Equistar's olefins feedstocks are primarily condensates and other petroleum liquids, which tend to follow the cost trends of crude oil, and natural gas liquids, which follow the trends of natural gas. Crude oil prices began dropping in 1997 and hit historic lows in early 1998 which resulted in lower feedstock costs for the petrochemicals business. Natural gas prices also dropped in early 1998. The sales prices for various olefins products are primarily driven by three factors. The first factor is the demand for ethylene, propylene and other by-products as a result of economic conditions in end-use markets. The second factor is the operating rate of the installed capacity to produce olefin products. The third factor driving sales prices is the underlying cost of the feedstock. Increased industry capacity added in the fourth quarter of 1997 and lower feedstock costs were the primary factors which drove 1998 prices for these products down below 1997 levels.

REVENUES Sales and other operating revenues, including intersegment sales, were $787 million in the first quarter of 1998 compared to $898 million in the pro forma first quarter of 1997, a decrease of $111 million. This decrease was primarily due to decreased olefins sales prices, which showed weakness from the first quarter of 1997 due to olefins capacity increases resulting in an imbalance of supply and demand for olefins.

COST OF SALES Cost of sales was $656 million in the first quarter of 1998 compared to $776 million in the first quarter of 1997 on a pro forma basis, a decrease of $120 million. The decrease in cost of sales is primarily caused by the general decrease in feedstock costs including crude oil and natural gas.

SELLING EXPENSES Selling expenses were $2 million in the first quarter of 1998 and the pro forma first quarter of 1997. Selling expenses for the petrochemicals segment consist primarily of terminal expenses related to storage and distribution of finished goods and rail freight costs of finished product.


POLYMERS SEGMENT

OPERATING INCOME Operating income for the first quarter of 1998 was $72 million compared to $41 million in the pro forma first quarter of 1997. The $31 million increase was primarily due to higher polymers sales margins due to decreased feedstock costs offset partially by decreases in polymers sales prices.
Industry sales price decreases reflecting the lower costs became effective at the beginning of the first quarter of 1998. Olefins feedstock costs declined throughout the first quarter of 1998.

Operating income for the first quarter of 1998 compared to the pro forma fourth quarter of 1997 increased $11 million. This increase was primarily due to higher polymers sales margins as a result of lower feedstock and other costs partially offset by decreases in polymers sales prices. In addition, sales volumes were higher due to higher production levels.

Equistar's polymers feedstocks are primarily ethylene and propylene. During the first quarter of 1998 the industry sales price of ethylene has decreased steadily which resulted in lower feedstock costs for the polymers business. The sales prices for various polymers products are primarily driven by three factors. The first factor is the demand for products as a result of economic conditions in end-use markets such as the auto industry, housing construction and consumer durable and non-durable goods. The second factor is the operating rate of the installed capacity to produce polymers products. Third, sales prices are driven by the underlying cost of the feedstock. The decline in feedstock costs was the primary factor which pulled first quarter 1998 sales prices for polymers products down from first quarter 1997 levels.

REVENUES Sales and other operating revenues were $558 million in the first quarter of 1998 compared to $606 million in the pro forma first quarter of 1997, a decrease of $48 million. This decrease was primarily due to decreased sales prices.

COST OF SALES Cost of sales was $466 million in the first quarter of 1998 compared to $543 million in the pro forma first quarter of 1997, a decrease of $77 million. The decrease in cost of sales is primarily caused by the decrease in feedstock costs.

SELLING EXPENSES Selling expenses for the first three months of 1998 were $20 million, a decrease of $2 million compared to the pro forma first three months of 1997. For the polymers business, selling expense includes the costs of marketing products, as well as research and development costs.

UNALLOCATED

GENERAL AND ADMINISTRATIVE EXPENSES General and Administrative expenses were $48 million in the first quarter of 1998 compared to $45 million in the first quarter of 1997 on a pro forma basis, an increase of $3 million. This increase is primarily due to increased environmental and pension expenses. General and administrative costs do not include Equistar's unusual charges for the periods presented.


                      LYONDELL-CITGO REFINING COMPANY LTD.

REFINING SEGMENT

The refining segment consists of the results of operations of LCR. Effective January 1, 1997, Lyondell began accounting for its investment in LCR under the equity method of accounting.

INCOME FROM EQUITY INVESTMENT IN LCR Lyondell's share of LCR's earnings for the first quarter of 1998 was $35 million as compared to $6 million for the first quarter of 1997. The increase is due to the completion of the Upgrade Project in the first quarter of 1997 which has resulted in higher volumes of very heavy crude oil processed in the coking mode under the Crude Supply Contract resulting in higher margins.

Summarized financial information for LCR is as follows (in millions).

                                                                                        FOR THE THREE MONTHS ENDED MARCH 31
                                                                                  -------------------------------------------
                                                                                           1998                     1997
                                                                                  ------------------       ------------------
Sales and other operating revenues                                                             $ 529                    $ 698
Cost of sales                                                                                    445                      671
Selling, general and administrative expenses                                                      19                       16
                                                                                  ------------------       ------------------
Operating income                                                                                  65                       11
Interest expense, net                                                                            (11)                      (4)
                                                                                  ------------------       ------------------
Net income                                                                                     $  54                    $   7
                                                                                  ==================       ==================

The following table sets forth sales volumes for LCR's major products, including production, purchases of products for resale, products received on exchange and draws from inventory.

                                                                                       FOR THE THREE MONTHS ENDED MARCH 31
                                                                                  ------------------------------------------
                                                                                          1998                    1997
                                                                                  ------------------      ------------------
REFINED PRODUCTS (THOUSAND BARRELS PER DAY)
    Gasoline                                                                                     124                     110
    Diesel and heating oil                                                                        63                      51
    Jet fuel                                                                                      19                      17
    Aromatics                                                                                     10                       9
    Other refined products                                                                        91                      80
                                                                                  ------------------      ------------------
        Total refined products volumes                                                           307                     267
                                                                                  ==================      ==================

GENERAL LCR has a Crude Supply Contract with PDVSA Oil under which LCR is required to purchase, and PDVSA Oil is required to sell, sufficient crude oil to satisfy LCR's coking capacity, or a minimum of 200,000 barrels per day and up to 230,000 barrels per day of very heavy Venezuelan crude oil. PDVSA Oil has the right, but not the obligation, to supply incremental amounts above 230,000 barrels per day. In addition, under terms of the Products Agreement, CITGO purchases substantially all of the refined products produced at the Refinery.

The Upgrade Project was completed in the first quarter of 1997, enabling LCR to begin to take full benefit of the Crude Supply Contract. Beginning in March 1997, increasing volumes of very heavy crude oil were processed. The following table sets forth processing rates at the Refinery for the periods indicated.


                                                                                        FOR THE THREE MONTHS ENDED MARCH 31
                                                                                   ------------------------------------------
                                                                                           1998                    1997
                                                                                   ------------------      ------------------
CRUDE PROCESSING RATES (THOUSAND BARRELS PER DAY)
        Crude Supply Contract - coked                                                             226                     141
        Other heavy crude oil - coked                                                               9                      29
        Other crude oil                                                                            18                      24
                                                                                   ------------------      ------------------
            Total                                                                                 253                     194
                                                                                   ==================      ==================

OPERATING INCOME LCR's operating income was $65 million in the first quarter of 1998 as compared to $11 million in the first quarter of 1997 due to the completion of the Upgrade Project in the first quarter of 1997 which has resulted in higher volumes of very heavy crude oil processed in the coking mode under the Crude Supply Contract resulting in higher margins. LCR's operating income was $82 million in the fourth quarter of 1997. The decrease in operating income in the first quarter of 1998 is primarily due to scheduled maintenance resulting in reduced processing rates.

REVENUES Sales and other operating revenues for LCR, including intersegment sales, were $529 million in the first quarter of 1998 compared to $698 million in the first quarter of 1997. The 1998 decrease of $169 million compared to 1997 primarily resulted from lower refined products prices and lower crude oil resale volumes. These decreases were partially offset by higher sales volumes as production levels after completion of the Upgrade Project increased. Refined products pricing dropped as a result of lower industry crude prices. Crude oil resales consist of revenues from the resale of previously purchased crude oil and from locational exchanges of crude oil that are settled on a cash basis. Crude oil exchanges and resales facilitate the operation of the refining segment by allowing the Company to optimize the crude oil feedstock mix in response to market conditions and refinery maintenance turnarounds and to reduce transportation costs.

COST OF SALES Cost of sales was $445 million in the first quarter of 1998 compared to $671 million in the first quarter of 1997 for LCR. The $226 million decrease in 1998 compared to 1997 was primarily due to lower costs of crude oil and other petroleum feedstocks. Crude oil feedstock costs are tied to sales prices under the Crude Supply Contract. As industry sales prices declined as a result of lower industry crude prices, feedstock costs for LCR decreased. In addition, crude oil resale costs were lower due to significantly lower volumes of crude oil resales as purchases under the Crude Supply Contract increased in 1997. These lower costs were offset partially by higher production costs, primarily depreciation expense.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses for LCR were $19 million in the first quarter of 1998 compared to $16 million in the first quarter of 1997. The increase in 1998 is primarily due to increased selling expense as a result of increased petroleum coke production.

INTEREST EXPENSE LCR's interest expense was $11 million in the first quarter of 1998 compared to $4 million in the first quarter of 1997. Interest expense on debt related to construction of the Upgrade Project was capitalized through its completion including the first two months of 1997.


                        LYONDELL METHANOL COMPANY, L.P.

METHANOL SEGMENT

INCOME FROM EQUITY INVESTMENT IN LYONDELL METHANOL Lyondell's share of Lyondell Methanol's earnings for the first quarter of 1998 was $6 million. Had the Company followed the equity method of accounting for its investment in Lyondell Methanol during 1997, the Company would have earned $9 million in income from equity investment in Lyondell Methanol for the three months ended March 31, 1997.

The decrease in Lyondell's share of Lyondell Methanol's earnings is due to decreases in sales prices of methanol primarily due to over supply from new global capacity, strong domestic production and heavy imports into the Gulf Coast, as well as weaker demand from the MTBE sector of the market and customer plant outages. The decrease in sales prices was offset somewhat by decrease in feedstock costs, principally natural gas prices.

Methanol is a component of products used by the housing and plastic packaging industry, as well as being a primary component of MTBE, a product used to blend low-emission reformulated gasoline. Methanol prices were high in 1997 due to a combination of strong demand by the end-use markets and supply constraints due to industry operating problems. The price of natural gas, the principal methanol feedstock, increased in the last half of 1997 as a result of the tight supply and demand balance in the fuels market, but began falling in December 1997 with prices strengthening again in March 1998.


UNALLOCATED

GENERAL AND ADMINISTRATIVE EXPENSES General and administrative expenses were $6 million in the first quarter of 1998 compared to $47 million in the first quarter 1997. The decrease in 1998 compared to 1997 is due to the contribution of the petrochemicals and polymers businesses to Equistar on December 1, 1997.

UNUSUAL CHARGES The unusual charge of $7 million in the first quarter of 1998 consists of costs related to the formation of Equistar comprised primarily of costs associated with a reduction of the workforce and consolidation of certain operations. Lyondell's $3 million share of Equistar's unusual charges in the first quarter of 1998 was allocated to Lyondell in accordance with its 57 percent ownership percentage. Lyondell also incurred $4 million in the first quarter of 1998 related to executive severance. Lyondell recorded a $40 million unusual charge in the fourth quarter of 1997 including its $24 million share of Equistar's unusual charges.

INTEREST EXPENSE Interest expense of $7 million in the first quarter of 1998 consisted of interest expense on the $345 million note payable to Equistar and short-term borrowings. The decrease in interest expense as compared to $21 million in the first quarter of 1997 is primarily due to the transfer of debt to Equistar as of December 1, 1997.

MINORITY INTEREST Minority interest was $4 million in the first quarter of 1997 representing the allocated share of Lyondell Methanol net income to MCNIC, the minority owner of Lyondell Methanol. Lyondell began accounting for its investment in Lyondell Methanol under the equity method of accounting effective January 1, 1998.

INCOME TAX  The effective income tax rate during the first quarter of 1998 was
37.7 percent compared to 36.2 percent in the first quarter of 1997. The effective income tax rate increased in the first quarter 1998 primarily due to the state tax impact of Equistar operating in more taxing jurisdictions than previously operated by Lyondell. State income tax was the primary difference between the effective tax rate and the 35 percent federal statutory rate during each of the periods.


FINANCIAL CONDITION


OPERATING ACTIVITIES Lyondell's cash used in operating activities totaled $70 million during the first three months of 1998 compared to $13 million in the first three months of 1997. The increase in cash used in operating activities is primarily attributable to the decrease in accounts payable as a result of the payment of accounts payable retained by Lyondell in the formation of Equistar on December 1, 1997.

INVESTING ACTIVITIES--CAPITAL EXPENDITURES The Company made no capital expenditures during the first quarter of 1998. Equistar capital expenditures totaled $21 million during the first quarter of 1998, of which $12 million is

Lyondell's share. LCR made capital expenditures of $17 million during the first quarter of 1998, of which $4 million related to environmental projects with the remainder for other maintenance and capital projects.

Lyondell's share of budgeted 1998 capital expenditures for Equistar, LCR and Lyondell Methanol totals $116 million, $38 million and $10 million, respectively. The Equistar 1998 capital budget of $204 million primarily includes spending for the 480 million pound HDPE resin expansion at the Matagorda Facility, the conversion to liquid feedstocks to produce ethylene at the La Porte Facility, a debottleneck at the Victoria Facility and other projects at the petrochemicals and polymers facilities. The LCR 1998 capital budget of $66 million includes spending for process control upgrades, fluid catalytic cracker upgrade and other projects at the Refinery. The Lyondell Methanol 1998 capital budget of $13 million includes capital spending for a major maintenance turnaround scheduled to be completed in the first quarter of 1999. Capital expenditures are expected to be funded primarily from the operating cash flow generated by the ventures.

INVESTING ACTIVITIES--CONTRIBUTIONS AND ADVANCES TO/DISTRIBUTIONS FROM AFFILIATES Distributions in excess of earnings in the first quarter of 1998 were $162 million by Equistar, $12 million by Lyondell Methanol and $1 million by LCR. Contributions and advances to LCR in the first quarter of 1998 include $16 million in loans to LCR for environmental and other maintenance and capital projects.

FINANCING ACTIVITIES Cash used in financing activities in 1997 consisted primarily of the repayment of $50 million of short-term notes payable.

The Board of Directors authorized a $75 million stock repurchase program in September 1997. The Company had purchased 1,508,012 shares of common stock through March 31, 1998, including 493,000 shares of common stock for approximately $13 million in the first quarter of 1998.

The Company paid regular quarterly dividends of $.225 per share of common stock in the first quarter of 1998.


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


CURRENT BUSINESS OUTLOOK

On March 20, 1998, Lyondell and Millennium announced the signing of an agreement to expand Equistar with the addition of the ethylene, propylene, ethylene oxide and derivatives businesses of Occidental Chemical Corporation ("Oxy Chem"), a subsidiary of Occidental Petroleum Corporation ("Occidental"). This is expected to increase total value creation from Equistar, through additional synergies created by leveraging costs over a larger asset base. It will also provide expanded diversification into products that use ethylene as a feedstock. The transaction is subject to, among other things, approval by Occidental's Board of Directors. Following the closing of the agreement, which is expected to occur on or before June 1, 1998, Lyondell's percentage ownership in Equistar will decrease to 41 percent from the current 57 percent ownership, with Millennium and Oxy Chem each owning a 29.5 percent share.

The formation of Equistar in December 1997, together with the addition of Oxy Chem, is expected to result in annual cost savings and profit improvement synergies of more than $275 million by the end of the year 2000. For 1998, the net positive impact of synergies, after one-time costs, is expected to be $50 million before the addition of Oxy Chem to the partnership. In the first quarter of 1998, Equistar achieved net synergies of $21 million. Of the $21 million, approximately $15 million was in manufacturing and purchasing related areas and $6 million was staffing and services related. Non-recurring transition costs related to Equistar's formation were $6 million in the first quarter of 1998.

In March 1998, Lyondell announced a goal to grow earnings per share by 10 percent per year on a five-year rolling average from a base of $2.63 per share, which was the average for the five-year period from 1993 to 1997.

During the remainder of 1998, management expects that olefins supply and demand fundamentals will be weakening as compared with conditions that prevailed in 1997. Additional industry capacity added in the fourth quarter of 1997 is expected to negatively impact pricing of olefins throughout 1998. However, planned industry turnarounds in the second quarter of 1998 may somewhat offset the increased supply and mitigate the pricing effect. The Asian financial crisis continues to have a short-term impact on exports in downstream markets, adversely impacting industry pricing and volumes.

Polymers prices continue to decrease and are currently at lower levels than experienced in 1997. However, because the price of olefins that serve as feedstock is decreasing, management expects that the full impact of the polymers price decreases will not be reflected in margins. Industry polypropylene capacity added in the second half of 1997 may continue to negatively impact prices and margins. As a result of all of these factors, polymers margins are expected to be reduced in 1998.

About 90 percent of LCR's crude oil purchases are made pursuant to the Crude Supply Contract which significantly reduces the crude oil volume which is sensitive to market conditions. In late April 1998, LCR received notification from PDVSA Oil of an allocation of crude oil which is expected to result in LCR processing a lighter slate of crude oils both under the Crude Supply Contract as well as crude oils purchased on the spot market. In the opinion of LCR's management, the allocation is anticipated to be temporary and is not expected to have a material adverse effect on the financial statements or liquidity of LCR in 1998. Additional maintenance turnarounds and anticipated poor aromatics business conditions are expected to lower operating results in the second quarter of 1998; however, better operating results are expected to return in the last half of 1998.

LCR's indebtedness is anticipated to be refinanced in 1998. In connection therewith, the Company anticipates that LCR would repay the construction loan from third parties and subordinated loans made to LCR by Lyondell and CITGO, including those made in connection with the Upgrade Project. Additional cash received in the refinancing will be distributed to Lyondell and CITGO. After using a portion of its proceeds to repay Lyondell's $345 million note payable to Equistar, Lyondell's net proceeds are expected to be in the $400 million to $550 million range.

Unscheduled outages in the downstream markets have negatively impacted demand for methanol in the first quarter of 1998. Methanol pricing dropped sharply in the second half of the first quarter of 1998 but have now stabilized, although at significantly lower levels than seen in 1997. New industry capacity expected to be added throughout 1998 is expected to continue price pressures through 1998. Somewhat offsetting the demand and pricing pressures, natural gas feedstock prices have dropped slightly from the stronger levels experienced in the last half of 1997. As a result of these trends, margins are expected to be reduced in 1998 significantly below the levels in 1997.

Profitability and cash flows for the petrochemicals, polymers, refining and methanol businesses are affected by industry supply and demand, feedstock cost volatility, capital expenditures required to meet more stringent environmental standards, repair and maintenance costs and downtime of production units due to maintenance turnarounds. Turnarounds on major units can have significant financial impacts due to the associated loss of production, resulting in lower profitability.

Management believes business conditions will be such that cash balances, cash distributions from Equistar, LCR and Lyondell Methanol and existing lines of credit will be adequate to meet future cash requirements for scheduled debt repayments and to sustain for the reasonably foreseeable future the regular quarterly dividend. The Equistar and LCR joint ventures are expected to provide increased cash flows and greater financial flexibility to the Company. Management expects cash flow to be in excess of the amounts needed to fund operations and debt repayments (including the $345 million note payable to Equistar), and to maintain an appropriate capital structure. Additionally, management intends to accelerate cash flow from its investment in LCR as a result of LCR replacing its current construction financing with longer-term financing and distributing excess funds to the owners of LCR. Management plans to maximize stockholder value by investing excess cash flow in attractive growth opportunities or returning excess cash flow to stockholders.


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

                                 PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

1. In April 1998 the Company received confirmation from federal government that the Benzene NESHAPS investigation has been closed with no enforcement action being taken.

     There have been no other material developments with respect to the Company's legal proceedings previously reported in the 1997 Annual Report on Form 10-K.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

           27      Financial Data Schedule.

      (b)  Reports on Form 8-K

           The following Current Reports on Form 8-K were filed during the quarter ended March 31, 1998 and through the date hereof.

                  Date of Report        Item No.      Financial Statements
                  --------------        --------      --------------------
                  March 13, 1998          4,5                None

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Lyondell Petrochemical Company


Dated:   May 13, 1998                     /s/  EDWARD W. RICH
                                          --------------------------------
                                          Edward W. Rich
                                          Vice President, Finance and Treasurer
                                             (Duly Authorized Officer and
                                             Principal Accounting Officer)