Form 10-Q
period 1998-06-30
LYONDELL CHEMICAL CO
filed 1998-08-14
CIK 842635

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q

[x]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998.

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

   FOR THE TRANSITION PERIOD FROM _________________ TO _________________

COMMISSION FILE NUMBER 1-10145

                           ________________________

                           LYONDELL CHEMICAL COMPANY
             (Exact name of registrant as specified in its charter)


                           ________________________

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

                           ________________________


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

  NUMBER OF SHARES OF COMMON STOCK, $1.00 PAR VALUE, OUTSTANDING AS OF JUNE 30, 1998: 77,432,949

                         PART I.  FINANCIAL INFORMATION

                           LYONDELL CHEMICAL COMPANY

             ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME


                                                               FOR THE THREE MONTHS                        FOR THE SIX MONTHS
                                                                   ENDED JUNE 30                              ENDED JUNE 30
                                                         ---------------------------------          -------------------------------
Millions of dollars except per share amounts                1998                 1997                  1998                 1997
--------------------------------------------             ------------         ------------          ------------        -----------
INCOME FROM EQUITY INVESTMENTS:
  Equistar Chemicals, LP (before unusual charges)        $         34         $        - -          $        113        $       - -
  LYONDELL-CITGO Refining Company Ltd.                             19                   21                    54                 27
  Lyondell Methanol Company, L.P.                                 - -                  - -                     6                - -
                                                         ------------         ------------          ------------        -----------
                                                                   53                   21                   173                 27
                                                         ------------         ------------          ------------        -----------
SALES AND OTHER OPERATING REVENUES:
  Unrelated parties                                               - -                  631                   - -              1,226
  Related parties                                                 - -                  158                   - -                318
                                                         ------------         ------------          ------------        -----------
                                                                  - -                  789                   - -              1,544
                                                         ------------        -------------          ------------        -----------
OPERATING COSTS AND EXPENSES:
  Cost of sales
    Unrelated parties                                             - -                  462                   - -                972
    Related parties                                               - -                  131                   - -                250
  Selling, general and administrative expenses                      5                   50                    11                 97
  Unusual charges (including $3 million and $6
    million from Equistar Chemicals, LP, respectively)              3                  - -                    10                - -
                                                         ------------         ------------          ------------        -----------
                                                                    8                  643                    21              1,319
                                                         ------------         ------------          ------------        -----------
  Operating income                                                 45                  167                   152                252

Interest expense                                                   (6)                 (20)                  (13)               (41)
Interest income                                                     3                    3                     7                  6
Other income, net                                                   5                  - -                     5                - -
Minority interest                                                 - -                   (4)                  - -                 (8)
                                                         ------------         ------------          ------------        -----------


  Income before income taxes                                       47                  146                   151                209

Provision for income taxes                                         18                   53                    57                 76
                                                         ------------         ------------          ------------        -----------

  NET INCOME                                             $         29         $         93          $         94        $       133
                                                         ============         ============          ============        ===========


  COMPREHENSIVE INCOME                                   $         29         $         93          $         94        $       133
                                                         ============         ============          ============        ===========

  BASIC AND DILUTED EARNINGS PER SHARE                   $        .38         $      $1.17          $      $1.20        $     $1.67
                                                         ============       ==============          ============        ===========



                See notes to consolidated financial statements.

                           LYONDELL CHEMICAL COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                                                           JUNE 30              DECEMBER 31
Millions of dollars except share amounts                                     1998                  1997
----------------------------------------                                  ----------             -----------
ASSETS
Current assets:
  Cash and cash equivalents                                               $       25             $        86
  Accounts receivable, net                                                         3                       5
  Prepaid expenses and other current assets                                       17                      12
                                                                          ----------             -----------
    Total current assets                                                          45                     103
                                                                          ----------             -----------
Property, plant and equipment                                                    - -                     138
Less accumulated depreciation and amortization                                   - -                     (92)
                                                                          ----------             -----------
                                                                                 - -                      46
Investment in affiliates:
  Equistar Chemicals, LP                                                         890                   1,063
  LYONDELL-CITGO Refining Company Ltd.                                           103                     104
  Lyondell Methanol Company, L.P.                                                 50                     - -
Receivable from LYONDELL-CITGO Refining Company Ltd.                             213                     196
Deferred charges and other assets                                                 46                      47
                                                                          ----------             -----------
Total assets                                                              $    1,347             $     1,559
                                                                          ==========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable:
    Trade                                                                 $        8             $        87
    Related parties                                                              - -                      97
  Notes payable                                                                   65                     100
  Other accrued liabilities                                                       22                      24
                                                                          ----------             -----------
    Total current liabilities                                                     95                     308
                                                                          ----------             -----------
Long-term debt                                                                   345                     345
Other liabilities and deferred credits                                            60                      73
Deferred income taxes                                                            219                     209
Commitments and contingencies
Minority interest                                                                - -                       5
Stockholders' equity:
  Preferred stock, $.01 par value, 80,000,000 shares
    authorized, none outstanding
  Common stock, $1 par value, 250,000,000 shares
    authorized, 80,000,000 issued                                                 80                      80
  Additional paid-in capital                                                     158                     158
  Retained earnings                                                              465                     407
  Treasury stock, at cost, 2,567,051 and 1,015,512 shares, respectively          (75)                    (26)
                                                                          ----------             -----------
    Total stockholders' equity                                                   628                     619
                                                                          ----------             -----------
Total liabilities and stockholders' equity                                $    1,347             $     1,559
                                                                          ==========             ===========


                See notes to consolidated financial statements.

                           LYONDELL CHEMICAL COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     FOR THE SIX MONTHS ENDED
                                                                                              JUNE 30
                                                                                  ------------------------------
Millions of dollars                                                                    1998            1997
-------------------                                                               ------------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                       $       94      $      133
  Adjustments to reconcile net income to net
    cash (used in) provided by operating activities,
    net of the effects of deconsolidation of affiliates:
      Depreciation and amortization                                                       - -              44
      Deferred income taxes                                                                12               8
      Minority interest                                                                   - -               8
      Decrease in accounts receivable                                                       2               5
      Increase in inventories                                                             - -             (10)
      Decrease in accounts payable                                                       (182)            (76)
      Net change in other working capital accounts                                         (8)            (10)
      Other                                                                               (18)             (7)
                                                                                   ----------      ----------
        Net cash (used in) provided by operating activities                              (100)             95
                                                                                   ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Distributions from affiliates in excess of earnings                                     185              24
  Contributions and advances to affiliates                                                (16)            (50)
  Additions to property, plant and equipment                                              - -             (28)
  Deconsolidation of affiliates                                                           (11)            (12)
                                                                                   ----------      ----------
        Net cash provided by (used in) investing activities                               158             (66)
                                                                                   ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in short-term debt                                                           (35)            100
  Repayments of long-term debt                                                            - -            (112)
  Repurchase of common stock                                                              (49)            - -
  Minority owner distributions                                                            - -              (7)
  Dividends paid                                                                          (35)            (36)
                                                                                   ----------      ----------
        Net cash used in financing activities                                            (119)            (55)
                                                                                   ----------      ----------

DECREASE IN CASH AND CASH EQUIVALENTS                                                     (61)            (26)
Cash and cash equivalents at beginning of period                                           86              68
                                                                                   ----------      ----------
Cash and cash equivalents at end of period                                         $       25      $       42
                                                                                   ==========      ==========


                See notes to consolidated financial statements.

                           LYONDELL CHEMICAL COMPANY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.  BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 1997 included in the Lyondell Chemical Company, formerly Lyondell Petrochemical Company, ("Company" or "Lyondell") 1997 Annual Report and the Annual Report on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Certain amounts from prior periods have been reclassified to conform to the current period presentation.


2.  COMPANY OPERATIONS

The Company operates in the petrochemicals, polymers, refining and methanol segments through its interests in Equistar Chemicals, LP ("Equistar"), LYONDELL-CITGO Refining Company Ltd. ("LCR"), and Lyondell Methanol Company, L.P. ("Lyondell Methanol"). Effective January 1, 1998, Lyondell began accounting for its investment in Lyondell Methanol using the equity method of accounting.

The Company's operations in the petrochemicals segment are conducted through its interest in Equistar. Equistar was formed on December 1, 1997 as a joint venture between the Company and Millennium Chemicals Inc. ("Millennium"). On May 15, 1998, the ethylene, propylene and ethylene oxide and derivatives businesses of Occidental Chemical Corporation ("OxyChem"), a subsidiary of Occidental Petroleum Corporation ("Occidental"), were contributed to Equistar (the "OxyChem Contributed Business"). Equistar is operated as a Delaware limited partnership owned by subsidiaries of the Company, Millennium and Occidental (the "Partners"). Equistar's petrochemicals division consists of: olefins including ethylene, propylene and butadiene; aromatics including benzene and toluene; oxygenated chemicals, including ethylene oxide and derivatives, methyl tertiary butyl ether ("MTBE"), ethyl alcohol and diethyl ether; and specialty chemicals including refinery blending stocks.

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

The Company's operations in the methanol segment are conducted through its interest in Lyondell Methanol; a Texas limited partnership held by subsidiaries of the Company and MCN Investment Corporation ("MCNIC"). The methanol segment consists of methanol and other petrochemical products produced by the methanol facility. In 1997 and prior years, the results of the methanol business were included in the petrochemicals segment.


3.  EQUITY INTEREST IN EQUISTAR CHEMICALS, LP

Lyondell has a 41 percent ownership interest in Equistar, with Millennium and Occidental each having a 29.5 percent ownership interest. Prior to the addition of Occidental as a partner on May 15, 1998, Lyondell had a 57 percent ownership interest in Equistar. Because the Partners jointly control certain management decisions, Lyondell accounts for its investment in Equistar under the equity method of accounting.

Summarized financial information for Equistar is as follows (in millions of dollars).

BALANCE SHEETS                                                                   June 30                  December 31
                                                                                   1998                       1997
                                                                             ----------------           ----------------
Total current assets                                                         $          1,448           $          1,209
Property, plant and equipment, net                                                      3,804                      2,118
Goodwill, net                                                                           1,123                      1,139
Deferred charges and other assets                                                         574                        151
                                                                             ----------------           ----------------
Total assets                                                                 $          6,949            $         4,617
                                                                             ================           ================

Current maturities of long-term debt                                         $             32            $            36
Other current liabilities                                                                 422                        317
Long-term debt                                                                          2,238                      1,512
Capital lease obligations                                                                 205                        - -
Other liabilities and deferred credits                                                     65                         34
Partners' capital                                                                       4,332                      3,063
Note receivable from Lyondell                                                            (345)                      (345)
                                                                             ----------------           ----------------
Total liabilities and partners' capital                                      $          6,949           $          4,617
                                                                             ================           ================


INCOME STATEMENTS                                                             FOR THE THREE               FOR THE SIX
                                                                               MONTHS ENDED               MONTHS ENDED
                                                                              June 30, 1998              JUNE 30, 1998
                                                                             ----------------           ----------------
Sales and other operating revenues                                           $          1,093           $          2,114
Cost of sales                                                                             941                      1,739
Selling, general and administrative expenses                                               69                        139
Unusual charges                                                                             7                         13
                                                                             ----------------           ----------------
Operating income                                                                           76                        223
Interest expense, net                                                                     (32)                       (58)
                                                                             ----------------           ----------------
Net income                                                                   $             44           $            165
                                                                             ================           ================
SELECTED CASH FLOW INFORMATION
Depreciation and amortization                                                $             71           $            128
Net changes in working capital and other                                                   51                         81
Additions to property, plant and equipment                                                (44)                       (65)


Lyondell's $34 million and $113 million share of Equistar's income before unusual charges for the three and six months ended June 30, 1998, respectively, is presented as Lyondell's equity income from investment in Equistar on the consolidated income statement. Lyondell's $3 million and $6 million share of Equistar's unusual charges for the three and six months ended June 30, 1998, respectively is included in the unusual charges line on the consolidated income statement (see Note 6).

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

Summarized financial information for LCR is as follows (in millions of dollars).



BALANCE SHEETS                                                                   June 30                 DECEMBER 31
                                                                                  1998                      1997
                                                                             ----------------          ----------------
Total current assets                                                                   $  200                    $  243
Property, plant and equipment, net                                                      1,375                     1,391
Deferred charges and other assets                                                          68                        47
                                                                             ----------------          ----------------
Total assets                                                                           $1,643                    $1,681
                                                                             ================          ================

Total current liabilities                                                              $  202                    $  293
Long-term debt                                                                            686                       663
Other liabilities and deferred credits                                                     57                        52
Members' equity                                                                           698                       673
                                                                             ----------------          ----------------
Total liabilities and members' equity                                                  $1,643                    $1,681
                                                                             ================          ================


INCOME STATEMENTS                                             FOR THE THREE MONTHS                         FOR THE SIX MONTHS
                                                                  ENDED JUNE 30                               ENDED JUNE 30
                                                    -------------------------------------       -----------------------------------
                                                            1998                 1997                   1998                 1997
                                                    ----------------     ----------------       ----------------     --------------
Sales and other operating revenues                             $ 527                $ 641                 $1,056         $    1,340
Cost of sales                                                    471                  593                    916              1,264
Selling, general and administrative expenses                      17                   16                     36                 33
                                                    ----------------     ----------------       ----------------     --------------
Operating income                                                  39                   32                    104                 43
Interest expense, net                                            (10)                 (11)                   (21)               (15)
                                                    ----------------     ----------------       ----------------     --------------
Net income                                                     $  29                $  21                 $   83         $       28
                                                    ================     ================       ================     ==============

SELECTED CASH FLOW INFORMATION
Depreciation and amortization                                  $  21                $  25                 $   46         $       42
Net changes in working capital and other                          17                   18                    (91)               (65)
Additions to property, plant and equipment                       (13)                 (12)                   (30)               (51)



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

Lyondell Methanol's revenues for the three months ended June 30, 1998 and 1997 were $25 million and $39 million, respectively. Lyondell Methanol's revenues for the six months ended June 30, 1998 and 1997 were $57 million and $80 million, respectively.

6.  UNUSUAL CHARGES

During the second quarter of 1998, the Company's pro rata share of Equistar's unusual charges was $3 million. The unusual charges related to the formation of Equistar, comprised primarily of costs associated with the consolidation of certain operations. These costs were paid by Equistar and allocated to the Partners in accordance with their ownership percentages. The Company's pro rata share of Equistar's unusual charges for the first six months of 1998 was $6 million.


7.  STOCKHOLDERS' EQUITY

DIVIDENDS The Company paid regular quarterly dividends of $.225 per share of common stock during the first and second quarters of 1998.

BASIC AND DILUTED EARNINGS PER SHARE Basic earnings per share for all periods presented are computed based on the weighted average number of shares outstanding for the periods. Diluted earnings per share includes the effect of outstanding stock options issued under the Executive Long-Term Incentive Plan and the Incentive Stock Option Plan.

                                                            FOR THE THREE MONTHS                      FOR THE SIX MONTHS
                                                                ENDED JUNE 30                            ENDED JUNE 30
                                                   ------------------------------------     ------------------------------------
                                                               1998                1997                 1998                1997
                                                   ----------------    ----------------     ----------------    ----------------
Basic                                                    77,650,049          80,000,000           78,178,626          80,000,000
Diluted                                                  77,815,129          80,000,000           78,343,706          80,000,000

TREASURY STOCK In the second quarter of 1998, the Company completed the stock buyback program authorized by a resolution adopted by the Board of Directors in September 1997. A total of 2,567,051 shares were purchased for $75 million, including 1,058,539 shares in the second quarter of 1998 for approximately $36 million.


8.  COMMITMENTS AND CONTINGENCIES

CRUDE SUPPLY CONTRACT At its inception, LCR entered into a long-term crude oil supply contract ("Crude Supply Contract") with Lagoven, S.A., now known as PDVSA Petroleo y Gas, S.A. ("PDVSA Oil"), an affiliate of CITGO. LCR is required to purchase, and PDVSA Oil is required to sell, sufficient crude oil to satisfy LCR's coking capacity, or a minimum of 200,000 barrels per day and up to 230,000 barrels per day of very heavy Venezuelan crude oil. PDVSA Oil has the right, but not the obligation, to supply incremental amounts above 230,000 barrels per day. Depending on market conditions, breach or termination of LCR's Crude Supply Contract could adversely affect LCR, and therefore, the Company.
Although the parties have negotiated alternative arrangements in the event of certain force majeure conditions, including governmental or other actions restricting or otherwise limiting PDVSA Oil's ability to perform its obligations, any such alternative arrangements may not be as beneficial as the Crude Supply Contract. There can be no assurance that alternative crude oils with similar margins would be available for purchase by LCR. Furthermore, the breach or termination of the Crude Supply Contract would require LCR to return to the practice of purchasing all of its crude oil feedstocks in the merchant market and would again subject LCR to significant volatility and price fluctuations. In late April 1998, LCR received notification from PDVSA Oil of an allocation of crude oil related to the announced OPEC production cuts. Beginning in August, LCR began receiving different allocations of crude oil from PDVSA Oil. In the opinion of LCR's management, the allocation is anticipated to be temporary, with a possible estimated decrease of net income in the range of $10 million to $20 million over the second half of 1998. On the basis of those estimates, Lyondell's after-tax pro rata share of the decrease in LCR's net income would be $4 million to $7 million over the last half of 1998.

CROSS INDEMNITY AGREEMENT In connection with the transfer of assets and liabilities from Atlantic Richfield Company ("ARCO") to the Company in 1983, the Company agreed to assume certain liabilities arising out of the operation of the Company's integrated petrochemicals and refining business prior to July 1, 1988. In connection with the transfer of such liabilities, the Company and ARCO entered into an agreement, updated in 1997 ("Revised Cross-Indemnity Agreement"), whereby the Company agreed to defend and indemnify ARCO against certain uninsured claims and liabilities which ARCO may incur relating to the operation of the business of the Company prior to July 1, 1988, including certain liabilities which may arise out of pending and future lawsuits. For current and future cases related to Company products and Company operations, ARCO and the Company bear a proportionate share of judgment and settlement costs according to a formula which allocates responsibility based on years of ownership during the relevant time period. The party with the most significant potential liability exposure is responsible for case management and associated costs while allowing the non-case managing party to protect its interests.
Under the Revised Cross-Indemnity Agreement, the Company will assume responsibility for its proportionate share of future costs for waste site matters not covered by ARCO insurance. Subject to the uncertainty inherent in all litigation, management believes the resolution of the matters pursuant to the Revised Cross-Indemnity Agreement will not have a material adverse effect upon the consolidated financial statements or liquidity of the Company.

INDEMNIFICATIONS WITH EQUISTAR Lyondell, Millennium, and Occidental have each agreed to provide certain indemnifications to Equistar in respect of the petrochemicals and polymers businesses contributed by the Partners. In addition, Equistar agreed with each of Lyondell, Millennium and Occidental to assume third party claims that are related to certain pre-closing contingent liabilities that are asserted prior to December 1, 2004 to the extent the aggregate thereof does not exceed $7 million and other liabilities, subject to certain terms of the respective Asset Contribution Agreements. During the three and six months ended June 30, 1998, less than $1 million and approximately $1 million, respectively, was expensed by Equistar under the $7 million indemnification basket with respect to the business contributed by Lyondell.

ENVIRONMENTAL The Company's policy is to be in compliance with all applicable environmental laws. The Company is subject to extensive environmental laws and regulations concerning emissions to the air, discharges to surface and subsurface waters and the generation, handling, storage, transportation, treatment and disposal of waste materials. Some of these laws and regulations are subject to varying and conflicting interpretations. In addition, the Company cannot accurately predict future developments, such as increasingly strict requirements of environmental laws, inspection and enforcement policies and compliance costs therefrom which might affect the handling, manufacture, use, emission or disposal of products, other materials or hazardous and non-hazardous waste.

Subject to the terms of the Revised Cross-Indemnity Agreement, the Company is currently contributing funds to the cleanup of one waste site (Brio, located near Houston, Texas) under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as amended and the Superfund Amendments and Reauthorization Act of 1986. The Company is also subject to certain assessment and remedial actions at the Refinery under the Resource Conservation and Recovery Act ("RCRA"). In addition, the Company has negotiated an order with the Texas Natural Resource Conservation Commission ("TNRCC") for assessment and remediation of groundwater and soil contamination at the Refinery.

As of June 30, 1998, the Company has accrued $10 million related to future CERCLA, RCRA and TNRCC assessment and remediation costs, of which $1 million is included in current liabilities while the remaining amounts are expected to be incurred over the next two to seven years. In the opinion of management, there is currently no material range of loss in excess of the amount recorded. However, it is possible that new information about the sites for which the reserve has been established, new technology or future developments such as involvement in other CERCLA, RCRA, TNRCC or other comparable state law investigations, could require the Company to reassess its potential exposure related to environmental matters.

GENERAL The Company is also subject to various lawsuits and proceedings. Subject to the uncertainty inherent in all litigation, management believes the resolution of these proceedings will not have a material adverse effect upon the consolidated financial statements or liquidity of the Company.

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


9.  SUBSEQUENT EVENTS


As of July 28, 1998, Lyondell completed its acquisition of all outstanding shares of ARCO Chemical Company ("ARCO Chemical"). ARCO Chemical is the world's largest producer of propylene oxide and is a leading worldwide producer and marketer of polyether polyols, propylene glycol, propylene glycol ethers, toluene diisocyanate, styrene monomer and methyl tertiary butyl ether.

In connection with the acquisition of ARCO Chemical, Lyondell executed a bank credit agreement providing for aggregate borrowings of up to $7 billion ("Credit Facility"). The Credit Facility includes four separate term loans in the amounts of (a) $2 billion to be amortized over five years, (b) $1.25 billion to be amortized over seven years, (c) $1.25 billion with principal maturing in one year and (d) $2 billion with principal maturing in two years, as well as a five-year revolving credit facility of up to $500 million. As part of the acquisition, Lyondell assumed approximately $870 million of ARCO Chemical debt. Borrowings under the Credit Facility of $6.5 billion were used for the purchase of approximately 97.4 million shares of ARCO Chemical, repayment of the $345 million note payable to Equistar, repayment of short-term borrowings of Lyondell and ARCO Chemical and repayment of other long-term borrowings of ARCO Chemical.

Under the terms of the Amended and Restated Limited Liability Company Regulations of LCR, CITGO was required to give notice to Lyondell of it's intention to exercise a one-time option to increase its participation interest in LCR up to 50 percent by making an additional equity contribution. Notice was not received by Lyondell within the required 60 day period prior to the expiration of the option on September 30, 1998.

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



GENERAL

Lyondell Chemical Company, formerly Lyondell Petrochemical Company ("Company" or "Lyondell"), operates in the petrochemicals, polymers, refining and methanol segments through its interests in Equistar Chemicals, LP ("Equistar"), LYONDELL-CITGO Refining Company Ltd. ("LCR") and Lyondell Methanol Company, L.P. ("Lyondell Methanol"). In 1997 and prior years, the results of the methanol business were included in the petrochemicals segment. Lyondell accounts for its investment in Equistar, LCR and Lyondell Methanol using the equity method of accounting.

The Company's operations in the petrochemicals segment are conducted through its interest in Equistar. Equistar was formed on December 1, 1997 as a joint venture between the Company and Millennium Chemicals Inc. ("Millennium"). On May 15, 1998, the ethylene, propylene and ethylene oxide and derivatives businesses of Occidental Chemical Corporation ("OxyChem"), a subsidiary of Occidental Petroleum Corporation ("Occidental") were contributed to Equistar (the "OxyChem Contributed Business"). Equistar is operated as a Delaware limited partnership owned by subsidiaries of the Company, Millennium and Occidental (the "Partners"). Equistar's petrochemicals division consists of: olefins including ethylene, propylene and butadiene; aromatics including benzene and toluene; oxygenated chemicals, including ethylene oxide and derivatives, methyl tertiary butyl ether ("MTBE"); ethyl alcohol and diethyl ether; and specialty chemicals including refinery blending stocks.

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

The Company's operations in the methanol segment are conducted through its interest in Lyondell Methanol a Texas limited partnership held by subsidiaries of the Company and MCN Investment Corporation ("MCNIC"). The methanol segment consists of methanol and other petrochemical products produced by the methanol facility.

RESULTS OF OPERATIONS


OVERVIEW

Net income for second quarter of 1998 was $29 million or $.38 per share compared with $93 million or $1.17 per share for the second quarter of 1997. Earnings for the second quarter of 1998 included unusual charges of approximately $2 million after-tax for costs related to the formation of Equistar. The earnings decrease in 1998 versus 1997 was primarily due to reduced earnings of the petrochemicals segment which was impacted by declining prices for ethylene and propylene as well as for other major by-products, which more than offset the decline in feedstock costs during the quarter.

Net income for the first six months of 1998 was $94 million or $1.20 per share compared to net income of $133 million or $1.67 per share for the first six months of 1997. The $39 million decrease was primarily due to lower margins for olefins and polymers as a result of declining prices. This decrease was partially offset by higher earnings from LCR as higher volumes of very heavy crude oil, which carry a favorable deemed margin under the Crude Supply Contract, were processed in 1998.

Net income was $36 million lower for the second quarter of 1998 compared to the first quarter of 1998. The decrease in net income was primarily due to lower margins for olefins caused by declining prices, which more than offset the decline in feedstock costs, and lower operating income for LCR for the quarter as a result of planned downtime for maintenance and unplanned downtime due to a fire in a coker unit.


                             EQUISTAR CHEMICALS, LP

INCOME FROM EQUITY INVESTMENT IN EQUISTAR Lyondell's share of Equistar's earnings for the second quarter of 1998, before its pro rata share of the unusual charge consisting of costs related to the formation of Equistar, was $34 million compared to $79 million for the first quarter of 1998. Lyondell's income from equity investment in Equistar, which is before unusual charges, by segments for the three and six months ended June 30, 1998 is as follows:

                                                                              FOR THE THREE               FOR THE SIX
                                                                               MONTHS ENDED               MONTHS ENDED
                                                                              June 30, 1998              JUNE 30, 1998
                                                                         --------------------       --------------------
Petrochemicals segment                                                                   $ 35                       $109
Polymers segment                                                                           31                         72
Unallocated                                                                               (32)                       (68)
                                                                         --------------------       --------------------
     Total                                                                               $ 34                       $113
                                                                         ====================       ====================

The unaudited pro forma financial information below presents the combined historical results of operations of the businesses contributed to Equistar by Lyondell and Millennium, adjusted for assumptions of a debt structure of $1.745 billion at 8 percent and other reclassifications for consistent presentation. The unaudited pro forma financial information does not include the results of operations of the OxyChem Contributed Business nor does it reflect the results of operations had Equistar been formed on January 1, 1997. The unaudited pro forma information may not be indicative of results that will be obtained in the future.

Summarized financial information for Equistar is as follows (in millions).


INCOME STATEMENTS                                        FOR THE THREE MONTHS                          FOR THE SIX MONTHS
                                                            ENDED JUNE 30                                  ENDED JUNE 30
                                                   -----------------------------------           ---------------------------------
                                                                         Pro forma                                    PRO FORMA
                                                       1998                 1997                   1998                  1997
                                                   ------------           ------------           ------------        -------------
Sales and other operating revenues                 $      1,093           $      1,219           $      2,114        $       2,470
Cost of sales                                               941                    920                  1,739                1,986
Selling, general and administrative expenses                 69                     70                    139                  139
Unusual charges                                               7                    - -                     13                  - -
                                                   ------------           ------------           ------------        -------------
Operating income                                             76                    229                    223                  345
Interest expense, net                                       (32)                   (36)                   (58)                 (72)
                                                   ------------           ------------           ------------        -------------
Net income                                         $         44           $        193           $        165        $         273
                                                   ============           ============           ============        =============


SELECTED FINANCIAL INFORMATION                           FOR THE THREE MONTHS                          FOR THE SIX MONTHS
                                                            ENDED JUNE 30                                  ENDED JUNE 30
                                                   -----------------------------------           ---------------------------------
                                                                         Pro forma                                    PRO FORMA
                                                       1998                 1997                   1998                  1997
                                                   ------------           ------------           ------------        -------------
SALES AND OTHER OPERATING REVENUES
Petrochemicals segment                             $        859           $        873           $      1,646          $     1,771
Polymers segment                                            554                    633                  1,112                1,239
Intersegment eliminations                                  (320)                  (287)                  (644)                (540)
                                                   ------------           ------------           ------------          -----------
     Total                                         $      1,093           $      1,219           $      2,114          $     2,470
                                                   ============           ============           ============          ===========
SELLING, GENERAL AND  ADMINISTRATIVE EXPENSES
Petrochemicals segment                             $          3           $          3           $          5          $         5
Polymers segment                                             18                     21                     38                   43
Unallocated                                                  48                     46                     96                   91
                                                   ------------           ------------           ------------          -----------
     Total                                         $         69           $         70           $        139          $       139
                                                   ============           ============           ============          ===========
OPERATING INCOME
Petrochemicals segment                             $         68           $        196           $        197          $       316
Polymers segment                                             63                     79                    135                  120
Unallocated                                                 (55)                   (46)                  (109)                 (91)
                                                   ------------           ------------           ------------          -----------
     Total                                         $         76           $        229           $        223          $       345
                                                   ============           ============           ============          ===========
EBITDA
Petrochemicals segment                             $        108           $        220           $        266          $       364
Polymers segment                                             80                    101                    169                  164
Unallocated                                                 (41)                   (35)                   (83)                 (69)
                                                   ------------           ------------           ------------          -----------
     Total                                         $        147           $        286           $        352          $       459
                                                   ============           ============           ============          ===========

The following table sets forth sales volumes for Equistar's major products, including production, purchases of products for resale, propylene production from the product flexibility unit, products received on exchange and draws from inventory.

                                                          FOR THE THREE MONTHS                        FOR THE SIX MONTHS
                                                             ENDED JUNE 30                              ENDED JUNE 30
                                                -------------------------------------      -------------------------------------
                                                                         Pro forma                                  PRO FORMA
                                                       1998                 1997                  1998                 1997
                                                ----------------     ----------------      ----------------     ----------------
SELECTED PETROCHEMICAL PRODUCTS (MILLIONS)
  Ethylene, propylene and other olefins (pounds)           3,977                3,378                 7,369                6,582
  Aromatics (gallons)                                         54                   45                   101                   89
POLYMERS PRODUCTS (MILLIONS)
  Polyethylene and polypropylene (pounds)                  1,652                1,516                 3,204                3,021

PETROCHEMICALS SEGMENT

OPERATING INCOME Operating income for the second quarter of 1998 decreased $128 million compared to the pro forma operating income for the second quarter of 1997 and decreased $119 million for the first six months of 1998 compared to the pro forma operating income for the first six months of 1997. These decreases were primarily due to declining prices for ethylene and propylene as well as for other major by-products, which more than offset the decline in feedstock costs during the quarter.

Equistar's olefins feedstocks are primarily condensates, other petroleum liquids and natural gas liquids which tend to follow the cost trends of crude oil and natural gas. Crude oil prices began dropping in 1997 and hit recent historic lows in the first half of 1998, which resulted in lower feedstock costs for the petrochemicals business. Natural gas prices also dropped in early 1998 before rising slightly in April and May and then dropping off in June. The sales prices for various olefins products are primarily driven by three factors. The first factor is the demand for ethylene, propylene and other by-products as a result of economic conditions in end-use markets. The second factor is the operating rate of the installed capacity to produce olefin products. The third factor driving sales prices is the underlying cost of the feedstock. Increased industry capacity added in the fourth quarter of 1997 and lower feedstock costs were the primary factors which drove 1998 prices for these products down below 1997 levels.

REVENUES Sales and other operating revenues, including intersegment sales, were $859 million in the second quarter of 1998 compared to $873 million in the pro forma second quarter of 1997, a decrease of $14 million. Sales and other operating revenues for the first half of 1998 decreased $125 million over the pro forma first half of 1997. This decrease was primarily due to declining prices for ethylene and propylene, partially offset by increased sales volumes due to the addition of the OxyChem Contributed Business.

COST OF SALES Cost of sales was $788 million in the second quarter of 1998 compared to $674 million in the second quarter of 1997 on a pro forma basis, an increase of $114 million. The increase in cost of sales is primarily due to increased production volumes due to the addition of the OxyChem Contributed Business. Cost of sales decreased $6 million when comparing the first six months of 1998 to the same pro forma period in 1997 due to declining feedstock costs offset by increased production volumes due to the addition of the OxyChem Contributed Business.

SELLING EXPENSES Selling expenses were $3 million in the second quarter of 1998 and the pro forma second quarter of 1997 and $5 million for the first six months of 1998 and the pro forma first six months of 1997. Selling expenses for the petrochemicals segment consist primarily of terminal expenses related to storage and distribution of finished goods and rail freight costs of finished product.


POLYMERS SEGMENT

OPERATING INCOME Operating income for the second quarter of 1998 was $63 million compared to $79 million in the pro forma second quarter of 1997. The $16 million decrease was primarily due to lower polymers sales prices which more than offset the decrease in the polymers feedstock costs. Industry sales price decreases reflecting the lower costs and excess industry supply became effective during the fourth quarter of 1997 and extended through the second quarter of 1998. Olefins feedstock costs declined throughout the first half of 1998.

Operating income for the first six months of 1998 compared to the pro forma first six months of 1997 increased $15 million. This increase was primarily due to higher polymers sales margins as a result of lower feedstock and other costs partially offset by decreases in polymers sales prices. In addition, sales volumes were higher due to higher production levels.

Operating income decreased $9 million from the first quarter of 1998 to the second quarter of 1998. This decrease was primarily due to lower polymers sales prices which more than offset the decrease in the polymers feedstock costs.

Equistar's polymers feedstocks are primarily ethylene and propylene. During the first and second quarters of 1998 the industry sales price of ethylene has decreased steadily which resulted in lower feedstock costs for the polymers business. The sales prices for various polymers products are primarily driven by three factors. The first factor is the demand for products as a result of economic conditions in end-use markets such as the auto industry, housing construction and consumer durable and non-durable goods. The second factor is the operating rate of the installed capacity to produce polymers products. Third, sales prices are driven by the underlying cost of the feedstocks. A high level of industry inventory and declining feedstock costs were the primary factors which pulled second quarter 1998 sales prices for polymers products down from second quarter 1997 levels.

REVENUES Sales and other operating revenues were $554 million in the second quarter of 1998 compared to $633 million in the pro forma second quarter of 1997, a decrease of $79 million. Sales and other operating revenues decreased $127 million for the first six months of 1998 compared to the pro forma first six months of 1997. The decreases in revenues were the result of decreases in industry sales prices.

COST OF SALES Cost of sales was $473 million in the second quarter of 1998 compared to $533 million in the pro forma second quarter of 1997, a decrease of $60 million. Cost of sales decreased $137 million for the first six months of 1998 compared to the first six months of 1997. The decrease in cost of sales is primarily caused by the decrease in feedstock costs. Cost of sales increased $7 million for the first quarter of 1998 to the second quarter of 1998. The decrease in cost of sales is primarily caused by the decrease in feedstock costs.

SELLING EXPENSES Selling expenses for the second quarter of 1998 were $18 million, a decrease of $3 million compared to the pro forma second quarter of 1997. Selling expenses for the first six months of 1998 were $38 million, a decrease of $5 million compared to the pro forma first six months of 1997. For the polymers business, selling expense includes the costs of marketing products, as well as research and development costs.

UNALLOCATED

GENERAL AND ADMINISTRATIVE EXPENSES General and administrative expenses were $48 million in the second quarter of 1998 compared to $46 million in the second quarter of 1997 on a pro forma basis, an increase of $2 million. General and administrative expenses were $96 million in the first six months of 1998 compared to $91 million in the first six months of 1997 on a pro forma basis, an increase of $5 million. These increases are primarily due to increased software amortization and pension expenses. General and administrative costs do not include Equistar's unusual charges for the periods presented.

UNUSUAL CHARGES Equistar's unusual charges for the three and six months ended June 30, 1998 were $7 million and $13 million, respectively. The unusual charges related to the formation of Equistar, comprised primarily of costs associated with the consolidation of certain operations. These costs were paid by Equistar and allocated to the Partners in accordance with their ownership percentages.

SYNERGIES The formation of Equistar in December 1997, together with the addition of the OxyChem Contributed Business as of May 15, 1998, is expected to result in substantial annual cost savings and profit improvement synergies by the end of the year 2000. For 1998, the net positive impact of synergies before transition costs, is expected to be $100 million. In the first six months of 1998, Equistar achieved net synergies before transition costs of $65 million. Of the $65 million, approximately $48 million was in manufacturing and purchasing related areas and $17 million was staffing and services related. Synergies included in the $65 million that were not reflected in Equistar's income statement totaled $7 million. Non-recurring transition costs related to Equistar's formation were $13 million in the first half of 1998.


                      LYONDELL-CITGO REFINING COMPANY LTD.

REFINING SEGMENT

The refining segment consists of the results of operations of LCR. Effective January 1, 1997, Lyondell began accounting for its investment in LCR under the equity method of accounting.

INCOME FROM EQUITY INVESTMENT IN LCR Lyondell's share of LCR's earnings for the second quarter of 1998 was $19 million as compared to $21 million for the second quarter of 1997. The decrease is primarily due to planned downtime for maintenance and unplanned downtime due to a fire in a coker unit which resulted in reduced processing rates. For the first six months of 1998, Lyondell's share of LCR's earnings were $54 million, an increase of $27 million over the first six months of 1997 due to the completion of the Upgrade Project in the first quarter of 1997. Lyondell's share of LCR's earnings decreased by $16 million during the second quarter of 1998 compared to the first quarter of 1998 as a result of downtime for planned maintenance and unplanned downtime as the result of a fire in a coker unit.

Summarized financial information for LCR is as follows (in millions).

                                                         FOR THE THREE MONTHS                            FOR THE SIX MONTHS
                                                             ENDED JUNE 30                                 ENDED JUNE 30
                                                  -----------------------------------           --------------------------------
                                                      1998                   1997                   1998                   1997
                                                  ------------           ------------           ------------           ---------
Sales and other operating revenues                $        527           $        641           $      1,056           $   1,340
Cost of sales                                              471                    593                    916               1,264
Selling, general and administrative expenses                17                     16                     36                  33
                                                  ------------           ------------           ------------           ---------
Operating income                                            39                     32                    104                  43
Interest expense, net                                      (10)                   (11)                   (21)                (15)
                                                  ------------           ------------           ------------           ---------
Net income                                        $         29           $         21           $         83           $      28
                                                  ============           ============           ============           =========

The following table sets forth sales volumes for LCR's major products, including production, purchases of products for resale, products received on exchange and draws from inventory.

                                                        FOR THE THREE MONTHS                          FOR THE SIX MONTHS
                                                            ENDED JUNE 30                               ENDED JUNE 30
                                              --------------------------------------      ---------------------------------------
                                                     1998                  1997                  1998                   1997
                                              ----------------      ----------------      ----------------      -----------------
REFINED PRODUCTS
     (THOUSAND BARRELS PER DAY)
    Gasoline                                               118                   105                   121                    107
    Diesel and heating oil                                  85                    79                    74                     65
    Jet fuel                                                12                    13                    15                     15
    Aromatics                                               10                    10                    10                     10
    Other refined products                                 107                    90                   100                     85
                                              ----------------      ----------------      ----------------      -----------------
        Total refined products volumes                     332                   297                   320                    282
                                              ================      ================      ================      =================

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

                                                        FOR THE THREE MONTHS                          FOR THE SIX MONTHS
                                                            ENDED JUNE 30                               ENDED JUNE 30
                                              --------------------------------------      ---------------------------------------
                                                     1998                  1997                  1998                   1997
                                              ----------------      ----------------      ----------------      -----------------
Crude Processing Rates
     (THOUSAND BARRELS PER DAY)
        Crude Supply Contract - coked                      223                   212                   228                    192
        Other crude oil                                     22                    17                    21                     20
                                              ----------------      ----------------      ----------------      -----------------
             Total                                         245                   229                   249                    212
                                              ================      ================      ================      =================

OPERATING INCOME LCR's operating income was $39 million in the second quarter of 1998 as compared to $32 million in the second quarter of 1997 due to the second quarter of 1997 being the first quarter of operations for the Refinery after the completion of the Upgrade Project in the first quarter of 1997. This resulted in normal operational start-up activities during which the Refinery was not operating at peak rates. LCR's operating income was $104 million in the first six months of 1998 compared to $43 million in the first six months of 1997 due to the completion of the Upgrade Project in the first quarter of 1997 which resulted in higher volumes of very heavy crude oil processed in the coking mode under the Crude Supply Contract resulting in higher margins. The decrease in operating income of $26 million in the second quarter of 1998 compared to the first quarter of 1998 is primarily due to planned downtime for maintenance and unplanned downtime due to a fire in a coker unit which resulted in reduced processing rates.

REVENUES Sales and other operating revenues for LCR, including intersegment sales, were $527 million in the second quarter of 1998 compared to $641 million in the second quarter of 1997. Sales and other operating revenues decreased $284 million for the first six months of 1998 compared to the first six months of 1997. The decreases primarily resulted from lower refined products prices, which dropped as a result of lower industry crude prices, and lower crude oil resale volumes. These decreases were partially offset by higher sales volumes as production levels after completion of the Upgrade Project increased. Crude oil resales consist of revenues from the resale of previously purchased crude oil and from locational exchanges of crude oil that are settled on a cash basis. Crude oil exchanges and resales facilitate the operation of the refining segment by allowing the Company to optimize the crude oil feedstock mix in response to market conditions and refinery maintenance turnarounds and to reduce transportation costs.

COST OF SALES Cost of sales was $471 million in the second quarter of 1998 compared to $593 million in the second quarter of 1997 for LCR. Cost of sales was $916 million for the first six months of 1998 compared to $1.3 billion for the first six months of 1997. The decreases in 1998 compared to 1997 were primarily due to lower costs of crude oil and other petroleum feedstocks. Crude oil feedstock costs are tied to sales prices under the Crude Supply Contract.
As industry sales prices declined as a result of lower industry crude prices, feedstock costs for LCR decreased. In addition, crude oil resale costs were lower due to significantly lower volumes of crude oil resales as purchases under the Crude Supply Contract increased in 1997. These lower costs were offset partially by higher production costs, primarily depreciation expense. In the second quarter of 1998, LCR extended the depreciable life of certain Upgrade Project fixed assets from 20 years to 24 years. This resulted in a reduction of depreciation expense of approximately $4 million for the second quarter of 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses for LCR were $17 million in the second quarter of 1998 compared to $16 million in the second quarter of 1997. Selling, general and administrative expenses increased $3 million from the first six months of 1997 to the first six months of 1998. The increases in 1998 are primarily due to increased selling expense as a result of increased petroleum coke production.

INTEREST EXPENSE LCR's interest expense was $10 million in the second quarter of 1998 compared to $11 million in the second quarter of 1997. Interest expense for the first six months of 1998 was $21 million compared to $15 million for the first six months of 1997. Interest expense on debt related to construction of the Upgrade Project was capitalized through its completion including the first two months of 1997.


                        LYONDELL METHANOL COMPANY, L.P.

METHANOL SEGMENT

INCOME FROM EQUITY INVESTMENT IN LYONDELL METHANOL Lyondell's share of Lyondell Methanol's earnings for the first six months of 1998 was $6 million. Lyondell recorded no equity income from Lyondell Methanol in the second quarter of 1998. Had the Company followed the equity method of accounting for its investment in Lyondell Methanol during 1997, the Company would have earned $11 million and $20 million in income from equity investment in Lyondell Methanol for the three and six months ended June 30, 1997, respectively.

Lyondell's equity income decreased $6 million in the second quarter of 1998 compared to the first quarter of 1998 and $14 million in the first half of 1998 compared to the same period in 1997. The decreases are due to significant declines in the sales prices of methanol which occurred in the first quarter of 1998 due to oversupply from new global capacity, strong domestic production and heavy imports into the Gulf Coast, as well as weaker demand from the MTBE sector of the market and customer plant outages.

Methanol is a component of products used by the housing and plastic packaging industry, as well as being a primary component of MTBE, a product used to blend low-emission reformulated gasoline. Methanol prices were high in 1997 due to a combination of strong demand by the end-use markets and supply constraints due to industry operating problems. The price of natural gas, the principal methanol feedstock, has remained fairly steady through June 1998.


                           LYONDELL CHEMICAL COMPANY

UNALLOCATED

GENERAL AND ADMINISTRATIVE EXPENSES General and administrative expenses were $5 million in the second quarter of 1998 and $11 million for the first six months of 1998. The decreases in 1998 compared to 1997 are due to the contribution of the petrochemicals and polymers businesses to Equistar on December 1, 1997.

UNUSUAL CHARGES Lyondell's share of Equistar's unusual charges of $3 million and $6 million for the three and six months ended June 30, 1998 consist of costs related to the formation of Equistar comprised primarily of costs associated with a reduction of the workforce and consolidation of certain operations. The Equistar unusual charges were allocated to Lyondell in accordance with its ownership percentage. Lyondell also incurred $4 million in the first quarter of 1998 related to executive severance.

INTEREST EXPENSE Interest expense of $6 million and $13 million in the second quarter and first half of 1998, respectively, consisted of interest expense on the $345 million note payable to Equistar and short-term borrowings. The decreases in interest expense from $20 million and $41 million in the second quarter and first half of 1997, respectively, are primarily due to the transfer of debt to Equistar as of December 1, 1997.

OTHER INCOME, NET Other income, net of $5 million in the second quarter of 1998 consists primarily of the reversal of accruals for certain pre-closing contingent liabilities expensed by Equistar under the terms of the Asset Contribution Agreements and an insurance dividend.

MINORITY INTEREST Minority interest was $4 million in the second quarter of 1997 and $8 million for the first six months of 1997 representing the allocated share of Lyondell Methanol net income to MCNIC, the minority owner of Lyondell Methanol. Lyondell began accounting for its investment in Lyondell Methanol under the equity method of accounting effective January 1, 1998.

INCOME TAX The effective income tax rates during the second quarter of 1998 and during the first six months of 1998 were 37.7 percent. The effective income tax rates for the same periods in 1997 were 36.5 percent and 36.4 percent, respectively. The effective income tax rate increased in 1998 primarily due to the state tax impact of Equistar operating in more taxing jurisdictions than previously operated by Lyondell. State income tax was the primary difference between the effective tax rate and the 35 percent federal statutory rate during each of the periods.


FINANCIAL CONDITION


OPERATING ACTIVITIES Lyondell's cash used in operating activities totaled $100 million during the first six months of 1998 compared to cash provided by operating activities of $95 million in the first six months of 1997. The increase in cash used in operating activities is primarily attributable to the decrease in accounts payable as a result of the payment of accounts payable retained by Lyondell in the formation of Equistar on December 1, 1997.

INVESTING ACTIVITIES - CAPITAL EXPENDITURES The Company made no capital expenditures during the second quarter of 1998. Equistar's capital expenditures totaled $65 million for the first six months of 1998, of which $33 million was Lyondell's share. With the addition of the OxyChem Contributed Business, the Equistar 1998 capital budget was increased from $204 million to $238 million.

LCR made capital expenditures of $30 million for the first six months of 1998 of which Lyondell funded $16 million. LCR's expenditures related to environmental projects were $6 million for the first six months of 1998 with the remainder for other maintenance and capital projects.

INVESTING ACTIVITIES - CONTRIBUTIONS AND ADVANCES TO/DISTRIBUTIONS FROM AFFILIATES Distributions in excess of earnings in the first six months of 1998 were $172 million by Equistar, $12 million by Lyondell Methanol and $1 million by LCR. Contributions and advances to affiliates in the first quarter of 1998 include $16 million in loans to LCR for environmental and other maintenance and capital projects.

FINANCING ACTIVITIES Cash used in financing activities in 1998 consisted primarily of the $49 million repurchase of common stock and the repayment of $35 million of short-term notes payable.

The Company completed the stock buyback program authorized in September 1997 by the Board of Directors in the second quarter of 1998. A total of 2,567,051 shares were purchased for $75 million including 1,058,539 shares in the second quarter for approximately $36 million.

The Company paid regular quarterly dividends of $.225 per share of common stock in the first and second quarters of 1998.

CREDIT FACILITY Lyondell has obtained through J.P. Morgan Securities Inc., as Arranger, and Morgan Guaranty Trust Co. of NY as Administrative Agent, DLJ Capital Funding, Inc., as Syndication Agent, and Bank of America National Trust and Savings Assn., Citibank, N.A., The Chase Manhattan Bank, and NationsBank, N.A., as Documentation Agents, financing in the amount of up to $7.0 billion ("Credit Facility") for the acquisition of ARCO Chemical Company ("ARCO Chemical"). As part of the acquisition, Lyondell assumed approximately $870 million of ARCO Chemical debt. Borrowings under the Credit Facility of $6.5 billion were used for the purchase of approximately 97.4 million shares of ARCO Chemical, repayment of the $345 million note payable to Equistar, repayment of short-term borrowings of Lyondell and ARCO Chemical and repayment of other long-term borrowings of ARCO Chemical and certain debt issuance costs.

TERM LOANS AND REVOLVING CREDIT FACILITY The Credit Facility consists of (i) a five-year revolving credit facility of up to $500 million to be used for general corporate purposes (the "Revolving Credit Facility") and (ii) four separate term loans in the amounts of (a) $2.0 billion ("Term Loan A") to be amortized over five years, (b) $1.25 billion ("Term Loan B") to be amortized over seven years, (c) $1.25 billion with principal maturing in one year ("Term Loan C") and (d) $2.0 billion with principal maturing in two years ("Term Loan D"), each to be used to fund the acquisition of ARCO Chemical (collectively, the "Term Loans"). All of the Term Loans were funded on July 28, 1998. No amounts have been funded to date under the Revolving Credit Facility. The Credit Facility is collateralized by cash flow streams of Lyondell's three joint ventures and Lyondell's stock in its subsidiary companies.

The Term Loans initially bear interest at the following rates:  (i) Term Loan A
- LIBOR plus 2.0 percent; (ii) Term Loan B - LIBOR plus 2.5 percent; (iii) Term Loan C - LIBOR plus 2.0 percent; and (iv) Term Loan D - LIBOR plus 2.0 percent.

PREPAYMENT Mandatory prepayments from certain sources of funds are required with respect to the Term Loans until such time as (i) Term Loan C and Term Loan D are repaid in full, including accrued interest and fees thereon, and (ii) Lyondell has achieved investment grade ratings of at least BBB- and Baa3 from Standard & Poor's Ratings Services and Moody's Investors Service, Inc., respectively. The sources of funds for mandatory prepayments include (i) cash proceeds received from or as a result of (a) certain equity or debt issuances,
(b) the recapitalization and reorganization of LCR, and (c) asset sales as defined in the Credit Facility, and (ii) 50% of annual Excess Cash Flow (as defined in the Credit Facility) less the aggregate principal amount prepaid under the Term Loans.

COVENANTS Under the covenant provisions of the Credit Facility, Lyondell has agreed to, among other things, (i) maintain certain specified financial ratios and consolidated net worth (as defined in the Credit Facility), (ii) refrain from making certain distributions with respect to Lyondell's capital stock,
(iii) refrain from making certain investments (as defined in the Credit Facility), (iv) refrain from allowing its subsidiaries to incur certain types and amounts of debt, and (v) use its best efforts to maintain certain ownership interests in the Borrower Joint Ventures and to ensure that the Borrower Joint Ventures maintain certain capital expenditure and debt levels and cash distribution policies.

EVENTS OF DEFAULT An event of default will occur under the Credit Facility in various circumstances as described in the Credit Facility including a Change in Control (as defined in the Credit Facility) of Lyondell.

SUBSIDIARY GUARANTEES ARCO Chemical (as successor by merger to the liabilities of Lyondell Acquisition Corporation) and ARCO Chemie Nederland, Ltd., a subsidiary of ARCO Chemical, have jointly and severally guaranteed the obligations of Lyondell under the Credit Facility, as evidenced by a Security Agreement.

YEAR 2000


Lyondell, Equistar and LCR utilize many business information systems as well as manufacturing support systems that could be impacted by the "Year 2000 problem". Lyondell and Equistar have replaced many of their business and information computer systems (including systems operated by Equistar for Lyondell Methanol). Equistar is in the process of replacing the business information systems for the operations contributed by Millennium and Occidental. LCR is also in the process of replacing many of its business information systems. The new systems, based on enterprise software from SAP America, Inc., will replace older business systems and allow employees at different locations to share financial and operating information more efficiently. The first major use of the software commenced May 1, 1997 for the majority of the operations contributed to Equistar by Lyondell. Remaining phases are targeted for completion late in 1998 and into the first half of 1999. The new systems and software are Year 2000 compatible, thus handling the majority of the Company's Year 2000 business system requirements.

The Company has created a Year 2000 Executive Sponsor Team with representatives of Lyondell, the former ARCO Chemical, Equistar and LCR. The Year 2000 Executive Sponsor Team is providing oversight to the individual Year 2000 Steering Committees within each organization. Each Steering Committee is in the process of completing an assessment of the state of readiness of the company and its joint ventures, including significant third party vendor and supplier systems (including employee compensation and benefit and plant maintenance related systems) as well as the manufacturing systems (including laboratory information systems and field instrumentation). The Steering Committees also are beginning to assess the readiness of significant customers. The assessment and remediation phases should be completed in 1998 and the first quarter of 1999 with the majority of testing and final implementation to take place in 1999. An estimate of the cost of Year 2000 readiness has not yet been completed. As part of overall readiness, the Company is in the process of developing contingency plans in the event of Year 2000 non-compliance of certain systems or third parties. The former ARCO Chemical organization is conforming its Year 2000 readiness plan to the broader overall plan of the Lyondell enterprises. Management believes that all significant systems will be Year 2000 ready in the last half of 1999.

Management does not believe that Year 2000 issues will have a material adverse effect on the operations, liquidity or financial condition of the Company, including ARCO Chemical, and its joint ventures.


ARCO CHEMICAL ACQUISTION

As of July 28, 1998, Lyondell completed its acquisition of all outstanding shares of ARCO Chemical, the world's largest producer of propylene oxide ("PO") and a leading worldwide producer and marketer of polyether polyols, propylene glycol, propylene glycol ethers, toluene diisocyanate ("TDI"), styrene monomer ("SM") and MTBE.

The acquisition of ARCO Chemical gives Lyondell a global market position in propylene oxide and other intermediate and specialty chemicals, driven by advantaged technology positions. It also provides vertical integration with propylene, ethylene and benzene produced by Equistar and broadens the product mix. In addition, the acquisition provides growth opportunities, particularly because of ARCO Chemical's strong positions in Europe and the Asia Pacific region.

Lyondell expects the acquisition of ARCO Chemical to result in annual cost savings and profit improvement synergies of more than $100 million. This is in addition to the $150 million cost reduction program previously announced by ARCO Chemical. Under Internal Revenue Code Section 338 (g) and (h)(10), Lyondell and Atlantic Richfield Company agreed to elect to step-up the domestic tax bases of ARCO Chemical's net assets to the purchase price, which should result in significant increased tax cash benefits from depreciation and amortization over what would have resulted had the election not been made.

Subsequent to the acquisition, on August 7, 1998, Lyondell announced the delay of construction of a previously announced propylene oxide plant (known as PO-11). The previous plan was to build the plant in Rotterdam, The Netherlands, for start-up in late 2000. Lyondell currently anticipates that the additional capacity will start up in late 2002 or early 2003. The optimal location for the plant will be reevaluated. Lyondell is also reevaluating the location of a proposed butanediol plant slated for start-up in late 2001, also previously proposed for the Rotterdam location.


CURRENT BUSINESS OUTLOOK


BUSINESS OUTLOOK Lyondell's operating results will include the acquired business of ARCO Chemical beginning August 1, 1998. Management expects margins and demand for PO and derivatives in the U.S. and Europe to remain relatively stable for the remainder of 1998, with the exception of certain nonrecurring volumes in the first half of 1998 related to competitors' plant turnarounds. However, continued economic difficulties in the Asian market could eventually have a further negative impact on demand in the rest of the world because of general weaknesses in the world economies and thereby place downward pressure on margins, which if material, could have an adverse effect on the business and operations of the acquired business as well as Equistar. Projected softness in petrochemical prices should benefit the acquired operations, which use propylene, ethylene and butanes as major feedstocks. However, competitive pressures may limit the ability to maintain prices and improve margins.
Urethane products, including polyols and TDI, are subject to some seasonality due to vacation shutdowns in the third quarter, particularly in Europe.
However, second half sales should benefit from settlement of the General Motors strike, which occurred in the summer months of 1998. Sales of aircraft deicers should benefit from a seasonal upturn, subject to the length and severity of the winter season. Margins for co-products, including SM and MTBE, are expected to remain weak. SM margins are affected by industry overcapacity and weak demand in Asia, while MTBE margins reflect the weakness in gasoline prices.

During the remainder of 1998, management expects that olefins supply and demand fundamentals will continue to be weak as compared with conditions that prevailed in 1997. Olefins prices have declined as capacity additions in late 1997 and slower demand growth have weakened the supply/demand balance for ethylene and many of its coproducts. Lower feedstock costs resulting from lower energy prices have reduced the impact of this price decline on margins and are continuing to do so in the third quarter. While the rate of olefins price decline appears to be slowing, pricing for the rest of 1998 and 1999 is not expected to improve materially unless industry downtime is higher than now expected and/or ethylene demand growth improves. Although near term capacity additions should be less significant than those in late 1997, the timing and extent of recovery in olefins margins will be determined by how rapidly worldwide demand growth improves.

Polymers prices continue to decrease and are currently at lower levels than experienced in 1997. Because the prices of olefins that serve as feedstocks have also decreased, the impact of the polymers price decreases have not yet been fully reflected in margins. To the extent that polymers prices continue to decline after olefins pricing levels out, polymers margins would be expected to decline over the remainder of 1998.

About 90 percent of LCR's crude oil purchases are made pursuant to the Crude Supply Contract which significantly reduces the amount of the total crude oil volume that is sensitive to market conditions. In late April 1998, LCR received notification from PDVSA Oil of an allocation of crude oil related to the announced OPEC crude oil production cuts. Beginning in August, LCR began receiving different allocations of crude oil from PDVSA Oil. In the opinion of LCR's management, the allocation is anticipated to be temporary, with a possible estimated decrease of net income in the range of $10 million to $20 million over the second half of 1998. On the basis of those estimates, Lyondell's after-tax pro rata share of the decrease in LCR's net income would be $4 million to $7 million over the last half of 1998. LCR's results in the first half of 1998 were reduced by planned and unplanned downtime of several processing units in the refinery. There is little or no scheduled downtime for refinery units in the second half of this year, and as a result, earnings from LCR are expected to be significantly higher than in the first half, despite the impact of the Venezuelan crude oil allocation.

Methanol margins in 1998 are expected to be significantly below the levels in 1997. Industry capacity additions should continue to impact pricing and unscheduled outages in downstream markets have impacted demand.

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

FINANCING ACTIVITIES Lyondell plans to execute equity offerings for gross proceeds of at least $1.25 billion within the next twelve months. Additional equity and debt offerings of up to $2 billion are also anticipated.

LCR's indebtedness is also anticipated to be refinanced. In connection therewith, the Company anticipates that LCR would repay the construction loan from third parties and subordinated loans made to LCR by Lyondell and CITGO, including those made in connection with the Upgrade Project. Additional cash received in the refinancing will be distributed to Lyondell and CITGO. Lyondell currently anticipates that its net proceeds will be in the $400 million to $550 million range.

Management believes business conditions will be such that cash balances, cash distributions from the acquired business, Equistar, LCR and Lyondell Methanol and existing lines of credit will be adequate to meet future cash requirements for scheduled debt repayments and to sustain for the reasonably foreseeable future the regular quarterly dividend. Management expects cash flow to be sufficient to fund operations and debt repayments, and to maintain an appropriate capital structure.


FORWARD-LOOKING STATEMENTS


Certain of the statements contained in this report, including those regarding the Current Business Outlook, are "forward-looking statements" within the meaning of the federal securities laws. Although Lyondell believes the expectations reflected in such forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties, and Lyondell can give no assurance that such expectations will prove to have been correct. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the cyclical nature of the chemical and refining industries, uncertainties associated with the United States and worldwide economies, current and potential United States governmental regulatory actions, substantial chemical capacity additions resulting in oversupply and declining prices and margins, raw material costs or supply arrangements, the Company's ability to implement cost reductions, and operating interruptions (including leaks, explosions, fires, mechanical failure, unscheduled downtime, transportation interruptions, and spills and releases and other environmental risks). Many of such factors are beyond Lyondell's or its joint ventures' ability to control or predict. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or prior earnings levels.

All subsequent written and oral forward-looking statements attributable to the Company and persons acting on its behalf are qualified in their entirety by the cautionary statements contained in this section and elsewhere in this report.

                                 PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

1. 1. On or about June 29, 1998, Mary E. McMullin, a purported shareholder of ARCO Chemical, filed a complaint (the "Complaint") in the Court of Chancery in the State of Delaware against each of the members of the Board of Directors of ARCO Chemical (the "Individual Defendants"), ARCO Chemical and Atlantic Richfield Company ("ARCO") and the Company. The Complaint purportedly is brought on behalf of a class of all common stockholders of ARCO Chemical other than the defendants and their affiliates. The Complaint alleges that ARCO and the Individual Defendants breached fiduciary duties owed to ARCO Chemical's public shareholders in connection with approval of the Agreement and Plan of Merger to which the Company and its wholly owned subsidiaries and ARCO Chemical are a party, and that Lyondell knowingly aided and abetted such alleged breaches of fiduciary duty. The Complaint seeks unspecified damages.

2. There have been no other material developments with respect to the Company's legal proceedings previously reported in the 1997 Annual Report on Form 10-K as updated by the Quarterly Report on Form 10-Q for the period ending
    June 30, 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     4.9 Lyondell Petrochemical Company $7,000,000,000 Credit Agreement dated as of July 23, 1998

     27  Financial Data Schedule

     (b)  Reports on Form 8-K

           The following Current Reports on Form 8-K were filed during the quarter ended June 30, 1998 and through the date hereof.

                Date of Report            Item No.       Financial Statements
                --------------            -------        --------------------
                May 15, 1998                5,7                  None
                June 18, 1998               2,7                  None
                July 23, 1998               2,7                  Yes

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Lyondell Chemical Company


Dated:   August 13, 1998                       /s/  VAN BILLET
                                       ----------------------------------------
                                                    Van Billet
                                           Vice President and Controller
                                           (Duly Authorized Officer and
                                            Principal Accounting Officer)