Form 10-Q
period 1998-09-30
LYONDELL CHEMICAL CO
filed 1998-11-05
CIK 842635

    -----------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   ---------

                                   FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998.

                                      OR

[_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM...........TO.............

                         Commission file number 1-10145

                                   ---------


                           LYONDELL CHEMICAL COMPANY
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

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO __

     Number of shares of Common Stock, $1.00 par value, outstanding as of
                        September 30, 1998: 76,932,949
    -----------------------------------------------------------------------

                        PART I.  FINANCIAL INFORMATION

                           LYONDELL CHEMICAL COMPANY

            ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                   CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                                    FOR THE THREE MONTHS   FOR THE NINE MONTHS
                                                     ENDED SEPTEMBER 30     ENDED SEPTEMBER 30
                                                    --------------------   --------------------
Millions of dollars except per share amounts          1998       1997        1998       1997
                                                    ---------   --------   --------  ----------

SALES AND OTHER OPERATING REVENUES:
  Unrelated parties                                  $  566      $ 648      $ 566      $1,874
  Related parties                                        --        151         --         469
                                                     ------     ------      -----      ------
                                                        566        799        566       2,343
                                                     ------     ------      -----      ------
INCOME FROM EQUITY INVESTMENTS:
  Equistar Chemicals, LP (before unusual
   charges)                                              26         --        139          --
  LYONDELL-CITGO Refining Company Ltd.                   35         29         89          56
  Lyondell Methanol Company, L.P.                        --         --          6          --
                                                     ------     ------      -----      ------
                                                         61         29        234          56
                                                     ------     ------      -----      ------
OPERATING COSTS AND EXPENSES:
  Cost of sales:
    Unrelated parties                                   408        475        408       1,447
    Related parties                                      --        120         --         370
  Selling, general and administrative                    45         51         56         148
  Research and development                               10         --         10          --
  Amortization of goodwill and other
   intangible assets                                     16         --         16          --
  Unusual charges                                        61         --         71          --
                                                     ------     ------      -----      ------
                                                        540        646        561       1,965
                                                     ------     ------      -----      ------
  Operating income                                       87        182        239         434

Interest expense                                       (119)       (19)      (132)        (60)
Interest income                                           7          4         14          10
Other income (expense), net                               1         (5)         6         (13)
                                                     ------     ------      -----      ------

  Income (loss) before income taxes                     (24)       162        127         371

Provision for income taxes                               (9)        60         48         136
                                                     ------     ------      -----     -------
  NET INCOME (LOSS)                                  $  (15)     $ 102      $  79         235
                                                     ======     ======      =====     =======

  BASIC AND DILUTED EARNINGS (LOSS) PER SHARE        $(0.20)     $1.27      $1.00      $ 2.94
                                                     ======     ======      =====     =======

                See notes to consolidated financial statements.

                           LYONDELL CHEMICAL COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                                                         SEPTEMBER 30            DECEMBER 31
Millions of dollars except share amounts                                     1998                   1997
                                                                         ------------            -----------

ASSETS
Current assets:
  Cash and cash equivalents                                                 $  217                 $   86
  Accounts receivable, net                                                     601                      5
  Inventories                                                                  510                     --
  Prepaid expenses and other current assets                                     99                     12
                                                                            ------                 ------
    Total current assets                                                     1,427                    103
                                                                            ------                 ------

Property, plant and equipment                                                4,777                    138
Less accumulated depreciation and amortization                                 (39)                   (92)
                                                                            ------                 ------
                                                                             4,738                     46
                                                                            ------                 ------
Investment in affiliates:
  Equistar Chemicals, LP                                                       671                  1,063
  LYONDELL-CITGO Refining Company Ltd.                                          95                    104
  Lyondell Methanol Company, L.P.                                               50                     --
Receivable from LYONDELL-CITGO Refining Company Ltd.                           231                    196
Other investments and long-term receivables                                     57                     --
Goodwill, net                                                                1,268                     --
Deferred charges and other assets                                            1,010                     47
                                                                            ------                 ------

Total assets                                                                $9,547                 $1,559
                                                                            ======                 ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                             $   --                 $  100
  Current maturities of long-term debt                                       1,554                     --
  Accounts payable:
     Trade                                                                     261                     87
     Related parties                                                            --                     97
  Other accrued liabilities                                                    546                     24
                                                                            ------                 ------
    Total current liabilities                                                2,361                    308
                                                                            ------                 ------

Long-term debt                                                               5,591                    345
Other liabilities and deferred credits                                         286                     73
Deferred income taxes                                                          491                    209
Commitments and contingencies
Minority interest                                                              211                      5
Stockholders' equity:
  Preferred stock, $.01 par value, 80,000,000 shares
    authorized, none outstanding                                                --                     --
  Common stock, $1 par value, 250,000,000 shares
    authorized, 80,000,000 issued                                               80                     80
  Additional paid-in capital                                                   158                    158
  Retained earnings                                                            432                    407
  Accumulated comprehensive income                                              22                     --
  Treasury stock, at cost, 3,067,051 and 1,015,512 shares,
   respectively                                                                (85)                   (26)
                                                                            ------                 ------
    Total stockholders' equity                                                 607                    619
                                                                            ------                 ------

Total liabilities and stockholders' equity                                  $9,547                 $1,559
                                                                            ======                 ======

                See notes to consolidated financial statements.

                           LYONDELL CHEMICAL COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         FOR THE NINE MONTHS ENDED
                                                                               SEPTEMBER 30
                                                                       ------------------------------
Millions of dollars                                                       1998                1997
                                                                       -----------         ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                           $    79                  $ 235
  Adjustments to reconcile net income to net cash provided by operating activities, net of the effects of purchase
     accounting and deconsolidation of affiliates:
      Depreciation and amortization                                         65                     66
      Unusual charges                                                       57                     --
      Deferred income taxes                                                 26                     12
      (Increase) decrease in accounts receivable                            (5)                     9
      Increase in inventories                                              (34)                   (62)
      Decrease in accounts payable                                        (196)                   (16)
      Net change in other working capital accounts                          16                     26
      Other                                                                122                      8
                                                                       -------                  -----
        Net cash provided by operating activities                          130                    278
                                                                       -------                  -----

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of ARCO Chemical Company, net of cash acquired               (5,923)                    --
  Capital expenditures                                                     (28)                   (39)
  Distributions from affiliates in excess of earnings                      404                     18
  Contributions and advances to affiliates                                 (35)                   (54)
  Deconsolidation of affiliates                                            (11)                   (12)
                                                                       -------                  -----
        Net cash used in investing activities                           (5,593)                   (87)
                                                                       -------                  -----

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of long-term debt                           6,337                     --
  Repayment of notes payable                                              (100)                    --
  Repayment of long-term debt                                             (530)                  (112)
  Repurchase of common stock                                               (59)                   (14)
  Dividends paid                                                           (53)                   (54)
  Minority owner distributions                                              --                    (12)
                                                                       -------                  -----
        Net cash provided by (used in) financing activities              5,595                   (192)
                                                                       -------                  -----

Effect of exchange rate changes on cash                                     (1)                    --

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           131                     (1)
Cash and cash equivalents at beginning of period                            86                     68
                                                                       -------                  -----
Cash and cash equivalents at end of period                             $   217                  $  67
                                                                       =======                  =====

                See notes to consolidated financial statements.

                           LYONDELL CHEMICAL COMPANY

            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                              THREE MONTHS ENDED                    NINE  MONTHS ENDED
                                                                 SEPTEMBER 30                          SEPTEMBER 30
                                                     ----------------------------------    ---------------------------------
                                                             1998               1997              1998               1997
                                                     ----------------     -------------    ----------------    -------------
MILLIONS OF DOLLARS
-------------------------------------------

Net income (loss)                                         $ (15)            $ 102               $  79            $ 235
Other comprehensive income:
Foreign currency translation, net of tax                     22                --                  22               --
                                                          -----             -----               -----            -----

Comprehensive income                                      $   7             $ 102               $ 101            $ 235
                                                          =====             =====               =====            =====

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

The accompanying consolidated statements of income for the three months and nine months ended September 30, 1998 include two months of operating results of ARCO Chemical Company ("ARCO Chemical" or "Acquired Business"), acquired by the Company as of July 28, 1998 (see Note 3), and the Company's income from equity investments in Equistar Chemicals L.P. ("Equistar"), LYONDELL-CITGO Refining Company Ltd. ("LCR") and Lyondell Methanol Company ("Lyondell Methanol"). The accompanying consolidated statements of income for the three months and nine months ended September 30, 1997 include the operating results of the Company's petrochemicals and polymers segments, which were contributed to Equistar on December 1, 1997, the operating results of the Company's methanol business, and the Company's income from equity investment in LCR.

2.   COMPANY OPERATIONS

During the third quarter 1998, Lyondell acquired ARCO Chemical, the world's largest producer of propylene oxide ("PO") and a leading worldwide producer and marketer of polyether polyols, propylene glycol, propylene glycol ethers, toluene diisocyanate ("TDI"), styrene monomer ("SM") and methyl tertiary butyl ether ("MTBE"). The Acquired Business will be treated as a separate business segment, the intermediate chemicals and derivatives segment.

The Company's operations in the petrochemicals and polymers segments are conducted through its interest in Equistar. Equistar was formed on December 1, 1997 as a joint venture between the Company and Millennium Chemicals Inc. ("Millennium"). On May 15, 1998, the ethylene, propylene and ethylene oxide and derivatives businesses of Occidental Chemical Corporation ("OxyChem"), a subsidiary of Occidental Petroleum Corporation ("Occidental"), were contributed to Equistar (the "OxyChem Contributed Business"). Equistar is operated as a Delaware limited partnership owned by subsidiaries of the Company, Millennium and Occidental (the "Partners").

Equistar's petrochemicals division consists of: olefins, including ethylene, propylene and butadiene; aromatics, including benzene and toluene; oxygenated chemicals, including ethylene oxide and derivatives, and MTBE; ethyl alcohol and diethyl ether; and specialty chemicals, including refinery blending stocks.

Equistar's polymers division consists of: polyolefins, including high-density polyethylene ("HDPE"), low-density polyethylene ("LDPE"), linear low-density polyethylene ("LLDPE"), and polypropylene; and performance polymers products, including color concentrates and compounds; wire and cable resins and compounds; adhesive resins; and fine powders.

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

The Company's operations in the methanol segment are conducted through its interest in Lyondell Methanol, a Texas limited partnership held by subsidiaries of the Company and MCN Investment Corporation ("MCNIC"). The methanol segment consists of methanol and other petrochemical products produced by the methanol facility. Effective January 1, 1998, Lyondell began accounting for its investment in Lyondell Methanol using the equity method of accounting. Prior to 1998, the results of the methanol business were included in the petrochemicals segment.


3.   PURCHASE OF ARCO CHEMICAL COMPANY

As of July 28, 1998, the Company completed its acquisition of ARCO Chemical. The transaction was financed through the $7.0 billion Credit Facility (defined in Note 9). The acquisition was accounted for as a purchase and, accordingly, ARCO Chemical's results of operations are included in the Company's consolidated statement of income prospectively from August 1, 1998. The acquisition cost of approximately $5.9 billion has been allocated to the assets acquired and liabilities assumed based on the estimated fair value of such assets and liabilities at the date of acquisition. Goodwill of approximately $1.3 billion has been recorded and will be amortized on a straight-line basis over 40 years, the estimated useful life. The preliminary fair value of the assets acquired and liabilities assumed is reflected in the September 30, 1998 consolidated balance sheet. The final allocation of the purchase price will be determined within a reasonable time after the acquisition date and will be based on a complete evaluation of the assets acquired and the liabilities assumed.

The unaudited pro forma combined historical results of the Company and ARCO Chemical, as if ARCO Chemical had been acquired and the Credit Facility obtained as of the beginning of 1998 and 1997, respectively, are estimated as follows:


                                                                       FOR THE NINE MONTHS
                                                                       ENDED SEPTEMBER 30
                                                            -------------------------------------
                                                                  1998                   1997
                                                            --------------       ----------------

Sales and other operating revenues                              $2,672                 $2,989
Income from equity investments                                     234                    380
Unusual charges                                                     51                    175
Operating income                                                   500                    434
Net income (loss)                                                   40                    (25)

Basic and diluted earnings (loss) per share                      $0.51                 $(0.32)

The unaudited pro forma data presented above are not necessarily indicative of the results of operations of the Company that would have occurred had such transactions actually been consummated as of the beginning of 1998 and 1997, respectively, nor are they necessarily indicative of future results of operations.


4.  EQUITY INTEREST IN EQUISTAR CHEMICALS, LP

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

Summarized financial information for Equistar is as follows (in millions of dollars).

BALANCE SHEETS                                                    SEPTEMBER 30           DECEMBER 31
                                                                      1998                  1997
                                                              -----------------     -----------------
Total current assets                                                $1,389                $1,209
Property, plant and equipment, net                                   3,795                 2,118
Goodwill, net                                                        1,115                 1,139
Deferred charges and other assets                                      592                   151
                                                                    ------                ------
Total assets                                                        $6,891                $4,617
                                                                    ======                ======

Current maturities of long-term debt                                $   --                $   36
Other current liabilities                                              448                   317
Long-term debt                                                       2,238                 1,512
Capital lease obligations                                              205                    --
Other liabilities and deferred credits                                  73                    34
Partners' capital                                                    3,927                 3,063
Note receivable from Lyondell                                           --                  (345)
                                                                    ------                ------
Total liabilities and partners' capital                             $6,891                $4,617
                                                                    ======                ======

INCOME STATEMENTS                                               FOR THE THREE          FOR THE NINE
                                                                 MONTHS ENDED          MONTHS ENDED
                                                                SEPTEMBER 30,         SEPTEMBER 30,
                                                                     1998                  1998
                                                               --------------         -------------
Sales and other operating revenues                                $1,149                $3,263
Cost of sales                                                      1,002                 2,741
Selling, general and administrative expenses                          68                   207
Unusual charges                                                       10                    23
                                                                   ------                ------
Operating income                                                      69                   292
Interest expense, net                                                (40)                  (98)
                                                                   ------                ------
Net income                                                        $   29                $  194
                                                                   ======                ======


SELECTED CASH FLOW INFORMATION
Depreciation and amortization                                       $ 72                  $201
Cash flow from operations                                            118                   493
Additions to property, plant and equipment                            46                   111

Lyondell's $26 million and $139 million share of Equistar's income before unusual charges for the three and nine months ended September 30, 1998, respectively, is presented as Lyondell's equity income from investment in Equistar on the consolidated income statement. Lyondell's $4 million and $10 million share of Equistar's unusual charges for the three and nine months ended September 30, 1998, respectively, is included in the unusual charges line on the consolidated income statement (see Note 7).


5.   EQUITY INTEREST IN LYONDELL-CITGO REFINING COMPANY LTD.

In July 1993, LCR was formed to own and operate the Company's refining business. LCR completed a major upgrade project at the Refinery ("Upgrade Project") during the first quarter of 1997, which enables the facility to process substantial additional volumes of very heavy crude oil. As a result of the completion of the Upgrade Project, effective April 1, 1997, the participation interests changed from approximately 86 percent and 14 percent for Lyondell and CITGO, respectively, to reflect CITGO's equity contribution in the Upgrade Project.
The participation interests are currently 58.75 percent and 41.25 percent for Lyondell and CITGO, respectively. Net income before depreciation expense for the period is allocated to LCR's owners based on participation interests. Depreciation expense is allocated to the owners based on contributed assets.

Summarized financial information for LCR is as follows (in millions of dollars).

BALANCE SHEETS                                                   SEPTEMBER 30          DECEMBER 31
                                                                     1998                  1997
                                                                 ------------          -----------
Total current assets                                               $  231                $  243
Property, plant and equipment, net                                  1,371                 1,391
Deferred charges and other assets                                      71                    47
                                                                   ------                ------
Total assets                                                       $1,673                $1,681
                                                                   ======                ======

Total current liabilities                                          $  195                $  293
Long-term debt                                                        717                   663
Other liabilities and deferred credits                                 58                    52
Members' equity                                                       703                   673
                                                                   ------                ------
Total liabilities and members' equity                              $1,673                $1,681
                                                                   ======                ======

INCOME STATEMENTS                                       FOR THE THREE MONTHS                  FOR THE NINE MONTHS
                                                         ENDED SEPTEMBER 30                   ENDED SEPTEMBER 30
                                                     -------------------------             -------------------------
                                                       1998              1997               1998               1997
                                                     --------           ------             -------           -------
Sales and other operating revenues                   $ 499              $ 634              $1,555             $1,974
Cost of sales                                          413                561               1,329              1,825
Selling, general and administrative expenses            21                 17                  57                 50
                                                     -----              -----              ------             ------
Operating income                                        65                 56                 169                 99
Interest expense, net                                  (11)               (12)                (33)               (26)
State income taxes                                     - -                - -                   1                - -
                                                     -----              -----              ------             ------
Net income                                           $  54              $  44              $  137             $   73
                                                     =====              =====              ======             ======

SELECTED CASH FLOW INFORMATION
Depreciation and amortization                        $  26              $  24              $   72             $   66
Cash flow from operations                               39                 63                  77                 70
Additions to property, plant and equipment              13                 13                  43                 64


6.  EQUITY INTEREST IN LYONDELL METHANOL COMPANY, L.P.

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

Lyondell Methanol's revenues for the three months ended September 30, 1998 and 1997 were $24 million and $43 million, respectively. Lyondell Methanol's revenues for the nine months ended September 30, 1998 and 1997 were $81 million and $123 million, respectively.


7.  UNUSUAL CHARGES

During the third quarter of 1998, the Company expensed $57 million of costs assigned to in-process research and development in connection with its acquisition of ARCO Chemical as well as the Company's pro rata share of Equistar's unusual charges of $4 million. The Company's pro rata share of Equistar's unusual charges for the first nine months of 1998 was $10 million. The unusual charges, related to the formation of Equistar, consisted primarily of costs associated with the consolidation of certain operations. These costs were paid by Equistar and allocated to the Partners in accordance with their ownership percentages.


8.   INVENTORIES

Inventories at September 30, 1998, consisted of the following categories (in millions of dollars):


          Finished goods                                   $406
          Work-in-process                                    18
          Raw materials                                      41
          Materials and supplies                             45
                                                           ----

               Total                                       $510
                                                           ====

9.   DEBT

In connection with the acquisition of ARCO Chemical, Lyondell executed a bank credit agreement providing for aggregate borrowings of up to $7 billion ("Credit Facility"). As part of the acquisition, Lyondell assumed approximately $870 million of ARCO Chemical debt. Borrowings under the Credit Facility of $6.5 billion were used for the purchase of approximately 97.4 million shares of ARCO Chemical common stock; repayment of debt, including the $345 million note payable to Equistar, short-term borrowings of Lyondell and ARCO Chemical and other long-term borrowings of ARCO Chemical; and payment of certain debt issuance costs.

The Credit Facility comprises (i) a five-year revolving credit facility of up to $500 million to be used for general corporate purposes (the "Revolving Credit Facility") and (ii) four separate term loans ("Term Loans") in the amounts of
(a) $2.0 billion ("Term Loan A") to be amortized over five years, (b) $1.25 billion ("Term Loan B") to be amortized over seven years, (c) $1.25 billion with principal maturing in one year ("Term Loan C"), and (d) $2.0 billion with principal maturing in two years ("Term Loan D"). All of the Term Loans were funded on July 28, 1998. No amounts have been funded to date under the Revolving Credit Facility. The Credit Facility is collateralized by cash flow streams of Lyondell's three joint ventures and Lyondell's stock in its subsidiary companies.

The Term Loans initially bear interest at the following rates: (i) Term Loan A - LIBOR plus 2.0 percent; (ii) Term Loan B - LIBOR plus 2.5 percent;
(iii) Term Loan C - LIBOR plus 2.0 percent; and (iv) Term Loan D - LIBOR plus 2.0 percent.

Mandatory prepayments from certain sources of funds are required with respect to the Term Loans until such time as (i) Term Loan C and Term Loan D are repaid in full, including accrued interest and fees thereon, and (ii) Lyondell has achieved investment grade ratings of at least BBB- and Baa3 from Standard & Poor's Ratings Services and Moody's Investors Service, Inc., respectively. The sources of funds for mandatory prepayments include (i) cash proceeds received from or as a result of (a) certain equity or debt issuances, (b) the recapitalization and reorganization of LCR, and (c) asset sales, as defined, and
(ii) 50% of annual excess cash flow, as defined, less the aggregate principal amount prepaid under the Term Loans.

Under the covenant provisions of the Credit Facility, Lyondell has agreed to, among other things, (i) maintain certain specified financial ratios and consolidated net worth (as defined in the Credit Facility), (ii) refrain from making certain distributions with respect to Lyondell's capital stock, (iii) refrain from making certain investments, as defined, (iv) refrain from allowing its subsidiaries to incur certain types and amounts of debt, and (v) use its best efforts to maintain certain ownership interests in its joint ventures and to ensure that the joint ventures maintain certain capital expenditure and debt levels and cash distribution policies. The Credit Facility requires the Company, among other things, to issue $1.25 billion of equity and use the proceeds to retire certain debt by July 27, 1999. An additional $2 billion of debt must be refinanced or retired by July 27, 2000.

During the third quarter 1998, in anticipation of a future debt issuance, the Company entered into treasury-rate lock transactions ("Treasury Locks") in the notional amount of $1 billion at an average interest rate of 5.29 percent. The Treasury Locks are based on U.S. Treasury rates and can either be closed by the Company at any time prior to the determination date in November 1998 or rolled over. The Company's accounting policy is to defer gains and losses on the Treasury Locks, and recognize them as an adjustment to interest expense over the term of the debt. There was an unrecognized, unrealized loss on the Treasury Locks at September 30, 1998 of approximately $62 million, resulting from a decline in the relevant U.S. Treasury rates. Had the Company issued the anticipated fixed-rate debt as of September 30, 1998, it could have benefited from a lower interest rate on the debt, resulting in lower interest expense over the life of the debt that could have offset the deferred loss.


10.  COMMITMENTS AND CONTINGENCIES

COMMITMENTS As part of its acquisition of ARCO Chemical, the Company became party to a long-term supply arrangement for toluene diisocyanate ("TDI"). Under the arrangement, ARCO Chemical was entitled to all of the TDI output of the supplier's two plants in France, which have a combined rated capacity of approximately 264 million pounds per year. The Company is required to purchase a minimum of 216 million pounds of TDI per year for up to 15 years, beginning January 1, 1995. The aggregate purchase price is a combination of plant cost and market price. The Company is further obligated to pay additional capacity reservation fees based upon plant output factors.

CRUDE SUPPLY CONTRACT At its inception, LCR entered into a long-term crude oil supply contract ("Crude Supply Contract") with Lagoven, S.A., now known as PDVSA Petroleo y Gas, S.A. ("PDVSA Oil"), an affiliate of CITGO. LCR is required to purchase, and PDVSA Oil is required to sell, sufficient crude oil to satisfy LCR's coking capacity, or a minimum of 200,000 barrels per day and up to 230,000 barrels per day of very heavy Venezuelan crude oil. PDVSA Oil has the right, but not the obligation, to supply incremental amounts above 230,000 barrels per day. Depending on market conditions, breach or termination of LCR's Crude Supply Contract could adversely affect LCR, and therefore, the Company.
Although the parties have negotiated alternate arrangements in the event of a force majeure, including governmental or other actions restricting or otherwise limiting PDVSA Oil's ability to perform its obligations, any such alternative arrangements may not be as beneficial as the Crude Supply Contract. There can be no assurance that alternative crude oils with similar margins would be available for purchase by LCR. Furthermore, the breach or termination of the Crude Supply Contract would require LCR to return to the practice of purchasing all of its crude oil feedstocks in the merchant market and would again subject LCR to significant volatility and price fluctuations. In late April 1998, LCR received notification from PDVSA Oil of an allocation of crude oil related to announced OPEC production cuts. LCR began receiving the new allocations of crude oil from PDVSA Oil in August. In the opinion of LCR's management, the allocation is anticipated to be temporary, with a possible decrease in pretax income of approximately $6 million to $8 million per quarter. On the basis of these estimates, Lyondell's after-tax pro rata share of the decrease in LCR's net income would be $2 million to $3 million per quarter.

CROSS INDEMNITY AGREEMENTS In connection with the transfer of assets and liabilities from Atlantic Richfield Company ("ARCO") to the Company in 1988, the Company agreed to assume certain liabilities arising out of the operation of the Company's integrated petrochemicals and refining business prior to July 1, 1988. In connection with the transfer of such liabilities, the Company and ARCO entered into an agreement, updated in 1997 ("Revised Cross-Indemnity Agreement"), whereby the Company agreed to defend and indemnify ARCO against certain uninsured claims and liabilities which ARCO may incur relating to the operation of the business of the Company prior to July 1, 1988, including certain liabilities which may arise out of pending and future lawsuits. For current and future cases related to Company products and Company operations, ARCO and the Company bear a proportionate share of judgment and settlement costs according to a formula that allocates responsibility based on years of ownership during the relevant time period. The party with the most significant potential liability exposure is responsible for case management and associated costs while allowing the non-case managing party to protect its interests. Under the Revised Cross-Indemnity Agreement, the Company will assume responsibility for its proportionate share of future costs for waste site matters not covered by ARCO insurance. Subject to the uncertainty inherent in all litigation, management believes the resolution of the matters pursuant to the Revised Cross-Indemnity Agreement will not have a material adverse effect upon the consolidated financial statements of the Company.

In connection with its acquisition of ARCO Chemical, the Company is successor to a cross indemnity agreement with ARCO whereby ARCO Chemical has indemnified ARCO against certain claims or liabilities that ARCO may incur relating to ARCO's former ownership and operation of the oxygenates and polystyrenics businesses of ARCO Chemical (the "Former Businesses"), including liabilities under laws relating to the protection of the environment and the workplace and liabilities arising out of certain litigation. As part of the agreement, ARCO indemnified ARCO Chemical with respect to claims or liabilities and other matters of litigation not related to the Former Businesses. ARCO also indemnified ARCO Chemical for certain federal, foreign, state, and local taxes that might be assessed upon audit of the operations of the Former Businesses for periods prior to July 1, 1987.

INDEMNIFICATION ARRANGEMENTS RELATING TO EQUISTAR Lyondell, Millennium, and Occidental have each agreed to provide certain indemnifications to Equistar in respect of the petrochemicals and polymers businesses contributed by the Partners. In addition, Equistar agreed with each of Lyondell, Millennium and Occidental to assume third party claims that are related to certain pre-closing contingent liabilities asserted prior to December 1, 2004 to the extent the aggregate thereof does not exceed $7 million and other liabilities, subject to certain terms of the respective Asset Contribution Agreements. During the three and nine months ended September 30, 1998, less than $1 million and approximately $1 million, respectively, was expensed by Equistar under the $7 million indemnification basket with respect to the business contributed by Lyondell.

ENVIRONMENTAL The Company's policy is to be in compliance with all applicable environmental laws. The Company is subject to extensive environmental laws and regulations concerning emissions to the air, discharges to surface and subsurface waters and the generation, handling, storage, transportation, treatment and disposal of waste materials. Some of these laws and regulations are subject to varying and conflicting interpretations. In addition, the Company cannot accurately predict future developments, such as increasingly strict environmental laws and inspection and enforcement policies as well as higher compliance costs arising therefrom, which might affect the handling, manufacture, use, emission or disposal of products, other materials or hazardous and non-hazardous waste.

Pursuant to the terms of the Revised Cross-Indemnity Agreement, the Company is currently contributing funds to the clean up of one waste site (Brio, located near Houston, Texas) under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as amended and the Superfund Amendments and Reauthorization Act of 1986. The Company is also subject to certain assessment and remedial actions at the Refinery under the Resource Conservation and Recovery Act ("RCRA"). In addition, the Company has negotiated an order with the Texas Natural Resource Conservation Commission ("TNRCC") for assessment and remediation of groundwater and soil contamination at the Refinery.

As of September 30, 1998, the Company has accrued $9 million related to future CERCLA, RCRA and TNRCC assessment and remediation costs associated with the above-mentioned sites. The costs are expected to be incurred over the next two to seven years. In the opinion of management, there is currently no material range of loss in excess of the amount recorded for these sites. However, it is possible that new information about the sites for which the reserve has been established, new technology or future developments such as involvement in other CERCLA, RCRA, TNRCC or other comparable state law investigations, could require the Company to reassess its potential exposure related to environmental matters.

As part of its acquisition of ARCO Chemical (see Note 3), the Company assumed ARCO Chemical's environmental liability, which totaled $42 million at September 30, 1998 and reflected the Company's latest assessment of potential future remediation costs associated with existing sites. A significant portion of the liability is related to the Beaver Valley plant site, located in Monaca, Pennsylvania. ARCO Chemical sold the Beaver Valley plant assets to NOVA Chemicals Inc. ("NOVA") on September 30, 1996, but retained responsibility for remediation of the land. Final approval of the remediation methods is subject to the Pennsylvania Department of Environmental Protection's ("PADEP") approval of risk assessment studies to be submitted by the Company in the near future. The Company succeeded to an agreement with Beazer East, Inc. ("Beazer") whereby Beazer has agreed to pay for approximately 50 percent of the Beaver Valley plant site remediation costs. The Company has also succeeded to an agreement with Beazer and the U.S. government whereby the government will pay 28.5 percent of the costs incurred by the Company and Beazer for remediation of substantial portions of the Beaver Valley site. The remainder of the liability is related to four other plant sites and one federal Superfund site for amounts ranging from $2 million to $13 million per site. ARCO Chemical was involved in administrative proceedings or lawsuits relating to a minimal number of other Superfund sites. However, the Company estimates, based on currently available information, that potential loss contingencies associated with these sites, individually and in the aggregate, are not significant. Substantially all amounts accrued are expected to be paid out over the next five to ten years.

The Company has relied upon remedial investigation/feasibility studies ("RI/FS") at each former site of the Acquired Business as a basis for estimating remediation costs at the site. RI/FS or preliminary assessments have been completed at most of the sites. However, selection of the remediation method and the cleanup standard to be applied are, in most cases, subject to approval by the appropriate government authority. Accordingly, the Company may have possible loss contingencies in excess of the amounts reserved to the extent the scope of remediation required, the final remediation method selected and the cleanup standard applied vary from the assumptions used in estimating the liability. The Company estimates that the upper range of these possible loss contingencies should not exceed the amount accrued by more than $65 million.

The extent of loss related to environmental matters ultimately depends upon a number of factors, including technological developments, changes in environmental laws, the number and ability to pay of other parties involved at a particular site and the Company's potential involvement in additional environmental assessments and cleanups. Based upon currently known information, management believes that any remediation costs the Company may incur in excess of the amounts accrued or disclosed above would not have a material adverse impact on the Company's consolidated financial statements.

GENERAL The Company is involved in various lawsuits and proceedings. Subject to the uncertainty inherent in all litigation, management believes the resolution of these proceedings will not have a material adverse effect upon the consolidated financial statements of the Company.

In the opinion of management, any liability arising from the matters discussed in this Note is not expected to have a material adverse effect on the consolidated financial statements of the Company. However, the adverse resolution in any reporting period of one or more of these matters discussed in this Note could have a material impact on the Company's results of operations for that period without giving effect to contribution or indemnification obligations of co-defendants or others, or to the effect of any insurance coverage that may be available to offset the effects of any such award.


11.  STOCKHOLDERS' EQUITY

BASIC AND DILUTED EARNINGS PER SHARE Basic earnings per share for all periods presented are computed based on the weighted average number of shares outstanding for the periods. Diluted earnings per share include the effect of outstanding stock options issued under the Executive Long-Term Incentive Plan and the Incentive Stock Option Plan.

                                                 FOR THE THREE MONTHS                  FOR THE NINE MONTHS
                                                  ENDED SEPTEMBER 30                   ENDED SEPTEMBER 30
                                          --------------------------------     --------------------------------
(THOUSANDS OF SHARES)                          1998              1997               1998              1997
                                          --------------    --------------     --------------    --------------
Basic                                           77,363            79,974             77,904            79,991
Diluted                                         77,509            79,997             78,049            80,014

TREASURY STOCK From time to time the Company purchases its shares in the market to be used for issuances under the Company's employee compensation and benefits plans, including stock option and restricted stock plans. In the third quarter of 1998, the Company purchased 500,000 shares for approximately $10 million to be used for such plans. In the second quarter of 1998, the Company completed the stock buyback program authorized by a resolution adopted by the Board of Directors in September 1997. A total of 2,567,051 shares were purchased for $75 million in the stock buyback program.


12.  OPTION PERIOD EXTENSION

Under the terms of the Amended and Restated Limited Liability Company Regulations of LCR, CITGO was required to give notice to Lyondell of its intention to exercise a one-time option to increase its participation interest in LCR up to 50 percent by making an additional equity contribution. Such notice was not received by Lyondell within the required 60-day period prior to the expiration of the option on September 30, 1998. Lyondell has offered to extend the option period to September 30, 2000 and renegotiate the terms of the option.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

GENERAL

Lyondell operates an intermediate chemicals and derivatives business segment, described below, and also operates in the petrochemicals, polymers, refining and methanol segments through its interests in Equistar, LCR, and Lyondell Methanol. Lyondell accounts for its investments in Equistar, LCR and Lyondell Methanol using the equity method of accounting.

During the third quarter 1998, Lyondell acquired all of the outstanding shares of ARCO Chemical, the world's largest producer of PO and a leading worldwide producer and marketer of polyether polyols, propylene glycol, propylene glycol ethers, TDI, SM and MTBE. The Acquired Business will be treated as a separate business segment, the intermediate chemicals and derivatives segment. Lyondell obtained a $7.0 billion Credit Facility to finance the acquisition, paying $5.6 billion for the stock and assuming approximately $870 million of ARCO Chemical debt.

In order to facilitate the understanding of operating results, a discussion of the unaudited pro forma combined historical results of the Company and ARCO Chemical (see Note 3) is presented below.


RESULTS OF OPERATIONS

                           LYONDELL CHEMICAL COMPANY

OVERVIEW

For the third quarter 1998, Lyondell earned $23 million, or $0.30 per share, excluding a nonrecurring after-tax charge of $38 million, or $0.50 per share, related to the acquisition of ARCO Chemical and the formation of Equistar, further described below. This compares to $31 million, or $0.40 per share, in the second quarter 1998, excluding a $2 million after-tax charge for Equistar formation costs.

Operating income of $87 million in the third quarter 1998 compared to $45 million in the second quarter 1998. The improvement reflected benefits from the less cyclical intermediate chemicals and derivatives segment as well as improved operating results in the petrochemicals and refining segments. The petrochemicals and polymers businesses of Equistar reflect market conditions and margins that are at a low point in the business cycle. Nonetheless, the petrochemicals segment had higher operating profit on higher volumes, attributable to a full quarter of operations of the OxyChem Contributed Business. LCR operating results improved due to higher on-stream time and improved plant efficiency. Offsetting these positive contributions were lower earnings in the polymers segment. The net improvement in operating income was offset by higher interest charges due to the $6.5 billion borrowing under the Credit Facility, leading to the $8 million decrease in net income before unusual charges versus the second quarter.

Management expects the relatively stable earnings from LCR and the intermediate chemicals and derivatives segment to buffer the cyclical downturns in petrochemicals and polymers, while the Company continues to focus on cost savings and synergies. Operating cash flow was $230 million for the third quarter 1998, reflecting the cash flow contribution of the Acquired Business. Management believes that the combined cash flow of the Company will be adequate to meet debt service requirements, fund the regular quarterly dividend, and continue with a focused capital expenditure program.

REVENUES, OPERATING COSTS AND EXPENSES The operating results for the three months and nine months ended September 30, 1998 include the Company's income from equity investments in Equistar, LCR and Lyondell Methanol and two months of operating results of the Acquired Business. The acquisition was accounted for as a purchase and the operating results reflect the depreciation and amortization of the estimated fair value of the assets, including the amortization of $1.3 billion of goodwill over its estimated forty-year life.

The Company's operating results for the three months and nine months ended September 30, 1997 include the operating results of the Company's petrochemicals and polymers segments, which were contributed to Equistar on December 1, 1997, the operating results of the Company's methanol business, and the Company's income from its equity investment in LCR.

INCOME FROM EQUITY INVESTMENT IN EQUISTAR Lyondell's income from equity investment in Equistar, before unusual charges, for the three and nine months ended September 30, 1998, by segments, is as follows:

                                                                 FOR THE THREE          FOR THE NINE
                                                                 MONTHS ENDED           MONTHS ENDED
                                                                 SEPTEMBER 30,          SEPTEMBER 30,
(MILLIONS OF DOLLARS)                                                1998                   1998
                                                                --------------         --------------
Petrochemicals segment                                                $ 34                   $143
Polymers segment                                                        14                     86
Unallocated                                                            (22)                   (90)
                                                                      ----                   ----
     Total                                                            $ 26                   $139
                                                                      ====                   ====

Lyondell's share of Equistar's earnings for the third quarter 1998, before its pro rata share of the unusual charges related to the formation of Equistar, was $26 million compared to $34 million for the second quarter 1998 as lower polymers earnings more than offset higher petrochemicals earnings. The polymers decrease was primarily due to lower margins on lower polymers prices. Higher petrochemicals earnings reflected higher volumes and lower fixed costs.

INCOME FROM EQUITY INVESTMENT IN LCR Lyondell's share of LCR's earnings for the third quarter 1998 was $35 million compared to $29 million for the third quarter 1997. The increase was primarily due to higher crude processing rates attributable to increased purchases on the open market. For the first nine months of 1998, Lyondell's share of LCR's earnings was $89 million, an increase of $33 million over the first nine months of 1997. The increase reflected benefits from the Upgrade Project, which resulted in higher crude processing rates. Lyondell's share of LCR's earnings increased by $16 million during the third quarter 1998 compared to the second quarter 1998. The second quarter was negatively affected by both planned and unplanned downtime, resulting in lower crude processing rates.

INCOME FROM EQUITY INVESTMENT IN LYONDELL METHANOL Lyondell's share of Lyondell Methanol's earnings for the first nine months of 1998 was $6 million. Lyondell Methanol was breakeven in the third quarter 1998. Had the Company followed the equity method of accounting for its investment in Lyondell Methanol during 1997, the Company would have recorded $13 million and $33 million in income from its equity investment in Lyondell Methanol for the third quarter and first nine months of 1997, respectively.

The decreases in equity income are due to significant declines in the sales prices of methanol beginning in the first quarter 1998. Increased supply due to global overcapacity, strong domestic production and heavy imports into the Gulf Coast, as well as weaker demand from the MTBE sector of the market and as a result of customer plant outages caused the methanol price declines.

INTEREST EXPENSE Interest expense of $119 million and $132 million in the third quarter and first nine months of 1998, respectively, increased versus the 1997 periods primarily due to interest on the $6.5 billion of debt drawn under the Credit Facility on July 28, 1998. The 1997 periods include interest on debt that was contributed to Equistar as of December 1, 1997.

INCOME TAX The effective tax rate for 1998 is currently estimated to be 37.75 percent, which is comparable to the final effective tax rate of 37.3 percent for 1997. State income tax was the primary difference between the effective tax rate and the 35 percent federal statutory rate during each of the periods.


PRO FORMA

Comparing the full third quarter to the second quarter of the Acquired Business, sales volumes for core products, defined as PO and derivatives and TDI, were lower due to nonrecurring sales to co-producers in the second quarter. Volumes returned to normal levels in the third quarter. Core products margins improved in the third quarter versus the second quarter. Third quarter results also benefited from higher MTBE volumes, resulting from higher gasoline demand during the summer driving season, and improved MTBE margins as a result of a better sales mix and lower feedstock costs. The third quarter also benefited from lower plant turnaround costs compared to the second quarter.

The following is a discussion of the operating results for the nine month periods ended September 30, 1998 and 1997 included in the unaudited pro forma combined historical results of the Company and ARCO Chemical (see Note 3).

REVENUES  Pro forma revenues of $2.7 billion for the nine months ended
September 30, 1998 decreased 11 percent compared to pro forma revenues of $3.0 billion for the 1997 period. The decrease was primarily due to lower average sales prices in 1998, reflecting a combination of downward pressure from lower feedstock costs, ongoing competition in PO derivatives and TDI markets, the negative effects of a stronger U.S. dollar on foreign sales, and the effects of weaker Asian markets. Core product volumes were essentially flat versus 1997 as stronger demand for certain PO derivatives in the United States and Europe was offset by lower volumes in Asian markets. Increased SM volumes in 1998 primarily reflect additional contractual offtake of SM equity volumes. TBA and derivatives volumes decreased in 1998 by five percent, mainly due to lower MTBE demand.

INCOME FROM EQUITY INVESTMENTS Pro forma income for the first nine months of 1998 was $234 million compared to pro forma income of $380 million for the first nine months of 1997. The $146 million decrease was primarily due to lower margins for petrochemicals and polymers as a result of declining prices, partially offset by higher earnings from LCR as higher volumes of very heavy crude oil were processed in 1998.

OPERATING INCOME Pro forma operating income of $500 million in 1998 increased $66 million compared to $434 million in the 1997 period. The 1997 period included a $175 million unusual charge related to restructuring and other costs, of which $20 million was reversed in the 1998 period. The 1998 period also included unusual charges of $71 million, primarily related to the write off of in-process research and development projects of the Acquired Business. Excluding these items, operating income decreased $58 million. Higher operating income of the Acquired Business was offset by lower income from equity investments. The improved income of the Acquired Business in the 1998 period was primarily due to lower fixed costs and higher core product margins. The fixed cost decrease reflected the benefits of the cost reduction program and lower maintenance expense due to fewer scheduled plant turnarounds. Core product margins improved as feedstock costs decreased more than sales prices.

NET INCOME Pro forma net income for the nine months ended September 30, 1998 was $40 million compared with a loss of $25 million for the 1997 period. Excluding the effects of the unusual charges, pro forma net income decreased by $12 million in 1998 as lower equity income more than offset improved operating results and lower foreign exchange losses of the Acquired Business.



                            EQUISTAR CHEMICALS, LP

OVERVIEW

Equistar earned pretax income of $29 million for the third quarter compared to $44 million in the second quarter. Improved petrochemicals results were more than offset by lower polymers earnings. The petrochemicals business had operating income of $84 million compared to second quarter 1998 operating income of $68 million. Third quarter results reflect higher sales volumes resulting from the first full quarter of operations of the OxyChem Contributed Business and lower fixed costs. Margins declined from second quarter levels as lower prices for ethylene, propylene and other major co-products more than offset lower feedstock costs. Polymers operating income was $35 million for the third quarter compared to $63 million for the second quarter. A decline in the average selling price for HDPE and LDPE was only partially offset by lower raw material costs and lower fixed costs.

The unaudited pro forma sales and product volume information below present the combined historical data of the businesses contributed to Equistar by Lyondell, Millennium and OxyChem as if such combination had occurred as of the beginning of 1997.

                                                  FOR THE THREE MONTHS               FOR THE NINE MONTHS
                                                   ENDED SEPTEMBER 30                 ENDED SEPTEMBER 30
                                               -------------------------           -----------------------
                                                              PRO FORMA             PRO FORMA   PRO FORMA
                                                   1998          1997                   1998        1997
                                               -----------    ----------            ----------  -----------
SALES AND OTHER OPERATING REVENUES               $1,149         $1,711              $ 3,769       $ 5,072
 (MILLIONS)

VOLUMES (MILLIONS):
Selected petrochemicals products
  Olefins (pounds)                                4,692          4,886               13,636        13,672
  Aromatics (gallons)                                78             59                  189           155
Polymers products (pounds)                        1,654          1,473                4,858         4,359


Summarized financial information for Equistar's business segments for the three months and nine months ended September 30, 1998 is as follows (in millions).

SELECTED FINANCIAL INFORMATION                               FOR THE THREE             FOR THE NINE
                                                             MONTHS ENDED              MONTHS ENDED
                                                          SEPTEMBER 30, 1998        SEPTEMBER 30, 1998
                                                          ------------------        ------------------
SALES AND OTHER OPERATING REVENUES
Petrochemicals segment                                        $  919                   $2,565
Polymers segment                                                 489                    1,601
Intersegment eliminations                                       (259)                    (903)
                                                              ------                   ------
     Total                                                    $1,149                   $3,263
                                                              ======                   ======
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Petrochemicals segment                                        $    4                   $    9
Polymers segment                                                  24                       62
Unallocated                                                       40                      136
                                                              ------                   ------
     Total                                                    $   68                   $  207
                                                              ======                   ======
OPERATING INCOME
Petrochemicals segment                                        $   84                   $  281
Polymers segment                                                  35                      170
Unallocated                                                      (50)                    (159)
                                                              ------                   ------
     Total                                                    $   69                   $  292
                                                              ======                   ======
EBITDA
Petrochemicals segment                                        $  133                   $  394
Polymers segment                                                  48                      222
Unallocated                                                      (40)                    (123)
                                                              ------                   ------
     Total                                                    $  141                   $  493
                                                              ======                   ======

PETROCHEMICALS SEGMENT

REVENUES Sales and other operating revenues, including intersegment sales, were $919 million in the third quarter 1998 compared to $859 million in the second quarter 1998, an increase of seven percent. The increase was primarily due to increased sales volumes, resulting from the first full quarter of business results from the addition of the OxyChem Contributed Business, partially offset by declining sales prices for ethylene and propylene and lower co-product revenues.

OPERATING INCOME Operating income of $84 million for the third quarter 1998 increased $16 million compared to operating income of $68 million for the second quarter 1998. The increase primarily reflected higher volumes, lower feedstock costs and lower fixed costs, which more than offset declines in sales prices.

POLYMERS SEGMENT

REVENUES Sales and other operating revenues were $489 million in the third quarter 1998 compared to $554 million in the second quarter 1998, a decrease of 12 percent. The decreases in revenues were the result of decreases in industry sales prices. These sales price decreases, reflecting lower feedstock costs and excess industry supply, started during the fourth quarter of 1997 and continued in a downward trend through the first nine months of 1998.

OPERATING INCOME Operating income for the third quarter 1998 was $35 million compared to $63 million in the second quarter 1998. The $28 million decrease was primarily due to decreases in polymers sales prices, which more than offset decreases in polymers feedstock costs and fixed costs.

UNALLOCATED

UNUSUAL CHARGES Equistar's unusual charges for the three and nine months ended September 30, 1998 were $10 million and $23 million, respectively, and primarily consisted of costs associated with the formation of Equistar and the consolidation of certain operations. These costs were paid by Equistar and allocated to the Partners in accordance with their ownership percentages.

SYNERGIES The formation of Equistar in December 1997, together with the addition of the OxyChem Contributed Business as of May 15, 1998, is expected to result in substantial annual cost savings from synergies by the end of the year 2000. For 1998, the cost savings from synergies are expected to exceed $130 million. In the first nine months of 1998, Equistar achieved cost savings of $105 million. Of the $105 million, approximately $84 million was in manufacturing and supply chain areas and $21 million was in administrative services and staffing. Synergies included in the $105 million that were not reflected in Equistar's income statement totaled $8 million. The savings were partly offset by the above-noted $23 million of nonrecurring costs related to Equistar's formation.


                     LYONDELL-CITGO REFINING COMPANY LTD.

OVERVIEW

LCR earned pretax income of $54 million in the third quarter 1998 compared to $29 million in the second quarter. The earnings improvement was due to higher on-stream time, better aromatics profitability and lower fixed costs. Second quarter profitability was adversely affected by downtime due to a fire in one of two coker units. Total crude oil processing rates averaged 267,000 barrels per day in the third quarter compared to 245,000 barrels per day in the second quarter. Beginning in August, LCR began receiving reduced allocations of crude oil from PDVSA due to announced cutbacks in crude oil production in Venezuela.

REFINING SEGMENT

The following table sets forth sales volumes for LCR's major products for the three-month and nine-month periods.

                                              FOR THE THREE MONTHS                  FOR THE NINE MONTHS
                                               ENDED SEPTEMBER 30                    ENDED SEPTEMBER 30
                                      ---------------------------------     ---------------------------------
                                           1998               1997               1998               1997
                                      --------------     --------------     --------------     --------------
REFINED PRODUCTS
    (THOUSAND BARRELS PER DAY)
    Gasoline                              118                101                120                105
    Diesel and heating oil                 85                 58                 78                 63
    Jet fuel                               17                 16                 16                 15
    Aromatics                              10                 12                 10                 11
    Other refined products                101                 94                100                 88
                                          ---                ---                ---                ---
        Total refined products volumes    331                281                324                282
                                          ===                ===                ===                ===

The Upgrade Project was completed in the first quarter 1997. Beginning in March 1997, higher volumes of very heavy crude oil were processed. The following table sets forth processing rates at the Refinery for the periods indicated.

                                                  FOR THE THREE MONTHS                 FOR THE NINE MONTHS
                                                  ENDED SEPTEMBER  30                   ENDED SEPTEMBER 30
                                              ----------------------------         --------------------------
                                                1998               1997               1998               1997
                                              ------------    -----------          -----------    ----------
CRUDE PROCESSING RATES
    (THOUSAND BARRELS PER DAY)
    Crude Supply Contract - coked                213                213                217                183
    Other crude oil - coked                       39                 --                 19                 16
    Other crude oil                               15                  4                 19                 15
                                                 ---                ---                ---                ---
        Total                                    267                217                255                214
                                                 ===                ===                ===                ===


REVENUES Sales and other operating revenues for LCR, including intersegment sales, were $499 million in the third quarter 1998, a decrease of 21 percent compared to $634 million in the third quarter 1997. Sales and other operating revenues also decreased 21 percent for the first nine months 1998 compared to the first nine months of 1997. The decreases primarily resulted from lower refined products prices, which declined as a result of lower industry crude prices. These decreases were partially offset by higher sales volumes as production levels increased after completion of the Upgrade Project.

OPERATING INCOME  LCR's operating income was $65 million in the third quarter
1998 compared to $56 million in the third quarter 1997.   The increase was
primarily due to higher crude operating rates as a result of crude oil purchases on the open market. LCR's operating income was $169 million for the first nine months of 1998 compared to $99 million for the first nine months of 1997. The improvement reflected the completion of the Upgrade Project, which resulted in higher margins as higher volumes of very heavy crude oil were processed in the coking mode. The Upgrade Project was completed in the first quarter 1997 and, initially, higher costs were incurred due to normal operational start-up activities, during which the refinery did not operate at peak rates. Cost savings resulting from improved operational efficiency in 1998 were partly offset by higher depreciation expense attributable to the Upgrade Project.

INTEREST EXPENSE Interest expense for the first nine months of 1998 was $33 million compared to $26 million for the first nine months of 1997. Interest expense on debt related to construction of the Upgrade Project was capitalized through its completion, including the first two months of 1997.

FINANCIAL CONDITION

OPERATING ACTIVITIES Lyondell's cash provided by operating activities totaled $130 million during the first nine months of 1998 compared to $278 million in the first nine months of 1997. The decrease in cash provided by operating activities is primarily attributable to the payment of accounts payable retained by Lyondell in the formation of Equistar on December 1, 1997, which partly offset the cash generated from operations of the Acquired Business. Operating cash flow was $230 million in the third quarter of 1998.

INVESTING ACTIVITIES As of July 28, 1998, Lyondell completed its acquisition of ARCO Chemical for a total cost of approximately $5.9 billion. The Company made capital expenditures of $28 million during the first nine months of 1998, primarily related to the Acquired Business. During August 1998, Lyondell announced the delay of construction of a previously announced propylene oxide plant (known as PO-11). The previous plan called for the plant to start-up in late 2000. Lyondell is also reevaluating a proposed butanediol plant originally slated for start-up in late 2001. Equistar's capital expenditures totaled
$111 million for the first nine months of 1998, of which $52 million was Lyondell's share. LCR made capital expenditures of $43 million for the first nine months of 1998 of which Lyondell funded $35 million through loans to LCR.

Distributions in excess of earnings for the first nine months of 1998 were $383 million by Equistar, $12 million by Lyondell Methanol and $9 million by LCR. The $383 million distribution from Equistar includes $197 million resulting from the repayment by the Company of the $345 million note payable to Equistar.

FINANCING ACTIVITIES During the third quarter 1998, the Company obtained a $7.0 billion Credit Facility of which $6.5 billion was drawn down in connection with the financing of the ARCO Chemical purchase. As part of the acquisition, Lyondell assumed approximately $870 million of ARCO Chemical debt. Borrowing under the Credit Facility of $6.5 billion was used for the purchase of approximately 97.4 million shares of ARCO Chemical; repayment of debt, including the $345 million note payable to Equistar, repayment of short-term borrowing of Lyondell and ARCO Chemical, and repayment of other long-term borrowing of ARCO Chemical; and payment of certain debt issuance costs.

Cash used in other financing activities in 1998 consisted primarily of $59 million used to repurchase common stock. From time to time the Company purchases its shares in the market to be used for issuances under the Company's employee compensation and benefits plans, including stock option and restricted stock plans. In the third quarter of 1998, the Company purchased 500,000 shares for approximately $10 million to be used for such plans. The Company completed the stock buyback program authorized in September 1997 by the Board of Directors in the second quarter of 1998. A total of 2,567,051 shares were purchased for $75 million.

The Company paid regular quarterly dividends of $.225 per share of common stock in the first three quarters of 1998.

LCR is examining opportunities to refinance its indebtedness. If such refinancing is effected, the Company anticipates that LCR would repay the construction loan from third parties and subordinated loans made to LCR by Lyondell and CITGO, including those made in connection with the Upgrade Project. Additional cash received in the refinancing would be distributed to Lyondell and CITGO. Lyondell currently anticipates that its net proceeds will be in the $300 million to $500 million range.

CREDIT FACILITY The Credit Facility requires the Company, among other things, to issue $1.25 billion of equity and use the proceeds to retire certain parts of the debt by July 27, 1999. An additional $2 billion of debt must be refinanced by July 27, 2000. The Company has not, as of the date of this filing, initiated or committed to any public or private offering, although discussions are continuing.

YEAR 2000

Lyondell, Equistar and LCR use many business information systems as well as manufacturing support systems that could be impacted by the "Year 2000 problem". The Year 2000 problem arises from computer programs that have been written using two digits rather than four to designate the year. Date-sensitive computer software may recognize a date using "00" as the year 1900 rather than the year 2000, resulting in system failures or miscalculations, which may cause operational disruptions.

Lyondell and Equistar have replaced many of their business information computer systems (including systems operated by Equistar for Lyondell Methanol).
Equistar is in the process of replacing the business information systems for the operations contributed by Millennium and Occidental. LCR is also in the process of replacing many of its business information systems. The new systems, based on enterprise software from SAP America, Inc., will replace older business systems and allow employees at different locations to share financial and operating information more effectively. The first major use of the software commenced May 1, 1997 for the majority of the operations contributed to Equistar by Lyondell. Remaining phases are targeted for completion late in 1998 and into the first half of 1999. The new systems and software are Year 2000 compliant, thus handling the majority of the Company's Year 2000 business system requirements. Lyondell has elected to continue with the repair and remediation for the majority of systems of the Acquired Business.

The Company has a Year 2000 Executive Sponsor Team with representatives of Lyondell, Equistar and LCR. The Year 2000 Executive Sponsor Team is providing oversight to individual Year 2000 Steering Committees within each organization. Each Steering Committee is in the process of completing an assessment of the state of readiness of the information technology ("IT") and non-IT systems of the Company and its joint ventures. These assessments cover manufacturing systems, including laboratory information systems and field instrumentation, and significant third party vendor and supplier systems, including employee compensation and benefit plan maintenance systems. The steering committees are also in the process of assessing the readiness of significant customers and suppliers.

The Year 2000 assessment process for each organization consists of an inventory of Year 2000 sensitive equipment, an assessment of the impact of possible failures, determination of the required remediation actions, and testing and implementation of solutions. The inventory, assessment and remediation phases should be completed in 1998 and the first quarter of 1999, with the majority of the testing and final implementation taking place in 1999. The progress of these phases as of September 30, 1998 is summarized as follows:

Bar graph showing the percentage of completion of the inventory, assessment, remediation, testing and implementation phases of the Year 2000 assessment process for each of Lyondell, Equistar and LCR. The percentage of completion is indicated in the table below:


                    Lyondell Enterprise Year 2000 Readiness
                           As of September 30, 1998

------------------------------------------------------------------------------------------------------------
                      Inventory          Assessment        Remediation         Testing       Implementation
------------------------------------------------------------------------------------------------------------
Lyondell                 85%                65%                40%               25%               5%
------------------------------------------------------------------------------------------------------------
Equistar                 90%                85%                10%                0%               0%
------------------------------------------------------------------------------------------------------------
LCR                      80%                95%                24%                0%               0%
------------------------------------------------------------------------------------------------------------

As of September 30, 1998, Year 2000 spending by the Company, Equistar and LCR is summarized as follows (in millions of dollars):

                                                           LYONDELL          EQUISTAR             LCR
Spending through September 30, 1998                            $ 3                $-                $-
Estimated additional spending                                    8                 7                 4
                                                               ---                --                --
Total estimated spending through December 31, 1999             $11                $7                $4
                                                               ===                ==                ==

Replacement of IT systems                                      $ 1                $2                $-
Replacement of non-IT systems                                    1                 -                 1
All other costs                                                  9                 5                 3
                                                               ---                --                --
      Total estimated spending                                 $11                $7                $4
                                                               ===                ==                ==

Lyondell share of estimated spending                           $11                $3                $2
                                                               ===                ==                ==

The total estimated spending of $22 million for all three organizations represents a midpoint of an estimated range between $14 million and $30 million, of which the Company's share would be $11 million to $21 million. These spending estimates will be refined as phases of the assessment are completed. Spending is funded by cash generated from operations. Preliminary estimates indicate that from 10 to 20 percent of the estimated costs could qualify for capitalization.

Management believes that all significant systems controlled by the Company will be Year 2000 ready in the last half of 1999. While the Steering Committees are assessing the readiness of third party customers and suppliers, there can be no assurance that third parties with a significant business relationship will successfully test, reprogram, and replace all of their IT and non-IT systems on a timely basis. As part of overall readiness, the Company is in the process of developing contingency plans in the event of Year 2000 non-compliance of certain systems or third parties. Details of such contingency plans will be determined after the Steering Committees have completed their assessments of both internal and third party systems and the potential for possible failures.

There is inherent uncertainty in the Year 2000 problem due to the possibility of unanticipated failures by third party customers and suppliers. Accordingly, the Company is unable, at this time, to assess the extent and resulting materiality of the impact of possible Year 2000 failures on its operations, liquidity or financial position. The Year 2000 assessment process is expected to provide information that will significantly reduce the level of uncertainty regarding the Year 2000 impact. Management believes that the completion of the assessment as scheduled will help minimize the possibility of any significant disruptions of Company operations.


EUROPEAN MONETARY UNION

On January 1, 1999, the euro will become the official currency for the eleven member countries of the European Union (Austria, Belgium, Finland, France, Germany, Ireland, Italy, Luxembourg, The Netherlands, Portugal and Spain) that are participating in monetary union. On that date, the national currencies of the participating countries will cease to exist as independent currencies and will exist only as denominations of the euro. The euro conversion rates for each of the former national currencies will be irrevocably fixed on January 1, 1999. Euro banknotes and coins will be introduced on January 1, 2002 and the former national currency banknotes and coins will be withdrawn by July 1, 2002 at the latest.

The Company has substantially completed a review of its principal European markets and does not expect European monetary union to have a material effect on the conduct of its business. Specifically, there are no major competitive implications for product pricing, and most significant contracts are expected to remain in force with no renegotiation expected. The European-based revenues of the Acquired Business were approximately $1.1 billion in 1997.

While the Company is preparing to start invoicing its customers in euros beginning January 1, 1999, other business system conversion is still in the planning stages. Due to Year 2000 priorities, it is anticipated that the conversion of most business systems to the euro will not begin until the fourth quarter of 1999 with a target completion date of January 1, 2001. The deadline for conversion of systems is January 1, 2002. Based upon the assessments completed to date, the Company does not expect the onset of European monetary union to have a material impact on the Company's consolidated financial statements.


MARKET RISK

The Company is exposed to market risk with respect to certain financial instruments and derivative instruments. These include variable-rate Term Loans outstanding of $6.5 billion and Treasury Lock transactions, based on U.S. Treasury rates, in the notional amount of $1 billion at September 30, 1998. Assuming a hypothetical 10 percent increase in interest rates, the increase in annual interest expense on the variable-rate Term Loans would be offset by the Treasury Lock transactions for a net increase of $46 million in annual interest expense. Sensitivity analysis was used for this purpose.


ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." The statement is effective for the Company's calendar year 2000; however, early adoption is permitted. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings. The Company is currently evaluating SFAS No. 133 and whether it will adopt this pronouncement prior to the effective date.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The statement will be effective for the Company's 1998 annual financial statements. SFAS No. 131 established standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. SFAS No. 131 supercedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." The Company does not expect the adoption of SFAS No. 131 to result in any changes in its reported segments. SFAS No. 131 affects disclosure only and will not affect reported earnings, cash flow or financial position.


CURRENT BUSINESS OUTLOOK

Lyondell's operating results include the Acquired Business beginning August 1, 1998. Management expects demand and margins for PO and derivatives to remain relatively stable. While there has been a general demand decline in Asia, this has been offset by relatively strong markets in the U.S. and Europe. Continuing softness in petrochemical prices should benefit the acquired operations, which use propylene, ethylene and butanes as feedstocks. For the fourth quarter, management expects higher PO and derivatives volumes, resulting from higher seasonal demand for coolants and deicers, which use propylene glycol ("PG"); higher polyols and TDI volumes, following the seasonal slowdown and the General Motors strike in the third quarter; and higher merchant PO sales in line with the seasonal upturns in polyols and PG. Margins for co-products, including SM and MTBE, are expected to remain weak.

Lyondell expects the acquisition of ARCO Chemical to result in significant annual cost savings. This is in addition to the $150 million cost reduction program previously announced by ARCO Chemical. Lyondell also expects significant increased cash tax benefits from depreciation and amortization as a result of certain tax elections made at the time of the acquisition.

Market conditions in the petrochemicals and polymers businesses are at a low point in the business cycle. Current spot prices of ethylene are at about the same level as the cost of ethane, which is the feedstock for approximately one-half of the industry. A number of plant outages have been announced for the fourth quarter of 1998 and the first quarter of 1999; Equistar's LaPorte plant will be down for approximately 90 days for a turnaround beginning in mid-November. Industry inventories are at manageable levels and this, combined with the plant outages, should help bring supply and demand into balance.

Demand for polymers continues to grow overall, however a significant increase in new capacity is putting downward pressure on polymers prices. Competitors plan to add 3.5 billion pounds of annual capacity over the next 12 to 18 months. The result is that polyethylene prices are approaching historical trough levels.
The industry view is that the decline in prices seems to have stabilized, and margins are at or near cash cost levels for non-integrated producers.

Equistar continues to focus on cost reduction and synergies. Many of the cost reduction programs have required time and capital to be achieved and the benefits are just now beginning to be realized. For example, in November, Equistar began implementation of the SAP information system on a company-wide basis. This is expected to eliminate the extra expense and inefficiency of running and coordinating three different systems. Additionally, the LaPorte plant turnaround will include changes to enable the plant to run heavier, cheaper feedstocks, reducing ethylene production costs.

LCR operations will be impacted by the full quarter effect of the reduction in PDVSA crude oil allocations. In the opinion of LCR's management, the allocation is anticipated to be temporary, with an estimated decrease in pretax income of approximately $6 million to $8 million per quarter. On the basis of those estimates, Lyondell's pro rata share of the decrease in LCR's income would be $2 million to $3 million, after tax, per quarter. LCR operating results improved in the third quarter 1998 despite the cutback, which started in August.

The methanol market continues to be weak due to considerable excess capacity. Methanol margins are expected to continue at current low levels, as prices remain flat. Improvement is not anticipated in the near term.

Profitability and cash flows for the intermediate chemicals and derivatives, petrochemicals, polymers, refining and methanol businesses are affected by industry supply and demand, feedstock cost volatility, capital expenditures required to meet more stringent environmental standards, repair and maintenance costs, and downtime of production units due to maintenance turnarounds. Turnarounds on major units can have significant financial impacts due to the associated loss of production, resulting in lower profitability.

Management believes business conditions will be such that cash balances, cash generated by the Acquired Business, cash distributions from Equistar, LCR and Lyondell Methanol and existing lines of credit will be adequate to meet future cash requirements for scheduled debt repayments and to sustain, for the reasonably foreseeable future, the regular quarterly dividend.


FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this report, including those regarding the Current Business Outlook, are "forward-looking statements" within the meaning of the federal securities laws. Although Lyondell believes the expectations reflected in such forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties, and Lyondell can give no assurance that such expectations will prove to have been correct. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the cyclical nature of the chemical and refining industries, uncertainties associated with the United States and worldwide economies, current and potential governmental regulatory actions, substantial chemical and refinery capacity additions resulting in oversupply and declining prices and margins, raw material costs or supply arrangements, the Company's ability to implement cost reductions, and operating interruptions (including leaks, explosions, fires, mechanical failure, unscheduled downtime, transportation interruptions, and spills and releases and other environmental risks). Many of such factors are beyond Lyondell's or its joint ventures' ability to control or predict. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or prior earnings levels.

All subsequent written and oral forward-looking statements attributable to the Company and persons acting on its behalf are qualified in their entirety by the cautionary statements contained in this section and elsewhere in this report.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

1. Regarding the McMullin lawsuit reported in the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998, the plaintiff filed an amendment complaint on August 25, 1998. On October 2, 1998, all defendants filed motions to dismiss the amended complaint and on October 9, 1998, plaintiff voluntarily dismissed ARCO Chemical Company from this action.

2. There have been no other material developments with respect to the Company's legal proceedings previously reported in the 1997 Annual Report on Form 10-K as updated by subsequent Quarterly Reports on Form 10-Q.


ITEM 5.  OTHER

     In October 1998, the size of the Board of Directors of the Company was increased to eight and two additional directors were named to the Board:
     Carol A. Anderson and Frank Savage. Ms. Anderson is Managing Director of TSG International. Mr. Savage is Chairman of Alliance Capital Management International.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

          27  Financial Data Schedule


         (b)  Reports on Form 8-K

              The following Current Reports on Form 8-K and 8-K/A were filed during the quarter ended September 30, 1998 and through the date hereof.

                  Date of Report         Item No.          Financial Statements
                  --------------         --------          --------------------
                   July 23, 1998          2, 7                  Yes
                 September 25, 1998        7                    Yes
                  October 2, 1998          7                    Yes

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Lyondell Chemical Company
Dated: November 4, 1998

                                               /s/ VAN BILLET
                                        -----------------------------
                                                   Van Billet
                                        Vice President and Controller
                                        (Duly Authorized Officer and
                                        Principal Accounting Officer)