Form 10-K
period 1998-12-31
LYONDELL CHEMICAL CO
filed 1999-03-26
CIK 842635

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     1998

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

                               ----------------

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 1998

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 1-10145

                           LYONDELL CHEMICAL COMPANY
            (Exact name of Registrant as specified in its charter)

                      Delaware                               95-4160558
          (State or other jurisdiction of       (I.R.S. Employee Identification No.)
           incorporation or organization)

               1221 McKinney Street,
              Suite 700, Houston, Texas                        77010
      (Address of principal executive offices)               (Zip Code)

      Registrant's telephone number, including area code: (713) 652-7200

          Securities registered pursuant to Section 12(b) of the Act:

                                       Name of each exchange
          Title of Each Class           on which registered
          -------------------         -----------------------
      Common Stock ($1.00 par value)  New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                     None

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

                               ----------------

  There were 77,021,797 shares of the registrant's common stock outstanding on December 31, 1998. The aggregate market value of the voting stock held by non-affiliates of the registrant on March 1, 1999 based on the closing price on the New York Stock Exchange composite tape on that date, was $1,023,630,895.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1998 (incorporated by reference under Part III).

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I.....................................................................   1
 Items 1 and 2. Business and Properties....................................   1
 THE COMPANY'S BUSINESS....................................................   1
  Development of Business..................................................   1
  Summary Description of Business Segments.................................   3
 INTERMEDIATE CHEMICALS AND DERIVATIVES....................................   5
  Overview.................................................................   5
  Raw Materials............................................................   7
  Marketing and Sales......................................................   7
  Joint Ventures and Other Agreements......................................   8
  Competition and Industry Conditions......................................   8
  Properties...............................................................   9
  Research and Technology; Patents and Trademarks..........................  10
  Employee Relations.......................................................  10
 EQUISTAR CHEMICALS, LP....................................................  11
  Management of Equistar...................................................  11
  Agreements between Lyondell and Equistar.................................  11
 EQUISTAR PETROCHEMICALS...................................................  13
  Overview.................................................................  13
  Raw Materials............................................................  15
  Marketing and Sales......................................................  15
  Competition and Industry Conditions......................................  16
 EQUISTAR POLYMERS.........................................................  17
  Overview.................................................................  17
  Raw Materials............................................................  19
  Marketing and Sales......................................................  19
  Competition and Industry Conditions......................................  19
 EQUISTAR PROPERTIES AND EMPLOYEE RELATIONS................................  20
 EQUISTAR RESEARCH AND TECHNOLOGY; PATENTS AND TRADEMARKS..................  21
 LYONDELL-CITGO REFINING LP................................................  22
  Overview.................................................................  22
  Management of LCR........................................................  23
  Agreements between Lyondell or CITGO and LCR.............................  23
  Agreements between Equistar and LCR......................................  24
  Raw Materials............................................................  24
  Marketing and Sales......................................................  25
  Competition and Industry Conditions......................................  25
  Properties...............................................................  26
  Employee Relations.......................................................  26
 LYONDELL METHANOL COMPANY, L.P............................................  26
  Overview.................................................................  26
  Management of Lyondell Methanol..........................................  26
  Agreements between Equistar and Lyondell Methanol........................  27
  Raw Materials............................................................  27
  Marketing and Sales......................................................  27
  Competition and Industry Conditions......................................  27
  Properties...............................................................  27
  Employee Relations.......................................................  27
 PROPERTIES AND EMPLOYEE RELATIONS.........................................  27

                                                                           Page
                                                                           ----
 INTEGRATION OF RECENTLY ACQUIRED AND COMBINED OPERATIONS.................  28
 SHARED CONTROL OF JOINT VENTURES.........................................  28
 OPERATING HAZARDS........................................................  28
 ENVIRONMENTAL MATTERS....................................................  29
 Item 3. Legal Proceedings................................................  30
  Litigation Matters......................................................  30
  Environmental Matters...................................................  30
 EXECUTIVE OFFICERS OF THE REGISTRANT.....................................  32
 Item 4. Submission of Matters to a Vote of Security Holders..............  34
PART II...................................................................  35
 Item 5. Market for Registrant's Common Equity and Related Stockholder
  Matters.................................................................  35
 Item 6. Selected Financial Data..........................................  36
 Item 7. Management's Discussion and Analysis of Financial Condition and
  Results of Operations...................................................  36
 Item 7a. Disclosure of Market Risk.......................................  51
 Item 8. Financial Statements and Supplementary Data......................  52
 Item 9. Changes in and Disagreements with Accountants on Accounting and
  Financial Disclosure.................................................... 122
PART III.................................................................. 122
 Item 10. Directors and Executive Officers of the Registrant.............. 122
 Item 11. Executive Compensation.......................................... 122
 Item 12. Security Ownership of Certain Beneficial Owners and Management.. 122
 Item 13. Certain Relationships and Related Transactions.................. 122
PART IV................................................................... 123
 Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-
  K....................................................................... 123
 Consolidated Financial Statements and Financial Statement Schedules...... 126
 Reports on Form 8-K...................................................... 126

                                    PART I

Items 1 and 2. Business and Properties

                            THE COMPANY'S BUSINESS

  Lyondell Chemical Company ("Lyondell" or the "Company"), formerly Lyondell Petrochemical Company, is a global chemical company with leading market positions in all of its major products and low cost operations. Lyondell is vertically integrated into its key raw materials through its equity ownership in Equistar Chemicals, LP, LYONDELL-CITGO Refining LP and Lyondell Methanol Company, L.P.

  The operations acquired when the Company purchased ARCO Chemical Company ("ARCO Chemical") in July 1998 comprise the Company's intermediate chemicals and derivatives business. Lyondell manufactures and markets a variety of intermediate and performance chemicals, including propylene oxide ("PO"), polyether polyols, propylene glycol ("PG"), propylene glycol ethers ("PGE"), butanediol ("BDO"), toluene diisocyanate ("TDI"), styrene monomer ("SM"), and tertiary butyl alcohol ("TBA") and its derivative, methyl tertiary butyl ether ("MTBE").

  The Company owns 41 percent of Equistar Chemicals, LP, a Delaware limited partnership ("Equistar"), which operates petrochemicals and polymers businesses. Equistar's petrochemicals business manufactures and markets olefins, oxygenated chemicals, aromatics and specialty chemicals. Equistar's olefins are ethylene, propylene and butadiene and its oxygenated chemicals include ethylene oxide ("EO"), ethylene glycol ("EG"), ethanol and MTBE. Equistar's aromatics are benzene and toluene. Equistar's polymers business manufactures and markets polyolefins, including high density polyethylene ("HDPE"), low density polyethylene ("LDPE"), linear low density polyethylene ("LLDPE"), polypropylene and performance polymers. Equistar's performance polymers include enhanced grades of polyethylene such as wire and cable resins, concentrates and compounds, and polymeric powders.

  The Company also owns 58.75 percent of LYONDELL-CITGO Refining LP, a Delaware limited partnership ("LCR"), which produces refined petroleum products, including gasoline, low sulfur diesel, jet fuel, aromatics and lubricants ("lube oils"). LCR sells its principal refined products primarily to CITGO Petroleum Corporation ("CITGO").

  In addition, the Company owns 75 percent of Lyondell Methanol Company, L.P., a Texas limited partnership ("Lyondell Methanol"), which produces methanol.

Development of Business

  From its formation in 1985 through January 1989, Lyondell operated first as a division and later as a wholly owned subsidiary of Atlantic Richfield Company ("ARCO"). In January 1989, ARCO completed an initial public offering of approximately 50.1 percent of Lyondell's Common Stock. In September 1997, ARCO divested substantially all of its remaining holdings of the Company's Common Stock pursuant to the terms of notes issued by ARCO in August 1994, which were satisfied at maturity by the delivery of shares of Lyondell Common Stock held by ARCO.

  Lyondell has been a leader in the ongoing restructuring of the chemical industry, taking a series of steps to reposition its business portfolio over the past several years.

  In July 1993, pursuant to agreements between the Company and CITGO (and its affiliates), the Company contributed its refining business, including its Houston, Texas refinery (the "Refinery"), its lube oil blending and packaging plant in Birmingport, Alabama and refining working capital to LCR. The Company retained an approximately 90 percent interest in LCR, while CITGO held the remaining approximately 10 percent interest.

Following completion of a major upgrade project at the Refinery in the first quarter of 1997, the Company's interest in LCR was reduced to 58.75 percent. On December 31, 1998, LCR converted from a Texas limited liability company to a Delaware limited partnership.

  In May 1995, the Company acquired Occidental Chemical Corporation's ("Occidental Chemical") ALATHON(R) HDPE business. Assets involved in this acquisition included resin production facilities in Matagorda and Victoria, Texas, related research and development activities and the rights to the ALATHON(R) trademark.

  In December 1996, the Company formed Lyondell Methanol with MCN Investment Corporation ("MCNIC"), a division of MCN Corporation, to own the Company's 248 million gallons per year methanol plant. Under the terms of the agreement, MCNIC purchased a 25 percent interest in the methanol plant. Lyondell retained a 75 percent interest and serves as managing partner. Since December 1997, Equistar has served as the operator of Lyondell Methanol.

  In December 1997, following approval by the stockholders of each company, Lyondell and Millennium Chemicals Inc. ("Millennium") combined most of their petrochemicals and polymers businesses to form Equistar. Lyondell contributed substantially all of the assets comprising its petrochemicals and polymers business segments, as well as a $345 million note, in exchange for a 57 percent interest in Equistar. Equistar also assumed $745 million of Lyondell's debt. Millennium contributed substantially all of the assets comprising its olefins, ethyl alcohol, polyethylene, polypropylene and performance polymers businesses, which had been held in Millennium Petrochemicals Inc. ("Millennium Petrochemicals"), a wholly owned subsidiary of Millennium. In exchange, Millennium received a 43 percent interest in Equistar, Equistar repaid $750 million of debt due to Millennium from its contributed businesses and Millennium retained $250 million of its accounts receivable.

  On May 15, 1998, Lyondell and Millennium expanded Equistar with the addition of the ethylene, propylene, EO, EG and other EO derivatives businesses (the "Occidental Contributed Business") of Occidental Chemical Corporation, a subsidiary of Occidental Petroleum Corporation ("Occidental"). This addition included two olefins plants, a plant that produces EO and EO derivatives, including EG, and Occidental's 50 percent interest in a joint venture with E.I. DuPont de Nemours and Company ("DuPont"), which operates an EO/EG plant. Occidental also contributed more than 950 miles of owned and leased pipelines located on the Gulf Coast of the United States and the lease of a Lake Charles, Louisiana olefins plant. Equistar assumed approximately $205 million of Occidental's debt. Equistar and Occidental also entered into a long-term agreement for Equistar to supply the ethylene requirements for Occidental's chlorovinyls business. In June 1998, Equistar borrowed approximately $500 million of additional debt and distributed cash of approximately $420 million to Occidental and $75 million to Millennium. Following the transaction, Lyondell owns 41 percent of Equistar, and Millenium and Occidental each own
29.5 percent.

  On July 28, 1998, Lyondell completed the acquisition (the "Acquisition") of all the outstanding shares of ARCO Chemical, the world's largest producer of PO and a leading worldwide producer of polyether polyols, PG, PGE, TDI, SM, MTBE and BDO. The Acquisition was financed through a bank credit agreement providing for aggregate borrowings of up to $7 billion (the "Credit Facility"). ARCO Chemical was renamed Lyondell Chemical Worldwide, Inc. subsequent to the Acquisition. The acquired business is referred to from time to time hereafter as "ARCO Chemical" for actions or events prior to the Acquisition and as the "Acquired Business" for actions or events from and after the Acquisition. Actions or events relating to the Acquired Business may also be covered by the more general terms Lyondell or the Company.

  The Company's principal executive offices are located at 1221 McKinney Street, Houston, Texas 77010 (Telephone: (713) 652-7200).

Summary Description of Business Segments

  Through the year ended December 31, 1996, the Company reported its results of operations in two segments, petrochemicals and refining. In 1997, the Company reported the results of its polymers operations as a separate segment. Following the Acquisition in July 1998, the Company added intermediate chemicals and derivatives as a reportable segment. The operations of the Acquired Business form the Company's intermediate chemicals and derivatives segment. The Company's petrochemicals and polymers segments are operated through Equistar. The Company's refining segment is conducted through LCR. The methanol business conducted through Lyondell Methanol is not a reportable segment for financial disclosure purposes.

  The following chart shows the organization of Lyondell, as well as 1998 sales revenues for Lyondell and each of its joint ventures, of which Lyondell owns the specified percentage. Sales revenue for Lyondell and its subsidiaries represent the pro forma sales revenue of the Acquired Business for 1998 (as if the acquisition had occurred on January 1, 1998).

  [Chart Appears Here showing: 1998 consolidated pro forma sales revenue (excluding revenues of Equistar, LCR and Lyondell Methanol) of $3.6 billion for Lyondell and Subsidiaries and the primary products of Lyondell's Intermediate Chemicals and Derivatives Business; Lyondell's equity investments in each of Equistar (41 percent), LCR (58.75 percent) and Lyondell Methanol (75 percent); the 1998 sales revenues of each of Equistar, LCR and Lyondell Methanol, which were $4.4 billion, $2.1 billion and $104 million, respectively; and the primary products of each of the petrochemicals, polymers, refining and methanol businesses]

  Sales revenues above include sales to affiliates. For additional segment information for each of the years in the three-year period ended December 31, 1998, see Notes 4, 5, 6 and 22 of Notes to Consolidated Financial Statements.

                    INTERMEDIATE CHEMICALS AND DERIVATIVES

Overview

  Through the Acquired Business, Lyondell is a leading global manufacturer and marketer of intermediate chemicals and performance chemical products used in a broad range of consumer goods. The segment's core product is PO, which is produced through two distinct technologies based on indirect oxidation processes that yield co-products. One process yields TBA as the co-product; the other yields SM as the co-product. The two technologies are mutually exclusive such that either a dedicated PO/TBA or a dedicated PO/SM plant must be built. The intermediate chemicals and derivatives segment also manufactures numerous derivatives of PO and TBA. Among these are polyols and PG, derivatives of PO, and MTBE, a principal derivative of TBA. This segment also manufactures and markets TDI.

  In North America, the Company produces PO, TBA, PG and PGE at its Bayport, Texas plant; PO, SM, MTBE, polyols and BDO at its Channelview, Texas plant; polyols at its South Charleston and Institute, West Virginia plants; and isocyanates at its Lake Charles, Louisiana plant. In Europe, the Company produces PO, TBA, PG and MTBE at plants in Rotterdam, The Netherlands, and Fos-sur-Mer, France; PGE at its Rotterdam plant; and polyols at the Fos-sur-Mer plant and at a plant in Rieme, Belgium. In the Asia Pacific region, the Company has a 50 percent interest in the joint venture Nihon Oxirane Co., Ltd. ("Nihon Oxirane"), which operates a PO/SM plant in Chiba, Japan. The Company produces polyols at majority-owned plants in Kaohsiung, Taiwan and Anyer, West Java, Indonesia.

  The Company estimates, based in part on published data, that worldwide demand for PO was approximately 8.7 billion pounds in 1998. Approximately 90 percent of that volume was consumed in the manufacture of three families of PO derivative products: polyols, PG and PGE. The remainder is consumed in the manufacture of a growing segment of performance-based products, as well as BDO and its derivatives. The Company consumes approximately 60 percent of its PO for the production of derivatives.

  Polyols and TDI are combined in the production of urethanes for products such as automotive seating and home furnishings, as well as coatings, adhesives, sealants and elastomers.

  PG is principally used as an intermediate chemical to produce unsaturated polyester resins. PG has low toxicity and is also used in certain food, cosmetic, and pharmaceutical applications and in automotive coolants and aircraft deicers. PGE comprises low toxicity, high performance solvents.

  BDO and its derivatives are utilized in the production of engineering plastics, pharmaceuticals, personal care products, fibers and high performance coatings.

  Lyondell reacts most of its TBA with methanol to make MTBE, a gasoline blending component that increases octane and reduces emissions. The Company also has the capability to produce ethyl tertiary butyl ether ("ETBE"), an alternate gasoline blending component. ETBE is manufactured from TBA and ethanol and has a lower vapor pressure than MTBE or ethanol.

  Worldwide demand for MTBE in 1998 was approximately 428,000 barrels per day, based on published data. This demand has increased over the past several years as a result of the Clean Air Act Amendments of 1990 (the "Clean Air Act Amendments"), state and local regulations and the need for incremental octane in gasoline in the United States and other countries. In the United States, the Clean Air Act Amendments set minimum levels for oxygenates, such as MTBE, in gasoline sold in areas not meeting specified air quality standards. The EPA has proposed a reduction in permissible ozone levels in the United States, which, if adopted, may create additional demand for MTBE. However, pending or future legislative initiatives or litigation may materially adversely affect the Company's MTBE sales or subject the Company to product liability.

  Studies by federal and state agencies and other organizations have shown that MTBE is safe for use in gasoline and is effective in reducing automotive emissions. Nevertheless, the presence of MTBE in some water supplies in California and other states due to gasoline leaking from underground storage tanks and in surface water from recreational water craft has led to public concern that MTBE may contaminate drinking water supplies, and thereby result in a possible health risk. The Governor of California has announced an intention to eliminate MTBE from gasoline sold in California by December 31, 2002. There have been claims that MTBE travels more rapidly through soil, and is more soluble in water, than most other gasoline components, and is more difficult and more costly to remediate. Heightened public awareness about MTBE has resulted in certain state and federal legislative initiatives that have sought either to rescind the oxygenate requirement for reformulated gasoline sold in California and other states or restrict the use of MTBE. There is ongoing review of this issue and the ultimate resolution of the appropriateness of using MTBE could result in a significant reduction in the Company's MTBE sales.

  In addition, the Company has a take-or-pay MTBE sales contract with ARCO, which contributes significant pre-tax margin. If such legislative initiatives were enacted, ARCO has indicated that it might attempt to invoke a force majeure provision in the ARCO contract in order to reduce the quantities of MTBE it purchases under, or to terminate, the contract. The Company would vigorously dispute such action. The contract has an initial term expiring December 31, 2002 and provides for formula-based prices that are currently significantly above spot market prices for MTBE. A significant reduction in the Company's sales under the ARCO contract could have a negative impact on the Company's results of operations.

  SM is a commodity chemical produced and traded worldwide for commodity and specialty polymer applications, such as polystyrene and polyester resins, as well as various uses in the rubber industry. Based on published data, worldwide demand in 1998 was approximately 40 billion pounds.

  In late 1997, ARCO Chemical initiated a restructuring program designed to simplify the organization, streamline operations and reduce costs. Lyondell is on target to achieve most of these cost savings by the end of 1999. Lyondell believes that it will be able to realize additional cost savings primarily through overhead consolidation, manufacturing and purchasing efficiencies, reduced transportation costs and raw material integration with Equistar. As contemplated at the time of the Acquisition, the Company has delayed the construction of a PO/SM plant in Rotterdam ("PO-11") that ARCO Chemical had scheduled for startup in late 2000.

  The following table outlines the intermediate chemicals and derivatives segment's primary products, annual capacity and the primary uses for such products.

        Product            Rated Capacity(a)                    Primary Uses
        -------            -----------------                    ------------
Propylene Oxide (PO)     3.85 billion pounds   PO is a key component of polyols, PG, PGE and
                                               BDO.
Polyols                  1.47 billion pounds   Polyols are used to produce flexible foam for
                                               automotive seating and home furnishings,
                                               coatings, adhesives, sealants and elastomers.
Toluene Diisocyanate     250 million pounds(b) TDI is combined with polyols to produce
(TDI)                                          flexible foam for automotive seating and home
                                               furnishings, coatings, adhesives, sealants
                                               and elastomers.
Propylene Glycol (PG)    960 million pounds    PG is used to produce unsaturated polyester
                                               resins for bathroom fixtures and boat hulls;
                                               lower toxicity antifreeze, coolants and
                                               aircraft deicers; and cosmetics and cleaners.
Propylene Glycol Ethers  300 million pounds    PGE are used as lower toxicity solvents for
(PGE)                                          paints, coatings and cleaners.
Butanediol (BDO)         120 million pounds    BDO is used in the manufacture of engineering
                                               resins, films, personal care products,
                                               pharmaceuticals, coatings, solvents and
                                               adhesives.

        Product           Rated Capacity(a)                   Primary Uses
        -------           -----------------                   ------------
Tertiary Butyl Alcohol   58,500 barrels/day  TBA is a key component of MTBE. MTBE is a
(TBA)--fuel oxygenates:                      gasoline component for reducing emissions in
Methyl Tertiary Butyl                        reformulated gasolines and enhancing octane
Ether (MTBE)                                 value.
Styrene Monomer (SM)     3.65 billion pounds SM is used to produce plastics, such as expandable polystyrene for packaging, foam
                                             cups and containers, insulation products and
                                             durables and engineering resins.

--------
(a) Unless otherwise specified, represents rated capacity as of January 1, 1999. The term "rated capacity," as used in this table, is calculated by estimating the number of days in a typical year a production unit of a plant is expected to operate after allowing downtime for regular maintenance and multiplying that number by an amount equal to the unit's optimal daily output based on the design feedstock mix. Because the rated capacity of a production unit is an estimated amount, actual production volumes may be more or less than rated capacity. Capacities shown include 100 percent of the capacity of joint venture facilities.
(b) Does not include 264 million pounds of supply reserved under long-term TDI supply agreements with Rhone-Poulenc, pursuant to which Lyondell is entitled to all of the TDI output of Rhone-Poulenc's two plants in France.

Raw Materials

  The principal hydrocarbon raw materials purchased by the intermediate chemicals and derivatives segment are propylene, butanes, ethylene, benzene and methanol. The market prices of these raw materials historically have been related to the price of crude oil and its principal refinery derivatives and natural gas liquids. These materials are available in bulk quantities via pipeline or marine vessels. The segment's raw materials requirements are purchased from numerous suppliers in the United States and Europe, with which the Company has established contractual relationships, as well as in the spot market. The segment receives a portion of its methanol requirements under a cost-based supply arrangement with a third party.

  The Company's raw material suppliers include Equistar, which is a leading producer of propylene, ethylene and benzene. See Note 4 of Notes to Consolidated Financial Statements.

  The intermediate chemicals and derivatives segment is a large volume consumer of isobutane for chemical production. The Company has invested in facilities, or entered into processing agreements with unrelated third parties, to convert the widely available commodity normal butane to isobutane. The Company is also a large consumer of oxygen for its PO/TBA plants at Bayport, Texas, Rotterdam, The Netherlands, and Fos-sur-Mer, France.

  In order to assure adequate and reliable sources of supply at competitive prices and rates, the Company is a party to long-term agreements and other arrangements with suppliers of raw materials, products, industrial gas and other utilities.

Marketing and Sales

  In 1998, most of the segment's revenues were derived from sales to, or processing agreements with, unrelated third parties. Over the past three years, no single unrelated third party customer, nor any related party customer, accounted for more than 10 percent of total revenues in any one year.

  The intermediate chemicals and derivatives segment delivers products through sales agreements, processing agreements and spot sales as well as product swaps. It purchases limited amounts of MTBE and SM for resale to the extent that customer demand for these co-products exceeds its production. Production levels for co-products are based upon the demand for PO and the market economics of the co-products.

  The segment has a number of multi-year PO processing or sales agreements. This reflects an effort to mitigate the adverse impact of competitive factors and economic business cycles on demand for the segment's PO. The segment is also a party to a number of multi-year SM sales and processing agreements and MTBE sales agreements.

  Lyondell sells most of its SM production into the United States merchant market and to selected export markets through sales or tolling agreements. The SM processing agreements also include long-term processing agreements providing for the delivery of fixed annual quantities of SM. See "--Joint Ventures and Other Agreements." As of December 31, 1998, the Company had over
1.1 billion pounds of SM capacity, or 30 percent of its worldwide capacity, covered by long-term processing arrangements.

  In addition to the ARCO contract, the Company also sells its MTBE production under market-based sales agreements and in the spot market.

  The segment's sales are made through Company marketing and sales personnel and through distributors and independent agents located in the Americas, Europe and the Asia Pacific region. As part of the restructuring and cost-reduction program announced in 1997, the segment has centralized certain sales and order fulfillment functions in regional customer service centers located in Channelview, Texas, Rotterdam, The Netherlands and Singapore. This will permit the Company to reduce its sales office infrastructure for this segment around the world, while maintaining service to its worldwide customer base.

  For data relating to foreign operations and export sales, see Note 22 of Notes to Consolidated Financial Statements.

Joint Ventures and Other Agreements

  The PO/SM plant at the Channelview, Texas complex that was completed in 1992 (PO/SM II) is owned by the Company together with third-party equity investors. The Acquired Business sold additional interests to the investors in 1994, 1996 and 1997. In addition, portions of a 1998 PO/SM II expansion ( see "-- Properties" for additional discussion) were funded through third-party investment. The Company retains a majority interest in the PO/SM II plant and is the operator of the plant. A portion of the SM output of the PO/SM II plant is committed to the third-party investors under long-term processing agreements. As of December 31, 1998, 1.1 billion pounds per year of the PO/SM II plant's existing SM capacity was committed under such arrangements.

  The Company, through a subsidiary, has a 50 percent equity interest in Nihon Oxirane, a joint venture with Sumitomo Chemical Co., Ltd. and Showa Denko K.K. Since 1976, Nihon Oxirane has operated a PO/SM plant in Chiba, Japan.

  In January 1995, ARCO Chemical entered into long-term TDI supply agreements with Rhone-Poulenc entitling the Acquired Business to the entire TDI output of Rhone-Poulenc's two plants in France, which have a combined annual capacity of approximately 264 million pounds, and providing the Acquired Business an option to acquire one of the plants from Rhone-Poulenc at the end of the supply term. This TDI is marketed principally in Europe, the Middle East, Africa and Asia.

Competition and Industry Conditions

  Competition within the intermediate chemicals and derivatives segment of the chemical industry is significant and is affected by a variety of factors, including quality, product price, reliability of supply, technical support, customer service and potential substitute materials. Profitability in this segment is affected by the worldwide level of demand along with vigorous price competition which may intensify due to, among other things, new domestic and foreign industry capacity. In general, weak economic conditions either in the United States or in the world tend to reduce demand and put pressure on margins. It is not possible to predict accurately the changes in feedstock costs, market conditions and other factors that will affect industry margins in the future. Capacity share figures for the segment and its competitors, discussed below, are based on completed production facilities and, where appropriate, include the full capacity of joint-venture facilities and certain long-term supply agreements.

  The Company's major worldwide PO competitors are Dow Chemical Company ("Dow") and Shell. Dow's operations are based on chlorohydrin technology. Shell utilizes a proprietary PO/SM technology. Based on published data relating to the PO market, the Company believes it has 35 percent, Dow has 32 percent and Shell has over 5 percent of the total worldwide capacity for PO.

  The expansion of the PO/SM II plant in Channelview, Texas in early 1998 added annual PO and SM capacity of 110 million and 248 million pounds, respectively. As contemplated at the time of the Acquisition, the Company has delayed the construction of PO-11 in Rotterdam, The Netherlands, which ARCO Chemical had scheduled for startup in late 2000.

  Shell and BASF AG ("BASF") have formed a joint venture to construct a PO/SM plant in Europe, using Shell technology, with a target completion date in the 1999 time frame. Shell has also announced plans to construct a PO/SM plant in Singapore, with BASF as a 50 percent partner and with a target completion date of late 2001. In addition, Repsol Quimica, S.A. has announced plans to build a PO/SM plant with an early 2000 startup date in Tarragona, Spain, using technology for the production of PO and SM originally licensed from ARCO Chemical.

  The Company competes with many polyols producers worldwide, including Dow, Bayer AG ("Bayer") and BASF. Based on published data, Dow is believed to have 26 percent of worldwide polyols capacity while the Company is believed to have 16 percent.

  The Company both manufactures and has long-term supply agreements for TDI, an isocyanate, which is reacted with polyols to produce flexible foams. The Company competes with many TDI producers worldwide, including Bayer and BASF. Based on published data, Bayer is believed to have 24 percent of worldwide TDI capacity while the Company is believed to have 17 percent.

  The Company competes with many MTBE producers worldwide, the most significant of which is Saudi Basic Industries Corp. ("SABIC"). Based on published data, SABIC is believed to have 11 percent of the total worldwide capacity for MTBE. The Company believes it has 10 percent through the Acquired Business. In addition, the Company believes that Equistar's MTBE capacity comprises an additional 3 percent of worldwide MTBE capacity. MTBE also faces competition from substitute products such as ethanol as well as other octane components.

  The Company competes with several SM producers worldwide; among them are Shell, Dow and BASF. Based on published data, Shell is believed to have 9 percent and the Company is believed to have 8 percent of the total worldwide SM capacity.

Properties

  As part of the Acquisition, Lyondell acquired ARCO Chemical's headquarters office and research facility in Newtown Square, Pennsylvania, which is leased from ARCO. The Acquired Business' European headquarters are located in leased facilities in Maidenhead, England, and the Acquired Business' Asia Pacific headquarters are located in leased facilities in Hong Kong. As part of its restructuring program, the Acquired Business reduced or relocated staff from the European and Asia Pacific headquarters with appropriate reductions in the size of the leased headquarters facilities and established regional service centers at leased facilities in Rotterdam, The Netherlands and Singapore. The Company owns the regional service center in Channelview, Texas.

  Depending on location and market needs, the Company's production facilities can receive primary raw materials by pipeline, railcar, truck, barge or ship and can deliver finished products in drums or by pipeline, railcar, truck, barge, isotank or ship. The Company charters ships, owns and charters barges and leases isotanks and railcars for the dedicated movement of products between plants, products to customers or terminals, or raw materials to plants, as necessary. The Company leases liquid and bulk storage and warehouse facilities at terminals in the Americas, Europe and the Asia Pacific region. In the Rotterdam outer harbor area, the Company operates an on-site butane storage tank, propylene spheres, pipeline connections and a jetty that accommodates deep-draft vessels.

  The principal manufacturing facilities of the segment are set forth below. All of these facilities are wholly-owned by Lyondell unless otherwise noted.

                        Location                        Principal Products
                        --------                    --------------------------
      Bayport (Pasadena), Texas.................... PO, PG, PGE, TBA
      Channelview, Texas(1)........................ PO, polyols, BDO, SM, MTBE
      Lake Charles, Louisiana...................... TDI
      Institute and South Charleston, West
       Virginia(2)................................. polyols
      Rieme, Belgium............................... polyols
      Fos-sur-Mer, France.......................... PO, PG, polyols, TBA, MTBE
      Botlek, Rotterdam, The Netherlands........... PO, PG, PGE, TBA, MTBE
      Anyer, West Java, Indonesia(3)............... polyols
      Chiba, Japan(4).............................. PO, SM
      Kaohsiung, Taiwan(5)......................... polyols

--------
(1) Third-party investors hold a minority ownership interest in the PO/SM II plant at the Channelview facility.
(2) The Company's plants in South Charleston and Institute, West Virginia are situated on leased land.
(3) The Anyer plant is owned by P.T. Lyondell Indonesia, an Indonesian joint venture with P.T. Gema Supra Abadi. The Company, through a subsidiary, has a majority interest in the joint venture.
(4) The PO/SM plant located in Chiba, Japan is owned by Nihon Oxirane, a joint venture in which the Company holds a 50 percent interest through a subsidiary.
(5) The Taiwan plant is owned by Lyondell Taiwan Co., Ltd., a Taiwan company in which the Company, through a subsidiary, has a majority interest.

Research and Technology; Patents and Trademarks

  The Acquired Business has been granted 66 patents and has over 34 patents pending for the Impact(TM) process technology. The Impact(TM) technology, first introduced in 1995, offers significant cost savings in the production of conventional polyols products.

  The Company possesses a body of patented and unpatented technology and trade secrets relating to its products, processes and the design and operation of its plants, all of which are valuable to the segment. The Company does not believe that the loss of any individual patent or trade secret would have a material adverse effect on its intermediate chemicals and derivatives business. The basic patents relating to the Company's PO/SM and PO/TBA technologies have expired.

  The principal research and development facility for the segment is located in Newtown Square, Pennsylvania, with technical centers in South Charleston, West Virginia, Villers Saint Paul, France, and Singapore.

Employee Relations

  On December 31, 1998, the Acquired Business employed approximately 4,200 employees. Approximately 23 percent of the Acquired Business's domestic employees are represented by labor unions. The Company believes its relations with its employees are good.

                            EQUISTAR CHEMICALS, LP

Management of Equistar

  Equistar is a limited partnership organized under the laws of the State of Delaware. Lyondell owns its interest in Equistar through two wholly owned subsidiaries, one of which serves as a general partner of Equistar and one of which serves as a limited partner. Similarly, Millennium owns its interest in Equistar through two wholly owned subsidiaries, one a general partner and one a limited partner. Occidental owns its interest in Equistar through three wholly owned subsidiaries, one a general partner and two limited partners. Lyondell holds a 41 percent interest and Millennium and Occidental each hold a
29.5 percent interest in Equistar. The Amended and Restated Partnership Agreement of Equistar (the "Equistar Partnership Agreement") governs, among other things, ownership, cash distributions, capital contributions and management of Equistar.

  The Equistar Partnership Agreement provides that Equistar is governed by a Partnership Governance Committee, consisting of nine representatives, three appointed by each general partner. Matters requiring agreement by the representatives of Lyondell, Millennium and Occidental include changes in the scope of Equistar's business, the five year strategic plan (and annual updates thereof), the sale or purchase of assets or capital expenditures of more than $30 million not contemplated by the strategic plan, investments by Equistar's partners over certain amounts, merging or combining with another business and certain other matters. All decisions of the Partnership Governance Committee that do not require unanimity between Lyondell, Millennium and Occidental may be made by Lyondell's representatives alone. The day-to-day operations of Equistar are managed by the executive officers of Equistar. Dan Smith, the Chief Executive Officer of Lyondell, also serves as Chief Executive Officer of Equistar.

Agreements between Lyondell and Equistar

  Lyondell and Equistar entered into an agreement on December 1, 1997, providing for the transfer of assets to Equistar. Among other things, such agreement sets forth representations and warranties by Lyondell with respect to the transferred assets and requires indemnification by Lyondell with respect thereto. Such agreement also provides for the assumption by Equistar of, among other things, third party claims that are related to certain pre-closing contingent liabilities that are asserted prior to December 1, 2004, to the extent the aggregate thereof does not exceed $7 million, third party claims related to pre-closing contingent liabilities that are asserted for the first time after December 1, 2004, certain obligations for indebtedness, liabilities for products sold after December 1, 1997, regardless of when manufactured, and certain long term liabilities. Millennium Petrochemicals and affiliates of Occidental (the "Occidental Subsidiaries") entered into similar agreements with Equistar with respect to the transfer of their respective assets and Equistar's assumption of liabilities.

  Also in connection with the formation of Equistar, Lyondell contributed a promissory note for $345 million payable to Equistar, which Lyondell repaid with proceeds of the Credit Facility.

  If Lyondell, Millennium or Occidental or any of their affiliates desire to initiate or pursue an opportunity to undertake, engage in, acquire or invest in a business or activity or operation within the scope of the business of Equistar, such opportunity must first be offered to Equistar. Equistar has certain options to participate in such opportunity but if it determines not to participate, the party offering the opportunity is free to pursue it on its own. If the opportunity within Equistar's scope of business constitutes less than 25 percent of an acquisition that is otherwise not within the scope of the business of Equistar, Lyondell, Millennium or Occidental, as the case may be, may make such acquisition provided that after such acquisition, the portion within the scope of the business of Equistar is offered to Equistar pursuant to the foregoing provisions.

  Lyondell has agreed to provide certain administrative services to Equistar, including certain legal, risk management, treasury services, tax services and employee benefit plan administration. Equistar has also agreed to provide certain services to Lyondell, such as health, safety and environmental services, human resource services, information services and legal services. As a consequence of services being provided by Equistar to Lyondell and by Lyondell to Equistar, a monthly net payment is made by Equistar to Lyondell with respect thereto. See
Note 4 of Notes to Consolidated Financial Statements. Equistar and Millennium Petrochemicals are also parties to a number of agreements for the provision of services, utilities and materials from one party to the other at common locations, principally LaPorte and Cincinnati. An affiliate of Occidental provides services to Equistar, including services related to accounting, payroll, office administration, marketing, transportation, purchasing and procurement, management, human resources, customer service, technical services and others, pursuant to a Transition Services Agreement, which will terminate on June 1, 1999.

  Lyondell, Millennium Petrochemicals and the Occidental Subsidiaries each entered into a Master Intellectual Property Agreement with Equistar. The Master Intellectual Property Agreements provide for (i) the transfer of certain intellectual property of Lyondell, Millennium Petrochemicals and the Occidental Subsidiaries related to the businesses each contributed to Equistar, (ii) certain rights and licenses to Equistar with respect to intellectual property retained by Lyondell, Millennium Petrochemicals or the Occidental Subsidiaries that was not solely related to the business of Equistar but is useful in such business and (iii) certain rights and licenses from Equistar to Lyondell, Millennium Petrochemicals and the Occidental Subsidiaries, respectively, with respect to intellectual property transferred to Equistar that Lyondell, Millennium Petrochemicals and the Occidental Subsidiaries may use with respect to their other businesses.

  Lyondell, Millennium, Occidental and certain of its affiliates and Equistar are parties to an Amended and Restated Parent Agreement dated as of May 15, 1998, which provides that, among other things, each of Lyondell, Millennium and an Occidental affiliate guarantees the performance by their respective subsidiaries under various agreements entered into in connection with the formation of Equistar, including the Equistar Partnership Agreement and the asset transfer agreements providing for the transfer of assets by Lyondell, Millennium Petrochemicals and the Occidental Subsidiaries, respectively, to Equistar.

                            EQUISTAR PETROCHEMICALS

Overview

  Equistar produces a variety of petrochemicals, including olefins, oxygenated chemicals, aromatics and specialty chemicals, at twelve facilities located in six states. Olefins include ethylene, propylene and butadiene. Oxygenated chemicals include EO, EG, ethanol and MTBE. Aromatics produced are benzene and toluene. Equistar's petrochemical products are used to manufacture polymers and intermediate chemicals, which are used in a variety of consumer and industrial products. Ethylene is the most significant petrochemical in terms of worldwide production volume and is the key building block for polyethylene and a large number of other chemicals, plastics and synthetics.

  The Chocolate Bayou, Corpus Christi and two Channelview, Texas olefins plants use petroleum liquid feedstocks, including naphtha, condensates and gas oils (collectively "Petroleum Liquids"), to produce ethylene. The cost of ethylene production from Petroleum Liquids feedstocks historically has been less than the cost of producing ethylene from natural gas liquids feedstocks, including ethane, propane and butane (collectively, "NGLs").

  The use of Petroleum Liquids results in the production of a significant amount of co-products such as propylene, butadiene, benzene and toluene, and specialty chemicals, such as dicyclopentadiene ("DCPD"), isoprene, resin oil, piperylenes, hydrogen and alkylate. Based upon independent third-party surveys, management believes that its Channelview facility is the lowest production cost olefins facility in North America. Equistar's Morris, Illinois, Clinton, Iowa, Lake Charles, Louisiana and LaPorte, Texas plants are designed to use primarily NGLs which produce primarily ethylene with some co-products such as propylene. In addition, Equistar currently is modifying the LaPorte plant to run certain Petroleum Liquids feedstocks. A comprehensive pipeline system connects the Gulf Coast plants with major olefins customers. Feedstocks are sourced both internationally and domestically and are shipped via vessel and pipeline.

  Equistar produces EO and its primary derivative, EG, at facilities located at Pasadena, Texas and through a 50/50 joint venture with DuPont in Beaumont, Texas. The Pasadena facility also produces other derivatives of EO, principally ethers and ethanolamine. EG is used in antifreeze and in polyester fibers, resins and films. The other EO derivatives are used in many consumer and industrial end uses, such as detergents and surfactants, brake fluids and polyurethane foams for seating and bedding.

  Equistar produces synthetic ethyl alcohol at its Tuscola, Illinois plant by a direct hydration process that combines water and ethylene. Equistar also owns and operates facilities in Newark, New Jersey and Anaheim, California for denaturing ethyl alcohol by the addition of certain chemicals. In addition, it produces small volumes of diethyl ether, a by-product of its ethyl alcohol production, at Tuscola. These ethyl alcohol products are ingredients in various consumer and industrial products as described more fully in the table below.

  The following table outlines Equistar's primary petrochemical products, annual rated capacity and the primary uses for such products.

        Product                 Rated Capacity(a)                        Primary Uses
        -------                 -----------------                        ------------
OLEFINS:

Ethylene                  11.5 billion pounds           Ethylene is used as a feedstock to
                                                        manufacture polyethylene, EO, ethylene
                                                        dichloride and ethylbenzene.

Propylene                 5.0 billion pounds(b)         Propylene is used to produce polypropylene,
                                                        acrylonitrile and propylene oxide.

Butadiene                 1.2 billion pounds            Butadiene is used to manufacture styrene
                                                        butadiene rubber and polybutadiene rubber,
                                                        which are used in the manufacture of tires,
                                                        hoses, gaskets and other rubber products.
                                                        Butadiene is also used in the production of
                                                        paints, adhesives, nylon clothing, carpets
                                                        and engineered plastics.

OXYGENATED PRODUCTS:

Ethylene Oxide (EO) and   1.1 billion pounds EOE;       EO is used to produce surfactants, industrial
Equivalents (EOE)         400 million pounds as pure EO cleaners, cosmetics, emulsifiers, paint, heat transfer fluids and ethylene glycol
                                                        (polyester fibers and film, polyethylene
                                                        terephthalate ("PET") resin and antifreeze).

Ethylene Glycol(EG)       1 billion pounds              EG is used to produce polyester fibers and
                                                        film, PET resin, heat transfer fluids, paint
                                                        and automobile antifreeze.

Ethylene Oxide            225 million pounds            EO derivatives are used to produce paint and
Derivatives                                             coatings, polishes, solvents and chemical
                                                        intermediates.

MTBE                      284 million gallons           MTBE is an octane enhancer and clean fuel
                          (18,500 barrels/day)(c)       additive in reformulated gasoline.

AROMATICS:

Benzene                   301 million gallons           Benzene is used to produce styrene, phenol
                                                        and cyclohexane. These products are used in
                                                        the production of nylon, plastics, rubber and
                                                        polystyrene. Polystyrene is used in
                                                        insulation, packaging and drink cups.

Toluene                   66 million gallons            Toluene is used as an octane enhancer in
                                                        gasoline, as a chemical feedstock for benzene
                                                        production, and a core ingredient in TDI, a
                                                        compound in urethane production.

SPECIALTY CHEMICALS:

Dicyclopentadiene (DCPD)  80 million pounds             DCPD is a component of inks, adhesives and
                                                        polyester resins for molded parts such as tub
                                                        and shower stalls and boat hulls.

Isoprene                  105 million pounds            Isoprene is a component of premium tires,
                                                        adhesive sealants and other rubber products.

Resin Oil                 120 million pounds            Resin oil is used in the production of hot-
                                                        melt-adhesives, inks, sealants, paints and
                                                        varnishes.

Piperylenes               100 million pounds            Piperylenes are used in the production of
                                                        adhesives, inks and sealants.

Hydrogen                  44 billion cubic feet         Hydrogen is used by refineries to remove
                                                        sulfur from process gas in heavy crude oil.

Alkylate                  337 million gallons(d)        Alkylate is a premium blending component used
                                                        by refiners to meet Clean Air Act standards
                                                        for reformulated gasoline.

Ethyl Alcohol             50 million gallons            Ethyl alcohol is used in the production of
                                                        solvents as well as household, medicinal and
                                                        personal care products.

Diethyl Ether             5 million gallons             Diethyl ether is used in laboratory reagents,
                                                        gasoline and diesel engine starting fluid,
                                                        liniments, analgesics and smokeless gun
                                                        powder.

--------
(a) Unless otherwise specified, represents rated capacity at January 1, 1999. The term "rated capacity," as used in this table, is calculated by estimating the number of days in a typical year that a production unit of a plant is expected to operate, after allowing for downtime for regular maintenance, and multiplying that number by an amount equal to the unit's optimal daily output based on the design feedstock mix. Because the rated capacity of a production unit is an estimated amount, the actual production volumes may be more or less than the rated capacity. Capacities shown include 100 percent of the capacity of Equistar, of which the Company owns 41 percent.
(b) Does not include refinery grade material or production from the product flexibility unit at Equistar's Channelview facility, which can convert ethylene and other light petrochemicals into propylene and has a current rated capacity of one billion pounds per year of propylene.
(c) Includes up to 44 million gallons/year of capacity which is operated for the benefit of LCR.
(d) Includes up to 172 million gallons/year of capacity which is operated for the benefit of LCR.

Raw Materials

  Olefins feedstock cost is generally the largest component of total cost for the petrochemicals business. Olefins plants with the flexibility to consume a wide range of feedstocks are able to maintain higher profitability during periods of changing energy and petrochemicals prices than olefins plants that are restricted in their feedstock processing capability. The primary feedstocks used in the production of olefins are Petroleum Liquids (also referred to as "heavy feedstocks") and NGLs (also referred to as "light feedstocks"). As of January 1, 1999, approximately 44 percent of domestic ethylene capacity was limited to NGL feedstocks and approximately 56 percent of domestic capacity processed to some extent both NGLs and Petroleum Liquids. Petroleum Liquids have had a historical variable margin advantage over NGLs such as ethane and propane. For example, using Petroleum Liquid feedstocks typically generates between one and four cents additional margin per pound of ethylene produced compared to using ethane. Equistar has the capability to realize this margin advantage at the Channelview, Corpus Christi and Chocolate Bayou facilities. This variable margin advantage is expected to continue due to the significantly higher capital cost for plants with the capability to process both heavy feedstocks (Petroleum Liquids) and the co-products which result from processing Petroleum Liquid feedstocks in contrast to processing light feedstocks (NGLs).

  The Channelview facility is unusually flexible in that it can process 100 percent Petroleum Liquids or up to 80 percent NGL feedstocks. The Corpus Christi plant can process up to 70 percent Petroleum Liquids or up to 70 percent NGLs. The Chocolate Bayou facility processes 100 percent Petroleum Liquids. Equistar's four other olefins facilities currently process only NGLs. Equistar, however, is in the process of upgrading the LaPorte facility to integrate the operations of the LaPorte and Channelview facilities to permit the LaPorte facility to process 25 percent to 30 percent Petroleum Liquids and the Channelview facility to process the co-products resulting from the processing of Petroleum Liquids at LaPorte.

  The majority of Equistar's Petroleum Liquids requirements are obtained under contracts or on the spot market from a variety of third-party domestic and foreign sources. Equistar also purchases NGLs from a wide variety of domestic sources. Equistar obtains a portion of its olefins feedstock requirements from LCR at market-based prices.

  In addition to producing its own ethylene, Equistar assumed certain agreements of an affiliate of Millennium for the purchase of ethylene from Gulf Coast producers at market prices. Ethylene purchase obligations under the assumed contracts will decline to zero at the end of 2000.

Marketing and Sales

  Ethylene produced by the LaPorte, Morris and Clinton facilities is generally consumed as feedstock by the polymers operations at those sites. Ethylene and propylene produced at the Channelview, Corpus Christi, Chocolate Bayou and Lake Charles olefins plants are generally distributed by pipeline or via exchange agreements to Equistar's Gulf Coast polymer and EO facilities as well as to other third parties. As of December 31, 1998, approximately 75 percent of the ethylene produced by Equistar was consumed internally or sold to Equistar's affiliates based on current market prices.

  With respect to sales to third parties, Equistar sells a majority of its olefins products to customers with whom Lyondell and Occidental have had long-standing relationships. Over the past three years, no single unrelated third party customer accounted for more than 10% of total segment revenues in any one year.

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

  EO and EG are sold under long-term contracts of three to five years' duration to third-party customers, with pricing negotiated on a quarterly basis to reflect market conditions. Glycol ethers are sold primarily into the solvent and distributor markets under one-year contracts at market prices, as are ethanolamines and brake fluids. Ethanol and ethers are sold to third-party customers under one-year contracts at market prices.

  Equistar licenses MTBE technology under a license entered into with ARCO Chemical and sells a significant portion of MTBE produced at one of its two Channelview units to Lyondell at market-related prices. The production from the second unit is consumed by LCR for gasoline blending. MTBE produced at Chocolate Bayou is sold to third parties at market-related prices.

  Equistar sells most of its aromatics production under contracts that have initial terms ranging from two to three years and that typically contain automatic one-year term extension provisions. These contracts generally provide for monthly or quarterly price adjustments based upon current market prices. Aromatics produced by LCR, with the exception of benzene, are marketed by Equistar for LCR under contracts with similar terms to Equistar's own. Benzene produced by LCR is sold directly to Equistar at market-related prices.

  Most of the ethylene and propylene production of the Channelview, Chocolate Bayou, Corpus Christi and Lake Charles facilities is shipped via a 1,430-mile pipeline system which has connections to numerous Gulf Coast ethylene and propylene consumers. This pipeline system, some of which is owned and some of which is leased by Equistar, extends from Corpus Christi to Mont Belvieu to Port Arthur, Texas as well as around the Lake Charles, Louisiana area. In addition, exchange agreements with other olefins producers allow access to customers who are not directly connected to Equistar's pipeline system. Some propylene is shipped by ocean-going vessel. Ethylene oxide and its derivatives are shipped by railcar. Butadiene, aromatics and other petrochemicals are distributed by pipeline, railcar, truck, barge or ocean-going vessel.

Competition and Industry Conditions

  The basis for competition in Equistar's petrochemicals products is price, product quality, product deliverability and customer service. Equistar competes with other large domestic producers of petrochemicals, including Amoco Chemical Company, Chevron Chemical Company, Dow Chemical Company, Exxon Chemical Company, Huntsman Chemical Company, Mobil Chemical Company, Phillips Petroleum Company, Shell Chemical Company and Union Carbide Corporation.

  The combined rated capacity of Equistar's olefins units at January 1, 1999 was approximately 11.5 billion pounds of ethylene per year or approximately 18 percent of total North American production capacity. Based on published rated production capacities, Equistar believes it is the largest producer of ethylene in North America. North American ethylene rated capacity at January 1, 1999 was approximately 62 billion pounds per year. Of the total ethylene production capacity in the United States, approximately 95 percent is located along the Gulf Coast, and approximately 80 percent is owned by nine manufacturers.

  Petrochemicals profitability is affected by the level of demand for petrochemicals and derivatives, along with vigorous price competition among producers which may intensify due to, among other things, the addition of new capacity. In general, weak economic conditions either in the United States or in the world and higher feedstock costs tend to reduce demand and/or put pressure on margins. Capacity additions in excess of annual growth also put pressure on margins. In addition, in recent years, industry consolidation has occurred, a trend the Company expects will continue. It is not possible to predict accurately the changes in feedstock costs, market conditions and other factors that will affect petrochemical industry margins in the future.

  The petrochemicals industry historically has experienced significant volatility in capacity utilization and profitability. Producers of olefins primarily for merchant supply to unaffiliated customers typically experience greater variations in their sales volumes and profitability when industry supply and demand relationships are at extremes in comparison to more integrated competitors, i.e., those with a higher proportion of captive demand for olefins derivatives production. Equistar currently consumes or sells to its partners' downstream derivatives facilities approximately 75 percent of its ethylene production, which has the effect of reducing volatility.

  Equistar's other major commodity chemical products also experience cyclical market conditions similar to, although not necessarily coincident with, those of ethylene.

                               EQUISTAR POLYMERS

Overview

  Through twelve facilities located in four states, Equistar's polymers segment manufactures a wide variety of polyolefins, including polyethylene, polypropylene and various performance polymers.

  Equistar currently manufactures polyethylene using a variety of technologies at six facilities in Texas and at its Morris, Illinois and Clinton, Iowa facilities. The Morris and Clinton facilities are the only polyethylene facilities located in the Midwest and enjoy a freight cost advantage over Gulf Coast producers in delivering products to customers in the Midwest and on the East Coast of the United States. Polyethylene is used in a wide variety of consumer products, packaging materials and industrial applications.

  Equistar's Morris, Illinois and Pasadena, Texas facilities manufacture polypropylene using propylene produced as a co-product of Equistar's ethylene production as well as propylene purchased from third parties. Polypropylene is sold for various applications in the automotive, housewares and appliance industries. Equistar also produces performance polymer products, which include enhanced grades of polyethylene and polypropylene, at several of its polymers facilities. The Company believes that, over a business cycle, average selling prices and profit margins for performance polymers tend to be higher than average selling prices and profit margins for higher-volume commodity polyethylenes. Equistar produces concentrates and compounds at its facilities in Crockett, Texas and Heath, Ohio. Concentrates and compounds are polyethylene compounds impregnated with additives and/or pigments and sold to converters who mix the compounds with larger volumes of polymers, including polyethylene, to produce various products. Equistar produces wire and cable resins and compounds at Morris, Illinois, LaPorte, Texas, Tuscola, Illinois, Crockett, Texas and Fairport Harbor, Ohio. Wire and cable resins and compounds are used to insulate copper and fiber optic wiring in power, telecommunication, computer and automobile applications.

  The following table outlines Equistar's polymers and performance polymers products, annual rated capacity, and the primary uses for such products:

        Product            Rated Capacity(a)                   Primary Uses
        -------            -----------------                   ------------
High density              3.4 billion pounds(b) HDPE is used to manufacture grocery,
polyethylene (HDPE)                             merchandise and trash bags; food containers
                                                for items from frozen desserts to
                                                margarine; plastic caps and closures;
                                                liners for boxes of cereal and crackers;
                                                plastic drink cups and toys; dairy crates;
                                                bread trays and pails for items from paint
                                                to fresh fruits and vegetables; safety
                                                equipment such as hard hats; house wrap for
                                                insulation; bottles for
                                                household/industrial chemicals and motor
                                                oil; milk/water/juice bottles; and large
                                                (rotomolded) tanks for storing liquids like
                                                agricultural and lawn care chemicals.

Low density polyethylene  1.7 billion pounds    LDPE is used to manufacture food packaging
(LDPE)                                          films; plastic bottles for packaging food
                                                and personal care items; dry cleaning bags;
                                                ice bags; pallet shrink wrap; heavy-duty
                                                bags for mulch and potting soil; boil-in-
                                                bag bags; coatings on flexible packaging
                                                products; and coatings on paper board such
                                                as milk cartons. Specialized forms of LDPE
                                                are Ethyl Methyl Acrylate ("EMA"), which
                                                provides adhesion in a variety of
                                                applications, and Ethylene Vinyl Acetate
                                                ("EVA"), which is used in foamed sheets,
                                                bag-in-box bags, vacuum cleaner hoses,
                                                medical tubing, clear sheet protectors and
                                                flexible binders.

Linear low density        1.1 billion pounds    LLDPE is used to manufacture garbage and
polyethylene (LLDPE)                            lawn-leaf bags; housewares; lids for coffee
                                                cans and margarine tubs; and large
                                                (rotomolded) toys like outdoor gym sets.

Polypropylene             680 million pounds    Polypropylene is used to manufacture fibers
                                                for carpets, rugs and upholstery;
                                                housewares; automotive battery cases;
                                                automotive fascia, running boards and
                                                bumpers; grid-type flooring for sports
                                                facilities; fishing tackle boxes; and
                                                bottle caps and closures.

Wire and Cable            (c)                   Wire and cable resins and compounds are
Resins and Compounds                            used to insulate copper and fiber optic
                                                wiring in power, telecommunication,
                                                computer and automobile applications.

Polymeric Powders         (c)                   Polymeric powders are component products in
                                                structural and bulk molding compounds,
                                                parting agents and filters for appliance,
                                                automotive and plastics processing
                                                industries.

Concentrates and          150 million pounds    Concentrates and compounds provide color in
Compounds                                       film, bottles and foam sheets; the "slip"
                                                that keeps film from sticking together;
                                                flame retardancy; resistance to UV
                                                radiation; and the "gas bubbles" to make
                                                foamed plastic products.

Polymers for Adhesives,   (c)                   Polymers are components in hot-metal-
Sealants and Coatings                           adhesive formulations for case, carton and
                                                beverage package sealing, glue sticks,
                                                automotive sealants, carpet backing and
                                                adhesive labels.

Reactive Polyolefins      (c)                   Reactive polyolefins are functionalized
                                                polymers used to bond non-polar and polar
                                                substrates in barrier food packaging, wire
                                                and cable insulation and jacketing,
                                                automotive gas tanks and metal coating
                                                applications.

Liquid Polyolefins        (c)                   Liquid polyolefins are a diesel fuel
                                                additive to inhibit freezing.

-------
(a) Unless otherwise specified, represents rated capacity at January 1, 1999. The term "rated capacity," as used in this table, is calculated by estimating the number of days in a typical year that a production unit of a plant is expected to operate, after allowing for downtime for regular maintenance, and multiplying that number by an amount equal to the unit's optimal daily output based on the design feedstock mix. Because the rated capacity of a production unit is an estimated amount, the actual production volumes may be more or less than the rated capacity. Capacities shown include 100 percent of the capacity of Equistar, of which the Company owns 41 percent.
(b) Equistar increased its HDPE capacity by approximately 125 million pounds in 1998. The idling of a portion of the Port Arthur facility effective March 31, 1999 will result in a decrease in the stated capacity by 300 million pounds at the end of the first quarter of 1999. A 480 million pound HDPE resin expansion project at the Matagorda facility has a targeted start-up in the third quarter of 1999.
(c) These are enhanced grades of polyethylene and are included in the capacity figures for HDPE, LDPE and LLDPE above, as appropriate.

Raw Materials

  With the exception of the Chocolate Bayou polyethylene plant, Equistar's polyethylene and polypropylene production facilities can receive their ethylene and propylene directly from Equistar's petrochemical facilities via Equistar's olefins pipeline system or Equistar's own production at the site. The polyethylene plants at Chocolate Bayou, LaPorte, Port Arthur and Pasadena, Texas are pipeline-connected to third parties and can receive ethylene via exchanges or purchases. The polypropylene facility at Morris, Illinois also receives propylene from a third party.

Marketing and Sales

  Equistar's polymers products are primarily sold to an extensive base of established customers, many under term contracts, typically having a duration of one to three years. The remainder is generally sold without contractual term commitments. In either case, in most of the continuous supply relationships, prices are subject to change upon mutual agreement between Equistar and the customer.

  Polymers are primarily distributed via railcar. Equistar owns or leases, pursuant to long-term lease arrangements, approximately 10,000 railcars for use in its polymers business. Equistar sells its polymers products in the United States primarily through its own sales organization. It generally engages sales agents to market its products in the rest of the world.

Competition and Industry Conditions

  The basis for competition in Equistar's polymers products is product performance, product quality, product deliverability, customer service and price. Equistar competes with other large producers of polymers, including Chevron Chemical Corporation, Dow Chemical Company, Eastman Chemical Company, Exxon Chemical Company, Formosa Plastics, Huntsman Chemical Company, NOVA Corporation, Phillips Petroleum Company, Solvay Polymers, Total Fina, Union Carbide Corporation and Westlake Polymers. Polymers profitability is affected by the worldwide level of demand for polymers, along with vigorous price competition which may intensify due to, among other things, new domestic and foreign industry capacity. Margins for polymers tend to follow the trend of the margins of their raw materials with a six to nine months' lag. In general, weak economic conditions either in the United States or elsewhere in the world tend to reduce demand and put pressure on margins. It is not possible to predict accurately the changes in feedstock costs, market conditions and other factors which will affect polymers industry margins in the future.

  Based on published rated industry capacities, Equistar is the largest producer of polyethylene in North America and is a leading domestic producer of polyolefins powders, compounds, wire and cable resins, and polymers for adhesives. The combined rated capacity of Equistar's polyethylene units as of January 1, 1999 was approximately 6.2 billion pounds per year or approximately 18 percent of total industry capacity in North America. There are 19 other North American producers of polyethylene, including Chevron Chemical Company, Dow Chemical Company, Exxon Chemical Company, Phillips Petroleum Company, Solvay Polymers and Union Carbide Corporation. Equistar's polypropylene capacity, 680 million pounds per year as of January 1, 1999, represents just under 5 percent of the total North American polypropylene capacity. There are 14 other North American competitors in the polypropylene business, including Amoco Chemical Company, Exxon Chemical Company, Montell Polyolefins, BV and Total Fina.

                  EQUISTAR PROPERTIES AND EMPLOYEE RELATIONS

  Equistar's principal manufacturing facilities and principal products are set forth below. All of these facilities are wholly owned by Equistar unless otherwise noted.

        Location                        Principal Products
        --------                        ------------------
Beaumont, Texas(a)...... EG
Channelview, Texas(b)... Ethylene, Propylene, Butadiene, Benzene,
                         Toluene, DCPD, Isoprene, Resin Oil, Piperylenes,
                         Alkylate and MTBE
Corpus Christi, Texas... Ethylene, Propylene, Butadiene and Benzene
Chocolate Bayou,
 Texas(c)............... HDPE
Chocolate Bayou,
 Texas(c)(d)............ Ethylene, Propylene, Butadiene, Benzene,
                         Toluene, DCPD, Isoprene, Resin Oil and MTBE
Crockett, Texas......... Wire and Cable Resins and Compounds and
                         Concentrates and Compounds
LaPorte, Texas.......... Ethylene, Propylene, LDPE, LLDPE, HDPE and
                         Liquid Polyolefins
Matagorda, Texas........ HDPE
Pasadena, Texas(e)...... EO, EG and Other EO Derivatives
Pasadena, Texas(e)...... Polypropylene and LDPE
Port Arthur, Texas(f)... LDPE and HDPE
Victoria, Texas(d)...... HDPE
Lake Charles,
 Louisiana(g)........... Ethylene, and Propylene
Morris, Illinois........ Ethylene, LDPE, LLDPE and Polypropylene
Tuscola, Illinois....... Ethyl Alcohol, Diethyl Ether, Wire and Cable
                         Resins and Compounds and Polymeric Powders
Clinton, Iowa........... Ethylene, LDPE and HDPE
Fairport Harbor,         Wire and Cable Resins and Compounds,
 Ohio(g)................ Concentrates and Compounds
Heath, Ohio............. Wire and Cable Resins and Compounds,
                         Concentrates and Compounds
Anaheim, California..... Denatured Alcohol
Newark, New Jersey...... Denatured Alcohol

--------
(a) The Beaumont facility is owned by PD Glycol, a partnership owned 50 percent by Equistar and 50 percent by DuPont.
(b) The Channelview facility has two ethylene processing units. Lyondell Methanol owns a methanol plant located within the Channelview facility on property Lyondell Methanol leases from Equistar. A third party owns and operates a facility on land leased from Equistar that is used to purify hydrogen from Lyondell Methanol's methanol plant. Equistar also operates a styrene maleic anhydride unit and a polybutadiene unit which are owned by a third party and are located on property leased from Equistar within the Channelview facility.
(c) Millennium and Occidental each contributed a facility located in Chocolate Bayou. These facilities are not on contiguous property.
(d) The land is leased, and the facility is owned.
(e) Occidental and Lyondell each contributed facilities located in Pasadena. These facilities are primarily on contiguous property, and Equistar plans to operate them as one site to the extent practicable. These facilities are operated in conjunction with the LaPorte facility.
(f) A portion of the HDPE capacity of the Port Arthur facility will be idled on March 31, 1999 (resulting in a decrease of 300 million pounds of capacity), and could be restarted when market conditions warrant.
(g) The facilities and land are leased.

  Equistar also owns a storage facility, a brine pond and a tract of vacant land in Mont Belvieu, Texas, located approximately 15 miles east of the Channelview facility. Storage capacity for up to approximately 13 million barrels of NGL feedstocks, ethylene, propylene and other hydrocarbons is provided in salt domes at the Mont Belvieu facility. There are an additional 3 million barrels of ethylene and propylene storage operated by Equistar on leased property in Markham, Texas.

  Equistar owns an extensive olefins pipeline system which extends from Corpus Christi to Mont Belvieu to Port Arthur and around the Lake Charles area. Equistar owns other pipelines in connection with its Morris, Clinton, Tuscola, Chocolate Bayou, Matagorda, Victoria, Corpus Christi and LaPorte facilities. Equistar owns and leases several pipelines connecting the Channelview facility, the Refinery and the Mont Belvieu storage facility; these pipelines are used to transport feedstocks, butylenes, hydrogen, butane, MTBE and unfinished gasolines. Equistar also owns a barge docking facility near the Channelview facility capable of berthing eight barges and related terminal equipment for loading and unloading feedstocks and products. Equistar owns or leases pursuant to long-term lease arrangements approximately 10,000 railcars for use in its business.

  Equistar sub-leases its executive offices and corporate headquarters from Lyondell in downtown Houston. In addition, Equistar owns facilities which house the Morris and Cincinnati research operations. Equistar also leases sales facilities and leases storage facilities, primarily in the Gulf Coast area, from various third parties for the handling of products.

  As of December 31, 1998, Equistar employed approximately 5,000 full-time employees. Equistar also uses the services of independent contractors in the routine conduct of its business. Approximately 365 hourly workers are covered by collective bargaining agreements. Equistar believes that its relations with its employees are good.

           EQUISTAR RESEARCH AND TECHNOLOGY; PATENTS AND TRADEMARKS

  Equistar maintains a significant research and development facility in Cincinnati, Ohio. Equistar has additional research facilities in Morris, Illinois, Matagorda, Texas and Plano, Texas.

  The Channelview facility employs proprietary technology owned by Lyondell to convert ethylene and other light petrochemical streams into propylene. Equistar is conducting a research project to investigate alternative feedstocks for use at the Channelview, Chocolate Bayou and/or Corpus Christi facilities. These alternative feedstocks could significantly lower costs and provide an additional competitive advantage at these facilities.

  Recent polymers industry announcements relate to the development of single-site catalysts. Successful development and commercialization of these catalysts are expected to result in enhanced polymer properties. Equistar is conducting a broad search to evaluate outside technology and is concentrating in-house research in an effort to identify and develop single-site catalysts for use in the production of polyolefins resins. Equistar holds several United States patents and the rights to certain patents pending in connection with research and development efforts in this area. Equistar is not dependent upon obtaining or retaining any particular patent, and it believes the failure to receive or retain any individual patent would not have a material adverse effect on its operations.

  Equistar uses numerous technologies in its operations, many of which are licensed from third parties. Significant licenses held by Equistar include the BP Chemicals fluid bed polyethylene process for the production of both LLDPE and HDPE, the Unipol process for the production of LLDPE, and certain other licenses for the production of polyethylene and polypropylene. Equistar is not dependent on the retention of any particular license, and it believes that the loss of any individual license would not have a material adverse effect on its operations.

  Equistar acquired rights to numerous recognized brand names from Lyondell and Millennium Petrochemicals in connection with its formation, including ALATHON(R), KromaLon(R), Petrothene(R), Ultrathene(R), Vynathene(R) and Microthene(R). Equistar's rights to use these trademarks are perpetual as long as Equistar actively uses the trademarks. Equistar is not dependent upon any particular trademark, and it believes the loss of any individual trademark would not have a material adverse effect on its operations.

                          LYONDELL-CITGO REFINING LP

Overview

  Lyondell participates in petroleum refining through an equity interest in LCR. Lyondell holds a 58.75 percent interest and CITGO holds a 41.25 percent interest in LCR. LCR owns and operates the Refinery which is located on the Houston Ship Channel in Houston, Texas. The Refinery is a full conversion refinery designed to run extra heavy (17 degree API), high sulfur crude oil which is less expensive than other crudes. Processing extra heavy, high sulfur crude oil in significant quantities requires a refinery with extensive coking, catalytic cracking, hydrotreating and desulfurization capabilities, i.e., a "complex refinery." The Refinery's complexity enables it to operate in full conversion mode producing a slate of products that is approximately 95 percent high value, clean products (most refineries produce 70 percent or less of high value, clean products such as gasoline and diesel). In addition, the Refinery's complexity allows it to produce most of these clean products as premium grades such as reformulated gasoline, jet fuel, low sulfur diesel and aromatics chemicals. The Refinery's products include conventional and reformulated gasoline, low sulfur diesel, jet fuel, aromatics, lubricants (industrial lubricants, motor oils, white oils and process oils), carbon black oil, sulfur, residual fuel and petroleum coke. The aromatics chemicals produced by the Refinery are benzene, toluene, orthoxylene and paraxylene. These products are sold to intermediate chemicals and polyester intermediate manufacturers and are ultimately used in clothing, soft drink bottles and drink cups, audio and video tapes, and resins.

  LCR was formed in 1993 to upgrade the Refinery's ability to process substantial additional volumes of lower cost, extra heavy, higher margin crude oil. An upgrade project completed in 1997 (the "Upgrade Project") increased the extra heavy crude oil processing capability of the Refinery from 130,000 barrels per day of 22 degree API gravity crude oil to approximately 260,000 barrels per day of 17 degree API gravity crude oil. The 17 degree API gravity crude oil is more viscous and dense than traditional crude oil and contains higher concentrations of sulfur and heavy metals, making it more difficult to refine into gasoline and other high value fuel products but less costly to purchase. The Upgrade Project also included expansion of the Refinery's reformulated gasoline and low sulfur diesel production capability.

  The Upgrade Project, which cost approximately $1.1 billion, was funded through a combination of approximately $485 million in capital contributions to LCR by CITGO (including cash contributions for financing costs and reinvestment of operating cash distributions), a $450 million construction loan credit facility (the "Construction Facility") provided by a group of banks, and $166 million and $16 million in subordinated loans to LCR from Lyondell and CITGO, respectively.

  In exchange for CITGO's Upgrade Project capital contributions, together with an additional $130 million in equity contributions CITGO had previously made to LCR, CITGO's participation interest in LCR increased effective April 1, 1997, and is currently 41.25 percent. CITGO has a one-time option expiring in the year 2000 to increase its participation interest in LCR up to 50 percent by making an additional equity contribution.

  The following table outlines LCR's primary products, annual rated capacity and the primary uses for such products:

        Product               Rated Capacity(a)                       Primary Uses
        -------               -----------------                       ------------
Gasoline(b)............. 120,000 barrels per day     Automotive fuel
Diesel (#2
 Distillate)(b)......... 75,000 barrels per day      Fuel for diesel cars and trucks
Jet Fuel(b)............. 22,000 barrels per day      Aviation fuel
Benzene(c).............. 50 million gallons per year Nylon for clothing and consumer items;
                                                     polystyrene for insulation, packaging and
                                                     drink cups
Toluene(d).............. 37 million gallons per year Gasoline component and chemical feedstock for producing benzene
Paraxylene(d)........... 400 million pounds per year Polyester fibers for clothing and fabrics,
                                                     PET soft drink bottles and films for audio
                                                     and video tapes
Orthoxylene(d).......... 270 million pounds per year Plasticizer in products such as rainwear, shower curtains, toys and auto upholstery and
                                                     an intermediate in paints and fiberglass
Lube Oils(e)............ 4,000 barrels per day       Automotive and industrial engine and lube
                                                     oils, railroad engine additives and white
                                                     oils for food-grade applications

--------
(a) Unless otherwise specified, represents rated capacity at January 1, 1999. The term "rated capacity," as used in this table, is calculated by estimating the number of days in a typical year that a production unit of a plant is expected to operate, after allowing for downtime for regular maintenance, and multiplying that number by an amount equal to the unit's optimal daily output based on the design feedstock mix. Because the rated capacity of a production unit is an estimated amount, the actual production volumes may be more or less than the rated capacity. Capacities shown include 100 percent of the capacity of LCR, of which the Company owns 58.75 percent.
(b) Produced by LCR and sold to CITGO.
(c) Produced by LCR and sold to Equistar.
(d) Produced by LCR and marketed for LCR by Equistar.
(e) Effective January 1999, all lubricant products produced by LCR are sold to CITGO.

Management of LCR

  LCR is a limited partnership organized under the laws of the state of Delaware, following its conversion from a Texas limited liability company effective December 31, 1998. Lyondell owns its interest in LCR through two wholly owned subsidiaries, one of which serves as a general partner and one of which serves as a limited partner. Similarly, CITGO owns its interest in LCR through two wholly owned subsidiaries, a general partner and a limited partner.

  LCR is governed by a Limited Partnership Agreement (the "LCR Partnership Agreement"), which provides for, among other things, the ownership and cash distribution rights of the partners. The LCR Partnership Agreement also provides that LCR is managed by a Partnership Governance Committee, which is composed of six representatives, three appointed by each general partner. Actions requiring unanimous consent of the representatives include, without limitation, amendment of the LCR Partnership Agreement, borrowing money, delegations of authority to committees, certain purchase commitments and capital expenditures. The day-to-day operations of the Refinery are managed by the executive officers of LCR as appointed by the Partnership Governance Committee.

Agreements between Lyondell or CITGO and LCR

  LCR is a party to a number of agreements with Lyondell and CITGO. Lyondell currently performs administrative services for LCR pursuant to an Administrative Services Agreement, which is renegotiated annually.

  Under the terms of certain long-term agreements, CITGO will purchase all of the lubricant products manufactured by LCR. In conjunction therewith, CITGO will operate LCR's Birmingport, Alabama lubricants plant.

  In addition, under the terms of a long-term product sales agreement ("Products Agreement"), CITGO purchases from LCR substantially all of the refined products produced at the Refinery.

Agreements between Equistar and LCR

  Prior to the formation of Equistar, Lyondell was a party with LCR to multiple agreements designed to preserve much of the synergy between the Refinery and the Channelview facility. Such agreements were assumed by Equistar from Lyondell effective December 1, 1997. Economic evaluations at the Channelview facility and the Refinery are based on sending products to the highest-value disposition, which may be local use, use at the other site, or third party sales. Certain Refinery products (propane, butane, low-octane naphthas, heating oils, and gas oils) can be used as feedstocks for olefins production, and certain Channelview facility olefins by-products can be processed by the Refinery into gasoline. Butylenes from the Refinery are tolled through the Channelview facility for the production of alkylate and MTBE for gasoline blending. Hydrogen from the Channelview facility is used at the Refinery for sulfur removal and product stabilization.

  In accordance with a marketing services agreement, Equistar currently serves as LCR's sole agent to market aromatics products produced by LCR.

  In addition, under a long-term agreement, Equistar and LCR perform certain manufacturing services for one another.

Raw Materials

  In connection with its formation, LCR entered into a long-term crude supply agreement ("Crude Supply Agreement") with Lagoven, S.A., now known as PDVSA Petroleo y Gas S.A. ("PDVSA Oil"), an affiliate of CITGO. A substantial amount of the crude oil used by LCR as a feedstock for the Refinery is purchased under the Crude Supply Agreement. Both PDVSA Oil and CITGO are direct or indirect wholly owned subsidiaries of Petroleos de Venezuela, S.A. ("PDVSA"), the national oil company of the Republic of Venezuela.

  The Crude Supply Agreement pricing structure is designed to reduce the volatility of cash flow due to market fluctuations in the prices of crude oil or refined products. Under the Crude Supply Agreement, PDVSA Oil is required to sell, and LCR is required to purchase, up to 230,000 barrels per day of heavy crude oil, which constitutes approximately 88 percent of the Refinery's refining capacity of 260,000 barrels per day of crude oil. PDVSA Oil has a right of first refusal in certain circumstances to supply incremental amounts of crude oil above LCR's 230,000 barrel per day contractual obligation. As a result of the OPEC-mandated supply limitations discussed below, PDVSA's deliveries have been less than 230,000 barrels per day since August 1998 and are currently at 195,000 barrels per day. OPEC recently announced an agreement to further reduce OPEC oil production, which could result in some additional reductions in the volume of PDVSA's deliveries.

  The Crude Supply Agreement provides that Lyondell controls all of the Partnership's decisions and enforcement rights in connection with the Crude Supply Agreement so long as PDVSA has a direct or indirect ownership interest in LCR. The Crude Supply Agreement expires on December 31, 2017.

  The Crude Supply Agreement incorporates formula prices to be paid by LCR for the crude oil supplied based on the market value of a slate of refined products deemed to be produced from each particular crude oil or feedstock, less: (i) certain deemed refining costs, adjustable for inflation and energy costs; (ii) certain actual costs; and (iii) a deemed margin, which varies according to the grade of crude oil or other feedstock delivered. Deemed margins and deemed costs are adjusted periodically. These adjustments are based on inflation rates and energy costs. Adjustments to margins track, but are less than, inflation rates. Because deemed operating costs and the slate of refined products deemed to be produced from a given barrel of crude oil or other feedstocks do not necessarily reflect the actual costs and yields in any period and also because the market value of the refined products used in the pricing formula does not necessarily reflect the actual price received for the refined products, the actual refining margin earned by LCR under the Crude Supply Agreement varies depending on, among other things, the efficiency with which LCR conducts its operations from time to time. Although the Company believes that the Crude Supply Agreement reduces the volatility of LCR's earnings and cash flows, the Crude Supply Agreement also limits LCR's ability to enjoy higher margins during periods when the market price of crude oil is low relative to then current market prices for refined products. In addition, if the actual yields, costs or volumes of the LCR refinery differ substantially from those contemplated by the Crude Supply Agreement, the benefits of this agreement to LCR could be substantially diminished, and could result in lower earnings and cash flow for LCR. Furthermore, there may be periods during which LCR's costs for crude oil under the Crude Supply Agreement may be higher than might otherwise be available to LCR from other sources.

  There are risks associated with enforcing the provisions of contracts with companies such as PDVSA Oil that are non-United States affiliates of a sovereign nation. Specifically, it is impossible to predict how governmental policies may change under the current or any subsequent Venezuelan government. In addition, there are risks associated with enforcing judgments of United States courts against entities whose assets are located outside of the United States and whose management does not reside in the United States. Although the parties have negotiated alternative arrangements in the event of certain force majeure conditions, including Venezuelan governmental or other actions restricting or otherwise limiting PDVSA Oil's ability to perform its obligations, any such alternative arrangements may not be as beneficial as the Crude Supply Agreement. In late April 1998, LCR received notification from PDVSA Oil of reduced delivery of crude oil related to announced OPEC production cuts. LCR began receiving the reduced allocation of crude oil from PDVSA Oil in August 1998. As noted above, OPEC has recently announced an agreement for additional production cuts, which could result in some further reductions in LCR's allocations.

  All of the crude oil supplied by PDVSA under the Crude Supply Agreement is produced in Venezuela, which has experienced economic difficulties and attendant social and political unrest in recent years. If the Crude Supply Agreement is modified or terminated or this source of crude is otherwise interrupted due to production difficulties, political or economic events in Venezuela or other factors, LCR could experience significantly greater volatility in its earnings and cash flows. The parties each have the right to transfer their interests in LCR to unaffiliated third parties in certain circumstances, subject to reciprocal rights of first refusal. In the event that CITGO were to transfer its interest in LCR to an unaffiliated third party, PDVSA Oil would have an option to terminate the Crude Supply Agreement. Depending on then current market conditions, any breach or termination of the Crude Supply Agreement could adversely affect LCR, since LCR would have to purchase all of its crude oil feedstocks in the merchant market, which could subject LCR to significant price fluctuations. There can be no assurance that alternative crude oils with similar margins would be available for purchase by LCR. However, the Company believes that this transaction holds substantial economic and other incentives for all parties to perform their obligations. Lyondell believes PDVSA's strategic interest in expanding its crude oil refining operations in the United States in order to increase the markets for its extra heavy crude oil and continued financial commitments of CITGO should provide a long-term economic incentive for all PDVSA affiliates to perform their obligations under the various agreements.

Marketing and Sales

  The Refinery produces gasoline, low sulfur diesel, jet fuel, aromatics, lubricants and certain industrial products. On a weekly basis, LCR evaluates and determines the optimal product output mix for the Refinery, based on spot market prices and conditions. Under the Products Agreement, CITGO is obligated to purchase and LCR is required to sell 100 percent of the gasoline, jet fuel, heating oil, diesel fuel, coke and sulfur produced by the Refinery. CITGO purchases these products at prices based on industry benchmark indexes. For example, the price for gasoline is based on prices published by Platts Oilgram, an industry trade publication. The Products Agreement provides that Lyondell controls all of LCR's material decisions and enforcement rights in connection with the Products Agreement so long as CITGO has a direct or indirect ownership interest in LCR. The Products Agreement expires on December 31, 2017.

Competition and Industry Conditions

  All of LCR's gasoline, low sulfur diesel, jet fuel, and lube oils are sold to CITGO.

  The refining business tends to be volatile as well as cyclical. Crude oil prices, which are impacted by worldwide political events and the economics of exploration and production in addition to refined products demand, are the largest source of this volatility. Demand for refined products is influenced by seasonal and short-term factors such as weather and driving patterns, as well as by longer term issues such as energy conservation and alternative fuels. Industry refined products supply is also dependent on industry operating capabilities and on long-term refining capacity trends. However, management believes that the combination of the Crude Supply Agreement and the Products Agreement has the effect of stabilizing earnings and cash flows and substantially reducing the market-driven aspects of such volatility.

  With a capacity of approximately 260,000 barrels per day, the Company believes that the Refinery is North America's largest coking (i.e., non-asphalt producing) refinery capable of processing 100 percent 17 API crude oil.

  Among LCR's refining competitors are major integrated petroleum companies and domestic refiners that are owned by or affiliated with major integrated oil companies. Based on published industry data, as of January 1, 1999, there were 163 crude oil refineries in operation in the United States, and total domestic refinery capacity was approximately 16 million barrels per day. During 1998, LCR processed an average of 260,000 barrels per day of crude oil or over 1 percent of domestic capacity.

Properties

  LCR owns the real property, plant and equipment which comprise the Refinery, located on approximately 700 acres in Houston, Texas. Units include a fluid catalytic cracking unit, cokers, reformers, crude distillation units, sulfur recovery plants and hydrodesulfurization units, as well as a lube oil manufacturing and packaging plant and an aromatics recovery unit. LCR also owns the real property, plant and equipment which comprise a lube oil blending and packaging plant in Birmingport, Alabama. LCR owns a pipeline used to transport gasoline, kerosene and heating oil from the Refinery to the GATX Terminal located in Pasadena, Texas to interconnect with common carrier pipelines.

Employee Relations

  At December 31, 1998, LCR employed approximately 1,200 full-time employees. LCR also uses the services of independent contractors in the routine conduct of its business. Approximately 800 hourly workers are covered by a collective bargaining agreement between LCR and the Oil, Chemical and Atomic Workers Union that was recently renegotiated and expires in January 2002.

                        LYONDELL METHANOL COMPANY, L.P.

Overview

  Lyondell produces methanol through its 75 percent interest in Lyondell Methanol, of which Lyondell serves as the managing partner. The remaining 25 percent interest in Lyondell Methanol is held by MCNIC. Effective December 1, 1997, Equistar began serving as the operator of Lyondell Methanol pursuant to an operating agreement with Lyondell Methanol. Lyondell Methanol owns a methanol plant located within the Channelview facility. The methanol plant is a heat-integrated plant, which includes extraction capabilities for co-products such as hydrogen and fuel oil.

  Methanol is used to produce MTBE and a variety of chemical intermediates, including formaldehyde, acetic acid and methyl methacrylate. These intermediates are used to produce bonding adhesives for plywood as well as polyester fibers and plastics. Other end uses include solvents and antifreeze applications. Lyondell Methanol is advantageously located near the Gulf Coast customer base.

Management of Lyondell Methanol

  Lyondell Methanol is a limited partnership organized under the laws of the State of Texas. Lyondell owns its interest in Lyondell Methanol through two wholly owned subsidiaries, one of which serves as a general partner and the managing partner of Lyondell Methanol and one of which serves as a limited partner. Similarly,

MCNIC owns its interest in Lyondell Methanol through two wholly owned subsidiaries, one a general partner and one a limited partner.

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

Raw Materials

  Lyondell Methanol's plant processes natural gas feedstocks. Equistar is connected to a diverse natural gas supply network, and it purchases natural gas for use as fuel at its Channelview facility and sells natural gas to Lyondell Methanol as a feedstock for the methanol plant.

Marketing and Sales

  Substantially all of the methanol output from Lyondell Methanol is sold to Equistar, which then sells it to third parties. The agreement between Lyondell Methanol and Equistar concerning such sales generally provides that Lyondell Methanol bears the market risk associated with such sales. Equistar's agreements with third parties for the sale of the methanol have initial terms ranging from two to three years and typically contain automatic one year term extension provisions. These contracts generally provide for monthly price adjustments based upon current market prices. Methanol is distributed by pipeline, railcar, truck, barge or ocean-going vessel.

Competition and Industry Conditions

  The basis for competition in the methanol business is product deliverability, product quality and price. Lyondell Methanol competes with other large producers of methanol, including Methanex, Borden Chemicals and Plastics and Terra Industries.

  The rated capacity of Lyondell Methanol's processing unit at January 1, 1999 was 248 million gallons. Based on published rated production capacities, the Company believes that Lyondell Methanol is the third largest methanol producer in the United States.

  Methanol profitability is affected by the level of demand for products in which methanol is used, including MTBE and plywood (the production of which involves the use of formaldehyde), demand for which in turn is driven by the gasoline and housing markets, respectively. Methanol profitability is also affected by the price of its feedstock, natural gas.

Properties

  Lyondell Methanol's only property is the methanol plant it owns, which is located within Equistar's Channelview complex on property leased from Equistar.

Employee Relations

  Lyondell Methanol has no employees. Equistar serves as its operator and marketing agent.

                       PROPERTIES AND EMPLOYEE RELATIONS

  Generally the Company's operations are conducted through the Acquired Business, Equistar, LCR and Lyondell Methanol. As of December 31, 1998, Lyondell, excluding the Acquired Business, Equistar, LCR and Lyondell Methanol, employed approximately 50 full-time employees. Lyondell's only facility, excluding the properties owned or leased by the Acquired Business and the joint ventures, is its leased corporate offices located in Houston, Texas.

           INTEGRATION OF RECENTLY ACQUIRED AND COMBINED OPERATIONS

  The Company completed the acquisition of the Acquired Business in July 1998. The Company combined its petrochemicals and polymers business with that of Millennium to form Equistar in December 1997. Equistar was expanded by the addition of certain businesses previously held by Occidental in May 1998. The process of integrating the operations of the Acquired Business with the Company has only recently begun, and the process of integrating the operations of Equistar is not complete.

  As is the case with any integration of major businesses that previously operated independently, the integration processes for the Acquired Business and for Equistar will require the dedication of significant management and operational resources. The difficulties of combining operations may be exacerbated by the necessity of coordinating geographically separate organizations, integrating personnel with disparate business backgrounds, combining different transaction processing and financial reporting systems and processes and combining corporate cultures. The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of the combined enterprise's business. In addition, the Company may suffer a loss of key employees, customers or suppliers, loss of revenues, increases in costs or other difficulties, some of which may not have been foreseen. There can be no assurance that the Company will be able to realize the operating efficiencies, cost savings and other benefits that are sought from such transactions. Difficulties encountered in the integration processes could have a material adverse effect on the business and operations of the Company.

                       SHARED CONTROL OF JOINT VENTURES

  All of the operations of the Company, other than those of the Acquired Business, are conducted through the Company's joint ventures. The Company shares control of these joint ventures with unaffiliated third parties.

  The Company's forecasts and plans with respect to these joint ventures assume that its joint venture partners will observe their obligations with respect to the joint ventures. In the event that any of the Company's joint venture partners do not observe their commitments, it is possible that the affected joint venture would not be able to operate in accordance with its business plans or that the Company would be required to increase its level of commitment in order to give effect to such plans.

  As with any such joint venture arrangements, differences in views among the joint venture participants may result in delayed decisions or in failures to agree on major matters, potentially adversely affecting the business and operations of the joint ventures and in turn the business and operations of the Company.

                               OPERATING HAZARDS

  The occurrence of material operating problems, including, but not limited to, the events described below, may have a material adverse effect on the productivity and profitability of a particular manufacturing facility, or on the Company as a whole, during and after the period of such operational difficulties. The Company's revenues are dependent on the continued operation of its various production facilities (including the ability to complete construction projects on schedule). The Company's operations are subject to the usual hazards associated with chemical manufacturing and refining and the related storage and transportation of feedstocks, products and wastes, including pipeline leaks and ruptures, explosions, fires, inclement weather and natural disasters, mechanical failure, unscheduled downtime, labor difficulties, transportation interruptions, remediation complications, chemical spills, discharges or releases of toxic or hazardous substances or gases, storage tank leaks and other environmental risks. These hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. Furthermore, the Company is also subject to present and future claims with respect to workplace exposure, workers' compensation and other matters. The Company maintains property, business interruption and casualty insurance which it believes is in accordance with customary industry practices, but it is not fully insured against all potential hazards incident to its business.

                             ENVIRONMENTAL MATTERS

  The production facilities of Lyondell, Equistar, LCR and Lyondell Methanol are generally required to have permits and licenses regulating air emissions, discharges to water and generation, storage, treatment and disposal of hazardous wastes. Companies such as Lyondell, its subsidiaries and its joint ventures that are permitted to treat, store or dispose of hazardous waste and maintain underground storage tanks pursuant to the Resource Conservation and Recovery Act ("RCRA") also are required to meet certain financial responsibility requirements. The Company believes that its subsidiaries and its joint ventures have all permits and licenses generally necessary to conduct its business or, where necessary, are applying for additional, amended or modified permits and that it meets applicable financial responsibility requirements.

  The policy of each of Lyondell, Equistar, LCR and Lyondell Methanol is to be in compliance with all applicable environmental laws. Lyondell and Equistar also are each committed to Responsible Care(R), a chemical industry initiative to enhance the industry's responsible management of chemicals. The Company's subsidiaries and joint ventures (together with the industries in which they operate) are subject to extensive federal, state, local and foreign environmental laws and regulations concerning emissions to the air, discharges onto land or waters and the generation, handling, storage, transportation, treatment and disposal of waste materials. Many of these laws and regulations provide for substantial fines and potential criminal sanctions for violations. Some of these laws and regulations are subject to varying and conflicting interpretations. In addition, the Company cannot accurately predict future developments, such as increasingly strict requirements of environmental laws, and inspection and enforcement policies and compliance costs therefrom, which might affect the handling, manufacture, use, emission or disposal of products, other materials or hazardous and non-hazardous waste. Some risk of environmental costs and liabilities is inherent in particular operations and products of the Company, its subsidiaries and its joint ventures, as it is with other companies engaged in similar businesses, and there is no assurance that material costs and liabilities will not be incurred. In general, however, with respect to the capital expenditures and risks described above, the Company does not expect that it, its subsidiaries or its joint ventures will be affected differentially from the rest of the petrochemicals and refining industry.

  Environmental laws may have a significant effect on the nature and scope of cleanup of contamination at current and former operating facilities, the costs of transportation and storage of feedstocks and finished products and the costs of the storage and disposal of water. Also, "Superfund" statutes may impose joint and several liability for the costs of remedial investigations and actions on the entities that generated waste, arranged for disposal of the wastes, transported to or selected the disposal sites and the past and present owners and operators of such sites. All such responsible parties (or any one of them, including the Company) may be required to bear all of such costs regardless of fault, legality of the original disposal or ownership of the disposed site.

  In some cases, compliance with environmental, health and safety laws and regulations can only be achieved by capital expenditures. In the years ended December 31, 1998 and 1997, the Company, its subsidiaries and its joint ventures spent, in the aggregate, approximately $22 million and $13 million, respectively, for environmentally related capital expenditures at existing facilities. The 1998 amount includes the full twelve-months' spending of the acquired ARCO Chemical business. In 1999, the Company currently estimates that environmentally related capital expenditures at existing subsidiary and joint venture facilities will be approximately $27 million. The Company does not anticipate that environmentally related capital expenditures at subsidiary and joint venture facilities in 2000 will be materially different than in 1999. The timing and amount of these expenditures are subject to regulatory and other uncertainties described above as well as obtaining the necessary permits and approvals. For periods beyond 2000, additional environmentally related capital expenditures will be required, although the Company cannot accurately predict the levels of such expenditures at this time.

  The Refinery contains on-site solid-waste landfills which were used in the past to dispose of waste generated at this facility. It is anticipated that corrective measures will be necessary to comply with federal and state requirements with respect to this facility. The Company is also subject to certain assessment and remedial actions at the Refinery under RCRA. In addition, the Company negotiated an order with the Texas Natural Resource Conservation Commission ("TNRCC") for assessment and remediation of groundwater and soil contamination at the Refinery. The Company is also responsible for a portion of the remediation of certain off-site waste disposal facilities. The Company's policy is to accrue remediation expenses when it is probable that such efforts will be required and the related expenses can be reasonably estimated. Estimated costs for future environmental compliance and remediation are necessarily imprecise due to such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites and the allocation of costs among the responsible parties under applicable statutes. The Company, its subsidiaries and its joint ventures, to the extent appropriate, have reserved amounts (without regard to potential insurance recoveries or other third party reimbursements) believed to be sufficient to cover current estimates of the cost for remedial measures at manufacturing facilities and off-site waste disposal facilities based upon their interpretation of current environmental standards. In the opinion of management, there is no material range of loss in excess of the amount recorded. Based on the establishment of such reserves, and the status of discussions with regulatory agencies described in this paragraph, the Company does not anticipate any material adverse effect upon its financial statements or competitive position as a result of compliance with the laws and regulations described in this or the preceding paragraphs. See also Item 3-- Legal Proceedings and Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Legal Proceedings

Litigation Matters

  The Company, its subsidiaries and its joint ventures are, from time to time, defendants in lawsuits, some of which are not covered by insurance. Many of these suits make no specific claim for relief. Although final determination of legal liability and the resulting financial impact with respect to any such litigation cannot be ascertained with any degree of certainty, the Company does not believe that any ultimate uninsured liability resulting from the legal proceedings in which it currently is involved (directly or indirectly) will individually, or in the aggregate, have a material adverse effect on the business or financial condition of the Company. See Note 18 of Notes to Consolidated Financial Statements.

  Although Lyondell, its subsidiaries and its joint ventures are involved in numerous and varied legal proceedings, a significant portion of its outstanding litigation arose in three contexts: (1) claims for personal injury or death allegedly arising out of exposure to the products produced by the respective entities; (2) claims for personal injury or death, and/or property damage allegedly arising out of the generation and disposal of chemical wastes at Superfund and other waste disposal sites; and (3) claims for personal injury and/or property damage and air, noise and water pollution allegedly arising out of operations.

Environmental Matters

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

  In connection with the transfer of assets and liabilities from ARCO to the Company in 1988, the Company agreed to assume certain liabilities arising out of the operation of the Company's integrated petrochemicals and refining business prior to July 1, 1988. In connection with the transfer of such liabilities, the Company and ARCO entered into an agreement, updated in 1997 (the "Revised Cross-Indemnity Agreement"), whereby the Company agreed to defend and indemnify ARCO against certain uninsured claims and liabilities which ARCO may incur relating to the operation of the business of the Company prior to July 1, 1988, including certain liabilities that may arise out of pending and future lawsuits. For current and future cases related to Company products and Company operations, ARCO and the Company bear a proportionate share of judgment and settlement costs according to a formula that allocates responsibility based on years of ownership during the relevant time period. The party with the most significant potential liability exposure is responsible for case management and associated costs while allowing the non-case-managing party to protect its interests. Under the Revised Cross-Indemnity Agreement, the Company will assume responsibility for its proportionate share of future costs for waste site matters not covered by ARCO insurance. Subject to the uncertainty inherent in all litigation, management believes the resolution of the matters pursuant to the Revised Cross-Indemnity Agreement will not have a material adverse effect upon the Consolidated Financial Statements of the Company.

  Pursuant to the terms of the Revised Cross-Indemnity Agreement, the Company is currently contributing funds to the cleanup of one waste site (Brio, located near Houston, Texas) under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as amended and the Superfund Amendments and Reauthorization Act of 1986.

  As of December 31, 1998, the Company has accrued $9 million related to future CERCLA, RCRA and TNRCC assessment and remediation costs associated with the above-mentioned sites. The costs are expected to be incurred over the next two to seven years. In the opinion of management, there is currently no material range of loss in excess of the amount recorded for these sites. However, it is possible that new information about the sites for which the reserve has been established, new technology or future developments such as involvement in other CERCLA, RCRA, TNRCC or other comparable state law investigations, could require the Company to reassess its potential exposure to environmental matters.

  In connection with its acquisition of ARCO Chemical, the Company is successor to a cross-indemnity agreement with ARCO whereby ARCO Chemical indemnified ARCO against certain claims or liabilities that ARCO may incur relating to ARCO's former ownership and operation of the oxygenates and polystyrenics businesses of ARCO Chemical (the "Former ARCO Businesses"), including liabilities under laws relating to the protection of the environment and the workplace and liabilities arising out of certain litigation. As part of the agreement, ARCO indemnified ARCO Chemical with respect to claims or liabilities and other matters of litigation not related to the Former ARCO Businesses. ARCO also indemnified ARCO Chemical for certain federal, foreign, state and local taxes that might be assessed upon audit of the operations of the Former ARCO Businesses for periods prior to July 1, 1987.

  The Acquired Business' environmental liability totaled $39 million at December 31, 1998 based on the Company's latest assessment of potential future remediation costs. A portion of the liability is related to the Beaver Valley plant site, located in Monaca, Pennsylvania. ARCO Chemical sold the Beaver Valley plant assets to NOVA Chemicals Inc. ("NOVA") on September 30, 1996, but retained responsibility for remediation of the land. Final approval of the remediation methods has been granted by the Pennsylvania Department of Environmental Protection ("PADEP") based upon risk assessment studies submitted by the Company. The Company succeeded to an agreement with Beazer East, Inc. ("Beazer") whereby Beazer has agreed to pay for approximately 50 percent of the Beaver Valley plant site remediation costs. The Company has also succeeded to an agreement with Beazer and the U.S. government whereby the government will pay 28.5 percent of the costs incurred by the Company and Beazer for remediation of substantial portions of the Beaver Valley site. The remainder of the liability is related to four other plant facilities, including the Channelview facility, and one federal Superfund site for amounts ranging from $2 million to $18 million per site. ARCO Chemical was involved in administrative proceedings or lawsuits relating to a minimal number of other Superfund sites. However, the Company estimates, based on currently available information, that potential loss contingencies associated with these sites, individually and in the aggregate, are not significant. Substantially all amounts accrued are expected to be paid out over the next five to ten years.

  The Company has relied upon remedial investigation/feasibility studies ("RI/FS") at each site of the Acquired Business as a basis for estimating remediation costs at the site. RI/FS or preliminary assessments have been completed at most of the sites. However, selection of the remediation method and the cleanup standard to be applied are, in most cases, subject to approval by the appropriate government authority. Accordingly, the Company may have possible loss contingencies in excess of the amounts reserved to the extent the scope of remediation required, the final remediation method selected and the cleanup standard applied vary from the assumptions used in estimating the liability. The Company estimates that the upper range of these possible loss contingencies should not exceed the amount accrued by more than $65 million.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

  Set forth below are the executive officers of Registrant as of February 1, 1999.*

    Name, Age and Present               Business Experience During Past
    Position with Lyondell         Five Years and Period Served as Officer(s)
    ----------------------         ------------------------------------------
Dan F. Smith, 52..............  Mr. Smith was named Chief Executive Officer and
 Director, President and        President in December 1996. Mr. Smith has been a
 Chief Executive Officer        Director since 1988. Mr. Smith served as
                                President and Chief Operating Officer of the
                                Company from 1994 to December 1996. Prior to
                                1994, Mr. Smith held various positions including
                                Executive Vice President, Chief Financial
                                Officer of the Company, Vice President,
                                Corporate Planning of ARCO and Senior Vice
                                President in the areas of management,
                                manufacturing, control and administration for
                                the Company and the Lyondell Division of ARCO.
                                Mr. Smith is a Director of Cooper Industries and
                                ChemFirst, Inc.

Van Billet, 44................  Mr. Billet was appointed Vice President and
 Vice President and Controller  Controller in July 1998. Mr. Billet previously served as Vice President and Controller of ARCO
                                Chemical since March 1997. He served as
                                Corporate Controller of ARCO Chemical from July
                                1993 to January 1995, and Manager of Planning
                                and Analysis for Performance Chemicals and
                                Business Development from January 1995 to March
                                1997.

T. Kevin DeNicola, 44.........  Mr. DeNicola has been Vice President Corporate
 Vice President, Corporate      Development since April 1998, overseeing
 Development                    strategic planning and investor relations. From
                                1996 until April 1998, Mr. DeNicola was Director
                                of Investor Relations of Lyondell. Mr. DeNicola
                                served as Ethylene Products Manager of Lyondell
                                from 1993 until 1996. Mr. DeNicola also serves
                                as a member of the owners committees of both
                                Equistar and LCR.

Edward J. Dineen, 44..........  Mr. Dineen was appointed Senior Vice President,
 Senior Vice President,         Urethanes and Performance Chemicals in July
 Urethanes and                  1998. Prior to this position, he served as Vice
 Performance Chemicals          President, Performance Products and Development
                                for ARCO Chemical beginning in June 1997. He
                                served as Vice President, Planning and Control
                                for ARCO Chemical European Operations from 1993
                                until his appointment as Vice President,
                                Worldwide CoProducts and Raw Materials in 1995.

Morris Gelb, 52...............  Mr. Gelb was appointed to his current position
 Executive Vice President and   in December 1998. Previous to this appointment,
 Chief Operating Officer        he served as Senior Vice President,
                                Manufacturing, Process Development and
                                Engineering of Lyondell from July 1998. He was
                                named Vice President for Research and
                                Engineering of ARCO Chemical in 1986 and Senior
                                Vice President of ARCO Chemical in July 1997.

    Name, Age and Present              Business Experience During Past
    Position with Lyondell        Five Years and Period Served as Officer(s)
    ----------------------        ------------------------------------------
John Hollinshead, 49.......... Mr. Hollinshead was appointed to his current
 Vice President, Human         position in July 1998. Previous to this
 Resources                     appointment, he was Director, Human Resources,
                               Manufacturing and Engineering for Equistar from
                               1997. Mr. Hollinshead served as Manager, Human
                               Resources with Lyondell from 1985 to 1997.

Allen C. Holmes, 51........... Before appointment to his current position in
 Vice President, Corporate     July 1998, Mr. Holmes served as Vice President,
 Services                      Tax and Business Systems, with the
                               responsibility for tax planning and compliance,
                               business systems and administrative services for
                               Lyondell. Prior to joining Lyondell, Mr. Holmes
                               served as Vice President and General Tax Officer
                               of ARCO from 1991 until May 1998.

Alan D. Kornfeld, 56.......... Mr. Kornfeld was appointed to his current
 Vice President, Strategic     position in July 1998. From 1992 until 1994, he
 Ventures                      served as Vice President, Styrenics of ARCO
 and Latin America             Chemical, from 1995 to 1996 he was Vice
                               President, Plastics for ARCO Chemical, and from
                               1996 to 1997 he was Vice President, Isocyanates.
                               Most recently he served as Vice President, Basic
                               Chemicals for ARCO Chemical.

Daniel A. Mariano, 55......... Mr. Mariano was appointed to his current
 Vice President, Supply Chain  position in July 1998. From 1991 to 1995 he served as Director, Worldwide Business
                               Management of ARCO Chemical, and from 1996 to
                               1997 he was Director of Worldwide Raw Materials
                               for ARCO Chemical. Most recently, Mr. Mariano
                               was Vice President, Supply Chain for ARCO
                               Chemical.

Robert J. Millstone, 55....... Before appointment to his current position in
 Vice President and General    July 1998, Mr. Millstone served as Vice
 Counsel                       President and General Counsel of ARCO Chemical
                               since 1995. He was Associate General Counsel of
                               ARCO Chemical from January 1989 to December
                               1994, and Secretary of ARCO Chemical from 1990
                               to 1998.

Jeffrey R. Pendergraft, 50.... Mr. Pendergraft was named Executive Vice
 Executive Vice President and  President and Chief Administrative Officer in
 Chief Administrative Officer  July 1998. Prior to this appointment, he served as Senior Vice President of the Company since
                               May 1993 and as Vice President, General Counsel
                               and Secretary of the Company beginning in 1988.

Joseph M. Putz, 57............ Mr. Putz was appointed to his current position
 Senior Vice President,        in July 1998. Mr. Putz served as Vice President,
 Special Assignments           Control and Administration of Lyondell (at that
                               time a division of ARCO) beginning in 1987 until
                               December 1997, when he was named Senior Vice
                               President, Finance and Administration of
                               Equistar.

Edward W. Rich, 48............ Mr. Rich was named Vice President, Finance and
 Vice President, Finance and   Treasurer in January 1998. Previously, Mr. Rich
 Treasurer                     served as Treasurer of Dow Corning Corporation
                               from February 1993 to January 1998. Prior to
                               February 1993, Mr. Rich held various financial
                               and legal positions with The Dow Chemical
                               Company.


    Name, Age and Present              Business Experience During Past
    Position with Lyondell        Five Years and Period Served as Officer(s)
    ----------------------        ------------------------------------------
Lyndon Stanton, 55............ Prior to appointment to his current position
 Vice President and President  with the Company in July 1998, Mr. Stanton
 of                            served in various managerial positions with ARCO
 Lyondell European Operations  Chemical Europe since 1979. He was President,
                               European Operations from 1994 until 1997, and
                               Vice President, Business Management from 1991
                               until 1994.

Debra L. Starnes, 46.......... Ms. Starnes has served in various engineering
 Senior Vice President,        and managerial positions with the Company since
 Intermediate Chemicals        1975. Before her most recent appointment in July
                               1998, she served as Senior Vice President,
                               Polymers for Equistar since December 1997. Ms.
                               Starnes served as Lyondell's Vice President,
                               Petrochemical Business Management and Marketing
                               from 1992 to 1994, Senior Vice President of the
                               Company from 1994 to 1995, and Senior Vice
                               President, Polymers from 1995 until 1997.

Robert E. Tolbert, 56......... Mr. Tolbert was appointed to his current
 Vice President, Information   position in July 1998. He served as General
 Services                      Auditor for ARCO from 1991 until 1995, when he
                               was named Vice President, Information Services
                               for ARCO Chemical.

Edward V. Zenzola, 55......... Mr. Zenzola joined ARCO Chemical in 1969 and
 Vice President and President  held various financial positions in its United
 of                            States operations. He assumed responsibility for
 Lyondell Asia Pacific         ARCO Chemical's Japan operation upon appointment
                               as President, ARCO Chemical Japan in 1993.
                               Before appointment to his current position in
                               July 1998, Mr. Zenzola served as President, ARCO
                               Chemical Asia Pacific since 1996.

--------
* The By-Laws of the Company provide that each officer shall hold office until the officer's successor is elected or appointed and qualified or until the officer's death, resignation or removal by the Board of Directors.

Item 4. Submission of Matters to a Vote of Security Holders

  None.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  The Common Stock is listed on the New York Stock Exchange.

  The reported high and low sale prices of the Common Stock on the New York Stock Exchange (New York Stock Exchange Composite Tape) for each quarter from January 1, 1997 through December 31, 1998, inclusive, were as set forth below.

                               Period                          High      Low
                               ------                          ----      ---
      1997:
        First Quarter......................................... 25 1/2    21 5/8
        Second Quarter........................................ 23 5/8    18 3/8
        Third Quarter......................................... 27 3/8    21 7/8
        Fourth Quarter........................................ 27 1/4    23 15/16

      1998:
        First Quarter......................................... 36 1/8    23 1/4
        Second Quarter........................................ 38 1/8    26 1/2
        Third Quarter......................................... 30 15/16  19 1/2
        Fourth Quarter........................................ 22 7/16   15

  On March 1, 1999, the closing price of the Common Stock was $13 3/8, and there were approximately 1,860 holders of record of the Common Stock.

  During the last two years, Lyondell has declared $.225 per share quarterly cash dividends (which were paid in the subsequent quarter). The declaration and payment of dividends is at the discretion of the Board of Directors. The future declaration and payout of dividends and the amount thereof will be dependent upon the Company's results of operations, financial condition, cash position and requirements, investment opportunities, future prospects and other factors deemed relevant by the Board of Directors. Subject to these considerations and to the legal considerations discussed in the following paragraph, the Company currently intends to distribute to its Stockholders cash dividends on its Common Stock at a quarterly rate of $.225 per share. During 1998, the Company paid $70 million in dividends.

  Certain debt instruments which were assumed by Equistar, but as to which Lyondell remains an obligor provide that the holders of such debt may, under certain limited circumstances, require the obligor to repurchase the debt ("Put Rights"). Among other things, the Put Rights may be triggered by the making by either of Lyondell or Equistar of certain unearned distributions to stockholders or partners, respectively, other than regular dividends, which are followed by a specified decline in public ratings on such debt. Regular dividends are those quarterly cash dividends determined in good faith by the Board of Directors (whose determination is conclusive) to be appropriate in light of the Company's results of operations and capable of being sustained. Lyondell's credit facilities also could limit the Company's ability to pay dividends under certain circumstances. See Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The operation of certain of the Company's employee benefit plans may result in the issuance of Common Stock upon the exercise of options granted to employees of the Company, including its officers. Although the terms of these plans provide that additional shares may be issued to satisfy the Company's obligations under the options, the Company generally intends to cause Common Stock to be repurchased in the market or to be issued out of treasury in order to satisfy these obligations.

Item 6. Selected Financial Data

  The following selected financial data should be read in conjunction with the Consolidated Financial Statements, including the related notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                               For the year ended December 31
                                            ------------------------------------
Millions of dollars, except per share data  1998(a) 1997(b)  1996   1995   1994
------------------------------------------  ------- ------- ------ ------ ------
Results of Operations Data:
  Sales and other operating revenues......  $1,447  $2,878  $5,052 $4,936 $3,857
  Income from equity investments..........     256     132      --     --     --
  Net income..............................      52     286     126    389    223
  Basic and diluted earnings per share....     .67    3.58    1.58   4.86   2.78
  Dividends per share.....................     .90     .90     .90    .90    .90
Balance Sheet Data:
  Total assets............................   9,225   1,559   3,276  2,606  1,663
  Long-term debt, less current
   maturities.............................   5,391     345   1,194    807    707

--------
(a) The financial information for 1998 includes five months of operating results for ARCO Chemical Company (acquired as of July 28, 1998 and accounted for using the purchase method of accounting). It also includes twelve months of Equistar Chemicals, LP, LYONDELL-CITGO Refining LP and Lyondell Methanol Company, L.P., each accounted for as an equity investment.
(b) The financial information for 1997 includes twelve months of operating results for Lyondell and Lyondell Methanol Company, L.P. It also includes twelve months of LYONDELL-CITGO Refining LP and one month of Equistar Chemicals, LP, each accounted for as an equity investment.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  This discussion should be read in conjunction with the information contained in the Consolidated Financial Statements and the notes thereto.

GENERAL

  Lyondell took major strategic actions during 1997 and 1998 to strengthen the Company's position in the chemicals industry. In December 1997, Equistar was formed by combining the olefins and polymers businesses of Lyondell and Millennium. In May 1998, Equistar was expanded with the addition of the olefins and oxygenated chemicals businesses of Occidental Chemical. During the third quarter 1998, Lyondell acquired ARCO Chemical, the world's largest producer of PO and a leading worldwide producer and marketer of polyether polyols, PG, PGE, TDI, SM and MTBE.

  The operations of the Acquired Business form the Company's intermediate chemicals and derivatives business segment. Lyondell's petrochemicals, polymers and refining segments are conducted through its interests in Equistar and LCR. The methanol business conducted through Lyondell Methanol is not a reportable segment for financial disclosure purposes. Lyondell accounts for its investments in Equistar, LCR and Lyondell Methanol using the equity method of accounting.

  In addition to the discussion of Lyondell's actual results, a discussion of the unaudited pro forma combined historical results of Lyondell and ARCO Chemical (see Note 3 of Notes to Consolidated Financial Statements) is presented in order to facilitate the understanding of operating results. Also, actual 1998 Equistar operating results are compared to the combined operating results of the businesses contributed to Equistar by Lyondell and Millennium for the first eleven months of 1997, together with Equistar's December 1997 operating results.

RESULTS OF OPERATIONS

                           Lyondell Chemical Company

Overview

  Net income for 1998 was $52 million compared with $286 million in 1997 and $126 million in 1996. Earnings for 1998 included unusual charges of $48 million after tax, related to the acquisition of ARCO Chemical, the renegotiated labor agreement at LCR and the formation of Equistar, compared to unusual charges of approximately $25 million after tax in 1997 related to the formation of Equistar. Excluding the unusual charges, the decline in net income of $211 million for 1998 versus 1997 was primarily due to lower prices and margins in the petrochemicals and polymers segments of Equistar. Increases in operating income from the Acquired Business and the refining segment of LCR were more than offset by higher interest expense as a result of entering into the Credit Facility. The earnings increase in 1997 versus 1996 was primarily due to higher sales margins and volumes for petrochemicals and methanol and a higher 1997 LCR profit contribution as increased volumes of higher-margin heavy crude oil were processed as a result of the completion of the Upgrade Project. Earnings for 1996 also included an approximate $20 million after-tax gain from the sale of an undivided interest in the methanol facility.

  For the fourth quarter 1998, Lyondell reported a loss of $27 million compared to a third quarter 1998 loss of $15 million. The fourth quarter 1998 loss included unusual after-tax charges of $6 million primarily related to a new agreement with the labor union at LCR and formation costs at Equistar. The new labor agreement at LCR is expected to result in future cost savings. The third quarter 1998 loss included unusual after-tax charges of $38 million related to the Acquisition and the formation of Equistar. The fourth quarter loss of $21 million, before unusual charges, compared to third quarter income of $23 million before unusual charges, primarily reflected lower operating income and higher interest expense versus the third quarter.

  Before unusual charges, operating income was $119 million in the fourth quarter 1998 compared to $148 million in the third quarter 1998. The intermediate chemicals and derivatives segment showed improvement due to inclusion of a full three months of operations in the fourth quarter versus only two months in the third quarter. On a comparable three-month basis, the intermediate chemicals and derivatives segment showed a decline as lower MTBE margins and seasonally lower MTBE volumes more than offset the benefits from higher sales volumes of core products, defined as PO and derivatives and TDI. Results for the petrochemicals and polymers businesses of Equistar reflected lower prices and margins as well as the effects of the acceleration of a scheduled plant turnaround. The timing of this turnaround was accelerated in light of the current down cycle in those segments. LCR operating results were negatively affected by a fire at a unit and a full quarter of cutbacks of Venezuelan crude oil supplies. Higher interest expense reflects a full three months of charges in the fourth quarter under the Credit Facility.

  Revenues, Operating Costs and Expenses--The operating results for 1998 include the Company's income from equity investments in Equistar, LCR and Lyondell Methanol and five months of operating results of the Acquired Business. The Acquisition was accounted for as a purchase and the operating results reflect the depreciation and amortization of the estimated fair value of the assets, including the amortization of $1.4 billion of goodwill over its estimated forty-year life.

  The Company's operating results for 1997 include: eleven months of operating results of the Company's petrochemicals and polymers segments, which were contributed to Equistar on December 1, 1997; one month of income from its equity investment in Equistar; the Company's income from its equity investment in LCR; and the operating results of Lyondell Methanol.

  For 1996, each of the segments was fully consolidated as part of Lyondell.

  Unusual Charges--Unusual charges of $82 million in 1998 increased versus $40 million in 1997 primarily due to the write-off of $57 million of costs assigned to in-process research and development in connection with the acquisition of ARCO Chemical. The Company's pro rata share of costs of a new labor agreement at LCR was more than offset by a decrease in the Company's pro rata share of Equistar formation costs.

  INTEREST EXPENSE--Interest expense was $287 million in 1998, $75 million in 1997 and $81 million in 1996. Interest expense in 1998 increased versus 1997 primarily due to interest on the $6.5 billion of debt drawn under the Credit Facility on July 28, 1998. The decrease in 1997 versus 1996 is primarily due to the assumption by Equistar of Lyondell indebtedness as of December 1, 1997.

  INCOME TAX--The effective tax rate for 1998 was 41.5 percent compared to
37.3 percent in 1997 and 35.7 percent in 1996. The effective tax rate increased in 1998 versus 1997 due to the Company's current inability to claim foreign tax credits and limitations on the use of net operating losses for state tax purposes. The effective income tax rate increased in 1997 versus 1996 due to the non-deductibility of certain executive compensation.

PRO FORMA RESULTS OF THE COMPANY AND ARCO CHEMICAL

  The following is a discussion of the operating results for 1998 and 1997 included in the unaudited pro forma combined historical results of the Company and ARCO Chemical (see Note 3 of Notes to Consolidated Financial Statements). The unaudited pro forma combined historical results give effect to the Acquisition, the Credit Facility drawdown in connection with the Acquisition, the formation of Equistar and the deconsolidation of Lyondell Methanol as of the beginning of 1998 and 1997, respectively. The following table sets forth sales volumes for this segment on a pro forma basis:

                                                                       FOR THE
                                                                     YEAR ENDED
                                                     FOURTH   THIRD  DECEMBER 31
                                                     QUARTER QUARTER -----------
      IN MILLIONS                                     1998    1998   1998  1997
      -----------                                    ------- ------- ----- -----
      VOLUMES (A):
      Core products (pounds)........................  1,077    971   4,159 4,135
      Co-products:
        SM (pounds).................................    819    698   2,912 2,577
        TBA and derivatives (gallons)...............    245    256     995 1,054

--------
(a)Volumes are actual for the fourth quarter 1998 and pro forma for the third quarter 1998 and for the years ended December 31, 1998 and 1997. Core products include PO, PO derivatives and TDI.

  REVENUES--Pro forma revenues of $3.6 billion for 1998 decreased 11 percent compared to pro forma revenues of $4.0 billion for 1997. The decrease was primarily due to lower average sales prices in 1998, reflecting a combination of downward pressure from lower feedstock costs, ongoing competition in PO derivatives and TDI markets, the negative effects of a stronger U.S. dollar on foreign sales, and the effects of weaker Asian markets. Core product volumes were essentially flat versus 1997 as stronger demand for certain PO derivatives in the U. S. and Europe was offset by lower volumes in Asian markets. Increased SM volumes in 1998 primarily reflect higher contractual offtake under long-term SM processing arrangements. TBA and derivatives volumes decreased in 1998 by six percent, mainly due to lower MTBE demand.

  INCOME FROM EQUITY INVESTMENTS--Pro forma income for 1998 was $256 million compared to pro forma income of $526 million for 1997. The decrease of $270 million was primarily due to lower margins for petrochemicals and polymers as a result of declining prices, partially offset by higher earnings from LCR as greater volumes of extra heavy crude oil were processed in 1998.

  OPERATING INCOME--Pro forma operating income of $631 million in 1998 decreased $32 million compared to $663 million in 1997. The 1998 period included unusual charges of $62 million, primarily related to the write-off of in-process research and development projects of the Acquired Business and Equistar formation costs. The 1997 period included unusual charges of $215 million, primarily related to restructuring and other costs of ARCO Chemical and Equistar formation costs. Excluding these items, operating income decreased $185 million. The lower income from equity investments was only partly offset by higher operating income of ARCO Chemical. The improved income of ARCO Chemical and the Acquired Business in 1998 was primarily due to higher core product margins and lower fixed costs. Core product margins improved as feedstock costs decreased more than sales prices. The fixed cost decrease reflected the benefits of the cost reduction program and lower maintenance expense due to fewer scheduled plant turnarounds.

  Net income--Pro forma net income for 1998 was $42 million compared with $27 million for 1997. Excluding the effects of the unusual charges, pro forma net income decreased by $84 million in 1998 as lower equity income more than offset improved operating results and lower foreign exchange losses of the Acquired Business.

Intermediate Chemicals and Derivatives Segment

  Comparing the fourth quarter 1998 to the full pro forma third quarter 1998 of the Acquired Business, the benefit from an increase in sales volumes for core products was more than offset by lower MTBE margins and volumes. Core product volumes were 11 percent higher due to increased demand for urethane products, including polyols and TDI, in the automotive and housing markets. All three regions, the U.S., Europe and Asia, showed volume improvement, particularly the Asia region, which showed nearly a 50 percent increase. MTBE margins declined 15 cents per gallon for the fourth quarter 1998 versus the third quarter primarily due to lower worldwide gasoline prices, which pushed down MTBE prices, as well as higher raw material costs in Europe.

                             Equistar Chemicals, LP

  Selected Pricing Information--The following graphs present selected industry pricing information for the periods shown below.


Chart 1 - Month-end average delivered-contract, monthly low price agreement prices for Ethylene as reported by CMAI Monomers Market Report from January 1996 through December 1998. Chart indicates 1996 prices increased steadily, with an annual average of the month-end prices of 23.33 cents per pound. 1997 prices were relatively flat, although slightly decreasing, with an annual average of the month-end prices of 27.42 cents per pound. 1998 prices declined steadily with an annual average of the month-end prices of 21.17 cents per pound. Selected month-end average prices are as follows: January 1996--19.75 cents per pound, December 1996--26.25 cents per pound, December 1997--26.25 cents per pound, December 1998--19.00 cents per pound.

Chart 2 - Month-end average spot price WTS low prices for Crude Oil as reported by Platts Oilgram Price Report from January 1996 through December 1998. Chart indicates volatile, but increasing prices in 1996 with the chart's peak occurring at $24.32 per barrel in December 1996. Annual average month-end prices were $21.35 per barrel in 1996. Prices decreased in 1997 with an annual average of the month-end prices of $19.35 per barrel. Prices declined steadily in 1998 with a low point of $10.02 per barrel in December 1998 and an annual average of the month-end prices of $12.94 per barrel. Selected month-end average prices are as follows: January 1996--$18.39 per barrel, December 1996-- $24.32 per barrel, December 1997--$17.13 per barrel, December 1998--$10.02 per barrel.

Actual 1998 versus Combined 1997 Results; Actual 1997 versus Actual 1996
Results

  Due to the formation of Equistar, Lyondell's change to the equity method of accounting for its investment in Equistar in December 1997, and the resulting difficulty in comparing historically reported financial data, the following review of the petrochemicals and polymers segments is provided on a dual basis. The actual 1998 twelve months operating results reported by Equistar, including the Occidental Contributed Business from May 15, 1998, are compared to the combined 1997 historical results of the businesses contributed to Equistar by Lyondell and Millennium for the eleven months ended November 30, 1997 and for the one month ended December 31, 1997 of Equistar. The actual 1997 operating results reported by the petrochemicals and polymers segments of Lyondell for eleven months and by Equistar for one month are then compared to the actual 1996 operating results of the petrochemicals and polymers segments of Lyondell. The combined results for 1997 are not intended to and do not represent pro forma results of Equistar. In addition, they may not be indicative of results that will be obtained in the future.

  The following tables for the petrochemicals and polymers segments set forth: sales volumes for major products; revenues, including intersegment sales; and operating income of these segments as reported by Equistar for 1998 and, previously, by Lyondell for 1997 and 1996; as well as Lyondell's income from its equity investment in Equistar, before unusual charges, for the twelve months ended December 31, 1998, and the one month ended December 31, 1997:

Petrochemicals Segment

                                             For the year
                                            ended December  For the year ended
                                                  31            December 31
                                            --------------- ------------------
                                                   Combined
      In millions                            1998    1997     1997      1996
      -----------                           ------ -------- --------- ---------
      Volumes:
      Selected petrochemicals products:
      Olefins (pounds)
        Equistar........................... 16,716   9,429        737        --
        Lyondell...........................     --      --      8,084     7,973
      Aromatics (gallons)
        Equistar...........................    271     193         17        --
        Lyondell...........................     --      --        176       188
      Revenues:
        Equistar........................... $3,463  $3,866  $     284 $      --
        Lyondell...........................     --      --      2,532     2,293
      Operating income:
        Equistar operating income.......... $  319  $  684  $      47 $      --
                                            ======  ======  ========= =========
        Lyondell equity income (a)......... $  159          $      28 $      --
        Lyondell operating income..........     --                444       240
                                            ------          --------- ---------
          Segment total.................... $  159          $     472 $     240
                                            ======          ========= =========

--------
(a) Lyondell contributed its petrochemicals business to Equistar and began to account for this investment using the equity method of accounting on December 1, 1997.

  Revenues--Revenues for 1998 declined versus combined 1997 revenues, primarily due to lower industry sales prices for ethylene, propylene and co-products, partially offset by increased sales volumes as a result of the addition of the Occidental Contributed Business in May 1998. The decrease in sales prices is primarily attributable to increased industry capacity and downward pressure on sales prices as a result of lower feedstock costs. The sales price decreases began in the fourth quarter of 1997 and continued their downward trend through most of 1998. Revenues, as reported by Lyondell, increased in 1997 versus 1996 due primarily to increases in industry sales prices for ethylene and co-products. Sales prices in 1997 showed significant increases over 1996 as strong demand from the polyolefins markets resulted in a tighter balance of supply and demand for olefins. The 1997 increase in sales prices also reflected cost increases for olefins feedstocks over the course of 1996. In addition, olefins sales volumes increased due to strong demand in the downstream markets as well as from planned and unscheduled industry turnarounds.

  Operating Income--Operating income decreased in 1998 versus combined 1997 primarily due to lower product margins as sales prices declined more than feedstock costs and, to a lesser extent, slightly higher fixed costs. The lower margins were partially offset by the addition of the Occidental Contributed Business in May 1998. Operating income, as reported by Lyondell, increased significantly in 1997 versus 1996 due to higher sales margins and volumes. Sales margins improved due to higher sales prices, resulting from stronger demand in the downstream polyolefins markets, and lower petrochemical feedstock costs. Stronger demand also resulted in increased sales volumes.

Polymers Segment

                                             For the year
                                            ended December  For the year ended
                                                  31            December 31
                                            --------------- -------------------
                                                   Combined
      In millions                            1998    1997     1997      1996
      -----------                           ------ -------- --------- ---------
      Volumes:
      Polymers products (pounds)
        Equistar...........................  6,488   6,132        167        --
        Lyondell...........................     --      --      1,985     2,136
      Revenues:
        Equistar........................... $2,058  $2,513  $     186 $      --
        Lyondell...........................     --      --        770       783
      Operating income:
        Equistar operating income.......... $  177  $  233  $      22 $      --
                                            ======  ======  ========= =========
        Lyondell equity income (a)......... $   89          $      13 $      --
        Lyondell operating income..........     --                 82        97
                                            ------          --------- ---------
          Segment total.................... $   89          $      95 $      97
                                            ======          ========= =========

--------
(a) Lyondell contributed its polymers business to Equistar and began to account for this investment using the equity method of accounting on December 1, 1997.

  Revenues--Revenues decreased in 1998 versus combined 1997 as a result of decreases in industry sales prices. These sales price decreases were a result of excess industry supply and lower feedstock costs. The excess industry supply started during the fourth quarter of 1997 and continued in a downward trend through 1998. Revenues, as reported by Lyondell, increased in 1997 versus 1996 as higher industry sales prices for polyethylene were only partially offset by lower industry sales prices for polypropylene.

  Operating Income--Operating income for 1998 decreased versus combined 1997 primarily due to decreases in polymers sales prices, which more than offset decreases in polymers feedstock costs. Operating income, as reported by Lyondell, in 1997 was comparable to 1996.

Unallocated Items

  Equistar's unusual charges, which are not allocated to either the petrochemicals or polymers segments, were $35 million and $42 million in 1998 and 1997, respectively. Both years included costs associated with the formation of Equistar and the consolidation of certain operations. These costs were paid by Equistar and allocated to the Partners in accordance with their ownership percentages.

Fourth Quarter 1998 versus Third Quarter 1998

  Equistar reported a pretax loss of $51 million for the fourth quarter 1998 compared to pretax income of $29 million in the third quarter 1998. The decrease was attributable to earnings declines in both the petrochemicals and polymers segments. In petrochemicals, decreased ethylene and co-product sales prices were only partially offset by lower feedstock prices. Also contributing to the petrochemicals earnings decrease in the fourth quarter was the turnaround of the LaPorte facility. Due to current market conditions, Equistar elected to both accelerate the timing and extend the length of the turnaround. The turnaround started in mid-November 1998 and continued through mid-February 1999, rather than as previously scheduled for the third quarter 1999. In polymers, earnings also decreased primarily as a result of sales price declines, which exceeded the price decrease of the ethylene feedstock. In addition, the scheduled turnaround and expansion of the Victoria facility had a negative impact on fourth quarter polymers earnings. This project was completed during the fourth quarter 1998 and increased the plant's annual HDPE capacity by approximately 125 million pounds. Earnings were also negatively impacted by the reduction of inventories. As a result of these actions, earnings were unfavorably affected by over $20 million. However Equistar reduced total working capital during the fourth quarter by approximately $207 million. In addition, Equistar realized a reduction of working capital of approximately $130 million from the sale of receivables in December 1998 under a three-year revolving securitization agreement.

                          LYONDELL-CITGO Refining LP

Refining Segment

  Lyondell's refining segment consists of the results of operations of LCR. Effective January 1, 1997, Lyondell began to account for its investment in LCR using the equity method of accounting. Lyondell's share of LCR's earnings before unusual charges for 1998 was $116 million compared to $102 million for 1997. LCR's results of operations were consolidated in 1996. The Company would have recorded $2 million in equity income had the Company followed the equity method of accounting for its investment in LCR during 1996. The narrative discussion that follows compares LCR's 1998 operating results to the information for 1997 and 1996.

  The following table sets forth sales volumes for LCR's refined products:

                                                                   For the year
                                                                  ended December
                                                                        31
                                                                  --------------
      Thousand barrels per day                                    1998 1997 1996
      ------------------------                                    ---- ---- ----
      Refined products:
        Gasoline................................................. 121  111  101
        Diesel and heating oil...................................  79   68   47
        Jet fuel.................................................  17   17   24
        Aromatics................................................  10   11    9
        Other refined products................................... 103   93   82
                                                                  ---  ---  ---
          Total refined products volumes......................... 330  300  263
                                                                  ===  ===  ===

  The following table sets forth processing rates at the Refinery for the periods indicated. Refinery runs for 1996 are primarily heavy crude oil, whereas the 1997 and 1998 refinery runs reflect higher volumes of extra heavy crude oil processed.

                                                                   For the year
                                                                  ended December
                                                                        31
                                                                  --------------
      Thousand barrels per day                                    1998 1997 1996
      ------------------------                                    ---- ---- ----
      Crude processing rates:
        Crude Supply Agreement--coked............................ 223  203  122
        Other heavy crude oil--coked.............................  19    7   --
        Other crude oil..........................................  18   14   96
                                                                  ---  ---  ---
          Total crude oil........................................ 260  224  218
                                                                  ===  ===  ===

  Revenues--Revenues for LCR, including intersegment sales, were $2.1 billion in 1998, $2.7 billion in 1997 and $2.8 billion in 1996. The decrease in 1998 versus 1997 primarily resulted from lower refined products prices, which declined as a result of lower industry crude prices. These decreases were partially offset by higher sales volumes as production levels increased, reflecting a full year's benefit from the Upgrade Project. The slight decrease in 1997 compared to 1996 primarily resulted from lower crude oil resales, lower refined products prices, and lower aromatics prices, particularly paraxylene. These decreases were partially offset by higher sales volumes as production levels increased after completion of the Upgrade Project in the first quarter 1997.

  Operating Income--LCR's operating income was $213 million in 1998, $181 million in 1997 and $4 million in 1996. The increase in 1998 versus 1997 reflected the benefits of the Upgrade Project, which resulted in higher average margins as higher volumes of extra heavy crude oil were processed in the coking mode. The Upgrade Project was completed in the first quarter 1997 and, initially, higher costs were incurred due to normal operational start-up activities, during which the Refinery did not operate at peak rates. Cost savings resulting from improved operational efficiency in 1998 were partly offset by higher depreciation expense attributable to the Upgrade Project. LCR's operating income improved in 1997 compared to 1996 due to improved margins caused primarily by higher volumes of extra heavy crude oil processed in the coking mode under the Crude Supply Agreement. These improved margins were offset partially by higher production costs, primarily depreciation expense, and lower paraxylene margins.

  Interest Expense--LCR's net interest expense was $43 million in 1998, $35 million in 1997 and none in 1996. Interest expense on debt related to construction of the Upgrade Project was capitalized through its completion, including the first quarter of 1997 and the full year 1996.

Fourth Quarter 1998 versus Third Quarter 1998

  LCR had pretax income of $32 million in the fourth quarter 1998 compared to $54 million in the third quarter 1998. The decline in earnings was due to an unusual charge related to a new agreement with the labor union, a fire in a hydrotreater unit, and the full quarter impact of lower Venezuelan crude oil allocations. Beginning in August, LCR began receiving reduced allocations of crude oil from PDVSA due to announced cutbacks in crude oil production in Venezuela. While LCR was able to obtain alternate supplies of crude oil, the margin for these crude oils was lower than for the extra heavy Venezuelan crude oil purchased under the Crude Supply Agreement. Total crude oil processing rates averaged 273,000 barrels per day in the fourth quarter 1998 compared to 267,000 barrels per day in the third quarter 1998. The new labor agreement is expected to result in efficiency gains and cost savings over the next few years.

                        Lyondell Methanol Company, L.P.

  Lyondell's share of Lyondell Methanol's earnings for 1998 was $6 million. The Company would have recorded approximately $43 million in income from its equity investment in Lyondell Methanol had the Company followed the equity method of accounting for its investment in Lyondell Methanol during 1997. The decrease in equity income in 1998 versus 1997 was due to significant declines in the sales prices of methanol beginning in the first quarter 1998. Increased supply due to new capacity, as well as weaker demand from the Far East, caused worldwide methanol price declines.

FINANCIAL CONDITION

  Operating Activities--Lyondell's cash provided by operating activities totaled $263 million in 1998 compared to $269 million in 1997. Cash provided by operating activities in 1998 included $160 million of proceeds from the sale of domestic receivables in December 1998 under a three year revolving securitization agreement. Cash provided by operations in 1998 was negatively affected by the payment of liabilities associated with the Acquisition and the payment of accounts payable retained by Lyondell in the formation of Equistar in December 1997.

  Investing Activities--As of July 28, 1998, Lyondell completed the Acquisition for a total cost of approximately $5.9 billion, excluding assumed debt. The Company made capital expenditures of $64 million in 1998, primarily related to the Acquired Business. During August 1998, Lyondell announced the delay of construction of a propylene oxide plant ("PO-11") previously announced by ARCO Chemical. The previous plan called for the plant to start-up in late 2000. The Company currently anticipates that the additional capacity will be available in late 2002 or early 2003. Equistar's 1998 capital expenditures totaled $200 million, of which $88 million was Lyondell's pro rata share. LCR made 1998 capital expenditures of $61 million, of which Lyondell funded $35 million through loans to LCR. The Company's 1999 capital budget is $273 million, including its $123 million pro rata share of the joint ventures' capital budgets.

  Pursuant to its plans to divest certain assets, Lyondell announced, on February 25, 1999, the signing of a letter of intent for the sale of its aliphatic diisocyanates (ADI) business. On March 1, 1999, Equistar announced the signing of a letter of intent to sell its compounds and concentrates business. Neither sale is expected to have a material effect on Lyondell's consolidated financial statements.

  Distributions in excess of earnings for 1998 were $403 million by Equistar, $20 million by LCR, and $12 million by Lyondell Methanol. The $403 million distribution from Equistar includes $197 million resulting from the Company's repayment of the $345 million note payable to Equistar.

  Financing Activities--During the third quarter 1998, the Company obtained a $7.0 billion Credit Facility of which $6.5 billion was drawn down in connection with the financing of the Acquisition. As part of the acquisition, Lyondell assumed approximately $870 million of ARCO Chemical debt. Borrowing under the Credit Facility of $6.5 billion was used for the purchase of all outstanding shares of ARCO Chemical stock; repayment of debt, including the $345 million note payable to Equistar, short-term borrowing of Lyondell and ARCO Chemical, and other long-term borrowing of ARCO Chemical; and payment of certain debt issuance costs.

  Cash used in other financing activities in 1998 consisted primarily of $59 million used to repurchase Common Stock. From time to time the Company purchases its shares in the market to issue under the Company's employee compensation and benefits plans, including stock option and restricted stock plans. In addition, the Company completed the stock buyback program authorized in September 1997 by the Board of Directors in the second quarter of 1998. A total of 2,567,051 shares were purchased under the stock buyback program for $75 million.

  The Company paid regular quarterly dividends of $.225 per share of common stock in 1998.

  In February 1999, Equistar completed an offering of senior unsecured notes in the principal amount of $900 million. The proceeds were primarily used to refinance existing indebtedness of Equistar.

  In late 1998, LCR postponed a planned debt refinancing. The postponement was due to bond market conditions and political change in Venezuela associated with the recent presidential elections. The proceeds of such refinancing would have been used to repay third party construction loans and subordinated loans made to LCR by Lyondell and CITGO with any remaining cash distributed to the partners. LCR intends to pursue the refinancing as soon as practical.

  Liquidity--As of December 31, 1998, the Company had outstanding consolidated debt of $7.0 billion and equity of $0.6 billion. Substantially all of the debt was incurred in July 1998 under the Credit Facility for the purpose of acquiring ARCO Chemical or was assumed as part of the Acquisition.

  The Credit Facility requires the Company to retire $1.25 billion of the debt by June 30, 1999 and to issue $1.25 billion of equity securities, as defined, by July 23, 1999. At the time the Credit Facility was arranged in July 1998, the Company intended to promptly issue $1.25 billion or more of equity securities to satisfy both these requirements. An additional $2 billion of debt under the Credit Facility matures on June 30, 2000. The Company anticipated that a combination of forecasted operating cash flows and proceeds to the Company from the then-planned LCR refinancing together with a planned offering of debt securities would be used to repay or refinance the debt due in June 2000.

  However, the Company postponed its plans for a fall 1998 securities offering as a result of adverse changes in capital market conditions that began in August 1998. In addition, the cyclical downturn in commodity chemicals adversely affected both the Company's operating results and the market valuation of its common stock. In late 1998, LCR's refinancing plans were postponed for the reasons discussed above. The postponement of the $1.25 billion equity offering and related debt paydown, combined with the decline in recent and projected operating results, could make it more difficult for the Company to remain in compliance with certain financial ratio requirements contained in the Credit Facility as those ratios become more restrictive under the existing terms.

  As a result of all the foregoing, the Company has proposed an amendment to the Credit Facility that would, among other things, substantially reduce the requirements for sale of equity and ease the financial ratio requirements. The amendment requires approval by lenders holding a majority of the commitments. The Company intends to complete the amendment of the Credit Facility and to effect debt and equity offerings in the second quarter of 1999, using the proceeds to meet the June 1999 debt maturity. At the same time, the Company is actively exploring other available alternative means of retiring or refinancing debt, including other financing sources, enhancement of operating cash flows through cost reductions, management of working capital levels and sales of assets. The Company continues to believe that repositioning its balance sheet to achieve an investment grade rating over time is an important objective.

  The ability of the Company to meet its debt obligations, finance its capital expenditure needs, maintain its dividend rate and comply with the covenants and financial requirements in the Credit Facility will generally depend on the future performance of the Company, the outcome of the Credit Facility amendment process, and the availability and terms of additional financing or alternative means to repay and refinance bank debt. These factors, in turn, are affected by relevant prevailing economic, competitive and market conditions and other factors beyond the Company's control. The breach of any of the covenants or financial requirements in the Credit Facility could result in a default thereunder, which would permit the lenders to declare the loans immediately payable and to terminate future lending commitments.

  Based on discussions to date with its agent banks and prospective underwriters and on current market conditions, the Company is optimistic that it will be able to amend the terms of the Credit Facility and to complete debt and equity offerings on satisfactory terms. Accordingly, the Company believes conditions will be such that cash balances, cash generated from operating activities, and funds from anticipated financing activities and lines of credit will be adequate to meet anticipated future cash requirements for scheduled debt repayments, necessary capital expenditures and dividends.

  In addition, as of December 31, 1998, Equistar, LCR and Lyondell Methanol had, in the aggregate, outstanding debt of approximately $2.9 billion and equity of approximately $4.6 billion. The ability of the joint ventures to distribute cash to the Company is reduced by their respective debt service obligations. Furthermore, a default under certain joint venture debt agreements would constitute a cross-default under the Company's Credit Facility. The Company also remains liable on approximately $713 million of debt for which primary responsibility was assumed by Equistar in connection with its formation.

CURRENT BUSINESS OUTLOOK

  Beginning August 1, 1998, Lyondell's operating results include the Acquired Business, which is reported as the intermediate chemicals and derivatives segment. Management expects continued stable growth for the core products in this segment in 1999, although prices and margins may be adversely affected in the latter part of the year by the start up of new industry PO capacity in Europe. The Company has delayed the PO-11 project by two years with a view to mitigating potential oversupply of PO as well as SM. However, co-products SM and MTBE are expected to continue to be affected by weak market conditions. Furthermore, environmental concerns in California and other states, principally over groundwater contamination due to leaking underground storage tanks, could lead to legislation that might negatively affect the demand for MTBE over the long term.

  The petrochemicals and polymers segments continue to be affected by overcapacity, resulting in weak pricing. However, spot prices for ethylene have improved and industry inventory levels of ethylene have declined well below benchmark levels that usually indicate a balanced market. Demand for polymers continues to grow overall. However, this growth has been overshadowed by new capacity that has put downward pressure on polymers prices. Polymers prices have approached historical trough levels. The impact of low prices for petrochemicals and polymers products is mitigated to the extent that the low prices increase demand for these products versus substitute materials. Additionally, the low sales prices are partly offset by lower feedstock costs as a result of low current crude oil and energy costs.

  Equistar has taken aggressive actions to buffer the cyclical downturn, including accelerations of the LaPorte plant turnaround from the third quarter 1999 to mid-November 1998, the announced idling of a substantial portion of HDPE capacity at the Port Arthur plant scheduled for March 31, 1999, reductions in working capital, and cost reductions through the achievement of synergies. Equistar continues to focus on cost reduction and synergies. Many of the cost-reduction programs have required time and capital to achieve with the benefits just now beginning to be realized. For example, in November, Equistar began implementation of the SAP information system on a company-wide basis. Completion of implementation in 1999 will eliminate the extra expense and inefficiency of running and coordinating multiple systems. Additionally, the LaPorte plant turnaround included changes that enable the plant to run heavier, cheaper feedstocks, thereby reducing ethylene production costs.

  LCR's financial results will continue to be impacted by the reduction in PDVSA crude oil allocations which took effect in August 1998. In addition, in March 1999 OPEC announced an agreement to further limit OPEC oil production, which could result in some additional decreases in the allocation of crude oil supplied to LCR by PDVSA. Decreased allocations of PDVSA crude oil tend to reduce LCR's pretax income and accordingly Lyondell's pro rata share of LCR's income. LCR is moving forward with a multi-year program to reduce operating costs; the new labor agreement is part of that program.

  The methanol market continues to be weak due to considerable excess capacity. Methanol margins are expected to continue at current low levels, as prices remain flat. Improvement is not anticipated in the near term. Lyondell Methanol took advantage of the current low-margin environment, implementing a turnaround in February 1999 that will include process enhancements designed to reduce methanol production costs.


YEAR 2000

  Lyondell, Equistar and LCR use many business information (information technology or "IT") systems as well as non-IT systems such as manufacturing support and other systems that could be affected by the "Year 2000 problem." The Year 2000 problem arises from computer programs and computer and other equipment with embedded chips or processors that use two digits rather than four to designate the year. Date-sensitive computer operations may recognize a date using "00" as the year 1900 rather than the year 2000, resulting in system failures or miscalculations, which may cause operational disruptions.

  Lyondell and Equistar have replaced many of their business information computer systems (including systems operated by Equistar for Lyondell Methanol). LCR is also in the process of replacing many of its business information systems. The new systems, based on enterprise software from SAP America, Inc. ("SAP"), will replace older business systems and allow employees at different locations to share financial and operating information more effectively. The first major use of the software commenced in May 1997 for the majority of the operations contributed to Equistar by Lyondell. Equistar's second major SAP implementation phase was successfully completed in November 1998, while additional SAP work will be completed in the first half of 1999. LCR will complete implementation of its SAP project at the beginning of 1999. The new systems and software are Year 2000 compliant, thus addressing the majority of the Company's Year 2000 business system requirements. Lyondell has elected to continue with the repair and remediation for the majority of systems of the Acquired Business.

  The Company has a Year 2000 Executive Sponsor Team with representatives of Lyondell, Equistar and LCR. The Year 2000 Executive Sponsor Team is providing oversight to individual Year 2000 Steering Committees within each organization. Each Steering Committee is in the process of completing an assessment of the state of readiness of the IT and non-IT systems of the Company and its joint ventures. These assessments cover manufacturing systems, including laboratory information systems and field instrumentation, and significant third party vendor and supplier systems, including employee compensation and benefit plan maintenance systems. The steering committees are also in the process of assessing the readiness of significant customers and suppliers.

  The Year 2000 assessment process for each organization consists of an inventory of Year 2000 sensitive equipment, an assessment of the impact of possible failures, determination of the required remediation actions, and testing and implementation of solutions. The inventory, assessment and remediation phases should be completed in the first quarter of 1999, with the remainder of the testing and final implementation taking place in 1999. The progress of these phases as of December 31, 1998 is summarized as follows:

                    Lyondell Enterprise Year 2000 Readiness
                            As of December 31, 1998



Graph showing the percentage of completion of the inventory, assessment, remediation, testing and implementation phases of the Year 2000 assessment process for each of Lyondell, Equistar and LCR. The percentage of completion is indicated in the table below:

                    Lyondell Enterprise Year 2000 Readiness
                            As of December 31, 1998


                 Inventory   Assessment   Remediation    Testing  Implementation
                 ---------   ----------   -----------    -------  --------------
Lyondell            99%          85%          65%          35%          20%
Equistar            99%          98%          89%          39%          28%
LCR                 96%          96%          62%          25%          25%

  As of December 31, 1998, Year 2000 spending by the Company, Equistar and LCR for the replacement of both IT and non-IT systems is summarized as follows:

      Millions of dollars                                  Lyondell Equistar LCR
      -------------------                                  -------- -------- ---
      Spending through December 31, 1998..................   $ 5      $ 1    $ 1
      Estimated additional spending.......................     7       12      3
                                                             ---      ---    ---
        Total estimated spending..........................   $12      $13    $ 4
                                                             ===      ===    ===
      Lyondell share of estimated spending................   $12      $ 5    $ 2
                                                             ===      ===    ===

  The total estimated spending of $29 million for all three organizations represents a midpoint of an estimated range between $23 million and $35 million, of which the Company's share would be $15 million to $24 million. The estimated amount does not include costs incurred in connection with the implementation of SAP-related software. These spending estimates will be refined as phases of the assessment are completed. Spending is funded by cash generated from operations. Preliminary estimates indicate that approximately 10 to 15 percent of the estimated spending could qualify for capitalization.

  Management believes that all significant systems controlled by the Company will be Year 2000 ready in the last half of 1999. The Company's operations are dependent on a continuous supply of key services from raw material suppliers and utility and transportation providers. While the Steering Committees are assessing the readiness of third party customers and suppliers, there can be no assurance that third parties with a significant business relationship will successfully test, reprogram, and replace all of their IT and non-IT systems on a timely basis. The Company is developing contingency plans with the assistance of an outside consultant. The final plans, when implemented, are intended to avoid material interruption of core business operations through the year 2000 and beyond, while ensuring safe operations and responsible financial performance. The contingency planning will involve an analysis of critical business processes and an identification of the most likely threats to these processes. Solutions and alternatives will be developed for these internal or external threats. The enterprise expects to complete its analysis and plan development by mid-year 1999 with implementation to be completed in the last half of the year.

  There is inherent uncertainty in the Year 2000 problem due to the possibility of unanticipated failures by third party customers and suppliers. Accordingly, the Company is unable, at this time, to assess the extent and resulting materiality of the impact of possible Year 2000 failures on its operations, liquidity or financial position. In a worst case scenario, controlled plant shutdowns using the Company's standard shutdown procedures might be necessitated by failures of utility providers or suppliers or by internal conditions affecting plant operability. Such events could have a material adverse effect on the Company's operations, liquidity or financial position. The Year 2000 assessment process is expected to provide information that will significantly reduce the level of uncertainty regarding the Year 2000 impact. Management believes that the completion of the assessment as scheduled will help minimize the possibility of any significant disruptions of Company operations.

EUROPEAN MONETARY UNION

  On January 1, 1999, the euro became the official currency for the eleven member countries of the European Union (Austria, Belgium, Finland, France, Germany, Ireland, Italy, Luxembourg, The Netherlands, Portugal and Spain) that are participating in monetary union. On that date, the national currencies of the participating countries ceased to exist as independent currencies and continued only as denominations of the euro. The euro conversion rates for each of the former national currencies were irrevocably fixed on January 1, 1999. Euro banknotes and coins will be introduced on January 1, 2002 and the former national currency banknotes and coins will be withdrawn by July 1, 2002 at the latest.

  The Company has substantially completed a review of its principal European markets and does not expect European monetary union to have a material effect on the conduct of its business. Specifically, there are no major competitive implications for product pricing, and most significant contracts are expected to remain in force with no renegotiation expected. Similarly, there is no impact on the Company's foreign currency swap and forward contracts, which hedge risks between the U.S. dollar and these currencies. (See Note 17 of Notes to Consolidated Financial Statements.) The European-based revenues of the Acquired Business are approximately $1.0 billion on an annual basis.

  While the Company has converted its systems to invoice customers in euros beginning January 1, 1999, the conversion of other business and financial systems is still in the planning and implementation stages. Due to Year 2000 priorities, it is anticipated that the conversion of most business systems to the euro will not begin until the fourth quarter of 1999 with a target completion date of January 1, 2001. The deadline for conversion of systems is January 1, 2002. Based upon the assessments completed to date, the Company does not expect the onset of European monetary union to have a material impact on the Company's consolidated financial statements.

ENVIRONMENTAL MATTERS

  Various environmental laws and regulations impose substantial requirements upon the operations of the Company. The Company's policy is to be in compliance with such laws and regulations, which include, among others, CERCLA, as amended, RCRA and the Clean Air Act Amendments. In connection with the transfer of assets and liabilities from Atlantic Richfield Company ("ARCO") to the Company at the time the Company was formed, effective July 1, 1988, the Company and ARCO entered into an agreement (the "Cross-Indemnity Agreement") whereby the Company agreed to defend and indemnify ARCO against certain uninsured claims and liabilities that ARCO might incur relating to the operation of the business of the Company prior to July 1, 1988, including certain liabilities that may arise out of pending and future lawsuits. ARCO, along with many other companies, has been named a potentially responsible party (PRP) under CERCLA in connection with the past disposal of waste at third party waste sites. Pursuant to the Cross-Indemnity Agreement, the Company is currently contributing funds for one site pursuant to its obligation to reimburse ARCO for a portion of its uninsured remediation costs. Under the Revised Cross-Indemnity Agreement, both ARCO and the Company waive any claim for reimbursement under the existing Cross-Indemnity Agreement for any prior defense and settlement costs associated with waste site matters, and the Company will assume responsibility for its proportionate share of future costs for waste site matters not covered by ARCO insurance. The obligation described above will continue under the Revised Cross-Indemnity Agreement.

  Lyondell, Millennium and Occidental have similar indemnifications with Equistar related to the petrochemicals and polymers businesses contributed by the companies. Equistar has agreed to indemnify and defend Lyondell, Millennium and Occidental, individually, up to $7 million each, against certain uninsured claims and liabilities asserted within the first seven years after the respective asset contributions that Equistar may incur relating to the operation of the contributed businesses prior to their contribution to Equistar, subject to certain terms of the Asset Contribution Agreements.

  The Company accrues for contingencies, including those based upon unasserted claims that are probable and reasonably estimable. In connection with environmental matters, the Company establishes accruals based upon known facts and circumstances. Based on current environmental laws and regulations, the Company believes it has adequately accrued for the matters described herein. Lyondell's accrued environmental liability at December 31, 1998 was $48 million, including $39 million related to the Acquired Business' environmental liability.

  The environmental liability of the Acquired Business reflected the Company's latest assessment of potential future remediation costs associated with currently known sites. The liability is related to four current plant sites, one former plant site and one federal Superfund site for amounts ranging from $2 million to $18 million per site. The Acquired Business is involved in administrative proceedings or lawsuits relating to a minimal number of other Superfund sites. However, the Company estimates, based on currently available information, that potential loss contingencies associated with these sites, individually and in the aggregate, are not significant. Substantially all amounts accrued are expected to be paid out over the next five to ten years.

  The Company has relied upon RI/FS at each of the Acquired Business' sites as a basis for estimating remediation costs at the site. RI/FS or preliminary assessments have been completed at most of the sites. However, selection of the remediation method and the cleanup standard to be applied are, in most cases, subject to approval by the appropriate government authority. Accordingly, the Company may have possible loss contingencies in excess of the amounts reserved to the extent the scope of remediation required, the final remediation method selected and the cleanup standard applied vary from the assumptions used in estimating the liability. The Company estimates that the upper range of these possible loss contingencies should not exceed the $39 million amount accrued by more than $65 million.

  The extent of loss related to environmental matters ultimately depends upon a number of factors, including technological developments, changes in environmental laws, the number and ability to pay of other parties involved at a particular site and the Company's potential involvement in additional environmental assessments and cleanups. Based upon currently known facts, management believes that any remediation costs the Company may incur in excess of the amounts accrued or disclosed above would not have a material adverse impact on the Company's consolidated financial statements. However, the resolution of one or more of these matters in any reporting period could have a material impact on the Company's results of operations for that period.

  The Company spent $8 million, $1 million and $2 million in 1998, 1997 and 1996, respectively, relating to environmental remediation matters. The Company estimates that expenditures will total approximately $11 million in 1999. The Company, its subsidiaries and its joint ventures also make capital expenditures to comply with environmental regulations. Such capital expenditures totaled, in the aggregate, approximately $22 million, $13 million and $28 million for 1998, 1997 and 1996, respectively. The Company estimates that such capital expenditures will total approximately $27 million in 1999 and will not be materially different in 2000. The 1998 amounts reported above include the full twelve-months' spending of the acquired ARCO Chemical business.

INDUSTRY CYCLICALITY AND OVERCAPACITY

  The Company's historical operating results reflect the cyclical and volatile nature of both the chemical and refining industries. Both industries are mature and capital intensive, and industry margins are sensitive to supply and demand balances, which have historically been cyclical. The chemical industry historically has experienced alternating periods of tight supply, causing prices and profit margins to increase, followed by periods of substantial capacity additions, resulting in oversupply and declining prices and profit margins. Due to the commodity nature of most of the Company's products, the Company is not necessarily able to protect its market position by product differentiation or to pass on cost increases to its customers. Accordingly, increases in raw material and other costs do not necessarily correlate with changes in product prices, either in the direction of the price change or in absolute magnitude. Moreover, a number of participants in various segments of the chemical industry have announced plans for expansion of plant capacity. There can be no assurance that future growth in product demand will be sufficient to utilize this additional, or even current, capacity. Excess industry capacity, to the extent it occurs, may depress the Company's volumes and margins. As a result, the Company's earnings may be subject to significant fluctuations.

  External factors beyond the Company's control, such as general economic conditions, competitor action, international events and circumstances and governmental regulation in the United States and abroad, can cause volatility in feedstock prices, as well as fluctuations in demand for the Company's products, product prices, volumes and margins, and can magnify the impact of economic cycles on the Company's business. A number of the Company's products are highly dependent on durable goods markets, such as housing and automotive, that are particularly cyclical. With respect to the Company's refining business, however, management believes that the combination of the Crude Supply Agreement and the Products Agreement tends to stabilize earnings and to substantially reduce the market driven aspects of volatility.

FOREIGN OPERATIONS AND COUNTRY RISKS

  International operations and exports to foreign markets are subject to a number of risks, including currency exchange rate fluctuations, trade barriers, exchange controls, national and regional labor strikes, political risks and risks of increases in duties and taxes, as well as changes in laws and policies governing operations of foreign-based companies. In addition, earnings of foreign subsidiaries and intercompany payments may be subject to foreign income tax rules that may reduce cash flow available to meet required debt service and other obligations of the Company.

ACCOUNTING STANDARDS

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement is effective for the Company's calendar year 2000; however, early adoption is permitted. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending upon whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings. The Company is currently evaluating SFAS No. 133 and whether it will adopt this pronouncement prior to the effective date.

FORWARD-LOOKING STATEMENTS

  Certain of the statements contained in this report, including those set forth in this Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations as well as those set forth in Item 7a-- Disclosure of Market Risk, are "forward-looking statements" within the meaning of the federal securities laws. Although Lyondell believes the expectations reflected in such forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties, and Lyondell can give no assurance that such expectations will prove to have been correct. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the cyclical nature of the chemical and refining industries, uncertainties associated with the United States and worldwide economies, current and potential governmental regulatory actions in the United States and in other countries, substantial chemical and refinery capacity additions resulting in oversupply and declining prices and margins, raw material costs or supply arrangements, the Company's ability to implement cost reductions, and operating interruptions (including leaks, explosions, fires, mechanical failure, unscheduled downtime, labor difficulties, transportation interruptions, spills and releases and other environmental risks). Many of such factors are beyond Lyondell's or its joint ventures' ability to control or predict. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or prior earnings levels.

  All forward-looking statements in this Form 10-K are qualified in their entirety by the cautionary statements contained in this section and elsewhere in this report.

Item 7a. Disclosure of Market Risk

COMMODITY PRICE RISK

  A substantial portion of the Company's products and feedstocks, as well as those of Equistar, LCR and Lyondell Methanol, are commodities whose prices fluctuate as market supply/demand fundamentals change. Accordingly, product margins and the level of the Company's profitability tend to fluctuate with changes in the business cycle. The Company tries to protect against such instability through various business strategies. These include increasing the olefins plants' feedstock flexibility, entering into multi-year processing and sales agreements, moving downstream into derivatives products whose pricing is more stable, and the use of the "deemed margin" contract at LCR. The Company has not used derivative instruments for commodity hedging purposes.

FOREIGN EXCHANGE RISK

  Foreign exchange exposures result from cash flows between U.S. and foreign operations and transactions denominated in currencies other than the local currency of a foreign operating entity. The Company uses foreign currency swap and forward contracts to minimize the exposure related to net monetary exposures on the balance sheet and anticipatory cash flows. Although the Company uses these types of contracts to reduce foreign exchange exposures with respect to revenues, capital commitments and other expenses denominated in foreign currencies, there can be no assurance that such hedging techniques will protect the Company's reported results against exchange rate fluctuations or that the Company will not incur material losses on such contracts. At December 31, 1998, the Company had foreign currency contracts outstanding in the notional amount of $205 million, principally swap contracts hedging the Dutch guilder. Using sensitivity analysis, the hypothetical increase in foreign exchange loss due to these derivative instruments from an assumed 10 percent unfavorable change in year-end exchange rates was not material. The quantitative information about market risk is necessarily limited because it does not take into account the effects of the underlying operating transactions.

INTEREST RATE RISK

  The Company is exposed to interest rate risk with respect to certain financial instruments and derivative instruments. These include variable-rate Term Loans outstanding of $6.5 billion and Treasury Lock transactions in the notional amount of $1 billion at December 31, 1998. The Treasury Locks are based on U.S. Treasury rates and are being used to hedge anticipated Company debt offerings. Assuming a hypothetical 10 percent increase in interest rates, the increase in annual interest expense on the variable-rate Term Loans would be $35 million. The hypothetical increase in interest rates would result in a potential change in the fair value of Treasury Locks from a $53 million obligation at December 31, 1998 to a $20 million obligation, which would be amortized over the term of the anticipated debt offering. Sensitivity analysis was used for the purpose of this analysis.

Item 8. Financial Statements and Supplementary Data

                         Index to Financial Statements

                                                                            Page
                                                                            ----
LYONDELL CHEMICAL COMPANY

Report of Independent Accountants..........................................  53

Consolidated Financial Statements:

  Consolidated Statements of Income........................................  54
  Consolidated Balance Sheets..............................................  55
  Consolidated Statements of Cash Flows....................................  56
  Consolidated Statements of Stockholders' Equity..........................  57
  Notes to Consolidated Financial Statements...............................  58

EQUISTAR CHEMICALS, LP

Report of Independent Accountants..........................................  84

Financial Statements:

  Statements of Income.....................................................  85
  Balance Sheets...........................................................  86
  Statements of Cash Flows.................................................  87
  Statements of Partners' Capital..........................................  88
  Notes to Financial Statements............................................  89

LYONDELL-CITGO REFINING LP

Independent Auditors' Report............................................... 106
Report of Independent Accountants.......................................... 107

Financial Statements:

  Statements of Income..................................................... 108
  Balance Sheets........................................................... 109
  Statements of Cash Flows................................................. 110
  Statements of Partners' Capital.......................................... 111
  Notes to Financial Statements............................................ 112

                           LYONDELL CHEMICAL COMPANY

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Lyondell Chemical Company

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Lyondell Chemical Company (formerly Lyondell Petrochemical Company) and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

Houston, Texas
February 26, 1999

                           LYONDELL CHEMICAL COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME

                                                           For the year ended
                                                              December 31
                                                          ----------------------
Millions of dollars, except per share data                 1998    1997    1996
------------------------------------------                ------  ------  ------
Sales and other operating revenues:
  Unrelated parties...................................... $1,447  $2,346  $4,734
  Related parties........................................     --     532     318
                                                          ------  ------  ------
                                                           1,447   2,878   5,052
                                                          ------  ------  ------
Income from equity investments (before unusual charges):
  Equistar Chemicals, LP.................................    134      30      --
  LYONDELL-CITGO Refining LP.............................    116     102      --
  Lyondell Methanol Company, L.P.........................      6      --      --
                                                          ------  ------  ------
                                                             256     132      --
                                                          ------  ------  ------
Gain on sale of assets...................................     --      --      30
                                                          ------  ------  ------
Operating costs and expenses:
  Cost of sales:
    Unrelated parties....................................  1,089   1,827   4,320
    Related parties......................................     --     423     250
  Selling, general and administrative expenses...........    126     186     234
  Research and development expense.......................     26      --      --
  Amortization of goodwill and other intangible assets...     41      --      --
  Unusual charges........................................     82      40      --
                                                          ------  ------  ------
                                                           1,364   2,476   4,804
                                                          ------  ------  ------
  Operating income.......................................    339     534     278

Interest expense.........................................   (287)    (75)    (81)
Interest income..........................................     25      14       3
Other income (expense), net..............................     12     (17)     (4)
                                                          ------  ------  ------
Income before income taxes...............................     89     456     196
Provision for income taxes...............................     37     170      70
                                                          ------  ------  ------
Net income............................................... $   52  $  286  $  126
                                                          ======  ======  ======
Basic and diluted earnings per share..................... $  .67  $ 3.58  $ 1.58
                                                          ======  ======  ======


                See Notes to Consolidated Financial Statements.

                           LYONDELL CHEMICAL COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                                                 December 31
                                                                --------------
Millions of dollars                                              1998    1997
-------------------                                             ------  ------
ASSETS
Current assets:
  Cash and cash equivalents.................................... $  233  $   86
  Accounts receivable:
    Trade, net.................................................    473       1
    Related parties............................................      6       4
  Inventories..................................................    550      --
  Prepaid expenses and other current assets....................     64      12
                                                                ------  ------
      Total current assets.....................................  1,326     103
                                                                ------  ------
Property, plant and equipment, net.............................  4,511      46
Investment in affiliates:
  Equistar Chemicals, LP.......................................    660   1,063
  LYONDELL-CITGO Refining LP...................................     84     104
  Lyondell Methanol Company, L.P...............................     50      --
Receivable from LYONDELL-CITGO Refining LP.....................    231     196
Other investments and long-term receivables....................     53      --
Goodwill, net..................................................  1,430      --
Deferred charges and other assets..............................    880      47
                                                                ------  ------
Total assets................................................... $9,225  $1,559
                                                                ======  ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable:
    Trade...................................................... $  252  $   87
    Related parties............................................      1      97
  Notes payable................................................     --     100
  Current maturities of long-term debt.........................  1,603      --
  Other accrued liabilities....................................    481      24
                                                                ------  ------
      Total current liabilities................................  2,337     308
                                                                ------  ------
Long-term debt, less current maturities........................  5,391     345
Other liabilities and deferred credits.........................    294      73
Deferred income taxes..........................................    413     209
Commitments and contingencies
Minority interest..............................................    216       5
Stockholders' equity:
  Preferred stock, $.01 par value, 80,000,000 shares
   authorized, none outstanding................................     --      --
  Common stock, $1.00 par value, 250,000,000 shares authorized,
   80,000,000 issued...........................................     80      80
  Additional paid-in capital...................................    158     158
  Retained earnings............................................    387     407
  Accumulated other comprehensive income.......................     32      --
  Treasury stock, at cost, 2,978,203 and 1,015,512 shares,
   respectively................................................    (83)    (26)
                                                                ------  ------
      Total stockholders' equity...............................    574     619
                                                                ------  ------
Total liabilities and stockholders' equity..................... $9,225  $1,559
                                                                ======  ======

                See Notes to Consolidated Financial Statements.

                           LYONDELL CHEMICAL COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         For the year ended
                                                             December 31
                                                         ---------------------
Millions of dollars                                       1998    1997   1996
-------------------                                      -------  -----  -----
Cash flows from operating activities:
 Net income............................................. $    52  $ 286  $ 126
 Adjustments to reconcile net income to net cash
  provided by operating activities, net of the effects
  of purchase accounting and deconsolidation of
  affiliates:
  Depreciation and amortization.........................     138     84    110
  Unusual charges.......................................      57     --     --
  Deferred income taxes.................................      76     43     50
  Minority interest.....................................       6     17      4
  Gain on sale of assets................................      --     --    (30)
  Decrease (increase) in accounts receivable............      93    (64)   (94)
  Increase in inventories...............................     (15)   (37)   (29)
  (Decrease) increase in accounts payable...............    (160)   (44)   160
  Net change in other working capital accounts..........      36     (2)     6
  Other.................................................     (20)   (14)   (71)
                                                         -------  -----  -----
    Net cash provided by operating activities...........     263    269    232
                                                         -------  -----  -----
Cash flows from investing activities:
 Acquisition of ARCO Chemical Company, net of cash
  acquired..............................................  (5,869)    --     --
 Expenditures for property, plant and equipment.........     (64)   (49)  (609)
 Proceeds from sales of assets..........................      --     --     55
 Contributions and advances to affiliates...............     (35)   (86)    --
 Distributions from affiliates in excess of earnings....     435     72     --
 Deconsolidation of affiliates..........................     (11)   (12)    --
                                                         -------  -----  -----
    Net cash used in investing activities...............  (5,544)   (75)  (554)
                                                         -------  -----  -----
Cash flows from financing activities:
 Proceeds from issuance of long-term debt...............   6,500     --    502
 Payment of debt issuance costs.........................    (130)    --     (3)
 Net (decrease) increase in short-term debt.............    (100)    50    (43)
 Repayments of long-term debt...........................    (715)  (112)  (150)
 Minority owners (distributions) contributions..........      --    (16)   146
 Repurchase of common stock.............................     (59)   (26)    --
 Dividends paid.........................................     (70)   (72)   (72)
                                                         -------  -----  -----
    Net cash provided by (used in) financing
     activities.........................................   5,426   (176)   380
                                                         -------  -----  -----
Effect of exchange rate changes on cash.................       2     --     --
                                                         -------  -----  -----
Increase in cash and cash equivalents...................     147     18     58
Cash and cash equivalents at beginning of period........      86     68     10
                                                         -------  -----  -----
Cash and cash equivalents at end of period.............. $   233  $  86  $  68
                                                         =======  =====  =====

                See Notes to Consolidated Financial Statements.

                           LYONDELL CHEMICAL COMPANY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                               Accumulated
                           Common Stock   Additional              Other
Millions of dollars,      ---------------  Paid-In   Retained Comprehensive Comprehensive
except per share data     Issued Treasury  Capital   Earnings    Income        Income
---------------------     ------ -------- ---------- -------- ------------- -------------
Balance, January 1, 1996
 (80,000,000 shares
 issued)................   $80     $ --      $158      $142        $--          $ --
  Net income............    --       --        --       126         --           126
  Cash dividends ($.90
   per share)...........    --       --        --       (72)        --            --
  Other.................    --       --        --        (3)        --            --
                           ---     ----      ----      ----        ---          ----
                                                                                $126
                                                                                ====
Balance, December 31,
 1996
 (80,000,000 shares
 issued)................    80       --       158       193         --          $ --
  Net income............    --       --        --       286         --           286
  Cash dividends ($.90
   per share)...........    --       --        --       (72)        --            --
  Purchase of 1,015,512
   treasury shares......    --      (26)       --        --         --            --
                           ---     ----      ----      ----        ---          ----
                                                                                $286
                                                                                ====
Balance, December 31,
 1997
 (80,000,000 shares
 issued; 1,015,512
 treasury shares).......    80      (26)      158       407         --          $ --
  Net income............    --       --        --        52         --            52
  Cash dividends ($.90
   per share)...........    --       --        --       (70)        --            --
  Purchase of 2,051,539
   treasury shares......    --      (59)       --        --         --            --
  Reissuance of 88,848
   treasury shares under
   restricted stock
   plan.................    --        2        --        --         --            --
  Foreign currency
   translation, net of
   tax of $25...........    --       --        --        --         32            32
  Other.................    --       --        --        (2)        --            --
                           ---     ----      ----      ----        ---          ----
                                                                                $ 84
                                                                                ====
Balance, December 31,
 1998
 (80,000,000 shares
 issued; 2,978,203
 treasury shares).......   $80     $(83)     $158      $387        $32
                           ===     ====      ====      ====        ===


                See Notes to Consolidated Financial Statements.

                           LYONDELL CHEMICAL COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Company and Operations

  Lyondell Chemical Company ("Company" or "Lyondell"), formerly Lyondell Petrochemical Company, operates in the (i) intermediate chemicals and derivatives, (ii) petrochemicals, (iii) polymers, (iv) refining and (v) methanol businesses through its wholly owned subsidiary, ARCO Chemical Company ("ARCO Chemical" or "Acquired Business"), acquired by the Company as of July 28, 1998 (see Note 3), and through the Company's joint venture ownership interests in Equistar Chemicals, LP ("Equistar"), LYONDELL-CITGO Refining LP ("LCR"), formerly LYONDELL-CITGO Refining Company Ltd., and Lyondell Methanol Company, L.P. ("Lyondell Methanol").

  The Acquired Business, now named Lyondell Chemical Worldwide, Inc., is the world's largest producer of propylene oxide ("PO") and a leading worldwide producer and marketer of polyether polyols, propylene glycol, propylene glycol ethers, toluene diisocyanate ("TDI"), styrene monomer ("SM") and methyl tertiary butyl ether ("MTBE"). The Acquired Business is reported as the intermediate chemicals and derivatives segment.

  The Company's operations in the petrochemicals and polymers segments are conducted through its joint venture ownership interest in Equistar (see Note
4). The Company accounts for its investment in Equistar using the equity method of accounting. Prior to the formation of Equistar on December 1, 1997, the Company's assets and operations of the petrochemicals and polymers businesses were fully consolidated in the consolidated financial statements of the Company.

  Equistar's petrochemicals division consists of: olefins, including ethylene, propylene, butadiene, butylenes and specialty products; aromatics, including benzene and toluene; oxygenated chemicals, including ethylene oxide and derivatives, MTBE, ethyl alcohol and diethyl ether; and specialty chemicals, including refinery blending stocks.

  Equistar's polymers division consists of: polyolefins, including high density polyethylene ("HDPE"), low density polyethylene ("LDPE"), linear-low density polyethylene ("LLDPE") and polypropylene; and performance polymers products, including color concentrates and compounds, wire and cable resins and compounds, adhesive resins, and fine powders.

  The Company's operations in the refining segment are conducted through its joint venture ownership interest in LCR (see Note 5). This segment consists of: refined petroleum products, including conventional and reformulated gasoline, low sulfur diesel and jet fuel; aromatics produced at LCR's full-conversion Houston, Texas refinery ("Refinery"), including benzene, toluene, paraxylene and orthoxylene; lubricants, including industrial lubricants, motor oils, white oils, process oils and base oils; carbon black oil; sulfur; residual oil; petroleum coke fuel; olefins feedstocks; and crude oil resales. LCR sells its principal refined products to the Company's joint venture partner in LCR, CITGO Petroleum Corporation ("CITGO").

  The Company has additional operations conducted through its joint venture ownership interest in Lyondell Methanol (see Note 6). These operations consist of methanol and other petrochemical products produced by its methanol facility. Effective January 1, 1998, Lyondell began to account for its investment in Lyondell Methanol using the equity method of accounting. Prior to 1998, Lyondell Methanol's assets and operations were fully consolidated in the consolidated financial statements.

  From its formation in 1985 through June 1988, the Company operated as a division of Atlantic Richfield Company ("ARCO"). In July 1988, ARCO transferred the division's assets and liabilities along with additional pipeline assets, to its wholly owned subsidiary, Lyondell Petrochemical Company, a Delaware corporation. In January 1989, ARCO completed an initial public offering of approximately 50.1 percent of the Company's common stock. In August 1994, ARCO issued three-year debt securities ("Exchangeable Notes") which were

                           LYONDELL CHEMICAL COMPANY
exchangeable upon maturity on September 15, 1997 into Lyondell common stock or an equivalent cash value, at ARCO's option. On September 15, 1997, ARCO delivered shares of Lyondell common stock to the holders of the Exchangeable Notes. The Company purchased the remaining 383,312 shares of common stock held by ARCO after the conversion. As of December 31, 1998 and 1997, ARCO owned no shares of Lyondell common stock.

2. Summary of Significant Accounting Policies

  Basis of Presentation--The 1998 Consolidated Financial Statements include the accounts of the Company and its subsidiaries, including the results of operations of the Acquired Business for the five months ended December 31, 1998. The Company's joint venture ownership interests in Equistar for 1998 and December 1997, in LCR for 1998 and 1997, and in Lyondell Methanol for 1998, are reported as equity investments and are not consolidated into the Company's financial statements. Lyondell Methanol is fully consolidated into the Company's financial statements for 1997 and 1996, and LCR is fully consolidated only for 1996. Additionally, the Company has an investment in a 50 percent owned affiliate that is accounted for using the equity method of accounting. All significant transactions between the entities of the Company have been eliminated from the Consolidated Financial Statements.

  Revenue Recognition--Revenue from product sales is generally recognized upon delivery of products to the customer.

  Equity Method of Accounting--Investments in joint ventures ("JVs") where the Company exerts a certain minimum level of management control, but lacks full decision making ability over all major issues, are accounted for using the equity method of accounting. Under those circumstances, this accounting treatment is used even though the Company's ownership percentage may exceed 50 percent. Under this method, the operations of the JVs are not consolidated line by line with those of the Company. Instead, the Company's portion of the JVs' net income is included in the Consolidated Statements of Income as "Income from equity investments" and the Company's portion of the JVs' net assets appears in the Consolidated Balance Sheets as "Investment in affiliates." Cash advances to, and distributions in excess of earnings from the JVs, are reflected as individual line items in the Consolidated Statements of Cash Flows.

  Cash and Cash Equivalents--Cash equivalents consist of highly liquid debt instruments such as certificates of deposit, commercial paper and money market accounts purchased with an original maturity date of three months or less. Cash equivalents are stated at cost, which approximates fair value. The Company's policy is to invest cash in conservative, highly rated instruments and limit the amount of credit exposure to any one institution. The Company performs periodic evaluations of the relative credit standing of these financial institutions, which are considered in the Company's investment strategy.

  The Company has no requirements for compensating balances in a specific amount at a specific point in time. The Company does maintain compensating balances for some of its banking services and products. Such balances are maintained on an average basis and are solely at the Company's discretion. As a result, none of the Company's cash is restricted.

  Accounts Receivable--The Company sells its products primarily to other industrial concerns in the petrochemicals and refining industries. The Company performs ongoing credit evaluations of its customers' financial condition, and, in certain circumstances, requires letters of credit from them. The Company's allowance for doubtful accounts receivable, which is reflected in the Consolidated Balance Sheets as a reduction of accounts receivable, totaled $11 million at December 31, 1998. The Company had no significant allowance for doubtful accounts recorded at December 31, 1997.

                           LYONDELL CHEMICAL COMPANY

  Property, Plant and Equipment--Property, plant and equipment are recorded at cost. Depreciation of manufacturing facilities and equipment is computed using the straight-line method over the estimated useful lives of the related assets ranging from 5 to 30 years.

  Upon retirement or sale, the Company removes the cost of the asset and the related accumulated depreciation from the accounts and reflects any resulting gain or loss in the Consolidated Statements of Income. The Company's policy is to capitalize interest cost incurred on debt during the construction of major projects exceeding one year.

  Turnaround Maintenance and Repair Expenses--Cost of repairs and maintenance incurred in connection with turnarounds of major units at the Company's manufacturing facilities exceeding $5 million are deferred and amortized using the straight-line method, until the next planned turnaround, generally four to six years.

  Goodwill--Goodwill represents the excess of purchase price paid over the value assigned to the net tangible assets of a business acquired. This intangible asset is amortized over 40 years, the estimated useful life, using the straight-line method. See Long-Lived Asset Impairment below.

  Deferred Charges--Deferred charges are carried at cost and consist primarily of the value assigned to patents and licensed technology, capacity reservation fees and other long-term processing rights and costs. These assets are amortized using the straight-line method over their estimated useful lives or the term of the related agreement, if shorter.

  Environmental Remediation Costs--Expenditures related to investigation and remediation of contaminated sites, which include operating facilities and waste disposal sites, are accrued when it is probable a liability has been incurred and the amount of the liability can reasonably be estimated. Estimates have not been discounted to present value. Environmental remediation costs are expensed or capitalized in accordance with generally accepted accounting principles.

  Pension and Other Postretirement Benefit Plans--During 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 132, Employers' Disclosures about Pensions and Other Retirement Benefits. The provisions of SFAS No. 132 revise employer disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of these plans. SFAS No. 132 standardizes the disclosure requirements for these plans, to the extent practicable.

  Minority Interest--Minority interest in 1998 primarily represents the interest of third-party investors in a partnership that owns one of the Company's two domestic PO/SM plants. The Company retains a majority interest in the partnership. The minority interest share of the partnership's income and loss is reported in "Other income (expense), net" in the Consolidated Statements of Income.

  Exchanges--Crude oil and finished product exchange transactions, which involve homogeneous commodities in the same line of business and do not involve the payment or receipt of cash, are not accounted for as purchases and sales. Any resulting volumetric exchange balances are accounted for as inventory in accordance with the normal LIFO valuation policy.

  Income Taxes--Deferred income taxes result from temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes and are calculated based upon cumulative book and tax differences in the Consolidated Balance Sheets in accordance with SFAS No. 109, Accounting for Income Taxes. Valuation allowances are provided against deferred tax assets which are not likely to be realized in full.

  Foreign Currency Translation--Where the local currency is the functional currency, the financial statements of international operations are translated into U.S. dollars using the exchange rate at each balance sheet date for

                           LYONDELL CHEMICAL COMPANY
assets and liabilities and the average exchange rate for each period for revenues, expenses, gains and losses. Translation adjustments are recorded as a separate component of "Accumulated other comprehensive income" in the stockholders' equity section of the Consolidated Balance Sheets. Where the U.S. dollar is the functional currency, remeasurement adjustments are recorded as foreign exchange gains and losses in the Consolidated Statements of Income.

  Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Long-Lived Asset Impairment--In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company reviews its long-lived assets, including goodwill, for impairment on an exception basis whenever events or changes in circumstances indicate a potential loss in utility. Impairment losses are recognized in the Consolidated Statements of Income.

  Segment and Related Information--In 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 supercedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, replacing the "industry segment" approach with the management approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect the results of operations or the financial position of the Company (see Note 22).

  Reclassifications--Certain previously reported amounts have been restated to conform to classifications adopted in 1998.

3. Purchase of ARCO Chemical Company

  As of July 28, 1998, the Company completed its acquisition of ARCO Chemical ("Acquisition"). The transaction was financed through a $7.0 billion Credit Facility (see Note 16). This Acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of the Acquired Business are included in the Company's Consolidated Statements of Income prospectively from August 1, 1998. The acquisition cost of approximately $5.9 billion has been allocated to the assets acquired and liabilities assumed based upon the estimated fair value of such assets and liabilities at the date of acquisition. The Company is awaiting additional information related to the fair value of certain assets acquired and liabilities assumed. Management does not expect the finalization of these matters to have a material effect on the purchase price allocation. In connection with the acquisition, the Company accrued liabilities for costs associated with the delay of construction of the PO-11 plant, vesting of certain key manager benefits pursuant to a change of control provision, severance costs for the involuntary termination of certain headquarters employees, and relocation costs for moving personnel to the Company's Houston headquarters. The liability totaled $255 million at the date of acquisition. Through December 31, 1998, the Company had paid and charged approximately $132 million against the liability.

  Approximately $57 million, or less than one percent of the purchase price, was allocated to purchased in-process research and development. This included three projects valued at $29 million, $18 million and $10 million, respectively, representing two new product applications and one new process technology. The activities represented by these projects will be continued by the Company and the values assigned represent intangibles with no alternative future use. Accordingly, the Company wrote off the in-process research and development,

                           LYONDELL CHEMICAL COMPANY
recording a nonrecurring charge of $57 million in the third quarter 1998 (see
Note 7). The excess of purchase price paid over the estimated fair value of net assets acquired was allocated to goodwill. The amount allocated to goodwill was approximately $1.4 billion and is being amortized, using the straight-line method, over 40 years, the estimated useful life.

  The fair value of the assets acquired and liabilities assumed, net of cash acquired, was as follows:

      Millions of dollars
      -------------------
      Current assets, net of cash acquired.............................. $1,133
      Property, plant and equipment.....................................  4,454
      Purchased in-process research and development.....................     57
      Goodwill..........................................................  1,445
      Deferred charges and other assets.................................  1,124
      Current liabilities...............................................   (599)
      Long-term debt....................................................   (952)
      Other liabilities and deferred credits............................   (793)
                                                                         ------
      Purchase price, net of cash acquired.............................. $5,869
                                                                         ======

  The unaudited pro forma combined historical results of the Company and ARCO Chemical, giving effect to the Acquisition, the Credit Facility drawdown, the formation of Equistar, and the deconsolidation of Lyondell Methanol as of the beginning of 1998 and 1997, respectively, are as follows:

                                                                  For the year
                                                                      ended
                                                                   December 31
                                                                  -------------
      Millions of dollars, except per share data                   1998   1997
      ----------------------------------------------------------- ------ ------
      Sales and other operating revenues......................... $3,553 $3,995
      Income from equity investments.............................    256    526
      Unusual charges............................................     62    215
      Operating income...........................................    631    663
      Net income.................................................     42     27
      Basic and diluted earnings per share.......................    .54    .34

  The unaudited pro forma data presented above are not necessarily indicative of the results of operations of the Company that would have occurred had such transactions actually been consummated as of the beginning of 1998 and 1997, respectively, nor are they necessarily indicative of future results.

4. Equity Interest in Equistar Chemicals, LP

  Equistar was formed on December 1, 1997 as a joint venture between the Company and Millennium Chemicals Inc. ("Millennium"), to own and operate the businesses contributed by the partners. Lyondell contributed substantially all of the assets comprising its petrochemicals and polymers business segments, while Millennium contributed substantially all of the assets comprising its polyethylene and related products, performance polymers and ethyl alcohol businesses, which had been held in Millennium Petrochemicals Inc., a wholly-owned subsidiary of Millennium. On May 15, 1998, the ethylene, propylene and ethylene oxide and derivatives businesses of Occidental Chemical Corporation, a subsidiary of Occidental Petroleum Corporation ("Occidental"), were contributed to Equistar ("Occidental Contributed Business"). Equistar is operated as a Delaware limited partnership owned by subsidiaries of the Company, Millennium and Occidental ("Partners").

                           LYONDELL CHEMICAL COMPANY

  Lyondell currently has a 41.0 percent joint venture ownership interest, while Millennium and Occidental each have 29.5 percent. Prior to the addition of Occidental as a partner on May 15, 1998, the Company had a 57.0 percent joint venture ownership interest, while Millennium had 43.0 percent. Because the Partners jointly control certain management decisions, Lyondell accounts for its investment in Equistar using the equity method of accounting.

  Summarized financial information for Equistar is as follows:

                                                             December 31
                                                      -------------------------
      Millions of dollars                                 1998         1997
      -------------------                             ------------ ------------
      BALANCE SHEETS
      Total current assets..........................     $1,130       $1,192
      Property, plant and equipment, net............      4,075        2,118
      Goodwill, net.................................      1,151        1,139
      Deferred charges and other assets.............        312          151
                                                         ------       ------
      Total assets..................................     $6,668       $4,600
                                                         ======       ======
      Current maturities of long-term debt..........     $  150       $   36
      Other current liabilities.....................        488          300
      Long-term debt, less current maturities.......      1,865        1,512
      Capital lease obligations.....................        205           --
      Other liabilities and deferred credits........         75           34
      Partners' capital.............................      3,885        3,063
      Note receivable from Lyondell.................         --         (345)
                                                         ------       ------
      Total liabilities and partners' capital.......     $6,668       $4,600
                                                         ======       ======

                                                      For the year For the one
                                                         ended     month ended
                                                      December 31, December 31,
                                                          1998         1997
                                                      ------------ ------------
      STATEMENTS OF INCOME
      Sales and other operating revenues............     $4,363       $  365
      Cost of sales.................................      3,773          287
      Selling, general and administrative expenses..        273           21
      Unusual charges...............................         35           42
                                                         ------       ------
      Operating income..............................        282           15
      Interest expense, net.........................        139            8
                                                         ------       ------
      Net income....................................     $  143       $    7
                                                         ======       ======

      SELECTED CASH FLOW INFORMATION
      Depreciation and amortization.................     $  268       $   19
      Expenditures for property, plant and
       equipment....................................        200           12

  The Company's $134 million and $30 million share of Equistar's income before unusual charges for the one year and for the one month ended December 31, 1998 and 1997, respectively, are presented as "Income from equity investments" in Equistar in the Consolidated Statements of Income. The Company's $15 million and $24 million share of Equistar's unusual charges for the year ended December 31, 1998 and the one month

                           LYONDELL CHEMICAL COMPANY
ended December 31, 1997, respectively, are included in the "Unusual charges" line in the Consolidated Statements of Income (see Note 7).

  At the formation of Equistar and adjusted for the addition of the Occidental Contributed Business on May 15, 1998, the difference between the Company's investment in Equistar and its underlying equity in Equistar's net assets was approximately $900 million. This difference is being accreted into income of the Company over 25 years using the straight-line method. This accretion is included in "Income from equity investments" in Equistar in the Consolidated Statements of Income.

  Included in "Sales and other operating revenues" above are $97 million in sales to Lyondell for the five months ended December 31, 1998. Sales to LCR included above were $236 million for the year ended December 31, 1998 and $27 million for the month of December 1997. In addition, Equistar purchased $2 million from Lyondell for the five months ended December 31, 1998, which is included in Equistar's "Cost of sales" above. Purchases from LCR during the year ended December 31, 1998 and for the month of December 1997, included in Equistar's "Cost of sales" totaled $131 million and $10 million, respectively.

  The Company has various service and cost sharing arrangements with Equistar. Billings to Equistar were approximately $3 million for the year ended December 31, 1998. Billings from Equistar were approximately $1 million for the year ended December 31, 1998.

5. Equity Interest in LYONDELL-CITGO Refining LP

  In July 1993, LCR was formed to own and operate the Company's refining business. LCR is structured as a Delaware limited partnership (formerly a Texas limited liability company) owned by subsidiaries of the Company and CITGO. LCR completed a major upgrade project at the Refinery ("Upgrade Project") during the first quarter of 1997, which enabled the facility to process substantial additional volumes of extra heavy crude oil. As a result of the completion of the Upgrade Project, effective April 1, 1997, the participation interests changed to reflect CITGO's equity contribution to the Upgrade Project. The participation interests changed from approximately 86 percent and 14 percent for the Company and CITGO, respectively, and are currently 58.75 percent and 41.25 percent for the Company and CITGO, respectively. Net income before depreciation expense for the period is allocated to LCR's owners based upon participation interests. Depreciation expense is allocated to the owners based upon contributed assets.

  Pursuant to contractual arrangements and concurrent with the completion of the Upgrade Project, the authority and responsibility for certain management decisions previously decided by majority vote, and therefore controlled by the Company, changed to unanimous vote, resulting in joint control of LCR by Lyondell and CITGO. Consequently, effective January 1, 1997, the Company began to account for its investment in LCR using the equity method of accounting.

                           LYONDELL CHEMICAL COMPANY

  Summarized financial information for LCR is as follows. The results below include a restatement for a pricing adjustment between LCR and Lyondell recorded in 1996 and retroactive to 1993.

                                                                   December 31
                                                                  -------------
      Millions of dollars                                          1998   1997
      -------------------                                         ------ ------
      BALANCE SHEETS
      Total current assets....................................... $  197 $  243
      Property, plant and equipment, net.........................  1,370  1,391
      Deferred charges and other assets..........................     70     47
                                                                  ------ ------
      Total assets............................................... $1,637 $1,681
                                                                  ====== ======
      Total current liabilities.................................. $  203 $  293
      Long-term debt.............................................    717    663
      Other liabilities and deferred credits.....................     68     52
      Partners' capital..........................................    649    673
                                                                  ------ ------
      Total liabilities and partners' capital.................... $1,637 $1,681
                                                                  ====== ======

                                                            For the year ended
                                                               December 31
                                                           --------------------
                                                            1998   1997   1996
                                                           ------ ------ ------
      STATEMENTS OF INCOME
      Sales and other operating revenues.................. $2,055 $2,695 $2,816
      Cost of sales.......................................  1,754  2,442  2,750
      Selling, general and administrative expenses........     78     72     62
      Unusual charges.....................................     10     --     --
                                                           ------ ------ ------
      Operating income....................................    213    181      4
      Interest expense, net...............................     43     35     --
      State income taxes..................................      1      1     --
                                                           ------ ------ ------
      Net income.......................................... $  169 $  145 $    4
                                                           ====== ====== ======

      SELECTED CASH FLOW INFORMATION
      Depreciation and amortization....................... $  100 $   91 $   35
      Expenditures for property, plant and equipment......     61     85    529

  Included in sales and other operating revenues above are $181 million and $175 million in sales to Lyondell for the eleven months ended November 30, 1997 and the year ended December 31, 1996, respectively. Sales to Equistar included above were $131 million for the year ended December 31, 1998 and $10 million for the month of December 1997. In addition, LCR purchased $325 million and $234 million, primarily product purchases, from Lyondell for the eleven months ended November 30, 1997 and the year ended December 31, 1996, respectively, which are included in LCR's cost of sales. Purchases from Equistar during the year ended December 31, 1998 and for the month of December 1997, included in LCR's cost of sales, totaled $236 million and $27 million, respectively.

  The Company has various service and cost sharing arrangements with LCR. Billings to LCR were approximately $4 million, $7 million, and $11 million for the years ended December 31, 1998, 1997 and 1996, respectively. Billings from LCR were approximately $4 million, $5 million, and $3 million for the years ended December 31, 1998, 1997 and 1996, respectively.

                           LYONDELL CHEMICAL COMPANY

  In addition, during 1998 and 1997, the Company received interest payments of approximately $9 million and $13 million respectively, for interest on loans related to funding a portion of the Upgrade Project and certain other capital expenditures at the Refinery.

  LCR has a long-term crude supply agreement ("Crude Supply Agreement") with Lagoven, S.A., now known as PDVSA Petroleo y Gas, S.A. ("PDVSA Oil"), an affiliate of CITGO. Under the Crude Supply Agreement, LCR is required to purchase, and PDVSA Oil is required to sell, up to 230,000 barrels per day of extra heavy Venezuelan crude oil. PDVSA Oil has the right, but not the obligation, to supply incremental amounts above 230,000 barrels per day. The Crude Supply Agreement incorporates formula prices to be paid by LCR for the crude oil supplied based on the market value of a slate of refined products deemed to be produced from each particular crude oil or feedstock, less: (i) certain deemed refining costs, adjustable for inflation and energy costs; (ii) certain actual costs; and (iii) a deemed margin, which varies according to the grade of crude oil or other feedstock delivered. Deemed margins and deemed costs are adjusted periodically. These adjustments are based upon inflation rates and energy costs, however, deemed margin adjustments can be less than the rate of inflation. Because deemed operating costs and the slate of refined products deemed to be produced for a given barrel of crude oil or other feedstock do not necessarily reflect the actual costs and yields in any period and also because the market value of the refined products used in the pricing formula does not necessarily reflect the actual price received for the refined products, the actual refining margin earned by LCR under the Crude Supply Agreement will vary depending upon, among other things, the efficiency with which LCR conducts its operations during such period.

  Despite the limitations discussed above, the Crude Supply Agreement reduces the volatility of earnings and cash flow of the refining operations of LCR irrespective of market fluctuations of either crude oil or refined products. Specifically, if the market value of refined products deemed to be produced from the Venezuelan crude oil increases, the deemed cost of crude oil to LCR will also increase. Alternatively, if the market value of refined products deemed to be produced from the Venezuelan crude oil decreases, the deemed cost of crude oil to LCR will also decrease. This results in relatively stable deemed margins, regardless of refined products market volatility. If the actual yields, costs or volumes, differ substantially from those contemplated by the Crude Supply Agreement, the benefits of this agreement to LCR could be substantially different than anticipated.

  In addition, under the terms of a long-term product sales agreement ("Products Agreement"), CITGO purchases substantially all of the refined products produced at the Refinery. Both PDVSA Oil and CITGO are direct or indirect, wholly-owned subsidiaries of Petroleos de Venezuela, S.A., the national oil company of the Republic of Venezuela.

  Under the terms of the Limited Partnership Agreement of LYONDELL-CITGO Refining LP, CITGO has a one-time option to increase its participation interest in LCR up to 50 percent by making an additional equity contribution after January 1, 2000, but not later than September 30, 2000.

6. Equity Interest in Lyondell Methanol Company, L.P.

  Lyondell Methanol was formed in December 1996 by the Company and MCN Investment Corporation ("MCNIC") to own and operate the methanol facility at the Company's Channelview, Texas facility. At formation, the Company sold an undivided 25 percent interest in the facility to MCNIC, creating Lyondell Methanol, a Texas limited partnership owned by subsidiaries of the Company and MCNIC. The Company owns the remaining 75 percent interest and serves as managing partner. Since December 1, 1997, Equistar has served as operator of the methanol facility. Lyondell Methanol sells all of its products to Equistar.

                           LYONDELL CHEMICAL COMPANY

  In accordance with the guidance in Emerging Issues Task Force Issue No. 96-16 issued in May 1997, the Company began to account for its investment in Lyondell Methanol using the equity method of accounting, effective January 1, 1998.

  During 1998 and 1997, Lyondell Methanol revenues were $104 million and $165 million and net income was $8 million and $58 million, respectively.

7. Unusual Charges

  During 1998, the Company wrote off $57 million of costs assigned to purchased in-process research and development in connection with the Acquired Business. The Company's pro rata share of Equistar's unusual charges for 1998 and 1997 was $15 million and $24 million, respectively, and consisted primarily of costs associated with the consolidation of certain operations. These costs were paid by Equistar and allocated to the Partners in accordance with their ownership percentages. Lyondell's pro rata share of LCR's unusual charges related to a new agreement with LCR's labor union. Additionally, related to the formation of Equistar, Lyondell incurred unusual charges in 1998 and 1997 related to the early termination of incentive compensation plans and executive severance.

  The unusual charges consisted of the following items for the years ended December 31:

      Millions of dollars                                              1998 1997
      -------------------                                              ---- ----
      Purchased in-process research and development................... $57  $--
      Lyondell's pro rata share of Equistar unusual charges...........  15   24
      Lyondell's pro rata share of LCR unusual charges................   6   --
      Lyondell incentive compensation and executive severance.........   4   16
                                                                       ---  ---
        Total unusual charges......................................... $82  $40
                                                                       ===  ===

8. Income Taxes

  The significant components of the provision for income taxes were as follows for the years ended December 31:

      Millions of dollars                                       1998  1997 1996
      -------------------                                       ----  ---- ----
      Current
        Federal...............................................  $(44) $114 $ 19
        Foreign...............................................     6    --   --
        State.................................................    (1)   13    1
                                                                ----  ---- ----
          Total current.......................................   (39)  127   20
                                                                ----  ---- ----
      Deferred
        Federal...............................................    69    43   48
        Foreign...............................................    (1)   --   --
        State.................................................     8    --    2
                                                                ----  ---- ----
          Total deferred......................................    76    43   50
                                                                ----  ---- ----
          Total provision for income taxes....................  $ 37  $170 $ 70
                                                                ====  ==== ====

                           LYONDELL CHEMICAL COMPANY

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets were as follows as of December 31:

      Millions of dollars                                            1998  1997
      -------------------                                            ----  ----
      Deferred tax liabilities:
        Tax over book depreciation and amortization................  $452  $ --
        Investments in partnerships................................   251   230
        Other......................................................    30    --
                                                                     ----  ----
          Total deferred tax liabilities...........................   733   230
                                                                     ----  ----
      Deferred tax assets:
        Provisions for benefit plans and estimated expenses........   236    25
        Federal benefit attributable to foreign taxes..............   100    --
        Federal tax credit carryforwards...........................    57    --
        Other......................................................    30     2
                                                                     ----  ----
          Total deferred tax assets................................   423    27
        Deferred tax asset valuation allowance.....................   (27)   --
                                                                     ----  ----
          Net deferred tax assets..................................   396    27
                                                                     ----  ----
      Net deferred tax liabilities.................................   337   203
      Less current portion of deferred tax liability (asset).......    --    (6)
                                                                     ----  ----
        Long-term deferred income taxes............................  $337  $209
                                                                     ====  ====

  At December 31, 1998, net deferred tax assets of $76 million were classified as "Deferred charges and other assets" on the Consolidated Balance Sheets.

  Under Internal Revenue Code Sections 338 (g) and (h) (10), Lyondell and ARCO agreed to elect to step up the U.S. tax basis of the Acquired Company's net assets. This will result in significantly increased depreciation and amortization deductions for U.S. tax purposes.

  The reconciliation of income tax computed at the U.S. federal statutory tax rate to the Company's effective tax rate follows:

      Description                                            1998  1997  1996
      -----------                                            ----  ----  ----
      U.S. statutory income tax rate........................ 35.0% 35.0% 35.0%
        Increase (reduction) in taxes resulting from:
          Foreign and U.S. tax effects of foreign
           operations.......................................  6.9    --    --
          State income taxes, net of federal................  4.9   1.8   1.2
          Settlement of tax issues.......................... (5.1)   --    --
          Officer compensation..............................   --    .9    --
          Other, net........................................  (.2)  (.4)  (.5)
                                                             ----  ----  ----
      Effective income tax rate............................. 41.5% 37.3% 35.7%
                                                             ====  ====  ====

                           LYONDELL CHEMICAL COMPANY

9. Related Party Transactions

  Atlantic Richfield Company--Sales to ARCO, excluding sales to ARCO Chemical Company, were $31 million in 1996. Cost of sales and selling expenses include charges from ARCO, excluding costs to ARCO Chemical Company, of $23 million in 1996. The Company purchased 383,312 shares of its common stock held by ARCO after the conversion of the Exchangeable Notes on September 15, 1997 at a price of $25.66 per share. After that transaction, ARCO ceased to be a related party.

  Sales by Lyondell to ARCO Chemical, an ARCO affiliate and therefore a related party until September 1997, consisting of propylene, MTBE, benzene, ethylene, methanol and other products and services, were $206 million and $287 million during 1997 and 1996, respectively.

  In July 1996, a fire occurred at the ARCO PipeLine Company meter station located within the Channelview Facility. The fire forced the shutdown of the entire Channelview Facility for several days and more than two weeks for some units. The Company recovered lost profits from ARCO PipeLine Company for this shutdown. The recovery was included in 1996 reported results.

10. Accounts Receivable

  In December 1998, the Company entered into a three-year receivables purchase agreement with an independent issuer of receivables-backed commercial paper. Under the terms of the agreement, the Company agreed to sell on an ongoing basis and without recourse, designated accounts receivable. To maintain the balance of the accounts receivable sold, the Company is obligated to sell new receivables as existing receivables are collected. The agreement permits the sale of up to $175 million of accounts receivable through December 2001.

  At December 31, 1998, the Company's gross accounts receivable that had been sold to the purchasers aggregated $160 million. This amount has been reported as operating cash flows in the Consolidated Statements of Cash Flows. Costs related to the sale are included in "Other income (expense), net" in the Consolidated Statements of Income.

11. Inventories

  Inventories are stated at the lower of cost or market. In 1998, approximately 94 percent of inventories, excluding materials and supplies, were determined by the last-in, first-out ("LIFO") method. Materials and supplies and other non-LIFO inventories are valued using either the first-in, first-out ("FIFO") or the average cost methods.

  Inventories at December 31, 1998 were comprised of the following:

      Millions of dollars
      -------------------
      Finished goods....................................................... $459
      Work-in-process......................................................   18
      Raw materials........................................................   34
      Materials and supplies...............................................   39
                                                                            ----
        Total inventories.................................................. $550
                                                                            ====

  As of December 31, 1997, all of Lyondell's inventories had been contributed to Equistar.

                           LYONDELL CHEMICAL COMPANY

12. Property, Plant and Equipment, Net

  The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows at December 31:

      Millions of dollars                                            1998  1997
      -------------------                                           ------ ----
      Land......................................................... $   19 $ --
      Manufacturing facilities and equipment.......................  4,470  138
      Construction in progress.....................................     98   --
                                                                    ------ ----
        Total property, plant and equipment........................  4,587  138
      Less accumulated depreciation................................     76   92
                                                                    ------ ----
        Property, plant and equipment, net......................... $4,511 $ 46
                                                                    ====== ====

  Depreciation expense for 1998, 1997 and 1996 was $75 million, $71 million and $89 million, respectively. Approximately $32 million of interest cost during 1996 was capitalized as property, plant and equipment. No interest was capitalized during 1998 and 1997. At December 31, 1997, the Company's manufacturing facilities and equipment consisted of the assets owned by Lyondell Methanol.

13. Deferred Charges and Other Assets

  Deferred charges and other assets, net of accumulated amortization, were as follows at December 31:

      Millions of dollars                                             1998 1997
      -------------------                                             ---- ----
      Patents and licensed technology................................ $236 $ --
      Company owned life insurance...................................  184   43
      Contractual rights.............................................  138   --
      Debt issue costs, net..........................................  109   --
      Other..........................................................  213    4
                                                                      ---- ----
        Total deferred charges and other assets...................... $880 $ 47
                                                                      ==== ====

  The increase in deferred charges and other assets in 1998 is primarily due to the purchase of the Acquired Business.

14. Other Accrued Liabilities

  Other accrued liabilities were as follows at December 31:

      Millions of dollars                                             1998 1997
      -------------------                                             ---- ----
      Accrued payroll and benefits................................... $148 $  6
      Accrued contractual obligations................................  139   --
      Accrued interest...............................................   55    2
      Accrued taxes other than income................................   49   11
      Other..........................................................   90    5
                                                                      ---- ----
        Total other accrued liabilities.............................. $481 $ 24
                                                                      ==== ====

                           LYONDELL CHEMICAL COMPANY

15. Pension and Other Postretirement Benefits

  The Company provides defined pension and postretirement benefit plans to employees. The following table provides a reconciliation of benefit obligations, plan assets and the funded status of the plans:

                                                                  Other
                                                  Pension    Postretirement
                                                 Benefits       Benefits
                                                 ----------  ----------------
Millions of dollars                              1998  1997   1998     1997
-------------------                              ----  ----  -------  -------
Change in benefit obligation:
 Benefit obligation, January 1.................. $136  $118  $     5  $    25
 Service cost...................................    7     6        1        3
 Interest cost..................................   18    10        2        2
 Plan amendments................................   --    --       --      (18)
 Actuarial loss.................................   42    21        5        5
 Effect of settlement...........................   10    (9)      --       --
 Acquisition of ARCO Chemical...................  303    --       61       --
 Transfer to Equistar...........................   --    --       --      (12)
 Benefits paid..................................  (29)  (10)      (1)      --
                                                 ----  ----  -------  -------
 Benefit obligation, December 31................  487   136       73        5
                                                 ----  ----  -------  -------
Change in plan assets:
 Fair value of plan assets, January 1...........  103    90       --       --
 Actual return of plan assets...................   11    14       --       --
 Company contributions..........................   12     9        1       --
 Acquisition of ARCO Chemical...................  351    --       --       --
 Benefits paid..................................  (29)  (10)      (1)      --
                                                 ----  ----  -------  -------
 Fair value of plan assets, December 31.........  448   103       --       --
                                                 ----  ----  -------  -------
 Funded status..................................  (39)  (33)     (73)      (5)
 Unrecognized actuarial loss....................   70    21        8        4
 Unrecognized prior service cost................    6     3      (18)     (20)
 Unrecognized transition obligation (asset).....    5    (2)      --       --
                                                 ----  ----  -------  -------
 Net amount recognized.......................... $ 42  $(11) $   (83) $   (21)
                                                 ====  ====  =======  =======
Amounts recognized in the Consolidated Balance
 Sheets consist of:
 Prepaid benefit cost........................... $ 54  $ --  $    --  $    --
 Accrued benefit liability......................  (12)  (11)     (83)     (21)
                                                 ----  ----  -------  -------
 Net amount recognized.......................... $ 42  $(11) $   (83) $   (21)
                                                 ====  ====  =======  =======

  The above table for pension benefits includes foreign pension plans of ARCO Chemical. These plans constituted approximately 20 percent of the benefit obligation and 23 percent of the plan assets at December 31, 1998. The assumptions used in determining the net periodic pension cost and pension obligation for foreign pension plans were based on the economic environment of each applicable country.

  The benefit obligation and accumulated benefit obligation for pension plans with accumulated benefit obligations in excess of plan assets were $19 million and $11 million, respectively, as of December 31, 1998 and $11 million and $7 million, respectively, as of December 31, 1997. These plans are not funded and consisted primarily of supplementary benefit plans for executives and expatriates.

  In connection with the formation of Equistar, pension obligations and assets were not contributed by Lyondell to Equistar. The employees transferred to Equistar became fully vested in the Lyondell pension plan effective December 1, 1997 and no longer accrue pension service with Lyondell. However, an accrued

                           LYONDELL CHEMICAL COMPANY
postretirement benefit obligation of $12 million associated with Lyondell employees transferred to Equistar was contributed to Equistar by Lyondell.

  Net periodic pension and other postretirement benefit costs included the following components:

                                                                       Other
                                                    Pension        Postretirement
Millions of dollars                                 Benefits          Benefits
------------------------------------------------ ----------------  ---------------
                                                 1998  1997  1996  1998  1997 1996
Components of net periodic benefit cost:         ----  ----  ----  ----  ---- ----
 Service cost................................... $  7  $ 6   $ 10  $ 1   $ 3  $ 4
 Interest cost..................................   19   10     12    2     2    4
 Expected return of plan assets.................  (24)  (8)   (10)  --    --   --
 Prior service cost amortization................   --   --     --   (1)   --   --
 Actuarial loss amortization....................    1    1      1   --    --   --
 Transition obligation amortization.............   --   --      1   --    --   --
                                                 ----  ---   ----  ---   ---  ---
 Net periodic benefit cost before settlement....    3    9     14    2     5    8
 Effect of settlement...........................    2   --     --   --    --   --
                                                 ----  ---   ----  ---   ---  ---
 Net periodic benefit cost after settlement..... $  5  $ 9   $ 14  $ 2   $ 5  $ 8
                                                 ====  ===   ====  ===   ===  ===

  The above net periodic benefit costs included eleven months of 1997 and the full-year 1996 costs of the business contributed to Equistar on December 1, 1997, as well as the 1996 net periodic benefit costs of LCR.

                                                                 Other
                                              Pension        Postretirement
                                              Benefits          Benefits
                                           ----------------  ----------------
                                           1998  1997  1996  1998  1997  1996
                                           ----  ----  ----  ----  ----  ----
Weighted-average assumptions as of
 December 31:
 Discount rate............................ 6.75% 7.25% 7.50% 6.75% 7.25% 7.50%
 Expected return on plan assets........... 9.50% 9.50% 9.50%   --    --    --
 Rate of compensation increase............ 4.75% 4.75% 5.00% 4.75% 4.75% 5.00%

  For measurement purposes, the assumed annual rate of increase in the per capita cost of covered health care benefits as of December 31, 1998 was 7.0 percent for 1999-2001 and 5.0 percent thereafter. A one-percentage-point increase in assumed health care cost trend rates would increase the postretirement benefit obligation by $10 million, while a one-percentage-point decrease would reduce the obligation by $8 million. The effect of a one-percentage-point change would be less than $1 million on the total of the service and interest cost components.

16. Long-Term Debt and Financing Arrangements

  In connection with its purchase of the Acquired Business, the Company executed a bank credit agreement providing for aggregate borrowings of up to $7.0 billion ("Credit Facility"). As part of the acquisition, the Company assumed approximately $870 million of ARCO Chemical debt. Borrowings under the Credit Facility of $6.5 billion were used for: (i) the purchase of approximately 97.4 million shares of ARCO Chemical common stock; (ii) repayment of debt, including the $345 million term note payable to Equistar, short-term borrowings of Lyondell and ARCO Chemical and other long-term borrowings of ARCO Chemical; and (iii) payment of certain debt issuance costs.

  The Credit Facility comprises: (i) a five-year revolving credit facility of up to $500 million to be used for general corporate purposes ("Revolving Credit Facility"); and (ii) four separate term loans ("Term Loans") in the amounts of: (a) $2.0 billion ("Term Loan A") to be amortized over five years;
(b) $1.25 billion ("Term Loan B") to be amortized over seven years; (c) $1.25 billion with principal maturing on June 30, 1999 ("Term Loan C"); and (d) $2.0 billion with principal maturing on June 30, 2000 ("Term Loan D"). All of the Term Loans were funded on July 28, 1998. No amounts have been funded to date under the Revolving Credit Facility.

                           LYONDELL CHEMICAL COMPANY

The Credit Facility is collateralized by cash flow streams from the Company's three joint ventures and the Company's common stock ownership in its subsidiaries.

  The Term Loans bear interest at the following rates: (i) Term Loan A--LIBOR plus 2.0 percent; (ii) Term Loan B--LIBOR plus 2.5 percent; (iii) Term Loan C--LIBOR plus 2.0 percent; and (iv) Term Loan D--LIBOR plus 2.0 percent.

  Mandatory prepayments from certain sources of funds are required with respect to the Term Loans until such time as: (i) Term Loans C and D are repaid in full, including accrued interest and fees thereon; and (ii) Lyondell has achieved investment grade ratings of at least BBB- and Baa3 from Standard & Poor's Ratings Services and Moody's Investors Service, Inc., respectively. The sources of funds for mandatory prepayments include: (i) cash proceeds received from or as a result of: (a) certain equity or debt issuances; (b) the recapitalization of LCR; and (c) asset sales, as defined; and (ii) 50 percent of annual excess cash flow, as defined, less the aggregate principal amount prepaid under the Term Loans.

  Under the covenant provisions of the Credit Facility, the Company has agreed to, among other things: (i) maintain certain specified financial ratios and consolidated net worth (as defined in the Credit Facility); (ii) refrain from making certain distributions with respect to Lyondell's common stock; (iii) refrain from making certain investments, as defined; (iv) refrain from allowing its subsidiaries to incur certain types and amounts of debt; and (v) use its best efforts to maintain certain ownership interests in its joint ventures and to ensure that the joint ventures maintain certain capital expenditure, debt level and cash distribution policies. The Credit Facility requires the Company, among other things, to issue $1.25 billion of equity, as defined, by July 23, 1999. The breach of any of the covenants or financial requirements in the Credit Facility could result in a default thereunder, which would permit the lenders to declare the loans immediately payable and to terminate future lending commitments. The Company intends to seek an amendment to the Credit Facility that would, among other things, substantially reduce the requirements for the sale of equity and ease the financial ratio requirements. The amendment requires approval by lenders holding a majority of the commitments. Subject to the foregoing, the Company intends to complete an amendment of the Credit Facility and to effect debt and equity offerings in the second quarter of 1999, using the proceeds to meet the June 1999 debt maturity. In addition, the Company is actively exploring alternative means of retiring or refinancing debt, including other financing sources, enhancement of operating cash flows through cost reductions, management of working capital levels and sales of assets. Accordingly, the Company believes that it will be able to satisfy its obligations through the actions discussed above.

  Long-term debt at December 31, 1998 and 1997 consisted of the following:

      Millions of dollars                                          1998   1997
      -------------------                                         ------ ------
      Term Loan A................................................ $1,852 $   --
      Term Loan B................................................  1,248     --
      Term Loan C................................................  1,250     --
      Term Loan D................................................  2,000     --
      Debentures due 2000, 9.9%..................................    200     --
      Debentures due 2005, 9.375%................................    100     --
      Debentures due 2010, 10.25%................................    100     --
      Debentures due 2020, 9.8%..................................    224     --
      Other......................................................     20     --
      Term note to Equistar......................................     --    345
                                                                  ------ ------
        Total long-term debt.....................................  6,994    345
      Less current maturities....................................  1,603     --
                                                                  ------ ------
        Long-term debt, net...................................... $5,391 $  345
                                                                  ====== ======

  Lyondell transferred $744 million of long-term debt to Equistar on December 1, 1997 of which $713 million was outstanding at December 31, 1998. Lyondell remains an obligor on the debt. Under certain limited circumstances the debt holders have the right to require repurchase of up to $313 million of the debt.

                           LYONDELL CHEMICAL COMPANY

  Aggregate maturities of all long-term debt during the next five years are $1.6 billion in 1999, $2.6 billion in 2000, $445 million in 2001, $445 million in 2002, $446 million in 2003, and $1.4 billion thereafter.

17. Financial Instruments

  The Company does not buy or sell, or hold or issue financial instruments for speculative trading purposes.

  Foreign currency swap and forward contracts are used to minimize foreign exchange exposures. Foreign exchange exposures result from cash flows between U.S. and international operations and transactions denominated in currencies other than the local currency of an operating entity. Swap contracts and forward contracts are used to hedge foreign exchange exposures The notional amounts of foreign currency contracts outstanding, principally involving the Netherlands guilder, were $205 million at December 31, 1998 with various maturity dates in 1999.

  Gains and losses, realized and unrealized, on foreign currency forward and swap contracts as well as realized and unrealized gains and losses on the underlying exposures are recognized currently in "Other income (expense), net" in the Consolidated Statements of Income.

  During 1998, to mitigate interest rate exposure on its anticipated future public debt issuance, the Company entered into treasury-rate lock transactions ("Treasury Locks") in the notional amount of $1 billion. The Treasury Locks, which are based on U.S. Treasury rates have an average interest rate of 5.52 percent with a determination date of August 5, 1999. The Company's accounting policy is to defer any gains and losses on the Treasury Locks, and recognize them as an adjustment to interest expense over the term of the debt issued. The fair value of the Treasury Locks at December 31, 1998 was an obligation of approximately $53 million, resulting from a decline in the relevant U.S. Treasury rates. Had the Company issued the anticipated fixed-rate debt as of December 31, 1998, it would have benefited from a lower interest rate on the debt issued, resulting in lower interest expense over the life of the debt, that would have been an offset to the potential settlement of the Treasury Locks.

  The carrying value and the estimated fair value of the Company's financial instruments as of December 31, 1998 are shown as assets (liabilities) in the table below.

                                                                     1998
                                                                ---------------
                                                                Carrying  Fair
      Millions of dollars                                        Value   Value
      -------------------                                       -------- ------
      Nonderivatives:
        Investments and long-term receivables..................  $1,078  $1,078
        Long-term debt (including current maturities)..........   6,994   7,027
      Derivatives:
        Treasury locks.........................................      --     (53)
        Foreign currency swaps.................................     (10)    (11)
        Foreign currency forwards..............................      (1)     (1)

  All derivative instruments are off-balance-sheet instruments, however net receivable or payable positions related to derivative instruments are carried on the balance sheet.

  The fair value of all nonderivative financial instruments included in current assets and current liabilities, including cash and cash equivalents, accounts receivable, accounts payable and notes payable, approximated their carrying value due to their short maturity. Investments and long-term receivables, which consist primarily of equity investments in affiliated companies, were valued using current financial and other available information. Based upon the borrowing rates currently available to the Company for debt with terms and average maturities similar to the Company's debt portfolio, the fair value of the Company's long-term debt, including amounts due within one year, was $7.0 billion at December 31, 1998. The fair value of derivative financial instruments represents the amount to be exchanged if the existing contracts were settled at December 31, 1998 and are based on market quotes.

                           LYONDELL CHEMICAL COMPANY

  The Company is exposed to credit risk related to its financial instruments in the event of nonperformance by the counterparties. The Company does not generally require collateral or other security to support these financial instruments. The counterparties to these transactions are major institutions deemed creditworthy by the Company. The Company does not anticipate nonperformance by the counterparties.

  For the year ended December 31, 1998, the results of foreign exchange transactions, including foreign currency derivative instruments, were not significant.

18. Commitments and Contingencies

  The Company has commitments, including those related to capital expenditures, all made in the normal course of business. During August 1998, as contemplated at the time of the Acquisition, Lyondell announced the delay of construction of a PO plant, known as PO-11, that ARCO Chemical had previously scheduled for startup in late 2001. As part of the delay, the Company is negotiating the cancellation of the related lump-sum contract for the engineering, procurement and construction of the PO-11 plant. The Company recorded estimated liabilities for penalties and cancellation charges related to the cancellation of the lump-sum contract and related commitments at the time of the acquisition of ARCO Chemical (see Note 3).

  The Acquired Business is party to a long-term supply arrangement for toluene diisocyanate ("TDI"). Under the arrangement, the Company is entitled to all of the TDI output of the supplier's two plants in France, which have a combined rated capacity of approximately 264 million pounds per year. The Company is required to purchase a minimum of 216 million pounds of TDI per year for up to 15 years, beginning January 1, 1995. The aggregate purchase price is a combination of plant cost and market price. The Company is further obligated to pay additional capacity reservation fees based upon plant output factors.

  Prior to the formation of Equistar on December 1, 1997, the Company was party to various unconditional purchase obligation contracts as a purchaser of product and services. The Company's total purchases under those agreements, including LCR for 1996, were $27 million and $47 million in 1997 and 1996, respectively.

  Crude Supply Agreement--Depending upon market conditions, breach or termination of LCR's Crude Supply Agreement could adversely affect LCR, and therefore, the Company. Although the parties have negotiated alternate arrangements in the event of a force majeure, which may arise from, among other things, governmental or other actions restricting or otherwise limiting PDVSA Oil's ability to perform its obligations, any such alternative arrangements may not be as beneficial as the Crude Supply Agreement. There can be no assurance that alternative crude oils with similar margins would be available for purchase by LCR. Furthermore, the breach or termination of the Crude Supply Agreement would require LCR to return to the practice of purchasing all or a portion of its crude oil feedstocks in the merchant market and would again subject LCR to significant volatility and price fluctuations. In late April 1998, LCR received notification from PDVSA Oil of reduced delivery of crude oil related to announced OPEC production cuts. LCR began receiving the reduced allocation of crude oil from PDVSA Oil in August 1998.

  Cross Indemnity Agreement--In connection with the transfer of assets and liabilities from ARCO to the Company in 1988, the Company agreed to assume certain liabilities arising out of the operation of the Company's integrated petrochemicals and refining business prior to July 1, 1988. In connection with the transfer of such liabilities, the Company and ARCO entered into an agreement, updated in 1997 ("Revised Cross-Indemnity Agreement"), whereby the Company agreed to defend and indemnify ARCO against certain uninsured claims and liabilities which ARCO may incur relating to the operation of the business of the Company prior to July 1, 1988, including certain liabilities which may arise out of pending and future lawsuits. For current and future cases related to Company products and Company operations, ARCO and the Company bear a proportionate share of judgment and settlement costs according to a formula that allocates responsibility based upon years of ownership during the relevant time period. The party with the more significant potential liability

                           LYONDELL CHEMICAL COMPANY
exposure is responsible for case management and associated costs while allowing the non-case managing party to protect its interests. Under the Revised Cross-Indemnity Agreement, the Company will assume responsibility for its proportionate share of future costs for waste site matters not covered by ARCO insurance. Subject to the uncertainty inherent in all litigation, management believes the resolution of the matters pursuant to the Revised Cross-Indemnity Agreement will not have a material adverse effect upon the Consolidated Financial Statements of the Company.

  In connection with the Acquisition, the Company succeeded, indirectly, to a cross indemnity agreement with ARCO whereby ARCO Chemical indemnified ARCO against certain claims or liabilities that ARCO may incur relating to ARCO's former ownership and operation of the businesses of ARCO Chemical ("Former ARCO Businesses"), including liabilities under laws relating to the protection of the environment and the workplace, and liabilities arising out of certain litigation. As part of the agreement, ARCO indemnified ARCO Chemical with respect to claims or liabilities and other matters of litigation not related to the Former ARCO Businesses. ARCO also indemnified ARCO Chemical for certain federal, foreign, state, and local taxes that might be assessed upon audit of the operations of the Former ARCO Businesses for periods prior to July 1, 1987.

  Indemnification Arrangements Relating to Equistar--Lyondell, Millennium and Occidental have each agreed to provide certain indemnifications to Equistar with respect to the petrochemicals and polymers businesses contributed by the Partners. In addition, Equistar agreed to assume third party claims that are related to certain pre-closing contingent liabilities asserted prior to December 1, 2004 for Lyondell and Millennium, and May 15, 2005 for Occidental, to the extent the aggregate thereof does not exceed $7 million to each Partner, subject to certain terms of the respective Asset Contribution Agreements. During the thirteen months ended December 31, 1998, approximately $1 million had been expensed by Equistar under the $7 million indemnification basket with respect to the business contributed by Lyondell.

  Environmental--The Company's policy is to be in compliance with all applicable environmental laws. The Company is subject to extensive environmental laws and regulations concerning emissions to the air, discharges to surface and subsurface waters and the generation, handling, storage, transportation, treatment and disposal of waste materials. Some of these laws and regulations are subject to varying and conflicting interpretations. In addition, the Company cannot accurately predict future developments, such as increasingly strict environmental laws and inspection and enforcement policies, as well as higher compliance costs arising therefrom, which might affect the handling, manufacture, use, emission or disposal of products, other materials or hazardous and non-hazardous waste.

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

  As of December 31, 1998, the Company has accrued $9 million related to future CERCLA, RCRA and TNRCC assessment and remediation costs associated with the above mentioned sites. The costs are expected to be incurred over the next two to seven years. In the opinion of management, there is currently no material range of loss in excess of the amount recorded for these sites. However, it is possible that new information about the sites for which the reserve has been established, new technology or future developments such as involvement in other CERCLA, RCRA, TNRCC or other comparable state law investigations, could require the Company to reassess its potential exposure related to environmental matters.

                           LYONDELL CHEMICAL COMPANY

  As part of the Acquisition (see Note 3), the Company assumed ARCO Chemical's environmental liability, which totaled $39 million at December 31, 1998 and reflects the Company's latest assessment of potential future remediation costs associated with known ARCO Chemical sites. The liability is related to four current plant sites, one former plant site and one federal Superfund site for amounts ranging from $2 million to $18 million per site. Further, the Acquired Business is involved in administrative proceedings or lawsuits relating to a minimal number of other Superfund sites. The Company estimates however, based upon currently available information, that potential loss contingencies associated with these sites, individually and in the aggregate, are not significant. Substantially all amounts accrued are expected to be paid out over the next five to ten years.

  The Company has relied upon remedial investigation/feasibility studies ("RI/FS") at each site of the Acquired Business as a basis for estimating remediation costs at the site. RI/FS or preliminary assessments have been completed at most of the sites. However, selection of the remediation method and the cleanup standard to be applied are, in most cases, subject to approval by the appropriate government authority. Accordingly, the Company may have possible loss contingencies in excess of the amounts accrued to the extent the scope of remediation required, the final remediation method selected and/or the cleanup standard applied, vary from the assumptions used in estimating the liability. The Company estimates that the upper range of these possible loss contingencies should not exceed the amount accrued by more than $65 million.

  During July 1994, the Company reported results of an independent investigation conducted by the Audit Committee of the Board of Directors regarding the compliance status of two process waste-water streams under the applicable Benzene National Emissions Standard for Hazardous Air Pollutants ("NESHAPS") regulations and certain issues raised by an employee. The Company has been informed that this matter is considered closed by the EPA and no further enforcement action is anticipated.

  The extent of loss related to environmental matters ultimately depends upon a number of factors, including technological developments, changes in environmental laws, the number and ability to pay of other parties involved at a particular site and the Company's potential involvement in additional environmental assessments and cleanups. Based upon currently known facts, management believes that any remediation costs the Company may incur in excess of the amounts accrued or disclosed above would not have a material adverse impact on the Company's Consolidated Financial Statements.

  MTBE--Certain federal and state legislative initiatives have sought to either rescind the oxygenate requirement for reformulated gasoline sold in California and other states or restrict the use of MTBE. There is ongoing review of this issue and the ultimate resolution of the appropriateness of using MTBE could result in a significant reduction in the Company's MTBE sales. In addition, the Company has a take-or-pay contract with ARCO, which contributes significant pretax margin. If such legislative initiatives were enacted, ARCO has indicated that it might attempt to invoke a force majeure provision in the contract in order to reduce the quantities of MTBE it purchases under, or to terminate, the contract. The Company would vigorously dispute such action.

  General--The Company is involved in various lawsuits and proceedings. Subject to the uncertainty inherent in all litigation, management believes the resolution of these proceedings will not have a material adverse effect upon the Consolidated Financial Statements of the Company.

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

                           LYONDELL CHEMICAL COMPANY

19. Lease Commitments

  The Company leases various facilities and equipment under noncancelable lease arrangements for varying periods. As of December 31, 1998, future minimum lease payments for years ending December 31, relating to all noncancelable operating leases with lease terms in excess of one year were as follows:

      Millions of dollars
      -------------------
      1999................................................................ $ 52
      2000................................................................   42
      2001................................................................   38
      2002................................................................   33
      2003................................................................   26
      Thereafter..........................................................  310
                                                                           ----
        Total minimum lease payments...................................... $501
                                                                           ====

  Operating lease net rental expenses for 1998, 1997 and 1996, including Lyondell Methanol for 1997 and LCR for 1996, were $39 million, $43 million and $66 million, respectively.

20. Stockholders' Equity

  Dividends--During 1998, 1997 and 1996, the Company paid regular quarterly dividends of $.225 per share on common stock outstanding.

  Basic and Diluted Earnings per Share--Basic earnings per share for all periods presented are computed based upon the weighted average number of shares outstanding for the periods. Diluted earnings per share include the effect of outstanding stock options issued under the Executive Long-Term Incentive Plan and the Incentive Stock Option Plan. The following earnings per share ("EPS") data is presented for the years ended December 31:

                                             1998         1997         1996
                                          ----------- ------------ ------------
Thousands of shares                       Shares EPS  Shares  EPS  Shares  EPS
-------------------                       ------ ---- ------ ----- ------ -----
Basic.................................... 77,669 $.67 79,796 $3.58 80,000 $1.58
Dilutive effect of options...............     30   --     17    --     45    --
                                          ------ ---- ------ ----- ------ -----
Diluted.................................. 77,699 $.67 79,813 $3.58 80,045 $1.58
                                          ====== ==== ====== ===== ====== =====

  Treasury Stock--From time to time the Company purchases its shares in the open market to be used for issuances under the Company's employee compensation and benefits plans, including stock option and restricted stock plans. During 1998, the Company purchased 500,000 shares for approximately $10 million to be used for such plans. The Company reissued, under the Restricted Stock Plan, 88,848 shares previously purchased. Earlier in 1998, the Company completed the stock repurchase program authorized by the Company's Board of Directors in September 1997. A total of 2,567,051 shares were purchased for $75 million under this stock repurchase program.

  Restricted Stock Plan--During 1998 the Company granted and issued 88,848 shares of restricted stock to employees of the Acquired Business. The shares vest on various dates through December 15, 2000, depending upon the terms of the individual grants. Employees are entitled to receive dividends on the restricted shares.

  Rights to Purchase Common Stock--On December 8, 1995, the Board of Directors of Lyondell declared a dividend of one right ("Right") for each outstanding share of the Company's common stock to stockholders of record on December 20, 1995. The Rights become exercisable upon the earlier of: (i) ten days following a public

                           LYONDELL CHEMICAL COMPANY
announcement by another entity that it has acquired beneficial ownership of 15 percent or more of the outstanding shares of common stock; or (ii) ten business days following the commencement of a tender offer or exchange offer to acquire beneficial ownership of 15 percent or more of the outstanding shares of common stock, except under certain circumstances. The Rights expire at the close of business on December 8, 2005 unless earlier redeemed at a price of $.0005 per Right or exchanged by the Company as described in the Rights Agreement dated as of December 8, 1995.

  Preferred Stock--The Company has authorized 80,000,000 shares of preferred stock, $.01 par value, of which none were issued or outstanding at December 31, 1998.

  Stock Options--The Company's Executive Long-Term Incentive Plan ("LTI Plan") became effective in November 1988. The last stock options granted under the LTI Plan were granted in March 1994. No additional stock option grants will be made under this plan. The LTI Plan provided, among other compensation awards, for the granting to officers and other key management employees of non-qualified stock options for the purchase of up to 1,295,000 shares of the Company's common stock. The number of options exercisable each year is equal to 25 percent of the number granted after each year of continuous service starting one year from the date of grant. The LTI Plan provided that the option price per share was not less than 100 percent of the fair market value of the stock on the effective date of the grant. As of December 31, 1998, options covering 621,835 shares were outstanding under the LTI Plan with a weighted average remaining life of 4 years, all of which were exercisable at prices ranging from $18.25 to $30.00 per share. The following summarizes stock option activity for the LTI Plan:

                                                           Number     Average
                                                             of     Option Price
                                                           Shares    Per Share
                                                          --------  ------------
Balance, January 1, 1996.................................  948,256     $23.26
  Exercised.............................................. (204,454)     22.64
                                                          --------
Balance, December 31, 1996...............................  743,802      23.43
  Exercised..............................................  (11,642)     19.15
                                                          --------
Balance, December 31, 1997...............................  732,160      23.50
  Exercised.............................................. (110,325)     22.84
                                                          --------
Balance, December 31, 1998...............................  621,835      23.62
                                                          ========

                           LYONDELL CHEMICAL COMPANY

  The Company's Incentive Stock Option Plan ("ISO Plan"), a tax qualified plan, became effective in January 1989. The last stock options granted under the ISO Plan were granted in March 1993. No additional grants will be made under the ISO Plan. All employees of the Company who were not on the executive payroll were eligible to participate in the ISO Plan, subject to certain restrictions. Various restrictions apply as to when and to the number of stock options that may be exercised during any year. As of December 31, 1998, options covering 145,191 shares were outstanding at $30.00 per share. These options were held by 641 eligible employees and expired in January 1999. At December 31, 1998, no stock options were exercisable. The following summarizes stock option activity for the ISO Plan:

                                                           Number     Average
                                                             of     Option Price
                                                           Shares    Per Share
                                                           -------  ------------
Balance, January 1, 1996.................................. 189,553     $29.64
  Canceled/forfeited...................................... (10,303)     28.51
  Exercised...............................................  (3,446)     19.44
                                                           -------
Balance, December 31, 1996................................ 175,804      29.91
  Canceled/forfeited...................................... (18,250)     29.68
  Exercised...............................................    (803)     19.44
                                                           -------
Balance, December 31, 1997................................ 156,751      29.99
  Canceled/forfeited...................................... (11,408)     30.00
  Exercised...............................................    (152)     19.44
                                                           -------
Balance, December 31, 1998................................ 145,191      30.00
                                                           =======

  Employee stock options are accounted for under the intrinsic value based method prescribed by the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation cost has been recognized in connection with stock option grants under the plans. There were no grants in any of the years ended December 31, 1998, 1997 and 1996.

21. Supplemental Cash Flow Information

  Supplemental cash flow information is summarized as follows for the years ended December 31:

      Millions of dollars                                        1998 1997 1996
      -------------------                                        ---- ---- ----
      Cash paid during the year for:
       Interest:
        Paid.................................................... $230 $ 66 $103
        Less amount capitalized.................................   --   --   32
                                                                 ---- ---- ----
         Net.................................................... $230 $ 66 $ 71
                                                                 ==== ==== ====
       Income taxes............................................. $ 63 $125 $ 42
                                                                 ==== ==== ====

  The petrochemicals and polymers businesses contributed by the Company to Equistar on December 1, 1997 included non-cash net assets with a net book value of $762 million, including $381 million of accounts receivable, $233 million of inventory, $826 million of net property, plant and equipment and $745 million of long-term debt, including the current maturities. In addition, the Company contributed a $345 million term note payable to Equistar, which was repaid in July 1998.

                           LYONDELL CHEMICAL COMPANY

22. Segment and Related Information

  Using the guidelines set forth in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has identified four reportable segments in which it operates. The reportable segments are: (i) intermediate chemicals and derivatives; (ii) petrochemicals; (iii) polymers; and (iv) refining. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (see Note
2). The methanol segment is not a reportable segment. The reportable segments are described further below:

  Intermediate Chemicals and Derivatives--This segment consists of the production and marketing of propylene oxide ("PO"), polyether polyols, propylene glycol, propylene glycol ethers, toluene diisocyanate ("TDI"), styrene monomer ("SM") and methyl tertiary butyl ether ("MTBE").

  Petrochemicals--This segment consists of operations in: olefins, including ethylene, propylene, butadiene, butylenes and specialty products; aromatics, including benzene and toluene; methanol; oxygenated chemicals, including ethylene oxide and derivatives, MTBE, ethyl alcohol and diethyl ether; and specialty chemicals, including refinery blending stocks. The petrochemicals business of Equistar for 1998 and December 1997 is included in this segment.

  Polymers--This segment consists of operations in: polyolefins, including high density polyethylene ("HDPE"), low density polyethylene ("LDPE"), linear low density polyethylene ("LLDPE") and polypropylene; and performance polymers products, including color concentrates and compounds, wire and cable resins and compounds, adhesive resins, and fine powders. The polymers business of Equistar for 1998 and December 1997 is included in this segment.

  Refining--This segment, which is comprised of LCR operations, consists of: refined petroleum products, including conventional and reformulated gasoline, low sulfur diesel and jet fuel; aromatics produced at the Refinery, including benzene, toluene, paraxylene and orthoxylene; lubricants, including industrial lubricants, motor oils, white oils, process oils and base oils; carbon black oil; sulfur; residual oil; petroleum coke fuel; olefins feedstocks; and crude oil resales.

  No customer accounted for 10 percent or more of consolidated sales during 1998, 1997 or 1996, other than CITGO during 1996, which purchased substantially all of the refined products produced at the LCR Refinery under the Products Agreement (see Note 5). Under the terms of that agreement, CITGO continues to purchase a substantial portion of the output of the Refining segment.

                           LYONDELL CHEMICAL COMPANY

  Summarized financial information concerning the Company's reportable segments is shown in the following table. The table includes certain reclassifications for an intersegment pricing adjustment recorded in 1996. Intersegment sales from the petrochemicals segment to the polymers segment in 1997 and 1996 include ethylene and propylene produced at Equistar's Channelview facility. Intersegment sales between the petrochemicals and refining segments in 1997 and 1996 include olefins feedstocks and benzene produced at the Refinery, and gasoline blending stocks and hydrogen produced at Equistar's Channelview facility. Intersegment sales were made at prices based upon current market values.

                         INTERMEDIATE
                          CHEMICALS
                             AND
MILLIONS OF DOLLARS      DERIVATIVES  PETROCHEMICALS POLYMERS REFINING OTHER  TOTAL
-------------------      ------------ -------------- -------- -------- -----  ------
1998
Sales and other
 operating revenues.....    $1,447                                            $1,447
Income from equity
 investments before
 unusual charges........        --        $  159       $ 89    $  116  $(108)    256
Unusual charges.........        57            --         --         6     19      82
Operating income........       108           159         89       110   (127)    339
Total assets............     8,200           297        201       315    212   9,225
Capital expenditures....        64            --         --        --     --      64
Depreciation and
 amortization expense...       138            --         --        --     --     138

1997
Sales and other
 operating revenues:
  Customers.............                  $2,108       $770                   $2,878
  Intersegment..........                     424         --            $(424)     --
Income from equity
 investments before
 unusual charges........                      28         13    $  102    (11)    132
Unusual charges.........                      --         --        --     40      40
Operating income........                     472         95       102   (135)    534
Total assets............                     447        349       300    463   1,559
Capital expenditures....                      27         13        --      9      49
Depreciation and
 amortization expense...                      50         29        --      5      84

1996
Sales and other
 operating revenues:
  Customers.............                  $1,628       $783    $2,641         $5,052
  Intersegment..........                     665         --       171  $(836)     --
Operating income........                     240         97         1    (60)    278
Total assets............                     870        624     1,706     76   3,276
Capital expenditures....                      57         20       529      3     609
Depreciation and
 amortization expense...                      44         29        34      3     110

                           LYONDELL CHEMICAL COMPANY

  The following table presents the details of "Other" operating income as presented above for the years ended December 31:

   Millions of dollars                                     1998   1997   1996
   -------------------                                     -----  -----  -----
   Expenses, principally Equistar selling, general and
    administrative, not allocated to petrochemicals and
    polymers segments..................................... $(114) $ (95) $ (60)
   Income from equity investment in Lyondell Methanol
    Company, L.P..........................................     6     --     --
   Unallocated unusual charges............................   (19)   (40)    --
                                                           -----  -----  -----
     Total................................................ $(127) $(135) $ (60)
                                                           =====  =====  =====

  The following "Sales and other operating revenues" by country data are based upon the location of the use of the product. Long-lived assets by country data are based upon the location of the assets. The data are for the five months ended and as of December 31, 1998, respectively:

                                                            Sales and
                                                              Other
                                                            Operating Long-Lived
      Millions of dollars                                   Revenues    Assets
      -------------------                                   --------- ----------
      United States........................................  $  724     $3,046
      Foreign..............................................     723      1,465
                                                             ------     ------
        Total..............................................  $1,447     $4,511
                                                             ======     ======

  Foreign long-lived assets primarily consist of the net property, plant and equipment of two plants, located in Rotterdam, The Netherlands, and Fos-sur-Mer, France, both of which are part of the intermediate chemicals and derivatives segment. Prior to the purchase of the Acquired Business as of July 28, 1998, the Company did not have operations outside the United States and export sales were not significant.

23. Unaudited Quarterly Results

                                                      For the quarter ended
                                                  -----------------------------
                                                  March June September December
Millions of dollars, except per share data         31    30     30        31
------------------------------------------        ----- ---- --------- --------
1998
Sales and other operating revenues............... $ --  $ --   $566      $881
Income from equity investments...................  120    53     61        22
Operating income.................................  107    45     87       100
Income (loss) before income taxes................  104    47    (24)      (38)
Net income (loss)................................   65    29    (15)      (27)
Basic and diluted earnings (loss) per share......  .82   .38   (.20)     (.35)

1997
Sales and other operating revenues............... $755  $789   $799      $535
Income from equity investments...................    6    21     29        76
Operating income.................................   85   167    182       100
Income before income taxes.......................   63   146    162        85
Net income.......................................   40    93    102        51
Basic and diluted earnings per share.............  .50  1.17   1.27       .64

--------
Earnings per common share calculations for each of the quarters are based upon the weighted average number of shares outstanding for each period (basic earnings per share). The sum of the quarters may not necessarily be equal to the full year earnings per share amount.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partnership Governance Committee
of Equistar Chemicals, LP

  In our opinion, the accompanying balance sheets and the related statements of income, of partners' capital and of cash flows present fairly, in all material respects, the financial position of Equistar Chemicals, LP (the "Partnership") at December 31, 1998 and 1997, and the results of its operations and its cash flows for the year ended December 31, 1998 and for the period from December 1, 1997 (inception) to December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

Houston, Texas
February 26, 1999

                             EQUISTAR CHEMICALS, LP

                              STATEMENTS OF INCOME

                                                                      For the
                                                                    period from
                                                                    December 1,
                                                                        1997
                                                       For the year (inception)
                                                          ended          to
                                                       December 31, December 31,
Millions of dollars                                        1998         1997
-------------------                                    ------------ ------------
Sales and other operating revenues:
  Unrelated parties...................................    $3,818        $338
  Related parties.....................................       545          27
                                                          ------        ----
                                                           4,363         365
                                                          ------        ----
Operating costs and expenses:
  Cost of sales:
    Unrelated parties.................................     3,313         261
    Related parties...................................       460          26
  Selling, general and administrative expenses........       273          21
  Unusual charges.....................................        35          42
                                                          ------        ----
                                                           4,081         350
                                                          ------        ----
  Operating income....................................       282          15

Interest expense......................................      (156)        (10)
Interest income.......................................        17           2
                                                          ------        ----
Net income............................................    $  143        $  7
                                                          ======        ====



                       See Notes to Financial Statements.

                             EQUISTAR CHEMICALS, LP

                                 BALANCE SHEETS

                                                                 December 31
                                                               ----------------
Millions of dollars                                             1998     1997
-------------------                                            -------  -------
ASSETS
Current assets:
  Cash and cash equivalents................................... $    66  $    41
  Accounts receivable:
    Trade, net................................................     376      428
    Related parties...........................................     111       36
  Receivables from partners...................................       3      150
  Inventories.................................................     549      513
  Prepaid expenses and other current assets...................      25       24
                                                               -------  -------
      Total current assets....................................   1,130    1,192
                                                               -------  -------
Property, plant and equipment.................................   5,847    3,690
Less accumulated depreciation and amortization................  (1,772)  (1,572)
                                                               -------  -------
                                                                 4,075    2,118
Investment in PD Glycol.......................................      55       --
Goodwill, net.................................................   1,151    1,139
Deferred charges and other assets.............................     257      151
                                                               -------  -------
Total assets.................................................. $ 6,668  $ 4,600
                                                               =======  =======

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Accounts payable:
    Trade..................................................... $   264  $   154
    Related parties...........................................      15       18
  Payables to partners........................................       9       63
  Current maturities of long-term debt........................     150       36
  Other accrued liabilities...................................     200       65
                                                               -------  -------
      Total current liabilities...............................     638      336
                                                               -------  -------
Obligations under capital leases..............................     205       --
Long-term debt................................................   1,865    1,512
Other liabilities and deferred credits........................      75       34

Commitments and contingencies

Partners' capital:
  Partners' capital...........................................   3,885    3,063
  Note receivable from Lyondell LP............................      --     (345)
                                                               -------  -------
      Total partners' capital.................................   3,885    2,718
                                                               -------  -------
Total liabilities and partners' capital....................... $ 6,668  $ 4,600
                                                               =======  =======

                       See Notes to Financial Statements.

                             EQUISTAR CHEMICALS, LP

                            STATEMENTS OF CASH FLOWS

                                                                     For the
                                                                   period from
                                                                   December 1,
                                                                       1997
                                                      For the year (inception)
                                                         ended          to
                                                      December 31, December 31,
Millions of dollars                                       1998         1997
-------------------                                   ------------ ------------
Cash flows from operating activities:
 Net income..........................................   $   143       $   7
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization.....................       268          19
   Loss on disposition of property, plant and
    equipment........................................         8          --
   Equity in losses of investment in PD Glycol.......         3          --
   Changes in assets and liabilities, net of the
    effects of assets contributed:
    Decrease (increase) in accounts receivable.......       105        (100)
    Decrease (increase) in receivables from
     partners........................................       147        (101)
    Decrease (increase) in inventories...............       133          (5)
    Increase in accounts payable.....................        40         188
    (Decrease) increase in payables to partners......       (63)         54
    Increase in other accrued liabilities............       122          48
    Net change in other working capital accounts.....         2         (15)
    Other............................................       (62)          7
                                                        -------       -----
    Net cash provided by operating activities........       846         102
                                                        -------       -----
Cash flows from investing activities:
  Additions to property, plant and equipment.........      (200)        (12)
  Proceeds from disposition of property, plant and
   equipment.........................................         3          --
  Contributions and advances to affiliates...........       (15)         --
                                                        -------       -----
    Net cash used in investing activities............      (212)        (12)
                                                        -------       -----
Cash flows from financing activities:
  Borrowings of long-term debt.......................       757          50
  Repayments of long-term debt.......................      (290)         --
  Proceeds from payment of note receivable by
   Lyondell..........................................       345          --
  Cash contributions from partners...................        --           1
  Distributions to partners..........................    (1,421)       (100)
                                                        -------       -----
    Net cash used in financing activities............      (609)        (49)
                                                        -------       -----
Increase in cash and cash equivalents................        25          41
Cash and cash equivalents at beginning of period.....        41          --
                                                        -------       -----
Cash and cash equivalents at end of period...........   $    66       $  41
                                                        =======       =====

                       See Notes to Financial Statements.

                             EQUISTAR CHEMICALS, LP

                        STATEMENTS OF PARTNERS' CAPITAL

Millions of dollars                      Lyondell Millennium Occidental Total
-------------------                      -------- ---------- ---------- ------
Balance, December 1, 1997 (inception)...  $  --     $   --     $   --   $   --
  Capital contributions at inception:
    Net assets..........................    763      2,048         --    2,811
    Note receivable from Lyondell LP....    345         --         --      345
  Net income............................      4          3         --        7
  Distributions to partners.............    (57)       (43)        --     (100)
                                          -----     ------     ------   ------
Balance, December 31, 1997..............  1,055      2,008         --    3,063
  Capital contributions:
    Net assets..........................     --         --      2,097    2,097
    Other...............................    (14)         9          8        3
  Net income (loss).....................     84         64         (5)     143
  Distributions to partners.............   (512)      (460)      (449)  (1,421)
                                          -----     ------     ------   ------
Balance, December 31, 1998..............  $ 613     $1,621     $1,651   $3,885
                                          =====     ======     ======   ======



                       See Notes to Financial Statements.

                            EQUISTAR CHEMICALS, LP

                         NOTES TO FINANCIAL STATEMENTS

1. Formation of the Company and Operations

  Pursuant to a partnership agreement ("Partnership Agreement") Lyondell Chemical Company ("Lyondell") and Millennium Chemicals, Inc. ("Millennium") formed Equistar Chemicals, LP ("Equistar" or "Partnership"), a Delaware limited partnership, which commenced operations on December 1, 1997. From December 1, 1997 to May 15, 1998, the Partnership was owned 57 percent by Lyondell and 43 percent by Millennium. Lyondell owns its interest in the Partnership through two wholly-owned subsidiaries, Lyondell Petrochemical G.P. Inc. ("Lyondell GP") and Lyondell Petrochemical L.P. Inc. ("Lyondell LP"). Millennium also owns its interest in the Partnership through two wholly-owned subsidiaries, Millennium Petrochemicals GP LLC ("Millennium GP") and Millennium Petrochemicals LP LLC ("Millennium LP").

  On May 15, 1998, the Partnership was expanded with the contribution of certain assets from Occidental Petroleum Corporation ("Occidental") (see Note
3). These assets include the ethylene, propylene and ethylene oxide ("EO") and EO derivatives businesses and certain pipeline assets held by Oxy Petrochemicals Inc. ("Oxy Petrochemicals"), a 50 percent interest in a joint venture between PDG Chemical Inc. ("PDG Chemical") and E.I. DuPont de Nemours and Company ("PD Glycol"), and a lease to the Partnership of the Lake Charles, Louisiana olefins plant and related pipelines held by Occidental Chemical Corporation ("Occidental Chemical") (collectively, "Occidental Contributed Business"). Occidental Chemical, Oxy Petrochemicals and PDG Chemical are wholly-owned, indirect subsidiaries of Occidental. The Occidental Contributed Business included olefins plants at Corpus Christi and Chocolate Bayou, Texas, EO/ethylene glycol and EO derivatives businesses located at Bayport, Texas, Occidental's 50 percent ownership of PD Glycol, which operates a polyglycol plant at Beaumont, Texas, 1,430 miles of owned and leased ethylene/propylene pipelines, and the lease to the Partnership of the Lake Charles, Louisiana olefins plant and related pipelines.

  In exchange for the Occidental Contributed Business, two subsidiaries of Occidental were admitted as limited partners and a third subsidiary was admitted as a general partner in the Partnership for an aggregate partnership interest of 29.5 percent. In addition, the Partnership assumed approximately $205 million of Occidental indebtedness and the Partnership issued a promissory note to an Occidental subsidiary in the amount of $419.7 million, which was subsequently paid in cash in June 1998. In connection with the contribution of the Occidental Contributed Business and the reduction of Millennium's and Lyondell's ownership interests in the Partnership, the Partnership also issued a promissory note to Millennium LP in the amount of $75 million, which was subsequently paid in June 1998. These payments are included in "Distributions to partners" in the accompanying Statements of Partners' Capital and of Cash Flows. The consideration paid for the Occidental Contributed Business was determined based upon arms-length negotiations between Lyondell, Millennium and Occidental. In connection with the transaction, the Partnership and Occidental also entered into a long-term agreement for the Partnership to supply the ethylene requirements for Occidental Chemical's U.S. manufacturing plants.

  After completion of this transaction, the Partnership is owned 41 percent by Lyondell, 29.5 percent by Millennium and 29.5 percent by Occidental, through its wholly-owned subsidiaries Occidental Petrochem Partner GP Inc. ("Occidental GP"), Occidental Petrochem Partner 1, Inc. ("Occidental LP1") and Occidental Petrochem Partner 2, Inc. ("Occidental LP2").

  The Partnership owns and operates the petrochemicals and polymers businesses contributed by Lyondell, Millennium and Occidental ("Contributed Businesses") which consist of 20 manufacturing facilities on the U.S. Gulf Coast and in the U.S. Midwest. The petrochemicals segment manufactures and markets olefins, oxygenated chemicals, aromatics and specialty chemicals. Olefins include ethylene, propylene and butadiene, and oxygenated chemicals include ethylene oxide, ethylene glycol, ethanol and methyl tertiary butyl ether ("MTBE"). The petrochemicals segment also includes the production and sale of aromatics, including benzene and toluene. The polymers segment manufactures and markets polyolefins, including high-density polyethylene ("HDPE"), low-

                            EQUISTAR CHEMICALS, LP
density polyethylene ("LDPE"), linear low-density polyethylene ("LLDPE"), polypropylene, and performance polymers, all of which are used in the production of a wide variety of consumer and industrial products. The performance polymers include enhanced grades of polyethylene, including wire and cable resins, concentrates and compounds, and polymeric powders.

  The Partnership Agreement provides that Equistar is governed by a Partnership Governance Committee consisting of nine representatives, three appointed by each partner. Most of the significant decisions of the Partnership Governance Committee require unanimous consent, including approval of the Partnership's Strategic Plan and annual updates thereof.

  Pursuant to the Partnership Agreement, net income is allocated among the partners on a pro rata basis based on their percentage ownership of the Partnership. Distributions are made to the partners based on their percentage ownership of the Partnership. Additional cash contributions required by the Partnership will also be based on the partners' percentage ownership of the Partnership.

2. Summary of Significant Accounting Policies

  Revenue Recognition--Revenue from product sales is generally recognized upon delivery of products to the customer.

  Cash and Cash Equivalents--Cash equivalents consist of highly liquid debt instruments such as certificates of deposit, commercial paper and money market accounts purchased with an original maturity date of three months or less. Cash equivalents are stated at cost, which approximates fair value. The Partnership's policy is to invest cash in conservative, highly rated instruments and limit the amount of credit exposure to any one institution. The Partnership performs periodic evaluations of the relative credit standing of these financial institutions which are considered in the Partnership's investment strategy.

  The Partnership has no requirements for compensating balances in a specific amount at a specific point in time. The Partnership does maintain compensating balances for some of its banking services and products. Such balances are maintained on an average basis and are solely at the Partnership's discretion. As a result, none of the Partnership's cash is restricted.

  Accounts Receivable--The Partnership sells its products primarily to companies in the petrochemicals and polymers industries. The Partnership performs ongoing credit evaluations of its customers' financial condition and, in certain circumstances, requires letters of credit from them. The Partnership's allowance for doubtful accounts, which is reflected in the accompanying Balance Sheet as a reduction of accounts receivable, totaled $3 million at December 31, 1998. The Partnership had no allowance for doubtful accounts recorded at December 31, 1997.

  Inventories--Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out ("LIFO") basis except for materials and supplies, which are valued at average cost.

  Property, Plant and Equipment--Property, plant and equipment are recorded at cost. Depreciation of property, plant and equipment is computed using the straight-line method over the estimated useful lives of the related assets, ranging from 5 to 30 years.

  Upon retirement or sale, the Partnership removes the cost of the assets and the related accumulated depreciation from the accounts and reflects any resulting gains or losses in the Statement of Income. The Partnership's policy is to capitalize interest cost incurred on debt during the construction of major projects exceeding one year.

                            EQUISTAR CHEMICALS, LP

  Turnaround Maintenance and Repair Expenses--Cost of major repairs and maintenance incurred in connection with turnarounds of units at the Partnership's manufacturing facilities are deferred and amortized on a straight-line basis until the next planned turnaround, generally five to seven years.

  Deferred Software Costs--Costs to purchase and develop software for internal use are deferred and amortized on a straight-line basis over 10 years. The Partnership amortized $6 million and less than $1 million of deferred software costs for the year ended December 31, 1998 and during the period from December 1, 1997 (inception) to December 31, 1997, respectively.

  Goodwill--Goodwill includes goodwill contributed by Millennium and goodwill recorded in connection with the contribution of Occidental's assets. Goodwill is being amortized using the straight-line method over forty years. Management periodically evaluates goodwill for impairment based on the anticipated future cash flows attributable to the related operations. Such expected cash flows, on an undiscounted basis, are compared to the carrying value of the tangible and intangible assets, and if impairment is indicated, the carrying value of goodwill, and if necessary other related assets, is adjusted. Management believes that no impairment exists at December 31, 1998. The Partnership amortized $31 million and $3 million of goodwill for the year ended December 31, 1998 and during the period from December 1, 1997 (inception) to December 31, 1997, respectively. Accumulated amortization of goodwill was $166 million and $135 million at December 31, 1998 and 1997, respectively.

  Investment in PD Glycol--Equistar holds a 50 percent interest in a joint venture with E.I. DuPont de Nemours and Company that owns an ethylene glycol facility in Beaumont, Texas. This investment was contributed by Occidental in 1998. The investment in PD Glycol is accounted for using the equity method of accounting.

  Environmental Remediation Costs--Expenditures related to investigation and remediation of contaminated sites, which include operating facilities and waste disposal sites, are accrued when it is probable a liability has been incurred and the amount of the liability can reasonably be estimated. Estimates have not been discounted to present value. Environmental remediation costs are expensed or capitalized in accordance with generally accepted accounting principles.

  Pension and Other Postretirement Benefit Plans--During 1998, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 132, Employers' Disclosures about Pensions and Other Retirement Benefits. The provisions of SFAS No. 132 revise employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of these plans. SFAS No. 132 standardizes the disclosure requirements for these plans, to the extent practicable.

  Exchanges--Finished product exchange transactions, which involve homogeneous commodities in the same line of business and do not involve the payment or receipt of cash, are not accounted for as purchases and sales. Any resulting volumetric exchange balances are accounted for as inventory in accordance with the normal LIFO valuation policy. Exchanges settled through payment and receipt of cash are accounted for as purchases and sales.

  Income Taxes--The Partnership is not subject to federal income taxes as income is reportable directly by the individual partners; therefore, there is no provision for income taxes in the accompanying financial statements.

  Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                            EQUISTAR CHEMICALS, LP

  Segment and Related Information--In 1998, the Partnership adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 supercedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Partnership's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect the results of operations or the financial position of the Partnership (see Note 18).

  Reclassifications--Certain 1997 amounts have been restated to conform to classifications adopted in 1998.

3. Addition of Occidental Contributed Business

  On May 15, 1998, the Partnership was expanded with the contribution of certain assets from Occidental. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations for these assets are included in the accompanying Statement of Income prospectively from May 15, 1998. The consideration paid for the Occidental Contributed Business was approximately $2.1 billion and was allocated to the assets contributed and liabilities assumed based on the estimated fair values of such assets and liabilities at the date of the contribution. The fair value of the assets contributed and liabilities assumed by the Partnership on May 15, 1998 was as follows:

      Millions of dollars
      -------------------
      Total current assets.........................................    $  281
      Property, plant and equipment................................     1,964
      Investment in PD Glycol......................................        58
      Goodwill.....................................................        43
      Deferred charges and other assets............................        49
                                                                       ------
        Total assets...............................................    $2,395
                                                                       ======
      Other current liabilities....................................    $   79
      Long-term debt...............................................       205
      Other liabilities and deferred credits.......................        14
      Partners' capital............................................     2,097
                                                                       ------
        Total liabilities and partners' capital....................    $2,395
                                                                       ======

  The unaudited pro forma combined historical results of the Partnership as if the Occidental Contributed Business had been contributed on January 1, 1998 is as follows:

                                                                    For the year
                                                                       ended
                                                                    December 31,
      Millions of dollars                                               1998
      -------------------                                           ------------
      Sales and other operating revenues...........................    $4,869
      Unusual charges..............................................        35
      Operating income.............................................       320
      Net income...................................................       154

  The unaudited pro forma data presented above is not necessarily indicative of the results of operations of the Partnership that would have occurred had such transaction actually been consummated as of January 1, 1998, nor are they necessarily indicative of future results.

                            EQUISTAR CHEMICALS, LP

4. Supplemental Cash Flow Information

      Millions of dollars                                              1998 1997
      -------------------                                              ---- ----
      Cash paid for interest.......................................... $154 $--
                                                                       ==== ===
      Noncash investing and financing activities:
        Noncash adjustments to contributed capital.................... $  3 $--
        Inventory transfer from PD Glycol.............................   15  --
                                                                       ==== ===

     Historical cost of assets contributed and liabilities assumed by the Partnership in December 1997 (inception):

        Total current assets............................................ $  948
        Property, plant and equipment, net..............................  2,121
        Goodwill, net...................................................  1,142
        Deferred charges and other assets...............................    158
                                                                         ------
          Total assets.................................................. $4,369
                                                                         ======
        Current maturities of long-term debt............................ $   36
        Other current liabilities.......................................     17
        Long-term debt..................................................  1,462
        Other liabilities and deferred credits..........................     43
        Partners' capital...............................................  3,156
        Note receivable from Lyondell LP................................   (345)
                                                                         ------
          Total liabilities and partners' capital....................... $4,369
                                                                         ======

5. Financial Instruments

  The fair value of all financial instruments included in current assets and current liabilities, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximated their carrying value due to their short maturity. Based on the borrowing rates currently available to the Partnership for debt with terms and average maturities similar to the Partnership's debt portfolio, the fair value of the Partnership's long-term debt, including amounts due within one year, was approximately $2.3 billion and $1.5 billion at December 31, 1998 and 1997, respectively.

  The Partnership had issued letters of credit totaling $2.6 million and $4 million at December 31, 1998 and 1997, respectively.

6. Related Party Transactions

  Loans to Millennium and Occidental--In connection with Occidental's entry into Equistar in May 1998, Equistar executed promissory notes to Millennium and Occidental in the principal amounts of $75.0 million and $419.7 million, respectively. Each of the notes provides for the annual accrual of interest (based on a year of 360 days and actual days elapsed) at a rate equal to LIBOR plus 0.6 percent. These notes were paid in full in June 1998. Interest expense incurred on these notes during 1998 was $3 million.

  Note Receivable from Lyondell LP--Upon formation of the Partnership, Lyondell LP contributed capital to the Partnership in the form of a $345 million promissory note ("Lyondell Note"). The Lyondell Note bears interest at LIBOR plus a market spread. The note was repaid in full by Lyondell in July 1998. Interest income accrued on the Lyondell Note totaled $12.8 million and $1.75 million during 1998 and during the period from December 1, 1997 (inception) to December 31, 1997, respectively.

                            EQUISTAR CHEMICALS, LP

  Shared Services Agreement with Lyondell--Lyondell provides certain corporate, general and administrative services to the Partnership, including legal, tax, treasury, risk management and other services pursuant to a shared services agreement. During the year ended December 31, 1998, Lyondell charged the Partnership $3 million for these services. During the period December 1, 1997 (inception) to December 31, 1997, charges from Lyondell were less than $1 million. As part of the shared services agreement, the Partnership provides certain general and administrative services to Lyondell, such as health, safety and environmental services, human resource services, information services and legal services. During the year ended December 31, 1998 and during the period December 1, 1997 (inception) to December 31, 1997, the Partnership charged Lyondell less than $1 million for these services.

  Shared Services and Shared-Site Agreements with Millennium--The Partnership and Millennium have entered into a variety of operating, manufacturing and technical service agreements related to the business of Equistar and the vinyl acetate monomers, acetic acid, synthesis gas and methanol businesses retained by Millennium Petrochemicals. These agreements include the provision by the Partnership to Millennium Petrochemicals of materials management, certain utilities, administrative office space, health, safety and environmental services and computer services. During the year ended December 31, 1998, the Partnership charged Millennium Petrochemicals $5 million for these services. During the period from December 1, 1997 (inception) to December 31, 1997, charges to Millennium Petrochemicals were less than $1 million. These agreements also include the provision by Millennium Petrochemicals to the Partnership of certain operational services, including waste water treatment and barge dock access. During the year ended December 31, 1998 and during the period December 1, 1997 (inception) to December 31, 1997, Millennium Petrochemicals charged the Partnership less than $1 million for these services.

  Operating Agreement with Occidental Chemical Corporation--On May 15, 1998, Occidental Chemical and the Partnership entered into an Operating Agreement ("Operating Agreement") whereby Occidental Chemical agreed to operate and maintain the Occidental Contributed Business and to cause third-parties to continue to provide equipment, products and commodities to those businesses upon substantially the same terms and conditions as provided prior to the transfer. Under the terms of the Operating Agreement, the Partnership agreed to reimburse Occidental Chemical for its cost in connection with the services provided to the Partnership, and the Partnership agreed to pay Occidental Chemical an administrative fee. The Operating Agreement terminated in accordance with its terms on June 1, 1998. During the term of the Operating Agreement, the Partnership paid Occidental Chemical an administrative fee of $1 million.

  Transition Services Agreement with Occidental Chemical--On June 1, 1998, Occidental Chemical and the Partnership entered into a Transition Services Agreement ("TSA"). Under the terms of the TSA, Occidental Chemical agreed to provide the Partnership certain services in connection with the Occidental Contributed Business, including services related to accounting, payroll, office administration, marketing, transportation, purchasing and procurement, management, human resources, customer service, technical services and others. Between June 1, 1998 and December 31, 1998, the Partnership expensed $6 million in connection with services provided pursuant to the TSA. The TSA expires by its terms on June 1, 1999.

  Occidental Chemical Ethylene Sales Agreement--The Partnership and Occidental Chemical entered into a Sales Agreement, dated May 15, 1998 ("Ethylene Sales Agreement"). Under the terms of the Ethylene Sales Agreement, Occidental Chemical has agreed to purchase an annual minimum amount of ethylene from the Partnership equal to 100 percent of the ethylene feedstock requirements of Occidental Chemical's United States plants (estimated to be 2 billion pounds per year at the time of the signing of the agreement) less any quantities up to 250 million pounds tolled in accordance with the provisions of such agreement. The Partnership's maximum supply obligation in any calendar year under the Ethylene Sales Agreement is 2.55 billion pounds. Upon three years notice from either party to the other, the Partnership's maximum supply obligation in any

                            EQUISTAR CHEMICALS, LP
calendar year under the Ethylene Sales Agreement may be "phased down" as set forth in the agreement, provided that no phase down may occur prior to January 1, 2009. In accordance with the phase down provisions of the agreement, the annual minimum requirements set forth in the agreement must be phased down over at least a five year period so that the annual required minimum cannot decline to zero prior to December 31, 2013 unless certain specified force majeure events occur. The Ethylene Sales Agreement provides for an ethylene sales price that is generally reflective of market prices and will be determined pursuant to a formula using the Partnership's sales price to third parties and several published market price indices. During the period from May 15, 1998 to December 31, 1998, the Partnership charged Occidental Chemical $171 million under the Ethylene Sales Agreement.

  Product Sales to Millennium--The Partnership sells ethylene to Millennium at market-related prices pursuant to an agreement entered into in connection with the formation of Equistar. Under this agreement, Millennium is required to purchase 100 percent of its ethylene requirements for its LaPorte, Texas facility (estimated to be 300 million pounds per year), up to a maximum of 330 million pounds per year. Millennium has the option to increase the amount purchased to up to 400 million pounds per year beginning January 1, 2001. The initial term of the contract expires December 1, 2000 and thereafter, the contract automatically renews annually. Either party may terminate on one year's notice, except that if Millennium elects to increase its purchases under the contract, a party must provide two year's notice of termination. The pricing terms of this agreement are similar to the Ethylene Sales Agreement with Occidental Chemical. The Partnership charged Millennium $41 million and $4 million for ethylene for 1998 and December 1997, respectively.

  Product Sales to Lyondell--Lyondell acquired its intermediate chemicals and derivatives business through the acquisition of ARCO Chemical Company effective August 1, 1998. Sales to Lyondell, primarily for ethylene, propylene, MTBE, benzene and alkylate, totaled $97 million for the period from August 1, 1998 to December 31, 1998, and were based on price terms generally reflective of market.

  Transactions with LCR--Lyondell's rights and obligations under the terms of its product sales and feedstock purchase agreements with LYONDELL-CITGO Refining LP ("LCR"), a joint venture investment of Lyondell, were assigned to the Partnership. Accordingly, certain refinery products are sold to the Partnership as feedstocks, and certain olefins by-products are sold to LCR for processing into gasoline. Sales to LCR were $236 million and $27 million and purchases from LCR were $131 million and $10 million for the year ended December 31, 1998 and for the period from December 1, 1997 (inception) to December 31, 1997, respectively. The Partnership also assumed certain tolling arrangements as well as terminalling and storage obligations between Lyondell and LCR and performs certain marketing services for LCR. Aggregate charges under these various service agreements of $15 million were made to LCR by the Partnership with respect to 1998. No charges were made during December 1997. All of the agreements between LCR and the Partnership are on terms generally representative of prevailing market prices. The Partnership also has a shared services agreement with LCR to provide LCR with information services, including mainframe processing and maintenance. Net charges to LCR by the Partnership for the shared services agreement were less than $1 million during 1998. No charges were made during December 1997.

  Transactions with Lyondell Methanol--The Partnership provides operating and other services for Lyondell Methanol Company, L.P. ("Lyondell Methanol") under the terms of existing agreements that were assumed by Equistar from Lyondell, including the lease to Lyondell Methanol by the Partnership of the real property on which its methanol plant is located. Pursuant to the terms of those agreements, Lyondell Methanol pays the Partnership a management fee and will reimburse certain expenses of the Partnership at cost. Management fees charged by the Partnership to Lyondell Methanol totaled $6 million for the year ending December 31, 1998 and less than $1 million during the period from December 1, 1997 (inception) to December 31, 1997. The Partnership sells natural gas to Lyondell Methanol at prices generally representative of its cost. Purchases by Lyondell

                            EQUISTAR CHEMICALS, LP

Methanol of natural gas feedstock from the Partnership totaled $44 million and $4 million for the year ended December 31, 1998 and during the period from December 1, 1997 (inception) to December 31, 1997, respectively. Lyondell Methanol sells all of its products to Equistar. For the year ending December 31, 1998 and during the period from December 1, 1997 (inception) to December 31, 1997, purchases from Lyondell Methanol were $103 million and $15 million, respectively.

  Related Party Leases--As part of their shared services agreement with the Partnership, Millennium subleases from the Partnership certain administrative office space at a monthly rent of $42,000.

7. Accounts Receivable

  In December 1998, the Partnership entered into a purchase agreement with an independent issuer of receivables-backed commercial paper. Under the terms of the agreement, the Partnership agreed to sell on an ongoing basis and without recourse, designated accounts receivable. To maintain the balance of the accounts receivable sold, the Partnership is obligated to sell new receivables as existing receivables are collected. The agreement expires in December 1999.

  At December 31, 1998, the Partnership's gross accounts receivable that had been sold to the purchasers aggregated $130 million. This amount has been reported as operating cash flows in the Statements of Cash Flows. Costs related to the sale are included in "Selling, general and administrative expenses" in the Statements of Income.

8. Inventories

  Inventories at December 31, 1998 and 1997 consisted of the following:

      Millions of dollars                                              1998 1997
      -------------------                                              ---- ----
      Raw materials................................................... $149 $160
      Work-in-process.................................................   11    5
      Finished goods..................................................  301  282
      Materials and supplies..........................................   88   66
                                                                       ---- ----
        Total inventories............................................. $549 $513
                                                                       ==== ====

  For the year ending December 31, 1998, cost of sales increased by less than $1 million associated with the reduction of LIFO inventories. For the period from December 1, 1997 (inception) to December 31, 1997, cost of sales increased by approximately $1 million associated with the reduction in LIFO inventories. The excess of the current cost of inventories over book value was approximately $103 million at December 31, 1997.

9. Property, Plant and Equipment, Net

  The components of property, plant and equipment, at cost, and the related accumulated depreciation at December 31, 1998 and 1997 were as follows:

      Millions of dollars                                          1998   1997
      -------------------                                         ------ ------
      Manufacturing facilities and equipment..................... $5,344 $3,489
      Manufacturing equipment acquired under capital leases......    236     --
      Construction projects in progress..........................    189    127
      Land.......................................................     78     74
                                                                  ------ ------
        Total property, plant and equipment......................  5,847  3,690
      Less accumulated depreciation..............................  1,772  1,572
                                                                  ------ ------
        Property, plant and equipment, net....................... $4,075 $2,118
                                                                  ====== ======

                            EQUISTAR CHEMICALS, LP

  Depreciation expense for the year ending December 31, 1998 and for the period from December 1, 1997 (inception) to December 31, 1997 was $200 million and $15 million, respectively. At December 31, 1998, $10 million of the accumulated depreciation reported in the accompanying Balance Sheet related to the manufacturing equipment acquired under capital leases that was contributed by Occidental in 1998.

  In July 1998, the depreciable lives of certain assets were increased from a range of 5 to 25 years to a range of 5 to 30 years. This change was accounted for as a change in accounting estimate and resulted in a $33 million decrease in depreciation expense for 1998.

10. Deferred Charges and Other Assets

  Deferred charges and other assets at December 31, 1998 and 1997 were as follows:

      Millions of dollars                                             1998 1997
      -------------------                                             ---- ----
      Deferred turnaround costs, net................................. $ 84 $ 66
      Deferred software costs, net...................................   70   44
      Deferred pension asset.........................................   30   23
      Other..........................................................   73   18
                                                                      ---- ----
        Total deferred charges and other assets...................... $257 $151
                                                                      ==== ====

11. Other Accrued Liabilities

  Other accrued liabilities at December 31, 1998 and 1997 were as follows:

      Millions of dollars                                              1998 1997
      -------------------                                              ---- ----
      Accrued property taxes.......................................... $ 76 $  4
      Accrued freight.................................................   22    8
      Accrued payroll costs...........................................   44   19
      Accrued interest................................................   18   --
      Accrued severance and other costs related to formation of
       the Partnership................................................    3   27
      Other...........................................................   37    7
                                                                       ---- ----
        Total other accrued liabilities............................... $200 $ 65
                                                                       ==== ====

                            EQUISTAR CHEMICALS, LP

12. Long-Term Debt and Financing Arrangements

  Long-term debt at December 31, 1998 and 1997 was comprised of the following:

      Millions of dollars                                          1998   1997
      -------------------                                         ------ ------
      Bank credit facilities:
        5-year term credit facility.............................. $1,150 $  800
        $500 million credit agreement............................    152     --
      Other debt obligations:
        Medium-term notes (2000-2005)............................    163    194
        10.00% Notes due in 1999.................................    150    150
        9.125% Notes due in 2002.................................    100    100
        6.50% Notes due in 2006..................................    150    150
        7.55% Debentures due in 2026.............................    150    150
        Other....................................................     --      4
                                                                  ------ ------
          Total long-term debt...................................  2,015  1,548
      Less current maturities....................................    150     36
                                                                  ------ ------
          Long-term debt, net....................................  1,865  1,512
      Capital lease obligations (5.89% due in 2000)..............    205     --
                                                                  ------ ------
          Total long-term debt and lease obligations............. $2,070 $1,512
                                                                  ====== ======

  Aggregate maturities of long-term debt during the five years subsequent to December 31, 1998 are as follows: 1999-$302 million; 2000-$247 million; 2001- $90 million; 2002-$1.251 billion; 2003-$29 million. All of the above debt is guaranteed by the partners.

  The medium-term notes mature at various dates from 2000 to 2005 and have a weighted average interest rate of 9.87 percent and 9.83 percent at December 31, 1998 and 1997, respectively.

  The Partnership has a five-year, $1.25 billion credit facility ("Facility") with a group of banks expiring November 2002. Borrowings under the Facility bear interest at either the Federal Funds rate plus 1/2 of 1 percent, LIBOR plus 1/2 of 1 percent, a fixed rate offered by one of the sponsoring banks or interest rates that are based on a competitive auction feature wherein the interest rate can be established by competitive bids submitted by the sponsoring banks, depending on the type of borrowing made under the Facility. Borrowings under the Facility had a weighted average interest rate of 5.8 percent and 5.7 percent at December 31, 1998 and 1997, respectively.

  On June 12, 1998, the Partnership entered into a $500 million credit agreement consisting of a $250 million revolving credit facility and a $250 million one-year term facility. Borrowings under the $500 million credit agreement bear interest at either the Federal Funds rate plus 1/2 of 1 percent, LIBOR plus 0.625 percent, a fixed rate offered by one of the sponsoring banks or interest rates that are based on a competitive auction feature wherein the interest rate can be established by competitive bids submitted by the sponsoring banks. At December 31, 1998, the weighted average interest rate for borrowings under the $500 million credit agreement was 6.1 percent.

  The Facility and the $500 million credit agreement ("Bank Credit Facilities") are available for working capital and general purposes as needed and contain covenants relating to liens, sale and leaseback transactions, debt incurrence, leverage and interest coverage ratios, sales of assets and mergers and consolidations.

  In February 1999, the Partnership issued $900 million of debt securities. The debt securities include $300 million of 8.50 percent notes, which will mature on February 15, 2004, and $600 million of 8.75 percent notes, which will mature on February 15, 2009. The Partnership intends to use the net proceeds from this offering (i) to

                            EQUISTAR CHEMICALS, LP
repay the $205 million outstanding under a capitalized lease obligation relating to the Partnership's Corpus Christi facility, (ii) to repay the outstanding balance under the $500 million credit agreement, after which the $500 million credit agreement will be terminated, (iii) to repay the outstanding $150 million, 10.00 percent Notes due in June 1999, upon maturity and (iv) to the extent of the remaining net proceeds, reduce outstanding borrowings under the Facility and for Partnership working capital. Outstanding borrowings under the Partnership's $500 million credit agreement that are payable in 1999 are included as long-term obligations of the Partnership in the accompanying Balance Sheet at December 31, 1998 based on the expectation that these borrowings will be refinanced as described above.

13. Unusual Charges

  In December 1997, the Partnership recorded $42 million of unusual charges related to the formation of the Partnership. These charges included severance and other costs related to a workforce reduction (approximately 430 employees) that resulted from the consolidation of the businesses contributed to the Partnership ($30 million), various closing costs ($6 million), and various other charges ($6 million). Approximately $15 million of these charges were paid in 1997 and $27 million were included in other accrued liabilities at December 31, 1997. During the year ended December 31, 1998, approximately $24 million of these charges were paid and $3 million were included in other accrued liabilities at December 31, 1998.

  During 1998, the Partnership recorded and paid $35 million of unusual charges related to its initial formation and the addition of Occidental to the Partnership. These charges included transition personnel costs ($14 million), costs associated with the consolidation of certain operations and facilities ($11 million), operating and transition services provided by Occidental Chemical ($7 million), various closing costs ($2 million), and other miscellaneous charges ($1 million).

14. Leases

  At December 31, 1998, future minimum lease payments for capital and operating leases with noncancelable lease terms in excess of one year were as follows:

      Millions of dollars                                      Capital Operating
      -------------------                                      ------- ---------
      1999....................................................  $ 13     $101
      2000....................................................   208       74
      2001....................................................    --       58
      2002....................................................    --       44
      2003....................................................    --       38
      Thereafter..............................................    --      336
                                                                ----     ----
        Total minimum lease payments..........................   221     $651
                                                                         ====
      Imputed interest........................................   (16)
                                                                ----
        Present value of minimum lease payments...............  $205
                                                                ====

  Operating lease net rental expense was $110 million for the year ending December 31, 1998 and $11 million for the period from December 1, 1997 (inception) to December 31, 1997.

                            EQUISTAR CHEMICALS, LP

  The Partnership is party to various unconditional purchase obligation contracts as a purchaser for product and services. At December 31, 1998, future minimum payments under these contracts with noncancelable contract terms in excess of one year were as follows:

      Millions of dollars
      -------------------
      1999................................................................ $ 29
      2000................................................................   28
      2001................................................................   24
      2002................................................................   23
      2003................................................................   23
      Thereafter..........................................................  142
                                                                           ----
        Total minimum contract payments................................... $269
                                                                           ====

  The Partnership's total purchases under these agreements were $33 million for the year ending December 31, 1998 and $3 million during the period from December 1, 1997 (inception) to December 31, 1997.

15. Retirement Plans

  All full-time regular employees of the Partnership are covered by defined benefit pension plans sponsored by the Partnership. The plans became effective on January 1, 1998, except for union represented employees formerly employed by Millennium, whose plans were contributed to the Partnership on December 1, 1997, and union represented employees formerly employed by Occidental, whose plans were contributed to the Partnership on May 15, 1998. In connection with the formation of the Partnership, there were no pension assets or obligations contributed to the Partnership, except for the union represented plans described above. Retirement benefits are based on years of service and the employee's highest three consecutive years of compensation during the last ten years of service. The funding policy for these plans is to make periodic contributions as required by applicable law. The Partnership accrues pension costs based on an actuarial valuation and funds the plans through contributions to pension trust funds. The Partnership also has unfunded supplemental nonqualified retirement plans which provide pension benefits for certain employees in excess of the tax qualified plans' limits.

                            EQUISTAR CHEMICALS, LP

  The following table provides a reconciliation of benefit obligations, plan assets and funded status of the retirement plans at December 31, 1998 and 1997:

Millions of dollars                                                 1998  1997
-------------------                                                 ----  ----
Change in benefit obligation:
  Benefit obligation, January 1.................................... $ 21  $ --
  Benefit obligation contributed at inception of Partnership.......   --    21
  Benefit obligation contributed by Occidental.....................   46    --
  Service cost.....................................................   16    --
  Interest cost....................................................    5    --
  Actuarial loss...................................................    5    --
  Benefits paid....................................................   (5)   --
                                                                    ----  ----
  Benefit obligation, December 31.................................. $ 88  $ 21
                                                                    ====  ====
Change in plan assets:
  Fair value of plan assets, January 1............................. $ 40  $ --
  Fair value of plan assets contributed at inception of
   Partnership.....................................................   --    40
  Fair value of plan assets contributed by Occidental..............   51    --
  Actual return of plan assets.....................................    1    --
  Partnership contributions........................................    1    --
  Benefits paid....................................................   (5)   --
                                                                    ----  ----
  Fair value of plan assets, December 31........................... $ 88  $ 40
                                                                    ====  ====
Funded status...................................................... $ --  $ 19
Unrecognized actuarial loss........................................   13     4
                                                                    ----  ----
Net amount recognized.............................................. $ 13  $ 23
                                                                    ====  ====
Amounts recognized in the Balance Sheets consist of:
  Prepaid benefit cost............................................. $ 30  $ 23
  Accrued benefit liability........................................  (17)   --
                                                                    ----  ----
  Net amount recognized............................................ $ 13  $ 23
                                                                    ====  ====
Weighted-average assumptions as of December 31:
  Discount rate.................................................... 6.75% 7.25%
  Expected return on plan assets................................... 9.50% 9.00%
  Rate of compensation increase.................................... 4.75% 4.75%

  As of December 31, 1998, Equistar had defined benefit pension plans where the accumulated benefit obligation exceeded the fair value of plan assets. The accumulated benefit obligation exceeded the fair value of plan assets by $19 million for these plans as of December 31, 1998. As of December 31, 1998 and 1997, Equistar had defined benefit pension plans where the fair value of plan assets exceeded the accumulated benefit obligation. The fair value of plan assets exceeded the accumulated benefit obligation by $19 million for these plans as of December 31, 1998 and 1997.

  The Partnership's net periodic pension cost for 1998 included the following components:

      Millions of dollars
      -------------------
      Components of net periodic benefit cost:
        Service cost....................................................... $16
        Interest cost......................................................   5
        Expected return on plan assets.....................................  (6)
                                                                            ---
        Net periodic benefit cost.......................................... $15
                                                                            ===

                            EQUISTAR CHEMICALS, LP

  As the non-union plans became effective on January 1, 1998, the Partnership did not recognize any net periodic pension cost during the period from December 1, 1997 (inception) to December 31, 1997.

  Effective January 1, 1998, the Partnership also maintains voluntary defined contribution savings plans for eligible employees. Under provisions of the plans, the Partnership contributes an amount equal to 160 percent of employee contributions up to a maximum matching contribution of eight percent of the employee's base salary. Contributions to the plans by the Partnership were $7 million and less than $1 million for the year ended December 31, 1998 and during the period from December 1, 1997 (inception) to December 31, 1997, respectively.

16. Postretirement Benefits Other Than Pensions

  The Partnership sponsors unfunded postretirement benefit plans other than pensions ("OPEB") for both salaried and non-salaried employees, which provide medical and life insurance benefits. The postretirement health care plans are contributory while the life insurance plans are non-contributory. Currently, the Partnership pays approximately 80 percent of the cost of the health care plans, but reserves the right to modify the cost-sharing provisions at any time. In connection with the formation of the Partnership on December 1, 1997, Lyondell and Millennium contributed $31 million of accrued postretirement benefit liabilities for employees that transferred to the Partnership. Upon joining the Partnership in May 1998, Occidental contributed $14 million of accrued postretirement benefit liabilities for employees that transferred to the Partnership.

  The following table provides a reconciliation of benefit obligations and funded status of the OPEB plans at December 31, 1998 and 1997:

Millions of dollars                                                 1998  1997
-------------------                                                 ----  ----
Change in benefit obligation:
  Benefit obligation, January 1.................................... $ 50  $ --
  Benefit obligation contributed at inception of Partnership.......   --    50
  Benefit obligation contributed by Occidental.....................   14    --
  Service cost.....................................................    3    --
  Interest cost....................................................    4    --
  Actuarial gain...................................................   (2)   --
                                                                    ----  ----
  Benefit obligation, December 31.................................. $ 69  $ 50
                                                                    ====  ====
Funded status...................................................... $(69) $(50)
Unrecognized actuarial loss........................................   16    19
                                                                    ----  ----
Net amount recognized.............................................. $(53) $(31)
                                                                    ====  ====
Amounts recognized in the Balance Sheets consist of:
  Prepaid benefit cost............................................. $ --  $ --
  Accrued benefit liability........................................  (53)  (31)
                                                                    ----  ----
  Net amount recognized............................................ $(53) $(31)
                                                                    ====  ====
Weighted-average assumptions as of December 31:
  Discount rate.................................................... 6.75% 7.25%
  Rate of compensation increase.................................... 4.75% 4.75%

  Because the OPEB plans are unfunded, there was no change in the plan assets during the year ended December 31, 1998 and for the period from December 1, 1997 (inception) to December 31, 1997.

                            EQUISTAR CHEMICALS, LP

  The Partnership's postretirement benefit costs for 1998 included the following components:

      Millions of dollars
      -------------------
      Components of net periodic benefit cost:
        Service cost........................................................ $ 3
        Interest cost.......................................................   4
                                                                             ---
        Net periodic benefit cost........................................... $ 7
                                                                             ===

  The accrued postretirement benefit liabilities at December 31, 1997 were calculated and contributed as of December 31, 1997; therefore, there was no net periodic postretirement benefit costs for the period from December 1, 1997 (inception) to December 31, 1997.

  For measurement purposes, the assumed annual rate of increase in the per capita cost of covered health care benefits as of December 31, 1998 was 7.0 percent for 1999-2001 and 5.0 percent thereafter. The health care cost trend rate assumption does not have a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit liability as of December 31, 1998 by less than $1 million and would not have a material effect on the aggregate service and interest cost components of the net periodic postretirement benefit cost for the year then ended. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement benefit liability as of December 31, 1998 by $1 million and would not have a material effect on the aggregate service and interest cost components of the net periodic postretirement benefit cost for the year then ended.

17. Commitments and Contingencies

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

  Equistar has agreed to indemnify and defend Lyondell and Millennium, individually, against certain uninsured claims and liabilities which Equistar may incur relating to the operation of the Contributed Business prior to December 1, 1997 up to $7 million each within the first seven years of the Partnership, subject to certain terms of the Asset Contribution Agreements. Equistar has also agreed to indemnify Occidental up to $7 million on a similar basis relating to the operation of the Occidental Contributed Business prior to May 15, 1998. During the year ended December 31, 1998, the Partnership incurred $5 million in expenses for these uninsured claims and liabilities. No expenses were incurred for these uninsured claims and liabilities during the period December 1, 1997 (inception) to December 31, 1997.

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

                            EQUISTAR CHEMICALS, LP

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

18. Segment Information

  Using the guidelines set forth in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Partnership has identified two segments in which it operates. The reportable segments are petrochemicals and polymers. The petrochemicals segment includes olefins, oxygenated chemicals, aromatics and specialty chemicals. Olefins include ethylene, propylene and butadiene, and the oxygenated chemicals include ethylene oxide, ethylene glycol, ethanol and MTBE. The petrochemicals segment also includes the production and sale of aromatics including benzene and toluene. The polymers segment consists of polyolefins including high-density polyethylene, low-density polyethylene, linear low-density polyethylene, polypropylene, and performance polymers. The performance polymers include enhanced grades of polyethylene, including wire and cable resins, concentrates and compounds, and polymeric powders.

  No customer accounted for 10 percent or more of sales.

  The accounting policies of the segments are the same as those described in Summary of Significant Accounting Policies (see Note 2).

                            EQUISTAR CHEMICALS, LP

  Summarized financial information concerning the Partnership's reportable segments is shown in the following table. Intersegment sales between the petrochemicals and polymers segments were made at prices based on current market values.

Millions of dollars      Petrochemicals Polymers Unallocated Eliminations Consolidated
-------------------      -------------- -------- ----------- ------------ ------------
For the year ended
 December 31, 1998:
Sales and other
 operating revenues:
  Customers.............     $2,351      $2,012    $   --      $    --       $4,363
  Intersegment..........      1,112          46        --       (1,158)          --
                             ------      ------    ------      -------       ------
                             $3,463      $2,058    $   --      $(1,158)      $4,363
                             ======      ======    ======      =======       ======
Unusual charges.........     $   --      $   --    $   35      $    --       $   35
                             ======      ======    ======      =======       ======
Operating income........     $  319      $  177    $ (214)     $    --       $  282
                             ======      ======    ======      =======       ======
Depreciation and
 amortization expense...     $  152      $   65    $   51      $    --       $  268
                             ======      ======    ======      =======       ======
Capital expenditures....     $   71      $  116    $   13      $    --       $  200
                             ======      ======    ======      =======       ======
Total assets............     $2,997      $2,035    $1,636      $    --       $6,668
                             ======      ======    ======      =======       ======
For the period from
 December 1, 1997
 (inception) to December
 31, 1997:
Sales and other
 operating revenues:
  Customers.............     $  179      $  186    $   --      $    --       $  365
  Intersegment..........        105          --        --         (105)          --
                             ------      ------    ------      -------       ------
                             $  284      $  186    $   --      $  (105)      $  365
                             ======      ======    ======      =======       ======
Unusual charges.........     $   --      $   --    $   42      $    --       $   42
                             ======      ======    ======      =======       ======
Operating income........     $   47      $   22    $  (54)     $    --       $   15
                             ======      ======    ======      =======       ======
Depreciation and
 amortization expense...     $    7      $    7    $    5      $    --       $   19
                             ======      ======    ======      =======       ======
Capital expenditures....     $    7      $    4    $    1      $    --       $   12
                             ======      ======    ======      =======       ======
Total assets............     $1,668      $1,504    $1,428      $    --       $4,600
                             ======      ======    ======      =======       ======

19. Subsequent Event

  In January 1999, the Partnership announced that it was going to shut down and "mothball" its gas phase HDPE reactor at Port Arthur, Texas, on March 31, 1999, as part of its long-term strategy to maximize value. The shutdown will reduce the Partnership's HDPE capacity by 300 million pounds per year and reduce employment at the unit from 200 to approximately 125. Customers for products from the mothballed unit will be supplied with comparable products produced at the Partnership's Matagorda, Victoria, and LaPorte, Texas, facilities.

                          LYONDELL-CITGO REFINING LP

                         INDEPENDENT AUDITORS' REPORT

To the Partnership Governance Committee
of LYONDELL-CITGO Refining LP

  We have audited the accompanying balance sheet of LYONDELL-CITGO Refining LP (a Limited Partnership) as of December 31, 1998 and the related statements of income, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

  In our opinion, such financial statements present fairly, in all material respects, the financial position of LYONDELL-CITGO Refining LP as of December 31, 1998 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
Houston, Texas
February 11, 1999

                          LYONDELL-CITGO REFINING LP

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partnership Governance Committee
of LYONDELL-CITGO Refining LP

  We have audited the accompanying balance sheet of LYONDELL-CITGO Refining LP (formerly LYONDELL-CITGO Refining Company Ltd.) as of December 31, 1997 and the related statements of income, partners' capital, and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LYONDELL-CITGO Refining LP as of December 31, 1997 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

Coopers & Lybrand L.L.P.
Houston, Texas
February 6, 1998

                           LYONDELL-CITGO REFINING LP

                              STATEMENTS OF INCOME

                                                          For the year ended
                                                             December 31
                                                         ----------------------
Millions of dollars                                       1998    1997    1996
-------------------                                      ------  ------  ------
Sales and other operating revenues...................... $2,055  $2,697  $2,823
Operating costs and expenses:
  Cost of sales:
    Crude oil and feedstock.............................  1,264   1,960   2,367
    Operating and other expenses........................    490     482     386
  Selling, general and administrative expenses..........     78      72      59
  Unusual charges.......................................     10      --      --
                                                         ------  ------  ------
                                                          1,842   2,514   2,812
                                                         ------  ------  ------
  Operating income......................................    213     183      11
Interest expense........................................    (44)    (37)     (2)
Interest income.........................................      1       2       2
                                                         ------  ------  ------
Income before state income taxes........................    170     148      11
Provision for state income taxes........................      1       1      --
                                                         ------  ------  ------
Net income.............................................. $  169  $  147  $   11
                                                         ======  ======  ======


                       See Notes to Financial Statements.

                           LYONDELL-CITGO REFINING LP

                                 BALANCE SHEETS

                                                                  December 31
                                                                 --------------
Millions of dollars                                               1998    1997
-------------------                                              ------  ------
ASSETS
Current assets:
  Cash and cash equivalents..................................... $   24  $   65
  Accounts receivable:
    Trade, net..................................................     39      37
    Related parties and affiliates..............................     26      42
  Inventories...................................................    106      98
  Prepaid expenses and other current assets.....................      2       1
                                                                 ------  ------
      Total current assets......................................    197     243
                                                                 ------  ------
Property, plant and equipment...................................  2,234   2,228
Construction projects in progress...............................     80      52
Accumulated depreciation and amortization.......................   (944)   (889)
                                                                 ------  ------
                                                                  1,370   1,391
Deferred charges and other assets...............................     70      47
                                                                 ------  ------
Total assets.................................................... $1,637  $1,681
                                                                 ======  ======
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Accounts payable:
    Trade....................................................... $   71  $   72
    Related parties and affiliates..............................     42     125
  Distribution payable to Lyondell Partners.....................     19      36
  Distribution payable to CITGO Partners........................     13      25
  Loan payable to bank..........................................     20      --
  Taxes, payroll and other liabilities..........................     38      35
                                                                 ------  ------
      Total current liabilities.................................    203     293
                                                                 ------  ------

Commitments and contingencies

Loan payable to bank............................................    450     450
Loans payable to Lyondell Partners..............................    231     196
Loans payable to CITGO Partners.................................     36      17
Pension, postretirement benefit and other liabilities...........     68      52
                                                                 ------  ------
      Total long-term liabilities...............................    785     715
                                                                 ------  ------
Partners' capital...............................................    649     673
                                                                 ------  ------
Total liabilities and partners' capital......................... $1,637  $1,681
                                                                 ======  ======

                       See Notes to Financial Statements.

                           LYONDELL-CITGO REFINING LP

                            STATEMENTS OF CASH FLOWS

                                                                For the year
                                                               ended December
                                                                     31
                                                               ----------------
Millions of dollars                                            1998  1997  1996
-------------------                                            ----  ----  ----
Cash flows from operating activities:
 Net income..................................................  $169  $147  $ 11
  Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation...............................................    75    75    25
  Amortization...............................................    25    16    10
  (Increase) decrease in accounts receivable--trade..........    (2)   72    (1)
  (Increase) decrease in accounts receivable--related
   parties...................................................    16     9   (20)
  (Increase) decrease in inventories.........................    (9)   --     9
  (Increase) decrease in prepaid expenses and other current
   assets....................................................    (1)   (1)    6
  Increase (decrease) in accounts payable--trade.............     4   (89)   51
  Increase (decrease) in accounts payable--related parties...   (83)  (27)   43
  Increase (decrease) in taxes, payroll and other
   liabilities...............................................     3     5    (4)
  (Increase) in deferred charges and other assets and change
   in pension, postretirement benefit and other liabilities..   (28)    5   (28)
                                                               ----  ----  ----
   Net cash provided by operating activities.................   169   212   102
                                                               ----  ----  ----
Cash flows from investing activities:
 Additions to property, plant and equipment:
  Maintenance capital expenditures...........................   (19)  (12)  (10)
  Environmental capital expenditures.........................   (12)  (11)  (28)
  Capital enhancement expenditures...........................   (27)  (17)  (18)
  Refinery upgrade expenditures..............................    (3)  (45) (473)
                                                               ----  ----  ----
   Total capital expenditures................................   (61)  (85) (529)
 Other.......................................................    (1)   (1)   (1)
                                                               ----  ----  ----
   Net cash used in investing activities.....................   (62)  (86) (530)
                                                               ----  ----  ----
Cash flows from financing activities:
 Proceeds from (repayments of) bank loan.....................    20   (10)   10
 Proceeds from bank loan for costs incurred on refinery
  upgrade....................................................    --    --   199
 Proceeds from Lyondell GP loans for costs incurred on
  refinery upgrade...........................................    --    18   123
 Contributions from Lyondell GP for working capital facility
  paydown....................................................    --    65    --
 Proceeds from Lyondell GP loans for costs to be incurred on
  capital projects...........................................    --     2    29
 Contributions from Lyondell GP for costs to be incurred on
  capital projects...........................................    --     1     8
 Proceeds from Lyondell GP loans for environmental projects..     8    --    --
 Proceeds from Lyondell GP loans for capital enhancement
  projects...................................................    16    --    --
 Proceeds from Lyondell GP loans for maintenance projects....    11    --    --
 Distributions to Lyondell Partners..........................  (130) (147)  (84)
 Distributions to CITGO Partners.............................   (92)  (91)  (13)
 Reimbursements from Lyondell for capital expenditures.......    --    --     4
 Reimbursements from CITGO LP for costs incurred on refinery
  upgrade....................................................    --     2   123
 Reimbursements from CITGO LP for loan costs incurred on
  refinery upgrade...........................................    --     8    21
 Contributions from CITGO LP for working capital facility
  paydown....................................................    --    28    --
 Proceeds from CITGO LP loans for costs incurred on refinery
  upgrade....................................................    --    16    --
 Contributions from CITGO LP for costs to be incurred on
  capital projects...........................................    --    35    13
 Proceeds from CITGO LP loans for environmental projects.....     4    --    --
 Proceeds from CITGO LP loans for capital enhancement
  projects...................................................     9    --    --
 Proceeds from CITGO LP loans for maintenance projects.......     6    --    --
                                                               ----  ----  ----
   Net cash provided by (used in) financing activities.......  (148)  (73)  433
                                                               ----  ----  ----
Increase (decrease) in cash and cash equivalents.............   (41)   53     5
Cash and cash equivalents at beginning of period.............    65    12     7
                                                               ----  ----  ----
Cash and cash equivalents at end of period...................  $ 24  $ 65  $ 12
                                                               ====  ====  ====

                       See Notes to Financial Statements.

                           LYONDELL-CITGO REFINING LP

                        STATEMENTS OF PARTNERS' CAPITAL

                                                        Lyondell  CITGO
Millions of dollars                                     Partners Partners Total
-------------------                                     -------- -------- -----
Balance, January 1, 1996...............................  $ 130    $ 459   $ 589
  Cash contributions...................................      8      157     165
  Other contributions..................................     --        1       1
  Distributions........................................    (91)     (12)   (103)
  Net income...........................................     10        1      11
                                                         -----    -----   -----
Balance, December 31, 1996.............................     57      606     663
  Cash distributions...................................     66       73     139
  Distributions........................................   (158)    (118)   (276)
  Net income...........................................    103       44     147
                                                         -----    -----   -----
Balance, December 31, 1997.............................     68      605     673
  Distributions........................................   (113)     (80)   (193)
  Net income...........................................    110       59     169
                                                         -----    -----   -----
Balance, December 31, 1998.............................  $  65    $ 584   $ 649
                                                         =====    =====   =====



                       See Notes to Financial Statements.

                          LYONDELL-CITGO REFINING LP

                         NOTES TO FINANCIAL STATEMENTS

1. The Partnership

  On July 1, 1993, Lyondell Chemical Company (formerly Lyondell Petrochemical Company) ("Lyondell") and CITGO Petroleum Corporation ("CITGO") announced the commencement of operations of LYONDELL-CITGO Refining LP ("LCR" or "Partnership") (formerly LYONDELL-CITGO Refining Company Ltd.), a new entity formed and owned by subsidiaries of Lyondell and CITGO in order to own and operate a refinery ("Refinery") located adjacent to the Houston Ship Channel in Houston, Texas and a lube oil blending and packaging plant in Birmingport, Alabama.

  Lyondell owns its interest in the Partnership through wholly-owned subsidiaries, Lyondell Refining LP, LLC ("Lyondell LP") and Lyondell Refining Company ("Lyondell GP") (formerly LOwner). These two subsidiaries are known as Lyondell Partners. CITGO holds its interest through CITGO Refining Investment Company ("CITGO LP") (formerly COwner) and CITGO Gulf Coast Refining, Inc. ("CITGO GP"), both wholly-owned subsidiaries of CITGO. These two subsidiaries are known as CITGO Partners. Lyondell Partners and CITGO Partners together are known as the Partners.

  During 1998 LCR converted from a Texas limited liability company to a Delaware limited partnership. Accordingly, the name was changed from LYONDELL-CITGO Refining Company Ltd. to LYONDELL-CITGO Refining LP. LCR will continue in existence until it is dissolved under the terms of the Limited Partnership Agreement ("Agreement").

  The Partners have agreed to allocate net income and cash provided by operating activities based on certain contributions and other factors instead of allocating such amounts based on their capital account balances. Based upon these contributions and other factors, Lyondell Partners and CITGO Partners had ownership interests of approximately 59 percent and 41 percent, respectively, as of December 31, 1998. CITGO Partners have a one-time option, that will expire in the year 2000, to make an additional capital contribution sufficient to increase its participation interest in LCR to 50 percent.

  At December 31, 1998, the Partnership employed approximately 1,200 full-time employees. Of these, approximately 800 were covered by collective bargaining agreements between LCR and the Oil, Chemical and Atomic Workers Union. LCR also uses the services of independent contractors in the routine conduct of its business.

2. Summary of Significant Accounting Policies

  Revenue Recognition--Revenue from product sales is generally recognized upon delivery of products to the customer.

  Cash and Cash Equivalents--Cash equivalents consist of highly liquid debt instruments such as certificates of deposit, commercial paper and money market accounts purchased with an original maturity date of three months or less. Cash equivalents are stated at cost, which approximates fair value. The Partnership's policy is to invest cash in conservative, highly rated instruments and limit the amount of credit exposure to any one institution. The Partnership performs periodic evaluations of the relative credit standing of these financial institutions which are considered in the Partnership's investment strategy.

  Accounts Receivable--The Partnership sells its products primarily to companies in the petrochemical and refining industries. The Partnership performs ongoing credit evaluations of its customers' financial condition and in certain circumstances, requires letters of credit from them. The Partnership's allowance for doubtful accounts receivable, which is reflected in the Balance Sheets as a reduction in accounts receivable, was approximately $179,000 at December 31, 1998 and 1997.

                          LYONDELL-CITGO REFINING LP

  Inventories--Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out ("LIFO") basis except for materials and supplies, which are valued at average cost.

  Property, Plant and Equipment--Property, plant and equipment are recorded at cost. The primary components of property, plant and equipment were manufacturing facilities and equipment. Depreciation of fixed assets is computed using the straight-line method over the estimated useful lives of the related assets, which range from five to thirty years.

  Upon retirement or sale, the Partnership removes the cost of the assets and the related accumulated depreciation from the accounts and reflects any resulting gains or losses in income. Interest costs incurred on debt during the construction of major projects are capitalized.

  During 1998, the depreciable life of assets related to an upgrade project completed in February 1997 was increased from twenty to twenty-four years. These changes were accounted for as a change in accounting estimate. The gross value of these assets when the depreciable life changed was approximately $1 billion, with accumulated depreciation of approximately $52 million. The increase in the depreciable life of these assets decreased depreciation expense by approximately $9 million for the year ended December 31, 1998.

  Refinery Maintenance--Turnaround costs are repair and maintenance costs incurred while performing an overhaul of a manufacturing unit. Significant turnaround costs are deferred and amortized on a straight-line basis over the estimated period until the next planned turnaround, generally four to six years. Amortization of deferred turnaround costs for 1998, 1997 and 1996 was approximately $12 million, $10 million and $5 million, respectively. Other turnaround costs and ordinary repair and maintenance costs are expensed as incurred.

  Environmental Remediation Costs--Expenditures related to investigation and remediation of contaminated sites, which include operating facilities and waste disposal sites, are accrued when it is probable a liability has been incurred and the amount of the liability can reasonably be estimated. Estimates have not been discounted to present value. Environmental remediation costs are expensed or capitalized in accordance with generally accepted accounting principles.

  Exchanges--Crude oil and finished product exchange transactions, which are of a homogeneous nature of commodities in the same line of business and do not involve the payment or receipt of cash, are not accounted for as purchases and sales. Any resulting volumetric exchange balances are accounted for as inventory in accordance with the normal LIFO valuation policy. Exchanges settled through payment and receipt of cash are accounted for as purchases and sales.

  Income Taxes--Deferred taxes result from temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes and are calculated based upon cumulative book and tax differences in the balance sheet in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes.

  Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Reclassifications--Certain prior period amounts have been reclassified to conform to the current year presentation.

                          LYONDELL-CITGO REFINING LP

  Long-Lived Assets Impairment--In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, LCR periodically evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of long-lived assets is considered impaired when the separately identifiable anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows, discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for disposal costs.

  Comprehensive Income--Effective January 1, 1998, LCR adopted SFAS No. 130, Reporting Comprehensive Income. LCR had no items of other comprehensive income during the three years ended December 31, 1998.

  Pensions and Other Postretirement Benefits--During 1998, LCR adopted SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. The provisions of SFAS No. 132 revise employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of these plans. SFAS No. 132 standardizes the disclosure requirements for these plans, to the extent practicable (see Note
9).

  Derivatives--In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives, at fair value, as either assets or liabilities in the statement of financial position with an offset either to partners' capital and comprehensive income or income, depending upon the classification of the derivative. LCR has not determined the impact on its financial statements that may result from adoption of SFAS No. 133, which is required no later than January 1, 2000.

3. Related Party Transactions

  On July 1, 1993, LCR entered into a long-term crude oil supply agreement ("Crude Supply Agreement") with Lagoven, S.A., now known as PDVSA Petroleo y Gas, S.A. ("PDVSA Oil"), an affiliate of CITGO. Pursuant to this agreement, the Partnership will purchase a substantial majority of its crude oil supply at market-based prices, adjusted for certain indexed items (see Note 11). In addition, under the terms of a long-term product sales agreement, CITGO purchases all of the gasoline, low sulfur diesel and jet fuel produced at the Refinery at market-based prices. Both PDVSA Oil and CITGO are subsidiaries of Petroleos de Venezuela, S.A. ("PDVSA"), the national oil company of the Republic of Venezuela.

  Also effective July 1, 1993, LCR and Lyondell entered into a number of feedstock and product sales agreements; a tolling agreement, pursuant to which alkylate and methyl tertiary butyl ether will be produced at Lyondell's Channelview, Texas petrochemical complex for the Partnership; and various administrative services agreements.

  On December 1, 1997, Lyondell contributed its Channelview, Texas petrochemical complex, including its rights and obligations under the related party agreements with LCR, to a joint venture named Equistar Chemicals, LP ("Equistar"). At December 31, 1998, Lyondell had a 41 percent interest in Equistar.

                          LYONDELL-CITGO REFINING LP

  Related party transactions are summarized as follows:

                                                             For the year ended
                                                                December 31
                                                            --------------------
   Millions of dollars                                       1998   1997   1996
   -------------------                                      ------ ------ ------
   Costs:
     Crude oil purchases................................... $  555 $  977 $1,046
     Product purchases.....................................    262    435    246
     Transportation fees...................................     10     13     27
                                                            ------ ------ ------
                                                            $  827 $1,425 $1,319
                                                            ====== ====== ======
   Sales of products....................................... $1,555 $1,987 $1,835
                                                            ====== ====== ======

  LCR billed Lyondell and Equistar approximately $4 million, $5 million and $3 million and Lyondell and Equistar billed LCR approximately $4 million, $7 million and $11 million pursuant to various service and cost sharing arrangements during the years ended December 31, 1998, 1997 and 1996, respectively. In addition, LCR paid Lyondell and Equistar approximately $34 million, $40 million and $6 million during 1998, 1997 and 1996, respectively, pursuant to hydrogen supply agreements.

  In September 1997, Atlantic Richfield Company ("ARCO") eliminated its ownership interest in Lyondell by delivering its shares of Lyondell common stock to the holders of certain ARCO notes and by Lyondell repurchasing the remaining shares owned by ARCO. For the nine months ended September 30, 1997, the Partnership paid ARCO PipeLine Company, an affiliate of ARCO, approximately $4 million pursuant to throughput agreements. During 1996, LCR paid ARCO PipeLine Company approximately $5 million pursuant to throughput agreements.

  LCR recognized revenue from Lyondell of approximately $11 million in 1996 for a pricing adjustment retroactive to 1993.

  During 1998, 1997 and 1996, LCR paid Lyondell GP approximately $9 million, $13 million and $4 million, respectively, for interest on loans related to funding a portion of the upgrade project at the Refinery and other capital expenditures.

  During 1998 and 1997, LCR paid CITGO LP approximately $2 million and $1 million, respectively, for interest on loans related to funding a portion of the upgrade project at the Refinery and other capital expenditures. During 1997 and 1996, LCR billed CITGO LP approximately $7 million and $22 million, respectively, and CITGO LP paid LCR approximately $8 million and $21 million, respectively, for financing costs incurred in connection with the bank loan being used to partially fund the upgrade project at the Refinery.

4. Supplemental Cash Flow Information

  At December 31, 1998, 1997 and 1996, property, plant and equipment included approximately $9 million, $13 million and $9 million, respectively, of non-cash additions which related to accounts payable accruals.

  During 1998, 1997 and 1996, LCR paid approximately $43 million, $42 million and $27 million, respectively, for interest and approximately $1 million, $1 million and $4 million, respectively, for state income and franchise taxes. Of the interest paid during 1997 and 1996, approximately $9 million and $25 million, respectively, was capitalized. No interest costs were capitalized during 1998.

                          LYONDELL-CITGO REFINING LP

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

  At December 31, 1998, LCR had issued letters of credit totaling approximately $9 million.

  The Partnership is party to take-or-pay contracts for hydrogen and electricity. At December 31, 1998, future minimum payments under these contracts with noncancelable contract terms in excess of one year were as follows:

      Millions of dollars
      -------------------
      1999................................................................ $ 39
      2000................................................................   39
      2001................................................................   39
      2002................................................................   29
      2003................................................................   29
      Thereafter..........................................................  379
                                                                           ----
        Total minimum payments............................................ $554
                                                                           ====

  Total LCR purchases under these agreements were approximately $81 million, $90 million and $35 million during 1998, 1997 and 1996, respectively.

6. Inventories

  Inventories were as follows at December 31:

      Millions of dollars                                              1998 1997
      -------------------                                              ---- ----
      Crude oil....................................................... $ 47 $ 47
      Refined products................................................   45   35
      Materials and supplies..........................................   14   16
                                                                       ---- ----
        Total inventories............................................. $106 $ 98
                                                                       ==== ====

  The excess of the current cost of inventories over book value was approximately $40 million and $73 million at December 31, 1998 and 1997, respectively.

7. Financing Arrangements

  In May 1995, LCR entered into two credit facilities totaling $520 million with a group of banks. The first facility, a $70 million, 364-day revolving working capital facility, was most recently renewed in May 1998, and is being utilized for general business purposes and for letters of credit. At December 31, 1998, $20 million was outstanding under this credit facility with a weighted average interest rate of 5.3 percent. At December 31, 1997, no amounts were outstanding under this credit facility. Interest for this credit facility is based on either prime, eurodollar rates or based on a competitive auction feature wherein the interest rate can be established by competitive bids submitted by the participating banks, all at LCR's option. The second facility is a $450 million, five-year term credit facility that was used to partially fund an upgrade project at the Refinery which was completed in February 1997. At both December 31, 1998 and 1997, $450 million was outstanding under this

                          LYONDELL-CITGO REFINING LP
credit facility with a weighted average interest rate of 6.2 percent and 6.5 percent, respectively. Interest for this facility is based on prime or eurodollar rates at the Partnership's option. This second facility is due in May, 2000. Both facilities contain covenants that required LCR to maintain a minimum net worth which increased each year until 1998 and maintenance of certain financial ratios defined in the agreements. The facilities also contain other customary covenants which limit the Partnership's ability to modify certain significant contracts, incur additional debt or liens, dispose of assets, make restricted payments as defined in the agreements or merge or consolidate with other entities.

  In October 1995, LCR began borrowing funds from Lyondell GP in connection with the upgrade project at the Refinery and other capital expenditures. These loans are due on July 1, 2003 and are subordinate to the two bank credit facilities. At December 31, 1998 and 1997, these subordinated loans totaled approximately $231 million and $196 million, respectively, and had a weighted average interest rate of 5.8 percent and 6.2 percent, respectively. Interest on these loans is based on eurodollar rates and is payable at the end of each calendar quarter.

  In January 1997, LCR began borrowing funds from CITGO LP in connection with the upgrade project at the Refinery and other capital expenditures. These loans are due on July 1, 2003 and are subordinate to the two bank facilities. At December 31, 1998 and 1997, these subordinated loans totaled approximately $36 million and $17 million, respectively, and had a weighted average interest rate of 5.8 percent and 6.2 percent, respectively. Interest on these loans is based on eurodollar rates and is payable at the end of each calendar quarter.

  During 1998, 1997 and 1996, LCR incurred approximately $44 million, $45 million and $30 million of interest cost, respectively. Of the interest cost incurred in 1997 and 1996, the Partnership capitalized approximately $9 million and $27 million, respectively. No interest costs were capitalized in 1998.

8. Leases

  LCR leases crude oil storage facilities, a fleet of railroad tank cars, computers, office equipment and other items. At December 31, 1998, future minimum rental payments for operating leases with noncancelable lease terms in excess of one year were as follows:

      Millions of dollars
      -------------------
      1999................................................................. $22
      2000.................................................................  22
      2001.................................................................   6
      2002.................................................................   9
      2003.................................................................   1
      Thereafter...........................................................   7
                                                                            ---
        Total minimum lease payments....................................... $67
                                                                            ===

  Operating lease net rental expenses for the years ended December 31, 1998, 1997 and 1996 were approximately $26 million, $22 million and $22 million, respectively.

9. Employee Benefit Plans

  Employee Savings--LCR sponsors qualified defined contribution retirement and savings plans covering substantially all eligible salaried and hourly employees. Participants make voluntary contributions to the plans and the Partnership makes contributions, including matching employee contributions, based on plan provisions. LCR expensed $5 million, $5 million and $4 million related to its contributions to this plan for the years 1998, 1997 and 1996, respectively.

                          LYONDELL-CITGO REFINING LP

  Pension Benefits--LCR sponsors one qualified noncontributory defined benefit pension plan covering eligible hourly employees and one covering eligible salaried employees. The Partnership also sponsors one nonqualified defined benefit plan for certain eligible employees. The qualified plans' assets include primarily stocks and bonds. The nonqualified plan is not funded.

  LCR's policy is to fund the qualified pension plans in accordance with applicable laws and regulations and not to exceed the tax deductible limits. The nonqualified plans are funded as necessary to pay retiree benefits. The plan benefits for each of the qualified pension plans are primarily based on an employee's years of plan service and compensation as defined by each plan.

  Postretirement Benefits Other Than Pensions--In addition to pension benefits, the Partnership also provides certain health care and life insurance benefits for eligible salaried and hourly employees at retirement. These benefits are subject to deductibles, copayment provisions and other limitations and are primarily funded on a pay as you go basis. The Partnership reserves the right to change or to terminate the benefits at any time.

  The following table sets forth the changes in benefit obligations and plan assets for the pension and postretirement plans for the years ended December 31, 1998 and 1997 and the funded status of such plans reconciled with amounts reported in the Partnership's Balance Sheets.

                                                                   Other
                                                   Pension    Postretirement
                                                  Benefits       Benefits
                                                  ----------  -----------------
Millions of dollars                               1998  1997   1998      1997
-------------------                               ----  ----  -------   -------
Change in benefit obligation:
  Benefit obligation, January 1.................. $64   $48   $    42   $    31
  Service cost...................................   5     4         2         2
  Interest cost..................................   5     4         2         3
  Actuarial loss (gain)..........................   9     8        (2)        6
  Liability transfer.............................  --     1         2        --
  Special termination benefits...................   7    --        --        --
  Benefits paid..................................  (2)   (1)       --        --
                                                  ---   ---   -------   -------
  Benefit obligation, December 31................  88    64        46        42
                                                  ---   ---   -------   -------
Change in plan assets:
  Fair value of plan assets, January 1...........  37    30        --        --
  Actual return on plan assets...................   3     5        --        --
  Partnership contributions......................   5     3        --        --
  Benefits paid..................................  (2)   (1)       --        --
                                                  ---   ---   -------   -------
  Fair value of plan assets, December 31.........  43    37        --        --
                                                  ---   ---   -------   -------

  Funded status........................................  (45)  (27)  (46)  (42)
  Unrecognized actuarial loss..........................   18     9     6     9
  Unrecognized prior service cost......................    2     2    (2)   (3)
  Unrecognized transition asset........................   (1)   (1)   --    --
                                                        ----  ----  ====  ----
  Accrued benefit cost................................. $(26) $(17) $(42) $(36)
                                                        ====  ====  ====  ====
  Accumulated benefit obligation....................... $ 53  $ 31    --    --
                                                        ====  ====

                          LYONDELL-CITGO REFINING LP

                                                                   Other
                                                Pension        Postretirement
                                                Benefits          Benefits
                                             ----------------  ----------------
Millions of dollars                          1998  1997  1996  1998  1997  1996
-------------------                          ----  ----  ----  ----  ----  ----
Components of net periodic benefit cost:
  Service cost.............................  $  5  $  4  $  4  $  2  $  2  $  2
  Interest cost............................     5     5     3     2     3     2
  Expected return on plan assets...........    (3)   (3)   (2)   --    --    --
                                             ----  ----  ----  ----  ----  ----
  Net periodic benefit cost before FAS 88
   cost....................................     7     6     5     4     5     4
  Effect of curtailment....................    --    --    --     2    --    --
                                             ----  ----  ----  ----  ----  ----
  Net periodic benefit cost................  $  7  $  6  $  5  $  6  $  5  $  4
                                             ====  ====  ====  ====  ====  ====
  Special termination benefit charge.......  $  7  $ --  $ --  $ --  $ --  $ --
                                             ====  ====  ====  ====  ====  ====
Weighted-average assumptions as of December
 31:
  Discount rate............................  6.75% 7.25% 7.50% 6.75% 7.25% 7.50%
  Expected return on plan assets...........  9.50% 9.50% 9.50%   --    --    --
  Rate of compensation increase............  4.75% 4.75% 5.00% 4.75% 4.75% 5.00%

  For measurement purposes, the assumed annual rate of increase in the per capita cost of covered health care benefits as of December 31, 1998 was 7.0 percent for 1999-2001 and 5.0 percent thereafter.

  The benefit obligation, accumulated benefit obligation and the fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $73 million, $53 million and $33 million, respectively, as of December 31, 1998 and $53 million, $31 million and $29 million, respectively, as of December 31, 1997.

  Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                 1-Percentage-  1-Percentage-
      Millions of dollars                        Point Increase Point Decrease
      -------------------                        -------------- --------------
      Effect on total of service and interest
       cost components..........................      $ 1            $(1)
      Effect on postretirement benefit
       obligation...............................        8             (6)

  During 1998, the management of LCR implemented a Reduction In Force ("RIF") program, which will result in certain personnel reductions. LCR expensed approximately $10 million in 1998 relating to the first phase of the RIF, which is reflected as "Unusual charges" on the Statement of Income. In this phase, approximately 80 employees in 1998 made an irrevocable voluntary election to terminate employment and retire. As a result, they will receive certain special termination benefits in the form of enhanced retirement benefits. LCR expects additional amounts for phase two of the RIF to be expensed in 1999.

10. Income Taxes

  LCR is treated as a partnership for federal income tax purposes; consequently, no provision for federal income taxes is required. LCR was however, subject to state income taxes, and therefore a provision for state income taxes has been recorded.

  Pretax income was taxed by domestic jurisdictions only. The current provision for state income tax was $1 million in both 1998 and 1997. There was no current provision for state income tax in 1996. In addition, there was no deferred provision for state income tax in 1998, 1997 and 1996.

                          LYONDELL-CITGO REFINING LP

11. Commitments and Contingencies

  LCR is subject to various lawsuits and proceedings.

  With respect to liabilities associated with LCR, Lyondell generally has retained liability for events that occurred prior to July 1, 1993 and certain on-going environmental projects at the Refinery. LCR generally is responsible for liabilities associated with events occurring after June 30, 1993 and on-going environmental compliance inherent to the operation of the Refinery.

  LCR's policy is to be in compliance with all applicable environmental laws. LCR is subject to extensive environmental laws and regulations concerning emissions to the air, discharges to surface and subsurface waters and the generation, handling, storage, transportation, treatment and disposal of waste materials. Some of these laws and regulations are subject to varying and conflicting interpretations. In addition, the Partnership cannot accurately predict future developments, such as increasingly strict requirements of environmental laws, inspection and enforcement policies and compliance costs therefrom, which might affect the handling, manufacture, use, emission or disposal of products, other materials or hazardous and non-hazardous waste.

  LCR estimates that it has a liability of approximately $8 million at December 31, 1998 related to future Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), Resource Conservation and Recovery Act ("RCRA"), and the Texas Natural Resource Conservation Commission ("TNRCC") assessment and remediation costs. Lyondell has a contractual obligation to reimburse LCR for a portion of this liability which is currently estimated to be approximately $7 million. LCR has accrued a current liability of approximately $1 million related to this liability for which Lyondell does not have any obligation to reimburse LCR. In the opinion of management, there is currently no material range of loss in excess of the amount recorded. However, it is possible that new information about the sites associated with this liability, new technology or future developments such as involvement in other CERCLA, RCRA, TNRCC or other comparable state law investigations, could require LCR to reassess its potential exposure related to environmental matters.

  Depending on then current market conditions, reduced deliveries under the Crude Supply Agreement could adversely affect LCR. In the event of certain force majeure conditions, including governmental or other actions restricting or otherwise limiting PDVSA Oil's ability to perform its obligations, LCR would seek alternative crude supply arrangements. Any such alternative arrangements may not be as beneficial as the Crude Supply Agreement. There can be no assurance that alternative crude oils with similar margins would be available for purchase by LCR.

  In April 1998, LCR received notification from PDVSA Oil of intentions to exercise a force majeure clause related to the announced OPEC production cuts. As a result of this force majeure clause being exercised, LCR began receiving reduced allocations of crude oil in August 1998. This condition required LCR to make alternative arrangements for its additional crude oil requirements and such action resulted in lower operating margins.

  LCR has various purchase commitments for materials, supplies and services incident to the ordinary conduct of business. In the aggregate, such commitments are not at prices in excess of current market.

  In the opinion of management, any liability arising from the matters discussed in this Note will not have a material adverse effect on the financial position of LCR. However, the adverse resolution in any reporting period of one or more of the matters discussed in this Note could have a material impact on LCR's results of operations for that period.

                           LYONDELL-CITGO REFINING LP

12. Subsequent Event

  Effective January 1, 1999, the Partnership entered into a lubricant facility operating agreement and lubricant sales agreements with CITGO. The lubricant facility operating agreement is for the lubricant facility in Birmingport, Alabama that will allow CITGO to operate the facility while the Partnership retains ownership. The lubricant sales agreements state the provisions for the Partnership to sell and CITGO to buy paraffinic lubricants base oil, naphthenic lubricants, white mineral oils and specialty oils.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None except as set forth in the Company's Current Report on Form 8-K filed pursuant to the Securities Exchange Act of 1934, as amended, on March 12, 1998.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

  Information regarding executive officers of the Company is included in Part
I. For the other information called for by Items 10, 11, 12 and 13, reference is made to the Registrant's definitive proxy statement for its Annual Meeting of Stockholders, to be held on May 6, 1999, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1998, and which is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a) The following documents are filed as a part of this report:

    1 and 2--Consolidated Financial Statements: these documents are listed in the Index to Financial Statements.

 Exhibits
 --------
  3.1     --Amended and Restated Certificate of Incorporation of the
           Registrant(15)
  3.2     --Amended and Restated By-Laws of the Registrant(16)
  4.1     --Indenture, as supplemented by a First Supplemental Indenture, between the Registrant and Texas Commerce Bank National Association,
           as Trustee(2)
  4.1(a)  --Second Supplemental Indenture between the Registrant, Equistar and
           Texas Commerce Bank National Association(19)
  4.2     --Indenture, as supplemented by a First Supplemental Indenture, between the Registrant and Continental Bank, National Association,
           as Trustee(4)
  4.2(a)  --Second Supplemental Indenture between the Registrant, Equistar and
           First Trust National Association(19)
  4.3     --Indenture, as supplemented by a First Supplemental Indenture, between the Registrant and Texas Commerce Bank, as Trustee(12)
  4.3(a)  --Second Supplemental Indenture between the Registrant, Equistar and
           Texas Commerce Bank National Association(19)
  4.4     --Specimen certificate(1)
  4.5     --LCR $70,000,000 Credit Agreement(8)
  4.5(a)  --Amendment No. 1 to the LCR $70,000,000 Credit Agreement(13)
  4.5(b)  --Amendment No. 2 to the LCR $70,000,000 Credit Agreement(14)
  4.5(c)  --Amendment No. 3 to the LCR $70,000,000 Credit Agreement
  4.5(d)  --Amendment No. 4 to the LCR $70,000,000 Credit Agreement
  4.6     --LCR $450,000,000 Credit Agreement(8)
  4.6(a)  --Amendment No. 1 to the LCR $450,000,000 Credit Agreement(13)
  4.6(b)  --Amendment No. 2 to the LCR $450,000,000 Credit Agreement(14)
  4.6(c)  --Amendment No. 3 to the LCR $450,000,000 Credit Agreement
  4.6(d)  --Amendment No. 4 to the LCR $450,000,000 Credit Agreement
  4.7     --Registrant's $225,000,000 Amended and Restated Credit Agreement(19)
  4.8     --Rights Agreement between the Registrant and the Bank of New York, as Rights Agent(11)
  4.9     --Credit Agreement dated as of November 25, 1997 among Equistar as
           Borrower, Millennium America Inc., as Guarantor, and the lenders party thereto
  4.9(a)  --Amendment to the Credit Agreement dated as of November 25, 1997 among Equistar as Borrower, Millennium America Inc., as Guarantor,
           and the lenders party thereto
  4.10    --Lyondell Petrochemical Company $7,000,000,000 Credit Agreement
           dated as of July 23, 1998(22)
  4.11    --Indenture dated as of January 15, 1999, as supplemented by a First
           Supplemental Indenture between Equistar and The Bank of New York
  4.12    --Indenture, dated as of June 15, 1998, between ARCO Chemical Company a Bank of New York as Trustee
  4.13    --Form of 9 3/8% Debenture Due 2005 issuable under the Indenture referred to in Exhibit 4.12
  4.14    --Form of 9.80% Debenture Due 2020 issuable under the Indenture referred to in Exhibit 4.12
  4.15    --Form of 9.90% Debenture Due 2000 issuable under the Indenture referred to in Exhibit 4.12
  4.16    --Form of 10.25% Debenture Due 2010 issuable under the Indenture referred to in Exhibit 4.12

  The Company is a party to several debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Registration S-K, the Company agrees to furnish a copy of such instruments to the Commission upon request.

EXECUTIVE COMPENSATION:

 10.1     --Amended and Restated Executive Supplementary Savings Plan(15)
 10.2     --Amended and Restated Executive Long-Term Incentive Plan(3)
 10.3     --Amended and Restated Supplementary Executive Retirement Plan(19)
 10.3(a)  --Amendment to the Amended and Restated Supplementary Executive
           Retirement Plan(19)
 10.4     --Executive Medical Plan(15)
 10.4(a)  --Amendment No. 1 to the Executive Medical Plan(15)
 10.4(b)  --Amendment No. 2 to the Executive Medical Plan(15)
 10.5     --Amended and Restated Executive Deferral Plan(19)
 10.6     --Executive Long-Term Disability Plan(4)
 10.6(a)  --Amendment No. 1 to the Executive Long-Term Disability Plan(15)
 10.7     --Executive Life Insurance Plan(4)
 10.8     --Amended and Restated Supplemental Executive Benefit Plans Trust
           Agreement(19)
 10.8(a)  --Amendment to the Amended and Restated Supplemental Executive
           Benefit Plans Trust Agreement(19)
 10.9     --Restricted Stock Plan(7)
 10.9(a)  --Amendment No. 1 to the Restricted Stock Plan(10)
 10.9(b)  --Amendment No. 2 to the Restricted Stock Plan(19)
 10.10    --Form of Registrant's Indemnity Agreement with Officers and
           Directors(1)
 10.11    --Amended and Restated Elective Deferral Plan for Non-Employee
           Directors(15)
 10.11(a) --Amendment No. 1 to the Amended and Restated Elective Deferral Plan
           for Non-Employee Directors(15)
 10.11(b) --Amendment No. 2 to the Amended and Restated Elective Deferral Plan
           for Non-Employee Directors(19)
 10.12    --Amended and Restated Retirement Plan for Non-Employee Directors(19)
 10.12(a) --Amendment to the Amended and Restated Retirement Plan for Non-
           Employee Directors(19)
 10.13    --Restricted Stock Plan for Non-Employee Directors(13)
 10.13(a) --Amendment to the Restricted Stock Plan for Non-Employee
           Directors(19)
 10.14    --Non-Employee Directors Benefit Plans Trust Agreement(19)
 10.14(a) --Amendment to the Non-Employee Directors Benefit Plans Trust
           Agreement(19)
 10.15    --1999 Long-Term Incentive Plan
 10.16    --Lyondell Chemical Company Executive Severance Pay Plan
 10.17    --ARCO Chemical Company Change of Control Plan
 10.18    --Executive Severance Agreement between the Registrant and Joseph M.
           Putz
 10.19    --Description of 1998 Executive Incentive Plan

OTHER MATERIAL CONTRACTS:

 10.20 --Conveyance (conformed without exhibits) between the Registrant and ARCO(1)
 10.21    --Asset Purchase Agreement (conformed without exhibits) between the
           Registrant and Rexene Products Company(2)
 10.22    --Limited Partnership Agreement of LCR
 10.23    --Contribution Agreement between the Registrant and LYONDELL-CITGO
           Refining Company Ltd.(5)
 10.24    --Crude Oil Supply Agreement between LYONDELL-CITGO Refining Company
           Ltd. and Lagoven, S.A.(5)
 10.25    --Asset Purchase Agreement between the Registrant and Occidental
           Chemical Company(9)
 10.26    --Amended and Restated Limited Partnership Agreement of Equistar
           Chemicals, LP(20)
 10.26(a) --First Amendment to Amended and Restated Limited Partnership
           Agreement of Equistar
 10.27    --Asset Contribution Agreement among the Registrant, Lyondell
           Petrochemical LP and Equistar Chemicals, LP(18)

 10.27(a) --First Amendment to Asset Contribution Agreement among the
           Registrant, Lyondell Petrochemical LP and Equistar Chemicals, LP
 10.28    --Asset Contribution Agreement among Millennium Petrochemicals Inc.,
           Millennium LP and Equistar Chemicals, LP(18)
 10.28(a) --First Amendment to Asset Contribution Agreement among Millennium
           Petrochemicals Inc., Millennium LP and Equistar Chemicals, LP
 10.29    --Amended and Restated Parent Agreement dated May 15, 1998 among
           Occidental Chemical, Oxy CH Corporation, Occidental, the Registrant,
           Millennium and the Partnership(20)
 10.29(a) --First Amendment to the Amended and Restated Parent Agreement
 10.29(b) --Assignment and Assumption Agreement with Respect to the Amended and
           Restated Parent Agreement
 10.30    --Agreement and Plan of Merger and Asset Contribution dated May 15,
           1998 among Occidental Petrochem Partner 1, Inc., Occidental
           Petrochem Partner 2, Inc., Oxy Petrochemicals, PDG Chemical and the
           Partnership(20)
 10.31    --Agreement and Plan of Merger, dated June 18, 1998 among the
           Registrant, Lyondell Acquisition Corporation and ARCO Chemical
           Company(21)
 10.32    --Tax Agreement, dated June 18, 1998 among the Atlantic Richfield
           Company, ARCO Chemical Company and the Registrant(21)
 10.33    --Tender and Voting Agreement dated June 18, 1998 among the
           Registrant, Lyondell Acquisition Corporation and Atlantic Richfield
           Company(21)
 12       --Statement Setting Forth Detail for Computation of Ratio of Earnings
           to Fixed Charges
 21       --Subsidiaries of the Registrant
 23.1     --Consent of PricewaterhouseCoopers LLP
 23.2     --Consent of Deloitte & Touche LLP
 24       --Powers of Attorney
 27       --Financial Data Schedule

--------
 (1) Filed as an exhibit to Registrant's Registration Statement on Form S-1 (No. 33-25407) and incorporated herein by reference.
 (2) Filed as an exhibit to Registrant's Annual Report on Form 10-K Report for the year ended December 31, 1989 and incorporated herein by reference.
 (3) Filed as an exhibit to Registrant's Annual Report on Form 10-K Report for the year ended December 31, 1990 and incorporated herein by reference.
 (4) Filed as an exhibit to Registrant's Annual Report on Form 10-K Report for the year ended December 31, 1992 and incorporated herein by reference.
 (5) Filed as an exhibit to Registrant's Interim Report on Form 8-K dated as of July 1, 1993 and incorporated herein by reference.
 (6) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.
 (7) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.
 (8) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference.
 (9) Filed as an exhibit to Registrant's Interim Report on Form 8-K dated as of May 1, 1995 and incorporated herein by reference.
(10) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference.
(11) Filed as an exhibit to Registrant's Interim Report on Form 8-K dated December 8, 1995 and incorporated herein by reference.
(12) Filed as an exhibit to Registrant's Registration Statement on Form S-3 dated as of January 31, 1996 and incorporated herein by reference.

(13) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1996 and incorporated herein by reference.
(14) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1996 and incorporated herein by reference.
(15) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.
(16) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1997 and incorporated herein by reference.
(17) Filed as an exhibit to Registrant's Interim Report on From 8-K dated as of July 25, 1997 and incorporated herein by reference.
(18) Filed as an exhibit to Registrant's Interim Report on Form 8-K dated as of October 17, 1997 and incorporated herein by reference.
(19) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.
(20) Filed as an exhibit to the Registrant's Interim Report on Form 8-K dated as of May 15, 1998 and incorporated herein by reference.
(21) Filed as an exhibit to the Registrant's Interim Report on Form 8-K dated as of June 18, 1998 and incorporated herein by reference.
(22) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.

  (b) Consolidated Financial Statements and Financial Statement Schedules

    (1) Consolidated Financial Statements

      Consolidated Financial Statements filed as part of this Annual Report on Form 10-K are listed in the Index to Financial Statements on page 52.

    (2) Financial Statement Schedules

      Financial statement schedules are omitted because they are not applicable or the required information is contained in the Financial Statements or notes thereto.

Copies of exhibits will be furnished upon prepayment of 25 cents per page. Requests should be addressed to the Secretary.

  (c) Reports on Form 8-K:

    The following Current Reports on Form 8-K or amendments thereto were filed during the quarter ended December 31, 1998.

                         Item
      Date of Report     No.                  Financial Statements
      --------------     ----                 --------------------
         10/2/98          7       Financial Statements of ARCO Chemical Company

                                  SIGNATURES

  Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LYONDELL CHEMICAL COMPANY

                                                  /s/ Dan F. Smith*
                                          By:__________________________________
                                                      Dan F. Smith
                                              President and Chief Executive
                                                         Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signature                      Title                   Date

   /s/  William T. Butler*           Chairman of the           March 25, 1999
-----------------------------------   Board
        (William T. Butler)

   /s/     Dan F. Smith*             President, Chief          March 25, 1999
-----------------------------------   Executive Officer
(Dan F. Smith, Principal Executive    and Director
             Officer)

   /s/  Carol A. Anderson*           Director                  March 25, 1999
-----------------------------------
        (Carol A. Anderson)

   /s/     Travis Engen*             Director                  March 25, 1999
-----------------------------------
          (Travis Engen)

/s/ Stephen F. Hinchliffe, Jr.*      Director                  March 25, 1999
-----------------------------------
   (Stephen F. Hinchliffe, Jr.)

   /s/  Dudley C. Mecum II*          Director                  March 25, 1999
-----------------------------------
       (Dudley C. Mecum II)

   /s/     Frank Savage*             Director                  March 25, 1999
-----------------------------------
          (Frank Savage)

   /s/    Paul R. Staley*            Director                  March 25, 1999
-----------------------------------
         (Paul R. Staley)

   /s/      Van Billet               Vice President and        March 25, 1999
-----------------------------------   Controller
 (Van Billet, Principal Accounting
             Officer)

/s/       Edward W. Rich             Vice President and        March 25, 1999
-----------------------------------   Treasurer
    (Edward W. Rich, Principal
        Financial Officer)


*By:/s/ Jeffrey R. Pendergraft                                 March 25, 1999
-----------------------------------
    (Jeffrey R. Pendergraft, as
         Attorney-in-fact)