Form 10-Q
period 1999-03-31
LYONDELL CHEMICAL CO
filed 1999-05-12
CIK 842635

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                For the quarterly period ended March 31, 1999.

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

               For the transition period from         to

                        Commission file number 1-10145

                               ----------------

                           LYONDELL CHEMICAL COMPANY
            (Exact name of registrant as specified in its charter)

                               ----------------

              Delaware                                95-4160558
    (State or other jurisdiction                   (I.R.S. Employer
 of incorporation or organization)                Identification No.)


       1221 McKinney Street,                             77010
     Suite 700, Houston, Texas                        (Zip Code)
  (Address of principal executive
              offices)

      Registrant's telephone number, including area code: (713) 652-7200

                               ----------------

  (Former name, former address and former fiscal year, if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Number of shares of Common Stock, $1.00 par value, outstanding as of March 31, 1999: 77,065,442

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

                           LYONDELL CHEMICAL COMPANY

             ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                     For the
                                                                      three
                                                                      months
                                                                      ended
                                                                     March 31
                                                                    -----------
Millions of dollars, except per share data                          1999   1998
------------------------------------------                          -----  ----
Sales and other operating revenues................................. $ 855  $ --
                                                                    -----  ----
Operating costs and expenses:
  Cost of sales....................................................   630    --
  Selling, general and administrative expenses.....................    57     6
  Research and development expense.................................    15    --
  Amortization of goodwill and other intangible assets.............    24    --
  Unusual charges..................................................    --     4
                                                                    -----  ----
                                                                      726    10
                                                                    -----  ----
  Operating income (loss)..........................................   129   (10)
Interest expense...................................................  (146)   (7)
Interest income....................................................     6     4
Other income (expense), net........................................    (7)   --
Income (loss) from equity investments:
  Equistar Chemicals, LP...........................................    13    76
  LYONDELL-CITGO Refining LP.......................................    11    35
  Lyondell Methanol Company, L.P...................................    (3)    6
                                                                    -----  ----
                                                                       21   117
                                                                    -----  ----
Income before income taxes.........................................     3   104
Provision for income taxes.........................................     1    39
                                                                    -----  ----
Net income......................................................... $   2  $ 65
                                                                    =====  ====
Basic and diluted earnings per share............................... $ .02  $.82
                                                                    =====  ====


                See Notes to Consolidated Financial Statements.

                           LYONDELL CHEMICAL COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                                            March 31, December 31,
Millions of dollars, except par value data                    1999        1998
------------------------------------------                  --------- ------------
ASSETS
Current assets:
  Cash and cash equivalents................................  $  260      $  233
  Accounts receivable, net.................................     434         479
  Inventories..............................................     516         550
  Prepaid expenses and other current assets................      17          64
                                                             ------      ------
    Total current assets...................................   1,227       1,326
                                                             ------      ------
Property, plant and equipment, net.........................   4,430       4,511
Investment in affiliates:
  Equistar Chemicals, LP...................................     653         660
  LYONDELL-CITGO Refining LP...............................      69          84
  Lyondell Methanol Company, L.P...........................      51          50
Receivable from LYONDELL-CITGO Refining LP.................     231         231
Other investments and long-term receivables................      62          53
Goodwill, net..............................................   1,421       1,430
Deferred charges and other assets..........................     874         880
                                                             ------      ------
Total assets...............................................  $9,018      $9,225
                                                             ======      ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.........................................  $  194      $  253
  Current maturities of long-term debt.....................   1,694       1,603
  Other accrued liabilities................................     391         481
                                                             ------      ------
    Total current liabilities..............................   2,279       2,337
                                                             ------      ------
Long-term debt, less current maturities....................   5,223       5,391
Other liabilities and deferred credits.....................     398         294
Deferred income taxes......................................     414         413
Commitments and contingencies
Minority interest..........................................     190         216
Stockholders' equity:
  Preferred stock, $.01 par value, 80,000,000 shares
   authorized, none outstanding............................      --          --
  Common stock, $1.00 par value, 250,000,000 shares
   authorized, 80,000,000 issued...........................      80          80
  Additional paid-in capital...............................     158         158
  Retained earnings........................................     372         387
  Accumulated other comprehensive (loss) income............     (14)         32
  Treasury stock, at cost, 2,934,558 and 2,978,203 shares,
   respectively............................................     (82)        (83)
                                                             ------      ------
    Total stockholders' equity.............................     514         574
                                                             ------      ------
Total liabilities and stockholders' equity.................  $9,018      $9,225
                                                             ======      ======

                See Notes to Consolidated Financial Statements.

                           LYONDELL CHEMICAL COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    For the
                                                                     three
                                                                     months
                                                                     ended
                                                                    March 31
                                                                   -----------
Millions of dollars                                                1999  1998
-------------------                                                ----  -----
Cash flows from operating activities:
 Net income....................................................... $  2  $  65
 Adjustments to reconcile net income to net cash provided by (used
  in) operating activities, net of the effects of deconsolidation of affiliate:
  Depreciation and amortization...................................   85     --
  Deferred income taxes...........................................    9      8
  Decrease in accounts receivable.................................   37      3
  Decrease in inventories.........................................   25     --
  Decrease in accounts payable....................................  (52)  (167)
  Net change in other working capital accounts....................  (31)    10
  Other, net......................................................   59     11
                                                                   ----  -----
    Net cash provided by (used in) operating activities...........  134    (70)
                                                                   ----  -----
Cash flows from investing activities:
  Expenditures for property, plant and equipment..................  (32)    --
  Distributions from affiliates in excess of earnings.............   25    175
  Contributions and advances to affiliate.........................   (4)   (16)
  Deconsolidation of affiliate....................................   --    (11)
  Other...........................................................   (6)    --
                                                                   ----  -----
    Net cash (used in) provided by investing activities...........  (17)   148
                                                                   ----  -----
Cash flows from financing activities:
  Repayments of long-term debt....................................  (76)    --
  Dividends paid..................................................  (17)   (18)
  Net decrease in short-term debt.................................   --    (50)
  Repurchase of common stock......................................   --    (13)
                                                                   ----  -----
    Net cash used in financing activities.........................  (93)   (81)
                                                                   ----  -----
Effect of exchange rate changes on cash...........................    3     --
                                                                   ----  -----
Increase (decrease) in cash and cash equivalents..................   27     (3)
Cash and cash equivalents at beginning of period..................  233     86
                                                                   ----  -----
Cash and cash equivalents at end of period........................ $260  $  83
                                                                   ====  =====

                See Notes to Consolidated Financial Statements.

                           LYONDELL CHEMICAL COMPANY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Preparation

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included. For further information, refer to the Consolidated Financial Statements and notes thereto for the year ended December 31, 1998 included in the Lyondell Chemical Company ("Company" or "Lyondell") 1998 Annual Report on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Certain amounts from prior periods have been reclassified to conform to the current period presentation.

   The accompanying Consolidated Statement of Income for the three months ended March 31, 1999 includes the operating results of Lyondell Chemical Worldwide, Inc., formerly ARCO Chemical Company ("ARCO Chemical" or "Acquired Business"), acquired by the Company as of July 28, 1998 ("Acquisition"), and the Company's income from equity investments in Equistar Chemicals, LP ("Equistar"), LYONDELL-CITGO Refining LP ("LCR") and Lyondell Methanol Company, L.P. ("LMC"). The accompanying Consolidated Statement of Income for the three months ended March 31, 1998 includes the Company's income from equity investments in Equistar, LCR and LMC.

2. Company Operations

   During the third quarter 1998, Lyondell acquired ARCO Chemical, the world's largest producer of propylene oxide ("PO") and a leading worldwide producer and marketer of polyether polyols, propylene glycol ("PG"), propylene glycol ethers ("PGE"), toluene diisocyanate ("TDI"), styrene monomer ("SM") and methyl tertiary butyl ether ("MTBE"). The Acquired Business is reported as the intermediate chemicals and derivatives segment.

   The Company's operations in the petrochemicals and polymers segments are conducted through its joint venture ownership interest in Equistar (see Note
3).

   Equistar's petrochemicals segment consists of: olefins, including ethylene, propylene, butadiene, butylenes and specialty products; aromatics, including benzene and toluene; oxygenated chemicals, including ethylene oxide and derivatives, MTBE, ethyl alcohol and diethyl ether; and specialty chemicals, including refinery blending stocks.

   Equistar's polymers segment consists of: polyolefins, including high density polyethylene ("HDPE"), low density polyethylene ("LDPE"), linear low density polyethylene ("LLDPE") and polypropylene; and performance polymers products, including color concentrates and compounds, wire and cable resins and compounds; adhesive resins; and fine powders. The color concentrates and compounds business was sold on April 30, 1999.

   The Company's operations in the refining segment are conducted through its joint venture ownership interest in LCR (see Note 4). This segment consists of: refined petroleum products, including conventional and reformulated gasoline, low sulfur diesel and jet fuel; aromatics produced at LCR's full-conversion Houston, Texas refinery ("Refinery"), including benzene, toluene, paraxylene and orthoxylene; lubricants, including industrial lubricants, motor oils, white oils, process oils and base oils; carbon black oil; sulfur; residual oil; petroleum coke fuel; olefins feedstocks; and crude oil resales. LCR sells its principal refined products to the Company's joint venture partner in LCR, CITGO Petroleum Corporation ("CITGO").

                           LYONDELL CHEMICAL COMPANY

   The Company has additional operations conducted through its joint venture ownership interest in LMC. These operations consist of methanol and other petrochemical products produced by its methanol facility. Effective January 1, 1998, Lyondell began accounting for its investment in LMC using the equity method of accounting.

3. Equity Interest in Equistar Chemicals, LP

   Equistar was formed on December 1, 1997 as a joint venture between the Company and Millennium Chemicals Inc. ("Millennium"), to own and operate the businesses contributed by the partners. Lyondell contributed substantially all of the assets comprising its petrochemicals and polymers business segments, while Millennium contributed substantially all of the assets comprising its polyethylene and related products, performance polymers and ethyl alcohol businesses, which had been held in Millennium Petrochemicals, Inc., a wholly-owned subsidiary of Millennium. On May 15, 1998, the ethylene, propylene and ethylene oxide and derivatives businesses of Occidental Chemical Corporation ("Occidental Contributed Business"), a subsidiary of Occidental Petroleum Corporation ("Occidental"), were contributed to Equistar. The joint venture is structured as a Delaware limited partnership owned by subsidiaries of the Company, Millennium and Occidental ("Partners").

   Lyondell currently has a 41.0 percent joint venture ownership interest in Equistar, while Millennium and Occidental each have 29.5 percent. Prior to the addition of Occidental as a partner on May 15, 1998, the Company had a 57.0 percent joint venture ownership interest, while Millennium had 43.0 percent. Because the Partners jointly control certain management decisions, Lyondell accounts for its investment in Equistar using the equity method of accounting.

   Summarized financial information for Equistar is as follows:

                                                          March 31, December 31,
      Millions of dollars                                   1999        1998
      -------------------                                 --------- ------------
      BALANCE SHEETS
      Total current assets...............................  $1,161      $1,127
      Property, plant and equipment, net.................   4,066       4,075
      Goodwill, net......................................   1,142       1,151
      Deferred charges and other assets..................     333         312
                                                           ------      ------
      Total assets.......................................  $6,702      $6,665
                                                           ======      ======
      Current maturities of long-term debt...............  $  160      $  150
      Other current liabilities..........................     414         485
      Long-term debt, less current maturities............   2,201       1,865
      Capital lease obligations..........................      --         205
      Other liabilities and deferred credits.............      85          75
      Partners' capital..................................   3,842       3,885
                                                           ------      ------
      Total liabilities and partners' capital............  $6,702      $6,665
                                                           ======      ======

                           LYONDELL CHEMICAL COMPANY

                                                                  For the three
                                                                  months ended
                                                                    March 31
                                                                  -------------
                                                                   1999   1998
                                                                  ------ ------
      STATEMENTS OF INCOME
      Sales and other operating revenues......................... $1,104 $1,021
      Cost of sales..............................................    980    798
      Selling, general and administrative expenses...............     75     70
      Unusual charges............................................      3      6
                                                                  ------ ------
      Operating income...........................................     46    147
      Interest expense, net......................................     39     26
                                                                  ------ ------
      Net income................................................. $    7 $  121
                                                                  ====== ======
                                                                  For the three
                                                                  months ended
                                                                    March 31
                                                                  -------------
                                                                   1999   1998
                                                                  ------ ------
      SELECTED CASH FLOW INFORMATION
      Depreciation and amortization.............................. $   73 $   58
      Expenditures for property, plant and equipment.............     46     21

   Lyondell's $13 million and $76 million of "Income from equity investments" in Equistar as presented in the Consolidated Statements of Income for the three months ended March 31, 1999 and 1998, respectively, consists of the Company's share of Equistar's net income and the accretion of the difference between Lyondell's investment and its underlying 41.0 percent equity in Equistar's net assets. During the first quarter 1999 and 1998, Equistar recognized $3 million and $6 million of unusual charges, respectively, which consisted primarily of costs associated with the consolidation of certain operations. The Company's share of Equistar's unusual charges was approximately $1 million and $3 million for the three months ended March 31, 1999 and 1998, respectively, and is reflected in the Company's share of Equistar's net income.

4. Equity Interest in LYONDELL-CITGO Refining LP

   In July 1993, LCR was formed to own and operate the Company's refining business. LCR is structured as a Delaware limited partnership (formerly a Texas limited liability company) owned by subsidiaries of the Company and CITGO. The participation interests are currently 58.75 percent and 41.25 percent for the Company and CITGO, respectively. Net income before depreciation expense for the period is allocated to LCR's owners based upon participation interests. Depreciation expense is allocated to the owners based upon contributed assets.

                           LYONDELL CHEMICAL COMPANY

   Summarized financial information for LCR is as follows:

                                                         March 31, December 31,
      Millions of dollars                                  1999        1998
      -------------------                                --------- ------------
      BALANCE SHEETS
      Total current assets..............................  $  226      $  197
      Property, plant and equipment, net................   1,362       1,370
      Deferred charges and other assets.................      70          70
                                                          ------      ------
      Total assets......................................  $1,658      $1,637
                                                          ======      ======
      Total current liabilities.........................  $  238      $  203
      Long-term debt....................................     717         717
      Other liabilities and deferred credits............      71          68
      Partners' capital.................................     632         649
                                                          ------      ------
      Total liabilities and partners' capital...........  $1,658      $1,637
                                                          ======      ======
                                                          For the three months
                                                             ended March 31
                                                         ----------------------
                                                           1999        1998
                                                         --------- ------------
      STATEMENTS OF INCOME
      Sales and other operating revenues................  $  432      $  529
      Cost of sales.....................................     389         445
      Selling, general and administrative expenses......      19          19
                                                          ------      ------
      Operating income..................................      24          65
      Interest expense, net.............................     (10)        (11)
      State income taxes................................       1          --
                                                          ------      ------
      Net income........................................  $   15      $   54
                                                          ======      ======
                                                          For the three months
                                                             ended March 31
                                                         ----------------------
                                                           1999        1998
                                                         --------- ------------
      SELECTED CASH FLOW INFORMATION
      Depreciation and amortization.....................  $   25      $   25
      Expenditures for property, plant and equipment....      16          17

5. Inventories

   The components of inventories consisted of the following:

                                                          March 31, December 31,
      Millions of dollars                                   1999        1998
      -------------------                                 --------- ------------
      Finished goods.....................................   $429        $459
      Work-in-process....................................     16          18
      Raw materials......................................     27          34
      Materials and supplies.............................     44          39
                                                            ----        ----
        Total inventories................................   $516        $550
                                                            ====        ====

                           LYONDELL CHEMICAL COMPANY

6. Property, Plant and Equipment, Net

   The components of property, plant and equipment, at cost, and the related accumulated depreciation consisted of the following:

                                                          March 31, December 31,
      Millions of dollars                                   1999        1998
      -------------------                                 --------- ------------
      Land...............................................  $   12      $   12
      Manufacturing facilities and equipment.............   4,422       4,477
      Construction in progress...........................     119          98
                                                           ------      ------
        Total property, plant and equipment..............   4,553       4,587
      Less accumulated depreciation......................     123          76
                                                           ------      ------
        Property, plant and equipment, net...............  $4,430      $4,511
                                                           ======      ======

7. Commitments and Contingencies

   The Company has commitments, including those related to capital expenditures, all made in the normal course of business. During August 1998, as contemplated at the time of the Acquisition, Lyondell announced the delay of construction of a PO plant, known as PO-11, that ARCO Chemical had previously scheduled for startup in late 2001. As part of the delay, the Company is negotiating the cancellation of the related lump-sum contract for the engineering, procurement and construction of the PO-11 plant. The Company recorded estimated liabilities for penalties and cancellation charges related to the cancellation of the lump-sum contract and related commitments at the time of the Acquisition.

   The Acquired Business is party to a long-term supply arrangement for TDI. Under the arrangement, the Company is entitled to all of the TDI output of the supplier's two plants in France, which have a combined rated capacity of approximately 264 million pounds per year. The Company is required to purchase a minimum of 216 million pounds of TDI per year for up to 15 years, beginning January 1, 1995. The aggregate purchase price is a combination of plant cost and market price. The Company is further obligated to pay additional capacity reservation fees based upon plant output factors.

   Crude Supply Agreement--LCR has a long-term crude supply agreement ("Crude Supply Agreement") with Lagoven, S.A., now known as PDVSA Petroleo y Gas, S.A. ("PDVSA Oil"), an affiliate of CITGO. Under the Crude Supply Agreement, LCR is required to purchase, and PDVSA Oil is required to sell, up to 230,000 barrels per day of extra heavy Venezuelan crude oil. PDVSA Oil has the right, but not the obligation, to supply incremental amounts above 230,000 barrels per day. Depending upon market conditions, breach or termination of LCR's Crude Supply Agreement could adversely affect LCR, and therefore, the Company. In the event of certain force majeure conditions, including governmental or other actions restricting or otherwise limiting PDVSA Oil's ability to perform its obligations, LCR would seek alternative crude supply arrangements. Any such alternative arrangements may not be as beneficial as the Crude Supply Agreement. There can be no assurance that alternative crude oils with similar margins would be available for purchase by LCR. Furthermore, the breach or termination of the Crude Supply Agreement would require LCR to return to the practice of purchasing all or a portion of its crude oil feedstocks in the merchant market and would again subject LCR to significant volatility and price fluctuations. In late April 1998, LCR received notification from PDVSA Oil of reduced delivery of crude oil related to announced OPEC production cuts. LCR began receiving the reduced allocation of crude oil from PDVSA Oil in August 1998. In March 1999 OPEC announced an agreement to further limit OPEC oil production, which could result in some additional decreases in the allocation of crude oil supplied to LCR by PDVSA Oil.

                           LYONDELL CHEMICAL COMPANY

   Cross Indemnity Agreement--In connection with the transfer of assets and liabilities from Atlantic Richfield Company ("ARCO") to the Company in 1988, the Company agreed to assume certain liabilities arising out of the operation of the Company's integrated petrochemicals and refining business prior to July 1, 1988. In connection with the transfer of such liabilities, the Company and ARCO entered into an agreement, updated in 1997 ("Revised Cross-Indemnity Agreement"), whereby the Company agreed to defend and indemnify ARCO against certain uninsured claims and liabilities which ARCO may incur relating to the operation of the business of the Company prior to July 1, 1988, including certain liabilities which may arise out of pending and future lawsuits. For current and future cases related to Company products and Company operations, ARCO and the Company bear a proportionate share of judgment and settlement costs according to a formula that allocates responsibility based upon years of ownership during the relevant time period. The party with the more significant potential liability exposure is responsible for case management and associated costs while allowing the non-case managing party to protect its interests. Under the Revised Cross-Indemnity Agreement, the Company will assume responsibility for its proportionate share of future costs for waste site matters not covered by ARCO insurance. Subject to the uncertainty inherent in all litigation, management believes the resolution of the matters pursuant to the Revised Cross-Indemnity Agreement will not have a material adverse effect upon the Consolidated Financial Statements of the Company.

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

   Indemnification Arrangements Relating to Equistar--Lyondell, Millennium and Occidental have each agreed to provide certain indemnifications to Equistar with respect to the petrochemicals and polymers businesses contributed by the Partners. In addition, Equistar agreed to assume third party claims that are related to certain pre-closing contingent liabilities asserted prior to December 1, 2004 for Lyondell and Millennium, and May 15, 2005 for Occidental, to the extent the aggregate thereof does not exceed $7 million to each Partner, subject to certain terms of the respective Asset Contribution Agreements. From inception through March 31, 1999, Equistar expensed approximately $1 million under the $7 million indemnification basket with respect to the business contributed by Lyondell.

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

   Pursuant to the terms of the Revised Cross-Indemnity Agreement, the Company is currently contributing funds to the clean up of one waste site (Brio, located near Houston, Texas) under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as amended and the Superfund Amendments and Reauthorization Act of 1986. The Company is also subject to certain assessment

                           LYONDELL CHEMICAL COMPANY
and remedial actions at the Refinery under the Resource Conservation and Recovery Act ("RCRA"). In addition, the Company has negotiated an order with the Texas Natural Resource Conservation Commission ("TNRCC") for assessment and remediation of groundwater and soil contamination at the Refinery.

   As of March 31, 1999, the Company has accrued $8 million related to future CERCLA, RCRA and TNRCC assessment and remediation costs associated with the above mentioned sites. The costs are expected to be incurred over the next two to seven years. In the opinion of management, there is currently no material range of loss in excess of the amount recorded for these sites. However, it is possible that new information about the sites for which the reserve has been established, new technology or future developments such as involvement in other CERCLA, RCRA, TNRCC or other comparable state law investigations, could require the Company to reassess its potential exposure related to environmental matters.

   As part of the Acquisition, the Company assumed ARCO Chemical's environmental liability, which totaled $38 million at March 31, 1999 and reflects the Company's latest assessment of potential future remediation costs associated with known ARCO Chemical sites. The liability is related to five current plant sites, one former plant site and one federal Superfund site for amounts ranging from $1 million to $18 million per site. Further, the Acquired Business is involved in administrative proceedings or lawsuits relating to a minimal number of other Superfund sites. The Company estimates however, based upon currently available information, that potential loss contingencies associated with these Superfund sites, individually and in the aggregate, are not significant. Substantially all amounts accrued are expected to be paid out over the next five to ten years.

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

   MTBE--Certain federal and state legislative initiatives have sought either to rescind the oxygenate requirement for reformulated gasoline sold in California and other states or to restrict the use of MTBE. There is ongoing review of this issue and any ultimate negative governmental resolution of the appropriateness of using MTBE could result in a significant reduction in the Company's MTBE sales. In addition, the Company has a take-or-pay contract with ARCO, which contributes significant pretax margin. If such legislative initiatives were enacted, ARCO has indicated that it might attempt to invoke a force majeure provision in the contract in order to reduce the quantities of MTBE it purchases under, or to terminate, the contract. The Company would vigorously dispute such action.

   General--The Company is involved in various lawsuits and proceedings. Subject to the uncertainty inherent in all litigation, management believes the resolution of these proceedings will not have a material adverse effect upon the Consolidated Financial Statements of the Company.

                           LYONDELL CHEMICAL COMPANY

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

8. Earnings Per Share

   Basic earnings per share ("EPS") for the periods presented are computed based upon the weighted average number of shares outstanding for the periods. Diluted earnings per share include the effect of outstanding stock options issued under the Executive Long-Term Incentive Plan and the Incentive Stock Option Plan.

                                                         For the three months
                                                            ended March 31
                                                        -----------------------
                                                           1999        1998
                                                        ----------- -----------
      Thousands of shares                               Shares EPS  Shares EPS
      -------------------                               ------ ---- ------ ----
      Basic............................................ 77,072 $.02 78,713 $.82
      Dilutive effect of options.......................     --   --     76   --
                                                        ------ ---- ------ ----
      Diluted.......................................... 77,072 $.02 78,789 $.82
                                                        ====== ==== ====== ====

9. Segment and Related Information

   The Company has identified four reportable segments in which it operates:
(i) intermediate chemicals and derivatives; (ii) petrochemicals; (iii) polymers; and (iv) refining. The Company's methanol business is not a reportable segment. Summarized financial information concerning the Company's reportable segments is shown in the following table:

                         Intermediate
                          Chemicals
                             and
Millions of dollars      Derivatives  Petrochemicals Polymers Refining Other  Total
-------------------      ------------ -------------- -------- -------- -----  -----
For the three months
 ended March 31, 1999:
Sales and other
 operating revenues.....     $855                                             $ 855
Operating income........      129                                               129
Interest expense........                                               $(146)  (146)
Interest income.........                                                   6      6
Other income (expense),
 net....................                                                  (7)    (7)
Income from equity
 investments............                   $37         $ 5      $11      (32)    21
Income before income
 taxes..................                                                          3

For the three months
 ended March 31, 1998:
Sales and other
 operating revenues.....                                                      $  --
Operating loss..........                                               $ (10)   (10)
Interest expense........                                                  (7)    (7)
Interest income.........                                                   4      4
Income from equity
 investments............                   $74         $41      $35      (33)   117
Income before income
 taxes..................                                                        104

                           LYONDELL CHEMICAL COMPANY

   The following table presents the details of "Income from equity investments--Other" as presented above for the three months ended March 31:

      Millions of dollars                                          1999  1998
      -------------------                                          ----  ----
      Expenses, principally Equistar selling, general and
       administrative, not
       allocated to petrochemicals and polymers segments.......... $(39) $(46)
      Accretion of difference between Lyondell's investment and
       its underlying equity in Equistar's net assets.............   10     7
      Income (loss) from equity investment in LMC.................   (3)    6
                                                                   ----  ----
        Total--Other.............................................. $(32) $(33)
                                                                   ====  ====

10. Purchase of ARCO Chemical Company

   As of July 28, 1998, the Company completed its acquisition of ARCO Chemical. The Company is awaiting additional information related to the fair value of certain assets acquired and liabilities assumed. Management does not expect the finalization of these matters to have a material effect on the purchase price allocation. In connection with the Acquisition, the Company accrued liabilities for costs associated with the delay of construction of the PO-11 plant, vesting of certain key manager benefits pursuant to a change of control provision, severance costs for the involuntary termination of certain headquarters employees, and relocation costs for moving personnel to the Company's Houston headquarters. The liability totaled approximately $255 million at the date of acquisition. Through March 31, 1999, the Company had paid and charged approximately $142 million against the liability.

11. Subsequent Event

   During the second quarter 1999, Lyondell amended its $7 billion credit facility, eliminating the requirement to issue $1.25 billion in equity or equity-linked securities by July 23, 1999. As a condition to effectiveness of the amendments, the Company must issue a minimum of $350 million of common stock, $500 million of senior subordinated notes and $500 million of senior secured notes. Including the aforementioned amounts, the amended credit facility requires Lyondell to issue $500 million of common or preferred stock by June 30, 2000 and $1.5 billion of subordinated notes by June 2002. The requirement to issue $1.5 billion of subordinated notes will be reduced on a 2 for 1 basis for each $1 of equity securities issued over $500 million and will be eliminated if Lyondell repays all outstanding amounts under Term Loan C and Term Loan D and achieves either: (1) a specified total debt to adjusted EBITDA ratio, as defined; or (2) a specified credit rating for its senior unsecured debt. The credit facility amendments will provide the lenders with additional collateral, re-price the existing loans to reflect market rates and reset certain financial covenants. The sales of notes and common stock are contingent upon the effectiveness of the credit facility amendments.

   The Company intends to issue approximately 35 million shares of common stock, $500 million of senior subordinated notes and $1.9 billion of senior secured notes during the second quarter 1999. In addition, the Company is seeking to raise additional amounts through the borrowing of a new $850 million, seven-year Term Loan E and a new $150 million Term Loan F, maturing December 31, 2003, under the amended credit facility. This will enable the Company to retire the $1.25 billion principal of Term Loan C, maturing June 30, 1999, the $2 billion principal of Term Loan D, maturing June 30, 2000, and partially repay principal under Term Loans A and B.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

   Lyondell has taken major strategic actions to strengthen the Company's position in the chemicals industry. In December 1997, Equistar was formed by combining the olefins and polymers businesses of Lyondell and Millennium. In May 1998, Equistar was expanded with the addition of the olefins and oxygenated chemicals businesses of Occidental Chemical. In July 1998, Lyondell acquired ARCO Chemical, the world's largest producer of PO and a leading worldwide producer and marketer of polyether polyols, PG, PGE, TDI, SM and MTBE.

   The operations of the Acquired Business form the Company's intermediate chemicals and derivatives business segment. Lyondell's petrochemicals, polymers and refining segments are conducted through its interests in Equistar and LCR. The methanol business conducted through LMC is not a reportable segment for financial disclosure purposes. Lyondell accounts for its investments in Equistar, LCR and LMC using the equity method of accounting.

RESULTS OF OPERATIONS

                           Lyondell Chemical Company

First Quarter 1999 versus Fourth Quarter 1998

   For the first quarter 1999, Lyondell reported net income of $2 million compared to a fourth quarter 1998 loss of $27 million. The fourth quarter 1998 loss included unusual after-tax charges of $6 million primarily related to a new labor agreement at LCR and formation costs at Equistar. The new labor agreement at LCR is expected to result in cost savings in the near term. The first quarter 1999 net income improvement primarily reflected higher operating income in the intermediate chemicals and derivatives segment and higher equity income from Equistar, partly offset by lower equity income from LCR.

   Operating income of the intermediate chemicals and derivatives segment was $129 million in the first quarter 1999 compared to $97 million in the fourth quarter 1998. The improvement was primarily due to lower administrative and Acquisition-related transition costs. Income from equity investment in Equistar increased to $13 million in the first quarter 1999 versus a loss of $11 million in the fourth quarter 1998. Improved results for the petrochemicals and polymers businesses of Equistar reflected a tighter supply/demand situation, leading to higher prices and margins. LCR equity income decreased to $11 million in the first quarter 1999 from $22 million in the fourth quarter 1998. LCR operating results were negatively affected by the impact of ongoing reduced allocations of Venezuelan extra heavy crude oil, lower margins on crude oil purchased in the spot market and lower crude oil processing rates.

First Quarter 1999 versus First Quarter 1998

   Net Income--Net income of $2 million in the first quarter 1999 decreased from $65 million in the first quarter 1998. Pretax income from equity investments decreased $96 million, or about $61 million after tax, in the first quarter 1999 compared to the first quarter 1998. Operating income of the Acquired Business in the first quarter 1999 was more than offset by higher interest expense related to the credit facility ("Credit Facility") obtained to finance the Acquisition and assumed debt.

   Revenues, Operating Costs and Expenses--The revenues and operating costs and expenses for the first quarter 1999 primarily consist of the operating results of the Acquired Business, which are included prospectively from August 1, 1998. The first quarter 1998 includes only the Company's administrative expenses. Income from the Company's interests in Equistar, LCR and LMC is reported as income from equity investments.

   Income from Equity Investments--Income from equity investments decreased substantially from $117 million in the first quarter 1998 to $21 million in the first quarter 1999. Lower Equistar operating results primarily reflected weaker market conditions in petrochemicals and polymers, leading to lower prices and margins in the first quarter 1999 compared with first quarter 1998. LCR operating results declined primarily due to lower margins resulting from reduced allocations of extra heavy Venezuelan crude oil.

   Interest Expense--Interest expense was $146 million in the first quarter 1999 versus $7 million in the first quarter 1998. The increase reflects higher debt levels as a result of amounts borrowed under the Credit Facility, primarily to finance the Acquisition, and debt assumed as part of the Acquisition.

Intermediate Chemicals and Derivatives Segment--First Quarter 1999 Versus Fourth Quarter 1998

   The following table sets forth actual volumes for this segment, including SM volumes processed under long-term processing arrangements, which are included in sales and other operating revenues. Co-product tertiary butyl alcohol ("TBA") is principally used to produce the derivative MTBE.

                                                                  First  Fourth
                                                                 Quarter Quarter
In millions                                                       1999    1998
-----------                                                      ------- -------
PO, PO derivatives, isocyanates (pounds)........................  1,080   1,077
Co-products:
  Styrene monomer (pounds)......................................    782     819
  TBA and derivatives (gallons).................................    265     245

   Operating income was $129 million for the first quarter 1999 compared to $97 million for the fourth quarter 1998. The improvement was primarily attributable to lower administrative and Acquisition-related transition costs and the benefit of a seasonal increase in deicers sales volumes, partly offset by lower PO merchant volumes and margins. Core product volumes, defined as PO, PO derivatives and isocyanates, were flat as increased PO derivatives volumes, primarily deicers, were offset by lower PO merchant volumes. PO merchant volumes decreased due to reduced sales to PO co-producers and planned customer downtime during the first quarter. PO margins declined as the market anticipated industry capacity additions in Europe later in 1999. SM volumes decreased five percent in the first quarter 1999 versus the fourth quarter 1998 due to the timing of export shipments to Asia. TBA and derivatives volumes increased eight percent primarily due to higher MTBE volumes.

                             Equistar Chemicals, LP

First Quarter 1999 versus Fourth Quarter 1998

   Equistar reported pretax income of $7 million in the first quarter 1999 compared to a pretax loss of $51 million for the fourth quarter 1998. The increase was primarily attributable to higher ethylene prices and margins, reflecting a tighter supply/demand balance in the first quarter 1999. Polymers prices also improved but margin improvements were limited by higher ethylene feedstock costs. The fourth quarter 1998 was also more negatively affected than first quarter 1999 by unusual charges related to Equistar's formation.

First Quarter 1999 versus First Quarter 1998

   Income from Equity Investment in Equistar--Lyondell's income from its equity investment in Equistar was $13 million in the first quarter 1999 versus $76 million for the first quarter 1998. The decrease was attributable to substantially lower ethylene and polymers prices and margins in the first quarter 1999 compared with the same period for 1998, reflecting ongoing excess industry capacity. The first quarter 1999 benefit from the addition of the Occidental Chemical assets in May 1998 was substantially offset by costs associated with the LaPorte, Texas plant turnaround and operating problems at two of its plants in the 1999 first quarter.

   The following tables reflect selected actual sales volume data and summarized financial information for Equistar's business segments. The addition of the Occidental Contributed Business is reflected prospectively from May 15, 1998.

                                                                 For the three
                                                                 months ended
                                                                   March 31
                                                                 --------------
In millions                                                       1999    1998
-----------                                                      ------  ------
Selected petrochemicals products:
  Olefins (pounds)..............................................  4,527   3,392
  Aromatics (gallons)...........................................     85      47
Polymers products (pounds)......................................  1,652   1,552
Millions of dollars
-------------------
Sales and Other Operating Revenues:
Petrochemicals segment.......................................... $  907  $  787
Polymers segment................................................    455     558
Intersegment eliminations.......................................   (258)   (324)
                                                                 ------  ------
  Total......................................................... $1,104  $1,021
                                                                 ======  ======
Selling, General and Administrative Expenses:
Petrochemicals segment.......................................... $    3  $    2
Polymers segment................................................     19      20
Unallocated.....................................................     53      48
                                                                 ------  ------
  Total......................................................... $   75  $   70
                                                                 ======  ======
Operating Income:
Petrochemicals segment.......................................... $   91  $  129
Polymers segment................................................     11      72
Unallocated.....................................................    (56)    (54)
                                                                 ------  ------
  Total......................................................... $   46  $  147
                                                                 ======  ======

Petrochemicals Segment

   Revenues--Revenues for the first quarter 1999 increased versus the first quarter 1998, primarily due to increased sales volumes as a result of the addition of the Occidental Contributed Business in May 1998, partially offset by lower industry sales prices for ethylene, propylene and co-products. The decrease in industry sales prices is primarily attributable to ongoing excess industry capacity and downward pressure from feedstock costs, which declined throughout 1998. The sales price decreases began in the fourth quarter of 1997 and continued their downward trend through most of 1998. U.S. market sales prices increased during the first quarter 1999, but average first quarter 1999 prices were still lower versus the first quarter 1998.

   Operating Income--Operating income decreased in the first quarter 1999 versus the first quarter 1998 primarily due to lower product margins, as industry sales prices declined more than feedstock costs, and the effects of the LaPorte plant turnaround in the 1999 period. These were partly offset by the benefit of increased volumes as a result of the addition of the Occidental Contributed Business in May 1998.

Polymers Segment

   Revenues--Revenues decreased in the first quarter 1999 versus the first quarter 1998 as a result of decreases in industry sales prices, partly offset by a six-percent increase in volumes. The sales price decreases reflect excess industry supply, as industry capacity additions exceeded demand growth, and downward pressure from feedstock costs, which declined throughout 1998. The decreases in sales prices started during the fourth quarter 1997 and continued in a downward trend through 1998. Industry prices increased during the first quarter 1999, however average first quarter 1999 prices were significantly lower than the first quarter 1998. The volume increase reflects additional polyethylene capacity.

   Operating Income--Operating income for the first quarter 1999 decreased versus first quarter 1998 primarily due to decreases in polymers sales prices, which more than offset decreases in polymers feedstock costs, reducing product margins.

Unallocated Items

   Interest expense increased from $32 million in the first quarter 1998 to $43 million in the first quarter 1999, primarily reflecting higher levels of long-term debt due to the addition of the Occidental Contributed Business in May 1998.

                           LYONDELL-CITGO Refining LP

Refining Segment

First Quarter 1999 versus Fourth Quarter 1998

   LCR had pretax income of $15 million in the first quarter 1999 compared to $42 million, before unusual charges, in the fourth quarter 1998. The unusual charge of $10 million in the fourth quarter related to a new labor agreement. LCR operating results were negatively affected by the impact of ongoing reduced allocations of Venezuelan extra heavy crude oil, lower margins on crude oil purchased in the spot market and lower crude oil processing rates. Total crude oil processing rates averaged 255,000 barrels per day in the first quarter 1999 compared to 273,000 barrels per day in the fourth quarter 1998. LCR reduced crude oil processing rates in the first quarter 1999 due to declining margins on crude oil purchased in the spot market.

First Quarter 1999 versus First Quarter 1998

   Income from Equity Investment in LCR--Lyondell's income from its equity investment in LCR was $11 million in the first quarter 1999 versus $35 million for the first quarter 1998. The decline was primarily due to reduced allocations of extra heavy Venezuelan crude oil under the Crude Supply Agreement.

   The following table sets forth sales volumes for LCR's refined products:

                                                                        For the
                                                                         three
                                                                        months
                                                                         ended
                                                                       March 31
                                                                       ---------
Thousand barrels per day                                               1999 1998
------------------------                                               ---- ----
Refined products
  Gasoline............................................................ 117  124
  Diesel and heating oil..............................................  65   63
  Jet fuel............................................................  17   19
  Aromatics...........................................................   9   10
  Other refined products.............................................. 119   91
                                                                       ---  ---
    Total refined products volumes.................................... 327  307
                                                                       ===  ===

   The following table sets forth processing rates at the Refinery:

                                                                        For the
                                                                         three
                                                                        months
                                                                         ended
                                                                       March 31
                                                                       ---------
Thousand barrels per day                                               1999 1998
------------------------                                               ---- ----
Crude processing rates:
  Crude Supply Agreement--coked....................................... 206  235
  Other heavy crude oil--coked........................................   8   --
  Other crude oil.....................................................  41   19
                                                                       ---  ---
    Total crude oil................................................... 255  254
                                                                       ===  ===

   Revenues--Revenues for LCR were $432 million in the first quarter 1999 compared to $529 million in the 1998 period. The decrease primarily resulted from lower industry prices for refined products, partly offset by a seven percent increase in refined products volumes. Sales prices declined as a result of lower industry crude oil prices in the first quarter 1999 versus the 1998 period.

   Operating Income--LCR's operating income was $24 million in the first quarter 1999 compared to $65 million in the first quarter 1998. The decrease primarily reflected the effects of reduced allocations of extra heavy Venezuelan crude oil.

                        Lyondell Methanol Company, L.P.

   Lyondell's share of LMC's loss for the first quarter 1999 was $3 million compared to income of $6 million in the first quarter 1998. The decrease in 1999 versus 1998 was due to significant declines in the sales prices of methanol, which began in the first quarter 1998. Increased industry supply due to new capacity, as well as weaker demand from the Far East, caused worldwide methanol price declines. LMC scheduled a turnaround in the first quarter 1999 to take advantage of weak market conditions and to implement process enhancements designed to reduce methanol production costs.

FINANCIAL CONDITION

   Operating Activities--Lyondell's cash provided by operating activities totaled $134 million in the first quarter 1999, compared to an operating cash outflow of $70 million in the first quarter 1998. Cash provided by operating activities in 1999 included customer advances and tax refunds. Cash used by operations in the first quarter 1998 reflected the payment of accounts payable retained by Lyondell after the December 1997 formation of Equistar.

   Investing Activities--Lyondell made capital expenditures of $32 million in the first quarter 1999. Capital expenditures by the joint ventures were $46 million for Equistar, $16 million for LCR and $11 million for LMC. Lyondell's pro rata share of the joint ventures' total capital expenditures was $37 million. Lyondell's 1999 capital budget is $273 million, including its $123 million pro rata share of the joint ventures' capital budgets.

   Distributions in excess of earnings for the first quarter 1999 were $25 million, including $7 million by Equistar and $15 million by LCR. The Company's share of LMC's loss was $3 million; LMC did not make any distributions. Lyondell contributed $4 million in the first quarter 1999 to LMC to fund turnaround expenditures.

   Financing Activities--During the first quarter 1999, the Company repaid long-term debt totaling $76 million. The Company paid a regular quarterly dividend of $.225 per share of common stock.

   In February 1999, Equistar completed an offering of senior unsecured notes in the principal amount of $900 million. The proceeds were primarily used to refinance existing indebtedness of Equistar.

   Liquidity--During the second quarter 1999, Lyondell successfully amended its $7 billion Credit Facility, eliminating the requirement to issue $1.25 billion in equity or equity-linked securities by July 23, 1999. As a condition to effectiveness of the amendments, Lyondell must issue a minimum of $350 million of common stock, $500 million of senior subordinated notes and $500 million of senior secured notes. Including the aforementioned amounts, the amended Credit Facility requires Lyondell to issue $500 million of common stock or preferred stock by June 30, 2000 and $1.5 billion of subordinated notes by June 2002. The requirement to issue $1.5 billion of subordinated notes will be reduced on a 2 for 1 basis for each $1 of equity securities issued over $500 million and will be eliminated if Lyondell repays all outstanding amounts under Term Loan C and Term Loan D and achieves either (1) a specified total debt to adjusted EBITDA ratio, as defined, or (2) a specified credit rating for its senior unsecured debt. The Credit Facility amendments will provide the lenders with additional collateral, re-price the existing loans to reflect market rates and reset certain financial covenants. The sales of notes and common stock are contingent upon the effectiveness of the Credit Facility amendments.

   Lyondell intends to issue approximately 35 million shares of common stock, $500 million of senior subordinated notes and $1.9 billion of senior secured notes during the second quarter 1999. In addition, the Company is seeking to raise additional amounts through the borrowing of a new $850 million, seven-year Term Loan E and a new $150 million Term Loan F, maturing December 31, 2003, under the amended Credit Facility. This will enable Lyondell to retire the $1.25 billion principal of Term Loan C, maturing June 30, 1999, the $2 billion principal of Term Loan D, maturing June 30, 2000 , and partially repay principal under Term Loans A and B.

CURRENT BUSINESS OUTLOOK

   For the intermediate chemicals and derivatives segment, management expects continued stable volume growth for the core products in this segment in 1999, as weakness in merchant PO is offset by stronger PO derivatives volumes. Oversupply in the SM markets continues with some industry sources projecting that recovery is expected to take at least two years. Industry consolidation and the delay of new capacity additions may accelerate the recovery. Several producers, including Lyondell, have announced TDI and polyols price increases for the second quarter 1999, reflecting a balanced to tight supply and sustained demand for urethane products. Higher gasoline prices and increasing seasonal demand have contributed to rising MTBE prices in the U.S. Lyondell does not expect the recent proposed phase out of the use of MTBE in oxygenated gasoline by California to have a significant impact on MTBE margins and volumes in 1999 or 2000.

   The petrochemicals segment is currently benefiting from strong U.S. ethylene demand and tighter supply. Ethylene inventories are at six days' supply, pushing spot prices above contract levels. The demand is driven by continued expansion of the U.S. economy, while supplies have been affected by plant outages, including one of Equistar's two Channelview olefins units, which has an annual ethylene capacity of 1.9 billion pounds. The unit was shut down on April 1, 1999 to repair a compressor and was back on line May 1, 1999. The outage is expected to be covered by business interruption and property damage insurance, subject to deductibles of $20 million and $10 million, respectively. Lyondell owns 41 percent of Equistar.

   The polymers segment continues to experience strong demand growth. Industry sources project that U.S. demand for polyethylene will grow by five to six percent annually through 2003. However, to date, this growth has been met by new capacity, which has generally put downward pressure on polymers prices. The combination of strong demand and the current tightness in ethylene supply led to first quarter 1999 price increases that reversed a year-long decline in U.S. polyethylene prices.

   Equistar has begun to realize the benefits of actions it took at the end of 1998 and beginning of 1999 to improve its cost position. These include the acceleration to November 1998 of the turnaround of its LaPorte plant, which was originally scheduled for the third quarter 1999, the idling of a substantial portion of higher-cost HDPE capacity at the Port Arthur plant beginning April 1, 1999, reductions in working capital, and a continued focus on cost reduction through the achievement of integration synergies. The LaPorte plant turnaround included changes that enable the plant to run heavier, cheaper feedstocks, thereby reducing ethylene production costs. Also, the scheduled turnaround and expansion of the Victoria, Texas facility was completed during the fourth quarter of 1998 and increased the plant's annual HDPE capacity by approximately 125 million pounds. Equistar completed the sale of its concentrates and compounds business on April 30, 1999, recognizing a gain on the sale.

   LCR's financial results continue to be impacted by the reduction in PDVSA crude oil allocations, which took effect in August 1998. The impact of these cutbacks is a reduction of extra heavy crude oil purchased under the Crude Supply Agreement from 230,000 barrels per day to the current level of 195,000 barrels per day. In addition, in March 1999 OPEC announced an agreement to further limit OPEC oil production, which is likely to result in additional reductions in the allocation of crude oil supplied to LCR by PDVSA under the Crude Supply Agreement. Reduced allocations of crude oil supplied by PDVSA force LCR to purchase a portion of its crude oil in the spot market, reducing LCR's pretax income and, accordingly, Lyondell's pro rata share of LCR's income. Even though LCR may continue to receive a reduced crude oil allocation from PDVSA, LCR has begun to see some improvement in the spot margins. Despite the reduction in volumes under the Crude Supply Agreement, LCR continues to generate free cash flow, which is available for distribution to the partners. LCR is also moving forward with a multi-year program to reduce operating costs.

   On May 3, 1999, LCR shut down a fluid catalytic cracker with a capacity of 92,000 barrels per day as a result of a malfunction that damaged the main air blower. Repairs are expected to be completed within three weeks. On May 7, 1999, LCR shut down one of two coker units following a fire. Early estimates are that the damaged coker will be back in service at 50 percent of capacity by mid-June and achieve full capacity by early July 1999. As a result of these incidents, crude oil processing rates have been reduced. LCR is currently putting Venezuelan crude oil into inventory and expects to benefit from higher processing rates once repairs have been completed. Estimates of the total cost of the shut downs are not currently available. To the extent the business interruption impact and the cost of repairs exceed insurance deductibles of $10 million each, per incident, any excess cost is expected to be covered by insurance. Lyondell owns 58.75 percent of LCR.

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

   Equistar and LCR have replaced many of their business information computer systems (including systems operated by Equistar for Lyondell Methanol). The new systems, based on enterprise software from SAP America, Inc. ("SAP"), replace older business systems and allow employees at different locations to share financial and operating information more effectively. LCR completed its transition to SAP systems during the first quarter 1999. Equistar will complete implementation of its SAP project in the second quarter 1999. The new systems and software are Year 2000 compliant, thus addressing the majority of the Company's Year 2000 business system requirements. Lyondell has elected to continue with the repair and remediation for the majority of systems of the Acquired Business for the near term.

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

   The Year 2000 assessment process for each organization consists of an inventory of Year 2000 sensitive equipment, an assessment of the impact of possible failures, determination of the required remediation actions, and testing and implementation of solutions. The inventory, assessment and remediation phases were substantially completed in the first quarter 1999. Completion of testing and final implementation will take place in the remainder of 1999. The progress of these phases as of March 31, 1999 is summarized as follows:


        [CHART OF LYONDELL ENTERPRISE YEAR 2000 READINESS APPEARS HERE]

Chart showing the percentage of completion of the inventory, assessment, remediation, testing and implementation phases of the Year 2000 assessment process for each of Lyondell, Equistar and LCR. The percentage of completion is indicated in the table below:

                    LYONDELL ENTERPRISE YEAR 2000 READINESS
                             AS OF MARCH 31, 1999

                Inventory       Assessment      Remediation     Testing    Implementation
                ---------       ----------      -----------     -------    --------------
Lyondell           99%             99%             95%            70%           50%
Equistar           99%             99%             97%            66%           65%
LCR                98%             98%             95%            60%           50%


   As of March 31, 1999, Year 2000 spending by the Company, Equistar and LCR for the replacement of both IT and non-IT systems is summarized as follows:

      Millions of dollars                                  Lyondell Equistar LCR
      -------------------                                  -------- -------- ---
      Spending through March 31, 1999.....................   $ 7      $ 3    $ 1
      Estimated additional spending.......................     6       10      3
                                                             ---      ---    ---
        Total estimated spending..........................   $13      $13    $ 4
                                                             ===      ===    ===
      Lyondell share of estimated spending................   $13      $ 5    $ 2
                                                             ===      ===    ===

   The total estimated spending of $30 million for all three organizations represents a midpoint of an estimated range between $25 million and $35 million, of which the Company's share would be $18 million to $24 million. The estimated amount does not include costs incurred in connection with the implementation of SAP-related software. These spending estimates are continuously refined as phases of the assessment are completed. Spending is funded by cash generated from operations. Preliminary estimates indicate that approximately 10 to 15 percent of the estimated spending could qualify for capitalization.

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

ACCOUNTING STANDARDS

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement is effective for the Company's calendar year 2000; however, early adoption is permitted. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending upon whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings. The Company does not intend to adopt this pronouncement prior to 2000.

Item 3. Disclosure of Market Risk.

   The Company's exposure to market risks (as such risks are described in Item 7a of its Annual Report on Form 10-K for the year ended December 31, 1998) has not changed materially in the quarter ended March 31, 1999. See Item 7a of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

FORWARD-LOOKING STATEMENTS

   Certain of the statements contained in this report are "forward-looking statements" within the meaning of the federal securities laws. Although Lyondell believes the expectations reflected in such forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties, and Lyondell can give no assurance that such expectations will prove to have been correct. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the cyclical nature of the chemical and refining industries, uncertainties associated with the United States and worldwide economies, current and potential governmental regulatory actions in the United States and in other countries, substantial chemical and refinery capacity additions resulting in oversupply and declining prices and margins, raw material costs or supply arrangements, the Company's ability to implement cost reductions, and operating interruptions (including leaks, explosions, fires, mechanical failure, unscheduled downtime, labor difficulties, transportation interruptions, spills and releases and other environmental risks). Many of such factors are beyond Lyondell's or its joint ventures' ability to control or predict. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or prior earnings levels.

   All forward-looking statements in this Form 10-Q are qualified in their entirety by the cautionary statements contained in this section and elsewhere in this report.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

   There have been no material developments with respect to the Company's legal proceedings previously reported in the 1998 Annual Report on Form 10-K.

Item 4. Submission of Matters to a Vote of Security-Holders

   The Company's annual meeting of stockholders was held May 6, 1999. The stockholders elected all of the Company's eight nominees for director, ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for 1999 and approved the adoption of the Lyondell Chemical Company 1999 Long-Term Incentive Plan. The votes were as follows:

   1. Election of Directors:

                            Nominee                             For     Withheld
                            -------                          ---------- --------
   William T. Butler........................................ 71,738,804 594,468
   Carol A. Anderson........................................ 71,750,303 582,969
   Travis Engen............................................. 71,750,186 583,086
   Stephen F. Hinchliffe, Jr................................ 71,743,111 590,161
   Dudley C. Mecum II....................................... 71,708,378 624,894
   Frank Savage............................................. 71,538,063 795,209
   Dan F. Smith............................................. 71,752,501 580,771
   Paul R. Staley........................................... 71,737,755 595,517

   2. Appointment of PricewaterhouseCoopers LLP:

    For:      71,957,323
    Against:     248,151
    Abstain:     127,798

   3. Adoption of the Lyondell Chemical Company 1999 Long-Term Incentive Plan:

    For:      52,085,010
    Against:  13,499,461
    Abstain:     247,450

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits

     27  Financial Data Schedule.

   (b) Reports on Form 8-K

   The following Current Reports on Form 8-K were filed during the quarter ended March 31, 1999 and through the date hereof:

                                                                                    Financial
       Date of Report                    Item No.                                   Statements
       --------------                    --------                                   ----------
       April 19, 1999                      5, 7                                         No
       April 1, 1999                       5, 7                                         No
      February 5, 1999                      5                                           No

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Lyondell Chemical Company

Dated: May 12, 1999                                /s/ JOSEPH M. PUTZ
                                          -------------------------------------
                                                     Joseph M. Putz
                                                  Senior Vice President
                                              (Duly Authorized Officer and
                                              Principal Accounting Officer)