Form 10-Q
period 1999-06-30
LYONDELL CHEMICAL CO
filed 1999-08-16
CIK 842635

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 -------------

                                   FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999.
                                      OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

   For the transition period from . . . . . . . . . . to . . . . . . . . . .

                        Commission file number 1-10145

                                 -------------

                           LYONDELL CHEMICAL COMPANY
             (Exact name of registrant as specified in its charter)

                                 -------------

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

                                 -------------

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

              Number of shares of Common Stock, $1.00 par value,
                 outstanding as of June 30, 1999: 117,491,420

================================================================================

                        PART I.  FINANCIAL INFORMATION

                           LYONDELL CHEMICAL COMPANY

             ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                       CONSOLIDATED STATEMENTS OF INCOME


                                                            FOR THE THREE MONTHS ENDED                  FOR THE SIX MONTHS ENDED
                                                                      JUNE 30                                    JUNE 30
                                                          --------------------------------          --------------------------------
MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA                   1999                 1998                  1999                 1998
------------------------------------------                ----------           -----------          -----------           ----------
SALES AND OTHER OPERATING REVENUES                              $ 854                $ --                 $1,709              $  --

OPERATING COSTS AND EXPENSES:
     Cost of sales                                                651                   --                 1,281                 --
     Selling, general and administrative expenses                  66                    5                   123                 11
     Research and development expense                              14                   --                    29                 --
     Amortization of goodwill
          and other intangible assets                              23                   --                    47                 --
     Unusual charges                                               --                   --                    --                  4
                                                           ----------           ----------           -----------           ---------
                                                                  754                    5                 1,480                 15
                                                           ----------           ----------           -----------           ---------

     Operating income (loss)                                      100                   (5)                  229                (15)

Interest expense                                                 (149)                  (6)                 (295)               (13)
Interest income                                                     9                    3                    15                  7
Other income, net                                                  14                    5                     7                  5
                                                           ----------           ----------           -----------           --------

     Loss before equity investments,
          income taxes and extraordinary item                     (26)                  (3)                  (44)               (16)
                                                           ----------           ----------           -----------           --------

INCOME (LOSS) FROM EQUITY INVESTMENTS:
     Equistar Chemicals, LP                                        26                   31                    39                107
     LYONDELL-CITGO Refining LP                                   (20)                  19                    (9)                54
     Other                                                          2                   --                    (1)                 6
                                                           ----------           ----------           -----------           --------
                                                                    8                   50                    29                167
                                                           ----------           ----------           -----------           --------
     Income (loss) before income
          taxes and extraordinary item                            (18)                  47                   (15)               151

Provision (benefit) for income taxes                               (7)                  18                    (6)                57
                                                           ----------           ----------           -----------           --------

     Income (loss) before extraordinary item                      (11)                  29                    (9)                94

Extraordinary loss on extinguishment
     of debt, net of income taxes of $23                          (31)                  --                   (31)                --
                                                           ----------           ----------           -----------           --------
NET INCOME (LOSS)                                               $ (42)               $  29                $  (40)             $  94
                                                           ==========           ==========           ===========           ========
BASIC AND DILUTED EARNINGS PER SHARE:
     Income (loss) before extraordinary item                    $(.11)               $ .38                $ (.10)             $1.20
                                                           ==========           ==========           ===========           ========
     Net income (loss)                                          $(.42)               $ .38                $ (.45)             $1.20
                                                           ==========           ==========           ===========           ========

                See Notes to Consolidated Financial Statements.

                           LYONDELL CHEMICAL COMPANY

                          CONSOLIDATED BALANCE SHEETS


                                                                  JUNE 30      DECEMBER 31
MILLIONS OF DOLLARS, EXCEPT PAR VALUE DATA                          1999          1998
------------------------------------------                        -------      -----------
ASSETS
Current assets:
     Cash and cash equivalents                                     $  204        $  233
     Accounts receivable, net                                         547           479
     Inventories                                                      507           550
     Prepaid expenses and other current assets                         25            64
                                                                   ------        ------
          Total current assets                                      1,283         1,326
                                                                   ------        ------

Property, plant and equipment, net                                  4,385         4,511
Investments and long-term receivables:
     Investment in Equistar Chemicals, LP                             649           660
     Receivable from LYONDELL-CITGO Refining LP                       255           231
     Investment in LYONDELL-CITGO Refining LP                          43            84
     Other investments and long-term receivables                      123           103
Goodwill, net                                                       1,434         1,430
Deferred charges and other assets                                     846           880
                                                                   ------        ------
Total assets                                                       $9,018        $9,225
                                                                   ======        ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                              $  246        $  253
     Current maturities of long-term debt                              21         1,603
     Other accrued liabilities                                        337           481
                                                                   ------        ------
          Total current liabilities                                   604         2,337
                                                                   ------        ------

Long-term debt, less current maturities                             6,261         5,391
Other liabilities and deferred credits                                384           294
Deferred income taxes                                                 413           413
Commitments and contingencies
Minority interest                                                     192           216
Stockholders' equity:
     Preferred stock, $.01 par value, 80,000,000 shares
       authorized, none outstanding                                    --            --
     Common stock, $1.00 par value, 250,000,000 shares
       authorized, 120,250,000 and 80,000,000 issued, respectively    120            80
     Additional paid-in capital                                       854           158
     Retained earnings                                                303           387
     Accumulated other comprehensive income (loss)                    (35)           32
     Treasury stock, at cost, 2,758,580 and 2,978,203 shares,
      respectively                                                    (78)          (83)
                                                                   ------        ------
          Total stockholders' equity                                1,164           574
                                                                   ------        ------
Total liabilities and stockholders' equity                         $9,018        $9,225
                                                                   ======        ======

                See Notes to Consolidated Financial Statements.

                           LYONDELL CHEMICAL COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    FOR THE SIX MONTHS ENDED
                                                                                             JUNE 30
                                                                       -----------------------------------------------
MILLIONS OF DOLLARS                                                              1999                       1998
-------------------                                                    --------------------       --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                              $   (40)                     $  94
     Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities,
       net of the effects of deconsolidation of affiliate:
          Depreciation and amortization                                                 164                         --
          Extraordinary item                                                             31                         --
          Deferred income taxes                                                          13                         12
          (Increase) decrease in accounts receivable                                    (89)                         2
          Decrease in inventories                                                        31                         --
          Increase (decrease) in accounts payable                                         3                       (182)
          Net change in other working capital accounts                                   (3)                        (8)
          Other, net                                                                     35                        (18)
                                                                       --------------------       --------------------
               Net cash provided by (used in) operating activities                      145                       (100)
                                                                       --------------------       --------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for property, plant and equipment                                     (75)                        --
     Distributions from affiliates in excess of earnings                                 55                        185
     Contributions and advances to affiliates                                           (38)                       (16)
     Deconsolidation of affiliate                                                        --                        (11)
                                                                       --------------------       --------------------
               Net cash (used in) provided by investing activities                      (58)                       158
                                                                       --------------------       --------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of long-term debt                                         3,400                         --
     Payment of debt issuance costs                                                    (107)                        --
     Repayments of long-term debt                                                    (4,111)                        --
     Issuance of common stock                                                           736                         --
     Dividends paid                                                                     (43)                       (35)
     Net decrease in short-term debt                                                     --                        (35)
     Repurchase of common stock                                                          --                        (49)
     Other                                                                                5                         --
                                                                       --------------------       --------------------
               Net cash used in financing activities                                   (120)                      (119)
                                                                       --------------------       --------------------
Effect of exchange rate changes on cash                                                   4                         --
                                                                       --------------------       --------------------
DECREASE IN CASH AND CASH EQUIVALENTS                                                   (29)                       (61)
Cash and cash equivalents at beginning of period                                        233                         86
                                                                       --------------------       --------------------
Cash and cash equivalents at end of period                                          $   204                      $  25
                                                                       ====================       ====================

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

The accompanying Consolidated Statements of Income for the three and six-month periods ended June 30, 1999 include the operating results of Lyondell Chemical Worldwide, Inc., formerly ARCO Chemical Company ("LCWI" or "ARCO Chemical"), acquired by the Company as of July 28, 1998, and the Company's income from equity investments in Equistar Chemicals, LP ("Equistar"), LYONDELL-CITGO Refining LP ("LCR") and Lyondell Methanol Company, L.P. ("LMC"). The accompanying Consolidated Statements of Income for the three and six-month periods ended June 30, 1998 include the Company's income from equity investments in Equistar, LCR and LMC.


2.  COMPANY OPERATIONS

During the third quarter 1998, Lyondell acquired ARCO Chemical, the world's largest producer of propylene oxide ("PO") and a leading worldwide producer and marketer of polyether polyols, propylene glycol ("PG"), propylene glycol ethers ("PGE"), toluene diisocyanate ("TDI"), styrene monomer ("SM") and methyl tertiary butyl ether ("MTBE"). LCWI (formerly ARCO Chemical) is reported as the intermediate chemicals and derivatives segment.

The Company's operations in the petrochemicals and polymers segments are conducted through its joint venture ownership interest in Equistar (see Note 3).

Equistar's petrochemicals segment consists of: olefins, including ethylene, propylene and butadiene; aromatics, including benzene and toluene; oxygenated chemicals, including ethylene oxide, ethylene glycol, ethanol and MTBE; and specialty chemicals, including refinery blending stocks.

Equistar's polymers segment consists of: polyolefins, including high density polyethylene ("HDPE"), low density polyethylene ("LDPE"), linear low density polyethylene ("LLDPE") and polypropylene; and performance polymers products, including wire and cable resins and compounds, adhesive resins, and fine powders. Equistar's color concentrates and compounds business, which was part of performance polymers products, was sold effective April 30, 1999.

Lyondell's operations in the refining segment are conducted through its joint venture ownership interest in LCR (see Note 4). This segment consists of: refined petroleum products, including conventional and reformulated gasoline, low sulfur diesel and jet fuel; aromatics produced at LCR's full-conversion Houston, Texas refinery ("Refinery"), including benzene, toluene, paraxylene and orthoxylene; lubricants, including industrial lubricants, motor oils, white oils, process oils and base oils; carbon black oil; sulfur; residual oil; petroleum coke fuel; olefins feedstocks; and crude oil resales. LCR sells its principal refined products to the Company's joint venture partner in LCR, CITGO Petroleum Corporation ("CITGO").

The Company has additional operations conducted through its joint venture ownership interest in LMC. These operations consist of methanol and other petrochemical products produced by its methanol facility.


3.  EQUITY INTEREST IN EQUISTAR CHEMICALS, LP

Equistar was formed on December 1, 1997 as a joint venture between the Company and Millennium Chemicals Inc. ("Millennium"), to own and operate the businesses contributed by the partners. Lyondell contributed substantially all of the assets comprising its petrochemicals and polymers business segments, while Millennium contributed substantially all of the assets comprising its polyethylene and related products, performance polymers and ethyl alcohol businesses, which had been held in Millennium Petrochemicals Inc., a wholly owned subsidiary of Millennium. On May 15, 1998, the ethylene, propylene and ethylene oxide and derivatives businesses of Occidental Chemical Corporation ("Occidental Contributed Business"), a subsidiary of Occidental Petroleum Corporation ("Occidental"), were contributed to Equistar. The joint venture is structured as a Delaware limited partnership owned by subsidiaries of the Company, Millennium and Occidental ("Partners").

Lyondell currently has a 41% joint venture ownership interest in Equistar, while Millennium and Occidental each have 29.5%. Prior to the addition of Occidental as a partner on May 15, 1998, the Company had a 57% joint venture ownership interest, while Millennium had 43%. Because the Partners jointly control certain management decisions, Lyondell accounts for its investment in Equistar using the equity method of accounting.

Summarized financial information for Equistar is as follows:

                                                        JUNE 30                DECEMBER 31
MILLIONS OF DOLLARS                                       1999                     1998
-------------------                                     -------                -----------
BALANCE SHEETS
Total current assets                                     $1,125                   $1,127
Property, plant and equipment, net                        4,030                    4,075
Goodwill, net                                             1,135                    1,151
Deferred charges and other assets                           312                      312
                                                         ------                   ------
Total assets                                             $6,602                   $6,665
                                                         ======                   ======

Current maturities of long-term debt                     $   42                   $  150
Other current liabilities                                   490                      485
Long-term debt, less current maturities                   2,169                    1,865
Capital lease obligations                                    --                      205
Other liabilities and deferred credits                       93                       75
Partners' capital                                         3,808                    3,885
                                                         ------                   ------
Total liabilities and partners' capital                  $6,602                   $6,665
                                                         ======                   ======

                                                       FOR THE THREE MONTHS ENDED                   FOR THE SIX MONTHS ENDED
                                                                 JUNE 30                                     JUNE 30
                                                -------------------------------------       -------------------------------------
                                                        1999                 1998                   1999                 1998
                                                ----------------     ----------------       ----------------     ----------------
STATEMENTS OF INCOME
Sales and other operating revenues                        $1,210               $1,093                 $2,312               $2,114
Cost of sales                                              1,097                  941                  2,074                1,739
Selling, general and administrative expenses                  73                   69                    151                  139
Unusual charges                                               --                    7                     --                   13
                                                ----------------     ----------------       ----------------     ----------------
Operating income                                              40                   76                     87                  223
Interest expense, net                                        (45)                 (32)                   (84)                 (58)
Other income, net                                             46                   --                     46                   --
                                                ----------------     ----------------       ----------------     ----------------
Net income                                                $   41               $   44                 $   49               $  165
                                                ================     ================       ================     ================

                                                      FOR THE THREE MONTHS ENDED                 FOR THE SIX MONTHS ENDED
                                                                JUNE 30                                   JUNE 30
                                                ------------------------------------      ------------------------------------
                                                       1999                1998                  1999                1998
                                                ----------------    ----------------      ----------------    ----------------
SELECTED CASH FLOW INFORMATION
Depreciation and amortization                              $  74               $  71                 $ 147               $ 128
Expenditures for property, plant and equipment                30                  44                    76                  65

Lyondell's "Income from equity investments" in Equistar as presented in the Consolidated Statements of Income consists of the Company's share of Equistar's net income and the accretion of the difference between Lyondell's investment and its underlying equity in Equistar's net assets.


4.   EQUITY INTEREST IN LYONDELL-CITGO REFINING LP

In July 1993, LCR was formed to own and operate the Company's refining business. LCR is structured as a Delaware limited partnership (formerly a Texas limited liability company) owned by subsidiaries of the Company and CITGO. The participation interests are currently 58.75% and 41.25% for the Company and CITGO, respectively. Net income before depreciation expense for the period is allocated to LCR's owners based upon participation interests. Depreciation expense is allocated to the owners based upon contributed assets.

Summarized financial information for LCR is as follows:

                                               JUNE 30            DECEMBER 31
MILLIONS OF DOLLARS                              1999                 1998
-------------------                            -------            -----------
BALANCE SHEETS
Total current assets                            $  230                 $  197
Property, plant and equipment, net               1,357                  1,370
Deferred charges and other assets                   65                     70
                                                ------                 ------
Total assets                                    $1,652                 $1,637
                                                ======                 ======

Total current liabilities                       $  228                 $  203
Long-term debt                                     758                    717
Other liabilities and deferred credits              73                     68
Partners' capital                                  593                    649
                                                ------                 ------
Total liabilities and partners' capital         $1,652                 $1,637
                                                ======                 ======

                                                       FOR THE THREE MONTHS ENDED                   FOR THE SIX MONTHS ENDED
                                                                 JUNE 30                                     JUNE 30
                                                -------------------------------------       -------------------------------------
                                                        1999                 1998                   1999                 1998
                                                ----------------     ----------------       ----------------     ----------------
STATEMENTS OF INCOME
Sales and other operating revenues                         $ 482                $ 527                  $ 914               $1,056
Cost of sales                                                495                  471                    884                  916
Selling, general and administrative expenses                  15                   17                     34                   36
                                                ----------------     ----------------       ----------------     ----------------
Operating income (loss)                                      (28)                  39                     (4)                 104
Interest expense, net                                        (10)                 (10)                   (20)                 (21)
State income tax benefit                                      --                   --                      1                   --
                                                ----------------     ----------------       ----------------     ----------------
Net income (loss)                                          $ (38)               $  29                  $ (23)              $   83
                                                ================     ================       ================     ================

SELECTED CASH FLOW INFORMATION
Depreciation and amortization                              $  27                $  21                  $  52               $   46
Expenditures for property, plant and equipment                16                   13                     32                   30

5.  EXTRAORDINARY ITEM

During the second quarter 1999, Lyondell retired debt in the principal amount of $4.0 billion prior to maturity. Unamortized debt issuance costs and amendment fees of $54 million, or $31 million after tax, were written off and reported as an extraordinary loss on extinguishment of debt in the second quarter 1999. Previously, these costs and fees had been deferred and were being amortized to interest expense.


6.  INVENTORIES

The components of inventories consisted of the following:

                                                    JUNE 30             DECEMBER 31
MILLIONS OF DOLLARS                                   1999                  1998
-------------------                                 -------             -----------
Finished goods                                       $ 428                   $ 459
Work-in-process                                         15                      18
Raw materials                                           25                      34
Materials and supplies                                  39                      39
                                                     -----                   -----
     Total inventories                               $ 507                   $ 550
                                                     =====                   =====


7.  PROPERTY, PLANT AND EQUIPMENT, NET

The components of property, plant and equipment, at cost, and the related accumulated depreciation consisted of the following:

                                                  JUNE 30                DECEMBER 31
MILLIONS OF DOLLARS                                 1999                     1998
-------------------                               --------               -----------
Land                                                $   12                  $   12
Manufacturing facilities and equipment               4,193                   4,477
Construction in progress                               309                      98
                                                    ------                  ------
     Total property, plant and equipment             4,514                   4,587
Less accumulated depreciation                          129                      76
                                                    ------                  ------
     Property, plant and equipment, net             $4,385                  $4,511
                                                    ======                  ======


8.  LONG-TERM DEBT

During May 1999, Lyondell amended its $7 billion Credit Facility. The Credit Facility amendments provided the lenders with additional collateral, re-priced the existing loans to reflect then market rates and revised certain financial covenants. Also in May 1999, Lyondell issued 40.25 million shares of common stock, receiving net proceeds of $736 million. Lyondell also issued $500 million of senior subordinated notes and $1.9 billion of senior secured notes. Lyondell borrowed additional amounts under the amended Credit Facility through the Credit Facility's new $850 million, seven-year Term Loan E and the Credit Facility's new $150 million Term Loan F, maturing December 31, 2003. Lyondell used the proceeds to retire the $1.25 billion principal amount of Term Loan C, maturing June 30, 1999, and the $2 billion principal amount of Term Loan D, maturing June 30, 2000, and to partially repay principal amounts outstanding under Term Loans A and B under the Credit Facility.

The amended Credit Facility requires Lyondell to issue $470 million of subordinated notes (or more junior securities) by June 2002. The requirement to issue $470 million of subordinated notes will be reduced by $2 for each $1 of equity securities issued by Lyondell, and will be eliminated if Lyondell achieves either (1) a specified total debt to adjusted EBITDA ratio, as defined, or (2) a specified credit rating for its senior unsecured debt.

Under the covenant provisions of the amended Credit Facility, Lyondell has agreed to, among other things, (i) maintain certain specified financial ratios and consolidated net worth (as defined in the Credit Facility), (ii) refrain from making certain distributions with respect to Lyondell's capital stock,
(iii) refrain from making certain investments, as defined, (iv) refrain from allowing its subsidiaries to incur certain types and amounts of debt, and (v) use its best efforts to maintain certain ownership interests in its joint ventures and to ensure that the joint ventures maintain certain capital expenditure and debt levels and cash distribution policies.

The indentures under which the senior secured notes and the senior subordinated notes were issued contain covenants that restrict the ability of Lyondell and its subsidiaries to (i) incur additional debt or issue subsidiary preferred stock, (ii) increase dividends on Lyondell capital stock, (iii) redeem or repurchase capital stock or repurchase subordinated debt, (iv) engage in transactions with affiliates, except on an arms-length basis, (v) create liens or engage in sale and leaseback transactions, (vi) make some types of investments and sell assets, and (vii) consolidate or merge with, or sell substantially all of its assets to, another person. Some of the covenants will no longer apply if the notes achieve specified credit ratings. The notes are unconditionally guaranteed by certain Lyondell subsidiaries (see Note 13).

Long-term debt at June 30, 1999 and December 31, 1998 consisted of the following:

                                                    JUNE 30                DECEMBER 31
MILLIONS OF DOLLARS                                   1999                     1998
-------------------                                 -------                -----------
Term Loan A                                          $1,095                   $1,852
Term Loan B                                           1,161                    1,248
Term Loan C                                              --                    1,250
Term Loan D                                              --                    2,000
Term Loan E                                             847                       --
Term Loan F                                             150                       --
Senior Secured Notes, Series A due 2007, 9.625%         900                       --
Senior Secured Notes, Series B due 2007, 9.875%       1,000                       --
Senior Subordinated Notes due 2009, 10.875%             500                       --
Debentures due 2000, 9.9%                               200                      200
Debentures due 2005, 9.375%                             100                      100
Debentures due 2010, 10.25%                             100                      100
Debentures due 2020, 9.8%                               224                      224
Other                                                     5                       20
                                                     ------                   ------
     Total long-term debt                             6,282                    6,994
Less current maturities                                  21                    1,603
                                                     ------                   ------
     Long-term debt, net                             $6,261                   $5,391
                                                     ======                   ======

The Term Loans currently bear interest at the following rates:  (i) Term Loan A
- LIBOR plus 3.25%; (ii) Term Loan B - LIBOR plus 3.75%; (iii) Term Loan E - LIBOR plus 3.875%; and (iv) Term Loan F - LIBOR plus 3.5%.

During 1998, to mitigate interest rate exposure on its anticipated future public debt issuance, the Company entered into treasury-rate lock transactions ("Treasury Locks") in the notional amount of $1 billion. As a result of the refinancing, the Company settled the Treasury Locks during the second quarter 1999 in the amount of $4 million. This amount is being amortized to interest expense over the life of the related debt.


9.  COMMITMENTS AND CONTINGENCIES

Lyondell has commitments, including those related to capital expenditures, all made in the normal course of business. During August 1998, Lyondell announced the delay of construction of a PO plant, known as PO-11, that ARCO Chemical had previously scheduled for startup in late 2001. As part of the delay, Lyondell is negotiating the cancellation of the related lump-sum contract for the engineering, procurement and construction of the PO-11 plant. Lyondell recorded estimated liabilities for penalties and cancellation charges related to the cancellation of the lump-sum contract and related commitments at the time of the acquisition of ARCO Chemical.

LCWI is party to a long-term supply arrangement for TDI. Under the arrangement, Lyondell is entitled to all of the TDI output of the supplier's two plants in France, which have a combined rated capacity of approximately 264 million pounds per year. Lyondell is required to purchase a minimum of 216 million pounds of TDI per year for up to 15 years, beginning January 1, 1995. The aggregate purchase price is a combination of plant cost and market price. Lyondell is further obligated to pay additional capacity reservation fees based upon plant output factors.

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

In late April 1998, LCR received notification from PDVSA Oil of reduced delivery of crude oil related to announced OPEC production cuts. LCR began receiving the reduced allocation of crude oil from PDVSA Oil in August 1998. Following the March 1999 OPEC agreement to limit production, LCR was advised by PDVSA Oil in May 1999 of a further reduction in the allocation of crude oil supplied under the Crude Supply Agreement.

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

In connection with the acquisition of ARCO Chemical, the Company succeeded, indirectly, to a cross indemnity agreement with ARCO whereby ARCO Chemical indemnified ARCO against certain claims or liabilities that ARCO may incur relating to ARCO's former ownership and operation of the businesses of ARCO Chemical ("Former ARCO Businesses"), including liabilities under laws relating to the protection of the environment and the workplace, and liabilities arising out of certain litigation. As part of the agreement, ARCO indemnified ARCO Chemical with respect to claims or liabilities and other matters of litigation not related to the Former ARCO Businesses. ARCO also indemnified ARCO Chemical for certain federal, foreign, state, and local taxes that might be assessed upon audit of the operations of the Former ARCO Businesses for periods prior to July 1, 1987.

Indemnification Arrangements Relating to Equistar--Lyondell, Millennium Petrochemicals and certain subsidiaries of Occidental have each agreed to provide certain indemnifications to Equistar with respect to the petrochemicals and polymers businesses contributed by the Partners. In addition, Equistar agreed to assume third party claims that are related to certain pre-closing contingent liabilities asserted prior to December 1, 2004 for Lyondell and Millennium, and May 15, 2005 for Occidental, to the extent the aggregate thereof does not exceed $7 million to each of Lyondell, Millennium and Occidental, subject to certain terms of the respective Asset Contribution Agreements.
From inception through June 30, 1999, Equistar expensed approximately $3 million under the $7 million indemnification basket with respect to the business contributed by Lyondell.

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

As of June 30, 1999, the Company has accrued $8 million related to future CERCLA, RCRA and TNRCC assessment and remediation costs associated with the above mentioned sites. The costs are expected to be incurred over the next two to seven years. In the opinion of management, there is currently no material range of loss in excess of the amount recorded for these sites. However, it is possible that new information about the sites for which the reserve has been established, new technology or future developments such as involvement in other CERCLA, RCRA, TNRCC or other comparable state law investigations, could require the Company to reassess its potential exposure related to environmental matters.

As part of the acquisition of ARCO Chemical, the Company assumed ARCO Chemical's environmental liability, which had a remaining balance of $36 million at June 30, 1999 and reflects the Company's latest assessment of potential future remediation costs associated with known ARCO Chemical sites. The liability is related to five current plant sites, one former plant site and one federal Superfund site for amounts ranging from $1 million to $18 million per site. Further, the acquired business is involved in administrative proceedings or lawsuits relating to a minimal number of other Superfund sites. The Company estimates however, based upon currently available information, that potential loss contingencies associated with these Superfund sites, individually and in the aggregate, are not significant. Substantially all amounts accrued are expected to be paid out over the next five to ten years.

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

MTBE--Certain federal and state governmental initiatives have sought either to rescind the oxygenate requirement for reformulated gasoline or to restrict the use of MTBE. At the state level, these initiatives include the recent affirmation by the California State Energy Commission of Governor Gray Davis' December 2002 deadline for the removal of MTBE from California gasoline supplies and approval of an MTBE phase out timetable. At the federal level, the blue ribbon panel appointed by the Environmental Protection Agency issued its report on July 27, 1999. That report recommended, among other things, reducing the use of MTBE in gasoline. Based on that report, the Environmental Protection Agency has recently indicated that it will recommend Congress amend the Clean Air Act to reduce MTBE in reformulated gasoline. In addition, on August 9, 1999, the U.S. Senate passed a "Sense of the Senate" resolution calling for removal of MTBE from gasoline. These initiatives or other governmental actions could result in a significant reduction in the Company's MTBE sales. In addition, the Company has a take-or-pay contract with ARCO, which contributes significant pretax margin. If legislation is enacted or other governmental action taken, ARCO has indicated that it might attempt to invoke a force majeure provision in the contract in order to reduce the quantities of MTBE it purchases under, or to terminate, the contract. The Company would vigorously dispute such action.

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


10.  STOCKHOLDERS' EQUITY

Common Stock--In May 1999, Lyondell issued 40.25 million shares of common stock at $19 per share. The net proceeds of $736 million were credited to "Common stock" and "Additional paid in capital" in the Consolidated Balance Sheet. Common stock outstanding increased from 77.0 million shares at December 31, 1998 to 117.5 million shares at June 30, 1999.

Basic and Diluted Earnings per Share--Basic earnings per share ("EPS") for the periods presented are computed based upon the weighted average number of shares outstanding for the periods. Diluted earnings per share include the effect of outstanding stock options issued under the Executive Long-Term Incentive Plan and the Incentive Stock Option Plan.

                                                         FOR THE THREE MONTHS ENDED
                                                                  JUNE 30
                                   -------------------------------------------------------------------
                                                  1999                                1998
                                   ------------------------------       ------------------------------
THOUSANDS OF SHARES                    SHARES              EPS               SHARES             EPS
-------------------                ------------      ------------       -------------     ------------
Basic                                    99,648             $(.42)             77,650             $.38
Dilutive effect of options                   --                --                 165               --
                                   ------------      ------------       -------------     ------------
Diluted                                  99,648             $(.42)             77,815             $.38
                                   ============      ============       =============     ============

                                                          FOR THE SIX MONTHS ENDED
                                                                  JUNE 30
                                   -------------------------------------------------------------------
                                                  1999                                1998
                                   ------------------------------       ------------------------------
THOUSANDS OF SHARES                    SHARES              EPS               SHARES             EPS
-------------------                ------------      ------------       -------------     ------------
Basic                                    88,419             $(.45)             78,179            $1.20
Dilutive effect of options                   --                --                 165               --
                                   ------------      ------------       -------------     ------------
Diluted                                  88,419             $(.45)             78,344            $1.20
                                   ============      ============       =============     ============

For the three and six-month periods ended June 30, 1999, Lyondell reported an extraordinary loss on extinguishment of debt of $31 million. The basic and diluted EPS impact of this extraordinary loss on the three and six-month periods ended June 30, 1999 was $(.31) and $(.35), respectively. Basic and diluted EPS for the three and six-month periods ended June 30, 1999 before the extraordinary item were losses of $(.11) and $(.10), respectively.

Comprehensive Income--For the three months and six months ended June 30, 1999, the Company had comprehensive losses of $63 million and $107 million, respectively. For the three months and six months ended June 30, 1998, the Company had comprehensive income of $29 million and $94 million, respectively.

11.  SEGMENT AND RELATED INFORMATION

The Company has identified four reportable segments in which it operates: (i) intermediate chemicals and derivatives; (ii) petrochemicals; (iii) polymers; and
(iv) refining. The Company's methanol business is not a reportable segment. Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                                     INTERMEDIATE
                                                      CHEMICALS
                                                         AND
MILLIONS OF DOLLARS                                  DERIVATIVES    PETROCHEMICALS   POLYMERS   REFINING    OTHER     TOTAL
-------------------                                  ------------   --------------   --------   ---------   ------   -------
FOR THE THREE MONTHS ENDED JUNE 30, 1999:
Sales and other operating revenues                         $  854      $     --      $     --   $     --    $ --     $  854
Operating income                                              100                                                       100
Interest expense                                                                                             (149)     (149)
Interest income                                                                                                 9         9
Other income, net                                                                                              14        14
Income (loss) from equity investments                           3               35          3        (20)     (13)        8
Loss before income taxes and extraordinary item                                                                         (18)

FOR THE THREE MONTHS ENDED JUNE 30, 1998:
Sales and other operating revenues                                                                                       --
Operating loss                                                                                                 (5)       (5)
Interest expense                                                                                               (6)       (6)
Interest income                                                                                                 3         3
Other income, net                                                                                               5         5
Income from equity investments                                                  33         31         19      (33)       50
Income before income taxes and extraordinary item                                                                        47

FOR THE SIX MONTHS ENDED JUNE 30, 1999:
Sales and other operating revenues                          1,709                                                     1,709
Operating income                                              229                                                       229
Interest expense                                                                                             (295)     (295)
Interest income                                                                                                15        15
Other income, net                                                                                               7         7
Income (loss) from equity investments                           3               72          8         (9)     (45)       29
Loss before income taxes and extraordinary item                                                                         (15)

FOR THE SIX MONTHS ENDED JUNE 30, 1998:
Sales and other operating revenues                                                                                       --
Operating loss                                                                                                (15)      (15)
Interest expense                                                                                              (13)      (13)
Interest income                                                                                                 7         7
Other income, net                                                                                               5         5
Income from equity investments                                                 107         72         54      (66)      167
Income before income taxes and extraordinary item                                                                       151

The following table presents the details of "Income (loss) from equity investments" as presented above in the "Other" column for the periods indicated:

                                                                      FOR THE THREE MONTHS                   FOR THE SIX MONTHS
                                                                          ENDED JUNE 30                         ENDED JUNE 30
                                                               -------------------------------       -------------------------------
MILLIONS OF DOLLARS                                                  1999               1998               1999               1998
-------------------                                            ------------       ------------       -------------      ------------
Expenses, principally Equistar general and administrative,
     not allocated to petrochemicals and polymers segments            $ (30)             $ (33)              $ (59)          $ (72)
Net gain from Equistar asset sales                                       18                 --                  18              --
Income (loss) from equity investment in LMC                              (1)                --                  (4)              6
                                                               ------------       ------------       -------------      ----------
          Total--Other                                                $ (13)             $ (33)              $ (45)          $ (66)
                                                               ============       ============       =============      ============

12.  PURCHASE OF ARCO CHEMICAL COMPANY

As of July 28, 1998, Lyondell completed its acquisition of ARCO Chemical. In connection with the acquisition, the Company accrued liabilities for costs associated with the delay of construction of the PO-11 plant, vesting of certain key manager benefits pursuant to a change of control provision, severance costs for the involuntary termination of certain headquarters employees and relocation costs for moving personnel to Lyondell's Houston headquarters. The accrued liability for these items totaled approximately $255 million at the date of acquisition. Through June 30, 1999, Lyondell had paid and charged approximately $140 million against the accrued liability.


13.  SUPPLEMENTAL GUARANTOR INFORMATION

LCWI and Lyondell Chemical Nederland, Ltd. ("LCNL") (collectively, the "Guarantors") are each Delaware corporations. LCWI is a wholly owned subsidiary of Lyondell that operates Lyondell's intermediate chemicals and derivatives business. LCNL is a wholly owned subsidiary of LCWI that operates a chemical production facility in Rotterdam, The Netherlands. LCWI and LCNL have unconditionally guaranteed the $500 million of senior subordinated notes and $1.9 billion of senior secured notes (see Note 8). Separate financial statements of the Guarantors are not considered to be material to the holders of the senior subordinated notes and senior secured notes. The following condensed consolidating financial information for the three and six-month periods ended June 30, 1999 presents supplemental information for the Guarantors:


           CONDENSED CONSOLIDATING FINANCIAL INFORMATION (UNAUDITED)

                                 BALANCE SHEET
                              AS OF JUNE 30, 1999

                                                                           NON-                            CONSOLIDATED
MILLIONS OF DOLLARS                      LYONDELL       GUARANTORS      GUARANTORS      ELIMINATIONS         LYONDELL
-------------------                      --------       ----------      ----------      ------------       ------------
Total current assets                       $  115           $1,135          $   33           $    --             $1,283
Property, plant and equipment, net              4            4,381                                                4,385
Other investments and
     long-term receivables                  6,242               63           1,001            (6,236)             1,070
Goodwill, net                                                1,434                                                1,434
Deferred charges and other assets             228              618                                                  846
                                         --------       ----------      ----------      ------------       ------------
Total assets                               $6,589           $7,631          $1,034           $(6,236)            $9,018
                                         ========       ==========      ==========      ============       ============
Current maturities of long-term debt       $   19           $    2          $   --           $    --             $   21
Other current liabilities                     (67)             620              30                                  583
Long-term debt,
     less current maturities                5,634              627                                                6,261
Other liabilities and deferred credits         63              321                                                  384
Deferred income taxes                         (32)             184             261                                  413
Intercompany liabilities (assets)            (338)             171             167                                   --
Minority interest                                              192                                                  192
Stockholders' equity                        1,310            5,514             576            (6,236)             1,164
                                         --------       ----------      ----------      ------------       ------------
Total liabilities and
     stockholders' equity                  $6,589           $7,631          $1,034           $(6,236)            $9,018
                                         ========       ==========      ==========      ============       ============

                              STATEMENTS OF INCOME
                    FOR THE THREE MONTHS ENDED JUNE 30, 1999

                                                                            NON-                            CONSOLIDATED
MILLIONS OF DOLLARS                      LYONDELL       GUARANTORS       GUARANTORS       ELIMINATIONS        LYONDELL
-------------------                   -------------     -------------    ------------     --------------    ------------
Sales and other operating revenues       $     --            $ 854             $ --       $         --             $ 854
Cost of sales                                                  651                                                   651
Selling, general and
     administrative expenses                   15               51                                                    66
Research and development expense                                14                                                    14
Amortization of goodwill and
     other intangible assets                                    23                                                    23
                                      -------------     -------------    ------------     --------------    ------------
Operating income (loss)                       (15)             115               --                 --               100
Income from equity investments                                   3                5                                    8
Interest income (expense), net               (128)             (15)               3                                 (140)
Intercompany income (expense)                 113             (110)              (3)                                  --
Other income, net                                               14                                                    14
Provision (benefit) for income taxes          (12)               3                2                                   (7)
                                      -------------     -------------    ------------     --------------    ------------
Income (loss) before
     extraordinary item                       (18)               4                3                 --               (11)
Extraordinary item, net of tax                (31)                                                                   (31)
                                      -------------     -------------    ------------     --------------    ------------
Net income (loss)                        $    (49)           $   4             $  3       $         --            $ (42)
                                      =============     =============    ============     ==============    ============


                     FOR THE SIX MONTHS ENDED JUNE 30, 1999

                                                                            NON-                            CONSOLIDATED
MILLIONS OF DOLLARS                      LYONDELL       GUARANTORS       GUARANTORS       ELIMINATIONS        LYONDELL
-------------------                   -------------     -------------    ------------     --------------    ------------
Sales and other operating revenues          $  --           $1,709              $--       $         --            $1,709
Cost of sales                                                1,281                                                 1,281
Selling, general and
     administrative expenses                   22              101                                                   123
Research and development expense                                29                                                    29
Amortization of goodwill and
     other intangible assets                                    47                                                    47
                                      -------------     -------------    ------------     --------------    ------------
Operating income (loss)                       (22)             251               --                 --               229
Income from equity investments                                   3               26                                   29
Interest income (expense), net               (256)             (30)               6                                 (280)
Intercompany income (expense)                 231             (225)              (6)                                  --
Other income, net                               2                5                                                     7
Provision (benefit) for income taxes          (19)               2               11                                   (6)
                                      -------------     -------------    ------------     --------------    ------------
Income (loss) before
     extraordinary item                       (26)               2               15                 --                (9)
Extraordinary item, net of tax                (31)                                                                   (31)
                                      -------------     -------------    ------------     --------------    ------------
Net income (loss)                           $ (57)          $    2              $15       $         --           $  (40)
                                      =============     =============    ============     ==============    ============

                            STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999

                                                                            NON-                            CONSOLIDATED
MILLIONS OF DOLLARS                      LYONDELL       GUARANTORS       GUARANTORS       ELIMINATIONS        LYONDELL
-------------------                   -------------     -------------    ------------     --------------    ------------
Net income (loss)                         $   (57)            $  2             $ 15       $         --           $   (40)
Adjustments to reconcile net
  income (loss) to net cash provided
  by (used in) operating activities:
     Depreciation and amortization             22              142                                                   164
     Extraordinary item                        31                                                                     31
     Deferred income taxes                     (5)               7               11                                   13
     Net changes in
          working capital and other            70              (66)             (27)                                 (23)
                                      -------------     -------------    ------------     --------------    ------------
     Net cash provided by
          (used in) operating
          activities                           61               85               (1)                --               145
                                      -------------     -------------    ------------     --------------    ------------
Expenditures for
     property, plant and equipment             (4)             (71)                                                  (75)
Distributions from
     affiliates in excess of earnings                                            55                                   55
Contributions and
     advances to affiliates                   (14)                              (24)                                 (38)
                                      -------------     -------------    ------------     --------------    ------------
     Net cash provided by
          (used in) investing
          activities                          (18)             (71)              31                  --              (58)
                                      -------------     -------------    ------------     --------------    ------------
Proceeds from issuance of
     long-term debt                         3,400                                                                  3,400
Payment of debt issuance costs               (107)                                                                  (107)
Repayments of long-term debt               (4,096)             (15)                                               (4,111)
Issuance of common stock                      736                                                                    736
Dividends paid                                (43)                                                                   (43)
Other                                           5                                                                      5
                                      -------------     -------------    ------------     --------------    ------------
     Net cash used in
          financing activities               (105)             (15)              --                 --              (120)
                                      -------------     -------------    ------------     --------------    ------------
Effect of exchange
     rate changes on cash                                        4                                                     4
                                      -------------     -------------    ------------     --------------    ------------
Increase (decrease) in
     cash and cash equivalents            $   (62)            $  3             $ 30       $         --           $   (29)
                                      =============     =============    ============     ==============    ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

During the second quarter 1999, Lyondell amended its Credit Facility and issued debt and equity securities to refinance a substantial portion of the Credit Facility debt. Net proceeds were used to reduce indebtedness maturing through the year 2000 by $3.25 billion and reduce total debt outstanding by $630 million.

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

The operations of LCWI form the Company's intermediate chemicals and derivatives business segment. Lyondell's operations in the petrochemicals, polymers and refining segments are conducted through its interests in Equistar and LCR. The methanol business conducted through LMC is not a reportable segment for financial disclosure purposes. Lyondell accounts for its investments in Equistar, LCR and LMC using the equity method of accounting.


RESULTS OF OPERATIONS

                           LYONDELL CHEMICAL COMPANY


SECOND QUARTER 1999 VERSUS FIRST QUARTER 1999

For the second quarter 1999, Lyondell reported a net loss of $42 million, which included an extraordinary after-tax loss of $31 million on early extinguishment of debt as a result of the refinancing. The net loss before extraordinary item of $11 million compared to net income of $2 million in the first quarter 1999. The second quarter 1999 loss primarily reflected a loss from Lyondell's equity interest in LCR and lower operating income in the intermediate chemicals and derivatives segment, partly offset by higher equity income from Equistar.

Lyondell's share of LCR's loss was $20 million in the second quarter 1999 compared to equity income of $11 million in the first quarter 1999. LCR operating results were negatively affected by production unit outages and further reductions in allocations of Venezuelan extra heavy crude oil under LCR's Crude Supply Agreement. Operating income of the intermediate chemicals and derivatives segment was $100 million in the second quarter 1999 compared to $129 million in the first quarter 1999. The decline was primarily due to lower margins attributable to higher raw material costs. Income from equity investment in Equistar increased to $26 million in the second quarter 1999 versus income of $13 million in the first quarter 1999 primarily due to gains on asset sales.


1999 VERSUS 1998

REVENUES, OPERATING COSTS AND EXPENSES--The revenues and operating costs and expenses for the first six months of 1999 primarily consist of the operating results of LCWI, which are included prospectively from August 1, 1998. The first six months of 1998 include only Lyondell's administrative expenses. Income from Lyondell's interests in Equistar, LCR and LMC is reported as income from equity investments.

NET INCOME (LOSS)--The net loss before extraordinary item of $11 million in the second quarter 1999 decreased from net income of $29 million in the second quarter 1998. Pretax income from equity investments decreased $42 million, or approximately $26 million after tax, in the second quarter 1999 compared to the second quarter 1998. The net loss before extraordinary item of $9 million in the first six months of 1999 decreased from net income of $94 million in the first six months of 1998. Pretax income from equity investments decreased $138 million, or about $87 million after tax, in the first six months of 1999 compared to the first six months of 1998. Lyondell's operating income from the intermediate chemicals and derivatives business in the 1999 periods was more than offset by higher interest expense associated with debt related to the acquisition of ARCO Chemical.

INCOME FROM EQUITY INVESTMENT IN EQUISTAR--Lyondell's income from its equity investment in Equistar was $26 million in the second quarter 1999 versus $31 million for the second quarter 1998 and $39 million for the first six months of 1999 versus $107 million for the 1998 period. The decreases were generally attributable to lower petrochemicals and polymers margins in 1999 compared with 1998, reflecting ongoing excess industry capacity, as well as the effects of the olefins unit outages in the second quarter 1999 and the scheduled LaPorte, Texas plant turnaround and operating problems at two other plants in the first quarter 1999. These decreases were partly offset by the gains on asset sales in the second quarter 1999 and volume benefits from the addition of the Occidental Contributed Business in mid-May 1998.

INCOME FROM EQUITY INVESTMENT IN LCR--Lyondell's loss from its equity investment in LCR was $20 million in the second quarter 1999 versus income of $19 million in the second quarter 1998. Lyondell's equity loss was $9 million in the first six months of 1999 versus income of $54 million for the 1998 period. The decline was primarily due to the effects of lower operating rates related to the operating unit outages, reduced allocations of extra heavy Venezuelan crude oil under the Crude Supply Agreement in 1999, and lower margins on crude oil purchased in the spot market.

INTEREST EXPENSE--Interest expense was $149 million in the second quarter 1999 versus $6 million in the second quarter 1998 and $295 million in the first six months of 1999 versus $13 million in the 1998 period. The increases reflect higher debt levels as a result of amounts borrowed under the Credit Facility, primarily to finance the acquisition of ARCO Chemical, and debt assumed as part of the acquisition of ARCO Chemical. During the second quarter 1999, Lyondell completed the refinancing. Higher interest rates on the new debt will be partially offset by reduced amortization of debt issuance costs. Based on current interest rates, the refinancing will result in an approximate $10 million net increase in interest expense per quarter.

OTHER INCOME, NET--Other income, net was $14 million in the second quarter 1999 versus $5 million in the second quarter 1998 and $7 million in the first six months of 1999 versus $5 million in the 1998 period. The second quarter 1999 included a benefit from a favorable settlement of a contractual dispute and foreign exchange gains, while the first quarter 1999 included foreign exchange losses. The second quarter 1998 included the favorable settlement of a contractual liability and an insurance dividend.


INTERMEDIATE CHEMICALS AND DERIVATIVES SEGMENT--SECOND QUARTER 1999 VERSUS FIRST QUARTER 1999

The following table sets forth actual volumes for this segment, including SM volumes processed under long-term processing arrangements, which are included in sales and other operating revenues. The co-product tertiary butyl alcohol ("TBA") is principally used to produce the derivative MTBE.

                                                    SECOND            FIRST
                                                    QUARTER          QUARTER
IN MILLIONS                                           1999             1999
-----------                                       ------------     ------------
PO, PO derivatives, isocyanates (pounds)               1,062            1,080
Co-products:
     Styrene monomer (pounds)                            676              782
     TBA and derivatives (gallons)                       268              265

Operating income was $100 million for the second quarter 1999 compared to $129 million for the first quarter 1999. The decrease was primarily attributable to higher raw material costs, seasonally lower deicer volumes, and higher administrative expenses. Volumes for PO, PO derivatives and isocyanates decreased slightly overall as higher PO merchant and polyols volumes partly offset the seasonal decrease in deicer volumes. SM volumes decreased 14% in the second quarter 1999 versus the first quarter 1999 due to lower export shipments to Asia. These factors were partially offset by seasonally higher margins for MTBE as a result of higher gasoline prices and the summer driving season.

                             EQUISTAR CHEMICALS, LP

SECOND QUARTER 1999 VERSUS FIRST QUARTER 1999

Equistar reported pretax income of $41 million in the second quarter 1999 compared to pretax income of $7 million in the first quarter 1999. The increase was primarily attributable to gains on asset sales in the second quarter 1999, including the sale of its concentrates and compounds business on April 30, 1999. The second quarter was negatively impacted by the effects of outages at its Channelview olefins production units during parts of April and May 1999. However, when compared to the first quarter 1999, the net effect of the second quarter olefins unit outages was comparable to the effects of the scheduled LaPorte plant turnaround, which was completed in the first quarter 1999, and other plant outages in the first quarter 1999. Overall, margins remained relatively constant quarter to quarter as higher ethylene and polymers prices, reflecting ongoing tight supply/demand balances, were largely offset by higher raw materials costs.


1999 VERSUS 1998

The following tables reflect selected actual sales volume data and summarized financial information for Equistar's business segments. The addition of the Occidental Contributed Business is reflected prospectively from May 15, 1998.

                                                        FOR THE THREE MONTHS ENDED                    FOR THE SIX MONTHS ENDED
                                                                 JUNE 30                                      JUNE 30
                                                --------------------------------------       --------------------------------------
IN MILLIONS                                             1999                  1998                   1999                  1998
----------                                      ----------------      ----------------       ----------------      ----------------
Selected petrochemicals products:
     Olefins (pounds)                                      4,508                 3,977                  9,035                 7,369
     Aromatics (gallons)                                      91                    54                    176                   101
Polymers products (pounds)                                 1,611                 1,652                  3,263                 3,204

MILLIONS OF DOLLARS
-------------------
SALES AND OTHER OPERATING REVENUES:
Petrochemicals segment                                    $1,045                $  859                 $1,950                $1,646
Polymers segment                                             477                   554                    932                 1,112
Intersegment eliminations                                   (312)                 (320)                  (570)                 (644)
                                                ----------------      ----------------       ----------------      ----------------
     Total                                                $1,210                $1,093                 $2,312                $2,114
                                                ================      ================       ================      ================
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Petrochemicals segment                                    $    3                $    3                 $    6                $    5
Polymers segment                                              18                    18                     37                    38
Unallocated                                                   52                    48                    108                    96
                                                ----------------      ----------------       ----------------      ----------------
     Total                                                $   73                $   69                 $  151                $  139
                                                ================      ================       ================      ================
OPERATING INCOME:
Petrochemicals segment                                    $   83                $   68                 $  175                $  197
Polymers segment                                               9                    63                     20                   135
Unallocated                                                  (52)                  (55)                  (108)                 (109)
                                                ----------------      ----------------       ----------------      ----------------
     Total                                                $   40                $   76                 $   87                $  223
                                                ================      ================       ================      ================

PETROCHEMICALS SEGMENT

REVENUES--Revenues for the second quarter 1999 increased 22% over the comparable 1998 period. The increase was due to a 13% increase in sales volumes and higher average sales prices. The volume increase in the 1999 period reflected a full quarter of the Occidental Contributed Business, which was added in mid-May 1998. The increase in average sales prices was due to higher sales prices for ethylene in the second quarter 1999 versus the second quarter 1998. Sales prices began decreasing in the fourth quarter of 1997 and continued their downward trend through most of 1998. U.S. market sales prices increased during the first six months of 1999, due to tighter supplies and rising feedstock costs. As a result, average sales prices for the second quarter 1999 were higher than the second quarter 1998. However, average sales prices for the first six months of 1999 were slightly below average sales prices for the first six months of 1998.

Revenues for the first six months of 1999 increased 19% versus the comparable 1998 period. This increase was due to increased sales volumes, which increased 23% during the period primarily as a result of the addition of the Occidental Contributed Business in mid-May 1998. As noted above, average sales prices for the first six months of 1999 were slightly below average sales prices for the first six months of 1998.

OPERATING INCOME--Operating income increased in the second quarter 1999 versus second quarter 1998 primarily due to increased sales volumes. The 1999 period reflected a full quarter of the Occidental Contributed Business, which was added in mid-May 1998. This volume benefit was partly offset by lower product margins as raw materials costs increased more than sales prices. The net effect of the olefins production unit outages in the second quarter 1999 was substantially offset by the effect, in the second quarter 1998, of scheduled maintenance turnarounds at three plants.

Operating income decreased in the first six months of 1999 versus the comparable 1998 periods. The decrease was primarily due to lower product margins as industry sales prices declined more than feedstock costs, the net effect of the olefins production unit outages in the second quarter 1999, and the scheduled LaPorte plant turnaround, which was completed in the first quarter 1999. These factors were partly offset by the benefit of increased volumes as a result of the addition of the Occidental Contributed Business in mid-May 1998. Planned maintenance turnarounds also negatively affected the first six months of 1998.


POLYMERS SEGMENT

REVENUES--Revenues decreased in the second quarter and first six months of 1999 versus the comparable 1998 periods as a result of decreases in industry sales prices. The sales price decreases reflect excess industry supply, as industry capacity additions exceeded demand growth, and downward pressure from feedstock costs, which declined throughout 1998. The decreases in sales prices started during the fourth quarter 1997 and continued in a downward trend through 1998. Industry prices increased throughout the first six months of 1999, however average second quarter and first half 1999 sales prices were lower than the comparable 1998 periods.

OPERATING INCOME--Operating income for the second quarter and first six months of 1999 decreased versus the comparable 1998 periods due to lower product margins primarily as a result of lower polymers sales prices.


UNALLOCATED ITEMS

Interest expense, net increased from $32 million in the second quarter 1998 to $45 million in the second quarter 1999 and from $58 million in the first six months of 1998 to $84 million in the first six months of 1999. These increases primarily reflected higher levels of debt due to the addition of the Occidental Contributed Business in mid-May 1998 and the issuance of Equistar's senior unsecured notes in February 1999, which carry a higher fixed interest rate. Other income of $46 million in the second quarter and first six months of 1999 primarily consists of net gains on asset sales, including the sale of the compounds and concentrates business on April 30, 1999.

                           LYONDELL-CITGO REFINING LP


REFINING SEGMENT

SECOND QUARTER 1999 VERSUS FIRST QUARTER 1999

LCR had a pretax loss of $38 million in the second quarter 1999 compared to pretax income of $15 million in the first quarter 1999. LCR operating results in the second quarter 1999 were primarily impacted by costs and lower processing rates related to operating unit outages and, to a lesser extent, by reduced allocations of Venezuelan extra heavy crude oil. The outages involved one of two coker units and a fluid catalytic cracker unit. The shutdown of the coker unit from May 7 until the end of June substantially limited LCR's ability to process the extra heavy crude oil under the Crude Supply Agreement with PDVSA Oil. Total crude oil processing rates averaged 202,000 barrels per day in the second quarter 1999 compared to 255,000 barrels per day in the first quarter 1999. Insurance recoveries related to the production unit outages are not expected to be received until at least the fourth quarter 1999. In addition, LCR is pursuing claims against responsible third parties.


1999 VERSUS 1998

The following table sets forth average daily sales volumes for LCR's refined products:

                                                     FOR THE THREE MONTHS ENDED                    FOR THE SIX MONTHS ENDED
                                                               JUNE 30                                     JUNE 30
                                              --------------------------------------      ---------------------------------------
THOUSAND BARRELS PER DAY                             1999                  1998                  1999                   1998
------------------------                      ----------------      ----------------      ----------------      -----------------
Refined products:
     Gasoline                                              104                   118                   110                    121
     Diesel and heating oil                                 57                    85                    61                     74
     Jet fuel                                               15                    12                    16                     15
     Aromatics                                              10                    10                     9                     10
     Other refined products                                 85                   107                   103                    100
                                              ----------------      ----------------      ----------------      -----------------
          Total refined products volumes                   271                   332                   299                    320
                                              ================      ================      ================      =================

The following table sets forth average daily processing rates at the Refinery:

                                                     FOR THE THREE MONTHS ENDED                    FOR THE SIX MONTHS ENDED
                                                               JUNE 30                                     JUNE 30
                                              --------------------------------------      ---------------------------------------
THOUSAND BARRELS PER DAY                             1999                  1998                  1999                   1998
------------------------                      ----------------      ----------------      ----------------      -----------------
Crude processing rates:
     Crude Supply Agreement--coked                         149                   223                   177                    229
     Other heavy crude oil--coked                           14                    --                    11                     --
     Other crude oil                                        39                    22                    40                     20
                                              ----------------      ----------------      ----------------      -----------------
          Total crude oil                                  202                   245                   228                    249
                                              ================      ================      ================      =================

REVENUES--Revenues for LCR were $482 million in the second quarter 1999 compared to $527 million in the second quarter 1998 and $914 million in the first six months 1999 compared to $1.1 billion in the 1998 period. The decreases in the 1999 periods primarily resulted from lower processing rates as a result of the outages in the second quarter 1999 and lower industry prices for refined products. Sales prices declined in response to lower industry raw material (crude oil) prices in the first six months 1999 versus the 1998 period.

OPERATING INCOME--LCR had a pretax operating loss of $28 million in the second quarter 1999 compared to pretax income of $39 million in the second quarter 1998 and a pretax operating loss of $4 million in the first six months of 1999 compared to pretax income of $104 million in the first six months of 1998. The decreases primarily reflected the effects of the operating unit outages, reduced allocations of extra heavy Venezuelan crude oil, and lower margins on crude oil purchased in the spot market.

FINANCIAL CONDITION

OPERATING ACTIVITIES--Lyondell's cash provided by operating activities totaled $145 million in the first six months of 1999, compared to an operating cash outflow of $100 million in the first six months of 1998. Cash provided by operating activities in 1999 included customer advances and tax refunds. During the second quarter 1999, working capital increased due to the repurchase of $65 million of accounts receivable previously sold under a three-year receivables purchase agreement. Cash used by operations in the 1998 period reflected the payment of accounts payable retained by Lyondell after the December 1997 formation of Equistar.

INVESTING ACTIVITIES--Lyondell made capital expenditures of $75 million in the first six months of 1999. Joint venture capital expenditures were $76 million by Equistar, $32 million by LCR and $15 million by LMC. Lyondell's pro rata share of the joint ventures' total capital expenditures was $62 million. Lyondell's 1999 capital budget is $273 million, including its $123 million pro rata share of the joint ventures' capital budgets.

Distributions in excess of earnings for the first six months of 1999 were $55 million, including $11 million by Equistar and $41 million by LCR. Lyondell loaned $24 million to LCR for capital, maintenance and environmental projects in the first six months of 1999 and contributed $14 million to LMC to fund first quarter 1999 turnaround expenditures and working capital requirements.

FINANCING ACTIVITIES--During May 1999, Lyondell amended its $7 billion Credit Facility. The Credit Facility amendments provided the lenders with additional collateral, re-priced the existing loans to reflect then market rates and revised certain financial covenants. Also in May 1999, Lyondell issued 40.25 million shares of common stock, receiving net proceeds of $736 million.
Lyondell also issued $500 million of senior subordinated notes and $1.9 billion of senior secured notes. Lyondell borrowed additional amounts under the amended Credit Facility through the Credit Facility's new $850 million, seven-year
Term Loan E and the Credit Facility's new $150 million Term Loan F, maturing December 31, 2003. Lyondell used the proceeds to retire the $1.25 billion principal amount of Term Loan C, maturing June 30, 1999, and the $2 billion principal amount of Term Loan D, maturing June 30, 2000, and to partially repay principal amounts outstanding under Term Loans A and B under the Credit Facility. Unamortized debt issuance costs and amendment fees of $31 million after tax were written off and reported as an extraordinary loss on extinguishment of debt in the second quarter 1999.

The amended Credit Facility requires Lyondell to issue $470 million of subordinated notes (or more junior securities) by June 2002. The requirement to issue $470 million of subordinated notes will be reduced by $2 for each $1 of equity securities issued by Lyondell, and will be eliminated if Lyondell achieves either (1) a specified total debt to adjusted EBITDA ratio, as defined, or (2) a specified credit rating for its senior unsecured debt.

The Company paid regular quarterly dividends of $.225 per share of common stock in the first two quarters of 1999 for a total of $43 million.

In February 1999, Equistar completed an offering of senior unsecured notes in the principal amount of $900 million. The proceeds were primarily used to refinance existing indebtedness of Equistar.

CURRENT BUSINESS OUTLOOK

For the intermediate chemicals and derivatives segment, management expects continued stable overall volumes for core products, PO, PO derivatives and TDI, in 1999. Lyondell has announced plans to add 275 million pounds per year of BDO capacity in The Netherlands and expand polyols capacity by over 50% to 500 million pounds per year at Channelview, Texas. Lyondell will pursue price increases to offset recent increases in raw materials costs. Oversupply in the SM markets continues with some industry sources projecting that recovery may take at least two years. Industry consolidation and the delay of new capacity additions may accelerate the recovery. MTBE margins may be affected in the short term by rising costs of butane, a raw material. Lyondell does not expect that recent proposals to phase out or reduce the use of MTBE in oxygenated gasoline will have a significant impact on MTBE margins and volumes in 1999 or 2000.

The petrochemicals segment is currently benefiting from strong U.S. ethylene demand and tight supply. The demand is driven by continued expansion of the U.S. economy, rebuilding of industry inventory levels, and improving Asia Pacific demand. Supply has been affected by plant outages, including those at Equistar. Management expects that third quarter price increases will be offset by higher costs of raw materials. Fourth quarter margins will depend on the rates of economic growth and industry capacity utilization.

The polymers segment continues to experience strong demand growth. Industry sources project that U.S. demand for polyethylene will grow by five to six percent annually through 2003. Management expects third quarter polymers margins to improve as sales prices increase faster than raw materials costs. Equistar will complete construction of a new 480 million pounds per year high-density polyethylene line at its Matagorda, Texas plant in the third quarter and begin production early in the fourth quarter.

LCR's coker production units and fluid catalytic cracker, which were down for part of the second quarter of 1999, are back in service. Management expects slightly higher third quarter 1999 operating rates compared to the second quarter, as inventories of crude oil are reduced. Very low industry refining margins will likely continue to affect LCR's business and results of operations during the remainder of 1999. Third and fourth quarter operating results will also continue to reflect the effects of reductions in crude oil allocations by PDVSA Oil as a result of an OPEC agreement to limit oil production. See Note 9 of Notes to Consolidated Financial Statements. Reduced PDVSA Oil allocations of crude oil as a result of OPEC actions or short deliveries for other reasons (which have occurred from time to time), force LCR either to purchase a portion of its crude oil in the spot market or reduce operating rates, both of which negatively affect pretax income and cash flow.

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

Equistar and LCR have replaced many of their business information computer systems (including systems operated by Equistar for LMC). The new systems, based on enterprise software from SAP America, Inc. ("SAP"), replace older business systems and allow employees at different locations to share financial and operating information more effectively. LCR completed its transition to SAP systems during the first quarter 1999. Equistar completed implementation of its SAP project in the second quarter 1999. The new systems and software are Year 2000 compliant, thus addressing the majority of the Company's Year 2000 business system requirements. Lyondell has elected to continue with the repair and remediation for the majority of systems of LCWI for the near term.

The Company has a Year 2000 Executive Sponsor Team with representatives of Lyondell, Equistar and LCR. The Year 2000 Executive Sponsor Team is providing oversight to individual Year 2000 Steering Committees within each organization. Each Steering Committee has substantially completed an assessment of the state of readiness of the IT and non-IT systems of the Company and its joint ventures within the scope of the project. These assessments cover manufacturing systems, including laboratory information systems and field instrumentation, and significant third party vendor and supplier systems, including employee compensation and benefit plan maintenance systems. The Steering Committees are also in the process of assessing the readiness of significant customers and suppliers.

The Year 2000 assessment process for each organization consists of an inventory of Year 2000 sensitive equipment, an assessment of the impact of possible failures, determination of the required remediation actions, and testing and implementation of solutions. The inventory, assessment and remediation phases were substantially completed in the first quarter 1999. Completion of testing and final implementation will take place in the remainder of 1999. The progress of these phases as of June 30, 1999 is summarized as follows:

Chart showing the percentage of completion of the inventory, assessment, remediation, testing and implementation phases of the Year 2000 assessment process for each of Lyondell, Equistar and LCR. The percentage of completion is indicated in the table below:

                    Lyondell Enterprise Year 2000 Readiness
                              As of June 30, 1999

          Inventory  Assessment  Remediation  Testing  Implementation
Lyondell    99%         99%          98%        86%          93%
Equistar    99%         99%          99%        95%          87%
LCR         99%         99%          99%        91%          87%


As of June 30, 1999, Year 2000 spending by the Company, Equistar and LCR for the replacement of both IT and non-IT systems is summarized as follows:

       MILLIONS OF DOLLARS                       Lyondell   Equistar   LCR
       -------------------                       --------   --------   ---
       Spending through June 30, 1999.........        $10        $ 5    $1
       Estimated additional spending..........          3          8     3
                                                      ---        ---    --
           Total estimated spending...........        $13        $13    $4
                                                      ===        ===    ==
       Lyondell share of estimated spending...        $13        $ 5    $2
                                                      ===        ===    ==

The total spending of $30 million for all three organizations represents an estimate within a range between $24 million and $32 million, of which the Company's proportionate share would be $17 million to $22 million. The estimated amount does not include costs incurred in connection with the implementation of SAP-related software. These spending estimates are continuously refined as phases of the assessment process are completed. Spending is funded by cash generated from operations. Preliminary estimates indicate that approximately 10% to 12% of the estimated spending could qualify for capitalization.

Management believes that all significant systems controlled by the Company will be Year 2000 ready in the last half of 1999. The Company's operations are dependent on a continuous supply of key services from raw material suppliers and utility and transportation providers. While the Steering Committees are assessing the readiness of third party customers and suppliers, there can be no assurance that third parties with a significant business relationship will successfully test, reprogram, and replace all of their IT and non-IT systems on a timely basis. The Company has substantially completed contingency plan preparation with the assistance of an outside consultant. These plans are intended to avoid material interruption of core business operations through the year 2000 and beyond, while ensuring safe operations and responsible financial performance. The contingency planning involved an analysis of critical business processes and an identification of the most likely threats to these processes. Solutions and alternatives have been developed for these internal or external threats. Final testing of these plans will be completed in the last half of the year.

There is inherent uncertainty in the Year 2000 problem due to the possibility of unanticipated failures by third party customers and suppliers. Accordingly, the Company is unable, at this time, to assess the extent and resulting materiality of the impact of possible Year 2000 failures on its operations, liquidity or financial position. In a worst case scenario, controlled plant shutdowns using the Company's standard shutdown procedures might be necessitated by failures of utility providers or suppliers affecting plant operability. Such events could have a material adverse effect on the Company's operations, liquidity or financial position. Management believes that the completion of the assessment and remediation phases of the Year 2000 assessment process has significantly reduced the probability of any major disruptions of Company operations.


ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. Subsequently, the FASB delayed the effective date by one year. The statement is effective for the Company's calendar year 2001 with early adoption permitted. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending upon whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings. The Company is currently evaluating the effect of SFAS No. 133.


ITEM 3.  DISCLOSURE OF MARKET RISK.

In the period ended June 30, 1999, the Company's exposure to market risks (as such risks are described in Item 7a of its Annual Report on Form 10-K for the year ended December 31, 1998) has not changed materially, except for the settlement of the Treasury Locks in the second quarter of 1999. See Item 7a of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
          27      Financial Data Schedule.

     (b)  Reports on Form 8-K

     The following Current Reports on Form 8-K were filed during the quarter ended June 30, 1999 and through the date hereof:

              Date of Report      Item No.     Financial Statements
              --------------      --------     --------------------
              August 16, 1999       5, 7               Yes
              June 29, 1999         5, 7               Yes
              May 11, 1999          5, 7                No
              April 19, 1999        5, 7                No
              April 1, 1999         5, 7                No

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   Lyondell Chemical Company


Dated:   August 16, 1999                           /s/  KELVIN R. COLLARD
                                                   ---------------------------
                                                         Kelvin R. Collard
                                                   Vice President and Controller
                                                   (Duly Authorized Officer and
                                                   Principal Accounting Officer)