Form 10-Q
period 1999-09-30
LYONDELL CHEMICAL CO
filed 1999-11-15
CIK 842635

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 -------------

                                   FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

                                       OR

[_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ........... to ...............

                         Commission file number 1-10145

                              -------------------

                           LYONDELL CHEMICAL COMPANY
             (Exact name of registrant as specified in its charter)

                              -------------------

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

                              -------------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

 Number of shares of Common Stock, $1.00 par value, outstanding as of September
                             30, 1999: 117,594,086

                         PART I.  FINANCIAL INFORMATION

                           LYONDELL CHEMICAL COMPANY

             ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                       CONSOLIDATED STATEMENTS OF INCOME


                                                         FOR THE THREE MONTHS ENDED                 FOR THE NINE MONTHS ENDED
                                                                SEPTEMBER 30                              SEPTEMBER 30
                                                  -------------------------------------      -------------------------------------
MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA               1999                 1998                  1999                 1998
------------------------------------------        ----------------     ----------------      -----------------      --------------
SALES AND OTHER OPERATING REVENUES                           $ 976                $ 566                $2,685                $ 566
OPERATING COSTS AND EXPENSES:
     Cost of sales                                             771                  408                 2,052                  408
     Selling, general and administrative expenses               63                   45                   186                   56
     Research and development expense                           14                   10                    43                   10
     Amortization of goodwill and other
      intangibles                                               28                   16                    75                   16
     Unusual charges                                            --                   57                    --                   61
                                                            ------               ------               -------              -------
                                                               876                  536                 2,356                  551
                                                            ------               ------               -------              -------
     Operating income                                          100                   30                   329                   15

Interest expense                                              (156)                (119)                 (451)                (132)
Interest income                                                 12                    7                    27                   14
Other income, net                                                2                    1                     9                    6
                                                            ------               ------               -------              -------
     Loss before equity investments,
          income taxes and extraordinary item                  (42)                 (81)                  (86)                 (97)
                                                            ------               ------               -------              -------
INCOME FROM EQUITY INVESTMENTS:
     Equistar Chemicals, LP                                     24                   22                    63                  129
     LYONDELL-CITGO Refining LP                                 14                   35                     5                   89
     Other                                                       2                   --                     1                    6
                                                            ------               ------               -------              -------
                                                                40                   57                    69                  224
                                                            ------               ------               -------              -------
     Income (loss) before income
          taxes and extraordinary item                          (2)                 (24)                  (17)                 127
Provision for (benefit from) income taxes                       11                   (9)                    5                   48
                                                            ------               ------               -------              -------
     Income (loss) before extraordinary item                   (13)                 (15)                  (22)                  79
Extraordinary loss on extinguishment
     of debt, net of income taxes                               (4)                  --                   (35)                  --
                                                            ------               ------               -------              -------
NET INCOME (LOSS)                                            $ (17)               $ (15)               $  (57)               $  79
                                                            ======               ======               =======              =======
BASIC AND DILUTED EARNINGS PER SHARE:
     Income (loss) before extraordinary item                 $(.11)               $(.20)               $ (.22)               $1.00
     Extraordinary loss                                       (.03)                  --                  (.35)                  --
                                                            ------               ------               -------              -------
     Net income (loss)                                       $(.14)               $(.20)               $ (.57)               $1.00
                                                            ======               ======               =======              =======



                See Notes to Consolidated Financial Statements.

                           LYONDELL CHEMICAL COMPANY

                          CONSOLIDATED BALANCE SHEETS


                                                                               SEPTEMBER 30               DECEMBER 31
MILLIONS OF DOLLARS, EXCEPT PAR VALUE DATA                                         1999                       1998
------------------------------------------                               --------------------       --------------------
ASSETS
Current assets:
     Cash and cash equivalents                                                     $  258                     $  233
     Accounts receivable, net                                                         594                        479
     Inventories                                                                      501                        550
     Prepaid expenses and other current assets                                         22                         64
                                                                                 --------                   --------
          Total current assets                                                      1,375                      1,326

Property, plant and equipment, net                                                  4,376                      4,511
Investments and long-term receivables:
     Investment in Equistar Chemicals, LP                                             652                        660
     Receivable from LYONDELL-CITGO Refining LP                                       259                        231
     Investment in LYONDELL-CITGO Refining LP                                          14                         84
     Other investments and long-term receivables                                      128                        103
Goodwill, net                                                                       1,479                      1,430
Deferred charges and other assets                                                     839                        880
                                                                                 --------                   --------
Total assets                                                                       $9,122                     $9,225
                                                                                 ========                   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                              $  258                     $  253
     Current maturities of long-term debt                                              20                      1,603
     Other accrued liabilities                                                        470                        481
                                                                                 --------                   --------
          Total current liabilities                                                   748                      2,337

Long-term debt, less current maturities                                             6,256                      5,391
Other liabilities and deferred credits                                                332                        294
Deferred income taxes                                                                 480                        413
Commitments and contingencies
Minority interest                                                                     195                        216
Stockholders' equity:
     Preferred stock, $.01 par value, 80,000,000 shares
       authorized, none outstanding                                                    --                         --
     Common stock, $1.00 par value, 250,000,000 shares
       authorized, 120,250,000 and 80,000,000 issued, respectively                    120                         80
     Additional paid-in capital                                                       854                        158
     Retained earnings                                                                257                        387
     Accumulated other comprehensive income (loss)                                    (46)                        32
     Treasury stock, at cost, 2,655,914 and 2,978,203 shares,
      respectively                                                                    (74)                       (83)
                                                                                 --------                   --------
          Total stockholders' equity                                                1,111                        574
                                                                                 --------                   --------
Total liabilities and stockholders' equity                                         $9,122                     $9,225
                                                                                 ========                   ========



                See Notes to Consolidated Financial Statements.

                           LYONDELL CHEMICAL COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      FOR THE NINE MONTHS ENDED
                                                                                            SEPTEMBER 30
                                                                         -----------------------------------------------
MILLIONS OF DOLLARS                                                                1999                      1998
-------------------                                                      --------------------       --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                                                $   (57)                   $    79
     Adjustments to reconcile net (loss) income
       to net cash provided by operating activities,
       net of the effects of deconsolidation of affiliate:
          Depreciation and amortization                                                   244                         65
          Unusual charges                                                                  --                         61
          Extraordinary item                                                               35                         --
          Deferred income taxes                                                             3                         26
          Increase in accounts receivable                                                (143)                        (5)
          Decrease (increase) in inventories                                               37                        (34)
          Increase (decrease) in accounts payable                                          13                       (196)
          Net change in other working capital accounts                                     52                         16
          Other, net                                                                       46                        118
                                                                                   ----------                 ----------
               Net cash provided by operating activities                                  230                        130
                                                                                   ----------                 ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of ARCO Chemical Company, net of cash acquired                               --                     (5,923)
     Expenditures for property, plant and equipment                                       (90)                       (28)
     Distributions from affiliates in excess of earnings                                   82                        404
     Contributions and advances to affiliates                                             (45)                       (35)
     Deconsolidation of affiliate                                                          --                        (11)
                                                                                   ----------                 ----------
               Net cash used in investing activities                                      (53)                    (5,593)
                                                                                   ----------                 ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of long-term debt                                           3,400                      6,500
     Payment of debt issuance costs                                                      (107)                      (130)
     Repayments of long-term debt                                                      (4,117)                      (563)
     Issuance of common stock                                                             736                         --
     Dividends paid                                                                       (70)                       (53)
     Net decrease in short-term debt                                                       --                       (100)
     Repurchase of common stock                                                            --                        (59)
     Other                                                                                  8                         --
                                                                                   ----------                 ----------
               Net cash (used in) provided by financing activities                       (150)                     5,595
                                                                                   ----------                 ----------
Effect of exchange rate changes on cash                                                    (2)                        (1)
                                                                                   ----------                 ----------
INCREASE IN CASH AND CASH EQUIVALENTS                                                      25                        131
Cash and cash equivalents at beginning of period                                          233                         86
                                                                                   ----------                 ----------
Cash and cash equivalents at end of period                                            $   258                    $   217
                                                                                   ==========                 ==========



                See Notes to Consolidated Financial Statements.

                           LYONDELL CHEMICAL COMPANY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.  BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included. For further information, refer to the Consolidated Financial Statements and notes thereto for the year ended December 31, 1998 included in the Lyondell Chemical Company ("Lyondell" or "Company") 1998 Annual Report on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Certain amounts from prior periods have been reclassified to conform to the current period presentation.

The accompanying Consolidated Statements of Income for the three and nine-month periods ended September 30, 1999 include the operating results of Lyondell Chemical Worldwide, Inc., formerly ARCO Chemical Company ("LCWI" or "ARCO Chemical"), acquired by the Company as of July 28, 1998, and the Company's income from equity investments in Equistar Chemicals, LP ("Equistar"), LYONDELL-CITGO Refining LP ("LCR") and Lyondell Methanol Company, L.P. ("LMC"). The accompanying Consolidated Statements of Income for the three and nine-month periods ended September 30, 1998 include two months of operating results for LCWI and the Company's income from equity investments in Equistar, LCR and LMC.

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

3.  EQUITY INTEREST IN EQUISTAR CHEMICALS, LP

Equistar was formed on December 1, 1997 as a joint venture between the Company and Millennium Chemicals Inc. ("Millennium"), to own and operate the businesses contributed by the partners. Lyondell contributed substantially all of the assets of its petrochemicals and polymers business segments, while Millennium contributed substantially all of the assets of its polyethylene and related products, performance polymers and ethyl alcohol businesses, which had been held in Millennium Petrochemicals Inc., a wholly owned subsidiary of Millennium. On May 15, 1998, the ethylene, propylene and ethylene oxide and derivatives businesses of Occidental Chemical Corporation ("Occidental Contributed Business"), a subsidiary of Occidental Petroleum Corporation ("Occidental"), were contributed to Equistar. The joint venture is structured as a Delaware limited partnership owned by subsidiaries of the Company, Millennium and Occidental ("Partners").

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

Summarized financial information for Equistar is as follows:

                                            SEPTEMBER 30       DECEMBER 31
MILLIONS OF DOLLARS                             1999               1998
-------------------                         ------------       -----------
BALANCE SHEETS
Total current assets                            $1,211             $1,127
Property, plant and equipment, net               4,010              4,075
Goodwill, net                                    1,128              1,151
Deferred charges and other assets                  320                312
                                               -------            -------
Total assets                                    $6,669             $6,665
                                               =======            =======

Current maturities of long-term debt            $   42             $  150
Other current liabilities                          578                485
Long-term debt, less current maturities          2,169              1,865
Capital lease obligations                           --                205
Other liabilities and deferred credits              87                 75
Partners' capital                                3,793              3,885
                                               -------            -------
Total liabilities and partners' capital         $6,669             $6,665
                                               =======            =======

                                                       FOR THE THREE MONTHS ENDED                   FOR THE NINE MONTHS ENDED
                                                              SEPTEMBER 30                                SEPTEMBER 30
                                                -------------------------------------       -------------------------------------
                                                        1999                 1998                   1999                 1998
                                                ----------------     ----------------       ----------------     ----------------
STATEMENTS OF INCOME
Sales and other operating revenues                     $1,471               $1,149                 $3,783               $3,263
Cost of sales                                           1,323                1,002                  3,397                2,741
Other operating costs and expenses                         72                   74                    223                  225
Restructuring and other unusual charges                    --                    4                     --                    5
                                                    ---------             --------              ---------           ----------
Operating income                                           76                   69                    163                  292
Interest expense, net                                     (42)                 (40)                  (127)                 (98)
Other income, net                                           1                   --                     47                   --
                                                    ---------             --------              ---------           ----------
Net income                                             $   35               $   29                 $   83               $  194
                                                    =========             ========              =========           ==========

SELECTED CASH FLOW INFORMATION
Depreciation and amortization                          $   76               $   72                 $  222               $  201
Expenditures for property, plant and equipment             36                   46                    112                  111

Lyondell's "Income from equity investments" in Equistar as presented in the Consolidated Statements of Income consists of the Company's share of Equistar's net income and the accretion of the difference between Lyondell's investment and its underlying equity in Equistar's net assets.

4.   EQUITY INTEREST IN LYONDELL-CITGO REFINING LP

In July 1993, LCR was formed to own and operate the Company's refining business. LCR is structured as a Delaware limited partnership (formerly a Texas limited liability company) owned by subsidiaries of the Company and CITGO. The participation interests are currently 58.75% and 41.25% for the Company and CITGO, respectively. Net income before depreciation expense for the period is allocated to the partners based upon participation interests. Depreciation expense is allocated to the partners based upon contributed assets.

Summarized financial information for LCR is as follows:

                                            SEPTEMBER 30        DECEMBER 31
MILLIONS OF DOLLARS                             1999                1998
-------------------                         ------------        -----------
BALANCE SHEETS
Total current assets                           $  223              $  197
Property, plant and equipment, net              1,351               1,370
Deferred charges and other assets                  64                  70
                                               ------              ------
Total assets                                   $1,638              $1,637
                                               ======              ======
Current maturities of long-term debt           $  450              $   --
Other current liabilities                         273                 203
Long-term debt, less current maturities           315                 717
Other liabilities and deferred credits             62                  68
Partners' capital                                 538                 649
                                               ------              ------
Total liabilities and partners' capital        $1,638              $1,637
                                               ======              ======

                                                    FOR THE THREE MONTHS ENDED            FOR THE NINE MONTHS ENDED
                                                           SEPTEMBER 30                         SEPTEMBER 30
                                                --------------------------------      ---------------------------------
                                                     1999              1998                1999              1998
                                                -------------     -------------       ---------------    --------------
STATEMENTS OF INCOME
Sales and other operating revenues                      $ 780             $ 499              $1,694            $1,555
Cost of sales                                             735               413               1,619             1,329
Selling, general and administrative expenses               13                21                  47                57
                                                -------------     -------------       -------------     -------------
Operating income                                           32                65                  28               169
Interest expense, net                                     (11)              (11)                (31)              (32)
State income tax benefit                                   --                --                   1                --
                                                -------------     -------------       -------------     -------------
Net income (loss)                                       $  21             $  54              $   (2)           $  137
                                                =============     =============       =============     =============
SELECTED CASH FLOW INFORMATION
Depreciation and amortization                           $  26             $  26              $   78            $   72
Expenditures for property, plant and equipment             11                13                  43                43


5.  INCOME TAXES

During the third quarter 1999 Lyondell revised its 1999 estimated effective tax rate from 41.5% to 20%, reducing the estimated tax benefit on Lyondell's 1999 net loss. This resulted in an $11 million tax provision in the third quarter 1999 despite a pretax loss of $2 million. It also resulted in a $4 million unfavorable adjustment of tax benefits related to the second quarter 1999 extraordinary loss on early extinguishment of debt. The downward revision of the 1999 estimated effective tax rate primarily resulted from the impact of the extraordinary loss and lower than forecasted domestic earnings. Excluding the extraordinary loss and related tax benefit, a tax provision rate of approximately 29% resulted in a tax provision of $5 million on Lyondell's pretax loss of $17 million. The tax provision rate of 29% reflects the effect of foreign income tax provisions that were not offset by domestic federal income tax benefits.

6.  EXTRAORDINARY ITEM

During the second quarter 1999, Lyondell retired debt in the principal amount of $4 billion prior to maturity. Unamortized debt issuance costs and amendment fees of $54 million, less a tax benefit of $23 million, were written off and reported as an extraordinary loss on extinguishment of debt in the second quarter 1999. Previously, these costs and fees had been deferred and were being amortized to interest expense.

During the third quarter 1999, Lyondell reduced by $4 million the $23 million tax benefit recognized in the second quarter 1999 related to the extraordinary loss. The $4 million reduction of the tax benefit reflected a change in the estimated effective tax rate for 1999.

7.  INVENTORIES

The components of inventories consisted of the following:

                                       SEPTEMBER 30         DECEMBER 31
MILLIONS OF DOLLARS                        1999                 1998
-------------------                    ------------         -----------
Finished goods                             $ 403              $ 459
Work-in-process                               20                 18
Raw materials                                 40                 34
Materials and supplies                        38                 39
                                           -----              -----
     Total inventories                     $ 501              $ 550
                                           =====              =====


8.  PROPERTY, PLANT AND EQUIPMENT, NET

The components of property, plant and equipment, at cost, and the related accumulated depreciation consisted of the following:

                                             SEPTEMBER 30      DECEMBER 31
MILLIONS OF DOLLARS                              1999              1998
-------------------                          -------------     -----------
Land                                            $   34           $   19
Manufacturing facilities and equipment           4,435            4,470
Construction in progress                           123               98
                                                ------           ------
     Total property, plant and equipment         4,592            4,587
Less accumulated depreciation                      216               76
                                                ------           ------
     Property, plant and equipment, net         $4,376           $4,511
                                                ======           ======

9.  LONG-TERM DEBT

During May 1999, Lyondell amended its $7 billion credit facility. The credit facility amendments provided the lenders with additional collateral, re-priced the existing loans to reflect then market interest rates and revised certain financial covenants. Also in May 1999, Lyondell issued 40.25 million shares of common stock, receiving net proceeds of $736 million. Lyondell also issued $500 million of senior subordinated notes and $1.9 billion of senior secured notes. Lyondell borrowed additional amounts under the amended credit facility through the credit facility's new $850 million Term Loan E, maturing June 30, 2006 and the credit facility's new $150 million Term Loan F, maturing December 31, 2003. Lyondell used the proceeds to retire the $1.25 billion principal amount of Term

Loan C, maturing June 30, 1999, and the $2 billion principal amount of Term Loan D, maturing June 30, 2000, and to partially repay principal amounts outstanding under Term Loans A and B under the credit facility.

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

The indentures under which the senior secured notes and the senior subordinated notes were issued contain covenants that restrict the ability of Lyondell and its subsidiaries to (i) incur additional debt or issue subsidiary preferred stock, (ii) increase dividends on Lyondell capital stock, (iii) redeem or repurchase capital stock or repurchase subordinated debt, (iv) engage in transactions with affiliates, except on an arms-length basis, (v) create liens or engage in sale and leaseback transactions, (vi) make some types of investments and sell assets, and (vii) consolidate or merge with, or sell substantially all of its assets to, another person. Some of the covenants will no longer apply if the notes achieve specified credit ratings. The notes are unconditionally guaranteed by certain Lyondell subsidiaries (see Note 14).

Long-term debt at September 30, 1999 and December 31, 1998 consisted of the following:

                                                  SEPTEMBER 30    DECEMBER 31
MILLIONS OF DOLLARS                                    1999          1998
-------------------                               ------------    -----------
Term Loan A                                           $1,095        $1,852
Term Loan B                                            1,158         1,248
Term Loan C                                               --         1,250
Term Loan D                                               --         2,000
Term Loan E                                              846            --
Term Loan F                                              149            --
Senior Secured Notes, Series A due 2007, 9.625%          900            --
Senior Secured Notes, Series B due 2007, 9.875%        1,000            --
Senior Subordinated Notes due 2009, 10.875%              500            --
Debentures due 2000, 9.9%                                200           200
Debentures due 2005, 9.375%                              100           100
Debentures due 2010, 10.25%                              100           100
Debentures due 2020, 9.8%                                224           224
Other                                                      4            20
                                                   ---------       -------
     Total long-term debt                              6,276         6,994
Less current maturities                                   20         1,603
                                                   ---------       -------
     Long-term debt, net                              $6,256        $5,391
                                                   =========       =======

The Term Loans currently bear interest at the following variable rates: (i) Term Loan A - LIBOR plus 3.25%; (ii) Term Loan B - LIBOR plus 3.75%; (iii) Term Loan E - LIBOR plus 3.875%; and (iv) Term Loan F - LIBOR plus 3.5%.

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

10.  COMMITMENTS AND CONTINGENCIES

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

Crude Supply Agreement--LCR has a long-term crude supply agreement ("Crude Supply Agreement") with Lagoven, S.A., now known as PDVSA Petroleo y Gas, S.A. ("PDVSA Oil"), an affiliate of CITGO. Under the Crude Supply Agreement, LCR is required to purchase, and PDVSA Oil is generally required to sell, up to 230,000 barrels per day of extra heavy Venezuelan crude oil. PDVSA Oil has the right, but not the obligation, to supply incremental amounts above 230,000 barrels per day. Depending upon market conditions, a breach or termination of LCR's Crude Supply Agreement could adversely affect LCR, and therefore, Lyondell. In the event of certain force majeure conditions, including governmental or other actions restricting or otherwise limiting PDVSA Oil's ability to perform its obligations, LCR may seek alternative crude supply arrangements. Any such alternative arrangements may not be as beneficial as the Crude Supply Agreement. Currently, alternative crude oils with similar margins are not available for purchase by LCR. Furthermore, the breach or termination of the Crude Supply Agreement would require LCR to purchase all or a portion of its crude oil feedstocks in the merchant market and would subject LCR to significant volatility and price fluctuations.

In late April 1998, LCR received notification from PDVSA Oil of reduced allocations of crude oil related to announced OPEC production cuts. LCR began receiving the reduced allocations of crude oil from PDVSA Oil in August 1998. Following the March 1999 OPEC agreement to limit production, LCR was advised by PDVSA Oil in May 1999 of a further reduction in the allocations of crude oil supplied under the Crude Supply Agreement. In addition, PDVSA Oil has reduced crude oil deliveries and has made payments in respect thereof.

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

In connection with the acquisition of ARCO Chemical, the Company succeeded, indirectly, to a cross-indemnity agreement with ARCO whereby ARCO Chemical indemnified ARCO against certain claims or liabilities that ARCO may incur relating to ARCO's former ownership and operation of the businesses of ARCO Chemical ("Former ARCO Businesses"), including liabilities under laws relating to the protection of the environment and the workplace, and liabilities arising out of certain litigation. As part of the agreement, ARCO indemnified ARCO

Chemical with respect to claims or liabilities and other matters of litigation not related to the Former ARCO Businesses. ARCO also indemnified ARCO Chemical for certain federal, foreign, state, and local taxes that might be assessed upon audit of the operations of the Former ARCO Businesses for periods prior to July 1, 1987.

Indemnification Arrangements Relating to Equistar--Lyondell, Millennium Petrochemicals and certain subsidiaries of Occidental have each agreed to provide certain indemnifications to Equistar with respect to the petrochemicals and polymers businesses contributed by the Partners. In addition, Equistar agreed to assume third party claims that are related to certain pre-closing contingent liabilities asserted prior to December 1, 2004 for Lyondell and Millennium, and May 15, 2005 for Occidental, to the extent the aggregate thereof does not exceed $7 million to each of Lyondell, Millennium and Occidental, subject to certain terms of the respective Asset Contribution Agreements. From inception through September 30, 1999, Equistar expensed approximately $3 million under the $7 million indemnification agreement with respect to the business contributed by Lyondell.

Environmental--Lyondell's policy is to be in compliance with all applicable environmental laws. Lyondell is subject to extensive environmental laws and regulations concerning emissions to the air, discharges to surface and subsurface waters and the generation, handling, storage, transportation, treatment and disposal of waste materials. Some of these laws and regulations are subject to varying and conflicting interpretations. In addition, Lyondell cannot accurately predict future developments, such as increasingly strict environmental laws and inspection and enforcement policies, as well as higher compliance costs arising therefrom, which might affect the handling, manufacture, use, emission or disposal of products, other materials or hazardous and non-hazardous waste.

Pursuant to the terms of the Revised Cross-Indemnity Agreement, Lyondell is currently contributing funds to the clean up of one waste site (Brio, located near Houston, Texas) under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as amended and the Superfund Amendments and Reauthorization Act of 1986. Lyondell has also been named, along with several other companies, as a potentially responsible party for another CERCLA site near Houston, Texas. Lyondell is also subject to certain assessment and remedial actions at the Refinery under the Resource Conservation and Recovery Act ("RCRA"). In addition, Lyondell has negotiated an order with the Texas Natural Resource Conservation Commission ("TNRCC") for assessment and remediation of groundwater and soil contamination at the Refinery.

As part of the acquisition of ARCO Chemical, Lyondell assumed ARCO Chemical's environmental liability related to potential future remediation costs associated with known ARCO Chemical sites. The liability under RCRA and various state and foreign government regulations relates to six current plant sites, two former plant sites and one research site. Under CERCLA, the liability relates to one federal site. Further, as a result of the acquisition, Lyondell is involved in administrative proceedings or lawsuits relating to a minimal number of other CERCLA sites. Lyondell estimates, based upon currently available information, that potential loss contingencies associated with these CERCLA sites, individually and in the aggregate, are not significant.

As of September 30, 1999, Lyondell has accrued $42 million related to future assessment and remediation costs associated with the above mentioned sites. The costs per site range from less than $1 million to $13 million and are expected to be incurred over the next two to seven years. In the opinion of management, there is currently no material range of loss in excess of the amount recorded for these sites. However, it is possible that new information about the sites for which the reserve has been established, new technology or future developments such as involvement in other CERCLA, RCRA, TNRCC or other comparable state or foreign law investigations, could require Lyondell to reassess its potential exposure related to environmental matters.

MTBE--Certain federal and state governmental initiatives have sought either to rescind the oxygenate requirement for reformulated gasoline or to restrict the use of MTBE. At the state level, the State of California has initiated action, pursuant to an Executive Order of the Governor and supported by recent legislation, to begin the process of reducing or limiting the use of MTBE by a date to be determined. Such action, to be effective, would require Congressional approval in the form of an amendment to the Clean Air Act. At the federal level, a blue ribbon panel appointed by the Environmental Protection Agency issued its report on July 27, 1999. That report recommended, among other things, reducing the use of MTBE in gasoline. Based on that report, the Environmental Protection Agency has indicated that it will recommend Congress amend the Clean Air Act to reduce MTBE in reformulated gasoline. These initiatives or other governmental actions could result in a significant reduction in Lyondell's MTBE sales. In addition, Lyondell has a take-or-pay contract with ARCO, which contributes significant pretax margin. If legislation is enacted or other governmental action taken, ARCO has indicated that it might attempt to invoke a force majeure provision in the contract in order to reduce the quantities of MTBE it purchases under, or to terminate the contract. Lyondell would vigorously dispute such action.

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

11.  STOCKHOLDERS' EQUITY

Common Stock--In May 1999, Lyondell issued 40.25 million shares of common stock at $19 per share. The net proceeds of $736 million were credited to "Common stock" and "Additional paid in capital" in the Consolidated Balance Sheet. Common stock outstanding increased from 77.0 million shares at December 31, 1998 to 117.6 million shares at September 30, 1999.

Basic and Diluted Earnings Per Share--Basic earnings per share ("EPS") for income (loss) before extraordinary item for the periods presented are computed based upon the weighted average number of shares outstanding for the periods. Diluted earnings per share for income (loss) before extraordinary item include the effect of outstanding stock options issued under the Executive Long-Term Incentive Plan and the Incentive Stock Option Plan. These stock options were antidilutive in 1999.

                                                        FOR THE THREE MONTHS ENDED
                                                               SEPTEMBER 30
                                 --------------------------------------------------------------------
                                                1999                                  1998
                                 -------------------------------       ------------------------------
THOUSANDS OF SHARES                   SHARES              EPS               SHARES             EPS
-------------------              -------------      ------------       -------------     ------------
Basic                                  117,554             $(.11)             77,363            $(.20)
Dilutive effect of options                  --                --                 146               --
                                 -------------      ------------       -------------     ------------
Diluted                                117,554             $(.11)             77,509            $(.20)
                                 =============      ============       =============     ============

                                                        FOR THE NINE MONTHS ENDED
                                                              SEPTEMBER 30
                                 --------------------------------------------------------------------
                                                1999                                 1998
                                 -------------------------------       ------------------------------
THOUSANDS OF SHARES                   SHARES              EPS               SHARES             EPS
-------------------              -------------      ------------       -------------     ------------
Basic                                   98,237             $(.22)             77,904            $1.00
Dilutive effect of options                  --                --                 145               --
                                 -------------      ------------       -------------     ------------
Diluted                                 98,237             $(.22)             78,049            $1.00
                                 =============      ============       =============     ============

Comprehensive Income--For the three-month and nine-month periods ended September 30, 1999, the Company had comprehensive losses of $28 million and $135 million, respectively. For the three-month and nine-month periods ended September 30, 1998, Lyondell had comprehensive income of $7 million and $101 million, respectively.

12.  SEGMENT AND RELATED INFORMATION

The Company has identified four reportable segments in which it operates: (i) intermediate chemicals and derivatives; (ii) petrochemicals; (iii) polymers; and
(iv) refining. The Company's methanol business is not a reportable segment. Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                                      INTERMEDIATE
                                                       CHEMICALS
                                                          AND
MILLIONS OF DOLLARS                                   DERIVATIVES    PETROCHEMICALS   POLYMERS   REFINING   OTHER     TOTAL
--------------------                                  ------------   --------------   --------   --------   ------   -------
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999:
Sales and other operating revenues                          $  976         $     --   $     --   $     --   $  --    $  976

Operating income                                               100                                                      100
Interest expense                                                                                             (156)     (156)
Interest income                                                                                                12        12
Other income, net                                                                                               2         2
Income from equity investments                                   2               40         11         14     (27)       40
Loss before income taxes and extraordinary item                                                                          (2)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998:
Sales and other operating revenues                             566                                                      566
Operating income                                                30                                                       30
Interest expense                                                                                             (119)     (119)
Interest income                                                                                                 7         7
Other income, net                                                                                               1         1
Income from equity investments                                                   34         14         35     (26)       57
Loss before income taxes and extraordinary item                                                                         (24)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999:
Sales and other operating revenues                           2,685                                                    2,685
Operating income                                               329                                                      329
Interest expense                                                                                             (451)     (451)
Interest income                                                                                                27        27
Other income, net                                                                                               9         9
Income from equity investments                                   5              112         19          5     (72)       69
Loss before income taxes and extraordinary item                                                                         (17)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998:
Sales and other operating revenues                             566                                                      566
Operating income                                                30                                            (15)       15
Interest expense                                                                                             (132)     (132)
Interest income                                                                                                14        14
Other income, net                                                                                               6         6
Income from equity investments                                                  141         86         89     (92)      224
Income before income taxes and extraordinary item                                                                       127

The following table presents the details of "Income from equity investments" as presented above in the "Other" column for the periods indicated:

                                                                      FOR THE THREE MONTHS               FOR THE NINE MONTHS
                                                                       ENDED SEPTEMBER 30                ENDED SEPTEMBER 30
                                                               -------------------------------    ------------------------------
MILLIONS OF DOLLARS                                                  1999               1998           1999             1998
-------------------                                            ------------       ------------    ------------    ------------
Equistar items not allocated to petrochemicals and polymers:
     Principally general and administrative expenses
          and interest expense, net                                   $ (27)             $ (26)          $ (86)          $ (98)
     Other income, net                                                   --                 --              18              --
Income (loss) from equity investment in LMC                              --                 --              (4)              6
                                                              -------------       ------------    ------------    ------------
          Total--Other                                                $ (27)             $ (26)          $ (72)          $ (92)
                                                               ============       ============    ============    ============

13.  PURCHASE OF ARCO CHEMICAL COMPANY

As of July 28, 1998, Lyondell completed its acquisition of ARCO Chemical. In connection with the acquisition, the Company accrued liabilities for costs associated with the delay of construction of the PO-11 plant, vesting of certain key manager benefits pursuant to a change of control provision, severance costs for the involuntary termination of certain headquarters employees and relocation costs for moving personnel to Lyondell's Houston headquarters. The accrued liability for these items totaled approximately $255 million at the date of acquisition. Through September 30, 1999, Lyondell had paid and charged approximately $188 million against the accrued liability.

14.  SUPPLEMENTAL GUARANTOR INFORMATION

LCWI and Lyondell Chemical Nederland, Ltd. ("LCNL") (collectively, the "Guarantors") are each Delaware corporations. LCWI is a wholly owned subsidiary of Lyondell that operates Lyondell's intermediate chemicals and derivatives business. LCNL is a wholly owned subsidiary of LCWI that operates a chemical production facility in Rotterdam, The Netherlands. LCWI and LCNL have unconditionally guaranteed the $500 million of senior subordinated notes and $1.9 billion of senior secured notes issued by Lyondell in May 1999 (see
Note 9). Separate financial statements of the Guarantors are not considered to be material to the holders of the senior subordinated notes and senior secured notes. The following condensed consolidating financial information for the three and nine-month periods ended September 30, 1999 and 1998 present supplemental information for the Guarantors:

           CONDENSED CONSOLIDATING FINANCIAL INFORMATION (UNAUDITED)

                                 BALANCE SHEET
                            AS OF SEPTEMBER 30, 1999

                                                                           NON-                            CONSOLIDATED
MILLIONS OF DOLLARS                      LYONDELL       GUARANTORS      GUARANTORS      ELIMINATIONS         LYONDELL
-------------------                      --------       -----------     ----------      ------------       ------------
Total current assets                       $  144           $1,227            $  4           $    --             $1,375
Property, plant and equipment, net              6            4,370                                                4,376
Other investments and
     long-term receivables                  6,244               65             982            (6,238)             1,053
Goodwill, net                                                1,479                                                1,479
Deferred charges and other assets             198              641                                                  839
                                           ------           ------            ----           -------             ------
Total assets                               $6,592           $7,782            $986           $(6,238)            $9,122
                                           ======           ======            ====           =======             ======
Current maturities of long-term debt       $   19           $    1            $ --           $    --             $   20
Other current liabilities                      14              684              30                                  728
Long-term debt,
     less current maturities                5,629              627                                                6,256
Other liabilities and deferred credits         63              269                                                  332
Deferred income taxes                         (96)             310             266                                  480
Intercompany liabilities (assets)            (291)             212              79                                   --
Minority interest                                              195                                                  195
Stockholders' equity                        1,254            5,484             611            (6,238)             1,111
                                           ------           ------            ----           -------             ------
Total liabilities and
     stockholders' equity                  $6,592           $7,782            $986           $(6,238)            $9,122
                                           ======           ======            ====           =======             ======

                              STATEMENTS OF INCOME
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999

                                                                            NON-                            CONSOLIDATED
MILLIONS OF DOLLARS                      LYONDELL       GUARANTORS       GUARANTORS       ELIMINATIONS        LYONDELL
-------------------                      --------       ----------       ----------       ------------      -------------
Sales and other operating revenues          $  --            $ 976              $--       $         --             $ 976
Cost of sales                                                  771                                                   771
Selling, general and
     administrative expenses                   15               48                                                    63
Research and development expense                                14                                                    14
Amortization of goodwill
     and other intangibles                                      28                                                    28
                                         --------         --------        ---------        -----------      ------------
Operating income (loss)                       (15)             115                                                   100
Interest income (expense), net               (139)              (9)               4                                 (144)
Other income, net                               1                1                                                     2
Income from equity investments                                   2               38                                   40
Intercompany income (expense)                 141             (137)              (4)                                  --
Provision (benefit) for income taxes           16               (7)               2                                   11
                                         --------         --------        ---------        -----------      ------------
Income (loss) before
     extraordinary item                       (28)             (21)              36                                  (13)
Extraordinary item, net of taxes               (4)                                                                    (4)
                                         --------         --------        ---------        -----------      ------------
Net income (loss)                           $ (32)           $ (21)             $36       $         --             $ (17)
                                         ========         ========        =========        ===========      ============


                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998

                                                                            NON-                            CONSOLIDATED
MILLIONS OF DOLLARS                      LYONDELL       GUARANTORS       GUARANTORS       ELIMINATIONS        LYONDELL
-------------------                      --------       ----------       ----------       ------------      ------------
Sales and other operating revenues          $  --             $566              $--       $         --             $ 566
Cost of sales                                                  408                                                   408
Selling, general and
     administrative expenses                    7               38                                                    45
Research and development expense                                10                                                    10
Amortization of goodwill
     and other intangibles                                      16                                                    16
Unusual charges                                                 57                                                    57
                                         --------         --------        ---------        -----------      ------------
Operating income (loss)                        (7)              37                                                    30
Interest expense, net                         (94)              (9)              (9)                                (112)
Other income, net                               1                                                                      1
Income from equity investments                                                   57                                   57
Provision (benefit) for income taxes          (38)              11               18                                   (9)
                                         --------         --------        ---------        -----------      ------------
Net income (loss)                            $(62)            $ 17              $30       $         --             $ (15)
                                         ========         ========        =========        ===========      ============

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                                            NON-                            CONSOLIDATED
MILLIONS OF DOLLARS                      LYONDELL       GUARANTORS       GUARANTORS       ELIMINATIONS        LYONDELL
-------------------                      --------       ----------       ----------       ------------      -------------
Sales and other operating revenues          $  --           $2,685             $ --       $         --            $2,685
Cost of sales                                                2,052                                                 2,052
Selling, general and
     administrative expenses                   37              149                                                   186
Research and development expense                                43                                                    43
Amortization of goodwill
     and other intangibles                                      75                                                    75
                                         --------       ----------       ----------       ------------      ------------
Operating income (loss)                       (37)             366                                                   329
Interest income (expense), net               (395)             (39)              10                                 (424)
Other income, net                               3                6                                                     9
Income from equity investments                                   5               64                                   69
Intercompany income (expense)                 372             (362)             (10)                                  --
Provision (benefit) for income taxes           (3)              (5)              13                                    5
                                          -------        ---------        ----------       ------------      -----------
Income (loss) before
     extraordinary item                       (54)             (19)              51                                  (22)
Extraordinary item, net of taxes              (35)                                                                   (35)
                                         --------       ----------       ----------       ------------      ------------
Net income (loss)                           $ (89)          $  (19)            $ 51       $         --            $  (57)
                                         ========       ==========       ==========       ============      ============


                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

                                                                            NON-                            CONSOLIDATED
MILLIONS OF DOLLARS                      LYONDELL       GUARANTORS       GUARANTORS       ELIMINATIONS        LYONDELL
-------------------                      --------       ----------       ----------       ------------      -------------
Sales and other operating revenues          $  --             $566             $ --       $         --             $ 566
Cost of sales                                                  408                                                   408
Selling, general and
     administrative expenses                   18               38                                                    56
Research and development expense                                10                                                    10
Amortization of goodwill
     and other intangibles                                      16                                                    16
Unusual charges                                 4               57                                                    61
                                         --------       ----------       ----------       ------------      ------------
Operating income (loss)                       (22)              37                                                    15
Interest expense, net                         (96)              (9)             (13)                                (118)
Other income, net                               6                                                                      6
Income from equity investments                                                  224                                  224
Provision (benefit) for income taxes          (43)              11               80                                   48
                                         --------       ----------       ----------       ------------      ------------
Net income (loss)                            $(69)            $ 17             $131       $         --             $  79
                                         ========       ==========       ==========       ============      ============

                            STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                                            NON-                            CONSOLIDATED
MILLIONS OF DOLLARS                      LYONDELL       GUARANTORS       GUARANTORS       ELIMINATIONS        LYONDELL
-------------------                      --------       ----------       ----------       ------------      -------------
Net income (loss)                         $   (89)           $ (19)           $  51       $         --           $   (57)
Adjustments to reconcile net
  income (loss) to net cash provided
  by (used in) operating activities:
     Depreciation and amortization             24              220                                                   244
     Extraordinary item                        35                                                                     35
     Deferred income taxes                    (69)              56               16                                    3
     Net changes in working
          capital and other                   236             (110)            (121)                                   5
                                         --------       ----------       ----------       ------------      ------------
     Net cash provided by (used in)
           operating activities               137              147              (54)                                 230
                                         --------       ----------       ----------       ------------      ------------
Expenditures for property,
     plant and equipment                       (6)             (84)                                                  (90)
Distributions from affiliates
     in excess of earnings                                                       82                                   82
Contributions and advances
     to affiliates                            (17)                              (28)                                 (45)
                                         --------       ----------       ----------       ------------      ------------
     Net cash provided by (used
          in) investing activities            (23)             (84)              54                                  (53)
                                         --------       ----------       ----------       ------------      ------------
Proceeds from issuance
     of long-term debt                      3,400                                                                  3,400
Payment of debt issuance costs               (107)                                                                  (107)
Repayments of long-term debt               (4,101)             (16)                                               (4,117)
Issuance of common stock                      736                                                                    736
Dividends paid                                (70)                                                                   (70)
Other                                           8                                                                      8
                                         --------       ----------       ----------       ------------      ------------
     Net cash used in
          financing activities               (134)             (16)                                                 (150)
                                         --------       ----------       ----------       ------------      ------------
Effect of exchange rate
     changes on cash                                            (2)                                                   (2)
                                         --------       ----------       ----------       ------------      ------------
Increase (decrease) in
     cash and cash equivalents            $   (20)           $  45       $       --       $         --           $    25
                                         ========       ==========       ==========       ============      ============

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

                                                                            NON-                             CONSOLIDATED
MILLIONS OF DOLLARS                      LYONDELL       GUARANTORS       GUARANTORS       ELIMINATIONS         LYONDELL
-------------------                      --------       ----------       ----------       ------------       -------------
Net income (loss)                         $   (69)           $  17            $ 131       $         --            $    79
Adjustments to reconcile net
  income (loss) to net cash provided
  by (used in) operating activities:
     Depreciation and amortization             10               55                                                     65
     Unusual charges                            4               57                                                     61
     Deferred income taxes                     11               16               (1)                                   26
     Net changes in working
          capital and other                  (394)             438             (145)                                 (101)
                                         --------       ----------       ----------       ------------       ------------
     Net cash provided by (used
          in) operating activities           (438)             583              (15)                                  130
                                         --------       ----------       ----------       ------------       ------------
Purchase of ARCO Chemical
     Company, net of cash acquired         (5,621)            (302)                                                (5,923)
Expenditures for property,
     plant and equipment                                       (28)                                                   (28)
Distributions from affiliates
     in excess of earnings                                                      395                  9                404
Contributions and advances
     to affiliates                              9                               (35)                (9)               (35)
Deconsolidation of affiliate                                                    (11)                                  (11)
                                         --------       ----------       ----------       ------------       ------------
     Net cash provided by (used
          in) investing activities         (5,612)            (330)             349                 --             (5,593)
                                         --------       ----------       ----------       ------------       ------------
Proceeds from issuance
     of long-term debt                      6,500                                                                   6,500
Payment of debt issuance costs               (130)                                                                   (130)
Repayments of long-term debt                                  (218)            (345)                                 (563)
Dividends paid                                (53)                                                                    (53)
Net decrease in short-term debt              (100)                                                                   (100)
Repurchase of common stock                    (63)               4                                                    (59)
                                         --------       ----------       ----------       ------------       ------------
     Net cash provided by (used
          in) financing activities          6,154             (214)            (345)                                5,595
                                         --------       ----------       ----------       ------------       ------------
Effect of exchange rate
     changes on cash                                            (1)                                                    (1)
                                         --------       ----------       ----------       ------------       ------------
Increase (decrease) in
     cash and cash equivalents            $   104            $  38            $ (11)      $         --            $   131
                                         ========       ==========       ==========       ============       ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The acquired operations of ARCO Chemical, now known as Lyondell Chemical Worldwide Inc. ("LCWI"), form Lyondell's intermediate chemicals and derivatives business segment. Lyondell's operations in the petrochemicals, polymers and refining segments are conducted through its interests in Equistar and LCR. The methanol business conducted through LMC is not a reportable segment for financial disclosure purposes. Lyondell accounts for its investments in Equistar, LCR and LMC using the equity method of accounting.

RESULTS OF OPERATIONS

                           LYONDELL CHEMICAL COMPANY

THIRD QUARTER 1999 COMPARED TO SECOND QUARTER 1999

For the third quarter 1999, Lyondell reported a net loss of $17 million compared to a net loss of $42 million in the second quarter 1999. Both periods included an extraordinary charge related to early extinguishment of debt and associated tax effects of $4 million and $31 million, respectively. The third quarter 1999 also included an $11 million unfavorable adjustment of the 1999 income tax benefit. Excluding the extraordinary charges and the tax adjustment, Lyondell's third quarter net loss of $2 million compared to a net loss of $11 million in the second quarter 1999. The third quarter 1999 results primarily reflected improved operations at LCR and Equistar that were partly offset by higher raw materials costs.

Income from equity investment in LCR was $14 million in the third quarter 1999 compared to a loss of $20 million in the second quarter. LCR results improved over the second quarter, which was negatively affected by production unit outages. Income from equity investment in Equistar of $24 million in the third quarter 1999 compared to income of $26 million in the second quarter 1999. The second quarter Equistar results benefited from net gains on asset sales, of which Lyondell's pretax share was $16 million. Equistar's third quarter reflected improved margins and operations when compared to the second quarter, which was negatively affected by production unit outages. Operating income of the intermediate chemicals and derivatives segment was $100 million in both the third quarter and second quarter 1999. The benefit from higher sales volumes for most products in this segment, along with lower fixed costs, was offset by higher raw materials costs.

1999 COMPARED TO 1998

NET INCOME (LOSS)--Lyondell reported a third quarter 1999 net loss of $17 million compared to a third quarter 1998 net loss of $15 million. The third quarter 1999 included a tax-related extraordinary charge of $4 million and an unfavorable adjustment of the 1999 income tax benefit of $11 million, while the third quarter 1998 included a $35 million after-tax unusual charge related to the acquisition of ARCO Chemical. Excluding these items, the net loss before extraordinary item of $2 million in the third quarter 1999 compared to net income of $20 million in the third quarter 1998. The 1999 decrease primarily reflected higher interest expense due to a full three months of interest on debt related to the acquisition of ARCO Chemical and lower equity earnings from LCR, partly offset by a full three months of operating income of LCWI.

The net loss of $57 million for the first nine months of 1999 compares to net income of $79 million for the comparable 1998 period. Excluding the 1999 extraordinary item and the effect of the 1998 unusual charge, the net loss of $22 million in the first nine months of 1999 decreased from net income of $114 million in the first nine months of 1998. Income from equity investments decreased about $84 million after tax. The remainder of the decrease was due to higher interest expense, due primarily to a full nine months of interest on debt related to the acquisition of ARCO Chemical, partly offset by higher operating income, due to a full nine months of LCWI results in the 1999 period.

REVENUES, OPERATING COSTS AND EXPENSES, OPERATING INCOME--The revenues, operating costs and expenses and operating income for the third quarter and first nine months of 1999 primarily consisted of the operating results of LCWI. The third quarter and first nine months of 1998 included two months of the operating results of LCWI, which are included prospectively from August 1, 1998. Income from Lyondell's interests in Equistar, LCR and LMC was reported as income from equity investments in both 1999 and 1998.

Third quarter 1999 operating income of $100 million was 10% of sales. Excluding the $57 million unusual charge related to the acquisition of ARCO Chemical, third quarter 1998 operating income of $87 million was 15% of sales. The decrease in the 1999 operating margin as a percent of sales was primarily due to higher raw materials costs, which increased more than sales prices.

INCOME FROM EQUITY INVESTMENT IN EQUISTAR--Lyondell's income from its equity investment in Equistar was $24 million in the third quarter 1999 versus $22 million for the third quarter 1998. The slight improvement was primarily due to higher ethylene margins in the third quarter 1999 compared to the third quarter 1998. Lyondell's income from its equity investment in Equistar was $63 million for the first nine months of 1999 versus $129 million for the 1998 period. The decrease was primarily attributable to lower petrochemicals and polymers margins in 1999 compared with 1998, reflecting higher raw material costs, as well as the net effects of olefins unit outages in the second quarter 1999 and the scheduled LaPorte, Texas plant turnaround in the first quarter 1999 and higher interest expense. These decreases were partly offset by volume benefits from the addition of the Occidental Contributed Business in mid-May 1998 and the net gains on asset sales in the second quarter 1999.

INCOME FROM EQUITY INVESTMENT IN LCR--Lyondell's income from its equity investment in LCR was $14 million in the third quarter 1999 versus income of $35 million in the third quarter 1998. Lyondell's equity income was $5 million in the first nine months of 1999 versus income of $89 million for the 1998 period. The decreases were primarily due to reduced allocations and deliveries of extra heavy Venezuelan crude oil under the Crude Supply Agreement in 1999 and lower 1999 margins on the sale of products refined from crude oil purchased in the spot market. The first nine months of 1999 results were also negatively affected by the lower operating rates related to the second quarter 1999 production unit outages.

INTEREST EXPENSE--Interest expense was $156 million in the third quarter 1999 versus $119 million in the third quarter 1998 and $451 million in the first nine months of 1999 versus $132 million in the 1998 period. The increases reflect higher debt levels as a result of amounts borrowed in late July 1998 under the credit facility, primarily to finance the acquisition of ARCO Chemical, and debt assumed as part of the acquisition of ARCO Chemical. During the second quarter 1999, Lyondell refinanced a portion of its debt with new debt and equity. While the new debt carries higher interest rates, their effect is partially offset by reduced amortization expense and lower debt levels.

INCOME TAX EXPENSE--During the third quarter 1999 Lyondell revised its 1999 estimated effective tax rate from 41.5% to 20%, reducing the estimated tax benefit on Lyondell's 1999 net loss. This resulted in an $11 million tax provision in the third quarter 1999 despite a pretax loss of $2 million. It also resulted in a $4 million unfavorable adjustment of tax benefits related to the second quarter 1999 extraordinary loss on early extinguishment of debt. The downward revision of the 1999 estimated effective tax rate primarily resulted from the impact of the extraordinary loss and lower than forecasted domestic earnings. Excluding the extraordinary loss and related tax benefit, a tax provision rate of approximately 29% resulted in a tax provision of $5 million on Lyondell's pretax loss of $17 million. The tax provision rate of 29% reflects the effect of foreign income tax provisions that were not offset by domestic federal income tax benefits.

EXTRAORDINARY ITEM--The third quarter 1999 included a $4 million adjustment of tax benefits related to the second quarter 1999 extraordinary loss on early extinguishment of debt. The second quarter 1999 loss on early extinguishment of debt consisted of the write off of $54 million, or $31 million after taxes, of unamortized debt issuance costs and amendment fees.

INTERMEDIATE CHEMICALS AND DERIVATIVES SEGMENT--THIRD QUARTER 1999 COMPARED TO SECOND QUARTER 1999

The following table sets forth sales volumes for this segment, including SM volumes processed under long-term processing arrangements, which are included in sales and other operating revenues. The co-product tertiary butyl alcohol ("TBA") is principally used to produce the derivative MTBE.

                                                THIRD               SECOND
                                               QUARTER             QUARTER
IN MILLIONS                                      1999                1999
-----------                                  ------------       -------------
PO, PO derivatives, isocyanates (pounds)            1,126               1,062
Co-products:
     Styrene monomer (pounds)                         899                 676
     TBA and derivatives (gallons)                    279                 268

Operating income was $100 million for both the third quarter and the second quarter 1999. The benefit from higher sales volumes in the third quarter was offset by lower third quarter margins. Sales volumes for PO, PO derivatives and isocyanates as a group increased 6% due to stronger worldwide demand for PO, polyols and propylene glycol. SM volumes increased 33% primarily due to higher exports, reflecting stronger worldwide demand, especially in Asia. TBA and derivatives volumes also increased 4%. The benefit from these higher volumes was offset by lower margins primarily due to higher raw materials costs. Raw materials costs increased significantly versus the second quarter primarily due to escalating crude oil prices during the first nine months of 1999. MTBE margins were particularly affected versus the second quarter, reflecting both higher raw materials (butane) costs as well as a less favorable sales mix.

                             EQUISTAR CHEMICALS, LP

THIRD QUARTER 1999 COMPARED TO SECOND QUARTER 1999

Equistar reported net income of $35 million in the third quarter 1999 compared to $41 million in the second quarter 1999. Operating results improved versus the second quarter, which included net gains on asset sales of $40 million partly offset by the effect of production unit outages. The third quarter operating improvement included higher margins for polymers as higher prices more than offset higher raw materials costs. Petrochemicals margins were relatively flat as higher petrochemicals prices were offset by higher raw materials costs. The second quarter asset sales included the sale of Equistar's concentrates and compounds business on April 30, 1999. The production unit outages involved Equistar's Channelview olefins production units during parts of April and May 1999.

1999 COMPARED TO 1998

The following tables reflect selected actual sales volume data, including intersegment sales volumes, and summarized financial information for Equistar's business segments. The addition of the Occidental Contributed Business is reflected prospectively from May 15, 1998.

                                                        FOR THE THREE MONTHS ENDED                   FOR THE NINE MONTHS ENDED
                                                               SEPTEMBER 30                                 SEPTEMBER 30
                                                --------------------------------------       --------------------------------------
IN MILLIONS                                             1999                  1998                   1999                  1998
-----------                                     ----------------      ----------------       ----------------      ----------------
SELECTED PETROCHEMICALS PRODUCTS:
     Olefins (pounds)                                      4,760                 4,692                 13,795                12,061
     Aromatics (gallons)                                      94                    78                    270                   179
POLYMERS PRODUCTS (pounds)                                 1,541                 1,654                  4,804                 4,858

MILLIONS OF DOLLARS
-------------------
SALES AND OTHER OPERATING REVENUES:
Petrochemicals segment                                    $1,300                $  919                $ 3,250               $ 2,565
Polymers segment                                             533                   489                  1,465                 1,601
Intersegment eliminations                                   (362)                 (259)                  (932)                 (903)
                                                ----------------      ----------------       ----------------      ----------------
     Total                                                $1,471                $1,149                $ 3,783               $ 3,263
                                                ================      ================       ================      ================
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Petrochemicals segment                                    $    3                $    4                $     9               $     9
Polymers segment                                              20                    24                     57                    62
Unallocated                                                   49                    46                    157                   154
                                                ----------------      ----------------       ----------------      ----------------
     Total                                                $   72                $   74                $   223               $   225
                                                ================      ================       ================      ================
OPERATING INCOME:
Petrochemicals segment                                    $   99                $   84                $   274               $   281
Polymers segment                                              26                    35                     46                   170
Unallocated                                                  (49)                  (50)                  (157)                 (159)
                                                ----------------      ----------------       ----------------      ----------------
     Total                                                $   76                $   69                $   163               $   292
                                                ================      ================       ================      ================

PETROCHEMICALS SEGMENT

REVENUES--Revenues for the third quarter 1999 of $1.3 billion increased 41% over revenues of $919 million in the comparable 1998 period. The increase was primarily due to higher average sales prices as volumes were relatively flat. The increase in average sales prices reflects an upward trend in 1999 compared to a downward trend in the 1998 period. U.S. market sales prices began decreasing in the fourth quarter of 1997 and continued their downward trend through most of 1998, reaching a low in the fourth quarter 1998. Sales prices increased throughout the first nine months of 1999, due to tighter supplies and rising raw materials costs.

Revenues for the first nine months of 1999 of $3.3 billion increased 27% versus revenues of $2.6 billion in the comparable 1998 period. The increase was due to both higher sales volumes and higher average sales prices during the period. Sales volumes increased about 17% during the period primarily as a result of the addition of the Occidental Contributed Business in mid-May 1998. As a result of rising prices during 1999 and declining prices during 1998, as noted above, average sales prices for the first nine months of 1999 exceeded average sales prices for the first nine months of 1998.

OPERATING INCOME--Operating income of $99 million in the third quarter 1999 increased versus $84 million in the third quarter 1998 primarily due to higher product margins. Margins improved in the third quarter 1999 compared to the third quarter 1998 as average sales prices increased more than raw materials costs. Operating income of $274 million in the first nine months of 1999 decreased slightly versus $281 million in the comparable 1998 period. The effects of lower product margins and plant outages in 1999 were substantially offset by the benefit of increased volumes in 1999. On a nine-month basis, 1999 margins were lower than 1998 margins, as average raw materials costs increased more than average sales prices. The 1999 plant outages included the olefins production unit outages in the second quarter 1999 and the scheduled LaPorte plant turnaround completed in the first quarter 1999. The increase in sales volumes was primarily a result of the addition of the Occidental Contributed Business in mid-May 1998.

POLYMERS SEGMENT

REVENUES--Revenues of $533 million in the third quarter 1999 increased 9% versus $489 million in the comparable 1998 period. The increase reflects higher average industry sales prices in the third quarter 1999 compared to the third quarter 1998, partly offset by lower sales volumes. Polymers sales prices increased throughout 1999 due to higher raw materials costs compared to a downward trend in prices and raw materials costs in 1998. Volumes declined due to the shut down of less efficient HDPE and other polymer product capacity, plant maintenance and the sale of the concentrates and compounds business. Equistar started up new HDPE capacity in the fourth quarter 1999.

Revenues of $1.5 billion in the first nine months of 1999 decreased versus $1.6 billion in the comparable 1998 period. The decrease was primarily due to lower average industry sales prices, which began decreasing during the fourth quarter 1997 and continued in a downward trend throughout 1998. Although industry sales prices increased throughout the first nine months of 1999, average sales prices for the first nine months of 1999 were lower than the comparable 1998 period.

OPERATING INCOME--Operating income of $26 million for the third quarter 1999 decreased versus $35 million in the comparable 1998 period. The decrease was due equally to lower margins and lower sales volumes. Margins were slightly lower in third quarter 1999 than third quarter 1998, as average sales price increases substantially offset raw materials cost increases. Operating income of $46 million for the first nine months of 1999 decreased versus $170 million in the comparable 1998 period. The decrease was primarily due to substantially lower margins for the first nine months of 1999 compared to the nine months half of 1998 as raw materials cost increases outpaced sales price increases.

INTEREST EXPENSE, NET AND OTHER INCOME

Interest expense, net of $42 million in the third quarter 1999 was comparable to $40 million in the third quarter 1998. Interest expense, net increased to $127 million in the first nine months of 1999 from $98 million in the first nine months of 1998. The increase reflected both higher interest expense and lower interest income. The higher interest expense was due to the refinancing of $900 million of debt through the issuance of Equistar's senior unsecured notes in February 1999, which carry a higher fixed rate of interest, and higher levels of debt due to the addition of the Occidental Contributed Business in mid-May 1998. The decrease in interest income reflects payment in July 1998 of a note receivable from Lyondell. Other income of $47 million in the first nine months of 1999 primarily consists of net gains on asset sales, including the sale of the concentrates and compounds business on April 30, 1999.

                           LYONDELL-CITGO REFINING LP

REFINING SEGMENT

THIRD QUARTER 1999 COMPARED TO SECOND QUARTER 1999

LCR had net income of $21 million in the third quarter 1999 compared to a loss of $38 million in the second quarter 1999. The significant improvement in the third quarter 1999 was due to higher crude throughput resulting from a combination of better operating performance and higher available volumes from inventory accumulated during the second quarter. These volumes were partially offset by lower deliveries from PDVSA Oil during the third quarter. The second quarter 1999 was negatively impacted by costs and lower processing rates related to operating unit outages and, to a lesser extent, by reduced allocations and deliveries of Venezuelan extra heavy crude oil. The shutdown of a coker unit from May 7 until the end of June substantially limited LCR's ability to process the extra heavy crude oil under the Crude Supply Agreement with PDVSA Oil. This crude oil was put into inventory in the second quarter 1999 and processed during the third quarter 1999, benefiting that quarter and reducing inventory levels. Total crude oil processing rates averaged 241,000 barrels per day in the third quarter 1999 compared to 202,000 barrels per day in the second quarter 1999. LCR is pursuing recoveries under its insurance policies and claims against third parties with respect to the production unit outages.

1999 COMPARED TO 1998

The following table sets forth average daily sales volumes for LCR's refined products:

                                                     FOR THE THREE MONTHS ENDED                   FOR THE NINE MONTHS ENDED
                                                            SEPTEMBER 30                                 SEPTEMBER 30
                                              --------------------------------------      ---------------------------------------
THOUSAND BARRELS PER DAY                             1999                  1998                  1999                   1998
------------------------                      ----------------      ----------------      ----------------      -----------------
Refined products:
     Gasoline                                              114                   118                   112                    120
     Diesel and heating oil                                 71                    85                    64                     78
     Jet fuel                                               20                    17                    17                     16
     Aromatics                                              10                    10                    10                     10
     Other refined products                                107                   101                   104                    100
                                              ----------------      ----------------      ----------------      -----------------
          Total refined products volumes                   322                   331                   307                    324
                                              ================      ================      ================      =================

The following table sets forth average daily processing rates at the Refinery:

                                                     FOR THE THREE MONTHS ENDED                   FOR THE NINE MONTHS ENDED
                                                            SEPTEMBER 30                                 SEPTEMBER 30
                                              --------------------------------------      ---------------------------------------
THOUSAND BARRELS PER DAY                             1999                  1998                  1999                   1998
------------------------                      ----------------      ----------------      ----------------      -----------------
Crude processing rates:
     Crude Supply Agreement--coked                         192                   221                   182                    226
     Other heavy crude oil--coked                           12                    31                    12                     11
     Other crude oil                                        37                    16                    39                     19
                                              ----------------      ----------------      ----------------      -----------------
          Total crude oil                                  241                   268                   233                    256
                                              ================      ================      ================      =================

REVENUES--Revenues of $780 million in the third quarter 1999 increased 56% compared to $499 million in the third quarter 1998. The increase was due to higher prices, partly offset by a 3% decrease in volumes. The increase in prices reflects significantly higher crude oil and gasoline prices in the third quarter 1999 versus the third quarter 1998. Volumes declined compared to 1998 primarily due to reduced allocations and deliveries from PDVSA Oil.

Revenues of $1.7 billion in the first nine months of 1999 increased 9% compared to $1.6 billion in the 1998 period. The 1999 increase over the 1998 period was due to higher average prices, partly offset by a 5% decrease in sales volumes. Average crude oil and gasoline prices declined throughout 1998 and began increasing steadily throughout 1999. As a result, average prices for the first nine months of 1999 are higher than average prices for the comparable 1998 period. In addition to reduced allocations and deliveries from PDVSA Oil, the sales volume decrease for the first nine months of 1999 versus the comparable 1998 period also reflected lower processing rates as a result of the outages in the second quarter 1999.

OPERATING INCOME--LCR had pretax income of $21 million in the third quarter 1999 compared to pretax income of $54 million in the third quarter 1998. LCR had a pretax loss of $2 million in the first nine months of 1999 compared to pretax income of $137 million in the first nine months of 1998. The decreases primarily reflected lower throughput and a less favorable mix of raw materials due to reduced allocations and deliveries of extra heavy Venezuelan crude oil and more processing of lower-margin spot crude. Margins on the crude oil purchased in the spot market were also lower compared to 1998. The first nine months 1999 results were also negatively affected by the lower operating rates related to the second quarter 1999 production unit outages.

FINANCIAL CONDITION

OPERATING ACTIVITIES--Lyondell's cash provided by operating activities totaled $230 million for the first nine months of 1999, compared to $130 million for the first nine months of 1998. Working capital increased in 1999 primarily due to higher receivables. This was due to a second quarter 1999 repurchase of $65 million of accounts receivable previously sold under a three-year receivables purchase agreement and the impact of higher 1999 sales. The increase in working capital was partly offset by cash from customer advances and tax refunds. Cash from operations in the 1998 period reflected the payment of accounts payable retained by Lyondell after the December 1997 formation of Equistar.

INVESTING ACTIVITIES--Lyondell made capital expenditures of $90 million in the first nine months of 1999. Joint venture capital expenditures were $112 million by Equistar, $43 million by LCR and $16 million by LMC. Lyondell's pro rata share of the joint ventures' total capital expenditures was $83 million.

Distributions from affiliates in excess of their earnings for the first nine months of 1999 were $82 million, including $8 million from Equistar and $70 million from LCR. Lyondell loaned $28 million to LCR for capital, maintenance and environmental projects in the first nine months of 1999 and contributed $17 million to LMC to fund first quarter 1999 turnaround expenditures and working capital requirements.

FINANCING ACTIVITIES--During May 1999, Lyondell amended its $7 billion credit facility. The credit facility amendments provided the lenders with additional collateral, re-priced the existing loans to reflect then market rates and revised certain financial covenants. Also in May 1999, Lyondell issued 40.25 million shares of common stock, receiving net proceeds of $736 million.
Lyondell also issued $500 million of 10.875% senior subordinated notes due 2009, $1.0 billion of 9.875% senior secured notes due 2007, and $900 million of 9.625% senior secured notes due 2007. Lyondell borrowed additional amounts under the amended credit facility through the credit facility's new $850 million, seven-year Term Loan E and the credit facility's new $150 million Term Loan F, maturing December 31, 2003. Term Loan E bears interest at LIBOR plus 3.875%; Term Loan F bears interest at LIBOR plus 3.5%. Lyondell used the proceeds to retire the $1.25 billion principal amount of Term Loan C, maturing June 30, 1999, and the $2 billion principal amount of Term Loan D, maturing June 30, 2000, and to partially repay principal amounts outstanding under Term Loans A and B under the credit facility maturing June 30, 2003 and June 30, 2005, respectively. Unamortized debt issuance costs and amendment fees of $35 million after tax were written off and reported as an extraordinary loss on extinguishment of debt in 1999.

The Company paid regular quarterly dividends of $.225 per share of common stock in the first three quarters of 1999 for a total of $70 million.

In February 1999, Equistar completed an offering of senior unsecured notes in the principal amount of $900 million. The proceeds were primarily used to refinance existing indebtedness of Equistar.

LCR has $450 million outstanding under a five-year credit facility, which expires in May 2000. Lyondell and CITGO expect that LCR will be able to extend or refinance the indebtedness. However, since there is presently no definitive agreement in place, LCR has classified the debt as a current liability.


CURRENT BUSINESS OUTLOOK

Lyondell expects continued pressure on product margins due to the recent rise in raw materials costs, chemical industry consolidations and upcoming capacity additions. In addition, reduced allocations and deliveries of PDVSA crude oil to LCR as a result of OPEC limitations are ongoing and expected to continue to negatively impact LCR's operating results. Industry forecasts project a continuing difficult business environment due to industry capacity additions.

Lyondell has participated in the consolidation trend in the industry with the formation of Equistar and the subsequent acquisition of ARCO Chemical. Management's current priority is to pay down the acquisition-related debt, and thus improve Lyondell's financial flexibility. To accomplish this, it will focus on actively managing its current portfolio of assets and maximizing earnings and cash flow. While Lyondell does not control raw material costs or general market conditions, management plans to maximize earnings and cash flow by focusing on the things that it can directly influence such as continuing to reduce working capital, achieve cost reductions and employ a disciplined capital program.

YEAR 2000

Lyondell, Equistar and LCR use many information technology or "IT" systems as well as non-IT systems, such as manufacturing support and other systems that could be affected by the "Year 2000 problem." The Year 2000 problem arises from computer programs and computer and other equipment with embedded chips or processors that use two digits rather than four to designate the year. Date-sensitive computer operations may recognize a date using

"00" as the year 1900 rather than the year 2000, resulting in system failures or miscalculations, which may cause operational disruptions.

Equistar and LCR have replaced many of their business information computer systems (including systems operated by Equistar for LMC). The new systems, based on enterprise software from SAP America, Inc. ("SAP"), replaced older business systems and allow employees at different locations to share financial and operating information more effectively. LCR completed its transition to SAP systems during the first quarter 1999. Equistar completed implementation of its SAP project in the second quarter 1999. The new systems and software are Year 2000 compliant, thus addressing the majority of Lyondell's Year 2000 business system requirements. Lyondell has elected to continue with the repair and remediation for the majority of systems of LCWI for the near term.

Lyondell, along with representatives of Equistar and LCR, have established a Year 2000 Executive Sponsor Team. The Executive Sponsor Team provides oversight to individual Year 2000 Steering Committees within each organization.

Each steering committee has completed an assessment of the state of readiness of the IT and non-IT systems of Lyondell and its joint ventures within the scope of the project. These assessments covered both manufacturing systems, including laboratory information systems and field instrumentation, and significant third party vendor and supplier systems, including employee compensation and benefit plan maintenance systems. The Year 2000 assessment process for each organization consisted of an inventory of Year 2000 sensitive equipment, an assessment of the impact of possible failures, determination of the required remediation actions, and testing and implementation of solutions. The inventory, assessment and remediation phases have been completed. Testing and final implementation for critical systems are substantially complete. Year 2000 simulation drills were successfully conducted at various sites, and the results and recommendations thereof communicated to and implemented at those and other sites of each organization. Testing and implementation of non-critical systems will be complete by year-end 1999. The progress of these phases as of September 30, 1999 is summarized as follows:

Chart showing the percentage of completion of the inventory, assessment, remediation, testing and implementation phases of the Year 2000 assessment process for each of Lyondell, Equistar and LCR. The percentage of completion is indicated in the table below:


                    Lyondell Enterprise Year 2000 Readiness
                            As of September 30, 1999


                    Inventory    Assessment    Remediation    Testing    Implementation
---------------------------------------------------------------------------------------
Lyondell                 99%           99%            99%        98%          96%
--------------------------------------------------------------------------------------
Equistar                 99%           99%            99%        95%          94%
--------------------------------------------------------------------------------------
LCR                      99%           99%            99%        92%          88%
--------------------------------------------------------------------------------------

As of September 30, 1999, Year 2000 spending by Lyondell, Equistar and LCR for the replacement of both IT and non-IT systems is summarized as follows:


MILLIONS OF DOLLARS                              LYONDELL   EQUISTAR   LCR
-------------------                              --------   --------   ---
       Spending through September 30, 1999....        $11        $ 7    $2
       Estimated additional spending..........          2          3     1
                                                      ---        ---    --
           Total estimated spending...........        $13        $10    $3
                                                      ===        ===    ==
       Lyondell share of estimated spending...        $13        $ 4    $2
                                                      ===        ===    ==

The total spending of $26 million for all three organizations represents an estimate within a range between $23 million and $27 million, of which Lyondell's proportionate share would be $17 million to $20 million. The estimated amount does not include costs incurred in connection with the implementation of SAP-related software. Spending is funded by cash generated from operations. Approximately 15% of the estimated spending could qualify for capitalization. Management believes that all significant systems controlled by Lyondell will be Year 2000 ready by year-end 1999.

The steering committees have also substantially completed an assessment of the readiness of significant customers and suppliers, primarily through formal written representations as to Year 2000 readiness. Lyondell's operations are dependent upon a continuous supply of key services from raw material suppliers and utility and transportation providers. Lyondell has identified and contacted a substantial portion of its critical third party suppliers and customers and, at this point, has no reason to believe that they will not be Year 2000 compliant or that any significant Year 2000 problems will result from third party sources. However, there can be no assurance that third parties with a significant business relationship will successfully test, reprogram, and replace all of their IT and non-IT systems on a timely basis. A Year 2000 failure by one of Lyondell's key suppliers could interfere with its ability to make or deliver products, utilities or transportation services, and this, in turn, could cause disruptions in Lyondell's operations. These potential disruptions could make it necessary to seek alternative sources of supply, which may be more expensive or difficult to obtain.

Lyondell has substantially completed contingency plan preparation with the assistance of an outside consultant. These plans are intended to avoid material interruption of core business operations through the year 2000 and beyond, while ensuring safe operations and responsible financial performance. The contingency planning involved an analysis of critical business processes and an identification of the most likely threats to these processes. Solutions and alternatives have been developed for these internal or external threats. Final testing of these plans is nearing completion.

Because of the inherent uncertainty due to possible unanticipated failures by third-party customers and suppliers, Lyondell is unable to accurately assess the extent and resulting materiality of the impact of possible Year 2000 failures. In the most reasonably likely worst case scenario, controlled plant shutdowns using Lyondell's standard shutdown procedures might be necessitated by failures of utility providers or suppliers affecting plant operability. In such event, Lyondell would evaluate the need to reroute or reschedule the production at another Lyondell facility or find alternative suppliers for its customers.
These events could have a material adverse effect on Lyondell's operations, liquidity or financial position. However, management believes that the completion of Lyondell's Year 2000 assessment process has significantly reduced the probability of any significant disruptions of operations from internal sources and that its contingency plans should mitigate the potential impact of unanticipated failures by third party customers and suppliers.

ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. Subsequently, the FASB delayed the effective date by one year. The statement is effective for the Company's calendar year 2001 with early adoption permitted. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending upon whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings. Lyondell is currently evaluating the effect of SFAS No. 133.

ITEM 3.  DISCLOSURE OF MARKET RISK.

Lyondell's exposure to market risks is described in Item 7a of its Annual Report on Form 10-K for the year ended December 31, 1998. Except for the settlement of the Treasury Locks in the second quarter of 1999, Lyondell's exposure to market risks has not changed materially in the period ended September 30, 1999.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this report are "forward-looking statements" within the meaning of the federal securities laws. Although Lyondell believes the expectations reflected in such forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties, and Lyondell can give no assurance that such expectations will prove to have been correct. Lyondell's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the cyclical nature of the chemical and refining industries, uncertainties associated with the United States and worldwide economies, current and potential governmental regulatory actions in the United States and in other countries, substantial chemical and refinery capacity additions resulting in oversupply and declining prices and margins, raw material costs or supply arrangements, Lyondell's ability to implement cost reductions, and operating interruptions (including leaks, explosions, fires, mechanical failure, unscheduled downtime, labor difficulties, transportation interruptions, spills and releases and other environmental risks). Many of such factors are beyond Lyondell's or its joint ventures' ability to control or predict. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or prior earnings levels.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits
          27      Financial Data Schedule.

      (b)  Reports on Form 8-K

     The following Current Reports on Form 8-K were filed during the quarter ended September 30, 1999 and through the date hereof:

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

                                         Lyondell Chemical Company


Dated:  November 15, 1999                /s/  KELVIN R. COLLARD
                                         -----------------------------------
                                         Kelvin R. Collard
                                         Vice President and Controller
                                         (Duly Authorized Officer and
                                         Principal Accounting Officer)