Form 10-K
period 1999-12-31
LYONDELL CHEMICAL CO
filed 2000-03-30
CIK 842635

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 1999

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


                                              NAME OF EACH EXCHANGE ON
      TITLE OF EACH CLASS                         WHICH REGISTERED
      -------------------                     ------------------------
  Common Stock ($1.00 par value)              New York Stock Exchange
  Preferred Share Purchase Rights             New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  There were 117,559,003 shares of the registrant's common stock outstanding on March 1, 2000. The aggregate market value of the voting stock held by non-affiliates of the registrant on March 1, 2000 based on the closing price on the New York Stock Exchange composite tape on that date, was $1,039,058,366.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1999 (incorporated by reference under Part III).

                                     PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

  Lyondell Chemical Company ("Lyondell" or the "Company") is a global chemical company with leading producer positions in all of its major products and low cost operations. Lyondell is vertically integrated into its key raw materials through its equity ownership in Equistar Chemicals, LP, LYONDELL-CITGO Refining LP and Lyondell Methanol Company, L.P.

  Lyondell manufactures and markets a variety of intermediate and performance chemicals, including propylene oxide ("PO"), polyether polyols, propylene glycol ("PG"), propylene glycol ethers ("PGE"), butanediol ("BDO"), toluene diisocyanate ("TDI"), styrene monomer ("SM"), and tertiary butyl alcohol ("TBA") and its derivative, methyl tertiary butyl ether ("MTBE"), which are collectively known as the Company's intermediate chemicals and derivatives business.

  The Company owns 41% of Equistar Chemicals, LP, a Delaware limited partnership ("Equistar"), which operates petrochemicals and polymers businesses. Equistar's petrochemicals business manufactures and markets olefins, oxygenated chemicals, aromatics and specialty products. Equistar's olefins are ethylene, propylene and butadiene and its oxygenated chemicals include ethylene oxide ("EO"), ethylene glycol ("EG"), ethanol and MTBE. Equistar's aromatics are benzene and toluene. Equistar's polymers business manufactures and markets polyolefins, including high density polyethylene ("HDPE"), low density polyethylene ("LDPE"), linear low density polyethylene ("LLDPE"), polypropylene and performance polymers. Equistar's performance polymers include enhanced grades of polyethylene such as wire and cable resins, and polymeric powders.

  The Company also owns 58.75% of LYONDELL-CITGO Refining LP, a Delaware limited partnership ("LCR"), which produces refined petroleum products, including gasoline, low sulfur diesel, jet fuel, aromatics and lubricants ("lube oils"). LCR sells its principal refined products primarily to CITGO Petroleum Corporation ("CITGO").

  In addition, the Company owns 75% of Lyondell Methanol Company, L.P., a Texas limited partnership ("LMC"), which produces methanol.


DEVELOPMENT OF BUSINESS

  Lyondell has been a leader in the ongoing restructuring of the chemical industry, taking a series of steps to reposition and strengthen its business portfolio over the past several years.

  In July 1993, the Company contributed to LCR the Company's refining business, including its Houston, Texas refinery (the "Refinery"), its lube oil blending and packaging plant in Birmingport, Alabama and working capital. The Company retained an approximately 90% interest in LCR, while CITGO held the remaining approximately 10% interest. Following completion of a major upgrade project at the Refinery in the first quarter of 1997, the Company's interest in LCR was reduced to 58.75%. On December 31, 1998, LCR converted from a Texas limited liability company to a Delaware limited partnership.

  In May 1995, the Company acquired Occidental Chemical Corporation's ("Occidental Chemical") ALATHON(R) HDPE business. Assets involved in this acquisition included resin production facilities in Matagorda and Victoria, Texas, related research and development activities and the rights to the ALATHON(R) trademark.

  In December 1996, the Company formed LMC with MCN Investment Corporation ("MCNIC"), a division of MCN Corporation, to own the Company's 248 million gallons per year methanol plant. Under the terms of the agreement, MCNIC purchased a 25% interest in the methanol plant. Lyondell retained a 75% interest and serves as managing partner. Since December 1997, Equistar has served as the operator of LMC.

  In December 1997, following approval by the stockholders of each company, Lyondell and Millennium Chemicals Inc. ("Millennium") combined most of their petrochemicals and polymers businesses to form Equistar. Lyondell contributed substantially all of the assets comprising its petrochemicals and polymers business segments, as well as a $345 million note, in exchange for a 57% interest in Equistar. Equistar also assumed $745 million of Lyondell's debt. Millennium contributed substantially all of the assets composing its olefins, ethyl alcohol, polyethylene, polypropylene and performance polymers businesses, which had been held in Millennium Petrochemicals Inc. ("Millennium Petrochemicals"), a wholly owned subsidiary of Millennium. In exchange, Millennium received a 43% interest in Equistar, Equistar repaid $750 million of debt due to Millennium from its contributed businesses and Millennium retained $250 million of its accounts receivable.

  In May 1998, Lyondell and Millennium expanded Equistar with the addition of the ethylene, propylene, EO, EG and other EO derivatives businesses (the "Occidental Contributed Business") of Occidental Chemical Corporation, a subsidiary of Occidental Petroleum Corporation ("Occidental"). This addition included two olefins plants, a plant that produces EO and EO derivatives, including EG, and Occidental's 50% interest in a joint venture with E.I. DuPont de Nemours and Company ("DuPont"), which operates an EO/EG plant. Occidental also contributed more than 950 miles of owned and leased pipelines located on the Gulf Coast of the United States and the lease of a Lake Charles, Louisiana olefins plant. Equistar assumed approximately $205 million of Occidental's debt. Equistar and Occidental also entered into a long-term agreement for Equistar to supply the ethylene requirements for Occidental's chlorovinyls business. In June 1998, Equistar borrowed approximately $500 million of additional debt and distributed cash of approximately $420 million to Occidental and $75 million to Millennium. Following the May 1998 transaction, Lyondell owns 41% of Equistar, and Millennium and Occidental each own 29.5%. Millennium has publicly announced its intention to sell its interest in Equistar and is actively seeking qualified buyers. There can be no assurance that any such sale will be consummated, but the Company does not expect any such sale to affect Equistar's operations or results.

  In July 1998, Lyondell completed the acquisition (the "ARCO Chemical Acquisition") of all the outstanding shares of ARCO Chemical Company ("ARCO Chemical"), the world's largest producer of PO and a leading worldwide producer of polyether polyols, PG, PGE, TDI, SM, and MTBE. The ARCO Chemical Acquisition was financed through a bank credit agreement providing for aggregate borrowings of up to $7 billion (the "Credit Facility"). The acquired business is referred to as "ARCO Chemical" for actions or events prior to the ARCO Chemical Acquisition.

  In November 1999, Lyondell reached a definitive agreement to sell its worldwide polyols business to Bayer AG of Germany ("Bayer") for $2.45 billion. Bayer will also receive an ownership interest in certain of Lyondell's U.S. PO operations through formation of a joint venture to produce PO. The Lyondell Board of Directors and the Supervisory Board of Bayer have approved the agreement, and the companies have received regulatory clearance in Europe and the United States. Lyondell expects that the transaction will close on or about April 1, 2000. In addition, as part of the transaction, Lyondell and Bayer agreed to pursue a joint venture for the construction of PO-11, a previously announced worldscale propylene oxide/styrene monomer plant in Europe.

  Lyondell was incorporated under the laws of Delaware in 1985. Its principal executive offices are located at 1221 McKinney Street, Suite 700, Houston, Texas 77010 (Telephone: (713) 652-7200).


STRATEGY

  Lyondell's goal is to create maximum value for its shareholders. The Company intends to achieve this goal by focusing on three key strategic drivers: optimizing our business operations to attain first quartile profit margin performance; reducing debt to regain the financial flexibility needed to pursue growth and industry restructuring opportunities; and growing those businesses in which we have sustainable competitive advantages.

OPTIMIZING BUSINESS OPERATIONS

  Having accumulated a wide range of assets through acquisitions and partnerships over the past three years, Lyondell is aggressively optimizing the performance of its businesses in terms of cost structure, competitive advantage and service to customers. The Company is taking actions to capture the cost benefits resulting from economies of scale and vertical integration. We are successfully reducing costs by completing the cost reduction programs in place at Lyondell, Equistar and LCR. We are also realizing identified synergies and revenue enhancements across Lyondell's business portfolio by optimizing manufacturing operations, using more efficient purchase and distribution practices and reducing overhead and staffing. These opportunities have been enhanced by the agreement between Lyondell and Equistar to utilize shared services over a broad range of manufacturing and supply chain functions, as well as legal, finance, human resources and other corporate functions. Lyondell's commitment to operational excellence and achievements in meeting environmental, health and safety targets have also reduced costs through improved plant reliability, reduced maintenance requirements and increased employee productivity. Continual cost reduction is a fundamental philosophy that the Company believes is a critical component of its success.

  The Company's strategy is to invest only in businesses that are, or have the potential to be, in the top quartile of profit margin performance per unit of product sold. Assets that cannot achieve that criterion are candidates for
eventual consolidation or rationalization.   Four polymer reactors at the La
Porte, Texas facility were mothballed in the first quarter of 2000, while a top quartile production line at Matagorda was added in 1999. These actions, along with the 1999 sale of the concentrates and compounds business, are examples of Equistar's long-term asset optimization strategy.

  With the acquisition of ARCO Chemical, Lyondell became one of the world's largest producers of propylene oxide, with the leading low-cost technology.
One of the major markets for PO is the production of polyols. In November 1999, Lyondell announced that it will sell its polyols business, together with an ownership interest in its PO business, to Bayer AG, one of the world's premier urethanes manufacturers. While this business could have met the Company's first quartile profit margin performance criterion, the value that the Company is receiving from Bayer is greater than what Lyondell could have achieved
participating separately in that business.   Lyondell expects this strategic
move will strengthen its global PO position. The combination of Lyondell's polyols business into Bayer's existing polyols business will accelerate the growth of the overall polyols market due to Bayer's complementary businesses, resulting in the optimal utilization of Lyondell's PO assets.

  Lyondell believes that e-commerce will have an impact on the chemical industry and is in the process of developing an e-commerce strategy that addresses the Company's sales and procurement processes. Lyondell recently announced its selection of an e-business provider to connect 150 of the Company's remote inventory locations and establish online connections with several core motor freight carriers, thus enabling traditional paper-based transactions to be conducted electronically over the Internet. Lyondell expects its proposed advances in this area will lower its costs and enable it to be more responsive to customer needs and servicing.

FINANCIAL FLEXIBILITY

  Lyondell's objective is to return to an investment grade credit rating as soon as practical by continuing to reduce debt and improving the credit position of the Company. The Company believes an investment grade rating will provide the appropriate financial flexibility to timely pursue opportunities to increase shareholder value. The Bayer transaction, expected to close on or about April 1, 2000, represents a significant step toward this goal. This transaction will enable the Company to pay down more than $2 billion in debt and will be accretive to earnings and cash flow in the first year.

  The Company achieved another key step towards improving the balance sheet in May 1999 with the successful $4.1 billion debt and equity offering. This refinancing raised $736 million in new equity, paid down $690 million in debt, extended remaining loan maturities and fixed interest rates on $2.4 billion of long-term debt, thereby reducing the Company's exposure to rising interest rates.

PROFITABLE GROWTH

  Lyondell's strategy for growth is to invest only in those businesses where we have sustainable competitive advantages based on proprietary technology, leading market positions, leading product positions and cost advantages.

  PO AND DERIVATIVES. Lyondell intends to maintain its leadership position in PO and its key derivatives, including BDO, PG and PGE, through targeted expansions and the continued development of new products. Construction of a new BDO plant at the site of Lyondell's PO manufacturing facility at Botlek in the Netherlands will begin in 2000 with start up scheduled for early 2002. Utilizing Lyondell's proprietary PO-based technology, the new facility, with expected annual BDO capacity of 280 million pounds, represents an expansion of the use of PO in faster growth markets. Lyondell believes that, integrated with its leading PO technology, this facility will be one of the lowest cost BDO plants in the world. Additionally, Lyondell and Bayer will jointly pursue the construction of PO-11, a worldscale propylene oxide/styrene monomer plant in Europe, using Lyondell's leading, low-cost technology.

  PETROCHEMICALS. Equistar is one of the world's largest producers of olefins with seven plants located in the U.S. Gulf Coast and Midwest regions and an extensive pipeline distribution network system. Olefins, primarily ethylene and propylene, are the key building block chemicals upon which many plastics and synthetic materials are based. Equistar's strategy is to drive its plants toward first quartile profit margin performance by, among other things, exploiting its superior feedstock flexibility and optimizing co-product recovery. Additionally, new technologies are being evaluated that could improve margins through utilizing alternative feedstocks. Also, Equistar intends to maintain its strong olefins merchant sales position. With its extensive pipeline distribution system, large plant operations base and broad customer base, Equistar intends to grow to meet the increasing market needs. Equistar has been a leader in developing innovative supply options to meet these requirements.

  POLYMERS. Equistar is one of the largest North American producers of polymer resins, which are used by its customers to make plastic films as well as blow molded and extruded plastics of all kinds. Equistar's strategy is to focus its resources and target expansion in high growth markets for polymer resins where Equistar has a sustainable competitive advantage and leading market and technology positions such as wire and cable resins and polyethylene films and molded products. Equistar also intends to continue to improve its cost position and efficiency by utilizing its large asset base to optimize production and differentially grow in key markets. Equistar is actively pursuing new technologies in its polymers business that would create opportunities for higher margins. With its broad customer base and product line, excellent process technology and product development capability, and emerging catalyst development opportunities, Equistar intends to grow in its targeted areas to meet the growing market needs.

  REFINING. As a result of Lyondell's recent actions to reposition its business portfolio, the strategic importance of LCR is reduced, although it continues to be a significant source of cash flow. Lyondell's objectives with respect to its interest in LCR are to maximize value from the business while accelerating cash flows. LCR will continue to focus on improving the cost position and reliability of the refinery by implementing further cost reduction and reliability improvement programs. Two projects begun in 1999 - a centralized control room and a cogeneration facility - should produce significant efficiency improvements and cost reductions following their completion, scheduled for 2001.

SUMMARY

  To achieve its strategic objectives, Lyondell has:

 . Completed acquisitions, such as ARCO Chemical and the ALATHON(R) high density polyethylene business, where the characteristics of the acquired business give us long-term sustainable competitive advantages;

 . Divested businesses that do not fit our core competencies and have greater value to others, such as the polyols business and Equistar's concentrates and compounds business; and

 . Built alliances, such as Equistar and the transaction with Bayer, which can effectively reduce costs, leverage scale efficiencies and provide unique growth opportunities to the benefit of the owners.

  Lyondell intends to continue to use these approaches and others to implement its strategy with the goal of creating value for our shareholders.


SUMMARY DESCRIPTION OF BUSINESS SEGMENTS

  For the year ended December 31, 1997, the Company reported its results of operations in three segments: petrochemicals; polymers; and refining. Following the ARCO Chemical Acquisition in July 1998, the Company added intermediate chemicals and derivatives as a reportable segment, with the operations of the acquired business forming that segment. The Company's petrochemicals and polymers segments are conducted through Equistar, and the Company's refining segment is conducted through LCR. The methanol business conducted through LMC is not a reportable segment for financial disclosure purposes.

                             THE COMPANY'S BUSINESS

  The following chart shows the organization of Lyondell, as well as 1999 sales revenues for Lyondell and each of its joint ventures. Sales revenue for Lyondell and its subsidiaries represent the sales revenue of the businesses acquired in the ARCO Chemical Acquisition.



[Chart Appears here showing: 1999 consolidated pro forma sales revenue (excluding revenues of Equistar, LCR and Lyondell Methanol) of $3.7 billion for Lyondell and Subsidiaries and the primary products of Lyondell's Intermediate Chemicals and Derivatives Business: Lyondell's equity investments in each of Equistar (41 percent), LCR (58.5 percent) and Lyondell Methanol (75 percent); the 1999 sales revenues of each of Equistar, LCR and Lyondell Methanol, which were $5.4 billion, $2.6 billion and $95 million, respectively; and the primary products of each of the petrochemical, polymers, refining and methanol business]



Sales revenues shown above include sales to affiliates. For additional segment information for each of the years in the three-year period ended December 31, 1999, see Notes 4, 5 and 22 of Notes to Consolidated Financial Statements.

                     INTERMEDIATE CHEMICALS AND DERIVATIVES

OVERVIEW

  Lyondell is a leading global manufacturer and marketer of intermediate chemicals and performance chemical products used in a broad range of consumer goods. The segment's core product is PO, which is produced through two distinct technologies based on indirect oxidation processes that yield co-products. One process yields TBA as the co-product; the other yields SM as the co-product. The two technologies are mutually exclusive, necessitating that a manufacturing facility be dedicated either to PO/TBA or to PO/SM. The intermediate chemicals and derivatives segment also manufactures numerous derivatives of PO and TBA. Among these are polyols, PG, PGE and BDO, derivatives of PO, and MTBE, a principal derivative of TBA. This segment also manufactures and markets TDI.

  In North America, the Company produces PO, TBA, PG and PGE at its Bayport, Texas plants; PO, SM, MTBE, polyols and BDO at its Channelview, Texas plants (one of the PO/SM plants, PO/SM II, being held through a joint venture, and the other being wholly owned); polyols at its South Charleston and Institute, West Virginia plants; and isocyanates at its Lake Charles, Louisiana plant. In Europe, the Company produces PO, TBA, PG and MTBE at plants in Rotterdam, The Netherlands, and Fos-sur-Mer, France; PGE at its Rotterdam plant; and polyols at the Fos-sur-Mer plant and at a plant in Rieme, Belgium. In the Asia Pacific region, the Company has a 50% interest in the joint venture Nihon Oxirane Co., Ltd. ("Nihon Oxirane"), which operates a PO/SM plant in Chiba, Japan. The Company produces polyols at majority-owned plants in Kaohsiung, Taiwan and Anyer, West Java, Indonesia. In Europe, the Company also obtains TDI through tolling and market-based supply agreements with Rhodia. In December 1999, the Company negotiated contracts for the construction of a new BDO facility in Rotterdam, with a 280 million pound annual capacity and expected startup in early 2002.

  The Company estimates, based in part on published data, that worldwide demand for PO was approximately 9.2 billion pounds in 1999. Approximately 90% of that volume was consumed in the manufacture of three families of PO derivative products: polyols, PG and PGE. The remainder is consumed in the manufacture of a growing segment of performance products, including BDO and its derivatives. The Company sells less than one billion pounds of its annual capacity of PO and consumes the rest in the production of derivatives. PO that is not internally consumed is sold in the merchant market.

  Polyols and TDI are combined in the production of urethanes for products such as automotive seating and home furnishings.

  Styrene monomer is a commodity chemical produced and traded worldwide for commodity and specialty polymer applications, such as polystyrene and polyester resins, as well as various uses in the rubber industry. Based on published data, worldwide demand in 1999 was approximately 43 billion pounds.

  PG is principally used to produce unsaturated polyester resins. PG is also used in certain food, cosmetic and pharmaceutical applications and in automotive coolants and aircraft deicers. PGE are used as high performance solvents.

  BDO and its derivatives are utilized in the production of engineering plastics, pharmaceuticals, personal care products, fibers and high performance coatings.

  Lyondell converts most of its TBA to isobutylene, which is reacted with methanol to produce MTBE, an oxygenated gasoline blending component that increases octane and reduces automotive emissions. Worldwide demand for MTBE in 1999 was approximately 459,000 barrels per day, based on published data. This demand had increased over the past several years as a result of the Clean Air Act Amendments of 1990 (the "Clean Air Act Amendments"), state and local regulations and the need for incremental octane in gasoline in the United States and other countries. In the United States, the Clean Air Act Amendments set minimum levels for oxygenates, such as MTBE, in gasoline sold in areas not meeting specified air quality standards. However, while studies by federal and state agencies and other organizations have shown that MTBE is safe for use in gasoline and is effective in reducing automotive emissions, the presence of MTBE in some water supplies in California and other states due to gasoline leaking from underground storage tanks and in surface water from recreational water craft has led to public concern that MTBE may contaminate drinking water supplies, and thereby result in a possible environmental risk.

  Certain federal and state governmental initiatives have sought either to rescind the oxygenate requirement for reformulated gasoline or to restrict or ban the use of MTBE. At the state level, the State of California has initiated action, pursuant to an Executive Order of the Governor and supported by recent legislation, to begin the process of reducing or limiting the use of MTBE by December 31, 2002. Such action, to be effective, would require (i) a waiver of the oxygenate mandate for California, (ii) Congressional action in the form of an amendment to the Clean Air Act or (iii) California refiners to replace MTBE with another oxygenate such as ethanol, a more costly and less widely available additive. At the federal level, a blue ribbon panel appointed by the U.S. Environmental Protection Agency (the "EPA") issued its report on July 27, 1999, which recommended, among other things, reducing the use of MTBE in gasoline. The EPA has recently announced its intent to seek legislative changes from Congress to give EPA authority to ban MTBE over a three-year period. Such action would only be granted through amendments to the Clean Air Act. Additionally, the EPA is seeking a ban of MTBE utilizing rulemaking authority contained in the Toxic Substance Control Act. It would take at least three years for such a rule to issue. These initiatives or other governmental actions could result in a significant reduction in Lyondell's MTBE sales. The Company has developed technologies to convert TBA into alternate gasoline blending components should it be necessary to reduce MTBE production in the future.

     In addition, the Company has a take-or-pay MTBE sales contract with Atlantic Richfield Company ("ARCO"), which contributes significant pre-tax margin. If such legislative initiatives were enacted, ARCO has indicated that it might attempt to invoke a force majeure provision in the ARCO contract in order to reduce the contract quantities of MTBE it purchases or to terminate the contract. The Company would vigorously dispute such action. The contract has an initial term expiring December 31, 2002 and provides for formula-based prices that are currently significantly above spot market prices for MTBE. A significant reduction in the Company's sales under the ARCO contract could have a negative impact on the Company's results of operations and cash flows.

  In Europe, MTBE is expected to benefit from new legislation in the 15-nation European Union. The so-called "Auto/Oil Legislation" aimed at reducing air pollution from vehicle emissions was enacted in 1998, and refineries have increased consumption of MTBE to meet the new blending requirements. Several European authorities, most notably in Denmark, have investigated possible MTBE contamination of groundwater and have determined that the primary issue is to control leaking underground storage tanks. While these authorities are continuing to monitor governmental findings and actions in the United States, no restrictive action with respect to MTBE is currently planned.

  The following table outlines the intermediate chemicals and derivatives segment's primary products, annual processing capacity as of January 1, 2000, and the primary uses for such products. Unless otherwise specified, annual processing capacity was calculated by estimating the number of days in a typical year a production unit of a plant is expected to operate, after allowing downtime for regular maintenance, and multiplying that number by an amount equal to the unit's optimal daily output based on the design raw material mix. Because the processing capacity of a production unit is an estimated amount, actual production volumes may be more or less than capacities set forth below. Capacities shown include 100% of the capacity of joint venture facilities.


PRODUCT                                          ANNUAL CAPACITY                            Primary Uses
------------------------------------------   -----------------------   -------------------------------------------------------
Propylene Oxide (PO)                         3.87 billion pounds       PO is a key component of polyols, PG, PGE and BDO.

Polyols                                      1.47 billion pounds(a)    Polyols are combined with isocyanates to produce
                                                                       flexible foam for automotive seating and home
                                                                       furnishings, coatings, adhesives, sealants and
                                                                       elastomers.

Toluene Diisocyanate (TDI)                   514 million pounds(b)     TDI is combined with polyols to produce flexible foam
                                                                       for automotive seating and home furnishings.

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

Propylene Glycol Ethers (PGE)                300 million pounds        PGE are used as lower toxicity solvents for paints,
                                                                       coatings and cleaners.

Butanediol (BDO)                             120 million pounds        BDO is used in the manufacture of engineering resins,
                                                                       films, personal care products, pharmaceuticals,
                                                                       coatings, solvents and adhesives.
Methyl Tertiary Butyl                        897 million gallons       MTBE is a gasoline component for reducing emissions in
Ether (MTBE)                                 (58,500 barrels/day)      reformulated gasolines and enhancing octane value.


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

_________________
(a) Lyondell's polyols business will be sold to Bayer on or about April 1, 2000.

(b) Includes 264 million pounds processed by Rhodia at its plants in Lille and Pont de Claix, France. Lyondell is entitled to 100% of this output pursuant to the combination of a tolling agreement and a resale agreement with Rhodia.

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

  The Company's raw material suppliers include Equistar, which is a leading producer of propylene, ethylene and benzene and is expected to be the major supplier of these raw materials to Lyondell's U.S. business in 2000. See Note 4 of Notes to Consolidated Financial Statements.

  The intermediate chemicals and derivatives segment is a large volume consumer of isobutane for chemical production. The Company has invested in facilities, or entered into processing agreements with unrelated third parties, to convert the widely available commodity, normal butane, to isobutane. The Company is also a large consumer of oxygen for its PO/TBA plants at Bayport, Texas, Rotterdam, The Netherlands, and Fos-sur-Mer, France.

  In order to assure adequate and reliable sources of supply at competitive prices and rates, the Company is a party to long-term agreements and other arrangements with suppliers of raw materials, products, industrial gas and other utilities.

MARKETING AND SALES

  In 1999, most of the segment's revenues were derived from sales to, or processing agreements with, unrelated third parties. Over the past three years, no single unrelated third party customer, nor any related party customer, accounted for more than 10% of total revenues in any one year.

  The intermediate chemicals and derivatives segment delivers products through sales agreements, processing agreements and spot sales as well as product swaps. It purchases SM and limited amounts of MTBE for resale to the extent that customer demand for these co-products exceeds its production. Production levels for co-products are based upon the demand for PO and the market economics of the co-products.

  The segment has a number of multi-year PO processing (or tolling) and sales agreements. This reflects an effort to mitigate the adverse impact of competitive factors and economic business cycles on demand for the segment's PO. The segment is also a party to a number of multi-year SM sales and processing agreements and MTBE sales agreements.

  Lyondell sells most of its SM production into the United States merchant market and to selected export markets through sales or tolling agreements. The SM processing agreements also include long-term processing agreements providing for the delivery of fixed annual quantities of SM. See "Joint Ventures and Other Agreements." As of December 31, 1999, the Company had over 1.1 billion pounds of SM capacity, or 30% of its worldwide capacity, covered by long-term processing arrangements.

  In addition to the ARCO contract, the Company also sells its MTBE production under market-based sales agreements and in the spot market.

  The majority of the segment's PO derivatives are sold through market-based sales contracts under annual or multi-year arrangements.

  The segment's sales are made through Company marketing and sales personnel and through distributors and independent agents located in the Americas, Europe and the Asia Pacific region. Through centralization of certain sales and order fulfillment functions in regional customer service centers located in Houston, Texas, Rotterdam, The Netherlands and Singapore, the Company has reduced its sales office infrastructure for this segment around the world, while maintaining service to its worldwide customer base. Lyondell also has long-term contracts for distribution and logistics to insure reliable supply to its customers.


  For data relating to foreign operations, see Note 22 of Notes to Consolidated Financial Statements.

JOINT VENTURES AND OTHER AGREEMENTS

  As part of the PO production joint venture with Bayer ("PO Joint Venture"), Lyondell will contribute its Channelview, Texas PO/SM I plant and its Bayport,
Texas PO/TBA plant to the PO Joint Venture.   Each of Lyondell and Bayer will
take its share of the PO produced.   Bayer is expected to use its share of PO as
feedstock for its polyols business, including that to be acquired from Lyondell in the pending sale. Under the terms of operating and logistics agreements, Lyondell will operate the PO Joint Venture plants and will arrange and coordinate the logistics of PO delivery on a worldwide basis.

  Lyondell's PO/SM II plant at the Channelview, Texas complex that was completed in 1992 is owned by the Company together with third-party equity investors.
The Company retains a majority interest in the PO/SM II plant and is the operator of the plant. A portion of the SM output of the PO/SM II plant is committed to the third-party investors under long-term processing agreements. As of December 31, 1999, 1.1 billion pounds per year of the PO/SM II plant's existing SM capacity was committed under such arrangements.

  The Company has a 50% equity interest in Nihon Oxirane, a joint venture with Sumitomo Chemical Co., Ltd. and Showa Denko K.K. Since 1976, Nihon Oxirane has operated a PO/SM plant in Chiba, Japan.

  In January 1995, ARCO Chemical entered into a tolling agreement and a resale agreement with Rhodia covering the entire TDI output of Rhodia's two plants in France, which have a combined annual capacity of approximately 264 million pounds. This TDI is marketed principally in Europe, the Middle East, Africa and Asia.

COMPETITION AND INDUSTRY CONDITIONS

  Competition within the intermediate chemicals and derivatives segment of the chemical industry is significant and is based on a variety of factors, including quality, product price, reliability of supply, technical support, customer service and potential substitute materials. Profitability in this segment is affected by the worldwide level of demand along with vigorous price competition which may intensify due to, among other things, new industry capacity. Demand is a function of economic growth in the United States and elsewhere in the world, which fluctuates. It is not possible to predict accurately the changes in raw material costs, market conditions and other factors that will affect industry margins in the future. Capacity share figures for the segment and its competitors, discussed below, are based on completed production facilities and, where appropriate, include the full capacity of joint-venture facilities and certain long-term supply agreements.

  The Company's major worldwide PO competitors are Dow Chemical Company
("Dow") and Shell Chemical Company ("Shell"). Dow's operations are based on chlorohydrin technology. Shell utilizes a proprietary PO/SM technology. Based on published data relating to the PO market, the Company believes it has 35%, Dow has 32% and Shell has 6% of the total worldwide capacity for PO.

  As part of the Bayer transaction, Lyondell and Bayer agreed to pursue a joint venture for the construction of PO-11 in Europe with an expected startup in 2003. Shell and BASF AG ("BASF"), through their joint venture, Basell, commenced operation in October 1999 of a PO/SM plant in the Netherlands, using
Shell technology.   Shell and BASF, as 50-50 partners, have also broken ground for the construction of a PO/SM plant in Singapore, which is scheduled for start up in the last half of 2002. In addition, Repsol Quimica, S.A. plans to start up a PO/SM plant in Spain in 2000, using technology for the production of PO and SM originally licensed from ARCO Chemical. Expansions by Erdoelchemie, a joint venture between BP Amoco Chemical Company ("BP Amoco") and Bayer, in Europe and SK Oxychemical in South Korea are also planned. As a result of these capacity increases, the Company expects PO capacity in the near term to increase more rapidly than PO demand, especially in Europe. The Company also expects increasing integration to occur as current merchant-market buyers, such as Bayer and BASF, establish their own sources of PO supply.

  The Company competes with many polyols producers worldwide, including Dow, Bayer, BASF and Shell. Based on published data, Dow is believed to have 25% of worldwide polyols capacity while the Company is believed to have 16%. Lyondell's polyols business will be sold to Bayer.

  The Company both manufactures and has long-term tolling agreements for TDI. The Company competes with many TDI producers worldwide, including Bayer and BASF. Based on published data, Bayer is believed to have 21% of worldwide TDI capacity while the Company is believed to have 15%.

  The Company competes with many MTBE producers worldwide, the most significant of which is Saudi Basic Industries Corp. ("SABIC"). Based on published data, SABIC is believed to have 12% of the total worldwide capacity for MTBE. The Company believes it has 10% and that Equistar has an additional 3% of worldwide MTBE capacity. MTBE also faces competition from substitute products such as ethanol as well as other octane components.

  The Company competes with several SM producers worldwide; among them are Shell, Dow and BASF. Based on published data, Shell and the Company are each believed to have 7% of total worldwide SM capacity.

PROPERTIES

  The Company leases its corporate offices located in Houston, Texas. As part of the ARCO Chemical Acquisition, Lyondell acquired ARCO Chemical's headquarters office and research facility in Newtown Square, Pennsylvania, which is leased from ARCO. The Company's European headquarters are located in leased facilities in Maidenhead, England, and its Asia Pacific headquarters are located in leased facilities in Hong Kong. The non-U.S. regional service centers are located in leased facilities in Rotterdam, The Netherlands and Singapore.

  Depending on location and market needs, the Company's production facilities can receive primary raw materials by pipeline, railcar, truck, barge or ship and can deliver finished products in drums or by pipeline, railcar, truck, barge, isotank or ship. The Company charters ships, owns and charters barges and leases isotanks and railcars for the dedicated movement of products between plants, products to customers or terminals, or raw materials to plants, as necessary. The Company leases liquid and bulk storage and warehouse facilities at terminals in the Americas, Europe and the Asia Pacific region. In the Rotterdam outer harbor area, the Company owns and operates an on-site butane storage tank, propylene spheres, pipeline connections and a jetty that accommodates deep-draft vessels.

  The principal manufacturing facilities of the segment are set forth below. All of these facilities are wholly-owned by Lyondell unless otherwise noted. The polyols facilities are being sold to Bayer.

                     LOCATION                                           PRINCIPAL PRODUCTS
---------------------------------------------------------------   --------------------------------
     Bayport (Pasadena), Texas...............................     PO, PG, PGE, TBA, isobutylene
     Channelview, Texas(1)...................................     PO, polyols, BDO, SM, MTBE
     Lake Charles, Louisiana.................................     TDI
     Institute and South Charleston, West Virginia(2)........     polyols
     Rieme, Belgium..........................................     polyols
     Fos-sur-Mer, France.....................................     PO, PG, polyols, TBA, MTBE
     Botlek, Rotterdam, The Netherlands......................     PO, PG, PGE, TBA, MTBE,
                                                                  isobutylene
     Anyer, West Java, Indonesia.............................     polyols
     Chiba, Japan(3).........................................     PO, SM
     Kaohsiung, Taiwan(4)....................................     polyols

________
(1) Third-party investors hold a minority ownership interest in the PO/SM II plant at the Channelview facility.

(2) The Company's plants in South Charleston and Institute, West Virginia are situated on leased land.

(3) The PO/SM plant located in Chiba, Japan is owned by Nihon Oxirane, a joint venture in which the Company holds a 50% interest through a subsidiary.

(4) The Taiwan plant is owned by Lyondell Taiwan Co., Ltd., a Taiwan company in which the Company, through a subsidiary, has a majority interest.


RESEARCH AND TECHNOLOGY; PATENTS AND TRADEMARKS

  The Company possesses a body of patented and unpatented technology and trade secrets relating to its products, processes and the design and operation of its plants, all of which are valuable to the intermediate chemicals and derivatives
segment.   Lyondell has several patents and patent applications pending for inventions resulting from its research relating to new PO processes for producing propylene oxide without co-products. Lyondell believes that implementation of this technology would reduce the cost of manufacturing PO and eliminate the production of less valuable co-products.

  The Company does not believe that the loss of any individual patent or trade secret would have a material adverse effect on its intermediate chemicals and derivatives business. The basic patents relating to the Company's PO/SM and PO/TBA co-product technologies have expired. However, the technology is not readily licensable, and Lyondell's experience and know-how in this area provide it with a significant competitive advantage over others trying to replicate the technology.

  The principal research and development facility for the segment is located in Newtown Square, Pennsylvania, with technical centers in South Charleston, West Virginia, Villers Saint Paul, France, and Singapore. The Company's research and development expenditures on a pro forma basis for the ARCO Chemical Acquisition for 1999, 1998, and 1997 were $58 million, $65 million, and $82 million, respectively.

EMPLOYEE RELATIONS

  On December 31, 1999, Lyondell had approximately 3,700 full-time employees, with approximately 16% of the domestic employees represented by labor unions. Lyondell also uses the services of independent contractors in the routine conduct of its business. In connection with a November 1999 agreement with Equistar to expand the scope of shared administrative services ("Shared Services Agreement"), approximately 460 persons who had been employed by Equistar in the areas of information technology, human resources, materials management and raw material supply, customer supply chain, accounting, facility services, and legal became employees of Lyondell effective January 1, 2000. The Company believes its relations with its employees are good.


                             EQUISTAR CHEMICALS, LP

MANAGEMENT OF EQUISTAR

  Equistar is a limited partnership organized under the laws of the State of Delaware. Lyondell owns its interest in Equistar through two wholly owned subsidiaries, one of which serves as a general partner of Equistar and one of which serves as a limited partner. Similarly, Millennium owns its interest in Equistar through two wholly owned subsidiaries, one a general partner and one a limited partner. Occidental owns its interest in Equistar through three wholly owned subsidiaries, one a general partner and two limited partners. Lyondell holds a 41% interest, and Millennium and Occidental each hold a 29.5% interest in Equistar. The Amended and Restated Partnership Agreement of Equistar (the "Equistar Partnership Agreement") governs, among other things, ownership, cash distributions, capital contributions and management of Equistar. Millennium has publicly announced its intention to sell its 29.5% interest in Equistar and is actively seeking qualified buyers. There can be no assurance that any such sale will be consummated, but the Company does not expect any such sale to affect Equistar's operations or results.

  The Equistar Partnership Agreement provides that Equistar is governed by a Partnership Governance Committee, consisting of nine representatives, three appointed by each general partner. Matters requiring unanimous agreement by the representatives of Lyondell, Millennium and Occidental include changes in the scope of Equistar's business, the five-year strategic plan (and annual updates thereof), the sale or purchase of assets or capital expenditures of more than $30 million not contemplated by the strategic plan, investments by Equistar's partners over certain amounts, merging or combining with another business and certain other matters. All decisions of the Partnership Governance Committee that do not require unanimity among Lyondell, Millennium and Occidental may be made by Lyondell's representatives alone. The day-to-day operations of Equistar are managed by the executive officers of Equistar. Dan Smith, the Chief Executive Officer of Lyondell, also serves as Chief Executive Officer of Equistar.

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

  Also in connection with the formation of Equistar, Lyondell contributed a promissory note for $345 million payable to Equistar, which Lyondell repaid with proceeds of the Credit Facility in July 1998.

  If Lyondell, Millennium or Occidental or any of their affiliates desire to initiate or pursue an opportunity to undertake, engage in, acquire or invest in a business or activity or operation within the scope of the business of Equistar, such opportunity must first be offered to Equistar. Equistar has certain options to participate in the opportunity, but if it determines not to participate, the party offering the opportunity is free to pursue it on its own. If the opportunity within Equistar's scope of business constitutes less than 25% of an acquisition that is otherwise not within the scope of its business, Lyondell, Millennium or Occidental, as the case may be, may make such acquisition, provided that the portion within the scope of Equistar's business is offered to Equistar pursuant to the foregoing provisions.

  During 1998 and 1999, Lyondell had provided certain administrative services to Equistar, including certain legal, risk management and treasury services, tax services and employee benefit plan administration, and Equistar provided services to Lyondell in the areas of health, safety and environmental, human resources, information technology and legal. As a consequence of these services, Equistar made a monthly payment to Lyondell as described in Note 4 of Notes to Consolidated Financial Statements. In November 1999, Lyondell and Equistar announced that they would utilize shared services over a broader range, including information technology, human resources, materials management and raw material supply, customer supply chain, health, safety and environmental, engineering and research and development, facility services, legal, accounting, treasury, internal audit, and tax. Effective January 1, 2000, employee-related and indirect costs will be allocated between the two companies in the manner prescribed in the Shared Services Agreement while direct third party costs, incurred exclusively for either Lyondell or Equistar, would be charged directly to that entity. Equistar and Millennium Petrochemicals are also parties to a number of agreements for the provision of services, utilities and materials from one party to the other at common locations, principally LaPorte, Texas and Cincinnati, Ohio. Pursuant to a Transition Services Agreement that terminated on June 1, 1999, an affiliate of Occidental also provided services to Equistar, including services related to accounting, payroll, office administration, marketing, transportation, purchasing and procurement, management, human
resources, customer service, technical services and others.   Equistar is now
handling these functions directly or through the Shared Services Agreement with Lyondell.

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

                                 PETROCHEMICALS

OVERVIEW

  Petrochemicals are fundamental to many segments of the economy, including the production of consumer products, housing components, automotive products and other durable and nondurable goods. Equistar produces a variety of petrochemicals, including olefins, oxygenated chemicals, aromatics and specialty products, at twelve facilities located in six states. Olefins include ethylene, propylene and butadiene. Oxygenated chemicals include EO,

EG, ethanol and MTBE. Aromatics produced are benzene and toluene. Equistar's petrochemical products are used to manufacture polymers and intermediate chemicals, which are used in a variety of consumer and industrial products. Ethylene is the most significant petrochemical in terms of worldwide production volume and is the key building block for polyethylene and a large number of other chemicals, plastics and synthetics. With the strong growth of end-use products derived from ethylene during the past several decades, especially as plastics have developed into low-cost, high-performance substitutes for a wide range of materials such as metals, paper and glass, U.S. ethylene consumption has grown by an average annual rate of approximately 4%.

  The Chocolate Bayou, Corpus Christi and two Channelview, Texas olefins plants use petroleum liquids, including naphtha, condensates and gas oils (collectively "Petroleum Liquids"), to produce ethylene. Assuming the co-products are recovered and sold, the cost of ethylene production from Petroleum Liquids historically has been less than the cost of producing ethylene from natural gas liquids, including ethane, propane and butane (collectively, "NGLs"). The use of Petroleum Liquids results in the production of a significant amount of co-products such as propylene, butadiene, benzene and toluene, and specialty products, such as dicyclopentadiene ("DCPD"), isoprene, resin oil, piperylenes, hydrogen and alkylate. Based upon independent third-party surveys, management believes that its Channelview facility is the lowest production cost olefins facility in the United States. Equistar's Morris, Illinois, Clinton, Iowa, Lake Charles, Louisiana and LaPorte, Texas plants are designed to use primarily NGLs, which produce primarily ethylene with some co-products such as propylene. A comprehensive pipeline system connects the Gulf Coast plants with major olefins customers. Raw materials are sourced both internationally and domestically and are shipped via vessel and pipeline.

  Equistar produces EO and its primary derivative, EG, at facilities located at Pasadena, Texas and through a 50/50 joint venture with E.I. DuPont de Nemours and Company in Beaumont, Texas. The Pasadena facility also produces other derivatives of EO, principally ethers and ethanolamines. EG is used in antifreeze and in polyester fibers, resins and films. Ethylene oxide and its derivatives are used in many consumer and industrial end uses, such as detergents and surfactants, brake fluids and polyurethane foams for seating and bedding.

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

  The following table outlines Equistar's primary petrochemical products, annual processing capacity as of January 1, 2000, and the primary uses for such products. Unless otherwise specified, annual processing capacity was calculated by estimating the number of days in a typical year that a production unit of a plant is expected to operate, after allowing for downtime for regular maintenance, and multiplying that number by an amount equal to the unit's optimal daily output based on the design raw material mix. Because the processing capacity of a production unit is an estimated amount, actual production volumes may be more or less than the capacities set forth below. Capacities shown include 100% of the capacity of Equistar, of which the Company owns 41%.


PRODUCT                                Annual Capacity                                       Primary Uses
---------                              ---------------                                       -------------
OLEFINS:
-------

Ethylene                        11.5 billion pounds              Ethylene is used as a raw material to manufacture polyethylene,
                                                                 EO, ethanol, ethylene dichloride and ethylbenzene.

Propylene                       5.0 billion pounds (a)           Propylene is used to produce polypropylene, acrylonitrile and propylene oxide.


Butadiene                       1.2 billion pounds               Butadiene is used to manufacture styrene-butadiene rubber and polybutadiene rubber, which are used in the manufacture of tires, hoses, gaskets and other rubber products. Butadiene is also used in the production of paints, adhesives, nylon
                                                                 clothing, carpets and engineered plastics.

OXYGENATED PRODUCTS:
--------------------

Ethylene Oxide (EO)             1.1 billion pounds ethylene      EO is used to produce surfactants, industrial cleaners,
                                oxide; 400 million pounds are    cosmetics, emulsifiers, paint, heat transfer fluids and ethylene
                                pure ethylene oxide              glycol (polyester fibers and film, polyethylene terephthalate
                                                                 ("PET") resin and antifreeze).

Ethylene Glycol (EG)            1 billion pounds                 EG is used to produce polyester fibers and film, PET resin, heat transfer fluids, paint and automobile antifreeze.

Ethylene Oxide                  225 million pounds               EO derivatives are used to produce paint and coatings, polishes,
Derivatives                                                      solvents and chemical intermediates.


MTBE                            284 million gallons              MTBE is an octane enhancer and clean fuel additive in
                                (18,500 barrels/day)(b)          reformulated gasoline.


AROMATICS:
---------

Benzene                         300 million gallons              Benzene is used to produce styrene, phenol and cyclohexane.
                                                                 These products are used in the production of nylon, plastics, rubber and polystyrene. Polystyrene is used in insulation, packaging and drink cups.

Toluene                         66 million gallons               Toluene is used as an octane enhancer in gasoline, as a chemical feedstock for benzene production, and a core ingredient in TDI, a compound in urethane production.

SPECIALTY PRODUCTS:
-------------------

Dicyclopentadiene               130 million pounds               DCPD is a component of inks, adhesives and polyester resins for
(DCPD)                                                           molded parts such as tub and shower stalls and boat hulls.


Isoprene                        145 million pounds               Isoprene is a component of premium tires, adhesive sealants and other rubber products.

Resin Oil                       150 million pounds               Resin oil is used in the production of hot-melt-adhesives, inks, sealants, paints and varnishes.

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

Alkylate                        337 million gallons(c)           Alkylate is a premium blending component used by refiners to meet Clean Air Act standards for reformulated gasoline.

Ethyl Alcohol                   50 million gallons               Ethyl alcohol is used in the production of solvents as well as household, medicinal and personal care products.

Diethyl Ether                   5 million gallons                Diethyl ether is used in laboratory reagents, gasoline and diesel engine starting fluid, liniments, analgesics and
                                                                 smokeless gunpowder.

__________
(a) Does not include refinery-grade material or production from the product flexibility unit at Equistar's Channelview facility, which can convert ethylene and other light petrochemicals into propylene. This facility has a current annual processing capacity of one billion pounds per year of propylene.

(b) Includes up to 44 million gallons/year of capacity operated for the benefit of LCR.

(c) Includes up to 172 million gallons/year of capacity operated for the benefit of LCR.

RAW MATERIALS AND ETHYLENE PURCHASES

  The raw materials cost for olefins production is generally the largest component of total cost for the petrochemicals business. Olefins plants with the flexibility to consume a wide range of raw materials are able to maintain higher profitability during periods of changing energy and petrochemicals prices than olefins plants that are restricted in their raw material processing capability, assuming the co-products are recovered and sold. The primary raw materials used in the production of olefins are Petroleum Liquids (also referred to as "heavy raw materials") and NGLs (also referred to as "light raw materials").
Petroleum Liquids have had a historical cost advantage over NGLs such as ethane and propane, assuming the co-products are recovered and sold. For example, using Petroleum Liquids typically generates between one and four cents additional margin per pound of ethylene produced compared to using ethane. Equistar has the capability to realize this margin advantage at the Channelview, Corpus Christi and Chocolate Bayou facilities. This cost advantage is expected to continue due to the significantly higher capital cost for plants with the capability to process both heavy raw materials (Petroleum Liquids) and their resulting co-products in contrast to processing light raw materials (NGLs).

  The Channelview facility is uniquely flexible in that it can process 100% Petroleum Liquids or up to 80% NGLs. The Corpus Christi plant can process up to 70% Petroleum Liquids or up to 70% NGLs, subject to the availability of NGLs. The Chocolate Bayou facility processes 100% Petroleum Liquids. Equistar's four other olefins facilities currently process only NGLs. Equistar's LaPorte facility can process heavier NGLs, such as butane and natural gasoline.

  The majority of Equistar's Petroleum Liquids requirements are purchased via contractual arrangement from a variety of third-party domestic and foreign sources. Equistar also purchases a minimal amount of Petroleum Liquids on the spot market from third-party domestic and foreign sources. Equistar purchases NGLs from a wide variety of domestic sources. Equistar obtains a portion of its olefins raw material requirements from LCR at market-related prices.

  In addition to producing its own ethylene, Equistar assumed certain agreements of an affiliate of Millennium for the purchase of ethylene from Gulf Coast producers at market prices. Ethylene purchase obligations under the assumed contracts will decline at the end of 2000, although Equistar currently intends to continue purchasing ethylene from third party sources as needed to meet its requirements.

MARKETING AND SALES

  Ethylene produced by the LaPorte, Morris and Clinton facilities is generally consumed as raw material by the polymers operations at those sites. Ethylene and propylene produced at the Channelview, Corpus Christi, Chocolate Bayou and Lake Charles olefins plants are generally distributed by pipeline or via exchange agreements to Equistar's Gulf Coast polymer and ethylene oxide glycol facilities as well as to Equistar's affiliates and third parties. As of January 1, 2000, approximately 80% of the ethylene produced by Equistar was consumed internally or sold to Equistar's affiliates at market-related prices.

  With respect to sales to third parties, Equistar sells a majority of its olefins products to customers with whom Lyondell and Occidental have had long-standing relationships. Sales to third parties generally are made under written agreements that typically provide for: monthly negotiation of price; customer purchase of a specified minimum quantity; and three- to six-year terms with automatic one- or two-year term extension provisions. Some contracts may be terminated early if deliveries have been suspended for several months. No single unrelated third party customer accounted for more than 10% of total segment revenues in 1999.

  Ethylene oxide and ethylene glycol are sold under long-term contracts of three to five years' duration to third-party customers, with pricing negotiated on a quarterly basis to reflect market conditions. Glycol ethers are sold primarily into the solvent and distributor markets under one-year contracts at market prices, as are ethanolamines and brake fluids. Ethanol and ethers are sold to third-party customers under one-year contracts at market prices.

  Equistar licenses MTBE technology under a license from an affiliate of Lyondell and sells a significant portion of MTBE produced at one of its two Channelview units to Lyondell at market-related prices. The production from the second unit is consumed by LCR for gasoline blending. MTBE produced at Chocolate Bayou is sold to third parties at market-related prices.

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

  Most of the ethylene and propylene production of the Channelview, Chocolate Bayou, Corpus Christi and Lake Charles facilities is shipped via a 1,430-mile pipeline system which has connections to numerous Gulf Coast ethylene and propylene consumers. This pipeline system, some of which is owned and some of which is leased by Equistar, extends from Corpus Christi to Mont Belvieu to Port Arthur, Texas as well as around the Lake Charles, Louisiana area. In addition, exchange agreements with other olefins producers allow access to customers who are not directly connected to Equistar's pipeline system. Some propylene is shipped by ocean-going vessel. Ethylene oxide is shipped by railcar, and its derivatives are shipped by railcar, truck, isotank or ocean-going vessel. Butadiene, aromatics and other petrochemicals are distributed by pipeline, railcar, truck, barge or ocean-going vessel.

COMPETITION AND INDUSTRY CONDITIONS

  The basis for competition in Equistar's petrochemicals products is price, product quality, product deliverability and customer service. Equistar competes with other large domestic producers of petrochemicals, including BP Amoco, Chevron Chemical Company ("Chevron"), Dow , Exxon Mobil Chemical Company ("Exxon Mobil"), Huntsman Chemical Company, Phillips Petroleum Company ("Phillips"), Shell and Union Carbide Corporation. Industry consolidation, including the combination of British Petroleum and Amoco, Exxon and Mobil, the pending combination of Union Carbide and Dow and the recently announced petrochemicals combination by Chevron and Phillips, has concentrated the industry in fewer, although larger and stronger, competitors.

  The combined rated capacity of Equistar's olefins units at January 1, 2000 was approximately 11.5 billion pounds of ethylene per year or approximately 17% of total North American production capacity. Based on published rated production capacities, Equistar believes it is the largest producer of ethylene in North America. North American ethylene rated capacity at January 1, 2000 was approximately 67 billion pounds per year. Of the total ethylene production capacity in the United States, approximately 95% is located along the Gulf Coast.

  Petrochemicals profitability is affected by the level of demand for petrochemicals and derivatives, along with vigorous price competition among producers which may intensify due to, among other things, the addition of new capacity. In general, demand is a function of economic growth in the United States and elsewhere in the world, which fluctuates. Capacity additions in excess of annual growth also put pressure on margins. It is not possible to predict accurately the changes in raw material costs, market conditions and other factors that will affect petrochemical industry margins in the future.

  The petrochemicals industry historically has experienced significant volatility in capacity utilization and profitability. Producers of olefins primarily for merchant supply to unaffiliated customers typically experience greater variations in their sales volumes and profitability when industry supply and demand relationships are at extremes in comparison to more integrated competitors, i.e., those with a higher proportion of captive demand for olefins derivatives production. Equistar currently consumes or sells to its partners' downstream derivatives facilities approximately 80% of its ethylene production, which has the effect of reducing volatility.

  Equistar's other major commodity chemical products also experience cyclical market conditions similar to, although not necessarily coincident with, those of ethylene.

                                    POLYMERS

OVERVIEW

  Through facilities located at ten plant sites in four states, Equistar's polymers segment manufactures a wide variety of polyolefins, including polyethylene, polypropylene and various performance polymers.

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

  Equistar produces performance polymer products, which include enhanced grades of polyethylene and polypropylene, at several of its polymers facilities. The Company believes that, over a business cycle, average selling prices and profit margins for performance polymers tend to be higher than average selling prices and profit margins for higher-volume commodity polyethylenes. Equistar also produces wire and cable resins and compounds at Morris, Illinois, LaPorte, Texas, Tuscola, Illinois and Fairport Harbor, Ohio. Wire and cable resins and compounds are used to insulate copper and fiber optic wiring in power, telecommunication, computer and automobile applications. Equistar's Morris, Illinois and Pasadena, Texas facilities manufacture polypropylene using propylene produced as a co-product of Equistar's ethylene production as well as propylene purchased from third parties. Polypropylene is sold for various applications in the automotive, housewares and appliance industries. Equistar sold its concentrates and compounds business, including its facilities in Crockett, Texas and Heath, Ohio, in April 1999.

  The following table outlines Equistar's polymers and performance polymers products, annual processing capacity at January 1, 2000, and the primary uses for such products. Unless otherwise specified, annual processing capacity was calculated by estimating the number of days in a typical year that a production unit of a plant is expected to operate, after allowing for downtime for regular maintenance, and multiplying that number by an amount equal to the unit's optimal daily output based on the design raw material mix. Because the processing capacity of a production unit is an estimated amount, actual production volumes may be more or less than the capacities set forth below. Capacities shown include 100% of the capacity of Equistar, of which the Company owns 41%.

PRODUCT                                           Annual Capacity                              Primary Uses
-------------------------------------------   -----------------------  -------------------------------------------------------------
High density polyethylene (HDPE)              3.6 billion pounds       HDPE is used to manufacture grocery, merchandise and trash
                                              (a) (b)                  bags; food containers for items from frozen desserts to
                                                                       margarine; plastic caps and closures; liners for boxes of
                                                                       cereal and crackers; plastic drink cups and toys; dairy
                                                                       crates; bread trays and pails for items from paint to
                                                                       fresh fruits and vegetables; safety equipment such as hard hats; house wrap for insulation; bottles for
                                                                       household/industrial chemicals and motor oil;
                                                                       milk/water/juice bottles; and large (rotomolded) tanks for storing liquids like agricultural and lawn care chemicals.


Low density polyethylene (LDPE)               1.7 billion pounds (b)   LDPE is used to manufacture food packaging films; plastic
                                                                       bottles for packaging food and personal care items; dry
                                                                       cleaning bags; ice bags; pallet shrink wrap; heavy-duty
                                                                       bags for mulch and potting soil; boil-in-bag bags;
                                                                       coatings on flexible packaging products; and coatings on
                                                                       paper board such as milk cartons. Specialized forms of
                                                                       LDPE are Ethyl Methyl Acrylate ("EMA"), which provides
                                                                       adhesion in a variety of applications, and Ethylene Vinyl
                                                                       Acetate ("EVA"), which is used in foamed sheets,
                                                                       bag-in-box bags, vacuum cleaner hoses, medical tubing,
                                                                       clear sheet protectors and flexible binders.

Linear low density polyethylene (LLDPE)       1.1 billion pounds       LLDPE is used to manufacture garbage and lawn-leaf bags;
                                                                       housewares; lids for coffee cans and margarine tubs; and
                                                                       large (rotomolded) toys like outdoor gym sets.

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

Wire and Cable                                (c)                      Wire and cable resins and compounds are used to insulate
Resins and Compounds                                                   copper and fiber optic wiring in power, telecommunication, computer and automobile applications.


Polymeric Powders                             (c)                      Polymeric powders are component products in structural and bulk molding compounds, parting agents and filters for
                                                                       appliance, automotive and plastics processing industries.


Polymers for Adhesives, Sealants and          (c)                      Polymers are components in hot-metal-adhesive formulations
Coatings                                                               for case, carton and beverage package sealing, glue
                                                                       sticks, automotive sealants, carpet backing and adhesive
                                                                       labels.


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

_______________
(a) Includes a 480-million-pound HDPE resin expansion project at the Matagorda facility which commenced operation in October 1999. Also includes the impact of idling a single gas-phase reactor at the Port Arthur facility effective March 31, 1999, which resulted in a decrease in capacity of 300 million pounds in 1999. Additionally, includes the impact of shutting down two slurry reactors at the LaPorte, Texas facility effective April 30, 1999, resulting in a decrease of 100 million pounds in 1999.

(b) In the first quarter of 2000, Equistar idled two slurry reactors with a total capacity of 300 million pounds per year of HDPE. Additionally two autoclave reactors with annual capacity of 60 million pounds of LDPE were idled. All of this capacity is at the LaPorte, Texas facility. These actions are part of Equistar's asset optimization strategy.

(c) These are enhanced grades of polyethylene and are included in the capacity figures for HDPE, LDPE and LLDPE above, as appropriate.

RAW MATERIALS

  With the exception of the Chocolate Bayou polyethylene plant, Equistar's polyethylene and polypropylene production facilities can receive their ethylene and propylene directly from Equistar's petrochemical facilities via Equistar's olefins pipeline system or from on-site production. The polyethylene plants at Chocolate Bayou, LaPorte, Port Arthur and Pasadena, Texas are pipeline-connected to third parties and can receive ethylene via exchanges or purchases. The polypropylene facility at Morris, Illinois also receives propylene from a third party.

MARKETING AND SALES

  Equistar's polymers products are primarily sold to an extensive base of established customers. Approximately 30% of these customers have term contracts, typically having a duration of one to three years. The remainder is generally sold without contractual term commitments. In either case, in most of the continuous supply relationships, prices are subject to change upon mutual agreement between Equistar and the customer. No single unrelated third party customer accounted for more than 10% of total segment revenues in 1999.

  Polymers are primarily distributed via railcar. Equistar owns or leases, pursuant to long-term lease arrangements, approximately 9,500 railcars for use in its polymers business. Equistar sells its polymers products in the United States and Canada primarily through its own sales organization. It generally engages sales agents to market its products in the rest of the world.

COMPETITION AND INDUSTRY CONDITIONS

  The basis for competition in Equistar's polymers products is price, product performance, product quality, product deliverability and customer service. Equistar competes with other large producers of polymers, including Chevron , Dow , Eastman Chemical Company, Exxon Mobil , Formosa Plastics, Huntsman Chemical Company, Phillips , Solvay Polymers, Total Fina, Union Carbide Corporation and Westlake Polymers. Industry consolidation, including the 1998 combination of British Petroleum and Amoco, the 1999 combinations of Exxon and Mobil and of Total and Fina, and the pending combination of Union Carbide and Dow, has concentrated the industry in fewer, although larger and stronger, competitors. Polymers profitability is affected by the worldwide level of demand for polymers, along with vigorous price competition which may intensify due to, among other things, new domestic and foreign industry capacity. In general, demand is a function of economic growth in the United States and elsewhere in the world, which fluctuates. It is not possible to predict accurately the changes in raw material costs, market conditions and other factors which will affect polymers industry margins in the future.

  Based on published rated industry capacities, Equistar is the second largest producer of polyethylene in North America and is a leading domestic producer of polyolefins powders, compounds, wire and cable resins, and polymers for adhesives. The combined rated capacity of Equistar's polyethylene units as of January 1, 2000 was approximately 6.45 billion pounds per year or approximately 17% of total industry capacity in North America. There are approximately 19 other North American producers of polyethylene, including Chevron Chemical Company, Dow , Exxon Mobil, Phillips, Solvay Polymers and Union Carbide Corporation. Equistar's polypropylene capacity, 680 million pounds per year as of January 1, 2000, represents approximately 4.5% of the total North American polypropylene capacity. There are approximately 14 other North American competitors in the polypropylene business, including BP Amoco, Exxon Mobil, Montell Polyolefins, BV and Total Fina.

                       PROPERTIES AND EMPLOYEE RELATIONS

  Equistar's principal manufacturing facilities and principal products are set forth below. All of these facilities are wholly owned by Equistar unless otherwise noted.

                LOCATION                                                    PRINCIPAL PRODUCTS
----------------------------------------            ----------------------------------------------------------------
Beaumont, Texas(a)......................               EG
Channelview, Texas(b)...................               Ethylene, Propylene, Butadiene, Benzene, Toluene, DCPD,
                                                       Isoprene, Resin Oil, Piperylenes, Alkylate and MTBE
Corpus Christi, Texas...................               Ethylene, Propylene, Butadiene and Benzene
Chocolate Bayou, Texas(c)...............               HDPE
Chocolate Bayou, Texas(c)(d)............               Ethylene, Propylene, Butadiene, Benzene, Toluene, DCPD,
                                                       Isoprene, Resin Oil and MTBE
LaPorte, Texas (e)......................               Ethylene, Propylene, LDPE, LLDPE, HDPE and Liquid Polyolefins
Matagorda, Texas........................               HDPE
Pasadena, Texas(f)......................               EO, EG and Other EO Derivatives
Pasadena, Texas(f)......................               Polypropylene and LDPE
Port Arthur, Texas(e)...................               LDPE and HDPE
Victoria, Texas(d)......................               HDPE
Lake Charles, Louisiana(g)..............               Ethylene, and Propylene
Morris, Illinois........................               Ethylene, Propylene, LDPE, LLDPE and Polypropylene
Tuscola, Illinois.......................               Ethyl Alcohol, Diethyl Ether, Wire and Cable Resins and
                                                       Compounds and Polymeric Powders
Clinton, Iowa...........................               Ethylene, Propylene, LDPE and HDPE
Fairport Harbor, Ohio(g)................               Wire and Cable Resins and Compounds
Anaheim, California.....................               Denatured Alcohol
Newark, New Jersey......................               Denatured Alcohol

_____________
(a) The Beaumont facility is owned by PD Glycol, a partnership owned 50% by Equistar and 50% by E.I. DuPont de Nemours and Company.
(b) The Channelview facility has two ethylene processing units. Lyondell Methanol owns a methanol plant located within the Channelview facility on property Lyondell Methanol leases from Equistar. A third party owns and operates a facility on land leased from Equistar that is used to purify hydrogen from Lyondell Methanol's methanol plant. Equistar also operates a styrene maleic anhydride unit and a polybutadiene unit which are owned by a third party and are located on property leased from Equistar within the Channelview facility.
(c) Millennium and Occidental each contributed a facility located in Chocolate Bayou. These facilities are not on contiguous property.
(d) The land is leased, and the facility is owned.
(e) A substantial portion of the HDPE capacity of the Port Arthur facility was idled on March 31, 1999. Additional HDPE and LDPE capacity at the LaPorte facility was idled in the first quarter of 2000.
(f) Occidental and Lyondell each contributed facilities located in Pasadena. These facilities are primarily on contiguous property, and Equistar plans to operate them as one site to the extent practicable. These facilities are operated in conjunction with the LaPorte facility.
(g) The facilities and land are leased.

  Equistar also owns a storage facility, a brine pond and a tract of vacant land in Mont Belvieu, Texas, located approximately 15 miles east of the Channelview facility. Storage capacity for up to approximately 13 million barrels of NGLs, ethylene, propylene and other hydrocarbons is provided in salt domes at the Mont Belvieu facility. There are an additional 3 million barrels of ethylene and propylene storage operated by Equistar on leased property in Markham, Texas.

  Equistar uses an extensive olefins pipeline system, some of which it owns and some of which it leases, extending from Corpus Christi to Mont Belvieu to Port Arthur and around the Lake Charles area. Equistar owns other pipelines in connection with its Tuscola, Chocolate Bayou, Matagorda, Victoria, Corpus Christi and LaPorte facilities. Equistar owns and leases several pipelines connecting the Channelview facility, the Refinery and the Mont Belvieu storage facility; these pipelines are used to transport feedstocks, butylenes, hydrogen, butane, MTBE and unfinished gasolines. Equistar also owns a barge docking facility near the Channelview facility capable of berthing eight barges and related terminal equipment for loading and unloading raw materials and products. Equistar owns or leases pursuant to long-term lease arrangements approximately 11,400 railcars for use in its business.

  Equistar sub-leases its executive offices and corporate headquarters from Lyondell in downtown Houston. In addition, Equistar owns facilities which house the Morris and Cincinnati research operations. Equistar also leases sales facilities and leases storage facilities, primarily in the Gulf Coast area, from various third parties for the handling of products.

  As of December 31, 1999, Equistar employed approximately 4,500 full-time employees. Equistar also uses the services of independent contractors in the routine conduct of its business. Approximately 280 hourly workers are covered by collective bargaining agreements. In connection with the Shared Services Agreement, approximately 460 persons who had been employed by Equistar in the areas of information technology, human resources, materials management and raw material supply, customer supply chain, accounting, facility services, and legal became employees of Lyondell effective January 1, 2000. Equistar believes that its relations with its employees are good.

                RESEARCH AND TECHNOLOGY; PATENTS AND TRADEMARKS

  Equistar maintains a significant research and development facility in Cincinnati, Ohio. Equistar has additional research facilities in Morris, Illinois, Matagorda, Texas and Plano, Texas. Equistar's research and development expenditures for 1999, 1998, and the period December 1, 1997 (inception) through December 31, 1997 were $42 million, $40 million, and $3 million, respectively.

  The Channelview facility employs proprietary technology owned by Lyondell to convert ethylene and other light petrochemical streams into propylene. Consistent with its strategy, Equistar is conducting a research project to investigate alternative olefin feedstocks for use at the Channelview, Chocolate Bayou and/or Corpus Christi facilities. These alternative olefin feedstocks could significantly lower costs and provide an additional competitive advantage at these facilities.

  Recent polymers industry announcements relate to the development of single-site catalysts. Successful development and commercialization of these catalysts are expected to result in enhanced polymer properties and higher margin products. Equistar is conducting research and developing several non-metallocene single-site catalysts (STARTM catalysts) for use in the production of polyolefins resins. Equistar has several patents and patent applications pending in connection with research and development efforts in this area. Equistar does not believe that the loss of any individual patent or trade secret would have a material adverse effect on its petrochemicals or polymers businesses.

  Equistar uses numerous technologies in its operations, many of which are licensed from third parties. Significant licenses held by Equistar include the BP Amoco fluid bed polyethylene process for the production of both LLDPE and HDPE, the Unipol process for the production of LLDPE, and certain other licenses for the production of EO, EG, polyethylene and polypropylene. Equistar is not dependent on the retention of any particular license, and it believes that the loss of any individual license would not have a material adverse effect on its operations.

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

                           LYONDELL-CITGO REFINING LP

OVERVIEW

  Lyondell participates in petroleum refining through an equity interest in LCR. Lyondell holds a 58.75% interest and CITGO holds a 41.25% interest in LCR. LCR owns and operates the Refinery which is located on the Houston Ship Channel in Houston, Texas. The Refinery is a full conversion refinery designed to run extra heavy (17 degree API), high sulfur crude oil which is less expensive than other grades of crude. Processing extra heavy, high sulfur crude oil in significant quantities requires a refinery with extensive coking, catalytic cracking, hydrotreating and desulfurization capabilities, i.e., a "complex refinery."
The Refinery's complexity enables it to operate in full conversion mode producing a slate of products that is approximately 95% high value, clean products (most refineries produce 70% or less of high value, clean products such as gasoline and diesel). In addition, the Refinery's complexity allows it to produce most of these clean products as premium grades such as reformulated gasoline, jet fuel, low sulfur diesel and aromatics chemicals. The Refinery's products include conventional and reformulated gasoline, low sulfur diesel, jet fuel, aromatics, lubricants (industrial lubricants, white oils and process oils), carbon black oil, sulfur, residual fuel and petroleum coke. The aromatics chemicals produced by the Refinery are benzene, toluene, orthoxylene and paraxylene. These products are sold to intermediate chemicals and polyester intermediate manufacturers and are ultimately used in clothing, soft drink bottles and drink cups, audio and video tapes, and resins.

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

  In exchange for CITGO's Upgrade Project capital contributions, together with an additional $130 million in equity contributions CITGO had previously made to LCR, CITGO's participation interest in LCR increased effective April 1, 1997, and is currently 41.25%. CITGO has a one-time option expiring September 30, 2000 to increase its participation interest in LCR up to 50% by making an additional equity contribution.

  The following table outlines LCR's primary products, annual rated capacity as of January 1, 2000, and the primary uses for such products.


PRODUCT                                RATED CAPACITY (A)                                 PRIMARY USES
-------------------------------   ----------------------------   --------------------------------------------------------------
Gasoline (b)..................    120,000 barrels per day        Automotive fuel
Diesel (#2 Distillate)(b).....    75,000 barrels per day         Fuel for diesel cars and trucks
Jet Fuel (b)..................    22,000 barrels per day         Aviation fuel
Benzene(c)....................    50 million gallons per year    Nylon for clothing and consumer items; polystyrene for
                                                                 insulation, packaging and drink cups
Toluene (d)...................    37 million gallons per year    Gasoline component and chemical feedstock for producing
                                                                 benzene
Paraxylene (d)................    400 million pounds per year    Polyester fibers for clothing and fabrics, PET soft drink
                                                                 bottles and films for audio and video tapes
Orthoxylene (d)...............    270 million pounds per year    Plasticizer in products such as rainwear, shower curtains, toys and auto upholstery and an intermediate in paints and fiberglass
Lube Oils (b).................    4,000 barrels per day          Automotive and industrial engine and lube oils, railroad
                                                                 engine additives and white oils for food-grade applications

__________
(a) Unless otherwise specified, represents rated capacity at January 1, 2000. The term "rated capacity," as used in this table, is calculated by estimating the number of days in a typical year that a production unit of a plant is expected to operate, after allowing for downtime for regular maintenance, and multiplying that number by an amount equal to the unit's optimal daily output based on the design feedstock mix. Because the rated capacity of a production unit is an estimated amount, the actual production volumes may be more or less than the rated capacity. Capacities shown include 100 percent of the capacity of LCR, of which the Company owns 58.75 percent.
(b) Produced by LCR and sold to CITGO.
(c) Produced by LCR and sold to Equistar.
(d) Produced by LCR and marketed for LCR by Equistar.

MANAGEMENT OF LCR

  LCR is a limited partnership organized under the laws of the state of Delaware, following its conversion from a Texas limited liability company effective December 31, 1998. Lyondell owns its interest in LCR through two wholly owned subsidiaries, one of which serves as a general partner and one of which serves as a limited partner. Similarly, CITGO, which is a wholly owned subsidiary of Petroleos de Venezuela, S.A. ("PDVSA"), the national oil company of the Republic of Venezuela, owns its interest in LCR through two wholly owned subsidiaries, a general partner and a limited partner.

  LCR is governed by a Limited Partnership Agreement (the "LCR Partnership Agreement"), which provides for, among other things, the ownership and cash distribution rights of the partners. The LCR Partnership Agreement also provides that LCR is managed by a Partnership Governance Committee, which is composed of six representatives, three appointed by each general partner. Actions requiring unanimous consent of the representatives include amendment of the LCR Partnership Agreement, borrowing money, delegations of authority to committees, certain purchase commitments and capital expenditures. The day-to-day operations of the Refinery are managed by the executive officers of LCR as appointed by the Partnership Governance Committee.

AGREEMENTS BETWEEN LYONDELL OR CITGO AND LCR

  LCR is a party to a number of agreements with Lyondell and CITGO. Under the terms of a long-term product sales agreement ("Products Agreement"), CITGO purchases from LCR substantially all of the refined products produced at the Refinery. Lyondell currently performs administrative services for LCR pursuant to an Administrative Services Agreement, which is renegotiated annually. Under the terms of sales agreements, CITGO purchases all of the lubricant products manufactured by LCR. In conjunction therewith, CITGO operates LCR's Birmingport, Alabama lubricants plant.

AGREEMENTS BETWEEN EQUISTAR AND LCR

  Prior to the formation of Equistar, Lyondell was a party with LCR to multiple agreements designed to preserve much of the synergies between the Refinery and the Channelview petrochemicals facility. Such agreements were assumed by Equistar from Lyondell effective December 1, 1997. Economic evaluations at the Channelview facility and the Refinery are based on sending products to the highest-value disposition, which may be local use, use at the other site, or third party sales. Certain Refinery products (propane, butane, low-octane naphthas, heating oils, and gas oils) can be used as raw materials for olefins production, and certain Channelview facility olefins by-products can be processed by the Refinery into gasoline. Butylenes from the Refinery are tolled through the Channelview facility for the production of alkylate and MTBE for gasoline blending. Hydrogen from the Channelview facility is used at the Refinery for sulfur removal and product stabilization.

  In accordance with a marketing service agreement, Equistar currently serves as LCR's sole agent to market aromatics products produced by LCR. In addition, under a long-term agreement, Equistar and LCR perform certain manufacturing services for one another.

RAW MATERIALS

  In 1993, LCR entered into a long-term crude supply agreement ("Crude Supply Agreement") with Lagoven, S.A., now known as PDVSA Petroleo y Gas S.A. ("PDVSA Oil"), an affiliate of CITGO. A substantial amount of the crude oil used by LCR as a raw material for the Refinery is purchased under the Crude Supply Agreement. Both PDVSA Oil and CITGO are direct or indirect wholly owned subsidiaries of PDVSA.

  Under the Crude Supply Agreement, PDVSA Oil is required to sell, and LCR is required to purchase, 230,000 barrels per day of extra heavy crude oil, which constitutes approximately 88% of the Refinery's refining capacity of 260,000 barrels per day of crude oil. In late April 1998, LCR received notification from PDVSA Oil that it would reduce allocations of crude oil on the grounds of announced OPEC production cuts. LCR began receiving reduced allocations of crude oil from PDVSA Oil in August 1998, amounting to 195,000 barrels per day in that month. LCR was advised by PDVSA Oil in May 1999 of a further reduction in the allocations of crude oil supplied under the Crude Supply Agreement to 184,000 barrels per day, effective May 1999. On several occasions since then, PDVSA Oil has further reduced crude oil deliveries, although it has made payments in partial compensation for such reductions.

   The Crude Supply Agreement incorporates formula prices to be paid by LCR for the crude oil supplied based on the market value of a slate of refined products deemed to be produced from each particular crude oil or feedstock, less: (i) certain deemed refining costs, adjustable for inflation and energy costs; (ii) certain actual costs; and (iii) a deemed margin, which varies according to the grade of crude oil or other feedstock delivered. Although the Company believes that the Crude Supply Agreement reduces the volatility of LCR's earnings and cash flows, the Crude Supply Agreement also limits LCR's ability to enjoy higher margins during periods when the market price of crude oil is low relative to then current market prices for refined products. In addition, if the actual yields, costs or volumes of the LCR refinery differ substantially from those contemplated by the Crude Supply Agreement, the benefits of this agreement to LCR could be substantially different, and could result in lower earnings and cash flow for LCR. Furthermore, there may be periods during which LCR's costs for crude oil under the Crude Supply Agreement may be higher than might otherwise be available to LCR from other sources. A disparate increase in the price of crude oil relative to the prices for its products, such as was experienced in 1999, has the tendency to make continued performance of its obligations under the Crude Supply Agreement less attractive to PDVSA Oil.

  The Crude Supply Agreement, which expires on December 31, 2017, provides that Lyondell controls all of LCR's decisions and enforcement rights in connection with the Crude Supply Agreement so long as PDVSA has a direct or indirect ownership interest in LCR.

  There are risks associated with enforcing the provisions of contracts with companies such as PDVSA Oil that are affiliates of a foreign sovereign nation. All of the crude oil supplied by PDVSA Oil under the Crude Supply Agreement is produced in the Republic of Venezuela, which has experienced economic difficulties and attendant social and political changes in recent years. It is impossible to predict how governmental policies may change under the current or any subsequent Venezuelan government. In addition, there are risks associated with enforcing judgments of United States courts against entities whose assets are located largely outside of the United States and whose management does not reside in the United States. Although the parties have negotiated alternative arrangements in the event of certain force majeure conditions, including Venezuelan governmental or other actions restricting or otherwise limiting PDVSA Oil's ability to perform its obligations, any such alternative arrangements may not be as beneficial to LCR as the Crude Supply Agreement.

  PDVSA has announced that it intends to renegotiate the crude supply agreements that it has with all third parties, including LCR. In light of PDVSA's announced intent, there can be no assurance that PDVSA Oil will continue to perform its obligations under the Crude Supply Agreement. However, they have confirmed that they expect to honor their commitments if a mutually acceptable restructuring of the Crude Supply Agreement is not achieved. The Company and PDVSA have had discussions covering both a restructuring of the Crude Supply Agreement and a broader restructuring of the LCR partnership. These discussions are continuing, although no assurance can be given that changes in either arrangement will occur.

  If the Crude Supply Agreement is modified or terminated or this source of crude is otherwise interrupted, LCR could experience significantly lower earnings and cash flows. Depending on then current market conditions, any breach or termination of the Crude Supply Agreement could adversely affect LCR, since LCR would have to purchase all of its crude oil feedstocks in the merchant market, which could subject LCR to significant price fluctuations. There can be no assurance that alternative crude oils with similar margins would be available for purchase by LCR.

MARKETING AND SALES

  The Refinery produces gasoline, low sulfur diesel, jet fuel, aromatics, lubricants and certain industrial products. On a weekly basis, LCR evaluates and determines the optimal product output mix for the Refinery, based on spot market prices and conditions. Under the Products Agreement, CITGO is obligated to purchase and LCR is required to sell 100% of the gasoline, jet fuel, heating oil, diesel fuel, coke and sulfur produced by the Refinery. CITGO purchases these products at prices based on industry benchmark indexes. For example, the price for gasoline is based on prices published by Platts Oilgram, an industry trade publication. The Products Agreement provides that Lyondell controls all of LCR's material decisions and enforcement rights in connection with the Products Agreement so long as CITGO has a direct or indirect ownership interest in LCR. The Products Agreement expires on December 31, 2017.

COMPETITION AND INDUSTRY CONDITIONS

  All of LCR's gasoline, low sulfur diesel, jet fuel, and lube oils are sold to CITGO.

  The refining business tends to be volatile as well as cyclical. Crude oil prices, which are impacted by worldwide political events and the economics of exploration and production in addition to refined products demand, are the largest source of this volatility. Demand for refined products is influenced by seasonal and short-term factors such as weather and driving patterns, as well as by longer term issues such as energy conservation and alternative fuels. Industry refined products supply is also dependent on industry operating capabilities and on long-term refining capacity trends. However, management believes that the combination of the Crude Supply Agreement and the Products Agreement has the effect of stabilizing earnings and cash flows and reducing the market-driven aspects of such volatility.

  With a capacity of approximately 260,000 barrels per day, the Company believes that the Refinery is North America's largest full conversion (i.e., non-asphalt producing) refinery capable of processing 100% 17 API crude oil.

  Among LCR's refining competitors are major integrated petroleum companies and domestic refiners that are owned by or affiliated with major integrated oil companies. Based on published industry data, as of January 1, 2000, there were 153 crude oil refineries in operation in the United States, and total domestic refinery capacity was approximately 16.5 million barrels per day. During 1999, LCR processed an average of 239,000 barrels per day of crude oil or over 1% of domestic capacity.

PROPERTIES

  LCR owns the real property, plant and equipment which comprise the Refinery, located on approximately 700 acres in Houston, Texas. Units include a fluid catalytic cracking unit, cokers, reformers, crude distillation units, sulfur recovery plants and hydrodesulfurization units, as well as a lube oil manufacturing plant and an aromatics recovery unit. LCR also owns the real property, plant and equipment which comprise a lube oil blending and packaging plant in Birmingport, Alabama. LCR owns a pipeline used to transport gasoline, kerosene and heating oil from the Refinery to the GATX Terminal located in Pasadena, Texas to interconnect with common carrier pipelines.

EMPLOYEE RELATIONS

  At December 31, 1999, LCR employed approximately 1,100 full-time employees. LCR also uses the services of independent contractors in the routine conduct of its business. Approximately 650 hourly workers are covered by a collective bargaining agreement between LCR and the Paper, Allied-Industrial, Chemical and Energy Workers International Union (formerly the Oil, Chemical and Atomic Workers Union), which expires in January 2002. LCR believes that relations with its employees are good.


                        LYONDELL METHANOL COMPANY, L.P.

OVERVIEW

  Lyondell produces methanol through its 75% interest in LMC, of which Lyondell serves as the managing partner. The remaining 25% interest in LMC is held by MCNIC. Effective December 1, 1997, Equistar began serving as the operator of LMC pursuant to an operating agreement with LMC. LMC owns a methanol plant located within the Channelview facility. The methanol plant is a heat-integrated plant, which includes extraction capabilities for co-products such as hydrogen and fuel oil.

  Methanol is used to produce MTBE and a variety of chemical intermediates, including formaldehyde, acetic acid and methyl methacrylate. These intermediates are used to produce bonding adhesives for plywood as well as polyester fibers and plastics. Other end uses include solvents and antifreeze applications. LMC is advantageously located near its Gulf Coast customer base.

MANAGEMENT OF LYONDELL METHANOL

  LMC is a limited partnership organized under the laws of the State of Texas. Lyondell owns its interest in LMC through two wholly owned subsidiaries, one of which serves as a general partner and the managing partner of LMC and one of which serves as a limited partner. Similarly, MCNIC owns its interest in LMC through two wholly owned subsidiaries, one a general partner and one a limited partner.

AGREEMENTS BETWEEN EQUISTAR AND LYONDELL METHANOL

  Certain agreements entered into by Lyondell and LMC were assigned to Equistar effective December 1, 1997. Equistar acts as operator of LMC pursuant to an operating agreement with LMC. In addition, Equistar sells natural gas to LMC and markets LMC's product pursuant to agreements with LMC. LMC also leases from Equistar the real property on which its methanol plant is located.

RAW MATERIALS

  LMC's plant processes natural gas as its primary raw material. Equistar is connected to a diverse natural gas supply network, and it purchases natural gas for use as fuel at its Channelview facility and sells natural gas to LMC as a raw material for the methanol plant.

MARKETING AND SALES

  LMC sells all of its methanol output to Equistar, which then sells most of it to third parties and Lyondell. The agreement between LMC and Equistar concerning sales provides that LMC bears the market risk associated with Equistar's re-sales to third parties. Equistar's sales agreements with third parties for the methanol have initial terms ranging from two to three years and typically contain automatic one year term extension provisions. These contracts generally provide for monthly price adjustments based upon current market prices. Methanol is distributed by pipeline, railcar, truck, barge or ocean-going vessel.

COMPETITION AND INDUSTRY CONDITIONS

  The basis for competition in the methanol business is product deliverability, product quality and price. LMC competes with other large producers of methanol, including Methanex, Borden Chemicals and Plastics and Terra Industries.

  The rated capacity of LMC's processing unit at January 1, 2000 was 248 million gallons. Based on published rated production capacities, the Company believes that LMC is the third largest methanol producer in the United States.

  Methanol profitability is affected by the level of demand for products in which methanol is used, including MTBE and plywood (the production of which involves the use of formaldehyde), demand for which in turn is driven by the gasoline and housing markets, respectively. Methanol profitability is also affected by the price of its feedstock, natural gas.

PROPERTIES

  LMC's only property is the methanol plant it owns, which is located within Equistar's Channelview complex on property leased from Equistar.

EMPLOYEE RELATIONS

  LMC has no employees. Equistar serves as its operator and marketing agent.


                     INDUSTRY CYCLICALITY AND OVERCAPACITY

  Lyondell's historical operating results reflect the cyclical nature of both the chemical and refining industries. Both industries are mature and capital intensive, and industry margins are sensitive to supply and demand balances, which have historically been cyclical. The chemical industry has experienced alternating periods of tight supply, causing prices and profit margins to increase, followed by periods of substantial capacity additions, resulting in oversupply and declining prices and profit margins. Due to the commodity nature of most of the products of Lyondell and its joint ventures, Lyondell is not necessarily able to protect market position by product differentiation or to pass on cost increases to customers. Accordingly, increases in raw material and other costs do not necessarily correlate with changes in product prices, either in the direction of the price change or in magnitude. Moreover, a number of participants in various segments of the chemical industry have announced plans for expansion of plant capacity. There can be no assurance that future growth in product demand will be sufficient to utilize this additional, or even current, capacity. Excess industry capacity, to the extent it occurs, may depress Lyondell's or its joint ventures' volumes and margins. As a result, Lyondell's earnings may be subject to significant fluctuations.

  External factors beyond Lyondell's control, such as general economic conditions, competitor action, international events and circumstances and governmental regulation in the United States and abroad, can cause volatility in feedstock prices, as well as fluctuations in demand for products, product prices, volumes and margins, and can magnify the impact of economic cycles on Lyondell's business. A number of products of Lyondell and its joint ventures are highly dependent on durable goods markets, such as housing and automotive, that are particularly cyclical. With respect to Lyondell's refining business, management believes that the combination of the Crude Supply Agreement and the Products Agreement tends to stabilize earnings and to reduce market driven volatility.

                      FOREIGN OPERATIONS AND COUNTRY RISKS

  International operations and exports to foreign markets are subject to a number of risks, including currency exchange rate fluctuations, trade barriers, exchange controls, national and regional labor strikes, political risks and risks of increases in duties and taxes, as well as changes in laws and policies governing operations of foreign-based companies. In addition, earnings of foreign subsidiaries and intercompany payments may be subject to foreign income tax rules that may reduce cash flow available to meet required debt service and other obligations of Lyondell.

  As earlier discussed, LCR is party to a long-term crude supply agreement with a wholly owned subsidiary of PDVSA. There are risks associated with enforcing the provisions of contracts with companies that are affiliates of a foreign sovereign nation, such as PDVSA. Additionally, all of the crude oil supplied under the Crude Supply Agreement is produced in the Republic of Venezuela, which has experienced economic difficulties and attendant social and political changes in recent years.

                              JOINT VENTURE RISKS

  With the exception of the businesses acquired in the ARCO Chemical Acquisition, the Company's operations are conducted through joint ventures. The Company shares control of these joint ventures with unaffiliated third parties.

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

  The other owners of the joint ventures may transfer control of their joint venture interests, subject to the requirement in many instances to first offer
the other owners an opportunity to purchase the interest.   Millennium has
publicly announced its intention to sell its 29.5% interest in Equistar and is actively seeking qualified buyers. Lyondell cannot predict how the sale of Millennium's interest in Equistar to a third party or the sale by any other joint venture owner of its interest would ultimately affect the governance, operations or business of the venture. However, the partnership agreement and key agreements between Equistar and its partners would remain in place, and may not be modified without the consent of all of the partners. Equistar's credit facility provides that an event of default occurs if Lyondell, Millennium and Occidental cease to collectively hold at least a majority interest. LCR's credit facility provides that an event of default occurs if Lyondell and CITGO cease to collectively hold at least a 35% interest.


                               OPERATING HAZARDS

  The occurrence of material operating problems, including, but not limited to, the events described below, may have a material adverse effect on the productivity and profitability of a particular manufacturing facility, or on the Company as a whole, during and after the period of such operational difficulties. The Company's revenues are dependent on the continued operation of its various production facilities (including the ability to complete construction projects on schedule). The Company's operations are subject to the usual hazards associated with chemical manufacturing and refining and the related storage and transportation of raw materials, products and wastes, including pipeline leaks and ruptures, explosions, fires, inclement weather and natural disasters, mechanical failure, unscheduled downtime, labor difficulties, transportation interruptions, remediation complications, chemical spills, discharges or releases of toxic or hazardous substances or gases, storage tank leaks and other environmental risks. These hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. Furthermore, the Company is also subject to present and future claims with respect to workplace exposure, workers' compensation and other matters. The Company maintains property, business interruption and casualty insurance which it believes is in accordance with customary industry practices, but it is not fully insured against all potential hazards incident to its business.


                             ENVIRONMENTAL MATTERS

  The production facilities of Lyondell, Equistar, LCR and LMC are generally required to have permits and licenses regulating air emissions, discharges to water and storage, treatment and disposal of hazardous wastes. Companies such as Lyondell, and its joint ventures that are permitted to treat, store or dispose of hazardous waste and maintain underground storage tanks pursuant to the Resource Conservation and Recovery Act ("RCRA") also are required to meet certain financial responsibility requirements. The Company believes that it and its joint ventures have all permits and licenses generally necessary to conduct its business or, where necessary, are applying for additional, amended or modified permits and that it meets applicable financial responsibility requirements.

  The policy of each of Lyondell, Equistar, LCR and LMC is to be in compliance with all applicable environmental laws. Lyondell and Equistar also are each committed to Responsible Care(R), a U.S. chemical industry initiative to enhance the industry's responsible management of chemicals. The Company's subsidiaries and joint ventures (together with the industries in which they operate) are subject to extensive national, state and local environmental laws and regulations concerning emissions to the air, discharges onto land or waters and the generation, handling, storage, transportation, treatment and disposal of waste materials. Many of these laws and regulations provide for substantial fines and potential criminal sanctions for violations. Some of these laws and regulations are subject to varying and conflicting interpretations. In addition, the Company cannot accurately predict future developments, such as increasingly strict requirements of environmental laws, and inspection and enforcement policies and compliance costs therefrom, which might affect the handling, manufacture, use, emission or disposal of products, other materials or hazardous and non-hazardous waste. Some risk of environmental costs and liabilities is inherent in particular operations and products of the Company, and its joint ventures, as it is with other companies engaged in similar businesses, and there is no assurance that material costs and liabilities will not be incurred. In general, however, with respect to the capital expenditures and risks described above, the Company does not expect that it or its joint ventures will be affected differentially from the rest of the chemicals and refining industry.

  Environmental laws may have a significant effect on the nature and scope of cleanup of contamination at current and former operating facilities, the costs of transportation and storage of raw materials and finished products and the costs of the storage and disposal of water. Also, U.S. "Superfund" statutes may impose joint and several liability for the costs of remedial investigations and actions on the entities that generated waste, arranged for disposal of the wastes, transported to or selected the disposal sites and the past and present owners and operators of such sites. All such responsible parties (or any one of them, including the Company) may be required to bear all of such costs regardless of fault, legality of the original disposal or ownership of the disposed site.

  In some cases, compliance with environmental, health and safety laws and regulations can only be achieved by capital expenditures. In the years ended December 31, 1999 and 1998, the Company, its subsidiaries and its joint ventures spent, in the aggregate, approximately $21 million and $22 million, respectively, for environmentally related capital expenditures at existing facilities. In 2000, the Company currently estimates that environmentally related capital expenditures at existing subsidiary and joint venture facilities will be approximately $15 million and that the level of such expenditures in 2001 will not be materially different than in 2000. The timing and amount of these expenditures are subject to regulatory and other uncertainties described above as well as obtaining the necessary permits and approvals. For periods beyond 2001, additional environmentally related capital expenditures will be required, although the Company cannot accurately predict the levels of such expenditures at this time.

  The Refinery contains on-site solid-waste landfills which were used in the past to dispose of waste generated at this facility. It is anticipated that corrective measures will be necessary to comply with federal and state requirements with respect to this facility. The Company is also subject to certain assessment and remedial actions at the Refinery under RCRA. In addition, the Company negotiated an order with the Texas Natural Resource Conservation Commission ("TNRCC") for assessment and remediation of groundwater and soil contamination at the Refinery. The Company is also responsible for a portion of the remediation of certain off-site waste disposal facilities. The Company's policy is to accrue remediation expenses when it is probable that such efforts will be required and the related expenses can be reasonably estimated. Estimated costs for future environmental compliance and remediation are necessarily imprecise due to such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites and the allocation of costs among the responsible parties under applicable statutes. The Company, its subsidiaries and its joint ventures, to the extent appropriate, have accrued amounts (without regard to potential insurance recoveries or other third party reimbursements) believed to be sufficient to cover current estimates of the cost for remedial measures at manufacturing facilities and off-site waste disposal facilities based upon their interpretation of current environmental standards. In the opinion of management, there is no material range of loss in excess of the amount recorded. Based on the establishment of such accruals, and the status of discussions with regulatory agencies described in this paragraph, the Company does not anticipate any material adverse effect upon its financial statements or competitive position as a result of compliance with the laws and regulations described in this or the preceding paragraphs. See also "Item 3--Legal Proceedings" and "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations."

  The eight-county Houston/Galveston region has been designated a severe non-attainment area for ozone by the EPA. As a result, a plan must be developed by the TNRCC to reach and demonstrate compliance with the ozone standard by the year 2007. Ozone is a product of the reaction between volatile organic compounds (VOCs) and nitrogen oxides (NOx) in the presence of sunlight, and is a principal component of smog. Because much has already been done to limit VOC emissions, the basis of the proposed plans for meeting the ozone standard will now focus on significant reductions in NOx emissions. It is expected that drastic cuts in industrial sources of NOx will be required. These emission reduction controls must be installed during the next several years, well in advance of the 2007 deadline. This could result in increased capital investment and higher operating costs for Equistar, Lyondell, and LCR. Lyondell is actively involved with a number of organizations that are working with the TNRCC to help solve the ozone problem in the most cost-effective manner.

  The Clean Air Act specified certain emissions standards for vehicles beginning in the 1994 model year and required the EPA to study whether further emissions reductions from vehicles were necessary starting no earlier than the 2004 model year. In 1998, the EPA concluded that more stringent vehicle emission standards were needed and that additional controls on gasoline were necessary to meet these emission standards. These new standards were finalized in 1999 and will require refiners to produce a low sulfur gasoline by 2004 with some allowances for a conditional phase-in period that could extend final compliance until 2006. This rule could result in increased capital investment and higher operating costs for LCR. Equistar's olefins fuel business may also be impacted.


ITEM 3.  LEGAL PROCEEDINGS

LITIGATION MATTERS

  The Company and its joint ventures are, from time to time, defendants in lawsuits, some of which are not covered by insurance. Many of these suits make no specific claim for relief. Although final determination of legal liability and the resulting financial impact with respect to any such litigation cannot be ascertained with any degree of certainty, the Company does not believe that any ultimate uninsured liability resulting from the legal proceedings in which it currently is involved (directly or indirectly) will individually, or in the aggregate, have a material adverse effect on the business or financial condition of the Company. See Note 18 of Notes to Consolidated Financial Statements.

  Although Lyondell, and its joint ventures are involved in numerous and varied legal proceedings, a significant portion of its outstanding litigation arose in four contexts: (1) claims for personal injury or death allegedly arising out of exposure to the products produced by the respective entities; (2) claims for personal injury or death, and/or property damage allegedly arising out of the generation and disposal of chemical wastes at Superfund and other waste disposal sites; (3) claims for personal injury and/or property damage and air, noise and water pollution allegedly arising out of operations; and (4) employment related claims.

ENVIRONMENTAL PROCEEDINGS

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

  In connection with the transfer of assets and liabilities from ARCO to the Company prior to its initial public offering in 1988, the Company agreed to assume certain liabilities arising out of the operation of the Company's integrated petrochemicals and refining business prior to July 1, 1988. The Company and ARCO entered into an agreement, updated in 1997 (the "Revised Cross-Indemnity Agreement"), whereby the Company agreed to defend and indemnify ARCO against certain uninsured claims and liabilities which ARCO may incur relating to the operation of the business of the Company prior to July 1, 1988, including certain liabilities that may arise out of pending and future lawsuits. For current and future cases related to Company products and Company operations, ARCO and the Company bear a proportionate share of judgment and settlement costs according to a formula that allocates responsibility based on years of ownership during the relevant time period. Under the Revised Cross-Indemnity Agreement, the Company assumed responsibility for its proportionate share of future costs for waste site matters not covered by ARCO insurance. In connection with the ARCO Chemical Acquisition, the Company is successor to a cross-indemnity agreement between ARCO and ARCO Chemical relating to claims or liabilities that ARCO may incur relating to its former ownership and operation of the oxygenates and polystyrenics businesses of ARCO Chemical for periods after July 1, 1987. Subject to the uncertainty inherent in all litigation, management believes the resolution of the matters pursuant to these indemnity agreements will not have a material adverse effect upon the Consolidated Financial Statements of the Company.

  Lyondell's environmental liability totaled $37 million at December 31, 1999 based on the Company's latest assessment of potential future remediation costs. This amount comprises liability for remediation responsibility retained by ARCO Chemical in connection with the sale of a plant in 1996 and liability related to several owned plant facilities, including the Channelview facility, and federal Superfund sites for amounts ranging from less than $1 million to $13 million per site. Lyondell is involved in administrative proceedings or lawsuits relating to a minimal number of other Superfund sites. However, the Company estimates, based on currently available information, that potential loss contingencies associated with these sites, individually and in the aggregate, are not significant. Substantially all amounts accrued are expected to be paid out over the next two to seven years. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                      EXECUTIVE OFFICERS OF THE REGISTRANT

  Set forth below are the executive officers of Registrant as of February 1, 2000. The By-Laws of the Company provide that each officer shall hold office until the officer's successor is elected or appointed and qualified or until the officer's death, resignation or removal by the Board of Directors.


          NAME, AGE AND PRESENT                                BUSINESS EXPERIENCE DURING PAST
         POSITION WITH LYONDELL                           FIVE YEARS AND PERIOD SERVED AS OFFICER(S)
------------------------------------------   --------------------------------------------------------------------
Dan F. Smith, 53.........................    Mr. Smith was named Chief Executive Officer and President in
   Director, President and                   December 1996. Mr. Smith has been a Director since 1988. Mr. Smith
   Chief Executive Officer                   served as President and Chief Operating Officer of the Company from
                                             1994 to December 1996. Prior to 1994, Mr. Smith held various positions including Executive Vice President, Chief Financial
                                             Officer of the Company, Vice President, Corporate Planning of ARCO
                                             and Senior Vice President in the areas of management,
                                             manufacturing, control and administration for the Company and the
                                             Lyondell Division of ARCO. Mr. Smith is a Director of Cooper
                                             Industries and ChemFirst, Inc.


Eugene R.  Allspach, 53..................    Mr. Allspach was appointed Executive Vice President of Lyondell on
     Executive Vice President and            December 2, 1999, and has served as President and Chief Operating
      President                              Officer of Equistar since December 1997. Mr. Allspach served as
      And Chief Operating Officer of         Group Vice President, Manufacturing and Technology for Millennium
       Equistar                              Petrochemicals from 1993 to 1997. Before 1993, Mr. Allspach held various senior executive positions with Millennium, including Group
                                             Vice President, Manufacturing and Manufacturing Services and Vice
                                             President, Specialty Polymers and Business Development.
                                             Mr. Allspach is not an employee of Lyondell.


Robert T. Blakely, 58....................    Mr. Blakely was appointed to his present position effective
     Executive Vice President and Chief      November 1, 1999.  Prior thereto, he served as Executive Vice
     Financial Officer                       President and Chief Financial Officer of Tenneco, Inc. from 1981 to
                                             1999.


Morris Gelb, 53..........................    Mr. Gelb was appointed to his current position in December 1998.
Executive Vice President and                 Previous to this appointment, he served as Senior Vice President,
   Chief Operating Officer                   Manufacturing, Process Development and Engineering of Lyondell from
                                             July 1998. He was named Vice President for Research and Engineering of ARCO Chemical in 1986 and Senior Vice President of ARCO Chemical
                                             in July 1997.


Jeffrey R. Pendergraft, 51...............    Mr. Pendergraft was named Executive Vice President and Chief
   Executive Vice President and              Administrative Officer in July 1998. Prior to this appointment, he
   Chief Administrative Officer              served as Senior Vice President of the Company since May 1993 and as Vice President, General Counsel and Secretary of the Company
                                             beginning in 1988.


Edward J. Dineen, 45.....................    Mr. Dineen was appointed Senior Vice President, Urethanes and
   Senior Vice President, Urethanes and      Performance Chemicals in July 1998. Prior to this position, he
   Performance Chemicals                     served as Vice President, Performance Products and Development for
                                             ARCO Chemical beginning in June 1997. He served as Vice President,
                                             Planning and Control for ARCO Chemical European Operations from
                                             1993 until his appointment as Vice President, Worldwide CoProducts and Raw Materials in 1995.




          NAME, AGE AND PRESENT                                BUSINESS EXPERIENCE DURING PAST
         POSITION WITH LYONDELL                           FIVE YEARS AND PERIOD SERVED AS OFFICER(S)
------------------------------------------   --------------------------------------------------------------------
Debra L. Starnes, 47.....................    Ms. Starnes has served in various engineering and managerial
 Senior Vice President,                      positions with the Company since 1975. Before her most recent
 Intermediate Chemicals                      appointment in July 1998, she served as Senior Vice President,
                                             Polymers for Equistar since December 1997. Ms. Starnes served as
                                             Lyondell's Vice President, Petrochemical Business Management and
                                             Marketing from 1992 to 1994, Senior Vice President of the Company from 1994 to 1995, and Senior Vice President, Polymers from 1995 until 1997.


T. Kevin DeNicola, 45....................    Mr. DeNicola has been Vice President Corporate Development since
 Vice President, Corporate Development       April 1998, overseeing strategic planning.  From 1996 until April
                                             1998, Mr. DeNicola was Director of Investor Relations of Lyondell.
                                             Mr. DeNicola served as Ethylene Products Manager of Lyondell from
                                             1993 until 1996. Mr. DeNicola also serves as a member of the partners committees of both Equistar and LCR.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's common stock, $1.00 par value ("Common Stock") is listed on the New York Stock Exchange. The reported high and low sale prices of the Common Stock on the New York Stock Exchange (New York Stock Exchange Composite Tape) for each quarter from January 1, 1998 through December 31, 1999, inclusive, were as set forth below.

                         PERIOD                          High            Low
-----------------------------------------------      -------------  ------------
   1998:
        First Quarter..........................        36    1/8       23 1/4
        Second Quarter.........................        38    3/8       26 1/2
        Third Quarter..........................        30  15/16       19 1/2
        Fourth Quarter.........................        22   7/16           15


   1999:
        First Quarter..........................        18   1/4        12 11/16
        Second Quarter.........................        22   3/8        11   7/8
        Third Quarter..........................        21  9/16        12   1/8
        Fourth Quarter.........................        17              11   1/4

  On March 24, 2000, the closing sale price of the Common Stock was $13 11/16, and there were approximately 1,970 holders of record of the Common Stock.

  During the last two years, Lyondell has declared $.225 per share quarterly cash dividends (which were paid in the subsequent quarter). The declaration and payment of dividends is at the discretion of the Board of Directors. The future declaration and payout of dividends and the amount thereof will be dependent upon the Company's results of operations, financial condition, cash position and requirements, investment opportunities, future prospects, contractual restrictions and other factors deemed relevant by the Board of Directors. Subject to these considerations and to the legal considerations discussed in the following paragraph, the Company currently intends to distribute to its Stockholders cash dividends on its Common Stock at a quarterly rate of $.225 per share. During 1999, the Company paid $97 million in dividends.

  Certain debt instruments which were assumed by Equistar, but as to which Lyondell remains an obligor provide that the holders of such debt may, under certain limited circumstances, require the obligor to repurchase the debt ("Put Rights"). Among other things, the Put Rights may be triggered by the making by either of Lyondell or Equistar of certain unearned distributions to stockholders or partners, respectively, other than regular dividends, which are followed by a specified decline in public ratings on such debt. Regular dividends are those quarterly cash dividends determined in good faith by the Board of Directors (whose determination is conclusive) to be appropriate in light of the Company's results of operations and capable of being sustained. Lyondell's credit facilities and indentures also could limit the Company's ability to pay dividends under certain circumstances, including if the Company's consolidated net worth falls below certain specified minimum levels. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 6.  SELECTED FINANCIAL DATA

  The following selected financial data should be read in conjunction with the Consolidated Financial Statements, including the related notes, and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                      For the year ended December 31
                                                       ---------------------------------------------------------
Millions of dollars, except per share data                  1999      1998(a)      1997(B)      1996      1995
-------------------------------------------------------   --------   ----------   ----------   -------   -------
Results of Operations Data:
     Sales and other operating revenues                    $3,693     $1,447       $2,878       $5,052    $4,936
     Income from equity investments                            76        235          108          - -       - -
     Net income (loss) (c)                                   (115)        52          286          126       389
     Basic and diluted earnings (loss) per share (c)        (1.10)       .67         3.58         1.58      4.86
     Dividends per share                                      .90        .90          .90          .90       .90
Balance Sheet Data:
     Total assets                                           9,498      9,156        1,559        3,276     2,606
     Long-term debt, less current maturities                6,046      5,391          345        1,194       807

_________

(a) The financial information for 1998 includes five months of operating results for ARCO Chemical, acquired as of July 28, 1998 and accounted for using the purchase method of accounting. It also includes twelve months of Equistar, LCR and LMC; each accounted for as an equity investment.

(b) The financial information for 1997 includes twelve months of consolidated operating results of Lyondell and LMC. It also includes twelve months of LCR and one month of Equistar, each accounted for as an equity investment.

(c) The 1999 net loss included an extraordinary loss on early extinguishment of debt, net of income taxes, of $35 million or $.33 per basic and diluted share.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This discussion should be read in conjunction with the information contained in the Consolidated Financial Statements and the notes thereto.

OVERVIEW

  GENERAL--Lyondell's 1999 and 1998 operating income includes the intermediate chemicals and derivatives business segment, consisting of the business acquired from ARCO Chemical, prospectively from August 1, 1998. Lyondell's activity in the petrochemicals, polymers and refining business segments is conducted through its interests in Equistar and LCR. The methanol business conducted through LMC is not a reportable segment for financial disclosure purposes. Lyondell accounts for its investments in Equistar, LCR and LMC using the equity method of accounting. Lyondell's 1997 operating income includes eleven months of the petrochemicals and polymers business segments contributed to Equistar on December 1, 1997.

  NET INCOME--The 1999 net loss of $115 million compares to net income of $52 million in 1998 and $286 million in 1997. All three years were affected by unusual items at Lyondell as well as Lyondell's share of unusual items at Equistar and LCR as follows:


IN MILLIONS                           1999           1998         1997
-----------                        ----------      --------     --------
Net income (loss)                   $ (115)         $  52        $ 286
Add (deduct):
     Extraordinary loss                 35            - -          - -
     Unusual items                      42             42          25
     Gain on asset sale                (10)           - -          - -
                                   ----------      --------     --------
Adjusted net income (loss)          $  (48)         $  94        $ 311
                                   ==========      ========     ========

  The net loss for 1999 included a $35 million extraordinary loss on early extinguishment of debt, an after-tax, LIFO-related charge of $10 million, Lyondell's $32 million after-tax share of Equistar restructuring and LCR renegotiated labor agreement charges, and Lyondell's $10 million after-tax share of an Equistar gain on asset sale. Earnings for 1998 included unusual charges of $42 million after tax, related to the ARCO Chemical Acquisition, the renegotiated labor agreement at LCR and the formation of Equistar, while net income for 1997 included unusual charges of $25 million after tax, related to the formation of Equistar.

  The $142 million decrease from adjusted net income of $94 million in 1998 to the adjusted net loss of $48 million in 1999 was primarily due to higher interest expense and lower equity income from LCR and, to a lesser extent, Equistar. The increase in interest expense reflected a full year of interest on debt related to the acquisition of ARCO Chemical on July 28, 1998. This was only partly offset by the inclusion of a full year of operating income of the acquired business, which was included prospectively from August 1, 1998. LCR equity income decreased due to reduced allocations and a less favorable mix of extra heavy crude oil from PDVSA Oil, lower margins on crude oil purchased on the spot market and production unit outages in 1999. Equistar equity income decreased primarily due to lower polymers margins, which reflected higher raw material costs in 1999.

  The $217 million decrease in adjusted net income to $94 million in 1998 from $311 million in 1997 was primarily due to lower income from the petrochemicals and polymers segments, due to lower product margins in 1998, and higher interest expense on debt related to the ARCO Chemical Acquisition. These factors more than offset increases in 1998 in operating income, resulting from the ARCO Chemical Acquisition, and in equity income from LCR.


RESULTS OF OPERATIONS


                           LYONDELL CHEMICAL COMPANY

  REVENUES, OPERATING COSTS AND EXPENSES--Lyondell's operating results for 1999 and 1998 include twelve months and five months, respectively, of the operating results of the intermediate chemicals and derivatives business segment. This segment consists of the business acquired from ARCO Chemical and is included prospectively from August 1, 1998. Lyondell's operating income for 1997 includes eleven months of operating results of Lyondell's petrochemicals and polymers segments, which were contributed to Equistar on December 1, 1997, and the operating results of LMC, which was consolidated in 1997.

  UNUSUAL CHARGES--Unusual charges, before tax, of $61 million in 1998 increased versus $16 million in 1997 primarily due to the write-off of $57 million of costs assigned to in-process research and development in connection with the ARCO Chemical Acquisition.

  INCOME FROM EQUITY INVESTMENT IN EQUISTAR--Lyondell's income from its equity investment in Equistar was $52 million in 1999 compared to $119 million in 1998 and $6 million in 1997. The decrease of $67 million from 1998 to 1999 reflected Lyondell's pretax share of Equistar's restructuring and other unusual charges, which were $39 million in 1999 compared to $6 million in 1998, as well as lower polymers margins, higher general and administrative expenses, and higher interest expense. These were only partly offset by higher petrochemicals sales volumes and gains on asset sales. Equity income of $6 million in 1997 represented one month of Equistar activity.

  INCOME FROM EQUITY INVESTMENT IN LCR--Lyondell's income from its equity investment in LCR was $23 million in 1999, $110 million in 1998 and $102 million in 1997. The decrease of $87 million from 1998 to 1999 was primarily due to reduced allocations and a less favorable mix of extra heavy Venezuelan crude oil under the Crude Supply Agreement, lower 1999 margins on the sale of products refined from crude oil purchased in the spot market, and costs associated with production unit outages in the second quarter 1999. The increase in 1998 compared to 1997 reflected the benefits of the Upgrade Project at LCR, which resulted in higher average margins as greater volumes of extra heavy crude oil were processed in the coking mode. The 1999 and 1998 periods included Lyondell's share of pretax charges of $4 million and $6 million, respectively, associated with LCR's renegotiated labor agreement.

  INTEREST EXPENSE--Interest expense was $616 million in 1999, $287 million in 1998 and $75 million in 1997. The increase in interest expense in 1999 and 1998 compared to 1997 was primarily due to interest on debt related to the ARCO Chemical Acquisition on July 28, 1998.

  INCOME TAX--The effective tax rate for 1999, including the extraordinary item, was a benefit of 27.0% compared to provisions of 41.5% in 1998 and 37.3% in 1997. Lyondell's effective tax rate changed from 1998 to 1999 as a result of the federal income tax benefit from a domestic loss incurred in 1999, which was partially offset by tax provisions in foreign jurisdictions. The effective tax rate increased in 1998 compared to 1997 due to Lyondell's inability, in 1998, to claim foreign tax credits and limitations on the use of net operating losses for state tax purposes.

  EXTRAORDINARY ITEM--The 1999 extraordinary loss on early extinguishment of debt consisted of the write off of $54 million, or $35 million after tax, of unamortized debt issuance costs and amendment fees related to debt that was refinanced in May 1999.


FOURTH QUARTER 1999 VERSUS THIRD QUARTER 1999

  For the fourth quarter 1999, Lyondell reported a net loss of $58 million, which included unusual after-tax items of $42 million as noted above. The third quarter 1999 net loss of $17 million included a $15 million unfavorable adjustment of the 1999 income tax benefit. Excluding the unusual charges and the tax adjustment, Lyondell's fourth quarter net loss of $16 million compared to a net loss of $2 million in the third quarter 1999. The decrease in profitability was primarily due to lower operating income and higher net interest expense, partly offset by higher equity income from Equistar and LCR versus the third quarter.

  The intermediate chemicals and derivatives segment had lower operating income as rising raw material costs reduced product margins for PO and PO derivatives. This was partially offset by strong sales volumes for PO-based products. Higher equity income from Equistar primarily reflected improved ethylene margins and
increased sales volumes in the petrochemicals segment.   This was partially
offset by a decline in polymers segment results as raw material prices rose more than product sales prices. Higher LCR equity income reflected LCR's $12 million insurance recovery related to production unit outages in the second quarter of the year. The increase in net interest expense compared to the third quarter is due to a combination of lower interest income, higher amortization of debt issuance costs as well as higher interest rates on variable rate debt.


INTERMEDIATE CHEMICALS AND DERIVATIVES SEGMENT

  The following is a discussion of historical operating results for the year ended December 31, 1999 and of the operating results for the years ended December 31, 1998 and 1997 included in the unaudited pro forma combined historical results of Lyondell and ARCO Chemical (see Note 3 of Notes to Consolidated Financial Statements). The unaudited pro forma combined historical results give effect to the acquisition of ARCO Chemical.

VOLUMES, IN MILLIONS                                                  1999                1998(A)                1997(A)
--------------------                                             ----------------    ----------------       ----------------
PO, PO derivatives, isocyanates (pounds)                              4,464               4,159                  4,135
Co-products:
     Styrene monomer (pounds)                                         3,129               2,912                  2,577
     TBA and derivatives (gallons)                                    1,071                 995                  1,054

MILLIONS OF DOLLARS
-------------------
Sales and other operating revenues                                   $3,693              $3,553                 $3,995
Unusual charges                                                          --                  41                    191
Operating income                                                        404                 396                    161

_________
(a) Volumes and financial data are pro forma for the years ended December 31, 1998 and 1997.

  REVENUES--Actual 1999 revenues increased 4% compared to pro forma 1998 revenues on higher volumes partly offset by lower average sales prices. PO, PO derivatives and isocyanates volumes increased 7% compared to 1998 driven by U.S. economic growth, particularly in the automotive, housing and construction sectors, and continued improvements in Asian economies. Asia accounts for about 10% of Lyondell's total PO sales volumes. Styrene monomer volumes increased 7% primarily due to higher exports to Europe and Asia as well as higher contractual amounts under long-term SM processing arrangements. TBA and derivatives volumes increased 8% due to higher global demand for MTBE. Average sales prices decreased in 1999 for PO, PO derivatives and isocyanates, despite higher average raw material costs. The decrease reflects heightened competition in the PO industry as a result of significant new PO capacity coming on stream in late 1999 and early 2000. European sales prices were also negatively affected by the foreign exchange effect of a stronger U.S. dollar.

  Pro forma 1998 revenues decreased 11% compared to pro forma 1997 revenues.
The decrease was primarily due to lower average sales prices in 1998, reflecting a combination of downward pressure from lower feedstock costs, ongoing competition in PO derivatives and isocyanates markets, the negative effects of a stronger U.S. dollar on foreign sales, and the effects of weaker Asian markets. PO, PO derivatives and isocyanates volumes were essentially flat versus 1997 as stronger demand for certain PO derivatives in the U.S. and Europe was offset by lower volumes in Asian markets. Increased SM volumes in 1998 primarily reflect higher contractual amounts under long-term SM processing arrangements. TBA and derivatives volumes decreased 6% in 1998, mainly due to lower MTBE demand.

  UNUSUAL CHARGES--The 1998 period included pro forma net unusual charges of $41 million, consisting of $57 million related to the write-off of in-process research and development projects in connection with the ARCO Chemical Acquisition, $4 million of Lyondell severance costs, and a $20 million reversal by ARCO Chemical of its 1997 restructuring accrual. The 1997 period included pro forma unusual charges of $191 million, consisting of $175 million of ARCO Chemical restructuring and other costs and $16 million of Lyondell severance costs.

  OPERATING INCOME--Excluding unusual charges, actual 1999 operating income of $404 million decreased $33 million or 8% compared to pro forma operating income of $437 million in 1998. Operating income in 1999 was negatively affected by a $15 million LIFO-related charge due to a reduction of inventory levels as part of Lyondell's efforts to reduce working capital. The LIFO inventory valuation reflects the fair market value assigned to inventory as part of the ARCO Chemical Acquisition. Additionally, product margins decreased on lower sales prices and higher raw material costs. The decrease in product margins was partly offset by a $43 million decrease in selling, general and administrative expenses, reflecting benefits of cost reduction efforts and a $13 million reduction of estimated liabilities related to the ARCO Chemical Acquisition.

  Excluding unusual charges, pro forma operating income of $437 million in 1998 increased $85 million compared to $352 million in 1997. The improved operating income was primarily due to higher product margins and lower fixed costs. Product margins for PO, PO derivatives and isocyanates, as a group, improved as raw material costs decreased more than sales prices. The fixed cost decrease reflected the benefits of the cost reduction program and lower maintenance expense.


FOURTH QUARTER 1999 VERSUS THIRD QUARTER 1999

  Operating income in the fourth quarter 1999 decreased 25% to $75 million from
$100 million in the third quarter 1999.   The decrease primarily reflected the
$15 million LIFO-related charge and lower overall product margins. The benefit from 6% higher volumes for PO, PO derivatives and isocyanates was offset by lower co-product volumes. A rapid rise in raw material costs, primarily propylene, put pressure on margins for many PO derivatives. Price increase initiatives were generally unsuccessful in keeping pace with rising propylene costs. The margin decreases for PO-based products were partly offset by higher co-product margins. MTBE margins increased as prices rose strongly during the quarter with rises in crude oil and gasoline prices, partially offset by higher butane costs, a key MTBE raw material. SM margins increased about 50% compared to the third quarter as prices rose more than raw material costs on stronger global demand.

  Overall PO, PO derivatives and isocyanates volumes increased 6% in the fourth quarter 1999 compared to the third quarter, as higher propylene glycol sales, driven by seasonally higher sales of aircraft deicers, and higher polyols sales more than offset lower merchant PO sales volumes. PO merchant volumes were adversely affected by the start-up of new industry PO capacity in Europe. The fourth quarter saw a seasonal decline of 7% in MTBE sales volumes compared to the third quarter. Styrene monomer volumes decreased primarily due to the timing of December shipments and lower volumes of sales to equity partners as a result of an unplanned production unit outage.


                             EQUISTAR CHEMICALS, LP

SELECTED PRICING INFORMATION--The following graphs present selected industry pricing information for the periods shown.



Chart 1 - Month-end average spot price WTS low prices for Crude Oil as reported by Platts Oilgram Price Report from January 1997 through December 1999. Chart indicates decreasing prices in 1997 with an annual average of the month-end prices of $19.35 per barrel. Prices declined steadily in 1998 with a low point of $10.02 per barrel in December 1998 and an annual average of the month-end prices of $12.94 per barrel. Prices rose rapidly in 1999, peaking at $24.82 per barrel in December 1999 with an annual average of $17.04 per barrel. Selected month-end prices are as follows: January 1997--$23.90 per barrel, December 1997--$17.13 per barrel, December 1998--$10.02 per barrel, December 1999--$24.82 per barrel.

Chart 2 - Month-end average net transaction contract prices for Ethlylene as reported by CMAI Monomers Market Report from January 1997 through December 1999. Chart indicates 1997 prices were relatively flat for the first six months and slightly decreasing in the latter half of the year with an annual average of the month-end prices of 24.70 cents per pound. 1998 prices declined steadily with an annual average of the month-end prices of 17.81 cents per pound. Prices rose rapidly in 1999, peaking at 27.00 cents per pound in December 1999 with an annual average of the month-end prices of 22.03 cents per pound. Selected month-end prices are as follows: January 1997--25.71 cents per pound, December 1997--22.67 cents per pound, December 1998--15.95 cents per pound, December 1999-27.00 cents per pound.



OVERVIEW

  The following tables present selected financial and operating information for Equistar for the years ended December 31, 1999 and 1998, and for the combined businesses for the year ended December 31, 1997. The combined businesses consist of the Lyondell contributed business and the Millennium contributed business for the eleven months ended November 30, 1997 and Equistar for the one month ended December 31, 1997. For comparative purposes, income taxes are excluded from the combined 1997 data, since Equistar, as a partnership, is not subject to federal income tax. These combined results for the year ended December 31, 1997 are not intended to, and do not, represent pro forma results of Equistar. The combined data in these tables do not necessarily reflect the results of operations of Equistar that would have resulted had the businesses been combined as of January 1, 1997. The operating results of the business contributed by Occidental Chemical Corporation are included prospectively from May 15, 1998.

                                                                                       Equistar
                                                                      --------------------------------------          Combined
                                                                            1999                  1998                  1997
                                                                      ----------------       ---------------     -----------------
Millions of dollars
------------------
Sales and other operating revenues                                         $5,436                $4,363                $4,866
Cost of sales                                                               4,844                 3,767                 3,781
Other operating expenses                                                      334                   300                   323
Restructuring and other unusual charges                                        96                    14                    42
                                                                      ----------------      ----------------      ----------------
     Operating income                                                         162                   282                   720
Interest expense, net                                                        (176)                 (139)                 (124)
Other income, net                                                              46                    --                    --
                                                                      ----------------      ----------------      ----------------
     Net income                                                            $   32                $  143                $  596
                                                                      ================      ================      ================

  NET INCOME--Equistar's net income of $32 million in 1999 decreased $111 million from net income of $143 million in 1998. The decrease was attributable to restructuring and other unusual charges, which were $96 million in 1999 compared to $14 million in 1998, as well as lower polymers margins, higher general and administrative expenses, and higher interest expense in 1999 compared with 1998. These were only partly offset by higher petrochemicals sales volumes and gains on asset sales.

  Equistar's net income of $143 million in 1998 decreased $453 million from combined net income of $596 million in 1997. The decrease was primarily due to lower prices and margins in both the petrochemicals and polymers segments. The decline in prices and margins began in the fourth quarter 1997 and continued throughout 1998. The decline was partially offset by increased sales volumes, primarily as a result of the addition of the Occidental Contributed Business in mid-May 1998.


FOURTH QUARTER 1999 COMPARED TO THIRD QUARTER 1999

  Equistar reported a net loss of $51 million in the fourth quarter 1999. Excluding $96 million of restructuring and other unusual charges, Equistar had net income of $45 million compared to net income of $35 million in the third quarter 1999. Operating results improved compared to the third quarter as higher petrochemicals margins were only partly offset by lower polymers margins and higher general and administrative expenses. Compared to the third quarter, petrochemicals margins increased as higher selling prices for ethylene, propylene and other co-products more than offset higher raw material costs. Polymers margins decreased as increases in polymers sales prices did not keep pace with increases in the cost of raw materials, primarily ethylene and propylene. The $96 million of restructuring and other unusual charges in the fourth quarter related to decisions to shut down polymer reactors at two sites and to consolidate administrative functions between Lyondell and Equistar, resulting in the write down of the related asset values and the incurrence of employee severance costs.

SEGMENT DATA

  The following tables reflect selected actual and combined sales volume data, including intersegment sales volumes, and summarized financial information for Equistar's business segments. The addition of the Occidental Contributed Business is reflected prospectively from May 15, 1998.

                                                   EQUISTAR
                                            ---------------------    COMBINED
IN MILLIONS                                   1999         1998        1997
-----------                                 ---------   ---------   ---------
SELECTED PETROCHEMICALS PRODUCTS:
     Olefins (pounds)                         18,574      16,716      9,429
     Aromatics (gallons)                         367         271        193
POLYMERS PRODUCTS (pounds)                     6,388       6,488      6,132


MILLIONS OF DOLLARS
-------------------
SALES AND OTHER OPERATING REVENUES:
Petrochemicals segment                        $ 4,736    $ 3,463    $ 3,866
Polymers segment                                2,024      2,058      2,513
Intersegment eliminations                      (1,324)    (1,158)    (1,513)
                                              -------   --------    -------
    Total                                     $ 5,436    $ 4,363    $ 4,866
                                              =======    =======    =======
COST OF SALES:
Petrochemicals segment                        $ 4,275    $ 3,132    $ 3,151
Polymers segment                                1,893      1,793      2,143
Intersegment eliminations                      (1,324)    (1,158)    (1,513)
                                              -------   --------    -------
    Total                                     $ 4,844    $ 3,767    $ 3,781
                                              =======    =======    =======
OTHER OPERATING EXPENSES:
Petrochemicals segment                        $    14    $    12    $    31
Polymers segment                                   80         88        137
Unallocated                                       240        200        155
                                              -------    -------    -------
    Total                                     $   334    $   300    $   323
                                              =======    =======    =======
OPERATING INCOME:
Petrochemicals segment                        $   447    $   319    $   684
Polymers segment                                   51        177        233
Unallocated                                      (336)      (214)      (197)
                                              -------    -------    -------
    Total                                     $   162    $   282    $   720
                                              =======    =======    =======


PETROCHEMICALS SEGMENT

  REVENUES--Revenues of $4.7 billion in 1999 increased 37% from $3.5 billion in 1998. The increase was due to both higher average sales prices and higher sales volumes during 1999. As a result of rapidly rising prices throughout 1999, which reflected stronger demand as well as increases in the underlying cost of raw materials, average sales prices for 1999 were about 20% higher than average sales prices for 1998. Sales volumes increased about 13% during 1999, reflecting a full year of the Occidental Contributed Business.

  Revenues of $3.5 billion in 1998 decreased 10% from combined sales revenues of $3.9 billion in 1997. The decrease was due to significantly lower sales prices, partly offset by higher sales volumes. Average sales prices in 1998 were approximately 50% lower than average 1997 sales prices primarily due to increased industry capacity and downward pressure on sales prices as a result of the lower cost of raw materials. Sales volumes increased about 73% primarily as a result of the addition of the Occidental Contributed Business in mid-May 1998.

  OPERATING INCOME--Operating income of $447 million in 1999 increased 40% compared to $319 million in 1998, while gross margin as a percent of sales was flat. The benefit from increased sales volumes was only partly offset by the effects of production unit outages in 1999. During 1999, one of Equistar's two Channelview olefins units, with an annual ethylene capacity of 1.9 billion pounds, was shut down from April 1, 1999 to May 23, 1999 to repair a compressor. Gross margin percentages were flat as higher sales prices kept pace with higher raw material costs. The 1999 increase in sales volumes was primarily due to inclusion of a full year of operations of the Occidental Contributed Business, which was added in mid-May 1998.

  Operating income of $319 million in 1998 decreased 53% from a combined $684 million in 1997, while gross margin as a % of sales decreased to 10% in 1998 from 18% in 1997. The decrease in operating income primarily reflected lower margins partly offset by higher sales volumes. The lower margins were due to lower sales prices, which decreased more than raw material costs, and slightly higher fixed costs. The increased sales volumes primarily resulted from the addition of the Occidental Contributed Business.

POLYMERS SEGMENT

  REVENUES--Revenues of $2.0 billion in 1999 decreased slightly compared to revenues of $2.1 billion in 1998 primarily due to lower sales volumes. Sales volumes declined due to the shut down of less efficient HDPE and other polymer product capacity, plant maintenance and the sale of the concentrates and compounds business in 1999. Industry sales prices began decreasing during the fourth quarter 1997, continued in a downward trend throughout 1998, and increased rapidly during 1999 as raw material costs increased.

  Revenues of $2.1 billion in 1998 decreased 18% from a combined $2.5 billion in 1997. The decrease was primarily the result of decreases in industry sales prices due to excess industry supply and lower raw material costs, partly offset by higher sales volumes.

  OPERATING INCOME--Operating income of $51 million for 1999 decreased 71% compared to $177 million in 1998. The decrease was primarily due to substantially lower margins in 1999 compared to 1998 as raw material cost increases outpaced sales price increases. Gross margin as a percent of sales decreased to 6% in 1999 from 13% in 1998, reflecting the lower product margins.

  Operating income of $177 million in 1998 decreased 24% from a combined $233 million in 1997. The decrease was a result of lower product margins in 1998. Polymer sales prices decreased throughout 1998, but were partially offset by lower raw material costs. Gross margin as a percent of sales decreased to 13% in 1998 from 15% in 1997.

UNALLOCATED

  The following discusses expenses that were not allocated to the petrochemicals and polymers segments.

  OTHER OPERATING EXPENSES--This caption includes selling, general and administrative expenses, research and development expense, and amortization of goodwill and other intangibles. Unallocated expenses were $240 million in 1999, $200 million in 1998 and a combined $155 million in 1997. The increase from 1997 to 1998 is offset by decreases in the expenses allocated to the segments. The increase from 1998 to 1999 was primarily due to higher compensation and employee benefit expenses and costs associated with Year 2000 preventive measures.

  RESTRUCTURING AND OTHER UNUSUAL CHARGES--Restructuring and other unusual charges were $96 million in 1999, $14 million in 1998, and a combined $42 million in 1997. During the fourth quarter 1999, Equistar recorded a pretax charge of $96 million associated with a decision to shut down certain polymer reactors and severance costs related to these shutdowns and consolidation of certain administrative functions between Lyondell and Equistar. In line with the Company's strategy to invest only in businesses that have the potential to be in the top quartile of profit margin performance, the decision to shut down the polymer reactors was based on their high production cost, current market conditions in the polyethylene industry and Equistar's flexibility to utilize more efficient reactors to meet customer requirements. Approximately $72 million of the total charge is an adjustment of the asset carrying values of the reactors. The remaining $24 million represents severance and other employee-related costs for approximately 500 employee positions that are being eliminated. Equistar expects that the severance payments will be made in 2000. The eliminated positions, primarily administrative functions, resulted from opportunities to share such services between Lyondell and Equistar and, to a lesser extent, positions associated with the shut down polymer reactors. Equistar incurred restructuring charges related to the initial merger and integration of the businesses contributed by Lyondell and Millennium upon the formation of Equistar and with the addition of the Occidental Contributed Business. Equistar recorded $42 million of restructuring charges in December 1997 and $14 million in 1998.

  INTEREST EXPENSE, NET AND OTHER INCOME, NET--Net interest expense was $176 million in 1999, $139 million in 1998 and a combined $124 million in 1997. Interest expense increased from 1997 to 1998 and 1999 due to higher levels of debt as a result of the addition of the Occidental Contributed Business in mid-May 1998. Interest expense also increased from 1998 to 1999 due to the February 1999 refinancing of $900 million of bank debt with senior unsecured notes, which carried a higher fixed rate of interest. Other income of $46 million in 1999 primarily consisted of net gains on asset sales, including the sale of the concentrates and compounds business in April 1999.


                           LYONDELL-CITGO REFINING LP

REFINING SEGMENT

  The following table sets forth, in thousands of barrels per day, sales volumes for LCR's refined products and processing rates at the Refinery for the periods indicated:

                                                                            FOR THE YEAR ENDED DECEMBER 31
                                                         ------------------------------------------------------------------
                                                                 1999                    1998                    1997
                                                         ------------------      ------------------      ------------------
REFINED PRODUCTS SALES VOLUMES:
    Gasoline                                                    118                     121                     111
    Diesel and heating oil                                       68                      79                      68
    Jet fuel                                                     18                      17                      17
    Aromatics                                                    10                      10                      11
    Other refined products                                      104                     103                      93
                                                         ------------------      ------------------      ------------------
        Total refined products volumes                          318                     330                     300
                                                         ==================      ==================      ==================

Crude processing rates:
    Crude Supply Agreement - coked                              182                     223                     203
    Other heavy crude oil - coked                                14                      19                       7
    Other crude oil                                              43                      18                      14
                                                         ------------------      ------------------      ------------------
        Total crude processing rates                            239                     260                     224
                                                         ==================      ==================      ==================


  REVENUES--Revenues for LCR, including intersegment sales, were $2.6 billion in 1999, $2.1 billion in 1998 and $2.7 billion in 1997. The increase in 1999 compared to 1998 is due to higher prices partly offset by lower volumes. Prices of refined products increased in 1999 as crude oil prices escalated. The lower sales volumes and processing rates in 1999 primarily reflect lower allocations and deliveries of extra heavy Venezuelan crude oil by PDVSA Oil and, to a lesser extent, the effect of second quarter 1999 production unit outages. The decrease in revenues in 1998 versus 1997 primarily resulted from lower refined products prices, which declined as a result of lower crude oil prices. These decreases were partially offset by higher sales volumes as production levels increased, reflecting a full year's benefit from the Upgrade Project.

  OPERATING INCOME--LCR's operating income was $67 million in 1999, $213 million in 1998 and $181 million in 1997. The decrease in 1999 from 1998 primarily reflected reduced processing of extra heavy crude oil as a result of lower allocations and deliveries and a less favorable mix of extra heavy Venezuelan crude oil received from PDVSA Oil, partially offset by increased processing of spot crude. Margins on the crude oil purchased in the spot market were also lower compared to 1998. The 1999 operating results were also negatively affected by costs and lower operating rates related to outages of a coker unit
and a fluid catalytic cracker unit during the second quarter 1999.   The 1999
and 1998 periods included pretax charges of $6 million and $10 million, respectively, associated with LCR's renegotiated labor agreement. The increase in 1998 versus 1997 reflected the benefits of the Upgrade Project, which resulted in higher average margins as higher volumes of extra heavy crude oil were processed in the coking mode. The Upgrade Project was completed in the first quarter 1997 and, initially, higher costs were incurred due to normal operational start-up activities, during which the Refinery did not operate at peak rates. Cost savings resulting from improved operational efficiency in 1998 were partly offset by higher depreciation expense attributable to the Upgrade Project.

  INTEREST EXPENSE--LCR's net interest expense was $44 million in 1999, $43 million in 1998, and $35 million in 1997. Interest expense on debt related to the Upgrade Project was capitalized through its completion, including the first quarter of 1997.


FOURTH QUARTER 1999 VERSUS THIRD QUARTER 1999

  LCR had pretax income of $26 million in the fourth quarter 1999 compared to $21 million in the third quarter 1999. The increase in earnings was due to a $12 million insurance recovery partly offset by a $6 million unusual charge related to the renegotiated labor agreement. The insurance recovery related to the second quarter 1999 production unit outages. Improvement in lubes and aromatics margins was offset by lower processing rates of extra heavy crude oil under the Crude Supply Agreement with PDVSA Oil. LCR's total crude oil processing rates averaged 259,000 barrels per day in the fourth quarter 1999, compared to 241,000 barrels per day in the third quarter 1999. The increase in total rates was due to higher volumes of crude oil purchased in the spot market.


FINANCIAL CONDITION

  OPERATING ACTIVITIES--Lyondell's cash provided by operating activities totaled $300 million in 1999 compared to $263 million in 1998. Operating cash flow was negatively affected in both 1999 and 1998 by an increase in working capital.
The 1999 increase was primarily due to a $124 million increase in receivables. Receivables increased due to an $84 million decrease in the amount of receivables sold in 1999 versus 1998 under a 1998 receivables purchase agreement and a 14% increase in fourth quarter 1999 sales over fourth quarter 1998. The fourth quarter 1999 sales increase reflected higher volumes as well as higher co-product prices. Operating cash flow in 1999 benefited from customer advances and tax refunds received. Higher working capital in the 1998 period reflected the payment of accounts payable retained by Lyondell after the December 1997 formation of Equistar.

  INVESTING ACTIVITIES--Lyondell's capital expenditures were $131 million in 1999, while joint venture capital expenditures were $157 million for Equistar, $56 million for LCR and $16 million for LMC. Lyondell's pro rata share of the joint ventures' capital expenditures was $109 million for a total of $240 million. This compares to $196 million in 1998, which included only five months of the intermediate chemicals and derivatives business. The 2000 capital budget is $207 million, consisting of $106 million for Lyondell and $101 million for Lyondell's pro rata share of the joint ventures' budgeted capital expenditures.

  Distributions from affiliates in excess of their earnings for 1999 were $134 million, including $52 million from Equistar and $78 million from LCR. Lyondell loaned $35 million to LCR for capital, maintenance and environmental projects in 1999 and contributed $17 million to LMC to fund first quarter 1999 turnaround expenditures and working capital requirements. Additionally, Lyondell converted $46 million of its note receivable from LCR to an equity investment in LCR effective December 31, 1999.

  FINANCING ACTIVITIES--In May 1999, Lyondell amended its $7 billion Credit Facility, which was put in place in July 1998 primarily to fund the ARCO Chemical Acquisition. The Credit Facility amendments provided the lenders with additional collateral, re-priced the existing loans to reflect then market rates and revised certain financial covenants. Also in May 1999, Lyondell issued
40.25 million shares of common stock, receiving net proceeds of $736 million. Lyondell also issued $500 million of 10.875% senior subordinated notes due 2009, $1.0 billion of 9.875% senior secured notes due 2007, and $900 million of 9.625% senior secured notes due 2007. Lyondell borrowed additional amounts under the amended Credit Facility through its new $850 million, seven-year Term Loan E and new $150 million Term Loan F, maturing December 31, 2003. Term Loan E bears interest at LIBOR plus 3.875%, and Term Loan F bears interest at LIBOR plus 3.5%. Lyondell used the proceeds to retire the $1.25 billion principal amount of Term Loan C, maturing June 30, 1999, and the $2 billion principal amount of Term Loan D, maturing June 30, 2000, and to partially repay principal amounts outstanding under Term Loans A and B under the Credit Facility maturing June 30, 2003 and June 30, 2005, respectively. Unamortized debt issuance costs and amendment fees of $35 million after tax were written off and reported as an extraordinary loss on early extinguishment of debt in 1999.

  Lyondell paid regular quarterly dividends of $.225 per share of common stock in 1999 for a total of $97 million.

  In February 1999, Equistar completed an offering of senior unsecured notes in the principal amount of $900 million. The proceeds were primarily used to refinance existing indebtedness of Equistar.

  LIQUIDITY AND CAPITAL RESOURCES--At December 31, 1999, Lyondell had cash on hand of $307 million and $500 million available under its revolving Credit Facility that extends until July 2003. Current maturities of long-term debt were $225 million. Lyondell expects that net proceeds of approximately $2 billion from the sale of assets to Bayer will be used to reduce Lyondell's variable-rate bank debt of $3.2 billion outstanding at December 31, 1999. This reduction in debt will strengthen Lyondell's balance sheet and reduce interest expense. Aggregate maturities of long-term debt, without giving effect to the proposed asset sale and debt retirement, are $225 million in 2000; $455 million in 2001; $455 million in 2002; $583 million in 2003; and $461 million in 2004 and $4.1 billion thereafter. The amended Credit Facility and the indentures under which the senior secured notes and the senior subordinated notes were issued contain covenants relating to liens, sale and leaseback transactions, debt incurrence, leverage and interest coverage ratios, dividends and investments, sales of assets and mergers and consolidations. Lyondell was in compliance with all such covenants as of December 31, 1999, however, given the poor current business environment in the petrochemicals industry, Lyondell secured an amendment to certain financial covenants in February 2000 that will increase its financial and operating flexibility in the near term. Additionally, the amendment eliminated a cross-default provision in the Credit Facility that could have been triggered by a default on LCR's $450 million Construction Facility, which is discussed below.

  LCR has $450 million outstanding under a five-year Construction Facility, which expires in May 2000. Lyondell and CITGO, as partners of LCR, have agreed to pursue a refinancing of the indebtedness, although the final terms have not been determined. Because a bank commitment has not yet been received, the independent accountants of LCR have stated in their audit report that the lack of such a commitment or new agreement raises substantial doubts concerning LCR's ability to continue as a going concern. However, management expects that LCR will be able to refinance or repay the indebtedness. In addition, as an interim measure, LCR may seek to extend the maturity date of the existing indebtedness.

  Equistar had outstanding debt of $2.3 billion at December 31, 1999. Lyondell remains liable on approximately $563 million of Equistar debt for which Equistar assumed primary responsibility in connection with its formation. At December 31, 1999, Equistar, LCR and LMC had combined outstanding debt of $2.75 billion and combined equity of approximately $4.3 billion. The ability of the joint ventures to distribute cash to Lyondell is reduced by their respective debt service obligations. Furthermore, a default under Equistar's debt instruments involving more than $50 million of indebtedness would constitute a cross-default under Lyondell's Credit Facility.

  Lyondell believes that conditions will be such that cash balances, cash generated from operating activities and the Bayer transaction (discussed below), and funds from lines of credit will be adequate to meet anticipated future cash requirements for scheduled debt repayments, necessary capital expenditures and dividends.

RECENT DEVELOPMENTS

  In November 1999, Lyondell reached a definitive agreement to sell its worldwide polyols business to Bayer for $2.45 billion. Bayer will also receive an ownership interest in certain of Lyondell's U.S. PO operations through formation of a joint venture to produce PO. The Lyondell Board of Directors and the Supervisory Board of Bayer have approved the agreement, and the companies have received regulatory clearance in Europe and the United States. Lyondell expects that the transaction will close on or about April 1, 2000. In addition, as part of the transaction, Lyondell and Bayer agreed to pursue a joint venture for the construction of PO-11, a previously announced worldscale propylene oxide/styrene monomer plant in Europe.

  The following summary balance sheet and income statement present the unaudited pro forma consolidated financial position of Lyondell as of December 31, 1999 and the pro forma consolidated operating results for the year then ended as if the Bayer transaction had occurred on December 31, 1999 for balance sheet purposes and as of

January 1, 1999 for income statement purposes. The pro forma financial statements assume that net proceeds of $2 billion were used to retire debt in accordance with the provisions of Lyondell's credit facility and debt covenants.

                                                                 PRO FORMA
MILLIONS OF DOLLARS                                                 1999
-------------------                                              ----------
BALANCE SHEET
Total current assets                                               $ 1,726
Property, plant and equipment, net                                   2,507
Investments and long-term receivables                                1,746
Goodwill, net                                                        1,195
Deferred charges and other assets                                      640
                                                                 ----------
    Total assets                                                    $ 7,814
                                                                 ==========

Current maturities of long-term debt                               $   211
Other current liabilities                                            1,134
Long-term debt, less current maturities                              4,010
Other liabilities and deferred credits                                 393
Deferred income taxes                                                  573
Minority interest                                                      191
Stockholders' equity                                                 1,302
                                                                 ----------
    Total liabilities and stockholders' equity                     $ 7,814
                                                                 ==========

STATEMENT OF INCOME
Sales and other operating revenues                                 $ 2,864
Operating income                                                       308
Income from equity investments                                          76
Interest expense, net                                                  394
Net loss from continuing operations                                     (8)
Basic and diluted loss per share from continuing operations        $  (.08)


  The unaudited pro forma data presented above are not necessarily indicative of the results of operations of Lyondell that would have occurred had such transactions actually been consummated as of the indicated dates nor are they necessarily indicative of future results. The pro forma financial statements also make certain assumptions regarding the final agreements related to the transaction, some of which have not been concluded to date. The final agreements could yield data that differ from the financial information presented above. However, such changes are not expected to be material.

CURRENT BUSINESS OUTLOOK

  In the near term, Lyondell expects continued stable volume growth for the intermediate chemicals and derivatives segment, as demand growth, aided by a strong recovery in Asia, absorbs new industry PO capacity. However, the new capacity will continue to put pressure on prices and margins. Strong demand for products in the petrochemicals and polymers segments continues to benefit Equistar's operations. A resurgence of raw material cost increases early in 2000 has negatively affected product margins in all three business segments. Meanwhile, both Lyondell and Equistar are taking aggressive actions to further reduce costs and increase cash flow. Reduced allocations of extra heavy Venezuelan crude oil to LCR are ongoing and are expected to continue to negatively impact LCR's operating results. However, some relief is anticipated in the second quarter 2000 when OPEC is expected to increase production quotas.

  Over the longer term, Lyondell expects continued consolidation in the chemical industry, creating fewer but stronger competitors. Industry forecasts project a continuing difficult business environment due to industry capacity additions, primarily in the petrochemicals and polymers segments. This new capacity is expected to put pressure on product margins beginning in late 2000 until demand growth absorbs the new capacity.

  Lyondell has participated in the consolidation trend in the industry with the formation of Equistar and the subsequent acquisition of ARCO Chemical. Management's current priority is to pay down the acquisition-related debt, and thus improve Lyondell's financial flexibility. To accomplish this, it will focus on actively managing its current portfolio of assets and maximizing earnings and cash flow. While Lyondell does not control raw material costs or general market conditions, management plans to maximize earnings and cash flow by focusing on the things that it can directly influence such as continuing to reduce working capital, achieving cost reductions and employing a disciplined capital program.

YEAR 2000

  Lyondell did not experience any disruptions of its operations as a result of either internal or third party Year 2000 problems. Year 2000 spending by Lyondell, Equistar and LCR for the replacement of both business and manufacturing systems is summarized as follows:


MILLIONS OF DOLLARS            LYONDELL             EQUISTAR           LCR
-------------------            --------             --------         --------

Total spending                   $ 12                  $ 8             $ 3
                               ========             ========         ========
Lyondell share of spending       $ 12                  $ 3             $ 2
                               ========             ========         ========

  Spending for all three organizations totaled $23 million, of which Lyondell's share was $17 million. Spending was funded by cash generated from operations. Approximately 13% of the total spending by all three organizations qualified for capitalization.


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

  While Lyondell converted its systems to invoice customers in euros beginning January 1, 1999, due to Year 2000 and other priorities, the conversion of other business and financial systems did not begin until the first quarter of 2000.
It is anticipated that the conversion of most of these other business and financial systems to the euro will be completed by January 1, 2002, the deadline for system conversion. Based upon the assessments completed to date, European monetary union has not had, and is not expected to have, a material impact on Lyondell's consolidated financial statements. Lyondell's European-based revenues are approximately $1.0 billion on an annual basis.


ENVIRONMENTAL MATTERS

  Various environmental laws and regulations impose substantial requirements upon the operations of Lyondell. Lyondell's policy is to be in compliance with such laws and regulations, which include, among others, the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as amended, RCRA and the Clean Air Act Amendments. Lyondell does not specifically track all recurring costs associated with managing hazardous substances and pollution in ongoing operations. Such costs are included in cost of sales. Lyondell, its subsidiaries and its joint ventures also make capital expenditures to comply with environmental regulations. Such capital expenditures totaled, in the aggregate, approximately $21 million, $22 million and $13 million for 1999, 1998 and 1997, respectively. Lyondell estimates that such capital expenditures will total approximately $15 million in 2000. All such expenditures are funded by cash generated from operations.

  The eight-county Houston/Galveston region has been designated a severe non-attainment area for ozone by the EPA. This could result in increased capital investment and higher operating costs for Equistar, Lyondell, and LCR during the next several years. Additionally, the Clean Air Act specified certain emissions standards for vehicles beginning in the 1994 model year and required the EPA to study whether further emissions reduction standards for vehicles were necessary. These new standards were finalized in 1999 and will require refiners to produce a low sulfur gasoline by 2004 with some allowances for a conditional phase-in period that could extend final compliance until 2006. This rule could result in increased capital investment and higher operating costs for LCR. Equistar's olefins fuel business may also be impacted.

  Lyondell is also subject to certain assessment and remedial actions at its own plant sites under RCRA and at CERCLA sites. The liability under RCRA and various state and foreign government regulations primarily relates to the LCR Refinery, six current Lyondell plant sites and two former plant sites. Under CERCLA, the liability primarily relates to three federal sites. Lyondell is also involved in administrative proceedings or lawsuits relating to a minimal number of other CERCLA sites. Lyondell estimates, based upon currently available information, that potential loss contingencies associated with the latter CERCLA sites, individually and in the aggregate, are not significant. In addition, Lyondell has negotiated an order with the TNRCC for assessment and remediation of groundwater and soil contamination at the LCR Refinery.

  As of December 31, 1999, Lyondell's environmental liability for future assessment and remediation costs at the above-mentioned sites totaled $37 million. The liabilities per site range from less than $1 million to $13 million and are expected to be incurred over the next two to seven years. Lyondell spent $8 million, $8 million and $1 million in 1999, 1998 and 1997, respectively, relating to environmental remediation matters. Lyondell estimates that expenditures will total approximately $8 million in 2000. In the opinion of management, there is currently no material range of loss in excess of the amount recorded for these sites. However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in other CERCLA, RCRA, TNRCC or other comparable state or foreign law investigations, could require Lyondell to reassess its potential exposure related to environmental matters.


ACCOUNTING STANDARDS

  In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. Subsequently, the FASB delayed the effective date by one year. The statement is effective for the Company's calendar year 2001 with early adoption permitted. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending upon whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings. Lyondell, Equistar and LCR are currently evaluating the effect SFAS No. 133 implementation will have on their financial statements.


FORWARD-LOOKING STATEMENTS

  Certain of the statements contained in this report, including those set forth in "Item 1. Business and Properties", this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations as well as those set forth in "Item 7a. Disclosure of Market Risk," are "forward-looking statements" within the meaning of the federal securities laws. Although Lyondell believes the expectations reflected in such forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties, and Lyondell can give no assurance that such expectations will prove to have been correct. Lyondell's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the cyclical nature of the chemical and refining industries, uncertainties associated with the United States and worldwide economies, current and potential governmental regulatory actions in the United States and in other countries, substantial chemical and refinery capacity additions resulting in oversupply and declining prices and margins, raw material costs or supply arrangements, Lyondell's ability to implement cost reductions, and operating interruptions (including leaks, explosions, fires, mechanical failure, unscheduled downtime, labor difficulties, transportation interruptions, spills and releases and other environmental risks). Many of such factors are beyond Lyondell's or its joint ventures' ability to control or predict. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or prior earnings levels.

  All forward-looking statements in this Form 10-K are qualified in their entirety by the cautionary statements contained in this section and elsewhere in this report.


ITEM 7A.  DISCLOSURE OF MARKET RISK

COMMODITY PRICE RISK

  A substantial portion of Lyondell's products and feedstocks, as well as those of Equistar, LCR and Lyondell Methanol, are commodities whose prices fluctuate as market supply/demand fundamentals change. Accordingly, product margins and the level of Lyondell's profitability tend to fluctuate with changes in the business cycle. Lyondell tries to protect against such instability through various business strategies. These include increasing the olefins plants' feedstock flexibility, entering into multi-year processing and sales agreements, moving downstream into derivatives products whose pricing is more stable, and the use of the "deemed margin" contract at LCR. Lyondell has not used derivative instruments for commodity price hedging purposes.

  During 1999, Equistar entered into over-the-counter "derivatives" and price collar agreements for crude oil to help manage its exposure to commodity price risk with respect to crude-oil related raw material purchases. As of December 31, 1999, the outstanding over-the-counter "derivatives" and collar agreements covered 2.4 million and 1.5 million barrels, respectively, matured in January 2000, and covered approximately half of Equistar's crude-oil related raw material requirements for that period. Equistar does not engage in any derivatives trading activities. Assuming a hypothetical 15% decrease in crude oil prices from those in effect at year end, the loss in earnings for the combined derivatives contracts would not be significant. Sensitivity analysis was used for this purpose. The quantitative information about market risk is necessarily limited because it does not take into account the effects of the underlying operating transactions.


FOREIGN EXCHANGE RISK

  Foreign exchange exposures result from cash flows between U.S. and foreign operations and transactions denominated in currencies other than the local currency of a foreign operating entity. Lyondell uses foreign currency swap and forward contracts to minimize the exposure related to net monetary exposures on the balance sheet and anticipatory cash flows. Although Lyondell uses these types of contracts to reduce foreign exchange exposures with respect to revenues, capital commitments and other expenses denominated in foreign currencies, there can be no assurance that such hedging techniques will protect Lyondell's reported results against exchange rate fluctuations or that Lyondell will not incur material losses on such contracts. At December 31, 1998, Lyondell had foreign currency contracts outstanding in the notional amount of $205
million, principally swap contracts hedging the Netherlands guilder.   At
December 31, 1999, Lyondell had one forward contract outstanding in the notional amount of $3 million, hedging the euro. Assuming a hypothetical 10% unfavorable change in the euro exchange rate from that in effect at year end, the increase in foreign exchange loss on this contract was not material. Sensitivity analysis was used for this purpose. The quantitative information about market risk is necessarily limited because it does not take into account the effects of the underlying operating transactions.


INTEREST RATE RISK

  Lyondell is exposed to interest rate risk with respect to variable-rate debt. In May 1999, Lyondell issued 40.25 million shares of common stock, receiving net proceeds of $736 million. Lyondell also issued $2.4 billion of fixed-rate debt. Lyondell used the proceeds to reduce variable-rate debt from $6.5 billion outstanding at December 31, 1998 to $3.2 billion outstanding at December 31, 1999, thereby reducing its exposure to interest rate risk. Assuming a hypothetical 10% increase in interest rates from those in effect at year end, the increase in annual interest expense on the variable-rate debt would be approximately $32 million. Sensitivity analysis was used for the purpose of this analysis. Lyondell expects to receive net proceeds of $2 billion from the sale of assets to Bayer in the first half of 2000, which will be used to further reduce its variable-rate bank debt.

  At December 31, 1998, Lyondell had treasury-rate lock contracts outstanding in the notional amount of $1 billion. These were entered into during 1998 to mitigate interest rate exposure on Lyondell's anticipated future public debt issuance. As a result of the May 1999 refinancing, Lyondell settled the treasury-rate locks during the second quarter 1999 in the amount of $4 million. This amount is being amortized to interest expense over the life of the related debt.

  At December 31,1999, Equistar and LCR had variable rate debt of $800 million and $478 million, respectively, excluding the note payable by LCR to Lyondell. Assuming a hypothetical 10% increase in interest rates from those in effect at year end, Lyondell's share of the increase in annual interest expense on the variable-rate debt would not be material.


REGULATORY RISK

  Certain federal and state governmental initiatives in the U.S. have sought either to rescind the oxygenate requirement for reformulated gasoline or to restrict or ban the use of MTBE. Lyondell does not expect the recent proposals to have a significant impact on MTBE margins and volumes in the near term. In Europe, MTBE demand is benefiting from new legislation in the 15-nation European Union, which may offset any potential decline in the U.S. Should it become necessary to reduce MTBE production over the longer term, Lyondell would need to make capital expenditures to convert its MTBE plants to production of alternate gasoline blending components. The profit margins on such alternate gasoline blending components could differ from those historically realized on MTBE.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                  Page
                                                                  ----
LYONDELL CHEMICAL COMPANY

Report of Independent Accountants.............................      54

Consolidated Financial Statements:

   Consolidated Statements of Income..........................      55
   Consolidated Balance Sheets................................      56
   Consolidated Statements of Cash Flows......................      57
   Consolidated Statements of Stockholders' Equity............      58
   Notes to Consolidated Financial Statements.................      59

EQUISTAR CHEMICALS, LP

Report of Independent Accountants..............................     89

Consolidated Financial Statements:

   Consolidated Statements of Income...........................     90
   Consolidated Balance Sheets.................................     91
   Consolidated Statements of Cash Flows.......................     92
   Consolidated Statements of Partners' Capital................     93
   Notes to Consolidated Financial Statements..................     94

LYONDELL-CITGO REFINING LP

Report of Independent Accountants..............................    112
Independent Auditors' Report...................................    113

Financial Statements:

   Statements of Income........................................    114
   Balance Sheets..............................................    115
   Statements of Cash Flows....................................    116
   Statements of Partners' Capital.............................    117
   Notes to Financial Statements...............................    118

                           LYONDELL CHEMICAL COMPANY

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of Lyondell Chemical Company

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Lyondell Chemical Company and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICEWATERHOUSECOOPERS LLP

Houston, Texas
February 18, 2000

                           LYONDELL CHEMICAL COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                              FOR THE YEAR ENDED DECEMBER 31
                                                         --------------------------------------------------------------------
MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA                     1999                     1998                     1997
-----------------------------------------                ------------------       ------------------       ------------------
SALES AND OTHER OPERATING REVENUES:
     Unrelated parties                                               $3,693                   $1,447                   $2,346
     Related parties                                                     --                       --                      532
                                                         ------------------       ------------------       ------------------
                                                                      3,693                    1,447                    2,878
                                                         ------------------       ------------------       ------------------
OPERATING COSTS AND EXPENSES:
     Cost of sales:
          Unrelated parties                                           2,891                    1,089                    1,827
          Related parties                                                --                       --                      423
     Selling, general and administrative expenses                       240                      126                      186
     Research and development expense                                    58                       26                       --
     Amortization of goodwill and other intangibles                     100                       41                       --
     Unusual charges                                                     --                       61                       16
                                                         ------------------       ------------------       ------------------
                                                                      3,289                    1,343                    2,452
                                                         ------------------       ------------------       ------------------
     Operating income                                                   404                      104                      426

Interest expense                                                       (616)                    (287)                     (75)
Interest income                                                          27                       25                       14
Other income (expense), net                                               5                       12                      (17)
                                                         ------------------       ------------------       ------------------
     Income (loss) before equity investments,
          income taxes and extraordinary item                          (180)                    (146)                     348
                                                         ------------------       ------------------       ------------------
INCOME FROM EQUITY INVESTMENTS:
     Equistar Chemicals, LP                                              52                      119                        6
     LYONDELL-CITGO Refining LP                                          23                      110                      102
     Other                                                                1                        6                       --
                                                         ------------------       ------------------       ------------------
                                                                         76                      235                      108
                                                         ------------------       ------------------       ------------------
     Income (loss) before income
          taxes and extraordinary item                                 (104)                      89                      456

Provision for (benefit from) income taxes                               (24)                      37                      170
                                                         ------------------       ------------------       ------------------
     Income (loss) before extraordinary item                            (80)                      52                      286

Extraordinary loss on extinguishment
     of debt, net of income taxes of $19                                (35)                     - -                      - -
                                                         ------------------       ------------------       ------------------
NET INCOME (LOSS)                                                    $ (115)                  $   52                   $  286
                                                         ==================       ==================       ==================

BASIC AND DILUTED EARNINGS PER SHARE:
     Income (loss) before extraordinary item                          $(.77)                    $.67                    $3.58
     Extraordinary loss                                                (.33)                     - -                      - -
                                                         ------------------       ------------------       ------------------
     Net income (loss)                                               $(1.10)                    $.67                    $3.58
                                                         ==================       ==================       ==================


                See Notes to Consolidated Financial Statements.

                           LYONDELL CHEMICAL COMPANY

                          CONSOLIDATED BALANCE SHEETS


                                                                                               DECEMBER 31
                                                                             -------------------------------------------
MILLIONS, EXCEPT SHARES AND PAR VALUE DATA                                            1999                     1998
------------------------------------------                                   ------------------       ------------------
ASSETS
Current assets:
     Cash and cash equivalents                                                           $  307                   $  233
     Accounts receivable:
          Trade, net                                                                        554                      473
          Related parties                                                                    12                        6
     Inventories                                                                            519                      550
     Prepaid expenses and other current assets                                              114                       64
     Deferred tax assets                                                                    380                        7
                                                                             ------------------       ------------------
          Total current assets                                                            1,886                    1,333
Property, plant and equipment, net                                                        4,291                    4,511
Investments and long-term receivables:
     Investment in Equistar Chemicals, LP                                                   607                      660
     Receivable from LYONDELL-CITGO Refining LP                                             219                      231
     Investment in LYONDELL-CITGO Refining LP                                                52                       84
     Other investments and long-term receivables                                            137                      103
Goodwill, net                                                                             1,545                    1,430
Deferred charges and other assets                                                           761                      804
                                                                             ------------------       ------------------
Total assets                                                                             $9,498                   $9,156
                                                                             ==================       ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable:
          Trade                                                                          $  339                   $  309
          Related parties                                                                    11                        1
     Current maturities of long-term debt                                                   225                    1,603
     Other accrued liabilities                                                              446                      429
                                                                             ------------------       ------------------
          Total current liabilities                                                       1,021                    2,342
Long-term debt, less current maturities                                                   6,046                    5,391
Other liabilities and deferred credits                                                      331                      294
Deferred income taxes                                                                       891                      339
Commitments and contingencies
Minority interest                                                                           202                      216
Stockholders' equity:
     Preferred stock, $.01 par value, 80,000,000 shares
        authorized, none outstanding                                                         --                       --
     Common stock, $1.00 par value, 250,000,000 shares
        authorized, 120,250,000 and 80,000,000 issued, respectively                         120                       80
     Additional paid-in capital                                                             854                      158
     Retained earnings                                                                      172                      387
     Accumulated other comprehensive income (loss)                                          (64)                      32
     Treasury stock, at cost, 2,678,976 and 2,978,203 shares, respectively                  (75)                     (83)
                                                                             ------------------       ------------------
          Total stockholders' equity                                                      1,007                      574
                                                                             ------------------       ------------------
Total liabilities and stockholders' equity                                               $9,498                   $9,156
                                                                             ==================       ==================


                See Notes to Consolidated Financial Statements.

                           LYONDELL CHEMICAL COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  FOR THE YEAR ENDED DECEMBER 31
                                                            ----------------------------------------------------------------------
MILLIONS OF DOLLARS                                               1999                     1998                      1997
-------------------                                        ------------------       -------------------       -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                 $  (115)                  $    52                     $ 286
     Adjustments to reconcile net income (loss) to net
       cash provided by operating activities, net of the
       effects of purchase accounting and deconsolidation
       of affiliates:
          Depreciation and amortization                                    330                       138                        84
          Unusual charges                                                   --                        61                        --
          Extraordinary item                                                35                        --                        --
          Deferred income taxes                                             36                        76                        43
          (Increase) decrease in accounts receivable                      (124)                       93                       (64)
          Decrease (increase) in inventories                                15                       (15)                      (37)
          Increase (decrease) in accounts payable                           52                      (148)                      (44)
          Net change in other working capital accounts                     (11)                       24                        (2)
          Other, net                                                        82                       (18)                        3
                                                            ------------------       -------------------       -------------------
               Net cash provided by operating activities                   300                       263                       269
                                                            ------------------       -------------------       -------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of ARCO Chemical Company, net of
          cash acquired                                                     --                    (5,869)                       --
     Expenditures for property, plant and equipment                       (131)                      (64)                      (49)
     Contributions and advances to affiliates                              (52)                      (35)                      (86)
     Distributions from affiliates in excess of earnings                   134                       435                        72
     Deconsolidation of affiliates                                          --                       (11)                      (12)
     Other                                                                   4                        --                        --
                                                            ------------------       -------------------       -------------------
               Net cash used in investing activities                       (45)                   (5,544)                      (75)
                                                            ------------------       -------------------       -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of long-term debt                            3,400                     6,500                        --
     Payment of debt issuance costs                                       (107)                     (130)                       --
     Repayments of long-term debt                                       (4,122)                     (715)                     (112)
     Issuance of common stock                                              736                        --                        --
     Net (decrease) increase in short-term debt                             --                      (100)                       50
     Minority owners' distributions                                         --                        --                       (16)
     Repurchase of common stock                                             --                       (59)                      (26)
     Dividends paid                                                        (97)                      (70)                      (72)
     Other                                                                   8                        --                        --
                                                            ------------------       -------------------       -------------------
               Net cash (used in) provided by financing
                activities                                                (182)                    5,426                      (176)
                                                            ------------------       -------------------       -------------------
Effect of exchange rate changes on cash                                      1                         2                        --
                                                            ------------------       -------------------       -------------------
INCREASE IN CASH AND CASH EQUIVALENTS                                       74                       147                        18
Cash and cash equivalents at beginning of period                           233                        86                        68
                                                            ------------------       -------------------       -------------------
Cash and cash equivalents at end of period                             $   307                   $   233                     $  86
                                                            ==================       ===================       ===================



                See Notes to Consolidated Financial Statements.

                           LYONDELL CHEMICAL COMPANY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                 ACCUMULATED
                                             COMMON STOCK         ADDITIONAL                        OTHER
MILLIONS, EXCEPT SHARES AND             ---------------------       PAID-IN       RETAINED       COMPREHENSIVE      COMPREHENSIVE
  PER SHARE DATA                         ISSUED      TREASURY       CAPITAL       EARNINGS       INCOME (LOSS)      INCOME (LOSS)
---------------------------             -------      --------      -------       --------       -------------       -------------
BALANCE, JANUARY 1, 1997
   (80,000,000 SHARES ISSUED)              $ 80         $  --        $158          $ 193           $  --                $  --
       Net income                            --            --          --            286              --                  286
       Cash dividends
        ($.90 per share)                     --            --          --            (72)             --                   --
       Purchase of 1,015,512
        treasury shares                      --           (26)         --             --              --                   --
                                         -------        ------      ------        -------          ------              ------
       Comprehensive income                                                                                             $ 286
                                                                                                                       ======
BALANCE, DECEMBER 31, 1997
   (80,000,000 SHARES ISSUED;
    1,015,512 TREASURY SHARES)               80           (26)        158            407              --                $  --
       Net income                            --            --          --             52              --                   52
       Cash dividends
        ($.90 per share)                     --            --          --            (70)             --                   --
       Purchase of 2,051,539                 --           (59)         --             --              --                   --
        treasury shares
       Reissuance of 88,848 treasury
        shares under restricted stock plan   --             2          --             --              --                   --
       Foreign currency translation,
        net of tax of $25                    --            --          --             --              32                   32
       Other                                 --            --          --             (2)             --                   --
                                         -------      --------      ------        -------          ------               -----
       Comprehensive income                                                                                             $  84
                                                                                                                        =====
BALANCE, DECEMBER 31, 1998
   (80,000,000 SHARES ISSUED;
    2,978,203 TREASURY SHARES)               80           (83)        158            387              32                $  --
       Net loss                              --            --          --           (115)             --                 (115)
       Cash dividends
        ($.90 per share)                     --            --          --            (97)             --                   --
       Issuance of common stock              40            --         696             --              --                   --
       Reissuance of 299,227
        treasury shares under restricted
        stock plan                           --             8          --             --              --                   --
       Foreign currency translation,
        net of tax of $31                    --            --          --             --             (96)                 (96)
       Other                                 --            --          --             (3)             --                   --
                                         -------      --------      ------        -------          ------               -----
       Comprehensive loss                                                                                               $(211)
                                                                                                                        =====
BALANCE, DECEMBER 31, 1999
   (120,250,000 SHARES ISSUED;
    2,678,976 TREASURY SHARES)             $120          $(75)       $854          $ 172            $(64)
                                         =======      ========      ======        =======          ======



                See Notes to Consolidated Financial Statements.

                           LYONDELL CHEMICAL COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Description of the Company and Operations

Lyondell Chemical Company ("Lyondell") operates in the (i) intermediate chemicals and derivatives, (ii) petrochemicals, (iii) polymers, (iv) refining and (v) methanol businesses through the operations of the former ARCO Chemical Company ("ARCO Chemical") acquired by Lyondell as of July 28, 1998 (see Note 3), and through Lyondell's joint venture ownership interests in Equistar Chemicals, LP ("Equistar"), LYONDELL-CITGO Refining LP ("LCR") and Lyondell Methanol Company, L.P. ("LMC").

Lyondell is the world's largest producer of propylene oxide ("PO") and a leading worldwide producer and marketer of polyether polyols, propylene glycol, propylene glycol ethers, toluene diisocyanate ("TDI"), styrene monomer ("SM") and methyl tertiary butyl ether ("MTBE"). These operations are reported as the intermediate chemicals and derivatives segment.

Lyondell's operations in the petrochemicals and polymers segments are conducted through its joint venture ownership interest in Equistar (see Note 4). Lyondell accounts for its investment in Equistar using the equity method of accounting. Prior to the formation of Equistar on December 1, 1997, Lyondell's assets and operations of the petrochemicals and polymers businesses were fully consolidated in the Lyondell Consolidated Financial Statements.

Equistar's petrochemicals segment produces olefins, including ethylene, propylene, butadiene and specialty products; aromatics, including benzene and toluene; oxygenated chemicals, including ethylene oxide and derivatives, MTBE, ethyl alcohol and diethyl ether; and specialty chemicals, including refinery blending stocks.

Equistar's polymers segment produces polyolefins, including high density polyethylene ("HDPE"), low density polyethylene ("LDPE"), linear-low density polyethylene ("LLDPE") and polypropylene; and performance polymers products, including wire and cable resins and compounds, adhesive resins, and fine powders. Equistar's color concentrates and compounds business, which was part of performance polymers products, was sold effective April 30, 1999.

Lyondell's refining segment operations are conducted through its joint venture ownership interest in LCR (see Note 5). LCR's full-conversion Houston, Texas refinery ("Refinery") produces refined petroleum products, include-ing conventional and reformulated gasoline, low sulfur diesel and jet fuel; aromatics, including benzene, toluene, paraxylene and orthoxylene; lubricants, including industrial lubricants, white oils, process oils and base oils; carbon black oil; sulfur; residual oil; petroleum coke fuel; olefins feedstocks; and crude oil resales. LCR sells its principal refined products to Lyondell's joint venture partner in LCR, CITGO Petroleum Corporation ("CITGO").

Lyondell has additional operations conducted through its joint venture ownership interest in LMC, which produces methanol. Effective January 1, 1998, Lyondell began to account for its investment in LMC using the equity method of accounting. Prior to 1998, LMC's assets and operations were fully consolidated in the consolidated financial statements.

From its formation in 1985 through June 1988, Lyondell operated as a division of Atlantic Richfield Company ("ARCO"). In July 1988, ARCO transferred the division's assets and liabilities along with additional pipeline assets, to its wholly owned subsidiary, Lyondell Petrochemical Company (subsequently renamed Lyondell Chemical Company in 1998), a Delaware corporation. In January 1989, ARCO completed an initial public offering of approximately 50.1% of Lyondell's common stock. In August 1994, ARCO issued three-year debt securities ("Exchangeable Notes") which were exchangeable upon maturity on September 15, 1997 into Lyondell common stock or an equivalent cash value, at ARCO's option. On September 15, 1997, ARCO delivered shares of Lyondell common stock to the holders of the Exchangeable Notes. Lyondell purchased the remaining 383,312 shares of com-

                           LYONDELL CHEMICAL COMPANY
mon stock held by ARCO after the conversion. As of December 31, 1999 and 1998, ARCO owned no shares of Lyondell common stock.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation--The consolidated financial statements include the accounts of Lyondell and its subsidiaries, including the results of the operations of the business acquired from ARCO Chemical prospectively from August 1, 1998. All significant intercompany transactions have been eliminated in consolidation. Lyondell's joint venture ownership interests in Equistar for 1999, 1998 and December 1997, in LCR for 1999, 1998 and 1997, and in LMC for 1999 and 1998 are accounted for using the equity method of accounting. Additionally, Lyondell's investment in Nihon Oxirane, of which it owns 50%, is accounted for using the equity method of accounting. LMC was fully consolidated in 1997.

Equity Method of Accounting--Investments in joint ventures where Lyondell exerts a certain minimum level of management control, but lacks full decision making ability over all major issues, are accounted for using the equity method of accounting. Under those circumstances, this accounting treatment is used even though Lyondell's ownership percentage may exceed 50%.

Revenue Recognition--Revenue from product sales is recognized upon delivery of products to the customer.

Cash and Cash Equivalents--Cash equivalents consist of highly liquid debt instruments such as certificates of deposit, commercial paper and money market accounts purchased with an original maturity date of three months or less. Cash equivalents are stated at cost, which approximates fair value. Lyondell's policy is to invest cash in conservative, highly rated instruments and limit the amount of credit exposure to any one institution. Lyondell performs periodic evaluations of the relative credit standing of these financial institutions, which are considered in Lyondell's investment strategy.

Lyondell has no requirements for compensating balances in a specific amount at a specific point in time. Lyondell does maintain compensating balances for some of its banking services and products. Such balances are maintained on an average basis and are solely at Lyondell's discretion. As a result, none of Lyondell's cash is restricted.

Accounts Receivable--Lyondell sells its products primarily to other industrial concerns in the petrochemicals and refining industries. Lyondell performs ongoing credit evaluations of its customers' financial condition, and, in certain circumstances, requires letters of credit from them. Lyondell's allowance for doubtful accounts receivable, which is reflected in the Consolidated Balance Sheets as a reduction of accounts receivable, totaled $9 million and $11 million at December 31, 1999 and 1998, respectively.

Property, Plant and Equipment--Property, plant and equipment are recorded at cost. Depreciation of manufacturing facilities and equipment is computed using the straight-line method over the estimated useful lives of the related assets ranging from 5 to 30 years. Upon retirement or sale, Lyondell removes the cost of the asset and the related accumulated depreciation from the accounts and reflects any resulting gain or loss in the Consolidated Statements of Income. Lyondell's policy is to capitalize interest cost incurred on debt during the construction of major projects exceeding one year.

Turnaround Maintenance and Repair Expenses--Cost of repairs and maintenance incurred in connection with turnarounds of major units at Lyondell's manufacturing facilities exceeding $5 million are deferred and amortized using the straight-line method, until the next planned turnaround, generally four to six years.

                           LYONDELL CHEMICAL COMPANY

These costs are maintenance, repair and replacement costs that are necessary to maintain, extend and improve the operating capacity and efficiency rates of the production units. Lyondell amortized $7 million of deferred turnaround maintenance and repair costs for the year ended December 31, 1999. None were amortized in 1998.

Goodwill--Goodwill represents the excess of purchase price paid over the value assigned to the net tangible and identifiable intangible assets of a business acquired. Goodwill is amortized over 40 years, the estimated useful life, using the straight-line method.

Deferred Charges--Deferred charges are carried at cost and consist primarily of the value assigned to patents and licensed technology, capacity reservation fees and other long-term processing rights and costs and deferred debt issuance costs. These assets are amortized using the straight-line method over their estimated useful lives or the term of the related agreement, if shorter.

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

Minority Interest--Minority interest in 1999 and 1998 primarily represents the interest of third-party investors in a partnership that owns one of Lyondell's two domestic PO/SM plants. Lyondell retains a majority interest in the partnership. The minority interest share of the partnership's income and loss is reported in "Other income (expense), net" in the Consolidated Statements of Income.

Exchanges--Inventory exchange transactions, which involve homogeneous commodities in the same line of business and do not involve the payment or receipt of cash, are not accounted for as purchases and sales. Any resulting volumetric exchange balances are accounted for as inventory in accordance with the normal LIFO valuation policy.

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

Foreign Currency Translation--Where the local currency is the functional currency, the financial statements of international operations are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the average exchange rate for each period for revenues, expenses, gains and losses. Translation adjustments are recorded as a separate component of "Accumulated other comprehensive income (loss)" in the stockholders' equity section of the Consolidated Balance Sheets. Where the U.S. dollar is the functional currency, remeasurement adjustments are recorded as foreign exchange gains and losses in the Consolidated Statements of Income.

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

Long-Lived Asset Impairment--In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, Lyondell reviews its long-lived assets, including goodwill, for impairment on an exception basis whenever events or changes in circumstances indicate a potential loss in utility. Impairment losses are recognized in the Consolidated Statements of Income.

                           LYONDELL CHEMICAL COMPANY

Derivatives--Lyondell is currently evaluating the effect that implementing SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, will have on the Consolidated Financial Statements. The statement is effective for Lyondell's calendar year 2001.

Reclassifications--Certain previously reported amounts have been restated to conform to classifications adopted in 1999.


3.  PURCHASE OF ARCO CHEMICAL COMPANY

As of July 28, 1998, Lyondell completed its acquisition of ARCO Chemical. The transaction was financed through a $7 billion Credit Facility (see Note 16). This acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of the acquired business are included in Lyondell's Consolidated Statements of Income prospectively from August 1, 1998. The acquisition cost of approximately $5.9 billion has been allocated to the assets acquired and liabilities assumed based upon the estimated fair value of such assets and liabilities at the date of acquisition. In connection with the acquisition, Lyondell accrued liabilities for costs associated with the delay of construction of the PO-11 plant, vesting of certain key manager benefits pursuant to change of control provisions, severance costs for the involuntary termination of certain headquarters employees, and relocation costs for moving personnel to Lyondell's Houston headquarters. The liability totaled $255 million at the date of acquisition. During the fourth quarter 1999, Lyondell reduced the liability by $13 million due to an elimination of estimated costs to settle certain obligations related to the PO-11 plant. These costs will not be incurred as a result of the Bayer transaction (see Note 23), and therefore the related liability was reversed and recorded as a reduction of "Selling, general and administrative expenses." Through December 31, 1999, Lyondell had paid and charged approximately $200 million against the liability.

Approximately $57 million, or less than 1% of the purchase price, was allocated to purchased in-process research and development. This included three projects valued at $29 million, $18 million and $10 million, respectively, representing two new product applications and one new process technology. Lyondell will continue the activities represented by these projects and the values assigned represent intangibles with no alternative future use. Accordingly, Lyondell wrote off the in-process research and development, recording a nonrecurring charge of $57 million in the third quarter 1998 (see Note 6). The excess of purchase price paid over the estimated fair value of net assets acquired was allocated to goodwill. The amount allocated to goodwill was approximately
$1.4 billion.

The fair value of the assets acquired and liabilities assumed, net of cash acquired, was as follows:

MILLIONS OF DOLLARS
-------------------
Current assets, net of cash acquired               $1,133
Property, plant and equipment                       4,454
Purchased in-process research and development          57
Goodwill                                            1,445
Deferred charges and other assets                   1,124
Current liabilities                                  (599)
Long-term debt                                       (952)
Other liabilities and deferred credits               (793)
                                                -----------
Purchase price, net of cash acquired               $5,869
                                                 ==========

During 1999, Lyondell obtained the additional information needed to complete its review of the deferred tax effects of purchase accounting. This additional information resulted in an increase in goodwill by $188 million, primarily due to an increase in the long-term deferred income tax liability and a reduction of long-term deferred tax assets.

                           LYONDELL CHEMICAL COMPANY

The unaudited pro forma combined historical results of Lyondell and ARCO Chemical, giving effect to the acquisition, the Credit Facility drawdown, the formation of Equistar, and the deconsolidation of LMC as of the beginning of 1998 and 1997, respectively, are as follows:

                                                                              FOR THE YEAR ENDED DECEMBER 31
                                                                      -------------------------------------------
MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA                                    1998                     1997
------------------------------------------                            ------------------       ------------------
Sales and other operating revenues                                          $3,553                   $3,995
Unusual charges                                                                 41                      191
Operating income                                                               396                      161
Income from equity investments                                                 235                      502
Net income                                                                      42                       27
Basic and diluted earnings per share                                          $.54                     $.34

The unaudited pro forma data presented above are not necessarily indicative of the results of operations of Lyondell that would have occurred had such transactions actually been consummated as of the beginning of 1998 and 1997, respectively, nor are they necessarily indicative of future results.

4.  EQUITY INTEREST IN EQUISTAR CHEMICALS, LP

Equistar was formed on December 1, 1997 as a joint venture between Lyondell and Millennium Chemicals Inc. ("Millennium"), to own and operate the businesses contributed by the partners. Lyondell contributed substantially all of the assets comprising its petrochemicals and polymers business segments, while Millennium contributed substantially all of the assets comprising its polyethylene and related products, performance polymers and ethyl alcohol businesses, which had been held in Millennium Petrochemicals Inc., a wholly owned subsidiary of Millennium. On May 15, 1998, the ethylene, propylene and ethylene oxide and derivatives businesses of Occidental Chemical Corporation, a subsidiary of Occidental Petroleum Corporation ("Occidental"), were contributed to Equistar ("Occidental Contributed Business"). Equistar is operated as a Delaware limited partnership owned by subsidiaries of Lyondell, Millennium and Occidental ("Partners").

Lyondell currently has a 41% joint venture ownership interest, while Millennium and Occidental each have 29.5%. Prior to the addition of Occidental as a partner on May 15, 1998, Lyondell had a 57% joint venture ownership interest, while Millennium had 43%.

Summarized financial information for Equistar is as follows:

                                                                                                 DECEMBER 31
                                                                           ---------------------------------------------------
MILLIONS OF DOLLARS                                                                     1999                        1998
------------------                                                         ------------------------        -------------------
BALANCE SHEETS
Total current assets                                                               $  1,360                   $ 1,127
Property, plant and equipment, net                                                    3,926                     4,075
Goodwill, net                                                                         1,119                     1,151
Deferred charges and other assets                                                       331                       312
                                                                                   --------                   -------
Total assets                                                                       $  6,736                   $ 6,665
                                                                                   ========                   =======

Current maturities of long-term debt                                               $     92                    $  150
Other current liabilities                                                               692                       485
Capital lease obligations                                                               - -                       205
Long-term debt, less current maturities                                               2,169                     1,865
Other liabilities and deferred credits                                                  121                        75
Partners' capital                                                                     3,662                     3,885
                                                                                   --------                   -------
Total liabilities and partners' capital                                            $  6,736                   $ 6,665
                                                                                   ========                   =======

                           LYONDELL CHEMICAL COMPANY

                                                                                                                FOR THE ONE
                                                                 FOR THE YEAR ENDED DECEMBER 31                 MONTH ENDED
                                                         --------------------------------------------           DECEMBER 31
                                                                 1999                      1998                     1997
                                                         ------------------        ------------------      -------------------
STATEMENTS OF INCOME
Sales and other operating revenues                             $5,436                     $4,363                   $  365
Cost of sales                                                   4,844                      3,767                      286
Other operating costs and expenses                                334                        300                       22
Restructuring and other unusual charges                            96                         14                       42
                                                               ------                     ------                   ------
Operating income                                                  162                        282                       15
Interest expense, net                                             176                        139                        8
Other income, net                                                 (46)                        --                       --
                                                               ------                     ------                   ------
Net income                                                     $   32                     $  143                   $    7
                                                               ======                     ======                   ======
SELECTED CASH FLOW INFORMATION
------------------------------
Depreciation and amortization                                  $  300                     $  268                   $   19
Expenditures for property, plant and equipment                    157                        200                       12

Lyondell's "Income from equity investments" in Equistar as presented in the Consolidated Statements of Income consists of Lyondell's share of Equistar's net income and the accretion of the difference between Lyondell's investment and its underlying equity in Equistar's net assets. At the formation of Equistar and adjusted for the addition of the Occidental Contributed Business on May 15, 1998, the difference between Lyondell's investment in Equistar and its underlying equity in Equistar's net assets was approximately $900 million. This difference is being accreted into Lyondell's income over 25 years using the straight-line method.

Included in "Sales and other operating revenues" above are $242 million and $89 million in sales to Lyondell for the year ended December 31, 1999 and the five months ended December 31, 1998, respectively. Sales to LCR included above were $263 million, $238 million and $27 million for the years ended December 31, 1999 and 1998 and for the month of December 1997, respectively. In addition, Equistar purchased $6 million and $2 million from Lyondell for the year ended December 31, 1999 and for the five months ended December 31, 1998, respectively, which are included in Equistar's "Cost of sales" above. Purchases from LCR during the years ended December 31, 1999 and 1998 and for the month of December 1997, included in Equistar's "Cost of sales" totaled $190 million, $131 million and $10 million, respectively.

Lyondell has various service and cost sharing arrangements with Equistar. Billings by Lyondell to Equistar were approximately $9 million and $3 million for the years ended December 31, 1999 and 1998, respectively. Billings from Equistar to Lyondell were approximately $8 million and $1 million for the years ended December 31, 1999 and 1998, respectively.


5.  EQUITY INTEREST IN LYONDELL-CITGO REFINING LP

In July 1993, LCR was formed to own and operate Lyondell's refining business. LCR is structured as a Delaware limited partnership owned by subsidiaries of Lyondell and CITGO. LCR completed a major upgrade project at the Refinery during the first quarter of 1997, which enabled the facility to process substantial additional volumes of extra heavy crude oil. As a result of the completion of the upgrade project, effective April 1, 1997, the participation interests changed to reflect CITGO's equity contribution to the upgrade project. The participation interests changed from approximately 86% and 14% for Lyondell and CITGO, respectively, and are currently 58.75% and 41.25% for Lyondell and CITGO, respectively. Net income before depreciation expense for the period is allocated to LCR's owners based upon participation interests. Depreciation expense is allocated to the partners based upon contributed assets.

                           LYONDELL CHEMICAL COMPANY

Summarized financial information for LCR is as follows:

                                                                                    DECEMBER 31
                                                                   ------------------------------------------
Millions of dollars                                                        1999                    1998
------------------                                                 ------------------      ------------------
BALANCE SHEETS
Total current assets                                                      $  219                  $  197
Property, plant and equipment, net                                         1,350                   1,370
Deferred charges and other assets                                             60                      70
                                                                          ------                  ------
Total assets                                                              $1,629                  $1,637
                                                                          ======                  ======

Current maturities of long-term debt                                      $  450                  $   --
Other current liabilities                                                    307                     203
Long-term debt, less current maturities                                      247                     717
Other liabilities and deferred credits                                        69                      68
Partners' capital                                                            556                     649
                                                                          ------                  ------
Total liabilities and partners' capital                                   $1,629                  $1,637
                                                                          ======                  ======

                                                                             FOR THE YEAR ENDED DECEMBER 31
                                                         -------------------------------------------------------------------
                                                                  1999                    1998                    1997
                                                         ------------------       ------------------      ------------------
STATEMENTS OF INCOME
Sales and other operating revenues                              $2,571                   $2,055                  $2,695
Cost of sales                                                    2,432                    1,754                   2,442
Selling, general and administrative expenses                        66                       78                      72
Unusual charges                                                      6                       10                     - -
                                                                ------                   ------                  ------
Operating income                                                    67                      213                     181
Interest expense, net                                               44                       43                      35
State income taxes (benefit)                                        (1)                       1                       1
                                                                ------                   ------                  ------
Net income                                                      $   24                   $  169                  $  145
                                                                ======                   ======                  ======

SELECTED CASH FLOW INFORMATION
Depreciation and amortization                                   $  103                   $  100                  $   91
Expenditures for property, plant and equipment                      56                       61                      85

Included in "Sales and other operating revenues" above are $181 million in sales to Lyondell for the eleven months ended November 30, 1997 and sales to Equistar of $190 million, $131 million and $10 million for the years ended December 31, 1999 and 1998 and for the month of December 1997, respectively. In addition, LCR purchased $325 million, primarily product purchases, from Lyondell for the eleven months ended November 30, 1997 which are included in LCR's cost of sales. Purchases from Equistar during the years ended December 31, 1999 and 1998 and for the month of December 1997, included in LCR's cost of sales, totaled $263 million, $238 million and $27 million, respectively.

Lyondell has various service and cost sharing arrangements with LCR. Billings by Lyondell to LCR were approximately $3 million, $4 million and $7 million for the years ended December 31, 1999, 1998 and 1997, respectively. Billings from LCR to Lyondell were approximately $1 million, $4 million and $5 million for the years ended December 31, 1999, 1998 and 1997, respectively.

In addition, during 1999, 1998 and 1997, LCR made interest payments to Lyondell of approximately $9 million, $9 million and $13 million, respectively, for interest on loans related to the funding of a portion of the upgrade project and certain other capital expenditures at the Refinery.

                           LYONDELL CHEMICAL COMPANY

LCR has a long-term crude supply agreement ("Crude Supply Agreement") with Lagoven, S.A., now known as PDVSA Petroleo y Gas, S.A. ("PDVSA Oil"), an affiliate of CITGO (see Note 18, Commitments and Contingencies -Crude Supply Agreement). The Crude Supply Agreement incorporates formula prices to be paid by LCR for the crude oil supplied based on the market value of a slate of refined products deemed to be produced from each particular crude oil or feedstock, less: (i) certain deemed refining costs, adjustable for inflation and energy costs; (ii) certain actual costs; and (iii) a deemed margin, which varies according to the grade of crude oil or other feedstock delivered. Although the Company believes that the Crude Supply Agreement reduces the volatility of LCR's earnings and cash flows, the Crude Supply Agreement also limits LCR's ability to enjoy higher margins during periods when the market price of crude oil is low relative to then current market prices for refined products. In addition, if the actual yields, costs or volumes of the LCR refinery differ substantially from those contemplated by the Crude Supply Agreement, the benefits of this agreement to LCR could be substantially different, and could result in lower earnings and cash flow for LCR. Furthermore, there may be periods during which LCR's costs for crude oil under the Crude Supply Agreement may be higher than might otherwise be available to LCR from other sources. A disparate increase in the price of crude oil relative to the prices for its products, such as was experienced in 1999, has the tendency to make continued performance of its obligations under the Crude Supply Agreement less attractive to PDVSA Oil.

In addition, under the terms of a long-term product sales agreement ("Products Agreement"), CITGO purchases substantially all of the refined products produced at the Refinery. Both PDVSA Oil and CITGO are direct or indirect, wholly owned subsidiaries of Petroleo de Venezuela, S.A., the national oil company of the Republic of Venezuela.

Under the terms of the limited partnership agreement of LYONDELL-CITGO Refining LP, CITGO has a one-time option to increase its participation interest in LCR up to 50% by making an additional capital contribution after January 1, 2000, but not later than September 30, 2000.


6.  UNUSUAL CHARGES

During 1998, Lyondell wrote off $57 million of costs assigned to purchased in-process research and development in connection with the ARCO Chemical acquisition. Additionally, related to the formation of Equistar, Lyondell incurred unusual charges in 1998 and 1997 related to the early termination of incentive compensation plans and executive severance.

The unusual charges consisted of the following items for the years ended December 31:

MILLIONS OF DOLLARS                                                         1998                    1997
-------------------                                               -------------------      ------------------
Purchased in-process research and development                                    $  57                  $  --
Lyondell incentive compensation and executive severance                              4                     16
                                                                   -------------------      -----------------
     Total unusual charges                                                       $  61                  $  16
                                                                   ===================      =================

                           LYONDELL CHEMICAL COMPANY

7.  INCOME TAXES

The significant components of the provision for (benefit from) income taxes were as follows for the years ended December 31:

MILLIONS OF DOLLARS                                               1999                     1998                    1997
-------------------                                      ------------------       ------------------       ------------------
Current
    Federal                                                           $ (71)                   $ (44)                   $ 114
    Foreign                                                               6                        6                      - -
    State                                                                 5                       (1)                      13
                                                         ------------------       ------------------       ------------------
        Total current                                                   (60)                     (39)                     127
                                                         ------------------       ------------------       ------------------
Deferred
    Federal                                                              38                       69                       43
    Foreign                                                              10                       (1)                     - -
    State                                                               (12)                       8                      - -
                                                         ------------------       ------------------       ------------------
        Total deferred                                                   36                       76                       43
                                                         ------------------       ------------------       ------------------
        Total provision for (benefit from) income taxes               $ (24)                   $  37                    $ 170
                                                         ==================       ==================       ==================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. Significant components of Lyondell's deferred tax liabilities and assets were as follows as of December 31:

MILLIONS OF DOLLARS                                                         1999                     1998
-------------------                                                ------------------       ------------------
Deferred tax liabilities:
    Tax over book depreciation and amortization                                $1,039                    $ 452
    Investments in partnerships                                                   283                      251
    Other                                                                          55                       30
                                                                   ------------------       ------------------
        Total deferred tax liabilities                                          1,377                      733
                                                                   ------------------       ------------------
Deferred tax assets:
    Net operating loss carryforwards                                              419                      - -
    Provisions for benefit plans and estimated expenses                           122                      236
    Federal benefit attributable to foreign taxes                                  65                      100
    Federal tax credit carryforwards                                               26                       57
    Other                                                                         263                       30
                                                                   ------------------       ------------------
        Total deferred tax assets                                                 895                      423
    Deferred tax asset valuation allowance                                        (29)                     (27)
                                                                   ------------------       ------------------
        Net deferred tax assets                                                   866                      396
                                                                   ------------------       ------------------
Net deferred tax liabilities                                                      511                      337
Less current portion of:
    Deferred tax asset                                                           (380)                      (7)
    Deferred tax liability                                                        - -                        5
                                                                   ------------------       ------------------
    Long-term deferred income taxes                                            $  891                    $ 339
                                                                   ==================       ==================

Under Internal Revenue Code Sections 338 (g) and (h) (10), Lyondell and ARCO elected to step up the U.S. tax basis of the ARCO Chemical net assets purchased. This has resulted in significantly increased depreciation and amortization deductions for U.S. tax purposes.

The domestic and foreign components of income (loss) before income taxes and extraordinary item and a reconciliation of income tax computed at the U.S. federal statutory tax rate to Lyondell's effective tax rate on income (loss) before extraordinary item are as follows:

                           LYONDELL CHEMICAL COMPANY

MILLIONS OF DOLLARS                                               1999                      1998                     1997
-------------------                                      -------------------       ------------------       ------------------
Income (loss) before income taxes:
    Domestic                                                         $  (137)                   $ 103                    $ 456
    Foreign                                                               33                      (14)                     - -
                                                         -------------------       ------------------       ------------------
        Total                                                        $  (104)                   $  89                    $ 456
                                                         ===================       ==================       ==================

PERCENTAGES
-----------
U.S. statutory income tax rate                                        (35.0)%                    35.0%                    35.0%
    Increase (reduction) in taxes resulting from:
      Foreign and U.S. tax effects of foreign operations                 7.4                      6.9                      - -
      Goodwill and other permanent differences                           4.4
      State income taxes, net of federal                                (2.4)                     4.9                      1.8
      Settlement of tax issues                                           - -                     (5.1)                     - -
      Officer compensation                                               - -                      - -                       .9
      Other, net                                                         2.3                      (.2)                     (.4)
                                                         -------------------       ------------------       ------------------
Effective income tax rate                                             (23.2)%                    41.5%                    37.3%
                                                         ===================       ==================       ==================

At December 31, 1999, Lyondell had state tax loss carryforwards of $1.3 billion, federal tax loss carryforwards of $776 million and foreign tax loss carryforwards of $307 million. These carryforwards begin expiring in 2003.


8.  EXTRAORDINARY ITEM

During 1999, Lyondell retired debt in the principal amount of $4.1 billion prior to maturity (see Note 16). Unamortized debt issuance costs and amendment fees of $54 million, less a tax benefit of $19 million, were written off and reported as an extraordinary loss on extinguishment of debt. Previously, these costs and fees had been deferred and were being amortized to interest expense.


9.  RELATED PARTY TRANSACTIONS

Atlantic Richfield Company--Lyondell purchased 383,312 shares of its common stock held by ARCO after the conversion of the Exchangeable Notes on September 15, 1997 at a price of $25.66 per share. After that transaction, ARCO ceased to be a related party.

Sales by Lyondell to ARCO Chemical, an ARCO affiliate and therefore a related party until September 1997, consisting of propylene, MTBE, benzene, ethylene, methanol and other products and services, were $206 million during 1997.


10.  ACCOUNTS RECEIVABLE

In December 1998, Lyondell entered into a three-year receivables purchase agreement with an independent issuer of receivables-backed commercial paper. Under the terms of the agreement, Lyondell agreed to sell on an ongoing basis and without recourse, designated accounts receivable through December 2001. To maintain the balance of the accounts receivable sold, Lyondell is obligated to sell new receivables as existing receivables are collected. The agreement currently permits the sale of up to $100 million of accounts receivable. The amount of receivables permitted to be sold and actually sold is determined by a formula, which takes into account, among other factors, Lyondell's credit rating.

                           LYONDELL CHEMICAL COMPANY

As of December 31, 1999 and 1998, Lyondell's gross accounts receivable that had been sold to the purchasers aggregated $76 million and $160 million, respectively. Increases and decreases in the amount sold have been reported as operating cash flows in the Consolidated Statements of Cash Flows. Costs related to the sale are included in "Other income (expense), net" in the Consolidated Statements of Income.

11.  INVENTORIES

Inventories are stated at the lower of cost or market. In 1999 and 1998, approximately 93% and 94%, respectively, of inventories, excluding materials and supplies, were determined by the last-in, first-out ("LIFO") method. Materials and supplies and other non-LIFO inventories are valued using either the first-in, first-out ("FIFO") or the average cost methods.

Inventories were as follows at December 31:

MILLIONS OF DOLLARS                                                        1999                    1998
-------------------                                                ------------------      ------------------
Finished goods                                                           $ 405                   $ 459
Work-in-process                                                             31                      18
Raw materials                                                               44                      34
Materials and supplies                                                      39                      39
                                                                   ------------------      ------------------
    Total inventories                                                    $ 519                   $ 550
                                                                   ==================      ==================

12.  PROPERTY, PLANT AND EQUIPMENT, NET

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows at December 31:

MILLIONS OF DOLLARS                                                        1999                    1998
-------------------                                               ------------------      ------------------
Land                                                                     $   35                  $   19
Manufacturing facilities and equipment                                    4,406                   4,470
Construction projects in progress                                           114                      98
                                                                   ------------------      ------------------
    Total property, plant and equipment                                   4,555                   4,587
Less accumulated depreciation                                               264                      76
                                                                   ------------------      ------------------
    Property, plant and equipment, net                                   $4,291                  $4,511
                                                                   ==================      ==================

No interest was capitalized during 1999 and 1998. Depreciation expense for 1999, 1998 and 1997 was $199 million, $75 million and $71 million, respectively.

13.  DEFERRED CHARGES AND OTHER ASSETS

Deferred charges and other assets, net of accumulated amortization, were as follows at December 31:

MILLIONS OF DOLLARS                                                        1999                    1998
-------------------                                                ------------------      ------------------
Patents and licensed technology                                          $ 204                   $ 236
Company owned life insurance                                               130                     184
Contractual rights                                                         123                     138
Debt issuance costs, net                                                   132                     109
Other                                                                      172                     137
                                                                   ------------------      ------------------
    Total deferred charges and other assets                              $ 761                   $ 804
                                                                   ==================      ==================

Accumulated amortization was $145 million at December 31, 1999 and $48 million at December 31, 1998.

                           LYONDELL CHEMICAL COMPANY

14.  OTHER ACCRUED LIABILITIES

Other accrued liabilities were as follows at December 31:

MILLIONS OF DOLLARS                                                        1999                    1998
-------------------                                                ------------------      ------------------
Accrued taxes other than income                                         $ 134                   $  49
Accrued payroll and benefits                                              115                     148
Accrued interest                                                          101                      55
Accrued contractual obligations                                            70                     139
Other                                                                      26                      38
                                                                   ------------------      ------------------
    Total other accrued liabilities                                     $ 446                   $ 429
                                                                   ==================      ==================


15.  PENSION AND OTHER POSTRETIREMENT BENEFITS

Lyondell provides defined pension and postretirement benefit plans to employees. The following table provides a reconciliation of benefit obligations, plan assets and the funded status of the plans:

                                                                                                               OTHER
                                                           PENSION BENEFITS                           POSTRETIREMENT BENEFITS
                                              ---------------------------------------       ---------------------------------------
MILLIONS OF DOLLARS                                   1999                   1998                   1999                   1998
-------------------                           ----------------       ----------------       ----------------       ----------------
CHANGE IN BENEFIT OBLIGATION:
  Benefit obligation, January 1                    $ 487                  $ 136                  $  73                  $   5
  Service cost                                        18                      7                      2                      1
  Interest cost                                       32                     18                      6                      2
  Actuarial (gain) loss                              (80)                    42                     (5)                     5
  Effect of settlement                               - -                     10                    - -                    - -
  Purchase of ARCO Chemical                          - -                    303                    - -                     61
  Benefits paid                                      (47)                   (29)                    (4)                    (1)
  Foreign exchange effects                           (11)                   - -                    - -                    - -
                                              ----------------       ----------------       ----------------       ----------------
  Benefit obligation, December 31                    399                    487                     72                     73
                                              ----------------       ----------------       ----------------       ----------------
CHANGE IN PLAN ASSETS:
  Fair value of plan assets, January 1               448                    103                    - -                    - -
  Actual return of plan assets                        56                     11                    - -                    - -
  Company contributions                               11                     12                      4                      1
  Purchase of ARCO Chemical                          - -                    351                    - -                    - -
  Benefits paid                                      (47)                   (29)                    (4)                    (1)
  Foreign exchange effects                           (12)                   - -                    - -                    - -
                                              ----------------       ----------------       ----------------       ----------------
  Fair value of plan assets, December 31             456                    448                    - -                    - -
                                              ----------------       ----------------       ----------------       ----------------
  Funded status                                       57                    (39)                   (72)                   (73)
  Unrecognized actuarial (gain) loss                 (27)                    70                     19                      8
  Unrecognized prior service cost                      6                      6                    (33)                   (18)
  Unrecognized transition obligation                   4                      5                    - -                    - -
                                              ----------------       ----------------       ----------------       ----------------
  Net amount recognized                            $  40                  $  42                  $ (86)                 $ (83)
                                              ================       ================       ================       ================
AMOUNTS RECOGNIZED IN THE CONSOLIDATED
  BALANCE SHEETS CONSIST OF:
    Prepaid benefit cost                           $  53                  $  54              $    - -               $    - -
    Accrued benefit liability                        (13)                   (12)                   (86)                   (83)
                                              ----------------       ----------------       ----------------       ----------------
  Net amount recognized                            $  40                  $  42                  $ (86)                 $ (83)
                                              ================       ================       ================       ================

                           LYONDELL CHEMICAL COMPANY

The above table for pension benefits includes foreign pension plans of ARCO Chemical. These plans constituted approximately 25% of the benefit obligation and 21% of the plan assets at December 31, 1999 and 20% of the benefit obligation and 23% of the plan assets at December 31, 1998. The assumptions used in determining the net periodic pension cost and pension obligation for foreign pension plans were based on the economic environment of each applicable country.

The benefit obligation and fair value of assets for pension plans with benefit obligations in excess of plan assets were $154 million and $122 million, respectively, as of December 31, 1999 and $180 million and $120 million, respectively, as of December 31, 1998. The accumulated benefit obligation and fair value of assets for pension plans with accumulated benefit obligations in excess of plan assets were $16 million and $4 million, respectively, as of December 31, 1999 and $12 million and $2 million, respectively, as of December 31, 1998.

In connection with the formation of Equistar, pension obligations and assets were not contributed by Lyondell to Equistar. The employees transferred to Equistar became fully vested in the Lyondell pension plan effective December 1, 1997 and no longer accrue pension service with Lyondell. However, an accrued postretirement benefit obligation of $12 million associated with Lyondell employees transferred to Equistar was contributed to Equistar by Lyondell.

Net periodic pension and other postretirement benefit costs included the following components:

                                                                                             OTHER
                                                         PENSION BENEFITS           POSTRETIREMENT BENEFITS
                                                   --------------------------      -------------------------
MILLIONS OF DOLLARS                                   1999     1998     1997        1999      1998     1997
-------------------                                --------   ------   ------      -------   -------   -----
Components of net periodic benefit cost:
  Service cost                                       $  18    $   7    $   6        $   2     $   1    $   3
  Interest cost                                         32       19       10            5         2        2
  Expected return of plan assets                       (40)     (24)      (8)          --        --       --
  Prior service cost amortization                        1       --       --           (3)       (1)      --
  Actuarial loss amortization                            2        1        1            2        --       --
                                                  ---------------------------      -------------------------
  Net periodic benefit cost before settlement           13        3        9            6         2        5
  Effect of settlement                                  --        2       --           --        --       --
                                                  ---------------------------      -------------------------
  Net periodic benefit cost after settlement         $  13    $   5    $   9        $   6     $   2    $   5
                                                  ===========================      =========================

The above net periodic benefit costs included twelve months and five months of expense in 1999 and 1998, respectively, of the business acquired from ARCO Chemical and eleven months of 1997 costs of the business contributed to Equistar on December 1, 1997. Foreign pension plans comprised $2 million and $1 million of net periodic pension cost for 1999 and 1998, respectively.

The assumptions used as of December 31, 1999, 1998, and 1997 in determining the domestic net pension cost and net pension liability were as follows:

                                                                                          OTHER
                                                       PENSION BENEFITS          POSTRETIREMENT BENEFITS
                                                  ----------------------------------------------------------

                                                     1999    1998    1997        1999      1998      1997
                                                     -----   -----   -----      -------   -------   ------
Weighted-average assumptions as of
  DECEMBER 31:
  Discount rate                                      8.00%   6.75%   7.25%        8.00%     6.75%    7.25%
  Expected return on plan assets                     9.50%   9.50%   9.50%          --        --       --
  Rate of compensation increase                      4.75%   4.75%   4.75%        4.75%     4.75%    4.75%

                           LYONDELL CHEMICAL COMPANY

For measurement purposes, the assumed annual rate of increase in the per capita cost of covered health care benefits as of December 31, 1999 was 7.0% for 2000-2001 and 5.0% thereafter. A one-percentage-point increase in assumed health care cost trend rates would increase the postretirement benefit obligation by $1 million, while a one-percentage-point decrease would reduce the obligation by less than $1 million. The effect of a one-percentage-point change would be less than $1 million on the total of the service and interest cost components.

Lyondell also maintains voluntary defined contribution savings plans for eligible employees. Contributions to the plans by Lyondell were $10 million, $4 million and $5 million for the years ended December 31, 1999, 1998 and 1997, respectively.


16.  LONG-TERM DEBT AND FINANCING ARRANGEMENTS

In connection with the ARCO Chemical acquisition, Lyondell executed a bank credit agreement providing for aggregate borrowing of up to $7 billion. As part of the acquisition, Lyondell assumed approximately $870 million of ARCO Chemical debt. Borrowing under the $7 billion Credit Facility of $6.5 billion was used for: (i) the purchase of approximately 97.4 million shares of ARCO Chemical common stock; (ii) repayment of debt, including the $345 million term note payable to Equistar, short-term borrowings of Lyondell and ARCO Chemical and other long-term borrowing of ARCO Chemical; and (iii) payment of certain debt issuance costs.

The $7 billion Credit Facility was originally comprised of a five-year, $500 million revolving credit facility and four separate term loans as follows:
  (a)  Term Loan A - $2.0 billion to be amortized over five years;
  (b)  Term Loan B - $1.25 billion to be amortized over seven years;
  (c)  Term Loan C - $1.25 billion with principal maturing on June 30, 1999; and
  (d)  Term Loan D - $2.0 billion with principal maturing on June 30, 2000.

All of the term loans were funded on July 28, 1998. No amounts have been funded to date under the revolving credit facility. The Credit Facility was initially collateralized by cash flow streams from Lyondell's three joint ventures and Lyondell's common stock ownership in its subsidiaries.

During May 1999, Lyondell amended the $7 billion Credit Facility. The Credit Facility amendments provided the lenders with additional collateral, re-priced the existing loans to reflect then market interest rates and revised certain financial covenants. Also in May 1999, Lyondell issued 40.25 million shares of common stock, receiving net proceeds of $736 million. Lyondell also issued $500 million of senior subordinated notes and $1.9 billion of senior secured notes. Lyondell borrowed additional amounts under the amended Credit Facility through the Credit Facility's new $850 million Term Loan E, maturing June 30, 2006 and the Credit Facility's new $150 million Term Loan F, maturing December 31, 2003. Lyondell used the proceeds to retire the $1.25 billion principal amount of Term Loan C, maturing June 30, 1999, and the $2 billion principal amount of Term Loan D, maturing June 30, 2000, and to partially repay principal amounts outstanding under Term Loans A and B under the Credit Facility.

The amended Credit Facility requires Lyondell to issue $470 million of subordinated notes, or more junior securities, by June 2002. The requirement to issue $470 million of subordinated notes will be reduced by $2 for each $1 of equity securities issued by Lyondell, and will be eliminated if Lyondell achieves either (1) a specified total debt to adjusted EBITDA ratio, as defined, or (2) a specified credit rating for its senior unsecured debt.

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

                           LYONDELL CHEMICAL COMPANY

(v) use its best efforts to maintain certain ownership interests in its joint ventures and to ensure that the joint ventures maintain certain capital expenditure and debt levels and cash distribution policies.

The indentures under which the senior secured notes and the senior subordinated notes were issued contain covenants that restrict the ability of Lyondell and its subsidiaries to (i) incur additional debt or issue subsidiary preferred stock, (ii) increase dividends on Lyondell capital stock, (iii) redeem or repurchase capital stock or repurchase subordinated debt, (iv) engage in transactions with affiliates, except on an arms-length basis, (v) create liens or engage in sale and leaseback transactions, (vi) make some types of investments and sell assets, and (vii) consolidate or merge with, or sell substantially all of its assets to, another person. Some of the covenants will no longer apply if the notes achieve specified credit ratings. The notes are unconditionally guaranteed by a Lyondell subsidiary (see Note 25).

Lyondell was in compliance with all such covenants as of December 31, 1999, however, given the poor current business environment in the petrochemicals industry, Lyondell secured an amendment to certain financial covenants in February 2000 that will increase its financial and operating flexibility in the near term. Additionally, the amendment eliminated a cross-default provision in the Credit Facility that could have been triggered by a default on LCR's
$450 million Construction Facility, which expires in May 2000.

Long-term debt consisted of the following at December 31:


MILLIONS OF DOLLARS                                                        1999                    1998
-------------------                                                ------------------      ------------------
Term Loan A                                                              $1,095                  $1,852
Term Loan B                                                               1,156                   1,248
Term Loan C                                                                  --                   1,250
Term Loan D                                                                  --                   2,000
Term Loan E                                                                 844                      --
Term Loan F                                                                 149                      --
Senior Secured Notes, Series A due 2007, 9.625%                             900                      --
Senior Secured Notes, Series B due 2007, 9.875%                           1,000                      --
Senior Subordinated Notes due 2009, 10.875%                                 500                      --
Debentures - due 2000, 9.9%                                                 200                     200
Debentures - due 2005, 9.375%                                               100                     100
Debentures - due 2010, 10.25%                                               100                     100
Debentures - due 2020, 9.8%                                                 224                     224
Other                                                                         3                      20
                                                                   ------------------      ------------------
    Total long-term debt                                                  6,271                   6,994
Less current maturities                                                     225                   1,603
                                                                   ------------------      ------------------
    Long-term debt, net                                                  $6,046                  $5,391
                                                                   ==================      ==================

The term loans currently bear interest at the following variable rates:
(i) Term Loan A - LIBOR plus 3.25%; (ii) Term Loan B - LIBOR plus 3.75%;
(iii) Term Loan E - LIBOR plus 3.875%; and (iv) Term Loan F - LIBOR plus 3.5%.

Lyondell transferred $745 million of long-term debt to Equistar on December 1, 1997 of which $563 million was outstanding at December 31, 1999. Lyondell remains an obligor on the debt. Under certain limited circumstances the debt holders have the right to require repurchase of up to $163 million of the debt.

Aggregate maturities of all long-term debt during the next five years are $225 million in 2000, $455 million in 2001, $455 million in 2002, $583 million in 2003, $461 million in 2004, and $4.1 billion thereafter.

                           LYONDELL CHEMICAL COMPANY

17.  FINANCIAL INSTRUMENTS

Lyondell does not buy or sell, or hold or issue financial instruments for speculative trading purposes.

Foreign currency swap and forward contracts are used to minimize foreign exchange exposures. Foreign exchange exposures result from cash flows between U.S. and international operations and transactions denominated in currencies other than the local currency of an operating entity. Swap contracts and forward contracts are used to hedge foreign exchange exposures. At December 31, 1999 Lyondell had one forward contract outstanding in the notional amount of $3 million, hedging the euro, maturing in January 2000. The notional amounts of foreign currency contracts outstanding, principally involving the Netherlands guilder, were $205 million at December 31, 1998 with various maturity dates in 1999.

Gains and losses, realized and unrealized, on foreign currency forward and swap contracts as well as realized and unrealized gains and losses on the underlying exposures are recognized currently in "Other income (expense), net" in the Consolidated Statements of Income. For the years ended December 31, 1999 and 1998, the results of foreign exchange transactions, including foreign currency derivative instruments, were not significant.

During 1998, to mitigate interest rate exposure on its anticipated future public debt issuance, Lyondell entered into treasury-rate lock transactions in the notional amount of $1 billion. As a result of the refinancing, Lyondell settled the treasury locks during the second quarter 1999 in the amount of $4 million. This amount is being amortized to interest expense over the life of the related debt.

The carrying value and the estimated fair value of Lyondell's financial instruments as of December 31, 1999 and 1998 are shown as assets (liabilities) in the table below:

                                                             1999                                          1998
                                          ----------------------------------------     -----------------------------------------
                                                CARRYING                 FAIR                 CARRYING                 FAIR
Millions of dollars                               VALUE                 VALUE                  VALUE                   VALUE
-------------------                      ------------------     -----------------     ------------------      -----------------
Nonderivatives:
    Investments and long-term receivables        $1,015                $1,015                 $1,078                 $1,078
    Long-term debt (including current
        maturities)                               6,271                 6,334                  6,994                  7,027
Derivatives:
    Treasury locks                                   --                    --                     --                    (53)
    Foreign currency forwards                        --                    --                    (10)                   (11)
    Foreign currency swaps                           --                    --                     (1)                    (1)

All derivative instruments are off-balance-sheet instruments, however net receivable or payable positions related to derivative instruments are carried on the balance sheet.

The fair value of all nonderivative financial instruments included in current assets and current liabilities, including cash and cash equivalents, accounts receivable, accounts payable and notes payable, approximated their carrying value due to their short maturity. Investments and long-term receivables, which consist primarily of equity investments in affiliated companies, were valued using current financial and other available information. Long-term debt, including amounts due within one year, was valued based upon the borrowing rates currently available to Lyondell for debt with terms and average maturities similar to Lyondell's debt portfolio. The fair value of derivative financial instruments represents the amount to be exchanged if the existing contracts were settled at yearend and are based on market quotes.

Lyondell is exposed to credit risk related to its financial instruments in the event of nonperformance by the counterparties. Lyondell does not generally require collateral or other security to support these financial

                           LYONDELL CHEMICAL COMPANY
instruments. The counterparties to these transactions are major institutions deemed creditworthy by Lyondell. Lyondell does not anticipate nonperformance by the counterparties.


18.  COMMITMENTS AND CONTINGENCIES

Lyondell has commitments, including those related to capital expenditures, all made in the normal course of business. During August 1998, as contemplated at the time of the ARCO Chemical Acquisition, Lyondell announced the delay of construction of a PO plant, known as PO-11, that ARCO Chemical had previously scheduled for startup in late 2001. As part of the delay, Lyondell is negotiating the cancellation of the related lump-sum contract for the engineering, procurement and construction of the PO-11 plant. Lyondell recorded estimated liabilities for penalties and cancellation charges related to the cancellation of the lump-sum contract and related commitments at the time of the acquisition of ARCO Chemical. Based on changes in circumstances, it subsequently revised these estimates and the recorded liability by $13 million (see Note 3).

Lyondell is party to a resale agreement and a tolling agreement for toluene diisocyanate ("TDI"). Under these agreements, Lyondell is entitled to all of the TDI output of the supplier's two plants in France, which have a combined rated capacity of approximately 264 million pounds per year. Lyondell is required to purchase a minimum of 216 million pounds of TDI per year for up to 15 years, beginning January 1, 1995. The aggregate purchase price is a combination of plant cost and market price. Lyondell is further obligated to pay additional capacity reservation fees based upon plant output factors.

Prior to the formation of Equistar on December 1, 1997, Lyondell was party to various unconditional purchase obligation contracts as a purchaser of product and services. Lyondell's total purchases under those agreements, were $27 million in 1997.

Crude Supply Agreement--Under the Crude Supply Agreement, PDVSA Oil is required to sell, and LCR is required to purchase, 230,000 barrels per day of extra heavy crude oil, which constitutes approximately 88% of the Refinery's refining capacity of 260,000 barrels per day of crude oil (see Note 5). In late April 1998, LCR received notification from PDVSA Oil that it would reduce allocations of crude oil on the grounds of announced OPEC production cuts. LCR began receiving reduced allocations of crude oil from PDVSA Oil in August 1998, amounting to 195,000 barrels per day in that month. LCR was advised by PDVSA Oil in May 1999 of a further reduction in the allocations of crude oil supplied under the Crude Supply Agreement to 184,000 barrels per day, effective May 1999. On several occasions since then, PDVSA Oil has further reduced certain crude oil deliveries, although it has made payments in partial compensation for such reductions. PDVSA has announced that it intends to renegotiate the crude supply agreements that it has with all third parties, including LCR. However, they have confirmed that they expect to honor their commitments if a mutually acceptable restructuring of the Crude Supply Agreement is not achieved. The breach or termination of the Crude Supply Agreement would require LCR to purchase all or a portion of its crude oil feedstocks in the merchant market, would subject LCR to significant volatility and price fluctuations and could adversely affect LCR and, therefore, Lyondell.

LCR Debt--LCR has $450 million outstanding under a five-year Construction Facility, which expires in May 2000. Lyondell and CITGO, as partners of LCR, have agreed to pursue a refinancing of the indebtedness, although the final terms have not been determined. Because a bank commitment has not yet been received, the independent accountants of LCR have stated in their audit report that the lack of such a commitment or new agreement raises substantial doubt concerning LCR's ability to continue as a going concern. However, management expects that LCR will be able to refinance or repay the indebtedness. In addition, as an interim measure, LCR may seek to extend the maturity date of the existing loan.

                           LYONDELL CHEMICAL COMPANY

Cross Indemnity Agreement--In connection with the transfer of assets and liabilities from ARCO to Lyondell in 1988, Lyondell agreed to assume certain liabilities arising out of the operation of Lyondell's integrated petrochemicals and refining business prior to July 1, 1988. In connection with the transfer of such liabilities, Lyondell and ARCO entered into an agreement, updated in 1997 ("Revised Cross-Indemnity Agreement"), whereby Lyondell agreed to defend and indemnify ARCO against certain uninsured claims and liabilities which ARCO may incur relating to the operation of Lyondell prior to July 1, 1988, including certain liabilities which may arise out of pending and future lawsuits. For current and future cases related to Lyondell's products and operations, ARCO and Lyondell bear a proportionate share of judgment and settlement costs according to a formula that allocates responsibility based upon years of ownership during the relevant time period. Under the Revised Cross-Indemnity Agreement, Lyondell will assume responsibility for its proportionate share of future costs for waste site matters not covered by ARCO insurance.

In connection with the acquisition of ARCO Chemical, Lyondell succeeded, indirectly, to a cross indemnity agreement with ARCO whereby ARCO Chemical indemnified ARCO against certain claims or liabilities that ARCO may incur relating to ARCO's former ownership and operation of the businesses of ARCO Chemical ("Former ARCO Businesses"), including liabilities under laws relating to the protection of the environment and the workplace, and liabilities arising out of certain litigation. As part of the agreement, ARCO indemnified ARCO Chemical with respect to claims or liabilities and other matters of litigation not related to the ARCO Chemical business.

Indemnification Arrangements Relating to Equistar--Lyondell, Millennium and Occidental have each agreed to provide certain indemnifications to Equistar with respect to the petrochemicals and polymers businesses contributed by the Partners. In addition, Equistar agreed to assume third party claims that are related to certain pre-closing contingent liabilities that are asserted prior to December 1, 2004 for Lyondell and Millennium, and May 15, 2005 for Occidental, to the extent the aggregate thereof does not exceed $7 million to each Partner, subject to certain terms of the respective asset contribution agreements. As of December 31, 1999 Equistar had expensed approximately $4 million under the $7 million indemnification basket with respect to the business contributed by Lyondell.

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

Lyondell is currently contributing funds to the clean up of one waste site located near Houston, Texas under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as amended and the Superfund Amendments and Reauthorization Act of 1986. Lyondell has also been named, along with several other companies, as a potentially responsible party for another CERCLA site near Houston, Texas. Lyondell is also subject to certain assessment and remedial actions at the Refinery under the Resource Conservation and Recovery Act ("RCRA"). In addition, Lyondell has negotiated an order with the Texas Natural Resource Conservation Commission ("TNRCC") for assessment and remediation of groundwater and soil contamination at the Refinery.

As part of the acquisition of ARCO Chemical, Lyondell assumed ARCO Chemical's environmental liability related to potential future remediation costs for known ARCO Chemical sites. The liability under RCRA and various state and foreign government regulations primarily relates to six current plant sites and two former plant sites. Under CERCLA, the liability primarily relates to one federal site. Further, as a result of the acquisition, Lyondell is involved in administrative proceedings or lawsuits relating to a minimal number of other CERCLA sites. Lyondell

                           LYONDELL CHEMICAL COMPANY
estimates, based upon currently available information, that potential loss contingencies associated with these CERCLA sites, individually and in the aggregate, are not significant.

As of December 31, 1999, Lyondell's environmental liability for future assessment and remediation costs at the above-mentioned sites totaled $37 million. The liabilities per site range from less than $1 million to $13 million and are expected to be incurred over the next two to seven years. In the opinion of management, there is currently no material range of loss in excess of the amount recorded for these sites. However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in other CERCLA, RCRA, TNRCC or other comparable state or foreign law investigations, could require Lyondell to reassess its potential exposure related to environmental matters.

MTBE--Certain federal and state governmental initiatives have sought either to rescind the oxygenate requirement for reformulated gasoline or to restrict or ban the use of MTBE. At the state level, the State of California has initiated action, pursuant to an Executive Order of the Governor and supported by recent legislation, to begin the process of reducing or limiting the use of MTBE by December 31, 2002. Such action, to be effective, would require (i) a waiver of the oxygenate mandate for California, (ii) Congressional action in the form of an amendment to the Clean Air Act or (iii) California refiners to replace MTBE with another oxygenate such as ethanol, a more costly and less widely available additive. At the federal level, a blue ribbon panel appointed by the Environmental Protection Agency issued its report on July 27, 1999. That report recommended, among other things, reducing the use of MTBE in gasoline. The EPA has recently announced its intent to seek legislative changes from Congress to give EPA authority to ban MTBE over a three-year period. Such action would only be granted through amendments to the Clean Air Act. Additionally, the EPA is seeking a ban of MTBE utilizing rulemaking authority contained in the Toxic Substance Control Act. It would take at least three years for such a rule to issue. These initiatives or other governmental actions could result in a significant reduction in Lyondell's MTBE sales. The Company has developed technologies to convert TBA into alternate gasoline blending components should it be necessary to reduce MTBE production in the future. In addition, Lyondell has a take-or-pay contract with ARCO, which contributes significant pretax margin. If legislation is enacted or other governmental action taken, ARCO has indicated that it might attempt to invoke a force majeure provision in the contract in order to reduce the quantities of MTBE it purchases under, or to terminate the contract. Lyondell would vigorously dispute such action.

General--Lyondell is involved in various lawsuits and proceedings. Subject to the uncertainty inherent in all litigation, management believes the resolution of these proceedings will not have a material adverse effect upon the Lyondell Consolidated Financial Statements.

In the opinion of management, any liability arising from the matters discussed in this Note is not expected to have a material adverse effect on the Lyondell Consolidated Financial Statements. However, the adverse resolution in any reporting period of one or more of these matters discussed in this Note could have a material impact on Lyondell's results of operations for that period without giving effect to contribution or indemnification obligations of co-defendants or others, or to the effect of any insurance coverage that may be available to offset the effects of any such award.


19.  LEASE COMMITMENTS

Lyondell leases various facilities and equipment under noncancelable lease arrangements for varying periods. As of December 31, 1999, future minimum lease payments for years ending December 31, relating to all noncancelable operating leases with lease terms in excess of one year were as follows:

                           LYONDELL CHEMICAL COMPANY

           MILLIONS OF DOLLARS
           -------------------
           2000                                        $ 64
           2001                                          54
           2002                                          42
           2003                                          32
           2004                                          31
           Thereafter                                   168
                                                     --------
              Total minimum lease payments             $391
                                                     ========

Operating lease net rental expenses for 1999, 1998 and 1997 were $106 million, $39 million and $43 million, respectively.


20.  STOCKHOLDERS' EQUITY

Common Stock--In May 1999, Lyondell issued 40.25 million shares of common stock at $19 per share. The net proceeds of $736 million were credited to "Common stock" and "Additional paid in capital" in the Consolidated Balance Sheet. Common stock outstanding increased from 77.0 million shares at December 31, 1998 to 117.6 million shares at December 31, 1999.

Basic and Diluted Earnings per Share--Basic earnings per share for income (loss) before extraordinary item for the periods presented are computed based upon the weighted average number of shares outstanding for the periods. Diluted earnings per share for income (loss) before extraordinary item include the effect of outstanding stock options issued under the Executive Long-Term Incentive Plan and the Incentive Stock Option Plan. These stock options were antidilutive in 1999. The following earnings (loss) per share ("EPS") data is presented for the years ended December 31:

                                                    1999                                1998                               1997
                                     ------------------------------       -----------------------------     ----------------------
Thousands of shares                       Shares              EPS              SHARES            EPS             SHARES        EPS
------------------                   -------------      -----------       -------------     -----------     -------------   -----

Basic                                      103,115            $(.77)             77,669            $.67            79,796     $3.58
Dilutive effect of options                      --               --                  30              --                17        --
Diluted                                    103,115            $(.77)             77,699            $.67            79,813     $3.58
                                     =============      ===========       =============     ===========     =============     =====

Treasury Stock--From time to time Lyondell purchases its shares in the open market to issue under its employee compensation and benefits plans, including stock option and restricted stock plans. During 1998, Lyondell purchased 500,000 shares for approximately $10 million to be used for such plans. In addition during 1998, Lyondell completed the stock repurchase program authorized by Lyondell's Board of Directors in September 1997. A total of 2,567,051 shares were purchased for $75 million under this stock repurchase program. For the years ended December 31, 1999 and 1998, respectively, Lyondell reissued, under the Restricted Stock Plan, 299,227 shares and 88,848 shares previously purchased.

1999 Incentive Plan--The 1999 Long-Term Incentive Plan ("1999 LTIP") provides for the grant of awards to employees of Lyondell and its subsidiaries. Awards to employees may be in the form of (i) stock options, (ii) stock appreciation rights, payable in cash or common stock, (iii) restricted grants of common stock or units denominated in common stock, (iv) performance grants denominated in common stock or units denominated in common stock that are subject to the attainment of one or more goals, (v) grants of rights to receive the value of a specified number of shares of common stock (phantom stock), and (vi) a cash payment. Awards of common stock under the 1999 LTIP are generally limited to the lesser of ten million shares or 10% of the number of shares of common stock outstanding at the time of granting of the award. During 1999, Lyondell awarded stock option grants for 1,741,380 shares and grants for 463,123 performance shares under this plan. The weighted-average grant-date fair value of the performance share grants was $17.625 per share.

                           LYONDELL CHEMICAL COMPANY

Restricted Stock Plan--Under the 1995 Restricted Stock Plan, one million shares of common stock are available for grants and awards to officers and other key management employees. Lyondell grants fixed awards of common stock that are forfeitable and subject to restrictions on transfer. Vesting is contingent on the participant's continuing employment at Lyondell for a period specified in the award. During 1999, Lyondell granted and issued 353,943 shares of restricted stock to officers and employees. During 1998 Lyondell granted and issued 241,223 shares of restricted stock to former employees of ARCO Chemical. The shares vest on various dates through December 15, 2001, depending upon the terms of the individual grants. Employees are entitled to receive dividends on the restricted shares.

Rights to Purchase Common Stock--On December 8, 1995, the Board of Directors of Lyondell declared a dividend of one right ("Right") for each outstanding share of Lyondell's common stock to stockholders of record on December 20, 1995. The Rights become exercisable upon the earlier of: (i) ten days following a public announcement by another entity that it has acquired beneficial ownership of 15% or more of the outstanding shares of common stock; or (ii) ten business days following the commencement of a tender offer or exchange offer to acquire beneficial ownership of 15% or more of the outstanding shares of common stock, except under certain circumstances. The Rights expire at the close of business on December 8, 2005 unless earlier redeemed at a price of $.0005 per Right or exchanged by Lyondell as described in the Rights Agreement dated as of December 8, 1995.

Stock Options--The following table summarizes activity relating to stock options under the 1999 LTIP. As of December 31, 1999, options covering 1,654,480 shares with a weighted average remaining life of 9 years were outstanding at prices ranging from $11.8125 to $18.125 per share. None were exercisable.

                                                                 AVERAGE
                                             NUMBER            OPTION PRICE
                                            OF SHARES            PER SHARE
                                         --------------       ---------------
Balance, January 1, 1999                           --             $      --
    Granted                                 1,741,380                 17.78
    Cancelled                                 (86,900)                18.13
                                        -------------
Balance, December 31, 1999                  1,654,480                 17.76
                                        =============

Lyondell's Executive Long-Term Incentive Plan ("LTI Plan") became effective in November 1988. The last stock options granted under the LTI Plan were granted in March 1994. No additional stock option grants will be made under this plan. As of December 31, 1999, options covering 610,007 shares were outstanding under the LTI Plan with a weighted average remaining life of 3 years, all of which were exercisable at prices ranging from $18.25 to $26.00 per share. The following summarizes stock option activity for the LTI Plan:


                                                                 AVERAGE
                                             NUMBER            OPTION PRICE
                                            OF SHARES            PER SHARE
                                         --------------       ---------------
Balance, January 1, 1997                     743,802                $23.43
    Exercised                                (11,642)                19.15
                                         --------------
Balance, December 31, 1997                   732,160                 23.50
    Exercised                               (110,325)                22.84
                                         --------------
Balance, December 31, 1998                   621,835                 23.62
    Cancelled                                (11,828)                24.79
                                         --------------
Balance, December 31, 1999                   610,007                 23.60
                                         ==============

                           LYONDELL CHEMICAL COMPANY

Lyondell's Incentive Stock Option Plan ("ISO Plan"), a tax qualified plan, became effective in January 1989. The last stock options granted under the ISO Plan were granted in March 1993. No additional grants will be made under the ISO Plan. As of December 31, 1998, options covering 145,191 shares were outstanding at $30.00 per share. These options expired in January 1999. At December 31, 1999, no stock options were outstanding. The following summarizes stock option activity for the ISO Plan:

                                                                 AVERAGE
                                             NUMBER            OPTION PRICE
                                            OF SHARES            PER SHARE
                                         --------------       ---------------
Balance, January 1, 1997                    175,804               $29.91
    Canceled/forfeited                      (18,250)               29.68
    Exercised                                  (803)               19.44
                                         --------------
Balance, December 31, 1997                  156,751                29.99
    Canceled/forfeited                      (11,408)               30.00
    Exercised                                  (152)               19.44
                                         --------------
Balance, December 31, 1998                  145,191                30.00
                                         --------------
    Canceled/forfeited/expired             (145,191)               30.00
                                         --------------
Balance, December 31, 1999                       --
                                         ==============

Employee stock options are accounted for under the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation cost has been recognized in connection with stock option grants under the plans. The pro forma impact on both net income and earnings per share from calculating compensation expense consistent with SFAS No. 123, Accounting for Stock-Based Compensation, in 1999 was not more than $6 million, or $.06 per share. There were no grants in the years ended December 31, 1998 and 1997. The fair value per share of options granted was estimated as of the date of grant using the Black-Scholes option-pricing model and the following assumptions.

                                                      1999
                                                    --------
Fair value per share of options granted               $4.67
Fair value assumptions:
    Dividend yield                                        5%
    Expected volatility                                  35%
    Risk-free interest rate                               5%
    Maturity, in years                                   10


21.  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is summarized as follows for the years ended December 31:

MILLIONS OF DOLLARS                                               1999                    1998                    1997
------------------                                       ------------------       ------------------      ------------------
Interest paid                                                   $ 570                    $ 230                   $  66
                                                         ==================       ==================      ==================
Net income taxes (received) paid                                $ (91)                   $  63                   $ 125
                                                         ==================       ==================      ==================

Effective December 31, 1999, Lyondell made a noncash capital contribution to LCR by converting $46 million of its note receivable from LCR to a capital investment in LCR. The petrochemicals and polymers businesses contributed by Lyondell to Equistar on December 1, 1997 included non-cash net assets with a net book value of $762 million, including $381 million of accounts receivable, $233 million of inventory, $826 million of net property, plant and

                           LYONDELL CHEMICAL COMPANY
equipment and $745 million of long-term debt, including the current maturities. In addition, Lyondell contributed a $345 million term note payable to Equistar, which was repaid in July 1998.


22.  SEGMENT AND RELATED INFORMATION

Using the guidelines set forth in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, Lyondell has identified four reportable segments: (i) intermediate chemicals and derivatives; (ii) petrochemicals;
(iii) polymers; and (iv) refining. The accounting policies of the segments are the same as those described in "Summary of Significant Accounting Policies" (see
Note 2). The methanol segment is not a reportable segment. The reportable segments are described further below:

Intermediate Chemicals and Derivatives--This segment consists of the production and marketing of propylene oxide, polyether polyols, propylene glycol, propylene glycol ethers, toluene diisocyanate, styrene monomer and methyl tertiary butyl ether.

Petrochemicals--This segment consists of operations in: olefins, including ethylene, propylene, butadiene, butylenes and specialty products; aromatics, including benzene and toluene; methanol; oxygenated chemicals, including ethylene oxide and derivatives, MTBE, ethyl alcohol and diethyl ether; and specialty chemicals, including refinery blending stocks. The petrochemicals business of Equistar for 1999, 1998 and December 1997 is included in this segment.

Polymers--This segment consists of operations in: polyolefins, including high density polyethylene, low density polyethylene, linear low density polyethylene and polypropylene; and performance polymers products, including wire and cable resins and compounds, adhesive resins, and fine powders. The polymers business of Equistar for 1999, 1998 and December 1997 is included in this segment. Equistar's color concentrates and compounds business, which was part of performance polymers products, was sold effective April 30, 1999.

Refining--This segment, which is comprised of LCR operations, consists of: refined petroleum products, including conventional and reformulated gasoline, low sulfur diesel and jet fuel; aromatics produced at the Refinery, including benzene, toluene, paraxylene and orthoxylene; lubricants, including industrial lubricants, white oils, process oils and base oils; carbon black oil; sulfur; residual oil; petroleum coke fuel; olefins feedstocks; and crude oil resales.

No customer accounted for 10% or more of consolidated sales during the years ended December 31, 1999, 1998 or 1997. However, under the terms of the LCR Products Agreement (see Note 5), CITGO purchases substantially all of the refined products of the Refining segment.

                           LYONDELL CHEMICAL COMPANY

Summarized financial information for Lyondell's reportable segments is shown in the following table. Intersegment sales from the petrochemicals segment to the polymers segment in 1997 include ethylene and propylene produced at Equistar's Channelview facility. Intersegment sales between the petrochemicals and refining segments in 1997 include olefins feedstocks and benzene produced at the Refinery, and gasoline blending stocks and hydrogen produced at Equistar's Channelview facility. Intersegment sales were made at prices based on current market values.

                              INTERMEDIATE
                              CHEMICALS AND
Millions of dollars            DERIVATIVES       PETROCHEMICALS      Polymers      Refining       Other        Total
------------------         -----------------    ----------------   -----------   -----------   -----------  -----------
1999
----
Sales and other
  operating revenues                 $3,693                                                                    $3,693
Operating income                        404                                                                       404
Income from equity
  investments                            --              $  183          $ 21          $ 23       $(151)           76
Total assets                          8,557                 314           140           271         216         9,498
Capital expenditures                    131                  --            --            --          --           131
Depreciation and
  amortization expense                  330                  --            --            --          --           330

1998
----
Sales and other
  operating revenues                 $1,447                                                                    $1,447
Unusual charges                          57                                                       $   4            61
Operating income                        108                                                          (4)          104
Income from equity
  investments                            --              $  159          $ 89          $110        (123)          235
Total assets                          8,131                 297           201           315         212         9,156
Capital expenditures                     64                  --            --            --          --            64
Depreciation and
  amortization expense                  138                  --            --            --          --           138

1997
----
Sales and other
  operating revenues:
    Customers                                            $2,108          $770                                  $2,878
    Intersegment                                            424            --                     $(424)           --
Unusual charges                                              --            --                        16            16
Operating income                                            444            82                      (100)          426
Income from equity
  investments                                                28            13          $102         (35)          108
Total assets                                                447           349           300         463         1,559
Capital expenditures                                         27            13            --           9            49
Depreciation and
  amortization expense                                       50            29            --           5            84


The following table presents the details of "Income from equity investments" as presented above in the "Other" column for the years ended December 31:

                           LYONDELL CHEMICAL COMPANY

MILLIONS OF DOLLARS                                               1999                     1998                     1997
-------------------                                      ------------------       ------------------       ------------------
Equistar items not allocated to petrochemicals and
  polymers segments:
Principally general and administrative expenses
  and interest expense, net                                    $ (171)                   $ (129)                   $ (35)
Other income, net                                                  19                        --                       --
Income from other equity investments                                1                         6                       --
                                                         ------------------       ------------------       ------------------
        Total--Other                                           $ (151)                   $ (123)                   $ (35)
                                                         ==================       ==================       ==================

The following "Revenues" by country data is for the year ended December 31, 1999 and for the five months ended December 31, 1998, based upon the location of the use of the product. The "Long-lived assets" by country data is based upon the location of the assets.

                                                           REVENUES                                 LONG-LIVED ASSETS
                                          ----------------------------------------     ----------------------------------------
MILLIONS OF DOLLARS                               1999                   1998                  1999                   1998
-------------------                       ------------------     -----------------     ------------------     -----------------
United States                                   $1,826                $  724                 $2,944                $3,046
Foreign                                          1,867                   723                  1,347                 1,465
                                          ------------------     -----------------     ------------------     -----------------
    Total                                       $3,693                $1,447                 $4,291                $4,511
                                          ==================     =================     ==================     =================

Foreign long-lived assets primarily consist of the net property, plant and equipment of two plants, located in Rotterdam, The Netherlands, and Fos-sur-Mer, France, both of which are part of the intermediate chemicals and derivatives segment. Prior to the purchase of ARCO Chemical as of July 28, 1998, Lyondell had no operations outside the United States and no significant export sales.


23.  PENDING ASSET SALE

In November 1999, Lyondell reached a definitive agreement to sell its worldwide polyols business to Bayer AG of Germany ("Bayer") for $2.45 billion. Bayer will also receive an ownership interest in certain of Lyondell's U.S. PO operations through formation of a joint venture to produce PO. The Lyondell Board of Directors and the Supervisory Board of Bayer have approved the agreement, and the companies have received regulatory clearance in Europe and the United States. Lyondell expects that the transaction will close on or about April 1, 2000. In addition, as part of the transaction, Lyondell and Bayer agreed to pursue a joint venture for the construction of PO-11, a previously announced worldscale propylene oxide/styrene monomer plant in Europe.

Included in the proposed sale to Bayer are Lyondell polyols manufacturing facilities located in South Charleston and Institute, West Virginia; Channelview, Texas; Rieme, Belgium; Fos-sur-Mer, France; Anyer, Indonesia; and Kaohsiung, Taiwan. Also included in the transaction are Lyondell polyols technology operations in Newtown Square, Pennsylvania; South Charleston, West Virginia; Villers St. Paul, France; and Singapore. Lyondell will continue to operate all of the existing Lyondell propylene oxide facilities and will serve as operator of the polyols facilities at Channelview, Texas and Fos-sur-Mer, France.

                           LYONDELL CHEMICAL COMPANY

24.  UNAUDITED QUARTERLY RESULTS

                                                                           For the quarter ended
                                              -------------------------------------------------------------------------------
Millions of dollars, except per share data        March 31             JUNE 30            September 30         December 31
------------------------------------------   ------------------   ------------------   ------------------   ------------------
1999
----
Sales and other operating revenues                        $855                $ 854                $ 976               $1,008
Operating income                                           129                  100                  100                   75
Income from equity investments                              21                    8                   40                    7
Net income (loss) (a)                                        2                  (42)                 (17)                 (58)
Basic and diluted earnings (loss) per
    share before extraordinary item (a) (b)                .02                 (.11)                (.11)                (.50)


1998
----
Sales and other operating revenues                        $ --                $  --                $ 566               $  881
Operating income (loss)                                    (10)                  (5)                  30                   89
Income from equity investments                             117                   50                   57                   11
Net income (loss)                                           65                   29                  (15)                 (27)
Basic and diluted earnings (loss) per
    share (b)                                              .82                  .38                 (.20)                (.35)

(a) The second and third quarters of 1999 included an extraordinary loss on early extinguishment of debt of $31 million, $.32 per share, and $4 million, $.03 per share, respectively.

(b) Earnings per common share calculations for each of the quarters are based upon the weighted average number of shares outstanding for each period (basic earnings per share). The sum of the quarters may not necessarily be equal to the full year earnings per share amount.


25.  SUPPLEMENTAL GUARANTOR INFORMATION

Lyondell Chemical Worldwide, Inc. ("LCWI") and Lyondell Chemical Nederland, Ltd. ("LCNL" or "Guarantor") unconditionally guaranteed the $500 million of senior subordinated notes and $1.9 billion of senior secured notes issued by Lyondell in May 1999 (see Note 16). LCWI was a wholly owned subsidiary of Lyondell that operated Lyondell's intermediate chemicals and derivatives business. Effective at the end of business on December 31, 1999, LCWI was merged into Lyondell. LCNL, a Delaware corporation and the remaining guarantor, is a wholly owned subsidiary of Lyondell that operates a chemical production facility in Rotterdam, the Netherlands. Separate financial statements of the Guarantor are not considered to be material to the holders of the senior subordinated notes and senior secured notes. The following condensed consolidating financial information present supplemental information for the Guarantor as of and for the years ended December 31, 1999 and 1998:

                           LYONDELL CHEMICAL COMPANY

                 CONDENSED CONSOLIDATING FINANCIAL INFORMATION
                 As of and for the year ended December 31, 1999


                                                                           NON-                             CONSOLIDATED
Millions of dollars                      Lyondell       GUARANTOR       GUARANTORS       ELIMINATIONS         LYONDELL
------------------                    ------------   -------------   --------------    ----------------    -------------
BALANCE SHEET
Total current assets                      $ 1,569       $     310       $        7       $         --             $1,886
Property, plant and equipment, net          3,650             641               --                 --              4,291
Other investments and
     long-term receivables                    684               9              935               (613)             1,015
Goodwill, net                               1,230             315               --                 --              1,545
Deferred charges and other assets             517              (1)              --                245                761
                                      ------------   -------------   --------------    ----------------    -------------
Total assets                              $ 7,650       $   1,274       $      942       $       (368)            $9,498
                                      ============   =============   ==============    ================    =============

Current maturities of long-term debt      $   225       $      --       $       --       $         --             $  225
Other current liabilities                     615             181               --                 --                796
Long-term debt,
     less current maturities                6,046              --               --                 --              6,046
Other liabilities and deferred credits        331              --               --                 --                331
Deferred income taxes                         494             145              252                 --                891
Intercompany liabilities (assets)          (1,046)            980               62                  4                 --
Minority interest                             202              --               --                 --                202
Stockholders' equity                          783             (32)             628               (372)             1,007
                                      ------------   -------------   --------------    ----------------    -------------
Total liabilities and
     stockholders' equity                 $ 7,650       $   1,274       $      942       $       (368)            $9,498
                                      ============   =============   ==============    ================    =============

STATEMENT OF INCOME

Sales and other operating revenues        $ 3,226       $     797       $       --       $       (330)            $3,693
Cost of sales                               2,666             553               --               (328)             2,891
Selling, general and
     administrative expenses                  240              --               --                 --                240
Research and development expense               58              --               --                 --                 58
Amortization of goodwill
     and other intangibles                     93               7               --                 --                100
                                      ------------   -------------   --------------    ----------------    -------------
Operating income                              169             237               --                 (2)               404
Interest income (expense), net               (606)              3               14                 --               (589)
Other income (expense), net                   156            (151)              --                 --                  5
Income from equity investments                  4              --               72                 --                 76
Intercompany income (expense)                  66             (67)             (14)                15                 --
Provision (benefit) for income taxes          (53)              6               19                  4                (24)
                                      ------------   -------------   --------------    ----------------    -------------
Income (loss) before
     extraordinary item                      (158)             16               53                  9                (80)
Extraordinary item, net of taxes              (35)             --               --                 --                (35)
                                      ------------   -------------   --------------    ----------------    -------------
Net income (loss)                         $  (193)      $      16       $       53       $          9             $ (115)
                                      ============   =============   ==============    ================    =============

                           LYONDELL CHEMICAL COMPANY

                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                                                           NON-                             CONSOLIDATED
Millions of dollars                      Lyondell       GUARANTOR       GUARANTORS       ELIMINATIONS         LYONDELL
------------------                    ------------   -------------   --------------    ----------------    -------------
STATEMENT OF CASH FLOWS
Net (loss) income                         $  (193)          $  16       $       53       $          9            $  (115)
Adjustments to reconcile net
  (loss) income to net cash provided
  by (used in) operating activities:
     Depreciation and amortization            297              33               --                 --                330
     Extraordinary item                        35              --               --                 --                 35
     Deferred income taxes                    (73)            107                2                 --                 36
     Net changes in working
          capital and other                   346            (169)            (154)                (9)                14
                                      ------------   -------------   --------------    ----------------    -------------
     Net cash (used in) provided
          By operating activities             412             (13)             (99)                --                300
                                      ------------   -------------   --------------    ----------------    -------------

Expenditures for property,
     plant and equipment                     (131)             --               --                 --               (131)
Contributions and advances
     to affiliates                            (17)             --              (35)                --                (52)
Distributions from affiliates
     in excess of earnings                     --              --              134                 --                134
Other                                           4              --               --                 --                  4
                                      ------------   -------------   --------------    ----------------    -------------
     Net cash (used in) provided
          by investing activities            (144)             --               99                 --                (45)
                                      ------------   -------------   --------------    ----------------    -------------

Proceeds from issuance
     of long-term debt                      3,400              --               --                 --              3,400
Payment of debt issuance costs               (107)             --               --                 --               (107)
Repayments of long-term debt               (4,122)             --               --                 --             (4,122)
Issuance of common stock                      736              --               --                 --                736
Dividends paid                                (97)             --               --                 --                (97)
Other                                           8              --               --                 --                  8
                                      ------------   -------------   --------------    ----------------    -------------
     Net cash used in
          financing activities               (182)             --               --                 --               (182)
                                      ------------   -------------   --------------    ----------------    -------------
Effect of exchange rate
     changes on cash                          (13)             14               --                 --                  1
                                      ------------   -------------   --------------    ----------------    -------------
Increase in cash and
     cash equivalents                          73               1               --                 --                 74
Cash and cash equivalents:
     Beginning of year                        202              31               --                 --                233
                                      ------------   -------------   --------------    ----------------    -------------
     End of year                          $   275           $  32       $       --       $         --            $   307
                                      ============   =============   ==============    ================    =============

                           LYONDELL CHEMICAL COMPANY

                 AS OF AND FOR THE YEAR ENDED DECEMBER 31, 1998

                                                                           NON-                             CONSOLIDATED
Millions of dollars                      Lyondell       GUARANTOR       GUARANTORS       ELIMINATIONS         LYONDELL
------------------                    ------------   -------------   --------------    ----------------    -------------
BALANCE SHEET
Total current assets                      $   964       $     359       $       10       $         --        $     1,333
Property, plant and equipment, net          3,837             674               --                 --              4,511
Other investments and
     long-term receivables                    653               1            1,018               (594)             1,078
Goodwill, net                               1,119             311               --                 --              1,430
Deferred charges and other assets             554              (1)              --                251                804
                                      ------------   -------------   --------------    ----------------    -------------
Total assets                              $ 7,127       $   1,344       $    1,028       $       (343)       $     9,156
                                      ============   =============   ==============    ================    =============

Current maturities of long-term debt      $ 1,603       $      --       $       --       $         --        $     1,603

Other current liabilities                     522             217               --                 --                739
Long-term debt,
     less current maturities                5,391              --               --                 --              5,391
Other liabilities and deferred credits        294              --               --                 --                294
Deferred income taxes                          51              38              250                 --                339
Intercompany liabilities (assets)          (1,309)          1,076              232                  1                 --
Minority interest                             216              --               --                 --                216
Stockholders' equity                          359              13              546               (344)               574
                                      ------------   -------------   --------------    ----------------    -------------
Total liabilities and
     stockholders' equity                 $ 7,127       $   1,344       $    1,028       $       (343)       $     9,156
                                      ============   =============   ==============    ================    =============
STATEMENT OF INCOME

Sales and other operating revenues        $ 1,271       $     308       $       --       $       (132)       $     1,447
Cost of sales                               1,017             201               --               (129)             1,089
Selling, general and
     administrative expenses                  114              12               --                 --                126
Research and development expense               26              --               --                 --                 26
Amortization of goodwill
     and other intangibles                     38               3               --                 --                 41
Unusual charges                                60              --               --                 --                 61
                                      ------------   -------------   --------------    ----------------    -------------
Operating income                               16              92               --                 (3)               104
Interest expense, net                        (262)             --               --                 --               (262)
Other income (expense), net                   267             (67)              --               (188)                12
Income from equity investments                 --              --              234                 --                235
Intercompany income (expense)                  12              --              (13)                 1                 --
Provision (benefit) for income taxes          (58)             18               77                 --                 37
                                      ------------   -------------   --------------    ----------------    -------------
Net income                                $    91       $       7       $      144       $       (190)       $        52
                                      ============   =============   ==============    ================    =============

                           LYONDELL CHEMICAL COMPANY

                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                                                           NON-                             CONSOLIDATED
MILLIONS OF DOLLARS                      LYONDELL       GUARANTOR       GUARANTORS       ELIMINATIONS         LYONDELL
------------------                    ------------   -------------   --------------    ----------------    -------------
STATEMENT OF CASH FLOWS
Net income                                $    91          $    7           $  144             $ (190)           $    52
Adjustments to reconcile net
  income to net cash provided
  by operating activities:
     Depreciation and amortization            129               9               --                 --                138
     Unusual charges                           60              --               --                 --                 61
     Deferred income taxes                     55               8               13                 --                 76
     Net changes in working
          capital and other                  (160)              5               97                 (5)               (64)
                                          --------         -------          -------            --------          -------
     Net cash provided by
          operating activities                175              29              254               (195)               263
                                          --------         -------          -------            --------          -------
Purchase of ARCO Chemical
     Company, net of cash acquired         (5,869)             --               --                 --             (5,869)
Expenditures for property,
     plant and equipment                      (59)             (5)              --                 --                (64)
Contributions and advances
     to affiliates                            114              --              (44)              (105)               (35)
Distributions from affiliates
     in excess of earnings                     --              --              435                 --                435
Deconsolidation of affiliate                   --              --              (11)                --                (11)
                                          --------         -------          -------            --------          -------
     Net cash (used in) provided
          by investing activities          (5,814)             (5)             380               (105)            (5,544)
                                          --------         -------          -------            --------          -------
Proceeds from issuance
     of long-term debt                      6,500              --               --                 --              6,500
Payment of debt issuance costs               (130)             --               --                 --               (130)
Repayments of long-term debt                 (370)             --             (345)                --               (715)
Net decrease in short-term debt              (100)             --               --                 --               (100)
Repurchase of common stock                    (59)             --               --                 --                (59)
Dividends paid                                (70)             --             (300)               300                (70)
                                          --------         -------          -------            --------          -------
     Net cash (used in) provided
          by financing activities           5,771              --             (645)               300              5,426
                                          --------         -------          -------            --------          -------
Effect of exchange rate
     changes on cash                           (5)              7               --                 --                  2
                                          --------         -------          -------            --------          -------
Increase (decrease) in
     cash and cash equivalents                127              31              (11)                --                147
Cash and cash equivalents:
     Beginning of year                         75              --               11                 --                 86
                                          --------         -------          -------            --------          -------
     End of year                          $   202          $   31           $   --             $   --            $   233
                                          ========         =======          =======            ========          =======

                            EQUISTAR CHEMICALS, LP

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Partnership Governance Committee
of Equistar Chemicals, LP

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of partners' capital and of cash flows present fairly, in all material respects, the financial position of Equistar Chemicals, LP (the "Partnership") and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999 and for the period from December 1, 1997 (inception) to December 31, 1997, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICEWATERHOUSECOOPERS LLP

Houston, Texas
February 18, 2000

                             EQUISTAR CHEMICALS, LP

                       CONSOLIDATED STATEMENTS OF INCOME


                                                                                                                  FOR THE
                                                                                                                PERIOD FROM
                                                                                                                DECEMBER 1,
                                                                       FOR THE YEAR ENDED                           1997
                                                                           DECEMBER 31                         (INCEPTION) TO
                                                         -------------------------------------------            DECEMBER 31,
MILLIONS OF DOLLARS                                             1999                     1998                       1997
-------------------                                      ------------------       ------------------       ------------------
SALES AND OTHER OPERATING REVENUES:
     Unrelated parties                                               $4,352                   $3,826                    $ 334
     Related parties                                                  1,084                      537                       31
                                                         ------------------       ------------------       ------------------
                                                                      5,436                    4,363                      365
                                                         ------------------       ------------------       ------------------

OPERATING COSTS AND EXPENSES:
     Cost of sales:
          Unrelated parties                                           3,915                    3,276                      256
          Related parties                                               929                      491                       30
     Selling, general and administrative expenses                       259                      229                       16
     Research and development expense                                    42                       40                        3
     Amortization of goodwill and other intangibles                      33                       31                        3
     Restructuring and other unusual charges                             96                       14                       42
                                                         ------------------       ------------------       ------------------
                                                                      5,274                    4,081                      350
                                                         ------------------       ------------------       ------------------


     Operating income                                                   162                      282                       15

Interest expense                                                       (182)                    (156)                     (10)
Interest income                                                           6                       17                        2
Other income, net                                                        46                      - -                      - -
                                                         ------------------       ------------------       ------------------
NET INCOME AND COMPREHENSIVE INCOME                                  $   32                   $  143                    $   7
                                                         ==================       ==================       ==================



                See Notes to Consolidated Financial Statements.

                             EQUISTAR CHEMICALS, LP

                          CONSOLIDATED BALANCE SHEETS


                                                                                            DECEMBER 31
                                                                         ----------------------------------------------
MILLIONS OF DOLLARS                                                               1999                      1998
-------------------                                                      --------------------      --------------------
ASSETS
Current assets:
     Cash and cash equivalents                                                         $  108                    $   66
     Accounts receivable:
          Trade, net                                                                      491                       345
          Related parties                                                                 209                       142
     Inventories                                                                          520                       549
     Prepaid expenses and other current assets                                             32                        25
                                                                         --------------------      --------------------
          Total current assets                                                          1,360                     1,127

Property, plant and equipment, net                                                      3,926                     4,075
Investment in PD Glycol                                                                    52                        55
Goodwill, net                                                                           1,119                     1,151
Deferred charges and other assets                                                         279                       257
                                                                         --------------------      --------------------
Total assets                                                                           $6,736                    $6,665
                                                                         ====================      ====================

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
     Accounts payable:
          Trade                                                                        $  457                    $  311
          Related parties                                                                  35                        26
     Payables to partners                                                                 - -                         6
     Current maturities of long-term debt                                                  92                       150
     Other accrued liabilities                                                            200                       142
                                                                         --------------------      --------------------
          Total current liabilities                                                       784                       635

Obligations under capital leases                                                          - -                       205
Long-term debt, less current maturities                                                 2,169                     1,865
Other liabilities and deferred credits                                                    121                        75
Commitments and contingencies
Partners' capital                                                                       3,662                     3,885
                                                                         --------------------      --------------------
Total liabilities and partners' capital                                                $6,736                    $6,665
                                                                         ====================      ====================

                See Notes to Consolidated Financial Statements.

                             EQUISTAR CHEMICALS, LP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                                   FOR THE
                                                                                                                 PERIOD FROM
                                                                                                                 DECEMBER 1,
                                                                        FOR THE YEAR ENDED                           1997
                                                                           DECEMBER 31                          (INCEPTION) TO
                                                         --------------------------------------------            DECEMBER 31,
MILLIONS OF DOLLARS                                               1999                     1998                      1997
------------------                                       ------------------       -------------------       ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                       $  32                   $   143                    $   7
     Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation and amortization                                 300                       268                       19
          Equity in losses of investment in PD Glycol                     4                         3                      - -
          Net loss on disposition of assets                              35                         8                      - -
          (Increase) decrease in accounts receivable                   (213)                      105                     (100)
          Decrease (increase) in receivables from
           partners                                                     - -                       150                     (101)
          Decrease (increase) in inventories                             41                       133                       (5)
          Increase in accounts payable                                  152                        98                      188
          (Decrease) increase in payables to partners                    (6)                      (66)                      54
          Increase in other accrued liabilities                          49                        64                       48
          Net change in other working capital accounts                   (5)                        2                      (15)
          Other                                                         (21)                      (62)                       7
                                                         ------------------       -------------------       ------------------
               Net cash provided by operating activities                368                       846                      102
                                                         ------------------       -------------------       ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for property, plant and equipment                    (157)                     (200)                     (12)
     Proceeds from sales of assets                                       75                         3                      - -
     Contributions and advances to affiliates                           (24)                      (15)                     - -
                                                         ------------------       -------------------       ------------------
               Net cash used in investing activities                   (106)                     (212)                     (12)
                                                         ------------------       -------------------       ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of long-term debt                           993                       757                       50
     Payment of debt issuance costs                                      (6)                      - -                      - -
     Repayments of long-term debt                                      (747)                     (290)                     - -
     Repayments of obligations under capital leases                    (205)                      - -                      - -
     Distributions to partners                                         (255)                   (1,421)                    (100)
     Proceeds from Lyondell note repayment                              - -                       345                      - -
     Cash contributions from partners                                   - -                       - -                        1
                                                         ------------------       -------------------       ------------------
               Net cash used in financing activities                   (220)                     (609)                     (49)
                                                         ------------------       -------------------       ------------------

INCREASE IN CASH AND CASH EQUIVALENTS                                    42                        25                       41
Cash and cash equivalents at beginning of period                         66                        41                      - -
                                                         ------------------       -------------------       ------------------
Cash and cash equivalents at end of period                            $ 108                   $    66                    $  41
                                                         ==================       ===================       ==================

                See Notes to Consolidated Financial Statements.

                             EQUISTAR CHEMICALS, LP

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL


MILLIONS OF DOLLARS                              LYONDELL              MILLENNIUM              OCCIDENTAL                TOTAL
------------------                        ------------------     ------------------      ------------------      ------------------
BALANCE AT DECEMBER 1, 1997 (INCEPTION)         $      - -             $      - -              $      - -              $      - -

Capital contributions at inception:
      Net assets                                         763                  2,048                     - -                   2,811
      Note receivable from Lyondell LP                   345                    - -                     - -                     345
   Net income                                              4                      3                     - -                       7
   Distributions to partners                             (57)                   (43)                    - -                    (100)
                                          ------------------     ------------------      ------------------      ------------------

BALANCE AT DECEMBER 31, 1997                           1,055                  2,008                     - -                   3,063

   Capital contributions:
      Net assets                                         - -                    - -                   2,097                   2,097
      Other                                              (14)                     9                       8                       3
   Net income (loss)                                      84                     64                      (5)                    143
   Distributions to partners                            (512)                  (460)                   (449)                 (1,421)
                                          ------------------     ------------------      ------------------      ------------------

BALANCE AT DECEMBER 31, 1998                             613                  1,621                   1,651                   3,885

   Net income                                             14                      9                       9                      32
   Distributions to partners                            (105)                   (75)                    (75)                   (255)
                                          ------------------     ------------------      ------------------      ------------------
BALANCE AT DECEMBER 31, 1999                          $  522                 $1,555                  $1,585                 $ 3,662
                                          ==================     ==================      ==================      ==================

                See Notes to Consolidated Financial Statements.

                             EQUISTAR CHEMICALS, LP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  FORMATION OF THE PARTNERSHIP AND OPERATIONS

Pursuant to a partnership agreement ("Partnership Agreement"), Lyondell Chemical Company ("Lyondell") and Millennium Chemicals Inc. ("Millennium") formed Equistar Chemicals, LP ("Equistar" or "Partnership"), a Delaware limited partnership, which commenced operations on December 1, 1997. From December 1, 1997 to May 15, 1998, Equistar was owned 57% by Lyondell and 43% by Millennium. Lyondell owns its interest in Equistar through two wholly owned subsidiaries, Lyondell Petrochemical G.P. Inc. and Lyondell Petrochemical L.P. Inc. ("Lyondell LP"). Millennium also owns its interest in Equistar through two wholly owned subsidiaries, Millennium Petrochemicals GP LLC and Millennium Petrochemicals LP LLC ("Millennium LP").

On May 15, 1998, Equistar was expanded with the contribution of certain assets from Occidental Petroleum Corporation ("Occidental") (see Note 3). These assets included the ethylene, propylene and ethylene oxide ("EO") and EO derivatives businesses and certain pipeline assets held by Oxy Petrochemicals Inc. ("Oxy Petrochemicals"), a former subsidiary of Occidental, a 50% interest in a joint venture ("PD Glycol") between PDG Chemical Inc. and E.I. DuPont de Nemours and Company, and a lease to Equistar of the Lake Charles, Louisiana olefins plant and related pipelines held by Occidental Chemical Corporation ("Occidental Chemical") (collectively, "Occidental Contributed Business"). Occidental Chemical and PDG Chemical Inc. are both wholly owned, indirect subsidiaries of Occidental. The Occidental Contributed Business included olefins plants at Corpus Christi and Chocolate Bayou, Texas, EO/ethylene glycol ("EG") and EG derivatives businesses located at Bayport, Texas, Occidental's 50% ownership of PD Glycol which operates EO/EG plants at Beaumont, Texas, 950 miles of owned and leased ethylene/propylene pipelines, and the lease to Equistar of the Lake Charles, Louisiana olefins plant and related pipelines.

In exchange for the Occidental Contributed Business, two subsidiaries of Occidental were admitted as limited partners and a third subsidiary was admitted as a general partner in Equistar for an aggregate partnership interest of 29.5%. In addition, Equistar assumed approximately $205 million of Occidental indebtedness and Equistar issued a promissory note to an Occidental subsidiary in the amount of $420 million, which was subsequently paid in cash in June 1998. In connection with the contribution of the Occidental Contributed Business and the reduction of Millennium's and Lyondell's ownership interests in the Partnership, Equistar also issued a promissory note to Millennium LP in the amount of $75 million, which was subsequently paid in June 1998. These payments are included in "Distributions to partners" in the accompanying Statements of Partners' Capital and of Cash Flows. The consideration paid for the Occidental Contributed Business was determined based upon arms-length negotiations between Lyondell, Millennium and Occidental. In connection with the transaction, Equistar and Occidental also entered into a long-term agreement for Equistar to supply the ethylene requirements for Occidental Chemical's U.S. manufacturing plants.

Upon completion of this transaction, Equistar is now owned 41% by Lyondell, 29.5% by Millennium and 29.5% by Occidental, all through wholly owned subsidiaries.

Equistar owns and operates the petrochemicals and polymers businesses contributed by Lyondell, Millennium and Occidental ("Contributed Businesses"), which consist of 17 manufacturing facilities on the U.S. Gulf Coast and in the U.S. Midwest. The petrochemicals segment manufactures and markets olefins, oxygenated chemicals, aromatics and specialty chemicals. Olefins include ethylene, propylene and butadiene, and oxygenated chemicals include ethylene oxide, ethylene glycol, ethanol and methyl tertiary butyl ether ("MTBE"). The petrochemicals segment also includes the production and sale of aromatics, including benzene and toluene. The polymers segment manufactures and markets polyolefins, including high-density polyethylene ("HDPE"), low-density polyethylene ("LDPE"), linear low-density polyethylene ("LLDPE"), polypropylene, and performance polymers, all of which are used in the production of a wide variety of consumer and industrial products. The performance polymers include

                            EQUISTAR CHEMICALS, LP
enhanced grades of polyethylene, including wire and cable resins, and polymeric powders. The concentrates and compounds business, which was part of performance polymers products, was sold effective April 30, 1999 (see Note 18).

The Partnership Agreement provides that Equistar is governed by a Partnership Governance Committee consisting of nine representatives, three appointed by each partner. Most of the significant decisions of the Partnership Governance Committee require unanimous consent, including approval of the Partnership's Strategic Plan and annual updates thereof.

Pursuant to the Partnership Agreement, net income is allocated among the partners on a pro rata basis based upon their percentage ownership of Equistar. Distributions are made to the partners based upon their percentage ownership of Equistar. Additional cash contributions required by the Partnership will also be based upon the partners' percentage ownership of Equistar.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation--The consolidated financial statements include the accounts of Equistar and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition--Revenue from product sales is recognized upon delivery of products to the customer.

Cash and Cash Equivalents--Cash equivalents consist of highly liquid debt instruments such as certificates of deposit, commercial paper and money market accounts purchased with an original maturity date of three months or less. Cash equivalents are stated at cost, which approximates fair value. Equistar's policy is to invest cash in conservative, highly rated instruments and limit the amount of credit exposure to any one institution. Equistar performs periodic evaluations of the relative credit standing of these financial institutions which are considered in Equistar's investment strategy.

Equistar has no requirements for compensating balances in a specific amount at a specific point in time. The Partnership does maintain compensating balances for some of its banking services and products. Such balances are maintained on an average basis and are solely at Equistar's discretion. As a result, none of Equistar's cash is restricted.

Accounts Receivable--Equistar sells its products primarily to companies in the petrochemicals and polymers industries. Equistar performs ongoing credit evaluations of its customers' financial condition and, in certain circumstances, requires letters of credit from them. The Partnership's allowance for doubtful accounts, which is reflected in the accompanying Consolidated Balance Sheets as a reduction of accounts receivable, totaled $6 million and $3 million at December 31, 1999 and 1998, respectively.

Inventories--Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out ("LIFO") basis except for materials and supplies, which are valued at average cost.

Property, Plant and Equipment--Property, plant and equipment are recorded at cost. Depreciation of property, plant and equipment is computed using the straight-line method over the estimated useful lives of the related assets, ranging from 5 to 30 years. Upon retirement or sale, Equistar removes the cost of the assets and the related accumulated depreciation from the accounts and reflects any resulting gains or losses in the Consolidated Statements of Income. Equistar's policy is to capitalize interest cost incurred on debt during the construction of major projects exceeding one year.

                            EQUISTAR CHEMICALS, LP

Turnaround Maintenance and Repair Expenses--Cost of major repairs and maintenance incurred in connection with substantial overhauls or maintenance turnarounds of production units at Equistar's manufacturing facilities are deferred and amortized on a straight-line basis until the next planned turnaround, generally five to seven years. These costs are maintenance, repair and replacement costs that are necessary to maintain, extend and improve the operating capacity and efficiency rates of the production units. Equistar amortized $25 million, $20 million and $2 million of deferred turnaround maintenance and repair costs for the years ended December 31, 1999 and 1998 and during the period from December 1, 1997 (inception) to December 31, 1997, respectively.

Deferred Software Costs--Costs to purchase and develop software for internal use are deferred and amortized on a straight-line basis over a range of 3 to 10 years. Equistar amortized $12 million, $6 million and less than $1 million of deferred software costs for the years ended December 31, 1999 and 1998 and during the period from December 1, 1997 (inception) to December 31, 1997, respectively.

Goodwill--Goodwill includes goodwill contributed by Millennium and goodwill recorded in connection with the contribution of Occidental's assets. Goodwill is being amortized using the straight-line method over forty years. Accumulated amortization of goodwill was $199 million and $166 million at December 31, 1999 and 1998, respectively.

Investment in PD Glycol--Equistar holds a 50% interest in a joint venture with E.I. DuPont de Nemours and Company that owns an ethylene glycol facility in Beaumont, Texas. This investment was contributed by Occidental in 1998. The investment in PD Glycol is accounted for using the equity method of accounting. At December 31, 1999 and 1998, Equistar's underlying equity in the net assets of PD Glycol exceeded the cost of the investment by $8 million. The excess is being accreted into income on a straight-line basis over a period of 25 years.

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

Exchanges--Inventory exchange transactions, which involve homogeneous commodities in the same line of business and do not involve the payment or receipt of cash, are not accounted for as purchases and sales. Any resulting volumetric exchange balances are accounted for as inventory in accordance with the normal LIFO valuation policy.

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

Comprehensive Income--Equistar had no items of other comprehensive income during the years ended December 31, 1999 and 1998 and during the period from December 1, 1997 (inception) to December 31, 1997.

Long-Lived Asset Impairment--In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, Equistar reviews its long-lived assets, including goodwill, for impairment on an exception basis whenever events or changes in circumstances indicate a potential loss in utility. Impairment losses are recognized in "Restructuring and other unusual charges" in the Consolidated Statements of Income.

                            EQUISTAR CHEMICALS, LP

Derivatives--Equistar is currently evaluating the effect that implementing SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, will have on the Consolidated Financial Statements. The statement is effective for Equistar's calendar year 2001.

Reclassifications--Certain previously reported amounts have been restated to conform to classifications adopted in 1999.


3.  OCCIDENTAL CONTRIBUTED BUSINESS

On May 15, 1998, Equistar was expanded with the contribution of certain assets from Occidental. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations for these assets are included in the accompanying Consolidated Statements of Income prospectively from May 15, 1998. Occidental contributed assets and liabilities to Equistar with a net fair value of $2.1 billion in exchange for a 29.5% interest in the Partnership. Equistar also issued a promissory note to an Occidental subsidiary in the amount of $420 million, which was subsequently paid in cash in June 1998. The fair value was allocated to the assets contributed and liabilities assumed based upon the estimated fair values of such assets and liabilities at the date of the contribution. The fair value was determined based upon a combination of internal valuations performed by Lyondell, Millennium and Occidental using the income approach. The fair value of the assets contributed and liabilities assumed by the Partnership on May 15, 1998 is as follows:

MILLIONS OF DOLLARS
-------------------
Total current assets                                    $  281
Property, plant and equipment                            1,964
Investment in PD Glycol                                     58
Goodwill                                                    43
Deferred charges and other assets                           49
                                                     ---------
          Total assets                                  $2,395
                                                     =========

Other current liabilities                               $   79
Long-term debt                                             205
Other liabilities and deferred credits                      14
Partners' capital                                        2,097
                                                     ---------
          Total liabilities and partners' capital       $2,395
                                                     =========

The unaudited pro forma combined historical results of Equistar as if the Occidental Contributed Business had been contributed on January 1, 1998 is as follows:

                                                             FOR THE YEAR
                                                                 ENDED
                                                              DECEMBER 31
MILLIONS OF DOLLARS                                              1998
-------------------                                      ------------------
Sales and other operating revenues                             $4,869
Restructuring and other unusual charges                            14
Operating income                                                  320
Net income                                                        154

The unaudited pro forma data presented above are not necessarily indicative of the results of operations of Equistar that would have occurred had such transaction actually been consummated as of January 1, 1998, nor are they necessarily indicative of future results.

                            EQUISTAR CHEMICALS, LP

Supplemental cash flow information is summarized as follows for the periods presented:

                                                                                                                 FOR THE
                                                                                                               PERIOD FROM
                                                                                                               DECEMBER 1,
                                                                       FOR THE YEAR ENDED                          1997
                                                                          DECEMBER 31                         (INCEPTION) TO
                                                         -------------------------------------------           DECEMBER 31,
MILLIONS OF DOLLARS                                              1999                     1998                     1997
-------------------                                      ------------------      -------------------      -------------------
Cash paid for interest                                         $ 146                    $ 154                    $ - -

Noncash investing and financing activities:
     Inventory transfer from PD Glycol                         $  24                    $  15                    $ - -
     Noncash adjustments to contributed capital                  - -                        3                      - -
     Other                                                         2                      - -                      - -

Historical cost of assets contributed and liabilities assumed by the Partnership in December 1997 (inception):

MILLIONS OF DOLLARS
-------------------
     Total current assets                                                $  948
     Property, plant and equipment, net                                   2,121
     Goodwill, net                                                        1,142
     Deferred charges and other assets                                      158
                                                                        -------
          Total assets                                                   $4,369
                                                                        =======

     Current maturities of long-term debt                                $   36
     Other current liabilities                                               17
     Long-term debt                                                       1,462
     Other liabilities and deferred credits                                  43
     Partners' capital                                                    3,156
     Note receivable from Lyondell LP                                      (345)
                                                                        -------
          Total liabilities and partners' capital                        $4,369
                                                                        =======

5.  FINANCIAL INSTRUMENTS

Equistar does not buy or sell, or hold or issue financial instruments for speculative trading purposes.

Beginning October 1999, Equistar entered into over-the-counter "derivatives" and price collar agreements for crude oil with Occidental Energy Marketing, Inc., a subsidiary of Occidental, to help manage its exposure to commodity price risk with respect to crude-oil related raw materials purchases. At December 31, 1999, "derivatives" and collar agreements covering 2.4 million and 1.5 million barrels, respectively, and maturing in January 2000, were outstanding. Both the carrying value and fair market value of these derivative instruments at December 31, 1999 represented an asset of $7 million and was based on quoted market prices. Unrealized gains and losses on

                            EQUISTAR CHEMICALS, LP

"derivatives" and price collars are deferred until realized at which time they are reflected in the cost of the purchased raw material.

The fair value of all financial instruments included in current assets and current liabilities, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximated their carrying value due to their short maturity. Based on the borrowing rates currently available to Equistar for debt with terms and average maturities similar to Equistar's debt portfolio, the fair value of Equistar's long-term debt, including amounts due within one year, was approximately $2.2 billion and $2.3 billion at December 31, 1999 and 1998, respectively.

Equistar had issued letters of credit totaling $6 million and $3 million at December 31, 1999 and 1998, respectively.


6.  RELATED PARTY TRANSACTIONS

Product Transactions with Occidental Chemical--Equistar and Occidental Chemical entered into a Sales Agreement, dated May 15, 1998 ("Ethylene Sales Agreement"). Under the terms of the Ethylene Sales Agreement, Occidental Chemical agreed to purchase an annual minimum amount of ethylene from Equistar equal to 100% of the ethylene feedstock requirements of Occidental Chemical's United States plants (estimated to be 2 billion pounds per year at the time of the signing of the agreement) less any quantities up to 250 million pounds tolled in accordance with the provisions of such agreement. Equistar's maximum supply obligation in any calendar year under the Ethylene Sales Agreement is 2.55 billion pounds. Upon three years notice from either party to the other, Equistar's maximum supply obligation in any calendar year under the Ethylene Sales Agreement may be "phased down" as set forth in the agreement, provided that no phase down may occur prior to January 1, 2009. In accordance with the phase down provisions of the agreement, the annual minimum requirements set forth in the agreement must be phased down over at least a five year period so that the annual required minimum cannot decline to zero prior to December 31, 2013 unless certain specified force majeure events occur. The Ethylene Sales Agreement provides for an ethylene sales price based on market prices. In addition to ethylene, Equistar sells methanol, ethers, and glycols to Occidental Chemical. During the year ended December 31, 1999 and the period from May 15, 1998 to December 31, 1998, Equistar sold Occidental Chemical $435 million and $171 million, respectively, of product, primarily under the Ethylene Sales Agreement.

Equistar also purchases various products from Occidental Chemical. During the year ended December 31, 1999 and the period from May 15, 1998 to December 31, 1998, purchases from Occidental Chemical totaled $2 million and $4 million, respectively.

Product Transactions with Oxy Vinyls, LP--Occidental Chemical owns 76% of Oxy Vinyls, LP ("Oxy Vinyls"), a joint venture company formed with an unrelated party effective May 1, 1999. Ethylene sales to Oxy Vinyls totaled $93 million for the period from May 1, 1999 to December 31, 1999 and were based upon market prices.

Product Transactions with Millennium--Equistar sells ethylene to Millennium at market-related prices pursuant to an agreement entered into in connection with the formation of Equistar. Under this agreement, Millennium is required to purchase 100% of its ethylene requirements for its LaPorte, Texas facility (estimated to be 300 million pounds per year), up to a maximum of 330 million pounds per year. Millennium has the option to increase the amount purchased to up to 400 million pounds per year beginning January 1, 2001. The initial term of the contract expires December 1, 2000 and thereafter, renews annually.
Either party may terminate on one year's notice, except that if Millennium elects to increase its purchases under the contract, a party must provide two year's notice of termination. The pricing terms of this agreement are similar to the Ethylene Sales Agreement with Occidental Chemical. Equistar sold Millennium $54 million, $41 million and $4 million of ethylene in 1999, 1998 and December 1997, respectively.

                            EQUISTAR CHEMICALS, LP

Equistar purchases vinyl acetate monomer ("VAM") feedstock from Millennium at formula-based market prices pursuant to an agreement entered into in connection with the formation of Equistar. Under this agreement, Equistar is required to purchase 100% of its VAM feedstock requirements for its LaPorte, Texas, Clinton, Illinois, and Morris, Illinois plants (estimated to be 48 to 55 million pounds per year), up to a maximum of 60 million pounds per year ("Annual Maximum") for the production of ethylene vinyl acetate products at those locations. If Equistar fails to purchase at least 42 million pounds of VAM in any calendar year, Millennium has the right to reduce the Annual Maximum quantity by as much as the total purchase deficiency for one or more successive years. In order to reduce the Annual Maximum quantity, Millennium must notify Equistar within at least 30 days prior to restricting the VAM purchases provided that the notice is not later than 45 days after the year of the purchase deficiency. The initial term of the contract expires December 31, 2000 and thereafter, renews annually. Either party may terminate on one year's notice of termination. The initial term will extend until December 31, 2002 if Millennium elects to increase the amount of ethylene purchased under the Ethylene Sales Agreement. During the years ending December 31, 1999 and 1998 and for the period December 1, 1997 (inception) to December 31, 1997, purchases from Millennium, primarily for vinyl acetate monomer, were $12 million, $14 million, and $2 million, respectively.

Transactions with LCR--Lyondell's rights and obligations under the terms of its product sales and feedstock purchase agreements with LYONDELL-CITGO Refining LP ("LCR"), a joint venture investment of Lyondell, were assigned to Equistar. Accordingly, certain refinery products are sold to Equistar as feedstocks, and certain olefins by-products are sold to LCR for processing into gasoline. Sales of product to LCR were $250 million, $223 million and $26 million and purchases from LCR were $190 million, $131 million and $10 million for the years ended December 31, 1999 and 1998 and for the period from December 1, 1997 (inception) to December 31, 1997, respectively. Equistar also assumed certain processing arrangements as well as storage obligations between Lyondell and LCR and provides certain marketing and information processing services for LCR. Aggregate charges under these various service agreements of $13 million, $15 million and $1 million were made to LCR by Equistar for the years ended December 31, 1999 and 1998 and for the period from December 1, 1997 (inception) to December 31, 1997, respectively. All of the agreements between LCR and Equistar are on terms generally representative of prevailing market prices.

Product Transactions with Lyondell--Lyondell acquired its intermediate chemicals and derivatives business through the acquisition of ARCO Chemical Company effective August 1, 1998. Sales to Lyondell, primarily for ethylene, propylene, MTBE, benzene and alkylate, totaled $242 million and $89 million for the year ended December 31, 1999 and for the period from August 1, 1998 to December 31, 1998, respectively. Purchases from Lyondell, primarily for normal butane, totaled $6 million and $2 million for the year ended December 31, 1999 and for the period from August 1, 1998 to December 31, 1998, respectively. Product transactions between Equistar and Lyondell are based upon market prices.

Transactions with LMC--Lyondell Methanol Company, L.P. ("LMC") sells all of its products to Equistar. For the years ending December 31, 1999 and 1998 and during the period from December 1, 1997 (inception) to December 31, 1997, purchases from LMC were $95 million, $103 million and $15 million, respectively. Equistar sells natural gas to LMC at prices generally representative of its cost. Purchases by LMC of natural gas feedstock from Equistar totaled $46 million, $44 million and $4 million for the years ended December 31, 1999 and 1998 and during the period from December 1, 1997 (inception) to December 31, 1997, respectively. Equistar provides operating and other services for LMC under the terms of existing agreements that were assumed by Equistar from Lyondell, including the lease to LMC by Equistar of the real property on which its methanol plant is located. Pursuant to the terms of those agreements, LMC pays Equistar a management fee and reimburses certain expenses of Equistar at cost. Management fees charged by Equistar to LMC totaled $6 million during each of the years ending December 31, 1999 and 1998 and less than $1 million during the period from December 1, 1997 (inception) to December 31, 1997.

Shared Services Agreement with Lyondell--Lyondell provides certain corporate, general and administrative services to Equistar, including tax, treasury, risk management and other services pursuant to a shared services agreement.

                            EQUISTAR CHEMICALS, LP

During the years ended December 31, 1999 and 1998, Lyondell charged Equistar $9 million and $3 million for these services. During the period December 1, 1997 (inception) to December 31, 1997, charges from Lyondell were less than $1 million. As part of the shared services agreement, Equistar provides certain general and administrative services to Lyondell, such as health, safety and environmental services, materials management services, human resource services, information services and legal services. During the year ended December 31, 1999, Equistar charged Lyondell $8 million for these services. During the year ended December 31, 1998 and for the period December 1, 1997 (inception) to December 31, 1997, Equistar charged Lyondell less than $1 million for these services.

Shared Services and Shared-Site Agreements with Millennium--Equistar and Millennium have entered into a variety of operating, manufacturing and technical service agreements related to the business of Equistar and the businesses retained by Millennium Petrochemicals. These agreements include the provision by Equistar to Millennium Petrochemicals of materials management, certain utilities, administrative office space, and health and safety services. During the years ended December 31, 1999 and 1998, Equistar charged Millennium Petrochemicals $3 million and $5 million for these services. During the period from December 1, 1997 (inception) to December 31, 1997, charges to Millennium Petrochemicals were less than $1 million. These agreements also include the provision by Millennium Petrochemicals to Equistar of certain operational services, including barge dock access. During each of the years ended December 31, 1999 and 1998 and during the period December 1, 1997 (inception) to December 31, 1997, Millennium Petrochemicals charged Equistar less than $1 million for these services.

Operating Agreement with Occidental Chemical--On May 15, 1998, Occidental Chemical and Equistar entered into an Operating Agreement ("Operating Agreement") whereby Occidental Chemical agreed to operate and maintain the Occidental Contributed Business and to cause third-parties to continue to provide equipment, products and commodities to those businesses upon substantially the same terms and conditions as provided prior to the transfer. The Operating Agreement terminated on June 1, 1998. During the term of the Operating Agreement, Equistar paid Occidental Chemical an administrative fee of $1 million.

Transition Services Agreement with Occidental Chemical--On June 1, 1998, Occidental Chemical and Equistar entered into a Transition Services Agreement. Under the terms of the Transition Services Agreement, Occidental Chemical agreed to provide Equistar certain services in connection with the Occidental Contributed Business, including services related to accounting, payroll, office administration, marketing, transportation, purchasing and procurement, management, human resources, customer service, technical services and others. Predominantly all services under the Transition Services Agreement ceased in June 1999 in accordance with the terms of the agreement. Health, safety, and environmental services were extended until December 31, 1999 as permitted by the Transition Services Agreement. During the year ended December 31, 1999 and the period from June 1, 1998 to December 31, 1998, Equistar expensed $2 million and $6 million, respectively, in connection with services provided pursuant to the Transition Service Agreement.

Loans to Millennium and Occidental--In connection with Occidental's admission into Equistar in May 1998, Equistar executed promissory notes to Millennium and Occidental in the principal amounts of $75 million and $420 million, respectively. Each of the notes provided for the annual accrual of interest at a rate equal to LIBOR plus 0.6%. These notes were paid in full in June 1998. Interest expense incurred on these notes during 1998 was $3 million.

Note Receivable from Lyondell LP--Upon formation of the Partnership, Lyondell LP contributed capital to Equistar in the form of a $345 million promissory note ("Lyondell Note"). The Lyondell Note bore interest at LIBOR plus a market spread. The note was repaid in full by Lyondell in July 1998. Interest income on the Lyondell Note totaled $13 million and $2 million during 1998 and during the period from December 1, 1997 (inception) to December 31, 1997, respectively.

                            EQUISTAR CHEMICALS, LP

7.  ACCOUNTS RECEIVABLE

In December 1998, Equistar entered into a purchase agreement with an independent issuer of receivables-backed commercial paper. Under the terms of the agreement, Equistar agreed to sell on an ongoing basis and without recourse, designated accounts receivable. To maintain the balance of the accounts receivable sold, Equistar is obligated to sell new receivables as existing receivables are collected. The agreement was renewed through December 2000 on predominantly the same terms.

At December 31, 1998 and 1999, Equistar's gross accounts receivable that had been sold to the purchasers aggregated $130 million. Increases and decreases in the amount have been reported as operating cash flows in the Consolidated Statements of Cash Flows. Costs related to the sale are included in "Selling, general and administrative expenses" in the Consolidated Statements of Income.


8.  INVENTORIES

Inventories at December 31, 1999 and 1998 consisted of the following:

MILLIONS OF DOLLARS                                                                 1999                     1998
-------------------                                                        -------------------      -------------------
Finished goods                                                                      $ 278                    $ 301
Work-in-process                                                                        10                       11
Raw materials                                                                         137                      149
Materials and supplies                                                                 95                       88
                                                                             -----------------        -----------------
     Total inventories                                                              $ 520                    $ 549
                                                                             =================        =================

The excess of the current cost of inventories over book value was approximately $109 million at December 31, 1999.


9.  PROPERTY, PLANT AND EQUIPMENT, NET

The components of property, plant and equipment, at cost, and the related accumulated depreciation at December 31, 1999 and 1998 were as follows:

MILLIONS OF DOLLARS                                                                 1999                     1998
-------------------                                                        -------------------      -------------------
Land                                                                               $   78                   $   78
Manufacturing facilities and equipment                                              5,656                    5,349
Manufacturing equipment acquired under capital leases                                 - -                      236
Construction in progress                                                              134                      189
                                                                               ---------------          ---------------
     Total property, plant and equipment                                            5,868                    5,852
Less accumulated depreciation                                                       1,942                    1,777
                                                                               ---------------          ---------------
     Property, plant and equipment, net                                            $3,926                   $4,075
                                                                               ===============          ===============

Depreciation expense for the years ending December 31, 1999 and 1998 and for the period from December 1, 1997 (inception) to December 31, 1997 was $221 million, $200 million and $15 million, respectively. At December 31, 1998, $10 million of the accumulated depreciation reported in the accompanying Consolidated Balance Sheet related to the manufacturing equipment acquired under capital leases that was contributed by Occidental in 1998.

In July 1998, the depreciable lives of certain assets, primarily manufacturing facilities and equipment, were increased from a range of 5 to 25 years to a range of 5 to 30 years. The change was made to more accurately reflect

                            EQUISTAR CHEMICALS, LP
estimated periods during which such assets will remain in service, based upon Equistar's actual experience with those assets. This change was accounted for as a change in accounting estimate and resulted in a $33 million decrease in depreciation expense for 1998.


10.  DEFERRED CHARGES AND OTHER ASSETS

Deferred charges and other assets at December 31, 1999 and 1998 were as follows:

MILLIONS OF DOLLARS                                                                 1999                     1998
-------------------                                                        -------------------      -------------------
Deferred turnaround costs, net                                                           $  74                    $  84
Deferred software costs, net                                                                76                       70
Deferred pension asset                                                                      32                       30
Other                                                                                       97                       73
                                                                           -------------------      -------------------
     Total deferred charges and other assets                                             $ 279                    $ 257
                                                                           ===================      ===================


11.  OTHER ACCRUED LIABILITIES

Other accrued liabilities at December 31, 1999 and 1998 were as follows:

MILLIONS OF DOLLARS                                                                 1999                     1998
-------------------                                                        -------------------      -------------------
Accrued property taxes                                                                   $  68                    $  76
Accrued payroll costs                                                                       68                       44
Accrued interest                                                                            50                       18
Other                                                                                       14                        4
                                                                           -------------------      -------------------
     Total other accrued liabilities                                                     $ 200                    $ 142
                                                                           ===================      ===================


12.  LONG-TERM DEBT AND FINANCING ARRANGEMENTS

In February 1999, Equistar and Equistar Funding Corporation ("Equistar Funding") co-issued $900 million of debt securities. Equistar Funding, a wholly owned subsidiary of Equistar, is a Delaware corporation formed for the sole purpose of facilitating the financing activities of Equistar. Equistar is jointly and severally liable with Equistar Funding on the outstanding notes and new notes. The debt securities include $300 million of 8.50% Notes, which will mature on February 15, 2004, and $600 million of 8.75% Notes, which will mature on February 15, 2009. Equistar used the net proceeds from this offering (i) to repay the $205 million outstanding under a capitalized lease obligation relating to Equistar's Corpus Christi facility, (ii) to repay the outstanding balance under the $500 million credit agreement, after which the $500 million credit agreement was terminated, (iii) to repay the outstanding $150 million, 10.00% Notes due in June 1999, and (iv) to the extent of the remaining net proceeds, to reduce outstanding borrowing under the five-year credit facility and for Partnership working capital purposes.

Equistar has a five-year, $1.25 billion credit facility with a group of banks expiring November 2002. Borrowing under the facility bears interest at either the Federal Funds rate plus 1/2 of 1%, LIBOR plus 1/2 of 1%, a fixed rate offered by one of the sponsoring banks or interest rates that are based on a competitive auction feature wherein the interest rate can be established by competitive bids submitted by the sponsoring banks, depending upon the type of borrowing made under the facility. Borrowing under the facility had a weighted average interest rate of 6.0% and 5.8% at December 31, 1999 and 1998, respectively. Millennium America Inc., a subsidiary of Millennium, provided limited guarantees with respect to the payment of principal and interest on a total of $750 million principal amount of indebtedness under the $1.25 billion revolving credit facility. However, the lenders may not proceed against Millennium America Inc. until they have exhausted their remedies against Equistar. The guarantee will remain in

                            EQUISTAR CHEMICALS, LP
effect indefinitely, but at any time after December 31, 2004, Millennium America Inc. may elect to terminate the guarantee if certain conditions are met including financial ratios and covenants. In addition, Millennium America Inc. may elect to terminate the guarantee if Millennium Petrochemicals Inc. sells its interests in Millennium GP and Millennium LP or if those entities sell their interests in Equistar, provided certain conditions are met including financial ratios and convenants.

The terminated $500 million credit agreement was entered into on June 12, 1998. Borrowing under the agreement bore interest at either the Federal Funds rate plus 1/2 of 1%, LIBOR plus 0.625%, a fixed rate, offered by one of the sponsoring banks or interest rates that were based on a competitive auction feature. At December 31, 1998, the weighted average interest rate for borrowing under the subsequently terminated $500 million credit agreement was 6.1%.

The credit facility is available for working capital and general Partnership purposes as needed and contain covenants relating to liens, sale and leaseback transactions, debt incurrence, leverage and interest coverage ratios, sales of assets and mergers and consolidations.

Long-term debt at December 31, 1999 and 1998 consisted of the following:

MILLIONS OF DOLLARS                                                                 1999                     1998
-------------------                                                        -------------------      -------------------
Bank credit facilities:
     5-year term credit facility                                                  $  800                   $1,150
     $500 million credit agreement                                                    --                      152
Other debt obligations:
     Medium-term notes (due 2000-2005)                                               163                      163
     10.00% Notes due 1999                                                            --                      150
     9.125% Notes due 2002                                                           100                      100
     8.50% Notes due 2004                                                            300                       --
     6.50% Notes due 2006                                                            150                      150
     8.75% Notes due 2009                                                            598                       --
     7.55% Debentures due 2026                                                       150                      150
                                                                                  ------                   ------
          Total long-term debt                                                     2,261                    2,015
Less current maturities                                                               92                      150
                                                                                  ------                   ------
          Long-term debt, net                                                      2,169                    1,865
Capital lease obligations (5.89% due 2000)                                            --                      205
                                                                                  ------                   ------
          Total long-term debt and lease obligations                              $2,169                   $2,070
                                                                                  ======                   ======

Aggregate maturities of long-term debt during the five years subsequent to December 31, 1999 are as follows: 2000-$92 million; 2001-$90 million; 2002-$851 million; 2003-$29 million; 2004-$300 million. A subsidiary of Millennium has guaranteed $750 million of the credit facility. Lyondell remains an obligor on the medium-term notes, the 9.125% Notes, the 6.5% Notes and the 7.55% Debentures, all of which total $563 million. Occidental and Equistar are parties to an agreement with respect to the 8.75% Notes due 2009 pursuant to which Occidental has agreed, under certain limited circumstances, to contribute to Equistar up to $420 million. The 8.75% Notes have a face amount of $600 million and are shown net of unamortized discount.

The medium-term notes mature at various dates from 2000 to 2005 and had a weighted average interest rate of 10.0% and 9.9% at December 31, 1999 and 1998, respectively.


13.  RESTRUCTURING AND OTHER UNUSUAL CHARGES

During the fourth quarter 1999, Equistar recorded a charge of $96 million associated with decisions to shut down polymer reactors at two Equistar sites and to consolidate certain administrative functions between Lyondell and

                            EQUISTAR CHEMICALS, LP

Equistar. The decision to shut down the reactors was based on their high production cost, current market conditions in the polyethylene industry and the flexibility to utilize more efficient reactors to meet customer requirements. Accordingly, Equistar recorded a charge of $72 million to adjust the asset carrying values. The remaining $24 million of the total charge represents severance and other employee-related costs for approximately 500 employee positions that are being eliminated. The eliminated positions, primarily administrative functions, resulted from opportunities to share such services between Lyondell and Equistar and, to a lesser extent, positions associated with the shut down polymer reactors. Through December 31, 1999, no employees had been terminated nor were any payments made. Equistar expects that severance payments will take place in the first quarter of 2000.

During 1997 and 1998, Equistar incurred restructuring charges related to the initial merger and integration of the businesses contributed by Lyondell and Millennium upon formation of the Partnership. Equistar recorded $42 million of these costs in December 1997. These charges included severance and other employee related termination costs of $21 million related to a workforce reduction, which were substantially paid in 1998. The workforce reduction included approximately 430 employees, primarily in duplicate corporate overhead functions. All of these 430 employees were terminated in 1998. Additionally, these restructuring charges included employee relocation costs of $6 million and various other charges of $7 million, all of which were recorded and paid as incurred during 1997. In 1997, Equistar also recorded and paid as incurred $8 million of transaction closing costs.

In 1998, Equistar recorded and paid, as incurred, an additional $12 million in restructuring charges related to the initial merger and integration of Equistar. These costs included costs associated with the consolidation of operations and facilities of $11 million and other miscellaneous charges of $1 million. The restructuring actions related to the initial merger and integration were substantially completed in 1998 and there were no other significant changes to Equistar's original estimate of costs that were accrued as of December 31, 1997. Equistar also incurred restructuring charges of $2 million related to the merger and integration of the Occidental Contributed Business into the Partnership. These charges were recorded and paid as incurred during 1998. There were no amounts accrued as of December 31, 1998 related to the initial merger and integration of Equistar or the merger and integration of the Occidental Contributed Business. The restructuring actions related to the merger and integration of the Occidental Contributed Business into Equistar were substantially completed as of December 31, 1998. All restructuring charges were included in the Unallocated segment. (See Note 17)


14.  LEASE COMMITMENTS

At December 31, 1999, future minimum lease payments relating to noncancelable operating leases with lease terms in excess of one year were as follows:

MILLIONS OF DOLLARS
-------------------
2000                                                                 $ 94
2001                                                                   72
2002                                                                   58
2003                                                                   50
2004                                                                   44
Thereafter                                                            482
                                                       ------------------
    Total minimum lease payments                                     $800
                                                       ==================

Operating lease net rental expense was $112 million and $110 million for the years ending December 31, 1999 and 1998, respectively, and $11 million for the period from December 1, 1997 (inception) to December 31, 1997.

                            EQUISTAR CHEMICALS, LP

Equistar is party to various unconditional purchase obligation contracts as a purchaser for product and services. At December 31, 1999, future minimum payments under these contracts with noncancelable contract terms in excess of one year were as follows:

MILLIONS OF DOLLARS
-------------------
2000                                                                $ 33
2001                                                                  31
2002                                                                  28
2003                                                                  27
2004                                                                  25
Thereafter                                                           147
                                                                    ----
    Total minimum contract payments                                 $291
                                                                    ====

Equistar's total purchases under these agreements were $39 million and $35 million for the years ending December 31, 1999 and 1998, respectively, and $3 million during the period from December 1, 1997 (inception) to December 31, 1997.


15.  PENSION AND OTHER POSTRETIREMENT BENEFITS

All full-time regular employees of the Partnership are covered by defined benefit pension plans sponsored by Equistar. The plans became effective January 1, 1998, except for union represented employees formerly employed by Millennium, whose plans were contributed to Equistar on December 1, 1997, and union represented employees formerly employed by Occidental, whose plans were contributed to Equistar on May 15, 1998. In connection with the formation of Equistar, there were no pension assets or obligations contributed to Equistar, except for the union represented plans described above. Retirement benefits are based upon years of service and the employee's highest three consecutive years of compensation during the last ten years of service. Equistar accrues pension costs based upon an actuarial valuation and funds the plans through periodic contributions to pension trust funds as required by applicable law. Equistar also has unfunded supplemental nonqualified retirement plans, which provide pension benefits for certain employees in excess of the tax qualified plans' limits.

In addition, Equistar sponsors unfunded postretirement benefit plans other than pensions ("OPEB") for both salaried and non-salaried employees, which provide medical and life insurance benefits. These postretirement health care plans are contributory while the life insurance plans are noncontributory. Currently, Equistar pays approximately 80% of the cost of the health care plans, but reserves the right to modify the cost-sharing provisions at any time.

                            EQUISTAR CHEMICALS, LP

The following table provides a reconciliation of benefit obligations, plan assets and the funded status of these plans:

                                                                                                               OTHER
                                                           PENSION BENEFITS                           POSTRETIREMENT BENEFITS
                                              ---------------------------------------       ---------------------------------------
MILLIONS OF DOLLARS                                 1999                   1998                   1999                   1998
-------------------                           ----------------       ----------------       ----------------       ----------------
CHANGE IN BENEFIT OBLIGATION:
  Benefit obligation, January 1                    $  88                  $  21                  $  69                  $  50
  Benefit obligation contributed by Occidental        --                     46                     --                     14
  Service cost                                        22                     16                      4                      3
  Interest cost                                        7                      5                      6                      4
  Actuarial (gain) loss                               (8)                     5                     (2)                    (2)
  Benefits paid                                      (10)                    (5)                    --                     --
                                                   -----                  -----                  -----                  -----
  Benefit obligation, December 31                     99                     88                     77                     69
                                                   -----                  -----                  -----                  -----
CHANGE IN PLAN ASSETS:
  Fair value of plan assets, January 1                88                     40                     --                     --
  Fair value of plan assets contributed by
    Occidental                                        --                     51                     --                     --
  Actual return of plan assets                         7                      1                     --                     --
  Partnership contributions                           16                      1                     --                     --
  Benefits paid                                      (10)                    (5)                    --                     --
                                                   -----                  -----                  -----                  -----
  Fair value of plan assets, December 31             101                     88                     --                     --
                                                   -----                  -----                  -----                  -----
  Funded status                                        2                     --                    (77)                   (69)
  Unrecognized actuarial loss                          5                     13                     13                     16
                                                   -----                  -----                  -----                  -----
  Net amount recognized                            $   7                  $  13                  $ (64)                 $ (53)
                                                   =====                  =====                  =====                  =====

AMOUNTS RECOGNIZED IN THE CONSOLIDATED
  BALANCE SHEETS CONSIST OF:
    Prepaid benefit cost                          $  33                   $  30                  $  --                  $  --
    Accrued benefit liability                       (26)                    (17)                   (64)                   (53)
                                                  -----                   -----                  -----                  -----
  Net amount recognized                           $   7                   $  13                  $ (64)                 $ (53)
                                                  =====                   =====                  =====                  =====

The benefit obligation, accumulated benefit obligation and fair value of assets for pension plans with benefit obligations in excess of plan assets were $40 million, $26 million and $13 million, respectively, as of December 31, 1999 and $24 million, $17 million and $5 million, respectively, as of December 31, 1998.

Net periodic pension and other postretirement benefit costs included the following components:

                                                                                                              OTHER
                                                             PENSION BENEFITS                        POSTRETIREMENT BENEFITS
                                                 -------------------------------------       ------------------------------------
MILLIONS OF DOLLARS                                    1999                  1998                  1999                 1998
-------------------                              ---------------       ---------------       ---------------      ---------------
COMPONENTS OF NET PERIODIC BENEFIT COST:
  Service cost                                             $  22                 $  16                 $   4                $   3
  Interest cost                                                7                     5                     6                    4
  Amortization of actuarial loss                               1                    --                     1                   --
  Expected return of plan assets                              (8)                   (6)                   --                   --
                                                 ---------------       ---------------       ---------------      ---------------
  Net periodic benefit cost after settlement               $  22                 $  15                 $  11                $   7
                                                 ===============       ===============       ===============      ===============

                            EQUISTAR CHEMICALS, LP

                                                                                                               OTHER
                                                             PENSION BENEFITS                         POSTRETIREMENT BENEFITS
                                                 -------------------------------------       -------------------------------------
                                                        1999                  1998                  1999                  1998
                                                 ---------------       ---------------       ---------------       ---------------
WEIGHTED-AVERAGE ASSUMPTIONS AS OF
  DECEMBER 31:
  Discount rate                                             8.00%                 6.75%                 8.00%                 6.75%
  Expected return on plan assets                            9.50%                 9.50%                  - -                   - -
  Rate of compensation increase                             4.75%                 4.75%                 4.75%                 4.75%

The non-union plans became effective January 1, 1998; therefore, Equistar did not recognize any net periodic pension cost during the period from December 1, 1997 (inception) to December 31, 1997. The accrued postretirement benefit liabilities at December 31, 1997 were calculated and contributed as of December 31, 1997; therefore, there were no net periodic postretirement benefit costs for the period from December 1, 1997 (inception) to December 31, 1997.

For measurement purposes, the assumed annual rate of increase in the per capita cost of covered health care benefits as of December 31, 1999 was 7.0% for 2000-2001 and 5.0% thereafter. The health care cost trend rate assumption does not have a significant effect on the amounts reported. To illustrate, increasing or decreasing the assumed health care cost trend rates by one percentage point in each year would change the accumulated postretirement benefit liability as of December 31, 1999 by less than $2 million and would not have a material effect on the aggregate service and interest cost components of the net periodic postretirement benefit cost for the year then ended.

Equistar also maintains voluntary defined contribution savings plans for eligible employees. Contributions to the plans by Equistar were $20 million, $15 million and less than $1 million for the years ended December 31, 1999 and 1998 and during the period from December 1, 1997 (inception) to December 31, 1997, respectively.


16.  COMMITMENTS AND CONTINGENCIES

Equistar has various purchase commitments for materials, supplies and services incident to the ordinary conduct of business. In the aggregate, such commitments are not at prices in excess of current market. See also Note 6, describing related party commitments.

The Partnership is also subject to various lawsuits and proceedings. Subject to the uncertainty inherent in all litigation, management believes the resolution of these proceedings will not have a material adverse effect upon the financial statements or liquidity of Equistar.

Equistar has agreed to indemnify and defend Lyondell and Millennium, individually, against certain uninsured claims and liabilities which Equistar may incur relating to the operation of the Contributed Business prior to December 1, 1997 up to $7 million each within the first seven years of the Partnership, subject to certain terms of the Asset Contribution Agreements. Equistar has also agreed to indemnify Occidental up to $7 million on a similar basis relating to the operation of the Occidental Contributed Business prior to May 15, 1998. During the years ended December 31, 1999 and 1998, Equistar incurred $11 million and $5 million, respectively, for these uninsured claims and liabilities. No expenses were incurred for these uninsured claims and liabilities during the period December 1, 1997 (inception) to December 31, 1997.

Equistar's policy is to be in compliance with all applicable environmental laws. Equistar is subject to extensive environmental laws and regulations concerning emissions to the air, discharges to surface and subsurface waters and the generation, handling, storage, transportation, treatment and disposal of waste materials. Some of these laws and regulations are subject to varying and conflicting interpretations. In addition, Equistar cannot accurately predict

                            EQUISTAR CHEMICALS, LP
future developments, such as increasingly strict requirements of environmental laws, inspection and enforcement policies and compliance costs therefrom which might affect the handling, manufacture, use, emission or disposal of products, other materials or hazardous and non-hazardous waste. Equistar had no reserves for environmental matters as of December 31, 1999 and 1998.

In the opinion of management, any liability arising from the matters discussed in this Note is not expected to have a material adverse effect on the financial statements or liquidity of Equistar. However, the adverse resolution in any reporting period of one or more of these matters discussed in this Note could have a material impact on Equistar's results of operations for that period without giving effect to contribution or indemnification obligations of co-defendants or others, or to the effect of any insurance coverage that may be available to offset the effects of any such award.


17.  SEGMENT INFORMATION AND RELATED INFORMATION

Using the guidelines set forth in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, Equistar has identified two segments in which it operates. The reportable segments are petrochemicals and polymers.
The petrochemicals segment includes olefins, oxygenated chemicals, aromatics and specialty chemicals. Olefins include ethylene, propylene and butadiene, and the oxygenated chemicals include ethylene oxide, ethylene glycol, ethanol and MTBE. Aromatics include benzene and toluene. The polymers segment consists of polyolefins, including high-density polyethylene, low-density polyethylene, linear low-density polyethylene, polypropylene, and performance polymers. The performance polymers include enhanced grades of polyethylene, including wire and cable resins, and polymeric powders. The concentrates and compounds business, which was part of performance polymers products, was sold effective April 30, 1999 (see Note 18).

No customer accounted for 10% or more of sales during the years ended December 31, 1999 and 1998 or the one-month ended December 31, 1997.

The accounting policies of the segments are the same as those described in "Summary of Significant Accounting Policies" (see Note 2).

                            EQUISTAR CHEMICALS, LP

Summarized financial information concerning Equistar's reportable segments is shown in the following table. Intersegment sales between the petrochemicals and polymers segments were made at prices based on current market values.

MILLIONS OF DOLLARS                 PETROCHEMICALS          POLYMERS            UNALLOCATED         ELIMINATIONS        CONSOLIDATED
-------------------                 --------------          --------            -----------         ------------        ------------
For the year ended December 31,
 1999:
Sales and other operating
operating revenues:

    Customers                                $3,412               $2,024               $  - -               $   - -         $ 5,436
    Intersegment                              1,324                  - -               $  - -                (1,324)            - -
                                 ------------------     ----------------      ---------------      ----------------      ----------
                                             $4,736               $2,024               $  - -               $(1,324)        $ 5,436
                                 ==================     ================      ===============      ================      ==========
Restructuring and other
   unusual charges                           $  - -               $  - -               $   96               $   - -         $    96
                                 ==================     ================      ===============      ================      ==========
Operating income                             $  447               $   51               $ (336)              $   - -         $   162
                                 ==================     ================      ===============      ================      ==========
Total assets                                 $3,671               $1,551               $1,514               $   - -         $ 6,736
                                 ==================     ================      ===============      ================      ==========
Capital expenditures                         $   61               $   83               $   13               $   - -         $   157
                                 ==================     ================      ===============      ================      ==========
Depreciation and
  amortization expense                       $  194               $   53               $   53               $   - -         $   300
                                 ==================     ================      ===============      ================      ==========


For the year ended December 31,
 1998:
Sales and other operating
  operating revenues:
    Customers                                $2,351               $2,012               $  - -               $   - -         $ 4,363
    Intersegment                              1,112                   46                  - -                (1,158)            - -
                                 ------------------     ----------------      ---------------      ----------------      ----------
                                             $3,463               $2,058               $  - -               $(1,158)        $ 4,363
                                 ==================     ================      ===============      ================      ==========
Restructuring and other
   unusual charges                           $  - -               $  - -               $   14               $   - -         $    14
                                 ==================     ================      ===============      ================      ==========
Operating income                             $  319               $  177               $ (214)              $   - -         $   282
                                 ==================     ================      ===============      ================      ==========
Total assets                                 $3,625               $1,563               $1,477               $   - -         $ 6,665
                                 ==================     ================      ===============      ================      ==========
Capital expenditures                         $   71               $  116               $   13               $   - -         $   200
                                 ==================     ================      ===============      ================      ==========
Depreciation and
  amortization expense                       $  152               $   65               $   51               $   - -         $   268
                                 ==================     ================      ===============      ================      ==========


For the period from December 1, 1997
 (inception) to December 31, 1997:
Sales and other
  operating revenues:
    Customers                                $  179               $  186               $  - -               $   - -         $   365
    Intersegment                                105                  - -                  - -                  (105)            - -
                                 ------------------     ----------------      ---------------      ----------------      ----------
                                             $  284               $  186               $ - -                $  (105)        $   365
                                 ==================     ================      ===============      ================      ==========
Restructuring and other
   unusual charges                           $  - -               $  - -               $  42                $   - -         $    42
                                 ==================     ================      ===============      ================      ==========
Operating income                             $   47               $   22               $ (54)               $   - -         $    15
                                 ==================     ================      ===============      ================      ==========
Total assets                                 $1,668               $1,504               $1,428               $   - -         $ 4,600
                                 ==================     ================      ===============      ================      ==========
Capital expenditures                         $    7               $    4               $    1               $   - -         $    12
                                 ==================     ================      ===============      ================      ==========
Depreciation and
  amortization expense                       $    7               $    7               $    5               $   - -         $    19
                                 ==================     ================      ===============      ================      ==========

                            EQUISTAR CHEMICALS, LP

The following table presents the details of "Operating income" as presented above in the "Unallocated" column for the years ended December 31, 1999 and 1998 and for the period from December 1, 1997 (inception) to December 31, 1997:

MILLIONS OF DOLLARS                                                           1999                1998                1997
-------------------                                                     -------------       -------------       -------------
Expenses not allocated to petrochemicals and polymers:
     Principally general and administrative expenses                            $(240)              $(200)              $ (12)
     Restructuring and other unusual charges                                      (96)                (14)                (42)
                                                                        -------------       -------------       -------------
          Total--Unallocated                                                    $(336)              $(214)              $ (54)
                                                                        =============       =============       =============

The following table presents the details of "Total assets" as presented above in the "Unallocated" column as of December 31, for the years indicated:

MILLIONS OF DOLLARS                                                           1999               1998               1997
-------------------                                                     -------------      -------------      -------------
Cash                                                                           $  108             $   66             $   41
Accounts receivable--trade and related parties                                     18                 14                - -
Receivable with partners                                                          - -                - -                150
Prepaids and other current assets                                                  22                 25                 24
Property, plant and equipment, net                                                 58                 48                 16
Goodwill, net                                                                   1,119              1,151              1,139
Deferred charges and other assets                                                 189                173                 58
                                                                        -------------      -------------      -------------
                                                                               $1,514             $1,477             $1,428
                                                                        =============      =============      =============


18.  SALE OF CONCENTRATES AND COMPOUNDS BUSINESS

Effective April 30, 1999, Equistar completed the sale of its concentrates and compounds business. The transaction included two manufacturing facilities, located in Heath, Ohio and Crockett, Texas, and related inventories. Equistar recorded a net gain on the sale of approximately $42 million reported in "Other income, net" in the Consolidated Statements of Income.

                          LYONDELL-CITGO REFINING LP

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Partnership Governance Committee
of LYONDELL-CITGO Refining LP

In our opinion, the accompanying balance sheet as of December 31, 1999, the related statements of income, partners' capital and cash flows for the year then ended, and the statements of income, partners' capital and cash flows for the year ended December 31, 1997 present fairly, in all material respects, the financial position of LYONDELL-CITGO Refining LP (the Partnership) at December 31, 1999, and the results of its operations and its cash flows for the year ended December 31, 1999 and the year ended December 31, 1997 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 2 to the financial statements, the Partnership does not currently have the ability to repay its $450 million note payable that is due May 5, 2000, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



PRICEWATERHOUSECOOPERS LLP

Houston, Texas
February 25, 2000

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



DELOITTE & TOUCHE LLP

Houston, Texas
February 11, 1999

                           LYONDELL-CITGO REFINING LP

                              STATEMENTS OF INCOME


                                                                              FOR THE YEAR ENDED DECEMBER 31
                                                         --------------------------------------------------------------------
MILLIONS OF DOLLARS                                               1999                     1998                     1997
-------------------                                      ------------------       ------------------       ------------------
SALES AND OTHER OPERATING REVENUES                                   $2,571                   $2,055                   $2,697

OPERATING COSTS AND EXPENSES:
     Cost of sales:
          Crude oil and feedstock                                     1,959                    1,264                    1,960
          Operating and other expenses                                  473                      490                      482
     Selling, general and administrative expenses                        66                       78                       72
     Unusual charges                                                      6                       10                      - -
                                                         ------------------       ------------------       ------------------
                                                                      2,504                    1,842                    2,514
                                                         ------------------       ------------------       ------------------

     Operating income                                                    67                      213                      183

Interest expense                                                        (45)                     (44)                     (37)
Interest income                                                           1                        1                        2
                                                         ------------------       ------------------       ------------------
     Income before state income taxes                                    23                      170                      148

Provision for (benefit from) state income taxes                          (1)                       1                        1
                                                         ------------------       ------------------       ------------------
NET INCOME                                                           $   24                   $  169                   $  147
                                                         ==================       ==================       ==================

                       See Notes to Financial Statements.

                           LYONDELL-CITGO REFINING LP

                                 BALANCE SHEETS


                                                                                               DECEMBER 31
                                                                             --------------------------------------------
MILLIONS OF DOLLARS                                                                   1999                      1998
-------------------                                                          ------------------        ------------------
ASSETS
Current assets:
     Cash and cash equivalents                                                          $    16                    $   24
     Accounts receivable:
          Trade, net                                                                         43                        39
          Related parties and affiliates                                                    101                        26
     Inventories                                                                             47                       106
     Prepaid expenses and other current assets                                               12                         2
                                                                             ------------------        ------------------
          Total current assets                                                              219                       197
                                                                             ------------------        ------------------

Property, plant and equipment                                                             2,255                     2,234
Construction projects in progress                                                           112                        80
Accumulated depreciation and amortization                                                (1,017)                     (944)
                                                                             ------------------        ------------------
                                                                                          1,350                     1,370
Deferred charges and other assets                                                            60                        70
                                                                             ------------------        ------------------
Total assets                                                                            $ 1,629                    $1,637
                                                                             ==================        ==================

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
     Accounts payable:
          Trade                                                                         $    75                    $   71
          Related parties and affiliates                                                    129                        42
     Distribution payable to Lyondell Partners                                               33                        19
     Distribution payable to CITGO Partners                                                  23                        13
     Loan payable to bank                                                                   - -                        20
     Current maturities of long-term debt                                                   450                       - -
     Taxes, payroll and other liabilities                                                    47                        38
                                                                             ------------------        ------------------
          Total current liabilities                                                         757                       203
                                                                             ------------------        ------------------

Long-term debt, less current maturities                                                     - -                       450
Loans payable to Lyondell Partners                                                          219                       231
Loans payable to CITGO Partners                                                              28                        36
Pension, postretirement benefit and other liabilities                                        69                        68
                                                                             ------------------        ------------------
          Total long-term liabilities                                                       316                       785
Commitments and contingencies
Partners' capital                                                                           556                       649
                                                                             ------------------        ------------------
Total liabilities and partners' capital                                                 $ 1,629                    $1,637
                                                                             ==================        ==================

                       See Notes to Financial Statements.

                           LYONDELL-CITGO REFINING LP

                            STATEMENTS OF CASH FLOWS


                                                                                   For the year ended December 31
                                                              ---------------------------------------------------------------------
MILLIONS OF DOLLARS                                                    1999                     1998                     1997
-------------------                                           ------------------       ------------------       -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                            $  24                    $ 169                     $ 147
     Adjustments to reconcile net income to
       net cash provided by operating activities:
          Depreciation and amortization                                      103                      100                        91
          (Increase) decrease in accounts receivable - trade,
           net                                                               (4)                      (2)                        72
          (Increase) decrease in accounts receivable -
           related parties                                                   (75)                      16                         9
          Decrease (increase) in inventories                                  59                       (9)                      - -
          Increase in prepaid expenses and other current
           assets                                                            (10)                      (1)                       (1)
          Increase (decrease) in accounts payable - trade                      4                        4                       (89)
          Increase (decrease) in accounts payable - related
           parties                                                            87                      (83)                      (27)
          Increase in taxes, payroll and other liabilities                     9                        3                         5
          (Increase) in deferred charges and other assets and
           change in pension, postretirement benefit and other
           liabilities                                                       (16)                     (28)                        5
                                                              ------------------       ------------------       -------------------
               Net cash provided by operating activities                     181                      169                       212
                                                              ------------------       ------------------       -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for property, plant and equipment:
          Maintenance capital expenditures                                   (13)                     (19)                      (12)
          Environmental capital expenditures                                 (19)                     (12)                      (11)
          Capital enhancement expenditures                                   (24)                     (27)                      (17)
          Refinery upgrade expenditures                                      - -                       (3)                      (45)
                                                              ------------------       ------------------       -------------------
               Total capital expenditures                                    (56)                     (61)                      (85)
     Other                                                                    (1)                      (1)                       (1)
                                                              ------------------       ------------------       -------------------
               Net cash used in investing activities                         (57)                     (62)                      (86)
                                                              ------------------       ------------------       -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from (repayment of) bank loan                                  (20)                      20                       (10)
     Contributions from Lyondell Partners                                    - -                      - -                        66
     Contributions from CITGO Partners                                       - -                      - -                        63
     Proceeds from Lyondell Partners' loans                                   35                       35                        20
     Proceeds from CITGO Partners' loans                                      25                       19                        16
     Distributions to Lyondell Partners                                     (101)                    (130)                     (147)
     Distributions to CITGO Partners                                         (71)                     (92)                      (91)
     Reimbursements from CITGO Partners                                      - -                      - -                        10
                                                              ------------------       ------------------       -------------------
               Net cash used in financing activities                        (132)                    (148)                      (73)
                                                              ------------------       ------------------       -------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (8)                     (41)                       53
Cash and cash equivalents at beginning of period                              24                       65                        12
                                                              ------------------       ------------------       -------------------
Cash and cash equivalents at end of period                                 $  16                    $  24                     $  65
                                                              ==================       ==================       ===================

                       See Notes to Financial Statements.

                           LYONDELL-CITGO REFINING LP

                        STATEMENTS OF PARTNERS' CAPITAL


                                                                   LYONDELL                  CITGO
MILLIONS OF DOLLARS                                                PARTNERS                 PARTNERS                  TOTAL
-------------------                                         ------------------       ------------------       ------------------
BALANCE, JANUARY 1, 1997                                                 $  57                    $ 606                    $ 663

     Cash contributions                                                     66                       73                      139
     Distributions                                                        (158)                    (118)                    (276)
     Net income                                                            103                       44                      147
                                                            ------------------       ------------------       ------------------

BALANCE, DECEMBER 31, 1997                                                  68                      605                      673

     Distributions                                                        (113)                     (80)                    (193)
     Net income                                                            110                       59                      169
                                                            ------------------       ------------------       ------------------

BALANCE, DECEMBER 31, 1998                                                  65                      584                      649

     Other contributions                                                    47                       32                       79
     Distributions                                                        (115)                     (81)                    (196)
     Net income                                                             23                        1                       24
                                                            ------------------       ------------------       ------------------
BALANCE, DECEMBER 31, 1999                                               $  20                    $ 536                    $ 556
                                                            ==================       ==================       ==================

                       See Notes to Financial Statements.

                          LYONDELL-CITGO REFINING LP

                         NOTES TO FINANCIAL STATEMENTS


1.  THE PARTNERSHIP

On July 1, 1993, Lyondell Chemical Company ("Lyondell") and CITGO Petroleum Corporation ("CITGO") announced the commencement of operations of LYONDELL-CITGO Refining LP ("LCR" or "Partnership") (formerly LYONDELL-CITGO Refining Company Ltd.), a new entity formed and owned by subsidiaries of Lyondell and CITGO in order to own and operate a refinery ("Refinery") located adjacent to the Houston Ship Channel in Houston, Texas and a lube oil blending and packaging plant in Birmingport, Alabama.

Lyondell owns its interest in the Partnership through wholly owned subsidiaries, Lyondell Refining LP, LLC ("Lyondell LP") and Lyondell Refining Company ("Lyondell GP") (formerly LOwner). Lyondell LP and Lyondell GP together are known as Lyondell Partners. CITGO holds its interest through CITGO Refining Investment Company ("CITGO LP") (formerly COwner) and CITGO Gulf Coast Refining, Inc. ("CITGO GP"), both wholly owned subsidiaries of CITGO. CITGO LP and CITGO GP together are known as CITGO Partners. Lyondell Partners and CITGO Partners together are known as the Partners.

During 1998, LCR converted from a Texas limited liability company to a Delaware limited partnership. Accordingly, the name was changed from LYONDELL-CITGO Refining Company Ltd. to LYONDELL-CITGO Refining LP. LCR will continue in existence until it is dissolved under the terms of the Limited Partnership Agreement ("Agreement").

The Partners have agreed to allocate net income and cash provided by operating activities based on certain contributions and other factors instead of allocating such amounts based on their capital account balances. Based upon these contributions and other factors, Lyondell Partners and CITGO Partners had ownership interests of approximately 59 percent and 41 percent, respectively, as of December 31, 1999. CITGO Partners have a one-time option, expiring September 30, 2000, to increase their participation interest in LCR up to 50 percent by making an additional capital contribution.

At December 31, 1999, the Partnership employed approximately 1,100 full-time employees. Of these, approximately 650 were covered by collective bargaining agreements between LCR and the Paper, Allied-Industrial, Chemical and Energy Workers International Union ("PACE"), formerly the Oil, Chemical and Atomic Workers International Union ("OCAW"). LCR also uses the services of independent contractors in the routine conduct of its business.


2.  LIQUIDITY

LCR has $450 million outstanding under a five-year term credit facility, which expires in May 2000. Lyondell and CITGO expect that LCR will be able to extend or refinance this debt before it is due. However, because there is presently no definitive agreement in place, the debt is classified as a current liability. The inability to extend or refinance the debt would raise substantial doubt about LCR's ability to continue as a going concern in its present form. No effect has been given to this uncertainty in these financial statements.


3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition--Revenue from product sales is recognized upon delivery of products to the customer.

Cash and Cash Equivalents--Cash equivalents consist of highly liquid debt instruments such as certificates of deposit, commercial paper and money market accounts purchased with an original maturity date of three months or

                          LYONDELL-CITGO REFINING LP
less. Cash equivalents are stated at cost, which approximates fair value. The Partnership's policy is to invest cash in conservative, highly rated instruments and limit the amount of credit exposure to any one institution.

Accounts Receivable--The Partnership sells its products primarily to companies in the petrochemical and refining industries. The Partnership performs ongoing credit evaluations of its customers' financial condition and in certain circumstances requires letters of credit from them. The Partnership's allowance for doubtful accounts receivable, which is reflected in the Balance Sheets as a reduction of accounts receivable-trade, totaled approximately $50,000 and $179,000 at December 31, 1999 and 1998, respectively.

Inventories--Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out ("LIFO") basis except for materials and supplies, which are valued at average cost.

Property, Plant and Equipment--Property, plant and equipment are recorded at cost. The primary components of property, plant and equipment are manufacturing facilities and equipment. Depreciation of property, plant and equipment is computed using the straight-line method over the estimated useful lives of the related assets which range from five to thirty years.

Upon retirement or sale, the Partnership removes the cost of the assets and the related accumulated depreciation from the accounts and reflects any resulting gains or losses in income. Interest incurred on debt during the construction of major projects is capitalized.

Effective January 1, 1998, the depreciable life of assets related to an upgrade project completed in February 1997 was increased from twenty to twenty-four years. These changes were accounted for as a change in accounting estimate. The gross value of these assets when the depreciable life changed was approximately $1 billion with accumulated depreciation of approximately $52 million. The increase in the depreciable life of these assets decreased depreciation expense by approximately $9 million for each of the years ended December 31, 1999 and 1998.

Turnaround Maintenance and Repair Expenses--Cost of repairs and maintenance incurred in connection with turnarounds of major units at the Refinery exceeding $5 million are deferred and amortized using the straight-line method, until the next planned turnaround, generally four to six years. These costs consist of maintenance, repair and replacement costs that are necessary to maintain, extend and improve the operating capacity and efficiency rates of the production units. Amortization of deferred turnaround costs for 1999, 1998 and 1997 was approximately $13 million, $12 million and $10 million, respectively. Other turnaround costs and ordinary repair and maintenance costs are expensed as incurred.

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

Exchanges--Inventory exchange transactions, which involve homogeneous commodities in the same line of business and do not involve the payment or receipt of cash, are not accounted for as purchases and sales. Any resulting volumetric exchange balances are accounted for as inventory in accordance with the normal LIFO valuation policy. Exchanges settled through payment or receipt of cash are accounted for as purchases or sales.

Income Taxes--Deferred taxes result from temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes and are calculated based upon cumulative book and tax differences in the

                          LYONDELL-CITGO REFINING LP

Balance Sheets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes.

Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Long-Lived Assets Impairment--LCR periodically evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of long-lived assets is considered impaired when the separately identifiable anticipated net undiscounted cash flow from such asset is less than its carrying value.

Comprehensive Income--Effective January 1, 1998, LCR adopted SFAS No. 130, Reporting Comprehensive Income. LCR had no items of other comprehensive income during the three years ended December 31, 1999.

Derivatives--In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Subsequently, the FASB delayed the effective date by one year. The statement is effective for the Partnership's calendar year 2001. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending upon whether a derivative instrument is designed as part of a hedge transaction and, if it is, the type of hedge transaction. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the hedged item. The ineffective portion of all derivatives designated as hedges will be recognized in current-period earnings. LCR is currently evaluating the effect that SFAS No. 133 implementation will have on LCR's Balance Sheets and Statements of Income.

Reclassifications--Certain previously reported amounts have been restated to conform to classifications adopted in 1999.


4.  RELATED PARTY TRANSACTIONS

LCR is party to agreements with the following related parties:
    .  PDVSA
    .  PDVSA Oil
    .  CITGO
    .  CITGO Partners
    .  Lyondell
    .  Lyondell Partners
    . Equistar Chemicals, LP ("Equistar") a 41% owned investment of Lyondell . Atlantic Richfield Company ("ARCO"), former parent of Lyondell
    .  ARCO PipeLine Company, a former affiliate of Lyondell

LCR buys a substantial majority of its crude oil supply at market-based prices, adjusted for certain indexed items (see Note 13), from PDVSA Oil under the terms of a long-term crude oil supply agreement ("Crude Supply Agreement"). Under the terms of a long-term product sales agreement, CITGO buys all of the gasoline, low sulfur diesel and jet fuel produced at the Refinery at market-based prices.

                          LYONDELL-CITGO REFINING LP

LCR is party to a number of feedstock, product sales and administrative service agreements with Lyondell and Equistar. In addition, a tolling agreement provides for the production of alkylate and methyl tertiary butyl ether for the Partnership at Equistar's Channelview, Texas petrochemical complex.

Effective January 1, 1999, the Partnership entered into a lubricant facility operating agreement and lubricant sales agreements with CITGO. The lubricant facility operating agreement allows CITGO to operate the lubricant facility in Birmingport, Alabama while the Partnership retains ownership. Under the terms of the lubricant sales agreements, CITGO buys paraffinic lubricants base oil, naphthenic lubricants, white mineral oils and specialty oils from the Partnership.

During 1999, 1998 and 1997, LCR paid Lyondell Partners approximately $9 million, $9 million and $13 million, respectively, for interest on loans related to funding a portion of the upgrade project at the Refinery and other capital expenditures. Also, during 1999, 1998 and 1997, LCR paid CITGO Partners approximately $1 million, $2 million and $1 million, respectively, for interest on loans related to funding a portion of the upgrade project at the Refinery and other capital expenditures.

Related party transactions are summarized as follows:

                                                                            FOR THE YEAR ENDED DECEMBER 31
                                                         ------------------------------------------------------------------
MILLIONS OF DOLLARS                                              1999                    1998                    1997
-------------------                                      ------------------      ------------------      ------------------
LCR billed related parties for the following:
---------------------------------------------
Sales of products:
    Equistar (a)                                                     $  190                  $  131                  $  188
    CITGO                                                             1,755                   1,424                   1,791
    PDVSA                                                               - -                     - -                       7
    ARCO                                                                - -                     - -                       1
  Services and cost sharing arrangements:
    Lyondell                                                              3                       4                       5
    CITGO                                                                 2                     - -                     - -
  Financing costs in connection with upgrade
    project: CITGO Partners                                             - -                     - -                       7
  Delivery shortfalls under Crude Supply
    Agreement: PDVSA Oil                                                 12                     - -                     - -

Related parties billed LCR for the following:
---------------------------------------------
  Purchase of products:
    Equistar (a)                                                        263                     238                     351
    CITGO                                                                46                      31                      42
    PDVSA                                                               764                     547                   1,019
  Transportation charges:
    CITGO                                                                 1                       1                       2
    PDVSA                                                                 4                       9                       7
    ARCO PipeLine Company                                               - -                     - -                       4
  Services and cost sharing arrangements:
    Lyondell                                                              4                       4                       7
    CITGO                                                                 1                     - -                     - -

(a) These transactions were with Lyondell prior to December 1, 1997.

                          LYONDELL-CITGO REFINING LP

5.  SUPPLEMENTAL CASH FLOW INFORMATION

At December 31, 1999, 1998 and 1997, property, plant and equipment included approximately $7 million, $9 million and $13 million, respectively, of non-cash additions which related to accounts payable accruals.

During 1999, 1998 and 1997, LCR paid interest of approximately $37 million, $43 million and $42 million, respectively. Of the interest paid during 1997, approximately $9 million was capitalized. No interest costs were capitalized during 1999 or 1998. During 1998 and 1997, LCR paid approximately $1 million each year for state income and franchise taxes.


6.  FINANCIAL INSTRUMENTS

The fair value of all financial instruments included in current assets and current liabilities, including cash and cash equivalents, accounts receivable, accounts payable and loans payable to bank, approximated their carrying value due to their short maturity. The fair value of long-term loans payable approximated their carrying value because they bear interest at variable rates.

At December 31, 1999, LCR had issued letters of credit totaling approximately $9 million.

The Partnership is party to take-or-pay contracts for hydrogen and electricity. At December 31, 1999, future minimum payments under these contracts with noncancelable contract terms in excess of one year were as follows:

MILLIONS OF DOLLARS
-------------------
2000                                                              $ 40
2001                                                                40
2002                                                                29
2003                                                                29
2004                                                                29
Thereafter                                                         357
                                                    ------------------
     Total minimum lease payments                                 $524
                                                    ==================

Total LCR purchases under these agreements were approximately $87 million, $81 million and $90 million during 1999, 1998 and 1997, respectively.


7.  INVENTORIES

Inventories were as follows at December 31:

MILLIONS OF DOLLARS                                                         1999                    1998
-------------------                                                -------------------      ------------------
Crude oil                                                                        $  14                   $  47
Refined products                                                                    20                      45
Materials and supplies                                                              13                      14
                                                                   -------------------      ------------------
    Total inventories                                                            $  47                   $ 106
                                                                   ===================      ==================

During the year ended December 31, 1999, inventories were reduced, which resulted in a liquidation of LIFO inventory layers carried at costs which prevailed in prior years. The effect of the liquidation was to decrease cost of

                          LYONDELL-CITGO REFINING LP
sales and increase net income by approximately $1 million. There were no significant liquidations of LIFO inventories in 1998 or 1997. The excess of replacement cost of inventories over the carrying value was approximately $115 million and $40 million at December 31, 1999 and 1998, respectively.


8.  FINANCING ARRANGEMENTS

In May 1995, LCR entered into two credit facilities totaling $520 million with a group of banks. The first facility, a $70 million, 364-day revolving working capital facility, was most recently renewed in April 1999, and is being utilized for general business purposes and for letters of credit. At December 31, 1999, no amounts were outstanding under this credit facility. At December 31, 1998, $20 million was outstanding under this credit facility with a weighted average interest rate of 5.3 percent. Interest for this credit facility is based on either prime, eurodollar rates or based on a competitive auction feature wherein the interest rate can be established by competitive bids submitted by the participating banks, all at LCR's option. The second facility is a $450 million, five-year term credit facility that was used to partially fund an upgrade project at the Refinery which was completed in February 1997. This second facility is due in May of 2000 and accordingly in 1999 the $450 million was reclassified from a long-term liability to a current liability (see Note 2). At both December 31, 1999 and 1998, $450 million was outstanding under this credit facility with a weighted average interest rate of 5.8 percent and 6.2 percent, respectively. Interest for this facility is based on prime or eurodollar rates at the Partnership's option.

Both facilities contain covenants that required LCR to maintain a minimum net worth which increased each year until 1998 and maintain certain financial ratios defined in the agreements. The facilities also contain other customary covenants which limit the Partnership's ability to modify certain significant contracts, incur additional debt or liens, dispose of assets, make restricted payments as defined in the agreements or merge or consolidate with other entities. In August 1999 both facilities were amended to change the covenant calculations of certain financial ratios. In consideration for these changes the Partners agreed that LCR would defer payment of interest accrued on loans payable to the Partners (see next two paragraphs) from July 1, 1999 through the termination date of the two facilities.

In October 1995 LCR began borrowing funds from Lyondell Partners in connection with the upgrade project at the Refinery and other capital expenditures. These loans are due on July 1, 2003 and are subordinate to the two bank credit facilities. At December 31, 1999 and 1998, these subordinated loans totaled approximately $219 million and $231 million, respectively, and had a weighted average interest rate of 5.5 percent and 5.8 percent, respectively. Interest on these loans is based on eurodollar rates. Interest was payable at the end of each calendar quarter through June 30, 1999, but is now deferred, due to the amendment of the two bank credit facilities noted above.

In January 1997 LCR began borrowing funds from CITGO Partners in connection with the upgrade project at the Refinery and other capital expenditures. These loans are due on July 1, 2003 and are subordinate to the two bank credit facilities. At December 31, 1999 and 1998, these subordinated loans totaled approximately $28 million and $36 million, respectively, and had a weighted average interest rate of 5.5 percent and 5.8 percent, respectively. Interest on these loans is based on eurodollar rates. Interest was payable at the end of each calendar quarter through June 30, 1999, but is now deferred, due to the amendment of the two bank credit facilities noted above.

In December 1999 the Partners agreed to reclassify part of the outstanding balance of their respective loans to their respective partners' capital accounts in relation to their ownership interests of approximately 59 percent for Lyondell Partners and 41 percent for CITGO Partners. Approximately $47 million and $32 million of Lyondell Partners' and CITGO Partners' loans, respectively, were reclassified to the respective partners' capital accounts.

                          LYONDELL-CITGO REFINING LP

During 1999, 1998 and 1997, LCR incurred approximately $45 million, $44 million and $45 million of interest cost, respectively. Of the interest cost incurred in 1997, the Partnership capitalized approximately $9 million. No interest costs were capitalized in 1999 or 1998.


9.  LEASE COMMITMENTS

LCR leases crude oil storage facilities, a fleet of railroad tank cars, computers, office equipment and other items. At December 31, 1999, future minimum lease payments for operating leases with noncancelable lease terms in excess of one year were as follows:

MILLIONS OF DOLLARS
-------------------
2000                                                           $13
2001                                                            13
2002                                                             9
2003                                                             1
2004                                                             1
Thereafter                                                       6
                                                ------------------
     Total minimum lease payments                              $43
                                                ==================

Operating lease net rental expenses for the years ended December 31, 1999, 1998 and 1997 were approximately $27 million, $26 million and $22 million, respectively.


10.  EMPLOYEE BENEFIT PLANS

Employee Savings--LCR sponsors qualified defined contribution retirement and savings plans covering substantially all eligible salaried and hourly employees. Participants make voluntary contributions to the plans and the Partnership makes contributions, including matching employee contributions, based on plan provisions. LCR expensed $5 million related to its contributions to these plans in each of the three years ended December 31, 1999.

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

Postretirement Benefits Other Than Pensions--In addition to pension benefits, the Partnership also provides certain health care and life insurance benefits for eligible salaried and hourly employees at retirement. These benefits are subject to deductibles, co-payment provisions and other limitations and are primarily funded on a pay as you go basis. The Partnership reserves the right to change or to terminate the benefits at any time.

                          LYONDELL-CITGO REFINING LP

The following table sets forth the changes in benefit obligations and plan assets for the pension and postretirement plans for the years ended December 31, 1999 and 1998 and the funded status of such plans reconciled with amounts reported in the Partnership's Balance Sheets.

                                                                                                               OTHER
                                                           PENSION BENEFITS                           POSTRETIREMENT BENEFITS
                                              ---------------------------------------       ---------------------------------------
MILLIONS OF DOLLARS                                   1999                   1998                   1999                   1998
-------------------                           ----------------       ----------------       ----------------       ----------------
CHANGE IN BENEFIT OBLIGATION:
  Benefit obligation, January 1                          $  88                  $  64                  $  46                  $  42
  Service cost                                               5                      5                      1                      2
  Interest cost                                              6                      5                      2                      2
  Actuarial loss (gain)                                      6                      9                    (18)                    (2)
  Liability transfer                                        --                     --                     --                      2
  Special termination benefits                             (17)                     7                      1                     --
  Benefits paid                                            (22)                    (2)                    (1)                    --
                                              ----------------       ----------------       ----------------       ----------------
  Benefit obligation, December 31                           66                     88                     31                     46
                                              ----------------       ----------------       ----------------       ----------------
CHANGE IN PLAN ASSETS:
  Fair value of plan assets, January 1                      43                     37                     --                     --
  Actual return on plan assets                               2                      3                     --                     --
  Partnership contributions                                 16                      5                      1                     --
  Benefits paid                                            (22)                    (2)                    (1)                    --
                                              ----------------       ----------------       ----------------       ----------------
  Fair value of plan assets, December 31                    39                     43                     --                     --
                                              ----------------       ----------------       ----------------       ----------------

  Funded status                                            (27)                   (45)                   (31)                   (46)
  Unrecognized actuarial loss                                2                     18                     --                      6
  Unrecognized prior service cost                            2                      2                    (28)                    (2)
  Unrecognized transition (asset) obligation                --                     (1)                    16                     --
                                              ----------------       ----------------       ----------------       ----------------
  Accrued benefit cost                                   $ (23)                 $ (26)                 $ (43)                 $ (42)
                                              ================       ================       ================       ================
  Accumulated benefit obligation                         $  48                  $  53                   N/A                     N/A
                                              ================       ================       ================       ================

                                                                                                                  OTHER
                                                              PENSION BENEFITS                           POSTRETIREMENT BENEFITS
                                                   --------------------------------------           -------------------------------
MILLIONS OF DOLLARS                                   1999          1998          1997                 1999        1998        1997
-------------------                                -----------   -----------   ----------           ----------   ---------   ------
Components of net periodic benefit cost:
  Service cost                                          $   5         $   5        $   4                $   1        $   2    $   2
  Interest cost                                             6             5            5                    2            2        3
  Expected return on plan assets                           (4)           (3)          (3)                  --           --       --
  Amortization of:
    Prior service costs                                    --            --           --                   (3)          --       --
    Actuarial (gain) loss                                   1            --           --                    1           --       --
                                                ----------------------------------------         ----------------------------------
  Net periodic benefit cost before FAS 88 cost              8             7            6                    1            4        5
  Effect of curtailments, settlements and
    special termination benefits                            5            --           --                    1            2       --
                                                ----------------------------------------         ----------------------------------
  Net periodic benefit cost                             $  13         $   7        $   6                $   2        $   6    $   5
                                                ========================================         ==================================

  Special termination benefit charge                    $   3         $   7        $  --                $   1        $  --    $  --
                                                ========================================         ==================================

                          LYONDELL-CITGO REFINING LP

                                                                                        OTHER
                                                                              --------------------------
                                                     PENSION BENEFITS          POSTRETIREMENT BENEFITS
                                                   ---------------------      --------------------------
                                                   1999    1998    1997        1999      1998      1997
                                                   -----   -----   -----      -------   -------   ------
Weighted-average assumptions as of
  December 31:
  Discount rate                                    8.00%   6.75%   7.25%        8.00%     6.75%    7.25%
  Expected return on plan assets                   9.50%   9.50%   9.50%         N/A       N/A      N/A
  Rate of compensation increase                    4.75%   4.75%   4.75%        4.75%     4.75%    4.75%

For measurement purposes, the assumed annual rate of increase in the per capita costs of health care benefits as of December 31, 1999 was 7 percent for 2000-2001 and 5 percent thereafter.

The benefit obligation, accumulated benefit obligation and the fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $52 million, $38 million and $27 million, respectively, as of December 31, 1999 and $73 million, $53 million and $33 million, respectively, as of December 31, 1998.

Assumed health care cost trend rates have an effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                      1-PERCENTAGE-            1-PERCENTAGE-
MILLIONS OF DOLLARS                                                  POINT INCREASE            POINT DECREASE
-------------------                                                  --------------            --------------
Effect on total of service and interest cost components                 $    - -                  $    - -

Effect on postretirement benefit obligation                                    1                       - -

During 1998, LCR and PACE ratified a new, three-year labor contract. That contract called for a Reduction In Force ("RIF") program, which will result in certain personnel reductions. LCR expensed approximately $6 million and $10 million in 1999 and 1998, respectively, relating to the two phases of the RIF (RIF I and RIF II) which are reflected as "Unusual charges" on the Statements of Income. In RIF I, approximately 80 employees in 1998 made an irrevocable voluntary election to terminate employment and retire. In RIF II, approximately 45 employees are eligible to make an irrevocable voluntary election to terminate employment and retire. The election period for RIF II was open from November 15, 1999 to January 31, 2000. At December 31, 1999, 37 employees had made the election. Employees that have made the election or will make the election will receive certain special termination benefits in the form of enhanced retirement benefits. LCR expects additional amounts for RIF II to be expensed in 2000.


11.  INCOME TAXES

LCR is treated as a partnership for federal income tax purposes; consequently, no provision for federal income taxes is required. LCR is however, subject to state income taxes, and therefore a provision for or benefit from state income taxes has been recorded. Pretax income was taxed by domestic jurisdictions only. The benefit from state income tax was approximately $1 million in 1999. The provision for state income tax was approximately $1 million in both 1998 and 1997. In addition, there was no deferred provision for state income tax in 1999, 1998 and 1997.


12.  PRODUCTION UNITS

On May 3, 1999 LCR shut down a fluid catalytic cracking unit as a result of a malfunction that damaged the main air blower. Repairs were completed and the unit was placed back in service in late May 1999. On May 7, 1999

                          LYONDELL-CITGO REFINING LP

LCR shut down one of two coker units following a fire. Repairs were completed and this unit was placed back in service in early July 1999. As a result of these two incidents, crude oil processing rates were reduced. Both of these incidents are covered by business interruption insurance, subject to deductibles of $10 million per incident. LCR is pursuing recoveries under its insurance policies and claims against third parties with respect to the production unit outages. LCR recorded approximately $12 million of business interruption insurance recoveries related to these incidents in the year ended December 31, 1999. Additional amounts are expected to be recovered in 2000.


13.  COMMITMENTS AND CONTINGENCIES

LCR is subject to various lawsuits and proceedings.

With respect to liabilities associated with LCR, Lyondell generally has retained liability for events that occurred prior to July 1, 1993 and certain ongoing environmental projects at the Refinery under the Contribution Agreement, retained liability section. LCR generally is responsible for liabilities associated with events occurring after June 30, 1993 and ongoing environmental compliance inherent to the operation of the Refinery.

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

LCR estimates that it has a liability of approximately $4 million at December 31, 1999 related to future Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), Resource Conservation and Recovery Act ("RCRA"), and the Texas Natural Resource Conservation Commission ("TNRCC") assessment and remediation costs. Lyondell has a contractual obligation to reimburse LCR for a portion of this liability, which is currently estimated to be approximately $3 million. Accordingly, LCR has recorded a current liability of approximately $1 million for the portion of this liability that will not be reimbursed by Lyondell. In the opinion of management, there is currently no material range of probable loss in excess of the amount recorded. However, it is possible that new information about the sites associated with this liability, new technology or future developments such as involvement in other CERCLA, RCRA, TNRCC or other comparable state law investigations, could require LCR to reassess its potential exposure related to environmental matters.

Under the Crude Supply Agreement, LCR is required to purchase, and PDVSA Oil is required to sell 230,000 barrels per day of extra heavy Venezuelan crude oil. Depending on market conditions, a breach or termination of the Crude Supply Agreement could adversely affect LCR. In the event of certain force majeure conditions, including governmental, OPEC or other actions restricting or otherwise limiting PDVSA Oil's ability to perform its obligations, LCR may seek alternative crude supply arrangements. Any such alternative arrangements may not be as beneficial as the Crude Supply Agreement. Currently, alternative crude oils with similar margins are not available for purchase by LCR. Furthermore, the breach or termination of the Crude Supply Agreement would require LCR to purchase all or a portion of its crude oil feedstocks in the merchant market and would subject LCR to significant volatility and price fluctuations.

In late April 1998, LCR received notification from PDVSA Oil of reduced allocations of crude oil related to OPEC production cuts. LCR began receiving reduced allocations of crude oil from PDVSA Oil in August 1998. Following the March 1999 OPEC agreement to limit production, LCR was advised by PDVSA Oil in May 1999 of a

                          LYONDELL-CITGO REFINING LP
further reduction in the allocation of crude oil supplied under the Crude Supply Agreement. In addition, PDVSA Oil reduced crude oil deliveries on several occasions in 1999 for economic reasons unrelated to the OPEC production cuts. PDVSA Oil has made payments in accordance with the Crude Supply Agreement for these reduced crude oil deliveries that are not related to OPEC production cuts and therefore are not subject to the force majeure provisions of the Crude Supply Agreement.

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


14.  SUBSEQUENT EVENT

In January 2000, LCR and Calpine Construction Finance Company, L.P. ("Calpine") entered into an agreement under which Calpine will construct, own and operate a "Qualifying Cogeneration Facility" ("Cogen Facility") as defined under the provisions of the Public Utilities Regulatory Policies Act of 1978, as amended. The Cogen Facility will be built at the Refinery and will supply electricity and steam to LCR. LCR is scheduled to first receive services from the Cogen Facility in mid-2001.

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

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Item 11.  EXECUTIVE COMPENSATION


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information regarding executive officers of the Company is included in Part I. For the other information called for by Items 10, 11, 12 and 13, reference is made to the Registrant's definitive proxy statement for its Annual Meeting of Stockholders, to be held on May 4, 2000, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1999, and which is incorporated herein by reference.

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) The following documents are filed as a part of this report:

     1 and 2--Consolidated Financial Statements: these documents are listed in the Index to Financial Statements.

3.1        --Amended and Restated Certificate of Incorporation of the
             Registrant(15)
3.1(a)     --Certificate of Ownership and Merger dated July 31, 1998.
3.2        --Amended and Restated By-Laws of the Registrant(16)
4.1        --Indenture, as supplemented by a First Supplemental Indenture, between the Registrant and Texas Commerce Bank National Association, as Trustee(2)
4.1(a)     --Second Supplemental Indenture between the Registrant, Equistar and Texas Commerce Bank National Association(18)
4.2        --Indenture, as supplemented by a First Supplemental Indenture, between the Registrant and Continental Bank, National Association, as Trustee(4)
4.2(a)     --Second Supplemental Indenture between the Registrant, Equistar and First Trust National Association(18)
4.3        --Indenture, as supplemented by a First Supplemental Indenture, between the Registrant and Texas Commerce Bank, as Trustee(11)
4.3(a)     --Second Supplemental Indenture between the Registrant, Equistar and Texas Commerce Bank National Association(18)
4.4        --Specimen certificate(1)
4.5        --LCR $70,000,000 Credit Agreement(7)
4.5(a)     --Amendment No. 1 to the LCR $70,000,000 Credit Agreement(12)
4.5(b)     --Amendment No. 2 to the LCR $70,000,000 Credit Agreement(14)
4.5(c)     --Amendment No. 3 to the LCR $70,000,000 Credit Agreement(20)
4.5(d)     --Amendment No. 4 to the LCR $70,000,000 Credit Agreement(20)
4.6        --LCR $450,000,000 Credit Agreement(7)
4.6(a)     --Amendment No. 1 to the LCR $450,000,000 Credit Agreement(12)
4.6(b)     --Amendment No. 2 to the LCR $450,000,000 Credit Agreement(14)
4.6(c)     --Amendment No. 3 to the LCR $450,000,000 Credit Agreement(20)
4.6(d)     --Amendment No. 4 to the LCR $450,000,000 Credit Agreement(20)

4.7        --Rights Agreement between the Registrant and the Bank of New York, as Rights Agent(10)
4.8        --Credit Agreement dated as of November 25, 1997 among Equistar as
             Borrower, Millennium America Inc., as Guarantor, and the lenders party thereto(20)
4.8(a)     --Amendment to the Credit Agreement dated as of November 25, 1997 among Equistar as Borrower, Millennium America Inc., as Guarantor, and the lenders party thereto(20)
4.9        --Lyondell Petrochemical Company $7,000,000,000 Credit Agreement
             dated as of July 23, 1998, as amended and restated as of April 16, 1999(21)
4.9(a)     --Amendment No. 3, dated as of February 3, 2000, to Lyondell
             Petrochemical Company $7,000,000,000 Credit Agreement dated as of July 23, 1998
4.10       --Indenture dated as of January 15, 1999, as supplemented by a First
             Supplemental Indenture between Equistar and The Bank of New York
             (20)
4.10(a)    --Second Supplemental Indenture dated October 4, 1999, between
             Equistar and The Bank of New York
4.11       --Indenture, dated as of June 15, 1988, between ARCO Chemical
             Company and Bank of New York as Trustee(20)
4.11(a)    --First Supplemental Indenture dated as of January 5, 1999, between the Registrant and Bank of New York as Trustee
4.11(b)    --Form of 9 3/8% Debenture Due 2005 issuable under the Indenture referred to in Exhibit 4.11(20)
4.11(c)    --Form of 9.80% Debenture Due 2020 issuable under the Indenture referred to in Exhibit 4.11(20)
4.11(d)    --Form of 9.90% Debenture Due 2000 issuable under the Indenture referred to in Exhibit 4.11(20)
4.11(e)    --Form of 10.25% Debenture Due 2010 issuable under the Indenture referred to in Exhibit 4.11(20)

4.12       --Indenture among the Registrant, the Subsidiary Guarantors party thereto and The Bank of New York, as Trustee, dated as of May 17, 1999, for 9 5/8% Senior Secured Notes, Series A, due 2007(22)
4.13       --Indenture among the Registrant, the Subsidiary Guarantors party thereto and The Bank of New York, as Trustee, dated as of May 17, 1999, for 9 7/8% Senior Secured Notes, Series B, due 2007(22)
4.14       --Indenture among the Registrant, the Subsidiary Guarantors party thereto and The Bank of New York, as Trustee, dated as of May 17, 1999, for 10 7/8% Senior Subordinated Notes due 2009(22)


  The Company is a party to several debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Registration S-K, the Company agrees to furnish a copy of such instruments to the Commission upon request.

EXECUTIVE COMPENSATION:

10.1       --Amended and Restated Executive Supplementary Savings Plan(15)
10.2       --Amended and Restated Executive Long-Term Incentive Plan(3)
10.3       --Amended and Restated Supplementary Executive Retirement Plan(18)
10.3(a)    --Amendment to the Amended and Restated Supplementary Executive
             Retirement Plan(18)
10.4       --Executive Medical Plan(15)
10.4(a)    --Amendment No. 1 to the Executive Medical Plan(15)
10.4(b)    --Amendment No. 2 to the Executive Medical Plan(15)
10.5       --Amended and Restated Executive Deferral Plan(18)
10.6       --Executive Long-Term Disability Plan(4)
10.6(a)    --Amendment No. 1 to the Executive Long-Term Disability Plan(15)
10.7       --Executive Life Insurance Plan(4)
10.8       --Amended and Restated Supplemental Executive Benefit Plans Trust
             Agreement(18)
10.8(a)    --Amendment to the Amended and Restated Supplemental Executive
             Benefit Plans Trust Agreement(18)
10.9       --Restricted Stock Plan(6)
10.9(a)    --Amendment No. 1 to the Restricted Stock Plan(9)
10.9(b)    --Amendment No. 2 to the Restricted Stock Plan(18)
10.10      --Form of Registrant's Indemnity Agreement with Officers and
             Directors
10.11      --Amended and Restated Elective Deferral Plan for Non-Employee
             Directors as of October 16, 1998, as amended by Amendment No. 1 thereto dated January 3, 2000, effective as of December 2, 1999
10.12      --Amended and Restated Retirement Plan for Non-Employee Directors(18)
10.12(a)   --Amendment to the Amended and Restated Retirement Plan for Non-
             Employee Directors(18)
10.13      --Restricted Stock Plan for Non-Employee Directors(13)
10.13(a)   --Amendment to the Restricted Stock Plan for Non-Employee
             Directors(18)
10.14      --Non-Employee Directors Benefit Plans Trust Agreement(18)
10.14(a)   --Amendment to the Non-Employee Directors Benefit Plans Trust
             Agreement(18)
10.15      --1999 Long-Term Incentive Plan(20)
10.16      --Lyondell Chemical Company Executive Severance Pay Plan(20)
10.17      --ARCO Chemical Company Change of Control Plan(20)
10.18      --Description of 1998 Executive Incentive Plan(20)

OTHER MATERIAL CONTRACTS:

10.19      --Conveyance (conformed without exhibits) between the Registrant and
             ARCO(1)
10.20      --Asset Purchase Agreement (conformed without exhibits) between the
             Registrant and Rexene Products Company(2)
10.21      --Limited Partnership Agreement of LCR (20)
10.22      --Contribution Agreement between the Registrant and LYONDELL-CITGO
             Refining Company Ltd.(5)
10.23      --Crude Oil Supply Agreement between LYONDELL-CITGO Refining
             Company Ltd. and Lagoven, S.A.(5)
10.24      --Asset Purchase Agreement between the Registrant and Occidental
             Chemical Company(8)

10.25      --Amended and Restated Limited Partnership Agreement of Equistar
             Chemicals, LP(19)
10.25(a)   --First Amendment to Amended and Restated Limited Partnership
             Agreement of Equistar(20)
10.25(b)   --Second Amendment to Amended and Restated Limited Partnership
             Agreement of Equistar
10.26      --Asset Contribution Agreement among the Registrant, Lyondell
             Petrochemical LP and Equistar Chemicals, LP(17)
10.26(a)   --First Amendment to Asset Contribution Agreement among the
             Registrant, Lyondell Petrochemical LP and Equistar Chemicals, LP
             (20)
10.27      --Asset Contribution Agreement among Millennium Petrochemicals Inc.,
             Millennium LP and Equistar Chemicals, LP(17)
10.27(a)   --First Amendment to Asset Contribution Agreement among Millennium
             Petrochemicals Inc., Millennium LP and Equistar Chemicals, LP(20)
10.28      --Amended and Restated Parent Agreement dated May 15, 1998 among
             Occidental Chemical, Oxy CH Corporation, Occidental, the Registrant, Millennium and the Partnership(19)
10.28(a)   --First Amendment to the Amended and Restated Parent Agreement(20)
10.28(b)   --Assignment and Assumption Agreement with Respect to the Amended and
             Restated Parent Agreement(20)
10.29      --Agreement and Plan of Merger and Asset Contribution dated May 15,
             1998 among Occidental Petrochem Partner 1, Inc., Occidental Petrochem Partner 2, Inc., Oxy Petrochemicals, PDG Chemical and the Partnership(19)
10.30      --Master Transaction Agreement dated November 16, 1999, among the
             Registrant, Bayer AG and Bayer Corporation(23)
12         --Statement Setting Forth Detail for Computation of Ratio of
             Earnings to Fixed Charges
21         --Subsidiaries of the Registrant
23.1       --Consent of PricewaterhouseCoopers LLP
23.2       --Consent of Deloitte & Touche LLP
24         --Powers of Attorney
27         --Financial Data Schedule

___________
(1)  Filed as an exhibit to Registrant's Registration Statement on Form S-1
     (No. 33-25407) and incorporated herein by reference.
(2) Filed as an exhibit to Registrant's Annual Report on Form 10-K Report for the year ended December 31, 1989 and incorporated herein by reference.
(3) Filed as an exhibit to Registrant's Annual Report on Form 10-K Report for the year ended December 31, 1990 and incorporated herein by reference.
(4) Filed as an exhibit to Registrant's Annual Report on Form 10-K Report for the year ended December 31, 1992 and incorporated herein by reference.
(5) Filed as an exhibit to Registrant's Interim Report on Form 8-K dated as of July 1, 1993 and incorporated herein by reference.
(6) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.
(7) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference.
(8) Filed as an exhibit to Registrant's Interim Report on Form 8-K dated as of May 1, 1995 and incorporated herein by reference.
(9) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference.
(10) Filed as an exhibit to Registrant's Interim Report on Form 8-K dated December 8, 1995 and incorporated herein by reference.
(11) Filed as an exhibit to Registrant's Registration Statement on Form S-3 dated as of January 31, 1996 and incorporated herein by reference.
(12) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1996 and incorporated herein by reference.
(13) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1996 and incorporated herein by reference.
(14) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1996 and incorporated herein by reference.
(15) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

(16) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1997 and incorporated herein by reference.
(17) Filed as an exhibit to Registrant's Interim Report on Form 8-K dated as of October 17, 1997 and incorporated herein by reference.
(18) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.
(19) Filed as an exhibit to the Registrant's Interim Report on Form 8-K dated as of May 15, 1998 and incorporated herein by reference.
(20) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.
(21) Filed as an exhibit to the Registrant's Current Report on Form 8-K dated April 19, 1999 and incorporated herein by reference.
(22) Filed as an exhibit to Registrant's Registration Statement on Form S-4 (No. 333-81831) incorporated herein by reference.
(23) Filed as an exhibit to Registrant's Current Report on Form 8-K dated November 16, 1999 and incorporated herein by reference.

  (b) Consolidated Financial Statements and Financial Statement Schedules

     (1) Consolidated Financial Statements

        Consolidated Financial Statements filed as part of this Annual Report on Form 10-K are listed in the Index to Financial Statements on page 53.

     (2) Financial Statement Schedules

        Financial statement schedules are omitted because they are not applicable or the required information is contained in the Financial Statements or notes thereto.

Copies of exhibits will be furnished upon prepayment of 25 cents per page. Requests should be addressed to the Secretary.

  (c) Reports on Form 8-K:

     The only Current Report on Form 8-K filed during the quarter ended December 31, 1999, was a Report dated November 16, 1999, to report, under Item 5, the execution of a definitive agreement to sell Registrant's polyols business to Bayer AG.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  LYONDELL CHEMICAL COMPANY


                                  BY:  /s/   Dan F. Smith*
                                     ----------------------------------
                                             Dan F. Smith
                                  President and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     SIGNATURE                             TITLE                     DATE

/s/  William T. Butler*            Chairman of the Board         March 27, 2000
-------------------------
(William T. Butler)

/s/  Dan F. Smith*               President, Chief Executive      March 27, 2000
-------------------------          Officer and Director
(Dan F. Smith)

/s/  Carol A. Anderson*                     Director             March 27, 2000
-------------------------
(Carol A. Anderson)

/s/  Travis Engen*                          Director             March 27, 2000
-------------------------
(Travis Engen)

/s/  Stephen F. Hinchliffe, Jr.*            Director             March 27, 2000
-------------------------------
(Stephen F. Hinchliffe, Jr.)

/s/  Dudley C. Mecum II*                    Director             March 27, 2000
-------------------------
(Dudley C. Mecum II)

/s/  Frank Savage*                          Director             March 27, 2000
-------------------------
(Frank Savage)

/s/  Paul R. Staley*                        Director             March 27, 2000
-------------------------
(Paul R. Staley)

/s/  Robert T. Blakely              Executive Vice President     March 27, 2000
-------------------------          and Chief Financial Officer
(Robert T. Blakely)

/s/  Kelvin Collard                  Vice President and          March 27, 2000
-------------------------                Controller
(Kelvin Collard, Principal
  Accounting Officer)


*By: /s/  Jeffrey R. Pendergraft                                 March 27, 2000
     -----------------------------------
       (Jeffrey R. Pendergraft,
         as Attorney-in-fact)