Form 10-Q
period 2000-03-31
LYONDELL CHEMICAL CO
filed 2000-05-15
CIK 842635

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ------------------

                                   FORM 10-Q

[x]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

                                       OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the transition period from..........to.......

                         Commission file number 1-10145


                              ------------------

                           LYONDELL CHEMICAL COMPANY
             (Exact name of registrant as specified in its charter)

                              ------------------

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

                              ------------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x NO __

     Number of shares of Common Stock, $1.00 par value, outstanding as of
                          March 31, 2000: 117,555,971



================================================================================

                         PART I.  FINANCIAL INFORMATION

                           LYONDELL CHEMICAL COMPANY

             ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                       CONSOLIDATED STATEMENTS OF INCOME


                                                                                      FOR THE THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                         -----------------------------------------------
Millions of dollars, except per share data                                        2000                        1999
------------------------------------------                               --------------------          -----------------


SALES AND OTHER OPERATING REVENUES                                                   $1,136                      $ 855

OPERATING COSTS AND EXPENSES:
     Cost of sales                                                                      952                        630
     Selling, general and administrative expenses                                        55                         57
     Research and development expense                                                    14                         15
     Amortization of goodwill and other intangibles                                      28                         24
                                                                                    -------                      -----
                                                                                      1,049                        726
                                                                                    -------                      -----
     Operating income                                                                    87                        129

Interest expense                                                                       (165)                      (146)
Interest income                                                                           8                          6
Other expense, net                                                                       (5)                        (7)
Gain on sale of assets                                                                  544                        - -
                                                                                    -------                      -----
     Income (loss) before equity investments,
          income taxes and extraordinary item                                           469                        (18)
                                                                                    -------                      -----
INCOME (LOSS) FROM EQUITY INVESTMENTS:
     Equistar Chemicals, LP                                                              33                         13
     LYONDELL-CITGO Refining LP                                                          16                         11
     Other                                                                                1                         (3)
                                                                                    -------                      -----
                                                                                         50                         21
                                                                                    -------                      -----
     Income before income
          taxes and extraordinary item                                                  519                          3
Provision for income taxes                                                              202                          1
                                                                                    -------                      -----
     Income before extraordinary item                                                   317                          2

Extraordinary loss on extinguishment
     of debt, net of income taxes                                                       (11)                       - -
                                                                                    -------                      -----
NET INCOME                                                                           $  306                      $   2
                                                                                    =======                      =====
BASIC AND DILUTED EARNINGS PER SHARE:
     Income before extraordinary item                                                 $2.69                       $.02
     Extraordinary loss                                                                (.09)                       - -
                                                                                    -------                      -----
     Net income                                                                       $2.60                       $.02
                                                                                    =======                      =====



                See Notes to Consolidated Financial Statements.

                           LYONDELL CHEMICAL COMPANY

                          CONSOLIDATED BALANCE SHEETS


                                                                                March 31,                 December 31,
Millions of dollars, except par value data                                        2000                        1999
------------------------------------------                                   -------------               --------------
ASSETS
Current assets:
     Cash and cash equivalents                                                  $1,630                     $  307
     Accounts receivable, net                                                      426                        566
     Inventories                                                                   374                        519
     Prepaid expenses and other current assets                                     117                        114
     Deferred tax assets                                                           110                        380
                                                                                ------                     ------
          Total current assets                                                   2,657                      1,886

Property, plant and equipment, net                                               2,499                      4,291
Investments and long-term receivables:
     Investment in PO joint ventures                                               667                        - -
     Investment in Equistar Chemicals, LP                                          645                        607
     Receivable from LYONDELL-CITGO Refining LP                                    223                        219
     Investment in LYONDELL-CITGO Refining LP                                       35                         52
     Other investments and long-term receivables                                   122                        137
Goodwill, net                                                                    1,179                      1,545
Deferred charges and other assets                                                  629                        761
                                                                                ------                     ------
Total assets                                                                    $8,656                     $9,498
                                                                                ======                     ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                           $  379                     $  350
     Current maturities of long-term debt                                          220                        225
     Other accrued liabilities                                                     762                        446
                                                                                ------                     ------
          Total current liabilities                                              1,361                      1,021

Long-term debt, less current maturities                                          5,047                      6,046
Other liabilities and deferred credits                                             383                        331
Deferred income taxes                                                              537                        891
Commitments and contingencies
Minority interest                                                                  169                        202
Stockholders' equity:
     Preferred stock, $.01 par value, 80,000,000 shares
       authorized, none outstanding                                                - -                        - -
     Common stock, $1.00 par value, 250,000,000 shares
       authorized, 120,250,000 issued                                              120                        120
     Additional paid-in capital                                                    854                        854
     Retained earnings                                                             452                        172
     Accumulated other comprehensive loss                                         (192)                       (64)
     Treasury stock, at cost, 2,694,029 and 2,678,976 shares, respectively         (75)                       (75)
                                                                                ------                     ------
          Total stockholders' equity                                             1,159                      1,007
                                                                                ------                     ------
Total liabilities and stockholders' equity                                      $8,656                     $9,498
                                                                                ======                     ======



                See Notes to Consolidated Financial Statements.

                          LYONDELL CHEMICAL COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       FOR THE THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                      ----------------------------
MILLIONS OF DOLLARS                                                                      2000             1999
-------------------                                                                   -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                       $   306            $   2
     Adjustments to reconcile net income to
       net cash provided by operating activities:
          Gain on sale of assets                                                         (544)             - -
          Depreciation and amortization                                                    84               85
          Extraordinary item                                                               11              - -
          Deferred income taxes                                                             2                9
          (Increase) decrease in accounts receivable                                      (46)              37
          Decrease in inventories                                                          23               25
          Increase (decrease) in accounts payable                                          43              (52)
          Net change in other working capital accounts                                    164              (31)
          Other, net                                                                      (41)              59
                                                                                      -------            -----
               Net cash provided by operating activities                                    2              134
                                                                                      -------            -----
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of assets, net of cash sold                                     2,424              - -
     Expenditures for property, plant and equipment                                       (19)             (32)
     Contributions and advances to affiliates                                              (4)              (4)
     Distributions from affiliates in excess of earnings                                  - -               25
     Other                                                                                (38)              (6)
                                                                                      -------            -----
               Net cash provided by (used in) investing activities                      2,363              (17)
                                                                                      -------            -----
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayments of long-term debt                                                      (1,004)             (76)
     Dividends paid                                                                       (26)             (17)
     Payment of debt-related costs                                                        (10)             - -
                                                                                      -------            -----
               Net cash used in financing activities                                   (1,040)             (93)
                                                                                      -------            -----
Effect of exchange rate changes on cash                                                    (2)               3
                                                                                      -------            -----
INCREASE IN CASH AND CASH EQUIVALENTS                                                   1,323               27
Cash and cash equivalents at beginning of period                                          307              233
                                                                                      -------            -----
Cash and cash equivalents at end of period                                            $ 1,630            $ 260
                                                                                      =======            =====



                See Notes to Consolidated Financial Statements.

                           LYONDELL CHEMICAL COMPANY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.  BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 1999 included in the Lyondell Chemical Company ("Lyondell") 1999 Annual Report on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Certain amounts from prior periods have been reclassified to conform to the current period presentation.


2.  GAIN ON SALE OF ASSETS

On March 31, 2000, Lyondell completed the sale of its polyols business and an ownership interest in its domestic propylene oxide ("PO") manufacturing operations to Bayer AG and Bayer Corporation (collectively "Bayer") for approximately $2.45 billion. Lyondell recorded a pretax gain on the sale of $544 million. Lyondell is using proceeds of the asset sale to retire its outstanding debt (see Note 8). The polyols business had sales of approximately $830 million for the year ended December 31, 1999. The accompanying consolidated statements of income include the operating revenues of the polyols business as a continuing operation through March 31, 2000. As part of the transaction, Lyondell entered into two joint ventures with Bayer, one to manufacture PO and a second to license PO technology to the manufacturing joint venture. Lyondell contributed approximately $1.2 billion of assets, primarily property, plant and equipment, to the joint ventures, and sold a $522 million ownership interest to Bayer. Lyondell's residual interest of $667 million at March 31, 2000 is reported as "Investment in PO joint ventures" in the accompanying consolidated balance sheets.

The major components of the net assets divested, were as follows:

MILLIONS OF DOLLARS:
-------------------
Working capital, net of cash sold                              $  241
Property, plant and equipment                                     492
Investment in PO joint ventures                                   522
Goodwill                                                          348
Other intangibles                                                 134
Other liabilities, net                                            (15)
                                                              -------
    Total net assets divested                                 $ 1,722
                                                              =======


As part of the asset sale, Lyondell accrued liabilities of $53 million for employee severance, relocation and other employee benefits, covering approximately 850 employees. The affected employees were terminated on March 31 and April 1, 2000. Lyondell expects that severance and related benefits will be paid during the second quarter 2000.

3.  EQUITY INTEREST IN EQUISTAR CHEMICALS, LP

Lyondell has a 41% partnership interest in Equistar Chemicals, LP ("Equistar"), while Millennium Chemicals Inc. ("Millennium") and Occidental Chemical Corporation ("Occidental") each have a 29.5% partnership interest. Because the partners jointly control certain management decisions, Lyondell accounts for its investment in Equistar using the equity method of accounting. Summarized financial information for Equistar follows:

                                                           March 31,       December 31,
Millions of dollars                                          2000             1999
-------------------                                      ------------     -------------
BALANCE SHEETS
Total current assets                                         $ 1,389         $ 1,360
Property, plant and equipment, net                             3,889           3,926
Goodwill, net                                                  1,111           1,119
Deferred charges and other assets                                315             331
                                                             -------         -------
Total assets                                                 $ 6,704         $ 6,736
                                                             =======         =======

Current maturities of long-term debt                         $    57         $    92
Other current liabilities                                        620             692
Long-term debt, less current maturities                        2,169           2,169
Other liabilities and deferred credits                           136             121
Partners' capital                                              3,722           3,662
                                                             -------         -------
Total liabilities and partners' capital                      $ 6,704         $ 6,736
                                                             =======         =======


                                                            For the three months ended
                                                                      March 31,
                                                           ----------------------------
                                                               2000            1999
                                                           ----------       -----------
STATEMENTS OF INCOME
Sales and other operating revenues                          $ 1,807          $ 1,104
Cost of sales                                                 1,647              979
Other operating costs and expenses                               61               79
                                                            -------          -------
Operating income                                                 99               46
Interest expense, net                                           (45)             (39)
Other income, net                                                 2              - -
                                                            -------          -------
Net income                                                  $    56          $     7
                                                            =======          =======
SELECTED CASH FLOW INFORMATION
Depreciation and amortization                               $    77          $    73
Expenditures for property, plant and equipment                   20               46


Lyondell's "Income from equity investments" in Equistar as presented in the consolidated statements of income consists of Lyondell's share of Equistar's net income plus the accretion of the difference between Lyondell's investment and its underlying equity in Equistar's net assets.

4.   EQUITY INTEREST IN LYONDELL-CITGO REFINING LP

Lyondell has a 58.75% partnership interest in LYONDELL-CITGO Refining LP ("LCR"), while CITGO Petroleum Corporation ("CITGO") has a 41.25% partnership interest. Net income before depreciation expense for the period is allocated to the partners based upon participation interests. Depreciation expense is allocated to the partners based upon contributed assets. Summarized financial information for LCR follows:

                                                           March 31,               December 31,
Millions of dollars                                          2000                     1999
------------------                                        ----------              --------------
BALANCE SHEETS
Total current assets                                       $   220                  $   219
Property, plant and equipment, net                           1,341                    1,350
Deferred charges and other assets                               65                       60
                                                           -------                  -------
Total assets                                               $ 1,626                  $ 1,629
                                                           =======                  =======

Current maturities of long-term debt                       $   450                  $   450
Other current liabilities                                      297                      307
Long-term debt, less current maturities                        254                      247
Other liabilities and deferred credits                          73                       69
Partners' capital                                              552                      556
                                                           -------                  -------
Total liabilities and partners' capital                    $ 1,626                  $ 1,629
                                                           =======                  =======


                                                              For the three months ended
                                                                      March 31,
                                                         ---------------------------------
                                                            2000                    1999
                                                         -----------            -----------
STATEMENTS OF INCOME
Sales and other operating revenues                          $ 859                  $ 432
Cost of sales                                                 811                    389
Selling, general and administrative expenses                   14                     19
                                                            -----                  -----
Operating income                                               34                     24
Interest expense, net                                         (12)                   (10)
State income tax benefit                                      - -                      1
                                                            -----                  -----
Net income                                                  $  22                  $  15
                                                            =====                  =====

SELECTED CASH FLOW INFORMATION
Depreciation and amortization                               $  26                  $  25
Expenditures for property, plant and equipment                 17                     16


5.  EXTRAORDINARY ITEM

During the first quarter 2000, Lyondell retired debt in the principal amount of $999 million prior to maturity (see Note 8). Unamortized debt issuance costs and amendment fees of $17 million, less a tax benefit of $6 million, were written off and reported as an extraordinary loss on extinguishment of debt in the first quarter 2000.

6.  INVENTORIES

The components of inventories consisted of the following:

                                                   March 31,               December 31,
MILLIONS OF DOLLARS                                  2000                      1999
-------------------                               ----------              --------------
Finished goods                                      $ 287                    $ 405
Work-in-process                                        22                       31
Raw materials                                          31                       44
Materials and supplies                                 34                       39
                                                    -----                    -----
     Total inventories                              $ 374                    $ 519
                                                    =====                    =====


7.  PROPERTY, PLANT AND EQUIPMENT, NET

The components of property, plant and equipment, at cost, and the related accumulated depreciation consisted of the following:

                                                      March 31,               December 31,
MILLIONS OF DOLLARS                                     2000                     1999
-------------------                                  ----------              --------------
Land                                                  $    10                  $    35
Manufacturing facilities and equipment                  2,576                    4,406
Construction in progress                                   93                      114
                                                      -------                  -------
     Total property, plant and equipment                2,679                    4,555
Less accumulated depreciation                             180                      264
                                                      -------                  -------
     Property, plant and equipment, net               $ 2,499                  $ 4,291
                                                      =======                  =======


8.  LONG-TERM DEBT AND SUBSEQUENT EVENTS

Lyondell is using the net proceeds of the asset sale to significantly reduce its variable-rate debt. On March 31, 2000, Lyondell repaid $999 million of the principal amount of Term Loan A and on April 7, 2000, it repaid the $96 million remaining principal balance of Term Loan A and the $149 million outstanding
balance of Term Loan F.   Lyondell intends to reduce the $810 million
outstanding balance of Term Loan B by May 31, 2000.

In February 2000, Lyondell secured an amendment to certain financial covenants in its credit facility that increased its financial and operating flexibility in the near term. Additionally, the amendment eliminated a cross-default provision in the credit facility that could have been triggered by a default on LCR's $450 million construction facility debt. Lyondell was in compliance with all such covenants as of March 31, 2000.


9.  COMMITMENTS AND CONTINGENCIES

TDI Agreements--Lyondell is party to a resale agreement and a tolling agreement for toluene diisocyanate ("TDI"). Under these agreements, Lyondell is entitled to all of the TDI output of the supplier's two plants in France, which have a combined rated capacity of approximately 264 million pounds per year. The aggregate purchase price is a combination of plant cost and market price. Lyondell is required to purchase a minimum of 216 million pounds of TDI per year, through December 31, 2000, at which time the resale agreement expires. Minimum annual purchases under the resale agreement were approximately 93 million pounds of TDI. During the first quarter 2000, Lyondell paid $39 million as a deposit to reserve additional capacity under the tolling agreement.

Crude Supply Agreement--Under the crude supply agreement, PDVSA Petroleo y Gas, S.A. ("PDVSA Oil"), an affiliate of CITGO, is required to sell, and LCR is required to purchase, 230,000 barrels per day of extra heavy crude oil, which constitutes approximately 88% of the Refinery's refining capacity of 260,000 barrels per day of crude oil. In late April 1998, LCR received notification from PDVSA Oil that it would reduce allocations of crude oil on the grounds of announced OPEC production cuts. LCR began receiving reduced allocations of crude oil from PDVSA Oil in August 1998, amounting to 195,000 barrels per day in that month. LCR was advised by PDVSA Oil in May 1999 of a further reduction in the allocations of crude oil supplied under the crude supply agreement to 184,000 barrels per day, effective May 1999. On several occasions since then, PDVSA Oil has further reduced certain crude oil deliveries, although it has made payments in partial compensation for such reductions. Petroleos de Venezuela, S.A. ("PDVSA"), the national oil company of the Republic of Venezuela, has announced that it intends to renegotiate the crude supply agreements that it has with all third parties, including LCR. However, they have confirmed that they expect to honor their commitments if a mutually acceptable restructuring of the crude supply agreement is not achieved. The breach or termination of the crude supply agreement would require LCR to purchase all or a portion of its crude oil feedstocks in the merchant market, would subject LCR to significant volatility and price fluctuations and could adversely affect LCR and, therefore, Lyondell.

LCR Debt--On May 5, 2000, Lyondell and CITGO, as partners of LCR, arranged interim financing for LCR to repay the $450 million outstanding under its construction facility.

Cross Indemnity Agreement--In connection with the transfer of assets and liabilities from Atlantic Richfield Company ("ARCO") to Lyondell in 1988, Lyondell agreed to assume certain liabilities arising out of the operation of Lyondell's integrated petrochemicals and refining business prior to July 1, 1988. In connection with the transfer of such liabilities, Lyondell and ARCO entered into an agreement, updated in 1997 ("Revised Cross-Indemnity Agreement"), whereby Lyondell agreed to defend and indemnify ARCO against certain uninsured claims and liabilities which ARCO may incur relating to the operation of Lyondell prior to July 1, 1988, including certain liabilities which may arise out of pending and future lawsuits. For current and future cases related to Lyondell's products and operations, ARCO and Lyondell bear a proportionate share of judgment and settlement costs according to a formula that allocates responsibility based upon years of ownership during the relevant time period. Under the Revised Cross-Indemnity Agreement, Lyondell will assume responsibility for its proportionate share of future costs for waste site matters not covered by ARCO insurance.

In connection with the acquisition of ARCO Chemical Company ("ARCO Chemical"), Lyondell succeeded, indirectly, to a cross indemnity agreement with ARCO whereby ARCO Chemical indemnified ARCO against certain claims or liabilities that ARCO may incur relating to ARCO's former ownership and operation of the businesses of ARCO Chemical, including liabilities under laws relating to the protection of the environment and the workplace, and liabilities arising out of certain litigation. As part of the agreement, ARCO indemnified ARCO Chemical with respect to claims or liabilities and other matters of litigation not related to the ARCO Chemical business.

Indemnification Arrangements Relating to Equistar--Lyondell, Millennium and Occidental have each agreed to provide certain indemnifications to Equistar with respect to the petrochemicals and polymers businesses contributed by the partners. In addition, Equistar agreed to assume third party claims that are related to certain pre-closing contingent liabilities that are asserted prior to December 1, 2004 for Lyondell and Millennium, and May 15, 2005 for Occidental, to the extent the aggregate thereof does not exceed $7 million to each partner, subject to certain terms of the respective asset contribution agreements. As of March 31, 2000, Equistar had expensed approximately $4 million under the $7 million indemnification basket with respect to the business contributed by Lyondell.

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

Lyondell is currently contributing funds to the clean up of two waste sites located near Houston, Texas under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as amended and the Superfund Amendments and Reauthorization Act of 1986. Lyondell has also been named, along with several other companies, as a potentially responsible party for a third CERCLA site near Houston, Texas. In addition, Lyondell is involved in administrative proceedings or lawsuits relating to a minimal number of other CERCLA sites. Lyondell estimates, based upon currently available information, that potential loss contingencies associated with the latter CERCLA sites, individually and in the aggregate, are not significant.

Lyondell is also subject to certain assessment and remedial actions at the LCR refinery under the Resource Conservation and Recovery Act ("RCRA"). In addition, Lyondell has negotiated an order with the Texas Natural Resource Conservation Commission ("TNRCC") for assessment and remediation of groundwater and soil contamination at the LCR refinery. Lyondell also has liabilities under RCRA and various state and foreign government regulations related to six current plant sites and two former plant sites.

As of March 31, 2000, Lyondell's environmental liability for future assessment and remediation costs at the above-mentioned sites totaled $39 million. The liabilities per site range from less than $1 million to $13 million and are expected to be incurred over the next two to seven years. In the opinion of management, there is currently no material range of loss in excess of the amount recorded for these sites. However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in other CERCLA, RCRA, TNRCC or other comparable state or foreign law investigations, could require Lyondell to reassess its potential exposure related to environmental matters.

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

In the opinion of management, any liability arising from the matters discussed in this note is not expected to have a material adverse effect on the consolidated financial statements. However, the adverse resolution in any reporting period of one or more of these matters discussed in this note could have a material impact on Lyondell's results of operations for that period without giving effect to contribution or indemnification obligations of co-defendants or others, or to the effect of any insurance coverage that may be available to offset the effects of any such award.

10.  STOCKHOLDERS' EQUITY

Basic and Diluted Earnings Per Share--Basic earnings per share ("EPS") for income before extraordinary item for the periods presented are computed based upon the weighted average number of shares outstanding for the periods. Diluted earnings per share for income before extraordinary item include the effect of outstanding stock options issued under the Executive Long-Term Incentive Plan and the Incentive Stock Option Plan. These stock options were antidilutive in the three-month periods ended March 31, 2000 and 1999.

                                                                                    For the three months ended
                                                                                            March 31,
                                                              -------------------------------------------------------------------

                                                                        2000                                     1999
                                                              -------------------------------      ------------------------------
Thousands of shares                                                Shares              EPS              SHARES             EPS
-------------------                                           -------------      ------------      -------------     ------------
Basic                                                             117,562            $ 2.69             77,072            $ .02
Dilutive effect of options                                            - -               - -                - -              - -
                                                                  -------            ------             ------            -----
Diluted                                                           117,562            $ 2.69             77,072            $ .02
                                                                  =======            ======             ======            =====


Comprehensive Income--For the three-months ended March 31, 2000, Lyondell had
comprehensive income of $178 million.   For the three-months ended March 31,
1999, Lyondell had a comprehensive loss of $44 million.


11.  SEGMENT AND RELATED INFORMATION

Lyondell has identified four reportable segments in which it operates: (i) intermediate chemicals and derivatives; (ii) petrochemicals; (iii) polymers; and
(iv) refining. Lyondell's methanol business is not a reportable segment. Summarized financial information concerning reportable segments is shown in the following table:

                                                      Intermediate
                                                       Chemicals
                                                          and
Millions of dollars                                   Derivatives    Petrochemicals   Polymers    Refining   Other     Total
-------------------                                   ------------   --------------   ---------   --------   ------   --------

FOR THE THREE MONTHS ENDED MARCH 31, 2000:
Sales and other operating revenues                         $ 1,136      $    - -      $    - -    $    - -   $ - -    $ 1,136
Operating income                                                87                                                         87
Interest expense                                                                                              (165)      (165)
Interest income                                                                                                  8          8
Other expense, net                                                                                              (5)        (5)
Gain on sale of assets                                         544                                                        544
Income (loss) from equity investments                            3               71        (12)         16     (28)        50
Income before income taxes and extraordinary item                                                                         519

FOR THE THREE MONTHS ENDED MARCH 31, 1999:
Sales and other operating revenues                          $  855      $    - -      $    - -    $    - -   $ - -     $  855
Operating income                                               129                                                        129
Interest expense                                                                                              (146)      (146)
Interest income                                                                                                  6          6
Other expense, net                                                                                              (7)        (7)
Income (loss) from equity investments                          - -               37          5          11     (32)        21
Income before income taxes and extraordinary item                                                                           3

The following table presents the details of "Income from equity investments" as presented above in the "Other" column for the periods indicated:

                                                                                         For the three months
                                                                                            ended March 31,
                                                                           ---------------------------------------------

Millions of dollars                                                              2000                      1999
-------------------                                                        -------------------       -------------------
Equistar items not allocated to petrochemicals and polymers, principally
     general and administrative expenses and interest expense, net                $ (26)                    $ (29)
Loss from equity investment in LMC                                                   (2)                       (3)
                                                                                  -----                     -----
          Total--Other                                                            $ (28)                    $ (32)
                                                                                  =====                     =====


12.  PURCHASE OF ARCO CHEMICAL COMPANY

In connection with the July 28, 1998 acquisition of ARCO Chemical, Lyondell accrued liabilities for costs associated with the delay of construction of the PO-11 plant, vesting of certain key manager benefits pursuant to a change of control provision, severance costs for the involuntary termination of certain headquarters employees and relocation costs for moving personnel to Lyondell's Houston headquarters. The accrued liability for these items totaled approximately $255 million at the date of acquisition. During 1999, Lyondell revised the estimated liabilities for penalties and cancellation charges related to the PO-11 lump-sum construction contract and related commitments. Based on the final negotiated terms, Lyondell reduced the accrued liability by $13 million. Through March 31, 2000, Lyondell had paid and charged approximately $214 million against the accrued liability.


13.   SUPPLEMENTAL GUARANTOR INFORMATION

ARCO Chemical Technology Inc. ("ACTI"), ARCO Chemical Technology L.P. ("ACTLP") and Lyondell Chemical Nederland, Ltd. ("LCNL") are guarantors (collectively "Guarantors") of the $500 million senior subordinated notes and $1.9 billion senior secured notes issued by Lyondell in May 1999. LCNL, a Delaware corporation, is a wholly owned subsidiary of Lyondell that operates a chemical production facility in Rotterdam, the Netherlands. In April, 2000, pursuant to the terms of Lyondell's Credit Facility, ACTI and ACTLP became "significant subsidiaries" as defined in the Credit Facility, and, as such, guarantors of the above-mentioned debt securities. ACTI is a Delaware corporation, which holds the investment in ACTLP. ACTLP is a Delaware limited partnership, which holds and licenses technology to other Lyondell affiliates and to third parties. Separate financial statements of the Guarantors are not considered to be material to the holders of the senior subordinated notes and senior secured notes. The following condensed consolidating financial information present supplemental information for the Guarantors as of and for the three-month periods ended March 31, 2000 and 1999.

           CONDENSED CONSOLIDATING FINANCIAL INFORMATION (UNAUDITED)


                                 BALANCE SHEET
                              AS OF MARCH 31, 2000

                                                                           Non-                            Consolidated
Millions of dollars                      Lyondell      Guarantors       Guarantors      Eliminations         Lyondell
-------------------                     ----------    ------------    -------------    --------------     --------------
Total current assets                      $ 2,233         $   413            $  11          $    - -            $ 2,657
Property, plant and equipment, net          1,900             599              - -                                2,499
Other investments and
     long-term receivables                  3,466              62              958            (2,794)             1,692
Goodwill, net                                 423             756              - -                                1,179
Deferred charges and other assets             561              68              - -                                  629
                                          -------         -------            -----          --------            -------
Total assets                              $ 8,583         $ 1,898            $ 969          $ (2,794)           $ 8,656
                                          =======         =======            =====          ========            =======
Current maturities of long-term debt      $   220         $   - -            $ - -          $    - -            $   220
Other current liabilities                     966             175              - -               - -              1,141
Long-term debt,
     less current maturities                5,047             - -              - -               - -              5,047
Other liabilities and deferred credits        382               1              - -               - -                383
Deferred income taxes                         400             137              - -               - -                537
Intercompany liabilities (assets)             435            (701)             266               - -                - -
Minority interest                             169             - -              - -               - -                169
Stockholders' equity                          964           2,286              703            (2,794)             1,159
                                          -------         -------            -----          --------            -------
Total liabilities and
     stockholders' equity                 $ 8,583         $ 1,898            $ 969          $ (2,794)           $ 8,656
                                          =======         =======            =====          ========            =======



                                 BALANCE SHEET
                            AS OF DECEMBER 31, 1999

                                                                           Non-                            Consolidated
Millions of dollars                      Lyondell      Guarantors       Guarantors      Eliminations         Lyondell
-------------------                     ----------    ------------     ------------    --------------     ---------------
Total current assets                      $ 1,567         $   311            $   8           $   - -            $ 1,886
Property, plant and equipment, net          3,650             641              - -                                4,291
Other investments and
     long-term receivables                  2,814              50              936            (2,785)             1,015
Goodwill, net                                 765             780              - -                                1,545
Deferred charges and other assets             573             188              - -                                  761
                                          -------         -------            -----          --------            -------
Total assets                              $ 9,369         $ 1,970            $ 944          $ (2,785)           $ 9,498
                                          =======         =======            =====          ========            =======
Current maturities of long-term debt      $   225          $  - -            $ - -          $    - -            $   225
Other current liabilities                     614             182              - -               - -                796
Long-term debt,
     less current maturities                6,046             - -              - -               - -              6,046
Other liabilities and deferred credits        330               1              - -               - -                331
Deferred income taxes                         746             145              - -               - -                891
Intercompany liabilities (assets)             310            (605)             295               - -                - -
Minority interest                             202             - -              - -               - -                202
Stockholders' equity                          896           2,247              649            (2,785)             1,007
                                          -------         -------            -----          --------            -------
Total liabilities and
     stockholders' equity                 $ 9,369         $ 1,970            $ 944          $ (2,785)           $ 9,498
                                          =======         =======            =====          ========            =======

                              STATEMENTS OF INCOME
                   For the Three Months Ended March 31, 2000

                                                                            Non-                            Consolidated
Millions of dollars                      Lyondell       Guarantors       Guarantors      Eliminations         Lyondell
-------------------                     ----------     ------------     ------------    --------------     --------------
Sales and other operating revenues          $ 996            $ 217              - -             $ (77)           $ 1,136
Cost of sales                                 854              175                                (77)               952
Selling, general and
     administrative expenses                   51                4                                                    55
Research and development expense               14              - -                                                    14
Amortization of goodwill
     and other intangibles                     20                8                                                    28
                                            -----            -----             ----             -----             ------
Operating income                               57               30                                - -                 87
Interest income (expense), net               (161)             - -                4                                 (157)
Other income (expense), net                   585              (46)             - -                                  539
Income from equity investments                  3              - -               47                                   50
Intercompany income (expense)                (134)             119               15                                  - -
Provision (benefit) for income taxes          156               28               18                                  202
                                            -----            -----             ----             -----             ------
Income before
     extraordinary item                       194               75               48               - -                317
Extraordinary item, net of taxes              (11)                                                                   (11)
                                            -----            -----             ----             -----             ------
Net income                                  $ 183            $  75             $ 48             $ - -             $  306
                                            =====            =====             ====             =====             ======


                   FOR THE THREE MONTHS ENDED MARCH 31, 1999

                                                                            Non-                            Consolidated
Millions of dollars                      Lyondell       Guarantors       Guarantors      Eliminations         Lyondell
-------------------                     ----------     ------------     ------------    --------------     --------------
Sales and other operating revenues          $ 757            $ 191            $ - -             $ (93)             $ 855
Cost of sales                                 594              129                                (93)               630
Selling, general and
     Administrative expenses                   52                5                                                    57
Research and development expense               15              - -                                                    15
Amortization of goodwill
     and other intangibles                     23                1                                                    24
                                            -----            -----            -----            ------              -----
Operating income (loss)                        73               56                                - -                129
Interest income (expense), net               (143)             - -                3                                 (140)
Other income (expense), net                    44              (51)                                                   (7)
Income from equity investments                                                   21                                   21
Intercompany income (expense)                 (81)              75                6                                  - -
Provision (benefit) for income taxes          (31)              23                9                                    1
                                            -----            -----            -----            ------              -----
Net income (loss)                           $ (76)           $  57            $  21            $ - -               $   2
                                            =====            =====            =====            ======              =====

                            STATEMENT OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                                                            Non-                            Consolidated
Millions of dollars                      Lyondell       Guarantors       Guarantors       Eliminations        Lyondell
-------------------                     ----------     ------------     ------------     --------------    --------------
Net income                                $   183            $  75            $  48              $ - -           $   306
Adjustments to reconcile net
  income to net cash provided
  by (used in) operating activities:
     Gain on sale of assets                  (553)               9              - -                - -              (544)
     Depreciation and amortization             68               16              - -                - -                84
     Extraordinary item                        11              - -              - -                - -                11
     Deferred income taxes                      7               (5)             - -                - -                 2
     Net changes in working
          Capital and other                   291              (95)             (53)               - -               143
                                          -------            -----            -----              -----           -------
     Net cash provided by
          (used in) operating
           activities                           7              - -               (5)               - -                 2
                                          -------            -----            -----              -----           -------
Proceeds from sale of assets, net
  of cash sold                              2,260              164              - -                - -             2,424
Expenditures for property,
     plant and equipment                      (19)             - -              - -                - -               (19)
Distributions from affiliates
     in excess of earnings                     10              (10)             - -                - -               - -
Contributions and advances
     to affiliates                              3              (12)               5                - -                (4)
Other                                         (38)             - -                                                   (38)
                                          -------            -----            -----              -----           -------
     Net cash provided by
          investing activities              2,216              142                5                - -             2,363
                                          -------            -----            -----              -----           -------
Payment of debt issuance costs                (10)             - -              - -                - -               (10)
Repayments of long-term debt               (1,004)             - -              - -                - -            (1,004)
Dividends paid                                (26)             - -              - -                - -               (26)
                                          -------            -----            -----              -----           -------
     Net cash used in
          financing activities             (1,040)             - -              - -                - -            (1,040)
                                          -------            -----            -----              -----           -------
Effect of exchange rate
     Changes on cash                          (25)              23              - -                - -                (2)
                                          -------            -----            -----              -----           -------
Increase in cash
     and cash equivalents                 $ 1,158            $ 165            $ - -              $ - -           $ 1,323
                                          =======            =====            =====              =====           =======

                   FOR THE THREE MONTHS ENDED MARCH 31, 1999

                                                                            Non-                            Consolidated
Millions of dollars                      Lyondell       Guarantors       Guarantors       Eliminations        Lyondell
-------------------                     ----------     ------------     ------------     --------------    --------------
Net income (loss)                           $ (76)            $ 57             $ 21              $ - -              $  2
Adjustments to reconcile net
  income (loss) to net cash provided
  by (used in) operating activities:
     Depreciation and amortization             78                7              - -                                   85
     Deferred income taxes                     20               (1)             (10)                                   9
     Net changes in working
          capital and other                    96              (41)             (17)                                  38
                                             ----             ----             ----              -----              ----
     Net cash provided by
          (used in) operating
           activities                         118               22               (6)               - -               134
                                             ----             ----             ----              -----              ----
Expenditures for property,
     plant and equipment                      (32)             - -              - -                                  (32)
Distributions from affiliates
     in excess of earnings                     29              (29)              25                                   25
Contributions and advances
     to affiliates                             13              (17)             - -                                   (4)
Other                                          (6)             - -              - -                                   (6)
                                             ----             ----             ----              -----              ----
     Net cash provided by (used
          in) investing activities              4              (46)              25                - -               (17)
                                             ----             ----             ----              -----              ----
Repayments of long-term debt                  (76)             - -              - -                                  (76)
Dividends paid                                (17)             - -              - -                                  (17)
                                             ----             ----             ----              -----              ----
     Net cash (used in)
          financing activities                (93)             - -              - -                - -               (93)
                                             ----             ----             ----              -----              ----
Effect of exchange rate
     changes on cash                          (14)              17              - -                                    3
                                             ----             ----             ----              -----              ----
Increase (decrease) in
     cash and cash equivalents               $ 15             $ (7)            $ 19              $ - -              $ 27
                                             ====             ====             ====              =====              ====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

GENERAL--Raw material costs continued to increase during the first quarter 2000 as evidenced by crude oil prices, which peaked above $32 per barrel in early March. The subsequent OPEC decision to increase production resulted in some relief, however first quarter 2000 benchmark crude oil prices averaged 16% higher than fourth quarter 1999 and 129% higher than first quarter 1999. These increases in crude oil prices put upward pressure on raw material costs of Lyondell and Equistar. While both companies implemented sales price increases, these generally lagged behind the rise in raw material costs, putting pressure on product margins.

On March 31, 2000, Lyondell completed the sale of its polyols business and an ownership interest in its domestic PO manufacturing operations to Bayer for $2.45 billion and used $999 million of the net proceeds to retire debt. Lyondell recorded an after-tax gain on the sale of $332 million and an $11 million extraordinary loss on the early extinguishment of debt. Additionally, Lyondell used the net proceeds to retire $245 million of debt on April 7, 2000 and expects to retire an additional $810 million of debt by May 31, 2000.

Unless otherwise indicated, the following analysis of operating results compares the first quarter 2000 to the first quarter 1999. An analysis comparing first quarter 2000 to fourth quarter 1999 is also included and is headed as such.

NET INCOME--Excluding the $332 million after-tax gain from the asset sale and the $11 million extraordinary charge, the first quarter 2000 net loss of $15 million compared to net income of $2 million in the first quarter 1999. The loss in the 2000 period was primarily due to lower product margins in the intermediate chemicals and derivatives business segment resulting from the rise in feedstock costs noted above. This was partly offset by higher income from equity investments, which increased $29 million, or about $18 million after tax, due to higher earnings at both Equistar and LCR.


RESULTS OF OPERATIONS

                           LYONDELL CHEMICAL COMPANY

REVENUES, OPERATING COSTS AND EXPENSES--Lyondell's operating results are reviewed below in the discussion of the intermediate chemicals and derivatives segment.

GAIN ON SALE OF ASSETS--The sale of Lyondell's worldwide polyols business as well as an ownership interest in its domestic PO manufacturing operations on March 31, 2000 generated a $544 million pretax gain.

INCOME FROM EQUITY INVESTMENT IN EQUISTAR--Lyondell's income from its equity investment in Equistar was $33 million in the first quarter 2000 compared to $13 million in the first quarter 1999. The increase of $20 million reflected the benefit of higher margins and volumes in Equistar's petrochemicals segment, which was only partly offset by lower margins in the polymers segment.

INCOME FROM EQUITY INVESTMENT IN LCR--Lyondell's income from its equity investment in LCR was $16 million in the first quarter 2000 compared to $11 million in the 1999 period. The increase was primarily due to higher margins partly offset by lower volumes of extra heavy Venezuelan crude oil.

INTEREST EXPENSE--Interest expense was $165 million in the first quarter 2000 compared to $146 million in the first quarter 1999. The increase in interest expense was due to comparatively higher interest rates on Lyondell's fixed-rate debt, which resulted from the May 1999 refinancing, and higher LIBOR interest rates, which affected the remaining variable-rate debt.

INCOME TAX--The effective tax rate for 2000, including the gain on asset sale, is estimated to be 39%. The full-year 1999 effective tax rate, including the extraordinary item, was a tax benefit of 27%. The 1999 tax benefit rate of 27% reflected a federal income tax benefit from a domestic loss incurred in 1999, which was partly offset by tax provisions in foreign jurisdictions.

EXTRAORDINARY ITEM--The first quarter 2000 extraordinary loss on early extinguishment of debt consisted of the write off of unamortized debt issuance costs and amendment fees totaling $17 million, or $11 million after tax. These related to the early extinguishment of $999 million principal amount of debt on March 31, 2000, using proceeds from the asset sale. Lyondell expects to incur an extraordinary charge of $19 million after tax in the second quarter 2000 as a result of the early extinguishment of additional debt, using remaining net proceeds of $1.05 billion from the asset sale.


PRO FORMA

On March 31, 2000, Lyondell completed the sale of its worldwide polyols business, along with an ownership interest in its domestic PO operations, for approximately $2.45 billion in cash.

The following condensed income statements present the unaudited pro forma consolidated operating results for the three months ended March 31, 2000 and 1999 as if the transaction had occurred as of the beginning of 2000 and 1999,
respectively.   The pro forma income statements assume that net proceeds of
$2.05 billion were used to retire debt in accordance with the provisions of Lyondell's credit facility and indentures. The operating results for the three months ended March 31, 2000 exclude the after-tax gain on asset sale of $332 million, or $2.82 per share.

                                                                              For the three months ended
                                                                                       March 31,
                                                                        ------------------------------------

In millions, except per share data                                           2000                  1999
----------------------------------                                      ------------           -------------
Sales and other operating revenues                                           $ 916                $ 655
Operating income                                                                72                   97
Interest expense                                                               116                  108
Net income from continuing operations                                            6                    5
Basic and diluted income per share from continuing operations                  .06                  .06



The unaudited pro forma data presented above are not necessarily indicative of the results of operations of Lyondell that would have occurred had such transactions actually been consummated as of the indicated dates, nor are they necessarily indicative of future results.


FIRST QUARTER 2000 VERSUS FOURTH QUARTER 1999

For the first quarter 2000, Lyondell reported net income of $306 million compared to a fourth quarter 1999 net loss of $58 million. The first quarter 2000 included the after-tax gain on asset sale of $332 million and the $11 million extraordinary charge, while the fourth quarter 1999 loss included unusual after-tax charges of $42 million, primarily related to Lyondell's share of Equistar restructuring and LCR renegotiated labor agreement charges. Excluding these items, Lyondell's first quarter 2000 net loss of $15 million was comparable to its fourth quarter 1999 net loss of $16 million.

First quarter 2000 results were essentially level with the fourth quarter 1999 despite a sharp rise in raw material costs for both Lyondell and Equistar. Offsetting the escalation in raw materials costs were benefits from higher volumes for Lyondell's PO derivatives and Equistar's petrochemicals products, generally higher product prices and lower controllable costs as a result of implementing the shared services organization and other cost reduction initiatives.

INTERMEDIATE CHEMICALS AND DERIVATIVES SEGMENT

The following table sets forth actual volumes for this segment, including SM volumes processed under long-term processing arrangements, which are included in sales and other operating revenues. Co-product tertiary butyl alcohol ("TBA") is principally used to produce the derivative MTBE.

                                                                              For the three months ended
                                                                                       March 31,
                                                                        ------------------------------------
In millions                                                                   2000                 1999
-----------                                                             --------------          ------------
PO, PO derivatives, isocyanates (pounds)                                     1,187                1,080
Co-products:
   Styrene monomer (pounds)                                                    900                  782
   TBA and derivatives (gallons)                                               284                  265


REVENUES--Revenues of $1.1 billion in the first quarter 2000 increased 33% compared to revenues of $855 million in the first quarter 1999 due to higher sales prices and volumes. Sales prices increased for most products, primarily co-products MTBE and SM, which increased over 75%, reflecting the effects of higher raw material costs and increased demand. Average sales prices for PO and derivatives declined, primarily in Europe, due to new industry PO capacity and the foreign exchange effects of a stronger U.S. dollar. PO and derivative volumes, which include PO, PO derivatives and isocyanates, increased 10% due to increased demand for PO derivatives. SM volumes increased 15% on higher export demand, primarily from Asia. TBA and derivatives volumes increased 7% due to higher global demand for MTBE and higher contractual offtakes by ARCO.

OPERATING INCOME--Operating income was $87 million, or 8% of sales, in the first quarter 2000 compared to $129 million, or 15% of sales, in the first quarter 1999. The decrease was primarily due to higher raw material costs, especially propylene, which nearly doubled compared to the first quarter 1999, reducing product margins for PO and derivatives. This was only partly offset by the benefit from higher sales volumes and higher margins for co-products SM and MTBE.


FIRST QUARTER 2000 VERSUS FOURTH QUARTER 1999

Operating income in the first quarter 2000 was $87 million, or essentially flat, compared to $90 million in the fourth quarter 1999, excluding the effect of a $15 million LIFO-related charge in the fourth quarter. Compared to the fourth quarter 1999, the first quarter 2000 benefited from seasonally better results from the aircraft deicers business and improved profitability for SM. This was offset by higher costs for propylene, the primary raw material for PO and derivatives. PO and derivatives sales volumes were flat as higher volumes for deicers, propylene glycol ethers and butanediol were offset by lower PO merchant volumes.

                             EQUISTAR CHEMICALS, LP


SEGMENT DATA

The following tables reflect selected actual sales volume data and summarized financial information for Equistar's business segments.


                                                                 For the three months ended
                                                                          March 31,
IN MILLIONS                                                  -------------------------------------
-----------                                                        2000                  1999
                                                             ---------------       ---------------
SELECTED PETROCHEMICALS PRODUCTS:
    Olefins (pounds)                                              4,902                 4,527
    Aromatics (gallons)                                             102                    85
POLYMERS PRODUCTS (pounds)                                        1,667                 1,652

MILLIONS OF DOLLARS
-------------------
SALES AND OTHER OPERATING REVENUES:
Petrochemicals segment                                          $ 1,705               $   907
Polymers segment                                                    576                   455
Intersegment eliminations                                          (474)                 (258)
                                                                -------               -------
     Total                                                      $ 1,807               $ 1,104
                                                                =======               =======
COST OF SALES:
Petrochemicals segment                                          $ 1,531               $   813
Polymers segment                                                    590                   424
Intersegment eliminations                                          (474)                 (258)
                                                                -------               -------
     Total                                                      $ 1,647               $   979
                                                                =======               =======
OTHER OPERATING EXPENSES:
Petrochemicals segment                                          $     2               $     3
Polymers segment                                                     17                    20
Unallocated                                                          42                    56
                                                                -------               -------
     Total                                                      $    61               $    79
                                                                =======               =======
OPERATING INCOME:
Petrochemicals segment                                          $   172               $    91
Polymers segment                                                    (31)                   11
Unallocated                                                         (42)                  (56)
                                                                -------               -------
     Total                                                      $    99               $    46
                                                                =======               =======


PETROCHEMICALS SEGMENT

REVENUES--Revenues of $1.7 billion in the first quarter 2000 increased 88% compared to the first quarter 1999, primarily due to higher sales prices and a 5% increase in volumes. The increase in sales prices is primarily in response to the significant increases in raw material costs, which have risen steadily since the first quarter 1999. Benchmark quoted ethylene prices averaged 28.33 cents per pound in the first quarter 2000, a 67% increase over 16.95 cents per pound in the first quarter 1999. Raw material costs increased steadily and peaked in early March 2000. Sales volumes increased due to demand growth, which reflected the ongoing strength of the U.S. economy.

COST OF SALES--Cost of sales of $1.5 billion in the first quarter 2000 also increased 88% compared to $813 million for the first quarter 1999. This increase primarily reflected the significant increase in raw material costs and, to a lesser extent, higher volumes.

OPERATING INCOME--Operating income of $172 million in the first quarter 2000 increased from $91 million in the first quarter 1999 due to higher product margins, as sales prices increased more than raw material costs, and, to a lesser extent, higher sales volumes.

POLYMERS SEGMENT

REVENUES--Revenues of $576 million in the first quarter 2000 increased 27% compared to $455 million in the first quarter 1999 primarily as a result of higher sales prices as volumes were relatively flat. The sales price increases reflect pressure from escalating raw material costs. The flat volumes reflect the effect of the previously announced shutdown of HDPE and LDPE capacity during the first quarter 2000, partly offset by new capacity at the Matagorda, Texas facility, which started up in the fourth quarter 1999.

COST OF SALES--Cost of sales of $590 million in the first quarter 2000 increased 39% compared to $424 million for the first quarter 1999. This increase primarily reflected the significant increase in raw material costs, primarily ethylene and propylene.

OPERATING INCOME--For the first quarter 2000, the polymers segment had an operating loss of $31 million compared to income of $11 million in the first quarter 1999. The decrease was primarily due to decreases in polymers margins as sales price increases lagged behind increases in polymers raw material costs.


UNALLOCATED ITEMS

The following discusses expenses that were not allocated to the petrochemicals or polymers segments.

OTHER OPERATING EXPENSES--This caption includes general and administrative expenses, research and development expense, and amortization of goodwill and other intangibles. Unallocated expenses were $42 million in the first quarter 2000 and $56 million in the first quarter 1999. The decrease was primarily due to previously announced cost reduction measures taken in the fourth quarter 1999. The first quarter 1999 also included nonrecurring transition service costs related to the business contributed by Occidental in May 1998 and system implementation costs.

INTEREST EXPENSE, NET--Net interest expense of $45 million in the first quarter 2000 increased from $39 million in the first quarter 1999. Interest expense increased due to higher interest rates as a result of Equistar's debt refinancing in the first quarter 1999.


FIRST QUARTER 2000 VERSUS FOURTH QUARTER 1999

Equistar reported net income of $56 million in the first quarter 2000 compared to a net loss of $51 million in the fourth quarter 1999. Excluding $96 million of restructuring and other unusual charges, Equistar had net income of $45 million in the fourth quarter 1999. The $11 million improvement in the first quarter 2000 primarily reflects lower unallocated general and administrative costs partly offset by a decrease in polymers segment operating results. First quarter 2000 unallocated costs benefited from cost reductions announced in the fourth quarter. For the polymers segment, margins decreased as increases in polymer prices lagged cost increases in polymer raw materials, primarily ethylene and propylene. The margin decreases were partly offset by a 5% increase in volumes. Compared to the fourth quarter 1999, the petrochemicals segment operating results were flat as higher raw material costs were offset by higher ethylene and co-product prices and the benefit from higher sales volumes.

                           LYONDELL-CITGO REFINING LP


REFINING SEGMENT


FIRST QUARTER 2000 VERSUS FIRST QUARTER 1999

The following table sets forth, in thousands of barrels per day, sales volumes for LCR's refined products and processing rates for the periods indicated:

                                                 For the three months ended
                                                          March 31,
                                           ------------------------------------
                                               2000                   1999
                                           ---------------      ---------------
Refined products
    Gasoline                                    106                  117
    Diesel and heating oil                       66                   65
    Jet fuel                                     15                   17
    Aromatics                                    10                    9
    Other refined products                      118                  119
                                               ----                  ---
        Total refined products volumes          315                  327
                                               ====                  ===

Crude processing rates:
    Crude supply agreement--coked               180                  206
    Other heavy crude oil--coked                 41                    8
    Other crude oil                              21                   41
                                                ---                  ---
        Total crude oil                         242                  255
                                                ===                  ===


REVENUES--Revenues for LCR, including intersegment sales, were $859 million in the first quarter 2000, a 99% increase over first quarter 1999 revenues of $432 million. The increase resulted from higher industry prices for refined products, partly offset by a 4% decrease in refined products volumes. Sales prices increased as a result of significantly higher industry crude oil prices in the first quarter 2000 versus the 1999 period. The volume decrease was due to lower allocations of extra heavy Venezuelan crude oil as a result of the May 1999 OPEC production cutbacks. LCR has not yet benefited from the OPEC production increases announced in March 2000.

NET INCOME--LCR's net income was $22 million in the first quarter 2000 compared to $15 million in the first quarter 1999. The increase was primarily due to higher margins partly offset by the lower volumes of Venezuelan crude oil in the first quarter 2000.


FIRST QUARTER 2000 VERSUS FOURTH QUARTER 1999

LCR's net income in the first quarter 2000 was $22 million compared to $26 million in the fourth quarter 1999. The fourth quarter 1999 included an insurance recovery of $12 million related to an unplanned production unit outage that occurred earlier in 1999. Excluding the insurance recovery, first quarter 2000 net income increased compared to the fourth quarter, as improved refining margins were only partly offset by turnaround and other operating costs. Crude processing rates averaged 242,000 barrels per day in the first quarter 2000 compared to 259,000 barrels per day in the fourth quarter 1999. Processing rates under the crude supply agreement were unchanged at 180,000 barrels per day.

FINANCIAL CONDITION

OPERATING ACTIVITIES--Lyondell's cash provided by operating activities totaled $2 million in the first quarter 2000 compared to operating cash flow of $134 million in the first quarter 1999. Cash provided by operating activities in 1999 included customer advances and tax refunds.

INVESTING ACTIVITIES--On March 31, 2000, Lyondell completed the sale of its polyols business and an ownership interest in its domestic PO manufacturing operations for approximately $2.45 billion.

Lyondell made capital expenditures of $19 million in the first quarter 2000. Capital expenditures by the joint ventures were $20 million by Equistar and $17 million by LCR. Lyondell's pro rata share of the joint ventures' total capital expenditures was $18 million. Lyondell's 2000 capital budget is $207 million, including its $101 million pro rata share of the joint ventures' capital budgets. In addition, Lyondell made a $39 million deposit to reserve additional capacity under a TDI tolling agreement.

Distributions from affiliates of $41 million, including $33 million by LCR and $8 million by Nihon Oxirane, in the first quarter 2000 were less than net affiliate earnings of $50 million. Equistar did not make any distributions. Equistar transferred a $4 million liability related to the shared services organization to Lyondell in the first quarter 2000.

FINANCING ACTIVITIES--Lyondell is using the net proceeds of the asset sale to significantly reduce its variable-rate debt. On March 31, 2000, Lyondell repaid $999 million of the principal amount of Term Loan A and on April 7, 2000, Lyondell repaid the $96 million remaining principal balance of Term Loan A and the $149 million outstanding balance of Term Loan F. Lyondell intends to reduce the outstanding balance of Term Loan B by $810 million by May 31, 2000.
Lyondell also repaid an additional $5 million of debt from operating cash flow during the first quarter 2000 and paid $10 million in debt amendment fees.

Lyondell paid a regular quarterly dividend of $.225 per share of common stock, or $26 million, in the first quarter 2000.

LIQUIDITY AND CAPITAL RESOURCES--At March 31, 2000, Lyondell had cash on hand of $1.6 billion, of which Lyondell intends to use $1.3 billion for debt reduction, taxes and other expenses of the sale, leaving available cash of approximately $300 million. Lyondell also had $500 million available under its revolving credit facility that extends until July 2003. Current maturities of long-term debt were $220 million.

The amended credit facility and the indentures under which the senior secured notes and the senior subordinated notes were issued contain covenants relating to liens, sale and leaseback transactions, debt incurrence, leverage and interest coverage ratios, dividends and investments, sales of assets and mergers and consolidations. Given the poor current business environment in the petrochemicals industry, Lyondell secured an amendment to certain financial covenants in February 2000 that increased its financial and operating flexibility in the near term. Lyondell was in compliance with all such covenants as of March 31, 2000.

The February 2000 amendment eliminated a cross-default provision in the credit facility that could have been triggered by a default on LCR's $450 million construction facility, which was outstanding on March 31, 2000. On May 5, 2000, Lyondell and CITGO, as partners of LCR, arranged interim financing for LCR to repay the $450 million outstanding under the construction facility.

Equistar had outstanding debt of $2.2 billion at March 31, 2000. Lyondell remains liable on approximately $553 million of Equistar debt for which Equistar assumed primary responsibility in connection with its formation. At March 31, 2000, Equistar and LCR had combined outstanding debt of $2.7 billion and combined equity of approximately $4.3 billion. The ability of the joint ventures to distribute cash to Lyondell is reduced by their respective debt service obligations. Furthermore, a default under Equistar's debt instruments involving more than $50 million of indebtedness would constitute a cross-default under Lyondell's Credit Facility.

Lyondell believes that conditions will be such that cash balances, cash generated from operating activities, and funds from lines of credit will be adequate to meet anticipated future cash requirements for scheduled debt repayments, necessary capital expenditures, operations and dividends for the foreseeable future.


CURRENT BUSINESS OUTLOOK

Lyondell's future profitability will be driven by its ability to grow or maintain product margins in an environment of uncertain and volatile feedstock costs. For Lyondell, margins will remain under pressure despite price increases for PO and derivatives, due to significant increases in propylene costs in the U.S. and Europe. Lyondell expects continued stable volume growth for the intermediate chemicals and derivatives segment, as demand growth, aided by a strong recovery in Asia, absorbs new industry PO capacity. However, the new capacity will also continue to put pressure on prices and margins. Strong demand for products in the petrochemicals and polymers segments continues to benefit Equistar's operations. This will be tempered by the effects of a scheduled turnaround at the Morris, Illinois facility during the second quarter 2000. If crude oil prices stabilize in the targeted price range announced by OPEC, Equistar's results should benefit significantly. Meanwhile, both Lyondell and Equistar are taking aggressive actions to further reduce costs and increase cash flow. These include the implementation of the shared services organization and other cost reduction initiatives, which have helped reduce controllable costs. Ongoing progress with debt reduction will have a continued positive impact on future earnings and cash flow. LCR's second quarter operating results will be depressed by a major turnaround scheduled for that quarter. The increase in OPEC production quotas is expected to benefit ongoing operating results.

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

Lyondell has participated in the consolidation trend in the industry with the formation of Equistar and the subsequent acquisition of ARCO Chemical. Management's current priority is to continue to pay down the acquisition-related debt, and thus improve Lyondell's financial flexibility. To accomplish this, it will focus on actively managing its current portfolio of assets and maximizing earnings and cash flow. While Lyondell does not control raw material costs or general market conditions, management plans to maximize earnings and cash flow by focusing on the things that it can directly influence such as continuing to reduce working capital, achieving cost reductions and employing a disciplined capital program.


ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. Subsequently, the FASB delayed the effective date by one year. The statement is effective for Lyondell's calendar year 2001 with early adoption permitted. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending upon whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings. Lyondell, Equistar and LCR are currently evaluating the effect SFAS No. 133 implementation will have on their financial statements


ITEM 3.  DISCLOSURE OF MARKET RISK.

Lyondell's exposure to market risks is described in Item 7a of its Annual Report on Form 10-K for the year ended December 31, 1999. Lyondell's exposure to market risks has not changed materially in the quarter ended March 31, 2000.

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

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     There have been no material developments with respect to Lyondell's legal proceedings previously reported in the 1999 Annual Report on Form 10-K.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

    The Company's annual meeting of stockholders was held May 4, 2000. The stockholders elected all of the Company's seven nominees for director and ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for 2000. A shareholder proposal regarding a By-Law amendment with respect to the treatment of abstentions in the tabulation of votes did not pass. The votes were as follows:



1. Election of Directors:

Nominee                         For                             Withheld
-------                         ---                             ---------
William T. Butler               103,544,063                    1,215,135
Carol A. Anderson               103,598,771                    1,160,427
Travis Engen                    103,593,129                    1,166,069
Stephen F. Hinchliffe, Jr.      103,585,291                    1,173,907
Dudley C. Mecum II              103,575,536                    1,183,662
Dan F. Smith                    103,319,066                    1,440,132
Paul R. Staley                  103,585,361                    1,173,837

2. Appointment of PricewaterhouseCoopers LLP:

          For:                            104,084,090
          Against:                            502,284
          Abstain:                            172,824

2. Shareholder Proposal regarding treatment of abstentions in the tabulation of votes:

          For:                              8,916,401
          Against:                         64,532,897
          Abstain:                         15,591,212


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits
          27      Financial Data Schedule.

      (b)  Reports on Form 8-K

         The following Current Reports on Form 8-K were filed during the quarter ended March 31, 2000 and through the date hereof:


       Date of Report             Item No.              Financial Statements
       --------------            ---------              --------------------
       March 31, 2000              2,7                           No
       May 5, 2000                 5,7                           No

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Lyondell Chemical Company


Dated:  May 12, 2000                   /s/  KELVIN R. COLLARD
                                       ------------------------------
                                       Kelvin R. Collard
                                       Vice President and Controller
                                       (Duly Authorized Officer and
                                       Principal Accounting Officer)