Form 10-Q
period 2000-06-30
LYONDELL CHEMICAL CO
filed 2000-08-14
CIK 842635

--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 -------------

                                   FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000

                                      OR

[_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from .......... to ..........

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

                                 -------------


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Number of shares of Common Stock, $1.00 par value, outstanding as of
                          June 30, 2000: 117,548,879

--------------------------------------------------------------------------------

                        PART I.  FINANCIAL INFORMATION

                           LYONDELL CHEMICAL COMPANY

            ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                       CONSOLIDATED STATEMENTS OF INCOME

                                                        FOR THE THREE MONTHS ENDED                  FOR THE SIX MONTHS ENDED
                                                                 JUNE 30,                                   JUNE 30,
                                                 -------------------------------------      -------------------------------------
MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA              2000                1999                  2000                 1999
------------------------------------------       ----------------     ----------------      ----------------     ----------------
SALES AND OTHER OPERATING REVENUES                          $ 976                $ 854                $2,112               $1,709

OPERATING COSTS AND EXPENSES:
     Cost of sales                                            769                  651                 1,721                1,281
     Selling, general and administrative expenses              33                   66                    88                  123
     Research and development expense                           7                   14                    21                   29
     Amortization of goodwill
          and other intangible assets                          25                   23                    53                   47
                                                 ----------------     ----------------      ----------------     ----------------
                                                              834                  754                 1,883                1,480
                                                 ----------------     ----------------      ----------------     ----------------
     Operating income                                         142                  100                   229                  229

Gain on sale of assets                                        - -                  - -                   544                  - -
Interest expense                                             (123)                (149)                 (288)                (295)
Interest income                                                20                    9                    28                   15
Other income (expense), net                                    (1)                  14                    (6)                   7
                                                 ----------------     ----------------      ----------------     ----------------
     Income (loss) before equity investments,
          income taxes and extraordinary item                  38                  (26)                  507                  (44)
                                                 ----------------     ----------------      ----------------     ----------------
INCOME (LOSS) FROM EQUITY INVESTMENTS:
     Equistar Chemicals, LP                                    72                   26                   105                   39
     LYONDELL-CITGO Refining LP                               (10)                 (20)                    6                   (9)
     Other                                                      4                    2                     5                   (1)
                                                 ----------------     ----------------      ----------------     ----------------
                                                               66                    8                   116                   29
                                                 ----------------     ----------------      ----------------     ----------------
     Income (loss) before income
          taxes and extraordinary items                       104                  (18)                  623                  (15)

Provision (benefit) for income taxes                           39                   (7)                  241                   (6)
                                                 ----------------     ----------------      ----------------     ----------------
     Income (loss) before extraordinary items                  65                  (11)                  382                   (9)
Extraordinary loss on extinguishment
     of debt, net of income taxes                             (19)                 (31)                  (30)                 (31)
                                                 ----------------     ----------------      ----------------     ----------------
NET INCOME (LOSS)                                           $  46                $ (42)               $  352               $  (40)
                                                 ================     ================      ================     ================
BASIC EARNINGS PER SHARE:
     Income (loss) before extraordinary items               $ .55                $(.11)               $ 3.25               $ (.10)
                                                 ================     ================      ================     ================
     Net income (loss)                                      $ .39                $(.42)               $ 3.00               $ (.45)
                                                 ================     ================      ================     ================
DILUTED EARNINGS PER SHARE:
     Income (loss) before extraordinary items               $ .55                $(.11)               $ 3.25               $ (.10)
                                                 ================     ================      ================     ================
     Net income (loss)                                      $ .39                $(.42)               $ 2.99               $ (.45)
                                                 ================     ================      ================     ================

                See Notes to Consolidated Financial Statements.

                           LYONDELL CHEMICAL COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                                                               JUNE 30,                 DECEMBER 31,
MILLIONS OF DOLLARS, EXCEPT PAR VALUE DATA                                       2000                       1999
------------------------------------------                              --------------------       --------------------
ASSETS
Current assets:
     Cash and cash equivalents                                                        $  420                     $  307
     Accounts receivable, net                                                            480                        566
     Inventories                                                                         379                        519
     Prepaid expenses and other current assets                                           119                        114
     Deferred tax assets                                                                 108                        380
                                                                        --------------------       --------------------
          Total current assets                                                         1,506                      1,886
                                                                        --------------------       --------------------
Property, plant and equipment, net                                                     2,468                      4,291
Investments and long-term receivables:
     Investment in PO joint ventures                                                     656                        - -
     Investment in Equistar Chemicals, LP                                                622                        607
     Receivable from LYONDELL-CITGO Refining LP                                          223                        219
     Investment in LYONDELL-CITGO Refining LP                                             32                         52
     Other investments and long-term receivables                                         114                        137
Goodwill, net                                                                          1,167                      1,545
Deferred charges and other assets                                                        606                        761
                                                                        --------------------       --------------------
Total assets                                                                          $7,394                     $9,498
                                                                        ====================       ====================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                 $  319                     $  350
     Current maturities of long-term debt                                                212                        225
     Other accrued liabilities                                                           601                        446
                                                                        --------------------       --------------------
          Total current liabilities                                                    1,132                      1,021
                                                                        --------------------       --------------------
Long-term debt, less current maturities                                                3,998                      6,046
Other liabilities and deferred credits                                                   388                        331
Deferred income taxes                                                                    533                        891
Commitments and contingencies
Minority interest                                                                        175                        202
Stockholders' equity:
     Preferred stock, $.01 par value, 80,000,000 shares
       authorized, none outstanding                                                      - -                        - -
     Common stock, $1.00 par value, 250,000,000 shares
       authorized, 120,250,000 shares issued                                             120                        120
     Additional paid-in capital                                                          854                        854
     Retained earnings                                                                   472                        172
     Accumulated other comprehensive loss                                               (203)                       (64)
     Treasury stock, at cost, 2,701,121 and 2,678,976 shares,                            (75)                       (75)
      respectively
                                                                        --------------------       --------------------
          Total stockholders' equity                                                   1,168                      1,007
                                                                        --------------------       --------------------
Total liabilities and stockholders' equity                                            $7,394                     $9,498
                                                                        ====================       ====================

                See Notes to Consolidated Financial Statements.

                           LYONDELL CHEMICAL COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      FOR THE SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                         -----------------------------------------------
MILLIONS OF DOLLARS                                                              2000                       1999
-------------------                                                      --------------------       --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                $   352                    $   (40)
     Adjustments to reconcile net income (loss) to
       net cash (used in) provided by operating activities:
          Gain on sale of assets                                                         (544)                       - -
          Depreciation and amortization                                                   142                        164
          Extraordinary items                                                              30                         31
          Increase in accounts receivable                                                (103)                       (89)
          Decrease in inventories                                                          16                         31
          (Decrease) increase in accounts payable                                         (15)                         3
          Net change in other working capital accounts                                     15                         (3)
          Other, net                                                                      (21)                        48
                                                                         --------------------       --------------------
               Net cash (used in) provided by operating activities                       (128)                       145
                                                                         --------------------       --------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of assets, net of cash sold                                     2,424                        - -
     Distributions from affiliates in excess of earnings                                   31                         55
     Expenditures for property, plant and equipment                                       (31)                       (75)
     Contributions and advances to affiliates                                             (18)                       (38)
     Other                                                                                (32)                       - -
                                                                         --------------------       --------------------
               Net cash provided by (used in) investing activities                      2,374                        (58)
                                                                         --------------------       --------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of long-term debt                                                       (2,061)                    (4,111)
     Issuance of long-term debt, net                                                      - -                      3,293
     Issuance of common stock                                                             - -                        736
     Dividends paid                                                                       (52)                       (43)
     Payment of debt-related costs                                                        (18)                       - -
     Other                                                                                - -                          5
                                                                         --------------------       --------------------
               Net cash used in financing activities                                   (2,131)                      (120)
                                                                         --------------------       --------------------
Effect of exchange rate changes on cash                                                    (2)                         4
                                                                         --------------------       --------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          113                        (29)
Cash and cash equivalents at beginning of period                                          307                        233
                                                                         --------------------       --------------------
Cash and cash equivalents at end of period                                            $   420                    $   204
                                                                         ====================       ====================

                See Notes to Consolidated Financial Statements.

                           LYONDELL CHEMICAL COMPANY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 1999 included in the Lyondell Chemical Company ("Lyondell") 1999 Annual Report on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Certain amounts from prior periods have been reclassified to conform to the current period presentation.

2.  GAIN ON SALE OF ASSETS

On March 31, 2000, Lyondell completed the sale of its polyols business and ownership interests in its domestic propylene oxide ("PO") operations to Bayer AG and Bayer Corporation (collectively "Bayer") for approximately $2.45 billion. Lyondell recorded a pretax gain on the sale of $544 million. Lyondell used proceeds of the asset sale to retire a significant portion of its outstanding debt (see Note 9). The polyols business had sales of approximately $830 million for the year ended December 31, 1999. The accompanying consolidated statements of income included the operating results of the polyols business through March 31, 2000. As part of the transaction, Lyondell entered into joint ventures with Bayer for the manufacture of PO. Lyondell contributed approximately $1.2 billion of assets to the joint ventures, and sold $522 million of ownership interests to Bayer. Lyondell's residual interests are reported as "Investment in PO joint ventures" in the accompanying consolidated balance sheets (see Note 8).

The major components of the net assets divested, were as follows:

MILLIONS OF DOLLARS:
--------------------
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
                                            =======

As part of the asset sale, Lyondell accrued liabilities of $53 million for employee severance, relocation and other employee benefits, covering approximately 850 employees. The affected employees were terminated on March 31 and April 1, 2000. Lyondell paid $21 million of the severance, relocation and other employee benefits through June 30, 2000. Lyondell expects to settle the remainder of the liability by the end of the current year.

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

                                                                                 JUNE 30,              DECEMBER 31,
MILLIONS OF DOLLARS                                                                2000                    1999
-------------------                                                        -------------------      -------------------
BALANCE SHEETS
Total current assets                                                                    $1,437                   $1,360
Property, plant and equipment, net                                                       3,856                    3,926
Goodwill, net                                                                            1,103                    1,119
Deferred charges and other assets                                                          323                      331
                                                                           -------------------      -------------------
Total assets                                                                            $6,719                   $6,736
                                                                           ===================      ===================
Current maturities of long-term debt                                                    $   70                   $   92
Other current liabilities                                                                  698                      692
Long-term debt, less current maturities                                                  2,169                    2,169
Other liabilities and deferred credits                                                     138                      121
Partners' capital                                                                        3,644                    3,662
                                                                           -------------------      -------------------
Total liabilities and partners' capital                                                 $6,719                   $6,736
                                                                           ===================      ===================

                                                       FOR THE THREE MONTHS ENDED                   FOR THE SIX MONTHS ENDED
                                                                JUNE 30,                                    JUNE 30,
                                                -------------------------------------       -------------------------------------
                                                       2000                 1999                   2000                 1999
                                                ----------------     ----------------       ----------------     ----------------
STATEMENTS OF INCOME
Sales and other operating revenues                        $1,859               $1,210                 $3,666               $2,312
Cost of sales                                              1,594                1,096                  3,241                2,072
Selling, general and administrative expenses                  49                   56                     93                  117
Research and development expense                              10                   10                     19                   20
Amortization of goodwill and other intangibles                 8                    8                     16                   16
                                                ----------------     ----------------       ----------------     ----------------
Operating income                                             198                   40                    297                   87
Interest expense, net                                        (44)                 (45)                   (89)                 (84)
Other income (expense), net                                   (2)                  46                    - -                   46
                                                ----------------     ----------------       ----------------     ----------------
Net income                                                $  152               $   41                 $  208               $   49
                                                ================     ================       ================     ================

                                                       FOR THE THREE MONTHS ENDED                   FOR THE SIX MONTHS ENDED
                                                                JUNE 30,                                    JUNE 30,
                                                -------------------------------------       -------------------------------------
                                                       2000                 1999                   2000                 1999
                                                ----------------     ----------------       ----------------     ----------------
SELECTED CASH FLOW INFORMATION
Depreciation and amortization                              $  75               $  74                 $ 152               $ 147
Expenditures for property, plant and equipment                28                  30                    48                  76


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

                                                                               JUNE 30,            DECEMBER 31,
MILLIONS OF DOLLARS                                                              2000                  1999
-------------------                                                        ----------------      ----------------
BALANCE SHEETS
Total current assets                                                                 $  343                $  219
Property, plant and equipment, net                                                    1,335                 1,350
Deferred charges and other assets                                                        73                    60
                                                                           ----------------      ----------------
Total assets                                                                         $1,751                $1,629
                                                                           ================      ================
Current maturities of long-term debt                                                 $  - -                $  450
Other current liabilities                                                               858                   307
Long-term debt, less current maturities                                                 276                   247
Other liabilities and deferred credits                                                   76                    69
Partners' capital                                                                       541                   556
                                                                           ----------------      ----------------
Total liabilities and partners' capital                                              $1,751                $1,629
                                                                           ================      ================

                                                       FOR THE THREE MONTHS ENDED                   FOR THE SIX MONTHS ENDED
                                                                JUNE 30,                                    JUNE 30,
                                                -------------------------------------       -------------------------------------
                                                      2000                 1999                   2000                 1999
                                                ----------------     ----------------       ----------------     ----------------
STATEMENTS OF INCOME
Sales and other operating revenues                         $ 901                $ 482                 $1,760                $ 914
Cost of sales                                                893                  495                  1,704                  884
Selling, general and administrative expenses                  14                   15                     28                   34
                                                ----------------     ----------------       ----------------     ----------------
Operating income (loss)                                       (6)                 (28)                    28                   (4)
Interest expense, net                                        (16)                 (10)                   (28)                 (20)
State income tax benefit                                     - -                  - -                    - -                    1
                                                ----------------     ----------------       ----------------     ----------------
Net loss                                                   $ (22)               $ (38)         $      - -                   $ (23)
                                                ================     ================       ================     ================

SELECTED CASH FLOW INFORMATION
Depreciation and amortization                              $  30                $  27                 $   56                $  52
Expenditures for property, plant and equipment                18                   16                     35                   32

5.  EXTRAORDINARY ITEMS

During the first and second quarters of 2000, Lyondell retired debt in the principal amount of $999 million and $1.05 billion, respectively (see Note 9). During the second quarter 2000, Lyondell wrote off $21 million of unamortized debt issuance costs and amendment fees and paid call premiums of $8 million.
The total of $29 million, less a tax benefit of $10 million, was reported as an extraordinary loss on extinguishment of debt. During the first quarter 2000, unamortized debt issuance costs and amendment fees of $17 million, less a tax benefit of $6 million, were written off and reported as an extraordinary loss on extinguishment of debt.

6.  INVENTORIES

The components of inventories consisted of the following:

                                                              JUNE 30,               DECEMBER 31,
MILLIONS OF DOLLARS                                            2000                     1999
-------------------                                    -------------------      -------------------
Finished goods                                                       $ 283                    $ 405
Work-in-process                                                         33                       31
Raw materials                                                           30                       44
Materials and supplies                                                  33                       39
                                                       -------------------      -------------------
     Total inventories                                               $ 379                    $ 519
                                                       ===================      ===================

7.  PROPERTY, PLANT AND EQUIPMENT, NET

The components of property, plant and equipment, at cost, and the related accumulated depreciation consisted of the following:

                                                              JUNE 30,               DECEMBER 31,
MILLIONS OF DOLLARS                                             2000                     1999
-------------------                                    -------------------      -------------------
Land                                                                $    9                   $   35
Manufacturing facilities and equipment                               2,565                    4,406
Construction in progress                                                97                      114
                                                       -------------------      -------------------
     Total property, plant and equipment                             2,671                    4,555
Less accumulated depreciation                                          203                      264
                                                       -------------------      -------------------
     Property, plant and equipment, net                             $2,468                   $4,291
                                                       ===================      ===================

8.  INVESTMENT IN PO JOINT VENTURES

As part of the sale of its polyols business and ownership interests in its domestic PO operations to Bayer, Lyondell entered into joint ventures with Bayer for the manufacture of PO (see Note 2). Bayer's ownership interests entitle it to a portion of the PO production of the plants to provide feedstock on a global basis to the polyols business sold to Bayer by Lyondell, including certain future increases in volumes as Bayer expands the capacity of those polyols manufacturing assets. Bayer's share of annual PO production will increase from
1.34 billion pounds currently to 1.6 billion pounds in 2004. Lyondell is entitled to the remaining PO production and all co-product, SM and TBA, production. Lyondell is the operator of the joint venture plants and the partners share in the cost of production based on their product offtake. Lyondell reports the cost of its product offtake as inventory and cost of sales in its consolidated financial statements. Related cash flows are reported in the operating cash flow section of the consolidated statement of cash flows.

9.  LONG-TERM DEBT

Lyondell used the net proceeds of the March 31, 2000 asset sale to significantly reduce its variable-rate debt. On March 31, 2000, Lyondell repaid $999 million of the principal amount of term Loan A. During the second quarter, Lyondell repaid the $96 million remaining principal balance of Term Loan A, the $149 million outstanding balance of Term Loan F and $810 million of the outstanding balance of Term Loan B.

In February 2000, Lyondell secured an amendment to certain financial covenants in its credit facility that increased its financial and operating flexibility in the near term. Additionally, the amendment eliminated a cross-default provision in the credit facility that could have been triggered by a default on LCR's $450 million construction facility debt. Lyondell was in compliance with all covenants of its credit facility as of June 30, 2000.

10.  COMMITMENTS AND CONTINGENCIES

TDI Agreements--Lyondell is party to a tolling agreement and a resale agreement for toluene diisocyanate ("TDI"). Under these agreements, Lyondell is entitled to all of the TDI output of the supplier's two plants in France, which have a combined rated capacity of approximately 264 million pounds per year. The aggregate purchase price is a combination of plant cost and market price. Lyondell is currently required to purchase a minimum of 216 million pounds of TDI per year. During the second quarter 2000, Lyondell entered into a series of agreements with the supplier to significantly expand the capacity at one of the plants, which provides TDI to Lyondell under the tolling agreement at plant cost. In addition to a $39 million advance payment made in the first quarter 2000, Lyondell is obligated to fund an additional 274 million French francs, or approximately $40 million, of the expansion. The expansion will add approximately 110 million pounds per annum of rated capacity and is scheduled to be available early in 2002. Lyondell's minimum TDI purchase commitment under the revised tolling agreement will be 203 million pounds of TDI per year and will be extended through 2016. The resale agreement, which covered output of the second plant, will expire December 31, 2001. Minimum annual purchases under the resale agreement were approximately 93 million pounds of TDI.

Crude Supply Agreement--Under the crude supply agreement, PDVSA Petroleo y Gas, S.A. ("PDVSA Oil"), an affiliate of CITGO, is required to sell, and LCR is required to purchase, 230,000 barrels per day of extra heavy crude oil, which constitutes approximately 88% of the refinery's refining capacity of 260,000 barrels per day of crude oil. In late April 1998, LCR received notification from PDVSA Oil that it would reduce allocations of crude oil on the grounds of announced OPEC production cuts. LCR began receiving reduced allocations of crude oil from PDVSA Oil in August 1998, amounting to 195,000 barrels per day in that month. LCR was advised by PDVSA Oil in May 1999 of a further reduction in the allocations of crude oil supplied under the crude supply agreement to 184,000 barrels per day, effective May 1999. On several occasions since then, PDVSA Oil has further reduced certain crude oil deliveries, although it has made payments in partial compensation for such reductions. Effective July 1, 2000, PDVSA Oil unilaterally increased allocations of crude oil to LCR to 200,000 barrels per day. Petroleos de Venezuela, S.A. ("PDVSA"), the national oil company of the Republic of Venezuela, has announced that it intends to renegotiate the crude supply agreements that it has with all third parties, including LCR. However, they have confirmed that they expect to honor their commitments if a mutually acceptable restructuring of the crude supply agreement is not achieved. The breach or termination of the crude supply agreement would require LCR to purchase all or a portion of its crude oil feedstocks in the merchant market, would subject LCR to significant volatility and price fluctuations and could adversely affect LCR and, therefore, Lyondell.

LCR Debt--On May 5, 2000, Lyondell and CITGO, as partners of LCR, arranged interim financing for LCR to repay the $450 million outstanding under its construction facility. The interim financing expires September 15, 2000. Lyondell and CITGO are currently syndicating a one-year credit facility to replace the interim debt.

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

Indemnification Arrangements Relating to Equistar--Lyondell, Millennium and Occidental have each agreed to provide certain indemnifications to Equistar with respect to the petrochemicals and polymers businesses contributed by the partners. In addition, Equistar agreed to assume third party claims that are related to certain pre-closing contingent liabilities that are asserted prior to December 1, 2004 for Lyondell and Millennium, and May 15, 2005 for Occidental, to the extent the aggregate thereof does not exceed $7 million to each partner, subject to certain terms of the respective asset contribution agreements. As of June 30, 2000, Equistar had expensed approximately $4 million under the $7 million indemnification basket with respect to the business contributed by Lyondell.

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

As of June 30, 2000, Lyondell's environmental liability for future assessment and remediation costs at the above-mentioned sites totaled $37 million. The liabilities per site range from less than $1 million to $13 million and are expected to be incurred over the next two to seven years. In the opinion of management, there is currently no material range of loss in excess of the amount recorded for these sites. However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in other CERCLA, RCRA, TNRCC or other comparable state or foreign law investigations, could require Lyondell to reassess its potential exposure related to environmental matters.

MTBE--Certain state and federal governmental initiatives have sought either to rescind the oxygenate requirement for reformulated gasoline or to restrict or ban the use of MTBE. At the state level, certain states, including California have initiated actions, supported by recent legislation, to reduce, limit or eliminate the use of MTBE. Such actions, to be effective, would generally require (i) a waiver of the state's oxygenate mandate, (ii) Congressional action in the form of an amendment to the Clean Air Act or (iii) replacement of MTBE with another oxygenate such as ethanol, a more costly and less widely available additive. At the federal level, a blue ribbon panel appointed by the Environmental Protection Agency issued its report on July 27, 1999. That report recommended, among other things, reducing the use of MTBE in gasoline. The EPA has recently announced its intent to seek legislative changes from Congress to give EPA authority to ban MTBE over a three-year period. Such action would only be granted through amendments to the Clean Air Act. Additionally, the EPA is seeking a ban of MTBE utilizing rulemaking authority contained in the Toxic Substance Control Act. It would take at least three years for such a rule to issue. These initiatives or other governmental actions could result in a significant reduction in Lyondell's MTBE sales. The Company has developed technologies to convert TBA into alternate gasoline blending components should it be necessary to reduce MTBE production in the future. Lyondell has an MTBE take-or-pay contract with ARCO, which contributes significant pretax margin. If legislation is enacted or other governmental action taken, ARCO has indicated that it might attempt to invoke a force majeure provision in the contract in order to reduce the quantities of MTBE it purchases under, or to terminate the contract. Lyondell would vigorously dispute such action.

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

11.  STOCKHOLDERS' EQUITY

Basic and Diluted Earnings Per Share--Basic earnings per share ("EPS") for income before extraordinary items for the periods presented are computed based upon the weighted average number of shares outstanding for the periods. Diluted earnings per share for income before extraordinary items include the effect of outstanding stock options issued under the Executive Long-Term Incentive Plan and the Incentive Stock Option Plan. These stock options were antidilutive in the three-month and six-month periods ended June 30, 1999.

                                                               FOR THE THREE MONTHS ENDED
                                                                        JUNE 30,
                                         -------------------------------------------------------------------
                                                       2000                               1999
                                         --------------------------------      -----------------------------
THOUSANDS OF SHARES                           SHARES               EPS             SHARES             EPS
-------------------                      --------------      ------------      ------------     ------------
Basic                                           117,549              $.39            99,648            $(.42)
Dilutive effect of options                          605               - -               - -              - -
                                         --------------      ------------      ------------     ------------
Diluted                                         118,154              $.39            99,648            $(.42)
                                         ==============      ============      ============     ============

                                                                 FOR THE SIX MONTHS ENDED
                                                                         JUNE 30,
                                         ---------------------------------------------------------------------
                                                       2000                                 1999
                                         --------------------------------       ------------------------------
THOUSANDS OF SHARES                           SHARES               EPS               SHARES             EPS
-------------------                      --------------      ------------       -------------     ------------
Basic                                           117,556             $3.00              88,419            $(.45)
Dilutive effect of options                          244              (.01)                - -              - -
                                         --------------      ------------       -------------     ------------
Diluted                                         117,800             $2.99              88,419            $(.45)
                                         ==============      ============       =============     ============

Comprehensive Income - For the three months and six months ended June 30, 2000, Lyondell had comprehensive income of $35 million and $213 million, respectively. For the three months and six months ended June 30, 1999, Lyondell had comprehensive losses of $63 million and $107 million, respectively.

12.  SEGMENT AND RELATED INFORMATION

Lyondell has four reportable segments in which it operates: (i) intermediate chemicals and derivatives; (ii) petrochemicals; (iii) polymers; and (iv) refining. Lyondell's methanol business is not a reportable segment. Summarized financial information concerning reportable segments is shown in the following table:

                                                     INTERMEDIATE
                                                      CHEMICALS
                                                         AND
MILLIONS OF DOLLARS                                  DERIVATIVES    PETROCHEMICALS   POLYMERS    REFINING    OTHER     TOTAL
-------------------                                  -----------    --------------   --------    --------    -----     -----
FOR THE THREE MONTHS ENDED JUNE 30, 2000:
Sales and other operating revenues                         $  976      $    - -      $    - -    $    - -    $- -      $(976)
Operating income                                              142                                                        142
Interest expense                                                                                              (123)     (123)
Interest income                                                                                                 20        20
Other expense, net                                                                                              (1)       (1)
Income (loss) from equity investments                           3              109        (10)        (10)     (26)       66
Income before income taxes and extraordinary item                                                                        104

FOR THE THREE MONTHS ENDED JUNE 30, 1999:
Sales and other operating revenues                            854                                                        854
Operating income                                              100                                                        100
Interest expense                                                                                              (149)     (149)
Interest income                                                                                                  9         9
Other income, net                                                                                               14        14
Income (loss) from equity investments                           3               35          3         (20)     (13)        8
Loss before income taxes and extraordinary item                                                                          (18)

FOR THE SIX MONTHS ENDED JUNE 30, 2000:
Sales and other operating revenues                          2,112                                                      2,112
Operating income                                              229                                                        229
Interest expense                                                                                              (288)     (288)
Interest income                                                                                                 28        28
Other income, net                                                                                                6         6
Income (loss) from equity investments                           6              180        (22)          6      (54)      116
Income before income taxes and extraordinary item                                                                        623

FOR THE SIX MONTHS ENDED JUNE 30, 1999:
Sales and other operating revenues                          1,709                                                      1,709
Operating income                                              229                                                        229
Interest expense                                                                                              (295)     (295)
Interest income                                                                                                 15        15
Other income, net                                                                                                7         7
Income (loss) from equity investments                           3               72          8          (9)     (45)       29
Loss before income taxes and extraordinary item                                                                          (15)

The following table presents the details of "Income from equity investments" as presented above in the "Other" column for the periods indicated:

                                                              FOR THE THREE MONTHS                    FOR THE SIX MONTHS
                                                                 ENDED JUNE 30,                         ENDED JUNE 30,
                                                       -------------------------------        -------------------------------
MILLIONS OF DOLLARS                                         2000               1999                 2000              1999
-------------------                                    ------------       ------------        -------------      ------------
Equistar items not allocated to petrochemicals and
    polymers, principally general and administrative
    expenses and interest expense, net                        $ (27)             $ (30)               $ (53)            $ (59)
Net gain from Equistar asset sales                              - -                 18                  - -                18
Income (loss) from equity investment in LMC                       1                 (1)                  (1)               (4)
                                                       ------------       ------------        -------------      ------------
          Total--Other                                        $ (26)             $ (13)               $ (54)            $ (45)
                                                       ============       ============        =============      ============

13.  PURCHASE OF ARCO CHEMICAL COMPANY

In connection with the July 28, 1998 acquisition of ARCO Chemical, Lyondell accrued liabilities for costs associated with the delay of construction of the PO-11 plant, vesting of certain key manager benefits pursuant to a change of control provision, severance costs for the involuntary termination of certain headquarters employees and relocation costs for moving personnel to Lyondell's Houston headquarters. The total accrued liability for these items was approximately $255 million at the date of acquisition. Lyondell subsequently revised the portion of the estimated liabilities for penalties and cancellation charges related to the PO-11 lump-sum construction contract and related commitments. Based on the final negotiated terms, Lyondell reduced the accrued liability by $13 million in 1999 and by $4 million in the second quarter 2000. Through June 30, 2000, Lyondell had paid and charged approximately $216 million against the accrued liability. Lyondell expects to settle the remaining liability by the end of the current year.

14.  SUPPLEMENTAL GUARANTOR INFORMATION

ARCO Chemical Technology Inc. ("ACTI"), ARCO Chemical Technology L.P. ("ACTLP") and Lyondell Chemical Nederland, Ltd. ("LCNL") are guarantors (collectively "Guarantors") of the $500 million senior subordinated notes and $1.9 billion senior secured notes issued by Lyondell in May 1999. LCNL, a Delaware corporation, is a wholly owned subsidiary of Lyondell that operates a chemical production facility in Rotterdam, the Netherlands. In April 2000, pursuant to the terms of Lyondell's Credit Facility, ACTI and ACTLP became "significant subsidiaries" as defined in the Credit Facility, and, as such, guarantors of the above-mentioned debt securities. ACTI is a Delaware corporation, which holds the investment in ACTLP. ACTLP is a Delaware limited partnership, which holds and licenses technology to other Lyondell affiliates and to third parties. Separate financial statements of the Guarantors are not considered to be material to the holders of the senior subordinated notes and senior secured notes. The following condensed consolidating financial information present supplemental information for the Guarantors as of and for the three and six-month periods ended June 30, 2000 and 1999.

           CONDENSED CONSOLIDATING FINANCIAL INFORMATION (UNAUDITED)

                                 BALANCE SHEET
                              AS OF JUNE 30, 2000

                                                                              NON-                                   CONSOLIDATED
MILLIONS OF DOLLARS                 LYONDELL           GUARANTORS          GUARANTORS           ELIMINATIONS           LYONDELL
-------------------            ----------------    ----------------     ----------------     ----------------      ----------------
Total current assets                     $1,221              $  270                 $ 15              $   - -                $1,506
Property, plant and equipment, net        1,878                 590                  - -                  - -                 2,468
Other investments and
     long-term receivables                3,330                  61                  930               (2,674)                1,647
Goodwill, net                               420                 747                  - -                  - -                 1,167
Deferred charges and other assets           525                  63                  - -                   18                   606
                                  -------------    ----------------     ----------------     ----------------      ----------------
Total assets                             $7,374              $1,731                 $945              $(2,656)               $7,394
                                  =============    ================     ================     ================      ================

Current maturities of long-term          $  212              $  - -                 $- -              $   - -                $  212
 debt
Other current liabilities                   694                 226                  - -                  - -                   920
Long-term debt,
     less current maturities              3,998                 - -                  - -                  - -                 3,998
Other liabilities and deferred              336                  52                  - -                  - -                   388
 credits
Deferred income taxes                       400                 133                  - -                  - -                   533
Intercompany liabilities (assets)           702                (901)                 181                   18                   - -
Minority interest                           175                 - -                  - -                  - -                   175
Stockholders' equity                        857               2,221                  764               (2,674)                1,168
                                  -------------    ----------------     ----------------     ----------------      ----------------
Total liabilities and
     Stockholders' equity                $7,374              $1,731                 $945              $(2,656)               $7,394
                                  =============    ================     ================     ================      ================

                                 BALANCE SHEET
                            AS OF DECEMBER 31, 1999

                                                                              NON-                                   CONSOLIDATED
MILLIONS OF DOLLARS                 LYONDELL           GUARANTORS          GUARANTORS           ELIMINATIONS           LYONDELL
-------------------            ----------------    ----------------     ----------------     ----------------      ----------------
Total current assets                     $1,567              $  311                 $  8              $   - -                $1,886
Property, plant and equipment, net        3,650                 641                  - -                  - -                 4,291
Other investments and
     long-term receivables                2,814                  50                  936               (2,785)                1,015
Goodwill, net                               765                 780                  - -                  - -                 1,545
Deferred charges and other assets           573                 188                  - -                  - -                   761
                                  -------------    ----------------     ----------------     ----------------      ----------------
Total assets                             $9,369              $1,970                 $944              $(2,785)               $9,498
                                  =============    ================     ================     ================      ================

Current maturities of long-term          $  225              $  - -                 $- -              $   - -                $  225
 debt
Other current liabilities                   614                 182                  - -                  - -                   796
Long-term debt,
     less current maturities              6,046                 - -                  - -                  - -                 6,046
Other liabilities and deferred              330                   1                  - -                  - -                   331
 credits
Deferred income taxes                       746                 145                  - -                  - -                   891
Intercompany liabilities (assets)           310                (605)                 295                  - -                   - -
Minority interest                           202                 - -                  - -                  - -                   202
Stockholders' equity                        896               2,247                  649               (2,785)                1,007
                                  -------------    ----------------     ----------------     ----------------      ----------------
Total liabilities and
     stockholders' equity                $9,369              $1,970                 $944              $(2,785)               $9,498
                                  =============    ================     ================     ================      ================

                             STATEMENTS OF INCOME
                   FOR THE THREE MONTHS ENDED JUNE 30, 2000

                                                                           NON-                                    CONSOLIDATED
MILLIONS OF DOLLARS              LYONDELL           GUARANTORS          GUARANTORS           ELIMINATIONS            LYONDELL
-------------------        ----------------     ----------------     ----------------      ----------------      ----------------
Sales and other operating revenues    $ 837                 $252                 $- -                 $(113)                $ 976
Cost of sales                           699                  183                  - -                  (113)                  769
Selling, general and
     Administrative expenses             33                   (1)                   1                   - -                    33
Research and development expense          7                  - -                  - -                   - -                     7
Amortization of goodwill
     and other intangibles               18                    7                  - -                   - -                    25
                                  ---------     ----------------     ----------------      ----------------      ----------------
Operating income (loss)                  80                   63                   (1)                  - -                   142
Interest income (expense), net         (107)                 - -                    4                   - -                  (103)
Other income (expense), net              41                  (42)                 - -                   - -                    (1)
Income from equity investments            3                  - -                   63                   - -                    66
Intercompany income (expense)           (80)                  59                   21                   - -                   - -
Provision (benefit) for income taxes     (9)                  23                   25                   - -                    39
                                  ---------     ----------------     ----------------      ----------------      ----------------
Income (loss) before
     extraordinary item                 (54)                  57                   62                   - -                    65
Extraordinary item, net of taxes        (19)                 - -                  - -                   - -                   (19)
                                  ---------     ----------------     ----------------      ----------------      ----------------
Net income (loss)                     $ (73)                $ 57                 $ 62                 $ - -                 $  46
                                  =========     ================     ================      ================      ================

                   FOR THE THREE MONTHS ENDED JUNE 30, 1999

                                                                             NON-                                    CONSOLIDATED
MILLIONS OF DOLLARS                LYONDELL          GUARANTORS           GUARANTORS           ELIMINATIONS            LYONDELL
-------------------           ----------------     --------------     ----------------      ----------------      ----------------
Sales and other operating revenues       $ 732               $199                 $- -                  $(77)                $ 854
Cost of sales                              616                112                  - -                   (77)                  651
Selling, general and
     administrative expenses                62                  4                  - -                   - -                    66
Research and development expense            14                - -                  - -                   - -                    14
Amortization of goodwill
     and other intangibles                  16                  7                  - -                   - -                    23
                                  ------------     --------------     ----------------      ----------------      ----------------
Operating income                            24                 76                  - -                   - -                   100
Interest income (expense), net            (144)                 1                    3                   - -                  (140)
Other income (expense), net                 62                (48)                 - -                   - -                    14
Income from equity investments               3                - -                    5                   - -                     8
Intercompany income (expense)              (75)                77                   (2)                  - -                   - -
Provision (benefit) for income taxes       (40)                32                    1                   - -                    (7)
                                  ------------     --------------     ----------------      ----------------      ----------------
Income (loss) before
     extraordinary item                    (90)                74                    5                   - -                   (11)
Extraordinary item, net of taxes           (31)               - -                  - -                   - -                   (31)
                                  ------------     --------------     ----------------      ----------------      ----------------
Net income (loss)                        $(121)              $ 74                 $  5                  $- -                  $ (42)
                                  ============     ==============     ================      ================      ================

                    FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                                                               NON-                                    CONSOLIDATED
MILLIONS OF DOLLARS                LYONDELL            GUARANTORS           GUARANTORS           ELIMINATIONS            LYONDELL
-------------------              -------------     ----------------     ----------------      ----------------      ----------------
Sales and other operating revenues     $1,833                 $469           $      - -                 $(190)               $2,112
Cost of sales                           1,553                  358                  - -                  (190)                1,721
Selling, general and
     Administrative expenses               84                    3                    1                   - -                    88
Research and development expense           21                  - -                  - -                   - -                    21
Amortization of goodwill
     and other intangibles                 38                   15                  - -                   - -                    53
                                  -----------     ----------------     ----------------      ----------------      ----------------
Operating income (loss)                   137                   93                   (1)                  - -                   229
Gain (loss) on sale of assets             553                   (9)                 - -                   - -                   544
Interest income (expense), net           (268)                 - -                    8                   - -                  (260)
Other income (expense), net                73                  (79)                 - -                   - -                    (6)
Income from equity investments              6                  - -                  110                   - -                   116
Intercompany income (expense)            (214)                 178                   36                   - -                   - -
Provision for income taxes                147                   51                   43                   - -                   241
                                  -----------     ----------------     ----------------      ----------------      ----------------
Income before
     extraordinary item                   140                  132                  110                   - -                   382
Extraordinary item, net of taxes          (30)                 - -                  - -                   - -                   (30)
                                  -----------     ----------------     ----------------      ----------------      ----------------
Net income                             $  110                 $132                 $110                  $- -                 $ 352
                                  ===========     ================     ================      ================      ================

                    FOR THE SIX MONTHS ENDED JUNE 30, 1999

                                                                             NON-                                   CONSOLIDATED
MILLIONS OF DOLLARS               LYONDELL            GUARANTORS          GUARANTORS          ELIMINATIONS            LYONDELL
-------------------              ------------     ----------------     ----------------     ----------------      ----------------
Sales and other operating revenues      $1,489                 $390                 $- -                $(170)               $1,709
Cost of sales                            1,210                  241                  - -                 (170)                1,281
Selling, general and
     administrative expenses               114                    9                  - -                  - -                   123
Research and development expense            29                  - -                  - -                  - -                    29
Amortization of goodwill
     and other intangibles                  39                    8                  - -                  - -                    47
                                  ------------     ----------------     ----------------     ----------------      ----------------
Operating income                            97                  132                  - -                  - -                   229
Interest income (expense), net            (287)                   1                    6                  - -                  (280)
Other income (expense), net                106                  (99)                 - -                  - -                     7
Income from equity investments               3                  - -                   26                  - -                    29
Intercompany income (expense)             (156)                 152                    4                  - -                   - -
Provision (benefit) for income taxes       (71)                  55                   10                  - -                    (6)
                                  ------------     ----------------     ----------------     ----------------      ----------------
Income (loss) before
     extraordinary item                   (166)                 131                   26                  - -                    (9)
Extraordinary item, net of taxes           (31)                 - -                  - -                  - -                   (31)
                                  ------------     ----------------     ----------------     ----------------      ----------------
Net income (loss)                       $ (197)                $131                 $ 26                 $- -               $  (40)
                                  ============     ================     ================     ================      ================

                            STATEMENT OF CASH FLOWS
                    FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                                                               NON-                                   CONSOLIDATED
MILLIONS OF DOLLARS               LYONDELL            GUARANTORS            GUARANTORS          ELIMINATIONS            LYONDELL
-------------------          ----------------      ---------------      ----------------      ----------------     ----------------
Net income                            $   110                $ 132                 $ 110         $        - -               $   352
Adjustments to reconcile net
  income to net cash provided
  by (used in) operating
   activities:
     Gain (loss) on sale of assets       (553)                   9                   - -                   - -                 (544)
     Depreciation and amortization        112                   30                   - -                   - -                  142
     Extraordinary item                    22                  - -                   - -                   - -                   22
     Net changes in working
          capital and other               373                 (347)                 (126)                  - -                 (100)
                                  -----------      ---------------      ----------------      ----------------     ----------------
     Net cash provided by
          (used in) operating              64                 (176)                  (16)                  - -                 (128)
           activities
                                  -----------      ---------------      ----------------      ----------------     ----------------
Proceeds from sale of assets,
     net of cash sold                   2,260                  164                   - -                   - -                2,424
Expenditures for property,
     plant and equipment                  (27)                  (4)                  - -                   - -                  (31)
Distributions from affiliates
     in excess of earnings                  4                  - -                    27                   - -                   31
Contributions and advances
     to affiliates                          3                  (11)                  (10)                  - -                  (18)
Other                                     (32)                 - -                                                              (32)
                                  -----------      ---------------      ----------------      ----------------     ----------------
     Net cash provided by
          investing activities          2,208                  149                    17                   - -                2,374
                                  -----------      ---------------      ----------------      ----------------     ----------------
Proceeds from issuance
     of long-term debt                    (18)                 - -                   - -                   - -                  (18)
Repayments of long-term debt           (2,061)                 - -                   - -                   - -               (2,061)
Dividends paid                            (52)                 - -                   - -                   - -                  (52)
                                  -----------      ---------------      ----------------      ----------------     ----------------
     Net cash used in
          financing activities         (2,131)                 - -                   - -                   - -               (2,131)
                                  -----------      ---------------      ----------------      ----------------     ----------------
Effect of exchange rate
     changes on cash                      (14)                  12                   - -                   - -                   (2)
                                  -----------      ---------------      ----------------      ----------------     ----------------
Increase (decrease) in
     cash and cash equivalents        $   127                $ (15)                $   1         $        - -               $   113
                                  ===========      ===============      ================      ================     ================

                    FOR THE SIX MONTHS ENDED JUNE 30, 1999

                                                                              NON-                                   CONSOLIDATED
MILLIONS OF DOLLARS              LYONDELL            GUARANTORS            GUARANTORS          ELIMINATIONS            LYONDELL
-------------------          ----------------      ---------------      ----------------      ----------------     ----------------
Net income (loss)                     $  (198)               $ 132                  $ 26         $        - -               $   (40)
Adjustments to reconcile net
  income (loss) to net cash
   provided
  by (used in) operating
   activities:
     Depreciation and amortization        146                   18                   - -                   - -                  164
     Extraordinary item                    31                  - -                   - -                   - -                   31
                                  -----------      ---------------      ----------------      ----------------     ----------------
     Net changes in working
          capital and other               146                 (129)                  (27)                  - -                  (10)
                                  -----------      ---------------      ----------------      ----------------     ----------------
     Net cash provided by
          (used in) operating             125                   21                    (1)                  - -                  145
           activities
                                  -----------      ---------------      ----------------      ----------------     ----------------
Expenditures for property,
     plant and equipment                  (68)                  (7)                  - -                   - -                  (75)
Distributions from affiliates
     in excess of earnings                  7                   (7)                   55                   - -                   55
Contributions and advances
     to affiliates                         (3)                 (11)                  (24)                  - -                  (38)
                                  -----------      ---------------      ----------------      ----------------     ----------------
     Net cash provided by
          (used in) investing             (64)                 (25)                   31                   - -                  (58)
           activities
                                  -----------      ---------------      ----------------      ----------------     ----------------
Proceeds from issuance
     of long-term debt                  3,293                  - -                   - -                   - -                3,293
Repayments of long-term debt           (4,111)                 - -                   - -                   - -               (4,111)
Dividends paid                            (43)                 - -                   - -                   - -                  (43)
Issuance of common stock                  736                  - -                   - -                   - -                  736
Other                                       5                  - -                   - -                   - -                    5
                                  -----------      ---------------      ----------------      ----------------     ----------------
     Net cash used in
          financing activities           (120)                 - -                   - -                   - -                 (120)
                                  -----------      ---------------      ----------------      ----------------     ----------------
Effect of exchange rate
     changes on cash                       (6)                  10                   - -                   - -                    4
                                  -----------      ---------------      ----------------      ----------------     ----------------
(Decrease) increase in
     cash and cash equivalents        $   (65)               $   6                  $ 30         $        - -               $   (29)
                                  ===========      ===============      ================      ================     ================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

GENERAL--Crude oil prices, which affect the raw material costs of Lyondell and Equistar, increased steadily throughout 1999 and peaked in early March 2000 as the OPEC decision to increase production resulted in a temporary decline. A seasonal increase in demand for gasoline during the second quarter 2000, however, triggered a resurgence of crude oil price increases. While second quarter 2000 average benchmark crude oil prices were comparable to first quarter 2000, they were 65% higher than second quarter 1999. Prices for the first six months of 2000 averaged over 90% higher than in the comparable 1999 period. The resumption of crude oil price increases continued to put pressure on product margins for Lyondell and Equistar. In response, both companies announced sales price increases, however, in some cases, these were limited by customer resistance and other competitive factors.

On March 31, 2000, Lyondell completed the sale of its polyols business and an ownership interest in its domestic PO manufacturing operations to Bayer for $2.45 billion, recording an after-tax gain on the sale of $332 million. Lyondell used net proceeds of the sale to retire $2.05 billion of variable-rate debt.

Unless otherwise indicated, the following analysis of operating results compares the second quarter and first six months of 2000 to the comparable 1999 periods. An analysis comparing second quarter 2000 to first quarter 2000 is also included.

NET INCOME--Net income before extraordinary items for the second quarter 2000 was $65 million, an improvement of $76 million compared to a net loss before extraordinary items of $11 million in the second quarter 1999. Excluding the $332 million after-tax gain on asset sale in the first quarter 2000, net income before extraordinary items for the first six months of 2000 was $50 million, an improvement of $59 million compared to a net loss before extraordinary items of $9 million in the first six months of 1999.

The improvements in 2000 were primarily due to higher ethylene margins in Equistar's petrochemicals segment and higher MTBE and SM margins and volumes in Lyondell's intermediate chemicals and derivatives segment. Second quarter 2000 earnings also benefited from lower interest expense, as a result of the early debt retirement, and cost reduction efforts. These improvements were only partly offset by the effects of higher raw material costs on Lyondell's PO and derivatives margins and the sale of the polyols business on March 31, 2000. On a year-to-date basis, lower interest expense due to the early debt retirement in 2000 was partly offset by higher interest rates.

RESULTS OF OPERATIONS

                           LYONDELL CHEMICAL COMPANY

REVENUES, OPERATING COSTS AND EXPENSES--Lyondell's operating results are reviewed in the discussion of the intermediate chemicals and derivatives segment below.

GAIN ON SALE OF ASSETS--The sale of Lyondell's worldwide polyols business as well as an ownership interest in its domestic PO manufacturing operations on March 31, 2000 generated a $544 million pretax, $332 million after tax, gain in the first quarter 2000.

INCOME FROM EQUITY INVESTMENT IN EQUISTAR--Lyondell's income from its equity investment in Equistar was $72 million in the second quarter 2000, an increase of $46 million compared to $26 million in the second quarter 1999. Lyondell's equity income was $105 million for the first six months of 2000, an increase of $66 million compared to $39 million for the comparable 1999 period. The increases primarily reflected the benefit of higher margins in

Equistar's petrochemicals segment, particularly in the second quarter 2000, which were only partly offset by lower margins and volumes in the polymers segment and the effect of $41 million of net gains on asset sales in the second quarter 1999. In the petrochemicals segment, sales price increases for ethylene and co-product propylene outpaced cost increases for raw materials, leading to improved margins. In the polymers segment, sales price increases lagged behind raw material cost increases.

INCOME FROM EQUITY INVESTMENT IN LCR--Lyondell's loss from its equity investment in LCR was $10 million in the second quarter 2000, an improvement of $10 million compared to a loss of $20 million in the second quarter 1999. Lyondell had equity income of $6 million in the first six months of 2000, an improvement of $15 million compared to a loss of $9 million for the 1999 period. The improvements in 2000 were primarily due to higher product margins, reflecting stronger gasoline markets. Although the second quarter 2000 included a major planned turnaround, the effect was more than offset by the impact of unplanned production unit outages during the second quarter 1999.

INTEREST EXPENSE--Interest expense was $123 million in the second quarter 2000 compared to $149 million in the second quarter 1999. The decrease was primarily due to the early retirement of $999 million of debt on March 31, 2000 and an additional $1.05 billion during the second quarter 2000, using proceeds of the asset sale to Bayer. Interest expense was $288 million in the first six months of 2000 compared to $295 million in the 1999 period. The benefit from the early retirement of debt was partly offset by the effect of higher interest rates. Lyondell's fixed-rate debt, issued as part of the May 1999 refinancing, had higher rates compared to the variable-rate debt it replaced, while higher LIBOR rates in 2000 adversely affected the remaining variable-rate debt.

INTEREST INCOME--Interest income was $20 million in the second quarter 2000 compared to $9 million in the second quarter 1999 and $28 million in the first six months of 2000 compared to $15 million in the 1999 period. The increases reflected higher cash balances, primarily in the second quarter 2000, as a result of proceeds from the asset sale.

INCOME TAX--The effective tax rate for 2000, including the gain on asset sale, is estimated to be 39%. While the estimated effective tax rate was 39% for the first six months of 1999, the full-year 1999 effective tax rate, including the extraordinary item, was a tax benefit of 27%. The 1999 tax benefit rate of 27% reflected a federal income tax benefit from a domestic loss incurred in 1999, which was partly offset by tax provisions in foreign jurisdictions.

EXTRAORDINARY ITEMS--The second quarter 2000 extraordinary item consisted of the write off of unamortized debt issuance costs and amendment fees of $21 million and the payment of call premiums of $8 million for a total of $29 million, or $19 million after tax, related to the early extinguishment of $1.05 billion of debt. The first quarter 2000 extraordinary item consisted of the write off of unamortized debt issuance costs and amendment fees totaling $17 million, or $11 million after tax, related to the early extinguishment of $999 million of debt. The early extinguishment of $2.05 billion of debt during the first and second quarters of 2000 was made with proceeds from the March 31, 2000 asset sale to Bayer. The second quarter 1999 extraordinary loss consisted of the write off of unamortized debt issuance costs and amendment fees totaling $54 million, or $31 million after tax, related to early extinguishment of $4.1 billion of debt. During May 1999, Lyondell issued $2.4 billion of fixed-rate debt, $1 billion of variable-rate debt and 40.25 million shares of common stock, using the proceeds to reduce variable-rate debt by a net $3.1 billion.

PRO FORMA

On March 31, 2000, Lyondell completed the sale of its worldwide polyols business, along with an ownership interest in its domestic PO operations, to Bayer for approximately $2.45 billion in cash.

The following condensed income statements present the unaudited pro forma consolidated operating results for the six months ended June 30, 2000 and 1999 as if the transaction had occurred as of the beginning of 2000 and 1999,
respectively.   The pro forma income statements assume that net proceeds of
$2.05 billion were used to retire debt in accordance with the provisions of Lyondell's credit facility and indentures. The operating results for the six months ended June 30, 2000 exclude the after-tax gain on asset sale of $332 million, or $2.82 per share.

                                                                               FOR THE SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                        ------------------------------------
IN MILLIONS, EXCEPT PER SHARE DATA                                            2000                 1999
----------------------------------                                      ---------------      ---------------
Sales and other operating revenues                                               $1,892               $1,308
Operating income                                                                    214                  169
Interest expense                                                                    225                  199
Net income from continuing operations                                                75                   12
Basic and diluted income per share from continuing operations                       .64                  .14

The unaudited pro forma data presented above are not necessarily indicative of the results of operations of Lyondell that would have occurred had such transactions actually been consummated as of the indicated dates, nor are they necessarily indicative of future results.

SECOND QUARTER 2000 VERSUS FIRST QUARTER 2000

For the second quarter 2000, Lyondell reported net income before extraordinary items of $65 million compared to a $15 million loss before extraordinary items, excluding the after-tax gain on asset sale of $332 million, in the first quarter 2000. The improved second quarter 2000 results primarily reflect improved margins for ethylene at Equistar, higher MTBE margins at Lyondell, and lower interest expense that resulted from a substantial reduction in debt. These benefits were only partly offset by the effects of higher raw material costs, a scheduled maintenance turnaround at LCR and the effects of the sale of Lyondell's polyols business.

INTERMEDIATE CHEMICALS AND DERIVATIVES SEGMENT

The following table sets forth actual volumes for this segment, including SM volumes processed under long-term processing arrangements, which are included in sales and other operating revenues. Co-product tertiary butyl alcohol ("TBA") is principally used to produce the derivative MTBE. Volumes of the polyols business, sold on March 31, 2000, are included through the date of sale. Bayer's ownership interests in Lyondell's domestic PO operations entitle it to a portion of the PO production to provide feedstock on a global basis to the polyols business sold to Bayer by Lyondell, including certain future increases in volumes as Bayer expands the capacity of those polyols manufacturing assets. Bayer's share of annual PO production will increase from 1.34 billion pounds currently to 1.6 billion pounds in 2004. Bayer's PO volumes are excluded from the table.

                                                 FOR THE THREE MONTHS ENDED                 FOR THE SIX MONTHS ENDED
                                                           JUNE 30                                   JUNE 30
                                           ------------------------------------      ------------------------------------
IN MILLIONS                                      2000                 1999                 2000                 1999
-----------                                ---------------      ---------------      ---------------      ---------------
PO, PO derivatives, TDI (pounds)                       693                1,062                1,880                2,142
Co-products:
   Styrene monomer (pounds)                            888                  676                1,788                1,458
   TBA and derivatives (gallons)                       308                  268                  592                  533

REVENUES--Revenues of $976 million in the second quarter 2000 increased 14% compared to revenues of $854 million in the second quarter 1999 despite the sale of the polyols business on March 31, 2000. Revenues of $2.1 billion in the first six months of 2000 increased 24% compared to revenues of $1.7 billion in the first six months of 1999. The effect of the sale of the polyols business was more than offset by higher sales prices and volumes in 2000 for co-products MTBE and SM. MTBE prices and volumes benefited from higher gasoline prices, increased global demand, primarily due to new regulations in Europe, and tighter supplies, due to new U.S. reformulated gasoline standards. SM prices and volumes also benefited from stronger demand. Sales price increases for PO and derivatives, excluding polyols, were tempered by new industry PO capacity and the foreign exchange effects of a stronger U.S. dollar. PO and derivatives volumes, which include TDI, declined due to the effects of the sale of the polyols business. Excluding polyols, volumes were flat on a quarterly basis and up 3% on a six-month basis.

OPERATING INCOME--Operating income was $142 million in the second quarter 2000 compared to $100 million in the second quarter 1999. The increase was due to higher margins and volumes for co-products MTBE and SM, which more than offset the effect of the sale of the polyols business and lower margins for other PO and derivatives products. MTBE and SM margins reflected significantly higher prices for those products due to increased demand. PO and derivatives product margins, excluding polyols, decreased due to higher raw material costs, primarily propylene, the cost of which more than doubled compared to 1999. Operating income was $229 million in the first six months of both 2000 and 1999. On a six-month comparative basis, the benefits from higher margins and volumes for MTBE and SM, which primarily occurred in the second quarter 2000, were substantially offset by the year-to-date effects of higher propylene costs on PO and derivatives margins in addition to the effects of the sale of the polyols business. Decreases in selling, general and administrative expense, as well as in research and development expense in 2000 reflected the effects of the sale of the polyols business and benefits from cost reduction efforts.

SECOND QUARTER 2000 VERSUS FIRST QUARTER 2000

Operating income in the second quarter 2000 was $142 million compared to $87 million in the first quarter 2000. Compared to the first quarter 2000, operating income increased 63% as higher profitability for co-products MTBE and SM more than offset the effects of higher propylene costs, a seasonal decline in aircraft deicer sales, and the first quarter 2000 contribution of the polyols business that was sold. The profitability from MTBE increased primarily due to higher prices and margins, reflecting increased demand and stronger gasoline prices. The increased MTBE demand resulted from tight gasoline markets attributable to new U.S. reformulated gasoline standards, the summer driving season, and new gasoline regulations in Europe. Styrene profitability increased in the second quarter compared to the first quarter due to higher margins, while sales volumes were flat. The polyols business that was sold contributed approximately $15 million to first quarter 2000 operating income.

Sales volumes for PO and derivatives, including TDI, decreased from 1.2 billion pounds in the first quarter to 693 million pounds in the second quarter, primarily due to the sale of the polyols business. Excluding the impact of the polyols business, PO and derivative sales volumes were slightly less than the first quarter, mainly due to seasonally lower propylene glycol (PG) sales following the first quarter 2000 aircraft deicer season. The lower PG sales volumes were partially offset by higher merchant PO sales volumes. The continued rise in propylene costs both in the US and Europe resulted in some margin pressure for many PO derivatives in the second quarter relative to the first quarter. Contract chemical grade propylene on the U.S. Gulf Coast rose to nearly 25 cents per pound in the second quarter compared to 19.5 cents per pound in the first quarter. In general, price increases for PO and derivatives products were not able to fully keep pace with rising propylene costs.

                            EQUISTAR CHEMICALS, LP

SEGMENT DATA

The following tables reflect selected actual sales volume data and summarized financial information for Equistar's business segments.

                                                       FOR THE THREE MONTHS ENDED                   FOR THE SIX MONTHS ENDED
                                                                JUNE 30,                                    JUNE 30,
                                                -------------------------------------       -------------------------------------
IN MILLIONS                                           2000                  1999                  2000                  1999
-----------                                     ---------------       ---------------       ---------------       ---------------
SELECTED PETROCHEMICALS PRODUCTS:
    Olefins (pounds)                                      4,606                 4,508                 9,508                 9,035
    Aromatics (gallons)                                     109                    91                   211                   176
Polymers products (pounds)                                1,474                 1,611                 3,141                 3,263

MILLIONS OF DOLLARS
-------------------
SALES AND OTHER OPERATING REVENUES:
Petrochemicals segment                                   $1,761                $1,045                $3,466                $1,950
Polymers segment                                            564                   477                 1,140                   932
Intersegment eliminations                                  (466)                 (312)                 (940)                 (570)
                                                ---------------       ---------------       ---------------       ---------------
    Total                                                $1,859                $1,210                $3,666                $2,312
                                                ===============       ===============       ===============       ===============
COST OF SALES:
Petrochemicals segment                                   $1,492                $  959                $3,023                $1,769
Polymers segment                                            568                   449                 1,158                   873
Intersegment eliminations                                  (466)                 (312)                 (940)                 (570)
                                                ---------------       ---------------       ---------------       ---------------
    Total                                                $1,594                $1,096                $3,241                $2,072
                                                ===============       ===============       ===============       ===============
OTHER OPERATING EXPENSES:
Petrochemicals segment                                   $    2                $    3                $    4                $    6
Polymers segment                                             19                    19                    36                    39
Unallocated                                                  46                    52                    88                   108
                                                ---------------       ---------------       ---------------       ---------------
    Total                                                $   67                $   74                $  128                $  153
                                                ===============       ===============       ===============       ===============
OPERATING INCOME (LOSS):
Petrochemicals segment                                   $  267                $   83                $  439                $  175
Polymers segment                                            (23)                    9                   (54)                   20
Unallocated                                                 (46)                  (52)                  (88)                 (108)
                                                ---------------       ---------------       ---------------       ---------------
    Total                                                $  198                $   40                $  297                $   87
                                                ===============       ===============       ===============       ===============

PETROCHEMICALS SEGMENT

Revenues--Revenues of $1.8 billion in the second quarter 2000 increased 68% compared to second quarter 1999 revenues of $1.0 billion, primarily due to higher sales prices. The increase in sales prices is in response to the significant increases in raw material costs, which have risen steadily since the first quarter 1999, and increased demand. Benchmark quoted ethylene prices averaged 31.7 cents per pound in the second quarter 2000, a 55% increase over the second quarter 1999. Average benchmark propylene prices increased over 130%. While sales volumes in the second quarter 2000 were affected by the planned turnaround at the Morris plant, second quarter 1999 sales volumes were affected by outages at the Channelview, Texas olefins production units.
Revenues of $3.5 billion for the first six months of 2000 increased 78% compared to the first six months of 1999 revenues of $1.95 billion, primarily due to higher sales prices. Sales volumes increased about 7% due to higher demand, reflecting the ongoing strength of the U.S. economy.

COST OF SALES--Cost of sales of $1.5 billion in the second quarter 2000 increased 56% compared to $959 million for the second quarter 1999. Cost of sales of $3.0 billion in the first six months of 2000 increased 71% compared to $1.8 billion for the first six months of 1999. The increases primarily reflected the significant increase in raw material costs and, to a lesser extent, higher volumes.

OPERATING INCOME--Operating income of $267 million in the second quarter 2000 more than tripled from $83 million in the second quarter 1999 due to higher product margins, as sales prices increased more than raw material costs. Industry data indicates that ethylene cash margins were 16.2 cents per pound in the second quarter 2000 compared to 7.5 cents per pound in the second quarter 1999. Operating income of $439 million for the first six months of 2000 increased 150% from $175 million in the first six months of 1999 due primarily to higher product margins and, to a lesser extent, higher sales volumes.

POLYMERS SEGMENT

REVENUES--Revenues of $564 million in the second quarter 2000 increased 18% compared to $477 million in the second quarter 1999 as higher sales prices were partly offset by an 8% decrease in volumes. The average benchmark price for polyethylene in the second quarter 2000 increased about 30% from the comparable prior year period. Revenues of $1.1 billion for the first six months of 2000 increased 22% compared to $932 million in the first six months of 1999 as higher sales prices were partly offset by a 4% decrease in volumes. The sales price increases reflect pressure from escalating raw material costs. The decreases in volumes reflect the effect of the turnaround at the Morris, Illinois facility in the second quarter 2000 and a slow down in demand late in the second quarter 2000.

COST OF SALES--Cost of sales of $568 million in the second quarter 2000 increased 26% compared to $449 million for the second quarter 1999, while cost of sales of $1.2 billion in the first six months of 2000 increased 32% compared to $873 million for the first six months of 1999. The increases primarily reflected the significant increases in raw material costs, primarily ethylene and propylene, partly offset by the decrease in volumes.

OPERATING INCOME--For the second quarter 2000, the polymers segment had an operating loss of $23 million compared to operating income of $9 million in the second quarter 1999. For the first six months of 2000, the operating loss was $54 million compared to an operating profit of $20 million in the comparable 1999 period. The decreases were primarily due to lower polymers margins as sales price increases lagged behind increases in polymers raw material costs.

UNALLOCATED ITEMS

The following discusses expenses that were not allocated to the petrochemicals or polymers segments.

OTHER OPERATING EXPENSES, UNALLOCATED--These include general and administrative expenses and amortization of goodwill and other intangibles. Unallocated expenses were $46 million in the second quarter 2000 and $52 million in the second quarter 1999. For the first six months of 2000, unallocated expenses were $88 million compared to $108 million in the comparable 1999 period. The decreases were primarily due to previously announced cost reduction measures taken in the fourth quarter 1999. The first quarter 1999 also included nonrecurring transition service costs related to the business contributed by Occidental in May 1998 and system implementation costs.

OTHER INCOME (EXPENSE), NET--Other income of $46 million in the second quarter 1999 primarily consisted of net gains on asset sales, including the sale of Equistar's concentrates and compounds business.

SECOND QUARTER 2000 VERSUS FIRST QUARTER 2000

Equistar reported net income of $152 million in the second quarter 2000 compared to net income of $56 million in the first quarter 2000. The $96 million increase primarily reflected improved petrochemicals and polymers margins, which more than offset lower sales volumes for petrochemicals and polymers resulting from a planned turnaround at Morris, Illinois, a major petrochemical and polymers facility, and weaker demand late in the second quarter. The increase in petrochemicals margins primarily resulted from higher product prices, especially ethylene and co-product propylene. The contribution from co-products was very significant in the second quarter. Average benchmark ethylene prices increased 3 cents per pound, or 10%, while propylene prices increased 5 cents per pound or 28%. Raw material costs were generally flat quarter to quarter. Polymers operating results also improved as polymer prices increased more than the cost of raw materials, primarily ethylene and propylene.

                          LYONDELL-CITGO REFINING LP

REFINING SEGMENT

The following table sets forth, in thousands of barrels per day, sales volumes for LCR's refined products and processing rates for the periods indicated:

                                                    FOR THE THREE MONTHS ENDED                 FOR THE SIX MONTHS ENDED
                                                             JUNE 30,                                  JUNE 30,
                                              ------------------------------------      ------------------------------------
THOUSAND BARRELS PER DAY                            2000                 1999                 2000                 1999
------------------------                      ---------------      ---------------      ---------------      ---------------
REFINED PRODUCTS:
     Gasoline                                             122                  104                  114                  110
     Diesel and heating oil                                60                   57                   63                   61
     Jet fuel                                              12                   15                   14                   16
     Aromatics                                             11                   10                   10                    9
     Other refined products                                81                   85                   99                  103
                                              ---------------      ---------------      ---------------      ---------------
          Total refined products volumes                  286                  271                  300                  299
                                              ===============      ===============      ===============      ===============

CRUDE PROCESSING RATES:
     Crude Supply Agreement--coked                        138                  149                  159                  177
     Other heavy crude oil--coked                           0                   14                   20                   11
     Other crude oil                                       55                   39                   38                   40
                                              ---------------      ---------------      ---------------      ---------------
          Total crude oil                                 193                  202                  217                  228
                                              ===============      ===============      ===============      ===============

REVENUES--Revenues, including intersegment sales, were $901 million in the second quarter 2000, an 87% increase over second quarter 1999 revenues of $482 million, and $1.8 billion for the first six months of 2000, a 93% increase over revenues of $914 million for the 1999 period. The increases primarily resulted from higher prices for refined products as a result of a stronger market for gasoline and other fuels in 2000. LCR maintained sales volumes despite a major planned turnaround in the second quarter 2000 through market purchases of raw material feeds for downstream processing units.

NET INCOME--LCR had a net loss of $22 million in the second quarter 2000 compared to a $38 million net loss in the second quarter 1999 and broke even for the first six months of 2000 versus a $23 million net loss in the 1999 period. The improvement in the 2000 periods compared to 1999 was primarily due to higher margins, reflecting a stronger gasoline market in 2000. While the second quarter 2000 was negatively impacted by a major planned turnaround, this was more than offset by the second quarter 1999 effect of unplanned production unit outages. This is reflected in the lower crude processing rates shown above in the second quarters of both 2000 and 1999.

SECOND QUARTER 2000 VERSUS FIRST QUARTER 2000

LCR had a net loss of $22 million in the second quarter 2000 compared to net income of $22 million in the first quarter 2000. LCR's results in the second quarter were impacted by the planned turnaround noted above. As a result, crude oil processing rates averaged 193,000 barrels per day, a 20% decline compared to the first quarter rate of 242,000 barrels per day.

FINANCIAL CONDITION

OPERATING ACTIVITIES--Operations used cash of $128 million in the first six months of 2000 compared to $145 million provided in the comparable 1999 period. The 2000 period reflects the effects of payments of expenses and estimated income taxes related to the sale of the polyols business, as well as higher working capital. The working capital increase was primarily due to higher receivable levels, which reflected higher product prices as well as a decrease in the amount of receivables sold under a 1998 receivables sales agreement.
Cash provided by operating activities in 1999 included customer advances and tax refunds.

INVESTING ACTIVITIES--On March 31, 2000, Lyondell completed the sale of its polyols business and an ownership interest in its domestic PO manufacturing operations for approximately $2.45 billion to Bayer.

As part of their strategic alliance, Lyondell and Bayer are in negotiations to form a joint venture for the construction of the previously announced world-scale PO facility, known as PO-11, to be located in The Netherlands. The plant is expected to start up in early 2003. Lyondell has initiated activity on the project under an engineering, procurement and construction contract signed in June 2000.

Lyondell made capital expenditures of $31 million in the first six months of 2000 and expects capital expenditures to total $113 million in 2000, including initial spending on the PO-11 facility. Equistar expects capital expenditures of $160 million in 2000, while LCR expects to spend $60 million. During the second quarter 2000, Lyondell entered into a series of agreements to significantly expand the capacity at one of the plants in France providing TDI under a cost-based tolling agreement, utilizing a new, more efficient technology. Lyondell made a $39 million advance payment in the first quarter 2000, and is obligated to pay an additional 274 million French francs, or approximately $40 million, for the expansion in 2001.

Contributions and advances to affiliates of $18 million for the first six months of 2000 included $11 million to LCR and $7 million to the PO joint venture. The contribution to the PO joint venture included $5 million of net capital expenditures. Distributions from affiliates in excess of earnings for the first six months of 2000 were $31 million, primarily from LCR and LMC.

FINANCING ACTIVITIES--Lyondell used the net proceeds of the asset sale to significantly reduce its variable-rate debt. On March 31, 2000, Lyondell repaid $999 million of the principal amount of Term Loan A and on April 7, 2000, Lyondell repaid the $96 million remaining principal balance of Term Loan A and the $149 million outstanding balance of Term Loan F. On May 18, 2000, Lyondell reduced the outstanding balance of Term Loan B by $810 million. Lyondell also paid $10 million in debt amendment fees and $8 million of call premiums related to Term Loan B.

Lyondell paid regular quarterly dividends of $.225 per share of common stock in the first two quarters of 2000 for a total of $52 million.

LIQUIDITY AND CAPITAL RESOURCES--At June 30, 2000, Lyondell had cash on hand of $420 million. Lyondell also had $500 million available under its revolving credit facility that extends until July 2003. Current maturities of long-term debt were $212 million.

Lyondell's credit facility and the indentures under which Lyondell's senior secured notes and senior subordinated notes were issued contain covenants relating to liens, sale and leaseback transactions, debt incurrence, leverage and interest coverage ratios, dividends and investments, sales of assets and mergers and consolidations. Lyondell secured an amendment to certain financial covenants in February 2000 that increased its financial and operating flexibility in the near term. Lyondell was in compliance with all such covenants as of June 30, 2000.

The February 2000 amendment to the credit facility eliminated a cross-default provision in the credit facility that could have been triggered by a default on LCR's $450 million construction facility, which was outstanding on March 31, 2000. On May 5, 2000, Lyondell and CITGO, as partners of LCR, arranged interim financing for LCR to repay the $450 million outstanding under the construction facility. The interim financing expires September 15, 2000. Lyondell and CITGO are currently syndicating a one-year credit facility to replace the interim debt.

Equistar had outstanding debt of $2.2 billion at June 30, 2000. Lyondell remains liable on approximately $553 million of Equistar debt for which Equistar assumed primary responsibility in connection with its formation. At June 30, 2000, Equistar and LCR had combined outstanding debt of $2.7 billion and combined equity of approximately $4.2 billion. The ability of Equistar and LCR to distribute cash to Lyondell is reduced by their respective debt service obligations. Furthermore, a default under Equistar's debt instruments involving more than $50 million of indebtedness would constitute a cross-default under Lyondell's Credit Facility.

Lyondell believes that conditions will be such that cash balances, cash generated from operating activities, and funds from lines of credit will be adequate to meet anticipated future cash requirements for scheduled debt repayments, necessary capital expenditures, operations and dividends for the foreseeable future.

CURRENT BUSINESS OUTLOOK

Lyondell expects the contribution from PO co-products, MTBE and SM, to be tempered in the second half of 2000 by a softening of demand due to seasonality and new industry capacity. MTBE margins should, however, remain above historical levels. Demand for PO continues to be good despite new industry capacity additions. Lyondell expects PO and derivatives margins to benefit from a decrease in propylene costs. The significant reduction in variable-rate debt has reduced interest expense while reducing the impact of any future interest rate increases.

Equistar experienced a slowdown in demand for products in both the petrochemicals and polymers segments late in the second quarter, however it believes that the slowdown was primarily driven by a combination of seasonal effects and industry inventory reduction in anticipation of lower prices. Lyondell expects that any potential weakness at Equistar will be offset by improvement at LCR. LCR's third quarter operating results will benefit from increased processing rates as a result of extra heavy Venezuelan crude oil inventoried during the turnaround and increased allocations under the CSA, which began July 1, 2000. LCR should also continue to benefit from strong refining margins.

Over the longer term, industry forecasts project a continuing difficult business environment due to industry capacity additions, primarily in the petrochemicals and polymers segments. This new capacity is expected to put pressure on product margins beginning in late 2000 until demand growth absorbs the new capacity. Management's current priorities are to improve Lyondell's financial flexibility, actively manage its current portfolio of assets and maximize earnings and cash flow. This includes paying down additional acquisition-related debt, effectively managing working capital, achieving cost reductions and employing a disciplined capital spending program.

ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. Subsequently, the FASB delayed the effective date by one year. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, amending certain provisions of SFAS No. 133. The statements are effective for Lyondell's calendar year 2001 with early adoption permitted. SFAS No. 133, as amended by SFAS No. 138, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending upon whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings. Lyondell, Equistar and LCR are currently evaluating the effect SFAS No. 133 implementation will have on their financial statements.

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in the financial statements. The statement is effective for Lyondell's fourth quarter of 2000 with early adoption encouraged. Lyondell, Equistar and LCR are currently evaluating the effect SAB No. 101 implementation will have on their financial statements.

ITEM 3.  DISCLOSURE OF MARKET RISK.

Lyondell's exposure to market risks is described in Item 7a of its Annual Report on Form 10-K for the year ended December 31, 1999. During the second quarter 2000, Equistar entered into over-the-counter "derivative" contracts for crude oil to help manage its exposure to commodity price risk with respect to crude-oil related raw material purchases. These hedging arrangements have the effect of locking in, at predetermined prices and for a specified period of time, the prices that Equistar will pay for the volumes to which the hedge relates.

As of June 30, 2000, the outstanding over-the-counter "derivative" contracts totaled 2.2 million barrels of crude oil. The contracts mature from July through December 2000, and cover approximately 30% of Equistar's raw material requirements that are exposed to crude oil price fluctuations during this period. Assuming a hypothetical 30% decrease in crude oil prices from those in effect at June 30, 2000 the loss in earnings for the derivatives contracts would be approximately $20 million. Sensitivity analysis was used for this purpose. Lyondell's share of such loss would be approximately $5 million after taxes.
The quantitative information about market risk is necessarily limited because it does not take into account the effects of the underlying operating transactions.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits
               27   Financial Data Schedule.

         (b) Reports on Form 8-K

               The following Current Reports on Form 8-K were filed during the quarter ended June 30, 2000 and through the date hereof:

                      Date of Report       Item No.       Financial Statements
                      --------------       --------       --------------------
                       May 5, 2000           5, 7                   No

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Lyondell Chemical Company


Dated:  August 14, 2000                         /s/ ROBERT T. BLAKELY
                                            --------------------------------
                                                  Robert T. Blakely
                                             Executive Vice President and
                                             Chief Financial Officer


                                                /s/ KELVIN R. COLLARD
                                            --------------------------------
                                                Kelvin R. Collard
                                             Vice President and Controller
                                             (Principal Accounting Officer)