Form 10-Q
period 2000-09-30
LYONDELL CHEMICAL CO
filed 2000-11-14
CIK 842635

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

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

                                ---------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]    No
                                                         ---

Number of shares of Common Stock, $1.00 par value, outstanding as of September 30, 2000: 117,560,333

================================================================================

                         PART I.  FINANCIAL INFORMATION

                           LYONDELL CHEMICAL COMPANY

             ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                       CONSOLIDATED STATEMENTS OF INCOME

                                                      For the three months ended              For the nine months ended
                                                             September 30,                          September 30,
                                                 ----------------------------------     ----------------------------------
Millions of dollars, except per share data                2000               1999                2000               1999
------------------------------------------       ------------------     -----------     ----------------      ------------
Sales and other operating revenues                         $ 975              $ 976              $3,087             $2,685
Operating costs and expenses:
     Cost of sales                                           793                771               2,514              2,052
     Selling, general and administrative expenses             51                 63                 139                186
     Research and development expense                          6                 14                  27                 43
     Amortization of goodwill
          and other intangible assets                         28                 28                  81                 75
                                                           -----              -----             -------             ------
                                                             878                876               2,761              2,356
                                                           -----              -----             -------             ------
     Operating income                                         97                100                 326                329

Gain on sale of assets                                        46                - -                 590                - -
Interest expense                                            (114)              (156)               (403)              (451)
Interest income                                               10                 12                  39                 27
Other income, net                                             14                  2                   8                  9
                                                           -----              -----             -------             ------
     Income (loss) before equity investments,
          income taxes and extraordinary item                 53                (42)                560                (86)
                                                           -----              -----             -------             ------

Income from equity investments:
     Equistar Chemicals, LP                                   35                 24                 140                 63
     LYONDELL-CITGO Refining LP                               42                 14                  48                  5
     Other                                                     6                  2                  11                  1
                                                           -----              -----             -------             ------
                                                              83                 40                 199                 69
                                                           -----              -----             -------             ------
     Income (loss) before income
          taxes and extraordinary items                      136                 (2)                759                (17)

Provision for income taxes                                     3                 11                 244                  5
                                                           -----              -----             -------             ------
     Income (loss) before extraordinary items                133                (13)                515                (22)

Extraordinary loss on extinguishment
     of debt, net of income taxes                            - -                 (4)                (30)               (35)
                                                           -----              -----             -------             ------
Net income (loss)                                          $ 133              $ (17)             $  485             $  (57)
                                                           =====              =====              ======             ======

Basic earnings per share:
     Income (loss) before extraordinary items              $1.13              $(.11)             $ 4.38             $ (.22)
                                                           =====              =====              ======             ======
     Net income (loss)                                     $1.13              $(.14)             $ 4.13             $ (.57)
                                                           =====              =====              ======             ======
Diluted earnings per share:
     Income (loss) before extraordinary items              $1.13              $(.11)             $ 4.37             $ (.22)
                                                           =====              =====              ======             ======
     Net income (loss)                                     $1.13              $(.14)             $ 4.12             $ (.57)
                                                           =====              =====              ======             ======



                See Notes to Consolidated Financial Statements.

                           LYONDELL CHEMICAL COMPANY

                          CONSOLIDATED BALANCE SHEETS


                                                                                  September 30,          December 31,
Millions of dollars, except par value data                                             2000                   1999
------------------------------------------                                         ------------          ------------
ASSETS
Current assets:
     Cash and cash equivalents                                                       $  516                   $  307
     Accounts receivable, net                                                           498                      566
     Inventories                                                                        420                      519
     Prepaid expenses and other current assets                                          114                      114
     Deferred tax assets                                                                 60                      380
                                                                                     ------                   ------
          Total current assets                                                        1,608                    1,886
                                                                                     ------                   ------
Property, plant and equipment, net                                                    2,417                    4,291
Investments and long-term receivables:
     Investment in PO joint ventures                                                    664                      - -
     Investment in Equistar Chemicals, LP                                               638                      607
     Receivable from LYONDELL-CITGO Refining LP                                         229                      219
     Investment in LYONDELL-CITGO Refining LP                                            58                       52
     Other investments and long-term receivables                                        117                      137
Goodwill, net                                                                         1,147                    1,545
Other assets                                                                            536                      761
                                                                                     ------                   ------
Total assets                                                                         $7,414                   $9,498
                                                                                     ======                   ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                $  371                   $  350
     Current maturities of long-term debt                                               212                      225
     Other accrued liabilities                                                          450                      446
                                                                                     ------                   ------
          Total current liabilities                                                   1,033                    1,021
                                                                                     ------                   ------
Long-term debt, less current maturities                                               3,995                    6,046
Other liabilities                                                                       383                      331
Deferred income taxes                                                                   647                      891
Commitments and contingencies
Minority interest                                                                       179                      202
Stockholders' equity:
     Preferred stock, $.01 par value, 80,000,000 shares
       authorized, none outstanding                                                     - -                      - -
     Common stock, $1.00 par value, 250,000,000 shares
       authorized, 120,250,000 shares issued                                            120                      120
     Additional paid-in capital                                                         854                      854
     Retained earnings                                                                  578                      172
     Accumulated other comprehensive loss                                              (300)                     (64)
     Treasury stock, at cost, 2,689,667 and 2,678,976 shares,
      respectively                                                                      (75)                     (75)
                                                                                     ------                   ------
          Total stockholders' equity                                                  1,177                    1,007
                                                                                     ------                   ------
Total liabilities and stockholders' equity                                           $7,414                   $9,498
                                                                                     ======                   ======



                See Notes to Consolidated Financial Statements.

                           LYONDELL CHEMICAL COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    For the nine months ended
                                                                                          September 30,
                                                                         --------------------------------------------
Millions of dollars                                                                  2000                     1999
-------------------                                                       ---------------------       ---------------
Cash flows from operating activities:
     Net income (loss)                                                               $   485                  $   (57)
     Adjustments to reconcile net income (loss) to
       net cash provided by operating activities:
          Gain on sale of assets                                                        (590)                     - -
          Depreciation and amortization                                                  203                      244
          Deferred income taxes                                                           75                        3
          Extraordinary items                                                             30                       35
          Increase in accounts receivable                                               (134)                    (143)
          (Increase) decrease in inventories                                             (28)                      37
          Increase in accounts payable                                                    44                       13
          Net change in other working capital accounts                                    (5)                      52
          Other, net                                                                     (43)                      46
                                                                                     -------                  -------
               Net cash provided by operating activities                                  37                      230
                                                                                     -------                  -------
Cash flows from investing activities:
     Proceeds from sale of assets, net of cash sold                                    2,445                      - -
     Distributions from affiliates in excess of earnings                                 - -                       82
     Expenditures for property, plant and equipment                                      (78)                     (90)
     Contributions and advances to affiliates                                            (28)                     (45)
                                                                                     -------                  -------
               Net cash provided by (used in) investing activities                     2,339                      (53)
                                                                                     -------                  -------
Cash flows from financing activities:
     Repayment of long-term debt                                                      (2,064)                  (4,117)
     Issuance of long-term debt, net                                                     - -                    3,400
     Issuance of common stock                                                            - -                      736
     Dividends paid                                                                      (79)                     (70)
     Payment of debt-related costs                                                       (18)                    (107)
     Other                                                                               - -                        8
                                                                                     -------                  -------
               Net cash used in financing activities                                  (2,161)                    (150)
                                                                                     -------                  -------
Effect of exchange rate changes on cash                                                   (6)                      (2)
                                                                                     -------                  -------
Increase in cash and cash equivalents                                                    209                       25
Cash and cash equivalents at beginning of period                                         307                      233
                                                                                     -------                  -------
Cash and cash equivalents at end of period                                           $   516                  $   258
                                                                                     =======                  =======



                See Notes to Consolidated Financial Statements.

                           LYONDELL CHEMICAL COMPANY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.  Basis of Preparation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 1999 included in the Lyondell Chemical Company ("Lyondell") 1999 Annual Report on Form 10-K pursuant to
Section 13 or 15(d) of the Securities Exchange Act of 1934. Certain amounts from prior periods have been reclassified to conform to the current period presentation.


2.  Gain on Sale of Assets

On March 31, 2000, Lyondell completed the sale of its polyols business and ownership interests in its domestic propylene oxide ("PO") operations to Bayer AG and Bayer Corporation (collectively "Bayer") for approximately $2.45 billion. In the first quarter, Lyondell recorded a pretax gain on the sale of $544 million. In the third quarter 2000, the final settlement of working capital with Bayer and resolution of certain estimated liabilities resulted in the recording of an additional pretax gain on the sale of $46 million. Lyondell used proceeds of the asset sale to retire a significant portion of its outstanding debt (see Note 9). The polyols business had sales of approximately $830 million for the year ended December 31, 1999. The accompanying consolidated statements of income included the operating results of the polyols business through March 31, 2000. As part of the transaction, Lyondell entered into joint ventures with Bayer for the manufacture of PO. Lyondell contributed approximately $1.2 billion of assets to the joint ventures, and sold $522 million of ownership interests to Bayer. Lyondell's residual interests are reported as "Investment in PO joint ventures" in the accompanying consolidated balance sheets (see Note 8).

The major components of the net assets divested, were as follows:

Millions of dollars:
--------------------
Working capital, net of cash sold                $  241
Property, plant and equipment                       492
Investment in PO joint ventures                     522
Goodwill                                            348
Other intangibles                                   134
Other liabilities, net                              (15)
                                                 ------
    Total net assets divested                    $1,722
                                                 ======

As part of the asset sale, Lyondell accrued liabilities of $53 million for employee severance, relocation and other employee benefits, covering approximately 850 employees. The affected employees were generally terminated on or about April 1, 2000, with a limited number providing transition services through mid-2001. Payments of $24 million for severance, relocation and other employee benefits were made through September 30, 2000. During the third quarter 2000, Lyondell reduced the accrued liability by $25 million due to a reduction in the number of affected employees and significantly lower than expected payments of severance and other benefits. The $25 million reduction in accrued liability was included as part of the gain on sale recognized in the third quarter. Lyondell expects to settle the remainder of the liability within the next year.

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

                                                                                    September 30,         December 31,
Millions of dollars                                                                      2000                   1999
-------------------                                                                 -------------         ------------
BALANCE SHEETS
Total current assets                                                                   $1,409                 $1,360
Property, plant and equipment, net                                                      3,829                  3,926
Investment in PD Glycol                                                                    53                     52
Goodwill, net                                                                           1,094                  1,119
Other assets                                                                              282                    279
                                                                                       ------                 ------
Total assets                                                                           $6,667                 $6,736
                                                                                       ======                 ======

Current maturities of long-term debt                                                   $   90                 $   92
Other current liabilities                                                                 631                    692
Long-term debt, less current maturities                                                 2,157                  2,169
Other liabilities                                                                         132                    121
Partners' capital                                                                       3,657                  3,662
                                                                                       ------                 ------
Total liabilities and partners' capital                                                $6,667                 $6,736
                                                                                       ======                 ======

                                                     For the three months ended               For the nine months ended
                                                            September 30,                           September 30,
                                                ----------------------------------      ----------------------------------
                                                      2000               1999                 2000               1999
                                                ---------------    ---------------      ---------------    ---------------
STATEMENTS OF INCOME
Sales and other operating revenues                       $1,914             $1,471               $5,580             $3,783
Cost of sales                                             1,738              1,322                4,979              3,294
Selling, general and administrative expenses                 49                 54                  142                170
Research and development expense                              9                 11                   28                 31
Amortization of goodwill and other intangibles                9                  8                   25                 25
                                                         ------             ------              -------            -------
Operating income                                            109                 76                  406                163
Interest expense, net                                       (45)               (42)                (134)              (127)
Other income (expense), net                                  (1)                 1                   (1)                47
                                                         ------             ------              -------            -------
Net income                                               $   63             $   35               $  271             $   83
                                                         ======             ======               ======             ======

SELECTED CASH FLOW INFORMATION
Depreciation and amortization                            $   78             $   75               $  230             $  222
Expenditures for property, plant and equipment               33                 36                   81                112


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

                                                                              September 30,           December 31,
Millions of dollars                                                                2000                   1999
-------------------                                                           ---------------        ---------------
BALANCE SHEETS
Total current assets                                                                   $  359                 $  219
Property, plant and equipment, net                                                      1,324                  1,350
Other assets                                                                               74                     60
                                                                                       ------                 ------
Total assets                                                                           $1,757                 $1,629
                                                                                       ======                 ======

Short-term debt                                                                        $  450                 $ - -
Current maturities of long-term debt                                                      - -                    450
Other current liabilities                                                                 465                    307
Long-term debt, less current maturities                                                   264                    247
Other liabilities                                                                          58                     69
Partners' capital                                                                         520                    556
                                                                                       ------                 ------
Total liabilities and partners' capital                                                $1,757                 $1,629
                                                                                       ======                 ======


                                                     For the three months ended               For the nine months ended
                                                            September 30,                           September 30,
                                                ----------------------------------      ----------------------------------
                                                        2000               1999                 2000               1999
                                                ---------------    ---------------      ---------------    ---------------
STATEMENTS OF INCOME
Sales and other operating revenues                       $1,177              $ 780               $2,937             $1,694
Cost of sales                                             1,077                735                2,781              1,619
Selling, general and administrative expenses                 18                 13                   46                 47
                                                         ------              -----               ------             ------
Operating income                                             82                 32                  110                 28
Interest expense, net                                       (16)               (11)                 (44)               (31)
State income tax benefit                                    - -                - -                  - -                  1
                                                         ------              -----               ------             ------
Net income (loss)                                        $   66              $  21               $   66             $   (2)
                                                         ======              =====               ======             ======

SELECTED CASH FLOW INFORMATION
Depreciation and amortization                            $   28              $  26               $   84             $   78
Expenditures for property, plant and equipment               11                 11                   46                 43


5.  Extraordinary Items

During the first and second quarters of 2000, Lyondell retired debt in the principal amount of $2.05 billion (see Note 9). Lyondell wrote off $38 million of unamortized debt issuance costs and amendment fees and paid call premiums of $8 million. The total charges of $46 million, less a tax benefit of $16 million, were reported as an extraordinary loss on extinguishment of debt.

6.  Inventories

The components of inventories consisted of the following:

                                                                                  September 30,           December 31,
Millions of dollars                                                                    2000                   1999
-------------------                                                               -------------           ------------
Finished goods                                                                          $ 327                  $ 405
Work-in-process                                                                             9                     31
Raw materials                                                                              53                     44
Materials and supplies                                                                     31                     39
                                                                                        -----                  -----
     Total inventories                                                                  $ 420                  $ 519
                                                                                        =====                  =====


7.  Property, Plant and Equipment, Net

The components of property, plant and equipment, at cost, and the related accumulated depreciation consisted of the following:

                                                                                 September 30,           December 31,
Millions of dollars                                                                   2000                   1999
-------------------                                                              -------------           ------------
Land                                                                                   $    9                 $   35
Manufacturing facilities and equipment                                                  2,499                  4,406
Construction in progress                                                                  131                    114
                                                                                       ------                 ------
     Total property, plant and equipment                                                2,639                  4,555
Less accumulated depreciation                                                             222                    264
                                                                                       ------                 ------
     Property, plant and equipment, net                                                $2,417                 $4,291
                                                                                       ======                 ======


8.  Investment in PO Joint Ventures

As part of the sale of its polyols business and ownership interests in its domestic PO operations to Bayer, Lyondell entered into joint ventures with Bayer for the manufacture of PO (see Note 2). Bayer's ownership interests entitle it to a portion of the PO production of the plants to provide feedstock on a global basis to the polyols business sold to Bayer by Lyondell, including certain future increases in volumes as Bayer expands the capacity of those polyols manufacturing assets. Bayer's share of annual PO production will increase from
1.34 billion pounds currently to 1.6 billion pounds in 2004. Lyondell is entitled to the remaining PO production and all co-product, SM and TBA, production. Lyondell is the operator of the joint venture plants. The partners share in the cost of production based on their product offtake. Lyondell reports the cost of its product offtake as inventory and cost of sales in its consolidated financial statements. Related cash flows are reported in the operating cash flow section of the consolidated statement of cash flows. Lyondell's investment in the PO joint ventures is reduced through recognition of its share of the depreciation and amortization of the assets of the joint ventures. Other changes in the investment balance are principally due to additional capital investments by Lyondell in the joint ventures.


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

10.  Commitments and Contingencies

Capital Commitments--Lyondell has commitments, including those related to capital expenditures, all made in the normal course of business. At September 30, 2000, capital commitments included those related to the construction of a world-scale PO facility, known as PO-11, in the Netherlands and a major expansion of a TDI facility in France. The outstanding commitments on these two projects totaled $80 million as of September 30, 2000.

Leases--During the third quarter 2000, construction began on a new BDO facility in Europe known as BDO-2. Construction is being financed by a third party lessor. Upon completion early in 2002, Lyondell will lease the facility under an operating lease for a term of five years. Lyondell may, at its option, purchase the facility at any time up to the end of the lease term for an amount equal to the unrecovered construction costs of the lessor, as defined. If Lyondell does not exercise the purchase option, the facility will be sold and Lyondell will pay the lessor a termination fee to the extent the sales price is less than the residual value of the facility, as defined. The residual value at the end of the lease term is estimated at approximately $200 million.

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

Crude Supply Agreement--Under the crude supply agreement, PDVSA Petroleo y Gas, S.A. ("PDVSA Oil"), an affiliate of CITGO and of Petroleos de Venezuela, S.A. ("PDVSA"), the national oil company of the Republic of Venezuela, is required to sell, and LCR is required to purchase, 230,000 barrels per day of extra heavy crude oil. This constitutes approximately 88% of the refinery's refining capacity of 260,000 barrels per day of crude oil. In late April 1998, LCR received notification from PDVSA Oil that it would reduce allocations of crude oil on the grounds of announced OPEC production cuts. LCR began receiving reduced allocations of crude oil from PDVSA Oil in August 1998, amounting to 195,000 barrels per day in that month. LCR was advised by PDVSA Oil in May 1999 of a further reduction in the allocations of crude oil supplied under the crude supply agreement to 184,000 barrels per day, effective May 1999. On several occasions since then, PDVSA Oil has further reduced certain crude oil deliveries, although it has made payments in partial compensation for such reductions. Subsequently, PDVSA Oil unilaterally increased allocations of crude oil to LCR to 200,000 barrels per day effective July 1, 2000 and to 230,000 barrels per day effective October 1, 2000. LCR has consistently contested the validity of PDVSA Oil and PDVSA's reduction in deliveries under the crude supply agreement. PDVSA has announced that it intends to renegotiate the crude supply agreements that it has with all third parties, including LCR. However, they have confirmed that they expect to honor their commitments if a mutually acceptable restructuring of the crude supply agreement is not achieved. The breach or termination of the crude supply agreement would require LCR to purchase all or a portion of its crude oil feedstocks in the merchant market, would subject LCR to significant volatility and price fluctuations and could adversely affect LCR and, therefore, Lyondell.

LCR Debt--On May 5, 2000, Lyondell and CITGO, as partners of LCR, arranged interim financing for LCR to repay the $450 million outstanding under its construction facility. On September 15, 2000, Lyondell and CITGO completed the syndication of one-year credit facilities for LCR, which consist of a $450 million term loan to replace the interim financing and a $70 million revolving credit facility to be used for working capital and general business purposes.

Cross Indemnity Agreement--In connection with the transfer of assets and liabilities from Atlantic Richfield Company ("ARCO") to Lyondell in 1988, Lyondell agreed to assume certain liabilities arising out of the operation of Lyondell's integrated petrochemicals and refining business prior to July 1, 1988. In connection with the transfer of such liabilities, Lyondell and ARCO entered into an agreement, updated in 1997 ("Revised Cross-Indemnity

Agreement"), whereby Lyondell agreed to defend and indemnify ARCO against certain uninsured claims and liabilities which ARCO may incur relating to the operation of Lyondell prior to July 1, 1988, including certain liabilities which may arise out of pending and future lawsuits. For current and future cases related to Lyondell's products and operations, ARCO and Lyondell bear a proportionate share of judgment and settlement costs according to a formula that allocates responsibility based upon years of ownership during the relevant time period. Under the Revised Cross-Indemnity Agreement, Lyondell will assume responsibility for its proportionate share of future costs for waste site matters not covered by ARCO insurance. On April 18, 2000, ARCO was acquired by BP Amoco PLC (BP Amoco).

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

Indemnification Arrangements Relating to Equistar--Lyondell, Millennium and Occidental have each agreed to provide certain indemnifications to Equistar with respect to the petrochemicals and polymers businesses contributed by the partners. In addition, Equistar agreed to assume third party claims that are related to certain pre-closing contingent liabilities that are asserted prior to December 1, 2004 for Lyondell and Millennium, and May 15, 2005 for Occidental, to the extent the aggregate thereof does not exceed $7 million to each partner, subject to certain terms of the respective asset contribution agreements. As of September 30, 2000, Equistar had expensed approximately $4 million under the $7 million indemnification basket with respect to the business contributed by Lyondell.

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

As of September 30, 2000, Lyondell's environmental liability for future assessment and remediation costs at the above-mentioned sites totaled $35 million. The liabilities per site range from less than $1 million to $14 million and are expected to be incurred over the next two to seven years. In the opinion of management, there is currently no material range of loss in excess of the amount recorded for these sites. However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in other CERCLA, RCRA, TNRCC or other comparable state or foreign law investigations, could require Lyondell to reassess its potential exposure related to environmental matters.

MTBE--Certain state and federal governmental initiatives have sought either to rescind the oxygenate requirement for reformulated gasoline or to restrict or ban the use of MTBE. At the state level, certain states, including California have initiated actions, supported by recent legislation, to reduce, limit or eliminate the use of MTBE. Such actions, to be effective, would generally require (i) a waiver of the state's oxygenate mandate, (ii) Congressional action in the form of an amendment to the Clean Air Act or (iii) replacement of MTBE with another oxygenate such as ethanol, a more costly and less widely available additive. At the federal level, a blue ribbon panel appointed by the Environmental Protection Agency issued its report on July 27, 1999. That report recommended, among other things, reducing the use of MTBE in gasoline. The EPA has recently announced its intent to seek legislative changes from Congress to give EPA authority to ban MTBE over a three-year period. Such action would only be granted through amendments to the Clean Air Act. Additionally, the EPA is seeking a ban of MTBE utilizing rulemaking authority contained in the Toxic Substance Control Act. It would take at least three years for such a rule to issue. These initiatives or other governmental actions could result in a significant reduction in Lyondell's MTBE sales. The Company has developed technologies to convert TBA into alternate gasoline blending components should it be necessary to reduce MTBE production in the future. Lyondell has an MTBE take-or-pay contract with ARCO (now wholly owned by BP Amoco), which contributes significant pretax margin. If legislation is enacted or other governmental action taken, ARCO had in the past indicated that it might attempt to invoke a force majeure provision in the contract in order to reduce the quantities of MTBE it purchases under, or to terminate the contract. Lyondell would vigorously dispute such action.

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


11.  Financial Instruments

During the third quarter 2000, Lyondell entered into foreign currency forward contracts to hedge foreign exchange exposures related to euro-denominated PO-11 project commitments. As of September 30, 2000, the notional amounts of outstanding forward contracts totaled 134 million euros, or about $120 million. Gains and losses on the forward contracts are deferred and will be included in the measurement of the plant construction costs. Lyondell deferred $5 million of hedging losses as of September 30, 2000.

12.  Stockholders' Equity

Basic and Diluted Earnings Per Share--Basic earnings per share ("EPS") for income before extraordinary items for the periods presented are computed based upon the weighted average number of shares outstanding for the periods. Diluted earnings per share for income before extraordinary items include the effect of outstanding stock options issued under the Executive Long-Term Incentive Plan and the Incentive Stock Option Plan. These stock options were antidilutive in the three-month and nine-month periods ended September 30, 1999.

                                                                             For the three months ended
                                                                                   September 30,
                                                          -------------------------------------------------------------
                                                                        2000                            1999
                                                          -----------------------------     ---------------------------
Thousands of shares                                           Shares             EPS            Shares           EPS
-------------------                                       -------------     -----------     ------------    -----------
Basic                                                           117,556           $1.13          117,554          $(.11)
Dilutive effect of options                                          165             - -              - -            - -
                                                                -------           -----          -------          -----
Diluted                                                         117,721           $1.13          117,554          $(.11)
                                                                =======           =====          =======          =====

                                                                              For the nine months ended
                                                                                    September 30,
                                                          --------------------------------------------------------------
                                                                       2000                             1999
                                                          -----------------------------      ---------------------------
Thousands of shares                                           Shares             EPS             Shares           EPS
-------------------                                       -------------     -----------      ------------    -----------
Basic                                                           117,556           $4.38            98,237          $(.22)
Dilutive effect of options                                          253            (.01)              - -            - -
                                                                -------           -----            ------          -----
Diluted                                                         117,808           $4.37            98,237          $(.22)
                                                                =======           =====            ======          =====


Comprehensive Income - Comprehensive income consisted of the following:

                                                     For the three months ended               For the nine months ended
                                                            September 30,                           September 30,
                                                ----------------------------------      ----------------------------------
                                                        2000               1999                 2000               1999
                                                ---------------    ---------------      ---------------    ---------------
Net income (loss)                                         $ 133              $ (17)               $ 485              $ (57)
Foreign currency translation loss                           (97)               (11)                (236)               (78)
                                                          -----              -----                -----              -----
Comprehensive income (loss)                               $  36              $ (28)               $ 249              $(135)
                                                          =====              =====                =====              =====

13.  Segment and Related Information

Lyondell has four reportable segments in which it operates: (i) intermediate chemicals and derivatives; (ii) petrochemicals; (iii) polymers; and (iv) refining. Lyondell's methanol business ("LMC") is not a reportable segment. Summarized financial information concerning reportable segments is shown in the following table:

                                                    Intermediate
                                                     Chemicals
                                                        and
Millions of dollars                                 Derivatives   Petrochemicals   Polymers   Refining    Other        Total
-------------------                                 ------------  --------------  ----------  --------  ----------  ------------
For the three months ended September 30, 2000:
Sales and other operating revenues                        $  975     $    - -     $    - -    $   - -         - -        $  975
Operating income                                              97                                                             97
Gain on sale of assets                                                                                         46            46
Interest expense                                                                                             (114)         (114)
Interest income                                                                                                10            10
Other income, net                                                                                              14            14
Income (loss) from equity investments                          2           84          (19)         42        (26)           83
Income before income taxes and extraordinary item                                                                           136

For the three months ended September 30, 1999:
Sales and other operating revenues                           976                                                            976
Operating income                                             100                                                            100
Gain on sale of assets                                                                                        590           590
Interest expense                                                                                             (156)         (156)
Interest income                                                                                                12            12
Other income, net                                                                                               2             2
Income (loss) from equity investments                          2           40           11          14        (27)           40
Loss before income taxes and extraordinary item                                                                              (2)

For the nine months ended September 30, 2000:
Sales and other operating revenues                         3,087                                                          3,087
Operating income                                             326                                                            326
Interest expense                                                                                             (403)         (403)
Interest income                                                                                                39            39
Other income, net                                                                                               8             8
Income (loss) from equity investments                          8          264          (41)         48        (80)          199
Income before income taxes and extraordinary item                                                                           759

For the nine months ended September 30, 1999:
Sales and other operating revenues                         2,685                                                          2,685
Operating income                                             329                                                            329
Interest expense                                                                                             (451)         (451)
Interest income                                                                                                27            27
Other income, net                                                                                               9             9
Income (loss) from equity investments                          5          112           19           5        (72)           69
Loss before income taxes and extraordinary item                                                                             (17)

The following table presents the details of "Income from equity investments" as presented above in the "Other" column for the periods indicated:

                                                                    For the three months                For the nine months
                                                                     ended September 30,                ended September 30,
                                                               ----------------------------       ----------------------------
Millions of dollars                                                 2000             1999               2000            1999
-------------------                                            -----------      -----------       ------------     -----------
Equistar items not allocated to petrochemicals and
    polymers, principally general and administrative
    expenses and interest expense, net                               $ (30)           $ (27)             $ (83)          $ (86)
Net gain from Equistar asset sales                                     - -              - -                - -              18
Income (loss) from equity investment in LMC                              4              - -                  3              (4)
                                                                     -----            -----              -----           -----
          Total--Other                                               $ (26)           $ (27)             $ (80)          $ (72)
                                                                     =====            =====              =====           =====


14.  Purchase of ARCO Chemical Company

In connection with the July 28, 1998 acquisition of ARCO Chemical, Lyondell accrued liabilities for costs associated with the delay of construction of the PO-11 plant, vesting of certain key manager benefits pursuant to a change of control provision, severance costs for the involuntary termination of certain headquarters employees and relocation costs for moving personnel to Lyondell's Houston headquarters. The total accrued liability for these items was approximately $255 million at the date of acquisition. Lyondell subsequently revised the portion of the estimated liabilities for penalties and cancellation charges related to the PO-11 lump-sum construction contract and related commitments. Based on the final negotiated terms, Lyondell reduced the accrued liability by $13 million in 1999 and by $4 million in the second quarter 2000. In addition, during the third quarter 2000 Lyondell finalized the portion of the accrued liability related to employee costs and reduced the liability by $10 million. The third quarter 2000 benefit of the accrual reversal was substantially offset by other acquisition-related costs that were incurred but had not been identified or accrued at the time of purchase. Through September 30, 2000, Lyondell had paid and charged approximately $213 million in total against the accrued liability. The remaining $15 million of the accrued liability relates to PO-11 commitments and final settlement is subject to negotiations with the affected third parties.


15.   Supplemental Guarantor Information

ARCO Chemical Technology Inc. ("ACTI"), ARCO Chemical Technology L.P. ("ACTLP") and Lyondell Chemical Nederland, Ltd. ("LCNL") are guarantors (collectively "Guarantors") of its credit facility as well as the $500 million senior subordinated notes and $1.9 billion senior secured notes issued by Lyondell in May 1999. LCNL, a Delaware corporation, is a wholly owned subsidiary of Lyondell that operates a chemical production facility in Rotterdam, the Netherlands and has been a Guarantor since the credit facility was entered into. In April 2000, pursuant to the terms of Lyondell's credit facility, ACTI and ACTLP became "significant subsidiaries" as defined in the credit facility, and, as such, guarantors of the above-mentioned debt securities. ACTI is a Delaware corporation, which holds the investment in ACTLP. ACTLP is a Delaware limited partnership, which holds and licenses technology to other Lyondell affiliates and to third parties. Separate financial statements of the Guarantors are not considered to be material to the holders of the senior subordinated notes and senior secured notes. The following condensed consolidating financial information present supplemental information for the Guarantors as of and for the three and nine-month periods ended September 30, 2000 and 1999.

           CONDENSED CONSOLIDATING FINANCIAL INFORMATION (UNAUDITED)

                                 BALANCE SHEET
                            As of September 30, 2000

                                                                      Non-                         Consolidated
Millions of dollars                     Lyondell    Guarantors     Guarantors     Eliminations       Lyondell
-------------------                   -------------------------------------------------------------------------
Total current assets                      $1,327        $  262           $ 19          $   - -           $1,608
Property, plant and equipment, net         1,860           557            - -              - -            2,417
Other investments and
     long-term receivables                 3,746            61            978           (3,079)           1,706
Goodwill, net                                423           724            - -              - -            1,147
Deferred charges and other assets            471            63            - -                2              536
                                          ------        ------           ----          -------           ------
Total assets                              $7,827        $1,667           $997          $(3,077)          $7,414
                                          ======        ======           ====          =======           ======

Current maturities of long-term debt      $  212        $  - -           $- -          $   - -           $  212
Other current liabilities                    599           223             (1)             - -              821
Long-term debt,
     less current maturities               3,995           - -            - -              - -            3,995
Other liabilities and deferred credits       328            55            - -              - -              383
Deferred income taxes                        518           129            - -              - -              647
Intercompany liabilities (assets)            819          (973)           152                2              - -
Minority interest                            179           - -            - -              - -              179
Stockholders' equity                       1,177         2,233            846           (3,079)           1,177
                                          ------        ------           ----          -------           ------
Total liabilities and
     Stockholders' equity                 $7,827        $1,667           $997          $(3,077)          $7,414
                                          ======        ======           ====          =======           ======



                                 BALANCE SHEET
                            As of December 31, 1999

                                                                      Non-                         Consolidated
Millions of dollars                     Lyondell    Guarantors     Guarantors     Eliminations       Lyondell
-------------------                   -------------------------------------------------------------------------
Total current assets                      $1,567        $  311           $  8          $   - -           $1,886
Property, plant and equipment, net         3,650           641            - -              - -            4,291
Other investments and
     long-term receivables                 2,925            50            936           (2,896)           1,015
Goodwill, net                                765           780            - -              - -            1,545
Deferred charges and other assets            573           188            - -              - -              761
                                          ------        ------           ----          -------           ------
Total assets                              $9,480        $1,970           $944          $(2,896)          $9,498
                                          ======        ======           ====          =======           ======

Current maturities of long-term debt      $  225        $  - -           $- -          $   - -           $  225
Other current liabilities                    614           182            - -              - -              796
Long-term debt,
     less current maturities               6,046           - -            - -              - -            6,046
Other liabilities and deferred credits       330             1            - -              - -              331
Deferred income taxes                        746           145            - -              - -              891
Intercompany liabilities (assets)            310          (605)           295              - -              - -
Minority interest                            202           - -            - -              - -              202
Stockholders' equity                       1,007         2,247            649           (2,896)           1,007
                                          ------        ------           ----          -------           ------
Total liabilities and
     stockholders' equity                 $9,480        $1,970           $944          $(2,896)          $9,498
                                          ======        ======           ====          =======           ======

                              STATEMENTS OF INCOME
                 For the Three Months Ended September 30, 2000

                                                                       Non-                        Consolidated
Millions of dollars                     Lyondell     Guarantors     Guarantors    Eliminations       Lyondell
-------------------                   ------------  ------------  -------------  ---------------  -------------
Sales and other operating revenues         $ 812           $232           $- -           $ (69)           $ 975
Cost of sales                                699            163            - -             (69)             793
Selling, general and
     administrative expenses                  49              2            - -             - -               51
Research and development expense               6            - -            - -             - -                6
Amortization of goodwill
     and other intangibles                    21              7            - -             - -               28
                                           -----           ----            ---           -----            -----
Operating income                              37             60              -             - -               97
Gain on sale of assets                        46            - -            - -             - -               46
Interest income (expense), net              (108)             1              3             - -             (104)
Other income (expense), net                   37            (23)           - -             - -               14
Income from equity investments               137            - -             81            (135)              83
Intercompany income (expense)                (16)            32             14             (30)             - -
Provision (benefit) for income taxes         - -             12             19             (28)               3
                                           -----           ----            ---           -----            -----
Income (loss) before
     extraordinary item                      133             58             79            (137)             133
Extraordinary item, net of taxes             - -            - -            - -             - -              - -
                                           -----           ----           ----           -----            -----
Net income                                 $ 133           $ 58           $ 79           $(137)           $ 133
                                           =====           ====           ====           =====            =====



                 For the Three Months Ended September 30, 1999

                                                                       Non-                         Consolidated
Millions of dollars                     Lyondell     Guarantors     Guarantors     Eliminations       Lyondell
-------------------                   ------------  ------------  -------------  ---------------  -------------
Sales and other operating revenues         $ 850          $ 214           $- -            $ (88)           $ 976
Cost of sales                                709            150            - -              (88)             771
Selling, general and
     administrative expenses                  59              4            - -              - -               63
Research and development expense              14            - -            - -              - -               14
Amortization of goodwill
     and other intangibles                    23              5            - -              - -               28
                                           -----           ----           ----            -----            -----
Operating income                              45             55            - -              - -              100
Interest income (expense), net              (149)             1              4              - -             (144)
Other income (expense), net                   29            (27)           - -              - -                2
Income from equity investments               122            - -             39             (121)              40
Intercompany income (expense)                (46)           (61)           (31)             138              - -
Provision (benefit) for income taxes          14           (116)           (27)             140               11
                                           -----           ----           ----            -----            -----
Income (loss) before
     extraordinary item                      (13)            84             39             (123)             (13)
Extraordinary item, net of taxes              (4)           - -            - -              - -               (4)
                                           -----           ----           ----            -----            -----
Net income (loss)                          $ (17)         $  84           $ 39            $(123)           $ (17)
                                           -----           ----           ----            -----            -----

                  For the Nine Months Ended September 30, 2000

                                                                       Non-                        Consolidated
Millions of dollars                     Lyondell     Guarantors     Guarantors    Eliminations       Lyondell
-------------------                   ------------  ------------  -------------  ---------------  -------------
Sales and other operating revenues        $2,645          $ 701           $- -           $(259)          $3,087
Cost of sales                              2,252            521            - -            (259)           2,514
Selling, general and
     administrative expenses                 134              5            - -             - -              139
Research and development expense              27            - -            - -             - -               27
Amortization of goodwill
     and other intangibles                    59             22            - -             - -               81
                                          ------          -----           ----           -----           ------
Operating income                             173            153            - -             - -              326
Gain on sale of assets                       590            - -            - -             - -              590
Interest income (expense), net              (376)             1             11             - -             (364)
Other income (expense), net                  119           (111)           - -             - -                8
Income from equity investments               387            - -            191            (379)             199
Intercompany income (expense)               (136)           210             50            (124)             - -
Provision for income taxes                   242             62             62            (122)             244
                                          ------          -----           ----           -----           ------
Income before
     extraordinary item                      515            191            190            (381)             515
Extraordinary item, net of taxes             (30)           - -            - -             - -              (30)
                                          ------          -----           ----           -----           ------
Net income                                $  485          $ 191           $190           $(381)          $  485
                                          ======          =====           ====           =====           ======



                  For the Nine Months Ended September 30, 1999

                                                                       Non-                         Consolidated
Millions of dollars                     Lyondell     Guarantors     Guarantors     Eliminations       Lyondell
-------------------                   ------------  ------------  -------------  ---------------    -------------
Sales and other operating revenues        $2,339          $ 604           $- -            $(258)          $2,685
Cost of sales                              1,919            391            - -             (258)           2,052
Selling, general and
     administrative expenses                 173             13            - -              - -              186
Research and development expense              43            - -            - -              - -               43
Amortization of goodwill
     and other intangibles                    62             13            - -              - -               75
                                          ------          -----           ----            -----           ------
Operating income                             142            187            - -              - -              329
Interest income (expense), net              (436)             2             10              - -             (424)
Other income (expense), net                  135           (126)           - -              - -                9
Income from equity investments               283            - -             65             (279)              69
Intercompany income (expense)               (139)            91            (27)              75              - -
Provision (benefit) for income taxes           7            (61)           (17)              76                5
                                          ------          -----           ----            -----           ------
Income (loss) before
     extraordinary item                      (22)           215             65             (280)             (22)
Extraordinary item, net of taxes             (35)           - -            - -              - -              (35)
                                          ------          -----           ----            -----           ------
Net income (loss)                         $  (57)         $ 215           $ 65            $(280)          $  (57)
                                          ======          =====           ====            =====           ======

                            STATEMENT OF CASH FLOWS
                  For the Nine Months Ended September 30, 2000

                                                                           Non-                                   Consolidated
Millions of dollars                    Lyondell       Guarantors        Guarantors          Eliminations            Lyondell
                                      -----------     ----------     -----------------     -----------------    -----------------
Net income                                $   105         $ 188            $ 192               $    - -              $   485
Adjustments to reconcile net
  income to net cash provided
  by (used in) operating activities:
     (Gain) loss on sale of assets           (599)            9              - -                     - -                (590)
     Depreciation and amortization            159            44              - -                     - -                 203
     Extraordinary item                        30           - -              - -                     - -                  30
     Net changes in working
          capital and other                   507          (426)            (172)                    - -                 (91)
                                      -----------     ---------        ---------             -----------          ----------
     Net cash provided by
          (used in) operating
           activities                         202          (185)              20                     - -                  37
                                      -----------     ---------        ---------             -----------          ----------
Proceeds from sale of assets,
     net of cash sold                       2,281           164              - -                     - -               2,445
Expenditures for property,
     plant and equipment                      (59)          (19)             - -                     - -                 (78)
Contributions and advances
     to affiliates                              3           (11)             (20)                    - -                 (28)
                                      -----------     ---------        ---------             -----------          ----------
     Net cash provided by (used in)
          investing activities              2,225           134              (20)                    - -               2,339
                                      -----------     ---------        ---------             -----------          ----------
Payment of debt related costs                 (18)          - -              - -                     - -                 (18)
Repayments of long-term debt               (2,064)          - -              - -                     - -              (2,064)
Dividends paid                                (79)          - -              - -                     - -                 (79)
                                      -----------     ---------        ---------             -----------          ----------
     Net cash used in
          financing activities             (2,161)          - -              - -                     - -              (2,161)
                                      -----------     ---------        ---------             -----------          ----------
Effect of exchange rate
     changes on cash                          (51)           45              - -                     - -                  (6)
                                      -----------     ---------        ---------             -----------          ----------
Increase (decrease) in
     cash and cash equivalents            $   215         $  (6)           $ - -               $     - -             $   209
                                      ===========     =========        =========             ===========          ==========

                  For the Nine Months Ended September 30, 1999

                                                                              Non-                            Consolidated
Millions of dollars                         Lyondell       Guarantors      Guarantors       Eliminations        Lyondell
-------------------                         --------       ----------      ----------       -------------     ------------
Net income (loss)                         $  (336)          $ 214           $  65              $ - -             $  (57)
Adjustments to reconcile net
  income (loss) to net cash provided
  by (used in) operating activities:
     Depreciation and amortization            213              31             - -                - -                244
     Extraordinary item                        35             - -             - -                - -                 35
     Net changes in working
          capital and other                   273            (149)           (116)               - -                  8
                                          -------           -----           -----              -----             ======
     Net cash provided by
          (used in) operating
           activities                         185              96             (51)               - -                230
                                          -------           -----           -----              -----             ======
Expenditures for property,
     plant and equipment                      (81)             (9)            - -                - -                (90)
Distributions from affiliates
     in excess of earnings                     16             (16)             82                - -                 82
Contributions and advances
     to affiliates                             (3)            (11)            (31)               - -                (45)
                                          -------           -----           -----              -----             ======
     Net cash provided by
          (used in) investing
           activities                         (68)            (36)             51                - -                (53)
                                          -------           -----           -----              -----             ======
Payment of debt related costs                (107)                                                                 (107)
Proceeds from issuance
     of long-term debt                      3,400             - -             - -                - -              3,400
Repayments of long-term debt               (4,117)            - -             - -                - -             (4,117)
Dividends paid                                (70)            - -             - -                - -                (70)
Issuance of common stock                      736             - -             - -                - -                736
Other                                           8             - -             - -                - -                  8
                                          -------           -----           -----              -----             ======
     Net cash used in
          financing activities               (150)            - -             - -                - -               (150)
                                          -------           -----           -----              -----             ======
Effect of exchange rate
     changes on cash                            2              (4)            - -                - -                 (2)
                                          -------           -----           -----              -----             ======
(Decrease) increase in
     cash and cash equivalents            $   (31)          $  56           $ - -              $ - -             $   25
                                          =======           =====           =====              =====             ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

General--Crude oil prices, which affect the raw material costs of Lyondell and Equistar, increased steadily throughout 1999 and the first quarter of 2000. After a temporary decrease in April 2000, crude oil prices became more volatile, but still trended upward, peaking in September 2000 at a three-year high. Third quarter 2000 average benchmark crude oil prices were 12% higher than the second quarter 2000 and 74% higher than the third quarter 1999. Prices for the first nine months of 2000 averaged 85% higher than the comparable 1999 period. These crude oil price increases put pressure on product margins for Lyondell and Equistar. In response, both companies announced sales price increases, however, in some cases, these were limited by market resistance and other competitive factors. More recently, Equistar experienced downward pressure on prices due to competition from new industry capacity. In addition, third quarter 2000 GDP (gross domestic product) growth in the U.S. slowed significantly from growth rates experienced in the prior four quarters.

On March 31, 2000, Lyondell completed the sale of its polyols business and an ownership interest in its domestic PO manufacturing operations to Bayer for $2.45 billion. Net proceeds of the sale were used to retire $2.05 billion of variable-rate debt. Including post-closing adjustments recorded in the third quarter 2000, Lyondell recorded a $400 million after-tax gain on the sale.

Unless otherwise indicated, the following analysis of operating results compares the third quarter and first nine months of 2000 to the comparable 1999 periods. An analysis comparing third quarter 2000 to second quarter 2000 is also included.

Net Income--Net income of $133 million for the third quarter 2000 included a $40 million benefit due to a lower revised income tax rate and a favorable $31 million after-tax adjustment of the gain on the Bayer asset sale. The third quarter 1999 net loss of $17 million included an $11 million charge and a $4 million extraordinary loss, both due to a revised income tax rate. Excluding these items, third quarter 2000 net income was $62 million compared to a $2 million net loss in the third quarter 1999. Excluding the $400 million after-tax gain on asset sale, net income before extraordinary items for the first nine months of 2000 was $115 million compared to a net loss before extraordinary items of $22 million in the first nine months of 1999.

The increases in net income in both the third quarter and nine-month comparisons were primarily due to higher equity income from Equistar and LCR and lower interest expense. The operating results for Lyondell's intermediate chemicals and derivatives segment were flat. Equistar's income improved primarily due to higher ethylene margins in Equistar's petrochemicals segment. LCR's income improvement reflected higher margins, due to higher gasoline prices, and higher sales volumes. The lower interest expense was due to the debt retirement and was partly offset by higher interest rates. Margins improved in Lyondell's intermediate chemicals and derivatives segment, particularly for MTBE, but these were offset by the effect of the sale of the polyols business on March 31, 2000.



RESULTS OF OPERATIONS

                           Lyondell Chemical Company

Revenues, Operating Costs and Expenses--Lyondell's operating results are reviewed in the discussion of the intermediate chemicals and derivatives segment below.

Gain on Sale of Assets--In the first quarter 2000, the sale of assets to Bayer generated a pretax gain of $544 million. In the third quarter 2000, the final settlement of working capital with Bayer and resolution of certain estimated liabilities resulted in the recording of an additional pretax gain of $46 million for a total gain on the sale of $590 million, or $400 million after tax.

Income from Equity Investment in Equistar--Lyondell's income from its equity investment in Equistar was $35 million in the third quarter 2000 compared to $24 million in the third quarter 1999. Equity income was $140 million for the first nine months of 2000 compared to $63 million for the comparable 1999 period. For the 2000 periods, the benefit of higher margins in Equistar's petrochemicals segment, particularly in the second quarter 2000, more than offset lower margins in the polymers segment and the effect, on the nine-month comparison, of $41 million of net gains on asset sales included in the second quarter 1999. In the petrochemicals segment, sales prices for ethylene increased more than costs for raw materials, leading to higher margins in the 2000 periods. In the polymers segment, 2000 margins were lower as sales price increases lagged behind raw material cost increases.

Income from Equity Investment in LCR--Lyondell's income from its equity investment in LCR was $42 million in the third quarter 2000 compared to $14 million in the third quarter 1999. Lyondell had equity income of $48 million in the first nine months of 2000 compared to $5 million for the 1999 period. The improvements in 2000, primarily in the third quarter, were due to higher allocations and an improved mix of Venezuelan crude oil, higher spot margins, reflecting a stronger gasoline market, and higher margins for reformulated gasoline as well as lubes and aromatics. Although the second quarter 2000 included a major planned turnaround, the effect was more than offset by the impact of unplanned production unit outages during the second quarter 1999.

Interest Expense--Interest expense was $114 million in the third quarter 2000 compared to $156 million in the third quarter 1999 and $403 million in the first nine months of 2000 compared to $451 million in the 1999 period. The decreases were primarily due to the early retirement of $2.05 billion of debt during 2000, using proceeds of the asset sale to Bayer. The benefit from the early retirement of debt, which was realized in the second and third quarters of 2000, was partly offset by the effect of higher interest rates. Lyondell's fixed-rate debt, issued as part of the May 1999 refinancing, had higher rates compared to the variable-rate debt it replaced, while higher LIBOR rates in 2000 adversely affected the remaining variable-rate debt.

Interest Income--Interest income was $39 million in the first nine months of 2000 compared to $27 million in the 1999 period. The increase reflected higher cash balances, primarily in the second quarter 2000, as a result of proceeds from the asset sale to Bayer.

Income Tax--The estimated effective tax rate for 2000 was revised from 39% to 32% in the third quarter. The lower 32% estimated tax rate reflected the effect of the final allocation of the Bayer transaction gain among the various state and foreign tax jurisdictions in which Lyondell operates. The effect of applying the 32% tax rate to pretax income for the first six months of 2000 resulted in a $40 million benefit in the third quarter 2000. In the third quarter 1999, the estimated effective tax rate was revised from a tax benefit of 39% to a tax benefit of 27%, resulting in an $11 million charge in the period. The 1999 tax benefit rate of 27% reflected a federal income tax benefit from a domestic loss incurred in 1999, which was partly offset by provisions for taxes in foreign jurisdictions.

Extraordinary Items--The extraordinary items for the first nine months of 2000 consisted of the write off of unamortized debt issuance costs and amendment fees of $38 million and the payment of call premiums of $8 million for a total of $46 million, or $30 million after tax, related to the early retirement of $2.05 billion of debt. The early debt retirement during the first and second quarters of 2000 was made with proceeds from the March 31, 2000 asset sale to Bayer. The 1999 extraordinary item consisted of the write off of unamortized debt issuance costs and amendment fees totaling $54 million, or $35 million after tax, related to early retirement of $4.1 billion of debt. During May 1999, Lyondell issued $2.4 billion of fixed-rate debt, $1 billion of variable-rate debt and 40.25 million shares of common stock, using the net proceeds to reduce variable-rate debt by a net $3.1 billion.


Pro Forma

On March 31, 2000, Lyondell completed the sale of its worldwide polyols business, along with an ownership interest in its domestic PO operations, to Bayer for approximately $2.45 billion in cash.

The following condensed income statements present the unaudited pro forma consolidated operating results for the nine months ended September 30, 2000 and 1999 as if the transaction had occurred as of the beginning of 2000 and 1999,
respectively.   The pro forma income statements assume that net proceeds of
$2.05 billion were used to retire
debt in accordance with the provisions of Lyondell's credit facility and indentures. The operating results for the nine months ended September 30, 2000 exclude the after-tax gain on asset sale of $400 million, or $3.40 per share.


                                                                             For the nine months ended
                                                                                   September 30,
                                                                        ---------------------------------
In millions, except per share data                                           2000               1999
----------------------------------                                      --------------     --------------
Sales and other operating revenues                                         $2,867             $2,077
Operating income                                                              311                246
Interest expense                                                              340                310
Income from equity investments                                                199                 69
Net income from continuing operations                                         140                 24
Basic and diluted income per share from continuing operations                1.19                .24


The unaudited pro forma data presented above are not necessarily indicative of the results of operations of Lyondell that would have occurred had such transactions actually been consummated as of the indicated dates, nor are they necessarily indicative of future results.


Third Quarter 2000 versus Second Quarter 2000

For the third quarter 2000, Lyondell's net income, excluding the post-closing adjustment of the gain on asset sale and the six-month effect of the tax rate revision, was $62 million and was comparable to net income before extraordinary item of $65 million in the second quarter 2000. Lyondell's third quarter 2000 net income benefited from a combination of higher refining volumes and margins at LCR, higher PO and derivatives margins and volumes in the intermediate chemicals and derivatives segment and a lower 32% tax rate compared to the 39% tax rate in the second quarter. However, these benefits were more than offset by the effects of lower MTBE and SM margins in the intermediate chemicals and derivatives segment and lower margins at Equistar.


Intermediate Chemicals and Derivatives Segment

The following table sets forth volumes, including processing volumes, included in sales and other operating revenues for this segment. Co-product tertiary butyl alcohol ("TBA") is principally used to produce the derivative MTBE. Volumes for the polyols business, sold on March 31, 2000, are included through the date of sale. Bayer's ownership interests in Lyondell's domestic PO operations entitle it to a portion of the PO production to provide feedstock on a global basis to the polyols business sold to Bayer by Lyondell. The volume of PO to which Bayer is entitled is subject to future increases as Bayer expands the capacity of those polyols manufacturing assets. Bayer's share of annual PO production will increase from 1.34 billion pounds currently to 1.6 billion pounds in 2004. Bayer's PO volumes are not included in sales and are excluded from the table.

                                               For the three months ended             For the nine months ended
                                                      September 30,                         September 30,
                                             -------------------------------     ---------------------------------
In millions                                       2000              1999              2000               1999
-----------                                  --------------     ------------     --------------     --------------
PO, PO derivatives, TDI (pounds)                   720              1,126              2,600              3,268
Co-products:
   Styrene monomer (pounds)                        882                898              2,670              2,356
   TBA and derivatives (gallons)                   299                278                891                811


Revenues--Revenues of $975 million in the third quarter 2000 were comparable to revenues of $976 million in the third quarter 1999. The effect of the sale of the polyols business was offset by higher sales prices in the 2000 period for co-products MTBE and SM.

Revenues of $3.1 billion in the first nine months of 2000 increased 15% compared to revenues of $2.7 billion in the first nine months of 1999. Higher MTBE and SM sales prices and volumes, particularly in the second quarter 2000, more than offset the effect of the sale of the polyols business. The higher MTBE prices and volumes reflected higher gasoline prices, increased global demand, and tighter supplies. New regulations in Europe contributed to higher global demand, while new U.S. reformulated gasoline standards affected supplies. SM prices and volumes also benefited from stronger demand. For the 2000 periods, sales price increases for PO and derivatives, excluding polyols, were tempered by new industry PO capacity and the foreign exchange effects of a stronger U.S. dollar. Excluding polyols, PO and derivatives volumes decreased 5% on a quarterly basis and 1% on a nine-month basis. These decreases were primarily due to the effect of new industry capacity in Europe, which were only partly offset by higher U.S. volumes.

Operating Income--Operating income was $97 million in the third quarter 2000 compared to $100 million in the third quarter 1999. Higher MTBE margins were offset by the effect of the sale of the polyols business and lower margins and volumes for PO and other derivatives products. The improvement in MTBE margins reflected significantly higher prices primarily due to a stronger gasoline market. PO and derivatives product margins, excluding polyols, decreased due to higher raw material costs, primarily propylene. Benchmark propylene costs increased 74% compared to third quarter 1999.

Operating income was $326 million in the first nine months of 2000 and $329 million in the first nine months of 1999. Higher margins and volumes for MTBE and SM, which primarily occurred in the second quarter 2000, were substantially offset by the effects of higher propylene costs on PO and derivatives margins in addition to the effects of the sale of the polyols business. Decreases in selling, general and administrative expense, as well as in research and development expense in the 2000 period primarily reflected the effects of the sale of the polyols business and benefits from cost reduction efforts.


Third Quarter 2000 versus Second Quarter 2000

Operating income in the third quarter 2000 of $97 million decreased 32% from $142 million in the second quarter 2000. While PO and derivatives volumes and margins increased, margins for co-products MTBE and SM decreased from the high levels experienced in the second quarter 2000.

The core PO and derivatives business remained strong in the third quarter 2000. Volumes increased 4% over second quarter levels. Margins increased primarily due to higher selling prices for PO derivatives, including propylene glycol ethers, propylene glycol and butanediol. Margins also benefited from somewhat lower propylene raw material costs. The average U.S. published contract chemical grade propylene price declined from 24.7 cents per pound in the second quarter to 24.0 cents per pound in the third quarter.

MTBE margins were lower in the third quarter due mainly to a sharp rise in the cost of butane and methanol, the raw materials for MTBE. Based on published data, spot raw material margins in the third quarter were about 50% lower compared to the second quarter. The increase in MTBE raw material costs was driven by the increase in energy prices. Published data shows that spot SM margins declined from about 12 cents per pound in the second quarter to about 5 cents per pound in the third quarter. The margin reduction was due to a sharp increase in the cost of benzene, a key raw material, as well as some erosion in pricing as a result of weaker demand for SM.

                             Equistar Chemicals, LP

Segment Data

The following tables reflect selected sales volume data and summarized financial information for Equistar's business segments.

                                                         For the three months ended               For the nine months ended
                                                                September 30,                           September 30,
                                                    ----------------------------------      ----------------------------------
In millions                                               2000                1999                2000                1999
-----------                                          --------------      --------------      --------------      --------------
Selected petrochemicals products:
    Olefins (pounds)                                     4,512               4,760              14,020              13,795
    Aromatics (gallons)                                    101                  94                 312                 270
Polymers products (pounds)                               1,622               1,541               4,763               4,804

Millions of dollars
-------------------
Sales and other operating revenues:
Petrochemicals segment                                  $1,836              $1,300             $ 5,302             $ 3,250
Polymers segment                                           573                 533               1,713               1,465
Intersegment eliminations                                 (495)               (362)             (1,435)               (932)
                                                        ------              ------             -------             -------
    Total                                               $1,914              $1,471             $ 5,580             $ 3,783
                                                        ======              ======             =======             =======
Cost of sales:
Petrochemicals segment                                  $1,630              $1,198             $ 4,653             $ 2,967
Polymers segment                                           603                 486               1,761               1,359
Intersegment eliminations                                 (495)               (362)             (1,435)               (932)
                                                        ------              ------             -------             -------
    Total                                               $1,738              $1,322             $ 4,979             $ 3,394
                                                        ======              ======             =======             =======
Other operating expenses:
Petrochemicals segment                                  $    2              $    3             $     6             $     9
Polymers segment                                            16                  21                  52                  60
Unallocated                                                 49                  49                 137                 157
                                                        ------              ------             -------             -------
    Total                                               $   67              $   73             $   195             $   226
                                                        ======              ======             =======             =======
Operating income (loss):
Petrochemicals segment                                  $  204              $   99             $   643             $   274
Polymers segment                                           (46)                 26                (100)                 46
Unallocated                                                (49)                (49)               (137)               (157)
                                                        ------              ------             -------             -------
    Total                                               $  109              $   76             $   406             $   163
                                                        ======              ======             =======             =======


Petrochemicals Segment

Revenues--Revenues of $1.8 billion in the third quarter 2000 increased 41% compared to third quarter 1999 revenues of $1.3 billion as a result of higher sales prices, which were partly offset by lower volumes. The higher sales prices reflect significantly higher raw material costs, while the decrease in volumes reflects a slowdown in demand in the third quarter 2000.

Revenues of $5.3 billion for the first nine months of 2000 increased 63% compared to $3.25 billion for the first nine months of 1999, primarily due to higher sales prices as well as higher volumes. The increase in sales prices is in response to the significant increases in raw material costs, which have risen steadily since the first quarter 1999. Benchmark quoted ethylene prices averaged 31 cents per pound for the first nine months of 2000, a 49% increase over the first nine months of 1999. Sales volumes increased about 3% due to higher demand in the first six months of 2000 compared to the 1999 period.

Cost of Sales--Cost of sales of $1.6 billion in the third quarter 2000 increased 36% compared to $1.2 billion for the third quarter 1999. Cost of sales of $4.7 billion in the first nine months of 2000 increased 57% compared to $3.0 billion for the first nine months of 1999. The increases primarily reflected the significant increase in raw material costs.

Operating Income--Operating income of $204 million in the third quarter 2000 more than doubled from $99 million in the third quarter 1999 as higher product margins were only partly offset by the effect of lower volumes. Product margins improved as sales prices increased more than raw material costs. Operating income of $643 million for the first nine months of 2000 increased 135% from $274 million in the first nine months of 1999 due primarily to higher product margins and, to a lesser extent, higher sales volumes.


Polymers Segment

Revenues--Revenues of $573 million in the third quarter 2000 increased 7.5% compared to $533 million in the third quarter 1999 primarily due to a 5% increase in sales volumes. Volumes were lower in the third quarter 1999 due to the shut down, during that quarter, of less efficient HDPE and other polymer product capacity and plant maintenance. Equistar started up new HDPE capacity in the fourth quarter 1999.

Revenues of $1.7 billion for the first nine months of 2000 increased 17% compared to $1.5 billion in the first nine months of 1999 as a result of higher sales prices, which were partly offset by a 1% decrease in volumes. The sales price increases reflect pressure from higher raw material costs. The decrease in volumes reflects the effect of the turnaround at the Morris, Illinois facility during the second quarter 2000.

Cost of Sales--Cost of sales of $603 million in the third quarter 2000 increased 24% compared to $486 million for the third quarter 1999, while cost of sales of $1.8 billion in the first nine months of 2000 increased 30% compared to $1.4 billion for the first nine months of 1999. The increases primarily reflected the significant increases in raw material costs, primarily ethylene and propylene.

Operating Income--For the third quarter 2000, the polymers segment had an operating loss of $46 million compared to operating income of $26 million in the third quarter 1999. For the first nine months of 2000, the operating loss was $100 million compared to an operating profit of $46 million in the comparable 1999 period. The decreases were primarily due to lower polymers margins as sales price increases lagged behind increases in polymers raw material costs.


Unallocated Items

The following discusses expenses that were not allocated to the petrochemicals or polymers segments.

Other Operating Expenses, Unallocated--These include general and administrative expenses and amortization of goodwill and other intangibles. For the first nine months of 2000, unallocated expenses were $137 million compared to $157 million in the comparable 1999 period. The decrease was primarily due to nonrecurring transition service costs related to the business contributed by Occidental in May 1998 and system implementation costs included in the first quarter 1999.

Other Income (Expense), Net--Other income of $47 million in the first nine months 1999 primarily consisted of net gains on asset sales, including the sale of Equistar's concentrates and compounds business.


Third Quarter 2000 versus Second Quarter 2000

Equistar's net income of $63 million in the third quarter 2000 decreased compared to net income of $152 million in the second quarter 2000. The $89 million decrease primarily reflected higher raw material costs and lower product sales prices. Sales prices declined due to increased competitive activity as a result of new industry capacity and weaker demand, particularly in the early part of the third quarter.

Operating income for the petrochemicals segment decreased to $204 million in the third quarter from $267 million in the second quarter. The decrease was driven by higher raw material costs and somewhat lower olefins selling prices, leading to a reduction in margins. Average benchmark contract ethylene prices were down one cent per pound from the second quarter. Industry cash margins decreased from 16 cents per pound in the second quarter to 12 cents per pound in the third quarter.

The operating loss for the polymers segment increased from $23 million in the second quarter to $46 million in the third quarter primarily due to lower margins. Margins decreased as sales price erosion for polymers was greater than the decline in raw materials costs. Average benchmark prices for high molecular weight film went from 48 cents per pound in the second quarter to 45 cents per pound in the third quarter. Although polymers segment sales volumes increased 10% compared to the second quarter, the increase was due to increased export sales, as domestic demand was weak, particularly in the early part of the third quarter.


                           LYONDELL-CITGO Refining LP


Refining Segment

The following table sets forth, in thousands of barrels per day, sales volumes for LCR's refined products and processing rates for the periods indicated:

                                                  For the three months ended             For the nine months ended
                                                         September 30,                         September 30,
                                              ---------------------------------     ---------------------------------
Thousand barrels per day                           2000               1999               2000               1999
------------------------                      --------------     --------------     --------------     --------------
Refined products:
     Gasoline                                      122                114                117                112
     Diesel and heating oil                         81                 71                 69                 64
     Jet fuel                                       24                 20                 17                 17
     Aromatics                                      13                 10                 11                 10
     Other refined products                        109                107                103                104
                                               -------              -----              -----              -----
          Total refined products volumes           349                322                317                307
                                               =======              =====              =====              =====

Crude processing rates:
     Crude Supply Agreement                        244                192                188                182
     Other heavy crude oil                         - -                 12                 14                 12
     Other crude oil                                26                 37                 34                 39
                                               -------              -----              -----              -----
          Total crude oil                          270                241                236                233
                                               =======              =====              =====              =====


Revenues--Revenues, including intersegment sales, were $1.2 billion in the third quarter 2000, a 51% increase over third quarter 1999 revenues of $780 million, and $2.9 billion for the first nine months of 2000, a 73% increase over revenues of $1.7 billion for the 1999 period. The increases primarily resulted from higher prices for refined products as a result of a stronger market for gasoline and other fuels in 2000. Third quarter 2000 sales volumes increased 8% compared to the 1999 third quarter. The increase reflects increased allocations of extra heavy Venezuelan crude oil under the Crude Supply Agreement (CSA). These allocations were initially reduced to 195,000 barrels per day in August 1998 and to 184,000 barrels per day in May 1999. In July 2000 the allocations were increased to 200,000 barrels per day. Volumes increased 3% on a year-to-date comparative basis.

Net Income--LCR had net income of $66 million in the third quarter 2000 compared to $21 million in the third quarter 1999. LCR also had net income of $66 million for the first nine months of 2000 compared to a $2 million net loss in the 1999 period. The improvement in the 2000 periods compared to the 1999 periods was due to increased allocations and an improved mix of CSA crude oil, higher spot margins, reflecting a stronger gasoline market in 2000, and higher margins for reformulated gasoline as well as lubes and aromatics. These improvements were partly offset by higher fuels and utility costs and interest expense. While the second quarter 2000 was negatively impacted by a major planned turnaround, this was more than offset by the effect of unplanned production unit outages in the second quarter 1999. Interest expense increased due to fees and higher rates associated with the refinancing of LCR's debt in May and September 2000.


Third Quarter 2000 versus Second Quarter 2000

LCR had net income of $66 million in the third quarter 2000 compared to a net loss of $22 million in the second quarter 2000. The second quarter results were affected by lower volumes due to the planned turnaround. In the third quarter, LCR benefited from excellent operational reliability and higher processing rates of extra heavy Venezuelan crude oil due to increased CSA allocations as well as volumes inventoried during the second quarter turnaround. LCR also benefited from an increase in the refining margins for spot crude processed in the quarter. Including the inventoried volumes, processing of extra heavy Venezuelan crude oil obtained under the CSA averaged 244,000 barrels per day during the third quarter compared to 138,000 barrels per day in the second quarter. Total crude oil processing rates in the third quarter averaged 270,000 barrels per day compared to 193,000 barrels per day in the second quarter.


FINANCIAL CONDITION

Operating Activities--Cash provided by operations was $37 million in the first nine months of 2000 compared to $230 million in the comparable 1999 period. The 2000 period reflects the effects of the Bayer asset sale and payments of related expenses and estimated income taxes, offset by a deferred tax benefit, as well as higher working capital. The working capital increase was primarily due to higher receivable levels, which reflected higher product prices and sales mix, as well as a decrease in the amount of receivables sold under a 1998 receivables sales agreement. Cash provided by operating activities in the 1999 period also reflected higher working capital, however this was offset by customer advances and tax refunds totaling approximately $150 million.

Investing Activities--On March 31, 2000, Lyondell completed the sale of its polyols business and an ownership interest in its domestic PO manufacturing operations for approximately $2.45 billion to Bayer. As part of their strategic alliance, Lyondell and Bayer are in negotiations to form a joint venture for the construction of the previously announced world-scale PO facility, known as PO-11, to be located in the Netherlands. The plant is expected to start up in early 2003. Lyondell has initiated activity on the project under an engineering, procurement and construction contract signed in June 2000. During the third quarter 2000, construction began on a new 275 million pound per year BDO facility in Europe known as BDO-2. The construction is being financed by a third party lessor, who will retain ownership of the facility and, upon completion early in 2002, lease it to Lyondell by means of an operating lease.

Lyondell made capital expenditures of $78 million in the first nine months of 2000, including initial spending on the PO-11 facility and expansion of a TDI plant in France. Equistar made capital expenditures of $81 million in the first nine months of 2000, while LCR made expenditures of $46 million. Contributions and advances to affiliates of $28 million for the first nine months of 2000 included loans of $25 million to LCR for capital projects.

Financing Activities--Lyondell used the net proceeds of the asset sale to significantly reduce its variable-rate debt. On March 31, 2000, Lyondell repaid $999 million of the principal amount of Term Loan A. On April 7, 2000, Lyondell repaid the $96 million remaining principal balance of Term Loan A and the $149 million outstanding balance of Term Loan F. On May 18, 2000, Lyondell reduced the outstanding balance of Term Loan B by $810 million. Lyondell also made $10 million of scheduled debt repayments and paid $10 million in debt amendment fees and $8 million of call premiums related to Term Loan B.

Lyondell paid regular quarterly dividends of $.225 per share of common stock in the first three quarters of 2000 for a total of $79 million.

Liquidity and Capital Resources--At September 30, 2000, Lyondell had cash on hand of $516 million. Lyondell also had $500 million available under its revolving credit facility that extends until July 2003. Current maturities of long-term debt were $212 million.

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

The February 2000 amendment to the credit facility eliminated a cross-default provision in the credit facility that could have been triggered by a default on LCR's $450 million construction facility, which was outstanding on March 31, 2000. On May 5, 2000, Lyondell and CITGO, as partners of LCR, arranged interim financing for LCR to repay the $450 million outstanding under the construction facility. On September 15, 2000, Lyondell and CITGO completed the syndication of one-year credit facilities, including a $450 million term loan to replace the interim financing and a $70 million revolving credit facility to be used for working capital and other general business purposes.

Equistar had outstanding debt of $2.2 billion at September 30, 2000. Lyondell remains liable on approximately $521 million of Equistar debt for which Equistar assumed primary responsibility in connection with its formation. At September 30, 2000, Equistar and LCR had combined outstanding debt of $2.7 billion and combined equity of approximately $4.2 billion. The ability of Equistar and LCR to distribute cash to Lyondell is reduced by their respective debt service obligations. Furthermore, a default under Equistar's debt instruments involving more than $50 million of indebtedness would constitute a cross-default under Lyondell's credit facility.

Lyondell believes that conditions will be such that cash balances, cash generated from operating activities, and funds from lines of credit will be adequate to meet anticipated future cash requirements for scheduled debt repayments, necessary capital expenditures, operations and dividends for the foreseeable future.


CURRENT BUSINESS OUTLOOK

Lyondell expects fourth quarter 2000 operating results to be significantly below those for the third quarter 2000. In the intermediate chemicals and derivatives segment, MTBE margins will decline seasonally from third quarter levels. Demand for PO and derivatives continues to be strong but the market appears to be affected by increased supply from new industry PO capacity. PO and derivatives margins are not expected to improve unless propylene costs stabilize. Equistar is anticipating lower profitability due to the continuing high level and volatility of raw material costs and downward pressure on product prices from new capacity. While LCR operating results are expected to continue to benefit from the increased level of deliveries under the CSA contract, they will be lower than third quarter results, which benefited from the reduction of CSA crude oil inventory levels.

Industry forecasts project a continuing difficult business environment due to industry capacity additions in late 2000 and 2001, primarily in the petrochemicals and polymers segments. This new capacity will put pressure on product margins until demand growth absorbs the new capacity. Management's priority in the current business environment is to enhance Lyondell's financial performance by actively managing its current portfolio of assets and maximizing earnings and cash flow. This includes debt reduction, managing working capital, achieving cost reductions and disciplined capital spending. The capital program includes addition of PO and BDO capacity to meet forecasted demand growth.

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


Item 3.  Disclosure of Market Risk

Lyondell's exposure to market risks is described in Item 7a of its Annual Report on Form 10-K for the year ended December 31, 1999.

During the third quarter 2000, Lyondell entered into foreign currency forward contracts to hedge foreign exchange exposures related to euro-denominated PO-11 project commitments. As of September 30, 2000, the notional amounts of outstanding forward contracts totaled 134 million euros, or about $120 million. Assuming a hypothetical 20% unfavorable change in the euro exchange rate from the rate in effect at September 30, 2000, the loss in earnings for the forward contracts would be approximately $20 million. Sensitivity analysis was used for this purpose. The euro exchange rate varied by as much as 20% during the year 2000. The quantitative information about market risk is necessarily limited because it does not take into account the effects of the underlying operating transactions.

During the current year, Equistar continued to enter into over-the-counter "derivative" contracts for crude oil to help manage its exposure to commodity price risk with respect to crude-oil related raw material purchases. These hedging arrangements have the effect of locking in, at predetermined prices and for a specified period of time, the prices that Equistar will pay for the volumes to which the hedge relates. As of September 30, 2000, the outstanding over-the-counter "derivative" contracts totaled 4.6 million barrels of crude oil. The contracts mature from October 2000 through March 2001, and cover from 25% to 10% of Equistar's raw material requirements that are exposed to crude oil price fluctuations during this period. Assuming a hypothetical 30% decrease in crude oil prices from those in effect at September 30, 2000 the loss in earnings for the derivatives contracts would be approximately $42 million. Sensitivity analysis was used for this purpose. Lyondell's share of such loss would be approximately $12 million after taxes. The quantitative information about market risk is necessarily limited because it does not take into account the effects of the underlying operating transactions.


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



Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits
                 10.31 $450,000,000 Credit Agreement dated as of September 13, 2000 among LCR, the lenders from time to time parties hereto, and Credit Suisse First Boston, as Agent.

                 10.32 $70,000,000 revolving Credit Agreement dated as of September 13, 2000 among LCR, the Lenders from time to time parties hereto, Credit Suisse First Boston, as Issuer and Agent.

                 27      Financial Data Schedule.

         (b)  Reports on Form 8-K

                 None

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Lyondell Chemical Company


Dated:  November 14, 2000                     /s/  ROBERT T. BLAKELY
                                       ------------------------------------
                                                 Robert T. Blakely
                                             Executive Vice President
                                            And Chief Financial Officer



                                              /s/  KELVIN R. COLLARD
                                       ------------------------------------
                                                 Kelvin R. Collard
                                           Vice President and Controller
                                          (Principal Accounting Officer)