Form 10-K
period 2000-12-31
LYONDELL CHEMICAL CO
filed 2001-03-16
CIK 842635

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2000

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  There were 117,563,065 shares of the registrant's common stock outstanding on March 1, 2001. The aggregate market value of the voting stock held by non-affiliates of the registrant on March 1, 2001 based on the closing price on the New York Stock Exchange composite tape on that date, was $1,832,356,978.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2000 (incorporated by reference under Part III).

                               TABLE OF CONTENTS

PART I......................................................................   1
 Items 1 and 2.  Business and Properties....................................   1
 Development of Business....................................................   1
 Strategy...................................................................   2
 Summary Description of Business Segments...................................   4

THE COMPANY'S BUSINESS......................................................   5

INTERMEDIATE CHEMICALS AND DERIVATIVES......................................   6
 Overview...................................................................   6
 Raw Materials..............................................................   8
 Marketing and Sales........................................................   9
 Joint Ventures and Other Agreements........................................   9
 Competition and Industry Conditions........................................  10
 Properties.................................................................  11
 Research and Technology; Patents and Trademarks............................  12
 Employee Relations.........................................................  12

EQUISTAR CHEMICALS, LP......................................................  12
 Management of Equistar.....................................................  12
 Agreements between Lyondell and Equistar...................................  13

EQUISTAR PETROCHEMICALS.....................................................  14
 Overview...................................................................  14
 Raw Materials and Ethylene Purchases.......................................  16
 Marketing and Sales........................................................  16
 Competition and Industry Conditions........................................  17

EQUISTAR POLYMERS...........................................................  18
 Overview...................................................................  18
 Raw Materials..............................................................  20
 Marketing and Sales........................................................  20
 Competition and Industry Conditions........................................  20

EQUISTAR PROPERTIES AND EMPLOYEE RELATIONS..................................  21

EQUISTAR RESEARCH AND TECHNOLOGY; PATENTS AND TRADEMARKS....................  22

LYONDELL-CITGO REFINING LP..................................................  23
 Overview...................................................................  23
 Management of LCR..........................................................  24
 Agreements between Lyondell or CITGO and LCR...............................  24
 Agreements between Equistar and LCR........................................  25
 Raw Materials..............................................................  25
 Marketing and Sales........................................................  26
 Competition and Industry Conditions........................................  26
 Properties.................................................................  27
 Employee Relations.........................................................  27

LYONDELL METHANOL COMPANY, L.P..............................................  27
 Overview...................................................................  27
 Management of Lyondell Methanol............................................  27
 Agreements between Equistar and Lyondell Methanol..........................  28
 Raw Materials..............................................................  28
 Marketing and Sales........................................................  28
 Competition and Industry Conditions........................................  28
 Properties.................................................................  28
 Employee Relations.........................................................  28

INDUSTRY CYCLICALITY AND OVERCAPACITY.......................................  28

FOREIGN OPERATIONS AND COUNTRY RISKS........................................  29

JOINT VENTURE RISKS.........................................................  29

OPERATING HAZARDS...........................................................  30

ENVIRONMENTAL MATTERS.......................................................  30
 Item 3.  Legal Proceedings.................................................  32
 Litigation Matters.........................................................  32
 Environmental Proceedings..................................................  33

EXECUTIVE OFFICERS OF THE REGISTRANT........................................  34
 Item 4.  Submission of Matters to a Vote of Security Holders...............  35

PART II.....................................................................  36
 Item 5.  Market for Registrant's Common Equity and Related
           Stockholder Matters..............................................  36
 Item 6.  Selected Financial Data...........................................  37
 Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations..............................  37
 Item 7a. Disclosure of Market and Regulatory Risk..........................  52
 Item 8.  Financial Statements and Supplementary Data.......................  54
 Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure.............................. 128

PART III.................................................................... 128
 Item 10. Directors and Executive Officers of the Registrant................ 128
 Item 11. Executive Compensation............................................ 128
 Item 12. Security Ownership of Certain Beneficial Owners
           and Management................................................... 128
 Item 13. Certain Relationships and Related Transactions.................... 128

PART IV..................................................................... 128
 Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K... 128

                                    PART I

Items 1 and 2. Business and Properties

  Lyondell Chemical Company ("Lyondell" or the "Company") is a global chemical company with low cost operations and leading producer positions in all of its major products. Lyondell manufactures and markets a variety of intermediate and performance chemicals, including propylene oxide ("PO"), propylene glycol ("PG"), propylene glycol ethers ("PGE"), butanediol ("BDO"), toluene diisocyanate ("TDI"), styrene monomer ("SM"), and tertiary butyl alcohol ("TBA") and its derivative, methyl tertiary butyl ether ("MTBE"), which are collectively known as the Company's intermediate chemicals and derivatives business.

  The Company owns 41% of Equistar Chemicals, LP, a Delaware limited partnership ("Equistar"), which operates petrochemicals and polymers businesses. Equistar's petrochemicals business manufactures and markets olefins, oxygenated products, aromatics and specialty products. Equistar's olefins are ethylene, propylene and butadiene and its oxygenated products include ethylene oxide ("EO"), ethylene glycol ("EG"), ethanol and MTBE. Equistar's aromatics are benzene and toluene. Equistar's polymers business manufactures and markets polyolefins, including high density polyethylene ("HDPE"), low density polyethylene ("LDPE"), linear low density polyethylene ("LLDPE"), polypropylene and performance polymers. Equistar's performance polymers include enhanced grades of polyethylene such as wire and cable insulating resins, and polymeric powders.

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

  In July 1993, the Company contributed to LCR the Company's refining business, including its Houston, Texas refinery (the "Refinery"), its lube oil blending and packaging plant in Birmingport, Alabama and working capital. The Company retained an approximately 86% interest in LCR, while CITGO held the remaining approximately 14% interest. Following completion of a major upgrade project at the Refinery in the first quarter of 1997, the Company's interest in LCR was reduced to 58.75%. On December 31, 1998, LCR converted from a Texas limited liability company to a Delaware limited partnership.

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

  In December 1997, Lyondell and Millennium Chemicals Inc. ("Millennium") combined most of their petrochemicals and polymers businesses to form Equistar. Lyondell contributed substantially all of the assets comprising its petrochemicals and polymers business segments, as well as a $345 million note, in exchange for a 57% interest in Equistar. Equistar also assumed $745 million of Lyondell's debt. Millennium contributed substantially all of the assets composing its olefins, ethanol, polyethylene, polypropylene and performance polymers businesses, which had been held in Millennium Petrochemicals Inc. ("Millennium Petrochemicals"), a wholly owned subsidiary of Millennium. In exchange, Millennium received a 43% interest in Equistar, Equistar repaid $750 million of debt due to Millennium from its contributed businesses and Millennium retained $250 million of its accounts receivable.

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

  On March 31, 2000, Lyondell completed the sale of the polyols business and ownership interests in its U.S. PO manufacturing operations to Bayer AG and Bayer Corporation (collectively, "Bayer") for approximately $2.45 billion. Lyondell used net proceeds of the asset sale to retire a significant portion of its outstanding debt under the Credit Facility. As part of the transaction, Lyondell entered into a U.S. PO manufacturing joint venture with Bayer (the "PO Joint Venture") and a separate joint venture with Bayer for certain related PO/SM technology (the "PO Technology Joint Venture"). Bayer's ownership interest in the PO Joint Venture represents ownership of an in kind portion of the PO production of the PO Joint Venture. Bayer's share of PO production from the PO Joint Venture will increase from approximately 1.0 billion pounds for the last nine months of 2000 to approximately 1.6 billion pounds annually in 2004 and thereafter. Lyondell takes in kind the remaining PO production and all of the co-product (SM and TBA) production from the PO Joint Venture. In addition, on December 19, 2000, Lyondell and Bayer formed a separate 50/50 joint venture for the construction of PO-11, a previously announced world-scale PO/SM plant for which site preparation has begun in Rotterdam, The Netherlands. Lyondell and Bayer do not share marketing or product sales under either the PO Joint Venture or PO-11.

  Lyondell was incorporated under the laws of Delaware in 1985. Its principal executive offices are located at 1221 McKinney Street, Suite 700, Houston, Texas 77010 (Telephone: (713) 652-7200).

Strategy

  Lyondell believes that its three-prong strategy of Accumulate, Optimize/Rationalize, Grow will continue to create value for its investors. This strategy is driven by Lyondell's basic belief that to be a successful competitor in the chemical industry, the Company must have:

  . low total production costs;
  . sustainable competitive advantage (driven by technology or market position); . global reach; and
  . scale.

Accumulate

  Key elements of Lyondell's accumulate strategy to date include:

  . the formation of Equistar with Millennium in 1997, and the subsequent addition of Occidental as an Equistar partner in 1998; and . the acquisition of ARCO Chemical in 1998.

  These actions increased Lyondell's global asset base four-fold, from approximately $3 billion at the beginning of 1997 to more than $14 billion of assets currently under management. The value of these actions is reflected in the nearly three-fold increase in EBITDA (earnings before net interest, taxes, depreciation and amortization) from approximately $400 million in 1996 to more than $1 billion in 2000 (including Lyondell's proportionate share of EBITDA from its joint ventures). In addition, Lyondell acquired considerable intellectual capital and brought together talented employees through these actions.

Optimize/Rationalize

  Lyondell optimizes the financial performance of the businesses that Lyondell owns and/or operates to extract maximum value and develop a platform for further, profitable growth. Lyondell has rationalized businesses that either do not fit the long-term strategic plan or that cannot meet Lyondell's performance criteria. The optimization/rationalization of Lyondell's assets has included:

  . significantly reducing fixed costs by forming Equistar, establishing shared services arrangements and streamlining staffing;
  . improving operational efficiency by shifting production to lower cost, more efficient sites and simplifying production scheduling, while maintaining or exceeding Lyondell's current safety and environmental performance;
  . continually lowering costs and being more responsive to customer needs, including through Lyondell's e-business initiatives; and . divesting non-strategic assets when opportunities arise to receive appropriate value in exchange.

  Lyondell's actions enabled it to reduce long-term debt by more than $2.4 billion in 2000, which improves financial flexibility, including reducing annual interest expense by more than $200 million.

Grow

  Lyondell's growth strategy focuses on those businesses where Lyondell has long-term sustainable competitive advantages.

  Lyondell's core businesses, PO and derivatives, and olefins and polymers, serve numerous markets that are expected to grow steadily. Lyondell currently has competitive advantages in each of these businesses due to its size, cost structure, technology and operating know-how. The major projects that Lyondell currently is undertaking to maintain and enhance these competitive advantages include:

  . constructing a world-scale PO plant in The Netherlands with an expected start up in the second quarter of 2003, through a joint venture with Bayer that links Lyondell with a strong partner in the urethanes market (the major use for PO);
  . constructing a BDO plant in The Netherlands for start up in the second quarter of 2002 to enable Lyondell to serve the growing needs of BDO customers in Europe and elsewhere internationally;
  . participating with Reliant Energy in the construction of a cogeneration facility at Equistar's Channelview, Texas complex for startup in 2002, which will enable Equistar to lower energy costs;
  . debottlenecking LDPE capacity and other target polymer expansion projects;
    and
  . continuing focused research and development programs to strengthen
    Lyondell's technology portfolio in its core businesses.

  Lyondell continues to pursue growth opportunities that are cash flow and earnings accretive to Lyondell with returns in excess of the cost of capital.


Summary Description of Business Segments

  Prior to the ARCO Chemical Acquisition in July 1998, the Company reported its results of operations in three segments: petrochemicals; polymers; and refining. Following the acquisition, the Company added intermediate chemicals and derivatives as a reportable segment, with the operations of the acquired business forming that segment. The Company's petrochemicals and polymers segments are conducted through Equistar, and the Company's refining segment is conducted through LCR. The methanol business conducted through LMC is not a reportable segment for financial disclosure purposes.

                             THE COMPANY'S BUSINESS

  The following chart shows the organization of Lyondell, as well as 2000 sales revenues for Lyondell, Equistar, LCR and LMC.


[Chart appears here showing: 2000 consolidated sales revenue (excluding revenues of Equistar, LCR and Lyondell Methanol) of $4.0 billion for Lyondell Chemical Company and Subsidiaries and the primary products of Lyondell's Intermediate Chemicals and Derivatives Business Segment; Lyondell's equity investments in each of Equistar (41%), LCR (58.75%) and Lyondell Methanol (75%); the 2000 sales revenues of each of Equistar, LCR and Lyondell Methanol, which were $7.5 billion, $4.1 billion and $165 million, respectively; and the primary products of each of the petrochemicals, polymers, refining and methanol businesses]

  Sales revenues shown above include sales to affiliates. Sales revenues shown do not include Bayer's share of production from the PO Joint Venture. For additional segment information for each of the years in the three-year period ended December 31, 2000, see Notes 5, 6 and 22 of Notes to Consolidated Financial Statements.


                     INTERMEDIATE CHEMICALS AND DERIVATIVES

Overview

  Lyondell is a leading global manufacturer and marketer of intermediate chemicals and performance chemical products used in a broad range of consumer goods. The segment's core product is PO, which is produced through two distinct technologies based on indirect oxidation processes that yield co-products. One process yields TBA as the co-product; the other yields SM as the co-product.
The two technologies are mutually exclusive, necessitating that a manufacturing facility be dedicated either to PO/TBA or to PO/SM. The intermediate chemicals and derivatives segment also manufactures numerous derivatives of PO and TBA. Among these are PG, PGE and BDO, derivatives of PO, and MTBE, a principal derivative of TBA. This segment also manufactures and markets TDI.

  In North America, the Company produces PO, TBA, PG and PGE at its Bayport, Texas plants and PO, SM, MTBE and BDO at its Channelview, Texas plants. The Bayport PO/TBA plants and the Channelview PO/SM I plant are held by the PO Joint Venture. The Channelview PO/SM II plant is held through a joint venture with other third parties. The Company also produces isocyanates at its Lake Charles, Louisiana plant. In Europe, the Company produces PO, TBA, PG and MTBE at plants in Rotterdam, The Netherlands, and Fos-sur-Mer, France and PGE at its Rotterdam plant. In the Asia Pacific region, the Company has a 50% interest in the joint venture Nihon Oxirane Co., Ltd. ("Nihon Oxirane"), which operates a PO/SM plant in Chiba, Japan. In Europe, the Company also currently obtains TDI through tolling and market-based supply agreements with Rhodia. In the third quarter of 2000, construction began on a new BDO facility in Rotterdam, with a planned 275 million pound annual capacity and expected startup in the second quarter of 2002. Additionally, site preparation of PO-11, a world-scale PO/SM plant located in Rotterdam, The Netherlands, began in the fourth quarter of 2000. PO-11, which has a planned total capacity of 625 million pounds of PO and
1.4 billion pounds of SM, is operated by Lyondell and owned 50% by Lyondell and 50% by Bayer. PO-11 currently is expected to start up in the second quarter of 2003. Lyondell and Bayer do not share marketing or product sales under either the PO Joint Venture or PO-11.

  The Company estimates, based in part on published data, that worldwide demand for PO was approximately 9.8 billion pounds in 2000. Approximately 90% of that volume was consumed in the manufacture of three families of PO derivative products: polyols, PG and PGE. The remainder was consumed in the manufacture of a growing segment of performance products, including BDO and its derivatives. The Company sells less than one billion pounds of its annual capacity of PO in the merchant market and consumes the rest in the production of derivatives. PG is principally used to produce unsaturated polyester resins. PG is also used in certain food, cosmetic and pharmaceutical applications and in automotive coolants and aircraft deicers. PGE are used as high performance solvents. BDO and its derivatives are utilized in the production of fibers, engineering plastics, pharmaceuticals, personal care products and high performance coatings.

  TDI is used in the production of urethanes for products such as automotive seating and home furnishings.

  SM is produced and traded worldwide for commodity and specialty polymer applications, such as polystyrene and unsaturated polyester resins, as well as various uses in the rubber industry. Based on published data, worldwide demand for SM in 2000 was approximately 46 billion pounds.

  Lyondell converts most of its TBA to isobutylene, which is reacted with methanol to produce MTBE, an oxygenated gasoline blending component that increases octane and reduces automotive emissions. Worldwide demand for MTBE in 2000 was approximately 519,000 barrels per day, based on published data. This demand had increased over the past several years as a result of the Clean Air Act Amendments of 1990 (the ``Clean Air Act Amendments''), state and local regulations and the need for incremental octane in gasoline in the United States and other countries. In the United States, the Clean Air Act Amendments set minimum levels for oxygenates, such as MTBE, in gasoline sold in areas not meeting specified air quality standards. However, while studies by federal and state agencies and other organizations have shown that MTBE is safe for use in gasoline, is not carcinogenic and is effective in reducing automotive emissions,the presence of MTBE in some water supplies in California and other states due to gasoline leaking from underground storage tanks and in surface water from recreational water craft has led to public concern that MTBE may, in certain limited circumstances, affect the taste and odor of drinking water supplies, and thereby lead to possible environmental issues.

  Certain federal and state governmental initiatives have sought either to rescind the oxygenate requirement for reformulated gasoline or to restrict or ban the use of MTBE. At the state level, certain states, including California, have initiated actions, supported by recent legislation, to reduce, limit or eliminate the use of MTBE. Such actions, to be effective, would require (i) a waiver of the state's oxygenate mandate, (ii) Congressional action in the form of an amendment to the Clean Air Act or (iii) replacement of MTBE with another oxygenate such as ethanol, a more costly, untested, and less widely available additive. At the federal level, a blue ribbon panel appointed by the U.S. Environmental Protection Agency (the "EPA") issued its report on July 27, 1999. That report recommended, among other things, reducing the use of MTBE in gasoline. During 2000, the EPA announced its intent to seek legislative changes from Congress to give the EPA authority to ban MTBE over a three-year period. Such action would only be granted through amendments to the Clean Air Act. Additionally, the EPA is seeking a ban of MTBE utilizing rulemaking authority contained in the Toxic Substance Control Act. It would take at least three years for such a rule to issue. Recently, however, senior policy analysts at the U.S. Department of Energy presented a study stating that banning MTBE would create significant economic risk. The presentation did not identify any benefits from banning MTBE. The EPA initiatives mentioned above or other governmental actions could result in a significant reduction in Lyondell's MTBE sales. The Company has developed technologies to convert TBA into alternate gasoline blending components should it be necessary to reduce MTBE production in the future.

  In Europe, MTBE is expected to benefit from new legislation in the 15-nation European Union. The so-called "Auto/Oil Legislation" aimed at reducing air pollution from vehicle emissions was enacted in 1998, and refineries have increased consumption of MTBE to meet the new blending requirements. In addition, the European Union recently completed a risk-benefit analysis regarding MTBE, and determined that MTBE use in gasoline does not have a significant negative impact on either the environment or the health of the community at large. Although the European Union continues to monitor governmental findings and actions in the United States, no restrictive action with respect to MTBE is currently planned.

  The following table outlines the intermediate chemicals and derivatives segment's primary products, annual processing capacities as of January 1, 2001, and the primary uses for such products. Unless otherwise specified, annual processing capacities were calculated by estimating the number of days in a typical year that a production unit of a plant is expected to operate, after allowing downtime for regular maintenance, and multiplying that number by an amount equal to the unit's optimal daily output based on the design raw material mix. Because the processing capacity of a production unit is an estimated amount, actual production volumes may be more or less than capacities set forth below. Capacities shown include 100% of the capacity of joint venture facilities.


Product                                          Annual Capacity                             Primary Uses
------------------------------------------   ------------------------   -------------------------------------------------------
Propylene Oxide (PO)                         3.87 billion pounds (a)    PO is a key component of polyols, PG, PGE and BDO.

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

Toluene Diisocyanate (TDI)                   564 million pounds(b)      TDI is combined with polyols to produce flexible foam
                                                                        for automotive seating and home furnishings.

Styrene Monomer (SM)                         3.65 billion pounds(c)     SM is used to produce plastics, such as expandable
                                                                        polystyrene for packaging, foam cups and containers,
                                                                        insulation products and durables and engineering
                                                                        resins.

Methyl Tertiary Butyl                        897 million gallons        MTBE is a gasoline component for reducing emissions in
Ether (MTBE)                                 (58,500 barrels/day)       reformulated gasolines and enhancing octane value.

_________________
(a) Includes approximately 1.0 billion pounds in the last nine months of 2000 and approximately 1.5 billion pounds in 2001, which represents Bayer's share under the PO Joint Venture, and 100% of the 360 million pounds of capacity of Nihon Oxirane, of which the Company owns 50%. See "Joint Ventures and Other Agreements."
(b) Includes approximately 264 million pounds of average annual TDI capacity processed by Rhodia at its plants in Lille and Pont de Claix, France. Pursuant to a tolling agreement and a resale agreement, Lyondell currently is required to purchase an average minimum of 212 million pounds of TDI per year from Rhodia. As discussed in "Joint Ventures and Other Agreements" below, in the second quarter of 2000, Lyondell entered into a series of arrangements with Rhodia to expand the capacity at the Pont de Claix plant.
(c) Includes 1.1 billion pounds committed to third party investors under long-term processing agreements and 100% of the 830 million pounds of capacity of Nihon Oxirane, of which the Company owns 50%. See "Joint Ventures and Other Agreements."

Raw Materials

  The principal hydrocarbon raw materials purchased by the intermediate chemicals and derivatives segment are propylene, butanes, ethylene, benzene and methanol. The market prices of these raw materials historically have been related to the price of crude oil and its principal refinery derivatives and natural gas liquids. These materials are received in bulk quantities via pipeline or marine vessels. The segment's raw materials requirements are purchased from numerous suppliers in the United States and Europe, with which the Company has established contractual relationships, as well as in the spot market.

  The Company's raw material suppliers include Equistar, which is a leading producer of propylene, ethylene and benzene and is expected to be the major supplier of these raw materials to Lyondell's U.S. business in 2001. See Note 5 of Notes to Consolidated Financial Statements.

  The intermediate chemicals and derivatives segment is a large volume consumer of isobutane for chemical production. The Company has invested in facilities, or entered into processing agreements with unrelated third parties, to convert the widely available commodity, normal butane, to isobutane. The Company is also a large consumer of oxygen for its PO/TBA plants at Bayport, Texas; Rotterdam, The Netherlands; and Fos-sur-Mer, France.

  In order to assure adequate and reliable sources of supply at competitive prices and rates, the Company is a party to long-term agreements and other arrangements with suppliers of raw materials, products, industrial gas and other utilities.

Marketing and Sales

  In 2000, most of the segment's revenues were derived from sales to, or processing agreements with, unrelated third parties. Over the past three years, no single unrelated third party customer, nor any related party customer, accounted for more than 10% of total revenues in any one year.

  The intermediate chemicals and derivatives segment delivers products through sales agreements, processing agreements and spot sales as well as product swaps. It purchases SM, MTBE and limited amounts of BDO for resale to the extent that customer demand for these co-products exceeds its production. Production levels for co-products are based upon the demand for PO and the relative market economics of the co-products.

  The segment has a number of multi-year PO processing (or tolling) and sales agreements. This reflects an effort to mitigate the adverse impact of competitive factors and economic business cycles on demand for the segment's PO. In addition, Bayer's ownership interest in the PO Joint Venture represents ownership of an in kind portion of the PO production of the PO Joint Venture. See "Joint Ventures and Other Agreements."

  Lyondell sells most of its SM production into the United States merchant market and to selected export markets through sales or tolling agreements. The segment is a party to a number of multi-year SM sales and processing agreements. See "Joint Ventures and Other Agreements."

  The Company has a take-or-pay MTBE sales contract with Atlantic Richfield Company ("ARCO"), now wholly owned by BP Amoco p.l.c. ("BP"). The contract has an initial term expiring December 31, 2002 and provides for formula-based prices. In addition, the Company also sells its MTBE production under market-based sales agreements, including multi-year agreements, and in the spot market.

  The majority of the segment's PO derivatives are sold through market-based sales contracts under annual or multi-year arrangements.

  The segment's sales are made by Company marketing and sales personnel and through distributors and independent agents located in the Americas, Europe and the Asia Pacific region. Through centralization of certain sales and order fulfillment functions in regional customer service centers located in Houston, Texas and Rotterdam, The Netherlands, the Company has reduced its sales office infrastructure for this segment around the world, while providing superior service to its worldwide customer base. Lyondell also has long-term contracts for distribution and logistics to ensure reliable supply to its customers.

  For data relating to foreign operations, see Note 22 of Notes to Consolidated Financial Statements.

Joint Ventures and Other Agreements

  On March 31, 2000, Lyondell contributed its Channelview, Texas PO/SM I plant and its Bayport, Texas PO/TBA plants to the PO Joint Venture. Bayer's ownership interest in the PO Joint Venture represents ownership of an in kind portion of the PO production of the PO Joint Venture. Bayer's share of PO production from the PO Joint Venture will increase from approximately 1.0 billion pounds for the last nine months of 2000 to approximately 1.6 billion pounds annually in 2004 and thereafter. Lyondell takes in kind the remaining PO production and all co-product (SM and TBA) production from the PO Joint Venture. As part of the transaction, Lyondell and Bayer also formed the separate PO Technology Joint Venture through which Bayer was granted a non-exclusive and non-transferable right to use certain PO/SM technology in the PO Joint Venture. Under the terms of the operating and logistics agreements, Lyondell operates the PO Joint Venture plants and arranges and coordinates the logistics of PO delivery. Lyondell and Bayer also have formed a separate joint venture for the construction of PO-11 in Rotterdam, The Netherlands with an expected startup date in the second quarter of 2003. Lyondell and Bayer each have a 50% share in the PO-11 joint venture, pursuant to which they each take in kind 50% of the PO and SM production of PO-11. Lyondell and Bayer do not share marketing or product sales under either the PO Joint Venture or PO-11.

  Lyondell's PO/SM II plant at the Channelview, Texas complex is owned by the Company together with third-party equity investors. The Company retains a majority interest in the PO/SM II plant and is the operator of the plant. A portion of the SM output of the PO/SM II plant is committed to the third-party investors under long-term processing agreements. As of December 31, 2000, the Company had over 1.1 billion pounds of SM capacity, or 30% of its worldwide capacity, committed to third party investors under long-term processing arrangements.

  The Company has a 50% equity interest in Nihon Oxirane, a joint venture with Sumitomo Chemical Co., Ltd. ("Sumitomo") and Showa Denko K.K. Since 1976, Nihon Oxirane has operated a PO/SM plant in Chiba, Japan. Lyondell and Sumitomo conduct joint research and development programs under various agreements originally entered into in connection with the Nihon Oxirane joint venture.

  In January 1995, ARCO Chemical entered into a tolling agreement and a resale agreement with Rhodia covering the entire TDI output of Rhodia's two plants in France, which have a combined average annual capacity of approximately 264 million pounds. Lyondell is currently required to purchase an average minimum of 212 million pounds of TDI per year under the agreements. The aggregate purchase price is a combination based on plant cost and market price. In the second quarter 2000, Lyondell entered into a series of arrangements with Rhodia to expand the capacity at the Pont de Claix plant, which provides TDI to Lyondell under the tolling agreement. The expansion will add approximately 105 million pounds of average annual capacity at the Pont de Claix plant, resulting in a total average annual capacity of approximately 269 million pounds, which is scheduled to be available in the fourth quarter of 2001. After the completion of the expansion, all of the TDI that Lyondell receives from Rhodia will come from the Pont de Claix plant, which is designed to have a more efficient cost structure. Lyondell's average minimum TDI purchase commitment under the revised tolling agreement will be 197 million pounds of TDI per year and will be extended through 2016. The resale agreement, which covered output at the Lille plant, will expire December 31, 2001. The TDI Lyondell purchases from Rhodia is marketed principally in Europe, the Middle East, Africa and Asia.

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

  The Company's major worldwide PO competitors are The Dow Chemical Company ("Dow") and Shell Chemical Company ("Shell"). Dow's operations are based on chlorohydrin technology. Shell utilizes a proprietary PO/SM technology. Based on published data relating to the PO market, including the PO Joint Venture's total capacity, the Company believes it owns and/or operates approximately 31% of the total worldwide capacity for PO.

  As part of the Bayer transaction, Lyondell and Bayer have formed a separate joint venture for the construction of PO-11 in Rotterdam, The Netherlands with an expected startup in the second quarter of 2003. The Company is also cooperating with Sumitomo on the commercialization of new PO technology, which is scheduled to be available in 2003. Shell and BASF AG ("BASF"), through their joint venture, ELLBA, commenced operation in October 1999 of a PO/SM plant in The Netherlands, using Shell technology. Shell and BASF, as 50-50 partners, have also broken ground for the construction of a PO/SM plant in Singapore, which is scheduled for start up in the last half of 2002. In addition, Repsol Quimica, S.A. started up a PO/SM plant in Spain in 2000, using technology originally licensed from ARCO Chemical. The Company believes that a significant amount of this additional capacity already has been absorbed by the market. The Company also expects increasing integration to occur as current merchant-market buyers establish their own sources of PO supply.

  The Company both manufactures and has long-term tolling agreements for TDI. The Company competes with many TDI producers worldwide, including BASF, Bayer and Dow. Based on published data regarding TDI capacity, the Company believes it is the second largest producer of TDI worldwide and has approximately 16% of total worldwide capacity.

  The Company competes with many MTBE producers worldwide, the most significant of which is Saudi Basic Industries Corp. ("SABIC"). Based on published data regarding MTBE capacity, the Company believes that, combined with Equistar, it is one of the largest producers of MTBE worldwide. MTBE also faces competition from substitute products such as ethanol as well as other octane components.

  The Company competes with several SM producers worldwide, among which are BASF, Chevron Phillips, Mitsubishi, Samsung and Shell. Based on published data regarding SM capacity, the Company believes that it is one of the largest producers of SM worldwide.

Properties

  The Company leases its corporate offices located in Houston, Texas. As part of the ARCO Chemical Acquisition, Lyondell acquired ARCO Chemical's research facility in Newtown Square, Pennsylvania, which is leased from a third party. The Company's European headquarters are located in leased facilities in Maidenhead, England, and its Asia Pacific headquarters are located in leased facilities in Hong Kong. The non-U.S. regional customer service center is located in leased facilities in Rotterdam, The Netherlands.

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

  The principal manufacturing facilities of the segment are set forth below. These facilities are wholly-owned by Lyondell unless otherwise noted.

                           Location                                         Principal Products
---------------------------------------------------------------   -----------------------------------
     Bayport (Pasadena), Texas (a).............................   PO, PG, PGE, TBA, isobutylene
     Channelview, Texas(a)(b)..................................   PO, BDO, SM, MTBE
     Lake Charles, Louisiana...................................   TDI
     Fos-sur-Mer, France.......................................   PO, PG, TBA, MTBE
     Botlek, Rotterdam, The Netherlands........................   PO, PG, PGE, TBA, MTBE, isobutylene
     Chiba, Japan(c)...........................................   PO, SM

________
(a) The Bayport PO/TBA plants and the Channelview PO/SM I plant are held by the PO Joint Venture.
(b) Third-party investors hold a minority ownership interest in the PO/SM II plant at the Channelview facility.

(c) The PO/SM plant located in Chiba, Japan is owned by Nihon Oxirane, a joint venture in which the Company holds a 50% interest through a subsidiary.

Research and Technology; Patents and Trademarks

  The Company possesses a body of patented and unpatented technologies and trade secrets relating to its products, processes and the design and operation of its plants, all of which are valuable to the intermediate chemicals and derivatives segment. Lyondell has several patents and patent applications pending for inventions resulting from its research relating to new PO processes for producing propylene oxide without co-products. Lyondell believes that utilization of this technology would reduce the cost of manufacturing PO and eliminate the production of less valuable co-products.

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

  The principal research and development facility for the segment is located in Newtown Square, Pennsylvania, with a technical center in Villers Saint Paul, France. The Company's research and development expenditures for 2000, 1999 and 1998 were $35 million, $58 million, and $65 million, respectively. The decrease in the Company's research and development expenditures in 2000 is a result of the sale of the polyols business to Bayer on March 31, 2000. The 1998 expenditures are on a pro forma basis for the ARCO Chemical Acquisition. Lyondell and Sumitomo conduct joint research and development programs under various agreements originally entered into in connection with the Nihon Oxirane joint venture.

Employee Relations

  On December 31, 2000, Lyondell had approximately 3,200 full-time employees, with approximately 23% of the U.S. employees represented by labor unions. Lyondell's employees include approximately 460 persons who became Lyondell employees effective January 1, 2000 in connection with a November 1999 agreement with Equistar to expand the scope of shared administrative services provided by Lyondell to Equistar. These persons had been employed by Equistar in the areas of information technology, human resources, materials management and raw material supply, customer supply chain, accounting, facility services and legal. Lyondell also uses the services of independent contractors in the routine conduct of its business. The Company believes its relations with its employees are good.


                             EQUISTAR CHEMICALS, LP

Management of Equistar

  Equistar is a limited partnership organized under the laws of the State of Delaware. Lyondell owns its interest in Equistar through two wholly owned subsidiaries, one of which serves as a general partner of Equistar and one of which serves as a limited partner. Similarly, Millennium owns its interest in Equistar through two wholly owned subsidiaries, one a general partner and one a limited partner. Occidental owns its interest in Equistar through three wholly owned subsidiaries, one a general partner and two limited partners. Lyondell holds a 41% interest, and Millennium and Occidental each hold a 29.5% interest in Equistar. The Amended and Restated Partnership Agreement of Equistar (the "Equistar Partnership Agreement") governs, among other things, ownership, cash distributions, capital contributions and management of Equistar. In September 2000, Millennium publicly announced that it had terminated the January 2000 announced active marketing of its 29.5% interest in Equistar. However, there can be no assurance that Millennium will not sell its interest in Equistar at some point. The Company does not expect any such sale to affect Equistar's operations or results.

  The Equistar Partnership Agreement provides that Equistar is governed by a Partnership Governance Committee, consisting of nine representatives, three appointed by each general partner. Matters requiring unanimous agreement by the representatives of Lyondell, Millennium and Occidental include changes in the scope of Equistar's business, the five-year strategic plan (and annual updates thereof), the sale or purchase of assets or capital expenditures of more than $30 million not contemplated by the strategic plan, investments by Equistar's partners over certain amounts, merging or combining with another business and certain other matters. All decisions of the Partnership Governance Committee that do not require unanimity among Lyondell, Millennium and Occidental may be made by Lyondell's representatives alone. The day-to-day operations of Equistar are managed by the executive officers of Equistar. Dan F. Smith, the Chief Executive Officer of Lyondell, also serves as Chief Executive Officer of Equistar.

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

  During 1998 and 1999, Lyondell provided certain administrative services to Equistar, including certain legal, risk management and treasury services, tax services and employee benefit plan administration, and Equistar provided services to Lyondell in the areas of health, safety and environmental, human resources, information technology and legal. As a consequence of these services, Equistar made a monthly payment to Lyondell as described in Note 5 of Notes to Consolidated Financial Statements. In November 1999, Lyondell and Equistar announced an agreement to utilize shared services over a broader range, including information technology, human resources, materials management and raw material supply, customer supply chain, health, safety and environmental, engineering and research and development, facility services, legal, accounting, treasury, internal audit, and tax (the "Shared Services Agreement"). Beginning January 1, 2000, employee-related and indirect costs were allocated between the two companies in the manner prescribed in the Shared Services Agreement while direct third party costs, incurred exclusively for either Lyondell or Equistar, were charged directly to that entity. Equistar and Millennium Petrochemicals are also parties to a number of agreements for the provision of services, utilities and materials from one party to the other at common locations, principally LaPorte, Texas and Cincinnati, Ohio. Lyondell, Millennium Petrochemicals and the Occidental Subsidiaries each entered into a Master Intellectual Property Agreement with Equistar. The Master Intellectual Property Agreements provide for
(i) the transfer of certain intellectual property of Lyondell, Millennium Petrochemicals and the Occidental Subsidiaries related to the businesses each contributed to Equistar, (ii) certain rights and licenses to Equistar with respect to intellectual property retained by Lyondell, Millennium Petrochemicals or the Occidental Subsidiaries that was not solely related to the business of Equistar but is useful in such business and (iii) certain rights and licenses from Equistar to Lyondell, Millennium Petrochemicals and the Occidental Subsidiaries, respectively, with respect to intellectual property transferred to Equistar that Lyondell, Millennium Petrochemicals and the Occidental Subsidiaries may use with respect to their other businesses.

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


                            EQUISTAR PETROCHEMICALS

Overview

  Petrochemicals are fundamental to many segments of the economy, including the production of consumer products, housing components, automotive products and other durable and nondurable goods. Equistar produces a variety of petrochemicals, including olefins, oxygenated products, aromatics and specialty products, at twelve facilities located in six states. Olefins include ethylene, propylene and butadiene. Oxygenated products include EO, EG, ethanol and MTBE. Aromatics produced are benzene and toluene. Equistar's petrochemical products are used to manufacture polymers and intermediate chemicals, which are used in a variety of consumer and industrial products. Ethylene is the most significant petrochemical in terms of worldwide production volume and is the key building block for polyethylene and a large number of other chemicals, plastics and synthetics. With the strong growth of end-use products derived from ethylene during the past several decades, especially as plastics have developed into low-cost, high-performance substitutes for a wide range of materials such as metals, paper and glass, U.S. ethylene consumption has grown by an average annual rate of approximately 4%.

  The Chocolate Bayou, Corpus Christi and two Channelview, Texas olefins plants use petroleum liquids, including naphtha, condensates and gas oils (collectively "Petroleum Liquids"), to produce ethylene. Assuming the co-products are recovered and sold, the cost of ethylene production from Petroleum Liquids historically has been less than the cost of producing ethylene from natural gas liquids, including ethane, propane and butane (collectively, "NGLs"). The use of Petroleum Liquids results in the production of a significant amount of co-products such as propylene, butadiene, benzene and toluene, and specialty products, such as dicyclopentadiene ("DCPD"), isoprene, resin oil, piperylenes and hydrogen. Based upon independent third-party surveys, management believes that its Channelview facility is the lowest production cost olefins facility in the United States. Equistar's Morris, Illinois; Clinton, Iowa; Lake Charles, Louisiana; and LaPorte, Texas plants are designed to primarily use NGLs, which primarily produce ethylene with some co-products such as propylene. A comprehensive pipeline system connects the Gulf Coast plants with major olefins customers. Raw materials are sourced both internationally and domestically and are shipped via vessel and pipeline.

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

  Equistar produces synthetic ethanol at its Tuscola, Illinois plant by a direct hydration process that combines water and ethylene. Equistar also owns and operates facilities in Newark, New Jersey and Anaheim, California for denaturing ethanol by the addition of certain chemicals. In addition, it produces small volumes of diethyl ether, a by-product of its ethanol production, at Tuscola. These ethanol products are ingredients in various consumer and industrial products as described more fully in the table below.

  The following table outlines Equistar's primary petrochemical products, annual processing capacity as of January 1, 2001, and the primary uses for such products. Unless otherwise specified, annual processing capacity was calculated by estimating the number of days in a typical year that a production unit of a plant is expected to operate, after allowing for downtime for regular maintenance, and multiplying that number by an amount equal to the unit's optimal daily output based on the design raw material mix. Because the processing capacity of a production unit is an estimated amount, actual production volumes may be more or less than the capacities set forth below. Capacities shown represent 100% of the capacity of Equistar, of which the Company owns 41%.

          Product                      Annual Capacity                                       Primary Uses
---------------------------   ----------------------------------   -----------------------------------------------------------------

OLEFINS:
--------
Ethylene                      11.6 billion pounds                  Ethylene is used as a raw material to manufacture polyethylene,
                                                                   EO, ethanol, ethylene dichloride and ethylbenzene.

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

OXYGENATED PRODUCTS:
--------------------
Ethylene Oxide (EO)           1.1 billion pounds ethylene oxide    EO is used to produce surfactants, industrial cleaners,
                              equivalents; 400 million pounds      cosmetics, emulsifiers, paint, heat transfer fluids and ethylene
                              as pure ethylene oxide               glycol.

Ethylene Glycol (EG)          1 billion pounds                     EG is used to produce polyester fibers and film, polyethylene terephthalate ("PET") resin, heat transfer fluids and automobile antifreeze.

Ethylene Oxide                225 million pounds                   EO derivatives are used to produce paint and coatings, polishes,
Derivatives                                                        solvents and chemical intermediates.

Ethanol                       50 million gallons                   Ethanol is used in the production of solvents as well as
                                                                   household, medicinal and personal care products.

MTBE                          284 million gallons                  MTBE is a gasoline component for reducing emissions in
                              (18,500 barrels/day)(b)              reformulated gasolines and enhancing octane value.


AROMATICS:
----------
Benzene                       310 million gallons                  Benzene is used to produce styrene, phenol and cyclohexane.
                                                                   These products are used in the production of nylon, plastics, rubber and polystyrene. Polystyrene is used in insulation, packaging and drink cups.

Toluene                       66 million gallons                   Toluene is used as an octane enhancer in gasoline, as a chemical feedstock for benzene production, and a core ingredient in TDI, a compound used in urethane production.


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

Alkylate                      337 million gallons(c)               Alkylate is a premium gasoline blending component used by
                                                                   refiners to meet Clean Air Act standards for reformulated
                                                                   gasoline.

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

Raw Materials and Ethylene Purchases

  The raw materials cost for olefins production is generally the largest component of total cost for the petrochemicals business. Olefins plants with the flexibility to consume a wide range of raw materials generally are able to maintain higher profitability during periods of changing energy and petrochemicals prices than olefins plants that are restricted in their raw material processing capability, assuming the co-products are recovered and sold. The primary raw materials used in the production of olefins are Petroleum Liquids (also referred to as "heavy raw materials") and NGLs (also referred to as "light raw materials"). Petroleum Liquids have had a historical cost advantage over NGLs such as ethane and propane, assuming the co-products are recovered and sold. For example, using Petroleum Liquids typically generates between one and four cents additional margin per pound of ethylene produced compared to using ethane. Equistar has the capability to realize this margin advantage at the Channelview, Corpus Christi and Chocolate Bayou facilities. This cost advantage is expected to continue due to the significantly higher capital cost for new plants with the capability to process both heavy raw materials (Petroleum Liquids) and their resulting co-products in contrast to processing light raw materials (NGLs).

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

  The majority of Equistar's Petroleum Liquids requirements are purchased via contractual arrangement from a variety of third-party domestic and foreign sources. Equistar also purchases Petroleum Liquids on the spot market from third-party domestic and foreign sources. Equistar purchases NGLs from a wide variety of domestic and international sources. Equistar obtains a portion of its olefins raw material requirements from LCR at market-related prices.

  In addition to producing its own ethylene, Equistar assumed certain agreements of an affiliate of Millennium for the purchase of ethylene from Gulf Coast producers at market prices. Ethylene purchase obligations under the Millennium contracts terminated at the end of 2000.

Marketing and Sales

  Ethylene produced by the LaPorte, Morris and Clinton facilities is generally consumed as raw material by the polymers operations at those sites, except for the ethylene produced at LaPorte and sold to Millennium. Ethylene and propylene produced at the Channelview, Corpus Christi, Chocolate Bayou and Lake Charles olefins plants are generally distributed by pipeline or via exchange agreements to Equistar's Gulf Coast polymer and ethylene oxide and glycol facilities as well as to Equistar's affiliates and third parties. As of January 1, 2001, approximately 80% of the ethylene produced by Equistar was consumed internally or sold to Equistar's affiliates at market-related prices.

  With respect to sales to third parties, Equistar sells a majority of its olefins products to customers with whom Lyondell and Occidental have had long-standing relationships. Sales to third parties generally are made under written agreements that typically provide for monthly negotiation of price; customer purchase of a specified minimum quantity; and three- to six-year terms with automatic one- or two-year term extension provisions. Some contracts may be terminated early if deliveries have been suspended for several months. No single unrelated third party customer accounted for more than 10% of total segment revenues in 2000.

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

  Most of the ethylene and propylene production of the Channelview, Chocolate Bayou, Corpus Christi and Lake Charles facilities is shipped via a 1,430-mile pipeline system which has connections to numerous Gulf Coast ethylene and propylene consumers. This pipeline system, some of which is owned and some of which is leased by Equistar, extends from Corpus Christi to Mont Belvieu to Port Arthur, Texas as well as around the Lake Charles, Louisiana area. In addition, exchange agreements with other olefins producers allow access to customers who are not directly connected to Equistar's pipeline system. Some ethylene is shipped by railcar from Clinton, Iowa to Morris, Illinois. Some propylene is shipped by ocean-going vessel. Ethylene oxide is shipped by railcar, and its derivatives are shipped by railcar, truck, isotank or ocean-going vessel. Butadiene, aromatics and other petrochemicals are distributed by pipeline, railcar, truck, barge or ocean-going vessel.

Competition and Industry Conditions

  The basis for competition in Equistar's petrochemicals products is price, product quality, product deliverability and customer service. Equistar competes with other large domestic producers of petrochemicals, including BP, Chevron Phillips Chemical Company LP ("Chevron Phillips"), Dow, Exxon Mobil Corporation ("Exxon Mobil"), Huntsman Chemical Company and Shell. Industry consolidation, including the combinations of British Petroleum and Amoco, Exxon and Mobil, and Dow and Union Carbide Corporation and the formation of Chevron Phillips, has concentrated the industry in fewer, although larger and stronger, competitors.

  The combined rated capacity of Equistar's olefins units at January 1, 2001 was approximately 11.6 billion pounds of ethylene per year or approximately 16% of total North American production capacity. Based on published rated production capacities, Equistar believes it is currently the second largest producer of ethylene in North America. North American ethylene rated capacity at January 1, 2001 was approximately 72 billion pounds per year. Of the total ethylene production capacity in the United States, approximately 95% is located along the Gulf Coast.

  Petrochemicals profitability is affected by raw materials costs and the level of demand for petrochemicals and derivatives, along with vigorous price competition among producers which may intensify due to, among other things, the addition of new capacity. In general, demand is a function of economic growth in the United States and elsewhere in the world, which fluctuates. Capacity additions in excess of annual growth also put pressure on margins. It is not possible to predict accurately the changes in raw material costs, market conditions and other factors that will affect petrochemical industry margins in the future.

  The petrochemicals industry historically has experienced significant volatility in profitability due to capacity utilization. Producers of olefins primarily for merchant supply to unaffiliated customers typically experience greater variations in their sales volumes and profitability when industry supply and demand relationships are not balanced in comparison to more integrated competitors, i.e., those with a higher proportion of captive demand for olefins derivatives production. Equistar currently consumes or sells to its partners' downstream derivatives facilities approximately 80% of its ethylene production, which has the effect of reducing volatility.

  Equistar's other major commodity chemical products also experience cyclical market conditions similar to, although not necessarily coincident with, those of ethylene.

                               EQUISTAR POLYMERS

Overview

  Through facilities located at nine plant sites in four states, Equistar's polymers segment manufactures a wide variety of polyolefins, including polyethylene, polypropylene and various performance polymers.

  Equistar currently manufactures polyethylene using a variety of technologies at five facilities in Texas and at its Morris, Illinois and Clinton, Iowa facilities. The Morris and Clinton facilities are the only polyethylene facilities located in the U.S. Midwest and enjoy a freight cost advantage over Gulf Coast producers in delivering products to customers in the U.S. Midwest and on the East Coast of the United States. Polyethylene is used in a wide variety of consumer products, packaging materials and industrial applications.

  Equistar produces performance polymer products, which include enhanced grades of polyethylene and polypropylene, at several of its polymers facilities. The Company believes that, over a business cycle, average selling prices and profit margins for performance polymers tend to be higher than average selling prices and profit margins for higher-volume commodity polyethylenes. Equistar also produces wire and cable insulating resins and compounds at Morris, Illinois; and LaPorte, Texas; and wire and cable insulating compounds at Tuscola, Illinois; and Fairport Harbor, Ohio. Wire and cable insulating resins and compounds are used to insulate copper and fiber optic wiring in power, telecommunication, computer and automobile applications. Equistar's Morris, Illinois and Pasadena, Texas facilities manufacture polypropylene using propylene produced as a co-product of Equistar's ethylene production as well as propylene purchased from third parties. Polypropylene is sold for various applications in the automotive, housewares and appliance industries.

  The following table outlines Equistar's polymers and performance polymers products, annual processing capacity at January 1, 2001, and the primary uses for such products. The table excludes the capacity of Equistar's Port Arthur, Texas facility, which was permanently shut down February 28, 2001. Unless otherwise specified, annual processing capacity was calculated by estimating the number of days in a typical year that a production unit of a plant is expected to operate, after allowing for downtime for regular maintenance, and multiplying that number by an amount equal to the unit's optimal daily output based on the design raw material mix. Because the processing capacity of a production unit is an estimated amount, actual production volumes may be more or less than the capacities set forth below. Capacities shown represent 100% of the capacity of Equistar, of which the Company owns 41%.

               Product                     Annual Capacity                               Primary Uses
--------------------------------------   -------------------   ------------------------------------------------------------------
High density polyethylene (HDPE)         3.1 billion pounds    HDPE is used to manufacture grocery, merchandise and trash
                                         (a)                   bags; food containers for items from frozen desserts to
                                                               margarine; plastic caps and closures; liners for boxes of
                                                               cereal and crackers; plastic drink cups and toys; dairy crates;
                                                               bread trays and pails for items from paint to fresh fruits and vegetables; safety equipment such as hard hats; house wrap for insulation; bottles for household/industrial chemicals and motor oil; milk/water/juice bottles; and large (rotomolded)
                                                               tanks for storing liquids like agricultural and lawn care
                                                               chemicals.

Low density polyethylene (LDPE)          1.5 billion pounds    LDPE is used to manufacture food packaging films; plastic
                                         (a)                   bottles for packaging food and personal care items; dry
                                                               cleaning bags; ice bags; pallet shrink wrap; heavy-duty bags for mulch and potting soil; boil-in-bag bags; coatings on
                                                               flexible packaging products; and coatings on paper board such as milk cartons. Specialized forms of LDPE are Ethyl Methyl
                                                               Acrylate (``EMA''), which provides adhesion in a variety of applications, and Ethylene Vinyl Acetate (``EVA''), which is used in foamed sheets, bag-in-box bags, vacuum cleaner hoses, medical tubing, clear sheet protectors and flexible binders.

Linear low density polyethylene          1.1 billion pounds    LLDPE is used to manufacture garbage and lawn-leaf bags;
(LLDPE)                                                        housewares; lids for coffee cans and margarine tubs; and large
                                                               (rotomolded) toys like outdoor gym sets.

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

Wire and Cable Insulating                (b)                   Wire and cable insulating resins and compounds are used to
Resins and Compounds                                           insulate copper and fiber optic wiring in power,
                                                               telecommunication, computer and automobile applications.

Polymeric Powders                        (b)                   Polymeric powders are component products in structural and bulk molding compounds, parting agents and filters for appliance, automotive and plastics processing industries.

Polymers for Adhesives, Sealants         (b)                   Polymers are components in hot-melt-adhesive formulations for
and Coatings                                                   case, carton and beverage package sealing, glue sticks,
                                                               automotive sealants, carpet backing and adhesive labels.

Reactive Polyolefins                     (b)                   Reactive polyolefins are functionalized polymers used to bond non-polar and polar substrates in barrier food packaging, wire and cable insulation and jacketing, automotive gas tanks and metal coating applications.

Liquid Polyolefins                       (b)                   Liquid polyolefins are a diesel fuel additive to inhibit
                                                               freezing.

_______________

(a) Excludes capacity of Port Arthur, Texas facility, which was permanently shut down February 28, 2001.
(b) These are enhanced grades of polyethylene and are included in the capacity figures for HDPE, LDPE and LLDPE above, as appropriate.

Raw Materials

  With the exception of the Chocolate Bayou polyethylene plant, Equistar's polyethylene and polypropylene production facilities can receive their ethylene and propylene directly from Equistar's petrochemical facilities via Equistar's olefins pipeline system or from on-site production. The polyethylene plants at Chocolate Bayou, LaPorte and Pasadena, Texas are pipeline-connected to third parties and can receive ethylene via exchanges or purchases. The polypropylene facility at Morris, Illinois also receives propylene from third parties.

Marketing and Sales

  Equistar's polymers products are primarily sold to an extensive base of established customers. Approximately 50% of these customers have term contracts, typically having a duration of one to three years. The remainder is generally sold without contractual term commitments. In either case, in most of the continuous supply relationships, prices are subject to change upon mutual agreement between Equistar and the customer. No single unrelated third party customer accounted for more than 10% of total segment revenues in 2000.

  Polymers are primarily distributed via railcar. Equistar owns or leases, pursuant to long-term lease arrangements, approximately 8,600 railcars for use in its polymers business. Equistar sells its polymers products in the United States and Canada primarily through its own sales organization. It generally engages sales agents to market its products in the rest of the world.

Competition and Industry Conditions

  The basis for competition in Equistar's polymers products is price, product performance, product quality, product deliverability and customer service. Equistar competes with other large producers of polymers, including Atofina, BP, Chevron Phillips, Dow, Eastman Chemical Company, Exxon Mobil, Formosa Plastics, Huntsman Chemical Company, Solvay Polymers and Westlake Polymers. Industry consolidation, including the combinations of British Petroleum and Amoco, Exxon and Mobil, and Dow and Union Carbide Corporation, the formation of Chevron Phillips, and the pending polymers business combinations between BP and Solvay, has concentrated the industry in fewer, although larger and stronger, competitors. Polymers profitability is affected by the worldwide level of demand for polymers, along with vigorous price competition which may intensify due to, among other things, new domestic and foreign industry capacity. In general, demand is a function of economic growth in the United States and elsewhere in the world, which fluctuates. It is not possible to predict accurately the changes in raw material costs, market conditions and other factors which will affect polymers industry margins in the future.

  Based on published rated industry capacities, Equistar is the third largest producer of polyethylene in North America and is a leading domestic producer of polyolefins powders, compounds, wire and cable insulating resins, and polymers for adhesives. The combined rated capacity of Equistar's polyethylene units as of January 1, 2001 was approximately 5.7 billion pounds per year or approximately 14% of total industry capacity in North America. There are approximately 15 other North American producers of polyethylene, including Chevron Phillips, Dow, Exxon Mobil, Nova Chemicals and Solvay Polymers. Equistar's polypropylene capacity, 680 million pounds per year as of January 1, 2001, represents approximately 4.5% of the total North American polypropylene capacity. There are approximately 15 other North American competitors in the polypropylene business, including Atofina, Basell, BP, Chevron Phillips, Dow and Exxon Mobil.

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

                Location                                                    Principal Products
----------------------------------------               ----------------------------------------------------------------
Beaumont, Texas(a)......................               EG
Channelview, Texas(b)...................               Ethylene, Propylene, Butadiene, Benzene, Toluene, DCPD,
                                                       Isoprene, Resin Oil, Piperylenes, Alkylate and MTBE
Corpus Christi, Texas...................               Ethylene, Propylene, Butadiene and Benzene
Chocolate Bayou, Texas(c)...............               HDPE
Chocolate Bayou, Texas(c)(d)............               Ethylene, Propylene, Butadiene, Benzene, Toluene, DCPD,
                                                       Isoprene, Resin Oil and MTBE
LaPorte, Texas (e)......................               Ethylene, Propylene, LDPE, LLDPE, HDPE, Liquid Polyolefins,
                                                       Wire and Cable Insulating Resins and Compounds
Matagorda, Texas........................               HDPE
Pasadena, Texas(f)......................               EO, EG and Other EO Derivatives
Pasadena, Texas(f)......................               Polypropylene and LDPE
Victoria, Texas(d)......................               HDPE
Lake Charles, Louisiana(g)..............               Ethylene, and Propylene
Morris, Illinois........................               Ethylene, Propylene, LDPE, LLDPE and Polypropylene
Tuscola, Illinois.......................               Ethanol, Diethyl Ether, Wire and Cable Insulating  Compounds
                                                       and Polymeric Powders
Clinton, Iowa...........................               Ethylene, Propylene, LDPE and HDPE
Fairport Harbor, Ohio(g)................               Wire and Cable Insulating Compounds
Anaheim, California.....................               Denatured Alcohol
Newark, New Jersey......................               Denatured Alcohol
_____________

(a) The Beaumont facility is owned by PD Glycol, a partnership owned 50% by Equistar and 50% by DuPont.
(b) The Channelview facility has two ethylene processing units. LMC owns a methanol plant located within the Channelview facility on property LMC leases from Equistar. A third party owns and operates a facility on land leased from Equistar that is used to purify hydrogen from LMC's methanol plant. Equistar also operates a styrene maleic anhydride unit and a polybutadiene unit which are owned by a third party and are located on property leased from Equistar within the Channelview facility.
(c) Millennium and Occidental each contributed a facility located in Chocolate Bayou. These facilities are not on contiguous property.
(d)  The land is leased, and the facility is owned.
(e) All of the HDPE capacity and a portion of the LDPE capacity at the LaPorte facility has been idled since the first quarter of 2000.
(f) Occidental and Lyondell each contributed facilities located in Pasadena. These facilities are primarily on contiguous property, and Equistar operates them as one site to the extent practicable. These facilities are operated in conjunction with the LaPorte facility.
(g)  The facilities and land are leased.

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

  Equistar uses an extensive olefins pipeline system, some of which it owns and some of which it leases, extending from Corpus Christi to Mont Belvieu to Port Arthur and around the Lake Charles area. Equistar owns other pipelines in connection with its Tuscola, Chocolate Bayou, Matagorda, Victoria, Corpus Christi and LaPorte facilities. Equistar owns and leases several pipelines connecting the Channelview facility, the Refinery and the Mont Belvieu storage facility; these pipelines are used to transport feedstocks, butylenes, hydrogen, butane, MTBE and unfinished gasolines. Equistar also owns a barge docking facility near the Channelview facility capable of berthing eight barges and related terminal equipment for loading and unloading raw materials and products. Equistar owns or leases pursuant to long-term lease arrangements approximately 12,200 railcars for use in its business.

  Equistar sub-leases its executive offices and corporate headquarters from Lyondell in downtown Houston. In addition, Equistar owns facilities which house the Morris and Cincinnati research operations. Equistar also leases sales facilities and leases storage facilities, primarily in the Gulf Coast area, from various third parties for the handling of products.

  As of December 31, 2000, Equistar employed approximately 3,700 full-time employees. Equistar also uses the services of independent contractors in the routine conduct of its business. Approximately 270 hourly workers are covered by collective bargaining agreements. Equistar believes that its relations with its employees are good.

           EQUISTAR RESEARCH AND TECHNOLOGY; PATENTS AND TRADEMARKS

  Equistar maintains a significant research and development facility in Cincinnati, Ohio. Equistar has additional research facilities in Morris, Illinois; Matagorda, Texas; and Chocolate Bayou, Texas. Equistar's research and development expenditures for 2000, 1999 and 1998 were $38 million, $42 million, and $40 million, respectively.

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

  Recent polymer industry announcements relate to the development of single-site catalysts. Successful development and commercialization of these catalysts are expected to result in enhanced polymer properties and higher margin products. Equistar is conducting research and developing several non-metallocene single-site catalysts (STAR(TM) catalysts) for use in the production of polyolefin resins. Equistar has several patents and patent applications pending in connection with research and development efforts in this area. Equistar does not believe that the loss of any individual patent or trade secret would have a material adverse effect on its petrochemicals or polymers businesses.

  In August 2000, Equistar and ABB Lummus Global formed a joint venture, Novolen Technology Holdings C.V., to acquire the Novolen(R) technology business from Targor GmbH, a subsidiary of BASF AG. The joint venture, owned 80% by ABB and 20% by Equistar, licenses the Novolen(R) technology and supports new catalyst and process development through joint research and development programs.

  Equistar uses numerous technologies in its operations, many of which are licensed from third parties. Equistar and Maruzen Petrochemical Co., Ltd. jointly own a bi-modal process for the production of HDPE. Equistar uses this bi-modal process at its Matagorda, Texas facility. Significant licenses held by Equistar include the Unipol process for the production of LLDPE, and certain other licenses for the production of EO, EG, polyethylene and polypropylene. Equistar is not dependent on the retention of any particular license, and it believes that the loss of any individual license would not have a material adverse effect on its operations.

  Equistar acquired rights to numerous trademarks from Lyondell and Millennium Petrochemicals in connection with its formation, including ALATHON(R), KromaLon(R), Petrothene(R), Ultrathene(R), Vynathene(R) and Microthene(R). Equistar's right to use these trademarks is perpetual as long as Equistar actively uses the trademarks. Equistar is not dependent upon any particular trademark, and it believes the loss of any individual trademark would not have a material adverse effect on its operations.

                          LYONDELL-CITGO REFINING LP

Overview

  Lyondell participates in petroleum refining through an equity interest in LCR. Lyondell holds a 58.75% interest and CITGO holds a 41.25% interest in LCR. LCR owns and operates the Refinery, which is located on the Houston Ship Channel in Houston, Texas. The Refinery is a full conversion refinery designed to run extra heavy (17 degree API), high sulfur crude oil which is less expensive than other grades of crude. Processing extra heavy, high sulfur crude oil in significant quantities requires a refinery with extensive coking, catalytic cracking, hydrotreating and desulfurization capabilities, i.e., a "complex refinery." The Refinery's complexity enables it to operate in full conversion mode producing a slate of products that consists primarily of high value, clean products (many refineries produce less high value, clean products such as gasoline and diesel and produce significant quantities of heavy fuel oil due to a lack of equipment to convert these fuels into premium products). In addition, the Refinery's complexity allows it to produce most of these clean products as premium grades such as reformulated gasoline, jet fuel, low sulfur diesel and aromatics chemicals. The Refinery's products include conventional and reformulated gasoline, low sulfur diesel, jet fuel, aromatics, lubricants (industrial lubricants, white oils and process oils), carbon black oil, sulfur, residual fuel and petroleum coke. The aromatics chemicals produced by the Refinery are benzene, toluene, orthoxylene and paraxylene. These products are sold to intermediate chemicals and polyester intermediate manufacturers and are ultimately used in clothing, soft drink bottles and drink cups, audio and video tapes, and resins.

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

  The Upgrade Project, which cost approximately $1.1 billion, was funded through a combination of approximately $485 million in capital contributions to LCR by CITGO (including cash contributions for financing costs and reinvestment of operating cash distributions), a $450 million construction loan credit facility (the "Construction Facility") provided by a group of banks, and $166 million and $16 million in subordinated loans to LCR from Lyondell and CITGO, respectively. On May 5, 2000, Lyondell and CITGO arranged interim financing for LCR to repay the $450 million outstanding under the LCR Construction Facility. On September 15, 2000, Lyondell and CITGO completed the syndication of one-year credit facilities, including a $450 million term loan to replace the interim financing and a $70 million revolving credit facility to be used for working capital and other general business purposes. Lyondell and CITGO have agreed to pursue a refinancing of the indebtedness, although the final terms have not been determined. Based on previous experience of refinancing LCR's debt and the current conditions of the financial markets, the management of LCR, Lyondell and CITGO anticipate that this debt can be refinanced prior to its maturity.

  In exchange for CITGO's Upgrade Project capital contributions, together with an additional $130 million in equity contributions CITGO had previously made to LCR, CITGO's participation interest in LCR increased effective April 1, 1997, and is currently 41.25%. CITGO had a one-time option, which expired unexercised on September 30, 2000, to increase its participation interest in LCR up to 50% by making an additional equity contribution.

  The following table outlines LCR's primary products, annual rated capacity as of January 1, 2001, and the primary uses for such products. The term "rated capacity," as used in this table, is calculated by estimating the number of days in a typical year that a production unit of a plant is expected to operate, after allowing for downtime for regular maintenance, and multiplying that number by an amount equal to the unit's optimal daily output based on the design feedstock mix. Because the rated capacity of a production unit is an estimated amount, the actual production volumes may be more or less than the rated capacity. Capacities shown represent 100% of the capacity of LCR, of which the Company owns 58.75%.

            Product                     Rated Capacity                                   Primary Uses
-------------------------------   ---------------------------   ------------------------------------------------------------------
Gasoline (a)...................   120,000 barrels per day       Automotive fuel
Diesel (#2 Distillate)(a)......   75,000 barrels per day        Fuel for diesel cars and trucks
Jet Fuel (a)...................   25,000 barrels per day        Aviation fuel
Benzene (b)....................   50 million gallons per year   Nylon for clothing and consumer items; polystyrene for
                                                                insulation, packaging and drink cups
Toluene (c)....................   46 million gallons per year   Gasoline component and chemical feedstock for producing
                                                                benzene
Paraxylene (c).................   400 million pounds per year   Polyester fibers for clothing and fabrics, PET soft drink
                                                                bottles and films for audio and video tapes
Orthoxylene (c)................   270 million pounds per year   Plasticizer in products such as rainwear, shower curtains, toys and auto upholstery and an intermediate in paints and fiberglass
Lube Oils (a)..................   4,000 barrels per day         Automotive and industrial engine and lube oils, railroad
                                                                engine additives and white oils for food-grade applications
__________

(a)  Produced by LCR and sold to CITGO.
(b)  Produced by LCR and sold to Equistar.
(c)  Produced by LCR and marketed for LCR by Equistar.

Management of LCR

  LCR is a limited partnership organized under the laws of the state of Delaware. Lyondell owns its interest in LCR through two wholly owned subsidiaries, one of which serves as a general partner and one of which serves as a limited partner. Similarly, CITGO, which is an indirect wholly owned subsidiary of Petroleos de Venezuela, S.A. ("PDVSA"), the national oil company of the Republic of Venezuela, owns its interest in LCR through two wholly owned subsidiaries, a general partner and a limited partner.

  LCR is governed by a Limited Partnership Agreement (the "LCR Partnership Agreement"), which provides for, among other things, the ownership and cash distribution rights of the partners. The LCR Partnership Agreement also provides that LCR is managed by a Partnership Governance Committee, which is composed of six representatives, three appointed by each general partner. Actions requiring unanimous consent of the representatives include amendment of the LCR Partnership Agreement, borrowing money, delegations of authority to committees, certain purchase commitments and capital expenditures. The day-to-day operations of the Refinery are managed by two general managers, one of which is a loaned employee of Lyondell and the other of which is a loaned employee of CITGO.

Agreements between Lyondell or CITGO and LCR

  LCR is a party to a number of agreements with Lyondell and CITGO. Under the terms of a long-term product sales agreement ("Products Agreement"), CITGO purchases from LCR substantially all of the refined products produced at the Refinery. Lyondell currently performs administrative services for LCR pursuant to an Administrative Services Agreement, which is renegotiated annually. Under the terms of lubricant sales agreements, CITGO purchases all of the lubricant products manufactured by LCR. In conjunction therewith, CITGO operates LCR's Birmingport, Alabama lubricants plant.

Agreements between Equistar and LCR

  Prior to the formation of Equistar, Lyondell was a party with LCR to multiple agreements designed to preserve many of the synergies between the Refinery and the Channelview petrochemicals facility. These agreements were assumed by Equistar from Lyondell effective December 1, 1997. Economic evaluations at the Channelview facility and the Refinery are made to maximize product utilization, which may be local use, use at the other site, or third party sales. Certain Refinery products (propane, butane, low-octane naphthas, heating oils, and gas oils) can be used as raw materials for olefins production, and certain Channelview facility olefins by-products can be processed by the Refinery into gasoline. Butylenes from the Refinery are tolled through the Channelview facility for the production of alkylate and MTBE for gasoline blending.
Hydrogen from the Channelview facility is used at the Refinery for sulfur removal and product stabilization. In accordance with a marketing service agreement scheduled to expire no later than June 2001, Equistar currently serves as LCR's sole agent to market aromatics products, with the exception of benzene, produced by LCR. Benzene produced by LCR is sold directly to Equistar at market-related prices. See Notes 5 and 6 of Notes to Consolidated Financial Statements.

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

  Under the Crude Supply Agreement, PDVSA Oil is required to sell, and LCR is required to purchase, 230,000 barrels per day of extra heavy crude oil, which constitutes approximately 88% of the Refinery's refining capacity of 260,000 barrels per day of crude oil. In late April 1998, LCR received notification from PDVSA Oil that it would reduce deliveries of crude oil on the grounds of announced OPEC production cuts. LCR began receiving reduced deliveries of crude oil from PDVSA Oil in August 1998, amounting to 195,000 barrels per day in that month. LCR was advised by PDVSA Oil in May 1999 of a further reduction in the deliveries of crude oil supplied under the Crude Supply Agreement to 184,000 barrels per day, effective May 1999. On several occasions since then, PDVSA Oil has further reduced crude oil deliveries, although it has made payments in partial compensation for such reductions. Subsequently, PDVSA Oil unilaterally increased deliveries of crude oil to LCR to 195,000 barrels per day effective April 2000, to 200,000 barrels per day effective July 1, 2000 and to 230,000 barrels per day effective October 1, 2000.

  By letter dated February 9, 2001, PDVSA Oil informed LCR that the Venezuelan government, through the Ministry of Energy and Mines, has instructed that production of certain grades of crude oil be reduced effective February 1, 2001. The letter states that PDVSA Oil declares itself in a force majeure situation, but does not announce any reduction in crude oil deliveries to LCR. Although some reduction in crude oil delivery may be forthcoming, it is unclear as to the level of reduction, if any, which may be anticipated. LCR has consistently contested the validity of PDVSA Oil's and PDVSA's reductions in deliveries under the Crude Supply Agreement and, on March 12, 2001, Lyondell, on behalf of LCR, sent a letter to PDVSA Oil and PDVSA disputing the existence and validity of the purported force majeure situation declared by the February 9 letter.

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

  PDVSA has announced that it intends to renegotiate the crude supply agreements that it has with all third parties, including LCR. In light of PDVSA's announced intent, there can be no assurance that PDVSA Oil will continue to perform its obligations under the Crude Supply Agreement. However, they have confirmed that they expect to honor their commitments if a mutually acceptable restructuring of the Crude Supply Agreement is not achieved. In recent years, the Company and PDVSA have had discussions covering both a restructuring of the Crude Supply Agreement and a broader restructuring of the LCR partnership. The Company is unable to predict whether changes in either arrangement will occur.

  If the Crude Supply Agreement is modified or terminated or this source of crude is otherwise interrupted, LCR could experience significantly lower earnings and cash flows. Depending on then current market conditions, any modification, breach or termination of the Crude Supply Agreement could adversely affect LCR, since LCR would have to purchase all or a portion of its crude oil feedstocks in the merchant market, which could subject LCR to significant volatility and price fluctuations. There can be no assurance that alternative crude oils with similar margins would be available for purchase by LCR.

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

  With a capacity of approximately 260,000 barrels per day, the Company believes that the Refinery is North America's largest full conversion (i.e., not producing asphalt or high sulfur heavy fuel) refinery capable of processing 100% 17 API crude oil.

  Among LCR's refining competitors are major integrated petroleum companies and domestic refiners that are owned by or affiliated with major integrated oil companies. Based on published industry data, as of January 1, 2001, there were 152 crude oil refineries in operation in the United States, and total domestic refinery capacity was approximately 16.5 million barrels per day. During 2000, LCR processed an average of 245,000 barrels per day of crude oil or approximately 1.6% of all U.S. crude runs.

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

Employee Relations

  At December 31, 2000, LCR employed approximately 1,000 full-time employees. LCR also uses the services of independent contractors in the routine conduct of its business. Approximately 600 hourly workers are covered by a collective bargaining agreement between LCR and the Paper, Allied-Industrial, Chemical and Energy Workers International Union (formerly the Oil, Chemical and Atomic Workers Union), which expires in January 2002. LCR believes that relations with its employees are good.


                        LYONDELL METHANOL COMPANY, L.P.
Overview

  Lyondell produces methanol through its 75% interest in LMC, of which Lyondell serves as the managing partner. The remaining 25% interest in LMC is held by MCNIC. LMC owns a methanol plant located within the Channelview facility. Effective December 1, 1997, Equistar began serving as the operator of the LMC plant pursuant to an operating agreement with LMC. The LMC plant is a heat-integrated plant, which includes extraction capabilities for co-product hydrogen.

  Methanol is used to produce MTBE and a variety of chemical intermediates, including formaldehyde, acetic acid and methyl methacrylate. These intermediates are used to produce bonding adhesives for plywood, personal care products, polyester fibers and plastics. Other end uses include solvents, windshield wash and antifreeze applications. LMC is advantageously located near its Gulf Coast customer base.

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

Agreements between Equistar and Lyondell Methanol

  Certain agreements entered into by Lyondell and LMC were assigned to Equistar effective December 1, 1997. Equistar acts as operator of the LMC plant pursuant to an operating agreement with LMC. In addition, Equistar markets LMC's product pursuant to agreements with LMC. LMC also leases from Equistar the real property on which its methanol plant is located.

Raw Materials

  LMC's plant processes natural gas as its primary raw material. The Channelview facility is connected to a diverse natural gas supply network. The natural gas for LMC's plant is purchased under Equistar master agreements with various third party suppliers, which master agreements are administered by Lyondell personnel under the Shared Services Agreement.

Marketing and Sales

  LMC sells all of its methanol output to Equistar, which then sells a large portion of it to third parties and Lyondell. The agreement between LMC and Equistar concerning sales provides that LMC bears the market risk associated with Equistar's re-sales to third parties. Equistar's sales agreements with third parties for the methanol have initial terms ranging from two to three years and typically contain automatic one year term extension provisions. These contracts generally provide for monthly price adjustments based upon current market prices. Methanol is distributed by pipeline, railcar, truck, barge or ocean-going vessel.

Competition and Industry Conditions

  The basis for competition in the methanol business is raw material acquisition price, product deliverability, product quality and price. LMC competes with other large producers of methanol, including Enron, Methanex, Millennium, Southern Chemical and Terra Industries.

  The rated capacity of LMC's processing unit at January 1, 2001 was 248 million gallons. Based on published rated production capacities, the Company believes that LMC is the second largest methanol producer in the United States.

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

Employee Relations

  LMC has no employees.  Equistar serves as its operator and marketer.


                     INDUSTRY CYCLICALITY AND OVERCAPACITY

  Lyondell's historical operating results reflect the cyclical nature of both the chemical and refining industries. Both industries are mature and capital intensive, and industry margins are sensitive to supply and demand balances, which have historically been cyclical. The chemical industry has experienced alternating periods of tight supply, causing prices and profit margins to increase, followed by periods of substantial capacity additions, resulting in oversupply and declining prices and profit margins. Due to the commodity nature of most of the products of

Lyondell and its joint ventures, Lyondell is not necessarily able to protect market position by product differentiation or to pass on cost increases to customers. Accordingly, increases in raw material and other costs do not necessarily correlate with changes in product prices, either in the direction of the price change or in magnitude. Specifically, timing differences in pricing between raw material prices, which change daily, and contract product prices, which in many cases are negotiated only monthly, sometimes with an additional lag in effective dates, can have a positive or negative effect on profitability. Moreover, a number of participants in various segments of the chemical industry have expanded or announced plans for expansion of plant capacity. There can be no assurance that future growth in product demand will be sufficient to utilize this additional, or even current, capacity. Excess industry capacity, to the extent it occurs, may depress Lyondell's or its joint ventures' volumes and margins. As a result, Lyondell's earnings may be subject to significant fluctuations.

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

  As earlier discussed, LCR is party to a long-term crude supply agreement with a wholly owned subsidiary of PDVSA. There are risks associated with enforcing the provisions of contracts with companies that are affiliates of a foreign sovereign nation, such as PDVSA. Additionally, all of the crude oil supplied under the Crude Supply Agreement is produced in the Republic of Venezuela, which has experienced economic difficulties and attendant social and political changes in recent years. See "LYONDELL-CITGO REFINING LP--Raw Materials."

                              JOINT VENTURE RISKS

  A substantial portion of the Company's operations are conducted through joint ventures. The Company shares control of these joint ventures with unaffiliated third parties.

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

  The other owners of the joint ventures may transfer control of their joint venture interests, subject to the requirement in many instances to first offer the other owners an opportunity to purchase the interest. In September 2000, Millennium publicly announced that it had terminated the January 2000 announced active marketing of its interest in Equistar. However, there can be no assurance that Millennium will not sell its interest in Equistar at some point. Lyondell cannot predict how the sale of Millennium's interest in Equistar to a third party or the sale by any other joint venture owner of its interest would ultimately affect the governance, operations or business of the venture. However, the partnership agreement and key agreements between Equistar and its partners would remain in place, and may not be modified without the consent of all of the partners. Equistar's credit facility provides that an event of default occurs if Lyondell, Millennium and Occidental cease to collectively hold at least a majority interest. LCR's credit facility provides that an event of default occurs if Lyondell and CITGO cease to individually or collectively hold at least a 35% interest. In addition, LCR's credit facility provides that an event of default occurs if (i) Lyondell transfers its interest as a member of LCR to a person other than an affiliate or (ii) neither CITGO nor any of its affiliates is a member of LCR.

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

  The policy of each of Lyondell, Equistar, LCR and LMC is to be in compliance with all applicable environmental laws. Lyondell and Equistar also are each committed to Responsible Care(R), an international chemical industry initiative to enhance the industry's responsible management of chemicals. The Company's subsidiaries and joint ventures (together with the industries in which they operate) are subject to extensive national, state and local environmental laws and regulations concerning emissions to the air, discharges onto land or waters and the generation, handling, storage, transportation, treatment and disposal of waste materials. Many of these laws and regulations provide for substantial fines and potential criminal sanctions for violations. Some of these laws and regulations are subject to varying and conflicting interpretations. In addition, the Company cannot accurately predict future developments, such as increasingly strict requirements of environmental laws, and inspection and enforcement policies and compliance costs therefrom, which might affect the handling, manufacture, use, emission or disposal of products, other materials or hazardous and non-hazardous waste. Some risk of environmental costs and liabilities is inherent in particular operations and products of the Company, and its joint ventures, as it is with other companies engaged in similar businesses, and there is no assurance that material costs and liabilities will not be incurred. In general, however, with respect to the capital expenditures and risks described above, the Company does not expect that it or its joint ventures will be affected differentially from the rest of the chemicals and refining industry where the Company's or its joint ventures' facilities are located.

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

  In some cases, compliance with environmental, health and safety laws and regulations can only be achieved by capital expenditures. In the years ended December 31, 2000 and 1999, the Company, its subsidiaries and its joint ventures spent, in the aggregate, approximately $20 million and $21 million, respectively, for environmentally related capital expenditures at existing facilities. In 2001, the Company currently estimates that environmentally related capital expenditures at existing subsidiary and joint venture facilities will be approximately $37 million. The Company anticipates that the level of such expenditures will increase in 2002 as a result of, among other things, implementation of a plan to reach the Houston/Galveston region ozone standard, as discussed below. The timing and amount of these expenditures are subject to regulatory and other uncertainties described in this report as well as obtaining the necessary permits and approvals. The Refinery contains on-site solid-waste landfills, which were used in the past to dispose of waste generated at this facility. It is anticipated that corrective measures will be necessary to comply with federal and state requirements with respect to this facility. The Company is also subject to certain assessment and remedial actions at the Refinery under RCRA. In addition, the Company negotiated an order with the Texas Natural Resource Conservation Commission ("TNRCC") for assessment and remediation of groundwater and soil contamination at the Refinery. The Company also has liabilities under RCRA and various state and foreign government regulations related to five current plant sites and three former plant sites. The Company is also responsible for a portion of the remediation of certain off-site waste disposal facilities. The Company's policy is to accrue remediation expenses when it is probable that such efforts will be required and the related expenses can be reasonably estimated. Estimated costs for future environmental compliance and remediation are necessarily imprecise due to such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites and the allocation of costs among the responsible parties under applicable statutes. The Company, its subsidiaries and its joint ventures, to the extent appropriate, have accrued amounts (without regard to potential insurance recoveries or other third party reimbursements) believed to be sufficient to cover current estimates of the cost for remedial measures at manufacturing facilities and off-site waste disposal facilities based upon their interpretation of current environmental standards. In the opinion of management, there is no material range of loss in excess of the amount recorded. Based on the establishment of such accruals, and the status of discussions with regulatory agencies described in this paragraph, the Company does not anticipate any material adverse effect upon its financial statements or competitive position as a result of compliance with the laws and regulations described in this or the preceding paragraphs. See also "Item 3. Legal Proceedings" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

  The eight-county Houston/Galveston region has been designated a severe non-attainment area for ozone by the EPA. As a result, the TNRCC has submitted a plan to the EPA to reach and demonstrate compliance with the ozone standard by the year 2007. Lyondell has been actively involved with a number of organizations to help solve the ozone problem in the most cost-effective manner and, in January 2001, Lyondell and an organization composed of industry participants filed a lawsuit against the TNRCC to encourage adoption of their alternative plan to achieve the same air quality improvement with less negative economic impact on the region.

  Ozone is a product of the reaction between volatile organic compounds ("VOCs") and nitrogen oxides ("NOx") in the presence of sunlight, and is a principal component of smog. Because much has already been done to limit VOC emissions, the proposed plans for meeting the ozone standard focus on significant reductions in NOx emissions. It is expected that drastic cuts in industrial sources of NOx will be required under any plan to meet the ozone standard.
These emission reduction controls must be installed during the next several years, well in advance of the 2007 deadline. This could result in increased capital investment, which could be between $400 million and $500 million before the 2007 deadline, as well as higher annual operating costs for Equistar, Lyondell, and LCR. See Item 3. Legal Proceedings--Environmental Proceedings.

  In the United States, the Clean Air Act Amendments of 1990 set minimum levels for oxygenates, such as MTBE, in gasoline sold in areas not meeting specified air quality standards. However, while studies by federal and state agencies and other organizations have shown that MTBE is safe for use in gasoline, is not carcinogenic and is effective in reducing automotive emissions, the presence of MTBE in some water supplies in California and other states due to gasoline leaking from underground storage tanks and in surface water from recreational water craft has led to public concern that MTBE may, in certain limited circumstances, affect the taste and odor of drinking water supplies, and thereby lead to possible environmental issues.

  Certain federal and state governmental initiatives have sought either to rescind the oxygenate requirement for reformulated gasoline or to restrict or ban the use of MTBE. Such actions, to be effective, would require (i) a waiver of the state's oxygenate mandate, (ii) Congressional action in the form of an amendment to the Clean Air Act or (iii) replacement of MTBE with another oxygenate such as ethanol, a more costly, untested, and less widely available additive. At the federal level, a blue ribbon panel appointed by the EPA issued its report on July 27, 1999. That report recommended, among other things, reducing the use of MTBE in gasoline. During 2000, the EPA announced its intent to seek legislative changes from Congress to give the EPA authority to ban MTBE over a three-year period. Such action would only be granted through amendments to the Clean Air Act. Additionally, the EPA is seeking a ban of MTBE utilizing rulemaking authority contained in the Toxic Substance Control Act. It would take at least three years for such a rule to issue. Recently, however, senior policy analysts at the U.S. Department of Energy presented a study stating that banning MTBE would create significant economic risk. The presentation did not identify any benefits from banning MTBE. The EPA initiatives mentioned above or other governmental actions could result in a significant reduction in Lyondell's MTBE sales. The Company has developed technologies to convert TBA into alternate gasoline blending components should it be necessary to reduce MTBE production in the future. See "Intermediate Chemicals and Derivatives--Overview."

  The Clean Air Act specified certain emissions standards for vehicles beginning in the 1994 model year and required the EPA to study whether further emissions reductions from vehicles were necessary starting no earlier than the 2004 model year. In 1998, the EPA concluded that more stringent vehicle emission standards were needed and that additional controls on gasoline and diesel were necessary to meet these emission standards. New standards for gasoline were finalized in 1999 and will require refiners to produce a low sulfur gasoline by 2004, with some allowances for a conditional phase-in period that could extend final compliance until 2006. A new "on-road" diesel standard was adopted in late 2000 and will require refiners to produce ultra low sulfur diesel by 2007. These rules could result in increased capital investment and higher operating costs for LCR. Equistar's olefins fuel business may also be impacted if these rules increase the cost for processing fuel components.

Item 3.  Legal Proceedings

Litigation Matters

  The Company and its joint ventures are, from time to time, defendants in lawsuits, some of which are not covered by insurance. Many of these suits make no specific claim for relief. Although final determination of legal liability and the resulting financial impact with respect to any such litigation cannot be ascertained with any degree of certainty, the Company does not believe that any ultimate uninsured liability resulting from the legal proceedings in which it currently is involved (directly or indirectly) will individually, or in the aggregate, have a material adverse effect on the business or financial condition of the Company. However, the adverse resolution in any reporting period of one or more of these suits could have a material impact on Lyondell's results of operations for that period without giving effect to contribution or indemnification obligations of co-defendants or others, or to the effect of any insurance coverage that may be available to offset the effects of any such award.

  Although Lyondell and its joint ventures are involved in numerous and varied legal proceedings, a significant portion of its outstanding litigation arose in four contexts: (1) claims for personal injury or death allegedly arising out of exposure to the products produced by the respective entities; (2) claims for personal injury or death, and/or property damage allegedly arising out of the generation and disposal of chemical wastes at Superfund and other waste disposal sites; (3) claims for personal injury and/or property damage and air, noise and water pollution allegedly arising out of operations; and (4) employment related claims.

Environmental Proceedings

  On January 19, 2001, Equistar and LCR, individually, and Lyondell, individually and as part of the BCCA Appeal Group (a group of industry participants), filed a lawsuit against the TNRCC in State District Court in Travis County, Texas. The lawsuit seeks to encourage the adoption of the plaintiffs' alternative plan to achieve the same air quality improvement as the TNRCC plan, with less negative economic impact on the region.

  In addition, from time to time the Company receives notices from federal, state or local governmental entities of alleged violations of environmental laws and regulations pertaining to, among other things, the disposal, emission and storage of chemical and petroleum substances, including hazardous wastes. Although the Company has not been the subject of significant penalties to date, such alleged violations may become the subject of enforcement actions or other legal proceedings and may (individually or in the aggregate) involve monetary sanctions of $100,000 or more (exclusive of interest and costs).

  In connection with the transfer of assets and liabilities from ARCO to the Company prior to its initial public offering in 1988, the Company agreed to assume certain liabilities arising out of the operation of the Company's integrated petrochemicals and refining business prior to July 1, 1988. The Company and ARCO entered into an agreement, updated in 1997 (the "Revised Cross-Indemnity Agreement"), whereby the Company agreed to defend and indemnify ARCO against certain uninsured claims and liabilities which ARCO may incur relating to the operation of the business of the Company prior to July 1, 1988, including certain liabilities that may arise out of pending and future lawsuits. For current and future cases related to Company products and Company operations, ARCO and the Company bear a proportionate share of judgment and settlement costs according to a formula that allocates responsibility based on years of ownership during the relevant time period. Under the Revised Cross-Indemnity Agreement, the Company assumed responsibility for its proportionate share of future costs for waste site matters not covered by ARCO insurance. In connection with the ARCO Chemical Acquisition, the Company is successor to a cross-indemnity agreement between ARCO and ARCO Chemical relating to claims or liabilities that ARCO may incur relating to its former ownership and operation of the oxygenates and polystyrenics businesses of ARCO Chemical for periods after July 1, 1987.
On April 18, 2000, ARCO was acquired by BP Amoco p.l.c. Subject to the uncertainty inherent in all litigation, management believes the resolution of the matters pursuant to these indemnity agreements will not have a material adverse effect upon the Consolidated Financial Statements of the Company.

  Lyondell's environmental liability totaled $31 million at December 31, 2000 based on the Company's latest assessment of potential future remediation costs. This amount comprises liability for remediation responsibility retained by ARCO Chemical in connection with the sale of a plant in 1996 and liability related to several owned plant facilities, including the Channelview facility, and federal Superfund sites for amounts ranging from less than $1 million to $13 million per site. Lyondell is involved in administrative proceedings or lawsuits relating to a minimal number of other Superfund sites. The Company estimates, based on currently available information, that potential loss contingencies associated with these sites, individually and in the aggregate, are not significant. However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in other CERCLA, RCRA, TNRCC or other comparable state or foreign law investigations, could require the Company to reassess its potential exposure related to environmental matters. Substantially all amounts accrued are expected to be paid out over the next two to seven years. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

   Lyondell, Millennium and Occidental have each agreed to provide certain indemnifications to Equistar with respect to the petrochemicals and polymers businesses contributed by the partners. In addition, Equistar agreed to assume third party claims that are related to certain pre-closing contingent liabilities that are asserted prior to December 1, 2004 for Lyondell and Millennium, and May 15, 2005 for Occidental, to the extent the aggregate thereof does not exceed $7 million to each partner, subject to certain terms of the respective asset contribution agreements. As of December 31, 2000, Equistar had expensed approximately $5 million under the $7 million indemnification basket with respect to the business contributed by Lyondell. Equistar also agreed to assume third party claims that are related to certain pre-closing contingent liabilities that are asserted for the first time after December 1, 2004 for Lyondell and Millennium, and May 15, 2005 for Occidental.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

  Set forth below are the executive officers of the Company as of March 1, 2001. The By-Laws of the Company provide that each officer shall hold office until the officer's successor is elected or appointed and qualified or until the officer's death, resignation or removal by the Board of Directors.

             Name, Age and Present                                        Business Experience During Past
             Position with Lyondell                                 Five Years and Period Served as Officer(s)
             ----------------------                                 ------------------------------------------
Dan F. Smith, 54................................   Mr. Smith was named Chief Executive Officer in December 1996 and President
   Director, President and                         of the Company in August 1994. Mr. Smith has been a Director since 1988.
   Chief Executive Officer                         Since December 1, 1997, Mr. Smith has also served as the Chief Executive
                                                   Officer of Equistar.  Mr. Smith served as Chief Operating Officer of the
                                                   Company from May 1993 to December 1996.  Prior thereto, Mr. Smith held various positions including Executive Vice President and Chief Financial
                                                   Officer of the Company, Vice President, Corporate Planning of ARCO and
                                                   Senior Vice President in the areas of management, manufacturing, control and administration for the Company and the Lyondell Division of ARCO. Mr. Smith
                                                   is a Director of Cooper Industries and ChemFirst, Inc.


Eugene R.  Allspach, 54.........................   Mr. Allspach was appointed Executive Vice President of Lyondell on December
   Executive Vice President                        2, 1999, and has served as President and Chief Operating Officer of Equistar since December 1997.  Mr. Allspach served as Group Vice President,
                                                   Manufacturing and Technology for Millennium Petrochemicals from 1993 to
                                                   1997.  Before 1993, Mr. Allspach held various senior executive positions with Millennium, including Group Vice President, Manufacturing and
                                                   Manufacturing Services and Vice President, Specialty Polymers and Business
                                                   Development. Mr. Allspach is an employee of Equistar.

Robert T. Blakely, 59...........................   Mr. Blakely was appointed to his present position effective November 1,
   Executive Vice President and                    1999.    Prior thereto, he served as Executive Vice President and Chief
   Chief Financial Officer                         Financial Officer of Tenneco, Inc. from 1981 to 1999.  Mr. Blakely is a
                                                   Director of Solutia Inc. and Vlasic Foods International, Inc.


Morris Gelb, 54.................................   Mr. Gelb was appointed to his current position in December 1998.  Prior to
   Executive Vice President and                    this appointment, he served as Senior Vice President, Manufacturing, Process
   Chief Operating Officer                         Development and Engineering of Lyondell from July 1998.  He was named Vice
                                                   President for Research and Engineering of ARCO Chemical in 1986 and Senior
                                                   Vice President of ARCO Chemical in July 1997.


John R. Beard, 48...............................   Mr. Beard was appointed to his present position in October 2000.  He
   President, Lyondell Europe                      previously served as Senior Vice President of Manufacturing for Equistar
                                                   since May 1998.  In this position, he was also responsible for Lyondell's
                                                   U.S. manufacturing sites beginning in late 1999.  From 1997 to May 1998, Mr.
                                                   Beard held the position of Vice President, Manufacturing for Equistar.
                                                   Prior to this, Mr. Beard held positions as Vice President, Petrochemicals
                                                   Manufacturing and Vice President, Quality Supply and Planning for Lyondell.
                                                   Mr. Beard originally joined the Company in 1974.

Edward J. Dineen, 46............................   Mr. Dineen was appointed to his current position in May 2000.  Prior
   Senior Vice President, Intermediates and        thereto, he served as Senior Vice President, Urethanes and Performance
   Performance Chemicals                           Chemicals since July 1998.  Prior to this position, he served as Vice
                                                   President, Performance Products and Development for ARCO Chemical beginning in June 1997.  He served as Vice President, Planning and Control for ARCO
                                                   Chemical European Operations from 1993 until his appointment as Vice
                                                   President, Worldwide CoProducts and Raw Materials in 1995.


             Name, Age and Present                                        Business Experience During Past
             Position with Lyondell                                 Five Years and Period Served as Officer(s)
             ----------------------                                 ------------------------------------------
T. Kevin DeNicola, 46...........................   Mr. DeNicola has been Vice President, Corporate Development since April
   Vice President, Corporate Development           1998, overseeing strategic planning.  From 1996 until April 1998, Mr.
                                                   DeNicola was Director of Investor Relations of Lyondell.  Mr. DeNicola
                                                   served as Ethylene Products Manager of Lyondell from 1993 until 1996.  Mr.
                                                   DeNicola also serves as a member of the partnership governance  committee of
                                                   Equistar.  He served as a member of the partnership governance  committee of
                                                   LCR from 1998 to 2000.

Kerry A. Galvin, 40.............................   Ms. Galvin was appointed Vice President, General Counsel and Secretary of
   Vice President, General Counsel                 the Company in July 2000.  Ms. Galvin originally joined the Company in 1990
   and Secretary                                   and most recently served as the Associate General Counsel with responsibility for international legal affairs.


John A. Hollinshead, 51.........................   Mr. Hollinshead was appointed to his current position in July 1998.  Mr.
   Vice President, Human Resources                 Hollinshead has also served as Vice President, Human Resources of Equistar since July 1998.  Prior to his appointment as Vice President, Human
                                                   Resources, he was Director, Human Resources, Manufacturing and Engineering
                                                   for Equistar since 1997.  Mr. Hollinshead served as Manager, Human Resources with Lyondell from 1985 to 1997.


Item 4.  Submission of Matters to a Vote of Security Holders


  None.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

  The Company's common stock, $1.00 par value ("Common Stock"), is listed on the New York Stock Exchange. The reported high and low close sale prices of the Common Stock on the New York Stock Exchange (New York Stock Exchange Composite
Tape) for each quarter from January 1, 1999 through December 31, 2000, inclusive, were as set forth below.

                   Period                          High            Low
   -----------------------------------------      -------        -------
   1999:
        First Quarter.......................        18.25        12.6875
        Second Quarter......................        22.375       11.875
        Third Quarter.......................        21.5625      12.125
        Fourth Quarter......................        17           11.25


   2000:
        First Quarter.......................        14.875        8.4375
        Second Quarter......................        19.50        13.5
        Third Quarter.......................        17.75        11.0
        Fourth Quarter......................        16.75        11.3125

  On March 1, 2001, the closing sale price of the Common Stock was $15.65, and there were approximately 1,876 holders of record of the Common Stock.

  During the last two years, Lyondell has declared $.225 per share quarterly cash dividends (which were paid in the subsequent quarter). The declaration and payment of dividends is at the discretion of the Board of Directors. The future declaration and payout of dividends and the amount thereof will be dependent upon Lyondell's results of operations, financial condition, cash position and requirements, investment opportunities, future prospects, contractual restrictions and other factors deemed relevant by the Board of Directors. Subject to these considerations and to the legal considerations discussed in the following paragraph, Lyondell currently intends to distribute to its stockholders cash dividends on its Common Stock at a quarterly rate of $.225 per share. During 2000, Lyondell paid $106 million in dividends.

  Certain debt instruments which were assumed by Equistar, but as to which Lyondell remains an obligor provide that the holders of such debt may, under certain limited circumstances, require the obligor to repurchase the debt ("Put Rights"). Among other things, the Put Rights may be triggered by the making by either of Lyondell or Equistar of certain unearned distributions to stockholders or partners, respectively, other than regular dividends, which are followed by a specified decline in public ratings on such debt. Regular dividends are those quarterly cash dividends determined in good faith by the Board of Directors (whose determination is conclusive) to be appropriate in light of Lyondell's results of operations and capable of being sustained. Lyondell's credit facilities and indentures also could limit Lyondell's ability to pay dividends under certain circumstances, including if Lyondell's consolidated net worth falls below certain specified minimum levels. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 6.  Selected Financial Data

  The following selected financial data should be read in conjunction with the Consolidated Financial Statements and the notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                      For the year ended December 31,
                                                          -----------------------------------------------------
Millions of dollars, except per share data                 2000      1999       1998(a)      1997(b)   1996(c)
------------------------------------------                ------    ------     ---------    --------- ---------
Results of Operations Data:
     Sales and other operating revenues                   $4,036    $3,693     $1,447       $2,878       $5,052
     Income from equity investments                          199        76        235          108          - -
     Net income (loss) (d)                                   437      (115)        52          286          126
     Basic earnings (loss) per share (d)                    3.72     (1.10)       .67         3.58         1.58
     Diluted earnings (loss) per share (d)                  3.71     (1.10)       .67         3.58         1.58
     Dividends per share                                     .90       .90        .90          .90          .90
Balance Sheet Data:
     Total assets                                          7,047     9,498      9,156        1,559        3,276
     Long-term debt, less current maturities               3,844     6,046      5,391          345        1,194

----------
(a) The financial information for 1998 included five months of operating results for ARCO Chemical, acquired as of July 28, 1998 and accounted for using the purchase method of accounting. It also included twelve months of Equistar, LCR and LMC; each accounted for as an equity investment.
(b) The financial information for 1997 included twelve months of consolidated operating results of Lyondell and LMC, and Lyondell's equity income from LCR for twelve months and from Equistar for one month.
(c) The financial information for 1996 included the consolidated operating results of Lyondell, LCR and LMC.
(d) Net income for 2000 and the net loss for 1999 included extraordinary losses on early extinguishment of debt, net of income taxes, of $33 million and $35 million, or $.28 and $.33 per basic and diluted share, respectively.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  This discussion should be read in conjunction with the information contained in the Consolidated Financial Statements and the notes thereto.

Overview

  General--On March 31, 2000, Lyondell completed the sale of the polyols business and ownership interests in its U.S. PO manufacturing operations to Bayer for approximately $2.45 billion. As part of the transaction, Lyondell and Bayer entered into the PO Joint Venture, a U.S. PO manufacturing joint venture, and the separate PO Technology Joint Venture, a joint venture with respect to certain related PO/SM technology. Lyondell recorded a $400 million after-tax gain on the sale. During 2000, total debt of $2.4 billion was retired, primarily using net proceeds of the sale. In addition, on December 19, 2000, Lyondell and Bayer formed a separate 50/50 joint venture for the construction of the previously announced world-scale PO/SM plant, known as PO-11, located in Rotterdam, The Netherlands.

  Lyondell's operating income includes the intermediate chemicals and derivatives ("IC&D") business segment, consisting of the business acquired from ARCO Chemical, prospectively from August 1, 1998. Lyondell's activity in the petrochemicals, polymers and refining business segments is conducted through its interests in Equistar and LCR. The methanol business conducted through LMC is not a reportable segment for financial disclosure purposes. Lyondell accounts for its investments in Equistar, LCR and LMC using the equity method of accounting.

  Net Income--Net income of $437 million in 2000 compares to a net loss of $115 million in 1999 and net income of $52 million in 1998. Each year was affected by unusual items at Lyondell, Equistar and LCR as follows:

                                               For the year ended December 31,
                                               -------------------------------
In millions                                     2000        1999        1998
-----------                                    ------      ------      ------
Net income (loss)                              $ 437       $(115)      $  52
Add (deduct):
     Gains on asset sales                       (400)        (10)         --
     Extraordinary losses                         33          35          --
     Other unusual items                          --          42          42
                                               ------      ------      ------
Adjusted net income (loss)                     $  70       $ (48)      $  94
                                               ======      ======      ======

  Net income for 2000 included a $400 million after-tax gain on the sale of assets to Bayer and a $33 million extraordinary loss on early debt retirement. The net loss for 1999 included Lyondell's $10 million after-tax share of an Equistar gain on asset sale, a $35 million extraordinary loss on early retirement of debt, an after-tax, LIFO-related charge of $10 million and Lyondell's $32 million after-tax share of Equistar restructuring and LCR renegotiated labor agreement charges. Earnings for 1998 included unusual charges of $42 million after tax, related to the ARCO Chemical Acquisition, the renegotiated labor agreement at LCR and the formation of Equistar.

  The $118 million increase in adjusted net income to $70 million in 2000 from the adjusted net loss of $48 million in 1999 was primarily due to lower net interest expense and higher equity earnings from Equistar and LCR. These benefits were partly offset by lower operating income for the IC&D business segment. The decrease in net interest expense reflected the retirement of $2.4 billion of debt during 2000, primarily using net proceeds of the sale to Bayer. Equistar operating results improved due to higher petrochemicals margins in 2000. The increase in LCR operating results reflected higher deliveries and a
more favorable mix of crude oil under the Crude Supply Agreement.   The decrease
in operating income for the IC&D business was primarily due to the sale of the polyols business and lower margins for PO and derivatives, partly offset by higher margins and volumes for MTBE and SM.

  The $142 million decrease from adjusted net income of $94 million in 1998 to the adjusted net loss of $48 million in 1999 was primarily due to higher interest expense and lower equity income from LCR and, to a lesser extent, from Equistar. The increase in interest expense reflected a full year of interest on debt related to the acquisition of ARCO Chemical on July 28, 1998. This was only partly offset by the inclusion of a full year of operating income of the acquired business, which was included prospectively from August 1, 1998. LCR equity income decreased due to reduced deliveries and a less favorable mix of crude oil under the Crude Supply Agreement, lower margins on crude oil purchased on the spot market and production unit outages in 1999. Equistar equity income decreased primarily due to lower polymers margins, which reflected higher raw material costs in 1999.



RESULTS OF OPERATIONS

                           Lyondell Chemical Company

  Revenues, Operating Costs and Expenses--Lyondell's operating results are reviewed in the discussion of the IC&D segment below.

  Gain on Sale of Assets--In 2000, Lyondell sold the polyols business and ownership interests in its U.S. PO manufacturing operations to Bayer for approximately $2.45 billion. As part of the transaction, Lyondell and Bayer entered into the PO Joint Venture and the separate PO Technology Joint Venture. Including post-closing adjustments, the sale of assets to Bayer generated a pretax gain of $590 million, or $400 million after tax.

  Unusual Charges--Unusual charges, before tax, of $61 million in 1998 primarily consisted of the write-off of $57 million of costs assigned to in-process research and development in connection with the ARCO Chemical Acquisition.

Income from Equity Investment in Equistar--Lyondell's income from its equity investment in Equistar was $101 million in 2000, $52 million in 1999 and $119 million in 1998. Operationally, the increase of $49 million from 1999 to 2000 was due to higher petrochemicals margins, which were partly offset by lower polymers margins. In the petrochemicals segment, sales prices for ethylene increased more than costs for raw materials, leading to higher margins, primarily in the first nine months of 2000. In the polymers segment, 2000 margins were lower as sales price increases lagged behind raw material cost increases. In the fourth quarter 2000, margins in both segments were negatively affected by rapid increases in natural gas costs, which caused raw material and utility costs to increase, and a decline in sales prices due to decreased demand. Lyondell's 1999 equity income from Equistar was also negatively affected by its share of restructuring and other unusual charges of $39 million, which was partly offset by its share of gains on asset sales of $17 million.

  The decrease of $67 million from 1998 to 1999 reflected Lyondell's pretax share of Equistar's restructuring and other unusual charges, which were $39 million in 1999 compared to $6 million in 1998, as well as lower polymers margins, higher general and administrative expenses, and higher interest expense. These were only partly offset by higher petrochemicals sales volumes and Lyondell's share of gains on asset sales of $17 million.

  Income from Equity Investment in LCR--Lyondell's income from its equity investment in LCR was $86 million in 2000, $23 million in 1999 and $110 million in 1998. The increase of $63 million from 1999 to 2000 was primarily due to increased deliveries and an improved mix of crude oil under the Crude Supply Agreement in the latter half of 2000 and higher margins on spot crude oil. The higher spot margins primarily reflected a stronger gasoline market in 2000. Although 2000 included a major planned turnaround, the effect was more than offset by the impact of unplanned production unit outages during 1999.

  The decrease of $87 million from 1998 to 1999 was primarily due to reduced deliveries and a less favorable mix of crude oil under the Crude Supply Agreement, lower 1999 spot margins, and the effects of the production unit outages in the second quarter 1999.

  Interest Expense--Interest expense was $514 million in 2000, $616 million in 1999 and $287 million in 1998. The decrease in interest expense in 2000 was principally due to the retirement of $2.4 billion of debt, primarily using net proceeds from the sale to Bayer. The increase in interest expense in 1999 was primarily due to a full year of interest on debt related to the ARCO Chemical Acquisition on July 28, 1998.

  Interest Income--Interest income was $52 million in 2000, $27 million in 1999 and $25 million in 1998. The increase in 2000 reflected higher cash balances for part of the year as a result of proceeds from the asset sale to Bayer.

  Income Tax--The effective tax rate, including extraordinary items, was a provision of 32% in 2000, compared to a benefit of 27.0% in 1999 and a provision of 41.5% in 1998. The 2000 tax rate of 32% reflects, in part, the federal tax benefit from a restructuring of Lyondell's European operations after the Bayer transaction, primarily in The Netherlands, and the attendant recognition of certain foreign exchange translation losses. Lyondell's 1999 income tax benefit was a result of the federal income tax benefit from a domestic loss incurred in 1999, which was partially offset by tax provisions in foreign jurisdictions.
The higher effective tax rate in 1998 compared to a statutory rate of 35% was due to Lyondell's inability to claim foreign tax credits and limitations on the use of net operating losses for state tax purposes.

  Extraordinary Items--The extraordinary items for 2000 consisted of the write-off of unamortized debt issuance costs and amendment fees of $40 million and the payment of call premiums of $10 million. The total of $50 million, or $33 million after tax, related to the early retirement of $2.2 billion of debt, primarily using net proceeds from the Bayer asset sale. The 1999 extraordinary item consisted of the write-off of unamortized debt issuance costs and amendment fees totaling $54 million, or $35 million after tax, related to early retirement and partial refinancing of $4.1 billion of debt. During May 1999, Lyondell issued $2.4 billion of fixed-rate debt, $1 billion of variable-rate debt and
40.25 million shares of common stock, using the net proceeds to reduce variable-rate debt by a net $3.1 billion.

Pro Forma

  On March 31, 2000, Lyondell completed the sale of the polyols business and ownership interests in its U.S. PO manufacturing operations to Bayer for approximately $2.45 billion in cash. The following condensed income statements present the unaudited pro forma consolidated operating results for 2000 and 1999 as if the transaction had occurred as of the beginning of 2000 and 1999, respectively. The pro forma income statements assume that net proceeds of $2.05 billion were used to retire debt in accordance with the provisions of Lyondell's Credit Facility and indentures as of the beginning of each period. The operating results for 2000 exclude the after-tax gain on the asset sale of $400 million, or $3.40 per share.

                                                                               For the year ended
                                                                                  December 31,
                                                                             -------------------------
In millions, except per share data                                            2000               1999
----------------------------------                                           ------             ------
Sales and other operating revenues                                           $3,816             $2,864
Operating income                                                                324                308
Interest expense                                                                451                426
Income from equity investments                                                  199                 76
Net income (loss) from continuing operations                                     95                (11)
Basic and diluted income (loss) per share from continuing operations            .81               (.11)

  The unaudited pro forma data presented above are not necessarily indicative of the results of operations of Lyondell that would have occurred had such transactions actually been consummated as of the indicated dates, nor are they necessarily indicative of future results.

Fourth Quarter 2000 versus Third Quarter 2000

  For the fourth quarter 2000, Lyondell reported a net loss before extraordinary item of $45 million. For the third quarter 2000, Lyondell's net income was $62 million, excluding a post-closing adjustment of the gain on the Bayer asset sale and the effect of revising the income tax rate for the first six months of 2000 from 39% to 32%. The decrease from the third to the fourth quarter was primarily due to lower operating income in the IC&D segment and lower equity income from Equistar.

  The decrease in IC&D operating income was primarily due to a sharp decline in MTBE margins due to lower sales prices and higher costs for butane, a key raw material. In addition, the IC&D segment was impacted by the effect of high natural gas prices on utility costs and a major turnaround at a plant in Channelview, Texas. These factors more than offset a 10% sales volume increase, primarily due to higher seasonal aircraft deicer sales. Equity income from Equistar decreased to a loss in the fourth quarter 2000 due to significant increases in natural gas costs and, to a lesser extent, the slowing economy. These conditions resulted in higher NGL raw material costs, higher natural gas-based utility costs and lower product sales prices.


Intermediate Chemicals and Derivatives (IC&D) Segment

  Overview--Lyondell's operating results for 1998 include five months of operating results of the IC&D business segment. This segment consists of the business acquired from ARCO Chemical, which is included in Lyondell's operating results prospectively from August 1, 1998. Beginning in early 1999, the cost of raw materials began escalating, following the general trend in the commodity petrochemical industry. Benchmark prices of propylene, one of the major raw materials for this segment, more than doubled from the end of 1998 to the end of 2000. At the same time, approximately 1 billion pounds of new PO capacity, or over 10% of existing world capacity, was added in late 1999 and early 2000 in Europe. This new capacity limited the ability to raise sales prices as the cost of propylene increased, putting pressure on margins during 1999 and 2000. In addition, Lyondell sold the polyols business and ownership interests in its U.S. PO manufacturing operations to Bayer on March 31, 2000.

  The following is a discussion of historical operating results for the years ended December 31, 2000 and 1999 and of the pro forma operating results for the year ended December 31, 1998 included in the unaudited pro forma combined historical results of Lyondell and ARCO Chemical (see Note 3 of Notes to Consolidated Financial Statements). The unaudited pro forma combined historical results give effect to the acquisition of ARCO Chemical as if it had occurred at the beginning of 1998.

  The following table sets forth volumes, including processing volumes, included in sales and other operating revenues for this segment. Co-product tertiary butyl alcohol ("TBA") is principally used to produce the derivative MTBE. Volumes for the polyols business, sold on March 31, 2000, are included through the date of sale. Bayer's ownership interest in the PO Joint Venture represents ownership of an in kind portion of the PO production of the PO Joint Venture. Bayer's share of the PO production from the PO Joint Venture will increase from approximately 1.0 billion pounds for the last nine months of 2000 to approximately 1.6 billion pounds annually in 2004 and thereafter. Lyondell takes in kind the remaining PO production and all co-product (SM and TBA) production from the PO Joint Venture. Bayer's PO volumes are not included in sales and are excluded from the table.

                                             For the year ended December 31,
                                             -------------------------------
Volumes, in millions                           2000       1999      1998(a)
--------------------                          -----      -----     --------
PO, PO derivatives, TDI (pounds)              3,393      4,464        4,159
Co-products:
     SM (pounds)                              3,475      3,129        2,912
     TBA and derivatives (gallons)            1,211      1,071          995

Millions of dollars
-------------------
Sales and other operating revenues           $4,036     $3,693       $3,553
Unusual charges                                  --         --           41
Operating income                                339        404          396

----------
(a) Volumes and financial data are pro forma for the year ended December 31, 1998.


  Revenues--Revenues in 2000 increased $343 million, or 9%, compared to 1999, despite the March 31, 2000 sale of the polyols business. The sale of the polyols business resulted in a decrease of $609 million in sales revenues and a decrease of 1.1 billion pounds in sales volumes, comparing 2000 to 1999. Excluding the effect of polyols, sales revenues increased 33%, primarily due to higher prices and volumes for MTBE and SM. The higher MTBE prices and 13% increase in MTBE sales volumes reflected higher gasoline prices, increased global demand, and tighter supplies. New regulations in Europe contributed to higher global demand, while new U.S. reformulated gasoline standards affected supplies. The higher SM prices and an 11% increase in volumes reflected stronger demand in the first half of 2000. For 2000, sales price increases for PO and derivatives, excluding polyols, were tempered by new industry PO capacity and the foreign exchange effects of a stronger U.S. dollar. PO and derivatives volumes, excluding polyols, were essentially flat compared to 1999 due to the effect of new industry capacity in Europe, which was primarily offset by higher U.S. volumes.

  Actual 1999 revenues increased 4% compared to pro forma 1998 revenues as a result of higher volumes, which were partly offset by lower average sales prices. PO, PO derivatives and TDI volumes increased 7% compared to 1998 driven by U.S. economic growth, particularly in the automotive, housing and construction sectors, and continued improvements in Asian economies. Asia accounted for about 10% of Lyondell's total 1999 PO sales volumes. SM volumes increased 7% primarily due to higher exports to Europe and Asia as well as higher contractual amounts under long-term SM processing arrangements. TBA and derivatives volumes increased 8% due to higher global demand for MTBE. Average sales prices decreased in 1999 for PO, PO derivatives and TDI, despite higher average raw material costs. The decrease reflects heightened competition in the PO industry as a result of significant new European PO capacity, which came on stream in late 1999 and early 2000. European sales prices were also negatively affected by the foreign exchange effect of a stronger U.S. dollar.

   Unusual Charges--The 1998 period included pro forma net unusual charges of $41 million, consisting of $57 million related to the write-off of in-process research and development projects in connection with the ARCO Chemical Acquisition, $4 million of Lyondell severance costs, and a $20 million reversal by ARCO Chemical of its 1997 restructuring accrual.

  Operating Income--Operating income of $339 million in 2000 decreased from $404 million in 1999. The decrease was primarily due to the sale of the polyols business and lower margins for PO and derivatives, partly offset by higher margins and volumes for MTBE and SM. PO and derivatives product margins, excluding polyols, decreased as raw material costs, primarily propylene, rose in 2000, while the new industry PO capacity constrained price increases. Average benchmark propylene costs increased about 70% compared to 1999. The improvement in MTBE margins reflected significantly higher prices primarily due to a stronger gasoline market. Decreases in selling, general and administrative expenses, as well as in research and development expense in 2000 primarily reflected the effects of the sale of the polyols business and benefits from cost reduction efforts.

  Excluding unusual charges, actual 1999 operating income of $404 million decreased $33 million or 8% compared to pro forma operating income of $437 million in 1998. Operating income in 1999 reflected lower product margins due to lower sales prices and higher raw material costs. The decrease in product margins was partly offset by a $43 million decrease in selling, general and administrative expenses, reflecting benefits of cost reduction efforts and a $13 million reduction of estimated liabilities related to the ARCO Chemical Acquisition.

Fourth Quarter 2000 versus Third Quarter 2000

  Operating income in the fourth quarter 2000 decreased to $13 million from $97 million in the third quarter 2000. The decrease was due to a sharp drop in MTBE margins along with the effects of higher utility costs and a major planned turnaround at a PO/SM plant in Channelview, Texas. Spot market raw material margins for MTBE on the U.S. Gulf Coast fell from about 37 cents per gallon in the third quarter to about 9 cents per gallon in the fourth quarter. MTBE prices decreased about 22 cents per gallon, primarily due to seasonal factors, while the cost of butane, the key raw material in MTBE, increased 6 cents per gallon. These factors more than offset an increase in PO and derivatives sales volumes.

  Sales volumes for PO, PO derivatives and TDI increased 10% in the fourth quarter compared to the third quarter. This was primarily due to very strong aircraft deicer sales during the month of December 2000 along with continued volume growth in the solvents and butanediol product lines. Overall sales prices in the PO business were flat compared to the third quarter, while propylene prices decreased about 1.5 cents per pound. The average price for contract chemical grade propylene in the fourth quarter was 22.5 cents per pound compared to 24 cents per pound in the third quarter.



                             Equistar Chemicals, LP

Overview

  General--The three-year period from 1998 to 2000 was marked by considerable volatility in the industry. The fourth quarter 1998 marked a trough in the commodity petrochemical cycle due to a combination of new capacity, high inventory levels and the Asian financial crisis. In 1999, ethylene and derivatives prices rebounded from year end 1998 lows as domestic ethylene demand grew by more than 6.5%, while the industry experienced both planned and unplanned outages. As a result, benchmark ethylene prices increased every quarter from the end of 1998, peaking in mid-2000. Raw material costs also began increasing during 1999 due to higher oil and gas prices. These increases continued through 1999 into 2000 and remained at high levels during 2000. From the end of 1998 to the end of 2000, the weighted-average cost of raw materials for the industry rose 150%. Surging natural gas costs late in 2000 increased both the costs of NGL-based raw materials (primarily ethane) as well as the cost of utilities. As a result, some U.S.-based producers, including Equistar, idled plants that use NGL-based raw materials. Also during 2000, significant new industry ethylene capacity was added. During the latter half of 2000, demand began to weaken due to slower U.S. economic growth. As a result of these factors, benchmark ethylene prices declined in the fourth quarter 2000.

  Net Income--Equistar's 2000 net income of $153 million increased $71 million from net income, excluding unusual items, of $82 million in 1999. The increase reflected the benefits of higher petrochemicals segment margins and lower selling, general and administrative expenses partly offset by lower polymers segment margins and lower sales volumes in both segments. The unusual items in 1999 included restructuring and other unusual charges of $96 million and gains on asset sales of $46 million. Petrochemicals margins improved in 2000 as average sales prices increased more than raw material costs. However, polymers sales price increases in 2000 lagged behind raw material cost increases, leading to reduced margins. Lower 2000 volumes in both segments primarily reflected a slow down in demand in the latter half of 2000.

  Equistar's net income, excluding unusual items, of $82 million in 1999 decreased $75 million from net income, excluding unusual items, of $157 million in 1998. The decrease was attributable to lower polymers margins, higher general and administrative expenses, and higher interest expense in 1999 compared with 1998. These were only partly offset by higher petrochemicals sales volumes. Unusual items in 1998 included $14 million of restructuring charges.



Fourth Quarter 2000 compared to Third Quarter 2000

  Equistar's net loss of $118 million in the fourth quarter 2000 decreased from net income of $63 million in the third quarter 2000. Compared to the third quarter, Equistar was affected by higher raw material and utility costs from an unprecedented increase in natural gas prices and lower selling prices for petrochemicals and polymers.

  In the petrochemicals segment, operating income decreased from $204 million in the third quarter to $51 million in the fourth quarter. Ethylene cash margins in the fourth quarter were about half of third quarter levels due to a sharp rise in manufacturing costs and a decline in ethylene and propylene prices. Manufacturing costs were affected by higher NGL-based raw material costs and higher utility costs. Costs of NGL-based raw materials, primarily ethane, and utility costs were affected by the rapid increase in natural gas costs late in the fourth quarter 2000. Reported ethylene cash margins for the U.S. industry decreased from 11.5 cents per pound in the third quarter to 5.6 cents per pound in the fourth quarter. As a result of the dramatic deterioration in profitability and reduced demand, there was a sharp reduction in industry operating rates, estimated by industry analysts at 15% to 20% of North American capacity.

  In the polymers segment, the operating loss increased from $46 million in the third quarter to $85 million in the fourth quarter, reflecting a decline in margins and a 6% drop in sales volumes from the third quarter. Polymers prices eroded more than the above-noted decline in the price of ethylene, one of the principal raw materials for polymers. Average fourth quarter benchmark prices for polyethylene products were down approximately 5% to 10% from third quarter levels.

Segment Data

  The following tables reflect selected sales volume data, including intersegment sales volumes, and summarized financial information for Equistar's business segments. The addition of the Occidental Contributed Business is reflected prospectively from May 15, 1998.


                                                                                 For the year ended December 31,
                                                                 -------------------------------------------------------------
In millions                                                            2000                   1999                  1998
-----------                                                      ----------------       ----------------      ----------------
Selected petrochemicals products:
     Olefins (pounds)                                                      18,490                 18,574                16,716
     Aromatics (gallons)                                                      397                    367                   271
Polymers products (pounds)                                                  6,281                  6,388                 6,488

Millions of dollars
-------------------
Sales and other operating revenues:
Petrochemicals segment                                           $          7,031       $          4,759      $          3,474
Polymers segment                                                            2,351                  2,159                 2,208
Intersegment eliminations                                                  (1,887)                (1,324)               (1,158)
                                                                 ----------------       ----------------      ----------------
     Total                                                       $          7,495       $          5,594      $          4,524
                                                                 ================       ================      ================
Cost of sales:
Petrochemicals segment                                           $          6,330       $          4,298      $          3,143
Polymers segment                                                            2,465                  2,028                 1,943
Intersegment eliminations                                                  (1,887)                (1,324)               (1,158)
                                                                 ----------------       ----------------      ----------------
     Total                                                       $          6,908       $          5,002      $          3,928
                                                                 ================       ================      ================
Other operating expenses:
Petrochemicals segment                                           $              7       $             14      $             12
Polymers segment                                                               71                     80                    88
Unallocated                                                                   175                    240                   200
Restructuring and other unusual charges                                        --                     96                    14
                                                                 ----------------       ----------------      ----------------
     Total                                                       $            253       $            430      $            314
                                                                 ================       ================      ================
Operating income:
Petrochemicals segment                                           $            694       $            447      $            319
Polymers segment                                                             (185)                    51                   177
Unallocated                                                                  (175)                  (336)                 (214)
                                                                 ----------------       ----------------      ----------------
     Total                                                       $            334       $            162      $            282
                                                                 ================       ================      ================


Petrochemicals Segment

  Revenues--Revenues of $7.0 billion in 2000 increased 48% from $4.8 billion in 1999. The increase was primarily due to higher average sales prices, as sales volumes were relatively flat compared to 1999. Sales prices rose rapidly in 1999, and remained at higher levels throughout 2000, resulting in higher average prices in 2000. For example, average benchmark ethylene prices were 37% higher in 2000 than in 1999. Volumes were flat due to a slow down in demand in the latter half of 2000, reflecting slower growth in the U.S. economy. As a result of the slower demand and the adverse effects of the rapid fourth quarter increase in natural gas costs, Equistar idled some capacity in 2000 that uses NGL-based raw materials.

  Revenues of $4.8 billion in 1999 increased 37% from $3.5 billion in 1998. The increase was due to both higher average sales prices and higher sales volumes during 1999. As a result of rapidly rising prices throughout 1999, which reflected stronger demand as well as increases in the underlying cost of raw materials, average sales prices for 1999 were about 20% higher than average sales prices for 1998. Sales volumes increased about 13% during 1999, reflecting a full year of the Occidental Contributed Business and stronger demand.

  Operating Income--Operating income of $694 million in 2000 increased 55% compared to $447 million in 1999. Gross margin as a percent of sales was flat at 10%, as sales price increases, on average, kept pace with raw material cost increases. Generally, Equistar was able to increase sales prices more than the increase in raw material costs per unit.

  Operating income of $447 million in 1999 increased 40% compared to $319 million in 1998, while gross margin as a percent of sales was flat at 10%. Gross margin percentages were flat as sales prices increases, on average, kept pace with increases in raw material costs. The benefit from increased sales volumes was only partly offset by the effects of the production unit outage in 1999. The 1999 increase in sales volumes was primarily due to inclusion of a full year of operations of the Occidental Contributed Business, which was added in mid-May 1998.


Polymers Segment

  Revenues--Revenues of $2.4 billion in 2000 increased 9% compared to revenues of $2.2 billion in 1999 due to higher sales prices partly offset by lower sales volumes. Average sales prices were 9% higher, primarily in response to higher raw material costs for ethylene and propylene. Sales volumes declined 2% due to a combination of a planned maintenance turnaround at the Morris, Illinois plant in the second quarter 2000 and a slow down in demand in the latter half of 2000, reflecting slower growth in the U.S. economy.

  Revenues of $2.2 billion in 1999 decreased slightly from 1998 revenues primarily due to lower sales volumes. Sales volumes decreased due to the shut down of less efficient HDPE and other polymer product capacity, plant maintenance and the sale of the concentrates and compounds business in 1999. Industry sales prices, which began decreasing during the fourth quarter 1997, continued in a downward trend throughout 1998, but then increased during 1999 as raw material costs increased. As a result, average sales prices were comparable from 1998 to 1999.


  Operating Income--The operating loss of $185 million in 2000 decreased from operating income of $51 million in 1999. The decrease was primarily due to substantially lower margins for 2000 compared to 1999 as raw material cost increases outpaced sales price increases. Gross margin as a percent of sales was negative in 2000 compared to 6% in 1999.

  Operating income of $51 million in 1999 decreased 71% compared to $177 million in 1998. The decrease was primarily due to substantially lower margins for 1999 compared to 1998 as raw material cost increases outpaced sales price increases. Gross margin as a percent of sales decreased to 6% in 1999 from 9% in 1998.

Unallocated Items

  The following discusses expenses that were not allocated to the petrochemicals and polymers segments.

  Other Operating Expenses--This caption includes general and administrative expenses and amortization of goodwill and other intangibles. Unallocated expenses were $175 million in 2000, $240 million in 1999, and $200 million in 1998. The increase from 1998 to 1999 was primarily due to higher compensation and employee benefit expenses and costs associated with Year 2000 preventive measures. The decrease from 1999 to 2000 reflects the reduction in compensation and employee benefit expenses and Year 2000 costs, as well as savings realized from the consolidation of certain administrative functions under the Shared Services Agreement with Lyondell.

  Restructuring and Other Unusual Charges--Restructuring and other unusual charges were $96 million in 1999 and $14 million in 1998. During 1999, Equistar recorded a charge of $96 million associated with a decision to shut down certain polymer reactors and severance costs related to these shutdowns and consolidation of certain administrative functions between Lyondell and Equistar. The decision to shut down the polymer reactors was based on their high production costs, market conditions in the polyethylene industry and the flexibility to utilize more efficient reactors to meet customer requirements. Approximately $72 million of the total charge was an adjustment of the asset carrying values of the reactors. The remaining $24 million represented severance and other employee-related costs for approximately 500 employee positions that were eliminated. The eliminated positions, primarily administrative functions, resulted from opportunities to consolidate such services among Lyondell and Equistar and, to a lesser extent, positions associated with the shut down polymer reactors. Equistar made severance payments of $19 million in 2000. As of December 31, 2000, substantially all of the employee terminations had been completed and the remaining liability was eliminated. Equistar incurred and recorded $14 million of restructuring charges related to the addition of the Occidental Contributed Business in 1998.

  Interest Expense, Net and Other Income--Net interest expense was $181 million in 2000, $176 million in 1999 and $139 million in 1998. Interest expense increased from 1998 to 1999 due to higher levels of debt as a result of the addition of the Occidental Contributed Business in mid-May 1998. Interest expense also increased from 1998 to 1999 and from 1999 to 2000 due to the February 1999 refinancing of $900 million of bank debt with senior unsecured notes, which carry a higher fixed rate of interest. Other income of $46 million in 1999 primarily consisted of net gains on asset sales, including the sale of the concentrates and compounds business in April 1999.


                          LYONDELL-CITGO Refining LP

Refining Segment

  Overview--PDVSA Oil reduced deliveries to LCR under the Crude Supply Agreement from the 230,000 barrels per day contract rate to 195,000 barrels per day, beginning in August 1998. In May 1999, the deliveries were further reduced to 184,000 barrels per day. Deliveries were increased to 195,000 barrels per day in April 2000, to 200,000 barrels per day in July 2000 and restored to the 230,000 barrels per day contract level in October 2000. A stronger gasoline market in 2000 helped improve the margins that LCR realized on its spot purchases of crude oil. LCR experienced major unplanned outages of a coker unit and a fluid catalytic cracker unit during the second quarter 1999, and had a major planned turnaround in the second quarter 2000.

  The following table sets forth, in thousands of barrels per day, sales volumes for LCR's refined products and processing rates at the Refinery for the periods indicated:

                                                                    For the year ended December 31,
                                                         ---------------------------------------------------
                                                              2000               1999               1998
                                                         -------------      -------------      -------------
Refined products sales volumes:
    Gasoline                                                       118                118                121
    Diesel and heating oil                                          72                 68                 79
    Jet fuel                                                        19                 18                 17
    Aromatics                                                       11                 10                 10
    Other refined products                                         105                104                103
                                                         -------------      -------------      -------------
        Total refined products volumes                             325                318                330
                                                         =============      =============      =============

Crude processing rates:
    Crude Supply Agreement - coked                                 196                182                223
    Other heavy crude oil - coked                                   19                 14                 19
    Other crude oil                                                 30                 43                 18
                                                         -------------      -------------      -------------
        Total crude processing rates                               245                239                260
                                                         =============      =============      =============


  Revenues--Revenues for LCR, including intersegment sales, were $4.1 billion in 2000, $2.6 billion in 1999 and $2.1 billion in 1998. The 58% increase in 2000 compared to 1999 is primarily due to higher sales prices. Sales volumes increased 2%. Prices of refined products increased in 2000, pushed by higher average benchmark crude oil prices that were 65% higher than for 1999. Crude oil prices increased sharply in 1999, and remained at higher levels throughout 2000, resulting in a higher average price in 2000 than in 1999. Sales volumes and Crude Supply Agreement processing rates were higher in 2000 compared to 1999 as PDVSA Oil increased deliveries of Crude Supply Agreement crude oil during 2000 after having reduced deliveries in 1998 and again in 1999.

  The revenue increase in 1999 compared to 1998 was due to higher prices partly offset by lower volumes. Prices of refined products increased in 1999 as crude oil prices escalated rapidly. The lower sales volumes and processing rates in 1999 primarily reflect the lower deliveries of crude oil under the Crude Supply Agreement and, to a lesser extent, the effect of the second quarter 1999 unplanned production unit outages.

  Net Income--LCR's net income was $128 million in 2000, $24 million in 1999 and $169 million in 1998. The improvement in 2000 compared to 1999 was due to increased deliveries and an improved mix of Crude Supply Agreement crude oil, higher spot margins, reflecting a stronger gasoline market in 2000, and higher margins for reformulated gasoline due to industry supply shortages. These improvements were partly offset by higher fuels and utility costs and interest expense. While the second quarter 2000 was negatively impacted by a major planned turnaround, this was more than offset by the effect of unplanned production unit outages in the second quarter 1999.

  The decrease in 1999 from 1998 primarily reflected reduced processing of extra heavy crude oil as a result of lower deliveries and a less favorable mix of crude oil received from PDVSA Oil under the Crude Supply Agreement, partially offset by increased processing of spot crude. Margins on the crude oil purchased in the spot market were also lower compared to 1998. The 1999 operating results were also negatively affected by costs and lower operating rates related to the unplanned outages during the second quarter 1999. The 1999 and 1998 periods included pretax charges of $6 million and $10 million, respectively, associated with LCR's renegotiated labor agreement.

  Interest Expense--LCR's net interest expense was $61 million in 2000, $44 million in 1999 and $43 million in 1998. Interest expense increased in 2000 due to fees and higher interest rates associated with the refinancing of LCR's debt in May and September 2000.


Fourth Quarter 2000 versus Third Quarter 2000

  LCR had net income of $62 million in the fourth quarter 2000 compared to $66 million in the third quarter 2000. LCR benefited from continued excellent operating reliability and delivery of contract levels of crude oil under the Crude Supply Agreement in the fourth quarter. Compared to the third quarter, the benefit of higher margins on spot crude was more than offset by higher utility costs. The third quarter also benefited from the processing of inventoried crude oil volumes, which did not recur in the fourth quarter. Processing of Crude Supply Agreement crude oil averaged 219,000 barrels per day during the fourth quarter. The Crude Supply Agreement processing rate was lower than the Crude Supply Agreement delivery rate due to the timing of crude oil receipts, which resulted in the processing of a higher ratio of spot market crude oil during the quarter. Total crude processing rates in the fourth quarter averaged 270,000 barrels per day.


FINANCIAL CONDITION

  Operating Activities--Cash provided by operations was $61 million in 2000 compared to $300 million in 1999. The 2000 period reflects the effects of the asset sale to Bayer and higher working capital. Efforts to reduce working capital have been hampered by the escalation in sales prices and raw material costs. Although working capital metrics such as days of working capital, receivables collection efficiency and inventory turnover have all improved, these benefits have been offset by the effects of higher sales prices and raw material costs, requiring additional investment in working capital that reduces funds available for debt reduction. Cash provided by operating activities in 1999 included customer advances and tax refunds totaling approximately $190 million.

  Investing Activities--On March 31, 2000, Lyondell completed the sale of the polyols business and ownership interests in its U.S. PO manufacturing operations to Bayer for approximately $2.45 billion. As part of the transaction, Lyondell and Bayer entered into the PO Joint Venture and the separate PO Technology Joint Venture. In addition, on December 19, 2000, Lyondell and Bayer formed a separate joint venture for the construction of PO-11, the previously announced world-scale PO/SM plant located in The Netherlands. Lyondell sold a 50% interest in the PO-11 project, based on project expenditures to date, to Bayer for approximately $52 million. Lyondell and Bayer each contributed their 50% interest in PO-11 into the joint venture and each will bear 50% of the costs going forward to complete the project. The plant is expected to start up in the second quarter of 2003. Lyondell and Bayer do not share marketing or product sales under either the PO Joint Venture or PO-11.

  During the third quarter 2000, construction began on a new 275 million pound per year BDO facility in Europe known as BDO-2. The construction is being financed by a third party lessor, who will retain ownership of the facility and, upon completion in the second quarter of 2002, lease it to a subsidiary of Lyondell by means of an operating lease. In the transaction documents for BDO-2, Lyondell agreed to comply with certain financial and other covenants that are substantially the same as those contained in the Credit Facility. A breach of those covenants could result in, among other things, Lyondell having to pay the project costs incurred to date. As of December 31, 2000, Lyondell was in compliance with all of those covenants. However, given the poor current business environment, Lyondell is seeking amendments to the transaction documents consistent with the amendments being sought to its Credit Facility. Lyondell anticipates that the amendments will become effective prior to March 31, 2001. See "-Liquidity and Capital Resources" below for a discussion of the proposed amendments to the Credit Facility.

  Lyondell made capital expenditures of $104 million in 2000, including initial spending on the PO-11 facility and expansion of a TDI plant in France. Lyondell's pro rata share of Equistar's and LCR's 2000 capital expenditures was $54 million and $35 million, respectively. Lyondell's 2001 capital budget is $216 million, and its pro rata share of Equistar's and LCR's 2001 projected capital spending is $54 million and $64 million, respectively. The higher 2001 capital amounts reflect increased spending for PO-11 by Lyondell, cost reduction and business opportunity projects at Equistar, and higher spending for regulatory compliance, maintenance and cost reduction projects at LCR.

  Distributions from affiliates in excess of earnings for 2000 were $85 million, principally from LCR. Contributions and advances to affiliates of $40 million in 2000 included contributions and loans of $25 million and $10 million, respectively, to LCR for capital projects.

  Financing Activities--Lyondell used the net proceeds of the sale to Bayer to significantly reduce its variable-rate debt. During 2000, Lyondell used the net proceeds to repay the $1.1 billion outstanding balance of Term Loan A, the $149 million outstanding balance of Term Loan F and $810 million of the outstanding balance of Term Loan B. Additionally, Lyondell repaid the $200 million outstanding balance of the 9.9% debentures, which matured in November 2000, and reduced the outstanding balance of Term Loan B by an additional $150 million. Lyondell also made $13 million of other scheduled debt repayments and paid $10 million in debt amendment fees and $10 million of Term Loan B call premiums.

  Lyondell paid regular quarterly dividends of $.225 per share of common stock in 2000 for a total of $106 million.

  Liquidity and Capital Resources--At December 31, 2000, Lyondell had cash on hand of $260 million. Lyondell also had $500 million available under its revolving credit facility that extends until July 2003. Current maturities of long-term debt are $10 million. Aggregate maturities of long-term debt are $10 million in 2001; $11 million in 2002; $44 million in 2003; $85 million in 2004; $87 million in 2005; and $3.6 billion thereafter.

  Lyondell's Credit Facility and the indentures under which Lyondell's senior secured notes and senior subordinated notes were issued contain covenants that, subject to exceptions, restrict sale and leaseback transactions, lien incurrence, debt incurrence, dividends and investments, sales of assets and mergers and consolidations. In addition, the Credit Facility requires Lyondell to maintain specified financial ratios and consolidated net worth, in all cases as provided in the Credit Facility. The breach of these covenants could permit the lenders under Lyondell's Credit Facility and indentures to declare the loans immediately payable and could permit the lenders under Lyondell's Credit Facility to terminate future lending commitments. For more detailed information, see Note 16 of Notes to the Consolidated Financial Statements and the full text of the Credit Facility and the indentures, which have been filed as exhibits to this Form 10-K.

  Lyondell secured an amendment to certain financial covenants in the Credit Facility in February 2000 designed to increase its financial and operating flexibility in the near term. Lyondell was in compliance with all covenants under the Credit Facility and the indentures as of December 31, 2000. However, given the poor current business environment, Lyondell is seeking an amendment to the Credit Facility that would further increase its financial and operating flexibility, primarily by making certain financial ratio requirements less restrictive. Lyondell anticipates that the amendment will become effective prior to March 31, 2001.

  In addition to amending certain financial convenants in the Credit Facility, the February 2000 amendment to the Credit Facility eliminated a cross-default provision in the Credit Facility that could have been triggered by a default by LCR under its debt instruments. On May 5, 2000, Lyondell and CITGO, as partners of LCR, arranged interim financing for LCR to repay the $450 million outstanding under the LCR Construction Facility. On September 15, 2000, Lyondell and CITGO completed the syndication of one-year credit facilities for LCR, including a $450 million term loan to replace the interim financing and a $70 million revolving credit facility to be used for working capital and other general business purposes. Lyondell and CITGO, as partners of LCR, have agreed to pursue a refinancing of the indebtedness, although the final terms have not been determined. Based on previous experience of refinancing LCR's debt and the current conditions of the financial markets, the management of LCR, Lyondell and CITGO anticipate that this debt can be refinanced prior to its maturity.

  Equistar had outstanding debt of $2.2 billion at December 31, 2000. Lyondell remains liable on $521 million of Equistar debt for which Equistar assumed primary responsibility in connection with its formation. At December 31, 2000, Equistar and LCR had combined outstanding debt of $2.7 billion to unrelated parties and combined equity of approximately $4.0 billion. The ability of the joint ventures to distribute cash to Lyondell is reduced by their respective debt service obligations.

  Equistar's credit facility contains covenants that, subject to exceptions, restrict sale and leaseback transactions, lien incurrence, debt incurrence, sales of assets and mergers and consolidations, and require Equistar to maintain certain specified financial ratios, in all cases as provided in the credit facility. The breach of these covenants could permit the lenders to declare the loans immediately payable and to terminate future lending commitments. Furthermore, a default under Equistar's debt instruments involving more than $50 million of indebtedness would constitute a cross-default under Lyondell's credit facility. For more detailed information, please see the full text of the Equistar and Lyondell credit facilities, which have been filed as exhibits to this Form 10-K.

  Equistar was in compliance with all covenants under its debt instruments as of December 31, 2000. However, given the poor current business environment, Equistar is seeking an amendment to its credit facility that would increase its financial and operating flexibility, primarily by making certain financial ratio requirements less restrictive. Equistar anticipates that the amendment will become effective prior to March 31, 2001.

  Lyondell believes that conditions will be such that cash balances, cash generated from operating activities and funds from lines of credit will be adequate to meet anticipated future cash requirements for scheduled debt repayments, necessary capital expenditures and dividends.


CURRENT BUSINESS OUTLOOK

  Given high energy and raw material costs and a weakening domestic economy, Lyondell expects first quarter 2001 consolidated operating results to be roughly comparable to the fourth quarter 2000. In the IC&D segment, MTBE margins have improved from fourth quarter 2000 levels. PO and derivatives margins could benefit if propylene costs continue declining, however volumes will be adversely affected by weaker demand due to the economy. Despite the shutdown of Equistar's Port Arthur facility, which will result in a first quarter 2001 charge for severance and shutdown activity, Equistar expects first quarter 2001 operating results to improve over the fourth quarter 2000. Raw material costs are trending downwards, and Equistar is implementing price increases in both the petrochemicals and polymers segments. Success in implementing the price increases will depend on industry demand levels and the strength of the economy. LCR profits and production will be down in the first quarter due to unplanned downtime and high natural gas costs. Although PDVSA Oil informed LCR that the Venezuelan government has instructed that production of certain grades of crude oil be reduced effective February 1, 2001, LCR has not been advised of any reductions in deliveries to LCR and would continue to dispute any such reduction. LCR cannot predict the level of reductions, if any, that may be forthcoming.

  Industry forecasts project that 2001 operating results will be negatively affected by high raw material costs, a slowing economy and industry-wide ethylene capacity additions. These forecasts predict that higher raw material costs and uncertain economic growth will continue to pressure profit margins in the first half of 2001. In addition, industry ethylene capacity currently under construction is scheduled to start up late in the second quarter 2001 and is forecast to put pressure on ethylene pricing and margins in the latter half of 2001. Lyondell management feels that the market has already factored in the impact of the new industry capacity, and that the key to any improvement will be economic growth to generate additional demand and lower energy and raw material costs. See "Items 1 and 2. Business and Properties -- Industry Cyclicality and Overcapacity".


EUROPEAN MONETARY UNION

  On January 1, 1999, the euro became the official currency for the member countries of the European Union participating in monetary union. Euro banknotes and coins will be introduced on January 1, 2002 and the former national currency banknotes and coins will be withdrawn by July 1, 2002 at the latest.

  Lyondell converted its systems to invoice customers in euros beginning
January 1, 1999. Due to Year 2000 priorities and the planned conversion of Lyondell's European business and financial systems to enterprise software from SAP America, Inc. in July 2001, it is anticipated that the full conversion of systems to the euro will not be completed until July 2001. Based upon the assessments completed to date, European monetary union has not had, and is not expected to have, a material impact on Lyondell's consolidated financial statements. Lyondell's European-based revenues are approximately $1.0 billion on an annual basis.


ENVIRONMENTAL MATTERS

  Various environmental laws and regulations impose substantial requirements upon the operations of Lyondell. Lyondell's policy is to be in compliance with such laws and regulations, which include, among others, the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as amended, RCRA and the Clean Air Act Amendments. Lyondell does not specifically track all recurring costs associated with managing hazardous substances and pollution in ongoing operations. Such costs are included in cost of sales. Lyondell, its subsidiaries and its joint ventures also make capital expenditures to comply with environmental regulations. Such capital expenditures totaled, in the aggregate, approximately $20 million, $21 million and $22 million for 2000, 1999 and 1998, respectively. All such expenditures were funded by cash generated from operations.

  Lyondell is also subject to certain assessment and remedial actions at its own plant sites under RCRA and at CERCLA sites. The liability under RCRA and various state and foreign government regulations primarily relates to the LCR Refinery, five current Lyondell plant sites and three former plant sites. Under CERCLA, the liability primarily relates to three federal sites. Lyondell is also involved in administrative proceedings or lawsuits relating to a minimal number of other CERCLA sites. Lyondell estimates, based upon currently available information, that potential loss contingencies associated with the latter CERCLA sites, individually and in the aggregate, are not significant. In addition, Lyondell has negotiated an order with the TNRCC for assessment and remediation of groundwater and soil contamination at the LCR Refinery.

  As of December 31, 2000, Lyondell's environmental liability for future assessment and remediation costs at the above-mentioned sites totaled
$31 million. The liabilities per site range from less than $1 million to $13 million and are expected to be incurred over the next two to seven years. Lyondell spent $7 million to $8 million annually for each of the last three years for environmental remediation matters. Lyondell estimates that expenditures will also be approximately $8 million in 2001. In the opinion of management, there is currently no material range of loss in excess of the amount recorded for these sites. However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in other CERCLA, RCRA, TNRCC or other comparable state or foreign law investigations, could require Lyondell to reassess its potential exposure related to environmental matters.

  The eight-county Houston/Galveston region has been designated a severe non-attainment area for ozone by the EPA. The Texas Natural Resource Conservation Commission has submitted a plan to the EPA to reach and demonstrate compliance with the ozone standard by the year 2007. Compliance with the provisions of the plan will result in increased capital investment and higher operating costs for Equistar, Lyondell, and LCR during the next several years. As a result of these rules, Lyondell estimates that capital expenditures will increase to approximately $37 million in 2001 and will increase further in 2002. The timing and amount of these expenditures are subject to regulatory and other uncertainties, including litigation, as well as obtaining the necessary permits and approvals. For periods beyond 2001, additional environmentally related capital expenditures will be required, which could total between $400 million and $500 million for Lyondell, Equistar and LCR before the 2007 deadline. Lyondell's share of such expenditures would total between $225 million and $275 million.

  In the United States, the Clean Air Act Amendments of 1990 set minimum levels for oxygenates, such as MTBE, in gasoline sold in areas not meeting specified air quality standards. However, while studies by federal and state agencies and other organizations have shown that MTBE is safe for use in gasoline, is not carcinogenic and is effective in reducing automotive emissions, the presence of MTBE in some water supplies in California and other states due to gasoline leaking from underground storage tanks and in surface water from recreational water craft has led to public concern that MTBE may, in certain limited circumstances, affect the taste and odor of drinking water supplies, and thereby lead to possible environmental issues.

  Certain federal and state governmental initiatives have sought either to rescind the oxygenate requirement for reformulated gasoline or to restrict or ban the use of MTBE. At the federal level, a blue ribbon panel appointed by the EPA issued its report on July 27, 1999. That report recommended, among other things, reducing the use of MTBE in gasoline. During 2000, the EPA announced its intent to seek legislative changes from Congress to give the EPA authority to ban MTBE over a three-year period. Such action would only be granted through amendments to the Clean Air Act. Additionally, the EPA is seeking a ban of MTBE utilizing rulemaking authority contained in the Toxic Substance Control Act. It would take at least three years for such a rule to issue. Recently, however, senior policy analysts at the U.S. Department of Energy presented a study stating that banning MTBE would create significant economic risk. The presentation did not identify any benefits from banning MTBE. The EPA initiatives mentioned above or other governmental actions could result in a significant reduction in Lyondell's MTBE sales. The Company has developed technologies to convert TBA into alternate gasoline blending components should it be necessary to reduce MTBE production in the future. See "Items 1 and 2. Business and Properties -- Intermediate Chemicals and Derivatives--Overview."

  Additionally, the Clean Air Act specified certain emissions standards for vehicles beginning in the 1994 model year and required the EPA to study whether further emissions reduction standards for vehicles were necessary. New standards for gasoline were finalized in 1999 and will require refiners to produce a low sulfur gasoline by 2004, with some allowances for a conditional phase-in period that could extend final compliance until 2006. A new "on-road" diesel standard was adopted in late 2000 and will require refiners to produce low-sulfur diesel fuel by 2007. These rules could result in increased capital investment and higher operating costs for LCR. Equistar's olefins fuel business may also be impacted if these rules increase the cost for processing fuel components.


ACCOUNTING STANDARDS

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. Subsequently, the FASB delayed the effective date by one year. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, amending certain provisions of SFAS No. 133. SFAS No. 133, as amended by SFAS No. 138, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending upon whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings. The statement is effective for the calendar year 2001. SFAS No. 133 implementation did not have a significant effect on the financial statements of Lyondell, Equistar or LCR.

  In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB No. 101"), Revenue Recognition in Financial Statements. SAB No. 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in the financial statements. The statement was effective for Lyondell's fourth quarter of 2000. Lyondell, Equistar and LCR were in compliance with the provisions of SAB No. 101. Therefore, implementation of SAB No. 101 did not have an impact on their financial statements.


FORWARD-LOOKING STATEMENTS

  Certain of the statements contained in this report, including those set forth in "Items 1 and 2. Business and Properties", this "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as those set forth in "Item 7a. Disclosure of Market and Regulatory Risk," are "forward-looking statements" within the meaning of the federal securities laws. Although Lyondell believes the expectations reflected in such forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties, and Lyondell can give no assurance that such expectations will prove to have been correct. Lyondell's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the cyclical nature of the chemical and refining industries, uncertainties associated with the United States and worldwide economies, current and potential governmental regulatory actions in the United States and in other countries, substantial chemical and refinery capacity additions resulting in oversupply and declining prices and margins, the availability and cost of raw materials, Lyondell's ability to implement cost reductions, and operating interruptions (including leaks, explosions, fires, mechanical failure, unscheduled downtime, labor difficulties, transportation interruptions, spills and releases and other environmental risks). Many of such factors are beyond Lyondell's or its joint ventures' ability to control or predict. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or prior earnings levels.

  All forward-looking statements in this Form 10-K are qualified in their entirety by the cautionary statements contained in this section and elsewhere in this report.


Item 7a.  Disclosure of Market and Regulatory Risk

COMMODITY PRICE RISK

  A substantial portion of Lyondell's products and raw materials, as well as those of Equistar, LCR and LMC, are commodities whose prices fluctuate as market supply/demand fundamentals change. Accordingly, product margins and the level of Lyondell's profitability tend to fluctuate with changes in the business cycle. Lyondell tries to protect against such instability through various business strategies. These include increasing the olefins plants' raw material flexibility, entering into multi-year processing and sales agreements, moving downstream into olefins derivatives products whose pricing is more stable, and the use of the "deemed margin" contract at LCR. Lyondell has not used derivative instruments for commodity price hedging purposes.

  Equistar has entered into over-the-counter "derivatives" for crude oil to help manage its exposure to commodity price risk with respect to crude oil-related raw material purchases. As of December 31, 2000, the outstanding over-the-counter "derivatives" covered 5.1 million barrels, mature from January 2001 through July 2001, and cover from approximately 26% in January 2001 to approximately 4% in July 2001 of Equistar's crude oil-related raw material requirements for those periods. Assuming a hypothetical 30% decrease in crude oil prices from those in effect at year end, the loss in earnings for the combined derivatives contracts would be $39 million. Lyondell's pretax share would be approximately $16 million. Sensitivity analysis was used for this purpose. The quantitative information about market risk is necessarily limited because it does not take into account the effects of the underlying operating transactions. Equistar does not engage in any derivatives trading activities.

FOREIGN EXCHANGE RISK

  Foreign exchange exposures result from cash flows between U.S. and foreign operations and transactions denominated in currencies other than the local currency of a foreign operating entity. Lyondell is using foreign currency forward contracts to minimize the exposure related to euro-denominated capital commitments related to the construction of the PO-11 plant in The Netherlands. Although Lyondell uses these types of contracts to reduce foreign exchange exposures with respect to capital commitments denominated in euros, there can be no assurance that such hedging techniques will protect Lyondell's capital commitments from adverse exchange rate fluctuations or that Lyondell will not incur material losses on such contracts. Furthermore, these contracts are not designed to protect Lyondell's reported results against exchange rate fluctuations. At December 31, 2000, Lyondell had foreign currency forward contracts outstanding in the notional amount of 134 million euros (approximately $125 million). Assuming a hypothetical 10% unfavorable change in the euro exchange rate from that in effect at year end, the foreign exchange loss on these contracts would be $13 million. Sensitivity analysis was used for this purpose. The quantitative information about market risk is necessarily limited because it does not take into account the effects of the underlying operating transactions. Lyondell does not engage in any derivatives trading activities.


INTEREST RATE RISK

  Lyondell is exposed to interest rate risk with respect to variable-rate debt. During 2000, Lyondell reduced variable-rate debt from $3.2 billion at December 31, 1999 to $1.0 billion at December 31, 2000, thereby reducing its exposure to interest rate risk. Assuming a hypothetical 10% increase in interest rates from those in effect at year end, the increase in annual interest expense on the variable-rate debt would be approximately $7 million.

  At December 31, 2000, Equistar and LCR had variable rate debt of $820 million and $505 million, respectively, excluding the note payable by LCR to Lyondell. Assuming a hypothetical 10% increase in interest rates from those in effect at year end, Lyondell's share of the increase in annual interest expense on the variable-rate debt would be approximately $4 million. Sensitivity analysis was used for both of the above analyses.


REGULATORY RISK

  Certain federal and state governmental initiatives in the U.S. have sought either to rescind the oxygenate requirement for reformulated gasoline or to restrict or ban the use of MTBE. Lyondell does not expect the recent proposals to have a significant impact on MTBE margins and volumes in the near term. In Europe, MTBE demand is benefiting from new legislation in the European Union, which may offset any potential decline in the U.S. Should it become necessary to reduce MTBE production over the longer term, Lyondell would need to make capital expenditures to convert its MTBE plants to production of alternate gasoline blending components. The profit margins on such alternate gasoline blending components could differ from those historically realized on MTBE. See "Items 1. and 2. Business and Properties -- Intermediate Chemicals and Derivatives -- Overview".

  New air pollution standards promulgated by federal and state regulatory agencies in the U.S., including those specifically targeting the eight-county Houston/Galveston region, will affect a substantial portion of the operating facilities of Lyondell, Equistar and LCR. Compliance with these standards will result in increased capital investment and higher operating costs for Lyondell, Equistar and LCR during the next several years. See "Items 1. and 2. Business and Properties -- Intermediate Chemicals and Derivatives -- Environmental Matters".

Item 8.  Financial Statements and Supplementary Data


                  Index to Consolidated Financial Statements

                                                                            Page
                                                                            ----
LYONDELL CHEMICAL COMPANY

Report of Independent Accountants........................................     55

Consolidated Financial Statements:

   Consolidated Statements of Income.....................................     56
   Consolidated Balance Sheets...........................................     57
   Consolidated Statements of Cash Flows.................................     58
   Consolidated Statements of Stockholders' Equity.......................     59
   Notes to Consolidated Financial Statements............................     60

EQUISTAR CHEMICALS, LP

Report of Independent Accountants........................................     91

Consolidated Financial Statements:

   Consolidated Statements of Income.....................................     92
   Consolidated Balance Sheets...........................................     93
   Consolidated Statements of Cash Flows.................................     94
   Consolidated Statements of Partners' Capital..........................     95
   Notes to Consolidated Financial Statements............................     96

LYONDELL-CITGO REFINING LP

Report of Independent Accountants........................................    112
Independent Auditors' Report.............................................    113

Financial Statements:

   Statements of Income..................................................    114
   Balance Sheets........................................................    115
   Statements of Cash Flows..............................................    116
   Statements of Partners' Capital.......................................    117
   Notes to Financial Statements.........................................    118

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Lyondell Chemical Company

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Lyondell Chemical Company and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP


PRICEWATERHOUSECOOPERS LLP

Houston, Texas
March 12, 2001

                           LYONDELL CHEMICAL COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME


                                                      For the year ended December 31,
                                                      -------------------------------
Millions of dollars, except per share data              2000       1999       1998
------------------------------------------             ------     ------     ------

Sales and other operating revenues                     $4,036     $3,693     $1,447

Operating costs and expenses:
     Cost of sales                                      3,371      2,891      1,089
     Selling, general and administrative expenses         190        240        126
     Research and development expense                      35         58         26
     Amortization of goodwill and other intangibles       101        100         41
     Unusual charges                                       --         --         61
                                                       ------     ------     ------
                                                        3,697      3,289      1,343
                                                       ------     ------     ------

     Operating income                                     339        404        104

Interest expense                                         (514)      (616)      (287)
Interest income                                            52         27         25
Other income, net                                          27          5         12
Gain on sale of assets                                    590         --         --
                                                       ------     ------     ------
      Income (loss) before equity investments,
          income taxes and extraordinary item             494       (180)      (146)
                                                       ------     ------     ------

Income from equity investments:
     Equistar Chemicals, LP                               101         52        119
     LYONDELL-CITGO Refining LP                            86         23        110
     Other                                                 12          1          6
                                                       ------     ------     ------
                                                          199         76        235
                                                       ------     ------     ------
     Income (loss) before income
          taxes and extraordinary item                    693       (104)        89

Provision for (benefit from) income taxes                 223        (24)        37
                                                       ------     ------     ------
      Income (loss) before extraordinary item             470        (80)        52

Extraordinary loss on extinguishment
     of debt, net of income taxes                         (33)       (35)        --
                                                       ------     ------     ------
Net income (loss)                                      $  437     $ (115)    $   52
                                                       ======     ======     ======

Basic earnings per share:
     Income (loss) before extraordinary item           $ 4.00     $ (.77)    $  .67
     Extraordinary loss                                  (.28)      (.33)        --
                                                       ------     ------     ------
     Net income (loss)                                 $ 3.72     $(1.10)    $  .67
                                                       ======     ======     ======

Diluted earnings per share:
     Income (loss) before extraordinary item           $ 3.99     $ (.77)    $  .67
     Extraordinary loss                                  (.28)      (.33)        --
                                                       ------      -----     ------
     Net income (loss)                                 $ 3.71     $(1.10)    $  .67
                                                       ======     ======     ======



                See Notes to Consolidated Financial Statements.

                           LYONDELL CHEMICAL COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                                                December 31,
                                                              ----------------
Millions, except shares and par value data                     2000       1999
------------------------------------------                    ------     ------

ASSETS
Current assets:
     Cash and cash equivalents                                $  260     $  307
     Accounts receivable:
          Trade, net                                             465        554
          Related parties                                         43         12
     Inventories                                                 392        519
     Prepaid expenses and other current assets                    49        114
     Deferred tax assets                                         136        380
                                                              ------     ------
          Total current assets                                 1,345      1,886
Property, plant and equipment, net                             2,429      4,291
Investments and long-term receivables:
     Investment in PO joint ventures                             621         --
     Investment in Equistar Chemicals, LP                        599        607
     Receivable from LYONDELL-CITGO Refining LP                  229        219
     Investment in LYONDELL-CITGO Refining LP                     20         52
     Other investments and long-term receivables                 137        137
Goodwill, net                                                  1,152      1,545
Other assets                                                     515        761
                                                              ------     ------
Total assets                                                  $7,047     $9,498
                                                              ======     ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable:
          Trade                                               $  313     $  339
          Related parties                                         86         11
     Current maturities of long-term debt                         10        225
     Other accrued liabilities                                   325        446
                                                              ------     ------
          Total current liabilities                              734      1,021
Long-term debt, less current maturities                        3,844      6,046
Other liabilities                                                441        331
Deferred income taxes                                            702        891
Commitments and contingencies                                     --         --
Minority interest                                                181        202
Stockholders' equity:
     Preferred stock, $.01 par value, 80,000,000 shares
        authorized, none outstanding                              --         --
     Common stock, $1.00 par value, 250,000,000 shares
        authorized, 120,250,000 issued                           120        120
     Additional paid-in capital                                  854        854
     Retained earnings                                           504        172
     Accumulated other comprehensive loss                       (258)       (64)
     Treasury stock, at cost, 2,689,667 and 2,678,976 shares,    (75)       (75)
      respectively                                            ------     ------

          Total stockholders' equity                           1,145      1,007
                                                              ------     ------

Total liabilities and stockholders' equity                    $7,047     $9,498
                                                              ======     ======


                See Notes to Consolidated Financial Statements.

                           LYONDELL CHEMICAL COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      For the year ended December 31,
                                                                                  ---------------------------------------
Millions of dollars                                                                 2000            1999            1998
-------------------                                                               -------         -------         -------
Cash flows from operating activities:
     Net income (loss)                                                            $   437         $  (115)        $    52
     Adjustments to reconcile net income (loss) to net
       cash provided by operating activities, net of the
       effects of purchase accounting and deconsolidation
       of affiliates:
          Gain on sale of assets                                                     (590)             --              --
          Depreciation and amortization                                               279             330             138
          Unusual charges                                                              --              --              61
          Extraordinary items                                                          33              35              --
          Deferred income taxes                                                        55              36              76
          (Increase) decrease in accounts receivable                                 (160)           (124)             93
          Decrease (increase) in inventories                                            3              15             (15)
          Increase (decrease) in accounts payable                                      67              52            (148)
          Net change in other working capital accounts                                 24             (11)             24
          Other, net                                                                  (87)             82             (18)
                                                                                  -------         -------         -------
               Net cash provided by operating activities                               61             300             263
                                                                                  -------         -------         -------

Cash flows from investing activities:
     Purchase of ARCO Chemical Company, net of
          cash acquired                                                                --              --          (5,869)
     Proceeds from sales of assets, net of cash sold                                2,497              --              --
     Expenditures for property, plant and equipment                                  (104)           (131)            (64)
     Contributions and advances to affiliates                                         (40)            (52)            (35)
     Distributions from affiliates in excess of earnings                               85             134             435
     Deconsolidation of affiliate                                                      --              --             (11)
     Other                                                                             --               4              --
                                                                                  -------         -------         -------
               Net cash provided by (used in) investing activities                  2,438             (45)         (5,544)
                                                                                  -------         -------         -------
Cash flows from financing activities:
     Repayments of long-term debt                                                  (2,417)         (4,122)           (715)
     Proceeds from issuance of long-term debt                                          --           3,400           6,500
     Payment of debt issuance costs                                                    --            (107)           (130)
     Issuance of common stock                                                          --             736              --
     Dividends paid                                                                  (106)            (97)            (70)
     Net decrease in short-term debt                                                   --              --            (100)
     Repurchase of common stock                                                        --              --             (59)
     Other                                                                            (20)              8              --
                                                                                  -------         -------         -------
               Net cash (used in) provided by financing activities                 (2,543)           (182)          5,426
                                                                                  -------         -------         -------
Effect of exchange rate changes on cash                                                (3)              1               2
                                                                                  -------         -------         -------
(Decrease) increase in cash and cash equivalents                                      (47)             74             147
Cash and cash equivalents at beginning of period                                      307             233              86
                                                                                  -------         -------         -------
Cash and cash equivalents at end of period                                        $   260         $   307         $   233
                                                                                  =======         =======         =======




                See Notes to Consolidated Financial Statements.

                           LYONDELL CHEMICAL COMPANY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY





                                                                                            Accumulated
                                           Common Stock           Additional                Other
Millions, except shares and per       ------------------------     Paid-In       Retained   Comprehensive   Comprehensive
 share data                            Issued       Treasury       Capital       Earnings   Income (Loss)   Income (Loss)
-------------------------------       --------    ------------   -----------   -----------  --------------  -------------
Balance, January 1, 1998
   (80,000,000 shares issued)         $ 80        $(26)          $158          $ 407            $  --           $  --
       Net income                       --          --             --             52               --              52
       Cash dividends ($.90 per         --          --             --            (70)              --              --
        share)
       Purchase of 3,067,051            --         (59)            --             --               --              --
        treasury shares
       Reissuance of 88,848 treasury
        shares under restricted
        stock plan                      --           2             --             --               --              --
       Foreign currency translation,
        net of tax of $25               --          --             --             --               32              32
       Other                            --          --             --             (2)              --              --
                                      ----        ----           ----          -----        ---------       ---------
       Comprehensive income                                                                                     $  84
                                                                                                            =========

Balance, December 31, 1998
   (80,000,000 shares issued;
      2,978,203 treasury shares)        80         (83)           158            387               32         $    --
       Net loss                         --          --             --           (115)              --            (115)
       Cash dividends ($.90 per         --          --             --            (97)              --              --
        share)
       Issuance of common stock         40          --            696             --               --              --
       Reissuance of 299,227
        treasury shares under
        restricted stock plan           --           8             --             --               --              --
       Foreign currency translation,
        net of tax of $31               --          --             --             --              (96)            (96)
       Other                            --          --             --             (3)              --              --
                                      ----        ----           ----          -----        ---------       ---------
        Comprehensive loss                                                                                      $(211)
                                                                                                            =========

Balance, December 31, 1999
   (120,250,000 shares issued;
      2,678,976 treasury shares)      $120        $(75)          $854          $ 172            $ (64)        $    --
       Net income                       --          --             --            437               --             437
       Cash dividends ($.90 per         --          --             --           (106)              --              --
        share)
       Reissuance of 71,127 treasury
        shares under restricted
        stock plan                      --           2             --             --               --              --
       Forfeiture of 60,436 shares
        under restricted stock plan     --          (2)            --             --               --              --
       Foreign currency translation     --          --             --             --             (183)           (183)
       Minimum pension liability,
        net of tax of $5                --          --             --             --              (11)            (11)
       Other                            --          --             --              1               --              --
                                      ----        ----           ----          -----        ---------       ---------
       Comprehensive income                                                                                     $ 243
                                                                                                            =========

Balance, December 31, 2000
   (120,250,000 shares issued;
      2,689,667 treasury shares)      $120        $(75)          $854          $ 504             (258)
                                      ====        ====           ====          =====        =========


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

Lyondell is a leading worldwide producer and marketer of propylene oxide ("PO"), polyether polyols, propylene glycol, propylene glycol ethers, toluene diisocyanate ("TDI"), styrene monomer ("SM") and methyl tertiary butyl ether ("MTBE"). The polyether polyols business was sold effective March 31, 2000 (see
Note 4). These operations are reported as the intermediate chemicals and derivatives ("IC&D") segment.

Lyondell's operations in the petrochemicals and polymers segments are conducted through its joint venture ownership interest in Equistar (see Note 5). Lyondell accounts for its investment in Equistar using the equity method of accounting.

Equistar's petrochemicals segment produces olefins, including ethylene, propylene and butadiene; aromatics, including benzene and toluene; oxygenated products, including ethylene oxide and derivatives, ethylene glycol, ethanol and MTBE, and specialty products, including refinery blending stocks.

Equistar's polymers segment produces polyolefins, including high density polyethylene ("HDPE"), low density polyethylene ("LDPE"), linear-low density polyethylene ("LLDPE") and polypropylene; and performance polymers products, including wire and cable insulating resins and compounds, adhesive resins, and fine powders. Equistar's color concentrates and compounds business, which was part of performance polymers products, was sold effective April 30, 1999.

Lyondell's refining segment operations are conducted through its joint venture ownership interest in LCR (see Note 6). Lyondell accounts for its investment in LCR using the equity method of accounting. LCR's full-conversion Houston, Texas refinery ("Refinery") produces refined petroleum products, including conventional and reformulated gasoline, low sulfur diesel and jet fuel; aromatics, including benzene, toluene, paraxylene and orthoxylene; lubricants, including industrial lubricants, white oils and process oils; carbon black oil; sulfur; residual fuel and petroleum coke. LCR sells its principal refined products to Lyondell's joint venture partner in LCR, CITGO Petroleum Corporation ("CITGO").

Lyondell has additional operations conducted through its 75% joint venture ownership interest in LMC, which produces methanol. Lyondell accounts for its investment in LMC using the equity method of accounting.

From its formation in 1985 through June 1988, Lyondell operated as a division of Atlantic Richfield Company ("ARCO"), which is now wholly owned by BP. In July 1988, ARCO transferred the division's assets and liabilities along with additional pipeline assets, to its wholly owned subsidiary, Lyondell Petrochemical Company (subsequently renamed Lyondell Chemical Company in 1998), a Delaware corporation. In January 1989, ARCO completed an initial public offering of approximately 50.1% of Lyondell's common stock. In August 1994, ARCO issued three-year debt securities ("Exchangeable Notes") which were exchangeable upon maturity on September 15, 1997 into Lyondell common stock or an equivalent cash value, at ARCO's option. On September 15, 1997, ARCO delivered shares of Lyondell common stock to the holders of the Exchangeable Notes. Lyondell purchased the remaining 383,312 shares of common stock held by ARCO after the conversion, and ARCO no longer owns any shares of Lyondell common stock.

                           LYONDELL CHEMICAL COMPANY

2.  Summary of Significant Accounting Policies

Basis of Presentation--The consolidated financial statements include the accounts of Lyondell and its subsidiaries, including the results of the operations of the business acquired from ARCO Chemical prospectively from August 1, 1998. All significant intercompany transactions have been eliminated in consolidation. Lyondell's joint venture ownership interests are accounted for using the equity method of accounting.

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

Accounts Receivable--Lyondell sells its products primarily to other industrial concerns in the petrochemicals and refining industries. Lyondell performs ongoing credit evaluations of its customers' financial condition, and, in certain circumstances, requires letters of credit from them. Lyondell's allowance for doubtful accounts receivable, which is reflected in the Consolidated Balance Sheets as a reduction of accounts receivable, totaled $12 million and $9 million at December 31, 2000 and 1999, respectively.

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

Turnaround Maintenance and Repair Expenses--Cost of repairs and maintenance incurred in connection with turnarounds of major units at Lyondell's manufacturing facilities exceeding $5 million are deferred and amortized using the straight-line method until the next planned turnaround, generally four to six years. These costs are maintenance, repair and replacement costs that are necessary to maintain, extend and improve the operating capacity and efficiency rates of the production units. Lyondell amortized $10 million and $7 million of deferred turnaround maintenance and repair costs for the years ended December 31, 2000 and 1999, respectively. None were amortized in 1998.

Deferred Software Costs--Costs to purchase and develop software for internal use are deferred and amortized on a straight-line basis over a range of 3 to 7 years. Lyondell amortized $3 million of deferred software costs for the year ended December 31, 2000. None were deferred prior to 2000.

Goodwill--Goodwill represents the excess of purchase price paid over the value assigned to the net tangible and identifiable intangible assets of a business acquired. Goodwill is amortized over 40 years, the estimated useful life, using the straight-line method.

                           LYONDELL CHEMICAL COMPANY

Deferred Charges--Deferred charges are carried at cost and consist primarily of company-owned life insurance, capacity reservation fees and other long-term processing rights and costs, deferred debt issuance costs and patents and licensed technology. These assets are amortized using the straight-line method over their estimated useful lives or the term of the related agreement, if shorter.

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

Minority Interest--Minority interest in 2000 and 1999 primarily represents the interest of third-party investors in a partnership that owns Lyondell's PO/SM II plant at the Channelview, Texas complex. Lyondell retains a majority interest in the partnership. The minority interest share of the partnership's income and loss is reported in "Other income (expense), net" in the Consolidated Statements of Income.

Exchanges--Inventory exchange transactions, which involve homogeneous commodities in the same line of business and do not involve the payment or receipt of cash, are not accounted for as purchases and sales. Any resulting volumetric exchange balances are accounted for as inventory in accordance with the normal LIFO valuation policy.

Income Taxes--Deferred income taxes result from temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes and are calculated based upon cumulative book and tax differences in the Consolidated Balance Sheets in accordance with SFAS No. 109, Accounting for Income Taxes. Valuation allowances are provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

Derivatives--Adoption of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, did not have a significant impact on the Consolidated Financial Statements of Lyondell. The statement is effective for Lyondell's calendar year 2001.

Reclassifications--Certain previously reported amounts have been reclassified to conform to classifications adopted in 2000.

                           LYONDELL CHEMICAL COMPANY

3.  Purchase of ARCO Chemical Company

As of July 28, 1998, Lyondell completed its acquisition of ARCO Chemical. The transaction was financed through a $7 billion Credit Facility (see Note 16). This acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of the acquired business are included in Lyondell's Consolidated Statements of Income prospectively from August 1, 1998. The acquisition cost of approximately $5.9 billion has been allocated to the assets acquired and liabilities assumed based upon the estimated fair value of such assets and liabilities at the date of acquisition. In connection with the acquisition, Lyondell accrued liabilities for costs associated with the delay of construction of the PO-11 plant, vesting of certain key manager benefits pursuant to change of control provisions, severance costs for the involuntary termination of certain headquarters employees, and relocation costs for moving personnel to Lyondell's Houston headquarters. The liability totaled $255 million at the date of acquisition. Lyondell subsequently revised the portion of the estimated liabilities for penalties and cancellation charges related to the PO-11 lump-sum construction contract and related commitments. Based on the final negotiated terms, Lyondell reduced the accrued liability by $13 million in 1999 and by $8 million in 2000. In addition, during 2000 Lyondell finalized the portion of the accrued liability related to employee costs and reduced the liability by $10 million. The benefit in 2000 from the accrual reversal was substantially offset by other acquisition-related costs. Through December 31, 2000, Lyondell had paid and charged approximately $213 million in total against the accrued liability. The remaining $11 million of the accrued liability relates to PO-11 commitments and final settlement is subject to negotiations with the affected third parties.

Approximately $57 million, or less than 1% of the purchase price, was allocated to purchased in-process research and development. This included three projects valued at $29 million, $18 million and $10 million, respectively, representing two new product applications and one new process technology. Lyondell is continuing activities represented by these projects and the values assigned represent intangibles with no alternative future use. Accordingly, Lyondell wrote off the in-process research and development, recording a nonrecurring charge of $57 million in the third quarter 1998 (see Note 7). The excess of purchase price paid over the estimated fair value of net assets acquired was allocated to goodwill. The amount allocated to goodwill was approximately $1.4 billion.

The fair value of the assets acquired and liabilities assumed, net of cash acquired, was as follows:


Millions of dollars
-------------------
Current assets, net of cash acquired                                   $1,133
Property, plant and equipment                                           4,454
Purchased in-process research and development                              57
Goodwill                                                                1,445
Deferred charges and other assets                                       1,124
Current liabilities                                                      (599)
Long-term debt                                                           (952)
Other liabilities and deferred credits                                   (793)
                                                                       ------
Purchase price, net of cash acquired                                   $5,869
                                                                       ======

During 1999, Lyondell obtained the additional information needed to complete its review of the deferred tax effects of purchase accounting. This additional information resulted in an increase in goodwill of $188 million, primarily due to an increase in the long-term deferred income tax liability and a reduction of long-term deferred tax assets.

                           LYONDELL CHEMICAL COMPANY

The unaudited pro forma combined historical results of Lyondell and ARCO Chemical, giving effect to the acquisition and the Credit Facility drawdown as of the beginning of 1998 are as follows:

                                                          For the year ended
                                                          December 31, 1998
                                                          ------------------
Millions of dollars, except per share data
------------------------------------------
Sales and other operating revenues                                    $3,553
Unusual charges                                                           41
Operating income                                                         396
Income from equity investments                                           235
Net income                                                                42
Basic and diluted earnings per share                                  $  .54

The unaudited pro forma data presented above are not necessarily indicative of the results of operations of Lyondell that would have occurred had such transactions actually been consummated as of the beginning of 1998, nor are they necessarily indicative of future results.

4.  Gain on Sale of Assets

On March 31, 2000, Lyondell completed the sale of the polyols business and ownership interests in its U.S. PO manufacturing operations to Bayer AG and Bayer Corporation (collectively "Bayer") for approximately $2.45 billion. Lyondell recorded a pretax gain on the sale of $544 million. In the third quarter 2000, the final settlement of working capital with Bayer and resolution of certain estimated liabilities resulted in the recording of an additional pretax gain on the sale of $46 million. Lyondell used net proceeds of the asset sale to retire a significant portion of its outstanding debt (see Note 16). The polyols business had sales of approximately $830 million for the year ended December 31, 1999. The accompanying consolidated statements of income included the operating results of the polyols business through March 31, 2000. As part of the transaction, Lyondell entered into a U.S. PO manufacturing joint venture with Bayer and a separate joint venture with Bayer for certain related PO/SM technology. Lyondell contributed approximately $1.2 billion of assets to the joint ventures, and sold $522 million of ownership interests to Bayer. Lyondell's residual interests are reported as "Investment in PO joint ventures" in the accompanying Consolidated Balance Sheets (see Note 13). In addition, on December 19, 2000, Lyondell and Bayer formed a separate 50/50 joint venture for the construction of PO-11, a previously announced world-scale PO/SM plant located in Rotterdam, The Netherlands.

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
                                                              ======

As part of the asset sale, Lyondell accrued liabilities of $53 million for employee severance, relocation and other employee benefits, covering approximately 850 employees. The affected employees were generally terminated on or about April 1, 2000, with a limited number providing transition services through mid-2001. Payments of $25 million for severance, relocation and other employee benefits were made through December 31, 2000. During the third quarter 2000, Lyondell reduced the accrued liability by $25 million due to a reduction in the number of affected employees and significantly lower than expected payments of severance and other benefits. The $25 million reduction in accrued liability was included as part of the gain on sale recognized in the third quarter. Lyondell expects to settle the remainder of the liability within the next year.

                           LYONDELL CHEMICAL COMPANY

5.  Equity Interest in Equistar Chemicals, LP

Equistar was formed on December 1, 1997 as a joint venture between Lyondell and Millennium Chemicals Inc. ("Millennium"), to own and operate the businesses contributed by the partners. Lyondell contributed substantially all of the assets comprising its petrochemicals and polymers business segments, while Millennium contributed substantially all of the assets comprising its polyethylene and related products, performance polymers and ethanol businesses. On May 15, 1998, the ethylene, propylene and ethylene oxide and derivatives businesses of Occidental Petroleum Corporation ("Occidental") were contributed to Equistar ("Occidental Contributed Business"). Equistar is operated as a Delaware limited partnership owned by subsidiaries of Lyondell, Millennium and Occidental.

Lyondell currently has a 41% joint venture ownership interest, while Millennium and Occidental each have 29.5%. Prior to the addition of Occidental as a partner on May 15, 1998, Lyondell had a 57% joint venture ownership interest, while Millennium had 43%.

Summarized financial information for Equistar is as follows:

                                                              December 31,
                                                          -------------------
Millions of dollars                                        2000         1999
-------------------                                       ------       ------
BALANCE SHEETS
Total current assets                                      $1,332       $1,360
Property, plant and equipment, net                         3,819        3,926
Goodwill, net                                              1,086        1,119
Deferred charges and other assets                            345          331
                                                          ------       ------
Total assets                                              $6,582       $6,736
                                                          ======       ======


Current maturities of long-term debt                      $   90       $   92
Other current liabilities                                    653          692
Long-term debt, less current maturities                    2,158        2,169
Other liabilities and deferred credits                       141          121
Partners' capital                                          3,540        3,662
                                                          ------       ------
Total liabilities and partners' capital                   $6,582       $6,736
                                                          ======       ======



                                               For the year ended December 31,
                                               -------------------------------
                                                2000        1999         1998
                                               ------      ------       ------
STATEMENTS OF INCOME
Sales and other operating revenues             $7,495      $5,594       $4,524
Cost of sales                                   6,908       5,002        3,928
Other operating costs and expenses                253         334          300
Restructuring and other unusual charges            --          96           14
                                               ------      ------       ------
Operating income                                  334         162          282
Interest expense, net                             181         176          139
Other income, net                                  --         (46)          --
                                               ------      ------       ------
Net income                                     $  153      $   32       $  143
                                               ======      ======       ======

SELECTED CASH FLOW INFORMATION
Depreciation and amortization                  $  310      $  300       $  268
Expenditures for property, plant and equipment    131         157          200

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

                           LYONDELL CHEMICAL COMPANY

Equistar and its underlying equity in Equistar's net assets was approximately $900 million. This difference is being accreted into Lyondell's income over 25 years using the straight-line method.

Lyondell has purchased benzene, ethylene, propylene and other products at market-related prices from Equistar since Lyondell's acquisition of ARCO Chemical Company in July 1998. Pursuant to agreements dated effective as of August 1999 and expiring in 2014, Lyondell is required to purchase 100% of its benzene, ethylene and propylene requirements for its Channelview and Bayport, Texas facilities, with the exception of a supply agreement for one of the products with an unrelated third party entered into prior to 1999 and expiring in 2015. In addition, a wholly owned subsidiary of Lyondell licenses MTBE technology to Equistar. Lyondell also purchases a significant portion of the MTBE produced by Equistar at one of its two Channelview units at market-related prices. Included in "Sales and other operating revenues" above are $572 million, $242 million and $89 million in sales to Lyondell for the years ended December 31, 2000 and 1999 and the five months ended December 31, 1998, respectively. In addition, Equistar purchased $2 million, $6 million and $2 million from Lyondell for the years ended December 31, 2000 and 1999 and for the five months ended December 31, 1998, respectively, which are included in Equistar's "Cost of sales" above.

Sales to LCR included above were $440 million, $263 million and $238 million for the years ended December 31, 2000, 1999 and 1998, respectively. Purchases from LCR during the years ended December 31, 2000, 1999 and 1998 included in Equistar's "Cost of sales" totaled $264 million, $190 million and $131 million, respectively.

During 1998 and 1999, Lyondell had various service and cost-sharing arrangements with Equistar. In November 1999, Lyondell and Equistar announced an agreement to utilize shared services more broadly, consolidating such services among Lyondell and Equistar (the "Shared Services Agreement"). Beginning January 1, 2000, employee-related and indirect costs were allocated between the two companies in the manner prescribed in the Shared Services Agreement, while direct third party costs, incurred exclusively for either Lyondell or Equistar, were charged directly to that entity. Billings by Lyondell to Equistar were approximately $133 million, $9 million and $3 million for the years ended December 31, 2000, 1999 and 1998, respectively. The increased billings by Lyondell during 2000 resulted from the increase in services provided by Lyondell under the Shared Services Agreement. Billings from Equistar to Lyondell were approximately $8 million and $1 million for the years ended December 31, 1999 and 1998, respectively. There were no billings from Equistar to Lyondell for the year ended December 31, 2000.


6.  Equity Interest in LYONDELL-CITGO Refining LP

In July 1993, LCR was formed to own and operate Lyondell's refining business. LCR is structured as a Delaware limited partnership owned by subsidiaries of Lyondell and CITGO. LCR completed a major upgrade project at the Refinery during the first quarter of 1997, which enabled the facility to process substantial additional volumes of extra heavy crude oil. As a result of the completion of the upgrade project, effective April 1, 1997, the participation interests changed to reflect CITGO's equity contribution to the upgrade project. The participation interests changed from approximately 86% and 14% for Lyondell and CITGO, respectively, and are currently 58.75% and 41.25% for Lyondell and CITGO, respectively. Net income before depreciation expense for the period is allocated to LCR's partners based upon participation interests. Depreciation expense is allocated to the partners based upon contributed assets.

                           LYONDELL CHEMICAL COMPANY

Summarized financial information for LCR is as follows:

                                                          December 31,
                                                      -------------------
Millions of dollars                                    2000         1999
-------------------                                   ------       ------
BALANCE SHEETS
Total current assets                                  $  310       $  219
Property, plant and equipment, net                     1,319        1,350
Deferred charges and other assets                         67           60
                                                      ------       ------
Total assets                                          $1,696       $1,629
                                                      ======       ======

Current maturities of long-term debt                  $   --       $  450
Notes payable                                            450           --
Other current liabilities                                417          307
Long-term debt, less current maturities                  264          247
Other liabilities and deferred credits                    57           69
Partners' capital                                        508          556
                                                      ------       ------
Total liabilities and partners' capital               $1,696       $1,629
                                                      ======       ======

                                                For the year ended December 31,
                                                -------------------------------
                                                 2000        1999         1998
                                                ------      ------       ------
STATEMENTS OF INCOME
Sales and other operating revenues              $4,075      $2,571       $2,055
Cost of sales                                    3,826       2,432        1,754
Selling, general and administrative expenses        60          66           78
Unusual charges                                     --           6           10
                                                ------      ------       ------
Operating income                                   189          67          213
Interest expense, net                               61          44           43
State income taxes (benefit)                        --          (1)           1
                                                ------      ------       ------
Net income                                      $  128      $   24       $  169
                                                ======      ======       ======

SELECTED CASH FLOW INFORMATION
Depreciation and amortization                   $  112      $  103       $  100
Expenditures for property, plant and equipment      60          56           61

Included in "Sales and other operating revenues" above are sales to Equistar of $264 million, $190 million, and $131 million for the years ended December 31, 2000, 1999 and 1998, respectively. Purchases from Equistar during the years ended December 31, 2000, 1999 and 1998, included in LCR's cost of sales, totaled $440 million, $263 million, and $238 million, respectively.

Lyondell has various service and cost sharing arrangements with LCR. Billings by Lyondell to LCR were approximately $4 million per year for the years ended December 31, 2000, 1999 and 1998. Billings from LCR to Lyondell were approximately $2 million, $3 million and $4 million for the years ended December 31, 2000, 1999 and 1998, respectively.

In addition, during 1999 and 1998, LCR made interest payments to Lyondell of approximately $9 million each year for interest on loans and advances related to the funding of a portion of the upgrade project and certain other capital expenditures at the Refinery. No interest was paid to Lyondell in 2000 in accordance with the terms of LCR's credit facility.

LCR has a long-term crude supply agreement ("Crude Supply Agreement") with Lagoven, S.A., now known as PDVSA Petroleo y Gas, S.A. ("PDVSA Oil"), an affiliate of CITGO (see Note 18, Commitments and Contingencies--Crude Supply Agreement). The Crude Supply Agreement incorporates formula prices to be paid by LCR for the crude oil supplied based on the market value of a slate of refined products deemed to be produced from each particular crude oil or feedstock, less: (i) certain deemed refining costs, adjustable for inflation and energy costs; (ii) certain actual costs; and (iii) a deemed margin, which varies according to the grade of crude oil or other feedstock

                           LYONDELL CHEMICAL COMPANY
delivered. Although Lyondell believes that the Crude Supply Agreement reduces the volatility of LCR's earnings and cash flows, the Crude Supply Agreement also limits LCR's ability to enjoy higher margins during periods when the market price of crude oil is low relative to then current market prices for refined products. In addition, if the actual yields, costs or volumes of the LCR refinery differ substantially from those contemplated by the Crude Supply Agreement, the benefits of this agreement to LCR could be substantially different, and could result in lower earnings and cash flow for LCR. Furthermore, there may be periods during which LCR's costs for crude oil under the Crude Supply Agreement may be higher than might otherwise be available to LCR from other sources. A disparity in the price of crude oil under the Crude Supply Agreement relative to the market prices for its products, such as was experienced in 1999, has the tendency to make continued performance of its obligations under the Crude Supply Agreement less attractive to PDVSA Oil.

In addition, under the terms of a long-term product sales agreement ("Products Agreement"), CITGO purchases substantially all of the refined products produced at the Refinery. Both PDVSA Oil and CITGO are direct or indirect, wholly owned subsidiaries of Petroleos de Venezuela, S.A., the national oil company of the Republic of Venezuela.

Under the terms of the limited partnership agreement of LYONDELL-CITGO Refining LP, CITGO had a one-time option to increase its participation interest in LCR up to 50% by making an additional capital contribution. This option expired September 30, 2000.


7.  Unusual Charges

During 1998, Lyondell wrote off $57 million of costs assigned to purchased in-process research and development in connection with the ARCO Chemical acquisition. Additionally, Lyondell incurred unusual charges of $4 million for the early termination of incentive compensation plans and executive severance related to the formation of Equistar.


8.  Income Taxes

The significant components of the provision for (benefit from) income taxes were as follows for the years ended December 31:

Millions of dollars                                    2000      1999      1998
-------------------                                   ------    ------    ------
Current
  Federal                                             $ 154     $ (71)    $ (44)
  Foreign                                                 8         6         6
  State                                                   6         5        (1)
                                                      -----     -----     -----
    Total current                                       168       (60)      (39)
                                                      -----     -----     -----
Deferred
  Federal                                                71        38        69
  Foreign                                               (31)       10        (1)
  State                                                  15       (12)        8
                                                      -----     -----     -----
    Total deferred                                       55        36        76
                                                      -----     -----     -----
    Total provision for (benefit from) income taxes   $ 223     $ (24)    $  37
                                                      =====     =====     =====

                           LYONDELL CHEMICAL COMPANY

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. Significant components of Lyondell's deferred tax liabilities and assets were as follows as of December 31:

Millions of dollars                                          2000         1999
-------------------                                         ------       ------
Deferred tax liabilities:
  Tax over book depreciation and amortization               $  717       $1,039
  Investments in partnerships                                  358          283
  Other                                                         36           55
                                                            ------       ------
    Total deferred tax liabilities                           1,111        1,377
                                                            ------       ------
Deferred tax assets:
  Net operating loss carryforwards                             161          419
  Provisions for benefit plans and estimated expenses           70          122
  Federal benefit attributable to foreign taxes                 96           65
  Federal tax credit carryforwards                             135           26
  Other                                                        103          263
                                                            ------       ------
    Total deferred tax assets                                  565          895
  Deferred tax asset valuation allowance                       (20)         (29)
                                                            ------       ------
    Net deferred tax assets                                    545          866
                                                            ------       ------
Net deferred tax liabilities                                   566          511
Less current portion of:
  Deferred tax asset                                          (136)        (380)
  Deferred tax liability                                        --           --
                                                            ------       ------
  Long-term deferred income taxes                           $  702       $  891
                                                            ======       ======

Under Internal Revenue Code Sections 338 (g) and (h) (10), Lyondell and ARCO elected to treat ARCO Chemical as an asset acquisition, which resulted in a step up of the U.S. tax basis of the ARCO Chemical net assets purchased. This has resulted in significantly increased depreciation and amortization deductions for U.S. tax purposes. The March 2000 sale of assets to Bayer reversed a significant portion of the accelerated depreciation, while utilizing net operating loss carryforwards.

The domestic and foreign components of income (loss) before income taxes and extraordinary item and a reconciliation of income tax computed at the U.S. federal statutory tax rate to Lyondell's effective tax rate on income (loss) before extraordinary item are as follows:

Millions of dollars                                             2000        1999         1998
-------------------                                            ------      -------      ------
Income (loss) before income taxes:
  Domestic                                                     $  759      $  (137)     $  103
  Foreign                                                         (66)          33         (14)
                                                               ------      -------      ------
    Total                                                      $  693      $  (104)     $   89
                                                               ======      =======      ======

Percentages
-----------
U.S. statutory income tax rate                                   35.0%       (35.0)%       35.0%
  Increase (reduction) in taxes resulting from:
    Reorganization of foreign operations                         (5.4)          --          --
    Foreign and U.S. tax effects of foreign operations           (2.6)         7.4         6.9
    Goodwill and other permanent differences                      2.1          4.4         - -
    State income taxes, net of federal                            1.5         (2.4)        4.9
    Settlement of tax issues                                       --           --        (5.1)
    Other, net                                                    1.6          2.3         (.2)
                                                               ------      -------       -----
Effective income tax rate                                        32.2%       (23.3)%      41.5%
                                                               ======      =======       =====

                           LYONDELL CHEMICAL COMPANY

At December 31, 2000, Lyondell had alternative minimum tax ("AMT") credit carryforwards of $135 million. This credit is available to offset future federal income taxes and has no expiration date. In addition, Lyondell had state tax loss carryforwards of $374 million, federal tax loss carryforwards of $234 million and foreign tax loss carryforwards of $208 million. The state tax loss carryforwards expire on various dates beginning in 2003, the federal tax loss carryforwards begin expiring in 2014, and a significant portion of the foreign tax loss carryforwards have no expiration date.


9.  Extraordinary Items

During 2000, Lyondell retired debt in the principal amount of $2.2 billion prior to maturity (see Note 16). Lyondell wrote off $40 million of unamortized debt issuance costs and amendment fees and paid call premiums of $10 million. The total charges of $50 million, less a tax benefit of $17 million, were reported as an extraordinary loss on extinguishment of debt. During 1999, Lyondell retired and partially refinanced debt in the principal amount of $4.1 billion prior to maturity. Unamortized debt issuance costs and amendment fees of $54 million, less a tax benefit of $19 million, were written off and reported as an extraordinary loss on extinguishment of debt. Previously, these debt issuance costs and amendment fees had been deferred and were being amortized to interest expense.


10.  Accounts Receivable

In December 1998, Lyondell entered into a three-year receivables purchase agreement with an independent issuer of receivables-backed commercial paper. Under the terms of the agreement, Lyondell agreed to sell on an ongoing basis and without recourse, designated accounts receivable through December 2001. To maintain the balance of the accounts receivable sold, Lyondell is obligated to sell new receivables as existing receivables are collected. The agreement currently permits the sale of up to $100 million of accounts receivable. The amount of receivables permitted to be sold and actually sold is determined by a formula, which takes into account, among other factors, Lyondell's credit rating. As of December 31, 2000 and 1999, Lyondell's gross accounts receivable that had been sold to the purchasers aggregated $53 million and $76 million, respectively. Increases and decreases in the amount sold have been reported as operating cash flows in the Consolidated Statements of Cash Flows. Costs related to the sale are included in "Other income (expense), net" in the Consolidated Statements of Income.


11.  Inventories

Inventories are stated at the lower of cost or market. In 2000 and 1999, approximately 97% and 93%, respectively, of inventories, excluding materials and supplies, were determined by the last-in, first-out ("LIFO") method. Materials and supplies and other non-LIFO inventories are valued using either the first-in, first-out ("FIFO") or the average cost methods. Inventories were as follows at December 31:

Millions of dollars                                     2000            1999
-------------------                                    ------          ------
Finished goods                                         $  301          $  405
Work-in-process                                             7              31
Raw materials                                              51              44
Materials and supplies                                     33              39
                                                       ------          ------
  Total inventories                                    $  392          $  519
                                                       ======          ======

                           LYONDELL CHEMICAL COMPANY

12.  Property, Plant and Equipment, Net

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows at December 31:

Millions of dollars                                  2000            1999
-------------------                                 ------          ------
Land                                                $   10          $   35
Manufacturing facilities and equipment               2,580           4,406
Construction projects in progress                       95             114
                                                    ------          ------
  Total property, plant and equipment                2,685           4,555
Less accumulated depreciation                          256             264
                                                    ------          ------
  Property, plant and equipment, net                $2,429          $4,291
                                                    ======          ======

No interest was capitalized during 2000, 1999 and 1998. Depreciation expense for 2000, 1999 and 1998 was $160 million, $199 million and $75 million, respectively.


13.  Investment in PO Joint Ventures

As part of the sale of the polyols business and ownership interests in its U.S. PO manufacturing operations to Bayer, Lyondell entered into a U.S. PO manufacturing joint venture with Bayer (the "PO Joint Venture") and a separate joint venture with Bayer for certain related PO/SM technology (the "PO Technology Joint Venture") (see Note 4). Bayer's ownership interest represents ownership of an in kind portion of the PO production of the PO Joint Venture. Bayer's share of PO production from the PO Joint Venture will increase from approximately 1.0 billion pounds for the last nine months of 2000 to approximately 1.6 billion pounds annually in 2004 and thereafter. Lyondell takes in kind the remaining PO production and all co-product (SM and TBA) production from the PO Joint Venture. Under the terms of the operating and logistics agreements, Lyondell operates the PO Joint Venture plants and arranges and coordinates the logistics of PO delivery. The partners share in the cost of production based on their product offtake. Lyondell reports the cost of its product offtake as inventory and cost of sales in its Consolidated Financial Statements. Related cash flows are reported in the operating cash flow section of the Consolidated Statement of Cash Flows. Lyondell's investment in the PO Joint Venture and the PO Technology Joint Venture is reduced through recognition of its share of the depreciation and amortization of the assets of the joint ventures, which is included in cost of sales. Other changes in the investment balance are principally due to additional capital investments by Lyondell in the PO Joint Venture and the PO Technology Joint Venture. Additionally, in December 2000, Lyondell and Bayer formed a separate joint venture for the construction of a world-scale PO/SM plant, known as PO-11, located in The Netherlands. Lyondell sold a 50% interest in the construction project, based on project expenditures to date, to Bayer for approximately $52 million. Lyondell and Bayer each contributed their 50% interest in PO-11 into the joint venture and each will bear 50% of the costs going forward to complete the project. The plant is expected to start up in the second quarter of 2003. Lyondell and Bayer do not share marketing or product sales under either the PO Joint Venture or PO-11.


14.  Other Accrued Liabilities

Other accrued liabilities were as follows at December 31:

Millions of dollars                                   2000          1999
-------------------                                  ------        ------
Accrued taxes other than income                      $  71         $  77
Accrued payroll and benefits                            69           115
Accrued interest                                        67           101
Accrued income taxes                                    20            57
Accrued contractual obligations                         58            70
Other                                                   40            26
                                                     -----         -----
  Total other accrued liabilities                    $ 325         $ 446
                                                     =====         =====

                           LYONDELL CHEMICAL COMPANY

15.  Pension and Other Postretirement Benefits

Lyondell provides defined pension and postretirement benefit plans to employees. The following table provides a reconciliation of benefit obligations, plan assets and the funded status of the plans:

                                                                                      Other
                                                        Pension Benefits       Postretirement Benefits
                                                        ----------------       -----------------------
Millions of dollars                                      2000      1999         2000             1999
-------------------                                     ------    ------       -----            ------
Change in benefit obligation:
  Benefit obligation, January 1                         $  399     $ 487       $  72             $  73
  Service cost                                              14        18           2                 2
  Interest cost                                             31        32           5                 5
  Plan participants' contributions                           1        --          --                --
  Actuarial (gain) loss                                     64       (80)        (11)               (4)
  Net effect of settlements, curtailments and
    special termination benefits                           (10)       --           1                --
  Sale of polyols business                                  (9)       --          --                --
  Benefits paid                                            (53)      (47)         (3)               (4)
  Transfer from Equistar                                    --        --           3                --
  Foreign exchange effects                                  (6)      (11)         --                --
                                                        ------     -----       -----             -----
  Benefit obligation, December 31                          431       399          69                72
                                                        ------     -----       -----             -----
Change in plan assets:
  Fair value of plan assets, January 1                     456       448          --                --
  Actual return of plan assets                               5        56          --                --
  Company contributions                                     14        11           3                 4
  Benefits paid                                            (53)      (47)         (3)               (4)
  Foreign exchange effects                                 (10)      (12)         --                --
                                                        ------     -----       -----             -----
  Fair value of plan assets, December 31                   412       456          --                --
                                                        ------     -----       -----             -----
  Funded status                                            (19)       57         (69)              (72)
  Unrecognized actuarial (gain) loss                        73       (27)          9                19
  Unrecognized prior service cost                            5         6         (26)              (33)
  Unrecognized transition obligation                         3         4          --                --
                                                        ------     -----       -----             -----
  Net amount recognized                                  $  62     $  40       $ (86)            $ (86)
                                                        ======     =====       =====             =====
Amounts recognized in the
  Consolidated Balance Sheets consist of:
  Prepaid benefit cost                                   $  71     $  53       $  --             $  --
  Accrued benefit liability                                 (9)      (13)        (86)              (86)
  Additional minimum liability                             (19)       --          --                --
  Intangible asset                                           3        --          --                --
  Accumulated other comprehensive income                    16        --          --                --
                                                        ------     -----       -----             -----
  Net amount recognized                                  $  62     $  40       $ (86)            $ (86)
                                                        ======     =====       =====             =====

The above table for pension benefits includes foreign pension plans of Lyondell. These plans constituted approximately 20% of the benefit obligation and 25% of the plan assets at December 31, 2000 and 25% of the benefit obligation and 21% of the plan assets at December 31, 1999. The assumptions used in determining the net periodic pension cost and pension obligation for foreign pension plans were based on the economic environment of each applicable country.

The benefit obligation and fair value of assets for pension plans with benefit obligations in excess of plan assets were $152 million and $86 million, respectively, as of December 31, 2000 and $154 million and $122 million, respectively, as of December 31, 1999. The accumulated benefit obligation and fair value of assets for pension plans with accumulated benefit obligations in excess of plan assets were $112 million and $86 million, respectively, as of December 31, 2000 and $16 million and $4 million, respectively, as of December 31, 1999.

                           LYONDELL CHEMICAL COMPANY

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

Net periodic pension and other postretirement benefit costs included the following components:

                                                                                             Other
                                                         Pension Benefits            Postretirement Benefits
                                                     -----------------------         -----------------------
Millions of dollars                                   2000     1999     1998          2000     1999     1998
-------------------                                  -----    -----    -----         -----    -----    -----
Components of net periodic benefit cost:
  Service cost                                       $  14    $  18    $   7         $   2    $   2    $   1
  Interest cost                                         31       32       19             5        5        2
  Expected return of plan assets                       (40)     (40)     (24)           --       --       --
  Prior service cost amortization                        1        1       --            (3)      (3)      (1)
  Actuarial loss amortization                            2        2        1            --        2       --
  Net effect of curtailments, settlements,
      and special termination benefits                 (13)      --        2            (4)      --       --
                                                     -----    -----    -----         -----    -----    -----
  Net periodic benefit cost                          $  (5)   $  13    $   5         $  --    $   6    $   2
                                                     =====    =====    =====         =====    =====    =====


The 2000 net effect of settlements, curtailments, and special termination benefits primarily relates to employees terminated as part of the asset sale to Bayer. The above net periodic benefit costs included five months of expense in 1998 of the business acquired from ARCO Chemical. Foreign pension plans comprised $2 million, $2 million and $1 million of net periodic pension cost for 2000, 1999 and 1998, respectively.

The assumptions used as of December 31, 2000, 1999 and 1998 in determining the domestic net pension cost and net pension liability were as follows:

                                                                                          Other
                                                       Pension Benefits          Postretirement Benefits
                                                     --------------------        ------------------------
                                                     2000    1999    1998         2000      1999     1998
                                                     ----    ----    ----         ----      ----     ----
Weighted-average assumptions as of
  December 31:
  Discount rate                                      7.50%   8.00%   6.75%        7.50%     8.00%    6.75%
  Expected return on plan assets                     9.50%   9.50%   9.50%         - -       - -      - -
  Rate of compensation increase                      4.50%   4.75%   4.75%        4.50%     4.75%    4.75%

For measurement purposes, the assumed annual rate of increase in the per capita cost of covered health care benefits as of December 31, 2000 was 7.0% for 2001 and 5.0% thereafter. A one-percentage-point increase or decrease in assumed health care cost trend rates would not have a material effect on the postretirement benefit obligation or the total of the service and interest cost components.

Lyondell also maintains voluntary defined contribution savings plans for eligible employees. Contributions to the plans by Lyondell were $11 million, $10 million and $4 million for the years ended December 31, 2000, 1999 and 1998, respectively.


16.  Long-Term Debt and Financing Arrangements

In connection with the ARCO Chemical Acquisition, Lyondell executed a bank credit agreement providing for aggregate borrowing of up to $7 billion. As part of the acquisition, Lyondell assumed approximately $870 million of ARCO Chemical debt. Borrowing under the $7 billion Credit Facility of $6.5 billion was used for: (i) the purchase of approximately 97.4 million shares of ARCO Chemical common stock; (ii) repayment of debt, including

                           LYONDELL CHEMICAL COMPANY
the $345 million term note payable to Equistar, short-term borrowing of Lyondell and ARCO Chemical and other long-term borrowing of ARCO Chemical; and (iii) payment of certain debt issuance costs.

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

During May 1999, Lyondell amended the $7 billion Credit Facility. The amended Credit Facility retained the $500 million revolving credit facility and also provided the lenders with additional collateral consisting of its domestic assets (excluding the assets of its subsidiaries), re-priced the existing loans to reflect then market interest rates and revised certain financial covenants. Also in May 1999, Lyondell issued 40.25 million shares of common stock, receiving net proceeds of $736 million. Lyondell also issued $500 million of senior subordinated notes and $1.9 billion of senior secured notes. Lyondell borrowed additional amounts under the amended Credit Facility through the Credit Facility's new $850 million Term Loan E, maturing June 30, 2006, and the Credit Facility's new $150 million Term Loan F, maturing December 31, 2003. Lyondell used the proceeds to retire the $1.25 billion principal amount of Term Loan C, maturing June 30, 1999, and the $2 billion principal amount of Term Loan D, maturing June 30, 2000, and to partially repay principal amounts outstanding under Term Loans A and B under the Credit Facility.

Lyondell used the net proceeds of the March 31, 2000 asset sale to significantly reduce its variable-rate debt. During the first and second quarter 2000, Lyondell used the net proceeds to repay the $1.1 billion of Term Loan A, the $149 million outstanding balance of Term Loan F and $810 million of the outstanding balance of Term Loan B. During the fourth quarter 2000, Lyondell repaid the 9.9% debentures, which matured in November 2000 and reduced the outstanding balance of Term Loan B by an additional $150 million.

Long-term debt consisted of the following at December 31:

Millions of dollars                                       2000           1999
-------------------                                      ------         ------
Term Loan A                                              $   --         $1,095
Term Loan B                                                 193          1,156
Term Loan E                                                 835            844
Term Loan F                                                  --            149
Senior Secured Notes, Series A due 2007, 9.625%             900            900
Senior Secured Notes, Series B due 2007, 9.875%           1,000          1,000
Senior Subordinated Notes due 2009, 10.875%                 500            500
Debentures - due 2000, 9.9%                                  --            200
Debentures - due 2005, 9.375%                               100            100
Debentures - due 2010, 10.25%                               100            100
Debentures - due 2020, 9.8%                                 224            224
Other                                                         2              3
                                                         ------         ------
  Total long-term debt                                    3,854          6,271
Less current maturities                                      10            225
                                                         ------         ------
  Long-term debt, net                                     3,844         $6,046
                                                         ======         ======

The term loans bear interest at the following variable rates: (i) Term Loan A - LIBOR plus 3.25%; (ii) Term Loan B - LIBOR plus 3.75%; (iii) Term Loan E - LIBOR plus 3.875%; and (iv) Term Loan F - LIBOR plus 3.5%.

                           LYONDELL CHEMICAL COMPANY

Aggregate maturities of all long-term debt during the next five years are $10 million in 2001, $11 million in 2002, $44 million in 2003, $85 million in 2004, $87 million in 2005 and $3.6 billion thereafter.

The amended Credit Facility requires Lyondell to issue $470 million of subordinated notes, or more junior securities, by June 2002. The requirement to issue $470 million of subordinated notes will be reduced by $2 for each $1 of equity securities issued by Lyondell, and will be eliminated if Lyondell achieves either (1) a specified total debt to adjusted EBITDA ratio, as defined, or (2) a specified credit rating for its senior unsecured debt. As part of the amendments to the Credit Facility discussed below, Lyondell is seeking additional flexibility with respect to this requirement.

Under the covenant provisions of the amended Credit Facility, Lyondell has agreed to, among other things, (i) maintain certain specified financial ratios and consolidated net worth, in all cases as provided in the Credit Facility,
(ii) refrain from making certain distributions with respect to Lyondell's capital stock, (iii) refrain from making certain investments, as defined, (iv) refrain from allowing its subsidiaries to incur certain types and amounts of debt, and (v) use its best efforts to maintain certain ownership interests in its joint ventures and to ensure that the joint ventures maintain certain capital expenditure and debt levels and cash distribution policies. The breach of these covenants could permit the lenders to declare the loans immediately payable and to terminate future lending commitments.

The indentures under which the senior secured notes and the senior subordinated notes were issued contain covenants that, subject to exceptions, restrict the ability of Lyondell and its subsidiaries to (i) incur additional debt or issue subsidiary preferred stock, (ii) increase aggregate dividends on Lyondell capital stock, (iii) redeem or repurchase capital stock or repurchase subordinated debt, (iv) engage in transactions with affiliates, except on an arms-length basis, (v) create liens or engage in sale and leaseback transactions, (vi) make some types of investments and sell assets, and (vii) consolidate or merge with, or sell substantially all of its assets to, another person. Some of the covenants will no longer apply if the notes achieve specified credit ratings. The notes are unconditionally guaranteed by certain Lyondell subsidiaries (see Note 24). The breach of these covenants could permit the lenders to declare the loans immediately payable.

Lyondell secured an amendment to certain financial covenants in the Credit Facility in February 2000 designed to increase its financial and operating flexibility in the near term. Additionally, the amendment eliminated a cross-default provision in the Credit Facility that could have been triggered by a default by LCR under its debt instruments.

Lyondell was in compliance with all covenants under its Credit Facility and the indentures for the senior secured notes and senior subordinated notes as of December 31, 2000. However, given the poor current business environment, Lyondell is seeking an amendment to the Credit Facility that would further increase its financial and operating flexibility, primarily by making certain financial ratio requirements less restrictive. Lyondell anticipates that the amendment will become effective prior to March 31, 2001.

Lyondell transferred $745 million of long-term debt to Equistar on December 1, 1997 of which $521 million was outstanding at December 31, 2000. As between Equistar and Lyondell, Equistar is primarily liable for the debt. Following amendments to the indentures for $400 million of the debt in November 2000, Lyondell remains a guarantor of $400 million of the debt and a co-obligor for $121 million of the debt. Under certain limited circumstances the debt holders have the right to require repurchase of up to $121 million of the debt.


17.  Financial Instruments

Lyondell does not buy, sell, hold or issue financial instruments for speculative trading purposes.

Foreign currency forward contracts are being used to minimize foreign exchange exposures, which result from euro-denominated capital commitments related to the construction of PO-11. At December 31, 2000, Lyondell had forward contracts outstanding in the notional amount of 134 million euros (approximately $125 million), maturing

                           LYONDELL CHEMICAL COMPANY
monthly from January 2001 to December 2001. There were no significant amounts of financial instruments outstanding at December 31, 1999.

Unrealized gains and losses on the foreign currency forward contracts at December 31, 2000 were not significant and were deferred. Foreign exchange transactions, including the effects of foreign currency derivative instruments, were a net gain of $13 million in 2000, a net loss of $2 million in 1999 and a net gain of $8 million in 1998. The effects of foreign currency derivative instruments were not significant during 2000, 1999 and 1998.

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

The carrying value and the estimated fair value of Lyondell's financial instruments as of December 31, 2000 and 1999 are shown as assets (liabilities) in the table below:

                                               2000                1999
                                        ------------------  -------------------
                                        Carrying    Fair    Carrying     Fair
Millions of dollars                      Value      Value    Value       Value
-------------------                     --------   -------  --------    -------
Nonderivatives:
  Investments and long-term receivables   $1,606    $1,606    $1,015     $1,015
  Long-term debt (including current
   maturities)                             3,854     3,777     6,271      6,334
Derivatives:
  Foreign currency forwards                   --         1        --         --

All derivative instruments are off-balance-sheet instruments.

The fair value of all nonderivative financial instruments included in current assets and current liabilities, including cash and cash equivalents, accounts receivable, accounts payable and notes payable, approximated their carrying value due to their short maturity. Investments and long-term receivables, which consist primarily of equity investments in affiliated companies, were valued using current financial and other available information. Long-term debt, including amounts due within one year, was valued based upon the borrowing rates currently available to Lyondell for debt with terms and average maturities similar to Lyondell's debt portfolio. The fair value of derivative financial instruments represents the amount to be exchanged if the existing contracts were settled at year end and are based on market quotes.

Lyondell is exposed to credit risk related to its financial instruments in the event of nonperformance by the counterparties. Lyondell does not generally require collateral or other security to support these financial instruments. The counterparties to these transactions are major institutions deemed creditworthy by Lyondell. Lyondell does not anticipate nonperformance by the counterparties.


18.  Commitments and Contingencies

Capital Commitments--Lyondell has commitments, including those related to capital expenditures, all made in the normal course of business. At December 31, 2000, major capital commitments included Lyondell's 50% share of those related to the construction of a world-scale PO facility, known as PO-11, in The Netherlands and a major expansion of a TDI facility in France. The outstanding commitments on these two projects totaled $290 million as of December 31, 2000.

Leases--During the third quarter 2000, construction began on a new BDO facility in Europe known as BDO-2. Construction is being financed by a third party lessor. Upon completion in the second quarter of 2002, a subsidiary of Lyondell will lease the facility under an operating lease for a term of five years. Lyondell may, at its option, purchase the facility at any time up to the end of the lease term for an amount equal to the unrecovered construction

                           LYONDELL CHEMICAL COMPANY
costs of the lessor, as defined. If Lyondell does not exercise the purchase option, the facility will be sold and Lyondell will pay the lessor a termination fee to the extent the sales price is less than the residual value of the facility, as defined. The residual value at the end of the lease term is estimated at approximately $185 million. In the transaction documents for BDO-2, Lyondell agreed to comply with certain financial and other covenants that are substantially the same as those contained in the Credit Facility. A breach of those covenants could result in, among other things, Lyondell having to pay the project costs incurred to date. As of December 31, 2000, Lyondell was in compliance with all of those covenants. However, given the poor current business environment, Lyondell is seeking amendments to the transaction documents consistent with the amendments being sought to its Credit Facility. Lyondell anticipates that the amendments will become effective prior to March 31, 2001. See Note 16 above for a discussion of the proposed amendments to the Credit Facility.

TDI Agreements--In January 1995, ARCO Chemical entered into a tolling agreement and a resale agreement with Rhodia covering the entire TDI output of Rhodia's two plants in France, which have a combined average annual capacity of approximately 264 million pounds. Lyondell is currently required to purchase an average minimum of 212 million pounds of TDI per year under the agreements. The aggregate purchase price is a combination based on plant cost and market price. In the second quarter 2000, Lyondell entered into a series of arrangements with Rhodia to expand the capacity at the Pont de Claix plant, which provides TDI to Lyondell under the tolling agreement. The expansion will add approximately 105 million pounds of average annual capacity at the Pont de Claix plant, resulting in a total average annual capacity of approximately 269 million pounds, which is scheduled to be available in the fourth quarter of 2001. After the completion of the expansion, all of the TDI that Lyondell receives from Rhodia will come from the Pont de Claix plant, which is designed to have a more efficient cost structure. Lyondell's average minimum TDI purchase commitment under the revised tolling agreement will be 197 million pounds of TDI per year and will be extended through 2016. The resale agreement, which covered output at the Lille plant, will expire December 31, 2001.

Crude Supply Agreement--Under the Crude Supply Agreement, PDVSA Oil, an affiliate of CITGO and of Petroleos de Venezuela, S.A. ("PDVSA"), the national oil company of the Republic of Venezuela, is required to sell, and LCR is required to purchase, 230,000 barrels per day of extra heavy crude oil. This constitutes approximately 88% of the refinery's refining capacity of 260,000 barrels per day of crude oil. In late April 1998, LCR received notification from PDVSA Oil that it would reduce deliveries of crude oil on the grounds of announced OPEC production cuts. LCR began receiving reduced deliveries of crude oil from PDVSA Oil in August 1998, amounting to 195,000 barrels per day in that month. LCR was advised by PDVSA Oil in May 1999 of a further reduction to 184,000 barrels per day, effective May 1999. On several occasions since then, PDVSA Oil has further reduced certain crude oil deliveries, although it has made payments in partial compensation for such reductions. Subsequently, PDVSA Oil unilaterally increased deliveries of crude oil to LCR to 195,000 barrels per day effective April 2000, to 200,000 barrels per day effective July 2000 and to 230,000 barrels per day effective October 2000. By letter dated February 9, 2001, PDVSA Oil informed LCR that the Venezuelan government, through the Ministry of Energy and Mines, has instructed that production of certain grades of crude oil be reduced effective February 1, 2001. The letter states that PDVSA Oil declares itself in a force majeure situation, but does not announce any reduction in crude oil deliveries to LCR. Although some reduction in crude oil delivery may be forthcoming, it is unclear as to the level of reduction, if any, which may be anticipated. LCR has consistently contested the validity of PDVSA Oil's and PDVSA's reductions in deliveries under the Crude Supply Agreement and, on March 12, 2001, Lyondell, on behalf of LCR, sent a letter to PDVSA Oil and PDVSA disputing the existence and validity of the purported force majeure situation declared by the February 9 letter. PDVSA has announced that it intends to renegotiate the crude supply agreements that it has with all third parties, including LCR. However, they have confirmed that they expect to honor their commitments if a mutually acceptable restructuring of the Crude Supply Agreement is not achieved. The breach or termination of the crude supply agreement would require LCR to purchase all or a portion of its crude oil feedstocks in the merchant market, would subject LCR to significant volatility and price fluctuations and could adversely affect LCR and, therefore, Lyondell.

LCR Debt--On May 5, 2000, Lyondell and CITGO, as partners of LCR, arranged interim financing for LCR to repay the $450 million outstanding under its Construction Facility. On September 15, 2000, Lyondell and CITGO completed the syndication of one-year credit facilities for LCR, which consist of a $450 million term loan to replace the interim financing and a $70 million revolving credit facility to be used for working capital and general business

                           LYONDELL CHEMICAL COMPANY
purposes. Lyondell and CITGO, as partners of LCR, have agreed to pursue a refinancing of the indebtedness, although the final terms have not been determined. Based on previous experience of refinancing LCR's debt and the current conditions of the financial markets, the management of LCR, Lyondell and CITGO anticipate that this debt can be refinanced prior to its maturity.

Cross Indemnity Agreement--In connection with the transfer of assets and liabilities from ARCO (now wholly owned by BP) to Lyondell in 1988, Lyondell agreed to assume certain liabilities arising out of the operation of Lyondell's integrated petrochemicals and refining business prior to July 1, 1988. In connection with the transfer of such liabilities, Lyondell and ARCO entered into an agreement, updated in 1997 ("Revised Cross-Indemnity Agreement"), whereby Lyondell agreed to defend and indemnify ARCO against certain uninsured claims and liabilities which ARCO may incur relating to the operation of Lyondell prior to July 1, 1988, including certain liabilities which may arise out of pending and future lawsuits. For current and future cases related to Lyondell's products and operations, ARCO and Lyondell bear a proportionate share of judgment and settlement costs according to a formula that allocates responsibility based upon years of ownership during the relevant time period. Under the Revised Cross-Indemnity Agreement, Lyondell will assume responsibility for its proportionate share of future costs for waste site matters not covered by ARCO insurance.

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

Indemnification Arrangements Relating to Equistar--Lyondell, Millennium and Occidental have each agreed to provide certain indemnifications to Equistar with respect to the petrochemicals and polymers businesses contributed by the partners. In addition, Equistar agreed to assume third party claims that are related to certain pre-closing contingent liabilities that are asserted prior to December 1, 2004 for Lyondell and Millennium, and May 15, 2005 for Occidental, to the extent the aggregate thereof does not exceed $7 million to each partner, subject to certain terms of the respective asset contribution agreements. As of December 31, 2000, Equistar had expensed approximately $5 million under the $7 million indemnification basket with respect to the business contributed by Lyondell. Equistar also agreed to assume third party claims that are related to certain pre-closing contingent liabilities that are asserted for the first time after December 1, 2004 for Lyondell and Millennium, and for the first time after May 15, 2005 for Occidental.

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

Lyondell is also subject to certain assessment and remedial actions at the LCR refinery under the Resource Conservation and Recovery Act ("RCRA"). In addition, Lyondell has negotiated an order with the Texas Natural Resource Conservation Commission ("TNRCC") for assessment and remediation of groundwater and soil contamination at the LCR refinery. Lyondell also has liabilities under RCRA and various state and foreign government regulations related to five current plant sites and three former plant sites.

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

As of December 31, 2000, Lyondell's environmental liability for future assessment and remediation costs at the above-mentioned sites totaled $31 million. The liabilities per site range from less than $1 million to $13 million and are expected to be incurred over the next two to seven years. In the opinion of management, there is currently no material range of loss in excess of the amount recorded for these sites. However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in other CERCLA, RCRA, TNRCC or other comparable state or foreign law investigations, could require Lyondell to reassess its potential exposure related to environmental matters.

The eight-county Houston/Galveston region has been designated a severe non-attainment area for ozone by the EPA. As a result, the TNRCC has submitted a plan to the EPA to reach and demonstrate compliance with the ozone standard by the year 2007. These emission reduction controls must be installed during the next several years, well in advance of the 2007 deadline. This could result in increased capital investment, which could, in the aggregate, be between $400 million and $500 million before the 2007 deadline, and higher operating costs for Equistar, Lyondell, and LCR. Lyondell has been actively involved with a number of organizations to help solve the ozone problem in the most cost-effective manner and, in January 2001, Lyondell and an organization composed of industry participants filed a lawsuit against the TNRCC to encourage adoption of their alternative plan to achieve the same air quality improvement with less negative economic impact on the region.

In the United States, the Clean Air Act Amendments of 1990 set minimum levels for oxygenates, such as MTBE, in gasoline sold in areas not meeting specified air quality standards. However, while studies by federal and state agencies and other organizations have shown that MTBE is safe for use in gasoline, is not carcinogenic and is effective in reducing automotive emissions, the presence of MTBE in some water supplies in California and other states due to gasoline leaking from underground storage tanks and in surface water from recreational water craft has led to public concern that MTBE may, in certain limited circumstances, affect the taste and odor of drinking water supplies, and thereby lead to possible environmental issues.

Certain federal and state governmental initiatives have sought either to rescind the oxygenate requirement for reformulated gasoline or to restrict or ban the use of MTBE. Such actions, to be effective, would require (i) a waiver of the state's oxygenate mandate, (ii) Congressional action in the form of an amendment to the Clean Air Act or (iii) replacement of MTBE with another oxygenate such as ethanol, a more costly, untested, and less widely available additive. At the federal level, a blue ribbon panel appointed by the U.S. Environmental Protection Agency (the "EPA") issued its report on July 27, 1999. That report recommended, among other things, reducing the use of MTBE in gasoline. During 2000, the EPA announced its intent to seek legislative changes from Congress to give the EPA authority to ban MTBE over a three-year period. Such action would only be granted through amendments to the Clean Air Act. Additionally, the EPA is seeking a ban of MTBE utilizing rulemaking authority contained in the Toxic Substance Control Act. It would take at least three years for such a rule to issue. Recently, however, senior policy analysts at the U.S. Department of Energy presented a study stating that banning MTBE would create significant economic risk. The presentation did not identify any benefits from banning MTBE. The EPA initiatives mentioned above or other governmental actions could result in a significant reduction in Lyondell's MTBE sales. The Company has developed technologies to convert TBA into alternate gasoline blending components should it be necessary to reduce MTBE production in the future.

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

                           LYONDELL CHEMICAL COMPANY

19.  Lease Commitments

Lyondell leases various facilities and equipment under noncancelable lease arrangements for varying periods. As of December 31, 2000, future minimum lease payments for the next five years and thereafter, relating to all noncancelable operating leases with terms in excess of one year were as follows:

          Millions of dollars
          -------------------
          2001                                                     $ 51
          2002                                                       43
          2003                                                       36
          2004                                                       34
          2005                                                       34
          Thereafter                                                163
          Less sublease rentals                                     (51)
                                                                   ----
               Total minimum lease payments                        $310
                                                                   ====

Operating lease net rental expenses for 2000, 1999 and 1998 were $74 million, $106 million and $39 million, respectively.


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

                                         2000                      1999                  1998
                                 --------------------      -------------------    -------------------
Thousands of shares                Shares       EPS         Shares       EPS       Shares       EPS
-------------------              ---------    -------      ---------   -------    ---------   -------
Basic                              117,557      $4.00        103,115     $(.77)      77,669      $.67
Dilutive effect of options             221       (.01)            --        --           30        --
Diluted                            117,778      $3.99        103,115     $(.77)      77,699      $.67
                                 =========    =======      =========     =====     ========   =======

Treasury Stock--From time to time Lyondell purchases its shares in the open market to issue under its employee compensation and benefits plans, including stock option and restricted stock plans. During 1998, Lyondell purchased 500,000 shares for approximately $10 million to be used for such plans. In addition during 1998, Lyondell completed the stock repurchase program authorized by Lyondell's Board of Directors in September 1997. A total of 2,567,051 shares were purchased for $75 million under this stock repurchase program. For the years ended December 31, 2000, 1999 and 1998, respectively, Lyondell reissued, under the Restricted Stock Plan, 71,127 shares, 299,227 shares and 88,848 shares previously purchased.

1999 Incentive Plan--The 1999 Long-Term Incentive Plan ("1999 LTIP") provides for the grant of awards to employees of Lyondell and its subsidiaries. Awards to employees may be in the form of (i) stock options, (ii) stock appreciation rights, payable in cash or common stock, (iii) restricted grants of common stock or units denominated in common stock, (iv) performance grants denominated in common stock or units denominated in common stock that are subject to the attainment of one or more goals, (v) grants of rights to receive the value of a specified number of shares of common stock (phantom stock), and (vi) a cash payment. Awards of common stock under the 1999 LTIP are generally limited to the lesser of ten million shares or 10% of the number of shares of common stock

                           LYONDELL CHEMICAL COMPANY
outstanding at the time of granting of the award. During 2000, Lyondell awarded stock option grants for 2,228,241 shares and grants for 706,345 performance shares under this plan. The weighted-average grant-date fair value of the performance share grants was $12.91 per share. During 1999, Lyondell awarded stock option grants for 1,756,098 shares and grants for 463,123 performance shares under this plan. The weighted-average grant-date fair value of the performance share grants was $17.625 per share.

Restricted Stock Plan--Under the 1995 Restricted Stock Plan, one million shares of common stock are available for grants and awards to officers and other key management employees. Lyondell grants fixed awards of common stock that are forfeitable and subject to restrictions on transfer. Vesting is contingent on the participant's continuing employment at Lyondell for a period specified in the award. During 2000 and 1999, Lyondell granted and issued restricted stock of 71,127 shares and 299,227 shares, respectively, to officers and employees. During 1998 Lyondell granted and issued 88,848 shares of restricted stock to former employees of ARCO Chemical. The shares vest on various dates through May 4, 2003, depending upon the terms of the individual grants. Employees are entitled to receive dividends on the restricted shares.

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

Stock Options--The following table summarizes activity relating to stock options under the 1999 LTIP. As of December 31, 2000, options covering 3,665,767 shares with a weighted average remaining life of 8 years were outstanding at prices ranging from $11.8125 to $20.00 per share of which 520,189 shares were exercisable.

                                                                    Average
                                             Number               Option Price
                                           of Shares                Per Share
                                          ------------            ------------
Balance, January 1, 1999                            --                 $    --
  Granted                                    1,756,098                   17.82
  Cancelled                                   (132,664)                  18.13
                                            ----------
Balance, December 31, 1999                   1,623,434                   17.79
  Granted                                    2,228,241                   13.07
  Cancelled                                   (185,908)                  16.64
                                            ----------
Balance, December 31, 2000                   3,665,767                   14.98
                                            ==========

Lyondell's Executive Long-Term Incentive Plan ("LTI Plan") became effective in November 1988. The last stock options granted under the LTI Plan were granted in March 1994. No additional stock option grants will be made under this plan. As of December 31, 2000, options covering 596,264 shares were outstanding under the LTI Plan with a weighted average remaining life of 2 years, all of which were exercisable at prices ranging from $20.25 to $26.00 per share.

                           LYONDELL CHEMICAL COMPANY

The following summarizes stock option activity for the LTI Plan:

                                                                    Average
                                                   Number        Option Price
                                                  of Shares        Per Share
                                                  ---------      ------------

Balance, January 1, 1998                            732,160            $23.50
  Exercised                                         (92,952)            22.90
  Cancelled                                         (22,727)            23.02
                                                   --------            ------
Balance, December 31, 1998                          616,481            $23.61
  Cancelled                                          (7,884)            23.62
                                                   --------            ------
Balance, December 31, 1999                          608,597            $23.61
  Exercised                                          (6,850)            20.25
  Cancelled                                          (5,483)            21.30
                                                   --------            ------
Balance, December 31, 2000                          596,264            $23.67
                                                   ========

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

                                                                    Average
                                                   Number        Option Price
                                                  of Shares        Per Share
                                                  ---------      ------------
Balance, January 1, 1998                            156,751             29.99
    Cancelled                                       (11,408)            30.00
    Exercised                                          (152)            19.44
                                                  ---------            ------
Balance, December 31, 1998                          145,191             30.00
    Cancelled                                      (145,191)            30.00
                                                  ---------            ------
Balance, December 31, 1999                               --
                                                  =========

Employee stock options are accounted for under the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation cost has been recognized in connection with stock option grants under the plans. The pro forma impact on net income and earnings per share from calculating compensation expense consistent with SFAS No. 123, Accounting for Stock-Based Compensation, in 2000 and 1999 was approximately $6 million, or $.05 per share and $.06 per share, respectively. There were no grants in 1998. The fair value per share of options granted was estimated as of the date of grant using the Black-Scholes option-pricing model and the following assumptions.

                                                    2000          1999
                                                  -----------------------
Fair value per share of options granted             $4.04           $4.67
Fair value assumptions:
  Dividend yield                                        5%              5%
  Expected volatility                                  46%             35%
  Risk-free interest rate                             6.5%              5%
  Maturity, in years                                   10              10

                           LYONDELL CHEMICAL COMPANY

21.  Supplemental Cash Flow Information

Supplemental cash flow information is summarized as follows for the years ended December 31:

Millions of dollars                                  2000    1999    1998
-------------------                                  ----    ----    ----
Interest paid                                        $521    $570    $230
                                                     ====    ====    ====
Net income taxes (received) paid                     $ 57    $(91)   $ 63
                                                     ====    ====    ====

Effective December 31, 1999, Lyondell made a noncash capital contribution to LCR by converting $47 million of its note receivable from LCR to a capital investment in LCR.


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

Intermediate Chemicals and Derivatives--This segment consists of the production and marketing of propylene oxide, propylene glycol, propylene glycol ethers, toluene diisocyanate, styrene monomer and MTBE. The polyether polyols business is included through March 31, 2000, the date of sale to Bayer.

Petrochemicals--This segment consists of the petrochemicals business of Equistar, which includes production and marketing of olefins, including ethylene, propylene and butadiene, aromatics, including benzene and toluene; oxygenated products, including ethylene oxide and derivatives, ethylene glycol, ethanol and MTBE, and specialty products, including refinery blending stocks.

Polymers--This segment consists of the polymers business of Equistar, which includes production and marketing of polyolefins, including HDPE, LDPE, LLDPE; and performance polymers products, including wire and cable insulating resins and compounds, adhesive resins, and fine powders. Equistar's color concentrates and compounds business, which was part of performance polymers products, was sold effective April 30, 1999.

Refining--This segment, which is comprised of LCR operations, consists of: refined petroleum products, including conventional and reformulated gasoline, low sulfur diesel and jet fuel; aromatics, including benzene, toluene, paraxylene and orthoxylene; lubricants, including industrial lubricants, white oils and process oils; carbon black oil; sulfur; residual fuel and petroleum coke.

No customer accounted for 10% or more of consolidated sales during the years ended December 31, 2000, 1999 or 1998. However, under the terms of the LCR Products Agreement (see Note 6), CITGO purchases substantially all of the refined products of the Refining segment.

                           LYONDELL CHEMICAL COMPANY

Summarized financial information for Lyondell's reportable segments is shown in the following table.

                              Intermediate
                              Chemicals and
Millions of dollars            Derivatives       Petrochemicals      Polymers       Refining       Other        Total
-------------------           -------------      --------------      --------       --------       -----        -----
2000
----
Sales and other                      $4,036                                                                     $4,036
  operating revenues
Operating income                        339                                                                        339
Income from equity
  investments                            --                $285          $(76)          $ 86       $ (96)          199
Total assets                          6,150                 336           139            249         173        $7,047
Capital expenditures                    104                                                                        104
Depreciation and
  amortization expense                  279                                                                        279

1999
----
Sales and other
  operating revenues                 $3,693                                                                     $3,693
Operating income                        404                                                                        404
Income from equity
 investments                             --                $183          $ 21           $ 23       $(151)           76
Total assets                          8,557                 314           140            271         216         9,498
Capital expenditures                    131                  --            --             --          --           131
Depreciation and
  amortization expense                  330                  --            --             --          --           330

1998
----
Sales and other
  operating revenues                 $1,447                                                                     $1,447
Unusual charges                          57                                                        $   4            61
Operating income                        108                                                           (4)          104
Income from equity
 investments                             --                $159          $ 89           $110        (123)          235
Total assets                          8,131                 297           201            315         212         9,156
Capital expenditures                     64                  --            --             --          --            64
Depreciation and
  amortization expense                  138                  --            --             --          --           138

The following table presents the details of "Income from equity investments" as presented above in the "Other" column for the years ended December 31:

Millions of dollars                                    2000      1999     1998
-------------------                                   ------    ------   ------
Equistar items not allocated to petrochemicals and
 polymers segments:
  Principally general and administrative expenses
   and interest expense, net                           $(108)    $(171)   $(129)
  Other income, net                                       --        19       --
Income from other equity investments                      12         1        6
                                                       -----     -----    -----
  Total--Other                                         $ (96)    $(151)   $(123)
                                                       =====     =====    =====

                           LYONDELL CHEMICAL COMPANY

The following table presents the details of "Total assets" as presented above in the "Other" column for the years ended December 31:

Millions of dollars                                    2000      1999      1998
-------------------                                   ------    ------    ------
Equistar items not allocated to petrochemicals and
 polymers segments:
  Goodwill                                             $  99     $ 113     $ 126
  Other assets                                            25        40        36
Other equity investments                                  49        63        50
                                                       -----     -----     -----
  Total--Other                                         $ 173     $ 216     $ 212
                                                       =====     =====     =====

The following "Revenues" by country data are based upon the location of the use of the product. The "Long-lived assets" by country data is based upon the location of the assets.

                                     Revenues             Long-Lived Assets
                           ------------------------    ------------------------
Millions of dollars         2000     1999     1998      2000     1999     1998
-------------------        ------   ------   ------    ------   ------   ------
United States              $2,101   $1,826   $  724    $1,482   $2,944   $3,046
Foreign                     1,935    1,867      723       947    1,347    1,465
                           ------------------------    ------------------------
  Total                    $4,036   $3,693   $1,447    $2,429   $4,291   $4,511
                           ========================    ========================

Foreign long-lived assets primarily consist of the net property, plant and equipment of two plants, located in Rotterdam, The Netherlands, and Fos-sur-Mer, France, both of which are part of the IC&D segment. Prior to the purchase of ARCO Chemical as of July 28, 1998, Lyondell had no operations outside the United States and no significant export sales.


23.  Unaudited Quarterly Results

                                                           For the quarter ended
                                                -----------------------------------------------
Millions of dollars, except per share data      March 31   June 30   September 30   December 31
------------------------------------------      --------   -------   ------------   -----------
2000
----
Sales and other operating revenues                $1,136     $ 976          $ 975        $  949
Operating income                                      87       142             97            13
Income from equity investments                        50        66             83           - -
Net income (loss) (a)                                306        46            133           (48)
Basic and diluted earnings (loss) per
 share before extraordinary item (a) (c)            2.69       .39           1.13          (.38)


1999
----
Sales and other operating revenues                $  855     $ 854          $ 976        $1,008
Operating income                                     129       100            100            75
Income from equity investments                        21         8             40             7
Net income (loss) (b)                                  2       (42)           (17)          (58)
Basic and diluted earnings (loss) per
 share before extraordinary item (b) (c)             .02      (.11)          (.11)         (.50)

------------
(a) The first and third quarters of 2000 included after-tax gains on asset sales of $369 million, or $3.14 per share, and $31 million, or $.26 per share, respectively. The first, second and fourth quarters of 2000 included an extraordinary loss on early extinguishment of debt of $11 million, or $.09 per share, $19 million, or $.16 per share, and $3 million, or $.03 per share, respectively.
(b) The second and third quarters of 1999 included an extraordinary loss on early extinguishment of debt of $31 million, $.32 per share, and $4 million, $.03 per share, respectively.

                           LYONDELL CHEMICAL COMPANY

(c) Earnings per common share calculations for each of the quarters are based upon the weighted average number of shares outstanding for each period (basic earnings per share). The sum of the quarters may not necessarily be equal to the full year earnings per share amount.


24. Supplemental Guarantor Information

ARCO Chemical Technology Inc. ("ACTI"), ARCO Chemical Technology L.P. ("ACTLP") and Lyondell Chemical Nederland, Ltd. ("LCNL") are guarantors (collectively "Guarantors") of the Credit Facility as well as the $500 million senior subordinated notes and $1.9 billion senior secured notes issued by Lyondell in May 1999. LCNL, a Delaware corporation, is a wholly owned subsidiary of Lyondell that operates a chemical production facility in Rotterdam, The Netherlands and has been a Guarantor since the Credit Facility was entered into. In April 2000, pursuant to the terms of Lyondell's Credit Facility, ACTI and ACTLP became "significant subsidiaries" as defined in the Credit Facility, and, as such, guarantors of the above-mentioned debt securities. ACTI is a Delaware corporation, which holds the investment in ACTLP. ACTLP is a Delaware limited partnership, which holds and licenses technology to other Lyondell affiliates and to third parties. Separate financial statements of the Guarantors are not considered to be material to the holders of the senior subordinated notes and senior secured notes. The following condensed consolidating financial information present supplemental information for the Guarantors as of and for the years ended December 31, 2000 and 1999.

                           LYONDELL CHEMICAL COMPANY

                 CONDENSED CONSOLIDATING FINANCIAL INFORMATION
                 As of and for the year ended December 31, 2000


                                                                           Non-                             Consolidated
Millions of dollars                      Lyondell       Guarantor       Guarantors       Eliminations         Lyondell
-------------------                      --------       ---------       ----------       ------------       ------------
BALANCE SHEET
Total current assets                       $1,103         $   242       $       --        $        --             $1,345
Property, plant and equipment, net          1,863             566               --                 --              2,429
Other investments and
 long-term receivables                      3,154             413              920             (2,881)             1,606
Goodwill, net                                 738             414               --                 --              1,152
Other assets                                  450              61               --                  4                515
                                           ------         -------             ----            -------             ------
Total assets                               $7,308         $ 1,696             $920            $(2,877)            $7,047
                                           ======         =======             ====            =======             ======

Current maturities of long-term debt       $   10         $    --             $ --        $        --             $   10
Other current liabilities                     501             223               --                 --                724
Long-term debt,
 less current maturities                    3,844              --               --                 --              3,844
Other liabilities                             382              59               --                 --                441
Deferred income taxes                         562             140               --                 --                702
Intercompany liabilities (assets)           1,173          (1,245)              68                  4                 --
Minority interest                             181              --               --                 --                181
Stockholders' equity                          655           2,519              852             (2,881)             1,145
                                           ------         -------             ----            -------             ------
Total liabilities and
 stockholders' equity                      $7,308         $ 1,696             $920            $(2,877)            $7,047
                                           ======         =======             ====            =======             ======
STATEMENT OF INCOME

Sales and other operating revenues         $3,454         $   936             $ --            $  (354)            $4,036
Cost of sales                               3,052             673               --               (354)             3,371
Selling, general and
 administrative expenses                      185               5               --                 --                190
Research and development expense               35              --               --                 --                 35
Amortization of goodwill
 and other intangibles                         79              22               --                 --                101
                                           ------         -------             ----            -------             ------
Operating income                              103             236               --                 --                339
Interest income (expense), net               (479)              1               16                 --               (462)
Other income (expense), net                   754            (137)              --                 --                617
Income from equity investments                176              --              190               (167)               199
Intercompany income (expense)                   4              82              (77)                (9)                --
Provision for income taxes                    162              82               62                (83)               223
                                           ------         -------             ----            -------             ------
Income before
 extraordinary item                           396             100               67                (93)               470
Extraordinary item, net of taxes              (33)             --               --                 --                (33)
                                           ------         -------             ----            -------             ------
Net income                                 $  363         $   100             $ 67            $   (93)            $  437
                                           ======         =======             ====            =======             ======

                           LYONDELL CHEMICAL COMPANY

                      For the year ended December 31, 2000

                                                                           Non-                             Consolidated
Millions of dollars                      Lyondell       Guarantor       Guarantors       Eliminations         Lyondell
-------------------                      --------       ---------       ----------       ------------       ------------
STATEMENT OF CASH FLOWS
Net income                               $    270       $      99       $       68       $         --       $        437
Adjustments to reconcile net
 income to net cash provided
 by (used in) operating activities:
  Depreciation and amortization               222              57               --                 --                279
  Extraordinary item                           33              --               --                 --                 33
  (Gain) loss on sale of assets              (599)              9               --                 --               (590)
  Net changes in working
   capital and other                          244            (217)            (125)                --                (98)
                                         --------       ---------       ----------       ------------       ------------
  Net cash provided by
   (used in) operating
   activities                                 170             (52)             (57)                --                 61
                                         --------       ---------       ----------       ------------       ------------
  Proceeds from sale of
    Assets, net of cash sold                2,281             216               --                 --              2,497
Expenditures for property,
 plant and equipment                          (68)            (36)              --                 --               (104)
Contributions and advances
 to affiliates                                  8              --              (48)                --                (40)
Distributions from affiliates
 in excess of earnings                        (20)             --              105                 --                 85
Other                                          91              --               --                (91)                --
                                         --------       ---------       ----------       ------------       ------------
  Net cash provided
   by investing activities                  2,292             180               57                (91)             2,438
                                         --------       ---------       ----------       ------------       ------------
Payment of debt issuance costs                (20)             --               --                 --                (20)
Repayment of long-term debt                (2,417)             --               --                 --             (2,417)
Dividends paid                               (106)            (91)              --                 91               (106)
                                         --------       ---------       ----------       ------------       ------------
  Net cash used in
   financing activities                    (2,543)            (91)              --                 91             (2,543)
                                         --------       ---------       ----------       ------------       ------------
Effect of exchange rate
 changes on cash                               46             (49)              --                 --                 (3)
                                         --------       ---------       ----------       ------------       ------------
Increase in cash and
 cash equivalents                             (35)            (12)              --                 --                (47)
Cash and cash equivalents:
  Beginning of year                           275              32               --                 --                307
                                         --------       ---------       ----------       ------------       ------------
  End of year                            $    240       $      20       $       --       $         --       $        260
                                         ========       =========       ==========       ============       ============

                           LYONDELL CHEMICAL COMPANY

                 As of and for the year ended December 31, 1999

                                                                           Non-                            Consolidated
Millions of dollars                      Lyondell       Guarantor       Guarantors      Eliminations         Lyondell
-------------------                      --------       ---------       ----------      ------------       ------------
BALANCE SHEET
Total current assets                       $1,567          $  311             $  8      $         --             $1,886
Property, plant and equipment, net          3,650             641               --                --              4,291
Other investments and
 long-term receivables                      2,925              50              936            (2,896)             1,015
Goodwill, net                                 765             780               --                --              1,545
Other assets                                  573             188               --                --                761
                                           ------          ------             ----           -------             ------
Total assets                               $9,480          $1,970             $944           $(2,896)            $9,498
                                           ======          ======             ====           =======             ======

Current maturities of long-term debt       $  225          $   --             $ --      $         --             $  225
Other current liabilities                     614             182               --                --                796
Long-term debt,
 less current maturities                    6,046              --               --                --              6,046
Other liabilities                             330               1               --                --                331
Deferred income taxes                         746             145               --                --                891
Intercompany liabilities (assets)             310            (605)             295                --                 --
Minority interest                             202              --               --                --                202
Stockholders' equity                        1,007           2,247              649            (2,896)             1,007
                                           ------          ------             ----           -------             ------
Total liabilities and
 stockholders' equity                      $9,480          $1,970             $944           $(2,896)            $9,498
                                           ======          ======             ====           =======             ======

STATEMENT OF INCOME

Sales and other operating revenues         $3,225          $  796             $ --           $  (328)            $3,693
Cost of sales                               2,663             556               --              (328)             2,891
Selling, general and
 administrative expenses                      240              --               --                --                240
Research and development expense               58              --               --                --                 58
Amortization of goodwill
 and other intangibles                         65              35               --                --                100
                                           ------          ------             ----           -------             ------
Operating income                              199             205               --                --                404
Interest income (expense), net               (606)              3               14                --               (589)
Other income (expense), net                   151            (146)              --                --                  5
Income from equity investments                354              --               72              (350)                76
Intercompany income (expense)                 (15)            281                5              (271)                --
Provision for (benefit from)
 income taxes                                  10              67               16              (117)               (24)
                                           ------          ------             ----           -------             ------
Income (loss) before
 extraordinary item                            73             276               75              (504)               (80)
Extraordinary item, net of taxes              (35)             --               --                --                (35)
                                           ------          ------             ----           -------             ------
Net income (loss)                          $   38          $  276             $ 75           $  (504)            $ (115)
                                           ======          ======             ====           =======             ======

                           LYONDELL CHEMICAL COMPANY

                      For the year ended December 31, 1999

                                                                           Non-                            Consolidated
Millions of dollars                      Lyondell       Guarantor       Guarantors      Eliminations         Lyondell
-------------------                      --------       ---------       ----------      ------------       ------------
STATEMENT OF CASH FLOWS
Net (loss) income                         $  (466)          $ 277            $  74       $        --            $  (115)
Adjustments to reconcile net
 (loss) income to net cash provided
 by (used in) operating activities:
  Depreciation and amortization               269              61               --                --                330
  Extraordinary item                           35              --               --                --                 35
  Net changes in working
   capital and other                          351            (127)            (174)               --                 50
                                          -------           -----            -----       -----------            -------
  Net cash provided by
   (used in) operating
   activities                                 189             211             (100)               --                300
                                          -------           -----            -----       -----------            -------
Expenditures for property,
 plant and equipment                         (116)            (15)              --                --               (131)
Contributions and advances
 to affiliates                                (18)             --              (34)               --                (52)
Distributions from affiliates
 in excess of earnings                         --              --              134                --                134
Other                                         171              --               --              (167)                 4
                                          -------           -----            -----       -----------            -------
  Net cash provided by
   (used in) investing                         37             (15)             100              (167)               (45)
   activities
                                          -------           -----            -----       -----------            -------

Repayment of long-term debt                (4,122)             --               --                --             (4,122)
Proceeds from issuance
 of long-term debt                          3,400              --               --                --              3,400
Payment of debt issuance costs               (107)             --               --                --               (107)
Issuance of common stock                      736              --               --                --                736
Dividends paid                                (97)           (167)              --               167                (97)
Other                                           8              --               --                --                  8
                                          -------           -----            -----       -----------            -------
  Net cash used in
   financing activities                      (182)           (167)              --               167               (182)
                                          -------           -----            -----       -----------            -------
Effect of exchange rate
 changes on cash                               29             (28)              --                --                  1
                                          -------           -----            -----       -----------            -------
Increase in cash and
 cash equivalents                              73               1               --                --                 74
Cash and cash equivalents:
  Beginning of year                           202              31               --                --                233
                                          -------           -----            -----       -----------            -------
  End of year                             $   275           $  32            $  --       $        --            $   307
                                          =======           =====            =====       ===========            =======

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partnership Governance Committee
of Equistar Chemicals, LP

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of partners' capital and of cash flows present fairly, in all material respects, the financial position of Equistar Chemicals, LP (the "Partnership") and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP


PRICEWATERHOUSECOOPERS LLP

Houston, Texas
March 12, 2001

                            EQUISTAR CHEMICALS, LP

                       CONSOLIDATED STATEMENTS OF INCOME



                                                           For the year ended
                                                               December 31,
                                                         ----------------------
Millions of dollars                                       2000    1999    1998
-------------------                                      ------  ------  ------
Sales and other operating revenues:
     Unrelated parties                                   $5,770  $4,506  $3,987
     Related parties                                      1,725   1,088     537
                                                         ------  ------  ------
                                                          7,495   5,594   4,524
                                                         ------  ------  ------

Operating costs and expenses:
     Cost of sales:

          Unrelated parties                               5,417   4,069   3,437
          Related parties                                 1,491     933     491
     Selling, general and administrative expenses           182     259     229
     Research and development expense                        38      42      40
     Amortization of goodwill and other intangibles          33      33      31
     Restructuring and other unusual charges                 --      96      14
                                                         ------  ------  ------
                                                          7,161   5,432   4,242
                                                         ------  ------  ------
    Operating income                                        334     162     282

Interest expense                                           (185)   (182)   (156)
Interest income                                               4       6      17
Other income, net                                            --      46      --
                                                         ------  ------  ------

Net income and comprehensive income                      $  153  $   32  $  143
                                                         ======  ======  ======



                See Notes to Consolidated Financial Statements.

                             EQUISTAR CHEMICALS, LP

                          CONSOLIDATED BALANCE SHEETS


                                                               December 31,
                                                           --------------------
Millions of dollars                                          2000        1999
                                                           --------    --------
ASSETS
Current assets:
  Cash and cash equivalents                                  $   18      $  108
  Accounts receivable:
    Trade, net                                                  568         491
    Related parties                                             190         209
  Inventories                                                   506         520
  Prepaid expenses and other current assets                      50          32
                                                             ------      ------
          Total current assets                                1,332       1,360

Property, plant and equipment, net                            3,819       3,926
Investment in PD Glycol                                          53          52
Goodwill, net                                                 1,086       1,119
Other assets                                                    292         279
                                                             ------      ------
Total assets                                                 $6,582      $6,736
                                                             ======      ======

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
     Accounts payable:
          Trade                                              $  426      $  424
          Related parties                                        61          35
     Current maturities of long-term debt                        90          92
     Other accrued liabilities                                  166         233
                                                             ------      ------
          Total current liabilities                             743         784

Long-term debt, less current maturities                       2,158       2,169
Other liabilities                                               141         121
Commitments and contingencies                                    --          --
Partners' capital                                             3,540       3,662
                                                             ------      ------
Total liabilities and partners' capital                      $6,582      $6,736
                                                             ======      ======



                See Notes to Consolidated Financial Statements.

                             EQUISTAR CHEMICALS, LP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            For the year ended December 31,
                                                                            -------------------------------
Millions of dollars                                                          2000       1999        1998
-------------------                                                         ------     ------      ------
Cash flows from operating activities:
   Net income                                                                $ 153      $  32       $  143
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                                             310        300          268
     Net loss on disposition of assets                                           5         35            8
     (Increase) decrease in accounts receivable                                (58)      (213)         105
     Decrease in receivables from partners                                      --         --          150
     Decrease in inventories                                                    14         17          118
     Increase in accounts payable                                               28        119           98
     Decrease in payables to partners                                           --         (6)         (66)
     (Decrease) increase in other accrued                                      (65)        82           64
      liabilities
     Net change in other working capital accounts                              (18)        (5)           2
     Other                                                                     (30)       (17)         (59)
                                                                            ------     ------      -------
       Net cash provided by operating activities                               339        344          831
                                                                            ------     ------      -------
Cash flows from investing activities:
  Expenditures for property, plant and equipment                              (131)      (157)        (200)
  Proceeds from sales of assets                                                  4         75            3
                                                                            ------     ------      -------
      Net cash used in investing activities                                   (127)       (82)        (197)
                                                                            ------     ------      -------
Cash flows from financing activities:
  Net borrowing (payments) under lines of credit                                20       (502)         502
  Proceeds from issuance of long-term debt                                      --        898           --
  Payment of debt issuance costs                                                --         (6)          --
  Repayments of long-term debt                                                 (42)      (150)         (35)
  Repayments of obligations under capital leases                                --       (205)          --
  Distributions to partners                                                   (280)      (255)      (1,421)
  Proceeds from Lyondell note repayment                                         --         --          345
                                                                            ------     ------      -------
      Net cash used in financing activities                                   (302)      (220)        (609)
                                                                            ------     ------      -------
(Decrease) increase in cash and cash equivalents                               (90)        42           25
Cash and cash equivalents at beginning of period                               108         66           41
                                                                            ------     ------     --------
Cash and cash equivalents at end of period                                  $   18     $  108     $     66
                                                                            ======     ======     ========

                See Notes to Consolidated Financial Statements.

                            EQUISTAR CHEMICALS, LP

                 CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL


Millions of dollars            Lyondell    Millennium    Occidental     Total
-------------------            --------    ----------    ----------    --------
Balance at January 1, 1998      $1,055       $2,008        $   --       $ 3,063

   Capital contributions:
      Net assets                    --           --         2,097         2,097
      Other                        (14)           9             8             3
   Net income (loss)                84           64            (5)          143
   Distributions to partners      (512)        (460)         (449)       (1,421)
                                -------      -------       -------      --------
Balance at December 31, 1998       613        1,621         1,651         3,885

   Net income                       14            9             9            32
   Distributions to partners      (105)         (75)          (75)         (255)
                                -------      -------       -------      --------
Balance at December 31, 1999       522        1,555         1,585         3,662

   Net income                       63           45            45           153
   Distributions to partners      (114)         (83)          (83)         (280)
   Other                             5           --            --             5
                                -------      -------       -------      --------
Balance at December 31, 2000    $  476       $1,517        $1,547       $ 3,540
                                =======      =======       =======      ========



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

Equistar owns and operates the petrochemicals and polymers businesses contributed by Lyondell, Millennium and Occidental ("Contributed Businesses"), which consist of 17 manufacturing facilities primarily on the U.S. Gulf Coast and in the U.S. Midwest. The petrochemicals segment manufactures and markets olefins, oxygenated products, aromatics and specialty products. Olefins include ethylene, propylene and butadiene, and oxygenated products include ethylene oxide, ethylene glycol, ethanol and methyl tertiary butyl ether ("MTBE"). The petrochemicals segment also includes the production and sale of aromatics, including benzene and toluene. The polymers segment manufactures and markets polyolefins, including high-density polyethylene ("HDPE"), low-density polyethylene ("LDPE"), linear low-density polyethylene ("LLDPE"), polypropylene, and performance polymers, all of which are used in the production of a wide variety of consumer and industrial products. The performance polymers include enhanced grades of polyethylene, including wire and cable insulating resins, and polymeric powders. The concentrates and compounds business, which was part of performance polymers products, was sold effective April 30, 1999 (see Note 5).

                            EQUISTAR CHEMICALS, LP

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


2.  Summary of Significant Accounting Policies

Basis of Presentation--The consolidated financial statements include the the accounts of Equistar and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Accounts Receivable--Equistar sells its products primarily to companies in the petrochemicals and polymers industries. Equistar performs ongoing credit evaluations of its customers' financial condition and, in certain circumstances, requires letters of credit from them. The Partnership's allowance for doubtful accounts, which is reflected in the accompanying Consolidated Balance Sheets as a reduction of accounts receivable, totaled $9 million and $6 million at December 31, 2000 and 1999, respectively.

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

Turnaround Maintenance and Repair Expenses--Cost of major repairs and maintenance incurred in connection with substantial overhauls or maintenance turnarounds of production units at Equistar's manufacturing facilities are deferred and amortized on a straight-line basis until the next planned turnaround, generally five to seven years. These costs are maintenance, repair and replacement costs that are necessary to maintain, extend and improve the operating capacity and efficiency rates of the production units. Equistar amortized $24 million, $25 million and $20 million of deferred turnaround maintenance and repair costs for the years ended December 31, 2000, 1999 and 1998, respectively.

Deferred Software Costs--Costs to purchase and develop software for internal use are deferred and amortized on a straight-line basis over a range of 3 to 10 years. Equistar amortized $13 million, $12 million and $6 million of deferred software costs for the years ended December 31, 2000, 1999 and 1998, respectively.

                            EQUISTAR CHEMICALS, LP

Goodwill--Goodwill includes goodwill contributed by Millennium and goodwill recorded in connection with the contribution of Occidental's assets. Goodwill is being amortized using the straight-line method over 40 years. Accumulated amortization of goodwill was $232 million, $199 million and $166 million at December 31, 2000, 1999 and 1998, respectively.

Investment in PD Glycol--Equistar holds a 50% interest in a joint venture with E.I. DuPont de Nemours and Company that owns an ethylene glycol facility in Beaumont, Texas. This investment was contributed by Occidental in 1998. The investment in PD Glycol is accounted for using the equity method of accounting. At December 31, 2000 and 1999, Equistar's underlying equity in the net assets of PD Glycol exceeded the cost of the investment by $7 million and $8 million, respectively. The excess is being accreted into income on a straight-line basis over a period of 25 years.

Environmental Remediation Costs--Expenditures related to investigation and remediation of contaminated sites, which include operating facilities and waste disposal sites, are accrued when it is probable a liability has been incurred and the amount of the liability can be reasonably estimated. The estimated liabilities have not been discounted to present value. Environmental remediation costs are expensed or capitalized in accordance with accounting principles generally accepted in the United States of America.

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

Comprehensive Income--Equistar had no items of other comprehensive income during the years ended December 31, 2000, 1999 and 1998.

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

Derivatives--Adoption of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, did not have a significant impact on the Consolidated Financial Statements of Equistar. The statement is effective for Equistar's calendar year 2001.

Reclassifications--Certain previously reported amounts have been reclassified to conform to classifications adopted in 2000.


3.  Occidental Contributed Business

On May 15, 1998, Equistar was expanded with the contribution of certain assets from Occidental. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations for these assets are included in the accompanying Consolidated Statements of Income prospectively from May 15, 1998. Occidental contributed assets and liabilities to Equistar with a net fair value of $2.1 billion in exchange for a 29.5%

                            EQUISTAR CHEMICALS, LP
interest in the Partnership. Equistar also issued a promissory note to an Occidental subsidiary in the amount of $420 million, which was subsequently paid in cash in June 1998. The fair value was allocated to the assets contributed and liabilities assumed based upon the estimated fair values of such assets and liabilities at the date of the contribution. The fair value was determined based upon a combination of internal valuations performed by Lyondell, Millennium and Occidental using the income approach. The fair values of the assets contributed and liabilities assumed by the Partnership on May 15, 1998 were as follows:

 Millions of dollars
 -------------------
 Total current assets                                   $  281
 Property, plant and equipment                           1,964
 Investment in PD Glycol                                    58
 Goodwill                                                   43
 Deferred charges and other assets                          49
                                                        ------
          Total assets                                  $2,395
                                                        ======

 Other current liabilities                              $   79
 Long-term debt                                            205
 Other liabilities and deferred credits                     14
 Partners' capital                                       2,097
                                                        ------
          Total liabilities and partners' capital       $2,395
                                                        ======


The unaudited pro forma combined historical results of Equistar as if the Occidental Contributed Business had been contributed on January 1, 1998 were as follows:

                                                     For the year ended
Millions of dollars                                   December 31, 1998
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


4.  Related Party Transactions

Product Transactions with Lyondell--Lyondell has purchased benzene, ethylene, propylene and other products at market-related prices from Equistar since Lyondell's acquisition of ARCO Chemical Company in July 1998. Currently, Equistar sells ethylene, propylene and benzene to Lyondell at market-related prices pursuant to agreements dated effective as of August 1999. Under the agreements, Lyondell is required to purchase 100% of its benzene, ethylene and propylene requirements for its Channelview and Bayport, Texas facilities, with the exception of quantities of one product that Lyondell is obligated to purchase under a supply agreement with an unrelated third party entered into prior to 1999 and expiring in 2015. The initial term of each of the agreements between Equistar and Lyondell expires on December 31, 2014. After the initial term, each of those agreements automatically renews for successive one-year periods and either party may terminate any of the agreements on one year's notice. The pricing terms under the agreements between Equistar and Lyondell are similar to the pricing terms under the ethylene sales agreement between Equistar and Occidental Chemical. In addition, a wholly owned subsidiary of Lyondell licenses MTBE technology to Equistar. Lyondell also purchases a significant portion of the MTBE produced by Equistar at one of its two Channelview units at market-related prices. Sales to Lyondell totaled $572 million, $242 million and $89 million for the years ended December 31, 2000 and 1999 and for the period from August 1, 1998 to December 31, 1998, respectively. Purchases from Lyondell totaled $2 million, $6 million and $2

                            EQUISTAR CHEMICALS, LP
million for the years ended December 31, 2000 and 1999 and for the period from August 1, 1998 to December 31, 1998, respectively.

Product Transactions with Occidental Chemical--Equistar and Occidental Chemical entered into a Sales Agreement, dated May 15, 1998 ("Ethylene Sales Agreement"). Under the terms of the Ethylene Sales Agreement, Occidental Chemical agreed to purchase an amount of ethylene from Equistar equal to 100% of the ethylene feedstock requirements of Occidental Chemical's United States plants less any quantities up to 250 million pounds tolled in accordance with the provisions of such agreement. Upon three years notice from either party to the other, Equistar's maximum supply obligation in any calendar year under the Ethylene Sales Agreement may be "phased down" as set forth in the agreement, provided that no phase down may occur prior to January 1, 2009. In accordance with the phase down provisions of the agreement, the annual minimum requirements set forth in the agreement must be phased down over at least a five year period so that the annual required minimum cannot decline to zero prior to December 31, 2013 unless certain specified force majeure events occur. The Ethylene Sales Agreement provides for sales of ethylene at market-related prices. In addition to ethylene, Equistar sells methanol, ethers, and glycols to Occidental Chemical. During the years ended December 31, 2000 and 1999 and the period from May 15, 1998 to December 31, 1998, Equistar sold Occidental Chemical $558 million, $435 million and $171 million, respectively, of product, primarily under the Ethylene Sales Agreement.

Equistar also purchases various products from Occidental Chemical. During the years ended December 31, 2000 and 1999 and the period from May 15, 1998 to December 31, 1998, purchases from Occidental Chemical totaled $2 million, $2 million and $4 million, respectively.

Product Transactions with Millennium--Equistar sells ethylene to Millennium at market-related prices pursuant to an agreement entered into in connection with the formation of Equistar. Under this agreement, Millennium is required to purchase 100% of its ethylene requirements for its LaPorte, Texas facility. The initial term of the contract expired December 1, 2000 and thereafter, renews annually. Either party may terminate on one year's notice. Neither party has provided notice of termination of the agreement. The pricing terms of this agreement are similar to the pricing terms of the Ethylene Sales Agreement with Occidental Chemical. Equistar sold Millennium $90 million, $54 million, and $41 million of ethylene in 2000, 1999 and 1998, respectively.

Equistar purchases vinyl acetate monomer ("VAM") feedstock from Millennium at formula-based market prices pursuant to an agreement entered into in connection with the formation of Equistar. Under this agreement, Equistar is required to purchase 100% of its VAM feedstock requirements for its LaPorte, Texas, Clinton, Illinois, and Morris, Illinois plants for the production of ethylene vinyl acetate products at those locations. The initial term of the contract expires December 31, 2000 and thereafter, renews annually. Either party may terminate on one year's notice of termination. The initial term will extend until December 31, 2002 if Millennium elects to increase the amount of ethylene purchased under the Ethylene Sales Agreement. Millennium did not elect to increase the amount of ethylene purchased under the Ethylene Sales Agreement. Therefore, the contract for VAM purchases expired December 31, 2000 and was subsequently renewed for one year under the automatic renewal provisions.
During the years ending December 31, 2000, 1999 and 1998, purchases from Millennium, primarily of vinyl acetate monomer, were $16 million, $12 million, and $14 million, respectively.

Product Transactions with Oxy Vinyls, LP--Occidental Chemical owns 76% of Oxy Vinyls, LP ("Oxy Vinyls"), a joint venture company formed with an unrelated third party effective May 1, 1999. Equistar sells ethylene to Oxy Vinyls for Oxy Vinyls' LaPorte, Texas facility at market-related prices pursuant to an agreement dated effective as of June 1998, which agreement was assigned to Oxy Vinyls by one of its owners. The initial term of the agreement expires on December 31, 2003. After the initial term, the agreement automatically renews for successive one year periods and either party may terminate the agreement on 24 months' notice. Ethylene sales to Oxy Vinyls totaled $67 million for the year ended December 31, 2000 and $93 million for the period from May 1, 1999 to December 31, 1999.

Transactions with LYONDELL--CITGO Refining LP-Lyondell's rights and obligations under the terms of its product sales and feedstock purchase agreements with LYONDELL-CITGO Refining LP ("LCR"), a joint venture investment of Lyondell, were assigned to Equistar. Accordingly, certain olefins by-products are sold to LCR for processing into gasoline and certain refinery products are sold to Equistar as feedstocks. Sales of product to LCR

                            EQUISTAR CHEMICALS, LP
were $425 million, $250 million and $223 million and purchases from LCR were $264 million, $190 million and $131 million for the years ended December 31, 2000, 1999 and 1998, respectively. Equistar also assumed certain processing arrangements as well as storage obligations between Lyondell and LCR and provides certain marketing and information processing services for LCR. Aggregate charges under these various service agreements of $15 million, $13 million and $15 million were made to LCR by Equistar for the years ended December 31, 2000, 1999 and 1998, respectively. All of the agreements between LCR and Equistar are on terms generally representative of prevailing market prices.

Transactions with LMC--Lyondell Methanol Company, L.P. ("LMC") sells all of its products to Equistar. For the years ending December 31, 2000, 1999 and 1998, purchases from LMC were $165 million, $95 million and $103 million, respectively. Equistar sells natural gas to LMC at prices generally representative of its cost. Purchases by LMC of natural gas feedstock from Equistar totaled $85 million, $46 million and $44 million for the years ended December 31, 2000, 1999 and 1998, respectively. Equistar provides operating and other services for LMC under the terms of existing agreements that were assumed by Equistar from Lyondell, including the lease to LMC by Equistar of the real property on which its methanol plant is located. Pursuant to the terms of those agreements, LMC pays Equistar a management fee and reimburses certain expenses of Equistar at cost. Management fees charged by Equistar to LMC totaled $6 million during each of the years ending December 31, 2000, 1999 and 1998.

Shared Services Agreement with Lyondell--During 1998 and 1999, Lyondell provided certain administrative services to Equistar, including legal, risk management, treasury, tax and employee benefit plan administrative services, while Equistar provided services to Lyondell in the areas of health, safety and environment, human resources, information technology and legal. In November 1999, Lyondell and Equistar announced an agreement to utilize shared services more broadly, consolidating such services among Lyondell and Equistar. These services included information technology, human resources, materials management, raw material supply, customer supply chain, health, safety and environmental, engineering, research and development, facility services, legal, accounting, treasury, internal audit, and tax (the "Shared Services Agreement"). Beginning January 1, 2000, employee-related and indirect costs were allocated between the two companies in the manner prescribed in the Shared Services Agreement, while direct third party costs, incurred exclusively for either Lyondell or Equistar, were charged directly to that entity. During the years ended December 31, 2000, 1999 and 1998, Lyondell charged Equistar $133 million, $9 million and $3 million for these services. The increased charges to Equistar during 2000 resulted from the increase in services provided by Lyondell under the Shared Services Agreement. During the years ended December 31, 1999 and 1998, Equistar charged Lyondell approximately $8 million and approximately $1 million, respectively, for services. There were no billings from Equistar to Lyondell for the year ended December 31, 2000.

Shared Services and Shared--Site Agreements with Millennium-Equistar and Millennium have entered into a variety of operating, manufacturing and technical service agreements related to the business of Equistar and the businesses retained by Millennium Petrochemicals. These agreements include the provision by Equistar to Millennium Petrochemicals of materials management, certain utilities, administrative office space, and health and safety services. During the years ended December 31, 2000, 1999 and 1998, Equistar charged Millennium Petrochemicals $2 million, $3 million and $5 million for these services. These agreements also include the provision by Millennium Petrochemicals to Equistar of certain operational services, including barge dock access. During each of the years ended December 31, 2000, 1999 and 1998, Millennium Petrochemicals charged Equistar less than $1 million for these services.

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

Transition Services Agreement with Occidental Chemical--On June 1, 1998, Occidental Chemical and Equistar entered into a Transition Services Agreement. Under the terms of the Transition Services Agreement, Occidental Chemical agreed to provide Equistar certain services in connection with the Occidental Contributed Business,

                            EQUISTAR CHEMICALS, LP
including services related to accounting, payroll, office administration, marketing, transportation, purchasing and procurement, management, human resources, customer service, technical services and others. Predominantly all services under the Transition Services Agreement ceased in June 1999 in accordance with the terms of the agreement. Health, safety, and environmental services were extended until December 31, 1999 as permitted by the Transition Services Agreement. During the year ended December 31, 1999 and the period from June 1, 1998 to December 31, 1998, Equistar expensed $2 million and $6 million, respectively, in connection with services provided pursuant to the Transition Service Agreement.

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

Note Receivable from Lyondell LP--Upon formation of the Partnership, Lyondell LP contributed capital to Equistar in the form of a $345 million promissory note ("Lyondell Note"). The Lyondell Note bore interest at LIBOR plus a market spread. The note was repaid in full by Lyondell in July 1998. Interest income on the Lyondell Note totaled $13 million during 1998.


5.  Sale of Concentrates and Compounds Business

Effective April 30, 1999, Equistar completed the sale of its concentrates and compounds business. The transaction included two manufacturing facilities, located in Heath, Ohio and Crockett, Texas, and related inventories. Equistar's proceeds from the sale were approximately $75 million.


6.  Restructuring and Other Unusual Charges

During the fourth quarter 1999, Equistar recorded a charge of $96 million associated with decisions to shut down certain polymer reactors and to consolidate certain administrative functions between Lyondell and Equistar. The decision to shut down the reactors was based on their high production cost, market conditions in the polyethylene industry and the flexibility to utilize more efficient reactors to meet customer requirements. Accordingly, Equistar recorded a charge of $72 million to adjust the asset carrying values. The remaining $24 million of the total charge represents severance and other employee-related costs for approximately 500 employee positions that are being eliminated. The eliminated positions, primarily administrative functions, resulted from opportunities to share such services between Lyondell and Equistar and, to a lesser extent, positions associated with the shut down polymer reactors. Through December 31, 2000, approximately $19 million of severance and other employee-related costs had been paid and charged against the accrued liability. As of December 31, 2000, substantially all of the employee terminations had been completed and the remaining liability was eliminated.

In 1998, Equistar recorded and paid, as incurred, an additional $12 million in restructuring charges related to the initial merger and integration of Equistar. These costs included costs associated with the consolidation of operations and facilities of $11 million and other miscellaneous charges of $1 million.


7.  Accounts Receivable

In December 1998, Equistar entered into a purchase agreement with an independent issuer of receivables-backed commercial paper. Under the terms of the agreement, Equistar agreed to sell on an ongoing basis and without recourse, designated accounts receivable. To maintain the balance of the accounts receivable sold, Equistar is obligated to sell new receivables as existing receivables are collected. The agreement continues until terminated upon notice by either party.

                            EQUISTAR CHEMICALS, LP

At December 31, 1998, 1999 and 2000, Equistar's gross accounts receivable that had been sold to the purchasers aggregated $130 million. Increases and decreases in the amount have been reported as operating cash flows in the Consolidated Statements of Cash Flows. Costs related to the sale are included in "Selling, general and administrative expenses" in the Consolidated Statements of Income.

8.  Inventories

Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out ("LIFO") basis except for materials and supplies, which are valued at average cost. Inventories at December 31, 2000 and 1999 consisted of the following:

Millions of dollars                                2000          1999
-------------------                               ------        ------
Finished goods                                    $  273        $  278
Work-in-process                                       16            10
Raw materials                                        123           137
Materials and supplies                                94            95
                                                  ------        ------
     Total inventories                            $  506        $  520
                                                  ======        ======

The excess of the current cost of inventories over book value was approximately $165 million at December 31, 2000.


9.  Property, Plant and Equipment, Net

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows at December 31:

Millions of dollars                                2000          1999
-------------------                               ------        ------
Land                                              $   78        $   78
Manufacturing facilities and equipment             5,769         5,656
Construction in progress                             134           134
                                                  ------        ------
     Total property, plant and equipment           5,981         5,868
Less accumulated depreciation                      2,162         1,942
                                                  ------        ------
     Property, plant and equipment, net           $3,819        $3,926
                                                  ======        ======

No interest was capitalized during 2000, 1999 and 1998. Depreciation expense for the years ending December 31, 2000, 1999 and 1998 was $229 million, $221 million and $200 million, respectively.

In July 1998, the depreciable lives of certain assets, primarily manufacturing facilities and equipment, were increased from a range of 5 to 25 years to a range of 5 to 30 years. The change was made to more accurately reflect the estimated periods during which such assets will remain in service, based upon Equistar's actual experience with those assets. This change was accounted for as a change in accounting estimate and resulted in a $33 million decrease in depreciation expense for 1998.

                            EQUISTAR CHEMICALS, LP

10.  Other Accrued Liabilities

Other accrued liabilities at December 31, 2000 and 1999 were as follows:

Millions of dollars                                2000          1999
-------------------                               ------        ------
Accrued property taxes                            $   73        $   68
Accrued payroll costs                                 38            68
Accrued interest                                      52            50
Other                                                  3            47
                                                  ------        ------
     Total other accrued liabilities              $  166        $  233
                                                  ======        ======


11.  Pension and Other Postretirement Benefits

All full-time regular employees of the Partnership are covered by defined benefit pension plans sponsored by Equistar. The plans became effective January 1, 1998, except for union represented employees formerly employed by Millennium, whose plans were contributed to Equistar on December 1, 1997, and union represented employees formerly employed by Occidental, whose plans were contributed to Equistar on May 15, 1998. In connection with the formation of Equistar, there were no pension assets or obligations contributed to Equistar, except for the union represented plans described above. Retirement benefits are based upon years of service and the employee's highest three consecutive years of compensation during the last ten years of service. Equistar accrues pension costs based upon an actuarial valuation and funds the plans through periodic contributions to pension trust funds as required by applicable law. Equistar also has unfunded supplemental nonqualified retirement plans, which provide pension benefits for certain employees in excess of the tax qualified plans' limits. In addition, Equistar sponsors unfunded postretirement benefit plans other than pensions for both salaried and nonsalaried employees, which provide medical and life insurance benefits. These postretirement health care plans are contributory while the life insurance plans are noncontributory.

The following table provides a reconciliation of benefit obligations, plan assets and the funded status of these plans:

                                                                                                                  Other
                                                               Pension Benefits                          Postretirement Benefits
                                                         -----------------------------                 ----------------------------
Millions of dollars                                       2000                   1999                   2000                  1999
-------------------                                      ------                 ------                 ------                ------
Change in benefit obligation:
  Benefit obligation, January 1                          $   99                 $   88                 $   77                $   69
  Service cost                                               17                     22                      2                     4
  Interest cost                                               9                      7                      6                     6
  Actuarial loss (gain)                                       8                     (8)                    11                    (2)

  Net effect of curtailments, settlements
    and special termination benefits                         (1)                    --                      1                    --
  Transfer to Lyondell                                       --                     --                     (3)                   --
  Benefits paid                                             (12)                   (10)                    (2)                   --
                                                         ------                 ------                 ------                ------
  Benefit obligation, December 31                           120                     99                     92                    77
                                                         ------                 ------                 ------                ------
Change in plan assets:
  Fair value of plan assets, January 1                      101                     88                     --                    --
  Actual return of plan assets                               (3)                     7                     --                    --
  Partnership contributions                                  31                     16                      2                    --
  Benefits paid                                             (12)                   (10)                    (2)                   --
                                                         ------                 ------                 ------                ------
  Fair value of plan assets, December 31                    117                    101                     --                    --
                                                         ------                 ------                 ------                ------

  Funded status                                              (3)                     2                    (91)                  (77)

  Unrecognized actuarial loss                                24                      5                     20                    13
                                                         ------                 ------                 ------                ------
  Net amount recognized                                  $   21                 $    7                 $  (71)               $  (64)
                                                         ======                 ======                 ======                ======


                            EQUISTAR CHEMICALS, LP

                                                                                                                  Other
                                                               Pension Benefits                          Postretirement Benefits
                                                         -----------------------------                 ----------------------------
Millions of dollars                                       2000                   1999                   2000                  1999
-------------------                                      ------                 ------                 ------                ------
Amounts recognized in the
  Consolidated Balance Sheets consist of:
    Prepaid benefit cost                                 $   35                 $   33                 $   --                $   --
    Accrued benefit liability                               (14)                   (26)                   (71)                  (64)

                                                         ------                 ------                 ------                ------
  Net amount recognized                                  $   21                 $    7                 $  (71)               $  (64)

                                                         ======                 ======                 ======                ======

The benefit obligation, accumulated benefit obligation and fair value of assets for pension plans with benefit obligations in excess of plan assets were $63 million, $42 million and $40 million, respectively, as of December 31, 2000 and $40 million, $26 million and $13 million, respectively, as of December 31, 1999.

Net periodic pension and other postretirement benefit costs included the following components:


                                                                                                         Other
                                                      Pension Benefits                          Postretirement Benefits
                                                -----------------------------                 ----------------------------
Millions of dollars                              2000       1999        1998                   2000       1999       1998
-------------------                             -----------------------------                 ----------------------------
Components of net periodic
     benefit cost:
  Service cost                                  $   17     $   22      $   16                 $    2     $    4     $    3
  Interest cost                                      9          7           5                      6          6          4
  Amortization of actuarial loss                    --          1          --                      1          1         --
  Expected return of plan assets                    (8)        (8)         (6)                    --         --         --
  Net effect of curtailments,
   settlements and special termination
   benefits                                         (1)        --          --                      1         --         --
                                                -----------------------------                 ----------------------------
 Net periodic benefit cost                      $   17     $   22      $   15                 $   10     $   11     $    7
                                                =============================                 ============================

                                                                                                         Other
                                                      Pension Benefits                          Postretirement Benefits
                                                -----------------------------                 ----------------------------
                                                 2000       1999        1998                   2000       1999       1998
                                                -----------------------------                 ----------------------------
Weighted-average assumptions as of
  December 31:
  Discount rate                                  7.50%      8.00%       6.75%                  7.50%      8.00%      6.75%
  Expected return on plan assets                 9.50%      9.50%       9.50%                   --          --         --
  Rate of compensation increase                  4.50%      4.75%       4.75%                  4.50%      4.75%      4.75%

For measurement purposes, the assumed annual rate of increase in the per capita cost of covered health care benefits as of December 31, 2000 was 7.0% for 2001 and 5.0% thereafter. The health care cost trend rate assumption does not have a significant effect on the amounts reported. To illustrate, increasing or decreasing the assumed health care cost trend rates by one percentage point in each year would change the accumulated postretirement benefit liability as of December 31, 2000 by less than $1 million and would not have a material effect on the aggregate service and interest cost components of the net periodic postretirement benefit cost for the year then ended.

Equistar also maintains voluntary defined contribution savings plans for eligible employees. Contributions to the plans by Equistar were $17 million, $20 million and $15 million for the years ended December 31, 2000, 1999 and 1998, respectively.


12.  Long-Term Debt and Financing Arrangements

In February 1999, Equistar and Equistar Funding Corporation ("Equistar Funding") co-issued $900 million of debt securities. Equistar Funding, a wholly owned subsidiary of Equistar, is a Delaware corporation formed for the sole purpose of facilitating the financing activities of Equistar. Equistar is jointly and severally liable with Equistar Funding on the outstanding notes and new notes. The debt securities include $300 million of 8.50% Notes, which will mature on February 15, 2004, and $600 million of 8.75% Notes, which will mature on February 15, 2009. Equistar used the net proceeds from this offering (i) to repay the $205 million outstanding under a capitalized lease

                            EQUISTAR CHEMICALS, LP
obligation relating to Equistar's Corpus Christi facility, (ii) to repay the outstanding balance under the $500 million credit agreement, after which the $500 million credit agreement was terminated, (iii) to repay the outstanding $150 million, 10.00% Notes due in June 1999, and (iv) to the extent of the remaining net proceeds, to reduce outstanding borrowing under the five-year credit facility and for Partnership working capital purposes.

Equistar has a five-year, $1.25 billion credit facility with a group of banks expiring November 2002. Borrowing under the facility bears interest at either the Federal Funds rate plus 1/2 of 1%, LIBOR plus 1/2 of 1%, a fixed rate offered by one of the sponsoring banks or interest rates that are based on a competitive auction feature wherein the interest rate can be established by competitive bids submitted by the sponsoring banks, depending upon the type of borrowing made under the facility. Borrowing under the facility had a weighted average interest rate of 7.13% and 6.0% at December 31, 2000 and 1999, respectively. Millennium America Inc., a subsidiary of Millennium, provided limited guarantees with respect to the payment of principal and interest on a total of $750 million principal amount of indebtedness under the $1.25 billion revolving credit facility. However, the lenders may not proceed against Millennium America Inc. until they have exhausted their remedies against Equistar. The guarantee will remain in effect indefinitely, but at any time after December 31, 2004, Millennium America Inc. may elect to terminate the guarantee if certain conditions are met including financial ratios and covenants. In addition, Millennium America Inc. may elect to terminate the guarantee if Millennium Petrochemicals Inc. sells its interests in Millennium GP and Millennium LP or if those entities sell their interests in Equistar, provided certain conditions are met including financial ratios and covenants.

The credit facility is available for working capital and general Partnership purposes as needed and contains covenants that, subject to exceptions, restrict sale and leaseback transactions, lien incurrence, debt incurrence, sales of assets and mergers and consolidations, and require Equistar to maintain specified financial ratios, in all cases as provided in the credit facility. The breach of these covenants could permit the lenders to declare the loans immediately payable and to terminate future lending commitments.

Equistar was in compliance with all covenants under its credit facility as of December 31, 2000. However, given the poor current business environment, Equistar is seeking an amendment to its credit facility that would increase its financial and operating flexibility, primarily by making certain financial ratio requirements less restrictive. Equistar anticipates that the amendment will become effective prior to March 31, 2001.

The terminated $500 million credit agreement was entered into on June 12, 1998. Borrowing under the agreement bore interest at either the Federal Funds rate plus 1/2 of 1%, LIBOR plus 0.625%, a fixed rate offered by one of the sponsoring banks or interest rates that were based on a competitive auction feature.

Long-term debt at December 31 consisted of the following:


Millions of dollars                               2000            1999
-------------------                              ------          ------
Bank credit facilities:
     5-year term credit facility                 $  820          $  800
Other debt obligations:
     Medium-term notes (due 2000-2005)              121             163
     9.125% Notes due 2002                          100             100
     8.50% Notes due 2004                           300             300
     6.50% Notes due 2006                           150             150
     8.75% Notes due 2009                           598             598
     7.55% Debentures due 2026                      150             150
     Other                                            9              --
                                                 ------          ------
          Total long-term debt                    2,248           2,261
Less current maturities                              90              92
                                                 ------          ------
          Total long-term debt, net              $2,158          $2,169
                                                 ======          ======

Aggregate maturities of long-term debt during the next five years are as follows: 2001-$90 million; 2002-$921 million; 2003-$29 million; 2004-$300 million; 2005-$5 million; and thereafter-$903 million.

                            EQUISTAR CHEMICALS, LP

The 8.75% Notes have a face amount of $600 million and are shown net of unamortized discount. The medium-term notes mature at various dates from 2001 to 2005 and had a weighted average interest rate of 9.6% and 10.0% at December 31, 2000 and 1999, respectively.

The medium-term Notes, the 9.125% Notes, the 6.5% Notes and the 7.55% Debentures were assumed by Equistar from Lyondell when Equistar was formed in 1997. As between Equistar and Lyondell, Equistar is primarily liable for this debt. Lyondell remains a co-obligor for the medium-term notes and certain events involving only Lyondell could give rise to events of default under those notes, permitting the obligations to be accelerated. If such an event permitted more than $50 million of the medium-term notes to be accelerated, the lenders under Equistar's $1.25 billion revolving credit facility would have the right to accelerate all debt outstanding under the facility and to terminate future lending commitments. $90 million aggregate principal amount of the medium-term notes will mature on August 1, 2001. Under certain limited circumstances, the holders of the medium-term notes have the right to require repurchase of the notes. Following amendments to the identures for the 9.125% Notes and 6.5% Notes and the 7.55% Debentures in November 2000, Lyondell remains a guarantor of that debt but not a co-obligor. The consolidated financial statements of Lyondell are filed as an exhibit to Equistar's Annual Report on Form 10-K for the year ended December 31, 2000.

13.  Financial Instruments

Equistar does not buy, sell, hold or issue financial instruments for speculative trading purposes.

Beginning October 1999, Equistar entered into over-the-counter "derivatives" and price collar agreements for crude oil with Occidental Energy Marketing, Inc., a subsidiary of Occidental, to help manage its exposure to commodity price risk with respect to crude-oil related raw material purchases. At December 31, 2000, "derivatives" agreements covering 5.1 million barrels and maturing from January 2001 through July 2001 were outstanding. The carrying value and fair market value of these derivative instruments at December 31, 2000 represented a liability of $13 million and was based on quoted market prices. At December 31, 1999, "derivatives" and collar agreements covering 2.4 million and 1.5 million barrels, respectively, and maturing in January 2000, were outstanding. Both the carrying value and fair market value of these derivative instruments at December 31, 1999 represented an asset of $7 million and was based on quoted market prices. Unrealized gains and losses on "derivatives" and price collars are deferred until realized at which time they are reflected in the cost of the purchased raw material. See Item 7a. Disclosure of Market and Regulatory Risk-- Commodity Price Risk.

The fair value of all nonderivative financial instruments included in current assets and current liabilities, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximated their carrying value due to their short maturity. Based on the borrowing rates currently available to Equistar for debt with terms and average maturities similar to Equistar's debt portfolio, the fair value of Equistar's long-term debt, including amounts due within one year, was approximately $2.1 billion and $2.2 billion at December 31, 2000 and 1999, respectively.

Equistar had issued letters of credit totaling $1 million and $6 million at December 31, 2000 and 1999, respectively.


14.  Commitments and Contingencies

Commitments--Equistar has various purchase commitments for materials, supplies and services incident to the ordinary conduct of business. In the aggregate, such commitments are not at prices in excess of current market. See also
Note 4, describing related party commitments.

Equistar is party to various unconditional purchase obligation contracts as a purchaser for product and services. At December 31, 2000, future minimum payments under these contracts with noncancelable contract terms in excess of one year were as follows:

   Millions of dollars
   -------------------
   2001                                       $ 29
   2002                                         27
   2003                                         23
   2004                                         22
   2005                                         22
   Thereafter                                  118
                                              ----
      Total minimum contract payments         $241
                                              ====

Equistar's total purchases under these agreements were $35 million, $39 million and $35 million for the years ending December 31, 2000, 1999 and 1998, respectively.

                            EQUISTAR CHEMICALS, LP

Indemnification Arrangements--Lyondell, Millennium and Occidental have each agreed to provide certain indemnifications to Equistar with respect to the petrochemicals and polymers businesses contributed by the partners. In addition, Equistar agreed to assume third party claims that are related to certain pre-closing contingent liabilities that are asserted prior to December 1, 2004 for Lyondell and Millennium, and May 15, 2005 for Occidental, to the extent the aggregate thereof does not exceed $7 million to each partner, subject to certain terms of the respective asset contribution agreements. As of December 31, 2000, Equistar had incurred a total of $16 million for these uninsured claims and liabilities. Equistar also agreed to assume third party claims that are related to certain pre-closing contingent liabilities that are asserted for the first time after December 1, 2004 for Lyondell and Millennium, and for the first time after May 15, 2005 for Occidental.

Environmental--Equistar's policy is to be in compliance with all applicable environmental laws. Equistar is subject to extensive environmental laws and regulations concerning emissions to the air, discharges to surface and subsurface waters and the generation, handling, storage, transportation, treatment and disposal of waste materials. Some of these laws and regulations are subject to varying and conflicting interpretations. In addition, Equistar cannot accurately predict future developments, such as increasingly strict requirements of environmental laws, inspection and enforcement policies and compliance costs therefrom which might affect the handling, manufacture, use, emission or disposal of products, other materials or hazardous and non-hazardous waste. Equistar had no reserves for environmental matters as of December 31, 2000 and 1999.

The eight-county Houston/Galveston region has been designated a severe non-attainment area for ozone by the EPA. As a result, the Texas Natural Resource Conservation Commission ("TNRCC") has submitted a plan to the EPA to reach and demonstrate compliance with the ozone standard by the year 2007. These emission reduction controls must be installed during the next several years, well in advance of the 2007 deadline. This could result in increased capital investment, which could be between $150 million and $300 million before the 2007 deadline, as well as higher annual operating costs for Equistar. Equistar has been actively involved with a number of organizations to help solve the ozone problem in the most cost-effective manner and, in January 2001, Equistar and an organization composed of industry participants filed a lawsuit against the TNRCC to encourage adoption of their alternative plan to achieve the same air quality improvement with less negative economic impact on the region.

In the United States, the Clean Air Act Amendments of 1990 set minimum levels for oxygenates, such as MTBE, in gasoline sold in areas not meeting specified air quality standards. However, while studies by federal and state agencies and other organizations have shown that MTBE is safe for use in gasoline, is not carcinogenic and is effective in reducing automotive emissions, the presence of MTBE in some water supplies in California and other states due to gasoline leaking from underground storage tanks and in surface water from recreational water craft has led to public concern that MTBE may, in certain limited circumstances, affect the taste and odor of drinking water supplies, and thereby lead to possible environmental issues.

Certain federal and state governmental initiatives have sought either to rescind the oxygenate requirement for reformulated gasoline or to restrict or ban the use of MTBE. Such actions, to be effective, would require (i) a waiver of the state's oxygenate mandate, (ii) Congressional action in the form of an amendment to the Clean Air Act or (iii) replacement of MTBE with another oxygenate such as ethanol, a more costly, untested, and less widely available additive. At the federal level, a blue ribbon panel appointed by the EPA issued its report on July 27, 1999. That report recommended, among other things, reducing the use of MTBE in gasoline. During 2000, the EPA announced its intent to seek legislative changes from Congress to give the EPA authority to ban MTBE over a three-year period. Such action would only be granted through amendments to the Clean Air Act. Additionally, the EPA is seeking a ban of MTBE utilizing rulemaking authority contained in the Toxic Substance Control Act. It would take at least three years for such a rule to issue. Recently, however, senior policy analysts at the U.S. Department of Energy presented a study stating that banning MTBE would create significant economic risk. The presentation did not identify any benefits from banning MTBE. The EPA initiatives mentioned above or other governmental actions could result in a significant reduction in Equistar's MTBE sales. Equistar has developed technologies to convert its process to produce alternate gasoline blending components should it be necessary to reduce MTBE production in the future.

                            EQUISTAR CHEMICALS, LP

General--The Partnership is also subject to various lawsuits and proceedings. Subject to the uncertainty inherent in all litigation, management believes the resolution of these proceedings will not have a material adverse effect upon the financial statements or liquidity of Equistar.

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


15.  Lease Commitments

Equistar leases various facilities and equipment under noncancelable lease arrangements for various periods. At December 31, 2000, future minimum lease payments relating to noncancelable operating leases with lease terms in excess of one year were as follows:


   Millions of dollars
   -------------------
   2001                                      $ 83
   2002                                        66
   2003                                        59
   2004                                        54
   2005                                        48
   Thereafter                                 317
                                             ----
      Total minimum lease payments           $627
                                             ====


Operating lease net rental expense was $115 million, $112 million and $110 million for the years ending December 31, 2000, 1999 and 1998, respectively.

Equistar leases railcars for the distribution of products in its polymers business segment. The railcars are leased under two master leases entered into in 1999 and a third master lease entered into in 1996 by Millennium and assumed by Equistar upon its formation on December 1, 1997. The leases have five renewable one-year terms and mature after the fifth year. Equistar may, at its option, purchase the railcars during or at the end of the lease term for an amount generally equal to the lessor's unrecovered costs, as defined. If Equistar does not exercise the purchase option, the railcars will be sold and Equistar will pay the lessor to the extent the proceeds from the sale of the railcars are less than their quaranteed residential value, as defined by the agreements. The guaranteed residual value under these leases was approximately $185 million at December 31, 2000.

16.  Supplemental Cash Flow Information

Supplemental cash flow information is summarized as follows for the periods presented:


                                              For the year ended December 31,
                                             ---------------------------------
Millions of dollars                            2000        1999         1998
-------------------                          --------    --------     --------

Cash paid for interest                       $    180    $    146     $    154
                                             ========    ========     ========


17.  Segment Information and Related Information

Using the guidelines set forth in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, Equistar has identified two reportable segments in which it operates. The reportable segments are petrochemicals and polymers. The petrochemicals segment includes olefins, oxygenated products, aromatics and specialty products. Olefins include ethylene, propylene and butadiene, and the oxygenated products include ethylene oxide, ethylene glycol, ethanol and MTBE. Aromatics include benzene and toluene. The polymers segment consists of polyolefins, including high-density polyethylene, low-density polyethylene, linear low-density polyethylene, polypropylene, and performance polymers. The performance polymers include enhanced grades of polyethylene, including wire and cable insulating resins, and polymeric powders. The concentrates and compounds business, which was part of performance polymers, was sold effective April 30, 1999 (see Note 5).

                            EQUISTAR CHEMICALS, LP

No customer accounted for 10% or more of sales during the years ended December 31, 2000, 1999 or 1998.

The accounting policies of the segments are the same as those described in "Summary of Significant Accounting Policies" (see Note 2).

Summarized financial information concerning Equistar's reportable segments is shown in the following table. Intersegment sales between the petrochemicals and polymers segments were made at prices based on current market values.


Millions of dollars                       Petrochemicals    Polymers     Unallocated     Eliminations      Consolidated
-------------------                       --------------    --------     -----------     ------------      ------------
For the year ended December 31, 2000:
Sales and other operating
 operating revenues:
    Customers                                     $5,144      $2,351          $   --          $   --            $7,495
    Intersegment                                   1,887          --              --           (1,887)               --
                                                  ------      ------          ------          -------           -------
                                                   7,031       2,351              --           (1,887)            7,495
Operating income (loss)                              694        (185)           (175)              --               334
Total assets                                       3,693       1,534           1,355               --             6,582
Capital expenditures                                  79          46               6               --               131
Depreciation and amortization expense                199          55              56               --               310

For the year ended December 31, 1999:
Sales and other operating
 operating revenues:
    Customers                                      3,435       2,159              --               --             5,594
    Intersegment                                   1,324          --              --           (1,324)               --
                                                  ------      ------          ------          -------           -------
                                                   4,759       2,159              --           (1,324)            5,594
Restructuring and other unusual charges               --          --              96               --                96
Operating income                                     447          51            (336)              --               162
Total assets                                       3,671       1,551           1,514               --             6,736
Capital expenditures                                  61          83              13               --               157
Depreciation and amortization expense                194          53              53               --               300

For the year ended December 31, 1998:
Sales and other operating
 operating revenues:
    Customers                                      2,362       2,162              --               --             4,524
    Intersegment                                   1,112          46              --           (1,158)               --
                                                  ------      ------          ------          -------           -------
                                                   3,474       2,208              --           (1,158)            4,524
Restructuring and other unusual charges               --          --              14               --                14
Operating income                                     319         177            (214)              --               282
Total assets                                       3,625       1,563           1,477               --             6,665
Capital expenditures                                  71         116              13               --               200
Depreciation and amortization expense                152          65              51               --               268

                            EQUISTAR CHEMICALS, LP

The following table presents the details of "Operating income" as presented above in the "Unallocated" column for the years ended December 31, 2000, 1999 and 1998.


   Millions of dollars                                           2000        1999        1998
   -------------------                                          ------      ------      ------
   Expenses not allocated to petrochemicals and polymers:
     Principally general and administrative expenses            $ (175)     $ (240)     $ (200)
     Restructuring and other unusual charges                        --         (96)        (14)
                                                                ------      ------      ------
          Total-Unallocated                                     $ (175)     $ (336)     $ (214)
                                                                ======      ======      ======

The following table presents the details of "Total assets" as presented above in the "Unallocated" column as of December 31, for the years indicated:


   Millions of dollars                                    2000        1999        1998
   -------------------                                   ------      ------      ------

   Cash                                                  $   18      $  108      $   66
   Accounts receivable-trade and related parties             16          18          14
   Prepaids and other current assets                         17          22          25
   Property, plant and equipment, net                        56          58          48
   Goodwill, net                                          1,086       1,119       1,151
   Other assets                                             162         189         173
                                                         ------      ------      ------
                                                         $1,355      $1,514      $1,477
                                                         ======      ======      ======


18.  Subsequent Event

Equistar discontinued production at its Port Arthur, Texas, polyethylene facility on February 28, 2001 and shut down the facility. Closed production units include a 240 million pounds per year HDPE reactor and an LDPE reactor with annual capacity of 160 million pounds. These units and a 300 million pounds per year HDPE reactor mothballed in 1999 have been shut down permanently. The asset values of these production units were previously adjusted as part of a $96 million restructuring charge recognized in 1999. Equistar expects to incur approximately $20 million of costs, including severance benefits for approximately 125 people at the Port Arthur facility as well as shutdown-related costs.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Partnership Governance Committee
of LYONDELL-CITGO Refining LP

In our opinion, the accompanying balance sheets at December 31, 2000 and 1999, and the related statements of income, partners' capital and cash flows for the years then ended, present fairly, in all material respects, the financial position of LYONDELL-CITGO Refining LP (the Partnership) at December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The Partnership's credit facilities mature in September 2001. Management's plans in regard to this matter are discussed in Note 2.


/s/ PricewaterhouseCoopers LLP


PricewaterhouseCoopers LLP

February 15, 2001

                          INDEPENDENT AUDITORS' REPORT



To the Partnership Governance Committee
  of LYONDELL-CITGO Refining LP:

We have audited the accompanying statements of income, partners' capital, and cash flows of LYONDELL-CITGO Refining LP (a Limited Partnership) for the year ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the results of operations, changes in partners' capital and cash flows of LYONDELL-CITGO Refining LP for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP


DELOITTE & TOUCHE LLP

Houston, Texas
February 11, 1999

                           LYONDELL-CITGO REFINING LP

                              STATEMENTS OF INCOME


                                                            For the year ended December 31,
                                                            -------------------------------
Millions of dollars                                           2000         1999        1998
-------------------                                          ------       ------      ------
Sales and other operating revenues                          $4,075       $2,571      $2,055

Operating costs and expenses:
     Cost of sales:
          Crude oil and feedstock                            3,246        1,959       1,264
          Operating and other expenses                         580          473         490
     Selling, general and administrative expenses               60           66          78
     Unusual charges                                            --            6          10
                                                             -----        -----       -----
                                                             3,886        2,504       1,842
                                                             -----        -----       -----
     Operating income                                          189           67         213
Interest expense                                               (63)         (45)        (44)
Interest income                                                  2            1           1
                                                             -----        -----       -----
     Income before state income taxes                          128           23         170
Provision for (benefit from) state income taxes                 --           (1)          1
                                                             -----        -----       -----
Net income                                                   $ 128        $  24       $ 169
                                                             =====        =====       =====

                       See Notes to Financial Statements.

                           LYONDELL-CITGO REFINING LP

                                 BALANCE SHEETS

                                                                  December 31,
                                                             ---------------------
Millions of dollars                                           2000           1999
-------------------                                          ------         ------
ASSETS
Current assets:
     Cash and cash equivalents                             $     1        $    16
     Accounts receivable:
          Trade, net                                            75             43
          Related parties and affiliates                       131            101
     Inventories                                                90             47
     Prepaid expenses and other current assets                  13             12
                                                           -------        -------
          Total current assets                                 310            219
                                                           -------        -------
Property, plant and equipment                                2,292          2,255
Construction projects in progress                              127            112
Accumulated depreciation and amortization                   (1,100)        (1,017)
                                                           -------        -------
                                                             1,319          1,350
Deferred charges and other assets                               67             60
                                                           -------        -------
Total assets                                               $ 1,696        $ 1,629
                                                           =======        =======
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
     Accounts payable:
          Trade                                            $   108        $    75
          Related parties and affiliates                       187            129
     Distribution payable to Lyondell Partners                  18             33
     Distribution payable to CITGO Partners                     13             23
     Loan payable to bank                                       20             --
     Current maturities of long-term debt                       --            450
     Note payable                                              450             --
     Taxes, payroll and other liabilities                       71             47
                                                           -------        -------
          Total current liabilities                            867            757
                                                           -------        -------
Loans payable to Lyondell Partners                             229            219
Loans payable to CITGO Partners                                 35             28
Pension, postretirement benefit and other liabilities           57             69
                                                           -------        -------
          Total long-term liabilities                          321            316
Commitments and contingencies
Partners' capital                                              508            556
                                                           -------        -------
Total liabilities and partners' capital                    $ 1,696        $ 1,629
                                                           =======        =======

                       See Notes to Financial Statements.

                           LYONDELL-CITGO REFINING LP

                            STATEMENTS OF CASH FLOWS

                                                                           For the year ended December 31,
                                                                           --------------------------------
Millions of dollars                                                         2000         1999         1998
-------------------                                                        ------       ------       ------
Cash flows from operating activities:
     Net income                                                            $ 128        $  24        $ 169
     Adjustments to reconcile net income to
       net cash provided by operating activities:
          Depreciation and amortization                                      112          103          100
          Increase in accounts receivable - trade, net                       (32)          (4)          (2)
          (Increase) decrease in accounts receivable - related parties       (30)         (75)          16
          (Increase) decrease  in inventories                                (43)          59           (9)
          Decrease (increase) in prepaid expenses and other current assets    10          (10)          (1)
          Increase in accounts payable - trade                                38            4            4
          Increase (decrease) in accounts payable - related parties           59           87          (83)
          Increase in taxes, payroll and other liabilities                    24            9            3
          (Increase) in deferred charges and other assets and change
               in pension, postretirement benefit and other liabilities      (44)         (16)         (28)
                                                                           -----        -----        -----
               Net cash provided by operating activities                     222          181          169
                                                                           -----        -----        -----
Cash flows from investing activities:
     Expenditures for property, plant and equipment:
          Maintenance capital expenditures                                    (7)         (13)         (19)
          Environmental capital expenditures                                 (12)         (19)         (12)
          Capital enhancement expenditures                                   (41)         (24)         (27)
          Refinery upgrade expenditures                                       --           --           (3)
                                                                           -----        -----        -----
               Total capital expenditures                                    (60)         (56)         (61)
     Other                                                                    (1)          (1)          (1)
                                                                           -----        -----        -----
               Net cash used in investing activities                         (61)         (57)         (62)
                                                                           -----        -----        -----
Cash flows from financing activities:
     Proceeds from (repayment of) bank loan                                   20          (20)          20
     Payment of current maturities of long-term debt                        (450)          --           --
     Proceeds from PDVSA loan                                                439           --           --
     Contributions from Lyondell Partners                                     25           --           --
     Contributions from CITGO Partners                                        18           --           --
     Proceeds from Lyondell Partners' loans                                    4           35           35
     Proceeds from CITGO Partners' loans                                      13           25           19
     Distributions to Lyondell Partners                                     (144)        (101)        (130)
     Distributions to CITGO Partners                                        (101)         (71)         (92)
                                                                           -----        -----        -----
               Net cash used in financing activities                        (176)        (132)        (148)
                                                                           -----        -----        -----
Decrease in cash and cash equivalents                                        (15)          (8)         (41)
Cash and cash equivalents at beginning of period                              16           24           65
                                                                           -----        -----        -----
Cash and cash equivalents at end of period                                 $   1        $  16        $  24
                                                                           =====        =====        =====

                       See Notes to Financial Statements.

                           LYONDELL-CITGO REFINING LP

                        STATEMENTS OF PARTNERS' CAPITAL


                                Lyondell           CITGO
Millions of dollars             Partners          Partners          Total
-------------------            ----------        ----------        -------
Balance, January 1, 1998            $  68              $605         $ 673
     Distributions                   (113)              (80)         (193)
     Net income                       110                59           169
                                    -----              ----         -----
Balance, December 31, 1998             65               584           649
     Other contributions               47                32            79
     Distributions                   (115)              (81)         (196)
     Net income                        23                 1            24
                                    -----              ----         -----
Balance, December 31, 1999             20               536           556
     Cash contributions                25                18            43
     Distributions                   (128)              (91)         (219)
     Net income                        86                42           128
                                    -----              ----         -----
Balance, December 31, 2000          $   3              $505         $ 508
                                    =====              ====         =====

                       See Notes to Financial Statements.

                           LYONDELL-CITGO REFINING LP

                         NOTES TO FINANCIAL STATEMENTS


1. The Partnership

On July 1, 1993, Lyondell Chemical Company ("Lyondell") and CITGO Petroleum Corporation ("CITGO") announced the commencement of operations of LYONDELL-CITGO Refining LP ("LCR" or the "Partnership") (formerly LYONDELL-CITGO Refining Company Ltd.), a new entity formed and owned by subsidiaries of Lyondell and CITGO in order to own and operate a refinery ("Refinery") located adjacent to the Houston Ship Channel in Houston, Texas and a lube oil blending and packaging plant in Birmingport, Alabama.

Lyondell owns its interest in the Partnership through wholly owned subsidiaries, Lyondell Refining LP, LLC ("Lyondell LP") and Lyondell Refining Company ("Lyondell GP"). Lyondell LP and Lyondell GP together are known as Lyondell Partners. CITGO holds its interest through CITGO Refining Investment Company ("CITGO LP") and CITGO Gulf Coast Refining, Inc. ("CITGO GP"), both wholly owned subsidiaries of CITGO. CITGO LP and CITGO GP together are known as CITGO Partners. Lyondell Partners and CITGO Partners together are known as the Partners.

During 1998 LCR converted from a Texas limited liability company to a Delaware limited partnership. Accordingly, the name was changed from LYONDELL-CITGO Refining Company Ltd. to LYONDELL-CITGO Refining LP. LCR will continue in existence until it is dissolved under the terms of the Limited Partnership Agreement (the "Agreement").

The Partners have agreed to allocate net income and cash provided by operating activities based on certain contributions and other factors instead of allocating such amounts based on their capital account balances. Based upon these contributions and other factors, Lyondell Partners and CITGO Partners had ownership interests of approximately 59 percent and 41 percent, respectively, as of December 31, 2000.

At December 31, 2000, the Partnership employed approximately 1,000 full-time employees. Of these, approximately 600 were covered by a collective bargaining agreement between LCR and the Paper, Allied-Industrial, Chemical and Energy Workers International Union ("PACE"). This agreement expires January 31, 2002. LCR also uses the services of independent contractors in the routine conduct of its business.


2. Liquidity

LCR has $450 million outstanding under a one-year term credit facility, which expires in September 2001. LCR has previously been successful in refinancing the $450 million debt with a syndication of banks (See Note 8). The management of Lyondell and CITGO are pursuing a refinancing of the debt, although the final terms have not been determined. Based on previous experience of refinancing its debt and the current conditions of the financial markets, the management of LCR, Lyondell and CITGO anticipate that this debt will be refinanced prior to its maturity.


3.  Summary of Significant Accounting Policies

Revenue Recognition - Revenue from product sales is recognized upon delivery of products to customers.

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

                           LYONDELL-CITGO REFINING LP

Accounts Receivable - The Partnership sells its products primarily to companies in the petrochemical and refining industries. The Partnership performs ongoing credit evaluations of its customers' financial condition and in certain circumstances requires letters of credit from them. The Partnership's allowance for doubtful accounts receivable, which is reflected in the Balance Sheets as a reduction of accounts receivable-trade, totaled approximately $25,000 and $50,000 at December 31, 2000 and 1999, respectively.

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

Effective January 1, 1998, the depreciable life of assets related to an upgrade project completed in February 1997 was increased from twenty to twenty-four years. These changes were accounted for as a change in accounting estimate. The gross value of these assets when the depreciable life changed was approximately $1 billion with accumulated depreciation of approximately $52 million. The increase in the depreciable life of these assets decreased depreciation expense by approximately $9 million for each of the years ended December 31, 2000, 1999 and 1998.

Turnaround Maintenance and Repair Expenses - Cost of repairs and maintenance incurred in connection with turnarounds of major units at the Refinery exceeding $5 million are deferred and amortized using the straight-line method, until the next planned turnaround, generally four to six years. These costs consist of maintenance, repair and replacement costs that are necessary to maintain, extend and improve the operating capacity and efficiency rates of the production units. Amortization of deferred turnaround costs for 2000, 1999 and 1998 was approximately $11 million, $13 million and $12 million, respectively. Other turnaround costs and ordinary repair and maintenance costs are expensed as incurred.

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

Exchanges - Inventory exchange transactions, which involve homogeneous commodities in the same line of business and do not involve the payment or receipt of cash, are not accounted for as purchases and sales. Any resulting volumetric exchange balances are accounted for as inventory in accordance with
the normal LIFO valuation policy.   Exchanges settled through payment or receipt
of cash are accounted for as purchases or sales.

Income Taxes - Deferred taxes result from temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes and are calculated based upon cumulative book and tax differences in the Balance Sheets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes.

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

Long-Lived Assets Impairment - In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed Of, LCR reviews its long-lived assets for impairment on an exception basis whenever events or changes in circumstances indicate a potential loss in utility. Impairment losses are recognized in the Statements of Income.

                           LYONDELL-CITGO REFINING LP

Comprehensive Income - LCR had no items of other comprehensive income during the three years ended December 31, 2000.

Derivatives - Adoption of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, did not have a significant impact on the Financial Statements of LCR. The statement is effective for LCR's calendar year 2001. There is no transition adjustment needed at December 31, 2000.

Reclassifications - Certain previously reported amounts have been reclassified to conform to classifications adopted in 2000.


4.  Related Party Transactions

LCR is party to agreements with the following related parties:

  .  PDVSA
  .  PDV Holding, Inc.
  .  PDVSA Oil
  .  PDVSA Services
  .  CITGO
  .  CITGO Partners
  .  Lyondell
  .  Lyondell Partners
  .  Equistar Chemicals, LP ("Equistar"), a 41% owned investment of Lyondell

LCR buys a substantial majority of its crude oil supply at deemed product-based prices, adjusted for certain indexed items (see Note 13), from PDVSA Oil under the terms of a long-term crude oil supply agreement ("Crude Supply Agreement").

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

During both 1999 and 1998, LCR paid Lyondell Partners approximately $9 million, for interest on loans related to funding a portion of the upgrade project at the Refinery and other capital expenditures. Also, during 1999 and 1998, LCR paid CITGO Partners approximately $1 million and $2 million, respectively, for interest on loans related to funding a portion of the upgrade project at the Refinery and other capital expenditures. In accordance with the terms of LCR's credit facility (See Note 8) no interest was paid to Lyondell Partners or CITGO Partners on these loans during 2000.

During 2000 LCR paid PDVSA approximately $15 million for interest on the $450 million interim financing from May 5, 2000 through September 15, 2000. During 2000 LCR paid PDV Holding, Inc. approximately $1 million for interest on the interim $70 million revolver loan from May 5, 2000 through September 15, 2000 (See Note 8).

                           LYONDELL-CITGO REFINING LP

Related party transactions are summarized as follows:

                                                                            For the year ended December 31,
     Millions of dollars                                             2000                1999                1998
     -------------------                                            ------              ------              ------
LCR billed related parties for the following:
---------------------------------------------
  Sales of products:
    Equistar                                                       $  264              $  190              $  131
    CITGO                                                           2,879               1,755               1,424
    PDVSA Services                                                     14                  --                  --
  Services and cost sharing arrangements:
    Lyondell                                                            2                   3                   4
    CITGO                                                              --                   2                  --
  Delivery shortfalls under Crude Supply
    Agreement:  PDVSA Oil                                              --                  12                  --

Related parties billed LCR for the following:
---------------------------------------------
  Purchase of products:
    Equistar                                                          425                 250                 223
    CITGO                                                              52                  46                  31
    PDVSA                                                           1,796                 764                 547
  Transportation charges:
    CITGO                                                               1                   1                   1
    PDVSA                                                               1                   4                   9
  Services and cost sharing arrangements:
    Equistar                                                           15                  13                  15
    Lyondell                                                            4                   4                   4
    CITGO                                                               2                   1                  --


5.  Supplemental Cash Flow Information

At December 31, 2000, 1999 and 1998, property, plant and equipment included approximately $3 million, $7 million and $9 million, respectively, of non-cash additions which related to accounts payable accruals.

During 2000, 1999 and 1998, LCR paid interest of approximately $41 million, $37 million and $43 million, respectively. No interest costs were capitalized in 2000, 1999 or 1998. During 1998, LCR paid approximately $1 million for state income and franchise taxes.

During the third quarter 2000, LCR recorded certain non-cash financing transactions. Proceeds from the $450 million one-year credit facility completed on September 15, 2000, net of approximately $11 million of loan costs, were paid directly to the holder of the interim financing note. Also, approximately $6 million was paid by Lyondell directly to CITGO for Lyondell's share of previous capital funding loans made by CITGO to LCR.

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


6.  Financial Instruments

The fair value of all financial instruments included in current assets and current liabilities, including cash and cash equivalents, accounts receivable, accounts payable, loans payable to bank and note payable, approximated their

                           LYONDELL-CITGO REFINING LP
carrying value due to their short maturity. The fair value of long-term loans payable, to related parties, approximated their carrying value because they bear interest at variable rates.

At December 31, 2000, LCR had issued letters of credit totaling approximately $10 million.

The Partnership is party to take-or-pay contracts for hydrogen. At December 31, 2000, future minimum payments under these contracts with noncancelable contract terms in excess of one year were as follows:

      Millions of dollars
      -------------------
          2001                                  $ 47
          2002                                    34
          2003                                    31
          2004                                    32
          2005                                    32
          Thereafter                             368
                                                ----
      Total minimum payments                    $544
                                                ====

Total LCR purchases under these agreements were approximately $78 million, $87 million and $81 million during 2000, 1999 and 1998, respectively.


7.  Inventories

Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out ("LIFO") basis except for materials and supplies, which are valued at average cost.

Inventories were as follows at December 31:

  Millions of dollars                                 2000         1999
  -------------------                                ------       ------
  Crude oil                                          $  49        $  14
  Refined products                                      26           20
  Materials and supplies                                15           13
                                                     -----        -----
            Total inventories                        $  90        $  47
                                                     =====        =====

During the year ended December 31, 1999, inventories were reduced, which resulted in a liquidation of LIFO inventory layers carried at costs which prevailed in prior years. The effect of the liquidation was to decrease cost of sales and increase net income by approximately $1 million. There were no significant liquidations of LIFO inventories in 2000 or 1998. The excess of replacement cost of inventories over the carrying value was approximately $137 million and $115 million at December 31, 2000 and 1999, respectively.


8.  Financing Arrangements

In May 1995, LCR entered into two credit facilities totaling $520 million with a group of banks. The first facility, a $70 million, 364-day revolving working capital facility, was utilized for general business purposes and for letters of credit. At December 31, 1999, no amounts were outstanding under this credit facility. Interest for this credit facility was based on either prime, eurodollar rates or based on a competitive auction feature wherein the interest rate can be established by competitive bids submitted by the participating banks, all at LCR's option. The second facility was a $450 million, five-year term credit facility that was used to partially fund an upgrade project at the Refinery which was completed in February 1997. At December 31, 1999, $450 million was outstanding under this credit facility with a weighted average interest rate of 5.8 percent. Interest for this facility was based on prime or eurodollar rates at the Partnership's option. Both facilities expired in May of 2000 and accordingly on the December 31, 1999 balance sheet the $450 million was classified as a current liability.

                           LYONDELL-CITGO REFINING LP

In August 1999 both facilities were amended to change the covenant calculations of certain financial ratios. In consideration for these changes the Partners agreed that LCR would defer payment of interest accrued on loans payable to the Partners from July 1, 1999 through the termination date of the two facilities.

On May 5, 2000 LCR entered into a credit facility with PDVSA for interim financing to repay the $450 million outstanding under its May 1995 credit facility that expired in May 2000.

On September 15, 2000 LCR entered into two one-year credit facilities with a syndication of banks, consisting of a $450 million term loan to replace the $450 million interim financing and a $70 million revolving credit facility to be used for working capital and general business purposes. At December 31, 2000 $450 million was outstanding under the $450 million term loan with a weighted average interest rate of 8.2 percent. At December 31, 2000 $20 million was outstanding under the $70 million revolving credit facility with a weighted average interest rate of 8.6 percent.

Both facilities contain covenants that require LCR to maintain a minimum net worth and maintain certain financial ratios defined in the agreements. The facilities also contain other customary covenants which limit the Partnership's ability to modify certain significant contracts, incur additional debt or liens, dispose of assets, make restricted payments as defined in the agreements or merge or consolidate with other entities. Additionally, the covenants continue to defer the payment of interest accrued on loans payable to the Partners through the termination date of the two facilities. LCR was in compliance with all such covenants at December 31, 2000.

In October 1995 and January 1997 LCR began borrowing funds from Lyondell Partners and CITGO Partners, respectively, in connection with the upgrade project at the Refinery and other capital expenditures. These loans are due on July 1, 2003 and are subordinate to the two bank credit facilities. At December 31, 2000, Lyondell Partners and CITGO Partners loans totaled approximately $229 million and $35 million, respectively, and both loans had weighted average interest rates of 6.7 percent which is based on eurodollar rates. At December 31, 1999, Lyondell Partners and CITGO Partners loans totaled approximately $219 million and $28 million, respectively, and both loans had weighted average interest rates of 5.5 percent which is based on eurodollar rates. Interest to both Partners was payable at the end of each calendar quarter through June 30, 1999, but is now deferred in accordance with the $450 million credit facility.

During 2000, 1999 and 1998, LCR incurred approximately $63 million, $45 million and $44 million of interest cost, respectively. Included in the interest cost for 2000 is approximately $3 million of amortization of deferred loan cost fees incurred to obtain the $450 million one-year term financing in September 2000.


9.  Lease Commitments

LCR leases crude oil storage facilities, computers, office equipment and other items. At December 31, 2000, future minimum lease payments for operating leases with noncancelable lease terms in excess of one year were as follows:

  Millions of dollars
  -------------------
     2001                                    $13
     2002                                     16
     2003                                      1
     2004                                      1
     2005                                      1
     Thereafter                                5
                                             ---
  Total minimum lease payments               $37
                                             ===

Operating lease net rental expenses for the years ended December 31, 2000, 1999 and 1998 were approximately $31 million, $27 million and $26 million, respectively.

                           LYONDELL-CITGO REFINING LP

10. Employee Benefit Plans

Employee Savings - LCR sponsors qualified defined contribution retirement and savings plans covering substantially all eligible salaried and hourly employees. Participants make voluntary contributions to the plans and the Partnership makes contributions, including matching employee contributions, based on plan provisions. LCR expensed approximately $5 million related to its contributions to these plans in each of the three years ended December 31, 2000.

Pension Benefits - LCR sponsors one qualified noncontributory defined benefit pension plan covering eligible hourly employees and one covering eligible salaried employees. The Partnership also sponsors one nonqualified defined benefit plan for certain eligible employees. The qualified plans' assets include primarily stocks and bonds. The nonqualified plan is not funded.

LCR's policy is to fund the qualified pension plans in accordance with applicable laws and regulations and not to exceed the tax deductible limits. The nonqualified plans are funded as necessary to pay retiree benefits. The plan benefits for each of the qualified pension plans are primarily based on an employee's years of plan service and compensation as defined by each plan.

Postretirement Benefits Other Than Pensions - In addition to pension benefits, the Partnership also provides certain health care and life insurance benefits for eligible salaried and hourly employees at retirement. These benefits are subject to deductibles, co-payment provisions and other limitations and are primarily funded on a pay as you go basis. The Partnership reserves the right to change or to terminate the benefits at any time.

The following table sets forth the changes in benefit obligations and plan assets for the pension and postretirement plans for the years ended December 31, 2000 and 1999 and the funded status of such plans reconciled with amounts reported in the Partnership's Balance Sheets.

                                                                                                     Other Postretirement
                                                               Pension Benefits                            Benefits
                                                            ----------------------                   ---------------------
                                                              2000         1999                       2000          1999
                                                            ----------------------                   ---------------------
 Millions of dollars
 -------------------
  Change in benefit obligation:
  Benefit obligation, January 1                             $  66            $  88                   $  31           $  46
  Service cost                                                  4                5                       1               1
  Interest cost                                                 5                6                       2               2
  Actuarial loss (gain)                                         8              (14)                     (1)            (18)
  Special termination benefits                                  1                3                     - -               1
  Benefits paid                                               (14)             (22)                     (1)             (1)
                                                            ----------------------                   ---------------------
  Benefit obligation, December 31                              70               66                      32              31
                                                            ----------------------                   ---------------------
  Change in plan assets:
  Fair value of plan assets, January 1                         39               43                      --              --
  Actual return on plan assets                                 (2)               2                      --              --
  Partnership contributions                                    19               16                       1               1
  Benefits paid                                               (14)             (22)                     (1)             (1)
                                                            ----------------------                   ---------------------
  Fair value of plan assets, December 31                       42               39                      --              --
                                                            ----------------------                   ---------------------
  Funded status                                               (28)             (27)                    (32)            (31)
  Unrecognized actuarial loss                                  13                2                      14             - -
  Unrecognized prior service cost                               2                2                     (25)            (28)
  Unrecognized transition asset                                --               --                      --              16
                                                            ----------------------                   ---------------------
  Accrued benefit cost                                      $ (13)           $ (23)                  $ (43)          $ (43)
                                                            ======================                   =====================
  Accumulated benefit obligation                            $  49            $  48                     N/A             N/A
                                                            ======================

                           LYONDELL-CITGO REFINING LP

Net periodic pension and other postretirement benefit costs include the following components:

                                                                                         Other
                                                     Pension Benefits           Postretirement Benefits
                                                  2000     1999     1998         2000     1999      1998
                                              ----------------------------------------------------------
 Millions of dollars
 -------------------
  Components of net periodic benefit cost:
  Service cost                                   $   4    $   5    $   5        $   1    $   1     $   2
  Interest cost                                      6        6        5            2        2         2
  Expected return on plan assets                    (3)      (4)      (3)          --       --        --
  Amortization of:
      Prior service costs                           --       --       --           (3)      (3)       --
      Actuarial (gain) loss                         --        1       --            1        1        --
  Net periodic benefit cost before FAS 88 cost       7        8        7            1        1         4
  Effect of curtailments, settlements and
   special termination benefits                      2        5       --           --        1         2
                                              ----------------------------------------------------------
  Net periodic benefit cost                      $   9    $  13    $   7        $   1    $   2     $   6
                                              ==========================================================
  Special termination benefit charge             $   1    $   3    $   7        $  --    $   1     $  --
                                              ==========================================================

The assumptions used as of December 31, 2000, 1999 and 1998 in determining net pension cost and net pension liability were as follows:

                                                                                      Other
                                                   Pension Benefits          Postretirement Benefits
                                              --------------------------  ---------------------------
                                                 2000    1999    1998         2000      1999     1998
                                              --------------------------  ---------------------------
Weighted-average assumptions as of
 December 31:
  Discount rate                                  7.50%   8.00%   6.75%        7.50%     8.00%    6.75%
  Expected return on plan assets                 9.50%   9.50%   9.50%       N/A       N/A       N/A
  Rate of compensation increase                  4.50%   4.75%   4.75%        4.50%     4.75%    4.75%


For measurement purposes, the assumed annual rate of increase in the per capita costs of health care benefits as of December 31, 2000 was 7 percent for 2001 and 5 percent thereafter. A one-percentage-point increase or decrease in assumed health care cost trend rates would have a less than $1 million change on both the postretirement benefit obligation and the total of the service and interest cost components.

The benefit obligation and fair value of assets for pension plans with benefit obligation in excess of plan assets were $70 million and $42 million, respectively as of December 31, 2000 and $66 million and $39 million, respectively, as of December 31, 1999. The accumulated benefit obligation and the fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $35 million and $28 million, respectively, as of December 31, 2000 and $38 million and $27 million, respectively, as of December 31, 1999.

During 1998, LCR and PACE ratified a new, three-year labor contract. That contract called for a Reduction In Force ("RIF") program, which resulted in certain personnel reductions. LCR expensed approximately $6 million and $10 million in 1999 and 1998, respectively, relating to the two phases of the RIF (RIF I and RIF II) which are reflected as "Unusual charges" on the Statements of Income. In RIF I, approximately 80 employees in 1998 made an irrevocable voluntary election to terminate employment and retire. In RIF II, 44 employees made an irrevocable voluntary election to terminate employment and retire. The election period for RIF II was open from November 15, 1999 to January 31, 2000. At December 31, 1999, 37 employees had made the election. In January 2000 seven other

                           LYONDELL-CITGO REFINING LP
employees made an irrevocable voluntary election to terminate employment and retire, which resulted in an additional $2 million charge in 2000 that is reflected in operating expenses.


11.  Income Taxes

LCR is treated as a partnership for federal income tax purposes; consequently, no provision for federal income taxes is required. LCR is however, subject to state income taxes, and therefore a provision for or benefit from state income taxes has been recorded. Pretax income was taxed by domestic jurisdictions only. There was no provision for or benefit from state income taxes reflected for 2000. The benefit from state income tax was approximately $1 million in 1999. The provision for state income tax was approximately $1 million in 1998. In addition, there was no deferred provision for state income tax in 2000, 1999 and 1998.


12. Production Units

On May 3, 1999 LCR shut down a fluid catalytic cracking unit as a result of a malfunction that damaged the main air blower. Repairs were completed and the unit was placed back in service in late May 1999. On May 7, 1999 LCR shut down one of two coker units following a fire. Repairs were completed and this unit was placed back in service in early July 1999. As a result of these two incidents, crude oil processing rates were reduced. Both of these incidents were covered by business interruption insurance, subject to deductibles of $10 million per incident. LCR recorded approximately $12 million of business interruption insurance recoveries related to these incidents in the year ended December 31, 1999. Additionally, approximately $5 million of business interruption insurance recoveries were recorded in 2000. Both the $12 million from 1999 and $5 million from 2000 have been collected at December 31, 2000.


13.  Commitments and Contingencies

LCR is subject to various lawsuits and proceedings.

With respect to liabilities associated with the Refinery, Lyondell generally has retained liability for events that occurred prior to July 1, 1993 and certain ongoing environmental projects at the Refinery under the Contribution Agreement, retained liability section. LCR generally is responsible for liabilities associated with events occurring after June 30, 1993 and ongoing environmental compliance inherent to the operation of the Refinery.

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

LCR estimates that it has a liability of approximately $2 million at December 31, 2000 related to future Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), Resource Conservation and Recovery Act ("RCRA"), and the Texas Natural Resource Conservation Commission ("TNRCC") assessment and remediation costs. Lyondell has a contractual obligation to reimburse LCR for a portion of this liability, which is currently estimated to be approximately $1 million. Accordingly, LCR has recorded a current liability of approximately $1 million for the portion of this liability that will not be reimbursed by Lyondell. In the opinion of management, there is currently no material range of probable loss in excess of the amount recorded. However, it is possible that new information about the sites associated with this liability, new technology or future developments such as involvement in other CERCLA, RCRA, TNRCC or other comparable state law investigations, could require LCR to reassess its potential exposure related to environmental matters.

                           LYONDELL-CITGO REFINING LP

The eight-county Houston/Galveston region has been designated a severe non-attainment area for ozone by the Environmental Protection Agency ("EPA"). As a result, the TNRCC has submitted a plan to the EPA to reach and demonstrate compliance with the ozone standard by the year 2007. These emission reduction controls must be installed during the next several years, well in advance of the year 2007 deadline. This could result in increased capital investment, which could, in the aggregate, be between $130 million and $150 million in addition to higher operating costs for LCR. LCR and Lyondell, have been actively involved with a number of organizations to help solve the ozone problem in the most cost-effective manner. In January 2001, LCR, individually, and Lyondell, individually and as a member of an organization composed of industry participants, filed a lawsuit against the TNRCC to encourage adoption of their alternative plan to achieve the same air quality improvement with less economic impact on the region.

Under the Crude Supply Agreement, which will expire on December 31, 2017, LCR is required to purchase, and PDVSA Oil is required to sell 230,000 barrels per day of extra heavy Venezuelan crude oil. This constitutes approximately 88% of the Refinery's refining capacity of 260,000 barrels per day of crude oil. Depending on market conditions, a breach or termination of the Crude Supply Agreement could adversely affect LCR. In the event of certain force majeure conditions, including governmental, OPEC or other actions restricting or otherwise limiting PDVSA Oil's ability to perform its obligations, LCR may seek alternative crude supply arrangements. Any such alternative arrangements may not be as beneficial as the Crude Supply Agreement. Furthermore, the breach or termination of the Crude Supply Agreement would require LCR to purchase all or a portion of its crude oil feedstocks in the merchant market and would subject LCR to significant volatility and price fluctuations and could adversely affect the Partnership.

In late April 1998, LCR received notification from PDVSA Oil that it would reduce deliveries of crude oil on the grounds of announced OPEC production cuts. LCR began receiving reduced deliveries of crude oil from PDVSA Oil in August 1998, amounting to 195,000 barrels per day in that month. LCR was advised by PDVSA Oil in May 1999 of a further reduction to 184,000 barrels per day, effective May 1999. On several occasions since then, PDVSA Oil has further reduced certain crude oil deliveries, although it has made payments in partial compensation for such reductions. Subsequently, PDVSA Oil unilaterally increased deliveries of crude oil to LCR to 195,000 barrels per day effective April 2000, to 200,000 barrels per day effective July 2000 and to 230,000 barrels per day effective October 2000. LCR has consistently contested the validity of PDVSA Oil's and PDVSA's reduction in deliveries under the Crude Supply Agreement. PDVSA has announced that it intends to renegotiate the crude supply agreements it has with all third parties, including LCR. However, PDVSA has confirmed they expect to honor their commitments if a mutually acceptable restructuring of the Crude Supply Agreement is not achieved.

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


14. Subsequent Event

By letter dated February 9, 2001 PDVSA Oil informed LCR that the Venezuelan government, through the Ministry of Energy and Mines, has instructed that production of certain grades of crude oil be reduced effective February 1, 2001. The letter states that PDVSA Oil declares itself in a force majeure situation, but does not announce any reduction in crude oil deliveries to LCR. Although some reduction in crude oil delivery may be forthcoming, it is unclear as to the level of reduction, if any, which may be anticipated. LCR has consistently contested the validity of PDVSA Oil's and PDVSA's reductions in deliveries under the Crude Supply Agreement and, on March 12, 2001, Lyondell, on behalf of LCR, sent a letter to PDVSA Oil and PDVSA disputing the existence and validity of the purported force majeure situation declared by the February 9 letter.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None
                                   PART III

Item 10.  Directors and Executive Officers of the Registrant


Item 11.  Executive Compensation


Item 12.  Security Ownership of Certain Beneficial Owners and Management


Item 13.  Certain Relationships and Related Transactions

  Information regarding executive officers of the Company is included in Part I. For the other information called for by Items 10, 11, 12 and 13, reference is made to the Company's definitive proxy statement for its Annual Meeting of Stockholders, to be held on May 3, 2000, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2000, and which is incorporated herein by reference.


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a) The following documents are filed as a part of this report:

      1 and 2--Consolidated Financial Statements: these documents are listed in the Index to Consolidated Financial Statements.

3.1       Amended and Restated Certificate of Incorporation of the
          Registrant(14)
3.1(a)    Certificate of Ownership and Merger dated July 31, 1998(23)
3.2       Amended and Restated By-Laws of the Registrant(15)
4.1 Indenture dated as of March 10, 1992, as supplemented by a First Supplemental Indenture dated as of March 10, 1992, between the Registrant and Continental Bank, National Association, Trustee(4)
4.1(a) Second Supplemental Indenture dated as of December 1, 1997 among the Registrant, Equistar and First Trust National Association(17)
4.1(b) Third Supplemental Indenture dated as of November 3, 2000 among the Registrant, Equistar and U.S. Bank Trust, National Association
4.1(c) Fourth Supplemental Indenture dated as of November 17, 2000 among the Registrant, Equistar and U.S. Bank Trust, National Association
4.2 Indenture dated as of January 29, 1996, as supplemented by a First Supplemental Indenture dated as of February 15, 1996, between the Registrant and Texas Commerce Bank, as Trustee(10)
4.2(a) Second Supplemental Indenture dated as of December 1, 1997 among the Registrant, Equistar and Texas Commerce Bank National Association(17)
4.2(b) Third Supplemental Indenture dated as of November 3, 2000 among the Registrant, Equistar and The Chase Manhattan Bank
4.2(c) Fourth Supplemental Indenture dated as of November 17, 2000 among the Registrant, Equistar and The Chase Manhattan Bank
4.3       Specimen common stock certificate(1)
4.4 $70,000,000 revolving Credit Agreement dated as of September 13, 2000 among LCR, the Lenders from time to time parties hereto, and Credit Suisse First Boston, as Issuer and Agent(25)
4.5 $450,000,000 Credit Agreement dated as of September 13, 2000 among LCR, the lenders from time to time parties hereto, and Credit Suisse First Boston, as Agent(25)
4.6 Rights Agreement dated as of December 8, 1995 between the Registrant and the Bank of New

          York, as Rights Agent(9)
4.7 Credit Agreement dated as of November 25, 1997 among Equistar as Borrower, Millennium America Inc., as Guarantor, and the lenders party thereto(19)
4.7(a) Amendment to the Credit Agreement dated as of November 25, 1997 among Equistar as Borrower, Millennium America Inc., as Guarantor, and the lenders party thereto(19)
4.8 $7,000,000,000 Credit Agreement dated as of July 23, 1998 as amended by Amendment No. 1 thereto, as amended and restated as of April 16, 1999(20)
4.8(a) Amendment No. 3 dated as of February 3, 2000 to the $7,000,000,000 Credit Agreement dated as of July 23, 1998(23)
4.9 Indenture dated as of January 15, 1999, as supplemented by a First Supplemental Indenture between Equistar and The Bank of
          New York(19)
4.9(a) Second Supplemental Indenture dated October 4, 1999 among Equistar, Equistar Funding Corporation and The Bank of New York(23)
4.10 Indenture dated as of June 15, 1988 between ARCO Chemical Company and Bank of New York, as Trustee(19)
4.10(a) First Supplemental Indenture dated as of January 5, 2000 between the Registrant and Bank of New York, as Trustee(23)
4.10(b) Form of 9 3/8% Debenture Due 2005 issuable under the Indenture referred to in Exhibit 4.10(19)
4.10(c) Form of 9.80% Debenture Due 2020 issuable under the Indenture referred to in Exhibit 4.10(19)
4.10(d) Form of 10.25% Debenture Due 2010 issuable under the Indenture referred to in Exhibit 4.10(19)
4.11 Indenture among the Registrant, the Subsidiary Guarantors party thereto and The Bank of New York, as Trustee, dated as of May 17, 1999, for 9 5/8% Senior Secured Notes, Series A, due 2007(21)
4.12 Indenture dated as of May 17, 1999 among the Registrant, the Subsidiary Guarantors party thereto and The Bank of New York, as Trustee, for 9 7/8% Senior Secured Notes, Series B, due 2007(21)
4.13 Indenture dated as of May 17, 1999 among the Registrant, the Subsidiary Guarantors party thereto and The Bank of New York, as Trustee, for 10 7/8% Senior Subordinated Notes due 2009(21)

  The Company is a party to several debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Registration S-K, the Company agrees to furnish a copy of such instruments to the Commission upon request.

EXECUTIVE COMPENSATION:
10.1      Amended and Restated Executive Supplementary Savings Plan(14)
10.2      Amended and Restated Executive Long-Term Incentive Plan(3)
10.3      Amended and Restated Supplementary Executive Retirement Plan(17)
10.3(a) Amendment to the Amended and Restated Supplementary Executive Retirement Plan(17)
10.4      Executive Medical Plan(14)
10.4(a)   Amendment No. 1 to the Executive Medical Plan(14)
10.4(b)   Amendment No. 2 to the Executive Medical Plan(14)
10.5      Amended and Restated Executive Deferral Plan(17)
10.6      Executive Long-Term Disability Plan(4)
10.6(a)   Amendment No. 1 to the Executive Long-Term Disability Plan(14)
10.7      Executive Life Insurance Plan(4)
10.8      Amended and Restated Supplemental Executive Benefit Plans Trust
          Agreement(17)
10.8(a) Amendment to the Amended and Restated Supplemental Executive Benefit Plans Trust Agreement(17)
10.9      Restricted Stock Plan(6)
10.9(a)   Amendment No. 1 to the Restricted Stock Plan(8)
10.9(b)   Amendment No. 2 to the Restricted Stock Plan(17)
10.10     Form of Registrant's Indemnity Agreement with Officers and
          Directors(23)
10.11 Amended and Restated Elective Deferral Plan for Non-Employee Directors as of October 16, 1998, as amended by Amendment No. 1 there to dated January 3, 2000, effective as of December

          2, 1999(23)
10.12 Amended and Restated Retirement Plan for Non-Employee Directors(17) 10.12(a) Amendment to the Amended and Restated Retirement Plan for
          Non-Employee Directors(17)
10.13     Restricted Stock Plan for Non-Employee Directors(12)
10.13(a)  Amendment to the Restricted Stock Plan for Non-Employee Directors(17)
10.14     Non-Employee Directors Benefit Plans Trust Agreement(17)
10.14(a)  Amendment to the Non-Employee Directors Benefit Plans Trust
          Agreement(17)
10.15     1999 Long-Term Incentive Plan(19)
10.16 Lyondell Chemical Company Executive Severance Pay Plan, as amended and restated effective October 5, 2000.
10.17     ARCO Chemical Company Change of Control Plan(19)
10.18     Description of 1998 Executive Incentive Plan(19)

OTHER MATERIAL CONTRACTS:
10.19 Conveyance (conformed without exhibits) between the Registrant and ARCO(1)
10.20 Asset Purchase Agreement (conformed without exhibits) between the Registrant and Rexene Products Company(2)
10.21     Limited Partnership Agreement of LCR, dated December 31, 1998(19)
10.22 Contribution Agreement between the Registrant and LYONDELL-CITGO Refining Company Ltd.(5)
10.23 Crude Oil Supply Agreement between LYONDELL-CITGO Refining Company Ltd. and Lagoven, S.A.(5)
10.24 Asset Purchase Agreement dated April 13, 1995 between the Registrant and Occidental Chemical Company(7)
10.25 Amended and Restated Limited Partnership Agreement of Equistar, dated May 15, 1998(18)
10.25(a) First Amendment to Amended and Restated Limited Partnership Agreement of Equistar, dated as of June 30, 1998(19)
10.25(b) Second Amendment to Amended and Restated Limited Partnership Agreement of Equistar, dated as of February 16, 1999(23)
10.26 Asset Contribution Agreement among the Registrant, Lyondell Petrochemical L.P. Inc. and Equistar (16)
10.26(a) First Amendment to Asset Contribution Agreement, dated as of May 15, 1998, among the Registrant, Lyondell Petrochemical L.P. Inc. and Equistar(19)
10.27 Asset Contribution Agreement among Millennium Petrochemicals Inc., Millennium LP and Equistar(16)
10.27(a) First Amendment to Asset Contribution Agreement, dated as of May 15, 1998, among Millennium Petrochemicals Inc., Millennium LP and Equistar(19)
10.28 Amended and Restated Parent Agreement dated as of May 15, 1998 among Occidental Chemical, Oxy CH Corporation, Occidental, the Registrant, Millennium and Equistar(18)
10.28(a) First Amendment to the Amended and Restated Parent Agreement, dated as of June 30, 1998(19)
10.28(b) Assignment and Assumption Agreement, executed as of June 19, 1998, with Respect to the Amended and Restated Parent Agreement(19)
10.29 Agreement and Plan of Merger and Asset Contribution dated May 15, 1998 among Occidental Petrochem Partner 1, Inc., Occidental
          Petrochem Partner 2, Inc., Oxy Petrochemicals, PDG Chemical and Equistar(18)
10.30     Amended and Restated Master Transaction Agreement dated as of
          March 31, 2000 among the Registrant, Bayer AG and Bayer
          Corporation(24)
10.30(a) First Amendment to Amended and Restated Master Transaction Agreement, dated as of December 18, 2000
10.31 Amended and Restated Master Asset and Stock Purchase Agreement dated as of March 31, 2000 among the Registrant, the entities set forth on
          Schedule 1 thereto, Bayer AG and Bayer Corporation(24)
10.32 Amended and Restated Limited Partnership Agreement of PO JV, LP dated as of March 31, 2000(24)
10.33 Limited Partnership Interest Purchase and Sale Agreement dated as of March 31, 2000 among Lyondell SAT, INC., Lyondell POTechLP, Inc., BAYPO I LLC, BAYPO II LLC and BIPPO

          Corporation(24)
10.34 General Partnership Agreement dated December 18, 2000 between Bayer Polyurethanes B.V. and Lyondell PO-11 C.V.
10.35     Parent Agreement dated December 18, 2000 between the Registrant and
          Bayer AG
12        Statement Setting Forth Detail for Computation of Ratio of Earnings
          to Fixed Charges
21        Subsidiaries of the Registrant
23.1      Consent of PricewaterhouseCoopers LLP
23.2      Consent of Deloitte & Touche LLP
24        Powers of Attorney
_________
(1) Filed as an exhibit to Registrant's Registration Statement on Form S-1 (No. 33-25407) and incorporated herein by reference.
(2) Filed as an exhibit to Registrant's Annual Report on Form 10-K Report for the year ended December 31, 1989 and incorporated herein by reference.
(3) Filed as an exhibit to Registrant's Annual Report on Form 10-K Report for the year ended December 31, 1990 and incorporated herein by reference.
(4) Filed as an exhibit to Registrant's Annual Report on Form 10-K Report for the year ended December 31, 1992 and incorporated herein by reference.
(5) Filed as an exhibit to Registrant's Interim Report on Form 8-K dated as of July 1, 1993 and incorporated herein by reference.
(6) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.
(7) Filed as an exhibit to Registrant's Interim Report on Form 8-K dated as of May 1, 1995 and incorporated herein by reference.
(8) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference.
(9) Filed as an exhibit to Registrant's Interim Report on Form 8-K dated December 8, 1995 and incorporated herein by reference.
(10) Filed as an exhibit to Registrant's Registration Statement on Form S-3 dated as of January 31, 1996 and incorporated herein by reference.
(11) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1996 and incorporated herein by reference.
(12) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1996 and incorporated herein by reference.
(13) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1996 and incorporated herein by reference.
(14) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.
(15) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1997 and incorporated herein by reference.
(16) Filed as an exhibit to Registrant's Interim Report on Form 8-K dated as of October 17, 1997 and incorporated herein by reference.
(17) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.
(18) Filed as an exhibit to the Registrant's Interim Report on Form 8-K dated as of May 15, 1998 and incorporated herein by reference.
(19) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.
(20) Filed as an exhibit to the Registrant's Current Report on Form 8-K dated April 19, 1999 and incorporated herein by reference.
(21) Filed as an exhibit to Registrant's Registration Statement on Form S-4 (No. 333-81831) incorporated herein by reference.
(22) Filed as an exhibit to Registrant's Current Report on Form 8-K dated November 16, 1999 and incorporated herein by reference.

(23) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.
(24) Filed as an exhibit to the Registrant's Current Report on Form 8-K dated as of April 14, 2000 and incorporated herein by reference.
(25) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2000 and incorporated herein by reference.

  (b) Consolidated Financial Statements and Financial Statement Schedules

      (1) Consolidated Financial Statements

          Consolidated Financial Statements filed as part of this Annual Report on Form 10-K are listed in the Index to Financial Statements on page 54.

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

                                       LYONDELL CHEMICAL COMPANY


Date: March 16, 2001                   By:/s/   Dan F. Smith
--------------------                      --------------------------
                                                Dan F. Smith
                                  President and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           Signature                                           Title                         Date
    -------------------------                          ------------------------         --------------
    /s/    William t. Butler*                           Chairman of the Board            March 16, 2001
    ----------------------------------
    (William T. Butler)

    /s/    Dan F. Smith                               President, Chief Executive         March 16, 2001
    ----------------------------------
    (Dan F. Smith)                                       Officer and Director

    /s/    Carol A. Anderson*                                  Director                  March 16, 2001
    ----------------------------------
    (Carol A. Anderson)

    /s/    Travis Engen*                                       Director                  March 16, 2001
    ----------------------------------
    (Travis Engen)

    /s/    Stephen F. Hinchliffe, Jr.*                         Director                  March 16, 2001
    ----------------------------------
    (Stephen F. Hinchliffe, Jr.)

    /s/    David J. Lesar*                                     Director                  March 16, 2001
    ----------------------------------
    (David J. Lesar)

    /s/    Dudley C. Mecum II*                                 Director                  March 16, 2001
    ----------------------------------
    (Dudley C. Mecum II)16

    /s/    William R. Spivey*                                  Director                  March 16, 2001
    ----------------------------------
    (William R. Spivey)

    /s/    Paul R. Staley*                                     Director                  March 16, 2001
    ----------------------------------
    (Paul R. Staley)

    /s/    Robert T. Blakely                             Executive Vice President        March 16, 2001
    ----------------------------------
    (Robert T. Blakely)                                 and Chief Financial Officer

    /s/    Kelvin R. Collard                                Vice President and           March 16, 2001
    ----------------------------------
    (Kelvin R. Collard, Principal Accounting Officer)           Controller

*By:/s/    Kelvin R. Collard                                                             March 16, 2001
    ----------------------------------
    (Kelvin R. Collard, as Attorney-in-fact)