Form 10-Q
period 2001-03-31
LYONDELL CHEMICAL CO
filed 2001-05-14
CIK 842635

================================================================================

                                 UNITED STATES
                                 -------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

                                       OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ____________

                        Commission file number 1-10145

                               -----------------

                           LYONDELL CHEMICAL COMPANY
             (Exact name of registrant as specified in its charter)

                               -----------------

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

                               -----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   NO
                                              ___    ___

 Number of shares of Common Stock, $1.00 par value, outstanding as of March 31,
                               2001: 117,562,920

================================================================================

                         PART I.  FINANCIAL INFORMATION

                           LYONDELL CHEMICAL COMPANY

             ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                       CONSOLIDATED STATEMENTS OF INCOME


                                                                                      FOR THE THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                   ----------------------------------
Millions of dollars, except per share data                                             2001                  2000
------------------------------------------                                         ------------          ------------
SALES AND OTHER OPERATING REVENUES                                                    $ 857                 $1,136

OPERATING COSTS AND EXPENSES:
     Cost of sales                                                                      755                    952
     Selling, general and administrative expenses                                        39                     55
     Research and development expense                                                     8                     14
     Amortization of goodwill and other intangibles                                      24                     28
                                                                                    -------                -------
                                                                                        826                  1,049
                                                                                    -------                -------

     Operating income                                                                    31                     87

Interest expense                                                                        (99)                  (165)
Interest income                                                                           7                      8
Other income (expense), net                                                               3                     (5)
Gain on sale of assets                                                                   --                    544
                                                                                    -------                -------
     Income (loss) before equity investments,
          income taxes and extraordinary item                                           (58)                   469
                                                                                    -------                -------
INCOME (LOSS) FROM EQUITY INVESTMENTS:
     Equistar Chemicals, LP                                                             (22)                    33
     LYONDELL-CITGO Refining LP                                                          27                     16
     Other                                                                               (3)                     1
                                                                                    -------                -------
                                                                                          2                     50
                                                                                    -------                -------
     Income (loss) before income
          taxes and extraordinary item                                                  (56)                   519

Provision for (benefit from) income taxes                                               (22)                   202
                                                                                    -------                -------

     Income (loss) before extraordinary item                                            (34)                   317

Extraordinary loss on extinguishment
     of debt, net of income taxes                                                        --                    (11)
                                                                                    -------                -------

NET INCOME (LOSS)                                                                   $   (34)                $  306
                                                                                    =======                =======
BASIC AND DILUTED EARNINGS PER SHARE:
     Income (loss) before extraordinary item                                          $(.29)                 $2.69
     Extraordinary loss                                                                  --                   (.09)
                                                                                    -------                -------
     Net income (loss)                                                                $(.29)                 $2.60
                                                                                    =======                =======

                See Notes to Consolidated Financial Statements.

                           LYONDELL CHEMICAL COMPANY

                          CONSOLIDATED BALANCE SHEETS


                                                                                     March 31,                 DECEMBER 31,
Millions of dollars, except par value data                                             2001                       2000
-------------------------------------------                                          --------                  ------------

ASSETS
Current assets:
     Cash and cash equivalents                                                         $  162                     $  260
     Accounts receivable, net                                                             435                        508
     Inventories                                                                          479                        392
     Prepaid expenses and other current assets                                             56                         49
     Deferred tax assets                                                                  165                        136
                                                                                       ------                     ------
          Total current assets                                                          1,297                      1,345

Property, plant and equipment, net                                                      2,361                      2,429
Investments and long-term receivables:
     Investment in PO joint ventures                                                      649                        621
     Investment in Equistar Chemicals, LP                                                 577                        599
     Receivable from LYONDELL-CITGO Refining LP                                           229                        229
     Investment in LYONDELL-CITGO Refining LP                                              27                         20
     Other investments and long-term receivables                                          129                        137
Goodwill, net                                                                           1,125                      1,152
Other assets                                                                              519                        515
                                                                                       ------                     ------
Total assets                                                                           $6,913                     $7,047
                                                                                       ======                     ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                  $  376                     $  399
     Current maturities of long-term debt                                                  11                         10
     Other accrued liabilities                                                            317                        325
                                                                                       ------                     ------
          Total current liabilities                                                       704                        734

Long-term debt, less current maturities                                                 3,841                      3,844
Other liabilities                                                                         484                        441
Deferred income taxes                                                                     693                        702
Commitments and contingencies                                                              --                         --
Minority interest                                                                         161                        181
Stockholders' equity:
     Preferred stock, $.01 par value, 80,000,000 shares
       authorized, none outstanding                                                        --                         --
     Common stock, $1.00 par value, 250,000,000 shares
       authorized, 120,250,000 issued                                                     120                        120
     Additional paid-in capital                                                           854                        854
     Retained earnings                                                                    443                        504
     Accumulated other comprehensive loss                                                (312)                      (258)
     Treasury stock, at cost, 2,687,080 and 2,689,667 shares,
      respectively                                                                        (75)                       (75)
                                                                                       ------                     ------
          Total stockholders' equity                                                    1,030                      1,145
                                                                                       ------                     ------
Total liabilities and stockholders' equity                                             $6,913                     $7,047
                                                                                       ======                     ======



                See Notes to Consolidated Financial Statements.

                           LYONDELL CHEMICAL COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          FOR THE THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                      ----------------------------------
MILLIONS OF DOLLARS                                                                      2001                       2000
-------------------                                                                    -------                   ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                  $ (34)                   $   306
     Adjustments to reconcile net income (loss) to
       net cash (used in) provided by operating activities:
          Gain on sale of assets                                                           --                       (544)
          Depreciation and amortization                                                    65                         84
          Extraordinary item                                                               --                         11
          Deferred income taxes                                                           (29)                         2
          Decrease (increase) in accounts receivable                                       68                        (46)
          (Increase) decrease in inventories                                              (92)                        23
          (Decrease) increase in accounts payable                                         (17)                        43
          Net change in other working capital accounts                                     (7)                       164
          Other, net                                                                      (16)                       (41)
                                                                                        -----                    -------
               Net cash (used in) provided by operating activities                        (62)                         2
                                                                                        -----                    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of assets, net of cash sold                                        --                      2,424
     Expenditures for property, plant and equipment                                       (11)                       (19)
     Contributions and advances to affiliates                                             (20)                        (4)
     Distributions from affiliates in excess of earnings                                   28                         --
     Other                                                                                 --                        (38)
                                                                                        -----                    -------
               Net cash (used in) provided by investing activities                         (3)                     2,363
                                                                                        -----                    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayments of long-term debt                                                          (2)                    (1,004)
     Dividends paid                                                                       (27)                       (26)
     Payment of debt-related costs                                                         (3)                       (10)
                                                                                        -----                    -------
               Net cash used in financing activities                                      (32)                    (1,040)
                                                                                        -----                    -------
Effect of exchange rate changes on cash                                                    (1)                        (2)
                                                                                        -----                    -------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                          (98)                     1,323
Cash and cash equivalents at beginning of period                                          260                        307
                                                                                        -----                    -------
Cash and cash equivalents at end of period                                              $ 162                    $ 1,630
                                                                                        =====                    =======

                See Notes to Consolidated Financial Statements.

                           LYONDELL CHEMICAL COMPANY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.  BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2000 included in the Lyondell Chemical Company ("Lyondell") 2000 Annual Report on Form 10-K pursuant to
Section 13 or 15(d) of the Securities Exchange Act of 1934. Certain amounts from prior periods have been reclassified to conform to the current period presentation.


2.  GAIN ON SALE OF ASSETS

On March 31, 2000, Lyondell completed the sale of the polyols business and ownership interests in its U.S. propylene oxide ("PO") manufacturing operations to Bayer AG and Bayer Corporation (collectively "Bayer") for approximately $2.45 billion. Lyondell recorded a pretax gain on the sale of $544 million during the first quarter 2000. In the third quarter 2000, the final settlement of working capital with Bayer and resolution of certain estimated liabilities resulted in the recording of an additional pretax gain on the sale of $46 million.

As part of the asset sale, Lyondell accrued liabilities of $53 million for employee severance, relocation and other employee benefits, covering approximately 850 employees. The affected employees were generally terminated on or about April 1, 2000, with a limited number providing transition services through mid-2001. During the third quarter 2000, Lyondell reduced the accrued liability by $25 million due to a reduction in the number of affected employees and significantly lower than expected payments of severance and other benefits. Payments of $27 million for severance, relocation and other employee benefits were made through March 31, 2001. Lyondell expects to settle the remainder of the liability during 2001.

3.  EQUITY INTEREST IN EQUISTAR CHEMICALS, LP

Lyondell has a 41% joint venture ownership interest in Equistar Chemicals, LP ("Equistar"), while Millennium Chemicals Inc. ("Millennium") and Occidental Petroleum Corporation ("Occidental") each have a 29.5% joint venture ownership interest. Because the partners jointly control certain management decisions, Lyondell accounts for its investment in Equistar using the equity method of accounting. As a partnership, Equistar is not subject to federal income taxes. Summarized financial information for Equistar follows:

                                                                                      March 31,             December 31,
Millions of dollars                                                                       2001                     2000
-------------------                                                        -------------------      -------------------
BALANCE SHEETS
Total current assets                                                                    $1,352                   $1,332
Property, plant and equipment, net                                                       3,784                    3,819
Goodwill, net                                                                            1,078                    1,086
Deferred charges and other assets                                                          371                      345
                                                                           -------------------       -------------------
Total assets                                                                            $6,585                   $6,582
                                                                           ===================      ===================

Current maturities of long-term debt                                                    $  190                   $   90
Other current liabilities                                                                  570                      653
Long-term debt, less current maturities                                                  2,224                    2,158
Other liabilities and deferred credits                                                     141                      141
Partners' capital                                                                        3,460                    3,540
                                                                           -------------------       -------------------
Total liabilities and partners' capital                                                 $6,585                   $6,582
                                                                           ===================      ===================

                                                                                      FOR THE THREE MONTHS ENDED
                                                                                               March 31,
                                                                           ---------------------------------------------
                                                                                          2001                      2000
                                                                           -------------------       -------------------
STATEMENTS OF INCOME
Sales and other operating revenues                                                      $1,773                    $1,858
Cost of sales                                                                            1,723                     1,698
Other operating costs and expenses                                                          86                        61
                                                                           -------------------       -------------------
Operating income (loss)                                                                    (36)                       99
Interest expense, net                                                                      (46)                      (45)
Other income, net                                                                            5                         2
                                                                           -------------------       -------------------
Net income (loss)                                                                       $  (77)                   $   56
                                                                           ===================       ===================

SELECTED CASH FLOW INFORMATION
Depreciation and amortization                                                           $   78                    $   77
Expenditures for property, plant and equipment                                              24                        20


Lyondell's "Income (loss) from equity investments" in Equistar as presented in the consolidated statements of income consists of Lyondell's share of Equistar's net income (loss) plus the accretion of the difference between Lyondell's investment and its underlying equity in Equistar's net assets.

4.   EQUITY INTEREST IN LYONDELL-CITGO REFINING LP

Lyondell has a 58.75% participation interest in LYONDELL-CITGO Refining LP ("LCR"), while CITGO Petroleum Corporation ("CITGO") has a 41.25% participation interest. As a partnership, LCR is not subject to federal income taxes. Net income before depreciation expense for the period is allocated to the partners based upon participation interests. Depreciation expense is allocated to the partners based upon contributed assets. Summarized financial information for LCR follows:

                                                                                      March 31,               December 31,
Millions of dollars                                                                        2001                       2000
-------------------                                                        --------------------     ----------------------
BALANCE SHEETS
Total current assets                                                                  $    319                   $  310
Property, plant and equipment, net                                                       1,306                    1,319
Deferred charges and other assets                                                           63                       67
                                                                           -------------------      -------------------
Total assets                                                                         $   1,688                   $1,696
                                                                           ===================      ===================

Notes payable                                                                         $    450                   $  450
Other current liabilities                                                                  402                      417
Loans payable to partners                                                                  264                      264
Other liabilities and deferred credits                                                      60                       57
Partners' capital                                                                          512                      508
                                                                           -------------------      -------------------
Total liabilities and partners' capital                                               $  1,688                   $1,696
                                                                           ===================      ===================

                                                                                      FOR THE THREE MONTHS ENDED
                                                                                              March 31,
                                                                           --------------------------------------------
                                                                                         2001                      2000
                                                                           ------------------       -------------------
STATEMENTS OF INCOME
Sales and other operating revenues                                                      $ 910                     $ 859
Cost of sales                                                                             838                       811
Selling, general and administrative expenses                                               14                        14
                                                                           -------------------      -------------------
Operating income                                                                           58                        34
Interest expense, net                                                                     (16)                      (12)
                                                                           -------------------      -------------------
Net income                                                                              $  42                     $  22
                                                                           ==================       ===================

SELECTED CASH FLOW INFORMATION
Depreciation and amortization                                                           $  28                     $  26
Expenditures for property, plant and equipment                                             11                        17


5.  EXTRAORDINARY ITEM

During the first quarter 2000, Lyondell retired debt in the principal amount of $999 million prior to maturity. Unamortized debt issuance costs and amendment fees of $17 million, less a tax benefit of $6 million, were written off and reported as an extraordinary loss on extinguishment of debt in the first quarter 2000.

6.  INVENTORIES

The components of inventories consisted of the following:

                                                                                     March 31,               DECEMBER 31,
MILLIONS OF DOLLARS                                                                       2001                     2000
-------------------                                                        -------------------      -------------------

Finished goods                                                                           $ 387                    $ 301
Work-in-process                                                                              7                        7
Raw materials                                                                               53                       51
Materials and supplies                                                                      32                       33
                                                                           -------------------      -------------------
     Total inventories                                                                   $ 479                    $ 392
                                                                           ===================      ===================


7.  PROPERTY, PLANT AND EQUIPMENT, NET

The components of property, plant and equipment, at cost, and the related accumulated depreciation consisted of the following:

                                                                                     March 31,               DECEMBER 31,
MILLIONS OF DOLLARS                                                                       2001                     2000
-------------------                                                        -------------------      -------------------
Land                                                                                    $   10                   $   10
Manufacturing facilities and equipment                                                   2,540                    2,580
Construction in progress                                                                    91                       95
                                                                           -------------------      -------------------
     Total property, plant and equipment                                                 2,641                    2,685
Less accumulated depreciation                                                              280                      256
                                                                           -------------------      -------------------
     Property, plant and equipment, net                                                 $2,361                   $2,429
                                                                           ===================      ===================


8.  LONG-TERM DEBT

In March 2001, Lyondell secured an amendment to its credit facility designed to increase its financial and operating flexibility primarily by making certain financial ratio requirements less restrictive.


9.  COMMITMENTS AND CONTINGENCIES

Capital Commitments--Lyondell has commitments, including those related to capital expenditures, all made in the normal course of business. At March 31, 2001, major capital commitments included Lyondell's 50% share of those related to the construction of a world-scale PO facility, known as PO-11, in The Netherlands and a major expansion of a toluene diisocyanate ("TDI") facility in France. Lyondell's outstanding commitments on these two projects totaled approximately $265 million as of March 31, 2001.

Leases--During the third quarter 2000, construction began on a new butanediol ("BDO") facility in Europe known as BDO-2. Construction is being financed by a third party lessor. Upon completion in the second quarter of 2002, a subsidiary of Lyondell will lease the facility under an operating lease for a term of five years. Lyondell may, at its option, purchase the facility at any time up to the end of the lease term for an amount equal to the unrecovered construction costs of the lessor, as defined. If Lyondell does not exercise the purchase option, the facility will be sold and Lyondell will pay the lessor a termination fee to the extent the sales price is less than the residual value of the facility, as defined. The residual value at the end of the lease term is estimated at approximately 206 million euros, or $182 million using March 31, 2001 exchange rates. In the transaction documents for BDO-2, Lyondell agreed to comply with certain financial and other covenants that are substantially the same as those contained in the credit facility. A breach of those covenants could result in, among other things, Lyondell having to pay the project costs incurred to date. In March 2001, Lyondell secured amendments to the transaction documents consistent with the March 2001 amendment to its credit facility (see Note 8.)

TDI Agreements--In January 1995, ARCO Chemical Company entered into a tolling agreement and a resale agreement with Rhodia covering the entire TDI output of Rhodia's two plants in France, which have a combined average annual capacity of approximately 264 million pounds. Lyondell is currently required to purchase an average minimum of 212 million pounds of TDI per year under the agreements. The aggregate purchase price is a combination based on plant cost and market price. In the second quarter 2000, Lyondell entered into a series of arrangements with Rhodia to expand the capacity at the Pont de Claix plant, which provides TDI to Lyondell under the tolling agreement. The expansion will add approximately 105 million pounds of average annual capacity at the Pont de Claix plant, resulting in a total average annual capacity of approximately 269 million pounds, which is scheduled to be available in the fourth quarter of 2001. After the completion of the expansion, all of the TDI that Lyondell receives from Rhodia will come from the Pont de Claix plant, which is designed to have a more efficient cost structure. Lyondell's average minimum TDI purchase commitment under the revised tolling agreement will be 197 million pounds of TDI per year and will be extended through 2016. The resale agreement, which covered output at the Lille plant, will expire December 31, 2001.

Crude Supply Agreement--Under the Crude Supply Agreement, PDVSA Petroleo y Gas, S.A. ("PDSVA Oil"), an affiliate of CITGO and of Petroleos de Venezuela, S.A. ("PDVSA"), the national oil company of the Republic of Venezuela, is required to sell, and LCR is required to purchase, 230,000 barrels per day of extra heavy crude oil. This constitutes approximately 88% of the refinery's refining capacity of 260,000 barrels per day of crude oil. In late April 1998, LCR received notification from PDVSA Oil that it would reduce deliveries of crude oil on the grounds of announced OPEC production cuts. LCR began receiving reduced deliveries of crude oil from PDVSA Oil in August 1998, amounting to 195,000 barrels per day in that month. LCR was advised by PDVSA Oil in May 1999 of a further reduction to 184,000 barrels per day, effective May 1999. On several occasions since then, PDVSA Oil has further reduced certain crude oil deliveries, although it has made payments in partial compensation for such reductions. Subsequently, PDVSA Oil unilaterally increased deliveries of crude oil to LCR to 195,000 barrels per day effective April 2000, to 200,000 barrels per day effective July 2000 and to 230,000 barrels per day effective October 2000. By letter dated February 9, 2001, PDVSA Oil informed LCR that the Venezuelan government, through the Ministry of Energy and Mines, has instructed that production of certain grades of crude oil be reduced effective February 1, 2001. The letter states that PDVSA Oil declares itself in a force majeure situation, but does not announce any reduction in crude oil deliveries to LCR. Although some reduction in crude oil delivery may be forthcoming, it is unclear as to the level of reduction, if any, which may be anticipated. LCR has consistently contested the validity of PDVSA Oil's and PDVSA's reductions in deliveries under the Crude Supply Agreement and, on March 12, 2001, Lyondell, on behalf of LCR, sent a letter to PDVSA Oil and PDVSA disputing the existence and validity of the purported force majeure situation declared by the February 9, 2001 letter. PDVSA has announced that it intends to renegotiate the crude supply agreements that it has with all third parties, including LCR. However, they have confirmed that they expect to honor their commitments if a mutually acceptable restructuring of the Crude Supply Agreement is not achieved. The breach or termination of the Crude Supply Agreement would require LCR to purchase all or a portion of its crude oil feedstocks in the merchant market, would subject LCR to significant volatility and price fluctuations and could adversely affect LCR and, therefore, Lyondell.

LCR Debt--On September 15, 2000, Lyondell and CITGO completed the syndication of one-year credit facilities for LCR, which consist of a $450 million term loan to replace the May 5, 2000 interim financing and a $70 million revolving credit facility to be used for working capital and general business purposes. Lyondell and CITGO, as partners of LCR, have agreed to pursue a refinancing of the indebtedness, although the final terms have not been determined. Based on previous experience of refinancing LCR's debt and the current conditions of the financial markets, the management of LCR, Lyondell and CITGO anticipate that this debt can be refinanced prior to its maturity.

Cross Indemnity Agreement--In connection with the transfer of assets and liabilities from Atlantic Richfield Company ("ARCO"), now wholly owned by BP, to Lyondell in 1988, Lyondell agreed to assume certain liabilities arising out of the operation of Lyondell's integrated petrochemicals and refining business prior to July 1, 1988. In connection with the transfer of such liabilities, Lyondell and ARCO entered into an agreement, updated in 1997 ("Revised Cross-Indemnity Agreement"), whereby Lyondell agreed to defend and indemnify ARCO against certain uninsured claims and liabilities which ARCO may incur relating to the operation of Lyondell prior to July 1, 1988, including certain liabilities which may arise out of pending and future lawsuits. For current and future cases related to Lyondell's products and operations, ARCO and Lyondell bear a proportionate share of judgment and settlement costs according to a formula that allocates responsibility based upon years of ownership during the relevant time period. Under the Revised Cross-Indemnity Agreement, Lyondell will assume responsibility for its proportionate share of future costs for waste site matters not covered by ARCO insurance.

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

Indemnification Arrangements Relating to Equistar--Lyondell, Millennium and Occidental have each agreed to provide certain indemnifications to Equistar with respect to the petrochemicals and polymers businesses contributed by the partners. In addition, Equistar agreed to assume third party claims that are related to certain pre-closing contingent liabilities that are asserted prior to December 1, 2004 for Lyondell and Millennium, and May 15, 2005 for Occidental, to the extent the aggregate thereof does not exceed $7 million to each partner, subject to certain terms of the respective asset contribution agreements. As of March 31, 2001, Equistar had expensed approximately $5 million under the $7 million indemnification basket with respect to the business contributed by Lyondell. Equistar also agreed to assume third party claims that are related to certain pre-closing contingent liabilities that are asserted for the first time after December 1, 2004 for Lyondell and Millennium, and for the first time after May 15, 2005 for Occidental.

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

Lyondell is currently contributing funds to the clean up of two waste sites located near Houston, Texas under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as amended, and the Superfund Amendments and Reauthorization Act of 1986. Lyondell has also been named, along with several other companies, as a potentially responsible party for a third CERCLA site near Houston, Texas. In addition, Lyondell is involved in administrative proceedings or lawsuits relating to a minimal number of other CERCLA sites. Lyondell estimates, based upon currently available information, that potential loss contingencies associated with the latter CERCLA sites, individually and in the aggregate, are not significant.

As of March 31, 2001, Lyondell's environmental liability for future assessment and remediation costs at the above-mentioned sites totaled $30 million. The liabilities per site range from less than $1 million to $12 million and are expected to be incurred over the next two to seven years. In the opinion of management, there is currently no material range of loss in excess of the amount recorded for these sites. However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in other CERCLA, RCRA, TNRCC or other comparable state or foreign law investigations, could require Lyondell to reassess its potential exposure related to environmental matters.

The eight-county Houston/Galveston region has been designated a severe non-attainment area for ozone by the U.S. Environmental Protection Agency ("EPA"). As a result, the TNRCC has submitted a plan to the EPA to reach and demonstrate compliance with the ozone standard by the year 2007. These emission reduction controls must be installed during the next several years, well in advance of the 2007 deadline. Compliance with the provisions of the plan will result in increased capital investment and higher operating costs for Equistar, Lyondell and LCR during the next several years. As a result, Lyondell estimates that aggregate related capital expenditures could total between $400 million and $500 million for Lyondell, Equistar and LCR before the 2007 deadline. Lyondell's share of such expenditures could total between $65 million and $80 million, and Lyondell's share of Equistar's and LCR's expenditures could total between $160 million and $195 million. The timing and amount of these expenditures are subject to regulatory and other uncertainties, including litigation, as well as obtaining the necessary permits and approvals. Lyondell has been actively involved with a number of organizations to help solve the ozone problem in the most cost-effective manner and, in January 2001, Lyondell and an organization composed of industry participants filed a lawsuit against the TNRCC to encourage adoption of their alternative plan to achieve the same air quality improvement with less negative economic impact on the region.

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

Certain federal and state governmental initiatives have sought either to rescind the oxygenate requirement for reformulated gasoline or to restrict or ban the use of MTBE. Such actions, to be effective, would require (i) a waiver of the state's oxygenate mandate, (ii) Congressional action in the form of an amendment to the Clean Air Act or (iii) replacement of MTBE with another oxygenate such as ethanol, a more costly, untested and less widely available additive. At the federal level, a blue ribbon panel appointed by the EPA issued its report on July 27, 1999. That report recommended, among other things, reducing the use of MTBE in gasoline. During 2000, the EPA announced its intent to seek legislative changes from Congress to give the EPA authority to ban MTBE over a three-year period. Such action would only be granted through amendments to the Clean Air Act. Additionally, the EPA is seeking a ban of MTBE utilizing rulemaking authority contained in the Toxic Substance Control Act. It would take at least three years for such a rule to issue. In January 2001, however, senior policy analysts at the U.S. Department of Energy presented a study stating that banning MTBE would create significant economic risk. The presentation did not identify any benefits from banning MTBE. The EPA initiatives mentioned above or other governmental actions could result in a significant reduction in Lyondell's MTBE sales. Lyondell has developed technologies to convert TBA into alternate gasoline blending components should it be necessary to reduce MTBE production in the future.

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


10.  DERIVATIVE FINANCIAL INSTRUMENTS

During 2000, Lyondell entered into foreign currency forward contracts to hedge foreign exchange exposures related to euro-denominated capital commitments on the PO-11 construction project.

As of January 1, 2001, Lyondell adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. Under SFAS 133, all derivative instruments are recorded on the balance sheet at fair value. Currently, Lyondell uses only cash flow hedges. Gains or losses from changes in the fair value of the derivative used in a cash flow hedge are deferred in accumulated other comprehensive income, to the extent the hedge is effective, and subsequently reclassified to earnings to offset the impact of the forecasted transaction.

Lyondell's Board of Directors has authorized Lyondell to enter into certain hedge transactions, but does not permit speculative positions. Lyondell formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategy for undertaking the hedge. This process includes specific identification of the hedging instrument and the hedge transaction, the nature of the risk being hedged and the method for assessing the hedging instrument's effectiveness. Both at the inception of the hedge and on an ongoing quarterly basis, Lyondell assesses whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.

At December 31, 2000, forward contracts in the notional amount of 134 million euros, or approximately $125 million, were outstanding. The fair market value of these derivative instruments at December 31, 2000 represented an asset of $1 million and was based on quoted market prices. On January 1, 2001, in accordance with the transition provisions of SFAS 133, Lyondell recorded an after-tax gain of less than $1 million as a transition adjustment in accumulated other comprehensive income, representing the cumulative effect of an accounting change (see Note 11). During the first quarter of 2001, the fair value of the outstanding asset decreased $7 million, becoming a liability. An after-tax loss of $4 million was recognized in other comprehensive income. In addition, after-tax losses of less than $1 million related to maturing contracts were reclassified from accumulated other comprehensive income and included in the measurement of the plant construction costs to offset the impact of the forecasted transaction.

As of March 31, 2001, the notional amounts of outstanding forward contracts totaled 117 million euros, or approximately $103 million, and mature from April through December 2001. The contracts were recognized at their fair value on March 31, 2001, resulting in an unrealized pretax loss of $6 million, all of which was deemed effective and, therefore, $4 million after tax was recognized in accumulated other comprehensive income. The $4 million loss recorded in accumulated other comprehensive income is expected to be reclassified from April through December 2001 and included in the plant construction costs.

The following table summarizes activity affecting the fair value of derivative instruments and the related after-tax effect on accumulated other comprehensive income ("AOCI") for the three months ended March 31, 2001:


                                                                      Derivatives                 AOCI,
MILLIONS OF DOLLARS                                                    Fair Value            net of tax
-------------------                                               ---------------       ---------------
Income (loss):
January 1, 2001 transition adjustment - recognition
        of December 31, 2000 fair value and gain                              $ 1                    --
    First quarter 2001 activity:
        Unrealized loss on outstanding derivative instruments                  (7)                   (4)
        Reclassification of realized losses on
            maturing derivative instruments to earnings                        --                    --
                                                                  ---------------       ---------------
    Unrealized loss on derivative instruments at March 31, 2001               $(6)                  $(4)
                                                                  ===============       ===============

11.  STOCKHOLDERS' EQUITY

Basic and Diluted Earnings Per Share--Basic earnings per share ("EPS") for income (loss) before extraordinary items for the periods presented are computed based upon the weighted average number of shares outstanding for the periods. Diluted earnings per share for income (loss) before extraordinary items include the effect of outstanding stock options issued under the Executive Long-Term Incentive Plan and the Incentive Stock Option Plan. These stock options were antidilutive in the three-month periods ended March 31, 2001 and 2000.

                                                                                 For the three months ended
                                                                                         March 31,
                                                          ---------------------------------------------------------------------
                                                                          2001                                  2000
                                                          --------------------------------       ------------------------------
Thousands of shares                                            Shares               EPS               SHARES             EPS
-------------------                                       --------------      ------------       -------------     ------------

Basic                                                            117,562             $(.29)            117,562            $2.69
Dilutive effect of options                                            --                --                  --               --
                                                          --------------      ------------       -------------     ------------
Diluted                                                          117,562             $(.29)            117,562            $2.69
                                                          ==============      ============       =============     ============


Comprehensive Income - Comprehensive income (loss) consisted of the following:

                                                                       FOR THE THREE MONTHS ENDED
                                                                               MARCH 31,
                                                              ----------------------------------------
                                                                          2001                    2000
                                                              ----------------      ------------------
Net income (loss)                                                        $ (34)                  $ 306
                                                              ----------------      ------------------
Other comprehensive income (loss):
   Transition adjustment                                                    --                      --
   Reclassification of losses on derivative instruments                     --                      --
   Unrealized loss on derivative instruments                                (4)                     --
   Foreign currency translation loss                                       (50)                   (128)
                                                              ----------------      ------------------
Total other comprehensive loss                                             (54)                   (128)
                                                              ----------------      ------------------
Comprehensive income (loss)                                              $ (88)                  $ 178
                                                              ================      ==================


The transition adjustment resulting from the adoption of SFAS No. 133 as of January 1, 2001 was less than $1 million. After-tax losses of less than $1 million related to maturing contracts were reclassified from accumulated other comprehensive income and included in the plant construction costs (see Note 10).

12.  SEGMENT AND RELATED INFORMATION

Lyondell has identified four reportable segments in which it operates: (i) intermediate chemicals and derivatives; (ii) petrochemicals; (iii) polymers; and
(iv) refining. Lyondell's methanol business is not a reportable segment. Summarized financial information concerning reportable segments is shown in the following table:

                                                      INTERMEDIATE
                                                       CHEMICALS
                                                          AND
MILLIONS OF DOLLARS                                   DERIVATIVES    PETROCHEMICALS   POLYMERS    REFINING   OTHER     TOTAL
-------------------                                   ------------   --------------   ---------   --------   ------   --------
FOR THE THREE MONTHS ENDED MARCH 31, 2001:
Sales and other operating revenues                          $  857      $     --      $     --    $     --   $  --     $  857
Operating income                                                31                                                         31
Interest expense                                                                                               (99)       (99)
Interest income                                                                                                  7          7
Other income, net                                                                                                3          3
Income (loss) from equity investments                            1               47        (36)         27     (37)         2
Loss before income taxes                                                                                                  (56)

FOR THE THREE MONTHS ENDED MARCH 31, 2000:
Sales and other operating revenues                          $1,136      $     --      $     --    $     --   $  --     $1,136
Operating income                                                87                                                         87
Interest expense                                                                                              (165)      (165)
Interest income                                                                                                  8          8
Other expense, net                                                                                              (5)        (5)
Gain on sale of assets                                         544                                                        544
Income (loss) from equity investments                            3               71        (12)         16     (28)        50
Income before income taxes and extraordinary item                                                                         519


The following table presents the details of "Income (loss) from equity investments" as presented above in the "Other" column for the periods indicated:

                                                                                         For the three months
                                                                                            ended March 31,
                                                                           ---------------------------------------------
Millions of dollars                                                                2001                      2000
-------------------                                                        -------------------       -------------------
Equistar items not allocated to petrochemicals and polymers:
   Principally general and administrative expenses
      and interest expense, net                                                    $ (24)                   $ (26)
   Unusual charges                                                                    (9)                     - -
Loss from equity investment in LMC                                                    (4)                      (2)
                                                                                   -----                    -----
      Total--Other                                                                 $ (37)                   $ (28)
                                                                                   =====                    =====


13.  PURCHASE OF ARCO CHEMICAL COMPANY

In connection with the July 28, 1998 acquisition of ARCO Chemical, Lyondell accrued liabilities for costs associated with the delay of construction of the PO-11 plant, vesting of certain key manager benefits pursuant to a change of control provision, severance costs for the involuntary termination of certain headquarters employees and relocation costs for moving personnel to Lyondell's Houston headquarters. The accrued liability for these items totaled approximately $255 million at the date of acquisition. Lyondell subsequently revised the estimated liabilities for penalties and cancellation charges related to the PO-11 lump-sum construction contract and related commitments. Based on the final negotiated terms, Lyondell reduced the accrued liability by $13 million in 1999 and by $8 million in 2000. In addition, during 2000 Lyondell finalized the portion of the accrued liability related to employee costs and reduced the liability by $10 million. The benefit in 2000 from the accrual reversal was substantially offset by other acquisition-related costs. Through March 31, 2001, Lyondell had paid and charged approximately $214 million in total against the accrued liability. The remaining $10 million of the accrued liability relates to PO-11 commitments and final settlement is subject to negotiations with the affected third parties.


14.  SUPPLEMENTAL GUARANTOR INFORMATION

ARCO Chemical Technology Inc. ("ACTI"), ARCO Chemical Technology L.P. ("ACTLP") and Lyondell Chemical Nederland, Ltd. ("LCNL") are guarantors (collectively "Guarantors") of the credit facility as well as the $500 million senior subordinated notes and $1.9 billion senior secured notes issued by Lyondell in May 1999. LCNL, a Delaware corporation, is a wholly owned subsidiary of Lyondell that operates, through wholly owned foreign subsidiaries, a chemical production facility in Rotterdam, The Netherlands. ACTI is a Delaware corporation, which holds the investment in ACTLP. ACTLP is a Delaware limited partnership, which holds and licenses technology to other Lyondell affiliates and to third parties. Separate financial statements of the Guarantors are not considered to be material to the holders of the senior subordinated notes and senior secured notes. The following condensed consolidating financial information present supplemental information for the Guarantors as of March 31, 2001 and December 31, 2000 and for the three-month periods ended March 31, 2001 and 2000.

           CONDENSED CONSOLIDATING FINANCIAL INFORMATION (UNAUDITED)

                                 BALANCE SHEET
                              AS OF MARCH 31, 2001

                                                                           NON-                             CONSOLIDATED
MILLIONS OF DOLLARS                      LYONDELL      GUARANTORS       GUARANTORS       ELIMINATIONS         LYONDELL
-------------------                   -----------     -----------       ----------       -------------      ------------
Total current assets                       $1,059         $   238       $       --       $         --             $1,297
Property, plant and equipment, net          1,828             533               --                 --              2,361
Investments and
     long-term receivables                  3,673             362              905             (3,329)             1,611
Goodwill, net                                 727             398               --                 --              1,125
Other assets                                  458              61               --                 --                519
                                      -----------     -----------       ----------       -------------      ------------
Total assets                               $7,745         $ 1,592             $905            $(3,329)            $6,913
                                      ===========     ===========       ==========       =============      ============

Current maturities of long-term debt       $   11      $       --       $       --       $         --             $   11
Other current liabilities                     468             226               (1)                --                693
Long-term debt,
     less current maturities                3,841              --               --                 --              3,841
Other liabilities                             429              55               --                 --                484
Deferred income taxes                         561             132               --                 --                693
Intercompany liabilities (assets)           1,244          (1,286)              42                 --                 --
Minority interest                             161              --               --                 --                161
Stockholders' equity                        1,030           2,465              864             (3,329)             1,030
                                      -----------     -----------       ----------       -------------      ------------
Total liabilities and
     stockholders' equity                  $7,745         $ 1,592             $905            $(3,329)            $6,913
                                      ===========     ===========       ==========       =============      ============


                                 BALANCE SHEET
                            AS OF DECEMBER 31, 2000

                                                                           NON-                             CONSOLIDATED
MILLIONS OF DOLLARS                      LYONDELL      GUARANTORS       GUARANTORS       ELIMINATIONS         LYONDELL
-------------------                   -----------     -----------       ----------       -------------      ------------
Total current assets                       $1,103         $   242       $      - -      $        - -             $1,345

Property, plant and equipment, net          1,863             566              - -               - -              2,429
Investments and
     long-term receivables                  3,644             413              920            (3,371)             1,606
Goodwill, net                                 738             414              - -               - -              1,152
Other assets                                  450              61              - -                 4                515
                                      -----------     -----------       ----------       -------------      ------------
Total assets                               $7,798         $ 1,696             $920           $(3,367)            $7,047
                                      ===========     ===========       ==========       =============      ============

Current maturities of long-term debt       $   10      $      - -       $      - -      $        - -             $   10
Other current liabilities                     501             223              - -               - -                724
Long-term debt,
     less current maturities                3,844             - -              - -               - -              3,844
Other liabilities                             382              59              - -               - -                441
Deferred income taxes                         562             140              - -               - -                702
Intercompany liabilities (assets)           1,173          (1,245)              68                 4                - -
Minority interest                             181             - -              - -               - -                181
Stockholders' equity                        1,145           2,519              852            (3,371)             1,145
                                      -----------     -----------       ----------       -------------      ------------
Total liabilities and
     stockholders' equity                  $7,798         $ 1,696             $920           $(3,367)            $7,047
                                      ===========     ===========       ==========       =============      ============

                              STATEMENT OF INCOME
                   For the Three Months Ended March 31, 2001

                                                                           NON-                             CONSOLIDATED
MILLIONS OF DOLLARS                      LYONDELL      GUARANTORS       GUARANTORS       ELIMINATIONS         LYONDELL
-------------------                   -----------     -----------       ----------       -------------      -------------
Sales and other operating revenues          $ 727            $ 237            $  --             $ (107)             $ 857
Cost of sales                                 715              147               --               (107)               755
Selling, general and
     administrative expenses                   37                2               --                 --                 39
Research and development expense                8               --               --                 --                  8
Amortization of goodwill
     and other intangibles                     19                5               --                 --                 24
                                      -----------      -----------       ----------       -------------      ------------
Operating income (loss)                       (52)              83               --                 --                 31
Interest income (expense), net                (97)               1                4                 --                (92)
Other income (expense), net                    64              (61)              --                 --                  3
Income from equity investments                 33               --                1                (32)                 2
Intercompany income (expense)                 (25)              28               (3)                --                 --
(Benefit from) provision for
     income taxes                             (30)              20                1                (13)               (22)
                                      -----------      -----------       ----------       -------------      ------------
Net income (loss)                            $(47)            $ 31              $ 1              $ (19)              $(34)
                                      ===========      ===========       ==========       =============      ============

                              STATEMENT OF INCOME
                   FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                                                           NON-                             CONSOLIDATED
MILLIONS OF DOLLARS                      LYONDELL      GUARANTORS       GUARANTORS       ELIMINATIONS         LYONDELL
-------------------                   -----------     -----------       ----------       -------------      ------------
Sales and other operating revenues          $ 996             $217       $       --               $(77)            $1,136
Cost of sales                                 854              175               --                (77)               952
Selling, general and
     administrative expenses                   51                4               --                 --                 55
Research and development expense               14               --               --                 --                 14
Amortization of goodwill
     and other intangibles                     20                8               --                 --                 28
                                      -----------      -----------       ----------       -------------      ------------
Operating income                               57               30               --                 --                 87
Interest income (expense), net               (161)              --                4                 --               (157)
Other income (expense), net                   585              (46)              --                 --                539
Income from equity investments                 75               --               47                (72)                50
Intercompany income (expense)                 (82)              86               (4)                --                 --
Provision for income taxes                    185               27               18                (28)               202
                                      -----------      -----------       ----------       -------------      ------------
Income before
     extraordinary item                       289               43               29                (44)               317
Extraordinary item, net of taxes              (11)              --               --                 --                (11)
                                      -----------      -----------       ----------       -------------      ------------
Net income                                  $ 278             $ 43              $29               $(44)            $  306
                                      ===========      ===========       ==========       =============      ============

                            STATEMENT OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2001

                                                                           NON-                             CONSOLIDATED
MILLIONS OF DOLLARS                      LYONDELL      GUARANTORS       GUARANTORS       ELIMINATIONS         LYONDELL
-------------------                   -----------     -----------       ----------       -------------      ------------
Net income (loss)                            $(47)            $ 31             $  1               $(19)              $(34)
Adjustments to reconcile net income
  (loss) to net cash provided
  by (used in) operating activities:
     Depreciation and amortization             56                9               --                 --                 65
     Deferred income taxes                    (30)               1               --                 --                (29)
     Net changes in working
          capital and other                   (19)             (39)             (25)                19                (64)
                                      -----------      -----------       ----------      -------------       ------------
     Net cash provided by
          (used in) operating
           activities                         (40)               2              (24)                --                (62)
                                      -----------      -----------       ----------      -------------       ------------

Expenditures for property,
     plant and equipment                       (9)              (2)              --                 --                (11)
Distributions from affiliates
     in excess of earnings                     (5)              --               33                 --                 28
Contributions and advances
     to affiliates                              4              (15)              (9)                --                (20)
                                      -----------      -----------       ----------      -------------       ------------
     Net cash provided by (used in)
            investing activities              (10)             (17)              24                 --                 (3)
                                      -----------      -----------       ----------      -------------       ------------

Payment of debt-related costs                  (3)              --               --                 --                 (3)
Repayments of long-term debt                   (2)              --               --                 --                 (2)
Dividends paid                                (27)              --               --                 --                (27)
                                      -----------      -----------       ----------      -------------       ------------
     Net cash used in
          financing activities                (32)              --               --                 --                (32)
                                      -----------      -----------       ----------      -------------       ------------

Effect of exchange rate
     changes on cash                            1               (2)              --                 --                 (1)
                                      -----------      -----------       ----------      -------------       ------------

Decrease in cash
     and cash equivalents                    $(81)            $(17)      $       --       $         --               $(98)
                                      ===========      ===========       ==========       ============       ============

                   FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                                                           NON-                             CONSOLIDATED
MILLIONS OF DOLLARS                      LYONDELL      GUARANTORS       GUARANTORS       ELIMINATIONS         LYONDELL
-------------------                   -----------     -----------       ----------       -------------      ------------
Net income                                $   278             $ 43             $ 29               $(44)           $   306
Adjustments to reconcile net
  income to net cash provided
  by (used in) operating activities:
     Gain on sale of assets                  (553)               9               --                 --               (544)
     Depreciation and amortization             68               16               --                 --                 84
     Extraordinary item                        11               --               --                 --                 11
     Deferred income taxes                      7               (5)              --                 --                  2
     Net changes in working
          capital and other                   196              (63)             (34)                44                143
                                      -----------      -----------       ----------       ------------       ------------
     Net cash provided by
          (used in) operating
           activities                           7               --               (5)                --                  2
                                      -----------      -----------       ----------       ------------       ------------

Proceeds from sale of assets, net
    of cash sold                            2,260              164               --                 --              2,424
Expenditures for property,
     plant and equipment                      (19)              --               --                 --                (19)
Distributions from affiliates
     in excess of earnings                     10              (10)              --                 --                 --
Contributions and advances
     to affiliates                              3              (12)               5                 --                 (4)
Other                                         (38)              --               --                 --                (38)
                                      -----------      -----------       ----------       ------------       ------------
     Net cash provided by
            investing activities            2,216              142                5                 --              2,363
                                      -----------      -----------       ----------       ------------       ------------

Payment of debt issuance costs                (10)              --               --                 --               (10)
Repayments of long-term debt               (1,004)              --               --                 --             (1,004)
Dividends paid                                (26)              --               --                 --                (26)
                                      -----------      -----------       ----------       ------------       ------------
     Net cash used in
          financing activities             (1,040)              --               --                 --             (1,040)
                                      -----------      -----------       ----------       ------------       ------------

Effect of exchange rate
     changes on cash                          (25)              23               --                 --                 (2)
                                      -----------      -----------       ----------       ------------       ------------

Increase in cash
     and cash equivalents                 $ 1,158             $165             $ --               $ --            $ 1,323
                                      ===========      ===========       ==========       ============       ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

General--The U.S. economy grew at a 2% annual rate during the first quarter 2001 compared to 5% in the first half of 2000. The weakness in the U.S. economy now appears to be affecting Europe and Asia. Crude oil prices decreased in the first quarter 2001, resulting in lower costs for crude oil-based raw materials. However, high natural gas costs continued to affect the cost of raw materials for Equistar and energy costs for Lyondell, Equistar and LCR.

Natural gas prices peaked in January 2001 at nearly $10 per million BTUs, compared to a price range of $2.00 to $2.50 per million BTUs in the period from 1996 to 1999. Since the January 2001 peak, natural gas prices have been decreasing. Nonetheless, first quarter 2001 average natural gas prices were 32% higher compared to the fourth quarter 2000 and 180% higher compared to the first quarter 2000. The high natural gas prices had a significant cost impact on Lyondell and its equity investments in the first quarter 2001. Lyondell and Equistar implemented price increases, but only recovered some of the margin lost because of the higher costs.

On March 31, 2000, Lyondell completed the sale of the polyols business and ownership interests in its U.S. PO manufacturing operations to Bayer for approximately $2.45 billion. Lyondell used the net proceeds, as well as cash flows from operations, to retire $2.4 billion of debt during 2000. The lower debt levels have resulted in significantly lower interest expense for Lyondell. Lyondell recorded a $544 million pretax, $332 million after-tax, gain on the sale in the first quarter 2000. Including post-closing adjustments recorded in the third quarter 2000, the sale of assets generated a total pretax gain of $590 million, or $400 million after tax, during 2000.

NET INCOME--The first quarter 2001 net loss of $34 million increased from a net loss of $15 million in the first quarter 2000, excluding the $332 million after-tax gain on the sale of assets to Bayer and an $11 million extraordinary charge in the 2000 period. The increase in the 2001 net loss was primarily due to lower product volumes and margins at Lyondell and Equistar due to the weak economy and higher raw material costs noted above. These factors were partly offset by Lyondell's lower interest expense and higher earnings at LCR, which benefited from increased deliveries at contract levels under the Crude Supply Agreement.


RESULTS OF OPERATIONS

                           LYONDELL CHEMICAL COMPANY

REVENUES, OPERATING COSTS AND EXPENSES--Lyondell's operating results are reviewed below in the discussion of the intermediate chemicals and derivatives segment.

GAIN ON SALE OF ASSETS--The sale of Lyondell's polyols business and ownership interests in its U.S. PO manufacturing operations on March 31, 2000 generated a $544 million pretax gain in the first quarter 2000.

INCOME FROM EQUITY INVESTMENT IN EQUISTAR--Lyondell's equity investment in Equistar resulted in a loss of $22 million in the first quarter 2001 compared to income of $33 million in the first quarter 2000. The decrease of $55 million was due to lower volumes and margins in both of Equistar's petrochemicals and polymers segments, as well as Lyondell's $9 million share of shutdown costs for Equistar's Port Arthur polymer facility, which was permanently closed February 28, 2001.

INCOME FROM EQUITY INVESTMENT IN LCR--Lyondell's income from its equity investment in LCR was $27 million in the first quarter 2001 compared to $16 million in the first quarter 2000. The increase was primarily due to higher volumes and a better mix of crude oil under the Crude Supply Agreement and improved spot margins. These factors were partly offset by the effects of an unplanned 10-day outage of one of its production units and higher natural gas prices on energy costs in the first quarter 2001.

INTEREST EXPENSE--Interest expense was $99 million in the first quarter 2001 compared to $165 million in the first quarter 2000. The decrease in interest expense was due to the retirement of $2.4 billion of debt during 2000 primarily using net proceeds of the asset sale to Bayer.

INCOME TAX--The effective tax rate for 2001 currently is estimated at 39%. Lyondell's effective tax rate going forward is affected by nondeductible permanent differences relating to certain goodwill amortization, whose effect decreases as taxable income increases. The 2000 effective tax rate was also estimated at 39% during the first quarter 2000, but was revised to 32% in the third quarter 2000 due to the federal tax benefit from a restructuring of Lyondell's European operations after the Bayer transaction and the attendant recognition of certain foreign exchange translation losses in the third and fourth quarters of 2000.

EXTRAORDINARY ITEM--The first quarter 2000 extraordinary loss on early retirement of debt consisted of the write off of unamortized debt issuance costs and amendment fees totaling $17 million, or $11 million after tax. These related to the early retirement of $999 million principal amount of debt on March 31, 2000, using net proceeds from the sale of assets to Bayer.


PRO FORMA

On March 31, 2000, Lyondell completed the sale of the polyols business and ownership interests in its U.S. PO manufacturing operations to Bayer for approximately $2.45 billion in cash. The following condensed income statement presents the unaudited pro forma consolidated operating results for the three months ended March 31, 2000 as if the transaction had occurred as of the beginning of 2000. The pro forma income statement assumes that net proceeds of $2.05 billion were used to retire debt in accordance with the provisions of Lyondell's credit facility and indentures as of the beginning of 2000. The operating results exclude the after-tax gain on asset sale of $332 million, or $2.82 per share, recorded in the first quarter 2000.

                                                                                       For the three
                                                                                        months ended
                                                                                       March 31, 2000
                                                                                    -----------------
In millions, except per share data
Sales and other operating revenues                                                               $916
Operating income                                                                                   72
Interest expense                                                                                  116
Net income from continuing operations                                                               6
Basic and diluted income per share from continuing operations                                     .06


The unaudited pro forma data presented above are not necessarily indicative of the results of operations of Lyondell that would have occurred had such transactions actually been consummated as of the indicated date, nor are they necessarily indicative of future results.


FIRST QUARTER 2001 VERSUS FOURTH QUARTER 2000

For the first quarter 2001, Lyondell reported a net loss of $34 million compared to a fourth quarter 2000 net loss before extraordinary item of $45 million. The improvement was due to higher operating income at Lyondell and a reduced loss on investment from Equistar. These improvements were partly offset by lower earnings at LCR in the first quarter 2001 and foreign exchange gains in the fourth quarter 2000 that did not recur in the first quarter 2001. Lyondell's operating income improved primarily due to higher margins for MTBE. Equistar increased margins and reduced its loss as a result of higher ethylene prices, which were partly offset by lower sales volumes, higher energy costs and the costs of shutting down one of its polymer facilities. LCR's earnings were negatively affected by a 10-day period of reduced operating rates due to an unplanned production unit outage in the first quarter 2001.

INTERMEDIATE CHEMICALS AND DERIVATIVES SEGMENT

OVERVIEW--Demand for products in the intermediate chemicals and derivatives ("IC&D") segment during the first quarter 2001 was negatively affected by the weaker economy in the U.S. and other regions. The cost of propylene, a key raw material, decreased in the first quarter 2001 from fourth quarter 2000 levels, but was still higher than first quarter 2000 levels. While average benchmark propylene costs decreased 6% compared to the fourth quarter 2000, they were 9% higher compared to the first quarter 2000. In addition, natural gas costs continued at high levels, increasing Lyondell's operating costs. The impact of the higher natural gas costs in the first quarter 2001 was estimated at approximately $35 million. Due to the weaker demand, Lyondell only partially offset the effect of the increased costs through price increases.

The following table sets forth volumes, including processing volumes, included in sales and other operating revenues for this segment. Co-product tertiary butyl alcohol ("TBA") is principally used to produce the derivative MTBE. Volumes for the polyols business, sold on March 31, 2000, are included through the date of sale. Bayer's ownership interest in the U.S. PO manufacturing joint venture ("PO Joint Venture") entered into by Lyondell and Bayer as part of the asset sale transaction, represents ownership of an in kind portion of the PO production of the PO Joint Venture. Bayer's share of the PO production from the PO Joint Venture will increase from approximately 1.47 billion pounds in 2001 to approximately 1.6 billion pounds annually in 2004 and thereafter. Lyondell takes in kind the remaining PO production and all styrene monomer ("SM") and TBA co-product production from the PO Joint Venture. Bayer's PO volumes are not included in sales and are excluded from the table.


                                                                              FOR THE THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                        ------------------------------------
IN MILLIONS                                                                        2001                 2000
-----------                                                             ---------------      ---------------
PO, PO derivatives, TDI (pounds)                                                    722                1,187
Co-products:
   SM (pounds)                                                                      789                  900
   TBA and derivatives (gallons)                                                    245                  284


REVENUES--Revenues of $857 million in the first quarter 2001 decreased from revenues of $1.1 billion in the first quarter 2000 primarily due to the March 31, 2000 sale of the polyols business. The sale of the polyols business resulted in a decrease of $220 million in sales revenues and a decrease of 408 million pounds in sales volumes, comparing first quarter 2001 to first quarter 2000. Excluding the effect of polyols, sales revenues decreased $59 million, or 6%, due to lower volumes, which were partly offset by higher prices for certain products. Sales volumes decreased by 14% for TBA and derivatives, 12% for SM, and 7% for PO and derivatives, which include TDI. The decreases primarily reflected lower demand due to the weaker U.S. economy. Average spot MTBE sales prices increased 34% in the first quarter 2001 compared to the first quarter 2000 in anticipation of strong demand for gasoline during the summer driving season and due to tight supplies. Average sales prices for most PO and derivatives products increased compared to first quarter 2000 in an attempt to recover higher raw material costs. SM prices decreased 18% due to weaker demand compared to the first quarter 2000.

OPERATING INCOME--Operating income was $31 million, or 4% of sales, in the first quarter 2001 compared to $87 million, or 8% of sales, in the first quarter 2000. The decrease was due to lower margins for PO and derivatives and SM, the sale of the polyols business and lower volumes for most products. These factors were partly offset by higher margins for MTBE. PO and derivatives product margins, excluding polyols, decreased as raw material costs, primarily propylene, rose in 2001, while weaker demand limited the ability to increase prices. The lower SM margins were due to lower prices and higher raw material costs, primarily ethylene. MTBE margins improved as the increase in prices significantly exceeded increases in raw material costs. Margins were also negatively affected by the impact of high natural gas costs on operating expenses during the first quarter 2001. Decreases in selling, general and administrative expenses, as well as in research and development expenses in 2000 primarily reflected the effects of the sale of the polyols business.

FIRST QUARTER 2001 VERSUS FOURTH QUARTER 2000

Operating income in the first quarter 2001 was $31 million compared to $13 million in the fourth quarter 2000. Compared to the fourth quarter 2000, the IC&D segment benefited from higher MTBE margins, improved performance in the BDO business and lower propylene costs. These factors more than offset the effects of higher energy costs and lower PO and TDI sales volumes due to weak polyurethanes markets. Sales volumes for PO and derivatives, including TDI, were 9% lower compared to the fourth quarter. The fourth quarter 2000 also included the impact of a scheduled PO plant outage; however, this was substantially offset by foreign exchange gains, which did not recur in the first quarter 2001.

MTBE margins expanded primarily as a result of higher selling prices, which are being supported by a tight gasoline market in advance of the summer driving season. Benchmark MTBE raw material margins increased from about 9 cents per gallon in the fourth quarter 2000 to about 25 cents per gallon in the first quarter 2001. PO margins improved due to higher selling prices and the lower cost for propylene. The average benchmark price for propylene in the first quarter 2001 was 21 cents per pound compared to 22.3 cents per pound in the fourth quarter 2000. BDO sales continued their growth, with sales volumes increasing 9% compared to the fourth quarter and 14% compared to the first quarter 2000. BDO margins also improved as a result of industry price increases. SM profitability was lower in the first quarter 2001 compared to the fourth quarter 2000 as a result of price erosion due to weaker demand.



                             EQUISTAR CHEMICALS, LP

OVERVIEW

General--Demand for products in Equistar's petrochemicals and polymers segments during the first quarter 2001 was affected by the continuing weakness of the U.S. economy, a trend that started in the second half of 2000. The U.S. economy grew at a 2% annual rate in the first quarter 2001 compared to 5% in the first half of 2000. Crude oil prices decreased in the first quarter 2001, resulting in lower costs for crude oil-based raw materials. However, high natural gas costs continued to affect the cost of other raw materials, natural gas liquids ("NGL"), and energy costs.

The impact of the higher natural gas costs on raw materials and energy costs in the first quarter 2001 was estimated at approximately $83 million compared to the first quarter 2000. The significant increase in NGL costs caused some producers, including Equistar, to idle plants that primarily use NGLs as raw materials. Industry analysts estimate that 15% to 20% of North American capacity was not utilized during the first quarter 2001 for this reason. Equistar implemented price increases, but only recovered some of the margin lost to the higher costs.

In addition, the ethylene industry is affected by significant capacity additions. The industry added annual ethylene capacity of 13.4 billion pounds globally in 2000 and is scheduled to add a record 14.1 billion pounds in 2001, or nearly 6% in each year. New domestic capacity scheduled for the latter half of 2001 will add 5% to domestic ethylene capacity during a period of weak demand growth.

NET INCOME--Equistar had a net loss of $77 million in the first quarter 2001 compared to net income of $56 million in the first quarter 2000. The $133 million decrease reflected the effect of lower petrochemicals and polymers volumes and margins and the $22 million cost of closing the Port Arthur polymers facility. Volumes were down on weaker demand due to the U.S. economy, while margins reflected significantly higher raw material and energy costs that were only partly recovered through higher prices.


FIRST QUARTER 2001 VERSUS FOURTH QUARTER 2000

Equistar reported a net loss of $77 million in the first quarter 2001 compared to a net loss of $118 million in the fourth quarter 2000. Excluding $22 million of unusual charges, Equistar had a net loss of $55 million in the first quarter 2001. The $63 million improvement in the first quarter 2001 primarily reflects higher prices for ethylene and polymers and a decline in crude oil-based raw material costs. These were partially offset by lower co-product prices, the impact of higher natural gas prices and weaker demand for products due to the general economic slowdown in the U.S.

In the petrochemicals segment, ethylene cash margins increased from low fourth quarter 2000 levels due to some industry success in raising ethylene prices to recover cost increases. The average benchmark price for ethylene was 32.1 cents per pound in the first quarter 2001 compared to 29.5 cents per pound in the fourth quarter 2000. The cost of ethylene decreased somewhat from the fourth quarter 2000 as the cost of crude oil-based raw material decreased. This was offset by lower co-product credits, due to a decrease in propylene and other co-product prices, and higher energy costs. Reported ethylene cash margins for the U.S. industry were 8.8 cents per pound in the first quarter 2001 compared to 5.6 cents per pound in the fourth quarter 2000 and nearly 10 cents per pound in the first quarter 2000. As a result of the deterioration in margins, particularly in January 2001, many producers, including Equistar, took operating actions, including temporarily shutting down capacity, to reduce losses. Sales volumes for petrochemical products were down 5% from fourth quarter 2000 levels as Equistar managed plant operating rates to maximize profitability.

First quarter 2001 results for the polymers segment were essentially unchanged from the fourth quarter 2000. The first quarter 2001 operating loss was $89 million compared to a fourth quarter 2000 operating loss of $85 million.
Polymer prices were increased in an effort to recover higher ethylene and energy costs. A 5 cent per pound industry price increase, effective January 1, 2001, was announced and about half of the increase was realized in the first quarter 2001. Margins were unchanged from the fourth quarter 2000, however, because the product price increases matched the cost increases. Polymers sales volumes for the first quarter 2001 decreased 5% from the fourth quarter 2000 due to overall demand weakness.


SEGMENT DATA

The following tables reflect selected actual sales volume data, including intersegment sales volume, and summarized financial information for Equistar's business segments.

                                                                           FOR THE THREE MONTHS
                                                                                   ENDED
                                                                                  MARCH 31,
                                                                  -------------------------------------
IN MILLIONS                                                                  2001                  2000
-----------                                                       ---------------       ---------------
SELECTED PETROCHEMICALS PRODUCTS:
    Olefins (pounds)                                                        4,241                 4,902
    Aromatics (gallons)                                                        90                   102
POLYMERS PRODUCTS (pounds)                                                  1,441                 1,667

MILLIONS OF DOLLARS
-------------------
SALES AND OTHER OPERATING REVENUES:
Petrochemicals segment                                                     $1,689                $1,752
Polymers segment                                                              542                   580
Intersegment eliminations                                                    (458)                 (474)
                                                                  ---------------       ---------------
     Total                                                                 $1,773                $1,858
                                                                  ===============       ===============
OPERATING INCOME (LOSS):
Petrochemicals segment                                                     $  115                $  172
Polymers segment                                                              (89)                  (31)
Unallocated and unusual charges                                               (62)                  (42)
                                                                  ---------------       ---------------
     Total                                                                 $  (36)               $   99
                                                                  ===============       ===============


PETROCHEMICALS SEGMENT

REVENUES--Revenues of $1.7 billion in the first quarter 2001 decreased nearly 4% from the first quarter 2000, as a 13% decrease in sales volumes was partly offset by higher sales prices. The decrease in sales volumes reflected the weakness of the U.S. economy and idled capacity as a result of the increase in NGL-based raw material costs. The increase in sales prices is primarily in response to the impact of the significant increase in natural gas costs on NGL-based raw materials and energy costs compared to the first quarter 2000. Benchmark quoted ethylene prices averaged 32.1 cents per pound in the first quarter 2001, an 11% increase over
28.8 cents per pound in the first quarter 2000.

OPERATING INCOME--Operating income of $115 million in the first quarter 2001 decreased from $172 million in the first quarter 2000 due to a combination of lower sales volumes and lower product margins. Margins decreased as sales price increases implemented by Equistar only partially covered the significant increases in costs of NGL-based raw materials and energy due to high natural gas prices in the first quarter 2001.


POLYMERS SEGMENT

REVENUES--Revenues of $542 million in the first quarter 2001 decreased nearly 7% compared to revenues of $580 million in the first quarter 2000. The decrease was primarily a result of 14% lower sales volumes partly offset by higher sales prices. The lower sales volumes reflect the effect of the weaker U.S. economy. The sales price increases were in response to higher raw material costs, primarily ethylene and propylene.

OPERATING INCOME--For the first quarter 2001, the polymers segment had an operating loss of $89 million compared to an operating loss of $31 million in the first quarter 2000. The increased operating loss was due to decreases in polymer margins, as sales price increases lagged behind increases in polymer raw material costs, as well as lower sales volumes and higher energy costs.


UNALLOCATED ITEMS

The following discusses significant changes in expenses that were not allocated to the petrochemicals or polymers segments.

UNUSUAL CHARGES--Equistar discontinued production at its higher-cost Port Arthur, Texas polyethylene facility on February 28, 2001 and shut down the facility. Closed production units included a 240 million pounds per year HDPE reactor and an LDPE reactor with annual capacity of 160 million pounds. These units and a 300 million pounds per year HDPE reactor mothballed in the fourth quarter of 1999 have been shut down permanently. The asset values of these production units were previously adjusted as part of a $96 million restructuring charge recognized in 1999. During the first quarter 2001, Equistar recorded a $22 million charge, which included environmental remediation liabilities and other exit costs of $10 million and severance benefits of $7 million for approximately 125 people employed at the Port Arthur facility. The balance primarily relates to the write down of certain inventories.

                           LYONDELL-CITGO Refining LP


REFINING SEGMENT

OVERVIEW--Beginning in October 2000, deliveries of extra heavy Venezuelan crude oil under the Crude Supply Agreement returned to the contractual rate of 230,000 barrels per day. During the first quarter 2000, such deliveries were at a rate of 184,000 barrels per day, forcing LCR to make spot purchases of crude oil to maintain production levels. A strong gasoline market during 2000 and continuing through the first quarter 2001 helped improve the margins that LCR realized on its spot purchases of crude oil. LCR was also affected by the significant increase in natural gas costs, which increased its operating costs by approximately $12 million, comparing the first quarter 2001 to the first quarter 2000. During the first quarter 2001, LCR experienced a 10-day period of reduced operating rates due to an unplanned outage of one of its production units.

FIRST QUARTER 2001 VERSUS FIRST QUARTER 2000

The following table sets forth, in thousands of barrels per day, sales volumes for LCR's refined products and processing rates for the periods indicated:

                                                For the three months ended
                                                         March 31,
                                             ---------------------------------
                                                     2001                 2000
                                             ------------         ------------
Refined products
    Gasoline                                          106                  106
    Diesel and heating oil                             71                   66
    Jet fuel                                           20                   15
    Aromatics                                          10                   10
    Other refined products                            104                  118
                                             ------------         ------------
        Total refined products volumes                311                  315
                                             ============         ============

Crude processing rates:
    Crude supply agreement--coked                     231                  180
    Other heavy crude oil--coked                       23                   41
    Other crude oil                                     5                   21
                                             ------------         ------------
        Total crude oil                               259                  242
                                             ============         ============


REVENUES--Revenues for LCR, including intersegment sales, were $910 million in the first quarter 2001, a 6% increase over first quarter 2000 revenues of $859 million. The increase was primarily due to higher sales prices for refined products, reflecting the ongoing strength of gasoline and other fuels prices, and was partly offset by a slight decrease in refined products volumes. Crude processing rates increased 7% from 242,000 barrels per day in the first quarter 2000 to 259,000 barrels per day in the first quarter 2001. The increase was primarily due to increased deliveries under the Crude Supply Agreement, reducing the need for purchases of crude oil in the spot market. The increase was partly offset by the effects of the 10-day unplanned outage in the first quarter 2001.

INTEREST EXPENSE--LCR's interest expense was $16 million in the first quarter 2001 compared to $12 million in the first quarter 2000. The increase was due to fees and higher interest rates associated with the refinancing of LCR's debt in May and September 2000.

NET INCOME--LCR's net income was $42 million in the first quarter 2001 compared to $22 million in the first quarter 2000. The increase was primarily due to higher deliveries and processing of crude oil under the Crude Supply Agreement as well as higher margins on spot crude oil. These benefits were partly offset by higher energy costs, the effects of the unplanned outage and higher interest expense.


FIRST QUARTER 2001 VERSUS FOURTH QUARTER 2000

LCR's net income in the first quarter 2001 was $42 million compared to $62 million in the fourth quarter 2000. The decrease reflected the negative effects of the 10-day unplanned outage and higher energy costs compared to the fourth quarter 2000. LCR benefited from continued delivery of contract levels of extra-heavy Venezuelan crude oil under the Crude Supply Agreement and higher processing rates of such volumes compared to the fourth quarter 2000. Processing volumes under the Crude Supply Agreement in the first quarter 2001 averaged 231,000 barrels per day compared to 219,000 barrels per day in the fourth quarter 2000. The first quarter 2001 also benefited from higher spot margins for other crude oil processed by LCR. Total crude processing rates in the first quarter 2001 declined by 11,000 barrels per day, or 4%, compared with the fourth quarter 2000 as a result of the 10-day unplanned outage.

FINANCIAL CONDITION

OPERATING ACTIVITIES--Lyondell's operating activities used cash of $62 million in the first quarter 2001 primarily due to a $48 million increase in working capital, the $34 million net loss and a $29 million non-cash benefit from the deferred tax provision. The increase in working capital is primarily due to a $92 million increase in inventories, which reflects a planned buildup of MTBE inventory levels in anticipation of significant MTBE demand during the summer driving season. This was partly offset by a $68 million decrease in accounts receivable due to improved collections.

INVESTING ACTIVITIES--Lyondell made capital expenditures of $11 million in the first quarter 2001. Capital expenditures by the joint ventures were $24 million by Equistar and $11 million by LCR in the first quarter 2001. Lyondell's pro rata share of the joint ventures' total capital expenditures was $16 million. First quarter 2001 contributions to affiliates were $20 million and included $15 million contributed to the joint venture with Bayer for the construction of PO-
11. Lyondell's 2001 projected capital spending is estimated at approximately $195 million, and its pro rata share of Equistar's and LCR's 2001 projected capital spending is $47 million and $64 million, respectively. Lyondell's and Equistar's planned 2001 capital expenditures have been reduced from previously reported amounts due to the poor current business environment. In addition to the PO-11 project, the 2001 capital amounts reflect spending for cost reduction and yield improvement projects by Equistar, and for regulatory compliance, maintenance and cost reduction projects by LCR. First quarter 2001 distributions from affiliates in excess of earnings were $28 million, including $22 million from LCR. Equistar did not make any distributions during the first quarter 2001.

FINANCING ACTIVITIES--In March 2001, Lyondell secured amendments to its credit facility and the transaction documents governing the operating lease for BDO-2, a new 275 million pound-per-year BDO facility currently under construction. The amendments increase Lyondell's financial and operating flexibility, primarily by making certain financial ratio requirements less restrictive.

Lyondell paid a regular quarterly dividend of $.225 per share of common stock, or $27 million, in the first quarter 2001.

LIQUIDITY AND CAPITAL RESOURCES--At March 31, 2001, Lyondell had cash on hand of $162 million. Lyondell also had $500 million available under its revolving credit facility that extends until July 2003. Current maturities of long-term debt were $11 million at March 31, 2001.

The amended credit facility and the indentures under which Lyondell's senior secured notes and senior subordinated notes were issued contain covenants that, subject to exceptions, restrict sale and leaseback transactions, lien incurrence, debt incurrence, dividends and investments, sales of assets and mergers and consolidations. In addition, the credit facility requires Lyondell to maintain specified financial ratios and consolidated net worth, in all cases as provided in the credit facility. The breach of these covenants could permit the lenders under Lyondell's credit facility and indentures to declare the loans immediately payable and could permit the lenders under Lyondell's credit facility to terminate future lending commitments. In the transaction documents for BDO-2, Lyondell agreed to comply with certain financial and other covenants that are substantially the same as those contained in the credit facility. A breach of those covenants could result in, among other things, Lyondell having to pay the project costs incurred to date. Lyondell was in compliance with all such covenants as of March 31, 2001.

Equistar had outstanding debt of $2.4 billion at March 31, 2001. Lyondell remains liable on $521 million of Equistar debt for which Equistar assumed primary responsibility in connection with its formation. At March 31, 2001, Equistar and LCR had combined outstanding debt of $2.9 billion to unrelated parties and combined equity of approximately $4.0 billion. The ability of the joint ventures to distribute cash to Lyondell is reduced by weaker business conditions and their respective debt service obligations.

Equistar's credit facility contains covenants that, subject to exceptions, restrict sale and leaseback transactions, lien incurrence, debt incurrence, sales of assets and mergers and consolidations, and require Equistar to maintain certain specified financial ratios, in all cases as provided in the credit facility. The breach of these covenants could permit the lenders to declare the loans immediately payable and to terminate future lending commitments. Furthermore, a default under Equistar's debt instruments involving more than $50 million of indebtedness would constitute a cross-default under Lyondell's credit facility. Equistar secured an amendment to its credit facility in March 2001 that increases its financial and operating flexibility, primarily by making certain financial ratio requirements less restrictive. Equistar was in compliance with all covenants under its debt instruments as of March 31, 2001.

Lyondell believes that conditions will be such that cash balances, cash generated from operating activities, and funds from lines of credit will be adequate to meet anticipated future cash requirements, including scheduled debt repayments, necessary capital expenditures and dividends.


CURRENT BUSINESS OUTLOOK

Management expects second quarter 2001 earnings to improve significantly over the first quarter of 2001 due to higher MTBE margins and volumes and better results from refining operations despite difficult business conditions in Lyondell's chemical businesses due to a weak economy. The expected improvement in MTBE margins is seasonal due to the start of the summer driving season and lower inventories of reformulated gasoline, which uses MTBE, than at the same time last year. The expected improved second quarter earnings from the LCR refining segment result from higher crude processing rates and higher margins on spot market volumes. In addition, the recent easing of natural gas prices should lower production costs across all of Lyondell's businesses. However, a seasonal decline in aircraft deicer volumes will partially offset the second quarter improvement.


ITEM 3.  DISCLOSURE OF MARKET AND REGULATORY RISK.

Lyondell's exposure to market and regulatory risks is described in Item 7a of its Annual Report on Form 10-K for the year ended December 31, 2000. Lyondell's exposure to market and regulatory risks has not changed materially in the quarter ended March 31, 2001, except as noted below.

Equistar enters into over-the-counter "derivatives," or price swaps, and futures contracts for crude oil to help manage its exposure to commodity price risk with respect to crude oil-related raw material purchases. As of March 31, 2001, the outstanding contracts covered 7.3 million barrels, mature from April 2001 through December 2001, and cover from approximately 15% to 25% of Equistar's estimated crude oil-related raw material exposures for the period from April 2001 to December 2001. Based on quoted market prices, Equistar recorded a liability of $2 million at March 31, 2001 for those contracts. Assuming a hypothetical 30% decrease in crude oil prices from those in effect at March 31, 2001, Equistar's loss in earnings for the derivatives contracts would be approximately $23 million. Sensitivity analysis was used for this purpose. Lyondell's pretax share of such losses would be approximately $9 million. The quantitative information about market risk is necessarily limited because it does not take into account the effects of the underlying operating transactions. Equistar does not engage in any derivatives trading activities.


FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this report are "forward-looking statements" within the meaning of the federal securities laws. Although Lyondell believes the expectations reflected in such forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties, and Lyondell can give no assurance that such expectations will prove to have been correct. Lyondell's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including:

 . the cyclical nature of the chemical and refining industries, . uncertainties associated with the United States and worldwide economies, . current and potential governmental regulatory actions in the United States and in other countries,
 .  substantial chemical and refinery capacity additions resulting in oversupply and declining prices and margins,
 .  the availability and cost of raw materials,

 . operating interruptions (including leaks, explosions, fires, mechanical failure, unscheduled downtime, labor difficulties, transportation interruptions, spills and releases and other environmental risks), and

 .  Lyondell's ability to implement cost reductions.

Many of such factors are beyond Lyondell's or its joint ventures' ability to control or predict. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or prior earnings levels.

All forward-looking statements in this Form 10-Q are qualified in their entirety by the cautionary statements contained in this section and in Lyondell's Annual Report on Form 10-K for the year ended December 31, 2000.

                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     There have been no material developments with respect to Lyondell's legal proceedings previously reported in the Annual Report on Form 10-K for the year ended December 31, 2000, except as described below.

     In April 1997, the Illinois Attorney General's Office filed a complaint in Grundy County, Illinois Circuit Court seeking monetary sanctions for releases into the environment at Millennium Petrochemicals Inc.'s Morris, Illinois plant in alleged violation of state regulations. The Morris, Illinois plant was contributed to Equistar on December 1, 1997 in connection with the formation of Equistar. Equistar now believes that a civil penalty in excess of $100,000 could result, without giving effect to contribution or indemnification obligations of others. Lyondell would bear its proportionate share of such civil penalty. Equistar does not believe that the ultimate resolution of this complaint will have a material adverse effect on the business or financial condition of Equistar.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Lyondell held its annual meeting of stockholders on May 3, 2001. The stockholders elected all of Lyondell's nine nominees for director and ratified the appointment of PricewaterhouseCoopers LLP as Lyondell's independent auditors for 2001. The votes were as follows:

1.        Election of Directors:

          Nominee                         For                         Withheld
          -------                         ---                         --------
          Carol A. Anderson               106,480,985                   803,342
          William T. Butler               106,542,205                   742,122
          Travis Engen                    106,594,686                   719,641
          Stephen F. Hinchliffe, Jr.      106,489,930                   794,397
          David J. Lesar                  106,525,656                   758,671
          Dudley C. Mecum II              106,441,296                   843,031
          Dan F. Smith                    106,242,556                 1,041,771
          William R. Spivey                97,969,784                 9,314,543
          Paul R. Staley                  106,519,257                   765,070

2.        Appointment of PricewaterhouseCoopers LLP:

          For:                            106,356,735
          Against:                            701,542
          Abstain:                            226,050


    In July 2000, William R. Spivey became a member of Lyondell's Board of Directors and became the President and Chief Executive Officer of Luminent Inc. As a result of changing jobs and only being a member of Lyondell's Board of Directors for half of 2000, Dr. Spivey was unable to attend 75% of all meetings of the Board and committees on which he served during the period that he served during 2000. Lyondell reported this result in its Proxy Statement relating to the 2001 annual meeting of stockholders, and Lyondell's management believes that this caused certain institutional stockholders to withhold authority to vote for Dr. Spivey's election as a director.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

   4.7(b) Amendment No. 1 dated as of March 27, 2001 to the Credit Agreement dated as of November 25, 1997, as amended and restated as of February 5, 1999, among Equistar, as Borrower, Millennium America Inc., as Guarantor, and the Lenders party thereto.

   4.8(b) Amendment No. 5 dated as of March 27, 2001 to the $7,000,000,000 Credit Agreement dated as of July 23, 1998.

 10.3 Amended and Restated Supplementary Executive Retirement Plan, effective January 1, 2001.

 10.11 Amended and Restated Elective Deferral Plan for Non-Employee Directors, effective December 31, 2000.


      (b)  Reports on Form 8-K

           The following Current Report on Form 8-K was filed during the quarter ended March 31, 2001 and through the date hereof:

 Date of Report                Item No.           Financial Statements
---------------                --------           ---------------------
February 6, 2001                  5                         No

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Lyondell Chemical Company


Dated:  May 14, 2001                          /s/  ROBERT T. BLAKELY
                                  --------------------------------------------
                                                 Robert T. Blakely
                                             Executive Vice President
                                            and Chief Financial Officer
                                               (Duly Authorized and
                                           Principal Financial Officer)



                                                /s/  JOSEPH M. PUTZ
                                  --------------------------------------------
                                                  Joseph M. Putz
                                                 Acting Controller
                                          (Principal Accounting Officer)