Form 10-Q
period 2001-06-30
LYONDELL CHEMICAL CO
filed 2001-08-06
CIK 842635

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

                 For the quarterly period ended June 30, 2001

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

  Number of shares of Common Stock, $1.00 par value, outstanding as of June 30, 2001: 117,562,920

================================================================================

                         PART I.  FINANCIAL INFORMATION

                           LYONDELL CHEMICAL COMPANY

            ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                       CONSOLIDATED STATEMENTS OF INCOME

                                                           For the Three Months Ended                   For the Six Months Ended
                                                                    June 30,                                    June 30,
                                                         -------------------------------             ------------------------------
Millions of dollars, except per share data                   2001                 2000                  2001                 2000
------------------------------------------               -----------          ----------             ----------           ---------
SALES AND OTHER OPERATING REVENUES                          $ 902                $ 976                $1,759               $2,112

OPERATING COSTS AND EXPENSES:
     Cost of sales                                            761                  769                 1,516                1,721
     Selling, general and administrative expenses              41                   33                    80                   88
     Research and development expense                           8                    7                    16                   21
     Amortization of goodwill
          and other intangible assets                          26                   25                    50                   53
                                                            -----                -----                ------               ------
                                                              836                  834                 1,662                1,883
                                                            -----                -----                ------               ------
     Operating income                                          66                  142                    97                  229

Interest expense                                              (98)                (123)                 (197)                (288)
Interest income                                                 4                   20                    11                   28
Other income (expense), net                                    (1)                  (1)                    2                   (6)
Gain on sale of assets                                        - -                  - -                   - -                  544
                                                            -----                -----                ------               ------
     Income (loss) before equity investments,
          income taxes and extraordinary item                 (29)                  38                   (87)                 507
                                                            -----                -----                ------               ------

INCOME (LOSS) FROM EQUITY INVESTMENTS:
     Equistar Chemicals, LP                                    (2)                  72                   (24)                 105
     LYONDELL-CITGO Refining LP                                41                  (10)                   68                    6
     Other                                                      3                    4                   - -                    5
                                                            -----                -----                ------               ------
                                                               42                   66                    44                  116
                                                            -----                -----                ------               ------
     Income (loss) before income
          taxes and extraordinary items                        13                  104                   (43)                 623

Provision for (benefit from) income taxes                       9                   39                   (13)                 241
                                                            -----                -----                ------               ------
     Income (loss) before extraordinary items                   4                   65                   (30)                 382

Extraordinary loss on extinguishment
     of debt, net of income taxes                             - -                  (19)                  - -                  (30)
                                                            -----                -----                ------               ------
NET INCOME (LOSS)                                           $   4                $  46                $  (30)              $  352
                                                            =====                =====                ======               ======
BASIC EARNINGS PER SHARE:
     Income (loss) before extraordinary items               $ .04                $ .55                $ (.25)              $ 3.25
                                                            =====                =====                ======               ======
     Net income (loss)                                      $ .04                $ .39                $ (.25)              $ 3.00
                                                            =====                =====                ======               ======
DILUTED EARNINGS PER SHARE:
     Income (loss) before extraordinary items               $ .04                $ .55                $ (.25)              $ 3.25
                                                            =====                =====                ======               ======
     Net income (loss)                                      $ .04                $ .39                $ (.25)              $ 2.99
                                                            =====                =====                ======               ======

                See Notes to Consolidated Financial Statements.

                           LYONDELL CHEMICAL COMPANY

                          CONSOLIDATED BALANCE SHEETS


                                                                                       June 30,                December 31,
Millions of dollars, except par value data                                               2001                      2000
------------------------------------------                                           ----------                ------------
ASSETS
Current assets:
     Cash and cash equivalents                                                          $  105                    $  260
     Accounts receivable, net                                                              420                       508
     Inventories                                                                           390                       392
     Prepaid expenses and other current assets                                              66                        49
     Deferred tax assets                                                                   132                       136
                                                                                        ------                    ------
          Total current assets                                                           1,113                     1,345
                                                                                        ------                    ------
Property, plant and equipment, net                                                       2,321                     2,429
Investments and long-term receivables:
     Investment in PO joint ventures                                                       652                       621
     Investment in Equistar Chemicals, LP                                                  574                       599
     Receivable from LYONDELL-CITGO Refining LP                                            229                       229
     Investment in LYONDELL-CITGO Refining LP                                               44                        20
     Other investments and long-term receivables                                           126                       137
Goodwill, net                                                                            1,111                     1,152
Other assets                                                                               515                       515
                                                                                        ------                    ------
Total assets                                                                            $6,685                    $7,047
                                                                                        ======                    ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                   $  284                    $  399
     Current maturities of long-term debt                                                   11                        10
     Other accrued liabilities                                                             258                       325
                                                                                        ------                    ------
          Total current liabilities                                                        553                       734
                                                                                        ------                    ------
Long-term debt, less current maturities                                                  3,838                     3,844
Other liabilities                                                                          483                       441
Deferred income taxes                                                                      686                       702
Commitments and contingencies
Minority interest                                                                          165                       181
Stockholders' equity:
     Preferred stock, $.01 par value, 80,000,000 shares
       authorized, none outstanding                                                        - -                       - -
     Common stock, $1.00 par value, 250,000,000 shares
       authorized, 120,250,000 shares issued                                               120                       120
     Additional paid-in capital                                                            854                       854
     Retained earnings                                                                     421                       504
     Accumulated other comprehensive loss                                                 (360)                     (258)
     Treasury stock, at cost, 2,687,080 and 2,689,667 shares, respectively                 (75)                      (75)
                                                                                        ------                    ------
          Total stockholders' equity                                                       960                     1,145
                                                                                        ------                    ------
Total liabilities and stockholders' equity                                              $6,685                    $7,047
                                                                                        ======                    ======

                See Notes to Consolidated Financial Statements.

                           LYONDELL CHEMICAL COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                              For the Six Months Ended
                                                                                                      June 30,
                                                                                          -------------------------------
Millions of dollars                                                                          2001                 2000
--------------------                                                                      ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                      $ (30)             $   352
     Adjustments to reconcile net income (loss) to
       net cash used in operating activities:
          Gain on sale of assets                                                              - -                 (544)
          Depreciation and amortization                                                       132                  150
          Deferred income taxes                                                               (23)                   2
          Extraordinary items                                                                 - -                   30
          Decrease (increase) in accounts receivable                                           75                 (103)
          (Increase) decrease in inventories                                                   (6)                  16
          Decrease in accounts payable                                                       (106)                 (15)
          Net change in other working capital accounts                                        (46)                  18
          Other, net                                                                          (29)                 (39)
                                                                                            -----              -------
               Net cash used in operating activities                                          (33)                (133)
                                                                                            -----              -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of assets, net of cash sold                                           - -                2,424
     Expenditures for property, plant and equipment                                           (40)                 (31)
     Distributions from affiliates in excess of earnings                                       20                   31
     Contributions and advances to affiliates                                                 (40)                 (13)
     Other                                                                                    - -                  (32)
                                                                                            -----              -------
               Net cash (used in) provided by investing activities                            (60)               2,379
                                                                                            -----              -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of long-term debt                                                               (5)              (2,061)
     Dividends paid                                                                           (53)                 (52)
     Payment of debt-related costs                                                             (3)                 (18)
                                                                                            -----              -------
               Net cash used in financing activities                                          (61)              (2,131)
                                                                                            -----              -------
Effect of exchange rate changes on cash                                                        (1)                  (2)
                                                                                            -----              -------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                             (155)                 113
Cash and cash equivalents at beginning of period                                              260                  307
                                                                                            -----              -------
Cash and cash equivalents at end of period                                                  $ 105              $   420
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

As part of the asset sale, Lyondell accrued liabilities of $53 million for employee severance, relocation and other employee benefits, covering approximately 850 employees. The affected employees were generally terminated on or about April 1, 2000, with a limited number providing transition services through mid-2001. During the third quarter 2000, Lyondell reduced the accrued liability by $25 million due to a reduction in the number of affected employees and significantly lower than expected payments of severance and other benefits. Payments of $27 million for severance, relocation and other employee benefits were made through June 30, 2001. Lyondell expects to settle the remainder of the liability during the second half of 2001.

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

                                                                                        June 30,               December 31,
Millions of dollars                                                                       2001                     2000
-------------------                                                                    ----------              ------------
BALANCE SHEETS
Total current assets                                                                     $1,231                   $1,332
Property, plant and equipment, net                                                        3,759                    3,819
Goodwill, net                                                                             1,069                    1,086
Other assets                                                                                332                      345
                                                                                         ------                   ------
Total assets                                                                             $6,391                   $6,582
                                                                                         ======                   ======

Current maturities of long-term debt                                                     $  190                   $   90
Other current liabilities                                                                   564                      653
Long-term debt, less current maturities                                                   2,058                    2,158
Other liabilities                                                                           149                      141
Partners' capital                                                                         3,430                    3,540
                                                                                         ------                   ------
Total liabilities and partners' capital                                                  $6,391                   $6,582
                                                                                         ======                   ======


                                                            For the Three Months Ended                   For the Six Months Ended
                                                                     June 30,                                    June 30,
                                                         ----------------------------------           -----------------------------
                                                             2001                   2000                 2001                 2000
                                                         ----------             -----------           ---------             -------
STATEMENTS OF INCOME
Sales and other operating revenues                         $1,600                 $1,899               $3,373                $3,757
Cost of sales                                               1,522                  1,634                3,245                 3,332
Other operating costs and expenses                             64                     67                  150                   128
                                                           ------                 ------               ------                ------
Operating income (loss)                                        14                    198                  (22)                  297
Interest expense, net                                         (45)                   (44)                 (91)                  (89)
Other income (expense), net                                     1                     (2)                   6                   - -
                                                           ------                 ------               ------                ------
Net income (loss)                                          $  (30)                $  152               $ (107)               $  208
                                                           ======                 ======               ======                ======
SELECTED CASH FLOW INFORMATION
Depreciation and amortization                              $   81                 $   75               $  159                $  152
Expenditures for property, plant and equipment                 29                     28                   53                    48


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

                                                                                         June 30,              December 31,
Millions of dollars                                                                        2001                    2000
-------------------                                                                     ----------            -------------
BALANCE SHEETS
Total current assets                                                                      $  262                  $  310
Property, plant and equipment, net                                                         1,305                   1,319
Other assets                                                                                  59                      67
                                                                                          ------                  ------
Total assets                                                                              $1,626                  $1,696
                                                                                          ======                  ======

Notes payable                                                                             $  - -                  $  450
Other current liabilities                                                                    313                     417
Long-term debt                                                                               450                     - -
Loans payable to partners                                                                    264                     264
Other liabilities                                                                             61                      57
Partners' capital                                                                            538                     508
                                                                                          ------                  ------
Total liabilities and partners' capital                                                   $1,626                  $1,696
                                                                                          ======                  ======


                                                             For the Three Months Ended                   For the Six Months Ended
                                                                      June 30,                                    June 30,
                                                          --------------------------------              ---------------------------
                                                            2001                    2000                   2001               2000
                                                          --------                --------              ---------            ------
STATEMENTS OF INCOME
Sales and other operating revenues                         $ 932                   $ 901                 $1,842              $1,760
Cost of sales                                                837                     893                  1,675               1,704
Selling, general and administrative expenses                  14                      14                     28                  28
                                                           -----                   -----                 ------              ------
Operating income (loss)                                       81                      (6)                   139                  28
Interest expense, net                                        (15)                    (16)                   (31)                (28)
                                                           -----                   -----                 ------              ------
Net income (loss)                                          $  66                   $ (22)                $  108              $  - -
                                                           =====                   =====                 ======              =======
SELECTED CASH FLOW INFORMATION
Depreciation and amortization                              $  27                   $  30                 $   55              $   56
Expenditures for property, plant and equipment                18                      18                     29                  35


5.  EXTRAORDINARY ITEMS

During the first and second quarters of 2000, Lyondell retired debt in the principal amount of $999 million and $1.05 billion, respectively, prior to maturity. During the first quarter 2000, unamortized debt issuance costs and amendment fees of $17 million, less a tax benefit of $6 million, were written off and reported as an extraordinary loss on extinguishment of debt. During the second quarter 2000, Lyondell wrote off $21 million of unamortized debt issuance costs and amendment fees and paid call premiums of $8 million. The total of $29 million, less a tax benefit of $10 million, was reported as an extraordinary loss on extinguishment of debt in the second quarter 2000.

6.  INVENTORIES

The components of inventories consisted of the following:

                                                                                       June 30,               December 31,
Millions of dollars                                                                      2001                     2000
-------------------                                                                  ------------            -------------
Finished goods                                                                           $ 308                    $ 301
Work-in-process                                                                              8                        7
Raw materials                                                                               42                       51
Materials and supplies                                                                      32                       33
                                                                                         -----                    -----
     Total inventories                                                                   $ 390                    $ 392
                                                                                         =====                    =====


7.  PROPERTY, PLANT AND EQUIPMENT, NET

The components of property, plant and equipment, at cost, and the related accumulated depreciation consisted of the following:

                                                                                       June 30,               December 31,
Millions of dollars                                                                      2001                     2000
-------------------                                                                   ---------               ------------
Land                                                                                    $   10                   $   10
Manufacturing facilities and equipment                                                   2,511                    2,580
Construction in progress                                                                   104                       95
                                                                                        ------                   ------
     Total property, plant and equipment                                                 2,625                    2,685
Less accumulated depreciation                                                              304                      256
                                                                                        ------                   ------
     Property, plant and equipment, net                                                 $2,321                   $2,429
                                                                                        ======                   ======

8.  LONG-TERM DEBT

Long-term debt consisted of the following:

                                                                                        June 30,              December 31,
Millions of dollars                                                                       2001                    2000
-------------------                                                                   ----------             ------------
Term Loan B                                                                             $  192                  $  193
Term Loan E                                                                                831                     835
Senior Secured Notes, Series A due 2007, 9.625%                                            900                     900
Senior Secured Notes, Series B due 2007, 9.875%                                          1,000                   1,000
Senior Subordinated Notes due 2009, 10.875%                                                500                     500
Debentures - due 2005, 9.375%                                                              100                     100
Debentures - due 2010, 10.25%                                                              100                     100
Debentures - due 2020, 9.8%                                                                224                     224
Other                                                                                        2                       2
                                                                                        ------                  ------
    Total long-term debt                                                                 3,849                   3,854
Less current maturities                                                                     11                      10
                                                                                        ------                  ------
    Long-term debt, net                                                                 $3,838                  $3,844
                                                                                        ======                  ======

Lyondell's credit facility required Lyondell to issue $470 million of subordinated notes, or more junior securities, by June 2002. The requirement to issue $470 million of subordinated notes could be reduced by $2 for each $1 of equity securities issued by Lyondell, and could be eliminated if Lyondell achieved either (1) a specified total debt to adjusted EBITDA ratio, as defined, or (2) a specified credit rating for its senior unsecured debt. As of December 31, 2000, Lyondell satisfied the first condition. Therefore, in May 2001, the requirement to issue $470 million of subordinated notes was eliminated.

In March 2001, Lyondell secured an amendment to its credit facility making certain financial ratio requirements less restrictive. Lyondell will seek an additional amendment to its credit facility to make certain financial ratio requirements less restrictive. Lyondell anticipates that the amendment will become effective prior to September 30, 2001.


9.  DERIVATIVE FINANCIAL INSTRUMENTS

During 2000, Lyondell entered into foreign currency forward contracts to hedge foreign exchange exposures related to euro-denominated capital commitments on the PO-11 construction project.

As of January 1, 2001, Lyondell adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. Under SFAS No. 133, all derivative instruments are recorded on the balance sheet at fair value. Currently, Lyondell uses only cash flow hedges. Gains or losses from changes in the fair value of the derivative used in a cash flow hedge are deferred in accumulated other comprehensive income, to the extent the hedge is effective, and subsequently reclassified to earnings to offset the impact of the forecasted transaction.

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

At December 31, 2000, forward contracts in the notional amount of 134 million euros, or approximately $125 million, were outstanding. The fair market value of these derivative instruments at December 31, 2000 represented an asset of $1 million and was based on quoted market prices. On January 1, 2001, in accordance with the transition provisions of SFAS No. 133, Lyondell recorded an after-tax gain of less than $1 million as a transition adjustment in accumulated other comprehensive income, representing the cumulative effect of an accounting change (see Note 11).

During the second quarter 2001, Lyondell entered into additional foreign currency forward contracts in the notional amount of 86 million euros to hedge foreign exchange exposures related to euro-denominated capital commitments on the PO-11 construction project for the year 2002. In addition, Lyondell entered into price swap contracts with Occidental Energy Marketing, Inc., a subsidiary of Occidental Petroleum Corporation, covering 37.8 million gallons of unleaded gasoline to hedge its margins on future sales of MTBE.

As of June 30, 2001, the notional amounts of outstanding foreign currency forward contracts, which mature from July 2001 through December 2002, totaled 180 million euros, or approximately $152 million at June 30, 2001 exchange rates. The contracts were recognized at their fair value on June 30, 2001, resulting in an unrealized pretax loss of $8 million, all of which was deemed effective and, therefore, a $5 million after tax loss was recognized in accumulated other comprehensive income. The $5 million loss recorded in accumulated other comprehensive income is expected to be reclassified from July through December 2002 and included in plant construction costs. As of June 30, 2001, price swap contracts covering 37.8 million gallons of unleaded gasoline, which mature from October 2001 through December 2001, were outstanding. The contracts were recognized at their fair value on June 30, 2001, resulting in an unrealized pretax gain of $2 million of which 90% was deemed effective and recognized in accumulated other comprehensive income. The ineffective portion, which was less than $1 million, was recorded as a component of cost of sales in the consolidated statements of income. The $1 million after-tax gain related to the effective portion of the $2 million pretax gain was recorded in accumulated other comprehensive income and is expected to be reclassified to the consolidated statements of income from October 2001 through December 2001.

The following table summarizes activity affecting the fair value of derivative instruments and the related after-tax effect on accumulated other comprehensive income ("AOCI") for the three and six months ended June 30, 2001:

                                                        For the three months ended                     For the Six Months Ended
                                                              June 30, 2001                                 June 30, 2001
                                                --------------------------------------        --------------------------------------
                                                    Derivatives              AOCI,                Derivatives              AOCI,
Millions of dollars                                 Fair Value             Net of Tax             Fair Value             Net of Tax
-------------------                             ---------------       ----------------        ---------------       ----------------
Income (loss):
    Balance at beginning of period                     $ (6)                  $ (4)                  $- -                   $ - -
    January 1, 2001 transition adjustment
        recognition of December 31, 2000
        fair value and gain                             - -                    - -                      1                     - -
    Unrealized loss on derivative instruments            (2)                    (1)                    (9)                    (5)
    Reclassification of realized losses on
        maturing derivative instruments
        to plant construction cost                        2                      1                      2                      1
                                                       ----                   ----                   ----                   ----
    Unrealized loss on derivative instruments
        at June 30, 2001                               $ (6)                  $ (4)                  $ (6)                  $ (4)
                                                       ====                   ====                   ====                   ====


10.  COMMITMENTS AND CONTINGENCIES

Bayer Claim--In June 2001, Bayer AG delivered a notice of claim to Lyondell in relation to its March 2000 purchase of Lyondell's polyols business, asserting various claims relating to alleged breaches of representations and warranties related to condition of the business and assets. The notice of claim seeks damages in excess of $100 million. Lyondell will vigorously contest the claims and does not expect the resolution of the claims to result in any material adverse effect on its business, financial condition, results of operations or liquidity. The agreement governing the transaction with Bayer provides a formal dispute resolution process, the final step of which would be binding arbitration in Houston, Texas.

Capital Commitments--Lyondell has commitments, including those related to capital expenditures, all made in the normal course of business. At June 30, 2001, major capital commitments included Lyondell's 50% share of those related to the construction of a world-scale PO facility, known as PO-11, in The Netherlands and a major expansion of a toluene diisocyanate ("TDI") facility in France. Lyondell's outstanding commitments on these two projects totaled approximately $186 million as of June 30, 2001.

Leases--During the third quarter 2000, construction began on a new butanediol ("BDO") facility in Europe known as BDO-2. Construction is being financed by a third party lessor. Upon completion in the second quarter of 2002, a subsidiary of Lyondell will lease the facility under an operating lease for a term of five years. Lyondell may, at its option, purchase the facility at any time up to the end of the lease term for an amount equal to the unrecovered construction costs of the lessor, as defined. If Lyondell does not exercise the purchase option, the facility will be sold and Lyondell will pay the lessor a termination fee to the extent the sales price is less than the residual value of the facility, as defined. The residual value at the end of the lease term is estimated at approximately 206 million euros, or $174 million using June 30, 2001 exchange rates. In the transaction documents for BDO-2, Lyondell agreed to comply with certain financial and other covenants that are substantially the same as those contained in the credit facility. A breach of those covenants could result in, among other things, Lyondell having to pay the project costs incurred to date. In March 2001, Lyondell secured amendments to the transaction documents consistent with the March 2001 amendment to its credit facility. Lyondell will seek additional amendments to the transaction documents consistent with the amendment it will seek to its credit facility. Lyondell anticipates that the amendments will become effective prior to September 30, 2001. See Note 8 for a discussion of the proposed amendments to the credit facility.

TDI Agreements--In January 1995, ARCO Chemical Company ("ARCO Chemical") entered into a tolling agreement and a resale agreement with Rhodia covering the entire TDI output of Rhodia's two plants in France, which have a combined average annual capacity of approximately 264 million pounds. Lyondell is currently required to purchase an average minimum of 212 million pounds of TDI per year under the agreements. The aggregate purchase price is a combination based on plant cost and market price. In the second quarter 2000, Lyondell entered into a series of arrangements with Rhodia to expand the capacity at the Pont de Claix plant, which provides TDI to Lyondell under the tolling agreement. The expansion will add approximately 105 million pounds of average annual capacity at the Pont de Claix plant, resulting in a total average annual capacity of approximately 269 million pounds, which is scheduled to be available in December 2001. After the completion of the expansion, all of the TDI that Lyondell receives from Rhodia will come from the Pont de Claix plant, which is designed to have a more efficient cost structure. Lyondell's average minimum TDI purchase commitment under the revised tolling agreement will be 197 million pounds of TDI per year and will be extended through 2016. The resale agreement, which covered output at the Lille plant, will expire December 31, 2001.

Crude Supply Agreement--Under the Crude Supply Agreement, PDVSA Petroleo y Gas, S.A. ("PDVSA Oil"), an affiliate of CITGO and of Petroleos de Venezuela, S.A. ("PDVSA"), the national oil company of the Republic of Venezuela, is required to sell, and LCR is required to purchase, 230,000 barrels per day of extra heavy crude oil. This constitutes approximately 86% of the refinery's refining capacity of 268,000 barrels per day of crude oil. By letter dated April 16, 1998, PDVSA Oil informed LCR that the Venezuelan government, through the Ministry of Energy and Mines, had instructed that production of certain grades of crude oil be reduced. The letter stated that PDVSA Oil declares itself in a force majeure situation and that PDVSA Oil will reduce deliveries of crude oil. Such reductions in deliveries were purportedly based on announced OPEC production cuts. LCR began receiving reduced deliveries of crude oil from PDVSA Oil in August 1998, amounting to 195,000 barrels per day in that month. LCR was advised by PDVSA Oil in May 1999 of a further reduction in the deliveries of crude oil supplied under the Crude Supply Agreement to 184,000 barrels per day, effective May 1999.

On several occasions since then, PDVSA Oil has further reduced crude oil deliveries, although it made payments under a different provision of the Crude Supply Agreement in partial compensation for such reductions. Subsequently, PDVSA Oil unilaterally increased deliveries of crude oil to LCR to 195,000 barrels per day effective April 2000, to 200,000 barrels per day effective July 2000 and to 230,000 barrels per day effective October 2000.

By letter dated February 9, 2001, PDVSA Oil informed LCR that the Venezuelan government, through the Ministry of Energy and Mines, had instructed that production of certain grades of crude oil be reduced effective February 1, 2001. The letter states that PDVSA Oil declares itself in a force majeure situation, but does not announce any reduction in crude oil deliveries to LCR. Although some reduction in crude oil delivery may be forthcoming, it is unclear as to the level of reduction, if any, which may be anticipated. LCR has consistently contested the validity of PDVSA Oil's and PDVSA's reductions in deliveries under the Crude Supply Agreement and, on March 12, 2001, Lyondell, on behalf of LCR, sent a letter to PDVSA Oil and PDVSA disputing the existence and validity of the purported force majeure situation declared by the February 9, 2001 letter.

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

LCR Debt--On July 20, 2001, LCR completed the refinancing of its one-year credit facilities dated September 15, 2000, which consisted of a $450 million term loan and a $70 million revolving credit facility. The new 18-month credit facilities mature in January 2003 and include a $450 million term loan and $70 million revolving credit facility to be used for working capital and general business purposes.

Cross Indemnity Agreement--In connection with the 1988 transfer of assets and liabilities to Lyondell from Atlantic Richfield Company ("ARCO"), now wholly owned by BP p.l.c., Lyondell agreed to assume certain liabilities arising out of the operation of Lyondell's integrated petrochemicals and refining business prior to July 1, 1988. In connection with the transfer of such liabilities, Lyondell and ARCO entered into an agreement, updated in 1997 ("Revised Cross-Indemnity Agreement"), whereby Lyondell agreed to defend and indemnify ARCO against certain uninsured claims and liabilities which ARCO may incur relating to the operation of Lyondell prior to July 1, 1988, including certain liabilities which may arise out of pending and future lawsuits. For current and future cases related to Lyondell's products and operations, ARCO and Lyondell bear a proportionate share of judgment and settlement costs according to a formula that allocates responsibility based upon years of ownership during the relevant time period. Under the Revised Cross-Indemnity Agreement, Lyondell will assume responsibility for its proportionate share of future costs for waste site matters not covered by ARCO insurance.

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

Indemnification Arrangements Relating to Equistar--Lyondell, Millennium and Occidental have each agreed to provide certain indemnifications to Equistar with respect to the petrochemicals and polymers businesses contributed by the partners. In addition, Equistar agreed to assume third party claims that are related to certain pre-closing contingent liabilities that are asserted prior to December 1, 2004 for Lyondell and Millennium, and May 15, 2005 for Occidental, to the extent the aggregate thereof does not exceed $7 million to each partner, subject to certain terms of the respective asset contribution agreements. As of June 30, 2001, Equistar had incurred approximately $5 million under the $7 million indemnification basket with respect to the business contributed by Lyondell. Equistar also agreed to assume third party claims that are related to certain pre-closing contingent liabilities that are asserted for the first time after December 1, 2004 for Lyondell and Millennium, and for the first time after May 15, 2005 for Occidential.

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

Lyondell is currently contributing funds to the clean up of two waste sites located near Houston, Texas under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), as amended, and the Superfund Amendments and Reauthorization Act of 1986. Lyondell has also been named, along with several other companies, as a potentially responsible party for a third CERCLA site near Houston, Texas. In addition, Lyondell is involved in administrative proceedings or lawsuits relating to a minimal number of other CERCLA sites. Lyondell estimates, based upon currently available information, that potential loss contingencies associated with the latter CERCLA sites, individually and in the aggregate, are not significant.

As of June 30, 2001, Lyondell's environmental liability for future assessment and remediation costs at the above-mentioned sites totaled $28 million. The liabilities per site range from less than $1 million to $12 million and are expected to be incurred over the next two to seven years. In the opinion of management, there is currently no material range of loss in excess of the amount recorded for these sites. However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in other CERCLA, RCRA, TNRCC or other comparable state or foreign law investigations, could require Lyondell to reassess its potential exposure related to environmental matters.

The eight-county Houston/Galveston region has been designated a severe non-attainment area for ozone by the U.S. Environmental Protection Agency ("EPA"). As a result, the TNRCC has submitted a plan to the EPA to reach and demonstrate compliance with the ozone standard by November 2007. Ozone is a product of the reaction between volatile organic compounds ("VOCs") and nitrogen oxides ("NOx") in the presence of sunlight, and is a principal component of smog. The proposed plans for meeting the ozone standard focus on significant reductions in NOx emissions. NOx emission reduction controls must be installed at LCR's refinery and each of Lyondell's two facilities and Equistar's six facilities in the Houston/Galveston region during the next several years, well in advance of the 2007 deadline. Compliance with the provisions of the plan will result in increased capital investment during the next several years and higher annual operating costs for Equistar, Lyondell and LCR. As a result, Lyondell estimates that aggregate related capital expenditures could total between $400 million and $500 million for Lyondell, Equistar and LCR before the 2007 deadline. Lyondell's share of such expenditures could total between $65 million and $80 million, and Lyondell's share of Equistar's and LCR's expenditures could total between $160 million and $195 million. The timing and amount of these expenditures are subject to regulatory and other uncertainties, as well as obtaining the necessary permits and approvals. Lyondell has been actively involved with a number of organizations to help solve the ozone problem in the most cost-effective manner and, in January 2001, Lyondell and an organization composed of industry participants filed a lawsuit against the TNRCC to encourage adoption of their alternative plan to achieve the same air quality improvement with less negative economic impact on the region. In June 2001, the parties entered into a consent order with respect to the lawsuit. Pursuant to the consent order, the TNRCC agreed to review, by June 2002, the scientific data for ozone formation in the Houston/Galveston region. If the TNRCC scientific review supports the industry group proposal, the TNRCC has agreed to revise the NOx emission reduction requirements set forth in its original plan. Such revision of the NOx emission reduction requirements would reduce the estimated capital investments required by Lyondell, Equistar and LCR to comply with the plans for meeting the ozone standard.

In the United States, the Clean Air Act Amendments of 1990 set minimum levels for oxygenates, such as methyl tertiary butyl ether ("MTBE"), in gasoline sold in areas not meeting specified air quality standards. However, while studies by federal and state agencies and other organizations have shown that MTBE is safe for use in gasoline, is not carcinogenic and is effective in reducing automotive emissions, the presence of MTBE in some water supplies in California and other states due to gasoline leaking from underground storage tanks and in surface water from recreational water craft has led to public concern that MTBE may, in certain limited circumstances, affect the taste and odor of drinking water supplies, and thereby lead to possible public concerns.

Certain federal and state governmental initiatives have sought either to rescind the oxygenate requirement for reformulated gasoline or to restrict or ban the use of MTBE. Such actions, to be effective, would require (i) a waiver of the state's oxygenate mandate, (ii) Congressional action in the form of an amendment to the Clean Air Act or (iii) replacement of MTBE with another oxygenate such as ethanol, a more costly, untested and less widely available additive. California has twice sought a waiver of its oxygenate mandate. California's request was denied by both the Clinton Administration and the Bush Administration. At the federal level, a blue ribbon panel appointed by the EPA issued its report on July 27, 1999. That report recommended, among other things, reducing the use of MTBE in gasoline. During 2000, the EPA announced its intent to seek legislative changes from Congress to give the EPA authority to ban MTBE over a three-year period. Such action would only be granted through amendments to the Clean Air Act. Additionally, the EPA is seeking a ban of MTBE utilizing rulemaking authority contained in the Toxic Substance Control Act. It would take at least three years for such a rule to issue. In January 2001, however, senior policy analysts at the U.S. Department of Energy presented a study stating that banning MTBE would create significant economic risk. The study did not identify any benefits from banning MTBE. Additionally, in early 2001, after a thorough evaluation of MTBE conducted in connection with proposed amendments to the 1998 European Council directive on gasoline and diesel fuel specifications, the European Union concluded that the use of MTBE in gasoline does not present a health risk to the community or a risk to the environment, and decided not to restrict the use of MTBE in the European Union. The EPA initiatives mentioned above or other governmental actions could result in a significant reduction in Lyondell's MTBE sales. Lyondell has developed technologies to convert tertiary butyl alcohol ("TBA") into alternate gasoline blending components should it be necessary to reduce MTBE production in the future.

The Clean Air Act specified certain emissions standards for vehicles beginning in the 1994 model year and required the EPA to study whether further emissions reductions from vehicles were necessary starting no earlier than the 2004 model year. In 1998, the EPA concluded that more stringent vehicle emission standards were needed and that additional controls on gasoline and diesel were necessary to meet these emission standards. New standards for gasoline were finalized in 1999 and will require refiners to produce a low sulfur gasoline by 2004, with final compliance by 2006. A new "on-road" diesel standard was adopted in January 2001 and will require refiners to produce ultra low sulfur diesel by June 2006, with some allowance for a conditional phase-in period that could extend final compliance until 2009. Lyondell estimates that these rules will result in increased capital investment for LCR, totaling between $175 million to $225 million for the new gasoline standards and $250 million to $300 million for the new diesel standard, between now and the implementation dates. Lyondell's share of LCR's capital expenditures would be between $250 million and $300 million. In addition, these rules could result in higher operating costs for LCR. Equistar's olefins fuel business may also be impacted if these rules increase the cost for processing fuel components.

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


11.  STOCKHOLDERS' EQUITY

Basic and Diluted Earnings Per Share--Basic earnings per share ("EPS") for income (loss) before extraordinary items for the periods presented are computed based upon the weighted average number of shares outstanding for the periods. Diluted earnings per share for income (loss) before extraordinary items include the effect of outstanding stock options issued under the 1999 Long-Term Incentive Plan and the Executive Long-Term Incentive Plan. These stock options were antidilutive in the six-month period ended June 30, 2001.

                                                                                    For the three months ended
                                                                                             June 30,
                                                             ---------------------------------------------------------------------
                                                                          2001                                   2000
                                                             --------------------------------      -------------------------------
Thousands of shares                                               Shares               EPS              Shares             EPS
-------------------                                          --------------      ------------      -------------     -------------
Basic                                                               117,563              $.04            117,549              $.39
Dilutive effect of options                                              398               - -                605               - -
                                                                    -------              ----            -------              ----
Diluted                                                             117,961              $.04            118,154              $.39
                                                                    =======              ====            =======              ====

                                                                                      For the six months ended
                                                                                              June 30,
                                                             ----------------------------------------------------------------------
                                                                            2001                                  2000
                                                             --------------------------------       -------------------------------
Thousands of shares                                               Shares               EPS               Shares             EPS
-------------------                                          --------------      ------------       -------------     -------------
Basic                                                               117,563             $(.25)            117,556             $3.00
Dilutive effect of options                                              - -               - -                 244              (.01)
                                                                    -------             -----             -------             -----
Diluted                                                             117,563             $(.25)            117,800             $2.99
                                                                    =======             =====             =======             =====


Comprehensive Income - Comprehensive income (loss) consisted of the following:

                                                               For the Three Months Ended                 For the Six Months Ended
                                                                        June 30,                                 June 30,
                                                            --------------------------------            --------------------------
Millions of dollars                                            2001                   2000                 2001             2000
-------------------                                         ---------              ---------            ---------        ---------
Net income (loss)                                             $   4                  $  46                $ (30)           $ 352
                                                              -----                  -----                -----            -----
Other comprehensive income (loss):
   SFAS No. 133 transition adjustment                           - -                    - -                   - -             - -
   Unrealized loss on derivative instruments                     (1)                   - -                   (5)             - -
   Reclassification of losses on derivative                       1                    - -                    1              - -
    instruments
   Foreign currency translation loss                            (48)                   (11)                 (98)            (139)
                                                              -----                  -----                -----            -----
Total other comprehensive loss                                  (48)                   (11)                (102)            (139)
                                                              -----                  -----                -----            -----
Comprehensive income (loss)                                   $ (44)                 $  35                $(132)           $ 213
                                                              =====                  =====                =====            =====

The transition adjustment resulting from the adoption of SFAS No. 133 as of January 1, 2001 was less than $1 million. After-tax losses of $1 million related to maturing contracts were reclassified from accumulated other comprehensive income and included in plant construction costs (see Note 9).


12.  SEGMENT AND RELATED INFORMATION

Lyondell has four reportable segments in which it operates: (i) intermediate chemicals and derivatives; (ii) petrochemicals; (iii) polymers; and (iv) refining. Lyondell's methanol business is not a reportable segment. Summarized financial information concerning reportable segments is shown in the following table:

                                                     Intermediate
                                                      Chemicals
                                                         and
Millions of dollars                                  Derivatives    Petrochemicals   Polymers    Refining    Other     Total
-------------------                                  -----------    ---------------  --------    --------    -----     ------
FOR THE THREE MONTHS ENDED JUNE 30, 2001:
Sales and other operating revenues                         $  902      $    - -      $    - -    $    - -    $ - -     $  902
Operating income                                               66                                                          66
Interest expense                                                                                               (98)       (98)
Interest income                                                                                                  4          4
Other expense, net                                                                                              (1)        (1)
Income (loss) from equity investments                         - -            33            (9)         41      (23)        42
Income before income taxes and extraordinary item                                                                          13

FOR THE THREE MONTHS ENDED JUNE 30, 2000:
Sales and other operating revenues                         $  976      $    - -      $    - -    $    - -    $ - -     $  976
Operating income                                              142                                                         142
Interest expense                                                                                              (123)      (123)
Interest income                                                                                                 20         20
Other expense, net                                                                                              (1)        (1)
Income (loss) from equity investments                           3           109           (10)        (10)     (26)        66
Income before income taxes and extraordinary item                                                                         104

FOR THE SIX MONTHS ENDED JUNE 30, 2001:
Sales and other operating revenues                         $1,759      $    - -      $    - -    $    - -    $ - -     $1,759
Operating income                                               97                                                          97
Interest expense                                                                                              (197)      (197)
Interest income                                                                                                 11         11
Other income, net                                                                                                2          2
Income (loss) from equity investments                           1            80           (46)         68      (59)        44
Loss before income taxes and extraordinary item                                                                           (43)

FOR THE SIX MONTHS ENDED JUNE 30, 2000:
Sales and other operating revenues                         $2,112      $    - -      $    - -    $    - -    $ - -     $2,112
Operating income                                              229                                                         229
Interest expense                                                                                              (288)      (288)
Interest income                                                                                                 28         28
Other expense, net                                                                                              (6)        (6)
Gain on sale of assets                                                                                         544        544
Income (loss) from equity investments                           6           180           (22)          6      (54)       116
Income before income taxes and extraordinary item                                                                         623

The following table presents the details of "Income (loss) from equity investments" as presented above in the "Other" column for the periods indicated:

                                                       For the Three Months Ended               For the Six Months Ended
                                                                June 30,                                 June 30,
                                                  ---------------------------------       -------------------------------------
Millions of dollars                                  2001                2000                  2001                  2000
-------------------                               ----------       ----------------       ---------------       ---------------
Equistar items not allocated to petrochemicals
    and polymers:
      Principally general and administrative
        expenses and interest expense, net          $ (26)                 $ (27)                $ (49)                $ (53)
      Unusual charges - Port Arthur shutdown          - -                    - -                    (9)                  - -
Income (loss) from equity investment
    in Lyondell Methanol Company                        3                      1                    (1)                   (1)
                                                    -----                  -----                 -----                 -----
          Total--Other                              $ (23)                 $ (26)                $ (59)                $ (54)
                                                    =====                  =====                 =====                 =====

13.  PURCHASE OF ARCO CHEMICAL COMPANY

In connection with the July 28, 1998 acquisition of ARCO Chemical, Lyondell accrued liabilities for costs associated with the delay of construction of the PO-11 plant, vesting of certain key manager benefits pursuant to a change of control provision, severance costs for the involuntary termination of certain headquarters employees and relocation costs for moving personnel to Lyondell's Houston headquarters. The total accrued liability for these items was approximately $255 million at the date of acquisition. Lyondell subsequently revised the portion of the estimated liabilities for penalties and cancellation charges related to the PO-11 lump-sum construction contract and related commitments. Based on the final negotiated terms, Lyondell reduced the accrued liability by $13 million in 1999 and by $8 million in 2000. In addition, during 2000 Lyondell finalized the portion of the accrued liability related to employee costs and reduced the liability by $10 million. The benefit in 2000 from the accrual reversal was substantially offset by other acquisition-related costs. Through June 30, 2001, Lyondell had paid and charged approximately $214 million against the accrued liability. The remaining $10 million of the accrued liability related to PO-11 commitments and will be paid periodically through the first quarter 2003.


14.  SUPPLEMENTAL GUARANTOR INFORMATION

ARCO Chemical Technology Inc. ("ACTI"), ARCO Chemical Technology L.P. ("ACTLP") and Lyondell Chemical Nederland, Ltd. ("LCNL") are guarantors (collectively "Guarantors") of the $500 million senior subordinated notes and $1.9 billion senior secured notes issued by Lyondell in May 1999. LCNL, a Delaware corporation, is a wholly owned subsidiary of Lyondell that operates, through wholly owned foreign subsidiaries, a chemical production facility in Rotterdam, The Netherlands. ACTI is a Delaware corporation, which holds the investment in ACTLP. ACTLP is a Delaware limited partnership, which holds and licenses technology to other Lyondell affiliates and to third parties. Separate financial statements of the Guarantors are not considered to be material to the holders of the senior subordinated notes and senior secured notes. The following condensed consolidating financial information present supplemental information for the Guarantors as of December 31, 2000 and as of and for the three and six months ended June 30, 2001 and 2000.

           CONDENSED CONSOLIDATING FINANCIAL INFORMATION (UNAUDITED)

                                 BALANCE SHEET
                              AS OF JUNE 30, 2001

                                                                           Non-                            Consolidated
Millions of dollars                      Lyondell      Guarantors       Guarantors      Eliminations         Lyondell
-------------------                     ----------     ----------       ----------      ------------       ------------
Total current assets                       $  876         $   237             $- -           $   - -             $1,113
Property, plant and equipment, net          1,816             505              - -               - -              2,321
Investments and
     long-term receivables                  3,694           1,161              920            (4,150)             1,625
Goodwill, net                                 727             384              - -               - -              1,111
Other assets                                  451              64              - -               - -                515
                                           ------         -------             ----           -------             ------
Total assets                               $7,564         $ 2,351             $920           $(4,150)            $6,685
                                           ======         =======             ====           =======             ======

Current maturities of long-term debt       $   11         $   - -             $- -           $   - -             $   11
Other current liabilities                     321             221              - -               - -                542
Long-term debt,
     less current maturities                3,838             - -              - -               - -              3,838
Other liabilities                             430              53              - -               - -                483
Deferred income taxes                         561             125              - -               - -                686
Intercompany liabilities (assets)           1,278          (1,292)              14               - -                - -
Minority interest                             165             - -              - -               - -                165
Stockholders' equity                          960           3,244              906            (4,150)               960
                                           ------         -------             ----           -------             ------
Total liabilities and
     stockholders' equity                  $7,564         $ 2,351             $920           $(4,150)            $6,685
                                           ======         =======             ====           =======             ======



                                 BALANCE SHEET
                            AS OF DECEMBER 31, 2000

                                                                           Non-                            Consolidated
Millions of dollars                      Lyondell      Guarantors       Guarantors      Eliminations         Lyondell
-------------------                     ----------     ----------       ----------      ------------       ------------
Total current assets                       $1,103         $   242             $- -           $   - -             $1,345
Property, plant and equipment, net          1,863             566              - -               - -              2,429
Investments and
     long-term receivables                  3,644             413              920            (3,371)             1,606
Goodwill, net                                 738             414              - -               - -              1,152
Other assets                                  450              61              - -                 4                515
                                           ------         -------             ----           -------             ------
Total assets                               $7,798         $ 1,696             $920           $(3,367)            $7,047
                                           ======         =======             ====           =======             ======

Current maturities of long-term debt       $   10         $   - -             $- -           $   - -             $   10
Other current liabilities                     501             223              - -               - -                724
Long-term debt,
     less current maturities                3,844             - -              - -               - -              3,844
Other liabilities                             382              59              - -               - -                441
Deferred income taxes                         562             140              - -               - -                702
Intercompany liabilities (assets)           1,173          (1,245)              68                 4                - -
Minority interest                             181             - -              - -               - -                181
Stockholders' equity                        1,145           2,519              852            (3,371)             1,145
                                           ------         -------             ----           -------             ------
Total liabilities and
     stockholders' equity                  $7,798         $ 1,696             $920           $(3,367)            $7,047
                                           ======         =======             ====           =======             ======

                              STATEMENTS OF INCOME
                    FOR THE THREE MONTHS ENDED JUNE 30, 2001

                                                                            Non-                             Consolidated
Millions of Dollars                      Lyondell       Guarantors       Guarantors       Eliminations         Lyondell
-------------------                     ---------       ----------       ----------       ------------       ------------
Sales and other operating revenues           $765             $201             $- -               $(64)              $902
Cost of sales                                 686              139              - -                (64)               761
Selling, general and
     administrative expenses                   36                5              - -                - -                 41
Research and development expense                8              - -              - -                - -                  8
Amortization of goodwill
     and other intangible assets               22                4              - -                - -                 26
                                             ----             ----             ----               ----               ----
Operating income                               13               53              - -                - -                 66
Interest income (expense), net                (97)             - -                3                - -                (94)
Other income (expense), net                    43              (44)             - -                - -                 (1)
Income from equity investments                 51              - -               41                (50)                42
Intercompany income (expense)                 (13)              16               (3)               - -                - -
Provision for income taxes                      5                4               12                (12)                 9
                                             ----             ----             ----               ----               ----
Net income (loss)                            $ (8)            $ 21             $ 29               $(38)              $  4
                                             ====             ====             ====               ====               ====



                              STATEMENTS OF INCOME
                    FOR THE THREE MONTHS ENDED JUNE 30, 2000

                                                                            Non-                             Consolidated
Millions of dollars                      Lyondell       Guarantors       Guarantors       Eliminations         Lyondell
--------------------                    ---------       ----------       ----------       ------------       ------------
Sales and other operating revenues          $ 837             $252             $- -              $(113)             $ 976
Cost of sales                                 699              183              - -               (113)               769
Selling, general and
     administrative expenses                   33               (1)               1                - -                 33
Research and development expense                7              - -              - -                - -                  7
Amortization of goodwill
     and other intangible assets               18                7              - -                - -                 25
                                            -----             ----             ----              -----              -----
Operating income (loss)                        80               63               (1)               - -                142
Interest income (expense), net               (107)             - -                4                - -               (103)
Other income (expense), net                    41              (42)             - -                - -                 (1)
Income from equity investments                 78              - -               63                (75)                66
Intercompany income (expense)                 (37)              40               (3)               - -                - -
Provision for income taxes                     20               24               25                (30)                39
                                            -----             ----             ----              -----              -----
Income  before
     extraordinary item                        35               37               38                (45)                65
Extraordinary item, net of taxes              (19)             - -              - -                - -                (19)
                                            -----             ----             ----              -----              -----
Net income                                  $  16             $ 37             $ 38              $ (45)             $  46
                                            =====             ====             ====              =====              =====

                              STATEMENTS OF INCOME
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001


                                                                            Non-                             Consolidated
Millions of dollars                      Lyondell       Guarantors       Guarantors       Eliminations         Lyondell
--------------------                    ---------       ----------       ----------       ------------       ------------
Sales and other operating revenues         $1,492            $ 438             $- -              $(171)            $1,759
Cost of sales                               1,401              286              - -               (171)             1,516
Selling, general and
     administrative expenses                   73                7              - -                - -                 80
Research and development expense               16              - -              - -                - -                 16
Amortization of goodwill
     and other intangible assets               41                9              - -                - -                 50
                                           ------            -----             ----              -----             ------
Operating income (loss)                       (39)             136              - -                - -                 97
Interest income (expense), net               (194)               1                7                - -               (186)
Other income (expense), net                   107             (105)             - -                - -                  2
Income from equity investments                 84              - -               42                (82)                44
Intercompany income (expense)                 (38)              44               (6)               - -                - -
(Benefit from) provision for
     income taxes                             (25)              24               13                (25)               (13)
                                           ------            -----             ----              -----             ------
Net income (loss)                          $  (55)           $  52             $ 30              $ (57)            $  (30)
                                           ======            =====             ====              =====             ======



                              STATEMENTS OF INCOME
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000


                                                                            Non-                             Consolidated
Millions of dollars                      Lyondell       Guarantors       Guarantors       Eliminations         Lyondell
--------------------                    ---------       ----------       ----------       ------------       ------------
Sales and other operating revenues         $1,833             $469             $- -              $(190)            $2,112
Cost of sales                               1,553              358              - -               (190)             1,721
Selling, general and
     administrative expenses                   84                3                1                - -                 88
Research and development expense               21              - -              - -                - -                 21
Amortization of goodwill
     and other intangible assets               38               15              - -                - -                 53
                                           ------             ----             ----              -----             ------
Operating income (loss)                       137               93               (1)               - -                229
Gain (loss) on sale of assets                 553               (9)             - -                - -                544
Interest income (expense), net               (268)             - -                8                - -               (260)
Other income (expense), net                    73              (79)             - -                - -                 (6)
Income from equity investments                153              - -              110               (147)               116
Intercompany income (expense)                (119)             126               (7)               - -                - -
Provision for income taxes                    205               51               43                (58)               241
                                           ------             ----             ----              -----             ------
Income before
     extraordinary item                       324               80               67                (89)               382
Extraordinary item, net of taxes              (30)             - -              - -                - -                (30)
                                           ------             ----             ----              -----             ------
Net income                                 $  294             $ 80             $ 67              $ (89)            $  352
                                           ======             ====             ====              =====             ======

                            STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001

                                                                            Non-                             Consolidated
Millions of dollars                      Lyondell       Guarantors       Guarantors       Eliminations         Lyondell
--------------------                    ---------       ----------       ----------       ------------       ------------
Net income (loss)                           $ (55)            $ 52             $ 30               $(57)             $ (30)
Adjustments to reconcile net
  income (loss)  to net cash provided
  by (used in) operating activities:
     Depreciation and amortization            110               22              - -                - -                132
     Net changes in working
          capital and other                  (121)             (46)             (25)                57               (135)
                                            -----             ----             ----               ----              -----
     Net cash provided by
          (used in) operating
           activities                         (66)              28                5                - -                (33)
                                            -----             ----             ----               ----              -----
Expenditures for property,
     plant and equipment                      (36)              (4)             - -                - -                (40)
Distributions from affiliates
     in excess of earnings                     (4)             - -               24                - -                 20
Contributions and advances
     to affiliates                             18              (29)             (29)               - -                (40)
                                            -----             ----             ----               ----              -----
     Net cash used in
          investing activities                (22)             (33)              (5)               - -                (60)
                                            -----             ----             ----               ----              -----
Payment of debt related costs                  (3)             - -              - -                - -                 (3)
Repayments of long-term debt                   (5)             - -              - -                - -                 (5)
Dividends paid                                (53)             - -              - -                - -                (53)
                                            -----             ----             ----               ----              -----
     Net cash used in
          financing activities                (61)             - -              - -                - -                (61)
                                            -----             ----             ----               ----              -----
Effect of exchange rate
     changes on cash                           13              (14)             - -                - -                 (1)
                                            -----             ----             ----               ----              -----
Decrease in cash
     and cash equivalents                   $(136)            $(19)            $- -               $- -              $(155)
                                            =====             ====             ====               ====              =====

                            STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000


                                                                            Non-                             Consolidated
Millions of dollars                      Lyondell       Guarantors       Guarantors       Eliminations         Lyondell
--------------------                    ---------       ----------       ----------       ------------       ------------
Net income                                $   296            $  80             $ 67               $(91)           $   352
Adjustments to reconcile net
  income to net cash provided
  by (used in) operating activities:
     (Gain) loss on sale of assets           (553)               9              - -                - -               (544)
     Depreciation and amortization            120               30              - -                - -                150
     Extraordinary item                        30              - -              - -                - -                 30
     Net changes in working
          capital and other                   166             (295)             (83)                91               (121)
                                          -------            -----             ----               ----            -------
     Net cash provided by
          (used in) operating
           activities                          59             (176)             (16)               - -               (133)
                                          -------            -----             ----               ----            -------
Proceeds from sale of assets,
     net of cash sold                       2,260              164              - -                - -              2,424
Expenditures for property,
     plant and equipment                      (27)              (4)             - -                - -                (31)
Distributions from affiliates
     in excess of earnings                      4              - -               27                - -                 31
Contributions and advances
     to affiliates                              8              (11)             (10)               - -                (13)
Other                                         (32)             - -              - -                - -                (32)
                                          -------            -----             ----               ----            -------
     Net cash provided by
          investing activities              2,213              149               17                - -              2,379
                                          -------            -----             ----               ----            -------
Payment of debt-related costs                 (18)             - -              - -                - -                (18)
Repayments of long-term debt               (2,061)             - -              - -                - -             (2,061)
Dividends paid                                (52)             - -              - -                - -                (52)
                                          -------            -----             ----               ----            -------
     Net cash used in
          financing activities             (2,131)             - -              - -                - -             (2,131)
                                          -------            -----             ----               ----            -------
Effect of exchange rate
     changes on cash                          (14)              12              - -                - -                 (2)
                                          -------            -----             ----               ----            -------
Increase (decrease) in
     cash and cash equivalents            $   127            $ (15)            $  1               $- -            $   113
                                          =======            =====             ====               ====            =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

General--The U.S. economy grew at an estimated annual rate of 1% in the first half of 2001 compared to 5% in the first half of 2000. The European and Asian economies are also showing signs of weakness in 2001. Crude oil prices, which affect the cost of crude-oil based raw materials, began to decrease in the first quarter 2001 and continued in a downward trend in the second quarter 2001 to levels comparable to the year-ago periods. Natural gas costs, which affect the cost of natural gas liquids ("NGL"), another major source of raw materials for Equistar, as well as energy costs for Lyondell, Equistar and LCR began to decrease in the second quarter 2001 from the high levels reached in the first quarter 2001.

Natural gas prices spiked in January 2001 at nearly $10 per million BTUs, compared to a price range of $1.50 to $2.50 per million BTUs in the period from 1991 to 1999. Since the January 2001 spike, natural gas prices have decreased. Second quarter 2001 average natural gas prices decreased 33% from first quarter 2001 levels. Nonetheless, second quarter 2001 average natural gas prices were 36% higher than natural gas prices in the second quarter 2000 and almost doubled comparing the first half of 2001 to the first half of 2000. The high natural gas prices had a significant cost impact on Lyondell, Equistar and LCR in the first quarter and first six months of 2001.

On March 31, 2000, Lyondell completed the sale of the polyols business and ownership interests in its U.S. PO manufacturing operations to Bayer for approximately $2.45 billion. Lyondell used the net proceeds, as well as cash flows from operations, to retire $2.4 billion of debt during 2000. The lower debt levels have resulted in significantly lower interest expense for Lyondell. Lyondell recorded a $544 million pretax, $332 million after-tax, gain on the sale in the first quarter 2000. Including post-closing adjustments that were recorded in the third quarter 2000, the sale of assets generated a total pretax gain of $590 million, or $400 million after tax, during 2000.

INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS--Income before extraordinary items for the second quarter 2001 was $4 million, a decrease of $61 million compared to income before extraordinary items of $65 million in the second quarter 2000. The loss before extraordinary items of $30 million for the first six months of 2001 decreased $80 million from income before extraordinary items for the first six months of 2000 of $50 million, excluding the $332 million after-tax gain on asset sale in the first quarter 2000.

The decreases in 2001 profitability were primarily due to lower product margins and volumes at Lyondell and Equistar as a result of a weaker global economy. Lyondell's styrene monomer ("SM") earnings and Equistar's petrochemicals segment earnings decreased significantly in the second quarter 2001 from the second quarter 2000 when those markets were comparatively strong. Volumes and margins for Lyondell's PO and derivatives, which include TDI, also decreased in 2001 due to the weaker global economy. In addition, 2001 results were negatively affected by higher raw material and energy costs, particularly in the first quarter 2001, due to the spike in natural gas costs. These decreases were partly offset by Lyondell's lower interest expense and higher LCR earnings, which benefited from higher margins and increased deliveries under the Crude Supply Agreement.


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

INCOME FROM EQUITY INVESTMENT IN EQUISTAR--Lyondell's equity investment in Equistar resulted in a loss of $2 million in the second quarter 2001, a decrease of $74 million compared to income of $72 million in the second quarter 2000.
The decrease in the second quarter 2001 was due to lower margins and volumes in Equistar's petrochemicals segment. Polymers segment results did not change significantly. The lower petrochemicals margins were primarily the result of lower prices, especially for co-product propylene.

Lyondell's equity loss was $24 million for the first six months of 2001, a decrease of $129 million compared to income of $105 million for the comparable 2000 period. The decrease in the first six months of 2001 was due to lower margins and volumes for both the petrochemicals and polymers segments, reflecting weaker demand due to the economy, as well as Lyondell's $9 million share of shutdown costs for Equistar's Port Arthur polymer facility, which was permanently closed February 28, 2001.

INCOME FROM EQUITY INVESTMENT IN LCR--Lyondell's income from its equity investment in LCR was $41 million in the second quarter 2001, an improvement of $51 million compared to a loss of $10 million in the second quarter 2000. Lyondell's equity income was $68 million in the first six months of 2001, an improvement of $62 million compared to income of $6 million for the first six months of 2000. The improvements in 2001 were primarily due to higher deliveries and increased margins under the Crude Supply Agreement as well as higher margins on spot market volumes. LCR had unplanned outages in the first and second quarters of 2001. Similarly, LCR had a major planned turnaround in the second quarter 2000.

INTEREST EXPENSE--Interest expense was $98 million in the second quarter 2001 compared to $123 million in the second quarter 2000, and $197 million in the first six months of 2001 compared to $288 million in the 2000 period. The decreases in interest expense were due to the retirement of a total of $2.4 billion of debt during 2000 primarily using net proceeds of the March 31, 2000 asset sale to Bayer.

INTEREST INCOME--Interest income was $4 million in the second quarter 2001 compared to $20 million in the second quarter 2000, and $11 million in the first six months of 2001 compared to $28 million in the 2000 period. The decreased interest income in 2001 reflects higher cash balances, primarily in the second quarter 2000, as a result of proceeds from the asset sale to Bayer.

Income Tax--In the second quarter 2001, the effective tax rate was revised to 31%, compared to the 39% estimated in the first quarter 2001. This resulted in an unfavorable tax adjustment of $4 million in the second quarter 2001. The change in the effective tax rate resulted from a revised projection of earnings for the year 2001, offset by taxes payable in foreign jurisdictions. Lyondell's effective tax rate is also affected by nondeductible permanent differences related to certain goodwill amortization. The 2000 effective tax rate was also estimated at 39% during the first six months of 2000. However, it was revised to 32% in the third quarter 2000 due to a federal tax benefit that resulted from a restructuring of Lyondell's European operations after the Bayer transaction and the attendant recognition of certain foreign exchange translation losses in the third and fourth quarters of 2000.

EXTRAORDINARY ITEM--The second quarter 2000 extraordinary item consisted of the write off of unamortized debt issuance costs and amendment fees of $21 million and the payment of call premiums of $8 million for a total of $29 million, or $19 million after tax, related to the early retirement of debt. The first quarter 2000 also included an extraordinary loss on early retirement of debt, consisting of the write off of unamortized debt issuance costs and amendment fees totaling $17 million, or $11 million after tax. The extraordinary items in the first and second quarters of 2000 related to the early retirement of $2.05 billion principal amount of debt, using net proceeds from the sale of assets to Bayer.


PRO FORMA

On March 31, 2000, Lyondell completed the sale of the polyols business and ownership interests in its U.S. PO manufacturing operations to Bayer for approximately $2.45 billion in cash. The following condensed income statement presents the unaudited pro forma consolidated operating results for the six months ended June 30, 2000 as if the transaction had occurred as of the beginning of 2000. The pro forma income statement assumes that net proceeds of $2.05 billion were used to retire debt in accordance with the provisions of Lyondell's credit facility and indentures as of the beginning of 2000. The operating results exclude the after-tax gain on asset sale of $332 million, or $2.82 per share, recorded in the first quarter 2000.

                                                                                            For the six
                                                                                            months ended
                                                                                           June 30, 2000
                                                                                        -----------------
In millions, except per share data
----------------------------------
Sales and other operating revenues                                                                 $1,892
Operating income                                                                                      214
Interest expense                                                                                      225
Net income from continuing operations                                                                  75
Basic and diluted income per share from continuing operations                                         .64

The unaudited pro forma data presented above are not necessarily indicative of the results of operations of Lyondell that would have occurred had such transactions actually been consummated as of the indicated date, nor are they necessarily indicative of future results.


SECOND QUARTER 2001 VERSUS FIRST QUARTER 2001

Lyondell had net income of $4 million in the second quarter 2001 compared to a $34 million loss in the first quarter 2001. The improved second quarter 2001 results primarily reflect seasonally higher MTBE margins at Lyondell, reduced losses at Equistar, improved performance at LCR and lower natural gas costs. The reduction in Equistar's loss was due to lower natural gas and polymers segment raw material costs. The first quarter 2001 also included Lyondell's $9 million share of Equistar's Port Arthur shutdown costs. The improvement at LCR was the result of higher margins on crude refining, good operating performance and lower energy and fixed costs compared to the first quarter 2001.


INTERMEDIATE CHEMICALS AND DERIVATIVES SEGMENT

OVERVIEW--Demand for products in the intermediate chemicals and derivatives ("IC&D") segment during the first half of 2001 was negatively affected by the weaker U.S. economy as well as lower demand in Europe and Asia. The cost of propylene, a key raw material, has been decreasing steadily after peaking in mid-2000. Average benchmark propylene costs for the second quarter 2001 decreased 30% compared to the second quarter 2000 but only 13% for the first six months of 2001 compared to the first six months of 2000. Natural gas costs, which affect the cost of methanol, a raw material used in MTBE, as well as energy costs, began to decrease in the second quarter 2001 from the high levels reached in the first quarter 2001, but were still higher than year-ago levels. The weaker demand put pressure on prices, while, on the cost side, the benefit from lower propylene costs was offset by higher natural gas costs. The combination put pressure on margins for most products during the first six months of 2001.

The following table sets forth volumes, including processing volumes, included in sales and other operating revenues for this segment. Co-product tertiary butyl alcohol ("TBA") is principally used to produce the derivative MTBE. Volumes for the polyols business, sold on March 31, 2000, are included through the date of sale. Bayer's ownership interest in the U.S. PO manufacturing joint venture ("PO Joint Venture") entered into by Lyondell and Bayer as part of the asset sale transaction, represents ownership of an in kind portion of the PO production of the PO Joint Venture. Bayer's share of the PO production from the PO Joint Venture will increase from approximately 1.47 billion pounds in 2001 to approximately 1.6 billion pounds annually in 2004 and thereafter. Lyondell takes in kind the remaining PO production and all SM and TBA co-product production from the PO Joint Venture. Bayer's PO volumes are not included in sales and are excluded from the table.

                                                     For the Three Months Ended                 For the Six Months Ended
                                                              June 30,                                  June 30,
                                                    ----------------------------              ----------------------------
In millions                                           2001                 2000                 2001                 2000
-----------                                         -------               ------              -------              -------
PO, PO derivatives, TDI (pounds)                       648                  693                1,370                1,880
Co-products:
   SM (pounds)                                         790                  888                1,579                1,788
   TBA and derivatives (gallons)                       321                  308                  566                  592


REVENUES--Revenues of $902 million in the second quarter 2001 decreased almost 8% compared to revenues of $976 million in the second quarter 2000 due to a combination of lower prices and lower volumes, which primarily reflected the weaker U.S. economy. Average sales prices and volumes for SM decreased significantly from second quarter 2000 levels when the SM market was much stronger. Average sales prices and volumes also decreased for PO and derivatives, which include TDI, due to weaker demand, especially in urethanes markets. These decreases were only partly offset by higher MTBE prices and volumes. MTBE experienced stronger demand in the second quarter 2001 compared to the second quarter 2000.

Revenues of $1.8 billion in the first six months of 2001 decreased from revenues of $2.1 billion in the first six months of 2000 partly due to the March 31, 2000 sale of the polyols business. The sale of the polyols business resulted in a decrease of $220 million in sales revenues and a decrease of 408 million pounds in sales volumes, comparing the first six months of 2001 to the first six months of 2000. Excluding the effect of the sale of the polyols business, sales revenues decreased $133 million, or 7%, compared to the first six months of 2000 due primarily to lower volumes, reflecting weaker demand. Average 2001 SM prices were down significantly from stronger first half 2000 levels, but were substantially offset by higher 2001 MTBE prices, which increased in anticipation of a strong 2001 summer driving season.

OPERATING INCOME--Operating income was $66 million in the second quarter 2001, a $76 million decrease from operating income of $142 million in the second quarter 2000. SM margins and volumes decreased significantly from the second quarter 2000. PO and derivatives margins and volumes also decreased while MTBE profitability was flat. The decreases in PO and derivatives margins and volumes reflect weaker urethanes markets in 2001.

Operating income was $97 million in the first six months of 2001, a decrease of $132 million from operating income of $229 million in the first six months of 2000. The decrease was primarily due to lower margins and volumes for SM and TDI in 2001 and the sale of the polyols business on March 31, 2000. Margins were also negatively affected by the impact of high natural gas costs on operating expenses, particularly during the first quarter 2001. Decreases in selling, general and administrative expenses, as well as in research and development expenses in 2001 primarily reflected the effects of the sale of the polyols business.


SECOND QUARTER 2001 VERSUS FIRST QUARTER 2001

Operating income in the second quarter 2001 was $66 million, a $35 million increase compared to $31 million in the first quarter 2001. The second quarter 2001 increase in operating income was due to a seasonal upturn in MTBE margins and volumes, lower feedstock costs for PO and derivatives products, and lower energy costs. Benchmark raw material margins for MTBE increased from about 25 cents per gallon in the first quarter 2001 to about 60 cents per gallon in the second quarter 2001. MTBE margins expanded from the first quarter 2001 primarily due to rising

MTBE prices in both the U.S. and Europe. MTBE margins also benefited from lower butane costs, which fell about 17 cents per gallon, or 24%, in the second quarter 2001 compared to the first quarter 2001. The average benchmark price for contract chemical grade propylene in the second quarter 2001 was 17.2 cents per pound, an 18% decrease compared to 21 cents per pound in the first quarter 2001. These factors more than offset lower sales volumes for PO and derivatives, which fell 10% compared to the first quarter 2001, primarily because of a seasonal decline in deicer sales.



                             EQUISTAR CHEMICALS, LP


OVERVIEW

GENERAL--Demand for products in Equistar's petrochemicals and polymers segments during the first half of 2001 was affected by continuing weakness in the U.S. economy, a trend that started in the second half of 2000. The U.S. economy grew at an estimated annual rate of 1% in the first half of 2001 compared to 5% in the first half of 2000. Crude oil prices, which affect the cost of crude-oil based raw materials, began to decrease in the first quarter 2001 and continued in a downward trend in the second quarter 2001 to levels comparable to the prior year periods. Natural gas costs, which affect the cost of natural gas liquids ("NGL"), another major source of raw materials for Equistar, as well as energy costs, began to decrease in the second quarter 2001 from the high levels reached in the first quarter 2001.

Natural gas prices spiked in January 2001 at nearly $10 per million BTUs, compared to a price range of $1.50 to $2.50 per million BTUs in the period from 1991 to 1999. Since the January 2001 spike, natural gas prices have decreased. Second quarter 2001 average natural gas prices decreased 33% from first quarter 2001 levels. Nonetheless, second quarter 2001 average natural gas prices were 36% higher than natural gas prices in the second quarter 2000 and average natural gas prices for the first half of 2001 were almost double those of the first half of 2000. The high natural gas prices had a significant impact in reducing the competitive position of North American exports to other regions of the world. With the recent decreases in natural gas prices, the competitive position of North American exports has improved, but, as of the end of the second quarter, had not returned to its historical position. These high natural gas prices had a significant impact on Equistar's costs in the first six months of 2001.

The significant increase in NGL costs, lower exports and lower domestic demand led some producers, including Equistar, to idle plants that primarily use NGLs as raw materials. In the second quarter 2001, Equistar reduced the state of readiness of its previously idled Lake Charles, Louisiana plant, which represents 7% of its ethylene capacity. Industry analysts estimate that U.S. producers were operating at less than 85% of capacity for the first half of 2001 compared to slightly over 95% in the first half of 2000.

In addition, the ethylene industry is affected by significant capacity additions. The industry added annual ethylene capacity of 13.4 billion pounds globally in 2000 and is scheduled to add a record 14.1 billion pounds in 2001, or nearly 6% in each year. New domestic capacity scheduled for the latter half of 2001 will add 5% to existing domestic ethylene capacity during a period of weak demand growth. The combination of weak demand and excess capacity has put pressure on industry prices and margins in 2001.

NET INCOME--Equistar's net loss of $30 million in the second quarter 2001 compares to net income of $152 million in the second quarter 2000. The decrease of $182 million primarily reflected lower volumes due to reduced demand and lower margins in Equistar's petrochemicals segment due to lower prices for ethylene and co-product propylene. Polymers segment results did not change significantly.

Equistar's net loss of $107 million for the first six months of 2001 compares to net income of $208 million for the first six months of 2000. The $315 million decrease reflects lower volumes and margins in both the petrochemicals and polymers segments. The lower volumes reflect weaker demand in 2001. The lower margins were due to the significant effect of higher natural gas costs in the first quarter 2001 on the cost of NGL-based raw materials and energy costs as well as lower co-product propylene prices and lower polymers prices. The first quarter 2001 also included $22 million of costs associated with the shutdown of the Port Arthur, Texas polyethylene facility.


SECOND QUARTER 2001 VERSUS FIRST QUARTER 2001

Equistar's net loss of $30 million in the second quarter 2001 compares to a net loss of $77 million in the first quarter 2001. Excluding $22 million of Port Arthur shutdown costs in the first quarter 2001, Equistar's net loss decreased $25 million. This was primarily due to a $66 million decrease in the operating loss of the polymers segment, offset in part by a $34 million decrease in the operating profit of the petrochemicals segment.

The petrochemicals segment reported operating income of $81 million in the second quarter 2001 compared to $115 million in the first quarter 2001. Second quarter 2001 petrochemicals sales volumes declined 4% from the first quarter 2001 as the domestic economy continued to weaken. Ethylene and co-product price decreases were only partly offset by decreases in energy and raw material costs, resulting in lower margins. Average benchmark ethylene prices were 28.4 cents per pound in the second quarter 2001, a 12% decrease from the first quarter 2001 average price of 32.1 cents. Pricing for co-products such as propylene, butadiene and benzene fell even more significantly.

The polymers segment had an operating loss of $23 million in the second quarter 2001 compared to an operating loss of $89 million in the first quarter 2001. The improvement was the result of polymers prices decreasing less than energy costs and the cost of ethylene, a major raw material. Polymer price increases from the first quarter 2001 were still being phased in during April 2001, while ethylene prices began to decline in March 2001. During April and early May of 2001, margins in the polymer business increased. In late May and June of 2001, polymer prices began to fall as new polymer capacity impacted the market. Second quarter 2001 sales volumes for polymers decreased 3% from the first quarter 2001 due to the weak domestic economy.


SEGMENT DATA

The following tables reflect selected actual sales volume data, including intersegment sales volumes, and summarized financial information for Equistar's business segments.

                                                       For the Three Months Ended                   For the Six Months Ended
                                                               June 30,                                    June 30,
                                                      -----------------------------               -----------------------------
In millions                                            2001                  2000                  2001                  2000
-----------                                           ------                -------               -------              --------
SELECTED PETROCHEMICALS PRODUCTS:
    Olefins (pounds)                                  4,072                 4,606                 8,313                 9,508
    Aromatics (gallons)                                  98                   109                   188                   211
POLYMERS PRODUCTS (pounds)                            1,396                 1,474                 2,837                 3,141

MILLIONS OF DOLLARS
-------------------
SALES AND OTHER OPERATING REVENUES:
Petrochemicals segment                               $1,475                $1,770                $3,164                $3,486
Polymers segment                                        516                   595                 1,058                 1,211
Intersegment eliminations                              (391)                 (466)                 (849)                 (940)
                                                     ------                ------                ------                ------
    Total                                            $1,600                $1,899                $3,373                $3,757
                                                     ======                ======                ======                ======
OPERATING INCOME (LOSS):
Petrochemicals segment                               $   81                $  267                $  196                $  439
Polymers segment                                        (23)                  (23)                 (112)                  (54)
Unallocated                                             (44)                  (46)                  (84)                  (88)
Unusual charges                                         - -                   - -                   (22)                  - -
                                                     ------                ------                ------                ------
    Total                                            $   14                $  198                $  (22)               $  297
                                                     ======                ======                ======                ======

PETROCHEMICALS SEGMENT

REVENUES--Revenues of $1.5 billion in the second quarter 2001 decreased 17% compared to second quarter 2000 revenues of $1.8 billion due to lower sales volumes and prices. Sales volumes decreased about 12% due to lower demand, reflecting the weakness of the U.S. economy. The decrease in sales prices also reflects the lower demand and excess industry capacity. Benchmark quoted ethylene prices averaged 28.4 cents per pound in the second quarter 2001, a 10% decrease compared to the second quarter 2000. Average benchmark propylene prices decreased 30% compared to the second quarter 2000.

Revenues of $3.2 billion for the first six months of 2001 decreased 9% compared to the first six months of 2000 as lower 2001 sales volumes were partially offset by higher average prices in 2001. Sales volumes decreased about 13% due to weaker business conditions in 2001. Average sales prices in 2001 were slightly higher primarily due to increases in the first quarter 2001 in response to high natural gas costs. Prices declined in the second quarter 2001.

OPERATING INCOME--Operating income of $81 million in the second quarter 2001 decreased from $267 million in the second quarter 2000 due to lower sales volumes as well as lower prices and margins, primarily for co-product propylene.

Operating income of $196 million for the first six months of 2001 decreased from $439 million in the first six months of 2000 due to higher NGL-based raw material costs and higher energy costs, primarily in the first quarter 2001, as well as lower sales volumes and lower co-product propylene prices.


POLYMERS SEGMENT

REVENUES--Revenues of $516 million in the second quarter 2001 decreased 13% compared to $595 million in the second quarter 2000 reflecting an 8% decrease in average sales prices and a 5% decrease in volumes. The decrease in sales prices reflected weaker 2001 business conditions and pressure from decreasing raw material costs. The decline in volumes was tempered by the effect on second quarter 2000 volumes of a turnaround at the Morris, Illinois facility during that period.

Revenues of $1.1 billion for the first six months of 2001 decreased almost 13% compared to $1.2 billion in the first six months of 2000 due to a 10% decrease in sales volumes and a 3% decrease in average sales prices compared to the first six months of 2000. The decrease in sales volumes reflects the effect of weaker demand in the first six months of 2001. The sales price decreases reflect weaker 2001 business conditions and pressure from decreasing raw material costs.

OPERATING INCOME--The polymers segment had an operating loss of $23 million in both the second quarter 2001 and the second quarter 2000. Although sales prices decreased in the second quarter 2001, raw material costs also decreased, offsetting the lower prices and the 5% lower sales volumes.

For the first six months of 2001, the operating loss was $112 million compared to an operating loss of $54 million in the comparable 2000 period. The increased operating loss was primarily due to the effect of lower polymers prices on margins as well as the effect of lower sales volumes and the first quarter 2001 effect of high natural gas costs.


UNALLOCATED ITEMS

The following discusses expenses that were not allocated to the petrochemicals or polymers segments.

UNUSUAL CHARGES--Equistar discontinued production at its higher-cost Port Arthur, Texas polyethylene facility on February 28, 2001 and shut down the facility. Closed production units included a 240 million pounds per year HDPE reactor and an LDPE reactor with annual capacity of 160 million pounds. These units and a 300 million pounds per year HDPE reactor mothballed in the fourth quarter of 1999 have been shut down permanently. The asset values of these production units were previously adjusted as part of a $96 million restructuring charge recognized in 1999. During the first quarter 2001, Equistar recorded a $22 million charge, which included environmental remediation liabilities of $7 million, other exit costs of $3 million and severance and pension benefits of $7 million for approximately 125 people employed at the Port Arthur facility. The remaining balance primarily related to the write down of certain inventories.


                           LYONDELL-CITGO Refining LP


REFINING SEGMENT

OVERVIEW--Beginning in October 2000, deliveries of extra heavy Venezuelan crude oil under the Crude Supply Agreement reverted to the contractual rate of 230,000 barrels per day. During the first quarter of 2000, such deliveries were at a rate of 184,000 barrels per day and, during the second quarter 2000, they were at a rate of 195,000 barrels per day. This forced LCR to make spot purchases of crude oil during the first half of 2000 to maintain production levels. A strong gasoline market during 2000 that continued through the second quarter 2001 helped improve the margins that LCR realized on its spot purchases of crude oil. LCR was also affected by the significant increase in natural gas costs, which increased its operating costs during the first quarter 2001. These costs decreased somewhat during the second quarter 2001. In the second quarter 2001, LCR's operations were affected by Tropical Storm Allison. Damage related to the storm resulted in a 10-day period of reduced operating rates at LCR, which negatively impacted second quarter results by an estimated $13 million. During the first quarter 2001, LCR experienced a 10-day period of reduced operating rates due to an unplanned outage of one of its production units. The second quarter 2000 was negatively affected by a major planned maintenance turnaround. LCR has scheduled another major maintenance turnaround in the fourth quarter 2001 that is expected to reduce crude processing rates in the fourth quarter to approximately 200,000 barrels per day. In order to process Crude Supply Agreement volumes at the contractual level for the year, deliveries under the Crude Supply Agreement were accelerated into the second quarter 2001 and will be further accelerated into the third quarter 2001.

The following table sets forth, in thousands of barrels per day, sales volumes for LCR's refined products and processing rates for the periods indicated:

                                                        For the Three Months Ended                 For the Six Months Ended
                                                                 June 30,                                  June 30,
                                                       ----------------------------               ---------------------------
Thousand barrels per day                                 2001                 2000                 2001                 2000
------------------------                               -------              -------               ------               ------
Refined products:
     Gasoline                                             113                  122                  110                  114
     Diesel and heating oil                                70                   60                   70                   63
     Jet fuel                                              21                   12                   20                   14
     Aromatics                                              7                   11                    8                   10
     Other refined products                               105                   81                  106                   99
                                                          ---                  ---                 ----                 ----
          Total refined products volumes                  316                  286                  314                  300
                                                          ===                  ===                 ====                 ====
Crude processing rates:
     Crude Supply Agreement--coked                        236                  138                  233                  159
     Other heavy crude oil--coked                          11                  - -                   17                   20
     Other crude oil                                        9                   55                    7                   38
                                                          ---                  ---                 ----                 ----
          Total crude oil                                 256                  193                  257                  217
                                                          ===                  ===                 ====                 ====


REVENUES--LCR's revenues, including intersegment sales, were $932 million in the second quarter 2001, a 3% increase over second quarter 2000 revenues of $901 million. The increase was primarily due to a 10% increase in sales volumes, reflecting the increased 2001 deliveries under the Crude Supply Agreement, including the accelerated volumes, and the effect on second quarter 2000 volumes of the major planned turnaround. The effect of the higher sales volumes was partly offset by lower average prices due to a higher mix of lower priced refinery products and lower gasoline volumes.

Revenues for the first six months of 2001 were $1.84 billion, an increase of almost 5% over revenues of $1.76 billion for the 2000 period. The increase was primarily attributable to an increase in sales volumes, reflecting the increased deliveries under the Crude Supply Agreement.

Net Income--LCR had net income of $66 million in the second quarter 2001 compared to a $22 million loss in the second quarter 2000. The $88 million improvement in the second quarter 2001 was due to higher margins and increased deliveries under the Crude Supply Agreement, higher margins on spot market volumes, lower fixed costs and the effect, in the second quarter 2000, of the major planned turnaround. These benefits were only partly offset by the effect in the second quarter 2001 of Tropical Storm Allison and higher natural gas costs.

LCR had net income of $108 million for the first six months of 2001 while breaking even for the first six months of 2000. The first six months of 2001 were affected by the same factors noted above for the second quarter 2001. However, the first six months of 2001 were also negatively affected by higher natural gas costs, which had a more significant impact in the first quarter 2001, and the unplanned 10-day outage in the first quarter 2001.


SECOND QUARTER 2001 VERSUS FIRST QUARTER 2001

LCR had net income of $66 million in the second quarter 2001 compared to net income of $42 million in the first quarter 2001. The improvement was the result of good operating performance, lower energy and fixed costs, and improved profitability on crude refining compared to the first quarter 2001. These benefits were partially offset by the effects of Tropical Storm Allison.
Because of the scheduled major maintenance turnaround in the fourth quarter 2001, deliveries under the Crude Supply Agreement were accelerated into the second quarter 2001. During the second quarter 2001, crude processing rates under the Crude Supply Agreement rose to 236,000 barrels per day compared to 231,000 barrels per day in the first quarter 2001. Total crude processing rates during the second quarter 2001 were 256,000 barrels per day compared to 259,000 barrels per day in the first quarter 2001.



FINANCIAL CONDITION

OPERATING ACTIVITIES--Lyondell's operating activities used cash of $33 million in the first six months of 2001 primarily due to an $83 million increase in working capital, the $30 million net loss and a $23 million non-cash benefit from the deferred tax provision. The increase in working capital is primarily due to a $106 million decrease in accounts payable and a $49 million decrease in accrued liabilities. These were partly offset by a $75 million decrease in accounts receivable. Accounts payable decreased due to significant decreases in the costs of raw materials and natural gas from December 31, 2000 to June 30, 2001. Inventories did not decrease correspondingly from December 31, 2000 to June 30, 2001 as a result of the lower costs as they are stated on a LIFO basis. Inventories decreased $89 million in the second quarter 2001 from higher March 31, 2001 levels due to a seasonal reduction of MTBE and other inventory quantities. Accrued liabilities decreased due to significant annual and semi-annual payments of interest and compensation-related expenses. Similar payments were made in the first six months of 2000, but were offset by accrued liabilities for expenses related to the Bayer asset sale. Accounts receivable decreased due to improved collections and the effect of lower sales prices.

INVESTING ACTIVITIES--Lyondell made capital expenditures of $40 million in the first six months of 2001. Capital expenditures by the joint ventures were $53 million by Equistar and $29 million by LCR in the first six months of 2001. Lyondell's pro rata share of the joint ventures' total capital expenditures was $39 million. Contributions to affiliates for the first six months of 2001 were $40 million and included $29 million contributed to the joint venture with Bayer for the construction of PO-11 and $8 million contributed to LCR. Lyondell's 2001 projected capital spending, including contributions for the PO-11 project, is estimated at approximately $200 million, and its pro rata share of Equistar's and LCR's 2001 projected capital spending is $42 million and $64 million, respectively. Lyondell's and Equistar's planned 2001 capital expenditures have been reduced from previously reported amounts due to the poor current business environment. In addition to contributions for the PO-11 project, the 2001 capital amounts reflect spending for a TDI facility in France, cost reduction and yield improvement projects by Equistar, and for regulatory compliance, maintenance and cost reduction projects by LCR. Distributions from affiliates in excess of earnings for the first six months of 2001 were $20 million, primarily from LCR. Equistar did not make any distributions during the first six months of 2001.

FINANCING ACTIVITIES--In March 2001, Lyondell secured amendments to its credit facility and the transaction documents governing the operating lease for BDO-2, a new 275 million pound-per-year BDO facility currently under construction. The amendments made certain financial ratio requirements less restrictive.

Lyondell paid regular quarterly dividends of $.225 per share of common stock in the first two quarters of 2001 for a total of $53 million. Lyondell also made scheduled debt payments of $5 million.

LIQUIDITY AND CAPITAL RESOURCES--At June 30, 2001, Lyondell had cash on hand of $105 million. Lyondell also had $500 million available under its revolving credit facility that extends until July 2003. Current maturities of long-term debt were $11 million at June 30, 2001.

The credit facility and the indentures under which Lyondell's senior secured notes and senior subordinated notes were issued contain covenants that, subject to exceptions, restrict sale and leaseback transactions, lien incurrence, debt incurrence, dividends and investments, sales of assets and mergers and consolidations. In addition, the credit facility requires Lyondell to maintain specified financial ratios and consolidated net worth, in all cases as provided in the credit facility. The breach of these covenants could permit the lenders under Lyondell's credit facility and indentures to declare the loans immediately payable and could permit the lenders under Lyondell's credit facility to terminate future lending commitments. In the transaction documents for BDO-2, Lyondell agreed to comply with certain financial and other covenants that are substantially the same as those contained in the credit facility. A breach of those covenants could result in, among other things, Lyondell having to pay the project costs incurred to date.

Lyondell was in compliance with all such covenants as of June 30, 2001. Lyondell will seek amendments to its credit facility and the transaction documents for BDO-2 that would make certain financial ratio requirements less restrictive. Lyondell anticipates that the amendments will become effective prior to September 30, 2001.

Equistar had outstanding debt of $2.2 billion at June 30, 2001. Lyondell remains liable on $521 million of Equistar debt for which Equistar assumed primary responsibility in connection with its formation. At June 30, 2001, Equistar and LCR had combined outstanding debt of $2.7 billion to unrelated parties and combined equity of approximately $4.0 billion. The ability of the joint ventures to distribute cash to Lyondell is reduced by weaker business conditions and their respective debt service obligations. Equistar does not currently anticipate making distributions to partners during 2001.

Equistar's credit facility contains covenants that, subject to exceptions, restrict sale and leaseback transactions, lien incurrence, debt incurrence, sales of assets and mergers and consolidations, and require Equistar to maintain certain specified financial ratios, in all cases as provided in the credit facility. The breach of these covenants could permit the lenders to declare the loans immediately payable and to terminate future lending commitments. Furthermore, a default under Equistar's debt instruments involving more than $50 million of indebtedness would constitute a cross-default under Lyondell's credit facility. Equistar secured an amendment to its credit facility in March 2001 that made certain financial ratio requirements less restrictive.

Equistar was in compliance with all covenants under its debt instruments as of June 30, 2001. Equistar expects to implement a new financing package in the third quarter of 2001. The financing will include an underwritten secured $1.0 billion credit facility with term and revolving credit facilities. The financing also contemplates $500 million of 7-year, non-call senior unsecured notes, which will rank pari passu with existing Equistar notes. The term and revolving credit facilities will extend the maturity of Equistar's existing credit facility. In addition, given the poor current business environment, Equistar anticipates that certain financial ratio requirements will be less restrictive in the term and revolving credit facilities. The senior unsecured notes will be offered only to qualified institutional buyers. Such notes will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration.

On July 20, 2001, LCR completed the refinancing of its one-year credit facilities dated September 15, 2000, which consisted of a $450 million term loan and a $70 million revolving credit facility. The new 18-month credit facilities mature in January 2003 and include a $450 million term loan and $70 million revolving credit facility to be used for working capital and general business purposes.

Lyondell believes that conditions will be such that cash balances, cash generated from operating activities, and funds from lines of credit will be adequate to meet anticipated future cash requirements, including scheduled debt repayments, necessary capital expenditures, ongoing operations and dividends.


CURRENT BUSINESS OUTLOOK

Management expects operating results to deteriorate in the second half of 2001 due to continued weak conditions in global chemical markets and declines in fuels markets. While there may be some modest improvement for PO and derivatives products, pricing pressures are expected to continue for the remainder of the year in SM markets and in Equistar's businesses. MTBE margins and volumes will deteriorate from second quarter 2001 levels, consistent with the historical seasonality of that business, but also reflecting reduced global gasoline demand. Fourth quarter 2001 results will also be significantly impacted by the temporary shutdown of major refining units at LCR for the planned maintenance turnaround.


ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board ("FASB") issued 'SFAS No. 142, Goodwill and Other Intangible Assets. The statement will be effective for Lyondell's calendar year 2002. Under SFAS No. 142, amortization of goodwill to earnings will be discontinued. However, goodwill will be reviewed for impairment at least annually and whenever events indicate an impairment may have occurred. A benchmark assessment of potential impairment also must be completed within six months after adopting SFAS No. 142. Lyondell currently carries $1.1 billion of goodwill on its balance sheet, which is amortized at an annual rate of $30 million. Equistar carries $1.1 billion of goodwill on its balance sheet, which is amortized at an annual rate of $33 million. Lyondell's share of Equistar's goodwill and amortization is $450 million and $14 million, respectively. Lyondell and Equistar are currently evaluating the effect SFAS No. 142 implementation will have on their financial statements.


ITEM 3.  DISCLOSURE OF MARKET AND REGULATORY RISK.

Lyondell's exposure to market and regulatory risks is described in Item 7a of its Annual Report on Form 10-K for the year ended December 31, 2000. Lyondell's exposure to market and regulatory risks has not changed materially in the quarter ended June 30, 2001, except as noted below.

During the second quarter 2001, Lyondell entered into additional foreign currency forward contracts in the notional amount of 86 million euros to hedge foreign exchange exposures related to euro-denominated capital commitments on the PO-11 project for the year 2002. In addition, Lyondell entered into price swap contracts covering 37.8 million gallons of unleaded gasoline to hedge its margins on future sales of MTBE.

As of June 30, 2001, the notional amount of foreign currency forward contracts outstanding and maturing from July 2001 through December 2002 totaled 180 million euros, or approximately $152 million at June 30, 2001 exchange rates. Based on quoted market prices, Lyondell recorded a liability of $8 million at June 30, 2001 for those contracts. Assuming a hypothetical 10% unfavorable movement in exchange rates from those in effect at June 30, 2001, Lyondell's pretax loss in earnings for the foreign currency forward contracts would be approximately $15 million. As of June 30, 2001, the notional amount of price swap contracts for unleaded gasoline outstanding and maturing from October to December 2001 totaled 37.8 million gallons. Based on quoted market prices, Lyondell recorded an asset of $2 million at June 30, 2001 for those contracts. Assuming a hypothetical 25% unfavorable movement in unleaded gasoline prices from those in effect at June 30, 2001, the pretax loss in earnings for the price swap contracts for unleaded gasoline would be approximately $6 million. Sensitivity analysis was used for purposes of the above analyses. The quantitative information about market risk is necessarily limited because it does not take into account the effects of the underlying operating transactions. Lyondell does not engage in any derivatives trading activities.

Equistar enters into over-the-counter "derivatives," or price swap contracts, for crude oil to help manage its exposure to commodity price risk with respect to crude oil-related raw material purchases. These hedging arrangements have the effect of locking in, at predetermined prices or ranges of prices and for a specified period of time, the prices that Equistar will pay for the volumes to which the hedge relates. As a result, while these hedging arrangements are structured to reduce its exposure to increases in price associated with the hedged commodity, they also limit the benefit Equistar might otherwise receive from any price decreases associated with the hedged commodity. During the second quarter 2001, Equistar entered into put options covering 1.9 million barrels of crude oil. The put options were not treated as hedges for financial reporting purposes, but are intended to reduce Equistar's crude oil-based raw material costs.

As of June 30, 2001, the outstanding price swap contracts, which mature from July 2001 through March 2002, covered 7.2 million barrels of crude oil, and are intended to cover from approximately 25% to 30% of Equistar's estimated crude oil-related raw material exposures. Based on quoted market prices, Equistar recorded a liability of $2 million at June 30, 2001 for those contracts. Assuming a hypothetical 25% decrease in crude oil prices from those in effect at June 30, 2001, the loss in earnings for the price swap contracts would be approximately $45 million. As of June 30, 2001, the outstanding put option contracts, which mature from August 2001 through December 2001, covered 1.7 million barrels of crude oil. Assuming the same hypothetical 25% decrease in crude oil prices, Equistar's loss in earnings for the put option contracts would be approximately $10 million. Lyondell's share of such losses would be approximately $23 million pretax. Sensitivity analysis was used for purposes of the above analyses. The quantitative information about market risk is necessarily limited because it does not take into account the effects of the underlying operating transactions. Equistar does not engage in any derivatives trading activities.


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

 .  the availability of capital markets,

 . current and potential governmental regulatory actions in the United States and in other countries,

 . operating interruptions (including leaks, explosions, fires, mechanical failure, unscheduled downtime, labor difficulties, transportation interruptions, spills and releases and other environmental risks), and

 . Lyondell's ability to implement its business strategies, including cost reductions.

Many of such factors are beyond Lyondell's or its joint ventures' ability to control or predict. Any of these factors, or a combination of these factors, could materially affect Lyondell's or its joint ventures' future results of operations and the ultimate accuracy of the forward-looking statements. These forward-looking statements are not guarantees of Lyondell's or its joint ventures' future performance, and Lyondell's or its joint ventures' actual results and future developments may differ materially from those projected in the forward-looking statements. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or prior earnings levels.

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

In June 2001, Bayer AG delivered a notice of claim to Lyondell in relation to its March 2000 purchase of Lyondell's polyols business, asserting various claims relating to alleged breaches of representations and warranties related to condition of the business and assets. The notice of claim seeks damages in excess of $100 million. Lyondell will vigorously contest the claims and does not expect the resolution of the claims to result in any material adverse effect on its business, financial condition, results of operations or liquidity. The agreement governing the transaction with Bayer provides a formal dispute resolution process, the final step of which would be binding arbitration in Houston, Texas.

In April 1997, the Illinois Attorney General's Office filed a complaint in Grundy County, Illinois Circuit Court seeking monetary sanctions for releases into the environment at Millennium Chemicals Inc.'s Morris, Illinois plant in alleged violation of state regulations. The Morris, Illinois plant was contributed to Equistar on December 1, 1997 in connection with the formation of Equistar. Equistar now believes that a civil penalty in excess of $100,000 could result, without giving effect to contribution or indemnification obligations of others. Lyondell would bear its proportionate share of such civil penalty. Equistar does not believe that the ultimate resolution of this complaint will have a material adverse effect on the business or financial condition of Equistar.

The eight-county Houston/Galveston region has been designated a severe non-attainment area for ozone by the EPA. As a result, the TNRCC has submitted a plan to the EPA to reach and demonstrate compliance with the ozone standard by November 2007. On January 19, 2001, Equistar and LCR, individually, and Lyondell, individually and as part of the BCCA Appeal Group (a group of industry participants), filed a lawsuit against the TNRCC in State District Court in Travis County, Texas to encourage the adoption of the plaintiffs' alternative plan to achieve the same air quality improvement as the TNRCC plan, with less negative economic impact on the region. In June 2001, the parties entered into a consent order with respect to the lawsuit. Pursuant to the consent order, the TNRCC agreed to review, by June 2002, the scientific data for ozone formation in the Houston/Galveston region. If the TNRCC scientific review supports the industry group proposal, the TNRCC has agreed to revise the NOx emission reduction requirements set forth in its original plan.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

             4.4 $70,000,000 Revolving Credit Agreement dated as of July 20, 2001 among LCR, the Lenders from time to time parties thereto, and Credit Suisse First Boston, as Issuer and Agent

             4.5 $450,000,000 Credit Agreement dated as of July 20, 2001 among LCR, the Lenders from time to time parties thereto, and Credit Suisse First Boston, as Agent

      (b)  Reports on Form 8-K

          None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Lyondell Chemical Company


Dated:  August 3, 2001             /s/  ROBERT T. BLAKELY
                                   --------------------------------------------
                                           Robert T. Blakely
                                        Executive Vice President
                                      and Chief Financial Officer
                                          (Duly Authorized and
                                       Principal Financial Officer)

                                   /s/  JOSEPH M. PUTZ
                                   --------------------------------------------
                                              Joseph M. Putz
                                             Acting Controller
                                      (Principal Accounting Officer)