Form 10-Q
period 2001-09-30
LYONDELL CHEMICAL CO
filed 2001-11-13
CIK 842635

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -----------------------

                                   FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

   For the transition period from . . . . . . . . . . to . . . . . . . . . .

                         Commission file number 1-10145

                            -----------------------

                            LYONDELL CHEMICAL COMPANY
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

                            -----------------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Number of shares of Common Stock, $1.00 par value, outstanding as of September 30, 2001: 117,562,920

                         PART I.  FINANCIAL INFORMATION

                           LYONDELL CHEMICAL COMPANY

             ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                       CONSOLIDATED STATEMENTS OF INCOME

                                                             FOR THE THREE MONTHS ENDED                  FOR THE NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                              SEPTEMBER 30,
                                                            ---------------------------                --------------------------
MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA                   2001                 2000                  2001                2000
------------------------------------------                  ------               ------                ------              ------
SALES AND OTHER OPERATING REVENUES                          $ 750                $ 975                $2,509               $3,087
OPERATING COSTS AND EXPENSES:
     Cost of sales                                            633                  793                 2,149                2,514
     Selling, general and administrative expenses              32                   51                   112                  139
     Research and development expense                           8                    6                    24                   27
     Amortization of goodwill
          and other intangible assets                          25                   28                    75                   81
     Unusual charges                                           78                  - -                    78                  - -
                                                            -----                -----                ------               ------
                                                              776                  878                 2,438                2,761
                                                            -----                -----                ------               ------
     Operating income (loss)                                  (26)                  97                    71                  326

Interest expense                                              (95)                (114)                 (292)                (403)
Interest income                                                 4                   10                    15                   39
Other income (expense), net                                    (4)                  14                    (2)                   8
Gain on sale of assets                                        - -                   46                   - -                  590
                                                            -----                -----                ------               ------
     Income (loss) before equity investments,
          income taxes and extraordinary items               (121)                  53                  (208)                 560
                                                            -----                -----                ------               ------
INCOME (LOSS) FROM EQUITY INVESTMENTS:
     Equistar Chemicals, LP                                   (24)                  35                   (48)                 140
     LYONDELL-CITGO Refining LP                                48                   42                   116                   48
     Other                                                     (7)                   6                    (7)                  11
                                                            -----                -----                ------               ------
                                                               17                   83                    61                  199
                                                            -----                -----                ------               ------
     Income (loss) before income
          taxes and extraordinary items                      (104)                 136                  (147)                 759

Provision for (benefit from) income taxes                     (37)                   3                   (50)                 244
                                                            -----                -----                ------               ------
     Income (loss) before extraordinary items                 (67)                 133                   (97)                 515

Extraordinary loss on extinguishment
     of debt, net of income taxes                             - -                  - -                   - -                  (30)
                                                            -----                -----                ------               ------
NET INCOME (LOSS)                                           $ (67)               $ 133                $  (97)              $  485
                                                            =====                =====                ======               ======
BASIC EARNINGS PER SHARE:
     Income (loss) before extraordinary items               $(.57)               $1.13                $ (.82)              $ 4.38
                                                            =====                =====                ======               ======
     Net income (loss)                                      $(.57)               $1.13                $ (.82)              $ 4.13
                                                            =====                =====                ======               ======
DILUTED EARNINGS PER SHARE:
     Income (loss) before extraordinary items               $(.57)               $1.13                $ (.82)              $ 4.37
                                                            =====                =====                ======               ======
     Net income (loss)                                      $(.57)               $1.13                $ (.82)              $ 4.12
                                                            =====                =====                ======               ======

                See Notes to Consolidated Financial Statements.

                           LYONDELL CHEMICAL COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                                                                     SEPTEMBER 30,             DECEMBER 31,
MILLIONS OF DOLLARS, EXCEPT PAR VALUE DATA                                               2001                      2000
------------------------------------------                                              ------                    ------
ASSETS
Current assets:
     Cash and cash equivalents                                                          $  222                    $  260
     Accounts receivable, net                                                              386                       508
     Inventories                                                                           368                       392
     Prepaid expenses and other current assets                                              96                        49
     Deferred tax assets                                                                   232                       136
                                                                                        ------                    ------
          Total current assets                                                           1,304                     1,345
                                                                                        ------                    ------
Property, plant and equipment, net                                                       2,374                     2,429
Investments and long-term receivables:
     Investment in PO joint ventures                                                       690                       621
     Investment in Equistar Chemicals, LP                                                  550                       599
     Receivable from LYONDELL-CITGO Refining LP                                            229                       229
     Investment in LYONDELL-CITGO Refining LP                                               33                        20
     Other investments and long-term receivables                                           123                       137
Goodwill, net                                                                            1,115                     1,152
Other assets                                                                               529                       515
                                                                                        ------                    ------
Total assets                                                                            $6,947                    $7,047
                                                                                        ======                    ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                   $  296                    $  401
     Current maturities of long-term debt                                                   10                        10
     Other accrued liabilities                                                             398                       323
                                                                                        ------                    ------
          Total current liabilities                                                        704                       734
                                                                                        ------                    ------
Long-term debt, less current maturities                                                  3,836                     3,844
Other liabilities                                                                          498                       441
Deferred income taxes                                                                      784                       702
Commitments and contingencies
Minority interest                                                                          170                       181
Stockholders' equity:
     Preferred stock, $.01 par value, 80,000,000 shares
       authorized, none outstanding                                                        - -                       - -
     Common stock, $1.00 par value, 250,000,000 shares
       authorized, 120,250,000 shares issued                                               120                       120
     Additional paid-in capital                                                            854                       854
     Retained earnings                                                                     328                       504
     Accumulated other comprehensive loss                                                 (272)                     (258)
     Treasury stock, at cost, 2,687,080 and 2,689,667 shares, respectively                 (75)                      (75)
                                                                                        ------                    ------
          Total stockholders' equity                                                       955                     1,145
                                                                                        ------                    ------
Total liabilities and stockholders' equity                                              $6,947                    $7,047
                                                                                        ======                    ======

                See Notes to Consolidated Financial Statements.

                           LYONDELL CHEMICAL COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             FOR THE NINE MONTHS ENDED
                                                                                                  SEPTEMBER 30,
                                                                                          ----------------------------
MILLIONS OF DOLLARS                                                                         2001                2000
-------------------                                                                       --------            --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                    $   (97)             $   485
     Adjustments to reconcile net income (loss) to
       net cash provided by operating activities:
          Gain on sale of assets                                                              - -                 (590)
          Depreciation and amortization                                                       199                  219
          Deferred income taxes                                                               (15)                  75
          Unusual charges                                                                      78                  - -
          Extraordinary items                                                                 - -                   30
          Equity in loss of affiliated companies                                               55                  - -
          Decrease (increase) in accounts receivable                                          127                 (134)
          Decrease (increase) in inventories                                                   22                  (28)
          (Decrease) increase in accounts payable                                            (101)                  44
          Net change in other working capital accounts                                        (34)                  (2)
          Other, net                                                                          (48)                 (62)
                                                                                          -------              -------
               Net cash provided by operating activities                                      186                   37
                                                                                          -------              -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of assets, net of cash sold                                           - -                2,445
     Contributions and advances to affiliates                                                (108)                 (28)
     Expenditures for property, plant and equipment                                           (52)                 (78)
     Distributions from affiliates in excess of earnings                                       30                  - -
                                                                                          -------              -------
               Net cash (used in) provided by investing activities                           (130)               2,339
                                                                                          -------              -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of long-term debt                                                               (8)              (2,064)
     Dividends paid                                                                           (79)                 (79)
     Other                                                                                     (7)                 (18)
                                                                                          -------              -------
               Net cash used in financing activities                                          (94)              (2,161)
                                                                                          -------              -------
Effect of exchange rate changes on cash                                                       - -                   (6)
                                                                                          -------              -------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                              (38)                 209
Cash and cash equivalents at beginning of period                                              260                  307
                                                                                          -------              -------
Cash and cash equivalents at end of period                                                $   222              $   516
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

2.  UNUSUAL CHARGES

During the third quarter 2001, Lyondell recorded a charge of $78 million associated with its decision to exit the aliphatic diisocyanates ("ADI") business. The decision reflected the limited ongoing strategic value of the ADI business and its poor competitive position. The decision involves the shutdown of Lyondell's ADI manufacturing unit at the Lake Charles, Louisiana facility, which also produces toluene diisocyanate ("TDI"). The action includes a 20% reduction of the Lake Charles workforce, including all ADI positions and some TDI positions at the site as well as ADI-related research and sales positions at other locations. The $78 million charge included $51 million to adjust the carrying values of the ADI assets to their net realizable value, and accrued liabilities of $23 million for exit costs and $4 million for severance and other employee-related costs for nearly 100 employee positions that are being eliminated. Through September 30, 2001, there were no payments against the accrued liabilities.

3.  GAIN ON SALE OF ASSETS

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

As part of the asset sale, Lyondell accrued liabilities of $53 million for employee severance, relocation and other employee benefits, covering approximately 850 employees. The affected employees were generally terminated on or about April 1, 2000, with a limited number providing transition services through mid-2001. During the third quarter 2000, Lyondell reduced the accrued liability by $25 million due to a reduction in the number of affected employees and significantly lower than expected payments of severance and other benefits. Payments of $27 million for severance, relocation and other employee benefits were made through September 30, 2001. Lyondell expects to settle the remainder of the liability of less than $1 million by the end of 2001.

4.  EQUITY INTEREST IN EQUISTAR CHEMICALS, LP

Lyondell has a 41% joint venture ownership interest in Equistar Chemicals, LP ("Equistar"), while Millennium Chemicals Inc. ("Millennium") and Occidental Petroleum Corporation ("Occidental") each have a 29.5% joint venture ownership interest. As a partnership, Equistar is not subject to federal income taxes. Summarized financial information for Equistar follows:

                                                    SEPTEMBER 30,          DECEMBER 31,
MILLIONS OF DOLLARS                                     2001                   2000
-------------------                                 -------------          ------------
BALANCE SHEETS
Total current assets                                  $1,312                   $1,332
Property, plant and equipment, net                     3,731                    3,819
Goodwill, net                                          1,061                    1,086
Other assets                                             338                      345
                                                      ------                   ------
Total assets                                          $6,442                   $6,582
                                                      ======                   ======
Current maturities of long-term debt                  $  104                   $   90
Other current liabilities                                597                      653
Long-term debt, less current maturities                2,234                    2,158
Other liabilities                                        150                      141
Partners' capital                                      3,357                    3,540
                                                      ------                   ------
Total liabilities and partners' capital               $6,442                   $6,582
                                                      ======                   ======

                                                          FOR THE THREE MONTHS ENDED                  FOR THE NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                               SEPTEMBER 30,
                                                      ----------------------------------          ---------------------------------
                                                          2001                   2000                 2001                  2000
                                                      -----------            -----------          -----------           -----------
STATEMENTS OF INCOME
Sales and other operating revenues                         $1,351                 $1,955               $4,724                $5,712
Cost of sales                                               1,328                  1,779                4,573                 5,111
Other operating costs and expenses                             57                     67                  207                   195
                                                           ------                 ------               ------                ------
Operating income (loss)                                       (34)                   109                  (56)                  406
Interest expense, net                                         (46)                   (45)                (137)                 (134)
Other income (expense), net                                     1                     (1)                   7                    (1)
                                                           ------                 ------               ------                ------
Income (loss) before extraordinary item                       (79)                    63                 (186)                  271
Extraordinary loss on
     extinguishment of debt                                    (3)                   - -                   (3)                  - -
                                                           ------                 ------               ------                ------
Net income (loss)                                          $  (82)                $   63               $ (189)               $  271
                                                           ======                 ======               ======                ======
SELECTED CASH FLOW INFORMATION
Depreciation and amortization                                 $80                    $78                 $239                  $230
Expenditures for property, plant and equipment                 32                     33                   85                    81

Lyondell's "Income (loss) from equity investments" in Equistar as presented in the consolidated statements of income consists of Lyondell's share of Equistar's net income (loss) plus the accretion of the difference between Lyondell's investment and its underlying equity in Equistar's net assets.

5.   EQUITY INTEREST IN LYONDELL-CITGO REFINING LP

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

                                                                                        SEPTEMBER 30,           DECEMBER 31,
MILLIONS OF DOLLARS                                                                         2001                    2000
-------------------                                                                        ------                  ------
BALANCE SHEETS
Total current assets                                                                      $  292                  $  310
Property, plant and equipment, net                                                         1,321                   1,319
Other assets                                                                                  64                      67
                                                                                          ------                  ------
Total assets                                                                              $1,677                  $1,696
                                                                                          ======                  ======
Notes payable                                                                             $  - -                  $  450
Other current liabilities                                                                    434                     417
Long-term debt                                                                               450                     - -
Loans payable to partners                                                                    264                     264
Other liabilities                                                                             62                      57
Partners' capital                                                                            467                     508
                                                                                          ------                  ------
Total liabilities and partners' capital                                                   $1,677                  $1,696
                                                                                          ======                  ======

                                                            FOR THE THREE MONTHS ENDED                    FOR THE NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                                 SEPTEMBER 30,
                                                          ------------------------------                 --------------------------
                                                            2001                   2000                   2001               2000
                                                          ------                  ------                 ------             ------
STATEMENTS OF INCOME
Sales and other operating revenues                         $ 850                  $1,177                 $2,692             $2,937
Cost of sales                                                744                   1,077                  2,419              2,781
Selling, general and administrative expenses                  16                      18                     44                 46
                                                           -----                  ------                 ------             ------
Operating income                                              90                      82                    229                110
Interest expense, net                                        (10)                    (16)                   (41)               (44)
                                                           -----                  ------                 ------             ------
Income before extraordinary item                              80                      66                    188                 66
Extraordinary loss on
     extinguishment of debt                                   (2)                    - -                     (2)               - -
                                                           -----                  ------                 ------             ------
Net income                                                 $  78                  $   66                 $  186             $   66
                                                           =====                  ======                 ======             ======
SELECTED CASH FLOW INFORMATION
Depreciation and amortization                              $  26                  $   28                 $   81             $   84
Expenditures for property, plant and equipment                30                      11                     59                 46

6.  EXTRAORDINARY ITEMS

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

7.  INVENTORIES

The components of inventories consisted of the following:

                                       SEPTEMBER 30,          DECEMBER 31,
MILLIONS OF DOLLARS                         2001                  2000
-------------------                    -------------          ------------
Finished goods                             $ 292                 $ 301
Work-in-process                                8                     7
Raw materials                                 34                    51
Materials and supplies                        34                    33
                                           -----                 -----
     Total inventories                     $ 368                 $ 392
                                           =====                 =====

8.  PROPERTY, PLANT AND EQUIPMENT, NET

The components of property, plant and equipment, at cost, and the related accumulated depreciation consisted of the following:

                                            SEPTEMBER 30, DECEMBER 31,
MILLIONS OF DOLLARS                             2001          2000
-------------------                             ------      ------
Land                                            $   10      $   10
Manufacturing facilities and equipment           2,593       2,580
Construction in progress                           113          95
                                                ------      ------
     Total property, plant and equipment         2,716       2,685
Less accumulated depreciation                      342         256
                                                ------      ------
     Property, plant and equipment, net         $2,374      $2,429
                                                ======      ======

9.  LONG-TERM DEBT

In September 2001, Lyondell amended its credit facility making certain financial ratio requirements less restrictive. As a result of the September 2001 amendment, the margin used to calculate the variable interest rate increased by 0.50% per annum. Lyondell had previously obtained an amendment to the credit facility and the financial ratio requirements in March 2001.

Long-term debt consisted of the following:

                                                                                 SEPTEMBER 30,          DECEMBER 31,
MILLIONS OF DOLLARS                                                                   2001                  2000
-------------------                                                              -------------          ------------
Term Loan B                                                                          $  192                $  193
Term Loan E                                                                             828                   835
Senior Secured Notes, Series A due 2007, 9.625%                                         900                   900
Senior Secured Notes, Series B due 2007, 9.875%                                       1,000                 1,000
Senior Subordinated Notes due 2009, 10.875%                                             500                   500
Debentures - due 2005, 9.375%                                                           100                   100
Debentures - due 2010, 10.25%                                                           100                   100
Debentures - due 2020, 9.8%                                                             224                   224
Other                                                                                     2                     2
                                                                                     ------                ------
    Total long-term debt                                                              3,846                 3,854
Less current maturities                                                                  10                    10
                                                                                     ------                ------
    Long-term debt, net                                                              $3,836                $3,844
                                                                                     ======                ======

Lyondell's credit facility required Lyondell to issue $470 million of subordinated notes, or more junior securities, by June 2002. The requirement was eliminated in May 2001 as a result of Lyondell achieving a specified total debt to adjusted EBITDA ratio, as provided in the credit facility, as of December 31, 2000.

10.  DERIVATIVE FINANCIAL INSTRUMENTS

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

During 2000, Lyondell entered into foreign currency forward contracts to hedge foreign exchange exposures related to euro-denominated capital commitments on the PO-11 construction project. At December 31, 2000, forward contracts in the notional amount of 134 million euros, or approximately $125 million, were outstanding. Based on quoted market prices, the fair market value of these derivative instruments at December 31, 2000 represented an asset of nearly $1 million. On January 1, 2001, in accordance with the transition provisions of SFAS No. 133, Lyondell recorded an after-tax gain of less than $1 million as a transition adjustment in accumulated other comprehensive income, representing the cumulative effect of an accounting change (see Note 12).

During the second quarter 2001, Lyondell entered into additional foreign currency forward contracts in the notional amount of 86 million euros to hedge foreign exchange exposures related to euro-denominated capital commitments on the PO-11 construction project for the year 2002 (see Note 11). In addition, Lyondell entered into price swap contracts with Occidental Energy Marketing, Inc., a subsidiary of Occidental Petroleum Corporation, covering 37.8 million gallons of unleaded gasoline to hedge the cost of butane, a key raw material of MTBE.

As of September 30, 2001, the notional amounts of outstanding foreign currency forward contracts, which mature from October 2001 through December 2002, totaled 136 million euros, or approximately $124 million at September 30, 2001 exchange rates. The contracts were recognized at their fair value on September 30, 2001, resulting in an unrealized pretax gain of $4 million, all of which was deemed effective and, therefore, a $3 million after tax gain was recognized in accumulated other comprehensive income. The $3 million gain recorded in accumulated other comprehensive income is expected to be reclassified from October 2001 through December 2002 and included in plant construction costs. As of September 30, 2001, price swap contracts covering 42 million gallons of unleaded gasoline, which mature from October 2001 through December 2001, were outstanding. The contracts were recognized at their fair value on September 30, 2001, resulting in an unrealized pretax gain of $4 million of which 90% was deemed effective and recognized in accumulated other comprehensive income. The ineffective portion, which was less than $1 million, was recorded as a component of cost of sales in the consolidated statements of income. The $2 million after-tax gain related to the effective portion of the $4 million pretax gain was recorded in accumulated other comprehensive income and is expected to be reclassified to the consolidated statements of income from October 2001 through December 2001.

The following table summarizes activity included in accumulated other comprehensive income ("AOCI") related to the after-tax impact of the effective portion of the fair value of derivative instruments for the three and nine months ended September 30, 2001:


                                                                    FOR THE THREE          FOR THE NINE
                                                                     MONTHS ENDED          MONTHS ENDED
                                                                    SEPTEMBER 30,          SEPTEMBER 30,
MILLIONS OF DOLLARS                                                      2001                 2001
-------------------                                                ---------------         ------------
Gain (loss):
    Balance at beginning of period                                            $(4)                  $- -
                                                                              ---                   ----
    January 1, 2001 transition adjustment,
        recognition of December 31, 2000 gain                                 - -                    - -
    Unrealized gains on derivative instruments                                  8                      3
    Reclassification of realized losses on
        maturing derivative instruments:
             To plant construction cost                                         1                      2
             To earnings                                                      - -                    - -
                                                                              ---                   ----
Net change in AOCI for the period                                               9                      5
                                                                              ---                   ----
    Unrealized gain on derivative instruments included
            in AOCI at September 30, 2001                                     $ 5                   $  5
                                                                              ===                   ====


11.  COMMITMENTS AND CONTINGENCIES

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

Capital Commitments--Lyondell has commitments, including those related to capital expenditures, all made in the normal course of business. At September 30, 2001, major capital commitments included Lyondell's 50% share of those related to the construction of a world-scale PO facility, known as PO-11, in The Netherlands and a major expansion of a TDI facility in France. Lyondell's outstanding commitments on these two projects totaled approximately $151 million as of September 30, 2001.

Leases--During the third quarter 2000, construction began on a new butanediol ("BDO") facility in Europe known as BDO-2. Construction is being financed by a third party lessor. Upon completion in the second quarter of 2002, a subsidiary of Lyondell will lease the facility under an operating lease for a term of five years. Lyondell may, at its option, purchase the facility at any time up to the end of the lease term for an amount equal to the unrecovered construction costs of the lessor, as provided in the transaction documents. If Lyondell does not exercise the purchase option, the facility will be sold and Lyondell will pay the lessor a termination fee to the extent the sales price is less than the residual value of the facility, as provided in the transaction documents. The residual value at the end of the lease term is estimated at approximately 206 million euros, or $188 million using September 30, 2001 exchange rates. In the transaction documents for BDO-2, Lyondell agreed to comply with certain financial and other covenants that are substantially the same as those contained in the credit facility. A breach of those covenants could result in, among other things, Lyondell having to pay the project costs incurred to date. In September 2001 and March 2001, Lyondell amended the transaction documents consistent with the related amendments to its credit facility. See Note 9 for a discussion of the amendments to the credit facility.

TDI Agreements--In January 1995, ARCO Chemical Company ("ARCO Chemical") entered into a tolling agreement and a resale agreement with Rhodia covering the entire TDI output of Rhodia's two plants in France, which have a combined average annual capacity of approximately 264 million pounds. Lyondell is currently required to purchase an average minimum of 212 million pounds of TDI per year under the agreements. The aggregate purchase price is a combination based on plant cost and market price. In the second quarter 2000, Lyondell entered into a series of arrangements with Rhodia to expand the capacity at the Pont de Claix plant, which provides TDI to Lyondell under the tolling agreement. The expansion will add approximately 105 million pounds of average annual capacity at the Pont de Claix plant, resulting in a total average annual capacity of approximately 269 million pounds, which is scheduled to be available in December 2001. After the completion of the expansion, all of the TDI that Lyondell receives from Rhodia will come from the Pont de Claix plant, which is designed to have a more efficient cost structure. Lyondell's average minimum TDI purchase commitment under the revised tolling agreement will be 197 million pounds of TDI per year and will be extended through 2016. The resale agreement, covering output at the Lille plant, will expire December 31, 2001.

Crude Supply Agreement--Under the Crude Supply Agreement, PDVSA Petroleo, S.A. ("PDVSA Oil"), an affiliate of CITGO and of Petroleos de Venezuela, S.A. ("PDVSA"), the national oil company of the Republic of Venezuela, is required to sell, and LCR is required to purchase, 230,000 barrels per day of extra heavy crude oil. This constitutes approximately 86% of the refinery's refining capacity of 268,000 barrels per day of crude oil. By letter dated April 16, 1998, PDVSA Oil informed LCR that the Venezuelan government, through the Ministry of Energy and Mines, had instructed that production of certain grades of crude oil be reduced. The letter stated that PDVSA Oil declared itself in a force majeure situation and that PDVSA Oil would reduce deliveries of crude oil. Such reductions in deliveries were purportedly based on announced OPEC production cuts. LCR began receiving reduced deliveries of crude oil from PDVSA Oil in August 1998, amounting to 195,000 barrels per day in that month. LCR was advised by PDVSA Oil in May 1999 of a further reduction in the deliveries of crude oil supplied under the Crude Supply Agreement to 184,000 barrels per day, effective May 1999.

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

By letter dated February 9, 2001, PDVSA Oil informed LCR that the Venezuelan government, through the Ministry of Energy and Mines, had instructed that production of certain grades of crude oil be reduced effective February 1, 2001. The letter stated that PDVSA Oil declared itself in a force majeure situation, but did not announce any reduction in crude oil deliveries to LCR. Although some reduction in crude oil delivery may be forthcoming, it is unclear as to the level of reduction, if any, which may be anticipated. LCR has consistently contested the validity of PDVSA Oil's and PDVSA's reductions in deliveries under the Crude Supply Agreement and, specifically, Lyondell, on behalf of LCR, has disputed the existence and validity of the purported force majeure situation declared by the February 9, 2001 letter.

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

LCR Debt--On July 20, 2001, LCR obtained new credit facilities consisting of a $450 million term loan and a $70 million revolving credit facility, both of which mature in January 2003. These new facilities replaced similar facilities, which matured September 15, 2001, and will be used for working capital and general business purposes.

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

Indemnification Arrangements Relating to Equistar--Lyondell, Millennium Petrochemicals and certain subsidiaries of Occidental have each agreed to provide certain indemnifications to Equistar with respect to the petrochemicals and polymers businesses contributed by the partners. In addition, Equistar agreed to assume third party claims that are related to certain pre-closing contingent liabilities that are asserted prior to December 1, 2004 as to Lyondell and Millennium Petrochemicals, and May 15, 2005 as to certain Occidental subsidiaries, to the extent the aggregate thereof does not exceed $7 million to each partner, subject to certain terms of the respective asset contribution agreements. As of September 30, 2001, Equistar had incurred approximately $5 million under the $7 million indemnification basket with respect to the business contributed by Lyondell. Equistar also agreed to assume third party claims that are related to certain pre-closing contingent liabilities that are asserted for the first time after December 1, 2004 as to Lyondell and Millennium Petrochemicals, and for the first time after May 15, 2005 as to certain Occidental subsidiaries. As of September 30, 2001,
Equistar, Lyondell, Millennium Petrochemicals and certain subsidiaries of Occidental amended the asset contribution agreements governing these indemnification obligations to clarify the treatment of, and procedures pertaining to the management of, certain claims arising under the asset contribution agreements. Lyondell believes that these amendments do not materially change the asset contribution agreements.

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

As of September 30, 2001, Lyondell's environmental liability for future assessment and remediation costs at the above-mentioned sites totaled $26 million. The liabilities per site range from less than $1 million to $12 million and are expected to be incurred over the next two to seven years. In the opinion of management, there is currently no material estimable range of loss in excess of the amount recorded for these sites. However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in other CERCLA, RCRA, TNRCC or other comparable state or foreign law investigations, could require Lyondell to reassess its potential exposure related to environmental matters.

The eight-county Houston/Galveston region has been designated a severe non-attainment area for ozone by the U.S. Environmental Protection Agency ("EPA"). As a result, the TNRCC has submitted a plan to the EPA to reach and demonstrate compliance with the ozone standard by November 2007. Ozone is a product of the reaction between volatile organic compounds ("VOCs") and nitrogen oxides ("NOx") in the presence of sunlight, and is a principal component of smog. The proposed plans for meeting the ozone standard focus on significant reductions in NOx emissions. NOx emission reduction controls must be installed at LCR's refinery and each of Lyondell's two facilities and Equistar's six facilities in the Houston/Galveston region during the next several years, well in advance of the 2007 deadline. Compliance with the provisions of the plan will result in increased capital investment during the next several years and higher annual operating costs for Equistar, Lyondell and LCR. Lyondell estimates that aggregate related capital expenditures could total between $400 million and $500 million for Lyondell, Equistar and LCR before the 2007 deadline. Lyondell's share of such expenditures could total between $65 million and $80 million, and Lyondell's proportionate share of Equistar's and LCR's expenditures could total between $160 million and $195 million. The timing and amount of these expenditures are subject to regulatory and other uncertainties, as well as obtaining the necessary permits and approvals. Lyondell has been actively involved with a number of organizations to help solve the ozone problem in the most cost-effective manner and, in January 2001, Lyondell and an organization composed of industry participants filed a lawsuit against the TNRCC to encourage adoption of their alternative plan to achieve the same air quality improvement with less negative economic impact on the region. In June 2001, the parties entered into a consent order with respect to the lawsuit. Pursuant to the consent order, the TNRCC agreed to review, by June 2002, the scientific data for ozone formation in the Houston/Galveston region. In October 2001, the EPA approved the TNRCC plan. However, if the TNRCC scientific review supports the industry group proposal, the TNRCC has agreed to revise the NOx emission reduction requirements set forth in its original plan. Any revisions will have to be approved by the EPA. Such revisions of the NOx emission reduction requirements would reduce the estimated capital investments required by Lyondell, Equistar and LCR to comply with the plans for meeting the ozone standard.

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

Certain federal and state governmental initiatives have sought either to rescind the oxygenate requirement for reformulated gasoline or to restrict or ban the use of MTBE. Such actions, to be effective, would require (i) a waiver of the state's oxygenate mandate, (ii) Congressional action in the form of an amendment to the Clean Air Act or (iii) replacement of MTBE with another oxygenate such as ethanol, a more costly, untested and less widely available additive. California has twice sought a waiver of its oxygenate mandate. California's request was denied by both the Clinton Administration and the Bush Administration. California is challenging the denial in court. At the federal level, a blue ribbon panel appointed by the EPA issued its report on July 27, 1999. That report recommended, among other things, reducing the use of MTBE in gasoline. During 2000, the EPA announced its intent to seek legislative changes from Congress to give the EPA authority to ban MTBE over a three-year period. Such action would only be granted through amendments to the Clean Air Act. Additionally, the EPA is seeking a ban of MTBE utilizing rulemaking authority contained in the Toxic Substance Control Act. It would take at least three years for such a rule to issue. In January 2001, however, senior policy analysts at the U.S. Department of Energy presented a study stating that banning MTBE would create significant economic risk. The study did not identify any benefits from banning MTBE. Additionally, in early 2001, after a thorough evaluation of MTBE conducted in connection with proposed amendments to the 1998 European Council directive on gasoline and diesel fuel specifications, the European Union concluded that the use of MTBE in gasoline does not present a health risk to the community or a risk to the environment, and decided not to restrict the use of MTBE in the European Union. The EPA initiatives mentioned above or other governmental actions could result in a significant reduction in Lyondell's MTBE sales. Lyondell has developed technologies to convert tertiary butyl alcohol ("TBA") into alternate gasoline blending components should it be necessary to reduce MTBE production in the future.

The Clean Air Act specified certain emissions standards for vehicles beginning in the 1994 model year and required the EPA to study whether further emissions reductions from vehicles were necessary starting no earlier than the 2004 model year. In 1998, the EPA concluded that more stringent vehicle emission standards were needed and that additional controls on gasoline and diesel were necessary to meet these emission standards. New standards for gasoline were finalized in 1999 and will require refiners to produce a low sulfur gasoline by 2004, with final compliance by 2006. A new "on-road" diesel standard was adopted in January 2001 and will require refiners to produce ultra low sulfur diesel by June 2006, with some allowance for a conditional phase-in period that could extend final compliance until 2009. Lyondell estimates that these standards will result in increased capital investment for LCR, totaling between $175 million to $225 million for the new gasoline standards and $250 million to $300 million for the new diesel standard, between now and the implementation dates. Lyondell's share of LCR's capital expenditures would be between $250 million and $300 million. In addition, these standards could result in higher operating costs for LCR. Equistar's olefins fuel business may also be impacted if these standards increase the cost for processing fuel components.

General--Lyondell is involved in various lawsuits and proceedings. Subject to the uncertainty inherent in all litigation, management believes the resolution of these proceedings will not have a material adverse effect upon the financial position or liquidity of Lyondell.

In the opinion of management, any liability arising from the matters discussed in this note is not expected to have a material adverse effect on the financial position or liquidity of Lyondell. However, the adverse resolution in any reporting period of one or more of these matters discussed in this note could have a material impact on Lyondell's results of operations for that period without giving effect to contribution or indemnification obligations of co-defendants or others, or to the effect of any insurance coverage that may be available to offset the effects of any such award.

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

                                                                               FOR THE THREE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                        ----------------------------------------------------------------------
                                                                      2001                                  2000
                                                        --------------------------------       -------------------------------
THOUSANDS OF SHARES                                          SHARES               EPS               SHARES             EPS
-------------------                                     --------------      ------------       -------------     -------------
Basic                                                          117,563             $(.57)            117,556             $1.13
Dilutive effect of options                                         - -               - -                 165               - -
                                                               -------             -----             -------             -----
Diluted                                                        117,563             $(.57)            117,721             $1.13
                                                               =======             =====             =======             =====

                                                                                FOR THE NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                        ----------------------------------------------------------------------
                                                                       2001                                  2000
                                                        --------------------------------       -------------------------------
THOUSANDS OF SHARES                                          SHARES               EPS               SHARES             EPS
-------------------                                     --------------      ------------       -------------     -------------
Basic                                                          117,563             $(.82)            117,556             $4.38
Dilutive effect of options                                         - -               - -                 252              (.01)
                                                               -------             -----             -------             -----
Diluted                                                        117,563             $(.82)            117,808             $4.37
                                                               =======             =====             =======             =====

Comprehensive Income--Comprehensive income (loss) consisted of the following:

                                                           FOR THE THREE MONTHS ENDED                  FOR THE NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                               SEPTEMBER 30,
                                                         -------------------------------             ----------------------------
MILLIONS OF DOLLARS                                        2001                   2000                 2001                2000
-------------------                                      --------               --------             --------            --------
Net income (loss)                                         $ (67)                 $ 133                $ (97)               $ 485
                                                          -----                  -----                -----                -----
Other comprehensive income (loss):
   Unrealized gains on derivative instruments                 9                    - -                    5                  - -
   Foreign currency translation gain (loss)                  79                    (97)                 (19)                (236)
                                                          -----                  -----                -----                -----
Total other comprehensive income (loss)                      88                    (97)                 (14)                (236)
                                                          -----                  -----                -----                -----
Comprehensive income (loss)                               $  21                  $  36                $(111)               $ 249
                                                          =====                  =====                =====                =====

13.  SEGMENT AND RELATED INFORMATION

Lyondell has four reportable segments in which it operates: (i) intermediate chemicals and derivatives; (ii) petrochemicals; (iii) polymers; and (iv) refining. Lyondell's methanol business is not a reportable segment and is included in "Other" below. Summarized financial information concerning reportable segments is shown in the following table:

                                                     INTERMEDIATE
                                                       CHEMICALS
                                                          AND
MILLIONS OF DOLLARS                                   DERIVATIVES    PETROCHEMICALS   POLYMERS    REFINING   OTHER     TOTAL
-------------------                                  -------------   --------------   ---------   --------   ------   --------
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001:
Sales and other operating revenues                         $  750    $          - -   $    - -    $    - -   $ - -     $  750
Operating income (loss)                                       (26)                                                        (26)
Interest expense                                                                                               (95)       (95)
Interest income                                                                                                  4          4
Other expense, net                                                                                              (4)        (4)
Income (loss) from equity investments                          (1)               12        (11)         48     (31)        17
Income (loss) before income
     taxes and extraordinary items                                                                                       (104)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000:
Sales and other operating revenues                         $  975    $          - -   $    - -    $    - -   $ - -     $  975
Operating income                                               97                                                          97
Interest expense                                                                                              (114)      (114)
Interest income                                                                                                 10         10
Other income, net                                                                                               14         14
Gain on sale of assets                                                                                          46         46
Income (loss) from equity investments                           2                84        (19)         42     (26)        83
Income before income taxes and extraordinary items                                                                        136

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001:
Sales and other operating revenues                         $2,509    $          - -   $    - -    $    - -   $ - -     $2,509
Operating income                                               71                                                          71
Interest expense                                                                                              (292)      (292)
Interest income                                                                                                 15         15
Other expense, net                                                                                              (2)        (2)
Income (loss) from equity investments                         - -                92        (57)        116     (90)        61
Income (loss) before income
     taxes and extraordinary items                                                                                       (147)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000:
Sales and other operating revenues                         $3,087    $          - -   $    - -    $    - -   $ - -     $3,087
Operating income                                              326                                                         326
Interest expense                                                                                              (403)      (403)
Interest income                                                                                                 39         39
Other income, net                                                                                                8          8
Gain on sale of assets                                                                                         590        590
Income (loss) from equity investments                           8               264        (41)         48     (80)       199
Income before income taxes and extraordinary items                                                                        759

The following table presents the details of "Income (loss) from equity investments" as presented above in the "Other" column for the periods indicated:

                                                           FOR THE THREE MONTHS ENDED                   FOR THE NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                               SEPTEMBER 30,
                                                           ----------------------------                ----------------------------
MILLIONS OF DOLLARS                                         2001                   2000                 2001                  2000
-------------------                                        ------                 ------               ------                ------
Equistar items not allocated to petrochemicals
    and polymers:
      Principally general and administrative
        expenses and interest expense, net                 $ (25)                 $ (30)                $ (74)                $ (83)
      Unusual charges - Port Arthur shutdown                 - -                    - -                    (9)                  - -
Income (loss) from equity investment
    in Lyondell Methanol Company, L.P.                        (6)                     4                    (7)                    3
                                                           -----                  -----                 -----                 -----
          Total--Other                                     $ (31)                 $ (26)                $ (90)                $ (80)
                                                           =====                  =====                 =====                 =====

14.  PURCHASE OF ARCO CHEMICAL COMPANY

In connection with the July 28, 1998 acquisition of ARCO Chemical, Lyondell accrued liabilities for costs associated with the delay of construction of the PO-11 plant, vesting of certain key manager benefits pursuant to a change of control provision, severance costs for the involuntary termination of certain headquarters employees and relocation costs for moving personnel to Lyondell's Houston headquarters. The total accrued liability for these items was approximately $255 million at the date of acquisition. Lyondell subsequently revised the portion of the estimated liabilities for penalties and cancellation charges related to the PO-11 lump-sum construction contract and related commitments. Based on the final negotiated terms, Lyondell reduced the accrued liability by $13 million in 1999 and by $8 million in 2000. In addition, during 2000 Lyondell finalized the portion of the accrued liability related to employee costs and reduced the liability by $10 million. The benefit in 2000 from the accrual reversal was substantially offset by other acquisition-related costs. Through September 30, 2001, Lyondell had paid and charged approximately $214 million against the accrued liability. The remaining $10 million of the accrued liability relates to PO-11 commitments and will be paid periodically through the first quarter 2003.

15.  SUPPLEMENTAL GUARANTOR INFORMATION

ARCO Chemical Technology Inc. ("ACTI"), ARCO Chemical Technology L.P. ("ACTLP") and Lyondell Chemical Nederland, Ltd. ("LCNL") are guarantors (collectively "Guarantors") of the $500 million senior subordinated notes and $1.9 billion senior secured notes issued by Lyondell in May 1999. LCNL, a Delaware corporation, is a wholly owned subsidiary of Lyondell that operates, through wholly owned foreign subsidiaries, a chemical production facility in Rotterdam, The Netherlands. ACTI is a Delaware corporation, which holds the investment in ACTLP. ACTLP is a Delaware limited partnership, which holds and licenses technology to other Lyondell affiliates and to third parties. Separate financial statements of the Guarantors are not considered to be material to the holders of the senior subordinated notes and senior secured notes. The following condensed consolidating financial information present supplemental information for the Guarantors as of September 30, 2001 and December 31, 2000 and for the three and nine months ended September 30, 2001 and 2000.

           CONDENSED CONSOLIDATING FINANCIAL INFORMATION (UNAUDITED)

                                 BALANCE SHEET
                            AS OF SEPTEMBER 30, 2001

                                                                           NON-                             CONSOLIDATED
MILLIONS OF DOLLARS                      LYONDELL      GUARANTORS       GUARANTORS       ELIMINATIONS         LYONDELL
-------------------                      --------      ----------       ----------       ------------       ------------
Total current assets                       $1,071         $   233       $      - -       $        - -             $1,304
Property, plant and equipment, net          1,832             542              - -                - -              2,374
Investments and
     long-term receivables                  3,863             422              882             (3,542)             1,625
Goodwill, net                                 714             401              - -                - -              1,115
Other assets                                  462              67              - -                - -                529
                                           ------         -------             ----            -------             ------
Total assets                               $7,942         $ 1,665             $882            $(3,542)            $6,947
                                           ======         =======             ====            =======             ======
Current maturities of long-term debt       $   10         $   - -             $- -            $   - -             $   10
Other current liabilities                     454             241               (1)               - -                694
Long-term debt,
     less current maturities                3,836             - -              - -                - -              3,836
Other liabilities                             441              57              - -                - -                498
Deferred income taxes                         650             134              - -                - -                784
Intercompany liabilities (assets)           1,426          (1,363)             (63)               - -                - -
Minority interest                             170             - -              - -                - -                170
Stockholders' equity                          955           2,596              946             (3,542)               955
                                           ------         -------             ----            -------             ------
Total liabilities and
     stockholders' equity                  $7,942         $ 1,665             $882            $(3,542)            $6,947
                                           ======         =======             ====            =======             ======



                                 BALANCE SHEET
                            AS OF DECEMBER 31, 2000

                                                                           NON-                            CONSOLIDATED
MILLIONS OF DOLLARS                      LYONDELL      GUARANTORS       GUARANTORS      ELIMINATIONS         LYONDELL
-------------------                      --------      ----------       ----------      ------------       ------------
Total current assets                       $1,103         $   242       $      - -      $        - -             $1,345
Property, plant and equipment, net          1,863             566              - -               - -              2,429
Investments and
     long-term receivables                  3,644             413              920            (3,371)             1,606
Goodwill, net                                 738             414              - -               - -              1,152
Other assets                                  450              61              - -                 4                515
                                           ------         -------             ----           -------             ------
Total assets                               $7,798         $ 1,696             $920           $(3,367)            $7,047
                                           ======         =======             ====           =======             ======
Current maturities of long-term debt       $   10         $   - -             $- -           $   - -             $   10
Other current liabilities                     501             223              - -               - -                724
Long-term debt,
     less current maturities                3,844             - -              - -               - -              3,844
Other liabilities                             382              59              - -               - -                441
Deferred income taxes                         562             140              - -               - -                702
Intercompany liabilities (assets)           1,173          (1,245)              68                 4                - -
Minority interest                             181             - -              - -               - -                181
Stockholders' equity                        1,145           2,519              852            (3,371)             1,145
                                           ------         -------             ----           -------             ------
Total liabilities and
     stockholders' equity                  $7,798         $ 1,696             $920           $(3,367)            $7,047
                                           ======         =======             ====           =======             ======

                              STATEMENTS OF INCOME
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001

                                                                            NON-                             CONSOLIDATED
MILLIONS OF DOLLARS                      LYONDELL       GUARANTORS       GUARANTORS       ELIMINATIONS         LYONDELL
-------------------                      --------       ----------       ----------       ------------       ------------
Sales and other operating revenues           $612             $195            $ - -               $(57)              $750
Cost of sales                                 558              132              - -                (57)               633
Selling, general and
     administrative expenses                   30                2              - -                - -                 32
Research and development expense                8              - -              - -                - -                  8
Amortization of goodwill
     and other intangible assets               20                5              - -                - -                 25
Unusual charges                                78              - -              - -                - -                 78
                                             ----             ----             ----               ----               ----
Operating income (loss)                       (82)              56              - -                - -                (26)
Interest income (expense), net                (94)               1                2                - -                (91)
Other income (expense), net                   (21)              17              - -                - -                 (4)
Income (loss) from equity investments          68               (1)              19                (69)                17
Intercompany income (expense)                 (15)              18               (2)                (1)               - -
Provision for (benefit from)
    income taxes                              (51)              33                8                (27)               (37)
                                             ----             ----             ----               ----               ----
Net income (loss)                            $(93)            $ 58             $ 11               $(43)              $(67)
                                             ====             ====             ====               ====               ====



                              STATEMENTS OF INCOME
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

                                                                            NON-                             CONSOLIDATED
MILLIONS OF DOLLARS                      LYONDELL       GUARANTORS       GUARANTORS       ELIMINATIONS         LYONDELL
-------------------                      --------       ----------       ----------       ------------       ------------
Sales and other operating revenues          $ 812             $232            $ - -              $ (69)             $ 975
Cost of sales                                 699              163              - -                (69)               793
Selling, general and
     administrative expenses                   50                2               (1)               - -                 51
Research and development expense                6              - -              - -                - -                  6
Amortization of goodwill
     and other intangible assets               21                7              - -                - -                 28
                                            -----             ----            -----              -----              -----
Operating income                               36               60                1                - -                 97
Interest income (expense), net               (108)               1                3                - -               (104)
Other income (expense), net                    37              (23)             - -                - -                 14
Gain on sale of assets                         46              - -              - -                - -                 46
Income from equity investments                118              - -               81               (116)                83
Intercompany income (expense)                 (21)              27               (4)                (2)               - -
Provision for income taxes                     (1)              11               19                (26)                 3
                                            -----             ----            -----              -----              -----
Net income                                  $ 109             $ 54             $ 62              $ (92)             $ 133
                                            =====             ====            =====              =====              =====

                              STATEMENTS OF INCOME
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                                            NON-                             CONSOLIDATED
MILLIONS OF DOLLARS                      LYONDELL       GUARANTORS       GUARANTORS       ELIMINATIONS         LYONDELL
-------------------                      --------       ----------       ----------       ------------       ------------
Sales and other operating revenues         $2,104             $633            $ - -              $(228)            $2,509
Cost of sales                               1,959              418              - -               (228)             2,149
Selling, general and
     administrative expenses                  103                9              - -                - -                112
Research and development expense               24              - -              - -                - -                 24
Amortization of goodwill
     and other intangible assets               61               14              - -                - -                 75
Unusual charges                                78              - -              - -                - -                 78
                                           ------             ----            -----              -----             ------
Operating income (loss)                      (121)             192              - -                - -                 71
Interest income (expense), net               (288)               2                9                - -               (277)
Other income (expense), net                    86              (88)             - -                - -                 (2)
Income (loss) from equity investments         152               (1)              61               (151)                61
Intercompany income (expense)                 (53)              62               (8)                (1)               - -
Provision for (benefit from)
     income taxes                             (76)              57               21                (52)               (50)
                                           ------             ----            -----              -----             ------
Net income (loss)                          $ (148)            $110             $ 41              $(100)            $  (97)
                                           ======             ====            =====              =====             ======

                              STATEMENTS OF INCOME
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                                            NON-                             CONSOLIDATED
MILLIONS OF DOLLARS                      LYONDELL       GUARANTORS       GUARANTORS       ELIMINATIONS         LYONDELL
-------------------                      --------       ----------       ----------       ------------       ------------
Sales and other operating revenues         $2,645            $ 701            $ - -              $(259)            $3,087
Cost of sales                               2,252              521              - -               (259)             2,514
Selling, general and
     administrative expenses                  134                5              - -                - -                139
Research and development expense               27              - -              - -                - -                 27
Amortization of goodwill
     and other intangible assets               59               22              - -                - -                 81
                                           ------            -----             ----              -----             ------
Operating income                              173              153              - -                - -                326
Interest income (expense), net               (376)               1               11                - -               (364)
Other income (expense), net                   110             (102)             - -                - -                  8
Gain on sale of assets                        599               (9)             - -                - -                590
Income from equity investments                271              - -              191               (263)               199
Intercompany income (expense)                (140)             153              (11)                (2)               - -
Provision for income taxes                    204               62               62                (84)               244
                                           ------            -----             ----              -----             ------
Income before extraordinary item              433              134              129               (181)               515
Extraordinary item, net of taxes              (30)             - -              - -                - -                (30)
                                           ------            -----             ----              -----             ------
Net income                                 $  403            $ 134             $129              $(181)            $  485
                                           ======            =====             ====              =====             ======

                            STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                                            NON-                             CONSOLIDATED
MILLIONS OF DOLLARS                      LYONDELL       GUARANTORS       GUARANTORS       ELIMINATIONS         LYONDELL
-------------------                      --------       ----------       ----------       ------------       ------------
Net income (loss)                           $(148)            $110             $ 41              $(100)             $ (97)
Adjustments to reconcile net
  income (loss)  to net cash provided
  by (used in) operating activities:
     Depreciation and amortization            166               33              - -                - -                199
     Unusual charges                           78              - -              - -                - -                 78
     Net changes in working
          capital and other                   (23)             (70)              (1)               100                  6
                                            -----             ----             ----              -----              -----
     Net cash provided by
          operating activities                 73               73               40                - -                186
                                            -----             ----             ----              -----              -----
Contributions and advances
     to affiliates                             38              (71)             (75)               - -               (108)
Expenditures for property,
     plant and equipment                      (46)              (6)             - -                - -                (52)
Distributions from affiliates
     in excess of earnings                     (5)             - -               35                - -                 30
                                            -----             ----             ----              -----              -----
     Net cash used in
          investing activities                (13)             (77)             (40)               - -               (130)
                                            -----             ----             ----              -----              -----
Repayments of long-term debt                   (8)             - -              - -                - -                 (8)
Dividends paid                                (79)             - -              - -                - -                (79)
Other                                          (7)             - -              - -                - -                 (7)
                                            -----             ----             ----              -----              -----
     Net cash used in
          financing activities                (94)             - -              - -                - -                (94)
                                            -----             ----             ----              -----              -----
Effect of exchange rate
     changes on cash                           (4)               4              - -                - -                - -
                                            -----             ----             ----              -----              -----
Decrease in cash
     and cash equivalents                   $ (38)            $- -             $- -              $ - -              $ (38)
                                            =====             ====             ====              =====              =====

                            STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                                            NON-                             CONSOLIDATED
MILLIONS OF DOLLARS                      LYONDELL       GUARANTORS       GUARANTORS       ELIMINATIONS         LYONDELL
-------------------                      --------       ----------       ----------       ------------       ------------
Net income                                $   403            $ 134            $ 129              $(181)           $   485
Adjustments to reconcile net
  income to net cash provided
  by (used in) operating activities:
     (Gain) loss on sale of assets           (599)               9              - -                - -               (590)
     Depreciation and amortization            175               44              - -                - -                219
     Extraordinary item                        30              - -              - -                - -                 30
     Net changes in working
          capital and other                   193             (372)            (109)               181               (107)
                                          -------            -----            -----              -----            -------
     Net cash provided by (used in)
           operating activities               202             (185)              20                - -                 37
                                          -------            -----            -----              -----            -------
Proceeds from sale of assets,
     net of cash sold                       2,281              164              - -                - -              2,445
Contributions and advances
     to affiliates                              3              (11)             (20)               - -                (28)
Expenditures for property,
     plant and equipment                      (59)             (19)             - -                - -                (78)
                                          -------            -----            -----              -----            -------
     Net cash provided by
          investing activities              2,225              134              (20)               - -              2,339
                                          -------            -----            -----              -----            -------
Repayments of long-term debt               (2,064)             - -              - -                - -             (2,064)
Dividends paid                                (79)             - -              - -                - -                (79)
Other                                         (18)             - -              - -                - -                (18)
                                          -------            -----            -----              -----            -------
     Net cash used in
          financing activities             (2,161)             - -              - -                - -             (2,161)
                                          -------            -----            -----              -----            -------
Effect of exchange rate
     changes on cash                          (51)              45              - -                - -                 (6)
                                          -------            -----            -----              -----            -------
Increase (decrease) in
     cash and cash equivalents            $   215            $  (6)           $ - -              $ - -            $   209
                                          =======            =====            =====              =====            =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

General--Demand for Lyondell's products has decreased during 2001 as a result of weakness in global economies, putting downward pressure on prices. The U.S. economy, as measured by gross domestic product, or GDP, grew at a 3.1% annual rate in the first nine months of 2000, but began to slow in the third quarter 2000 as a result of a manufacturing recession that included the chemical sector. U.S. GDP growth slowed to an estimated 0.4% annual rate in the first nine months of 2001 as the manufacturing recession spread to other segments of the economy. The third quarter 2001 saw a contraction of U.S. GDP estimated at 0.4% on an annual basis. European and Asian economies are also showing signs of weakness in 2001.

Crude oil and natural gas prices, which affect raw material and energy costs in the production of chemicals, trended downwards during 2001. Crude oil prices averaged 8% lower in the first nine months of 2001 compared to the first nine months of 2000. Natural gas prices, which affect energy costs for Lyondell, Equistar and LCR and the cost of natural gas liquids ("NGL"), another major source of raw materials for Equistar, spiked to nearly $10 per million BTUs in January 2001. This compared to a historical price range of $1.50 to $2.50 per million BTUs in the period from 1991 to 1999. Since the January 2001 spike, natural gas prices have decreased. Benchmark third quarter 2001 natural gas prices averaged $2.96 per million BTUs compared to $4.29 in the third quarter 2000, a 31% decrease.

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

During the third quarter 2001, Lyondell decided to exit the aliphatic diisocyanates ("ADI") business and shut down its ADI operations. The decision reflected the limited ongoing strategic value of the ADI business and its poor competitive position. The decision resulted in a pretax charge of $78 million, or $51 million after tax, in the third quarter 2001.

INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS--In the third quarter 2001, Lyondell had a loss before extraordinary items of $16 million, excluding the $51 million after-tax charge related to the ADI shutdown. This compared to income before extraordinary items of $102 million, excluding the $31 million after-tax gain on asset sale, in the third quarter 2000. The $118 million decrease was primarily due to operating losses in Equistar's petrochemicals segment and at Lyondell in the third quarter 2001 due to the effects of weaker global economies. Because of the resulting decline in demand, Equistar and Lyondell generally experienced lower prices, margins and volumes in the third quarter 2001.

In the first nine months of 2001, Lyondell had a loss before extraordinary items of $46 million, excluding the $51 million after-tax charge related to the ADI shutdown. This compared to income before extraordinary items of $115 million, excluding the $400 million after-tax gain on asset sale, in the first nine months of 2000. The $161 million decrease was primarily due to lower product margins and volumes at Equistar and Lyondell as a result of weaker global economies, partly offset by Lyondell's lower interest expense and higher earnings at LCR. LCR's refining operations benefited from higher margins and increased deliveries under the Crude Supply Agreement.

RESULTS OF OPERATIONS

                           LYONDELL CHEMICAL COMPANY

REVENUES, OPERATING COSTS AND EXPENSES--Lyondell's operating results are reviewed below in the discussion of the intermediate chemicals and derivatives segment.

GAIN ON SALE OF ASSETS--The sale of Lyondell's polyols business and ownership interests in its U.S. PO manufacturing operations on March 31, 2000 generated a $544 million pretax gain on the sale in the first quarter 2000. Including post-closing adjustments that resulted in an additional $46 million pretax gain recorded in the third quarter 2000, the sale of assets generated a total pretax gain of $590 million during the first nine months of 2000.

INCOME FROM EQUITY INVESTMENT IN EQUISTAR--Lyondell's equity investment in Equistar resulted in a loss of $24 million in the third quarter 2001, a decrease of $59 million compared to income of $35 million in the third quarter 2000. The decrease in the third quarter 2001 was due to lower margins and volumes in Equistar's petrochemicals segment. The lower petrochemicals margins were primarily the result of lower prices for ethylene and its co-products. The polymers segment had a smaller operating loss.

Lyondell's equity loss was $48 million for the first nine months of 2001, a decrease of $188 million compared to income of $140 million for the comparable 2000 period. The decrease in the first nine months of 2001 was due to lower margins and volumes for the petrochemicals and polymers segments as well as Lyondell's $9 million proportionate share of shutdown costs for Equistar's Port Arthur, Texas polymer facility. The lower margins and volumes reflected weaker demand. The Port Arthur facility was permanently closed in February 2001.

INCOME FROM EQUITY INVESTMENT IN LCR--Lyondell's income from its equity investment in LCR was $48 million in the third quarter 2001, an improvement of $6 million compared to income of $42 million in the third quarter 2000.
Benefits from higher margins on certain by-products, lower natural gas, energy and operating costs, and lower interest expense were only partly offset by Lyondell's $6 million proportionate share of the negative effect of an outage of one of LCR's production units in the third quarter 2001.

Lyondell's equity income was $116 million in the first nine months of 2001, an improvement of $68 million compared to income of $48 million in the first nine months of 2000. The improvement in 2001 was primarily due to higher deliveries and increased margins under the Crude Supply Agreement as well as higher margins on spot market volumes. LCR had unplanned outages that negatively affected operating results during the first nine months of 2001. However, LCR had a major planned turnaround in the second quarter 2000 that had a similar negative effect on operating results during the first nine months of 2000.

INTEREST EXPENSE--Interest expense was $95 million in the third quarter 2001 compared to $114 million in the third quarter 2000. The decrease was due to lower interest rates on Lyondell's variable rate debt and the repayment of $350 million of long term debt in the fourth quarter 2000. Interest expense was $292 million in the first nine months of 2001 compared to $403 million in the 2000 period. The decrease in interest expense was due to the retirement of a total of $2.4 billion of debt during 2000, primarily using net proceeds of the March 31, 2000 asset sale to Bayer, as well as lower interest rates in 2001 on Lyondell's variable rate debt.

INTEREST INCOME--Interest income was $4 million in the third quarter 2001 compared to $10 million in the third quarter 2000 and $15 million in the first nine months of 2001 compared to $39 million in the 2000 period. The decrease in interest income primarily reflects lower cash balances in 2001. In 2000, and primarily in the second quarter 2000, cash balances were higher as a result of proceeds from the asset sale to Bayer.

INCOME TAX--In the third quarter 2001, the estimated annual effective tax rate was revised to 34% from the 31% rate estimated in the second quarter 2001. The effective tax rate represents the estimated tax benefit of operating losses expected for the year. The third quarter 2001 increase in the rate reflects the effect on results of operations of the current business climate, together with changes in estimates of certain tax benefits. The 2000 effective tax rate was revised from 39% to 32% in the third quarter 2000 due to a federal tax benefit that resulted from a restructuring of Lyondell's European operations after the Bayer transaction and the attendant recognition of certain foreign exchange translation losses in the third and fourth quarters of 2000. The change in the effective tax rate resulted in a favorable tax adjustment of $40 million in the third quarter 2000.

EXTRAORDINARY ITEMS--The extraordinary items, net of tax, of $30 million for the first nine months of 2000 included extraordinary losses recorded in the first and second quarters of 2000 related to the early retirement of $2.05 billion principal amount of debt, using net proceeds from the sale of assets to Bayer. The extraordinary loss consisted of the write off of unamortized debt issuance costs and amendment fees of $48 million and the payment of call premiums of $8 million for a total of $56 million, or $30 million after tax.

PRO FORMA

On March 31, 2000, Lyondell completed the sale of the polyols business and ownership interests in its U.S. PO manufacturing operations to Bayer for approximately $2.45 billion in cash. The following condensed income statement presents the unaudited pro forma consolidated operating results for the nine months ended September 30, 2000 as if the transaction had occurred as of the beginning of 2000. The pro forma income statement assumes that net proceeds of $2.05 billion were used to retire debt in accordance with the provisions of Lyondell's credit facility and indentures as of the beginning of 2000. The operating results exclude the after-tax gain on asset sale of $400 million, or $3.40 per share, recorded in the first nine months of 2000.

                                                                NINE MONTHS
                                                                   ENDED
                                                               SEPTEMBER 30,
                                                                    2000
                                                              --------------
IN MILLIONS, EXCEPT PER SHARE DATA
----------------------------------
Sales and other operating revenues                                 $2,867
Operating income                                                      311
Interest expense                                                      340
Income from equity investments                                        199
Net income from continuing operations                                 140
Basic and diluted income per share from continuing operations        1.19

The unaudited pro forma data presented above are not necessarily indicative of the results of operations of Lyondell that would have occurred had such transactions actually been consummated as of the indicated date, nor are they necessarily indicative of future results.

THIRD QUARTER 2001 VERSUS SECOND QUARTER 2001

In the third quarter 2001, Lyondell had a loss of $16 million, excluding the $51 million after-tax charge related to the ADI shutdown, compared to net income of $4 million in the second quarter 2001. Compared to the second quarter 2001, the third quarter benefited from record operating results in LCR's refining business and lower energy and natural gas costs. However, these improvements were more than offset by lower margins for Equistar's petrochemicals segment and seasonally lower margins for Lyondell's MTBE business. The lower petrochemicals margins primarily reflected lower sales prices for ethylene and co-products due to weak demand.

INTERMEDIATE CHEMICALS AND DERIVATIVES SEGMENT

OVERVIEW--Demand for products in the intermediate chemicals and derivatives ("IC&D") segment in the first nine months of 2001 was negatively affected by the weaker U.S. economy as well as lower demand in Europe and Asia. The cost of propylene, a key raw material, has trended downwards after peaking in mid-2000. Average benchmark propylene costs for the third quarter 2001 decreased 39% compared to the third quarter 2000 and 22% for the first nine months of 2001 compared to the first nine months of 2000. The costs of other raw materials also showed dramatic decreases. Natural gas costs, which affect the cost of methanol, a raw material used in MTBE, as well as energy costs, have decreased steadily during 2001 from the high levels reached in the first quarter 2001. However, average benchmark natural gas costs in the first nine months of 2001 were still 44% higher compared to the first nine months of 2000. The weaker demand and decreasing raw material costs put pressure on prices and margins for most products during the first nine months of 2001.

The following table sets forth volumes, including processing volumes, included in sales and other operating revenues for this segment. Co-product tertiary butyl alcohol ("TBA") is principally used to produce the derivative MTBE. Volumes for the polyols business, sold on March 31, 2000, are included through the date of sale. Bayer's ownership interest in the U.S. PO manufacturing joint venture ("PO Joint Venture") entered into by Lyondell and Bayer as part of the asset sale transaction, represents ownership of an in kind portion of the PO production of the PO Joint Venture. Bayer's share of the PO production from the PO Joint Venture will increase from approximately 1.47 billion pounds in 2001 to approximately 1.6 billion pounds annually in 2004 and thereafter. Lyondell takes in kind the remaining PO production and all SM and TBA co-product production from the PO Joint Venture. Bayer's PO volumes are not included in sales and are excluded from the table below.

                                                    FOR THE THREE MONTHS ENDED                 FOR THE NINE MONTHS ENDED
                                                           SEPTEMBER 30,                             SEPTEMBER 30,
                                              ------------------------------------      ------------------------------------
IN MILLIONS                                         2001                 2000                 2001                 2000
-----------                                   ---------------      ---------------      ---------------      ---------------
PO, PO derivatives, TDI (pounds)                      694                  720                2,064                2,600
Co-products:
   SM (pounds)                                        767                  882                2,345                2,670
   TBA and derivatives (gallons)                      307                  299                  873                  891

REVENUES--Revenues of $750 million in the third quarter 2001 decreased 23% compared to revenues of $975 million in the third quarter 2000 due primarily to lower prices for most products and, to a lesser extent, lower volumes. The lower prices reflected lower raw material costs and weaker demand. Average benchmark contract sales prices for SM decreased 36% in the third quarter 2001 from third quarter 2000 levels, while average benchmark MTBE prices decreased 24% in the third quarter 2001 from third quarter 2000 levels. The lower SM prices and a 13% decrease in third quarter 2001 SM volumes, compared to the third quarter 2000, reflected trough conditions in the SM market during 2001. The lower MTBE prices reflect a shorter summer driving season spike and decreases in gasoline prices in the third quarter 2001. As a result of weak urethanes markets in the third quarter 2001, average sales prices also decreased for PO and derivatives, which include TDI, while overall volumes decreased 4% compared to the third quarter 2000.

Revenues of $2.5 billion in the first nine months of 2001 decreased from revenues of $3.1 billion in the first nine months of 2000 partly due to the sale of the polyols business as of March 31, 2000. The sale of the polyols business resulted in a decrease of $220 million in sales revenues and a decrease of 408 million pounds in sales volumes, comparing the first nine months of 2001 to the first nine months of 2000. Excluding the effect of the sale of the polyols business, sales revenues decreased $358 million, or 12%, compared to the first nine months of 2000 due to lower prices and lower volumes, reflecting lower raw material costs and weaker demand.

UNUSUAL CHARGES--During the third quarter 2001, Lyondell recorded a charge of $78 million associated with its decision to exit the ADI business. The decision reflected the limited ongoing strategic value of the ADI business and its poor competitive position. The decision involves the shutdown of Lyondell's ADI manufacturing unit at the Lake Charles, Louisiana facility, which also produces TDI. The action included a 20% reduction of the Lake Charles workforce, including all ADI positions and some TDI positions at the site as well as ADI-related research and sales positions at other locations. The $78 million charge included $51 million to adjust the carrying values of the ADI assets to their net realizable value and accruals of $23 million for exit costs and $4 million for severance and other employee-related costs for the positions that are being eliminated.

OPERATING INCOME (LOSS)--Operating income of $52 million, excluding the $78 million unusual charge, in the third quarter 2001 decreased $45 million from operating income of $97 million in the third quarter 2000. The decrease was principally due to lower product margins. PO and TDI margins, as well as volumes, decreased due to weaker urethanes markets in 2001. MTBE margins also decreased due to a shorter summer driving season in 2001.

Operating income was $149 million, excluding the $78 million unusual charge, in the first nine months of 2001, a decrease of $177 million from operating income of $326 million in the first nine months of 2000. The decrease was primarily due to lower margins and volumes for PO, SM and TDI in 2001 and the sale of the polyols business on March 31, 2000. SM margins and volumes decreased significantly due to trough conditions in 2001. Margins were also negatively affected by the impact of high natural gas costs on operating expenses, particularly during the first quarter 2001. Decreases in selling, general and administrative expenses, as well as in research and development expenses in 2001 primarily reflected the effects of the sale of the polyols business, cost reduction efforts and a lower level of business activity in 2001.

THIRD QUARTER 2001 VERSUS SECOND QUARTER 2001

In the third quarter 2001, operating income of $52 million, excluding the $78 million unusual charge, decreased $14 million compared to operating income of $66 million in the second quarter 2001. The decrease from the second quarter 2001 was primarily due to a seasonal decrease in MTBE margins, consistent with the end of the summer driving season. This was partly offset by higher margins in the PO and derivatives business. PO and derivatives volumes in the third quarter 2001 increased 7% versus the second quarter 2001 primarily as a result of the timing of certain contractual volumes.

Benchmark MTBE raw material margins decreased from about 60 cents per gallon in the second quarter 2001 to about 33 cents per gallon in the third quarter 2001. The decrease in MTBE margins was primarily due to lower MTBE prices in the U.S. and Europe as both regions exited their summer driving seasons. Butane and methanol prices, raw materials for MTBE, also decreased partially offsetting the effects of the MTBE prices. Volumes for MTBE decreased modestly in the third quarter 2001.

Margins for PO and derivatives improved slightly due to lower propylene, natural gas and energy costs. Volumes sold into the urethanes market improved in the quarter. TDI margins improved versus the second quarter 2001 as lower raw material and energy costs more than offset the significant sales price declines in recent months.

                             EQUISTAR CHEMICALS, LP

OVERVIEW

GENERAL--Equistar's operating results for the first nine months of 2001 were negatively affected by a severe decrease in demand as a result of the slowing U.S. economy and lower exports. The decreased demand combined with increased industry capacity put downward pressure on product sales prices. Crude oil and natural gas prices, which affect raw material and energy costs in the production of chemicals, also decreased during 2001. However, product sales prices declined at a faster rate. These combined factors resulted in lower product margins for the industry and for Equistar during 2001 compared to 2000.

Crude oil prices, which affect the cost of Equistar's crude-oil based raw materials, trended downward during the first nine months of 2001. Natural gas costs, which affect energy costs and the cost of NGLs, another major source of raw materials for Equistar, spiked to nearly $10 per million BTUs in January 2001. This compared to a price range of $1.50 to $2.50 per million BTUs in the period from 1991 to 1999. Since the January

2001 spike, natural gas prices have decreased steadily, averaging $2.96 in the third quarter 2001, a 31% decrease from third quarter 2000. The high NGL costs caused producers to switch to crude-oil based raw materials. This resulted in an increased supply of co-products such as propylene, butadiene and benzene, which put downward pressure on the prices of these co-products for most of 2001. The high NGL costs also had a significant impact in reducing the competitive position of North American polyethylene exports to other regions of the world. With the recent decreases in natural gas prices, North American exports have returned to their historical position.

The significant increase in NGL costs and lower domestic demand led some producers, including Equistar, to idle plants that primarily use NGLs as raw materials. In the second quarter 2001, Equistar further reduced the state of readiness of its previously idled Lake Charles, Louisiana plant, which represents 7% of its ethylene capacity. Industry analysts estimate that U.S. producers curtailed more than 20% of U.S. ethylene production during 2001 due to weak demand.

In addition, the ethylene industry is affected by significant capacity additions. The industry added annual ethylene capacity of 13.4 billion pounds globally in 2000 and is scheduled to add a record 14.1 billion pounds in 2001, or nearly 6% in each year. New domestic capacity in 2001 is adding 5% to existing domestic ethylene capacity during this period of weak demand growth.

NET INCOME (LOSS)--In the third quarter 2001, Equistar had a net loss of $79 million, excluding a $3 million extraordinary loss due to early debt retirement, compared to net income of $63 million in the third quarter 2000. The $142 million decrease was primarily due to lower petrochemicals segment margins as
well as lower volumes in both the petrochemicals and polymers segments.   The
lower margins and volumes reflected weaker demand in 2001. These were partly offset by higher polymers segment margins and lower general and administrative expenses. Polymers segment margins improved as raw material costs decreased more than sales prices.

For the first nine months of 2001, Equistar had a net loss of $186 million, excluding the $3 million extraordinary loss, compared to net income of $271 million for the first nine months of 2000. The $457 million decrease primarily reflects lower margins and volumes in both the petrochemicals and polymers segments. The lower margins were due to lower sales prices and higher raw material costs in the first nine months of 2001 compared to the first nine months of 2000. The lower sales prices and volumes reflect weaker demand in 2001. Petrochemical margins were negatively affected by decreases in co-product prices during 2001. The first quarter 2001 also included $22 million of costs associated with the shutdown of the Port Arthur, Texas polyethylene facility.

THIRD QUARTER 2001 VERSUS SECOND QUARTER 2001

In the third quarter 2001, Equistar had a net loss of $79 million, excluding the $3 million extraordinary loss, compared to a net loss of $30 million in the second quarter 2001. The $49 million decrease was primarily due to declines in the profitability of the petrochemicals segment, which had operating income of $29 million in the third quarter 2001 compared to $81 million in the second quarter 2001. The $52 million decrease was due to lower ethylene and co-product prices, which were only partially offset by lower raw material, natural gas and energy costs. Third quarter 2001 benchmark prices for ethylene were 23.8 cents per pound, a 16% decrease compared to 28.4 cents per pound in the second quarter 2001. Benchmark prices for co-products such as propylene, butadiene and benzene decreased significantly during the third quarter 2001 due to excess supply early in the quarter. Equistar's ethylene volumes were relatively unchanged compared to the second quarter 2001, reflecting the end of industry inventory reductions in the second quarter 2001 offset by continued weak demand in the third quarter 2001.

The polymers segment had an operating loss of $26 million in the third quarter 2001 compared to a loss of $23 million in the second quarter 2001. Polymers sales prices decreased more than raw material costs. Benchmark polymers sales prices decreased approximately 5.5 cents per pound compared to a 4.5 cents per pound decrease in benchmark ethylene prices. The resulting decrease in margins during the third quarter 2001 was substantially offset by a 12 percent increase in polymers sales volumes due to higher exports. Export sales activity increased due to a return to the historical U.S. competitive cost position compared to the rest of the world in the third quarter 2001, when natural gas prices declined compared to the high levels experienced earlier in 2001.

SEGMENT DATA

The following tables reflect selected actual sales volume data, including intersegment sales volumes, and summarized financial information for Equistar's business segments.

                                                          FOR THE THREE MONTHS ENDED                   FOR THE NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                               SEPTEMBER 30,
                                                   -------------------------------------       -------------------------------------
IN MILLIONS                                              2001                  2000                  2001                  2000
-----------                                        ---------------       ---------------       ---------------       ---------------
SELECTED PETROCHEMICALS PRODUCTS:
    Olefins (pounds)                                     4,039                 4,512                12,352                14,020
    Aromatics (gallons)                                     86                   101                   274                   312
POLYMERS PRODUCTS (pounds)                               1,565                 1,622                 4,402                 4,763

MILLIONS OF DOLLARS
-------------------
SALES AND OTHER OPERATING REVENUES:
Petrochemicals segment                                  $1,181                $1,848               $ 4,345               $ 5,334
Polymers segment                                           494                   602                 1,552                 1,813
Intersegment eliminations                                 (324)                 (495)               (1,173)               (1,435)
                                                        ------                ------               -------               -------
    Total                                               $1,351                $1,955               $ 4,724               $ 5,712
                                                        ======                ======               =======               =======
OPERATING INCOME (LOSS):
Petrochemicals segment                                  $   29                $  204               $   225               $   643
Polymers segment                                           (26)                  (46)                 (138)                 (100)
Unallocated                                                (37)                  (49)                 (121)                 (137)
Unusual charges                                            - -                   - -                   (22)                  - -
                                                        ------                ------               -------               -------
    Total                                               $  (34)               $  109               $   (56)              $   406
                                                        ======                ======               =======               =======

PETROCHEMICALS SEGMENT

REVENUES--Revenues of $1.2 billion in the third quarter 2001 decreased 36% compared to third quarter 2000 revenues of $1.8 billion due to lower sales prices as well as 11% lower volumes. Benchmark ethylene prices averaged 23.8 cents per pound in the third quarter 2001, a 23% decrease compared to the third quarter 2000. The decrease in sales prices and volumes reflected lower demand due to weakness of the U.S. economy and excess industry capacity.

Revenues of $4.3 billion in the first nine months of 2001 decreased 19% compared to revenues of $5.3 billion for the first nine months of 2000 on 12% lower sales volumes and lower average sales prices in 2001. Sales volumes decreased due to weaker business conditions in 2001. Benchmark ethylene prices averaged 8% lower in the first nine months of 2001 compared to the first nine months of 2000.

OPERATING INCOME--Operating income of $29 million in the third quarter 2001 decreased $175 million from $204 million in the third quarter 2000. Operating income of $225 million in the first nine months of 2001 decreased $418 million from $643 million in the first nine months of 2000. The decreases were primarily due to lower margins and, to a lesser extent, lower sales volumes. The lower margins primarily reflected lower prices for ethylene and for co-products such as propylene and benzene in the 2001 periods compared to 2000. The lower prices and volumes were due to weaker demand in the 2001 periods compared to 2000.

POLYMERS SEGMENT

REVENUES--Revenues of $494 million in the third quarter 2001 decreased 18% compared to $602 million in the third quarter 2000 due to a decrease in average sales prices and a 4% decrease in volumes. The decrease in sales prices reflected weaker 2001 business conditions and pressure from decreasing raw material costs.

Revenues of $1.6 billion in the first nine months of 2001 decreased 14% compared to $1.8 billion in the first nine months of 2000 due to an 8% decrease in sales volumes and a decrease in average sales prices. The decreases in sales volumes and sales prices were both due to the weaker demand in the first nine months of 2001.

OPERATING INCOME--The polymers segment had an operating loss of $26 million in the third quarter 2001 compared to a loss of $46 million in the third quarter 2000. Although sales prices decreased in the third quarter 2001, raw material cost decreases more than offset the lower prices and the 4% lower sales volumes.

For the first nine months of 2001, the operating loss was $138 million compared to an operating loss of $100 million in the first nine months of 2000. The increased operating loss was primarily due to the effect of lower polymers prices on margins as well as the effect of lower sales volumes, which were only partly offset by lower raw material costs.

UNALLOCATED ITEMS

The following discusses expenses that were not allocated to the petrochemicals or polymers segments.

OTHER OPERATING EXPENSES--These include unallocated general and administrative expense and goodwill amortization. Unallocated other operating expenses of $37 million in the third quarter 2001 decreased $12 million compared to $49 million in the third quarter 2000. Unallocated other operating expenses of $121 million in the first nine months of 2001 decreased $16 million compared to $137 million in the first nine months of 2000. The decreases were due to cost reduction efforts and a lower level of business activity in 2001.

UNUSUAL CHARGES--Equistar discontinued production at its higher-cost Port Arthur, Texas polyethylene facility in February 2001 and shut down the facility. Closed production units included a 240 million pounds per year HDPE reactor and an LDPE reactor with annual capacity of 160 million pounds. These units and a 300 million pounds per year HDPE reactor mothballed in the fourth quarter of 1999 have been permanently shut down. The asset values of these production units were previously adjusted as part of a $96 million restructuring charge recognized in 1999. During the first quarter 2001, Equistar recorded a $22 million charge, which included environmental remediation liabilities of $7 million, other exit costs of $3 million and severance and pension benefits of $7 million for approximately 125 people employed at the Port Arthur facility. The remaining balance primarily related to the write down of certain assets.

EXTRAORDINARY LOSS--As part of the third quarter 2001 refinancing, Equistar wrote off unamortized debt issuance costs and amendment fees of $3 million related to the early repayment of the $1.25 billion bank credit facility and reported the charge as an extraordinary loss on extinguishment of debt.

                           LYONDELL-CITGO REFINING LP

REFINING SEGMENT

OVERVIEW--During the first nine months of 2001, processing of extra heavy Venezuelan crude oil under the Crude Supply Agreement averaged over 240,000 barrels per day, compared to the contractual rate of 230,000 barrels per day. LCR has scheduled a major maintenance turnaround in the fourth quarter 2001 that is expected to reduce crude processing rates in the fourth quarter to approximately 215,000 barrels per day. In order to process Crude Supply Agreement volumes at the 230,000 barrels per day contractual level for the year, deliveries under the Crude Supply Agreement were accelerated into the second and third quarters of 2001. During the first nine months of 2000, processing of Crude Supply Agreement volumes averaged 188,000 barrels per day, which forced LCR to make spot purchases of crude oil to maintain production levels. A strong gasoline market during 2000 that continued through most of the third quarter 2001 helped improve the margins that LCR realized on its spot purchases of crude oil. LCR's first quarter 2001 operating costs were negatively affected by the significant increase in natural gas costs.

These costs decreased during the second and third quarters of 2001. LCR had unplanned outages that negatively affected operating results during the first nine months of 2001. However, LCR had a major planned turnaround in the second quarter 2000 that had a similar negative effect on operating results during the first nine months of 2000.

The following table sets forth, in thousands of barrels per day, sales volumes for LCR's refined products and processing rates for the periods indicated:

                                                      FOR THE THREE MONTHS ENDED                 FOR THE NINE MONTHS ENDED
                                                             SEPTEMBER 30,                             SEPTEMBER 30,
                                                ------------------------------------      ------------------------------------
THOUSAND BARRELS PER DAY                               2001                 2000                 2001                 2000
------------------------                        ---------------      ---------------      ---------------      ---------------
REFINED PRODUCTS:
     Gasoline                                             103                  122                  107                  117
     Diesel and heating oil                                80                   81                   74                   69
     Jet fuel                                              24                   24                   22                   17
     Aromatics                                              7                   13                    8                   11
     Other refined products                               109                  109                  106                  103
                                                          ---                  ---                  ---                  ---
         Total refined products volumes                   323                  349                  317                  317
                                                          ===                  ===                  ===                  ===
CRUDE PROCESSING RATES:
     Crude Supply Agreement--coked                        253                  244                  240                  188
     Other heavy crude oil--coked                         - -                  - -                   11                   14
     Other crude oil                                       16                   26                   10                   34
                                                          ---                  ---                  ---                  ---
          Total crude oil                                 269                  270                  261                  236
                                                          ===                  ===                  ===                  ===

REVENUES--LCR's revenues, including intersegment sales, were $850 million in the third quarter 2001, a 28% decrease compared to third quarter 2000 revenues of $1.2 billion. The decrease was primarily due to lower sales prices as well as a 7% decrease in sales volumes. The lower sales prices were due to a weakening gasoline market in the third quarter 2001. The lower sales volumes were due to an unplanned outage of a fluid catalytic cracking unit ("FCCU") in September 2001 that negatively impacted the third quarter volumes of refined products.

Revenues for the first nine months of 2001 were $2.7 billion, a decrease of 8% compared to revenues of $2.9 billion for the first nine months of 2000. The decrease was primarily attributable to lower sales prices. Sales volumes were relatively flat despite the major turnaround in the second quarter 2000. During the turnaround, LCR purchased intermediates and other feeds to continue running certain downstream units, such as the FCCU, thereby maintaining sales volumes despite the lower crude processing rates.

EXTRAORDINARY LOSS--LCR had a $2 million extraordinary loss in the third quarter 2001 related to the early retirement of its $450 million term loan and $70 million revolving credit facility, which were replaced by similar facilities maturing in January 2003. The extraordinary loss consisted of the write off of unamortized debt issuance costs.

NET INCOME--In the third quarter 2001, LCR had net income of $80 million, excluding the $2 million extraordinary loss, compared to $66 million in the third quarter 2000. The $14 million improvement in the third quarter 2001 reflected the benefits of higher margins on certain by-products, lower natural gas, energy and operating costs, and lower interest expense. These benefits were partly offset by the unplanned outage of the FCCU, which had a negative impact of an estimated $10 million on third quarter 2001 results.

For the first nine months of 2001, LCR had net income of $188 million, excluding the $2 million extraordinary loss, compared to net income of $66 million for the first nine months of 2000. The $122 million improvement was primarily due to higher margins and increased deliveries under the Crude Supply Agreement, higher margins on spot market volumes and lower fixed costs. These benefits were partly offset by the effect of higher natural gas costs. LCR had unplanned outages in 2001 that negatively affected operating results during the first nine months of 2001. However, LCR had a major planned turnaround in the second quarter 2000 that had a similar negative effect on operating results during the first nine months of 2000.

THIRD QUARTER 2001 VERSUS SECOND QUARTER 2001

In the third quarter 2001, LCR had net income of $80 million, excluding the $2 million extraordinary loss, compared to net income of $66 million in the second quarter 2001. LCR's third quarter 2001 results reflected record operating performance in the months of July and August 2001, lower natural gas and energy costs, and higher contract margins. These benefits were partially offset by an unplanned outage in September 2001 of the FCCU, which negatively impacted third quarter results by approximately $10 million, as well as lower spot crude margins compared to the second quarter 2001. The second quarter 2001 was affected by Tropical Storm Allison. Damage and unplanned outages related to the storm negatively impacted second quarter results by an estimated $13 million. Refinery processing rates were 269,000 barrels of crude oil per day during the third quarter of 2001, compared to 256,000 barrels per day in the second quarter of 2001. Crude Supply Agreement volumes were 253,000 barrels per day in the third quarter 2001 compared to 236,000 barrels per day in the second quarter 2001, as volumes were accelerated into the third quarter due to the fourth quarter 2001 turnaround. This substantially offset the impact of lower margins on spot market volumes.

FINANCIAL CONDITION

OPERATING ACTIVITIES--Lyondell's operating activities generated cash of $186 million in the first nine months of 2001 despite the $97 million net loss. The net loss included significant pretax noncash charges, including $55 million of equity in losses of affiliates, primarily Equistar, and $78 million of unusual charges related to the ADI shutdown. The major components of a net working capital decrease of $14 million included a $127 million decrease in accounts receivable offset by a $101 million decrease in accounts payable. Accounts receivable decreased due to the effect of lower sales prices in 2001. Accounts payable decreased due to significant decreases in the costs of raw materials and natural gas from December 31, 2000 to September 30, 2001.

INVESTING ACTIVITIES--Lyondell made capital expenditures of $52 million in the first nine months of 2001. Capital expenditures by the joint ventures were $85 million by Equistar and $59 million by LCR in the first nine months of 2001. Lyondell's pro rata share of the joint ventures' total capital expenditures was $70 million in the first nine months of 2001. Contributions to affiliates for the first nine months of 2001 were $108 million and included $74 million contributed to the joint venture with Bayer for the construction of PO-11 and $28 million contributed to LCR. Lyondell's 2001 projected capital spending, including contributions for the PO-11 project, is estimated at approximately $200 million, and its pro rata share of Equistar's and LCR's 2001 projected capital spending is $42 million and $64 million, respectively. Lyondell's and Equistar's planned 2001 capital expenditures have been reduced from previously reported amounts due to the poor current business environment. In addition to contributions for the PO-11 project, the 2001 capital amounts reflect spending by Lyondell for a TDI facility in France, cost reduction and yield improvement projects by Equistar, and for regulatory compliance, maintenance and cost reduction projects by LCR. Distributions from affiliates in excess of earnings for the first nine months of 2001 were $30 million, primarily from LCR.
Equistar did not make any distributions during the first nine months of 2001 and does not currently anticipate making distributions to partners during the fourth quarter 2001.

During the third quarter 2001, Lyondell decided to exit the ADI business and shut down the ADI operations. The decision reflected the limited ongoing strategic value of the ADI business and its poor competitive position. The decision resulted in a pretax charge of $78 million, or $51 million after tax, in the third quarter 2001. Lyondell expects the cash flow impact of the decision to be neutral or slightly positive.

FINANCING ACTIVITIES--In September 2001, Lyondell amended its credit facility and the transaction documents governing the operating lease for BDO-2, a new 275 million pound-per-year BDO facility currently under construction. The amendments made certain financial ratio requirements less restrictive. Lyondell previously amended the credit agreement and BDO-2 transaction documents in March 2001, easing certain financial ratio requirements.

Lyondell paid regular quarterly dividends of $.225 per share of common stock in each of the first three quarters of 2001 for a total of $79 million. Lyondell also made scheduled debt payments of $8 million during the first nine months of 2001.

LIQUIDITY AND CAPITAL RESOURCES--The September 2001 amendments to its credit facility provided Lyondell with additional financial flexibility. At September 30, 2001, Lyondell had cash on hand of $222 million. Lyondell also had $500 million available under its revolving credit facility, which extends until July 2003. Current maturities of long-term debt were $10 million at September 30, 2001. Lyondell has a receivables sales agreement, which expires in December 2001. At September 30, 2001, receivables sold under the agreement totaled $53 million. Management expects that Lyondell will be able to renew or extend the agreement prior to its expiration.

The credit facility and the indentures under which Lyondell's senior secured notes and senior subordinated notes were issued contain covenants that, subject to exceptions, restrict sale and leaseback transactions, lien incurrence, debt incurrence, dividends and investments, sales of assets and mergers and consolidations. In addition, the credit facility requires Lyondell to maintain specified financial ratios and consolidated net worth, in all cases as provided in the credit facility. The breach of these covenants could permit the lenders under Lyondell's credit facility and indentures to declare the loans immediately payable and could permit the lenders under Lyondell's credit facility to terminate future lending commitments. In the transaction documents for BDO-2, Lyondell agreed to comply with certain financial and other covenants that are substantially the same as those contained in the credit facility. A breach of those covenants could result in, among other things, Lyondell having to pay the project costs incurred to date. Lyondell was in compliance with all such covenants as of September 30, 2001.

Equistar had outstanding debt of $2.3 billion at September 30, 2001. Lyondell remains liable on $431 million of Equistar debt for which Equistar assumed primary responsibility in connection with its formation. At September 30, 2001, Equistar and LCR had combined outstanding debt of $2.8 billion to unrelated parties and combined equity of approximately $3.8 billion. The ability of the joint ventures to distribute cash to Lyondell is reduced by weaker business conditions and their respective debt service obligations.

In August 2001, Equistar completed a $1.5 billion debt refinancing. The refinancing included an amended and restated bank credit facility consisting of a $500 million secured revolving credit facility maturing in August 2006 and a $300 million secured term loan maturing in August 2007. The financing also included the issuance of $700 million of new unsecured 10.125% senior notes maturing in August 2008. The financing replaced a $1.25 billion bank credit facility, $820 million of which was outstanding. A portion of the net proceeds was also used to repay the $90 million of Equistar's medium-term notes that matured on August 30, 2001. The remaining net proceeds will be used for general business purposes. The amended and restated bank credit facility also made certain financial ratio requirements less restrictive. Equistar had previously amended its credit facility in March 2001, easing certain financial ratio requirements. In addition, during the third quarter 2001, Equistar terminated a $130 million receivables securitization program.

Equistar's credit facility and the indenture governing Equistar's senior unsecured notes contain covenants that, subject to exceptions, restrict sale and leaseback transactions, lien incurrence, debt incurrence, sales of assets and mergers and consolidations. In addition, the credit facility requires Equistar to maintain certain specified financial ratios, in all cases as provided in the credit facility. The breach of these covenants could permit the lenders under Equistar's credit facility and the indenture governing the senior notes to declare the loans immediately payable and could permit the lenders under Equistar's credit facility to terminate future lending commitments.
Furthermore, a default under Equistar's debt instruments which results in, or permits, the acceleration of more than $50 million of indebtedness would constitute a cross-default under Lyondell's credit facility. Equistar was in compliance with all covenants under its debt instruments as of September 30, 2001.

On July 20, 2001, LCR obtained new credit facilities consisting of a $450 million term loan and a $70 million revolving credit facility, both of which mature in January 2003. These new facilities replaced similar facilities, which matured September 15, 2001, and will be used for working capital and general business purposes.

Lyondell believes that conditions will be such that cash balances, cash generated from operating activities, and funds from lines of credit will be adequate to meet anticipated future cash requirements, including scheduled debt repayments, necessary capital expenditures, ongoing operations and dividends.

CURRENT BUSINESS OUTLOOK

Lyondell expects continued trough conditions in the fourth quarter 2001 for the global chemical markets that Equistar serves. While no significant changes are expected in most of the IC&D businesses, Lyondell expects MTBE to experience further seasonal declines. LCR will experience a significant decline in production as a result of the major planned maintenance work, which will reduce crude processing rates in the fourth quarter 2001 to approximately 215,000 barrels per day. As a result, LCR's earnings in the fourth quarter 2001 will be significantly lower than the third quarter 2001 level.

As trough conditions continue, management will continue to take appropriate and necessary steps not only to manage through the current difficult business environment, but also to position Lyondell to take full advantage of improvements in the market when they occur. Lyondell has aggressively controlled costs in the third quarter of 2001. Cash management strategies and fixed-cost reduction initiatives that were implemented have already generated results. Progress is expected to continue through 2002.

ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. The statement will be effective for Lyondell's calendar year 2002. Under SFAS No. 142, amortization of goodwill to earnings will be discontinued. However, goodwill will be reviewed for impairment at least annually and whenever events indicate impairment may have occurred. A benchmark assessment of potential impairment also must be completed within six months after adopting SFAS No. 142. Lyondell currently carries $1.1 billion of goodwill on its balance sheet, which is amortized at an annual rate of $30 million. Equistar currently carries $1.1 billion of goodwill on its balance sheet, which is amortized at an annual rate of $33 million. Lyondell's share of Equistar's goodwill and amortization is $450 million and $14 million, respectively. Lyondell and Equistar are currently evaluating the effect that implementation of SFAS No. 142 will have on their financial statements.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Adoption of SFAS No. 143 and SFAS No. 144 is not expected to have a material effect on the consolidated financial statements of Lyondell.

ITEM 3.  DISCLOSURE OF MARKET AND REGULATORY RISK.

Lyondell's exposure to market and regulatory risks is described in Item 7a of its Annual Report on Form 10-K for the year ended December 31, 2000. Lyondell's exposure to market and regulatory risks has not changed materially in the quarter ended September 30, 2001, except as noted below.

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

As of September 30, 2001, the notional amount of foreign currency forward contracts outstanding and maturing from October 2001 through December 2002 totaled 136 million euros, or approximately $124 million at September 30, 2001 exchange rates. Based on quoted market prices, Lyondell recorded an asset of $4 million at September 30, 2001 for those contracts. Assuming a hypothetical 10% unfavorable movement in exchange rates from those in effect at September 30, 2001, Lyondell's pretax loss in earnings for the foreign currency forward contracts would be approximately $13 million. As of September 30, 2001, the notional amount of price swap contracts for unleaded gasoline outstanding and maturing from October to December 2001 totaled 42 million gallons. Based on quoted market prices, Lyondell recorded an asset of $4 million at September 30, 2001 for those contracts. Assuming a hypothetical 25% unfavorable movement in unleaded gasoline prices from those in effect at September 30, 2001, the pretax loss in earnings for the price swap contracts for unleaded gasoline would be approximately $6 million. Sensitivity analysis was used for purposes of the above analyses. The quantitative information about market risk is necessarily limited because it does not take into account the effects of the underlying operating transactions. Lyondell does not engage in any derivatives trading activities.

Equistar enters into over-the-counter "derivatives," or price swap contracts, for crude oil to help manage its exposure to commodity price risk with respect to crude oil-related raw material purchases. These hedging arrangements have the effect of locking in, at predetermined prices or ranges of prices and for a specified period of time, the prices that Equistar will pay for the volumes to which the hedge relates. As a result, while these hedging arrangements are structured to reduce its exposure to increases in price associated with the hedged commodity, they also limit the benefit Equistar might otherwise receive from any price decreases associated with the hedged commodity. In September 2001, the remaining price swap contracts, maturing from October 2001 through March 2002 and covering 4.1 million barrels of crude oil, were liquidated and none were outstanding as of September 30, 2001.

During the second quarter 2001, Equistar entered into put options covering 1.9 million barrels of crude oil. The put options were not treated as hedges for financial reporting purposes, but are intended to reduce Equistar's crude oil-based raw material costs. As of September 30, 2001, the outstanding put option contracts, which mature from October 2001 through December 2001, covered 1.0 million barrels of crude oil. Based on quoted market prices, Equistar recorded a liability of $2 million at September 30, 2001 for those contracts. Assuming a hypothetical 25% decrease in crude oil prices from those in effect at September 30, 2001, Equistar's loss in earnings for the put option contracts would be approximately $9 million. Lyondell's share of such losses would be approximately $4 million pretax. Sensitivity analysis was used for purposes of the above analysis. The quantitative information about market risk is necessarily limited because it does not take into account the effects of the underlying operating transactions. Equistar does not engage in any derivatives trading activities.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this report are "forward-looking statements" within the meaning of the federal securities laws. Although Lyondell believes the expectations reflected in such forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties, and Lyondell can give no assurance that such expectations will prove to have been correct. Lyondell's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including:

 . the cyclical nature of the chemical and refining industries, . uncertainties associated with the United States and worldwide economies, . substantial chemical and refinery capacity additions resulting in oversupply and declining prices and margins,
 . the availability and cost of raw materials, . the availability of capital markets, . technological developments,
 .  current and potential governmental regulatory actions in the United States and in other countries,
 .  potential terrorist acts,
 . operating interruptions (including leaks, explosions, fires, mechanical failure, unscheduled downtime, labor difficulties, transportation interruptions, spills and releases and other environmental risks), and
 . Lyondell's ability to implement its business strategies, including cost reductions.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material developments with respect to Lyondell's legal proceedings previously reported in the Annual Report on Form 10-K for the year ended December 31, 2000 and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2001 and June 30, 2001, except as described below.

The eight-county Houston/Galveston region has been designated a severe non-attainment area for ozone by the EPA. As a result, the TNRCC has submitted a plan to the EPA to reach and demonstrate compliance with the ozone standard by November 2007. On January 19, 2001, Equistar and LCR, individually, and Lyondell, individually and as part of the BCCA Appeal Group (a group of industry participants), filed a lawsuit against the TNRCC in State District Court in Travis County, Texas to encourage the adoption of the plaintiffs' alternative plan to achieve the same air quality improvement as the TNRCC plan, with less negative economic impact on the region. In June 2001, the parties entered into a consent order with respect to the lawsuit. Pursuant to the consent order, the TNRCC agreed to review, by June 2002, the scientific data for ozone formation in the Houston/Galveston region. In October 2001, the EPA approved the TNRCC plan. However, if the TNRCC scientific review supports the industry group proposal, the TNRCC has agreed to revise the NOx emission reduction requirements set forth in its original plan. Any revisions will have to be approved by the EPA.

Lyondell, Millennium Petrochemicals and certain subsidiaries of Occidental have each agreed to provide certain indemnifications to Equistar with respect to the petrochemicals and polymers businesses contributed by the partners. In addition, Equistar agreed to assume third party claims that are related to certain pre-closing contingent liabilities that are asserted prior to December 1, 2004 as to Lyondell and Millennium Petrochemicals, and May 15, 2005 as to certain Occidental subsidiaries, to the extent the aggregate thereof does not exceed $7 million to each partner, subject to certain terms of the respective asset contribution agreements. Equistar also agreed to assume third party claims that are related to certain pre-closing contingent liabilities that are asserted for the first time after December 1, 2004 as to Lyondell and Millennium Petrochemicals, and for the first time after May 15, 2005 as to certain Occidental subsidiaries. As of September 30, 2001, Equistar, Lyondell, Millennium Petrochemicals and certain subsidiaries of Occidental amended the asset contribution agreements governing these indemnification obligations to clarify the treatment of, and procedures pertaining to the management of, certain claims arising under the asset contribution agreements. Lyondell believes that these amendments do not materially change the asset contribution agreements.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

        4.7 Amended and Restated Credit Facility dated as of August 24, 2001 among Equistar Chemicals, LP, the lenders from time to time party thereto and Citicorp USA, Inc. and Credit Suisse First Boston, as co-syndication agents; Bank of America, N.A., as servicing agent and as administrative agent and The Chase Manhattan Bank, as collateral agent and as administrative agent.

        4.8(c) Amendment No. 6 dated as of September 26, 2001 to Lyondell Chemical Company's $7,000,000 Credit Agreement dated as of July 23, 1998.

        4.14 Indenture dated as of August 24, 2001 among Equistar Chemicals, LP, Equistar Funding Corporation and The Bank of New York, as Trustee.

        4.14(a) Form of Note dated as of August 24, 2001 (attached as
                Exhibit A to the Indenture dated as of August 24, 2001 among Equistar Chemicals, LP, Equistar Funding Corporation and The Bank of New York, as Trustee, filed herewith as Exhibit 4.14).

       10.25 Amended and Restated Limited Partnership Agreement of Equistar Chemicals, LP dated as of August 24, 2001.

       10.26(b) Second Amendment to Lyondell Asset Contribution Agreement, dated as of September 30, 2001, among Lyondell Chemical Company, Lyondell Petrochemical LP Inc. and Equistar Chemicals, LP.

       10.27(b) Second Amendment to Millennium Asset Contribution Agreement, dated as of September 30, 2001, among Millennium Petrochemicals Inc., Millennium Petrochemicals LP LLC and Equistar Chemicals, LP.

       10.29(a) First Amendment to Occidental Asset Contribution Agreement, dated as of September 30, 2001 among Occidental Petrochem Partner 1, Inc., Occidental Petrochem Partner 2, Inc., PDG Chemical Inc., Occidental Petrochem Partner GP, Inc. and Equistar Chemicals, LP.

(b)  Reports on Form 8-K

          None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Lyondell Chemical Company


Dated:  November 13, 2001                  /s/  ROBERT T. BLAKELY
                                   ----------------------------------------
                                              Robert T. Blakely
                                          Executive Vice President
                                         and Chief Financial Officer
                                        (Duly Authorized Officer and
                                        Principal Financial Officer)

                                            /s/  CHARLES L. HALL
                                   ----------------------------------------
                                               Charles L. Hall
                                        Vice President and Controller
                                        (Duly Authorized Officer and
                                        Principal Accounting Officer)