Form 10-Q
period 2002-03-31
LYONDELL CHEMICAL CO
filed 2002-05-14
CIK 842635

--------------------------------------------------------------------------------

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ------------

                                    FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

[_]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from          to
                                             ----------   ----------

                         Commission file number 1-10145

                                   ------------

                            LYONDELL CHEMICAL COMPANY

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

                                   ------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No __

     Number of shares of Common Stock, $1.00 par value, outstanding as of March 31, 2002: 117,564,920

--------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION

                            LYONDELL CHEMICAL COMPANY

              ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                        CONSOLIDATED STATEMENTS OF INCOME


                                                                                For the three months ended
                                                                                         March 31,
                                                                           --------------------------------------
 Millions of dollars, except per share data                                      2002                 2001
 ------------------------------------------                                ------------------   -----------------
 Sales and other operating revenues                                           $   674              $   849

 Operating costs and expenses:
      Cost of sales                                                               589                  761
      Selling, general and administrative expenses                                 40                   41
      Research and development expense                                              7                    8
      Amortization of goodwill                                                    - -                    8
                                                                              --------             --------
                                                                                  636                  818
                                                                              --------             --------
      Operating income                                                             38                   31

 Interest expense                                                                 (93)                 (99)
 Interest income                                                                    2                    7
 Other income, net                                                                  1                    3
                                                                              --------             --------
      Loss before equity investments and income taxes                             (52)                 (58)
                                                                              --------             --------
 Income (loss) from equity investments:
      Equistar Chemicals, LP                                                      (45)                 (22)
      LYONDELL-CITGO Refining LP                                                   27                   27
      Other                                                                        (3)                  (3)
                                                                              --------             --------
                                                                                  (21)                   2
                                                                              --------             --------
      Loss before income taxes                                                    (73)                 (56)

 Benefit from income taxes                                                        (18)                 (22)
                                                                              --------             --------
 Net loss                                                                     $   (55)             $   (34)
                                                                              ========             ========
 Basic and diluted earnings per share:
      Net loss                                                                $  (.47)             $  (.29)
                                                                              ========             ========


                 See Notes to Consolidated Financial Statements.

                            LYONDELL CHEMICAL COMPANY

                           CONSOLIDATED BALANCE SHEETS



                                                                                  March 31,           December 31,
Millions, except shares and par value data                                          2002                  2001
------------------------------------------                                        ---------           ------------
ASSETS
Current assets:
     Cash and cash equivalents                                                      $  228               $  146
     Accounts receivable, net                                                          320                  352
     Inventories                                                                       303                  316
     Prepaid expenses and other current assets                                          45                  116
     Deferred tax assets                                                                61                  277
                                                                                   -------               ------
          Total current assets                                                         957                1,207
Property, plant and equipment, net                                                   2,265                2,293
Investments and long-term receivables:
     Investment in PO joint ventures                                                   722                  717
     Investment in Equistar Chemicals, LP                                              477                  522
     Receivable from LYONDELL-CITGO Refining LP                                        229                  229
     Investment in LYONDELL-CITGO Refining LP                                           54                   29
     Other investments and long-term receivables                                       118                  122
Goodwill, net                                                                        1,100                1,102
Other assets, net                                                                      453                  482
                                                                                    ------               ------
Total assets                                                                        $6,375               $6,703
                                                                                    ======               ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                               $  275               $  319
     Current maturities of long-term debt                                                7                    7
     Accrued liabilities                                                               282                  233
                                                                                    ------               ------
          Total current liabilities                                                    564                  559
Long-term debt                                                                       3,833                3,846
Other liabilities                                                                      589                  583
Deferred income taxes                                                                  580                  790
Commitments and contingencies                                                          - -                  - -
Minority interest                                                                      155                  176
Stockholders' equity:
     Common stock, $1.00 par value, 250,000,000 shares
       authorized, 120,250,000 issued                                                  120                  120
     Additional paid-in capital                                                        854                  854
     Retained earnings                                                                 166                  247
     Accumulated other comprehensive loss                                             (411)                (397)
     Treasury stock, at cost, 2,685,080 and 2,687,080 shares, respectively             (75)                 (75)
                                                                                    ------               ------
          Total stockholders' equity                                                   654                  749
                                                                                    ------               ------
Total liabilities and stockholders' equity                                          $6,375               $6,703
                                                                                    ======               ======


                 See Notes to Consolidated Financial Statements.

                            LYONDELL CHEMICAL COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  For the three months ended
                                                                                           March 31,
                                                                            ----------------------------------------
Millions of dollars                                                                2002                 2001
-------------------                                                         ------------------   ------------------
Cash flows from operating activities:
     Net loss                                                                      $ (55)             $ (34)
     Adjustments to reconcile net loss to
       net cash provided by (used in) operating activities:
          Depreciation and amortization                                               60                 65
          Losses from equity investments                                              48                 26
          Deferred income taxes                                                        7                (29)
     Changes in assets and liabilities that provided (used) cash:

          Accounts receivable                                                         28                 68
          Inventories                                                                 13                (92)
          Accounts payable                                                           (42)               (17)
          Prepaid expenses and other current assets                                   71                 (7)
          Other assets and liabilities                                                40                (21)
                                                                                   -----              -----
               Cash provided by (used in) operating activities                       170                (41)
                                                                                   -----              -----

Cash flows from investing activities:

     Expenditures for property, plant and equipment                                  (11)               (11)
     Contributions and advances to affiliates                                        (38)               (20)
     Distributions from affiliates in excess of earnings                              --                  7
                                                                                   -----              -----
               Cash used in investing activities                                     (49)               (24)
                                                                                   -----              -----

Cash flows from financing activities:

     Dividends paid                                                                  (26)               (27)
     Repayments of long-term debt                                                    (13)                (2)
     Other                                                                            --                 (3)
                                                                                   -----              -----
               Cash used in financing activities                                     (39)               (32)
                                                                                   -----              -----

Effect of exchange rate changes on cash                                               --                 (1)
                                                                                   -----              -----

Increase (decrease) in cash and cash equivalents                                      82                (98)
Cash and cash equivalents at beginning of period                                     146                260
                                                                                   -----              -----
Cash and cash equivalents at end of period                                         $ 228              $ 162
                                                                                   =====              =====


                 See Notes to Consolidated Financial Statements.

                            LYONDELL CHEMICAL COMPANY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Basis of Preparation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2001 included in the Lyondell Chemical Company ("Lyondell") 2001 Annual Report on Form 10-K. Certain amounts from prior periods have been reclassified to conform to the current period presentation.

2.  Accounting Changes

Effective January 1, 2002, Lyondell implemented Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, SFAS No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Implementation of SFAS No. 141 and SFAS No. 144 did not have a material effect on the consolidated financial statements of Lyondell.

Upon implementation of SFAS No. 142, Lyondell reviewed its goodwill for impairment and concluded that goodwill is not impaired. However, Equistar (see
Note 4) reviewed its goodwill for impairment and concluded that the entire balance was impaired, resulting in a $1.1 billion charge. The conclusion was based on a comparison to Equistar's indicated fair value, using multiples of EBITDA (earnings before interest, taxes, depreciation and amortization) for comparable companies as the indicator of fair value. Lyondell's 41% share of the Equistar charge was offset by a corresponding reduction in Lyondell's negative goodwill, representing a portion of the excess of Lyondell's 41% share of Equistar's partners' capital over the carrying value of Lyondell's investment in Equistar. Consequently, there was no net effect on Lyondell's earnings or equity investment in Equistar.

In addition, as a result of implementing SFAS No. 142, pretax earnings in 2002 and subsequent years will be favorably affected by $30 million annually because of the elimination of goodwill amortization. The following table presents Lyondell's reported net loss for all periods presented as adjusted for goodwill amortization expense.


                                                     For the three months ended
                                                              March 31,
                                                     --------------------------
Millions of dollars                                    2002             2001
-------------------                                  --------        ----------
Reported net loss                                      $(55)          $(34)
Add back: goodwill amortization, net of tax              --              5
                                                       ----           ----
Adjusted net loss                                      $(55)          $(29)
                                                       ====           ====


3.  Unusual Charges

During 2001, Lyondell recorded a pretax charge of $63 million associated with its decision to exit the aliphatic diisocyanates ("ADI") business. The $63 million charge included $45 million to adjust the carrying values of the ADI assets to their net realizable value, and accrued liabilities of $15 million for exit costs and $3 million for severance and other employee-related costs for nearly 100 employee positions that were eliminated. Payments of $5 million for exit costs and $2 million for severance and other employee-related costs were made through March 31, 2002, resulting in a remaining accrued liability of $11 million.

4.  Equity Interest in Equistar Chemicals, LP

Lyondell has a 41% interest in Equistar Chemicals, LP ("Equistar"), while Millennium Chemicals Inc. ("Millennium") and Occidental Petroleum Corporation ("Occidental") each have a 29.5% interest (see Note 14). Because the partners jointly control certain management decisions, Lyondell accounts for its investment in Equistar using the equity method of accounting. As a partnership, Equistar is not subject to federal income taxes.

Summarized financial information for Equistar follows:


                                                                    March 31,              December 31,
Millions of dollars                                                   2002                     2001
-------------------                                              ----------------        ----------------
BALANCE SHEETS
Total current assets                                                 $1,047                   $1,226
Property, plant and equipment, net                                    3,660                    3,705
Goodwill, net                                                            --                    1,053
Other assets                                                            341                      324
                                                                     ------                   ------
Total assets                                                         $5,048                   $6,308
                                                                     ======                   ======

Current maturities of long-term debt                                 $    4                   $  104
Other current liabilities                                               523                      557
Long-term debt                                                        2,282                    2,233
Other liabilities                                                       181                      177
Partners' capital                                                     2,058                    3,237
                                                                     ------                   ------
Total liabilities and partners' capital                              $5,048                   $6,308
                                                                     ======                   ======

                                                                         For the three months ended
                                                                                 March 31,
                                                                 -----------------------------------------
                                                                      2002                     2001
                                                                 ----------------         ----------------
STATEMENTS OF INCOME
Sales and other operating revenues                                  $ 1,136                  $ 1,773
Cost of sales                                                         1,162                    1,723
Selling, general and administrative expenses                             49                       56
Amortization of goodwill                                                 --                        8
Unusual charges                                                          --                       22
                                                                    -------                  -------
Operating loss                                                          (75)                     (36)
Interest expense, net                                                   (52)                     (46)
Other income, net                                                         1                        5
                                                                    -------                  -------
Loss before cumulative effect of accounting change                     (126)                     (77)
Cumulative effect of accounting change                               (1,053)                      --
                                                                    -------                  -------
Net loss                                                            $(1,179)                 $   (77)
                                                                    =======                  =======

SELECTED CASH FLOW INFORMATION
Depreciation and amortization                                      $    75                  $    78
Expenditures for property, plant and equipment                          15                       24


As of January 1, 2002, as part of the implementation of SFAS No. 142, the entire unamortized balance of Equistar's goodwill was determined to be impaired. Accordingly, Equistar's earnings in the first quarter 2002 were reduced by $1.1 billion. Lyondell's 41% share of the charge for impairment of Equistar's goodwill was offset by a corresponding reduction in the difference between Lyondell's investment in Equistar and its underlying equity in Equistar's net assets (see Note 2).

Lyondell's "Income (loss) from equity investments" in Equistar as presented in the Consolidated Statements of Income consists of Lyondell's share of Equistar's loss before cumulative effect of accounting change and the accretion of the remaining difference between Lyondell's investment and its underlying equity in Equistar's net assets.

5.  Equity Interest in LYONDELL-CITGO Refining LP

Lyondell has a 58.75% interest in LYONDELL-CITGO Refining LP ("LCR"), while CITGO Petroleum Corporation ("CITGO") has a 41.25% interest. As a partnership, LCR is not subject to federal income taxes.

Summarized financial information for LCR follows:



                                                            March 31,  December 31,
Millions of dollars                                           2002         2001
-------------------                                         ---------  ------------
BALANCE SHEETS
Total current assets                                         $  258       $  230
Property, plant and equipment, net                            1,338        1,343
Other assets                                                     97           97
                                                             ------       ------
Total assets                                                 $1,693       $1,670
                                                             ======       ======

Notes payable                                                $   16       $   50
Current maturities of long-term debt                            450           --
Other current liabilities                                       374          335
Long-term debt                                                   --          450
Loans payable to partners                                       264          264
Other liabilities                                                80           79
Partners' capital                                               509          492
                                                             ------       ------
Total liabilities and partners' capital                      $1,693       $1,670
                                                             ======       ======

                                                             For the three months
                                                                    ended
                                                                  March 31,
                                                             --------------------
                                                               2002        2001
                                                              -----       ------
STATEMENTS OF INCOME
Sales and other operating revenues                            $ 707       $  910
Cost of sales                                                   646          838
Selling, general and administrative expenses                     12           14
                                                              -----       ------
Operating income                                                 49           58
Interest expense, net                                            (8)         (16)
                                                              -----      ------
Net income                                                    $  41      $    42
                                                              =====      =======


SELECTED CASH FLOW INFORMATION

Depreciation and amortization                                 $  29      $    28
Expenditures for property, plant and equipment                   22           11


Lyondell's "Income (loss) from equity investments" in LCR as presented in the Consolidated Statements of Income consists of Lyondell's share of LCR's net income and the accretion of the difference between Lyondell's investment and its underlying equity in LCR's net assets.

6.  Inventories

Inventories consisted of the following components at:


                                                           March 31,    December 31,
Millions of dollars                                          2002          2001
-------------------                                        ---------    ------------
Finished goods                                              $250            $262
Work-in-process                                                5               5
Raw materials                                                 16              19
Materials and supplies                                        32              30
                                                            ----            ----
     Total inventories                                      $303            $316
                                                            ====            ====


7.  Property, Plant and Equipment, Net

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows at:


                                                            March 31    December 31,
Millions of dollars                                           2002         2001
-------------------                                         --------    ------------
Land                                                         $   12       $   10
Manufacturing facilities and equipment                        2,524        2,529
Construction in progress                                        117          113
                                                             ------       ------
     Total property, plant and equipment                      2,653        2,652
Less accumulated depreciation                                   388          359
                                                             ------       ------
     Property, plant and equipment, net                      $2,265       $2,293
                                                             ======       ======


Depreciation and amortization is summarized as follows:


                                                             March 31,    March 31,
Millions of dollars                                            2002         2001
-------------------                                          ---------    ---------
Property, plant and equipment                                   $31          $30
Investment in PO joint venture                                    8            8
Goodwill                                                         --            8
Debt issuance costs                                               4            3
Turnaround expense                                                3            4
Software costs                                                    2           --
Other intangibles                                                12           12
                                                                ---          ---
                                                                $60          $65
                                                                ===          ===

8.  Long-Term Debt

Long-term debt consisted of the following at:

                                                             March 31,   December 31,
Millions of dollars                                            2002          2001
-------------------                                         ----------   -----------
Term Loan E due 2006                                          $  621      $  634
Senior Secured Notes, Series A due 2007, 9.625%                  900         900
Senior Secured Notes, Series B due 2007, 9.875%                1,000       1,000
Senior Secured Notes due 2008, 9.5%                              393         393
Senior Subordinated Notes due 2009, 10.875%                      500         500
Debentures due 2005, 9.375%                                      100         100
Debentures due 2010, 10.25%                                      100         100
Debentures due 2020, 9.8%                                        224         224
Other                                                              2           2
                                                              ------      ------
    Total long-term debt                                       3,840       3,853
Less current maturities                                            7           7
                                                              ------      ------
    Long-term debt, net                                       $3,833      $3,846
                                                              ======      ======

9.  Derivative Financial Instruments

The following table summarizes activity included in accumulated other comprehensive loss ("AOCL") related to the after-tax impact of the effective portion of the fair value of derivative instruments used as cash flow hedges for the three-month periods ended:


                                                               March 31,   March 31,
Millions of dollars                                              2002        2001
-------------------                                            ---------   ---------
Gain (loss):
    Balance at beginning of period                               $(2)       $--
    Net losses on derivative instruments charged to AOCL          (1)        (4)
                                                                 ---        ---
Net change in AOCL for the period                                 (1)        (4)
                                                                 ---        ---
    Net loss on derivative instruments included
            in AOCL at March 31                                  $(3)       $(4)
                                                                 ===        ===

The transition adjustment resulting from the adoption of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as of January 1, 2001 was insignificant.

10.  Commitments and Contingencies

Bayer Claim--On April 30, 2002, Lyondell and Bayer AG settled the claims of Bayer AG in relation to its March 2000 purchase of Lyondell's polyols business. Lyondell had received notice of these claims in June 2001, which alleged various breaches of representations and warranties related to the condition of the business and assets and which sought damages in excess of $100 million. The settlement included new or amended commercial agreements between the parties, generally relating to the existing PO partnership. As a whole, the new or amended agreements provide new business opportunities and value for both parties over the next five to ten years. Concurrent with the settlement, Lyondell made a $5 million indemnification payment to Bayer. The settlement had no effect on Lyondell's financial position or results of operations.

Capital Commitments--Lyondell has various commitments related to capital expenditures, all made in the normal course of business. At March 31, 2002, major capital commitments primarily consisted of Lyondell's 50% share of those related to the construction of a world-scale PO facility, known as PO-11, in The Netherlands. The outstanding commitments, which are funded through contributions and advances to affiliates, totaled $101 million as of March 31, 2002.

Construction Lease--During the third quarter 2000, construction began on a new butanediol ("BDO") production facility in Europe known as BDO-2. Construction is being financed by an unaffiliated entity that was established for the purpose of serving as lessor with respect to this facility. Construction spending through March 31, 2002, including interest incurred by the lessor during construction, totaled 162 million euros, or approximately $141 million using March 31, 2002 exchange rates. Upon completion in mid-2002, Lyondell will lease the facility under an operating lease for an initial term of five years. Minimum payments under the operating lease will approximate an amount equivalent to interest on the final construction costs at the interest rate implicit in the lease. Lyondell may, at its option, purchase the facility at any time during the lease term for the unrecovered construction costs of the lessor or, subject to certain conditions, renew the lease for four successive five-year terms. If Lyondell does not exercise the purchase option before the end of the last renewal period, the facility will be sold. In the event the sales proceeds are less than the guaranteed residual value, Lyondell will pay the difference to the lessor. The guaranteed residual value at the end of the lease term is estimated at approximately 206 million euros, or $180 million using March 31, 2002 exchange rates. Under the transaction documents, Lyondell is subject to certain financial and other covenants that are substantially the same as those contained in the credit facility.

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

During 2001, PDVSA Oil declared itself in a force majeure situation, but did not reduce crude oil deliveries to LCR during 2001. In January 2002, PDVSA Oil again declared itself in a force majeure situation and stated that crude oil deliveries could be reduced by up to 20.3% beginning March 1, 2002. In February 2002, LCR was advised by PDVSA Oil that deliveries of crude oil to LCR in March 2002 would be reduced to approximately 198,000 barrels per day. Lyondell currently expects second quarter 2002 deliveries under the Crude Supply Agreement to average 190,000 barrels per day. The recent political uncertainty in Venezuela has not affected crude oil deliveries, the Crude Supply Agreement or related matters to date, and the long-term effects of these events, if any, are not yet clear.

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

In 1999, PDVSA announced its intention to renegotiate its crude supply agreements with all third parties, including LCR. In light of PDVSA's announced intent, there can be no assurance that PDVSA Oil will continue to perform its obligations under the Crude Supply Agreement. However, it has confirmed that it expects to honor its commitments if a mutually acceptable restructuring of the Crude Supply Agreement is not achieved. From time to time, the Company and PDVSA have had discussions covering both a restructuring of the Crude Supply Agreement and a broader restructuring of the LCR partnership. Lyondell is unable to predict whether changes in either arrangement will occur. The breach or termination of the Crude Supply Agreement, or reduction in supply thereunder, would require LCR to purchase all or a portion of its crude oil feedstocks in the merchant market, could subject LCR to significant volatility and price fluctuations and could adversely affect LCR and, therefore, Lyondell.

Cross Indemnity Agreement--In connection with the transfer of assets and liabilities from Atlantic Richfield Company ("ARCO"), now wholly owned by BP p.l.c., Lyondell agreed to assume certain liabilities arising out of the operation of Lyondell's integrated petrochemicals and refining business prior to July 1, 1988. In connection with the transfer of such liabilities, Lyondell and ARCO entered into an agreement, updated in 1997 ("Revised Cross-Indemnity Agreement"), whereby Lyondell agreed to defend and indemnify ARCO against certain uninsured claims and liabilities which ARCO may incur relating to the operation of Lyondell prior to July 1, 1988, including certain liabilities which may arise out of pending and future lawsuits. For current and future cases related to Lyondell's products and operations, ARCO and Lyondell bear a proportionate share of judgment and settlement costs according to a formula that allocates responsibility based upon years of ownership during the relevant time period. Under the Revised Cross-Indemnity Agreement, Lyondell will assume responsibility for its proportionate share of future costs for waste site matters not covered by ARCO insurance.

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

Indemnification Arrangements Relating to Equistar--Lyondell, Millennium Petrochemicals and certain subsidiaries of Occidental have each agreed to provide certain indemnifications to Equistar with respect to the petrochemicals and polymers businesses contributed by the partners. In addition, Equistar agreed to assume third party claims that are related to certain pre-closing contingent liabilities that are asserted prior to December 1, 2004 as to Lyondell and Millennium Petrochemicals, and May 15, 2005 as to certain Occidental subsidiaries, to the extent the aggregate thereof does not exceed $7 million to each partner, subject to certain terms of the respective asset contribution agreements. As of March 31, 2002, Equistar had expensed nearly all of the $7 million indemnification basket with respect to the business contributed by Lyondell. Equistar also agreed to assume third party claims that are related to certain pre-closing contingent liabilities that are asserted for the first time after December 1, 2004 as to Lyondell and Millennium Petrochemicals, and for the first time after May 15, 2005 as to certain subsidiaries of Occidental.

Environmental Remediation--As of March 31, 2002, Lyondell's environmental liability for future remediation costs at its plant sites and a limited number of Superfund sites totaled $23 million. The liabilities per site range from less than $1 million to $11 million and are expected to be incurred over the next two to seven years. In the opinion of management, there is currently no material estimable range of loss in excess of the amount recorded for these sites. However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in investigations by regulatory agencies, could require Lyondell to reassess its potential exposure related to environmental matters.

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

In the United States, the Clean Air Act Amendments of 1990 set minimum levels for oxygenates, such as MTBE, in gasoline sold in areas not meeting specified air quality standards. The presence of MTBE in some water supplies in California and other states due to gasoline leaking from underground storage tanks and in surface water from recreational water craft has led to public concern about the use of MTBE. Certain federal and state governmental initiatives in the U.S. have sought either to rescind the oxygenate requirement for reformulated gasoline or to restrict or ban the use of MTBE. On April 25, 2002, the U.S. Senate passed its version of an omnibus energy bill, which, among other things, would ban the use of MTBE as a fuel oxygenate. The Senate bill is not law and needs to be reconciled with the U.S. House of Representatives' omnibus energy bill, which was passed in July 2001. Lyondell's MTBE sales represented approximately 35% of its total 2001 revenues. Lyondell does not expect these initiatives to have a significant impact on MTBE margins and volumes in 2002. Should it become necessary to reduce MTBE production, Lyondell would need to make capital expenditures to convert its MTBE plants to production of alternate gasoline blending components. The profit margins on such alternate gasoline blending components could differ from those historically realized on MTBE.

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

In the opinion of management, any liability arising from the matters discussed in this note is not expected to have a material adverse effect on the financial position or liquidity of Lyondell. However, the adverse resolution in any reporting period of one or more of the matters discussed in this note could have a material impact on Lyondell's results of operations for that period without giving effect to contribution or indemnification obligations of co-defendants or others, or to the effect of any insurance coverage that may be available to offset the effects of any such award.

11.  Earnings Per Share

Basic earnings per share for the periods presented are computed based upon the weighted average number of shares outstanding for the periods. Diluted earnings per share include the effect of outstanding stock options issued under the Executive Long-Term Incentive Plan and the Incentive Stock Option Plan. These stock options were antidilutive in the three-month periods ended March 31, 2002 and 2001. Net loss per share ("EPS") data is as follows:

                                                    For the three months ended
                                                             March 31,
                                        ----------------------------------------------------
                                                  2002                        2001
                                        -------------------------    -----------------------
Thousands of shares                       Shares          EPS         Shares         EPS
-------------------                     -----------     ---------    ----------    ---------
Basic                                     117,565        $  (.47)     117,562       $ (.29)
Dilutive effect of options                     --             --           --           --
                                          --------       --------     -------       -------
Diluted                                   117,565        $  (.47)     117,562       $ (.29)
                                          ========       ========     =======       =======


12.  Comprehensive Loss

The components of the comprehensive loss were as follows:

                                                  For the three months ended
                                                          March 31,
                                               --------------------------------
                                                   2002               2001
                                               -------------      -------------
Net loss                                           $(55)              $(34)
                                                   ----               ----
Other comprehensive loss:
   Foreign currency translation loss                (17)               (50)
   Net losses on derivative instruments              (1)                (4)
   Minimum pension liability adjustment               4                 --
                                                   ----               ----
Total other comprehensive loss                      (14)               (54)
                                                   ----               ----
Comprehensive loss                                 $(69)              $(88)
                                                   ====               ====

13.  Segment and Related Information

Lyondell operates in four reportable segments: (i) intermediate chemicals and derivatives; (ii) petrochemicals; (iii) polymers; and (iv) refining. The methanol operations are not a reportable segment. Lyondell's entire $1.1 billion balance of goodwill is allocated to the intermediate chemicals and derivatives segment. Summarized financial information concerning reportable segments is shown in the following table:

                                                     Intermediate
                                                      Chemicals
                                                         and
Millions of dollars                                  Derivatives Petrochemicals Polymers  Refining  Other   Total
-------------------                                  ----------- -------------- --------  --------  -----   -----
For the three months ended March 31, 2002:
Sales and other operating revenues                      $ 674        $   --    $  --       $   --   $ --    $ 674
Operating income                                           38                                                  38
Interest expense                                                                                     (93)     (93)
Interest income                                                                                        2        2
Other income, net                                                                                      1        1
Income (loss) from equity investments                      --           (10)      (9)          27    (29)     (21)
Loss before income taxes                                                                                      (73)

For the three months ended March 31, 2001:
Sales and other operating revenues                      $ 849        $   --    $  --       $   --   $ --    $ 849
Operating income                                           31                                                  31
Interest expense                                                                                     (99)     (99)
Interest income                                                                                        7        7
Other income, net                                                                                      3        3
Income (loss) from equity investments                       1            47      (36)          27    (37)       2
Loss before income taxes                                                                                      (56)

The following table presents the details of "Income (loss) from equity investments" as presented above in the "Other" column for the periods indicated:


                                                                For the three months
                                                                  ended March 31,
                                                         -----------------------------------
Millions of dollars                                           2002                2001
-------------------                                      ---------------     ---------------
Equistar items not allocated to segments:
     Principally general and administrative expenses
        and interest expense, net                             $(26)              $(24)
     Unusual charges                                            --                 (9)
Loss from equity investment in LMC                              (3)                (4)
                                                              ----               ----
          Total--Other                                        $(29)              $(37)
                                                              ====               ====

14.  Proposed Transactions with Occidental

Early in 2002, Lyondell and Occidental agreed in principle to Lyondell's acquisition of Occidental's 29.5% interest in Equistar and to Occidental's acquisition of an equity interest in Lyondell. Upon consummation of these transactions, Occidental would receive the following from Lyondell:

..    30 to 34 million shares of newly issued Lyondell Series B Common Stock, with the final number to be determined at closing of this transaction. These shares would have the same rights as Lyondell's regular common stock with the exception of the dividend. The Series B Common Stock would pay a dividend at the same rate as the regular common stock but, at Lyondell's option, the dividend may be paid in additional shares of Series B Common Stock or in cash. These new Series B shares also would include provisions for conversion to regular common stock three years after issuance or earlier in certain circumstances;

..    five-year warrants to acquire five million shares of Lyondell regular common stock at $25 per share, subject to adjustment upon the occurrence of certain events; and

..    a contingent payment equivalent in value to 7.38% of Equistar's cash distributions for 2002 and 2003, up to a total of $35 million, payable in cash, Series B Common Stock or regular common stock, as determined by Lyondell.

On April 19, 2002, the formal right of first offer process began in connection with certain of the transactions. Under this process, Millennium, the third partner in Equistar, has 45 days to decide whether to participate on a pro rata basis in the acquisition of Occidental's Equistar interest. At the end of the process, Occidental, Lyondell and, if it elects to participate, Millennium are expected to sign definitive documentation. Lyondell's board of directors approved the transactions on May 2, 2002. Closing of the transactions is subject to certain conditions, including approval by Lyondell's shareholders. Lyondell anticipates that these transactions will close during the third quarter of 2002. However, there can be no assurance that the proposed transactions will be completed.

15.  Deferred Tax Assets

The deferred tax assets classified as current assets decreased by $216 million during the first quarter of 2002. The reduction primarily represented a change in the timing of anticipated realization of the tax benefits of domestic net operating loss carryforwards. These benefits, which are expected to be realized within the next few years, have been reclassified from current assets to long-term net liabilities on the consolidated balance sheet. There was no change in management's expectation that these deferred tax assets will be fully realized.

16.  Supplemental Guarantor Information

ARCO Chemical Technology Inc. ("ACTI"), ARCO Chemical Technology L.P. ("ACTLP") and Lyondell Chemical Nederland, Ltd. ("LCNL") are guarantors, jointly and severally, (collectively "Guarantors") of the $393 million senior secured notes issued in December 2001 and the $500 million senior subordinated notes and $1.9 billion senior secured notes issued in May 1999. LCNL, a Delaware corporation, is a wholly owned subsidiary of Lyondell that owns a Dutch subsidiary that operates a chemical production facility near Rotterdam, The Netherlands. ACTI is a Delaware corporation, which holds the investment in ACTLP. ACTLP is a Delaware limited partnership, which holds and licenses technology to other Lyondell affiliates and to third parties. Separate financial statements of the Guarantors are not considered to be material to the holders of the senior subordinated notes and senior secured notes. The following condensed consolidating financial information present supplemental information for the Guarantors as of March 31, 2002 and December 31, 2001 and for the three-month periods ended March 31, 2002 and 2001.

            CONDENSED CONSOLIDATING FINANCIAL INFORMATION (UNAUDITED

                                  BALANCE SHEET
                              As of March 31, 2002


                                                                         Non-                        Consolidated
Millions of dollars                     Lyondell      Guarantors      Guarantors     Eliminations      Lyondell
-------------------                     --------      ----------      ----------     ------------    ------------
Total current assets                    $   595        $   136         $   226         $    --         $   957
Property, plant and equipment, net          910            505             850              --           2,265
Investments and
     long-term receivables                7,000            475           1,508          (7,383)          1,600
Goodwill, net                               453            386             261              --           1,100
Other assets                                361             86               4               2             453
                                        -------        -------         -------         -------         -------
Total assets                            $ 9,319        $ 1,588         $ 2,849         $(7,381)        $ 6,375
                                        =======        =======         =======         =======         =======

Current maturities of long-term debt    $     7        $    --         $    --         $    --         $     7
Other current liabilities                   401             68              88              --             557
Long-term debt                            3,831             --               2              --           3,833
Other liabilities                           518             55              16              --             589
Deferred income taxes                       399            130              51              --             580
Intercompany liabilities (assets)         3,509         (1,115)         (2,394)             --              --
Minority interest                            --             --             155              --             155
Stockholders' equity                        654          2,450           4,931          (7,381)            654
                                        -------        -------         -------         -------         -------
Total liabilities and
     stockholders' equity               $ 9,319        $ 1,588         $ 2,849         $(7,381)        $ 6,375
                                        =======        =======         =======         =======         =======



                                  BALANCE SHEET
                             As of December 31, 2001


                                                                         Non-                        Consolidated
Millions of dollars                     Lyondell      Guarantors      Guarantors     Eliminations      Lyondell
-------------------                     --------      ----------      ----------     ------------    ------------
Total current assets                     $   781       $   132         $   294         $    --         $ 1,207
Property, plant and equipment, net           915           516             862              --           2,293
Other investments and
     long-term receivables                 7,007           461           1,537          (7,386)          1,619
Goodwill, net                                453           389             260              --           1,102
Other assets                                 344            88              50              --             482
                                         -------       -------         -------         -------         -------
Total assets                             $ 9,500       $ 1,586         $ 3,003         $(7,386)        $ 6,703
                                         =======       =======         =======         =======         =======

Current maturities of long-term debt     $     7       $    --         $    --         $    --         $     7
Other current liabilities                    391            73              88              --             552
Long-term debt                             3,844            --               2              --           3,846
Other liabilities                            515            55              13              --             583
Deferred income taxes                        611           133              46              --             790
Intercompany liabilities (assets)          3,383        (1,101)         (2,282)             --              --
Minority interest                             --            --             176              --             176
Stockholders' equity                         749         2,426           4,960          (7,386)            749
                                         -------       -------         -------         -------         -------
Total liabilities and
     stockholders' equity                $ 9,500       $ 1,586         $ 3,003         $(7,386)        $ 6,703
                                         =======       =======         =======         =======         =======

                               STATEMENT OF INCOME
                    For the Three Months Ended March 31, 2002



                                                                         Non-                         Consolidated
Millions of dollars                    Lyondell       Guarantors      Guarantors      Eliminations      Lyondell
-------------------                    --------       -----------     ----------      ------------    -------------
Sales and other operating revenues      $ 469           $ 165          $ 351           $(311)          $ 674
Cost of sales                             460             148            292            (311)            589
Selling, general and
     administrative expenses               26               3             11              --              40
Research and development expense            7              --             --              --               7
                                        -----           -----          -----           -----           -----
Operating income (loss)                   (24)             14             48              --              38
Interest income (expense), net            (95)              2              2              --             (91)
Other income (expense), net               (10)              4              7              --               1
Income (loss) from equity                  65              --            (21)            (65)            (21)
     investments
Intercompany income                         8              12             18             (38)             --
(Benefit from) provision for
     income taxes                         (14)              8             13             (25)            (18)
                                        -----           -----          -----           -----           -----
Net income (loss)                       $ (42)          $  24          $  41           $ (78)          $ (55)
                                        =====           =====          =====           =====           =====


                               STATEMENT OF INCOME
                    For the Three Months Ended March 31, 2001



                                                                         Non-                        Consolidated
Millions of dollars                    Lyondell       Guarantors      Guarantors     Eliminations      Lyondell
-------------------                    --------       ----------      ----------     ------------    ------------
Sales and other operating revenues      $ 594           $ 237          $ 406           $(388)          $ 849
Cost of sales                             569             149            431            (388)            761
Selling, general and
     administrative expenses               25               2             14              --              41
Research and development expense            8              --             --              --               8
Amortization of goodwill                    4               2              2              --               8
                                        -----           -----          -----           -----           -----
Operating income (loss)                   (12)             84            (41)             --              31
Interest income (expense), net            (97)              1              4              --             (92)
Other income (expense), net               (17)            (61)            81              --               3
Income from equity investments             82              --              2             (82)              2
Intercompany income (expense)             (30)             28             37             (35)             --
(Benefit from) provision for
     income taxes                         (29)             20             33             (46)            (22)
                                        -----           -----          -----           -----           -----
Net income (loss)                       $ (45)          $  32          $  50           $ (71)          $ (34)
                                        =====           =====          =====           =====           =====

                             STATEMENT OF CASH FLOWS
                    For the Three Months Ended March 31, 2002


                                                                         Non-                         Consolidated
Millions of dollars                    Lyondell        Guarantors     Guarantors      Eliminations      Lyondell
-------------------                    --------        ----------     ----------      ------------    ------------
Net income (loss)                       $ (42)           $  24          $  41            $ (78)         $ (55)
Adjustments to reconcile net income
  (loss) to net cash provided
  by (used in) operating activities:
     Depreciation and amortization         29                9             22               --             60
     Deferred income taxes                  4               (2)             5               --              7
     Net changes in working
          capital and other               147              (27)            (2)              40            158
                                        -----            -----          -----            -----          -----
     Net cash provided by
          operating activities            138                4             66              (38)           170
                                        -----            -----          -----            -----          -----
Expenditures for property,
     plant and equipment                   (8)              (1)            (2)              --            (11)
Contributions and advances
     to affiliates                         --               --            (38)              --            (38)
Distributions from affiliates
     in excess of earnings                 --               --             --               --             --
                                        -----            -----          -----            -----          -----
     Net cash used in
          investing activities             (8)              (1)           (40)              --            (49)
                                        -----            -----          -----            -----          -----
Dividends paid                            (26)              --            (38)              38            (26)
Repayments of long-term debt              (13)              --             --               --            (13)
                                        -----            -----          -----            -----          -----
     Net cash used in
          financing activities            (39)              --            (38)              38            (39)
                                        -----            -----          -----            -----          -----
Effect of exchange rate
     changes on cash                       --                1             (1)              --             --
                                        -----            -----          -----            -----          -----
Increase (decrease) in cash
     and cash equivalents               $  91            $   4          $ (13)           $  --          $  82
                                        =====            =====          =====            =====          =====

                    For the Three Months Ended March 31, 2001



                                                                         Non-                         Consolidated
Millions of dollars                    Lyondell        Guarantors     Guarantors      Eliminations      Lyondell
-------------------                    --------        ----------     ----------      ------------    ------------
Net income (loss)                       $ (45)           $  32          $  50            $ (71)          $ (34)
Adjustments to reconcile net
  income (loss) to net cash provided
  by (used in) operating activities:
     Depreciation and amortization         33                9             23               --              65
     Deferred income taxes                (27)               1             (3)              --             (29)
     Net changes in working
          capital and other                86              (40)          (160)              71             (43)
                                        -----            -----          -----            -----           -----
     Net cash provided by
          (used in) operating
           activities                      47                2            (90)              --             (41)
                                        -----            -----          -----            -----           -----
Expenditures for property,
     Plant and equipment                   (8)              (2)            (1)              --             (11)
Contributions and advances
     to affiliates                        (12)             (15)             7               --             (20)
Distributions from affiliates
     in excess of earnings                  3               --              4               --               7
                                        -----            -----          -----            -----           -----
     Net cash provided by (used in)
          investing activities            (17)             (17)            10               --             (24)
                                        -----            -----          -----            -----           -----
Dividends paid                            (27)              --             --               --             (27)
Repayments of long-term debt               (2)              --             --               --              (2)
Other                                      (3)              --             --               --              (3)
                                        -----            -----          -----            -----           -----
     Net cash used in
          financing activities            (32)              --             --               --             (32)
                                        -----            -----          -----            -----           -----
Effect of exchange rate
     changes on cash                       --               (2)             1               --              (1)
                                        -----            -----          -----            -----           -----
Decrease in cash
     and cash equivalents               $  (2)           $ (17)         $ (79)           $  --           $ (98)
                                        =====            =====          =====            =====           =====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

General--Industrial production in the U.S. grew at an estimated 1.8% annual rate during the first quarter 2002 compared to a 6% contraction in the first quarter 2001. This was reflected in increased demand for some products at Lyondell, Equistar and LCR during the first quarter 2002, leading to higher sales volumes. Nonetheless, the first quarter 2002 demand growth failed to absorb the effects of industry capacity additions during calendar year 2001 or offset the effects of a 3.7% contraction of U.S. industrial production during 2001.

Raw material costs in the first quarter 2002 were significantly lower than in the first quarter 2001. The benchmark price of crude oil averaged 24% lower in the first quarter 2002 than in the first quarter 2001. Natural gas prices, which spiked to historically high levels in the first quarter 2001, averaged 67% lower in the first quarter 2002 than in the first quarter 2001, resulting in lower energy costs.

Despite increased demand in the first quarter 2002, the ongoing industry overcapacity and the decreases in raw material costs during 2001 and most of the first quarter 2002 put downward pressure on product sales prices. This resulted in sales prices decreasing more than the costs of raw materials. These factors combined to reduce product margins in the first quarter 2002 compared to the first quarter 2001.

In addition, in response to political uncertainties in the Middle East and Venezuela, raw material costs rose rapidly toward the end of the first quarter 2002. March 2002 crude oil prices averaged 18% higher than in February 2002, while March 2002 natural gas prices averaged 20% higher than in February 2002. This also had a negative effect on first quarter 2002 margins due to lags in implementing sales price increases in response to cost increases.

Net Loss--The first quarter 2002 net loss of $55 million increased from a net loss of $34 million in the first quarter 2001, which included goodwill amortization of $5 million after tax. Excluding the goodwill amortization, the $26 million increase in the first quarter 2002 net loss was primarily attributable to Lyondell's equity investment in Equistar and a lower tax benefit. Equistar experienced a higher net loss in the first quarter 2002 due to lower prices, margins and volumes in its petrochemicals segment compared to the first quarter 2001. The higher petrochemicals segment losses in the first quarter 2002 were only partly offset by improved operating results in Equistar's polymers segment. Lyondell's operating results and its income from its equity investment in LCR in the first quarter 2002 were comparable to the first quarter 2001. The lower tax benefit was due to a lower estimated tax benefit rate for 2002.

RESULTS OF OPERATIONS

                            Lyondell Chemical Company

Revenues, Operating Costs and Expenses--Lyondell's operating results are reviewed below in the discussion of the intermediate chemicals and derivatives segment.

Loss from Equity Investment in Equistar--Lyondell's equity investment in Equistar resulted in a loss of $45 million in the first quarter 2002 compared to a loss of $22 million in the first quarter 2001. The $23 million increase in the loss was due to lower prices, margins and sales volumes in Equistar's petrochemicals segment in the first quarter 2002 compared to the first quarter 2001, which was attributable to ongoing industry overcapacity, as well as the negative effects of certain above-market fixed price contracts. The increased petrochemicals segment loss was only partly offset by improved operating results in Equistar's polymers segment, primarily reflecting higher polymers margins in the first quarter 2002 compared to the first quarter 2001. In addition, the first quarter 2001 included Lyondell's $9 million share of shutdown costs for Equistar's Port Arthur polymer facility, which was permanently closed in February 2001.

Income from Equity Investment in LCR--Lyondell's income from its equity investment in LCR was $27 million in both the first quarter 2002 and the first quarter 2001. Compared to the first quarter 2001, the benefits of lower natural gas costs and lower interest expense in the first quarter 2002 were offset by the negative effects of rapidly rising crude oil costs late in the first quarter 2002.

Income Tax--The effective tax rate for 2002 is estimated to be a benefit of 25% compared to a benefit of 39% used in the first quarter 2001. Both rates reflected a tax benefit from domestic operating losses expected for the year. The lower 2002 rate reflects the effect of taxes on foreign income.

First Quarter 2002 versus Fourth Quarter 2001

For the first quarter 2002, Lyondell reported a net loss of $55 million, which was comparable to a fourth quarter 2001 net loss of $53 million. Lyondell's after-tax loss from its equity investment in Equistar increased $12 million in the first quarter 2002 and was substantially offset by increased after-tax income of $11 million from its equity investment in LCR. In addition, as a result of a 25% estimated tax benefit rate in the first quarter 2002 compared to a 35% rate in the fourth quarter 2001, Lyondell had an $8 million lower tax benefit from its first quarter 2002 pretax loss. The effect of the lower tax benefit was substantially offset by an increase in Lyondell's operating income. The increased loss at Equistar reflected higher first quarter 2002 losses in the petrochemicals segment, partly offset by improved polymers segment results. The increased earnings at LCR reflected improvement in the first quarter 2002 compared to the fourth quarter 2001, which included a major planned maintenance turnaround. The fourth quarter 2001 net loss also included an extraordinary charge of $5 million after tax due to early debt retirement and a goodwill amortization charge of $5 million after tax. These were offset by a $10 million after-tax benefit resulting from a reduction of the third quarter 2001 provision of $51 million after tax for estimated costs of exiting the ADI business.

Intermediate Chemicals and Derivatives Segment

Overview--The intermediate chemicals and derivatives ("IC&D") segment benefited from stronger domestic demand during the first quarter 2002, including increased demand in urethanes end-use markets such as automotive, housing, and home furnishings. This resulted in generally higher sales volumes in the first quarter 2002 compared to the first quarter 2001. In the U.S., the benchmark cost of propylene, a key raw material, averaged 12% lower in the first quarter 2002 than in the fourth quarter 2001 and 29% lower than in the first quarter 2001. Lyondell also benefited from lower energy costs due to the significant decrease in natural gas costs in the U.S., compared to the first quarter 2001 when these natural gas costs spiked to historically high levels.

Despite increased demand in the first quarter 2002, some industry overcapacity and the decreases in raw material costs combined to put downward pressure on product sales prices. Sales prices decreased more than the costs of raw materials, reducing product margins in the first quarter 2002 compared to the first quarter 2001. In addition, in response to rapidly rising crude oil costs in the latter part of the quarter, propylene costs increased by 7% in March 2002 compared to February 2002, putting further downward pressure on first quarter 2002 margins.

The following table sets forth volumes, including processing volumes, included in sales and other operating revenues for this segment. Co-product tertiary butyl alcohol ("TBA") is principally used to produce the derivative MTBE. Bayer's ownership interest in the U.S. PO manufacturing joint venture ("PO Joint Venture") entered into by Lyondell and Bayer as part of a March 31, 2000 asset sale transaction, represents ownership of an in kind portion of the PO production of the PO Joint Venture. Bayer's share of the PO production from the PO Joint Venture will increase from approximately 1.53 billion pounds annually in 2002 to approximately 1.6 billion pounds annually in 2004 and thereafter. Lyondell takes in kind the remaining PO production and all styrene monomer ("SM") and TBA co-product production from the PO Joint Venture. Bayer's PO volumes are not included in sales and are excluded from the table.

                                                                             For the three months ended
                                                                                     March 31,
                                                                             --------------------------
In millions                                                                    2002             2001
-----------                                                                  --------         ---------
PO, PO derivatives, TDI (pounds)                                                785             722
Co-products:
   SM (pounds)                                                                  786             789
   MTBE and other TBA derivatives (gallons)                                     267             245


Revenues--Revenues of $674 million in the first quarter 2002 decreased from $849 in the first quarter 2001, or nearly 21%, due to lower sales prices, partly offset by higher sales volumes. The lower sales prices in the first quarter 2002, to a large extent, reflected significantly lower raw material costs compared to the first quarter 2001. Sales volumes for PO and derivatives, which includes TDI, increased 9% primarily due to higher demand for PO and TDI in urethanes end-use markets and higher BDO volumes as new contracts were initiated in support of BDO 2, the new BDO facility scheduled for completion in mid-2002. These higher volumes were partly offset by lower deicer sales volumes due to the relatively mild 2001/2002 winter. Sales volumes also increased 9% for TBA and derivatives, primarily MTBE. Sales of MTBE in the spot market increased due to industry outages during the first quarter 2002. First quarter 2002 SM volumes were comparable to the first quarter 2001.

Operating Income--Operating income was $38 million in the first quarter 2002 compared to $31 million in the first quarter 2001. The increase was primarily due to the elimination of goodwill amortization. Higher margins for MTBE were offset by lower margins for PO and derivatives and SM. MTBE margins increased in the first quarter 2002 as the costs of butane and methanol, key raw materials, decreased more than the price of MTBE. PO and derivatives product margins decreased as average product prices decreased faster than decreases in raw material costs, primarily propylene, reflecting some overcapacity in PO and PO derivatives supply. The lower SM margins were due to regional differences in SM margins. SM sales volumes in lower margin regions of the world increased in proportion to total SM sales during the first quarter 2002, lowering the average SM margins.

First Quarter 2002 versus Fourth Quarter 2001

Operating income in the first quarter 2002 was $38 million compared to $41 million in the fourth quarter 2001. The fourth quarter 2001 included a $15 million pretax benefit resulting from a reduction of the third quarter 2001 provision of $78 million for estimated costs of exiting the ADI business, partly offset by goodwill amortization of $7 million. Excluding these items, fourth quarter 2001 operating income would have been $33 million. The improvement from the adjusted $33 million in the fourth quarter 2001 to $38 million in the first quarter 2002 was due to higher MTBE margins, partly offset by lower SM margins.

The higher MTBE margins were consistent with the seasonality of the business. Spot market U.S. Gulf Coast MTBE raw material margins increased from 23 cents per gallon in the fourth quarter 2001 to 38 cents per gallon in the first quarter 2002, partially due to unusually low butane prices early in the quarter and strengthening of MTBE prices later in the quarter. Sales volumes for MTBE decreased 6% in the first quarter 2002 compared to the fourth quarter 2001 due to a scheduled turnaround of the Channelview, Texas MTBE production unit and a build up of MTBE inventory in the first quarter 2002 in anticipation of the summer driving season.

SM volumes were essentially unchanged in the first quarter 2002 reflecting continued weak demand in the SM market. SM margins decreased in the first quarter 2002 compared to the fourth quarter 2001, due to regional differences in SM margins.

PO and derivatives volumes increased 6% as demand from the urethane end-use market increased. BDO volumes increased as new contracts were initiated in support of BDO 2, the new BDO facility, which is scheduled for completion in mid-year 2002. Margins in the PO and derivatives business were largely unchanged in the first quarter 2002 compared to the fourth quarter 2001.

                             Equistar Chemicals, LP

Overview

General--U.S. demand for ethylene in the first quarter 2002 grew an estimated 2% compared to the first quarter 2001 and 3% compared to the fourth quarter 2001. Nonetheless, the first quarter 2002 demand growth failed to absorb the effects of an estimated 7.6% increase in worldwide ethylene industry capacity during calendar 2001 or to offset the effects of a 10% contraction in U.S. ethylene demand in 2001.

Raw material costs in the first quarter 2002 were significantly lower than in the first quarter 2001. The benchmark price of crude oil averaged 24% lower in the first quarter 2002 than in the first quarter 2001. Natural gas prices, which spiked to historically high levels in the first quarter 2001, averaged 67% lower in the first quarter 2002, resulting in lower energy costs.

Despite increased demand in the first quarter 2002, the ongoing industry overcapacity and the decreases in raw material costs during 2001 and most of the first quarter 2002 put downward pressure on product sales prices. This resulted in sales prices decreasing more than the costs of raw materials. Average benchmark sales prices for ethylene were 41% lower in the first quarter 2002 compared to the first quarter 2001, while average benchmark prices for co-product propylene were 29% lower in the first quarter 2002 compared to the first quarter 2001. These factors combined to reduce Equistar's margins in the first quarter 2002 compared to the first quarter 2001.

In addition, in response to political uncertainties in the Middle East and Venezuela, raw material costs rose rapidly toward the end of the first quarter 2002. March 2002 crude oil prices averaged 18% higher than in February 2002, while March 2002 natural gas prices averaged 20% higher than in February 2002. This also had a negative effect on Equistar's first quarter 2002 margins due to lags in implementing sales price increases in response to cost increases.

Net Loss--Equistar had a loss before cumulative effect of accounting change of $126 million in the first quarter 2002 compared to a net loss of $77 million in the first quarter 2001. The first quarter 2001 included $22 million of shutdown costs for Equistar's Port Arthur facility and $8 million of goodwill amortization. Excluding the effect of the first quarter 2001 shutdown costs and the goodwill amortization, the net loss increased by $79 million, reflecting a significant decrease in petrochemicals segment operating results partly offset by improvement in polymers segment results. The decrease in petrochemicals segment profitability was due to lower prices and margins, lower sales volumes and the negative effects of certain above-market fixed price contracts. Polymers segment results, however, improved due to higher margins as raw materials costs decreased more than sales prices.

RESULTS OF OPERATIONS

First Quarter 2002 versus Fourth Quarter 2001

Equistar had a loss before cumulative effect of accounting change of $126 million in the first quarter 2002 compared to a loss of $94 million in the fourth quarter 2001, which included $8 million of goodwill amortization. Excluding the effect of the fourth quarter 2001 goodwill amortization, the $40 million increase in the net loss reflected a decrease in petrochemicals segment operating results partly offset by improvement in polymers segment operating results. The decrease in petrochemicals segment profitability was due to lower prices and margins. Polymers segment results improved on higher margins as raw materials costs decreased more than sales prices. Both petrochemicals and polymers segment sales volumes increased in the first quarter 2002 compared to the fourth quarter 2001.

The petrochemicals segment had an operating loss of $24 million in the first quarter 2002 compared to operating income of $50 million in the fourth quarter 2001. Margins in the first quarter 2002 decreased from the fourth quarter 2001 as ethylene prices declined in the first quarter 2002, while raw material and energy costs increased. First quarter 2002 average benchmark prices for ethylene were 19.3 cents per pound compared to 20.9 cents per pound in the fourth quarter 2001, an 8% decrease. Costs of raw materials increased due to rising ethane and naphtha prices during the first quarter 2002. Benchmark prices of co-product propylene decreased an estimated 2.0 cents per pound, or 12%, in the first quarter 2002, further contributing to lower margins. Equistar's costs were also higher due to certain fixed price natural gas and NGL supply contracts entered into in early 2001. In the first quarter 2002, Equistar's costs under these fixed-price contracts were approximately $33 million higher than market-based contracts would have been. These fixed-price contracts largely expired at the end of the first quarter 2002. Sales volumes for petrochemical products increased 6.5% in the first quarter 2002 compared to the fourth quarter 2001 as aggressive inventory reductions by customers in the fourth quarter 2001 ended and there were some indications of improved demand in the first quarter 2002.

The polymers segment operating loss of $21 million in the first quarter 2002 improved from an operating loss of $48 million in the fourth quarter 2001 due to improved margins and higher volumes. Margins in the polymers segment improved somewhat as decreasing prices for ethylene, a major raw material, more than offset lower sales prices. Estimated benchmark polymer sales prices fell approximately 0.5 cents per pound in the first quarter 2002 compared to the above-noted decrease of 1.6 cents per pound for ethylene over the same period. Polymer sales volume increases in the first quarter 2002 reflected the end of aggressive inventory reductions by customers in late December 2001 as well as some evidence of improved demand late in the first quarter 2002. Total Equistar polymer sales volumes increased approximately 3% versus the fourth quarter 2001.

Segment Data

The following tables reflect selected actual sales volume data, including intersegment sales volumes, and summarized financial information for Equistar's business segments.


                                                         For the three months ended
                                                                 March 31,
                                                        ----------------------------
In millions                                                 2002           2001
-----------                                             -------------  -------------
Selected petrochemicals products:
    Olefins (pounds)                                        4,137          4,241
    Aromatics (gallons)                                        86             90
Polymers products (pounds)                                  1,508          1,441

Millions of dollars
-------------------
Sales and other operating revenues:
Petrochemicals segment                                    $   993        $ 1,689
Polymers segment                                              410            542
Intersegment eliminations                                    (267)          (458)
                                                          -------        -------
     Total                                                $ 1,136        $ 1,773
                                                          =======        =======
Operating income (loss):
Petrochemicals segment                                    $   (24)       $   115
Polymers segment                                              (21)           (89)
Unallocated and unusual charges                               (30)           (62)
                                                          -------        -------
     Total                                                $   (75)       $   (36)
                                                          =======        =======


Petrochemicals Segment

Revenues--Revenues of $1.0 billion in the first quarter 2002 decreased 41% compared to revenues of $1.7 billion in the first quarter 2001 primarily due to lower sales prices and, to a lesser extent, lower sales volumes. Benchmark ethylene prices averaged 41% lower in the first quarter 2002 compared to the first quarter 2001. Sales volumes decreased 3% in the first quarter 2002 compared to the first quarter 2001.

Operating Income--The operating loss of $24 million in the first quarter 2002 compares to operating income of $115 million in the first quarter 2001. The $139 million decrease is primarily due to lower product margins as sales prices decreased much more than raw material costs. As noted above, raw material and energy costs actually rose rapidly in March 2002 after declining steadily since the first quarter 2001. This negatively affected first quarter 2002 margins, as sales prices could not be increased timely in response to the cost increases. Costs were also higher due to certain fixed price natural gas and NGL supply contracts entered into in early 2001. In the first quarter 2002, Equistar's costs under these fixed-price contracts were approximately $33 million higher than market-based contracts would have been. These fixed-price contracts largely expired by the end of the first quarter 2002.

Polymers Segment

Revenues--Revenues of $410 million in the first quarter 2002 decreased 24% compared to revenues of $542 million in the first quarter 2001. The decrease was due to lower sales prices partly offset by a 5% increase in sales volumes. First quarter 2002 average sales prices decreased in response to lower raw material costs, primarily ethylene and propylene. The higher sales volumes reflected improvement in demand.

Operating Income--For the first quarter 2002, the polymers segment had an operating loss of $21 million compared to an operating loss of $89 million in the first quarter 2001. The reduced operating loss was due to improvement in polymer margins and, to a lesser extent, higher sales volumes. Margins improved in the first quarter 2002 compared to the first quarter 2001 as sales prices decreased less than the decreases in polymer raw material costs, primarily ethylene and propylene. Benchmark ethylene and propylene costs were 41% and 29% lower, respectively, in the first quarter 2002 compared to the first quarter 2001.

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

Cumulative Effect of Accounting Change--Effective January 1, 2002, Equistar adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. Upon implementation of SFAS No. 142, Equistar reviewed goodwill for impairment and concluded that the entire balance of goodwill was impaired, resulting in a $1.1 billion charge that was reported as the cumulative effect of an accounting change as of January 1, 2002. See Note 2 of Notes to Consolidated Financial Statements. In addition, as a result of implementing SFAS No. 142, earnings in 2002 and subsequent years will be favorably affected by $33 million annually because of the elimination of goodwill and its related amortization.

                           LYONDELL-CITGO Refining LP

Refining Segment

Overview--In January 2002, PDVSA Petroleo, S.A. ("PDVSA Oil") declared itself in a force majeure situation and stated that crude oil deliveries could be reduced by up to 20.3% beginning March 1, 2002. Beginning March 2002, PDVSA Oil reduced deliveries of extra heavy Venezuelan crude oil to LCR under the Crude Supply Agreement based on the declared force majeure. See Note 10 of Notes to Consolidated Financial Statements. These shortfalls were largely offset by Crude Supply Agreement crude oil inventories that were accumulated during a major planned maintenance turnaround in the fourth quarter 2001 and processed in the first quarter 2002. However, LCR experienced a 10-day period of reduced operating rates in the first quarter 2001 due to an unplanned outage of one of its production units. As a result, processing of crude oil under the Crude Supply Agreement averaged 229,000 barrels per day in the first quarter 2002, only slightly lower than the 231,000 barrels per day processed in the first quarter 2001, when deliveries were at the contractual rate of 230,000 barrels per day.

LCR was also favorably affected in the first quarter 2002 by the significant decrease in natural gas costs, compared to the first quarter 2001 when natural gas costs spiked to historically high levels. Compared to the first quarter 2001, LCR's operating costs decreased approximately $11 million due to the lower natural gas costs. A weaker gasoline market during most of the first quarter 2002 reduced the margins that LCR realized on its spot purchases of crude oil, compared to the first quarter 2001 when the gasoline market and margins on spot purchases were relatively higher. In the first quarter 2002, LCR's margins were negatively affected by a rapid increase in crude oil prices in March 2002. However, this was partly offset by improvement in spot margins.

First Quarter 2002 versus First Quarter 2001

The following table sets forth, in thousands of barrels per day, sales volumes for LCR's refined products and processing rates for the periods indicated:


                                                             For the three months ended
                                                                      March 31,
                                                            ------------------------------
                                                                2002             2001
                                                            -------------    -------------
Refined products
    Gasoline                                                     105             106
    Diesel and heating oil                                        80              71
    Jet fuel                                                      22              20
    Aromatics                                                      8              10
    Other refined products                                       115             104
                                                                 ---             ---
        Total refined products volumes                           330             311
                                                                 ===             ===

Crude processing rates:
    Crude supply agreement--coked                                229             231
    Other heavy crude oil--coked                                   6              23
    Other crude oil                                               26               5
                                                                 ---             ---
        Total crude oil                                          261             259
                                                                 ===             ===



Revenues--Revenues for LCR, including intersegment sales, were $707 million in the first quarter 2002, a 22% decrease compared to first quarter 2001 revenues of $910 million. The decrease was primarily due to lower sales prices for refined products, partly offset by a 6% increase in sales volumes. The lower sales prices reflected generally lower gasoline and other fuels prices in the first quarter 2002 compared to the first quarter 2001. Total crude processing rates were comparable, averaging 261,000 barrels per day in the first quarter 2002 and 259,000 barrels per day in the first quarter 2001, but below the refinery's capacity of 268,000 barrels per day. Despite good operational reliability during the first quarter 2002, processing of spot volumes during the early part of the quarter was not profitable and LCR reduced the total crude processing rates in the quarter. In the first quarter 2001, processing rates were negatively affected by a 10-day period of reduced operating rates due to an unplanned outage of one of the production units. The volume of heavy crude oil coked decreased significantly in the first quarter 2002 compared to the first quarter 2001 due to the nonavailability of extra heavy crude oil on the spot market.

Interest Expense--LCR's interest expense was $8 million in the first quarter 2002 compared to $16 million in the first quarter 2001. Debt issuance cost amortization and interest rates were higher in the first quarter 2001 as a result of the refinancing of LCR's debt in May and September 2000. LCR's debt was refinanced again in July 2001 on a more favorable basis.

Net Income--LCR's net income was $41 million in the first quarter 2002 and was comparable to $42 million in the first quarter 2001. During the first quarter 2002, the favorable effects of lower energy costs as well as lower interest expense compared to the first quarter 2001 offset the negative effects of rapidly rising crude oil prices in March 2002.

First Quarter 2002 versus Fourth Quarter 2001

LCR's net income in the first quarter 2002 was $41 million compared to $17 million in the fourth quarter 2001, which included the effects of a major scheduled maintenance turnaround. Total crude processing rates during the first quarter 2002 were 261,000 barrels per day compared to 207,000 barrels per day in the fourth quarter 2001. Crude Supply Agreement processing volumes in the first quarter 2002 averaged 229,000 barrels per day, while spot processing volumes averaged 32,000 barrels per day. Although the force majeure declaration by PDVSA Oil impacted March 2002 deliveries, these reductions were largely offset by Crude Supply Agreement inventories carried into the first quarter 2002 as a result of the fourth quarter 2001 scheduled maintenance turnaround. Despite good operational reliability during the first quarter 2002, processing of spot volumes during the early part of the quarter was not profitable and LCR, therefore, reduced the total crude processing rates in the quarter.

FINANCIAL CONDITION

Operating Activities--Lyondell's operating activities provided cash of $170 million in the first quarter 2002 compared to the first quarter 2001 when operations used cash of $45 million. The significant improvement in the first quarter 2002 compared to the first quarter 2001 was due to $97 million of federal income tax refunds relating to 2001 income tax benefits that were received in the first quarter 2002, an increase in Lyondell's working capital during the first quarter 2001 and lower payments of interest and compensation-related liabilities during the first quarter 2002. The income tax benefit was reflected in prepaid expenses and other current assets at December 31, 2001. The net effect of changes in the major components of working capital - receivables, inventory and payables - was negligible in the first quarter 2002, as decreases in receivables and inventory were offset by a decrease in payables. By contrast, in the first quarter 2001, inventory increased $92 million due to a planned build up of MTBE inventory in anticipation of the summer driving season. A similar build up did not occur in the first quarter 2002 due to a scheduled maintenance turnaround at the Channelview, Texas MTBE facility. Other assets and liabilities provided cash of $40 million in the first quarter 2002 whereas they used $21 million of cash in the first quarter 2001. The favorable cash effect in the first quarter 2002 is primarily due to lower cash payments for interest and annual compensation-related expenses. Annual compensation-related payments decreased due to lower 2001 operating results.

Investing Activities--The following table summarizes the capital expenditures of Lyondell and its affiliates as well as their 2002 budgeted capital spending.



                                                     For the three months           Capital Budget
                                                     ended March 31, 2002                2002
                                                   -------------------------   -------------------------
                                                      100%         Lyondell        100%        Lyondell
Millions of dollars                                  Basis          Share         Basis         Share
-------------------                                ---------     -----------   -----------   -----------
Capital expenditures by:
Lyondell                                             $ 11            $ 11         $ 55          $ 55
Equistar                                               15               6           94            39
LCR                                                    22              13          104            61
                                                                     ----                       ----
    Total capital expenditures                                       $ 30                       $155
                                                                     ====
    Contributions to PO-11 Joint Venture                                                          75
                                                                                                ----
    Total 2002 capital budget                                                                   $230
                                                                                                ====

The 2002 capital budgets of Lyondell and its affiliates include spending for regulatory compliance, maintenance and cost reduction projects.

The following table summarizes Lyondell's distributions from and contributions to its affiliates for the three months ended March 31, 2002.


                                        Affiliate                 Contributions
Millions of  dollars                  Distributions               to Affiliates
--------------------                ----------------             ----------------
Affiliate:
 Equistar                                  $--                         $--
 LCR                                        24                          22
 PO-11 Joint Venture                        --                          12
 PO Joint Venture                           --                           1
 LMC                                        --                           3
                                           ---                         ---
     Total                                 $24                         $38
                                           ===                         ===

In the first quarter 2002, there were no distributions from affiliates in excess of earnings. LCR made cash distributions of $24 million, which were less than Lyondell's $27 million share of LCR's net income for the first quarter 2002.

Financing Activities--Lyondell paid a regular quarterly dividend of $.225 per share of common stock, or $26 million, in the first quarter 2002. On May 2, 2002, the board of directors of Lyondell declared a regular quarterly dividend of $.225 per share of common stock, payable June 17, 2002.

Lyondell also made debt payments of $13 million during the first quarter 2002 primarily using proceeds of certain asset sales as required by the terms of the credit facility.

Deferred Tax Assets--The deferred tax assets classified as current assets decreased by $216 million during the first quarter of 2002. The reduction primarily represents a change in the timing of anticipated realization of the tax benefits of domestic net operating loss ("NOL") carryforwards. These benefits, which are expected to be realized within the next few years, have been reclassified from current assets to long-term net liabilities on the consolidated balance sheet. Entering 2002, based on preliminary evidence of increasing demand, management believed that 2002 operating results sufficient to permit utilization of these NOLs were achievable. However, the rapid escalation of raw material costs late in the first quarter 2002 had a significant negative effect on Lyondell's first quarter 2002 operating results, particularly on the earnings from its equity investment in Equistar. The uncertainties created by the escalation of raw material costs and the political unrest in the Middle East, as well as Venezuela, have compounded the uncertainty as to the timing and extent of the anticipated upturn in world economic activity. Accordingly, the increased demand could be short lived and not representative of a robust improvement in the economy. Based on the above factors, management concluded that it was appropriate to classify the deferred tax assets related to the NOL carryforwards as long term. There was no change in management's expectation that these deferred tax assets will be fully realized.

Liquidity and Capital Resources--At March 31, 2002, Lyondell had cash on hand of $228 million. The $500 million revolving credit facility, which matures in July 2003, was reduced to the extent of certain outstanding letters of credit, which totaled $33 million as of March 31, 2002.

Lyondell believes that conditions will be such that cash balances, cash generated from operating activities, and funds from lines of credit will be adequate to meet anticipated future cash requirements, including scheduled debt repayments, necessary capital expenditures, ongoing operations and dividends.

Long-Term Debt--The credit facility and the indentures under which Lyondell's senior secured notes and senior subordinated notes were issued contain covenants that, subject to exceptions, restrict sale and leaseback transactions, lien incurrence, debt incurrence, dividends, investments, certain payments, sales of assets and mergers and consolidations. In addition, the credit facility requires Lyondell to maintain specified financial ratios and consolidated net worth, in all cases as provided in the credit facility. The breach of these covenants could permit the lenders to declare the loans immediately payable and could permit the lenders under Lyondell's credit facility to terminate future lending commitments. Lyondell was in compliance with all such covenants as of March 31, 2002.

Guarantees of Equistar Debt--Lyondell is guarantor of $300 million of Equistar debt and a co-obligor with Equistar for $31 million of debt.

Joint Venture Debt--At March 31, 2002, the outstanding debt of Lyondell's joint ventures to parties other than Lyondell was $2.3 billion for Equistar and $501 million for LCR. This debt is not carried on Lyondell's balance sheet because, except for the amounts described in the preceding section, Lyondell has no obligation with respect to that debt. The ability of the joint ventures to distribute cash to Lyondell is reduced by current weak business conditions and their respective debt service obligations.

Equistar Liquidity and Capital Resources--Equistar's amended credit facility and the indenture governing Equistar's senior unsecured notes contain covenants that, subject to exceptions, restrict sale and leaseback transactions, investments, certain payments, lien incurrence, debt incurrence, sales of assets and mergers and consolidations. In addition, the credit facility requires Equistar to maintain certain specified financial ratios. The breach of these covenants could permit the lenders to declare the loans immediately payable and could permit the lenders under Equistar's credit facility to terminate future lending commitments. Furthermore, a default under Equistar's debt instruments which results in, or permits, the acceleration of more than $50 million of indebtedness would constitute a cross-default under Lyondell's credit facility.

As a result of the poor current business environment, Equistar amended its $800 million credit facility in late March 2002, making certain financial ratio requirements less restrictive. As a result of the amendment, the interest rate on the credit facility was increased by 0.5% per annum. If certain financial ratios are met, the interest rate will only increase by 0.25% per annum. Equistar was in compliance with all covenants under its debt instruments as of March 31, 2002.

Railcar Leases--Equistar leases railcars, under operating leases, from unaffiliated entities established for the purpose of serving as lessors with respect to these leases. The leases include options for Equistar to purchase the railcars covered by the leases during a lease term. If Equistar does not exercise a purchase option, the affected railcars will be sold upon termination of the lease. In the event the sales proceeds are less than the lessor's unrecovered investment, Equistar will pay the difference to the lessor, but no more than the guaranteed residual value. The total guaranteed residual value under these leases was approximately $208 million at March 31, 2002. One of the railcar leases with a guaranteed residual value of $35 million terminates in December 2002. Equistar has not decided whether to exercise the purchase option under this lease, but does not currently anticipate payment of a material amount under the residual value guarantee provisions.

Early in 2002, Equistar's credit rating was lowered by two major rating agencies. The credit rating downgrade permitted the early termination of one of Equistar's railcar leases by the lessor, which could have accelerated the payment of $126 million of minimum lease payments. Equistar renegotiated the lease during the first quarter 2002, resulting in a payment of additional fees and a prepayment of basic rent of $17 million, which reduced the guaranteed residual value to $87 million and will be fully offset by a corresponding reduction in future cash lease payments.

Certain of Equistar's railcar operating leases contain financial and other covenants that are substantially the same as those contained in the $800 million credit facility. A breach of these covenants could permit the early termination of these railcar leases by the lessors. Under one of the leases, the covenants were automatically updated with the March 2002 amendment to the credit facility.


Equistar also amended the covenants under the remaining railcar lease to incorporate the March 2002 amendment to the $800 million credit facility. The amendment, which was completed in the second quarter 2002, required the payment of additional fees and a payment of $16 million, which reduced the guaranteed residual value to $70 million. The $16 million payment will be partially offset by a corresponding reduction in future lease payments. In addition, the lessor has the option to terminate the lease under certain circumstances by December 31, 2002.

LCR Liquidity and Capital Resources--In July 2001, LCR obtained new credit facilities, consisting of a $450 million term loan and a $70 million revolving credit facility, both of which mature in January 2003. As a result, the $450 million term loan was classified as current at March 31, 2002.

RECENT DEVELOPMENTS

Early in 2002, Lyondell and Occidental agreed in principle to Lyondell's acquisition of Occidental's 29.5% interest in Equistar and to Occidental's acquisition of an equity interest in Lyondell. Upon consummation of these transactions, Occidental would receive the following from Lyondell:

..    30 to 34 million shares of newly issued Lyondell Series B Common Stock, with the final number to be determined at closing of this transaction. These shares would have the same rights as Lyondell's regular common stock with the exception of the dividend. The Series B Common Stock would pay a dividend at the same rate as the regular common stock but, at Lyondell's option, the dividend may be paid in additional shares of Series B Common Stock or in cash. These new Series B shares also would include provisions for conversion to regular common stock three years after issuance or earlier in certain circumstances;

..    five-year warrants to acquire five million shares of Lyondell regular common stock at $25 per share, subject to adjustment upon the occurrence of certain events; and

..    a contingent payment equivalent in value to 7.38% of Equistar's cash distributions for 2002 and 2003, up to a total of $35 million, payable in cash, Series B Common Stock or regular common stock, as determined by Lyondell.

On April 19, 2002, the formal right of first offer process began in connection with certain of the transactions. Under this process, Millennium, the third partner in Equistar, has 45 days to decide whether to participate on a pro rata basis in the acquisition of Occidental's Equistar interest. At the end of the process, Occidental, Lyondell and, if it elects to participate, Millennium are expected to sign definitive documentation. Lyondell's board of directors approved the transactions on May 2, 2002. Closing of the transactions is subject to certain conditions, including approval by Lyondell's shareholders. Lyondell anticipates that these transactions will close during the third quarter of 2002. However, there can be no assurance that the proposed transactions will be completed.

CURRENT BUSINESS OUTLOOK

Lyondell anticipates modest demand improvement in the second quarter 2002 for many of its IC&D products, as well as improvement in MTBE margins consistent with the historical seasonality of that business. In the Equistar businesses, Lyondell expects modestly improved demand coupled with the expiration of many of its fixed price natural gas and NGL contracts to result in improved results in the second quarter 2002. Such improvement could be offset by any significant increases in raw material costs. According to the January 2002 declaration of force majeure from PDVSA Oil, crude deliveries to LCR under the Crude Supply Agreement may be reduced up to 20.3% from the contract levels of 230,000 barrels per day. Lyondell expects the second quarter 2002 to reflect the full impact of the curtailed deliveries under the Crude Supply Agreement. Lyondell currently expects second quarter 2002 deliveries under the Crude Supply Agreement to average 190,000 barrels per day, while the processing of crude oil purchased in the spot market should average 72,000 barrels per day.

RECENT ACCOUNTING STANDARDS

Effective January 1, 2002, Lyondell implemented SFAS No. 141, Business Combinations, SFAS No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. See Note 2 of Notes to Consolidated Financial.

Item 3.  Disclosure of Market and Regulatory Risk.

Lyondell's exposure to market and regulatory risks is described in Item 7a of its Annual Report on Form 10-K for the year ended December 31, 2001. Lyondell's exposure to market and regulatory risks has not changed materially in the quarter ended March 31, 2002, except as noted below.

Certain federal and state governmental initiatives in the U.S. have sought either to rescind the oxygenate requirement for reformulated gasoline or to restrict or ban the use of MTBE. On April 25, 2002, the U.S. Senate passed its version of an omnibus energy bill, which, among other things, would ban the use of MTBE as a fuel oxygenate. The Senate bill is not law and needs to be reconciled with the U.S. House of Representatives' omnibus energy bill, which was passed in July 2001. Lyondell's MTBE sales represented approximately 35% of its total 2001 revenues. Lyondell does not expect these initiatives to have a significant impact on MTBE margins and volumes in 2002. Should it become necessary to reduce MTBE production, Lyondell would need to make capital expenditures to convert its MTBE plants to production of alternate gasoline blending components. The profit margins on such alternate gasoline blending components could differ from those historically realized on MTBE.

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

All forward-looking statements in this Form 10-Q are qualified in their entirety by the cautionary statements contained in this section and in Lyondell's Annual Report on Form 10-K for the year ended December 31, 2001.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         There have been no material developments with respect to Lyondell's legal proceedings previously reported in the Annual Report on Form 10-K for the year ended December 31, 2001, except as described below.

         On April 30, 2002, Lyondell and Bayer AG settled the claims of Bayer AG in relation to its March 2000 purchase of Lyondell's polyols business. Lyondell had received notice of these claims in June 2001, which alleged various breaches of representations and warranties related to the condition of the business and assets and which sought damages in excess of $100 million. The settlement included new or amended commercial agreements between the parties, generally relating to the existing PO partnership. As a whole, the new or amended agreements provide new business opportunities and value for both parties over the next five to ten years. Concurrent with the settlement, Lyondell made a $5 million indemnification payment to Bayer. The settlement had no effect on Lyondell's financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

         Lyondell held its annual meeting of stockholders on May 2, 2002. The stockholders elected all of Lyondell's eight nominees for director, ratified the appointment of PricewaterhouseCoopers LLP as Lyondell's independent auditors for 2002 and approved the Amended and Restated Lyondell Chemical Company 1999 Long-Term Incentive Plan. The votes were as follows:


         1.       Election of Directors:

                  Nominee                          For             Withheld
                  -------                          ---             --------
                  Carol A. Anderson                97,781,552      3,117,649
                  William T. Butler                97,967,227      2,931,974
                  Travis Engen                     97,976,945      2,922,256
                  Stephen F. Hinchliffe, Jr.       97,764,799      3,134,402
                  David J. Lesar                   97,777,309      3,121,892
                  Dudley C. Mecum II               97,951,590      2,947,611
                  Dan F. Smith                     97,975,685      2,923,516
                  William R. Spivey                97,775,780      3,123,421

        2.        Appointment of PricewaterhouseCoopers LLP:

                  For:                      97,038,255
                  Against:                   3,790,221
                  Abstain:                      70,724
                  Broker Non-Votes:                  0

        3.        Approval of the Amended and Restated 1999 Long-Term Incentive
                  Plan:

                  For:                      89,028,126
                  Against:                  11,707,816
                  Abstain:                     163,257
                  Broker Non-Votes:                  0

Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits

         4.7(a) Amendment No. 1 dated as of March 26, 2002 to the Amended and Restated Credit Agreement dated as of August 24, 2001 among Equistar Chemicals, LP, the lenders from time to time party thereto and Citicorp USA, Inc. and Credit Suisse First Boston, as co-syndication agents; Bank of America, N.A., as servicing agent and as administrative agent and The Chase Manhattan Bank, as collateral agent and as administrative agent

         10.11 Amended and Restated Elective Deferral Plan for Non-Employee Directors

         10.16    Amended and Restated 1999 Long-Term Incentive Plan

         10.30(a) First Amendment to the Amended and Restated Limited
                  Partnership Agreement of PO JV, LP


         (b)      Reports on Form 8-K

                  The following Current Report on Form 8-K was filed during the quarter ended March 31, 2002 and through the date hereof:

                       Date of Report        Item No.     Financial Statements
                       --------------        --------     --------------------
                      January 11, 2002          5                 No

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Lyondell Chemical Company

Dated:  May 13, 2002                           /s/ CHARLES L. HALL
                                     -----------------------------------------
                                                 Charles L. Hall
                                                  Vice President
                                                  and Controller
                                               (Duly Authorized and
                                          Principal Accounting Officer)