Form 10-Q
period 2002-06-30
LYONDELL CHEMICAL CO
filed 2002-08-13
CIK 842635

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No __

               Number of shares of Common Stock, $1.00 par value,
                   outstanding as of July 1, 2002: 125,844,920

                          PART I. FINANCIAL INFORMATION

                            LYONDELL CHEMICAL COMPANY

              ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                        CONSOLIDATED STATEMENTS OF INCOME


                                                    For the three months   For the six months
                                                        ended June 30,       ended June 30,
                                                    --------------------   ------------------
 Millions of dollars, except per share data           2002       2001       2002       2001
 ------------------------------------------          ------     ------     ------     ------
Sales and other operating revenues                  $   843    $   893    $ 1,517    $ 1,742

Operating costs and expenses:
     Cost of sales                                      724        770      1,313      1,531
     Selling, general and administrative expenses        46         42         86         83
     Research and development expense                     8          8         15         16
     Amortization of goodwill                            --          7         --         15
                                                    -------    -------    -------    -------
                                                        778        827      1,414      1,645
                                                    -------    -------    -------    -------
     Operating income                                    65         66        103         97

Interest expense                                        (94)       (98)      (187)      (197)
Interest income                                           3          4          5         11
Other income (expense), net                              (4)        (1)        (3)         2
                                                    -------    -------    -------    -------
     Loss before equity investments
          and income taxes                              (30)       (29)       (82)       (87)
                                                    -------    -------    -------    -------
Income (loss) from equity investments:
     Equistar Chemicals, LP                              (5)        (2)       (50)       (24)
     LYONDELL-CITGO Refining LP                          39         41         66         68
     Other                                               (2)         3         (5)        --
                                                    -------    -------    -------    -------
                                                         32         42         11         44
                                                    -------    -------    -------    -------
     Income (loss) before income taxes                    2         13        (71)       (43)

Provision for (benefit from) income taxes                --          9        (18)       (13)
                                                    -------    -------    -------    -------
Net income (loss)                                   $     2    $     4    $   (53)   $   (30)
                                                    =======    =======    =======    =======
Basic and diluted earnings (loss) per share         $   .02    $   .04    $  (.45)   $  (.25)
                                                    =======    =======    =======    =======


                 See Notes to Consolidated Financial Statements.

                            LYONDELL CHEMICAL COMPANY

                           CONSOLIDATED BALANCE SHEETS


                                                                                June 30,   December 31,
Millions of dollars, except par value data                                        2002        2001
------------------------------------------                                      --------   ------------
ASSETS
Current assets:
     Cash and cash equivalents                                                    $   215    $   146
     Accounts receivable, net                                                         360        352
     Inventories                                                                      312        316
     Prepaid expenses and other current assets                                         57        116
     Deferred tax assets                                                               23        277
                                                                                  -------    -------
          Total current assets                                                        967      1,207
                                                                                  -------    -------
Property, plant and equipment, net                                                  2,382      2,293
Investments and long-term receivables:
     Investment in PO joint ventures                                                  740        717
     Investment in Equistar Chemicals, LP                                             472        522
     Receivable from LYONDELL-CITGO Refining LP                                       229        229
     Investment in LYONDELL-CITGO Refining LP                                          71         29
     Other investments and long-term receivables                                       88        122
Goodwill, net                                                                       1,120      1,102
Other assets, net                                                                     437        482
                                                                                  -------    -------
Total assets                                                                      $ 6,506    $ 6,703
                                                                                  =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                             $   341    $   319
     Current maturities of long-term debt                                               6          7
     Other accrued liabilities                                                        232        233
                                                                                  -------    -------
          Total current liabilities                                                   579        559
                                                                                  -------    -------
Long-term debt                                                                      3,831      3,846
Other liabilities                                                                     589        583
Deferred income taxes                                                                 578        790
Commitments and contingencies
Minority interest                                                                     158        176
Stockholders' equity:
     Common stock, $1.00 par value, 250,000,000 shares
       authorized, 120,250,000 shares issued                                          120        120
     Additional paid-in capital                                                       854        854
     Retained earnings                                                                141        247
     Accumulated other comprehensive loss                                            (269)      (397)
     Treasury stock, at cost, 2,685,080 and 2,687,080 shares, respectively            (75)       (75)
                                                                                  -------    -------
          Total stockholders' equity                                                  771        749
                                                                                  -------    -------
Total liabilities and stockholders' equity                                        $ 6,506    $ 6,703
                                                                                  =======    =======


                 See Notes to Consolidated Financial Statements.

                            LYONDELL CHEMICAL COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              For the six months
                                                                                 ended June 30,
                                                                              ------------------
Millions of dollars                                                              2002     2001
-------------------                                                             -----    -----
Cash flows from operating activities:
     Net loss                                                                   $ (53)   $ (30)
     Adjustments to reconcile net loss to
       net cash provided by (used in) operating activities:
          Depreciation and amortization                                           123      132
          Losses from equity investments                                           55       25
          Deferred income taxes                                                    16      (23)
     Changes in assets and liabilities that provided (used) cash:
         Accounts receivable                                                       23       75
         Inventories                                                               11       (6)
         Accounts payable                                                          (2)    (106)
         Prepaid expenses and other current assets                                 60      (46)
         Other assets and liabilities                                             (28)     (45)
                                                                                -----    -----
               Net cash provided by (used in) operating activities                205      (24)
                                                                                -----    -----
Cash flows from investing activities:
     Expenditures for property, plant and equipment                               (12)     (40)
     Contributions and advances to affiliates                                     (57)     (40)
     Distributions from affiliates in excess of earnings                         --         11
                                                                                -----    -----
               Net cash used in investing activities                              (69)     (69)
                                                                                -----    -----
Cash flows from financing activities:
     Dividends paid                                                               (53)     (53)
     Repayment of long-term debt                                                  (16)      (5)
     Other                                                                       --         (3)
                                                                                -----    -----
               Net cash used in financing activities                              (69)     (61)
                                                                                -----    -----
Effect of exchange rate changes on cash                                             2       (1)
                                                                                -----    -----
Increase (decrease) in cash and cash equivalents                                   69     (155)
Cash and cash equivalents at beginning of period                                  146      260
                                                                                -----    -----
Cash and cash equivalents at end of period                                      $ 215    $ 105
                                                                                =====    =====


                 See Notes to Consolidated Financial Statements.

                            LYONDELL CHEMICAL COMPANY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Basis of Preparation

The accompanying consolidated financial statements are unaudited and have been prepared from the books and records of Lyondell Chemical Company ("Lyondell") in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2001 included in the Lyondell 2001 Annual Report on Form 10-K. Certain amounts from prior periods have been reclassified to conform to the current period presentation.

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

Upon implementation of SFAS No. 142, Lyondell reviewed its goodwill for impairment and concluded that goodwill is not impaired. However, Equistar Chemicals, LP ("Equistar") (see Note 3) reviewed its goodwill for impairment and concluded that the entire balance was impaired, resulting in a $1.1 billion charge to Equistar's earnings. The conclusion was based on a comparison to Equistar's indicated fair value, using multiples of EBITDA (earnings before interest, taxes, depreciation and amortization) for comparable companies as an indicator of fair value. Lyondell's 41% share of the Equistar charge was offset by a corresponding reduction in the excess of Lyondell's 41% share of Equistar's partners' capital over the carrying value of Lyondell's investment in Equistar. Consequently, there was no net effect of the impairment on Lyondell's earnings or investment in Equistar.

As a result of implementing SFAS No. 142, Lyondell's pretax earnings in 2002 and subsequent years will be favorably affected by $30 million annually because of the elimination of Lyondell's goodwill amortization. The following table presents Lyondell's reported net income (loss) for all periods presented as adjusted to eliminate goodwill amortization expense.


                                                     For the three months ended         For the six months ended
                                                              June 30,                          June 30,
                                                   -------------------------------   -------------------------------
Millions of dollars                                    2002             2001             2002             2001
-------------------                                --------------   --------------   --------------   --------------
Reported net income (loss)                             $    2           $    4         $    (53)        $    (30)
Add back: goodwill amortization, net of tax               - -                5              - -               11
                                                       ------           ------         --------         --------
Adjusted net income (loss)                             $    2           $    9         $    (53)        $    (19)
                                                       ======           ======         ========         ========
Basic and diluted earnings per share:
Reported net income (loss)                             $  .02           $  .04         $   (.45)        $   (.25)
Add back: goodwill amortization, net of tax               - -              .04              - -              .09
                                                       ------           ------         --------         --------
Adjusted net income (loss)                             $  .02           $  .08         $   (.45)        $   (.16)
                                                       ======           ======         ========         ========

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The primary impact of the statement on Lyondell will be the classification of losses that result from the early extinguishment of debt as a charge to income before extraordinary items. Reclassification of prior period losses that were originally reported as extraordinary items also will be required. Application of the statement will be required in 2003. See Note 16.

In July 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities. SFAS No. 146 addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities, essentially codifying prior accounting guidance on these matters. SFAS No. 146 will be effective for activities initiated after December 31, 2002. Early application is permitted. Lyondell does not expect adoption of SFAS No. 146 to have any impact on the consolidated financial statements of Lyondell, Equistar or LYONDELL-CITGO Refining LP ("LCR").

3.  Equity Interest in Equistar Chemicals, LP

Lyondell's operations in the petrochemicals and polymers segments are conducted through its joint venture ownership interest in Equistar. Lyondell currently has a 41% interest in Equistar, while Millennium Chemicals Inc. ("Millennium") and Occidental Petroleum Corporation ("Occidental") each have a 29.5% interest. Because the partners jointly control certain management decisions, Lyondell accounts for its investment in Equistar using the equity method of accounting. Lyondell has entered into an agreement to purchase Occidental's interest in Equistar (see Note 15). As a partnership, Equistar is not subject to federal income taxes. Summarized financial information for Equistar follows:

                                                 June 30,  December 31,
Millions of dollars                                2002        2001
--------------------                             --------  ------------
BALANCE SHEETS
Total current assets                             $ 1,188     $  1,226
Property, plant and equipment, net                 3,615        3,705
Goodwill, net                                        - -        1,053
Other assets                                         347          324
                                                 -------     --------
Total assets                                     $ 5,150     $  6,308
                                                 =======     ========
Current maturities of long-term debt             $     4     $    104
Other current liabilities                            598          557
Long-term debt                                     2,331        2,233
Other liabilities                                    187          177
Partners' capital                                  2,030        3,237
                                                 -------     --------
Total liabilities and partners' capital          $ 5,150     $  6,308
                                                 =======     ========


                                                       For the three months ended       For the six months ended
                                                                June 30,                        June 30,
                                                      -----------------------------   ------------------------------
                                                          2002            2001            2002             2001
                                                      -------------   --------------  -------------    -------------
STATEMENTS OF INCOME
Sales and other operating revenues                        $ 1,462         $ 1,600       $   2,598        $  3,373
Cost of sales                                               1,390           1,522           2,552           3,245
Selling, general and administrative expenses                   50              55              99             111
Amortization of goodwill                                      - -               9             - -              17
Unusual charges                                               - -             - -             - -              22
                                                          -------         -------       ---------        --------
Operating income (loss)                                        22              14             (53)            (22)
Interest expense, net                                         (50)            (45)           (102)            (91)
Other income, net                                             - -               1               1               6
                                                          -------         -------       ---------        --------
Loss before cumulative effect of accounting change            (28)            (30)           (154)           (107)
Cumulative effect of accounting change                        - -             - -          (1,053)            - -
                                                          -------         -------       ---------        --------
Net loss                                                  $   (28)        $   (30)      $  (1,207)       $    (107)
                                                          =======         =======       =========        =========
SELECTED CASH FLOW INFORMATION
Depreciation and amortization                         $     75          $     81         $    150         $    159
Expenditures for property, plant and equipment              14                29               29               53


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

Lyondell's loss from its investment in Equistar as presented in the Consolidated Statements of Income consists of Lyondell's share of Equistar's loss before the cumulative effect of the accounting change and the accretion of the remaining difference between Lyondell's investment and its underlying equity in Equistar's net assets.

4.  Equity Interest in LYONDELL-CITGO Refining LP

Lyondell's refining segment operations are conducted through its joint venture ownership interest in LCR. Lyondell has a 58.75% interest in LCR, while CITGO Petroleum Corporation ("CITGO") has a 41.25% interest. Because the partners jointly control certain management decisions, Lyondell accounts for its investment in LCR using the equity method of accounting. As a partnership, LCR is not subject to federal income taxes. Summarized financial information for LCR follows:

                                                  June 30,  December 31,
Millions of dollars                                 2002       2001
-------------------                                ------     ------
BALANCE SHEETS
Total current assets                               $  283     $  230
Property, plant and equipment, net                  1,332      1,343
Other assets                                           91         97
                                                   ------     ------
Total assets                                       $1,706     $1,670
                                                   ======     ======
Notes payable                                      $   10     $   50
Current maturities of long-term debt                  450         --
Other current liabilities                             388        335
Long-term debt                                         --        450
Loans payable to partners                             264        264
Other liabilities                                      81         79
Partners' capital                                     513        492
                                                   ------     ------
Total liabilities and partners' capital            $1,706     $1,670
                                                   ======     ======


                                                     For the three months ended         For the six months ended
                                                              June 30,                          June 30,
                                                   --------------------------------   ------------------------------
                                                        2002             2001              2002            2001
                                                   ---------------  ---------------   ---------------  -------------
STATEMENTS OF INCOME
Sales and other operating revenues                    $   838          $   932            $ 1,545          $ 1,842
Cost of sales                                             754              837              1,400            1,675
Selling, general and administrative expenses               14               14                 26               28
                                                      -------          -------            -------          -------
Operating income                                           70               81                119              139
Interest expense, net                                      (7)             (15)               (15)             (31)
                                                      -------          -------            -------          -------
Net income                                            $    63          $    66            $   104          $   108
                                                      =======          =======            =======          =======
SELECTED CASH FLOW INFORMATION
Depreciation and amortization                         $    30          $    27            $    59          $    55
Expenditures for property, plant and equipment             20               18                 42               29

LCR's $450 million term loan and $70 million revolving credit facility mature in January 2003. Management has initiated the refinancing process and, based on previous experience in refinancing LCR's debt and the current conditions of the financial markets, anticipates that this debt can be refinanced prior to its maturity.

Lyondell's income from its investment in LCR as presented in the Consolidated Statements of Income consists of Lyondell's share of LCR's net income and the accretion of the difference between Lyondell's investment and its underlying equity in LCR's net assets.

5.  Unusual Charges

During the second half of 2001, Lyondell recorded a pretax charge of $63 million associated with its decision to exit the aliphatic diisocyanates ("ADI") business. The $63 million charge included $45 million to adjust the carrying values of the ADI assets to their net realizable value and accrued liabilities of $15 million for exit costs and $3 million for severance and other employee-related costs for nearly 100 employee positions that were eliminated. Payments of $5 million for exit costs and $2 million for severance and other employee-related costs were made through June 30, 2002, resulting in a remaining accrued liability of $11 million.

6.  Inventories

Inventories consisted of the following components at:

                                           June 30,          December 31,
Millions of dollars                          2002                2001
-------------------                        --------          ------------
Finished goods                              $ 236               $ 262
Work-in-process                                 6                   5
Raw materials                                  37                  19
Materials and supplies                         33                  30
                                            -----               -----
     Total inventories                      $ 312               $ 316
                                            =====               =====

7.  Property, Plant and Equipment, Net

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows at:

                                              June 30,         December 31,
Millions of dollars                             2002               2001
-------------------                           --------         ------------
Land                                         $    12             $    10
Manufacturing facilities and equipment         2,801               2,529
Construction in progress                         123                 113
                                             -------             -------
     Total property, plant and equipment       2,936               2,652
Less accumulated depreciation                    554                 359
                                             -------             -------
     Property, plant and equipment, net      $ 2,382             $ 2,293
                                             =======             =======

Depreciation and amortization are summarized as follows:


                                    For the three months ended         For the six months ended
                                             June 30,                          June 30,
                                   -----------------------------   ------------------------------
                                     2002             2001              2002            2001
                                   ------------  ---------------   ---------------  -------------
Millions of dollars
--------------------
Property, plant and equipment      $    32          $    30            $    63          $    60
Investment in PO joint venture           7                7                 15               15
Goodwill                               - -                7                - -               15
Debt issuance costs                      4                4                  8                7
Turnaround expense                       5                4                  8                8
Software costs                           3                3                  5                3
Other intangibles                       12               12                 24               24
                                   -------          -------             ------           ------
                                   $    63          $    67             $  123           $  132
                                   =======          =======             ======           ======

8.  Long-Term Debt

Long-term debt consisted of the following at:

                                                    June 30,      December 31,
Millions of dollars                                   2002            2001
-------------------                                 --------      ------------
Term Loan E due 2006                                $   619        $   634
Senior Secured Notes, Series A due 2007, 9.625%         900            900
Senior Secured Notes, Series B due 2007, 9.875%       1,000          1,000
Senior Secured Notes due 2008, 9.5%                     393            393
Senior Subordinated Notes due 2009, 10.875%             500            500
Debentures due 2005, 9.375%                             100            100
Debentures due 2010, 10.25%                             100            100
Debentures due 2020, 9.8%                               224            224
Other                                                     1              2
                                                    -------        -------
    Total long-term debt                              3,837          3,853
Less current maturities                                   6              7
                                                    -------        -------
    Long-term debt, net                             $ 3,831        $ 3,846
                                                    =======        =======

See Note 16 for a discussion of Lyondell's debt offering and amendments to its credit facility, the indentures related to its senior notes and related documents, occurring subsequent to June 30, 2002.

9.  Lease Commitments

Lyondell's operating lease commitments as of December 31, 2001 are described in
Note 15 to the Consolidated Financial Statements included in the Lyondell 2001 Annual Report on Form 10-K. In addition, in July 2002, Lyondell began leasing a new butanediol ("BDO") production facility in Europe, known as BDO-2, under an operating lease with an initial term of 5 years. Construction of the facility was completed in June 2002 and was financed by an unaffiliated entity that had been established for the purpose of serving as lessor with respect to this facility. Future minimum annual lease payments under the operating lease, amounting to $16 million per year using June 30, 2002 exchange rates and interest rates, are equivalent to interest on the final construction costs, including interest incurred on the construction costs during construction. The interest rate specified in the lease is based on EURIBOR plus 3.75%.

Lyondell may, at its option, renew the lease for four additional five-year terms or may purchase the facility at any time during the lease terms at the lessor's cost of construction. If Lyondell does not exercise the purchase option before the end of the last renewal period, the facility will be sold. In the event the sales proceeds are less than the lessor's construction costs, Lyondell will pay the difference to the lessor, but not more than the guaranteed residual value. The guaranteed residual value currently is estimated at 172 million euros, or $170 million, using June 30, 2002 exchange rates. Under the transaction documents related to BDO-2, Lyondell is subject to certain financial and other covenants that are substantially the same as those contained in Lyondell's credit facility. See Note 16.

10.  Derivative Financial Instruments

The following table summarizes activity included in accumulated other comprehensive loss ("AOCL") related to the after-tax impact of the effective portion of the fair value of derivative instruments used as cash flow hedges:


                                              For the three months ended    For the six months ended
                                                       June 30,                     June 30,
                                              -------------------------     ------------------------
Millions of dollars                               2002           2001           2002          2001
-------------------                           -----------    ----------     ----------    ----------
Gain (loss):
    Beginning balance                          $   (3)        $   (4)         $   (2)       $  - -
    Net gains (losses)                              3            - -               2            (4)
    Reclassification of net (gains) losses
        to earnings                               - -            - -             - -           - -
                                               ------         ------          ------        ------
Net change in AOCL for the period                   3            - -               2            (4)
                                               ------         ------          ------        ------
    Net accumulated loss at June 30            $  - -         $   (4)         $  - -        $   (4)
                                               ======         ======          ======        ======

The transition adjustment resulting from the adoption of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as of January 1, 2001 was insignificant.

11.  Commitments and Contingencies

Bayer Claim--On April 30, 2002, Lyondell and Bayer settled the claims of Bayer in relation to its March 2000 purchase of Lyondell's polyols business. Lyondell had received notice of these claims in June 2001, which had alleged various breaches of representations and warranties related to the condition of the business and assets and which had sought damages in excess of $100 million. The settlement included new or amended commercial agreements between the parties, generally relating to the existing propylene oxide ("PO") partnership between Bayer and Lyondell. As a whole, the new or amended agreements provide new business opportunities and value for both parties over the next five to ten years. Concurrent with the settlement, Lyondell made a $5 million indemnification payment to Bayer. The settlement, including the indemnification payment, had no net effect on Lyondell's financial position or results of operations.

Capital Commitments--Lyondell has various commitments related to capital expenditures, all made in the normal course of business. At June 30, 2002, major capital commitments primarily consisted of Lyondell's 50% share of those related to the construction of a world-scale PO facility, known as PO-11, in The Netherlands. Lyondell's share of the outstanding commitments, which are funded through contributions and advances to affiliates, totaled $104 million as of June 30, 2002.

Construction Lease--During the third quarter 2000, construction began on the BDO-2 production facility in Europe. Construction was completed in June 2002 and Lyondell leased the facility under an operating lease, beginning in July 2002. See Note 9.

Crude Supply Agreement--Under the Crude Supply Agreement ("CSA"), PDVSA Petroleo, S.A. ("PDVSA Oil") is required to sell, and LCR is required to purchase, 230,000 barrels per day of extra heavy crude oil. This constitutes approximately 86% of LCR's refinery capacity of 268,000 barrels per day of crude oil. In April 1998, PDVSA Oil informed LCR that the Venezuelan government, through the Ministry of Energy and Mines, had instructed that production of certain grades of crude oil be reduced. PDVSA Oil declared itself in a force majeure situation and subsequently reduced deliveries of crude oil. Such reductions in deliveries were purportedly based on announced OPEC production cuts. LCR began receiving reduced deliveries of crude oil from PDVSA Oil in August 1998.

On several occasions since then, PDVSA Oil further reduced crude oil deliveries, although it made payments under a different provision of the CSA in partial compensation for such further reductions. Subsequently, PDVSA Oil unilaterally began increasing deliveries of crude oil to LCR in April 2000, and ultimately returned to the contract level of 230,000 barrels per day effective October 2000.

During 2001, PDVSA Oil declared itself in a force majeure situation, but did not reduce crude oil deliveries to LCR in 2001. In January 2002, PDVSA Oil again declared itself in a force majeure situation and stated that crude oil deliveries could be reduced by up to 20.3% beginning March 1, 2002. Beginning in March 2002, deliveries of crude oil to LCR were reduced to approximately 198,000 barrels per day, reaching a level of 190,000 barrels per day during the second quarter 2002. The recent political uncertainty in Venezuela has not affected crude oil deliveries, the CSA or related matters to date, and the long-term effects of these events, if any, are not yet clear.

LCR has consistently contested the validity of the reductions in deliveries under the CSA. The parties have different interpretations of the provisions of the contracts concerning the delivery of crude oil. The contracts do not contain dispute resolution procedures, and the parties have been unable to resolve their commercial dispute. As a result, on February 1, 2002, LCR filed a lawsuit against PDVSA Oil and its parent company, Petroleos de Venezuela, S.A. ("PDVSA"), in connection with the January 2002 force majeure declaration, as well as the claimed force majeure from April 1998 to September 2000.

In 1999, PDVSA announced its intention to renegotiate its crude supply agreements with all third parties, including LCR. In light of PDVSA's announced intent, there can be no assurance that PDVSA Oil will continue to perform its obligations under the CSA. However, it has confirmed that it expects to honor its commitments if a mutually acceptable restructuring of the CSA is not achieved. From time to time, the Company and PDVSA have had discussions covering both a restructuring of the CSA and a broader restructuring of the LCR partnership. Lyondell is unable to predict whether changes in either arrangement will occur. The breach or termination of the CSA, or reduction in supply thereunder, would require LCR to purchase all or a portion of its crude oil feedstocks in the merchant market, could subject LCR to significant volatility and price fluctuations and could adversely affect LCR and, therefore, Lyondell.

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

Indemnification Arrangements Relating to Equistar--Lyondell, Millennium Petrochemicals and certain subsidiaries of Occidental have each agreed to provide certain indemnifications to Equistar with respect to the petrochemicals and polymers businesses contributed by the partners. In addition, Equistar agreed to assume third party claims that are related to certain pre-closing contingent liabilities that are asserted prior to December 1, 2004 as to Lyondell and Millennium Petrochemicals, and May 15, 2005 as to certain Occidental subsidiaries, to the extent the aggregate thereof does not exceed $7 million to each partner, subject to certain terms of the respective asset contribution agreements. As of June 30, 2002, Equistar had expensed nearly all of the $7 million indemnification basket with respect to the business contributed by Lyondell. Equistar also agreed to assume third party claims that are related to certain pre-closing contingent liabilities that are asserted for the first time after December 1, 2004 as to Lyondell and Millennium Petrochemicals, and for the first time after May 15, 2005 as to certain subsidiaries of Occidental.

Environmental Remediation--As of June 30, 2002, Lyondell's environmental liability for future remediation costs at its plant sites and a limited number of Superfund sites totaled $22 million. The liabilities per site range from less than $1 million to $11 million and are expected to be incurred over the next two to seven years. In the opinion of management, there is currently no material estimable range of loss in excess of the amount recorded for these sites. However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in investigations by regulatory agencies, could require Lyondell to reassess its potential exposure related to environmental matters.

Clean Air Act--The eight-county Houston/Galveston region has been designated a severe non-attainment area for ozone by the U.S. Environmental Protection Agency ("EPA"). Emission reduction controls for nitrogen oxides ("NOx") must be installed at LCR's refinery and each of Lyondell's two facilities and Equistar's six facilities in the Houston/Galveston region during the next several years. Lyondell estimates that aggregate related capital expenditures could total between $400 million and $500 million for Lyondell, Equistar and LCR before the 2007 deadline. Lyondell's direct share of such expenditures could total between $65 million and $80 million. Lyondell's current proportionate share of Equistar's expenditures could total between $85 million and $105 million, and Lyondell's proportionate share of LCR's expenditures could total between $75 million and $95 million. The timing and amount of these expenditures are subject to regulatory and other uncertainties, as well as obtaining the necessary permits and approvals. In January 2001, Lyondell and an organization composed of industry participants filed a lawsuit to encourage adoption of an alternative plan to achieve the same air quality improvement with less negative economic impact on the region. Adoption of the alternative plan, as sought by the lawsuit, would be expected to reduce the estimated capital investments for NOx reductions required by Lyondell, Equistar and LCR to comply with the standards. Recently proposed revisions by the regulatory agencies would change the required NOx reduction levels from 90% to 80%. However, any potential resulting savings from this proposed revision could be offset by the costs of stricter proposed controls over volatile organic compounds, or VOCs. Lyondell, Equistar and LCR are still assessing the impact of these proposed revisions and there can be no guarantee as to the ultimate capital cost of implementing any final plan developed to ensure ozone attainment by the 2007 deadline.

In the United States, the Clean Air Act Amendments of 1990 set minimum levels for oxygenates, such as methyl tertiary butyl ether ("MTBE"), in gasoline sold in areas not meeting specified air quality standards. The presence of MTBE in some water supplies in California and other states due to gasoline leaking from underground storage tanks and in surface water from recreational water craft has led to public concern about the use of MTBE. Certain federal and state governmental initiatives in the U.S. have sought either to rescind the oxygen requirement for reformulated gasoline or to restrict or ban the use of MTBE. On April 25, 2002, the U.S. Senate passed its version of an omnibus energy bill, which, among other things, would ban the use of MTBE as a fuel oxygenate. The Senate bill is not law and needs to be reconciled with the U.S. House of Representatives' omnibus energy bill, which was passed in July 2001 and which would not ban the use of MTBE. Lyondell's North American MTBE sales represented approximately 27% of its total 2001 revenues. Lyondell does not expect these initiatives to have a significant impact on MTBE margins or volumes in 2002. Should it become necessary or desirable to significantly reduce MTBE production, Lyondell would need to make capital expenditures to add the flexibility to produce alternative gasoline blending components at its U.S.-based MTBE plants. The profit margins on such alternative gasoline blending components could be lower than those historically realized on MTBE.

The Clean Air Act specified certain emissions standards for vehicles beginning in the 1994 model year and required the EPA to study whether further emissions reductions from vehicles were necessary. In 1998, the EPA concluded that additional controls on gasoline and diesel fuel were necessary to meet these emission standards. New standards for gasoline were finalized in 1999 and will require refiners to produce a low sulfur gasoline by 2004, with final compliance by 2006. A new "on-road" diesel standard was adopted in January 2001 and will require refiners to produce ultra low sulfur diesel by June 2006, with some allowance for a conditional phase-in period that could extend final compliance until 2009. Lyondell estimates that these standards will result in increased capital investment for LCR, totaling between $175 million and $225 million for the new gasoline standards and between $250 million and $300 million for the new diesel standard, between now and the implementation dates. Lyondell's proportionate share of LCR's capital expenditures would be between $250 million and $300 million. In addition, these standards could result in higher operating costs for LCR. Equistar's business may also be impacted if these standards increase the cost for processing fuel components.

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

12.  Earnings Per Share

Basic earnings per share for the periods presented are computed based upon the weighted average number of shares outstanding for the periods. Diluted earnings per share include the effect of outstanding stock options issued under the 1999 Long-Term Incentive Plan and the Executive Long-Term Incentive Plan. These stock options were antidilutive in the six-month periods ended June 30, 2002 and 2001. Net income (loss) per share ("EPS") data is as follows:

                                      For the three months ended
                                               June 30,
                            -------------------------------------------------
                                   2002                        2001
                            ----------------------    -----------------------
Thousands of shares           Shares        EPS          Shares         EPS
-------------------         ---------    ---------    ----------    ---------
Basic                        117,565     $   .02        117,563     $   .04
Dilutive effect of options       764         - -            398         - -
                             -------     -------        -------     -------
Diluted                      118,329     $   .02        117,961     $   .04
                             =======     =======        =======     =======

                                       For the six months ended
                                               June 30,
                            -------------------------------------------------
                                   2002                        2001
                            ----------------------    -----------------------
Thousands of shares           Shares        EPS          Shares         EPS
-------------------         ---------    ---------    ----------    ---------
Basic                        117,565     $  (.45)       117,563     $  (.25)
Dilutive effect of options       - -         - -            - -         - -
                             -------     -------        -------     -------
Diluted                      117,565     $  (.45)       117,563     $  (.25)
                             =======     =======        =======     =======


See Note 16 for discussion of common stock issued subsequent to June 30, 2002 and Note 15 for discussion of additional common stock expected to be issued.

13.  Comprehensive Income (Loss)

The components of the comprehensive income (loss) were as follows:


                                         For the three months ended       For the six months ended
                                                   June 30,                       June 30,
                                        -----------------------------    ---------------------------
Millions of dollars                        2002             2001             2002           2001
-------------------                     ------------    -------------    ------------   ------------
Net income (loss)                         $    2         $      4         $    (53)      $    (30)
                                          ------         --------         --------       --------
Other comprehensive income (loss):
   Foreign currency translation              139              (48)             122            (98)
   Derivative instruments                      3              - -                2             (4)
   Minimum pension liability                 - -              - -                4            - -
                                          ------         --------         --------       --------
Total other comprehensive income (loss)      142              (48)             128           (102)
                                          ------         --------         --------       --------
Comprehensive income (loss)               $  144         $    (44)        $     75       $   (132)
                                          ======         ========         ========       ========


14.  Segment and Related Information

Lyondell operates in four reportable segments: (i) intermediate chemicals and derivatives; (ii) petrochemicals; (iii) polymers; and (iv) refining. Lyondell's entire $1.1 billion balance of goodwill is allocated to the intermediate chemicals and derivatives segment. Summarized financial information concerning reportable segments is shown in the following table:


                                                    Intermediate
                                                     Chemicals
                                                        and
Millions of dollars                                 Derivatives  Petrochemicals Polymers Refining   Other     Total
-------------------                                 ------------ -------------- -------- --------   -----     -----
For the three months ended June 30, 2002:
Sales and other operating revenues                   $   843         $ - -       $ - -    $ - -     $ - -    $   843
Operating income                                          65                                                      65
Interest expense                                                                                      (94)       (94)
Interest income                                                                                         3          3
Other expense, net                                                                                     (4)        (4)
Income (loss) from equity investments                   --              32         (11)      39       (28)        32
Income before income taxes                                                                                         2

For the three months ended June 30, 2001:
Sales and other operating revenues                   $   893         $ - -       $ - -    $ - -     $ - -    $   893
Operating income                                          66                                                      66
Interest expense                                                                                      (98)       (98)
Interest income                                                                                         4          4
Other expense, net                                                                                     (1)        (1)
Income (loss) from equity investments                   --              33          (9)      41       (23)        42
Income before income taxes                                                                                        13

For the six months ended June 30, 2002:
Sales and other operating revenues                   $ 1,517         $ - -       $ - -    $ - -     $ - -    $ 1,517
Operating income                                         103                                                     103
Interest expense                                                                                     (187)      (187)
Interest income                                                                                         5          5
Other expense, net                                                                                     (3)        (3)
Income (loss) from equity investments                   --              23         (19)      66       (59)        11
Loss before income taxes                                                                                         (71)

For the six months ended June 30, 2001:
Sales and other operating revenues                   $ 1,742         $ - -       $ - -    $ - -     $ - -    $ 1,742
Operating income                                          97                                                      97
Interest expense                                                                                     (197)      (197)
Interest income                                                                                        11         11
Other income, net                                                                                       2          2
Income (loss) from equity investments                      1            80         (46)      68       (59)        44
Loss before income taxes                                                                                         (43)

The following table presents the details of "Income (loss) from equity investments" as presented above in the "Other" column for the periods indicated:


                                                       For the three months ended         For the six months ended
                                                                June 30,                          June 30,
                                                     -------------------------------     ----------------------------
Millions of dollars                                      2002              2001             2002            2001
-------------------                                  --------------    -------------     ------------    ------------
Equistar items not allocated to segments:
      Principally general and administrative
        expenses and interest expense, net            $     (26)         $   (26)         $    (54)       $    (49)
      Unusual charges                                       - -              - -               - -              (9)
Other                                                        (2)               3                (5)             (1)
                                                      ---------          -------          --------        --------
          Total--Other                                $     (28)         $   (23)         $    (59)       $    (59)
                                                      =========          =======          ========        ========

The methanol operations of Lyondell Methanol Company, L.P. ("LMC") are not a reportable segment and, through April 30, 2002, were included in the "Other" column. Effective May 1, 2002, LMC became a wholly owned subsidiary of Lyondell and the methanol results are included in the intermediate chemicals and derivatives segment from that date. The effect of consolidating the LMC operations, which previously had been accounted for using the equity method, was not material.

15.  Proposed Transactions with Occidental

Early in 2002, Lyondell and Occidental agreed in principle to Lyondell's acquisition of Occidental's 29.5% interest in Equistar and to Occidental's acquisition of an equity interest in Lyondell. On June 3, 2002, Millennium advised Lyondell and Occidental that it would not participate, under its formal right of first offer, in the acquisition of Occidental's Equistar interest and, accordingly, Occidental and Lyondell signed definitive documentation on July 8, 2002. Closing of the transactions is subject to certain conditions, including approval by Lyondell's shareholders. Lyondell's special shareholder meeting is scheduled for August 21, 2002. Lyondell anticipates that these transactions will close by September 1, 2002. However, there can be no assurance that the proposed transactions will be completed.

16.  Subsequent Events

In early July 2002, Lyondell completed debt and equity offerings, as well as amendments to its credit facility, to the transaction documents related to the BDO-2 facility and to the indentures related to its senior notes.

Lyondell issued $278 million principal amount of 11.125% senior secured notes due 2012, using proceeds of $204 million to prepay $200 million of the principal amount outstanding under Term Loan E of the credit facility and a $4 million prepayment premium. The remaining net proceeds, after discount and fees, of approximately $65 million will be used for working capital and general corporate purposes. Lyondell also issued 8.28 million shares of common stock, receiving net proceeds of $110 million that will be used for working capital and general corporate purposes.

The amended and restated credit facility extended the maturity of the revolving credit facility from July 2003 to June 2005, reduced the size of the revolving credit facility from $500 million to $350 million, made certain financial ratio requirements less restrictive, made the covenant limiting acquisitions more restrictive and added a covenant limiting certain non-regulatory capital expenditures. The BDO-2 transaction documents were also amended to incorporate the revised covenants from the credit facility. Also, after receiving consents from the holders of the senior secured and senior subordinated notes, Lyondell amended the indentures related to those notes. The principal indenture amendment removed a limitation that restricted payment of Lyondell's current $0.90 per share annual dividend to a specified number of shares. As a result of the amendment, the $0.90 per share annual dividend can be paid on all current and future common shares outstanding. Lyondell paid fees totaling $17 million related to the amendments.

As a result of the early retirement of a portion of Term Loan E, and the amendment and restatement of the credit facility, Lyondell will recognize the $4 million prepayment premium and the writeoff of unamortized debt issuance costs of $7 million, or a total of $7 million after tax, as an extraordinary charge on early debt retirement in the third quarter 2002. See also Note 2.

17.  Deferred Tax Assets

The deferred tax assets classified as current assets decreased by $254 million during the first half of 2002. The reduction primarily represented a change in the timing of anticipated realization of the tax benefits of domestic net operating loss carryforwards. These benefits, which are expected to be realized within the next few years, have been reclassified from current assets to net long-term liabilities on the consolidated balance sheet. There was no change in management's expectation that these deferred tax assets will be fully realized.

18.  Supplemental Guarantor Information

ARCO Chemical Technology Inc. ("ACTI"), ARCO Chemical Technology L.P. ("ACTLP") and Lyondell Chemical Nederland, Ltd. ("LCNL") are guarantors, jointly and severally, (collectively "Guarantors") of the $278 million senior secured notes issued in July 2002 (see Note 16), the $393 million senior secured notes, the $500 million senior subordinated notes and the $1.9 billion senior secured notes. LCNL, a Delaware corporation, is a wholly owned subsidiary of Lyondell that owns a Dutch subsidiary that operates a chemical production facility near Rotterdam, The Netherlands. ACTI is a Delaware corporation, which holds the investment in ACTLP. ACTLP is a Delaware limited partnership, which holds and licenses technology to other Lyondell affiliates and to third parties. Separate financial statements of the Guarantors are not considered to be material to the holders of the senior secured notes and senior subordinated notes. The following condensed consolidating financial information present supplemental information for the Guarantors as of June 30, 2002 and December 31, 2001 and for the three-month and six-month periods ended June 30, 2002 and 2001.

            CONDENSED CONSOLIDATING FINANCIAL INFORMATION (UNAUDITED)

                                             BALANCE SHEET
                                          As of June 30, 2002

                                                                         Non-                         Consolidated
Millions of dollars                    Lyondell       Guarantors      Guarantors      Eliminations      Lyondell
-------------------                  --------------  --------------  --------------   --------------  --------------
Total current assets                   $   520         $   180         $   267           $  --           $   967
Property, plant and equipment, net         897             567             918              --             2,382
Investments and
     long-term receivables               7,338             472           1,481            (7,691)          1,600
Goodwill, net                              453             420             247              --             1,120
Other assets                               334              90              13              --               437
                                       -------         -------         -------           -------         -------
Total assets                           $ 9,542         $ 1,729         $ 2,926           $(7,691)        $ 6,506
                                       =======         =======         =======           =======         =======
Current maturities of long-term debt   $     6         $  --           $  --             $  --           $     6
Other current liabilities                  375             101              97              --               573
Long-term debt,
     less current maturities             3,830            --                 1              --             3,831
Other liabilities                          524              46              19              --               589
Deferred income taxes                      359             153              66              --               578
Intercompany liabilities (assets)        3,677          (1,125)         (2,550)               (2)           --
Minority interest                         --              --               158              --               158
Stockholders' equity                       771           2,554           5,135            (7,689)            771
                                       -------         -------         -------           -------         -------
Total liabilities and
     stockholders' equity              $ 9,542         $ 1,729         $ 2,926           $(7,691)        $ 6,506
                                       =======         =======         =======           =======         =======


                                             BALANCE SHEET
                                          As of December 31, 2001

                                                                         Non-                         Consolidated
Millions of dollars                    Lyondell       Guarantors      Guarantors      Eliminations      Lyondell
-------------------                  --------------  --------------  --------------   --------------  --------------

Total current assets                   $   781         $   132         $   294           $  --          $ 1,207
Property, plant and equipment, net         915             516             862              --            2,293
Investments and
     long-term receivables               7,007             461           1,537            (7,386)         1,619
Goodwill, net                              453             389             260              --            1,102
Other assets                               344              88              50              --              482
                                       -------         -------         -------           -------        -------
Total assets                           $ 9,500         $ 1,586         $ 3,003           $(7,386)       $ 6,703
                                       =======         =======         =======           =======        =======
Current maturities of long-term debt   $     7         $  --           $  --             $  --          $     7
Other current liabilities                  391              73              88              --              552
Long-term debt                           3,844            --                 2              --            3,846
Other liabilities                          515              55              13              --              583
Deferred income taxes                      611             133              46              --              790
Intercompany liabilities (assets)        3,383          (1,101)         (2,282)             --             --
Minority interest                         --              --               176              --              176
Stockholders' equity                       749           2,426           4,960            (7,386)           749
                                       -------         -------         -------           -------        -------
Total liabilities and
     stockholders' equity              $ 9,500         $ 1,586         $ 3,003           $(7,386)       $ 6,703
                                       =======         =======         =======           =======        =======


                                                    STATEMENTS OF INCOME
                                          For the Three Months Ended June 30, 2002


                                                                         Non-                         Consolidated
Millions of dollars                    Lyondell       Guarantors      Guarantors      Eliminations      Lyondell
-------------------                  --------------  --------------  --------------   --------------  --------------
Sales and other operating revenues       $ 584          $ 210           $ 462            $(413)          $ 843
Cost of sales                              599            188             350             (413)            724
Selling, general and
     administrative expenses                29              5              12             --                46
Research and development expense             8           --              --               --                 8
                                         -----          -----           -----            -----           -----
Operating income (loss)                    (52)            17             100             --                65
Interest income (expense), net             (94)             2               1             --               (91)
Other income (expense), net                (18)            15              (1)            --                (4)
Income from equity investments             153           --                32             (153)             32
Intercompany income (expense)              (37)             8              31               (2)           --
Provision for (benefit from) income
     taxes                                 (12)            10              42              (40)           --
                                         -----          -----           -----            -----           -----
Net income (loss)                        $ (36)         $  32           $ 121            $(115)          $   2
                                         =====          =====           =====            =====           =====



                                                    STATEMENTS OF INCOME
                                          For the Three Months Ended June 30, 2001

                                                                         Non-                         Consolidated
Millions of dollars                    Lyondell       Guarantors      Guarantors      Eliminations      Lyondell
-------------------                  --------------  --------------  --------------   --------------  --------------

Sales and other operating revenues      $ 618           $ 200           $ 435             $(360)          $ 893
Cost of sales                             618             141             371              (360)            770
Selling, general and
     administrative expenses               26               5              11              --                42
Research and development expense            8            --              --                --                 8
Amortization of goodwill
     and other intangible assets            2               3               2              --                 7
                                        -----           -----           -----             -----           -----
Operating income (loss)                   (36)             51              51              --                66
Interest income (expense), net            (97)           --                 3              --               (94)
Other income (expense), net               (23)            (44)             66              --                (1)
Income from equity investments            160            --                42              (160)             42
Intercompany income (expense)             (43)             16              32                (5)           --
Provision for (benefit from) income
     taxes                                 (6)              4              53               (42)              9
                                        -----           -----           -----             -----           -----
Net income (loss)                       $ (33)          $  19           $ 141             $(123)          $   4
                                        =====           =====           =====             =====           =====



                                                 STATEMENTS OF INCOME
                                       For the Six Months Ended June 30, 2002


                                                                         Non-                         Consolidated
Millions of dollars                    Lyondell       Guarantors      Guarantors      Eliminations      Lyondell
-------------------                  --------------  --------------  --------------   --------------  --------------
Sales and other operating revenues      $ 1,053        $    375       $    813        $    (724)        $ 1,517
Cost of sales                             1,059             336            642             (724)          1,313
Selling, general and
     administrative expenses                 55               8             23              - -              86
Research and development expense             15             - -            - -              - -              15
                                        -------        --------       --------        ---------         -------
Operating income (loss)                     (76)             31            148              - -             103
Interest income (expense), net             (189)              4              3              - -            (182)
Other income (expense), net                 (28)             19              6              - -              (3)
Income from equity investments              218             - -             11             (218)             11
Intercompany income (expense)               (29)             20             49              (40)            - -
Provision for (benefit from) income
     taxes                                  (26)             18             55              (65)            (18)
                                        -------        --------       --------        ---------         -------
Net income (loss)                      $    (78)      $      56       $    162        $    (193)       $    (53)
                                       ========       =========       ========        =========        ========


                                                 STATEMENTS OF INCOME
                                       For the Six Months Ended June 30, 2001

                                                                         Non-                         Consolidated
Millions of dollars                    Lyondell       Guarantors      Guarantors      Eliminations      Lyondell
-------------------                  --------------  --------------  --------------   --------------  --------------
Sales and other operating revenues      $ 1,212        $    437       $    841          $  (748)        $ 1,742
Cost of sales                             1,187             290            802             (748)          1,531
Selling, general and
     administrative expenses                 51               7             25              - -              83
Research and development expense             16             - -            - -              - -              16
Amortization of goodwill
     and other intangible assets              6               5              4              - -              15
                                        -------        --------       --------          -------         -------
Operating income (loss)                     (48)            135             10              - -              97
Interest income (expense), net             (194)              1              7              - -            (186)
Other income (expense), net                 (40)           (105)           147              - -               2
Income from equity investments              242             - -             44             (242)             44
Intercompany income (expense)               (73)             44             69              (40)            - -
Provision for (benefit from) income
     taxes                                  (35)             24             86              (88)            (13)
                                        -------        --------       --------          -------         -------
Net income (loss)                       $   (78)       $     51       $    191          $  (194)        $   (30)
                                        =======        ========       ========          =======         =======


                            STATEMENTS OF CASH FLOWS
                     For the Six Months Ended June 30, 2002

                                                                         Non-                         Consolidated
Millions of dollars                    Lyondell        Guarantors     Guarantors      Eliminations      Lyondell
-------------------                  --------------   -------------  --------------   --------------  --------------
Net income (loss)                       $ (78)           $  56          $ 162           $(193)           $ (53)
Adjustments to reconcile net
  income (loss) to net cash
  provided by (used in)
  operating activities:
     Depreciation and amortization         62               18             43            --                123
     Net changes in working
          capital and other               151               (8)          (161)            153              135
                                        -----            -----          -----           -----            -----
     Net cash provided by
          operating activities            135               66             44             (40)             205
                                        -----            -----          -----           -----            -----
Expenditures for property,
  plant and equipment                      (8)              (1)            (3)           --                (12)
Contributions and advances
  to affiliates                            (3)             (21)           (33)           --                (57)
                                        -----            -----          -----           -----            -----
     Net cash used in
          investing activities            (11)             (22)           (36)           --                (69)
                                        -----            -----          -----           -----            -----
Dividends paid                            (53)              (1)           (39)             40              (53)
Repayment of long-term debt               (15)            --               (1)           --                (16)
                                        -----            -----          -----           -----            -----
     Net cash used in
          financing activities            (68)              (1)           (40)             40              (69)
                                        -----            -----          -----           -----            -----
Effect of exchange rate
  changes on cash                        --                 (8)            10            --                  2
                                        -----            -----          -----           -----            -----
Increase (decrease) in cash
     and cash equivalents               $  56            $  35          $ (22)          $--              $  69
                                        =====            =====          =====           =====            =====


                            STATEMENTS OF CASH FLOWS
                     For the Six Months Ended June 30, 2001

                                                                         Non-                         Consolidated
Millions of dollars                    Lyondell        Guarantors     Guarantors      Eliminations      Lyondell
-------------------                  --------------   -------------  --------------   --------------  --------------
Net income (loss)                      $    (78)       $     51      $     191        $    (194)       $    (30)
Adjustments to reconcile net
  income (loss) to net cash provided
  by (used in) operating activities:
     Depreciation and amortization           68              23             41              - -             132
     Net changes in working
          capital and other                  32             (56)          (256)             154            (126)
                                       --------        --------      ---------        ---------        --------
     Net cash provided by
          (used in) operating
          activities                         22              18            (24)             (40)            (24)
                                       --------        --------      ---------        ---------        --------
Expenditures for property,
     plant and equipment                    (14)             (4)           (22)             - -             (40)
Contributions and advances
     to affiliates                          - -             (30)           (10)             - -             (40)
Distributions from affiliates
     in excess of earnings                  - -             - -             11              - -              11
                                       --------        --------      ---------        ---------        --------
     Net cash used in
          investing activities              (14)            (34)           (21)             - -             (69)
                                       --------        --------      ---------        ---------        --------
Dividends paid                              (53)            - -            (40)              40             (53)
Repayments of long-term debt                 (5)            - -            - -              - -              (5)
Other                                        (3)            - -            - -              - -              (3)
                                       --------        --------      ---------        ---------        --------
     Net cash used in
          financing activities              (61)            - -            (40)              40             (61)
                                       --------        --------      ---------        ---------        --------
Effect of exchange rate
     changes on cash                        - -              (1)           - -              - -              (1)
                                       --------        --------      ---------        ---------        --------
Increase (decrease) in
     cash and cash equivalents         $    (53)       $    (17)     $     (85)       $     - -        $   (155)
                                       ========        ========      =========        =========        ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Industrial production in the U.S. continued to grow in the second quarter 2002, contributing to an estimated 4% annual growth rate in the first six months of 2002 compared to a 6% contraction in the first six months of 2001. This growth rate was reflected in increased demand for most products at Lyondell and Equistar during the second quarter and first six months of 2002, leading to generally higher sales volumes. Nonetheless, the 2002 demand growth has not been sufficient to fully offset the effects of industry capacity additions during 2001 combined with a 3.7% contraction of U.S. industrial production from 2000 to 2001.

Raw material and energy costs, which had trended downward since the beginning of 2001, began to increase late in the first quarter 2002, partly in response to political uncertainties in the Middle East and Venezuela. During the second quarter 2002, crude oil and natural gas costs stabilized at the higher levels. Second quarter 2002 benchmark crude oil prices averaged 22% higher than in the first quarter 2002, while second quarter 2002 natural gas prices averaged 45% higher than in the first quarter 2002.

Nonetheless, raw material and energy costs were still lower in the second quarter and the first six months of 2002 than in the comparable 2001 periods. The benchmark price of crude oil averaged 5% lower in the second quarter 2002 and 15% lower in the first six months of 2002 than in the comparable 2001 periods. Natural gas prices, which spiked to historically high levels in January 2001, averaged 28% lower in the second quarter 2002 and 51% lower in the first six months of 2002 than in the comparable 2001 periods, resulting in lower energy costs.

Continuing demand growth in the second quarter 2002 provided support for increases in product sales prices. As a result, product margins began to improve during the second quarter 2002. However, the ongoing industry overcapacity and decreases in raw material costs during 2001 and most of the first quarter 2002 combined to put downward pressure on product sales prices, resulting in lower product sales prices in the first six months of 2002 compared to the first six months of 2001. Compared to the first six months of 2001, sales prices decreased more than the costs of raw materials. As a result, product margins in the first six months of 2002 were generally lower, particularly for Equistar, compared to the first six months of 2001.

RESULTS OF OPERATIONS

                            Lyondell Chemical Company

Revenues, Operating Costs and Expenses--Lyondell's operating results are reviewed below in the discussion of the intermediate chemicals and derivatives segment.

Loss from Equity Investment in Equistar--Lyondell's equity investment in Equistar resulted in a loss of $5 million in the second quarter 2002, which was comparable to a loss of $2 million in the second quarter 2001. Operating results for both the petrochemicals and the polymers segments for the second quarter 2002 were comparable to the second quarter 2001.

Lyondell's equity loss was $50 million for the first six months of 2002, an increase of $26 million compared to a loss of $24 million for the comparable 2001 period. The $26 million increase in the loss was due to lower margins in Equistar's petrochemicals segment, primarily in the first quarter 2002 compared to the first quarter 2001. The lower margins were primarily attributable to the negative effects of certain above-market, fixed-price purchase contracts, which are discussed further below, as well as the ongoing industry overcapacity. The increased petrochemicals segment loss was only partly offset by improved operating results in Equistar's polymers segment, primarily reflecting higher polymers margins in the first six months of 2002 compared to the first six months of 2001. In addition, the first six months of 2001 included Lyondell's $9 million share of shutdown costs for Equistar's Port Arthur polymer facility, which was permanently closed in February 2001.

Income from Equity Investment in LCR--Lyondell's income from its equity investment in LCR was $39 million in the second quarter 2002, which was comparable to income of $41 million in the second quarter 2001. Lyondell's equity income was $66 million in the first six months of 2002 and was comparable to income of $68 million for the first six months of 2001. In the second quarter and first six months of 2002, LCR's net income was negatively impacted by lower crude oil deliveries under the Crude Supply Agreement ("CSA") compared to the 2001 periods. LCR maintained crude oil processing levels through increased purchases of spot market crude oil, which had significantly lower margins in the 2002 periods compared to the 2001 periods and compared to CSA crude oil margins. LCR benefited from lower energy costs and lower interest costs in the second quarter and the first six months of 2002 compared to the 2001 periods.

Income Tax--The estimated annual effective tax rate for 2002 is a benefit of 25%, compared to a benefit of 31% in the first six months of 2001. Both rates reflected a tax benefit from domestic operating losses expected for the year. The lower 2002 rate reflects the effect of taxes on foreign income.

Net Income (Loss)--Net income for the second quarter 2002 was $2 million, which was comparable to net income of $4 million in the second quarter 2001. Net income in the second quarter 2001 included after-tax goodwill amortization of $5 million and a $4 million negative effect from a change in the estimated annual effective tax rate. Excluding these items, net income in 2002 would have decreased $11 million from an adjusted second quarter 2001 net income of $13 million. The decrease was spread relatively evenly across Lyondell, Equistar and LCR, and reflected generally lower margins in the second quarter 2002 compared to the second quarter 2001.

The net loss of $53 million for the first six months of 2002 increased $23 million from a net loss of $30 million for the first six months of 2001, which included goodwill amortization of $11 million after tax. Excluding the goodwill amortization, the $34 million increase in the first six months of 2002 net loss was primarily attributable to Lyondell's equity investment in Equistar. Equistar experienced a higher net loss in the first six months of 2002 due to lower prices, margins and volumes in its petrochemicals segment, primarily in the first quarter 2002, compared to the first six months of 2001. The higher petrochemicals segment losses in the first six months of 2002 were only partly offset by improved operating results in Equistar's polymers segment. Lyondell's operating results and its income from its equity investment in LCR in the first six months of 2002 were generally comparable to the first six months of 2001.

Second Quarter 2002 versus First Quarter 2002

Lyondell had net income of $2 million in the second quarter 2002 compared to a $55 million loss in the first quarter 2002. The improved second quarter 2002 results primarily reflected seasonally higher MTBE volumes and higher styrene monomer ("SM") margins at Lyondell, reduced losses at Equistar and improved performance at LCR. The reduction in Equistar's loss was due to higher petrochemicals segment prices and margins, partly offset by lower polymers segment margins. Both segments benefited from higher volumes. The improvement at LCR was the result of strong operating performance, higher aromatics margins and opportunities within the fuel markets, partly offset by lower deliveries of crude oil under the CSA.

Intermediate Chemicals and Derivatives Segment

Overview--The intermediate chemicals and derivatives ("IC&D") segment benefited from stronger domestic demand during the first six months of 2002, including increased demand in urethanes end-use markets such as automotive, housing, and home furnishings. This resulted in generally higher sales volumes in the second quarter and first six months of 2002 compared to the second quarter and first six months of 2001.

In the U.S., the cost of propylene, a key raw material, which had trended downward since the beginning of 2001, began to increase late in the first quarter 2002, putting pressure on margins. The benchmark cost of propylene averaged 28% higher in the second quarter 2002 than in the first quarter 2002 and 10% higher than in the second quarter 2001. However, for the first six months of 2002, the benchmark cost of propylene still averaged 12% lower than in the first six months of 2001. Lyondell benefited from lower energy costs in the first six months of 2002 compared to the 2001 period due to the significant decrease in natural gas costs in the U.S., especially compared to the first quarter 2001 when these natural gas costs spiked to historically high levels.

While the increased demand in the second quarter and the first six months of 2002 supported increases in sales prices during these periods, some industry overcapacity and the decreases in raw material costs during 2001 and most of the first quarter 2002 combined to put downward pressure on product sales prices, resulting in lower average sales prices in the second quarter and the first six months of 2002 compared to the 2001 periods. During the first six months of 2002, sales prices decreased more than the costs of raw materials when compared to the first six months of 2001. As a result, product margins were generally lower in the second quarter and first six months of 2002 compared to the 2001 periods. In addition, raw material costs continued to increase in the second quarter 2002 putting further downward pressure on second quarter 2002 margins.

During June 2002, construction was completed on a new butanediol ("BDO") production facility in Europe, known as BDO-2. Production of BDO commenced in July 2002.

The following table sets forth volumes, including processing volumes, included in sales and other operating revenues for this segment. Tertiary butyl alcohol ("TBA") is principally used to produce the derivative MTBE. Bayer's ownership interest in the U.S. PO manufacturing joint venture ("PO Joint Venture"), entered into by Lyondell and Bayer as part of a March 31, 2000 asset sale transaction, represents ownership of an in-kind portion of the PO production of the PO Joint Venture. Lyondell takes in kind the remaining PO production and all SM and TBA co-product production from the PO Joint Venture. Bayer's PO volumes are not included in sales and are excluded from the table.


                                                 For the three months ended      For the six months ended
                                                          June 30,                       June 30,
                                                -----------------------------  -----------------------------
In millions                                         2002           2001            2002           2001
-----------                                     ------------   ------------    ------------   ------------
PO, PO derivatives, TDI (pounds)                     732            648           1,517          1,370
Co-products:
  SM (pounds)                                        864            790           1,650          1,579
  MTBE and other TBA derivatives (gallons)           329            321             596            566

See "Item 3. Disclosure of Market and Regulatory Risk" for discussion of the potential impact of market and regulatory factors on MTBE volumes and margins.

Revenues--Revenues of $843 million in the second quarter 2002 decreased almost 6% compared to revenues of $893 million in the second quarter 2001 as lower sales prices were partly offset by higher sales volumes. MTBE and PO and derivatives sales prices were lower in the second quarter 2002, whereas SM sales prices were comparable to the second quarter 2001. MTBE sales prices were down significantly due to lower costs of raw materials, primarily butane and methanol, as well as a weaker gasoline market in 2002. Lower PO and derivatives sales prices reflected some industry overcapacity. Sales volumes for PO and derivatives, which includes toluene diisocyanate ("TDI"), increased 13% primarily due to higher demand for PO and higher BDO volumes as new contracts were initiated in support of BDO-2. SM sales volumes increased 9% due to a combination of higher demand and industry outages. TBA and derivatives sales volumes, primarily MTBE, increased 2%.

Revenues of $1.5 billion in the first six months of 2002 decreased 13% from revenues of $1.7 billion in the first six months of 2001 as lower sales prices were only partly offset by higher sales volumes. The lower sales prices in the first six months of 2002, to a large extent, reflected significantly lower raw material costs compared to the first six months of 2001. Sales volumes for PO and derivatives increased 11% primarily due to higher demand for PO and TDI in urethanes end-use markets and higher BDO volumes. These higher volumes were partly offset by lower deicer sales volumes due to the relatively mild 2001/2002 winter. Sales volumes also increased 5% for TBA and derivatives, primarily MTBE, and 4% for SM in the first six months of 2002 compared to the first six months of 2001.

Operating Income--Operating income was $65 million in the second quarter 2002 compared to operating income of $66 million in the second quarter 2001, which included $7 million of goodwill amortization. Excluding goodwill amortization, operating income would have decreased $8 million. Higher prices and margins for SM and TDI in the second quarter 2002 were more than offset by lower second quarter 2002 margins for MTBE. The seasonal increase in MTBE profitability was not as pronounced in the second quarter 2002 compared to the second quarter 2001, when MTBE profitability benefited from a strong seasonal upsurge in product margins.

Operating income was $103 million for the first six months of 2002, an increase of $6 million from operating income of $97 million in the first six months of 2001, which included $15 million of goodwill amortization. Excluding goodwill amortization, operating income would have decreased $9 million. The decrease reflected the negative effect of lower margins for MTBE and PO and derivatives due primarily to sales prices decreasing more than raw material costs. This was partly offset by the benefit from higher MTBE sales volumes and higher SM margins and sales volumes. SM margins and volumes improved on increased demand, primarily in the second quarter 2002. Operating income in the first six months of 2002 also benefited from the sale of the unprofitable aliphatic diisocyanates business in the third quarter 2001.

Second Quarter 2002 versus First Quarter 2002

Operating income in the second quarter 2002 was $65 million, a $27 million increase compared to $38 million in the first quarter 2002. The improvement was largely due to higher profitability from MTBE and SM. Second quarter 2002 MTBE margins were unusually low compared to those experienced in the past two years, as the margins did not experience their typical second quarter peak. This was attributed to a gasoline market that was depressed by high levels of inventories and imports in 2002. Industry spot MTBE raw material margins were reported to be 8 cents per gallon below the first quarter 2002, although Lyondell's margins were approximately equal to first quarter 2002 levels. However, due to a 30% increase in MTBE sales volumes, MTBE profit increased in the second quarter 2002 compared to the first quarter 2002. Lyondell's MTBE profitability for the first six months of 2002 was comparable to the first six months of 2001.

During the second quarter 2002, the SM industry experienced supply shortages due to a combination of demand growth and operating problems at some of Lyondell's competitors. To take advantage of this situation, Lyondell increased its SM sales volumes by 9% compared to the first quarter 2001. The sales volume increases were accompanied by higher industry prices. Benchmark SM prices increased by approximately 7 cents per pound compared to the first quarter 2002 average. However, the costs of raw materials for SM also increased and, as a result, industry raw material margins only grew by 1.4 cents per pound in the second quarter 2002. Lyondell's overall SM margin increase was somewhat less, due to its portfolio of SM contracts.

Second quarter 2002 profitability for PO and derivatives was comparable to the first quarter 2002. The normal seasonal decline in deicer sales volumes largely offset margin gains. As a result of sales price increases and changes in sales mix, second quarter 2002 PO and derivatives margins increased slightly despite price increases of approximately 4 cents per pound for propylene, the key raw material.

                             Equistar Chemicals, LP

Overview

U.S. demand for ethylene in the second quarter 2002 was approximately 7% higher than in the second quarter 2001 and 1.5% higher than in the first quarter 2002. For the first six months 2002, U.S. ethylene demand was an estimated 4.4% higher compared to the first six months of 2001. Nonetheless, the demand growth failed to absorb the effects of increases in worldwide ethylene industry capacity during 2001 or to offset the effects of a 10% contraction in U.S. ethylene demand from 2000 to 2001.

     Partly in response to political uncertainties in the Middle East and Venezuela, raw material and energy costs, which had trended downward since the beginning of 2001, rose rapidly toward the end of the first quarter 2002.

During the second quarter 2002, these costs stabilized at the higher levels. Second quarter 2002 benchmark crude oil prices averaged 22% higher than in the first quarter 2002, while second quarter 2002 natural gas prices averaged 45% higher than in the first quarter 2002.

     Nonetheless, raw material and energy costs were still lower in the second quarter and the first six months of 2002 than in the comparable 2001 periods. The benchmark price of crude oil averaged 5% lower in the second quarter 2002 and 15% lower in the first six months of 2002 than in the comparable 2001 periods. Natural gas prices, which spiked to historically high levels in January 2001, averaged 28% lower in the second quarter 2002 and 51% lower in the first six months of 2002 than in the comparable 2001 periods, resulting in lower energy costs.

The increased demand for ethylene in the first six months of 2002 as well as the higher raw material costs and industry outages in the second quarter 2002 provided support for sales price increases in the second quarter 2002. Average benchmark sales prices for ethylene were 17% higher in the second quarter 2002 compared to the first quarter 2002, while average benchmark prices for co-product propylene were 28% higher in the second quarter 2002 compared to the first quarter 2002. As a result, Equistar's second quarter 2002 operating margins approached the levels experienced in the second quarter 2001. However, on a six-month basis, 2002 margins were considerably below the comparable 2001 period.

For the first six months of 2002, the ongoing industry overcapacity and the decreases in raw material costs during 2001 and most of the first quarter 2002 resulted in lower product sales prices compared to the first six months of 2001. Average benchmark sales prices for ethylene were 31% lower in the first six months of 2002 compared to the first six months of 2001, while average benchmark prices for co-product propylene were 12% lower. Compared to the first six months of 2001, sales prices decreased more than the costs of raw materials. As a result, Equistar's product margins in the first six months of 2002 were generally lower compared to the first six months of 2001.

RESULTS OF OPERATIONS

Net Loss--Equistar's net loss of $28 million in the second quarter 2002 was comparable to a net loss of $30 million in the second quarter 2001, which included goodwill amortization of $9 million. Excluding the effect of the second quarter 2001 goodwill amortization, the net loss would have increased by $7 million in the second quarter 2002. Petrochemicals and polymers segment operating results in the second quarter 2002 were roughly comparable to the second quarter 2001, while interest expense increased by $6 million in the second quarter 2002 compared to the second quarter 2001. The increase in interest expense was due to the August 2001 refinancing of Equistar's debt, which included the issuance of fixed rate debt with higher rates of interest.

     Equistar's net loss before cumulative effect of accounting change was $154 million in the first six months of 2002 compared to a net loss of $107 million in the first six months of 2001. The first six months of 2001 included $17 million of goodwill amortization and $22 million of shutdown costs for Equistar's Port Arthur polyethylene facility. Excluding the effects of the goodwill amortization and shutdown costs, the net loss for the first six months of 2001 would have been $68 million. Compared to the adjusted net loss of $68 million for the first six months of 2001, the net loss for the first six months of 2002 increased by $86 million. The increased net loss reflected lower margins in the petrochemicals segment as sales prices decreased more than raw material costs. In addition, certain fixed-price natural gas and natural gas liquid ("NGL") supply contracts negatively impacted the first quarter 2002 by approximately $33 million. These fixed-price contracts largely expired by the end of the first quarter 2002. The petrochemicals segment margin decreases were only partly offset by the benefit of higher polymers segment margins and higher sales volumes in both segments.

Second Quarter 2002 versus First Quarter 2002

Equistar had a net loss of $28 million in the second quarter 2002 or an improvement of $98 million compared to a net loss before cumulative effect of accounting change of $126 million in the first quarter 2002. The petrochemicals segment reported operating income of $79 million in the second quarter 2002 compared to an operating loss of $24 million in the first quarter 2002, a $103 million improvement. The polymers segment had an operating loss of $26 million in the second quarter 2002 compared to an operating loss of $21 million in the first quarter 2002.

Improvement in the petrochemicals segment was driven by sales price increases across the entire product line, while Equistar's net cost of ethylene production remained relatively stable. Benchmark ethylene prices increased 3.25 cents per pound, or 17%, in the second quarter 2002 compared to the first quarter 2002. The average cost of ethylene production for the industry increased by approximately 1.2 cents per pound. However, Equistar's cost of ethylene production, which was aided by Equistar's higher proportionate utilization of heavy liquid raw materials, did not experience the same increase. The heavy liquid raw material utilization provided benefits from higher co-product prices as propylene, benzene and butadiene sales price increases offset heavy liquid raw material cost increases. Also contributing to the sequential improvement was the expiration of certain fixed-price natural gas and NGL supply contracts, which negatively impacted the first quarter 2002 by approximately $33 million. Petrochemicals segment sales volumes increased 5% in the second quarter 2002 compared to the first quarter 2002.

Sales price increases in Equistar's polymers segment kept pace with price increases in ethylene and propylene, the key raw materials for polymers. Sales volumes for the polymers segment increased by 6% in the second quarter 2002 compared to the first quarter 2002. Overall, performance in this segment remained relatively unchanged. The sales volume increases for both segments of 5% to 6% were in line with industry trends.

Segment Data

The following tables reflect selected actual sales volume data, including intersegment sales volumes, and summarized financial information for Equistar's business segments.


                                                        For the three months ended       For the six months ended
                                                                 June 30,                        June 30,
                                                       -----------------------------   -----------------------------
  In millions                                              2002            2001            2002            2001
  -----------                                          -------------    ------------    ------------   -------------
  Selected petrochemicals products:
      Olefins (pounds)                                     4,393            4,072           8,530          8,313
      Aromatics (gallons)                                    103               98             189            188
  Polymers products (pounds)                               1,593            1,396           3,101          2,837

  Millions of dollars
  -------------------
  Sales and other operating revenues:
  Petrochemicals segment                                  $  1,318         $  1,475        $  2,311       $  3,164
  Polymers segment                                             479              516             889          1,058
  Intersegment eliminations                                   (335)            (391)           (602)          (849)
                                                          --------         --------        --------       --------
      Total                                               $  1,462         $  1,600        $  2,598       $  3,373
                                                          ========         ========        ========       ========
  Cost of sales:
  Petrochemicals segment                                  $  1,236         $  1,393        $  2,251       $  2,961
  Polymers segment                                             489              520             903          1,133
  Intersegment eliminations                                   (335)            (391)           (602)          (849)
                                                          --------         --------        --------       --------
      Total                                               $  1,390         $  1,522        $  2,552       $  3,245
                                                          ========         ========        ========       ========
  Other operating expenses:
  Petrochemicals segment                                  $      3         $      1        $      5       $      7
  Polymers segment                                              16               19              33             37
  Unallocated                                                   31               44              61             84
  Unusual charges                                              - -              - -             - -             22
                                                          --------         --------        --------       --------
      Total                                               $     50         $     64        $     99       $    150
                                                          ========         ========        ========       ========
  Operating income (loss):
  Petrochemicals segment                                  $     79         $     81        $     55       $    196
  Polymers segment                                             (26)             (23)            (47)          (112)
  Unallocated                                                  (31)             (44)            (61)           (84)
  Unusual charges                                              - -              - -             - -            (22)
                                                          --------         --------        --------       --------
      Total                                               $     22         $     14        $    (53)      $    (22)
                                                          ========         ========        ========       ========


Petrochemicals Segment

Revenues--Revenues of $1.3 billion in the second quarter 2002 decreased 11% compared to second quarter 2001 revenues of $1.5 billion as a result of lower average sales prices, which were partly offset by 5% higher sales volumes. The lower sales prices in the second quarter 2002 reflect the effects of lower raw material costs and excess industry capacity. Benchmark quoted ethylene prices averaged 22.6 cents per pound in the second quarter 2002, a 21% decrease compared to the second quarter 2001. However, average benchmark prices of co-product propylene increased 10% compared to the second quarter 2001, partly offsetting the ethylene decrease. Sales volumes increased due to demand growth in the second quarter 2002.

Revenues of $2.3 billion for the first six months of 2002 decreased 27% compared to the first six months of 2001 as lower 2002 average sales prices were only partly offset by a 2% increase in sales volumes. Sales prices in the first six months of 2002 averaged 29% lower than in the first six months of 2001 as a result of the effects of lower raw material costs and excess industry capacity.

Operating Income--The petrochemicals segment had operating income of $79 million in the second quarter 2002 compared to $81 million in the second quarter 2001. Operating margins in the second quarter 2002 were slightly lower than in the second quarter 2001. This was offset by the benefit from a 5% increase in sales volumes in the second quarter 2002 compared to the second quarter 2001.

Operating income of $55 million for the first six months of 2002 decreased from $196 million in the first six months of 2001. The decrease was primarily due to lower margins as sales prices decreased more than raw material costs in the first six months of 2002 compared to the first six months of 2001. Costs were also higher in the first quarter 2002 due to certain fixed price natural gas and NGL supply contracts entered into in early 2001. In the first quarter 2002, Equistar's costs under these fixed-price contracts were approximately $33 million higher than market-based contracts would have been, whereas these contracts benefited the first six months of 2001 by approximately $10 million. These fixed-price contracts largely expired by the end of the first quarter 2002.

Polymers Segment

Revenues--Revenues of $479 million in the second quarter 2002 decreased 7% compared to $516 million in the second quarter 2001, reflecting a 19% decrease in average sales prices offset by a 14% increase in sales volumes. Second quarter 2002 average sales prices decreased in response to lower raw material costs, primarily ethylene. The higher sales volumes reflected improvement in demand.

Revenues of $889 million for the first six months of 2002 decreased 16% compared to $1,058 million in the first six months of 2001 due to a 23% decrease in average sales prices offset by a 9% increase in sales volumes.

Operating Income--The polymers segment had an operating loss of $26 million in the second quarter 2002 compared to a $23 million operating loss in the second quarter 2001. Operating margins in the second quarter 2002 were comparable to the second quarter 2001.

For the first six months of 2002, the operating loss was $47 million compared to an operating loss of $112 million in the comparable 2001 period. The reduced operating loss was due to improvement in polymer margins and, to a lesser extent, higher sales volumes. Margins improved in the first six months of 2002 compared to the first six months of 2001 as decreases in sales prices were less than the decreases in polymer raw material costs.

Unallocated Items

The following discusses expenses that were not allocated to the petrochemicals or polymers segments.

Other Operating Expenses--Other operating expenses not allocated to the petrochemicals and polymers segments were $31 million in the second quarter 2002 compared to $44 million in the second quarter 2001 and $61 million in the first six months of 2002 compared to $84 million in the first six months of 2001. The decreases were primarily due to goodwill amortization of $9 million and $17 million included in the second quarter 2001 and the first six months of 2001, respectively, as well as cost reduction efforts. Goodwill amortization ceased effective January 1, 2002. See Note 2 of Notes to Consolidated Financial Statements.

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

                           LYONDELL-CITGO Refining LP

Refining Segment

Overview--Beginning in March 2002, PDVSA Petroleo, S.A. ("PDVSA Oil") reduced deliveries of extra heavy Venezuelan crude oil to LCR under the CSA based on a declared force majeure. See Note 11 of Notes to Consolidated Financial Statements. As a result, processing of CSA crude oil averaged 201,000 barrels per day in the second quarter 2002 compared to 236,000 barrels per day in the second quarter 2001. Processing of CSA crude oil averaged 215,000 barrels per day in the first six months of 2002 compared to 233,000 barrels per day in the first six months of 2001. In the first six months of 2001, LCR benefited from the acceleration of CSA crude oil deliveries in anticipation of a major fourth quarter 2001 turnaround. This resulted in higher than contract level CSA crude oil processing rates during the first six months of 2001, allowing LCR to attain the 230,000 barrels per day contract processing rate for the full year 2001. As a result of the fourth quarter 2001 turnaround, CSA crude oil inventory was also carried over into 2002, which permitted higher CSA crude processing rates in the first six months of 2002 than would have been possible based on the reduced delivery levels resulting from the PDVSA Oil declared force majeure.

LCR was favorably affected in the second quarter and first six months of 2002 by the significant decrease in natural gas costs, compared to the 2001 periods, particularly the first quarter 2001, when natural gas costs spiked to historically high levels. Compared to the second quarter 2001, LCR's operating costs decreased approximately $10 million in the second quarter 2002 due to lower natural gas costs. For the first six months of 2002, LCR's operating costs were approximately $33 million lower due to lower natural gas costs. A weaker gasoline market during the first six months of 2002 reduced the margins that LCR realized on its spot purchases of crude oil compared to the first six months of 2001 when the gasoline market and margins on spot purchases were relatively higher.

The following table sets forth, in thousands of barrels per day, sales volumes for LCR's refined products and processing rates for the periods indicated:


                                                         For the three months ended       For the six months ended
                                                                  June 30,                        June 30,
                                                        -----------------------------   -----------------------------
Thousand barrels per day                                    2002            2001           2002            2001
------------------------                                -------------    ------------   ------------    ------------
Refined products:
     Gasoline                                                120              113            113             110
     Diesel and heating oil                                   83               70             82              70
     Jet fuel                                                 14               21             18              20
     Aromatics                                                 9                7              9               8
     Other refined products                                  100              105            105             106
                                                            ----             ----           ----            ----
          Total refined products volumes                     326              316            327             314
                                                            ====             ====           ====            ====
Crude oil processing rates:
     Crude Supply Agreement                                  201              236            215             233
     Other crude oil                                          58               20             45              24
                                                            ----             ----           ----            ----
          Total crude oil processing rates                   259              256            260             257
                                                            ====             ====           ====            ====

Revenues--LCR's revenues, including sales to affiliates, were $838 million in the second quarter 2002, a 10% decrease from second quarter 2001 revenues of $932 million. The decrease was primarily due to lower sales prices for refined products, partly offset by a 3% increase in sales volumes. The lower sales prices reflected generally lower gasoline and other fuels prices in the second quarter 2002 compared to the second quarter 2001. Total crude processing rates were comparable, averaging 259,000 barrels per day in the second quarter 2002 and 256,000 barrels per day in the second quarter 2001. However, spot market crude processing rates averaged 58,000 barrels per day in the second quarter 2002 compared to only 20,000 barrels per day in the second quarter 2001.

Revenues for the first six months of 2002 were $1.55 billion, a decrease of 16% from revenues of $1.84 billion for the 2001 period. The decrease was primarily due to lower sales prices for refined products, partly offset by a 4% increase in sales volumes. Total crude processing rates were comparable, averaging 260,000 barrels per day in the first six months of 2002 and 257,000 barrels per day in the first six months of 2001. Spot market crude processing rates averaged 45,000 barrels per day in the first six months of 2002 compared to only 24,000 barrels per day in the first six months of 2001.

Interest Expense--LCR's interest expense was $7 million in the second quarter 2002 compared to $15 million in the second quarter 2001 and $15 million in the first six months of 2002 compared to $31 million in the first six months of 2001. Debt issuance cost amortization and interest rates were higher in the 2001 periods as a result of the refinancing of LCR's debt in May and September 2000. LCR's debt was refinanced again in July 2001 on a more favorable basis.

Net Income--LCR had net income of $63 million in the second quarter 2002 compared to $66 million in the second quarter 2001 and net income of $104 million for the first six months of 2002 compared to $108 million for the first six months of 2001. In both the second quarter and first six months of 2002, LCR's net income was negatively impacted by lower CSA crude oil deliveries compared to the 2001 periods. LCR maintained crude oil processing levels through increased purchases of spot market crude oil, which had significantly lower margins in the 2002 periods compared to the 2001 periods and compared to CSA crude oil margins. The second quarter and first six months of 2002 benefited from lower energy costs and lower interest costs compared to the 2001 periods. During the second quarter 2001, LCR benefited from a favorable impact due to the timing of CSA pricing escalation clauses related to natural gas prices. However, these benefits were substantially offset by the negative effect of an outage related to Tropical Storm Allison, which also occurred in the second quarter 2001.

Second Quarter 2002 versus First Quarter 2002

LCR had net income of $63 million in the second quarter 2002 compared to net income of $41 million in the first quarter 2002. The second quarter 2002 was negatively impacted by a reduction in CSA deliveries. However, the second quarter 2002 benefited from LCR taking advantage of strong operating performance, higher aromatics margins and opportunities within the fuels markets.


Throughout the second quarter 2002, CSA crude oil deliveries remained constrained by the force majeure declared by PDVSA Oil in January 2002. As a result, deliveries to LCR were reduced to 190,000 barrels per day during the second quarter 2002. LCR processed 201,000 barrels per day of CSA crude oil out of a total of 259,000 barrels per day processed in the second quarter 2002. Compared to the first quarter 2002, CSA processing volumes were down 28,000 barrels per day in the second quarter 2002, while spot market volumes increased by 26,000 barrels per day.

FINANCIAL CONDITION

Operating Activities--Lyondell's operating activities provided cash of $205 million in the first six months of 2002 compared to the first six months of 2001 when operations used cash of $24 million. The significant improvement in the first six months of 2002 compared to the first six months of 2001 was primarily due to a federal income tax refund and working capital reduction.

During the first six months of 2002, Lyondell received a $97 million federal income tax refund related to income tax benefits recorded in 2001. The income tax benefit was reflected in prepaid expenses and other current assets at December 31, 2001.

Lyondell's working capital decreased during the first six months of 2002 compared to an increase during the first six months of 2001. The major components of working capital - receivables, inventory and payables - decreased by a net $32 million in the first six months of 2002, primarily due to decreases in receivables and inventory. The decrease in receivables was due to improved collection efficiency and an increase in the amount of receivables sold under a receivable sales agreement, while the inventory reduction reflected higher sales volumes. By contrast, in the first six months of 2001, these major components of working capital increased by a net $37 million.

Investing Activities--The following table summarizes the capital expenditures of Lyondell and its affiliates as well as their 2002 budgeted capital spending.

                                              For the six months             Capital Budget
                                             ended June 30, 2002                  2002
                                           -------------------------    -------------------------
                                             100%         Lyondell        100%         Lyondell
Millions of dollars                          Basis          Share         Basis         Share
-------------------                        ----------     ----------    ----------    -----------
Capital expenditures by:
    Lyondell                                $   12        $   12         $  55         $   55
    Equistar                                    29            12            94             39
    LCR                                         42            25           104             61
                                                          ------                       ------
        Total capital expenditures                            49                          155
    Contributions to PO-11 Joint Venture                      21                           75
                                                          ------                       ------
        Total 2002 capital budget                         $   70                       $  230
                                                          ======                       ======

The 2002 capital budgets of Lyondell and its affiliates include spending for regulatory compliance, maintenance and cost reduction projects. Lyondell currently estimates that 2002 capital expenditures, including contributions to the PO-11 Joint Venture, will be 5% to 10% below the annual budget amounts.

The following table summarizes Lyondell's distributions from and contributions to its affiliates for the six months ended June 30, 2002.

                                       Distributions
Millions of  dollars                       from           Contributions
--------------------                    Affiliates        to Affiliates
                                      ---------------    ---------------
Affiliate:
   Equistar                              $    - -          $    - -
   LCR                                         51                27
   PO-11 Joint Venture                        - -                21
   PO Joint Venture                           - -                 2
   LMC                                        - -                 4
   Other                                      - -                 3
                                         --------          --------
       Total                             $     51          $     57
                                         ========          ========

In the first six months of 2002, there were no distributions from affiliates in excess of earnings. LCR made cash distributions of $51 million, which were less than Lyondell's $66 million share of LCR's net income for the first six months of 2002. In addition, Lyondell contributed $27 million to LCR for capital projects.

Effective May 1, 2002, LMC became a wholly owned subsidiary of Lyondell. The impact of consolidating the LMC methanol operations, which had previously been accounted for using the equity method, was not material.

During the second quarter 2002, Lyondell contributed $3 million to a mutual insurance company formed by Lyondell and other companies in the industry, including Equistar and LCR, to provide catastrophic business interruption and excess property damage insurance coverage for its members.

Financing Activities--Lyondell paid a regular quarterly dividend of $0.225 per share of common stock in the first two quarters of 2002, totaling $53 million. On July 11, 2002, the board of directors of Lyondell declared a regular quarterly dividend of $0.225 per share of common stock, payable September 16, 2002.

Lyondell also made debt payments of $16 million during the first half of 2002 primarily using proceeds of certain asset sales as required by the terms of the credit facility.

See "Liquidity and Capital Resources" section below for a discussion of Lyondell's debt and equity offerings and amendments to its credit facility, to the BDO-2 transaction documents and to the indentures related to its senior notes, occurring subsequent to June 30, 2002.

Deferred Tax Assets--The deferred tax assets classified as current assets decreased by $254 million during the first six months of 2002. The reduction primarily represented a change in the timing of anticipated realization of the tax benefits of domestic net operating loss ("NOL") carryforwards. These benefits, which are expected to be realized within the next few years, have been reclassified from current assets to net long-term liabilities on the consolidated balance sheet. Entering 2002, based on preliminary evidence of increasing demand, management believed that 2002 operating results sufficient to permit utilization of these NOLs were achievable. However, the rapid escalation of raw material costs late in the first quarter 2002 had a significant negative effect on Lyondell's first quarter 2002 operating results, particularly on the earnings from its equity investment in Equistar. The uncertainties created by the escalation of raw material costs and the political unrest in the Middle East, as well as Venezuela, compounded the uncertainty as to the timing and extent of the anticipated upturn in world economic activity. Accordingly, the increased demand could be short lived and not representative of a robust improvement in the economy. Based on the above factors, management concluded in the first quarter 2002 that it was appropriate to classify the deferred tax assets related to the NOL carryforwards as long term. There was no change in management's expectation that these deferred tax assets will be fully realized.

Liquidity and Capital Resources--At June 30, 2002, Lyondell had cash on hand of $215 million. In early July 2002, Lyondell completed debt and equity offerings, as well as amendments to its credit facility, to the BDO-2 transaction documents and to the indentures related to its senior notes, increasing cash by approximately $150 million. See "Subsequent Events" below.

Lyondell believes that conditions will be such that cash balances, cash generated from operating activities, and funds from lines of credit will be adequate to meet anticipated future cash requirements, including scheduled debt repayments, necessary capital expenditures, ongoing operations and dividends.

Subsequent Events--In early July 2002, Lyondell issued $278 million principal amount of 11.125% senior secured notes due 2012, using proceeds of $204 million to prepay $200 million of the principal amount outstanding under Term Loan E of the credit facility and a $4 million prepayment premium. The remaining net proceeds, after discount and fees, of approximately $65 million will be used for working capital and general corporate purposes. Lyondell also issued 8.28 million shares of common stock, receiving net proceeds of $110 million that will be used for working capital and general corporate purposes.

The amended and restated credit facility extended the maturity of the revolving credit facility from July 2003 to June 2005, reduced the size of the revolving credit facility from $500 million to $350 million, made certain financial ratio requirements less restrictive, made the covenant limiting acquisitions more restrictive and added a covenant limiting certain non-regulatory capital expenditures. Also, after receiving consents from the holders of the senior secured and senior subordinated notes, Lyondell amended the indentures related to those notes. The principal indenture amendment removed a limitation that had restricted payment of Lyondell's current $0.90 per share annual dividend to a specified number of shares. As a result of the amendment, the $0.90 per share annual dividend may be paid on all current and future common shares outstanding. Lyondell paid fees totaling $17 million related to the amendments.

The availability of the revolving credit facility is reduced to the extent of certain outstanding letters of credit issued under the credit facility, which totaled $47 million as of June 30, 2002.

As a result of the early retirement of a portion of Term Loan E, and the amendment and restatement of the credit facility, Lyondell will recognize the $4 million prepayment premium and the writeoff of unamortized debt issuance costs of $7 million, or a total of $7 million after tax, as an extraordinary charge on early debt retirement in the third quarter 2002.

Long-Term Debt--The amended and restated credit facility and the amended indentures pertaining to Lyondell's senior secured notes and senior subordinated notes contain covenants that, subject to exceptions, restrict sale and leaseback transactions, lien incurrence, debt incurrence, dividends, investments, non-regulatory capital expenditures, certain payments, sales of assets and mergers and consolidations. In addition, the credit facility requires Lyondell to maintain specified financial ratios and consolidated net worth, as defined in the credit facility. The breach of these covenants could permit the lenders to declare the loans immediately payable and could permit the lenders under

Lyondell's credit facility to terminate future lending commitments. Lyondell was in compliance with all such covenants as of June 30, 2002.

Construction Lease--Construction of the new BDO-2 production facility in Europe was completed in June 2002 and was financed by an unaffiliated entity that had been established for the purpose of serving as lessor with respect to this facility. Lyondell leased the facility under an operating lease for an initial term of five years, beginning in July 2002. Future minimum annual lease payments under the operating lease, amounting to $16 million per year using June 30, 2002 exchange rates and interest rates, are equivalent to interest on the final construction costs, including interest incurred on the construction costs during construction. The interest rate specified in the lease is based on EURIBOR plus 3.75%.

Lyondell may, at its option, renew the lease for four additional five-year terms or may purchase the facility at any time during the lease terms at the lessor's cost of construction. If Lyondell does not exercise the purchase option before the end of the last renewal period, the facility will be sold. In the event the sales proceeds are less than the lessor's construction costs, Lyondell will pay the difference to the lessor, but not more than the guaranteed residual value. The guaranteed residual value currently is estimated at 172 million euros, or $170 million, using June 30, 2002 exchange rates. The decrease in the guaranteed residual value from the 206 million euros estimated at December 31, 2001 resulted from construction costs being lower than the original estimate. Under the transaction documents related to BDO-2, Lyondell is subject to certain financial and other covenants that are substantially the same as those contained in Lyondell's credit facility. In early July 2002, the BDO-2 transaction documents were amended to incorporate the revised covenants from the amended and restated credit facility.

Guarantees of Equistar Debt--Lyondell is guarantor of $300 million of Equistar debt and a co-obligor with Equistar for $31 million of debt.

Joint Venture Debt--At June 30, 2002, the outstanding debt of Lyondell's joint ventures to parties other than Lyondell was $2.3 billion for Equistar and $495 million for LCR. This debt is not carried on Lyondell's balance sheet because, with the exception of the amounts described in the preceding section, Lyondell has no obligation with respect to that debt. The ability of the joint ventures to distribute cash to Lyondell is reduced by current weak business conditions and their respective debt service obligations.

Equistar Liquidity and Capital Resources--Equistar's credit facility and the indenture governing Equistar's senior unsecured notes contain covenants that, subject to exceptions, restrict sale and leaseback transactions, investments, non-regulatory capital expenditures, certain payments, lien incurrence, debt incurrence, sales of assets and mergers and consolidations. In addition, the credit facility requires Equistar to maintain certain specified financial ratios. The breach of these covenants could permit the lenders to declare the loans immediately payable and could permit the lenders under Equistar's credit facility to terminate future lending commitments. Furthermore, a default under Equistar's debt instruments which results in, or permits, the acceleration of more than $50 million of indebtedness would constitute a cross-default under Lyondell's credit facility.

Equistar amended its credit facility in late March 2002, making certain financial ratio requirements less restrictive, making the covenant limiting acquisitions more restrictive and adding a covenant limiting certain non-regulatory capital expenditures. The amendment increased the interest rate on the credit facility by 0.5% per annum. Equistar was in compliance with all covenants under its debt instruments as of June 30, 2002.

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

Early in 2002, Equistar's credit rating was lowered by two major rating agencies, which permitted the early termination of one of Equistar's railcar leases by the lessor. As a result, Equistar renegotiated the lease during the first quarter 2002, resulting in a payment of additional fees and a $17 million prepayment, which is being amortized over the remaining lease term. The prepayment reduced the guaranteed residual value and reduced future lease payments. The guaranteed residual value at June 30, 2002 was $85 million.

Two of the three Equistar railcar operating leases contain financial and other covenants that are substantially the same as those contained in Equistar's credit facility. A breach of these covenants could permit the early termination of these railcar leases by the lessors. Under one of the leases, the covenants were automatically updated with the March 2002 amendment to the credit facility. Under the other lease, Equistar amended the covenants to incorporate the March 2002 amendment to the credit facility. The amendment, which was completed in the second quarter 2002, required the payment of additional fees and a $16 million prepayment, which is being amortized over the remaining lease term. The $16 million prepayment reduced the guaranteed residual value and the future lease payments. The guaranteed residual value at June 30, 2002 was $72 million. Equistar plans either to exercise the purchase option under this lease or to enter into a new lease arrangement with another lessor covering the subject railcars, prior to December 31, 2002.

The third railcar lease, with a guaranteed residual value of $34 million at June 30, 2002, terminates in December 2002. Equistar plans either to exercise its option to purchase the railcars covered by this lease or to enter into another lease arrangement with a new lessor covering the subject railcars.

The total guaranteed residual value under these leases at June 30, 2002, after considering the prepayments noted above, was approximately $191 million. Based on indications of lower current market values, Equistar has estimated a potential loss on two of these leases and is accruing this amount ratably over the remaining terms of the respective leases.

LCR Liquidity and Capital Resources--In July 2001, LCR obtained new credit facilities, consisting of a $450 million term loan and a $70 million revolving credit facility, both of which mature in January 2003. Management has initiated the refinancing process and, based on previous experience in refinancing LCR's debt and the current conditions of the financial markets, anticipates that this debt can be refinanced prior to its maturity.

PROPOSED TRANSACTIONS WITH OCCIDENTAL

Early in 2002, Lyondell and Occidental agreed in principle to Lyondell's acquisition of Occidental's 29.5% interest in Equistar and to Occidental's acquisition of an equity interest in Lyondell. On June 3, 2002, Millennium advised Lyondell and Occidental that it would not participate, under its formal right of first offer, in the acquisition of Occidental's Equistar interest and, accordingly, Occidental and Lyondell signed definitive documents on July 8, 2002. Closing of the transactions is subject to certain conditions, including approval by Lyondell's shareholders. A special meeting of Lyondell's shareholders is scheduled for August 21, 2002. Lyondell anticipates that these transactions will close by September 1, 2002. However, there can be no assurance that the proposed transactions will be completed.

CURRENT BUSINESS OUTLOOK

Third quarter 2002 operating results will largely depend on the strength of the global economy. However, the near-term volatility of product markets as well as the energy market are difficult to forecast. While there is optimism that the global economic recovery will continue, management also believes that it is prudent to remain cautious. As a result of the recent financing, Lyondell is better positioned financially should there be disruptions or delays in the recovery. Barring such delays, Lyondell expects the IC&D segment to perform at slightly lower levels in the third quarter 2002 compared to the second quarter 2002. During the third quarter 2002, Lyondell anticipates that the IC&D business segment will feel the full impact of recent propylene price increases, and MTBE profit levels will experience some seasonal decline.

The same propylene price increase is expected to benefit Equistar, where some continued financial improvement is expected based on momentum in prices for polymers and co-products such as propylene. LCR's performance is expected to decrease slightly in the third quarter 2002 from the second quarter 2002 due to the contractual resetting of certain formula-based costs within the CSA contract. Barring any significant actions by PDVSA, CSA processing rates for the first two months of the third quarter 2002 are expected to average 215,000 barrels per day.

RECENT ACCOUNTING STANDARDS

Effective January 1, 2002, Lyondell implemented Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, SFAS No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The primary impact of the statement on Lyondell will be the classification of losses that result from the early extinguishment of debt as a charge to income before extraordinary items. Reclassification of prior period losses that were originally reported as extraordinary items also will be required. Application of the statement will be required in 2003.

In July 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities. SFAS No. 146 addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities, essentially codifying prior accounting guidance on these matters. SFAS No. 146 will be effective for activities initiated after December 31, 2002. Early application is permitted. Lyondell does not expect adoption of SFAS No. 146 to have any impact on the consolidated financial statements of Lyondell, Equistar or LCR.

See "Results of Operations" and Notes 2 and 16 of Notes to Consolidated Financial Statements.

Item 3.  Disclosure of Market and Regulatory Risk.

Lyondell's exposure to market and regulatory risks is described in Item 7a of its Annual Report on Form 10-K for the year ended December 31, 2001. Lyondell's exposure to market and regulatory risks has not changed materially in the six months ended June 30, 2002, except as noted below.

Certain federal and state governmental initiatives in the U.S. have sought either to rescind the oxygen requirement for reformulated gasoline or to restrict or ban the use of MTBE. On April 25, 2002, the U.S. Senate passed its version of an omnibus energy bill, which, among other things, would ban the use of MTBE as a fuel oxygenate. The Senate bill is not law and needs to be reconciled with the U.S. House of Representatives' omnibus energy bill, which was passed in July 2001 and which would not ban the use of MTBE. Lyondell's North American MTBE sales represented approximately 27% of its total 2001 revenues.

Lyondell does not expect these initiatives to have a significant impact on MTBE margins or volumes in 2002. However, beginning in 2003, several major oil companies have announced plans to discontinue the use of MTBE in gasoline produced for California markets. Currently, the California-market MTBE volumes of these companies account for an estimated 15% of U.S. MTBE industry demand and 10% of worldwide MTBE industry demand. Lyondell intends to continue marketing MTBE in the U.S. However, should it become necessary or desirable to significantly reduce MTBE production, Lyondell would need to make capital expenditures to add the flexibility to produce alternative gasoline blending components at its U.S.-based MTBE plants. The profit margins on such alternative gasoline blending components could be lower than those historically realized on MTBE.

Additionally, Lyondell has an MTBE sales contract with BP p.l.c. ("BP"), which expires December 31, 2002 and represents approximately 15% of Lyondell's worldwide MTBE sales volumes. The contract provides for formula-based prices that, historically, have been higher than market prices. If sales under the MTBE sales contract with BP had been priced at then prevailing MTBE market prices, Lyondell's 2001 net income would have been reduced by approximately $16 million. Lyondell anticipates that the MTBE production previously sold under this contract will be sold under market-based sales agreements and in the spot market.

New air pollution standards promulgated by federal and state regulatory agencies in the U.S., including those specifically targeting the eight-county Houston/Galveston region, will affect a substantial portion of the operating facilities of Lyondell, Equistar and LCR. Compliance with these standards will result in increased capital investment during the next several years and higher annual operating costs for Lyondell, Equistar and LCR. Recently proposed revisions by the regulatory agencies would change the required nitrogen oxides, or NOx, reduction levels from 90% to 80%. However, any potential resulting savings from this proposed revision could be offset by the costs of stricter proposed controls over volatile organic compounds, or VOCs. Lyondell is still assessing the impact of these proposed regulations and there can be no guarantee as to the ultimate capital cost of implementing any final plan developed to ensure ozone attainment by the 2007 deadline. See Note 11 of Notes to Consolidated Financial Statements.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this report are "forward-looking statements" within the meaning of the federal securities laws. Although Lyondell believes the expectations reflected in such forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties, and Lyondell can give no assurance that such expectations will prove to have been correct. Lyondell's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including:

o    the cyclical nature of the chemical and refining industries,

o    uncertainties associated with the United States and worldwide economies,

o substantial chemical and refinery capacity additions resulting in oversupply and declining prices and margins,

o    the availability and cost of raw materials and utilities,

o    access to capital markets,

o    technological developments,

o current and potential governmental regulatory actions in the United States and in other countries,

o    potential terrorist acts,

o operating interruptions (including leaks, explosions, fires, mechanical failure, unscheduled downtime, labor difficulties, transportation interruptions, spills and releases and other environmental risks), and

o Lyondell's ability to implement its business strategies, including cost reductions.

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

         On April 30, 2002, Lyondell and Bayer settled the claims of Bayer in relation to its March 2000 purchase of Lyondell's polyols business. Lyondell had received notice of these claims in June 2001, which had alleged various breaches of representations and warranties related to the condition of the business and assets and which had sought damages in excess of $100 million. The settlement included new or amended commercial agreements between the parties, generally relating to the existing PO partnership between Bayer and Lyondell. As a whole, the new or amended agreements provide new business opportunities and value for both parties over the next five to ten years. Concurrent with the settlement, Lyondell made a $5 million indemnification payment to Bayer. The settlement, including the indemnification payment, had no net effect on Lyondell's financial position or results of operations.

Item 2.  Changes in Securities and Use of Proceeds

         In early July 2002, Lyondell received the consent of the holders of its 9.50% senior secured notes due 2008, its 9.625% senior secured notes, series A, due 2007, its 9.875% senior secured notes, series B, due 2007 and its 10.875% senior subordinated notes due 2009 to amend certain provisions of the indentures governing those notes.

         The indentures were amended to revise an existing exception to the "Restricted Payments" limitation in the indentures. Prior to the amendment, the exception permitted Lyondell to pay its current $0.90 per share annual dividend on all shares of its common stock that were outstanding prior to the amendment plus a limited number of additional shares. The amendment permits Lyondell to pay that dividend on all of those shares and on all additional shares that may be issued from time to time in the future.

         In addition, the amendments revised:

         o in the senior secured notes indentures, provisions to allow the proceeds from certain asset sales by certain Lyondell subsidiaries that are not guarantors of the senior secured notes to be used to repay indebtedness of those subsidiaries, rather than indebtedness of Lyondell or subsidiaries of Lyondell that are guarantors of the senior secured notes; and

         o provisions in the indentures that would delay any designation of Equistar or any other specified joint venture, as defined in the indentures, as a subsidiary until that designation would not result in a default under the restrictive covenants of the indentures.

         These changes give Lyondell increased flexibility to cause Equistar to become a restricted subsidiary as defined in the indentures.

         None of the amendments altered the interest rate or maturity date of the notes, Lyondell's obligation to make principal and interest payments on the notes nor the substantive effect of any other covenant or provision designed to afford protection to the holders of the notes.

         The supplemental indentures containing these amendments are filed as exhibits to this Quarterly Report on Form 10-Q.

Item 4.  Submission of Matters to a Vote of Security Holders

         Lyondell held its annual meeting of stockholders on May 2, 2002. Please refer to Lyondell's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 for a description of the matters voted upon at the annual meeting and the votes cast.

         On June 19, 2002, Lyondell commenced a consent solicitation of the holders of its 9.50% senior secured notes due 2008, its 9.625% senior secured notes, series A, due 2007, its 9.875% senior secured notes, series B, due 2007 and its 10.875% senior subordinated notes due 2009. In July 2002, Lyondell received the consent of the holders to amend certain provisions of the indentures governing those notes, as described in "Item 2. Changes in Securities and Use of Proceeds."

         The affirmative vote by the holders of not less than a majority of the aggregate principal amount of each series of the debt securities was required for the amendments to become effective. The votes in favor of the amendments by the holders of each series of the debt securities were as follows:


                                                                     Aggregate         Percentage of
                                                                 Principal Amount        Principal
                                                                  Voted in Favor        Outstanding
         9.50% senior secured notes due 2008                       $352,530,000           89.702%
         9.625% senior secured notes, series A, due 2007           $807,822,000           89.758%
         9.875% senior secured notes, series B, due 2007           $870,710,500           87.071%
         10.875% senior subordinated notes due 2009                $423,443,000           84.689%


Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits

        4.8 Amended and Restated Credit Agreement dated as of June 27, 2002 among Lyondell Chemical Company, the lenders party thereto, JPMorgan Chase Bank, as Administrative Agent, Bank of America, N.A. and Citibank, N. A., as Co-Syndication Agents and Societe Generale and UBS Warburg LLC, as Co-Documentation Agents

        4.11(a) Supplemental Indenture dated as of July 3, 2002 among Lyondell
                Chemical Company, the Subsidiary Guarantors party thereto and The Bank of New York, as Trustee

        4.12(a) Supplemental Indenture dated as of July 3, 2002 among Lyondell
                Chemical Company, the Subsidiary Guarantors party thereto and The Bank of New York, as Trustee

        4.13(a) Supplemental Indenture dated as of July 3, 2002 among Lyondell
                Chemical Company, the Subsidiary Guarantors party thereto and The Bank of New York, as Trustee

        4.16(b) First Supplemental Indenture dated as of July 3, 2002 among
                Lyondell Chemical Company, the Subsidiary Guarantors party thereto and The Bank of New York, as Trustee

        4.17 Indenture among Lyondell Chemical Company, the Subsidiary Guarantors party thereto and the Bank of New York, as Trustee, dated as of July 2, 2002

        4.17(a) Form of Note dated as of July 2, 2002 (attached as Exhibit A to the Indenture dated as of July 2, 2002 among Lyondell Chemical Company, the Subsidiary Guarantors party thereto and The Bank of New York, as Trustee, filed herewith as Exhibit 4.17)

        99.1    Certificate of Chief Executive Officer pursuant to
                Section 906 of Sarbanes-Oxley Act of 2002

        99.2    Certificate of Chief Financial Officer pursuant to
                Section 906 of Sarbanes-Oxley Act of 2002

   (b)   Reports on Form 8-K

         The following Current Reports on Form 8-K were filed during the quarter ended June 30, 2002 and prior to the date hereof:

                  Date of Report      Item No.     Financial Statements
                 --------------       --------     --------------------
                  June 21, 2002        5 and 7              No
                  June 25, 2002        5 and 7              No
                  July 8, 2002         5 and 7              No

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Lyondell Chemical Company

Dated:  August 13, 2002                     /s/ CHARLES L. HALL
                                   ----------------------------------------
                                              Charles L. Hall
                                               Vice President
                                               and Controller

                                            (Duly Authorized and
                                       Principal Accounting Officer)