Form 10-Q
period 2002-09-30
LYONDELL CHEMICAL CO
filed 2002-11-13
CIK 842635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑                                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Registrant’s telephone number, including area code: (713) 652-7200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

Number of shares of common stock outstanding as of September 30, 2002: 159,844,920 (includes common stock, $1.00 par value, and Series B common stock, $1.00 par value)

PART I.    FINANCIAL INFORMATION

LYONDELL CHEMICAL COMPANY

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended September 30,		For the nine months ended September 30,
Millions of dollars, except per share data	2002	2001	2002	2001
Sales and other operating revenues	$855	$742	$2,372	$2,484

Operating costs and expenses:
Cost of sales	749	640	2,062	2,171
Selling, general and administrative expenses	40	34	126	117
Research and development expense	7	8	22	24
Amortization of goodwill	—	8	—	23
Restructuring charges	—	78	—	78

	796	768	2,210	2,413

Operating income (loss)	59	(26)	162	71
Interest expense	(98)	(95)	(285)	(292)
Interest income	3	4	8	15
Other expense, net	(5)	(4)	(8)	(2)

Loss before equity investments, income taxes and extraordinary item	(41)	(121)	(123)	(208)

Income (loss) from equity investments:
Equistar Chemicals, LP	11	(24)	(39)	(48)
LYONDELL-CITGO Refining LP	32	48	98	116
Other	1	(7)	(4)	(7)

	44	17	55	61

Income (loss) before income taxes and extraordinary item	3	(104)	(68)	(147)
Benefit from income taxes	(2)	(37)	(20)	(50)

Income (loss) before extraordinary item	5	(67)	(48)	(97)
Extraordinary loss on extinguishment of debt, net of income taxes	(7)	-—	(7)	-—

Net loss	$(2)	$(67)	$(55)	$(97)

Basic and diluted loss per share:
Income (loss) before extraordinary item	$.04	$(.57)	$(.38)	$(.82)
Extraordinary loss	(.06)	-—	(.06)	-—

Net loss	$(.02)	$(.57)	$(.44)	$(.82)

See Notes to the Consolidated Financial Statements.

LYONDELL CHEMICAL COMPANY

CONSOLIDATED BALANCE SHEETS

Millions of dollars, except par value data	September 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$463	$146
Accounts receivable, net	367	352
Inventories	344	316
Prepaid expenses and other current assets	53	116
Deferred tax assets	35	277

Total current assets	1,262	1,207

Property, plant and equipment, net	2,347	2,293
Investments and long-term receivables:
Investment in Equistar Chemicals, LP	1,275	522
Investment in PO joint ventures	746	717
Receivable from LYONDELL-CITGO Refining LP	229	229
Investment in LYONDELL-CITGO Refining LP	54	29
Other investments and long-term receivables	95	122
Goodwill, net	1,119	1,102
Other assets, net	430	482

Total assets	$7,557	$6,703

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$332	$319
Current maturities of long-term debt	4	7
Other accrued liabilities	358	233

Total current liabilities	694	559

Long-term debt	3,908	3,846
Other liabilities	583	583
Deferred income taxes	914	790
Commitments and contingencies
Minority interest	162	176
Stockholders’ equity:
Common stock, $1.00 par value, 340,000,000 shares authorized, 128,530,000 and 120,250,000 shares issued, respectively	128	120
Series B common stock, $1.00 par value, 80,000,000 shares authorized, 34,000,000 shares issued	34	-—
Additional paid-in capital	1,372	854
Retained earnings	111	247
Accumulated other comprehensive loss	(274)	(397)
Treasury stock, at cost, 2,685,080 and 2,687,080 shares, respectively	(75)	(75)

Total stockholders’ equity	1,296	749

Total liabilities and stockholders’ equity	$7,557	$6,703

See Notes to the Consolidated Financial Statements.

LYONDELL CHEMICAL COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,
Millions of dollars	2002	2001
Cash flows from operating activities:
Net loss	$(55)	$(97)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	189	199
Losses from equity investments	43	55
Restructuring charges	—	78
Deferred income taxes	1	(15)
Extraordinary item	7	—
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	36	127
Inventories	(22)	22
Accounts payable	(10)	(101)
Prepaid expenses and other current assets	64	(45)
Other assets and liabilities, net	91	(37)

Net cash provided by operating activities	344	186

Cash flows from investing activities:
Purchase of equity investment in Equistar	(440)	—
Contributions and advances to affiliates	(85)	(108)
Expenditures for property, plant and equipment	(20)	(52)
Distributions from affiliates in excess of earnings	16	30
Other	(3)	—

Net cash used in investing activities	(532)	(130)

Cash flows from financing activities:
Issuance of Series B common stock, warrants and right	440	-—
Issuance of common stock	110	-—
Issuance of long-term debt	276	-—
Repayment of long-term debt	(217)	(8)
Dividends paid	(81)	(79)
Other	(25)	(7)

Net cash provided by (used) in financing activities	503	(94)

Effect of exchange rate changes on cash	2	-—

Increase (decrease) in cash and cash equivalents	317	(38)
Cash and cash equivalents at beginning of period	146	260

Cash and cash equivalents at end of period	$463	$222

See Notes to the Consolidated Financial Statements.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    Basis of Preparation

The accompanying consolidated financial statements are unaudited and have been prepared from the books and records of Lyondell Chemical Company (“Lyondell”) in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2001 included in the Lyondell 2001 Annual Report on Form 10-K. Certain amounts from prior periods have been reclassified to conform to the current period presentation.

2.    Accounting Changes

Effective January 1, 2002, Lyondell implemented Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, SFAS No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Implementation of SFAS No. 141 and SFAS No. 144 did not have a material effect on the consolidated financial statements of Lyondell.

Upon implementation of SFAS No. 142, Lyondell reviewed its goodwill for impairment and concluded that goodwill is not impaired. However, Equistar Chemicals, LP (“Equistar”) (see Note 5) reviewed its goodwill for impairment and concluded that the entire balance was impaired, resulting in a $1.1 billion charge to Equistar’s earnings as of January 1, 2002. The conclusion was based on a comparison to Equistar’s indicated fair value, using multiples of EBITDA (earnings before interest, taxes, depreciation and amortization) for comparable companies as an indicator of fair value. Lyondell’s 41% share of the Equistar charge was offset by a corresponding reduction in the excess of Lyondell’s 41% share of Equistar’s partners’ capital over the carrying value of Lyondell’s investment in Equistar. Consequently, there was no net effect of the impairment on Lyondell’s earnings or investment in Equistar.

As a result of implementing SFAS No. 142, Lyondell’s pretax earnings in 2002 and subsequent years will be favorably affected by $30 million annually because of the elimination of Lyondell’s goodwill amortization. The following table presents Lyondell’s reported net income (loss) for all periods presented as adjusted to eliminate goodwill amortization expense.

	For the three months ended September 30,		For the nine months ended September 30,
Millions of dollars	2002	2001	2002	2001
Reported income (loss) before extraordinary item	$5	$(67)	$(48)	$(97)
Add back: goodwill amortization, net of tax	—	6	—	17

Adjusted income (loss) before extraordinary item	$5	$(61)	$(48)	$(80)

Basic and diluted earnings per share:
Reported income (loss) before extraordinary item	$.04	$(.57)	$(.38)	$(.82)
Add back: goodwill amortization, net of tax	—	.05	—	14

Adjusted income (loss) before extraordinary item	$.04	$(.52)	$(.38)	$(.68)

	For the three months ended September 30,		For the nine months ended September 30,
Millions of dollars	2002	2001	2002	2001
Reported net loss	$(2)	$(67)	$(55)	$(97)
Add back: goodwill amortization, net of tax	—	6	—	17

Adjusted net loss	$(2)	$(61)	$(55)	$(80)

Basic and diluted earnings per share:
Reported net loss	$(.02)	$(.57)	$(.44)	$(.82)
Add back: goodwill amortization, net of tax	—	.05	—	.14

Adjusted net loss	$(.02)	$(.52)	$(.44)	$(.68)

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses obligations associated with the retirement of tangible long-lived assets. Adoption of SFAS No. 143 in 2003 is not expected to have a material effect on the consolidated financial statements of Lyondell, Equistar or LYONDELL-CITGO Refining LP (“LCR”).

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The primary impact of the statement on Lyondell will be the classification of losses that result from the early extinguishment of debt as a charge to income before extraordinary items. Reclassification of prior period losses that were originally reported as extraordinary items also will be required. Application of the statement will be required in 2003. See Note 4.

In July 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities. SFAS No. 146 addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities and facility closings. SFAS No. 146 will be effective for activities initiated after December 31, 2002. Lyondell does not expect adoption of SFAS No. 146 to have a material impact on the consolidated financial statements of Lyondell, Equistar or LCR.

3.    Restructuring Charges

During the third quarter 2001, Lyondell recorded a pretax charge of $78 million associated with its decision to exit the aliphatic diisocyanates (“ADI”) business. Subsequently, in the fourth quarter 2001, portions of the accruals totaling $15 million were reversed as a result of favorable negotiations of exit terms from certain contracts. The resulting $63 million charge included $45 million to adjust the carrying values of the ADI assets to their net realizable value, $15 million of accrued liabilities for exit costs and $3 million for severance and other employee-related costs for nearly 100 employee positions that were eliminated. Payments of $8 million for exit costs and $3 million for severance and other employee-related costs were made through September 30, 2002, resulting in a remaining accrued liability of $7 million.

4.    Extraordinary Item

During the third quarter 2002, Lyondell retired a portion of a term loan in the principal amount of $200 million and amended and restated its credit facility. See Note 9. As a result, Lyondell recognized a $4 million prepayment premium and the writeoff of unamortized debt issuance costs of $7 million, or a total of $11 million, less a tax benefit of $4 million, as an extraordinary loss on extinguishment of debt. See also Note 2.

5.    Investment in Equistar Chemicals, LP

Lyondell’s operations in the petrochemicals and polymers segments are conducted through its joint venture ownership interest in Equistar. Prior to August 22, 2002, Lyondell had a 41% interest in Equistar, while Millennium Chemicals Inc. (“Millennium”) and Occidental Petroleum Corporation (“Occidental”) each had a 29.5% interest. On August 22, 2002, Lyondell acquired Occidental’s 29.5% interest in Equistar. See also Note 12.

Following the acquisition, Lyondell has a 70.5% interest in Equistar. Because the partners jointly control certain key management decisions, including approval of the strategic plan, capital expenditures and annual budget, issuance of additional debt and the appointment of executive management of the partnership, Lyondell accounts for its investment in Equistar using the equity method of accounting. As a partnership, Equistar is not subject to federal income taxes. Summarized financial information for Equistar follows:

Millions of dollars	September 30, 2002	December 31, 2001
BALANCE SHEETS
Total current assets	$1,271	$1,226
Property, plant and equipment, net	3,569	3,705
Goodwill, net	—	1,053
Other assets	333	324

Total assets	$5,173	$6,308

Current maturities of long-term debt	$32	$104
Other current liabilities	627	557
Long-term debt	2,288	2,233
Other liabilities	174	177
Partners’ capital	2,052	3,237

Total liabilities and partners’ capital	$5,173	$6,308

	For the three months ended September 30,		For the nine months ended September 30,
	2002	2001	2002	2001
STATEMENTS OF INCOME
Sales and other operating revenues	$1,508	$1,351	$4,106	$4,724
Cost of sales	1,386	1,328	3,938	4,573
Selling, general and administrative expenses	41	40	122	131
Research and development expense	10	9	28	29
Amortization of goodwill	—	8	—	25
Facility closing costs	—	—	—	22

Operating income (loss)	71	(34)	18	(56)
Interest expense, net	(51)	(46)	(153)	(137)
Other income, net	2	1	3	7

Income (loss) before extraordinary item and cumulative effect of accounting change	22	(79)	(132)	(186)
Extraordinary loss on extinguishment of debt	—	(3)	—	(3)
Cumulative effect of accounting change	—	—	(1,053)	—

Net income (loss)	$22	$(82)	$(1,185)	$(189)

OTHER INFORMATION
Depreciation and amortization			$226	$239
Expenditures for property, plant and equipment			43	85

As discussed in Note 2, as part of the implementation of SFAS No. 142 as of January 1, 2002, the entire unamortized balance of Equistar’s goodwill was determined to be impaired. Accordingly, Equistar’s earnings in the first quarter 2002 were reduced by $1.1 billion. Lyondell’s 41% share of the charge for impairment of Equistar’s goodwill was offset by a corresponding reduction in the difference between Lyondell’s investment in Equistar and its underlying equity in Equistar’s net assets.

At September 30, 2002, Lyondell’s underlying equity in Equistar’s net assets exceeded its investment in Equistar by approximately $172 million. This difference is being amortized over 15 years. Lyondell’s income (loss) from its investment in Equistar consists of Lyondell’s share of Equistar’s income (loss) before the cumulative effect of the accounting change and the accretion of the difference between Lyondell’s investment and its underlying equity in Equistar’s net assets.

6.    Investment in LYONDELL-CITGO Refining LP

Lyondell’s refining segment operations are conducted through its joint venture ownership interest in LCR. Lyondell has a 58.75% interest in LCR, while CITGO Petroleum Corporation (“CITGO”) has a 41.25% interest. Because the partners jointly control certain key management decisions, including approval of the strategic plan, capital expenditures and annual budget, issuance of debt and the appointment of the executive management of the partnership, Lyondell accounts for its investment in LCR using the equity method of accounting. As a partnership, LCR is not subject to federal income taxes. Summarized financial information for LCR follows:

Millions of dollars	September 30, 2002	December 31, 2001
BALANCE SHEETS
Total current assets	$258	$230
Property, plant and equipment, net	1,321	1,343
Other assets	83	97

Total assets	$1,662	$1,670

Notes payable	$13	$50
Current maturities of long-term debt	450	—
Current loans payable to partners	264	—
Other current liabilities	370	335
Long-term debt	—	450
Loans payable to partners	—	264
Other liabilities	68	79
Partners’ capital	497	492

Total liabilities and partners’ capital	$1,662	$1,670

	For the three months ended September 30,		For the nine months ended September 30,
	2002	2001	2002	2001
STATEMENTS OF INCOME
Sales and other operating revenues	$891	$850	$2,436	$2,692
Cost of sales	820	744	2,220	2,419
Selling, general and administrative expenses	13	16	39	44

Operating income	58	90	177	229
Interest expense, net	(8)	(10)	(23)	(41)

Income before extraordinary item	50	80	154	188
Extraordinary loss on extinguishment of debt	—	(2)	—	(2)

Net income	$50	$78	$154	$186

OTHER INFORMATION
Depreciation and amortization			$87	$81
Expenditures for property, plant and equipment			53	59

LCR’s $450 million term loan and $70 million revolving credit facility mature in January 2003. Based on the current status of the refinancing process, management anticipates that this debt will be refinanced during the fourth quarter 2002. Management expects that the financing will be similar to the current structure, but will be secured by substantially all of LCR’s assets.

Loans payable to partners include $229 million payable to Lyondell and $35 million payable to CITGO. These loans mature July 1, 2003 and, accordingly have been classified as current. Management currently anticipates that the maturities of these loans will be extended by mutual agreement of the partners and consistent with the refinancing terms of LCR’s term loan and revolving credit facility.

Lyondell’s income from its investment in LCR consists of Lyondell’s share of LCR’s net income and the accretion of the difference between Lyondell’s investment and its underlying equity in LCR’s net assets.

7.    Inventories

Inventories consisted of the following components at:

Millions of dollars	September 30, 2002	December 31, 2001
Finished goods	$265	$262
Work-in-process	6	5
Raw materials	39	19
Materials and supplies	34	30

Total inventories	$344	$316

8.    Property, Plant and Equipment, Net

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows at:

Millions of dollars	September 30, 2002	December 31, 2001
Land	$12	$10
Manufacturing facilities and equipment	2,793	2,529
Construction in progress	126	113

Total property, plant and equipment	2,931	2,652
Less accumulated depreciation	584	359

Property, plant and equipment, net	$2,347	$2,293

Depreciation and amortization are summarized as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2002	2001	2002	2001
Millions of dollars
Property, plant and equipment	$35	$30	$98	$90
Investment in PO joint venture	8	8	23	23
Goodwill	—	8	—	23
Debt issuance costs	4	4	12	11
Turnaround costs	3	4	11	12
Software costs	2	1	7	4
Other	14	12	38	36

Total depreciation and amortization	$66	$67	$189	$199

9.    Long-Term Debt

In early July 2002, Lyondell completed debt and equity offerings, as well as amendments to its credit facility, to the transaction documents related to the BDO-2 facility (see Note 10) and to the indentures related to its senior notes. Lyondell issued $278 million principal amount of 11.125% senior secured notes due 2012, using proceeds of $204 million to prepay $200 million of the principal amount outstanding under Term Loan E of the credit facility and to pay a $4 million prepayment premium. The remaining net proceeds, after discount and fees, of approximately $65 million will be used for working capital and general corporate purposes. As discussed in Note 12, Lyondell also issued equity securities for net proceeds of $110 million that also will be used for working capital and general corporate purposes.

The amended and restated credit facility extended the maturity of the revolving credit facility from July 2003 to June 2005, reduced the size of the revolving credit facility from $500 million to $350 million, made certain financial ratio requirements less restrictive, made the covenant limiting acquisitions more restrictive and added a covenant limiting certain non-regulatory capital expenditures. The BDO-2 transaction documents were also amended to incorporate the revised covenants from the credit facility. Also, after receiving consents from the holders of the senior secured and senior subordinated notes, Lyondell amended the indentures related to those notes. The principal indenture amendment revised a limitation that had restricted payment of Lyondell’s current $0.90 per share annual cash dividend to a specified number of shares. As a result of the amendment, the number of shares with respect to which an annual cash dividend of up to $0.90 per share may be paid is no longer restricted by the covenants. Lyondell paid fees totaling $17 million related to the amendments.

Long-term debt consisted of the following at:

Millions of dollars	September 30, 2002	December 31, 2001
Term Loan E due 2006	$418	$634
Senior Secured Notes, Series A due 2007, 9.625%	900	900
Senior Secured Notes, Series B due 2007, 9.875%	1,000	1,000
Senior Secured Notes due 2008, 9.5%	393	393
Senior Secured Notes due 2012, 11.125%	276	-—
Senior Subordinated Notes due 2009, 10.875%	500	500
Debentures due 2005, 9.375%	100	100
Debentures due 2010, 10.25%	100	100
Debentures due 2020, 9.8%	224	224
Other	1	2

Total long-term debt	3,912	3,853
Less current maturities	4	7

Long-term debt, net	$3,908	$3,846

10.    Lease Commitments

Lyondell’s operating lease commitments as of December 31, 2001 are described in Note 15 to the Consolidated Financial Statements included in the Lyondell 2001 Annual Report on Form 10-K. In addition, in July 2002, Lyondell began leasing a new butanediol (“BDO”) production facility in The Netherlands, known as BDO-2, under an operating lease with an initial term of 5 years. Construction of the facility, completed in June 2002, was financed by an unaffiliated entity that had been established for the purpose of serving as lessor with respect to this facility. Future minimum annual lease payments under the operating lease, amounting to $14 million per year using September 30, 2002 exchange rates and interest rates, are equivalent to interest on the lessor’s cost of construction, including interest incurred by the lessor during construction. The interest rate specified in the lease is based on EURIBOR plus 3.75%.

Lyondell may, at its option, renew the lease for four additional five-year terms or may purchase the facility at any time during the lease terms at the lessor’s cost of construction. If Lyondell does not exercise the purchase option before the end of the last renewal period, the facility will be sold. In the event the sales proceeds are less than the lessor’s cost of construction, Lyondell will pay the difference to the lessor, but not more than the guaranteed residual value. The guaranteed residual value is 160 million euros, or $157 million, using September 30, 2002 exchange rates. Under the transaction documents related to BDO-2, Lyondell is subject to certain financial and other covenants that are substantially the same as those contained in Lyondell’s credit facility. See Note 9.

11.    Commitments and Contingencies

Bayer Claim—On April 30, 2002, Lyondell and Bayer settled the claims of Bayer in relation to its March 2000 purchase of Lyondell’s polyols business. Lyondell had received notice of these claims in June 2001, which had alleged various breaches of representations and warranties related to the condition of the business and assets and which had sought damages in excess of $100 million. The settlement included new or amended commercial agreements between the parties, generally relating to the existing propylene oxide (“PO”) partnership between Bayer and Lyondell. As a whole, the new or amended agreements provide new business opportunities and value for both parties over the next five to ten years. Concurrent with the settlement, Lyondell made a $5 million indemnification payment to Bayer. The settlement, including the indemnification payment, had no net effect on Lyondell’s financial position or results of operations.

Capital Commitments—Lyondell has various commitments related to capital expenditures, all made in the normal course of business. At September 30, 2002, major capital commitments primarily consisted of Lyondell’s 50% share of those related to the construction of a world-scale PO facility, known as PO-11, in The Netherlands. Lyondell’s share of the outstanding commitments, which are funded through contributions and advances to affiliates, totaled $88 million as of September 30, 2002.

Construction Lease—In June 2002, construction was completed on the BDO-2 production facility, and Lyondell leased the facility under an operating lease beginning in July 2002. See Note 10.

Crude Supply Agreement—Under the Crude Supply Agreement (“CSA”), PDVSA Petróleo, S.A. (“PDVSA Oil”) is required to sell, and LCR is required to purchase, 230,000 barrels per day of extra heavy crude oil. This constitutes approximately 86% of LCR’s refinery capacity of 268,000 barrels per day of crude oil. In April 1998, PDVSA Oil informed LCR that the Venezuelan government, through the Ministry of Energy and Mines, had instructed that production of certain grades of crude oil be reduced. PDVSA Oil declared itself in a force majeure situation and subsequently reduced deliveries of crude oil. Such reductions in deliveries were purportedly based on announced OPEC production cuts. LCR began receiving reduced deliveries of crude oil from PDVSA Oil in August 1998.

On several occasions since then, PDVSA Oil further reduced crude oil deliveries, although it made payments under a different provision of the CSA in partial compensation for such further reductions. Subsequently, PDVSA Oil unilaterally began increasing deliveries of crude oil to LCR in April 2000, and ultimately returned to the contract level of 230,000 barrels per day effective October 2000.

During 2001, PDVSA Oil declared itself in a force majeure situation, but did not reduce crude oil deliveries to LCR in 2001. In January 2002, PDVSA Oil again declared itself in a force majeure situation and stated that crude oil deliveries could be reduced by up to 20.3% beginning March 1, 2002. Beginning in March 2002, deliveries of crude oil to LCR were reduced to approximately 198,000 barrels per day, reaching a level of 190,000 barrels per day during the second quarter 2002. Although crude oil deliveries to LCR under the CSA increased to contract levels during the third quarter 2002, PDVSA Oil has not revoked its declared force majeure situation. The recent political uncertainty in Venezuela has not affected crude oil deliveries, the CSA or related matters to date, and the long-term effects of these events, if any, are not yet clear.

LCR has consistently contested the validity of the reductions in deliveries under the CSA. The parties have different interpretations of the provisions of the contracts concerning the delivery of crude oil. The contracts do not contain dispute resolution procedures, and the parties have been unable to resolve their commercial dispute. As a result, on

February 1, 2002, LCR filed a lawsuit against PDVSA Oil and its parent company, Petróleos de Venezuela, S.A. (“PDVSA”), in connection with the January 2002 force majeure declaration, as well as the claimed force majeure from April 1998 to September 2000.

In 1999, PDVSA announced its intention to renegotiate its crude supply agreements with all third parties, including LCR. In light of PDVSA’s announced intent, there can be no assurance that PDVSA Oil will continue to perform its obligations under the CSA. However, it has confirmed that it expects to honor its commitments if a mutually acceptable restructuring of the CSA is not achieved. From time to time, the Company and PDVSA have had discussions covering both a restructuring of the CSA and a broader restructuring of the LCR partnership. Lyondell is unable to predict whether changes in either arrangement will occur. The breach or termination of the CSA, or reduction in supply thereunder, would require LCR to purchase all or a portion of its crude oil feedstocks in the merchant market, could subject LCR to significant volatility and price fluctuations and could adversely affect LCR and, therefore, Lyondell.

Cross Indemnity Agreement—In connection with the transfer of assets and liabilities from Atlantic Richfield Company (“ARCO”), now wholly owned by BP p.l.c., Lyondell agreed to assume certain liabilities arising out of the operation of Lyondell’s integrated petrochemicals and refining business prior to July 1, 1988. In connection with the transfer of such liabilities, Lyondell and ARCO entered into an agreement, updated in 1997 (“Revised Cross-Indemnity Agreement”), whereby Lyondell agreed to defend and indemnify ARCO against certain uninsured claims and liabilities which ARCO may incur relating to the operation of Lyondell prior to July 1, 1988, including certain liabilities which may arise out of pending and future lawsuits. For current and future cases related to Lyondell’s products and operations, ARCO and Lyondell bear a proportionate share of judgment and settlement costs according to a formula that allocates responsibility based upon years of ownership during the relevant time period. Under the Revised Cross-Indemnity Agreement, Lyondell will assume responsibility for its proportionate share of future costs for waste site matters not covered by ARCO insurance.

In connection with the acquisition of ARCO Chemical Company (“ARCO Chemical”), Lyondell succeeded, indirectly, to a cross indemnity agreement with ARCO whereby ARCO Chemical indemnified ARCO against certain claims or liabilities that ARCO may incur relating to ARCO’s former ownership and operation of the businesses of ARCO Chemical, including liabilities under laws relating to the protection of the environment and the workplace, and liabilities arising out of certain litigation. As part of the agreement, ARCO indemnified ARCO Chemical with respect to claims or liabilities and other matters of litigation not related to the ARCO Chemical business.

Indemnification Arrangements Relating to Equistar—Lyondell, Millennium Petrochemicals and Occidental and certain of its subsidiaries have each agreed to provide certain indemnifications to Equistar with respect to the petrochemicals and polymers businesses they each contributed. In addition, Equistar has agreed to assume third party claims that are related to certain pre-closing contingent liabilities that are asserted prior to December 1, 2004 as to Lyondell and Millennium Petrochemicals, and May 15, 2005 as to Occidental, to the extent the aggregate thereof does not exceed $7 million for each entity, subject to certain terms of the respective asset contribution agreements. As of September 30, 2002, Equistar had incurred nearly $7 million with respect to the indemnification basket for the business contributed by Lyondell. The indemnification arrangements were not materially affected by Lyondell’s acquisition of Occidental’s interest in Equistar. See Note 5.

Environmental Remediation—As of September 30, 2002, Lyondell’s environmental liability for future remediation costs at its plant sites and a limited number of Superfund sites totaled $21 million. The liabilities range from less than $1 million to $6 million per site and are expected to be incurred over the next two to seven years. In the opinion of management, there is currently no material estimable range of loss in excess of the amount recorded for these sites. However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in investigations by regulatory agencies, could require Lyondell to reassess its potential exposure related to environmental matters.

Clean Air Act—The eight-county Houston/Galveston region has been designated a severe non-attainment area for ozone by the U.S. Environmental Protection Agency (“EPA”). Emission reduction controls for nitrogen oxides (“NOx”) must be installed at LCR’s refinery and each of Lyondell’s two facilities and Equistar’s six facilities in the Houston/Galveston region during the next several years. Lyondell estimates that aggregate related capital expenditures could total between $400 million and $500 million for Lyondell, Equistar and LCR before the 2007 deadline. Lyondell’s direct share of such expenditures could total between $65 million and $80 million. Lyondell’s current 70.5% proportionate share of Equistar’s expenditures could total between $140 million and $180 million, and Lyondell’s proportionate share of LCR’s expenditures could total between $75 million and $95 million. The timing and amount of these expenditures are subject to regulatory and other uncertainties, as well as obtaining the necessary permits and approvals. In January 2001, Lyondell and an organization composed of industry participants filed a lawsuit to encourage adoption of an alternative plan to achieve the same air quality improvement with less negative economic impact on the region. Adoption of the alternative plan, as sought by the lawsuit, would be expected to reduce the estimated capital investments for NOx reductions required by Lyondell, Equistar and LCR to comply with the standards. Recently proposed revisions by the regulatory agencies would change the required NOx reduction levels from 90% to 80%. However, any potential resulting savings from this proposed revision could be offset by the costs of stricter proposed controls over volatile organic compounds, or VOCs. Lyondell, Equistar and LCR are still assessing the impact of these proposed revisions and there can be no guarantee as to the ultimate capital cost of implementing any final plan developed to ensure ozone attainment by the 2007 deadline.

In the United States, the Clean Air Act Amendments of 1990 set minimum levels for oxygenates, such as methyl tertiary butyl ether (“MTBE”), in gasoline sold in areas not meeting specified air quality standards. The presence of MTBE in some water supplies in California and other states due to gasoline leaking from underground storage tanks and in surface water from recreational water craft has led to public concern about the use of MTBE. Certain federal and state governmental initiatives in the U.S. have sought either to rescind the oxygen requirement for reformulated gasoline or to restrict or ban the use of MTBE. In April 2002, the U.S. Senate passed its version of an omnibus energy bill, which, among other things, would ban the use of MTBE as a fuel oxygenate. The Senate bill is not law and needs to be reconciled with the U.S. House of Representatives’ omnibus energy bill, which was passed in July 2001 and which would not ban the use of MTBE. At this time, the form and timing of that reconciliation, if any, is unknown. Lyondell’s North American MTBE sales represented approximately 27% of its total 2001 revenues. Lyondell does not expect these initiatives to have a significant impact on MTBE margins or volumes in the remainder of 2002. Should it become necessary or desirable to significantly reduce MTBE production, Lyondell would need to make capital expenditures to add the flexibility to produce alternative gasoline blending components at its U.S.-based MTBE plants. The cost of converting its U.S.-based MTBE plant to iso-octane production could be as high as $65 million to $75 million. The profit margins on such alternative gasoline blending components could be lower than those historically realized on MTBE.

The Clean Air Act specified certain emissions standards for vehicles beginning in the 1994 model year and required the EPA to study whether further emissions reductions from vehicles were necessary. In 1998, the EPA concluded that additional controls on gasoline and diesel fuel were necessary to meet these emission standards. New standards for gasoline were finalized in 1999 and will require refiners to produce a low sulfur gasoline by 2004, with final compliance by 2006. A new “on-road” diesel standard was adopted in January 2001 and will require refiners to produce ultra low sulfur diesel by June 2006, with some allowance for a conditional phase-in period that could extend final compliance until 2009. Lyondell estimates that these standards will result in increased capital investment for LCR, totaling between $175 million and $225 million for the new gasoline standards and between $250 million and $300 million for the new diesel standard, between now and the implementation dates. Lyondell’s proportionate share of LCR’s capital expenditures would be between $250 million and $300 million. In addition, these standards could result in higher operating costs for LCR. Equistar’s business may also be impacted if these standards increase the cost for processing fuel components.

General—Lyondell is involved in various lawsuits and proceedings. Subject to the uncertainty inherent in all litigation, management believes the resolution of these proceedings will not have a material adverse effect on the financial position, liquidity or results of operations of Lyondell.

In the opinion of management, any liability arising from the matters discussed in this note is not expected to have a material adverse effect on the financial position or liquidity of Lyondell. However, the adverse resolution in any reporting period of one or more of the matters discussed in this note could have a material impact on Lyondell’s results of operations for that period without giving effect to contribution or indemnification obligations of co-defendants or others, or to the effect of any insurance coverage that may be available to offset the effects of any such award.

12.    Stockholders’ Equity

In early July 2002, Lyondell issued 8.28 million shares of common stock, receiving net proceeds of $110 million that will be used for working capital and general corporate purposes. As a result of debt amendments (see Note 9) certain covenants restricting dividends were revised to allow an annual cash dividend of up to $0.90 per share on all current common shares outstanding and any additional common shares that may be issued from time to time in the future.

On August 22, 2002, Lyondell completed certain transactions with Occidental. See Note 5. As a result of these transactions, Occidental received an equity interest in Lyondell, including:

•
34 million shares of newly issued Lyondell Series B common stock. These shares have the same rights as Lyondell’s original common stock with the exception of the dividend. The Series B common stock pays a dividend at the same rate as the original common stock but, at Lyondell’s option, the dividend may be paid in additional shares of Series B common stock or in cash. These new Series B shares also include provisions for conversion to original common stock two years after issuance or earlier in certain circumstances;

•	five-year warrants to acquire five million shares of Lyondell original common stock at $25 per share, subject to adjustment upon the occurrence of certain events; and

•
a right to receive contingent payments equivalent in value to 7.38% of Equistar’s cash distributions related to 2002 and 2003, up to a total of $35 million, payable in cash, Series B common stock or original common stock, as determined by Lyondell.

The $439 million recognized fair value of the 34.0 million shares of Series B common stock issued was determined based on an average of the high and low per-share stock prices for original common stock for 10 consecutive business days, beginning 4 business days prior to and ending 5 business days after August 8, 2002, the first date that the number of shares of Series B common stock to be issued became fixed without subsequent revision. The warrants were valued at $1.60 per share, based upon a value estimated using the Black-Sholes option pricing model. The right to receive contingent payments was valued at $3 million, based on the estimated amount and likelihood of payment in light of Lyondell’s expectations for Equistar’s business results for 2002 and 2003. The total value of the Series B common stock, the warrants and the right as well as $2 million of transaction expenses was $452 million.

As a result of these transactions, Occidental has an approximate 21% equity interest in Lyondell.

13.    Earnings Per Share

Basic earnings per share for the periods presented are computed based upon the weighted average number of shares of original common stock and Series B common stock outstanding during the periods. Diluted earnings per share include the effect of outstanding warrants (see Note 12) and stock options issued under the 1999 Long-Term Incentive Plan and the Executive Long-Term Incentive Plan. These warrants and stock options were antidilutive for all periods presented.

Income (loss) per share data is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
Basic and Diluted EPS	2002	2001	2002	2001
Weighted average shares, in thousands	140,258	117,563	125,212	117,563
Income (loss) before extraordinary item per share	$.04	$(.57)	$(.38)	$(.82)
Net loss per share	$(.02)	$(.57)	$(.44)	$(.82)

See Note 12 for discussion of common stock and warrants issued during the third quarter 2002.

14.    Supplemental Cash Flow Information

As described in Notes 5 and 12, during August 2002, Lyondell issued certain equity securities and a right to Occidental, and received Occidental’s 29.5% interest in Equistar. The transactions included concurrent payments between the parties of agreed amounts of approximately $440 million. The agreed amounts exchanged are included in cash used for investing activities and cash from financing activities. The securities issued, and the additional investment in Equistar, have been recorded at the estimated fair value of the consideration issued totaling $452 million (see Note 12) plus the recognition of $340 million of deferred tax liabilities, for a total additional investment in Equistar of $792 million.

15.    Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
Millions of dollars	2002	2001	2002	2001
Net loss	$(2)	$(67)	$(55)	$(97)

Other comprehensive income (loss):
Foreign currency translation	(5)	79	118	(19)
Derivative instruments	—	9	1	5
Minimum pension liability	—	—	4	—

Total other comprehensive income (loss)	(5)	88	123	(14)

Comprehensive income (loss)	$(7)	$21	$68	$(111)

16.    Segment and Related Information

Lyondell operates in four reportable segments:

•
Intermediate chemicals and derivatives (“IC&D”), which include propylene oxide, propylene glycol, propylene glycol ethers, butanediol, toluene diisocyanate, styrene monomer, and tertiary butyl alcohol and its derivative, MTBE;

•	Petrochemicals, which include ethylene, propylene, butadiene, oxygenated products and aromatics;

•	Polymers, which primarily include polyethylene, and polypropylene; and

•	Refining of crude oil.

Lyondell’s entire $1.1 billion balance of goodwill is allocated to the IC&D segment. Summarized financial information concerning reportable segments is shown in the following table:

Millions of dollars	IC&D	Petrochemicals	Polymers	Refining	Other	Total
For the three months ended September 30, 2002:
Sales and other operating revenues	$855	$—	$—	$—	$—	$855
Operating income	59	—	—	—	—	59
Interest expense	—	—	—	—	(98)	(98)
Interest income	—	—	—	—	3	3
Other expense, net	—	—	—	—	(5)	(5)
Income (loss) from equity investments	—	46	5	32	(39)	44
Income before income taxes and extraordinary items						3

For the three months ended September 30, 2001:
Sales and other operating revenues	$742	$—	$—	$—	$—	$742
Operating loss	(26)	—	—	—	—	(26)
Interest expense	—	—	—	—	(95)	(95)
Interest income	—	—	—	—	4	4
Other expense, net	—	—	—	—	(4)	(4)
Income (loss) from equity investments	(1)	12	(11)	48	(31)	17
Loss before income taxes						(104)

For the nine months ended September 30, 2002:
Sales and other operating revenues	$2,372	$—	$—	$—	$—	$2,372
Operating income	162	—	—	—	—	162
Interest expense	—	—	—	—	(285)	(285)
Interest income	—	—	—	—	8	8
Other expense, net	—	—	—	—	(8)	(8)
Income (loss) from equity investments	—	68	(13)	98	(98)	55
Loss before income taxes and extraordinary items						(68)

For the nine months ended September 30, 2001:
Sales and other operating revenues	$2,484	$—	$—	$—	$—	$2,484
Operating income	71	—	—	—	—	71
Interest expense	—	—	—	—	(292)	(292)
Interest income	—	—	—	—	15	15
Other expense, net	—	—	—	—	(2)	(2)
Income (loss) from equity investments	—	92	(57)	116	(90)	61
Loss before income taxes						(147)

The following table presents the details of “Income (loss) from equity investments” as presented above in the “Other” column for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
Millions of dollars	2002	2001	2002	2001
Equistar items not allocated to segments:
Principally general and administrative expenses and interest expense, net	$(41)	$(25)	$(94)	$(74)
Facility closing costs	—	—	—	(9)
Other	2	(6)	(4)	(7)

Income (loss) from equity investments	$(39)	$(31)	$(98)	$(90)

Through April 30, 2002, the methanol operations of Lyondell Methanol Company, L.P. (“LMC”) were included in the “Other” column. Effective May 1, 2002, LMC became a wholly owned subsidiary of Lyondell and the methanol results are included in the IC&D segment from that date. The effects of consolidating the LMC operations, which previously had been accounted for using the equity method, and of including the methanol operations in the IC&D segment were not material.

17.    Deferred Tax Assets

The deferred tax assets classified as current assets decreased by $242 million from December 31, 2001. The reduction primarily represented a change in the timing of anticipated realization of the tax benefits of domestic net operating loss carryforwards. These benefits, which are expected to be realized within the next few years, have been reclassified from current assets to net long-term liabilities on the consolidated balance sheet. There was no change in management’s expectation that these deferred tax assets will be fully realized.

18.    Supplemental Guarantor Information

ARCO Chemical Technology Inc. (“ACTI”), ARCO Chemical Technology L.P. (“ACTLP”) and Lyondell Chemical Nederland, Ltd. (“LCNL”) are guarantors, jointly and severally, (collectively “Guarantors”) of the $278 million senior secured notes issued in July 2002 (see Note 9) the $393 million senior secured notes, the $500 million senior subordinated notes and the $1.9 billion senior secured notes. LCNL, a Delaware corporation, is a wholly owned subsidiary of Lyondell that owns a Dutch subsidiary that operates a chemical production facility near Rotterdam, The Netherlands. ACTI is a Delaware corporation, which holds the investment in ACTLP. ACTLP is a Delaware limited partnership, which holds and licenses technology to other Lyondell affiliates and to third parties. Separate financial statements of the Guarantors are not considered to be material to the holders of the senior secured notes and senior subordinated notes. The following condensed consolidating financial information present supplemental information for the Guarantors as of September 30, 2002 and December 31, 2001 and for the three-month and nine-month periods ended September 30, 2002 and 2001.

CONDENSED CONSOLIDATING FINANCIAL INFORMATION (UNAUDITED)

BALANCE SHEET
As of September 30, 2002

Millions of dollars	Lyondell	Guarantors	Non-Guarantors	Eliminations	Consolidated Lyondell
Total current assets	$777	$172	$313	$—	$1,262
Property, plant and equipment, net	888	555	904	—	2,347
Investments and long-term receivables	8,334	480	2,272	(8,687)	2,399
Goodwill, net	453	418	248	—	1,119
Other assets	333	86	11	—	430

Total assets	$10,785	$1,711	$3,748	$(8,687)	$7,557

Current maturities of long-term debt	$4	$—	$—	$—	$4
Other current liabilities	452	113	125	—	690
Long-term debt	3,906	—	2	—	3,908
Other liabilities	519	45	19	—	583
Deferred income taxes	698	146	70	—	914
Intercompany liabilities (assets)	3,910	(1,168)	(2,739)	(3)	—
Minority interest	—	—	162	—	162
Stockholders’ equity	1,296	2,575	6,109	(8,684)	1,296

Total liabilities and stockholders’ equity	$10,785	$1,711	$3,748	$(8,687)	$7,557

BALANCE SHEET
As of December 31, 2001

Millions of dollars	Lyondell	Guarantors	Non-Guarantors	Eliminations	Consolidated Lyondell
Total current assets	$781	$132	$294	$—	$1,207
Property, plant and equipment, net	915	516	862	—	2,293
Investments and long-term receivables	7,007	461	1,537	(7,386)	1,619
Goodwill, net	453	389	260	—	1,102
Other assets	344	88	50	—	482

Total assets	$9,500	$1,586	$3,003	$(7,386)	$6,703

Current maturities of long-term debt	$7	$—	$—	$—	$7
Other current liabilities	391	73	88	—	552
Long-term debt	3,844	—	2	—	3,846
Other liabilities	515	55	13	—	583
Deferred income taxes	611	133	46	—	790
Intercompany liabilities (assets)	3,383	(1,101)	(2,282)	—	—
Minority interest	—	—	176	—	176
Stockholders’ equity	749	2,426	4,960	(7,386)	749

Total liabilities and stockholders’ equity	$9,500	$1,586	$3,003	$(7,386)	$6,703

CONDENSED CONSOLIDATING FINANCIAL INFORMATION (UNAUDITED)—(Continued)

STATEMENTS OF INCOME
For the Three Months Ended September 30, 2002

Millions of dollars	Lyondell	Guarantors	Non-Guarantors	Eliminations	Consolidated Lyondell
Sales and other operating revenues	$559	$208	$510	$(422)	$855
Cost of sales	578	187	406	(422)	749
Selling, general and administrative expenses	22	5	13	—	40
Research and development expense	7	—	—	—	7

Operating income (loss)	(48)	16	91	—	59
Interest income (expense), net	(100)	4	1	—	(95)
Other income (expense), net	(13)	(1)	9	—	(5)
Income (loss) from equity investments	132	(1)	45	(132)	44
Intercompany income (expense)	(39)	13	26	—	—
Provision for (benefit from) income taxes	(24)	13	58	(49)	(2)

Income (loss) before extraordinary item	(44)	18	114	(83)	5
Extraordinary item, net of taxes	(7)	—	—	—	(7)

Net income (loss)	$(51)	$18	$114	$(83)	$(2)

STATEMENTS OF INCOME
For the Three Months Ended September 30, 2001

Millions of dollars	Lyondell	Guarantors	Non-Guarantors	Eliminations	Consolidated Lyondell
Sales and other operating revenues	$480	$196	$385	$(319)	$742
Cost of sales	504	133	322	(319)	640
Selling, general and administrative expenses	20	2	12	—	34
Research and development expense	7	—	1	—	8
Amortization of goodwill	3	4	1	—	8
Restructuring charges	78	—	—	—	78

Operating income (loss)	(132)	57	49	—	(26)
Interest income (expense), net	(95)	1	3	—	(91)
Other income (expense), net	(64)	17	43	—	(4)
Income (loss) from equity investments	147	(1)	18	(147)	17
Intercompany income (expense)	(50)	18	33	(1)	—
Provision for (benefit from) income taxes	(69)	33	58	(59)	(37)

Net income (loss)	$(125)	$59	$88	$(89)	$(67)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION (UNAUDITED)—(Continued)

STATEMENTS OF INCOME
For the Nine Months Ended September 30, 2002

Millions of dollars	Lyondell	Guarantors	Non-Guarantors	Eliminations	Consolidated Lyondell
Sales and other operating revenues	$1,612	$583	$1,323	$(1,146)	$2,372
Cost of sales	1,637	523	1,048	(1,146)	2,062
Selling, general and administrative expenses	77	13	36	—	126
Research and development expense	22	—	—	—	22

Operating income (loss)	(124)	47	239	—	162
Interest income (expense), net	(289)	8	4	—	(277)
Other income (expense), net	(41)	18	15	—	(8)
Income (loss) from equity investments	350	(1)	56	(350)	55
Intercompany income (expense)	(68)	33	75	(40)	—
Provision for (benefit from) income taxes	(50)	31	113	(114)	(20)

Income (loss) before extraordinary item	(122)	74	276	(276)	(48)
Extraordinary item, net of taxes	(7)	—	—	—	(7)

Net income (loss)	$(129)	$74	$276	$(276)	$(55)

STATEMENTS OF INCOME
For the Nine Months Ended September 30, 2001

Millions of dollars	Lyondell	Guarantors	Non-Guarantors	Eliminations	Consolidated Lyondell
Sales and other operating revenues	$1,692	$633	$1,226	$(1,067)	$2,484
Cost of sales	1,691	423	1,124	(1,067)	2,171
Selling, general and administrative expenses	71	9	37	—	117
Research and development expense	23	—	1	—	24
Amortization of goodwill	9	9	5	—	23
Restructuring charges	78	—	—	—	78

Operating income (loss)	(180)	192	59	—	71
Interest income (expense), net	(289)	2	10	—	(277)
Other income (expense), net	(104)	(88)	190	—	(2)
Income (loss) from equity investments	389	(1)	62	(389)	61
Intercompany income (expense)	(123)	62	102	(41)	—
Provision for (benefit from) income taxes	(104)	57	144	(147)	(50)

Net income (loss)	$(203)	$110	$279	$(283)	$(97)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION (UNAUDITED)—(Continued)

STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2002

Millions of dollars	Lyondell	Guarantors	Non-Guarantors	Eliminations	Consolidated Lyondell
Net income (loss)	$(129)	$74	$276	$(276)	$(55)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	94	30	65	—	189
Extraordinary item	7	—	—	—	7
Net changes in working capital and other	290	(47)	(276)	236	203

Net cash provided by operating activities	262	57	65	(40)	344

Purchase of equity investment in Equistar	(440)	—	—	—	(440)
Contributions and advances to affiliates	—	(38)	(47)	—	(85)
Expenditures for property, plant and equipment	(12)	(3)	(5)	—	(20)
Distributions from affiliates in excess of earnings	—	—	16	—	16
Other	(3)	—	—	—	(3)

Net cash used in investing activities	(455)	(41)	(36)	—	(532)

Issuance of Series B common stock, warrants, and right	440	—	—	—	440
Issuance of common stock	110	—	—	—	110
Issuance of long-term debt	276	—	—	—	276
Repayment of long-term debt	(217)	—	—	—	(217)
Dividends paid	(81)	(1)	(39)	40	(81)
Other	(25)	—	—	—	(25)

Net cash provided by financing activities	503	(1)	(39)	40	503

Effect of exchange rate changes on cash	—	(6)	8	—	2

Increase (decrease) in cash and cash equivalents	$310	$9	$(2)	$—	$317

CONDENSED CONSOLIDATING FINANCIAL INFORMATION (UNAUDITED)—(Continued)

STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2001

Millions of dollars	Lyondell	Guarantors	Non-Guarantors	Eliminations	Consolidated Lyondell
Net income (loss)	$(203)	$110	$279	$(283)	$(97)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	102	33	64	—	199
Net changes in working capital and other	255	(70)	(343)	242	84

Net cash provided by operating activities	154	73	—	(41)	186

Expenditures for property, plant and equipment	(15)	(6)	(31)	—	(52)
Contributions and advances to affiliates	—	(71)	(37)	—	(108)
Distributions from affiliates in excess of earnings	—	—	30	—	30

Net cash used in investing activities	(15)	(77)	(38)	—	(130)

Dividends paid	(79)	—	(41)	41	(79)
Repayment of long-term debt	(8)	—	—	—	(8)
Other	(7)	—	—	—	(7)

Net cash used in financing activities	(94)	—	(41)	41	(94)

Effect of exchange rate changes on cash	—	4	(4)	—	—

Increase (decrease) in cash and cash equivalents	$45	$—	$(83)	$—	$(38)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Industrial production in the U.S., a key indicator of demand for products of Lyondell Chemical Company (“Lyondell”) and Equistar Chemicals, LP (“Equistar”), continued to grow in the third quarter 2002, contributing to an estimated 4% annualized growth rate in the first nine months of 2002 compared to a 4% contraction in the first nine months of 2001. This growth rate was reflected in increased demand for most products at Lyondell and Equistar during the third quarter and first nine months of 2002, leading to generally higher sales volumes compared to the same periods in 2001.

Crude oil and natural gas prices, which are indicators of the direction of raw material and energy costs for Lyondell and Equistar, generally trended downward since the beginning of 2001, rose rapidly toward the end of the first quarter 2002 and have remained volatile through the third quarter 2002. The volatility in 2002 may have been partly in response to ongoing political uncertainties in the Middle East and elsewhere. As a result of the volatility, crude oil and natural gas prices were higher in the third quarter 2002 compared to the third quarter 2001, but were nonetheless lower in the first nine months of 2002 compared to the first nine months of 2001. The benchmark price of crude oil averaged 7% higher in the third quarter 2002 than in the third quarter 2001, but 8% lower in the first nine months of 2002 than in the comparable 2001 period. Benchmark natural gas prices, which spiked to historically high levels in January 2001, averaged 39% lower in the first nine months of 2002 than in the comparable 2001 periods. However, by the third quarter 2002, natural gas prices were 8% higher than in the third quarter 2001.

On August 22, 2002, Lyondell acquired Occidental Petroleum Corporation’s (“Occidental”) 29.5% interest in Equistar. Lyondell issued Series B common stock, warrants and a right to a contingent payment to Occidental. See Notes 5, 12 and 14 to the Consolidated Financial Statements. As a result of the transactions, Lyondell currently has a 70.5% interest in Equistar, while Occidental has an approximate 21% ownership interest in Lyondell.

RESULTS OF OPERATIONS

In addition to comparisons of current operating results with the comparable period in the prior year, Lyondell has included as additional disclosure certain “trailing quarter” comparisons of third quarter 2002 results to second quarter 2002 results. Lyondell and its joint ventures’ businesses are highly cyclical, in addition to experiencing some less significant seasonal effects. Trailing quarter comparisons may offer important insight into the current business direction of Lyondell.

Lyondell Chemical Company

Revenues, Operating Costs and Expenses—Lyondell’s operating results are reviewed below in the discussion of the intermediate chemicals and derivatives (“IC&D”) segment.

Income from Equity Investment in Equistar Chemicals, LP—Lyondell’s equity investment in Equistar resulted in income of $11 million in the third quarter 2002, a $35 million improvement from a loss of $24 million in the third quarter 2001. The improvement in the third quarter 2002 was due to better operating results in both the petrochemicals and polymers segments of Equistar. Petrochemicals segment operating results in the third quarter 2002 improved due primarily to higher prices for co-products, such as propylene, benzene and butadiene. Polymers segment operating results in the third quarter 2002 improved as a result of higher sales prices and margins. Equistar’s third quarter 2001 also included goodwill amortization and an extraordinary loss due to early debt retirement. Lyondell’s share of these costs was approximately $4 million. The 29.5% increase in Lyondell’s equity interest in Equistar resulted in an additional $4 million pretax loss in the third quarter 2002.

Lyondell’s equity in Equistar’s loss was $39 million for the first nine months of 2002, an improvement of $9 million compared to a loss of $48 million for the comparable 2001 period. The improvement was due to better polymers segment operating results, offset by a decrease in petrochemicals segment operating profits and higher interest expense. Polymers segment operating results improved due to higher product margins in the first nine months of

2002 compared to the 2001 period. On the other hand, petrochemicals segment operating profit decreased as a result of lower product margins in the first nine months of 2002 compared to the 2001 period.

Income from Equity Investment in LYONDELL-CITGO Refining LP—Lyondell’s income from its equity investment in LYONDELL-CITGO Refining LP (“LCR”) was $32 million in the third quarter 2002 compared to income of $48 million in the third quarter 2001. Lyondell’s equity income was $98 million in the first nine months of 2002 compared to income of $116 million for the first nine months of 2001. In the third quarter and first nine months of 2002, LCR’s net income was negatively impacted by lower crude oil deliveries under LCR’s crude supply agreement (“CSA”) with PDVSA Petróleo, S.A. (“PDVSA Oil”) compared to the 2001 periods. See Note 11 to the Consolidated Financial Statements. LCR maintained crude oil processing levels through increased purchases of spot market crude oil, which had significantly lower margins in the 2002 periods compared to the 2001 periods and compared to CSA crude oil margins.

Income Tax—The estimated annual effective tax rate for 2002 was revised during the third quarter 2002 to a benefit of 30% compared to the 25% estimate as of June 30, 2002. The change in the estimated effective rate resulted in a $3 million tax benefit during the third quarter 2002. The 2002 estimated rate of 30% compares to a 34% estimated rate used in the first nine months of 2001. Both rates reflected a tax benefit from domestic operating losses expected for the year. The lower 2002 rate reflects the effect of taxes on foreign income.

Extraordinary Item—During the third quarter 2002, Lyondell retired a portion of a term loan in the principal amount of $200 million and amended and restated its credit facility. As a result, Lyondell recognized a $4 million prepayment premium and the write off of unamortized debt issuance costs of $7 million, for a total of $11 million, less a tax benefit of $4 million, as an extraordinary loss on early retirement of debt in the third quarter 2002. See Notes 2, 4 and 9 to the Consolidated Financial Statements.

Income (Loss) Before Extraordinary Item—Income before extraordinary item for the third quarter 2002 of $5 million compares to an adjusted net loss of $10 million, after adjusting for after-tax charges of $51 million related to the aliphatic diisocyanates (“ADI”) shutdown and $6 million for goodwill amortization, in the third quarter 2001. The $15 million improvement in the third quarter 2002 reflected higher equity income from Equistar, partly offset by lower LCR equity income. Equistar benefited from higher co-product prices, while LCR was negatively affected by lower CSA crude oil processing rates. IC&D segment operating income, excluding the ADI charge, was substantially unchanged.

The net loss of $55 million for the first nine months of 2002 compares to a net loss of $97 million for the first nine months of 2001. The loss before extraordinary item of $48 million for the first nine months of 2002 compares to an adjusted net loss of $29 million, excluding the $51 million after-tax charge related to the ADI shutdown and goodwill amortization of $17 million after tax, for the first nine months of 2001. The $18 million increase was attributable to lower equity income from LCR and lower IC&D segment operating income, partly offset by lower equity losses from Lyondell’s investment in Equistar. LCR was negatively affected by lower CSA crude oil processing rates, while Lyondell was primarily affected by lower margins for PO and derivatives and MTBE. Equistar benefited from higher polymers segment margins.

Third Quarter 2002 versus Second Quarter 2002

Lyondell’s overall profitability in the third quarter 2002 was relatively unchanged from the previous quarter as Lyondell reported income before extraordinary item of $5 million in the third quarter 2002 compared to net income of $2 million in the second quarter 2002. The relatively flat sequential earnings were driven primarily by strong results at Equistar in the first two months of the third quarter 2002. This performance reflected the momentum from sales price increases that were implemented during the second quarter 2002. The IC&D business segment results were down slightly from the second quarter 2002 due to the normal seasonal decline in MTBE profitability that accompanies the end of the summer driving season. LCR results were below second quarter 2002 levels as a result of a semi-annual contract formula adjustment, which reduced CSA crude oil margins from the elevated levels experienced in the second quarter 2002. The latest contract formula revision removed the effects of first half of 2001 high natural gas prices from the formula. This impact was partially offset by higher CSA processing volumes in the third quarter 2002 compared to the second quarter 2002.

Intermediate Chemicals and Derivatives Segment

Overview—The IC&D segment benefited from stronger domestic demand during the third quarter and first nine months of 2002, including increased demand in urethanes end-use markets such as automotive, housing, and home furnishings. This resulted in generally higher sales volumes in the third quarter and first nine months of 2002 compared to the third quarter and first nine months of 2001.

In the U.S., the cost of propylene, a key raw material, which had trended downward since the beginning of 2001, began to increase late in the first quarter 2002 and continued to trend upwards through the third quarter 2002, putting pressure on margins. The benchmark cost of propylene averaged 5% higher in the third quarter 2002 than in the second quarter 2002 and 35% higher than in the third quarter 2001. However, for the first nine months of 2002, the average benchmark cost of propylene was comparable to the first nine months of 2001. Lyondell benefited from lower energy costs in the first nine months of 2002 compared to the 2001 period due to the significant decrease in natural gas costs in the U.S. However, by the third quarter 2002, benchmark natural gas costs were 8% higher than in the third quarter 2001.

During June 2002, construction was completed on a new butanediol (“BDO”) production facility in Europe, known as BDO-2. Production of BDO commenced in July 2002. Lyondell also commenced lease payments under the BDO-2 operating lease in July 2002. See Note 10 to the Consolidated Financial Statements.

During the third quarter 2002, a competitor’s propylene oxide/styrene monomer (“PO/SM”) facility started up in Singapore, adding approximately 5% and 3% to worldwide PO and SM capacity, respectively. PO and derivatives markets continue to be affected by excess capacity as a result of recent capacity additions, which have not yet been absorbed by demand growth.

The following table sets forth volumes, including processing volumes, included in sales and other operating revenues for this segment. Tertiary butyl alcohol (“TBA”) is principally used to produce the derivative MTBE. Bayer’s ownership interest in the U.S. PO manufacturing joint venture (“PO Joint Venture”), entered into by Lyondell and Bayer as part of a March 31, 2000 asset sale transaction, represents ownership of an in-kind portion of the PO production of the PO Joint Venture. Lyondell takes in kind the remaining PO production and all SM and TBA co-product production from the PO Joint Venture. Bayer’s PO volumes are not included in sales and are excluded from the following table.

	For the three months ended September 30,		For the nine months ended September 30,
In millions	2002	2001	2002	2001
PO, PO derivatives, TDI (pounds)	767	694	2,284	2,064
Co-products:
SM (pounds)	783	767	2,433	2,345
MTBE and other TBA derivatives (gallons)	311	307	906	873

See “Item 3. Disclosure of Market and Regulatory Risk” for a discussion of the potential impact of market and regulatory factors on MTBE volumes and margins.

Revenues—Revenues of $855 million in the third quarter 2002 increased 15% compared to revenues of $742 million in the third quarter 2001 primarily due to higher sales volumes and, to a lesser extent, higher sales prices. Sales volumes for PO and derivatives, which includes toluene diisocyanate (“TDI”), increased 11% primarily due to higher demand for PO in urethanes markets and higher BDO volumes as new contracts were initiated in support of BDO-2. SM sales volumes increased 2%, while TBA and derivatives sales volumes, primarily MTBE, increased 1%. MTBE and SM sales prices were higher in the third quarter 2002 compared to the third quarter 2001. MTBE sales prices reflected higher costs of raw materials, primarily butane and methanol. SM sales prices were higher due to higher raw material costs and a stronger market in the third quarter 2002.

Revenues of $2.4 billion in the first nine months of 2002 decreased 5% from revenues of $2.5 billion in the first nine months of 2001 as lower sales prices were only partly offset by higher sales volumes. The lower sales prices in the first nine months of 2002, to a large extent, reflected lower average raw material costs and industry overcapacity for most of the period compared to the first nine months of 2001. Sales volumes for PO and derivatives increased 11% primarily due to higher demand for PO in urethanes markets and higher BDO volumes. These higher volumes were partly offset by lower deicer sales volumes due to the relatively mild 2001/2002 winter. Sales volumes also increased 4% for TBA and derivatives, primarily MTBE, and 4% for SM in the first nine months of 2002 compared to the first nine months of 2001.

Operating Income—Operating income of $59 million in the third quarter 2002 was comparable to adjusted operating income of $60 million, adjusted to exclude the $78 million restructuring charge and $8 million of goodwill amortization, in the third quarter 2001. The benefits of higher SM margins and higher PO and derivatives volumes were offset by lower PO and derivatives margins and higher fixed costs due to the addition of the new BDO-2 plant. Higher SM margins reflected a stronger SM market in the third quarter 2002. Lower PO and derivatives margins reflected higher propylene costs in the third quarter 2002.

Operating income was $162 million for the first nine months of 2002, a decrease of $10 million from operating income of $172 million, adjusted to exclude the $78 million restructuring charge and $23 million of goodwill amortization, in the first nine months of 2001. The $10 million decrease reflected the negative effect of lower margins for PO and derivatives and MTBE and higher fixed operating costs due to BDO-2, partly offset by the benefits of higher SM margins, higher sales volumes, higher TDI margins, and the sale of the unprofitable aliphatics diisocyanate business in the third quarter 2001. Lower PO and derivatives margins reflect a weaker pricing environment in the first nine months of 2002. MTBE margins decreased from high levels experienced in 2001. TDI margins improved on lower raw materials costs and supply shortages.

Third Quarter 2002 versus Second Quarter 2002

Operating income in the third quarter 2002 was $59 million, a $6 million decrease compared to $65 million in the second quarter 2002. The decrease was primarily due to the seasonal decline in profitability of the gasoline additive MTBE, consistent with the end of the summer driving season. Third quarter 2002 MTBE results followed typical seasonal trends as profitability trended down from second quarter 2002 levels. Benchmark spot raw material margins per gallon for MTBE averaged 24.5 cents in the third quarter 2002 compared to 30.5 cents in the second quarter 2002.

SM profitability during the third quarter 2002 was largely unchanged versus the second quarter 2002. Sales volumes decreased approximately 9% due to a PO/SM plant maintenance turnaround in the third quarter 2002, but benchmark SM margins increased by 0.5 cent offsetting the SM volume reduction.

PO and derivatives had relatively flat sequential performance. Sales volumes increased by 5%, but profit margins decreased slightly from the second quarter 2002, as sales price increases did not keep pace with propylene cost increases. Benchmark propylene costs averaged 0.9 cents, or 5%, higher than the second quarter 2002. Profit margin improvements in TDI and methanol contributed positively to third quarter 2002 performance. Increased BDO sales volumes and higher prices were not sufficient to fully offset the increased fixed operating costs of the new European BDO-2 facility.

Equistar Chemicals, LP

Overview

U.S. industry-wide demand for ethylene in the third quarter 2002 was 5% higher than in the third quarter 2001. For the first nine months of 2002, U.S. ethylene demand was 6% higher compared to the first nine months of 2001. Nonetheless, the 2002 demand growth failed to fully absorb the combined effects of increases in worldwide ethylene industry capacity during 2001 and the effects of a nearly 10% contraction in U.S. ethylene demand in 2001 compared to 2000.

Crude oil and natural gas prices, which are indicators of the direction of raw material and energy costs for Equistar, had generally trended downward since the beginning of 2001, rose rapidly toward the end of the first quarter 2002 and have remained volatile through the third quarter 2002. The volatility in 2002 may have been partly in response to ongoing political uncertainties in the Middle East and elsewhere. As a result of the volatility, crude oil and natural gas prices were higher in the third quarter 2002 compared to the third quarter 2001, but were nonetheless lower in the first nine months of 2002 compared to the first nine months of 2001. The benchmark price of crude oil averaged 7% higher in the third quarter 2002 than in the third quarter 2001, but 8% lower in the first nine months of 2002 than in the comparable 2001 period. Benchmark natural gas prices averaged 8% higher in the third quarter 2002 compared to the third quarter 2001, but 39% lower in the first nine months of 2002 than in the comparable 2001 period. Natural gas prices spiked to historically high levels in January 2001.

Industry product sales prices were influenced by and generally followed a trend similar to that of raw material costs. However, because sales price increases are not implemented as quickly as raw material costs increase, in the third quarter 2002, sales prices generally remained unchanged throughout the quarter, while raw material cost increases later in the quarter negatively impacted profit margins.

RESULTS OF OPERATIONS

Net Income—Equistar’s net income of $22 million in the third quarter 2002 improved $104 million from a net loss of $82 million in the third quarter 2001. The third quarter 2001 included goodwill amortization of $8 million and a $3 million extraordinary loss due to early debt retirement. The remainder of the improvement in the third quarter 2002 was due to better operating results in both the petrochemicals and polymers segments. Petrochemicals segment operating results in the third quarter 2002 improved $67 million compared to the third quarter 2001 due primarily to higher prices for co-products, such as propylene, benzene and butadiene. Polymers segment operating results in the third quarter 2002 improved $32 million as a result of higher sales prices and margins.

Equistar’s net loss before the cumulative effect of an accounting change was $132 million in the first nine months of 2002 compared to a net loss of $189 million in the first nine months of 2001. The first nine months of 2001 included $25 million of goodwill amortization, $22 million of shutdown costs for Equistar’s Port Arthur polyethylene facility and the $3 million extraordinary loss due to debt retirement. Excluding the effects of the goodwill amortization, shutdown costs and extraordinary loss, the net loss for the first nine months of 2001 would have been $139 million compared to $132 million for the first nine months of 2002. The $7 million improvement reflected a $97 million improvement in polymers segment operating results, offset by a $74 million decrease in petrochemicals segment operating profits and $15 million of higher interest expense. Polymers segment operating results improved as raw material costs decreased more than decreases in average polymers product sales prices, resulting in higher product margins in the first nine months of 2002 compared to the 2001 period. On the other hand, petrochemicals segment operating profit decreased as sales prices decreased more than raw material costs, resulting in lower product margins in the first nine months of 2002 compared to the 2001 period.

Third Quarter 2002 versus Second Quarter 2002

Equistar had net income of $22 million in the third quarter 2002, which is an improvement of $50 million compared to a net loss of $28 million in the second quarter 2002. Equistar’s third quarter 2002 improvement reflected a benefit from sales price increases late in the second quarter. As a result of these price increases, profitability improved early in the third quarter 2002. However, while prices generally remained unchanged throughout the third quarter, raw material cost increases later in the quarter negatively impacted results.

The petrochemicals segment reported operating income of $96 million in the third quarter 2002 compared to operating income of $79 million in the second quarter 2002, a $17 million improvement. Benchmark ethylene sales prices were virtually unchanged over the course of the third quarter 2002, averaging 0.4 cents, or 2%, higher than the second quarter 2002. The third quarter 2002 average benchmark cost of ethylene was only 0.1 cent, or less than 1%, lower than the second quarter 2002 average. Over the course of the third quarter 2002 the benchmark cost of ethylene trended higher, while during the second quarter 2002 the reverse occurred. The average benchmark cost of ethylene increased during the third quarter 2002 from 12.1 cents in July 2002 to 16.4 cents in September 2002, a 35% increase. The cost increase was largely driven by crude oil prices. Benchmark crude oil prices increased $3.75 per barrel, or 15%, from the end of June 2002 to the end of September 2002. Equistar’s profit margin increase was in line with the 0.5 cent per pound improvement indicated by the benchmark data. Segment volumes decreased approximately 4%, comparing the third quarter to the second quarter 2002.

The polymers segment had operating profit of $6 million in the third quarter 2002, a $32 million improvement compared to an operating loss of $26 million in the second quarter 2002. Domestic benchmark polymer sales prices averaged approximately 4 cents per pound higher than in the second quarter 2002, while benchmark export sales prices were slightly lower than in the second quarter. Equistar’s higher mix of domestic polymer sales in the third quarter yielded a 3 cent per pound average price increase in the third quarter 2002 compared to the second quarter 2002. Polymer sales volumes were 4% below second quarter 2002 levels due to fewer export sales.

Segment Data

The following tables reflect selected sales volume data, including intersegment sales, and summarized financial information for Equistar’s business segments.

	For the three months ended September 30,		For the nine months ended September 30,
In millions	2002	2001	2002	2001
Selected petrochemicals products:
Olefins (pounds)	4,259	4,039	12,789	12,352
Aromatics (gallons)	92	86	282	274
Polymers products (pounds)	1,527	1,565	4,628	4,402

Millions of dollars
Sales and other operating revenues:
Petrochemicals segment	$1,362	$1,181	$3,673	$4,345
Polymers segment	503	494	1,393	1,552
Intersegment eliminations	(357)	(324)	(960)	(1,173)

Total	$1,508	$1,351	$4,106	$4,724

Operating income (loss):
Petrochemicals segment	$96	$29	$151	$225
Polymers segment	6	(26)	(41)	(138)
Unallocated	(31)	(37)	(92)	(121)
Facility closing costs	—	—	—	(22)

Total	$71	$(34)	$18	$(56)

Petrochemicals Segment

Revenues—Revenues of $1.4 billion in the third quarter 2002 increased 15% compared to third quarter 2001 revenues of $1.2 billion as a result of higher average sales prices and 6% higher sales volumes. The higher average sales prices in the third quarter 2002 primarily reflect higher sales prices for co-products, such as propylene, benzene and butadiene, whereas ethylene sales prices decreased compared to the third quarter 2001. Benchmark quoted ethylene prices averaged 23 cents per pound in the third quarter 2002, a 4% decrease compared to the third quarter 2001. However, average benchmark prices of co-product propylene increased 35% compared to the third quarter 2001, more than offsetting the ethylene decrease. Propylene sales prices have benefited from higher domestic demand and tighter supplies overseas. Sales volumes increased due to higher industry demand in the third quarter 2002 compared to the third quarter 2001.

Revenues of $3.7 billion for the first nine months of 2002 decreased 16% compared to the first nine months of 2001 as lower 2002 average sales prices were only partly offset by a 4% increase in sales volumes. Sales prices in the first nine months of 2002 averaged 18% lower than in the first nine months of 2001 as a result of the effects of lower raw material costs and excess industry capacity. Benchmark quoted ethylene prices averaged 21.64 cents per pound in the first nine months of 2002, a 23% decrease compared to the first nine months of 2001.

Operating Income—The petrochemicals segment had operating income of $96 million in the third quarter 2002 compared to $29 million in the third quarter 2001. The $67 million improvement was primarily due to higher co-product sales prices in the third quarter 2002 compared to the third quarter 2001. The increases in co-product prices more than offset increases in the cost of raw materials, primarily heavy liquids, resulting in higher margins for the petrochemicals segment in the third quarter 2002 compared to the third quarter 2001.

Operating income of $151 million for the first nine months of 2002 decreased from $225 million in the first nine months of 2001. Operating profit decreased $74 million as sales prices decreased more than raw material costs, resulting in lower product margins in the first nine months of 2002 compared to the 2001 period.

Polymers Segment

Revenues—Revenues of $503 million in the third quarter 2002 increased 2% compared to $494 million in the third quarter 2001, reflecting a 4% increase in average sales prices offset by a 2% decrease in sales volumes. Sales prices were at higher levels in the third quarter 2002 due to reductions in lower margin export sales compared to the third quarter 2001.

Revenues of $1.4 billion for the first nine months of 2002 decreased 10% compared to $1.6 billion in the first nine months of 2001 due to a 15% decrease in average sales prices offset by a 5% increase in sales volumes. Lower sales prices for the first nine months of 2002 reflected generally lower raw material costs compared to the first nine months of 2001. Sales volumes increased due to stronger demand in the 2002 period compared to 2001.

Operating Income—The polymers segment had operating income of $6 million in the third quarter 2002 compared to a $26 million operating loss in the third quarter 2001. Polymers segment operating results improved $32 million as raw material costs decreased while average polymers product sales prices increased, resulting in higher product margins in the third quarter 2002 compared to the third quarter 2001.

For the first nine months of 2002, the polymers segment had an operating loss of $41 million compared to an operating loss of $138 million in the comparable 2001 period. The $97 million improvement was due to higher polymers product margins and, to a lesser extent, higher sales volumes. Margins improved in the first nine months of 2002 compared to the first nine months of 2001, as decreases in sales prices were less than the decreases in polymer raw material costs.

Unallocated Items

The following discusses expenses that were not allocated to the petrochemicals or polymers segments.

Other Operating Expenses—Other operating expenses not allocated to the petrochemicals and polymers segments were $31 million in the third quarter 2002 compared to $37 million in the third quarter 2001 and $92 million in the first nine months of 2002 compared to $121 million in the first nine months of 2001. The decreases were primarily due to goodwill amortization of $8 million and $25 million included in the third quarter 2001 and the first nine months of 2001, respectively. Goodwill amortization ceased effective January 1, 2002. See Note 4 to the Consolidated Financial Statements.

Facility Closing Costs—Equistar discontinued production at its higher-cost Port Arthur, Texas polyethylene facility in February 2001 and shut down the facility. During the first quarter 2001, Equistar recorded a $22 million charge, which included environmental remediation liabilities of $7 million, other exit costs of $3 million and severance and pension benefits of $7 million for approximately 125 people employed at the Port Arthur facility. The remaining $5 million balance primarily related to the write down of certain assets.

Cumulative Effect of Accounting Change—Upon implementation of Statement of Financial Accounting Standards (“SFAS”) No. 142, Equistar reviewed goodwill for impairment and concluded that the entire balance of goodwill was impaired, resulting in a $1.1 billion charge that was reported as the cumulative effect of an accounting change as of January 1, 2002. As a result of implementing SFAS No. 142, earnings in 2002 and subsequent years will be favorably affected by $33 million annually because of the elimination of goodwill amortization.

LYONDELL-CITGO Refining LP

Refining Segment

Overview—Beginning in March 2002, PDVSA Oil reduced deliveries of extra heavy Venezuelan crude oil to LCR under the CSA based on a declaration of force majeure. See Note 11 to the Consolidated Financial Statements. In the third quarter and first nine months of 2001, LCR benefited from the acceleration of CSA crude oil deliveries in anticipation of a major fourth quarter 2001 turnaround. This resulted in higher than contract level CSA crude oil processing rates during the third quarter and first nine months of 2001, allowing LCR to attain the contract processing rate of 230,000 barrels per day for the full year 2001. The net combination of these factors resulted in lower average CSA crude oil processing rates for the first nine months of 2002 compared to the first nine months of 2001. Although crude oil deliveries to LCR under the CSA increased to contract levels during the third quarter 2002, PDVSA Oil has not revoked its declared force majeure situation.

Weaker industry refining margins during the third quarter and first nine months of 2002 reduced the margins that LCR realized on its spot purchases of crude oil compared to the third quarter and first nine months of 2001, when industry refining margins were relatively higher.

The following table sets forth, in thousands of barrels per day, sales volumes for LCR’s refined products and processing rates for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
Thousand barrels per day	2002	2001	2002	2001
Refined products:
Gasoline	118	103	114	107
Diesel and heating oil	83	80	82	74
Jet fuel	20	24	19	22
Aromatics	9	7	9	8
Other refined products	91	109	102	106

Total refined products volumes	321	323	326	317

Crude processing rates:
Crude Supply Agreement—coked	212	253	214	240
Other crude oil	51	16	47	21

Total crude oil	263	269	261	261

Revenues—LCR’s revenues, including sales to affiliates, were $891 million in the third quarter 2002, a 5% increase from third quarter 2001 revenues of $850 million. The third quarter 2002 increase was primarily due to a more favorable sales mix as well as slightly higher sales prices. Third quarter 2002 sales volumes included a higher proportion of more valuable products, including gasoline, diesel and heating oil, compared to the third quarter 2001. Total sales volumes declined slightly. Total crude processing rates decreased 2%, averaging 263,000 barrels per day in the third quarter 2002 and 269,000 barrels per day in the third quarter 2001. Spot market crude processing rates averaged 51,000 barrels per day in the third quarter 2002 compared to only 16,000 barrels per day in the third quarter 2001 as a result of the lower CSA crude oil deliveries in 2002.

Revenues for the first nine months of 2002 were $2.4 billion, a decrease of 10% from revenues of $2.7 billion for the 2001 period. The decrease was primarily due to lower sales prices for refined products, partly offset by a 3% increase in sales volumes. Total crude processing rates were comparable, averaging 261,000 barrels per day in the first nine months of 2002 and 2001. Spot market crude processing rates, however, averaged 47,000 barrels per day in the first nine months of 2002 compared to only 21,000 barrels per day in the first nine months of 2001 as a result of lower CSA crude oil deliveries in 2002.

Interest Expense, Net—LCR’s interest expense, net was $8 million in the third quarter 2002 compared to $10 million in the third quarter 2001 and $23 million in the first nine months of 2002 compared to $41 million in the first nine months of 2001. Debt issuance cost amortization and interest rates were higher in the 2001 periods as a result of the refinancing of LCR’s debt in May 2000 and again in September 2000. LCR’s debt was refinanced in July 2001 on a more favorable basis.

Extraordinary Loss—LCR had a $2 million extraordinary loss in the third quarter 2001 related to the early retirement, in July 2001, of its $450 million term loan and $70 million revolving credit facility, which were replaced by similar facilities maturing in January 2003. The extraordinary loss consisted of the write off of unamortized debt issuance costs.

Net Income—LCR had net income of $50 million in the third quarter 2002 compared to $78 million in the third quarter 2001 and had net income of $154 million for the first nine months of 2002 compared to $186 million for the first nine months of 2001. In both the third quarter and first nine months of 2002, LCR’s net income was negatively impacted by lower CSA crude oil deliveries compared to the 2001 periods. The first nine months of 2001 and particularly the third quarter 2001 benefited from the acceleration of CSA crude oil deliveries in anticipation of the fourth quarter 2001 turnaround. LCR maintained 2002 crude oil processing levels through increased purchases of spot market crude oil, which had significantly lower margins in the 2002 periods compared to the 2001 periods and compared to CSA crude oil margins. The third quarter and first nine months of 2002 benefited from lower energy costs and lower interest costs compared to the 2001 periods. During the first nine months of 2001, LCR benefited from a favorable impact due to the timing of CSA contract escalation clauses. However, these benefits were substantially offset by the negative effect of an outage related to Tropical Storm Allison, which occurred in the second quarter 2001.

Third Quarter 2002 versus Second Quarter 2002

LCR had net income of $50 million in the third quarter 2002, a $13 million decrease compared to net income of $63 million in the second quarter 2002. The $13 million decrease occurred despite an 11,000 barrel per day increase in CSA crude oil processing volumes and a 4,000 barrel per day increase in total crude processing rates in the third quarter 2002. The principal contributor to the decrease was a lower CSA crude oil margin in the third quarter 2002 as a scheduled, semi-annual contract formula adjustment resulted in a reduction in the CSA margin. This scheduled CSA contract adjustment removed the effect of first half of 2001 natural gas pricing from the formula. Natural gas prices were extremely high early in 2001. The contract formula has now returned to a normal level. Also contributing to the decrease were rising crude oil prices during the third quarter 2002 and fewer of the opportunities within the fuels markets that bolstered the second quarter 2002 results.

FINANCIAL CONDITION

Operating Activities—Lyondell’s operating activities provided cash of $344 million in the first nine months of 2002 compared to $186 million in the first nine months of 2001. The significant increase in the first nine months of 2002 compared to the first nine months of 2001 was primarily due to a 2002 federal income tax refund of $97 million and lower 2002 cash expenditures for maintenance turnarounds, systems implementation, interest and employee benefits, partly offset by less of a benefit from working capital reductions. The income tax refund was reflected in prepaid expenses and other current assets at December 31, 2001.

During the first nine months of 2002, expenditures with respect to maintenance turnarounds and systems implementation were $48 million lower, and payments for interest and employee benefits were $50 million lower, than in the prior year. Lyondell had a number of significant maintenance turnaround projects and implemented new information systems in Europe and Asia during 2001. Such activity was significantly lower in the first nine months of 2002.

Interest payments were lower in the 2002 period as a result of the December 2001 and July 2002 refinancing of certain term loans, which required monthly interest payments, with debt having semiannual interest payments. The resulting higher interest accruals at September 30, 2002 are reflected in changes in other assets and liabilities, net in the Consolidated Statements of Cash Flows. The semiannual interest payment on this debt will occur in the fourth quarter 2002.

The key components of Lyondell’s working capital – receivables, inventory and payables – decreased $4 million during the first nine months of 2002 compared to a $48 million decrease during the first nine months of 2001. During the first nine months of 2002, sales prices and raw material costs increased from December 31, 2001 levels, putting upward pressure on working capital levels. In addition, inventory levels were increased in anticipation of a fourth quarter 2002 planned maintenance turnaround. In the first nine months of 2001 sales prices and raw material costs steadily decreased from December 31, 2000 levels, helping to reduce working capital levels.

Investing Activities—On August 22, 2002, Lyondell increased its equity interest in Equistar by acquiring Occidental’s 29.5% interest. See Notes 5, 12 and 14 to the Consolidated Financial Statements, Part II, Items 2 and 4 and “Financing Activities” below. As a result, Lyondell currently has a 70.5% interest in Equistar.

As described in Notes 5 and 12 to the Consolidated Financial Statements, Lyondell issued certain equity securities and a right to Occidental and received Occidental’s 29.5% interest in Equistar. The transactions included concurrent payments between the parties of agreed amounts of approximately $440 million. The agreed amounts exchanged are included in cash used for investing activities and cash from financing activities. The securities issued, and the additional investment in Equistar, have been recorded at the estimated fair value of the consideration issued – see “Financing Activities” below, totaling $452 million plus the recognition of $340 million of deferred tax liabilities, for a total additional investment in Equistar of $792 million.

The following table summarizes the capital expenditures of Lyondell and its affiliates as well as their estimated total 2002 capital spending:

	For the nine months ended September 30, 2002		Capital Estimate Twelve Months 2002
Millions of dollars	100% Basis	Lyondell Share	100% Basis	Lyondell Share
Capital expenditures by:
Lyondell	$20	$20	$55	$55
Equistar	43	20	80	46
LCR	53	31	65	38

Total capital expenditures		71		139
Contributions to PO Joint Ventures		40		55

Total 2002 capital budget		$111		$194

The 2002 capital expenditures of Lyondell and its affiliates include spending for regulatory compliance, maintenance and cost reduction projects.

The following table summarizes Lyondell’s distributions from and contributions to its affiliates for the nine months ended September 30, 2002:

Millions of dollars	Distributions from Affiliates	Contributions to Affiliates
Affiliate:
Equistar	$—	$—
LCR	114	41
PO-11 Joint Venture	—	38
PO Joint Venture	—	2
LMC	—	4

Total	$114	$85

In the first nine months of 2002, LCR made cash distributions of $114 million, which were $16 million higher than Lyondell’s $98 million share of LCR’s net income for the first nine months of 2002. Lyondell contributed $41 million to LCR for capital projects during the same period.

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

Financing Activities—On August 22, 2002, Lyondell completed certain transactions with Occidental. As a result of these transactions, Occidental received an equity interest in Lyondell, including:

•	34 million shares of newly issued Lyondell Series B common stock (“Series B Common Stock”);

•	five-year warrants to acquire five million shares of Lyondell original common stock (“Original Common Stock”) at $25 per share, subject to adjustment upon the occurrence of certain events; and

•
a right to a contingent payment equivalent in value to 7.38% of Equistar’s cash distributions related to 2002 and 2003, up to a total of $35 million, payable in cash, Series B Common Stock or Original Common Stock, as determined by Lyondell.

Following these transactions, Occidental has an approximate 21% equity interest in Lyondell. See Part II, Items 2 and 4 for further details related to the issuance to Occidental.

As a result of the transactions with Occidental, Lyondell has two series of common stock outstanding, Original Common Stock and Series B Common Stock. Lyondell paid a regular quarterly cash dividend of $0.225 per share of Original Common Stock in the first three quarters of 2002, totaling $81 million. On October 2, 2002, the board of directors of Lyondell declared a regular quarterly dividend of $0.225 per share of Original Common Stock to stockholders of record as of the close of business on November 25, 2002. The regular quarterly dividend on each share of outstanding Original Common Stock is payable in cash on December 16, 2002. Lyondell has elected to pay the regular quarterly dividend on each share of outstanding Series B Common Stock in kind in the form of additional shares of Series B Common Stock on December 31, 2002.

In early July 2002, Lyondell completed debt and equity offerings, as well as amendments to its credit facility, to the BDO-2 transaction documents and to the indentures related to its senior notes, increasing cash by approximately $160 million. Lyondell issued $278 million principal amount of 11.125% senior secured notes due 2012, using proceeds of $204 million to prepay $200 million of the principal amount outstanding under Term Loan E of the credit facility and to pay a $4 million prepayment premium. The remaining net proceeds, after discount and fees, of approximately $65 million will be used for working capital and general corporate purposes. Lyondell also issued 8.28 million shares of common stock, receiving net proceeds of $110 million that will be used for working capital and general corporate purposes.

The amended and restated credit facility extended the maturity of the revolving credit facility from July 2003 to June 2005, reduced the size of the revolving credit facility from $500 million to $350 million, made certain financial ratio requirements less restrictive, made the covenant limiting acquisitions more restrictive and added a covenant limiting certain non-regulatory capital expenditures. The BDO-2 transaction documents were also amended to incorporate the revised covenants from the credit facility. Also, after receiving consents from the holders of the senior secured and senior subordinated notes, Lyondell amended the indentures related to those notes. The principal indenture amendment revised a limitation that had restricted payment of Lyondell’s current $0.90 per share annual cash dividend to a specified number of shares. As a result of the amendment, the number of shares with respect to which the $0.90 per share annual cash dividend may be paid is no longer restricted by the covenants. Lyondell paid fees totaling $17 million related to the amendments.

Lyondell also made debt payments of $17 million during the first nine months of 2002 primarily using proceeds of certain asset sales as defined by the terms of the credit facility.

Deferred Tax Assets—The deferred tax assets classified as current assets decreased by $242 million during the first nine months of 2002. The reduction primarily represented a change in the timing of anticipated realization of the tax benefits of domestic net operating loss (“NOL”) carryforwards. These benefits, which are expected to be realized within the next few years, have been reclassified from current assets to net long-term liabilities on the consolidated balance sheet. Entering 2002, management believed that the benefit of these NOL carryforwards would be realized through reduction of U.S. taxes that otherwise would have been payable as a result of taxable earnings in 2002. However, operating results during 2002, beginning in the first quarter, have been adversely affected by the rapid escalation of raw material costs late in the first quarter 2002 and by continuing disappointing economic conditions. The uncertainties created by the political unrest in the Middle East and elsewhere have compounded the uncertainty as to the timing and extent of the anticipated upturn in world economic activity. Based on the above factors, management concluded effective March 31, 2002 that it is appropriate to classify the deferred tax assets related to the NOL carryforwards as non-current. There was no change in management’s expectation that these deferred tax assets will be fully realized.

Liquidity and Capital Resources—At September 30, 2002, Lyondell had cash on hand of $463 million. In addition, the $350 million revolving credit facility, which matures in June 2005, was undrawn at September 30, 2002. Amounts available under the revolving credit facility are reduced to the extent of certain outstanding letters of credit provided under the credit facility, which totaled $48 million as of September 30, 2002.

Lyondell believes that conditions will be such that cash balances, cash generated from operating activities, and funds from lines of credit will be adequate to meet anticipated future cash requirements, including scheduled debt repayments, necessary capital expenditures, ongoing operations and dividends.

Long-Term Debt—The amended and restated credit facility and the amended indentures pertaining to Lyondell’s senior secured notes and senior subordinated notes contain covenants that, subject to exceptions, restrict sale and leaseback transactions, lien incurrence, debt incurrence, dividends, investments, non-regulatory capital expenditures, certain payments, sales of assets and mergers and consolidations. In addition, the credit facility requires Lyondell to maintain specified financial ratios and consolidated net worth, as defined in the credit facility. The breach of these covenants could permit the lenders to declare the loans immediately payable and could permit the lenders under Lyondell’s credit facility to terminate future lending commitments. Lyondell was in compliance with all such covenants as of September 30, 2002.

Construction Lease— In July 2002, Lyondell began leasing a new butanediol (“BDO”) production facility in The Netherlands, known as BDO-2, under an operating lease with an initial term of 5 years. Construction of the facility, completed in June 2002, was financed by an unaffiliated entity that had been established for the purpose of serving as lessor with respect to this facility. Future minimum annual lease payments under the operating lease, amounting to $14 million per year using September 30, 2002 exchange rates and interest rates, are equivalent to interest on the lessor’s cost of construction, including interest incurred by the lessor during construction. The interest rate specified in the lease is based on EURIBOR plus 3.75%.

Lyondell may, at its option, renew the lease for four additional five-year terms or may purchase the facility at any time during the lease terms at the lessor’s cost of construction. If Lyondell does not exercise the purchase option before the end of the last renewal period, the facility will be sold. In the event the sales proceeds are less than the lessor’s cost of construction, Lyondell will pay the difference to the lessor, but not more than the guaranteed residual value. The guaranteed residual value is 160 million euros, or $157 million, using September 30, 2002 exchange rates. Under the transaction documents related to BDO-2, Lyondell is subject to certain financial and other covenants that are substantially the same as those contained in Lyondell’s credit facility.

Guarantees of Equistar Debt—Lyondell is guarantor of $300 million of Equistar debt and a co-obligor with Equistar for $30 million of debt.

Joint Venture Debt—At September 30, 2002, the outstanding debt of Lyondell’s joint ventures to parties other than Lyondell was $2.3 billion for Equistar and $463 million for LCR. This debt is not carried on Lyondell’s balance sheet because, with the exception of the amounts described in the preceding section, Lyondell has no obligation with respect to that debt. The ability of the joint ventures to distribute cash to Lyondell is reduced by current weak business conditions and their respective debt service obligations.

Equistar Liquidity and Capital Resources—Equistar’s credit facility and the indenture governing Equistar’s senior unsecured notes contain covenants that, subject to exceptions, restrict sale and leaseback transactions, investments, non-regulatory capital expenditures, certain payments, lien incurrence, debt incurrence, sales of assets and mergers and consolidations. In addition, the credit facility requires Equistar to maintain certain specified financial ratios. The breach of these covenants could permit the lenders to declare the loans immediately payable and could permit the lenders under Equistar’s credit facility to terminate future lending commitments. Furthermore, a default under Equistar’s debt instruments which results in, or permits, the acceleration of more than $50 million of indebtedness would constitute a cross-default under Lyondell’s credit facility.

During 2002, Equistar’s credit rating was lowered by two major rating agencies, Moody’s Investors Service (“Moody’s”) and the Standard & Poor’s (“S&P”) rating service of The McGraw-Hill Companies. Moody’s reduced Equistar’s noninvestment grade corporate rating from a Ba1 to a Ba3. S&P reduced Equistar’s corporate rating from an investment grade BBB- to a noninvestment grade BB. Both agencies cited Lyondell’s acquisition of Occidental’s interest in Equistar as the reason for the downgrade. The agencies stated that the acquisition results in a concentration of credit risk with Lyondell, which now owns a 70.5% interest in Equistar and whose debt currently has a noninvestment grade credit rating. S&P also cited current trough conditions in the industry and Equistar’s $1.1 billion goodwill write off.

Equistar amended its credit facility in late March 2002, making certain financial ratio requirements less restrictive, making the covenant limiting acquisitions more restrictive and adding a covenant limiting certain non-regulatory capital expenditures. The amendment increased the interest rate on the credit facility by 0.5% per annum. Equistar was in compliance with all covenants under its debt instruments as of September 30, 2002.

During October 2002, Equistar entered into an agreement with an independent issuer of receivables-backed commercial paper under which Equistar sold receivables and received cash proceeds of $100 million. Under the terms of the agreement, Equistar agreed to sell, on an ongoing basis and without recourse, designated accounts receivable. Equistar is obligated to sell new receivables as existing receivables are collected. The agreement has annual renewal provisions for up to three years. Upon entering into the agreement, the commitment under the revolving credit facility was reduced by $50 million, to $450 million, in accordance with the terms of the revolving credit facility. Equistar will use the proceeds to reduce borrowing under the revolving credit facility and for general corporate purposes.

Railcar Leases— Equistar leases certain railcars under three operating leases from unaffiliated entities established for the purpose of serving as lessors with respect to these leases. The leases include options for Equistar to purchase the railcars covered by the leases during a lease term. If Equistar does not exercise a purchase option, the affected railcars will be sold upon termination of the lease. In the event the sales proceeds are less than the lessor’s unrecovered investment, Equistar will pay the difference to the lessor, but no more than the guaranteed residual value.

As discussed above, during 2002, Equistar’s credit rating was lowered by two rating agencies, allowing the early termination of one of these railcar leases by the lessor. As a result, Equistar renegotiated the lease during the first quarter 2002, resulting in a payment of additional fees and a $17 million prepayment, which is being amortized over the remaining lease term. The prepayment reduced the guaranteed residual value under the lease, and reduced future lease payments. The guaranteed residual value of this lease at September 30, 2002 was $84 million.

Two of the railcar leases contain financial and other covenants that are substantially the same as those contained in Equistar’s credit facility. A breach of these covenants could permit the early termination of the leases by the lessors. Under one of the leases, the covenants were automatically updated with the March 2002 amendment to the credit facility. Under the other lease, Equistar amended the covenants to incorporate the March 2002 amendment to the credit facility. The amendment, which was completed in the second quarter 2002, required the payment of additional fees and a $17 million prepayment, which is being amortized through the end of 2002. With respect to that lease, Equistar plans to enter into a new lease arrangement with another lessor covering the subject railcars prior to December 31, 2002. The $17 million prepayment reduced the guaranteed residual value and the future lease payments. The guaranteed residual value of this lease at September 30, 2002 was $72 million.

The third of these railcar leases, with a guaranteed residual value of $34 million at September 30, 2002, terminates in November 2002. Equistar plans to enter into another lease arrangement with a new lessor covering the railcars. However, as an interim measure, it may need to repurchase the railcars, temporarily drawing on its revolving credit facility for this purpose.

The total guaranteed residual value under these leases at September 30, 2002, after considering the prepayments noted above, was approximately $190 million. Based on indications of lower current market values of the leased railcars, Equistar has estimated a potential loss on these leases, and is accruing this amount ratably over the remaining terms of the respective leases.

LCR Liquidity and Capital Resources— LCR’s $450 million term loan and $70 million revolving credit facility mature in January 2003. Based on the current status of the refinancing process, management anticipates that this debt will be refinanced during the fourth quarter 2002. Management expects that the financing will be similar to the current structure, but will be secured by substantially all of LCR’s assets.

Loans payable to partners include $229 million payable to Lyondell and $35 million payable to CITGO. These loans mature July 1, 2003. Management currently anticipates that the maturities of these loans will be extended by mutual agreement of the partners and consistent with the refinancing terms of LCR’s term loan and revolving credit facility.

CURRENT BUSINESS OUTLOOK

Lyondell’s near-term profitability will be affected by supply/demand balances for the chemical products of Equistar and Lyondell, raw material and energy costs, and crude oil deliveries under LCR’s crude supply agreement with PDVSA Oil. The global economic and political environment continues to be uncertain, contributing to low industry operating rates, adding to the volatility of raw material and energy costs, and forestalling the industry’s recovery from current trough conditions, all of which has placed pressure on Lyondell’s and Equistar’s operations, making it difficult to predict near-term performance.

Lyondell’s ongoing cost-control and cash-management programs continue to address the uncertainties it now faces. Through these programs, Lyondell is managing the elements that are within its direct control. Lyondell’s financing efforts have maintained focus around its strategic priorities of liquidity and debt reduction. Furthermore, the diversification represented by the Lyondell portfolio of businesses continues to support the enterprise through the economic downturn and the petrochemical trough.

RECENT ACCOUNTING STANDARDS

Effective January 1, 2002, Lyondell implemented Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, SFAS No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses obligations associated with the retirement of tangible long-lived assets. Adoption of SFAS No. 143 in 2003 is not expected to have a material effect on the consolidated financial statements of Lyondell, Equistar and LCR.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The primary impact of the statement on Lyondell will be the classification of losses that result from the early extinguishment of debt as a charge to income before extraordinary items. Reclassification of prior period losses that were originally reported as extraordinary items also will be required. Application of the statement will be required in 2003.

In July 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities. SFAS No. 146 addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities and facility closings. SFAS No. 146 will be effective for activities initiated after December 31, 2002. Early application is permitted. Lyondell does not expect adoption of SFAS No. 146 to have a material impact on the consolidated financial statements of Lyondell, Equistar or LCR.

See “Results of Operations” and Notes 2 and 4 to the Consolidated Financial Statements.

Item 3.    Disclosure of Market and Regulatory Risk.

Lyondell’s exposure to market and regulatory risks is described in Item 7a of its Annual Report on Form 10-K for the year ended December 31, 2001. Lyondell’s exposure to market and regulatory risks has not changed materially in the quarter ended September 30, 2002, except as noted below.

Certain federal and state governmental initiatives in the U.S. have sought either to rescind the oxygen requirement for reformulated gasoline or to restrict or ban the use of MTBE. On April 25, 2002, the U.S. Senate passed its version of an omnibus energy bill, which, among other things, would ban the use of MTBE as a fuel oxygenate. The Senate bill is not law and needs to be reconciled with the U.S. House of Representatives’ omnibus energy bill, which was passed in July 2001 and which would not ban the use of MTBE. At this time, the form and timing of that reconciliation, if any, is unknown. Lyondell’s North American MTBE sales represented approximately 27% of its total 2001 revenues.

Lyondell does not expect these initiatives to have a significant impact on MTBE margins or volumes in the remainder of 2002. However, beginning in 2003, several major oil companies have announced plans to discontinue the use of MTBE in gasoline produced for California markets. Currently, the California-market MTBE volumes of these companies account for an estimated 15% of U.S. MTBE industry demand and 10% of worldwide MTBE industry demand. Lyondell intends to continue marketing MTBE in the U.S. However, should it become necessary or desirable to significantly reduce MTBE production, Lyondell would need to make capital expenditures to add the flexibility to produce alternative gasoline blending components at its U.S.-based MTBE plants. The cost of converting its U.S.-based MTBE plants to iso-octane production could be as high as $65 million to $75 million. The profit margins on such alternative gasoline blending components could be lower than those historically realized on MTBE.

Additionally, Lyondell has an MTBE sales contract with BP p.l.c. (“BP”), which expires December 31, 2002 and represents approximately 15% of Lyondell’s worldwide MTBE sales volumes. The contract provides for formula-based prices that, historically, have been higher than market prices. If sales under the MTBE sales contract with BP had been priced at then prevailing MTBE market prices, Lyondell’s 2001 net income would have been reduced by approximately $16 million. Lyondell anticipates that the MTBE production previously sold under this contract will be sold under market-based sales agreements and in the spot market.

New air pollution standards promulgated by federal and state regulatory agencies in the U.S., including those specifically targeting the eight-county Houston/Galveston region, will affect a substantial portion of the operating facilities of Lyondell, Equistar and LCR. Compliance with these standards will result in increased capital investment during the next several years and higher annual operating costs for Lyondell, Equistar and LCR. Recently proposed revisions by the regulatory agencies would change the required nitrogen oxides, or NOx, reduction levels from 90% to 80%. However, any potential resulting savings from this proposed revision could be offset by the costs of stricter proposed controls over volatile organic compounds, or VOCs. Lyondell is still assessing the impact of these proposed regulations and there can be no guarantee as to the ultimate capital cost of implementing any final plan developed to ensure ozone attainment by the 2007 deadline. See Note 11 to the Consolidated Financial Statements.

Item 4.    Controls and Procedures

(a)
Evaluation of disclosure controls and procedures. During the 90-day period prior to the filing of this Quarterly Report on Form 10-Q, Lyondell performed an evaluation, under the supervision and with the participation of its management, including the President and Chief Executive Officer (principal executive officer) and Senior Vice President and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of Lyondell’s disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that Lyondell’s disclosure controls and procedures are effective.

(b)
Changes in internal controls. There were no significant changes in Lyondell’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this report are “forward-looking statements” within the meaning of the federal securities laws. Although Lyondell believes the expectations reflected in such forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties, and Lyondell can give no assurance that such expectations will prove to have been correct. Lyondell’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including:

•	the cyclical nature of the chemical and refining industries,

•	uncertainties associated with the United States and worldwide economies,

•	substantial chemical and refinery capacity changes resulting in oversupply and declining prices and margins,

•	the availability, cost and volatility of raw materials and utilities,

•	access to capital markets,

•	current and potential governmental regulatory actions or political unrest in the United States and in other countries,

•	potential terrorist acts,

•
operating interruptions (including leaks, explosions, fires, weather-related incidents, mechanical failure, unscheduled downtime, labor difficulties, transportation interruptions, spills and releases and other environmental risks),

•	technological developments, and

•	Lyondell’s ability to implement its business strategies, including cost reductions.

Many of such factors are beyond Lyondell’s or its joint ventures’ ability to control or predict. Any of these factors, or a combination of these factors, could materially affect Lyondell’s or its joint ventures’ future results of operations and the ultimate accuracy of the forward-looking statements. These forward-looking statements are not guarantees of Lyondell’s or its joint ventures’ future performance, and Lyondell’s or its joint ventures’ actual results and future developments may differ materially from those projected in the forward-looking statements. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or prior earnings levels.

All forward-looking statements in this Form 10-Q are qualified in their entirety by the cautionary statements contained in this section and in Lyondell’s Annual Report on Form 10-K for the year ended December 31, 2001.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

There have been no material developments with respect to Lyondell’s legal proceedings previously reported in the Annual Report on Form 10-K for the year ended December 31, 2001 and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2002 and June 30, 2002.

Item 2.    Changes in Securities and Use of Proceeds

On August 22, 2002, Lyondell sold the following in a private placement to Occidental Chemical Holding Corporation (“OCHC”), a subsidiary of Occidental Petroleum Corporation (“Occidental”), and received $440 million in cash:

•	34 million shares of Lyondell’s Series B common stock, par value $1.00 per share (“Series B Common Stock”);

•	five million five-year warrants (“Warrants”), each exercisable for the purchase of one share of Lyondell’s common stock, par value $1.00 per share (“Original Common Stock”); and

•
the right to receive a contingent payment having a value of up to $35 million, payable in cash or shares of Series B Common Stock or Original Common Stock (“Contingent Payment”), as determined by Lyondell, that will be equivalent in value to 7.38% of the cash distributions by Equistar to its owners.

Also on August 22, 2002, Lyondell used the proceeds from this sale of Series B Common Stock, Warrants and Contingent Payment to purchase Occidental’s 29.5% ownership interest in Equistar and paid Occidental approximately $440 million in cash. This purchase increased Lyondell’s ownership interest in Equistar from 41% to 70.5%. Millennium Chemicals Inc. holds the remaining 29.5% interest.

Except as conversion is restricted by agreement with Lyondell, shares of Series B Common Stock may be converted, without payment of additional consideration, into shares of Original Common Stock at any time after their issuance or at such later date as determined by Lyondell’s Board of Directors in the resolutions authorizing the issuance of shares. A stockholders agreement between Lyondell, OCHC and Occidental restricts the conversion of shares of Series B Common Stock beneficially owned by OCHC and Occidental and its wholly owned affiliates until at least August 21, 2004. Lyondell may, in its sole discretion, convert shares of Series B Common Stock into shares of Original Common Stock at any time. All shares of Original Common Stock issued upon conversion of the Series B Common Stock will be fully-paid and nonassessable. No conversion may take place during the period between a dividend declaration date and the related record date.

Each Warrant may be exercised for one share of Original Common Stock at an exercise price of $25.00 per share. However, Lyondell has the right, in its sole discretion, to instead make a “Net Payment” by electing to pay the excess, if any, between the stock price per share of Original Common Stock on the date of exercise and the exercise price. The Net Payment may be in the form of:

•	cash;

•	shares of Original Common Stock;

•	subject to specified limitations, Series B Common Stock; or

•	a combination of the above, at Lyondell’s option.

If Lyondell elects to make all or a portion of a Net Payment in the form of shares of Original Common Stock or Series B Common Stock, each share shall be valued by the average of the high and low per-share sale prices of Original Common Stock, as reported on the New York Stock Exchange, on the date a Warrant is exercised.

The offer and sale of the shares of Series B Common Stock and the Warrants was made in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended (the “Securities Act”), as set forth in Section 4(2) relating to sales by an issuer not involving any public offering. The shares of Series B Common Stock and the Warrants were issued, and any Contingent Payment and shares issued as a Net Payment will be issued, as restricted securities and the Warrants were, and any certificates representing shares so issued will be, stamped with a restrictive legend to prevent any resale without registration under the Securities Act or pursuant to an exemption.

Item 4.    Submission of Matters to a Vote of Security Holders

Lyondell held a special meeting of stockholders on August 21, 2002.

The stockholders approved the amendment and restatement of Lyondell’s Certificate of Incorporation to:

•	create a new series of common stock, designated as Series B Common Stock;

•
increase Lyondell’s authorized common stock from 250 million shares to 420 million shares, consisting of (1) 340 million shares of Original Common Stock and (2) 80 million shares of Series B Common Stock;

•	establish the relative powers, preferences, rights, qualifications, limitations and restrictions of Original Common Stock and Series B Common Stock; and

•	delete Article VIII (Relations with Substantial Stockholder) in its entirety.

The amendment and restatement did not change the number of authorized shares of preferred stock, which is 80 million shares.

The stockholders also approved the issuance and sale (the “Issuance”) to OCHC for $440 million in cash, of:

•	34 million shares of Series B Common Stock;

•	the Warrants; and

•
the right to receive a contingent payment having a value of up to $35 million, payable in cash or shares of Series B Common Stock or Original Common Stock, as determined by Lyondell, that will be equivalent in value to 7.38% of the cash distributions by Equistar to its owners.

The approval of the Issuance also constituted approval of the issuance of additional securities in the future as contemplated by the terms of the securities and the right to receive the contingent payment described above. The Issuance is described in more detail in “Item 2. Changes in Securities and Use of Proceeds.”

The votes were as follows:

1.    Approval of the Amended and Restated Certificate of Incorporation:

For:                                 89,814,734
Against:                            3,619,406
Abstain:                               263,912
Broker Non-Votes:                         0

2.    Approval of the Issuance to OCHC:

For:                                 90,732,400
Against:                            2,780,603
Abstain:                               185,048
Broker Non-Votes:                        0

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits

10.23    Amended and Restated Partnership Agreement of Equistar Chemicals, LP, dated as of November 6, 2002

10.26    Amended and Restated Parent Agreement, dated as of November 6, 2002

99.1      Certificate of Principal Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.2      Certificate of Principal Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)    Reports on Form 8-K

The following Current Reports on Form 8-K were filed or furnished during the quarter ended September 30, 2002 and through the date hereof:

Date of Report	Item No.	Financial Statements
July 8, 2002	5 and 7	No
August 13, 2002	7 and 9	No
August 21, 2002	5 and 7	No
August 21, 2002	7 and 9	No
August 22, 2002	2 and 7	No
August 22, 2002	7	Yes

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lyondell Chemical Company

Dated: November 13, 2002	/s/ CHARLES L. HALL

Charles L. Hall
Vice President
and Controller
(Duly Authorized and
Principal Accounting Officer)

CERTIFICATIONS

I, Dan F. Smith, President and Chief Executive Officer of Lyondell Chemical Company, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Lyondell Chemical Company;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ DAN F. SMITH

Dan F. Smith
President and Chief Executive Officer
(Principal Executive Officer)

I, T. Kevin DeNicola, Senior Vice President and Chief Financial Officer of Lyondell Chemical Company, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Lyondell Chemical Company;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ T. KEVIN DENICOLA

T. Kevin DeNicola
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)