Form 10-Q
period 2003-03-31
LYONDELL CHEMICAL CO
filed 2003-05-09
CIK 842635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to                        .

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑     No ☐

Number of shares of common stock outstanding as of March 31, 2003:                         161,308,190

(includes common stock, $1.00 par value, and Series B common stock, $1.00 par value)

PART I. FINANCIAL INFORMATION

LYONDELL CHEMICAL COMPANY

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended March 31,
Millions of dollars, except per share data	2003	2002
Sales and other operating revenues	$989	$674
Operating costs and expenses:
Cost of sales	956	589
Selling, general and administrative expenses	42	40
Research and development expense	9	7

	1,007	636

Operating income (loss)	(18)	38
Interest expense	(100)	(93)
Interest income	17	2
Other income, net	16	1

Loss before equity investments and income taxes	(85)	(52)

Income (loss) from equity investments:
Equistar Chemicals, LP	(100)	(45)
LYONDELL-CITGO Refining LP	19	27
Other	(2)	(3)

	(83)	(21)

Loss before income taxes	(168)	(73)
Benefit from income taxes	(55)	(18)

Net loss	$(113)	$(55)

Basic and diluted loss per share	$(.70)	$(.47)

See Notes to the Consolidated Financial Statements.

LYONDELL CHEMICAL COMPANY

CONSOLIDATED BALANCE SHEETS

Millions, except shares and par value data	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$331	$286
Other short-term investments	53	44
Accounts receivable:
Trade, net	358	340
Related parties	54	56
Inventories	352	344
Prepaid expenses and other current assets	69	66
Deferred tax assets	35	35

Total current assets	1,252	1,171
Property, plant and equipment, net	2,364	2,369
Investments and long-term receivables:
Investment in Equistar Chemicals, LP	1,084	1,184
Investment in PO joint ventures	796	770
Receivable from LYONDELL-CITGO Refining LP	229	229
Investment in LYONDELL-CITGO Refining LP	20	68
Other investments and long-term receivables	87	98
Goodwill, net	1,124	1,130
Other assets, net	412	429

Total assets	$7,368	$7,448

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	$319	$260
Related parties	65	84
Current maturities of long-term debt	1	1
Accrued liabilities	331	279

Total current liabilities	716	624
Long-term debt	3,926	3,926
Other liabilities	663	673
Deferred income taxes	824	881
Commitments and contingencies
Minority interest	145	165
Stockholders’ equity:
Common stock, $1.00 par value, 340,000,000 shares authorized, 128,530,000 shares issued	128	128
Series B common stock, $1.00 par value, 80,000,000 shares authorized, 35,172,845 and 34,568,224 shares issued, respectively	35	35
Additional paid-in capital	1,388	1,380
Retained deficit	(171)	(18)
Accumulated other comprehensive loss	(219)	(271)
Treasury stock, at cost, 2,394,655 and 2,685,080 shares, respectively	(67)	(75)

Total stockholders’ equity	1,094	1,179

Total liabilities and stockholders’ equity	$7,368	$7,448

See Notes to the Consolidated Financial Statements.

LYONDELL CHEMICAL COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
Millions of dollars	2003	2002
Cash flows from operating activities:
Net loss	$(113)	$(55)
Adjustments to reconcile net loss to net cash provided by operating activities:
Losses from equity investments	102	48
Depreciation and amortization	57	56
Deferred income taxes	(54)	7
Gain on sale of investment	(18)	—
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(48)	28
Inventories	(5)	13
Accounts payable	36	(42)
Prepaid expenses and other current assets	39	71
Other assets and liabilities, net	50	44

Cash provided by operating activities	46	170

Cash flows from investing activities:
Distributions from affiliates in excess of earnings	71	—
Contributions and advances to affiliates	(51)	(38)
Proceeds from sale of investment	28	—
Expenditures for property, plant and equipment	(9)	(11)
Purchase of short-term investments	(9)	—

Cash provided by (used in) investing activities	30	(49)

Cash flows from financing activities:
Dividends paid	(28)	(26)
Repayment of long-term debt	—	(13)
Other	(3)	—

Cash used in financing activities	(31)	(39)

Increase in cash and cash equivalents	45	82
Cash and cash equivalents at beginning of period	286	146

Cash and cash equivalents at end of period	$331	$228

See Notes to the Consolidated Financial Statements.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    Basis of Preparation

The accompanying consolidated financial statements are unaudited and have been prepared from the books and records of Lyondell Chemical Company (“Lyondell”) in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2002 included in the Lyondell 2002 Annual Report on Form 10-K. Certain amounts from prior periods have been reclassified to conform to the current period presentation.

2.    Accounting Changes

Lyondell is implementing three accounting changes in 2003, as discussed below.

Employee Stock Options—To better reflect the full cost of employee compensation, Lyondell has elected to adopt the “fair value” method of accounting for employee stock options, the preferred method as defined by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, issued by the Financial Accounting Standards Board (“FASB”) in December 2002, provides three alternative methods of transition for a voluntary change to the fair value method, and requires certain related disclosures. Lyondell adopted the fair value method in the first quarter of 2003, using the prospective transition method. Under this method, an estimate of the fair value of options granted to employees during 2003 and thereafter is charged to earnings over the related vesting periods. This change resulted in an after-tax charge of approximately $1 million for the three months ended March 31, 2003.

Prior to 2003, Lyondell accounted for employee stock options under the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation cost was recognized in connection with stock options granted prior to 2003 under Lyondell’s plans. The pro forma effect on net income and earnings per share of measuring compensation expense for such grants in the manner prescribed in SFAS No. 123 is summarized in the table below:

	For the three months ended March 31,
Millions of dollars, except per share data	2003	2002
Reported net loss	$(113)	$(55)
Add stock-based compensation expense included in net income, net of tax	1	—
Deduct stock-based compensation expense using fair value method for all awards, net of tax	(2)	(2)

Pro forma net loss	$(114)	$(57)

Basic and diluted loss per share:
Reported	$(0.70)	$(0.47)
Pro forma	$(0.71)	$(0.49)

Early Extinguishment of Debt—In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The primary impact of the statement on Lyondell will be the classification of gains or losses that result from the early extinguishment of debt as an element of income before extraordinary items. Also, gains or losses that were originally reported as extraordinary items in prior periods will be reclassified. This change had no effect on the periods ending March 31, 2003 and 2002.

Variable Interest Entities—In January 2003, the FASB issued Interpretation No. 46 (“FIN No. 46”), Consolidation of Variable Interest Entities. FIN No. 46 addresses certain situations in which a company should include in its financial statements the assets, liabilities and activities of another entity. FIN No. 46 applies immediately to entities created after January 31, 2003 and, for Lyondell, will apply to existing entities beginning in the third quarter 2003.

Lyondell expects the application of FIN No. 46 to result in the consolidation of the entity from which it leases BDO-2, a butanediol plant in The Netherlands. The consolidation of this entity as of March 31, 2003, using exchange rates as of that date, would have resulted in a net increase in property, plant and equipment of approximately $185 million, a decrease in other liabilities of $12 million, a $204 million increase in debt and a $5 million after-tax charge, reported as the cumulative effect of the accounting change.

3.    Equity Interest in Equistar Chemicals, LP

Lyondell’s operations in the petrochemicals and polymers segments are conducted through its joint venture ownership interest in Equistar Chemicals, LP (“Equistar”). Prior to August 22, 2002, Lyondell had a 41% interest in Equistar, while Millennium Chemicals Inc. (“Millennium”) and Occidental Petroleum Corporation (“Occidental”) each had a 29.5% interest. On August 22, 2002, Lyondell acquired Occidental’s 29.5% interest in Equistar.

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

Summarized financial information for Equistar follows:

	March 31, 2003	December 31, 2002
Millions of dollars
BALANCE SHEETS
Total current assets	$1,180	$1,126
Property, plant and equipment, net	3,469	3,565
Other assets	394	361

Total assets	$5,043	$5,052

Current maturities of long-term debt	$332	$32
Other current liabilities	652	682
Long-term debt	1,896	2,196
Other liabilities and deferred revenues	388	221
Partners’ capital	1,775	1,921

Total liabilities and partners’ capital	$5,043	$5,052

	For the three months ended March 31,
	2003	2002
STATEMENTS OF INCOME
Sales and other operating revenues	$1,641	$1,136
Cost of sales	1,676	1,162
Selling, general and administrative expenses	40	40
Research and development expenses	9	9
Loss on sale of asset	12	—

Operating loss	(96)	(75)
Interest expense, net	(49)	(52)
Other income (expense), net	(1)	1

Loss before cumulative effect of accounting change	(146)	(126)
Cumulative effect of accounting change	—	(1,053)

Net loss	$(146)	$(1,179)

SELECTED ADDITIONAL INFORMATION
Depreciation and amortization	$78	$73
Expenditures for property, plant and equipment	13	15

As part of the implementation of SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002, the entire unamortized balance of Equistar’s goodwill was determined to be impaired. Accordingly, Equistar’s earnings in the first quarter 2002 were reduced by a charge of $1.1 billion. Lyondell’s 41% share of the charge for impairment of Equistar’s goodwill was offset by a corresponding reduction in the difference between Lyondell’s investment in Equistar and its underlying equity in Equistar’s net assets.

Lyondell’s loss from its equity investment in Equistar consists of Lyondell’s share of Equistar’s loss before the cumulative effect of the accounting change and the accretion of the remaining difference between Lyondell’s underlying equity in Equistar’s net assets and its investment in Equistar. At March 31, 2003, Lyondell’s underlying equity in Equistar’s net assets exceeded its investment in Equistar by approximately $167 million. This difference is being recognized in income over the next 15 years.

4.    Equity Interest in LYONDELL-CITGO Refining LP

Lyondell’s refining operations are conducted through its joint venture ownership interest in LYONDELL-CITGO Refining LP (“LCR”). Lyondell has a 58.75% interest in LCR, while CITGO Petroleum Corporation (“CITGO”) has a 41.25% interest. Because the partners jointly control certain key management decisions, including approval of the strategic plan, capital expenditures and annual budget, issuance of debt and the appointment of the executive management of the partnership, Lyondell accounts for its investment in LCR using the equity method of accounting. As a partnership, LCR is not subject to federal income taxes.

Summarized financial information for LCR follows:

	March 31, 2003	December 31, 2002
Millions of dollars
BALANCE SHEETS
Total current assets	$271	$357
Property, plant and equipment, net	1,275	1,312
Other assets	90	88

Total assets	$1,636	$1,757

Current liabilities	$372	$514
Long-term debt	450	450
Loans payable to partners	264	264
Other liabilities	127	126
Partners’ capital	423	403

Total liabilities and partners’ capital	$1,636	$1,757

	For the three months ended March 31,
	2003	2002
STATEMENTS OF INCOME
Sales and other operating revenues	$1,183	$707
Cost of sales	1,133	646
Selling, general and administrative expenses	12	12

Operating income	38	49
Interest expense, net	(10)	(8)

Net income	$28	$41

SELECTED ADDITIONAL INFORMATION
Depreciation and amortization	$28	$29
Expenditures for property, plant and equipment	15	22

Lyondell’s income from its equity investment in LCR consists of Lyondell’s share of LCR’s net income and the accretion of the difference between Lyondell’s underlying equity in LCR’s net assets and its investment in LCR. At March 31, 2003, Lyondell’s underlying equity in LCR’s net assets exceeded its investment in LCR by approximately $272 million. This difference is being recognized in income over the next 25 years.

5.    Inventories

Inventories consisted of the following components:

	March 31, 2003	December 31, 2002
Millions of dollars
Finished goods	$265	$271
Work-in-process	10	7
Raw materials	41	29
Materials and supplies	36	37

Total inventories	$352	$344

6.    Property, Plant and Equipment, Net

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows:

	March 31, 2003	December 31, 2002
Millions of dollars
Land	$11	$11
Manufacturing facilities and equipment	3,003	2,959
Construction in progress	27	30

Total property, plant and equipment	3,041	3,000
Less accumulated depreciation	677	631

Property, plant and equipment, net	$2,364	$2,369

Depreciation and amortization is summarized as follows:

	March 31, 2003	March 31, 2002
Millions of dollars
Property, plant and equipment	$40	$31
Investment in PO joint venture	8	8
Turnaround costs	4	3
Software costs	2	2
Other	3	12

Total depreciation and amortization	$57	$56

In addition, amortization of debt issuance costs of $4 million for each of the three month periods ended March 31, 2003 and 2002 is included in interest expense in the Consolidated Statements of Income.

7.    Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2003	December 31, 2002
Millions of dollars
Bank credit facility:
Revolving credit facility	$—	$—
Term Loan E due 2006	103	103
Other debt obligations:
Senior Secured Notes, Series A due 2007, 9.625%	900	900
Senior Secured Notes, Series B due 2007, 9.875%	1,000	1,000
Senior Secured Notes due 2008, 9.5%	393	393
Senior Secured Notes due 2008, 9.5%	330	330
Senior Secured Notes due 2012, 11.125%	276	276
Senior Subordinated Notes due 2009, 10.875%	500	500
Debentures due 2005, 9.375%	100	100
Debentures due 2010, 10.25%	100	100
Debentures due 2020, 9.8%	224	224
Other	1	1

Total long-term debt	3,927	3,927
Less current maturities	1	1

Long-term debt, net	$3,926	$3,926

In March 2003, Lyondell obtained amendments to its credit facility to provide additional financial flexibility by easing certain financial ratio requirements.

8.    Commitments and Contingencies

Capital Commitments—Lyondell has various commitments related to capital expenditures, all made in the normal course of business. At March 31, 2003, major capital commitments primarily consisted of Lyondell’s 50% share of those related to the construction of a world-scale PO/SM facility, known as PO-11, in The Netherlands. Lyondell’s share of the outstanding commitments relating to PO-11, which will be funded through contributions and advances to affiliates, totaled approximately $45 million as of March 31, 2003.

Crude Supply Agreement—Under a crude supply agreement (“Crude Supply Agreement” or “CSA”), PDVSA Petróleo, S.A. (“PDVSA Oil”) is required to sell, and LCR is required to purchase, 230,000 barrels per day of extra heavy crude oil, which constitutes approximately 86% of LCR’s refining capacity of 268,000 barrels per day of crude oil. Since April 1998, PDVSA Oil has, from time to time, declared itself in a force majeure situation and subsequently reduced deliveries of crude oil. Such reductions in deliveries were purportedly based on announced OPEC production cuts. PDVSA Oil informed LCR that the Venezuelan government, through the Ministry of Energy and Mines, had instructed that production of certain grades of crude oil be reduced. In certain circumstances, PDVSA Oil made payments to LCR under a different provision of the Crude Supply Agreement in partial compensation for such reductions.

In January 2002, PDVSA Oil again declared itself in a force majeure situation and stated that crude oil deliveries could be reduced by up to 20.3% beginning March 1, 2002. Beginning in March 2002, deliveries of crude oil to LCR were reduced to approximately 198,000 barrels per day, reaching a level of 190,000 barrels per day during the second quarter 2002. Crude oil deliveries to LCR under the Crude Supply Agreement increased to the contract level of 230,000 barrels per day during the third quarter 2002, averaging 212,000 barrels per day for the third quarter. Although deliveries increased to contract levels during the third quarter 2002, PDVSA Oil did not revoke its January 2002 force majeure declaration during 2002. A national strike in Venezuela began in early December 2002 and disrupted deliveries of crude oil to LCR under the Crude Supply Agreement. PDVSA Oil again declared a force majeure and reduced deliveries of crude oil to LCR. In March 2003, PDVSA Oil notified LCR that the force majeure had been lifted with respect to CSA crude oil.

LCR has consistently contested the validity of the reductions in deliveries by PDVSA Oil and Petróleos de Venezuela, S.A. (“PDVSA”) under the Crude Supply Agreement. The parties have different interpretations of the provisions of the contracts concerning the delivery of crude oil. The contracts do not contain dispute resolution procedures, and the parties have been unable to resolve their commercial dispute. As a result, on February 1, 2002, LCR filed a lawsuit against PDVSA and PDVSA Oil in connection with the force majeure declarations.

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

Indemnification Arrangements Relating to Equistar—Lyondell, Millennium and Occidental and certain of their subsidiaries have each agreed to provide certain indemnifications to Equistar with respect to the petrochemicals and polymers businesses they each contributed. In addition, Equistar agreed to assume third party claims that are related to certain contingent liabilities arising prior to the contribution transactions that are asserted prior to December 1, 2004 as to Lyondell and Millennium, and May 15, 2005 as to Occidental, to the extent the aggregate thereof does not exceed $7 million for each entity, subject to certain terms of the respective asset contribution agreements. As of March 31, 2003, Equistar had incurred approximately $7 million with respect to the indemnification basket for the business contributed by Lyondell. Lyondell, Millennium and Occidental each remain liable under these indemnification arrangements to the same extent as they were before Lyondell’s acquisition of Occidental’s interest in Equistar.

Environmental Remediation—As of March 31, 2003, Lyondell’s environmental liability for future remediation costs at its plant sites and a limited number of Superfund sites totaled $18 million. The liabilities range from less than $1 million to $4 million per site and are expected to be incurred primarily over the next ten years. In the opinion of management, there is currently no material estimable range of possible loss in excess of the liabilities recorded for environmental remediation. However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in investigations by regulatory agencies, could require Lyondell to reassess its potential exposure related to environmental matters.

Clean Air Act—The eight-county Houston/Galveston region has been designated a severe non-attainment area for ozone by the U.S. Environmental Protection Agency (“EPA”). Emission reduction controls for nitrogen oxides (“NOx”) must be installed at LCR’s refinery and each of Lyondell’s two facilities and Equistar’s six facilities in the Houston/Galveston region during the next several years. Recently adopted revisions by the regulatory agencies changed the required NOx reduction levels from 90% to 80%. Compliance with the previously proposed 90% reduction standards would have resulted in increased aggregate capital investment, estimated at between $400 million and $500 million for Lyondell, Equistar and LCR before the 2007 deadline. Under the revised 80% standard, Lyondell estimates that the incremental capital expenditures would decrease to between $250 million and $300 million for Lyondell, Equistar and LCR. However, the savings from this revision could be offset by the costs of stricter proposed controls over highly reactive, volatile organic compounds, or HRVOCs. Lyondell, Equistar and LCR are still assessing the impact of the proposed HRVOC revisions and there can be no guarantee as to the ultimate cost of implementing any final plan developed to ensure ozone attainment by the 2007 deadline.

The following table summarizes the range of projected capital expenditures for Lyondell and its joint ventures to comply with the 80% NOx emission reduction requirements:

Millions of dollars	From	To
NOx capital expenditure—100% basis:
Lyondell	$35	$45
Equistar	165	200
LCR	50	55

Total NOx capital expenditures	$250	$300

NOx capital expenditures—Lyondell proportionate share:
Lyondell—100%	$35	$45
Equistar—70.5%	115	140
LCR—58.75%	30	35

Total Lyondell share NOx capital expenditures	$180	$220

Of these amounts, Lyondell’s proportionate share of spending through March 31, 2003, totaled $32 million. The timing and amount of future expenditures are subject to regulatory and other uncertainties, as well as obtaining the necessary permits and approvals.

The Clean Air Act Amendments of 1990 set minimum levels for oxygenates, such as MTBE, in gasoline sold in areas not meeting specified air quality standards. However, the presence of MTBE in some water supplies in California and other states due to gasoline leaking from underground storage tanks and in surface water from recreational water craft has led to public concern about the use of MTBE. Certain U.S. federal and state governmental initiatives have sought either to rescind the oxygen requirement for reformulated gasoline or to restrict or ban the use of MTBE. Lyondell’s North American MTBE sales represented approximately 26% of its total 2002 revenues. The U.S. House of Representatives and the U.S. Senate each passed versions of an omnibus energy bill during 2001 and 2002, respectively. The Senate version of the energy bill would have resulted in a ban on the use of MTBE. The two energy bills were not reconciled during the conference process and an omnibus energy bill was not passed during 2002.

Both the U.S. House of Representatives and the U.S. Senate are pursuing an energy bill during the 2003/2004 legislative cycle. It is likely that fuel content, including MTBE use, will be a subject of legislative debate. Factors which could be considered in this debate include the impact on gasoline price and supply and the potential for degradation of air quality.

At the state level, a number of states have legislated future MTBE bans. Of these, several are mid-West states that use ethanol as the oxygenate of choice. Bans in these states should not have an impact on MTBE demand. However, Connecticut, California and New York have bans of MTBE in place effective October 1, 2003, January 1, 2004, and January 1, 2004, respectively. Lyondell estimates that California represents 34% of the U.S. MTBE industry demand and 20% of the worldwide MTBE industry demand, while Connecticut and New York combined represent 12% of the U.S. MTBE industry demand and 7% of the worldwide MTBE industry demand.

At this time, Lyondell cannot predict the impact that these initiatives will have on MTBE margins or volumes during 2003. However, several major oil companies have announced plans, beginning in 2003, to discontinue the use of MTBE in gasoline produced for California markets. Lyondell estimates that the California-market MTBE volumes of these companies currently account for an estimated 23% of U.S. MTBE industry demand and 13% of worldwide MTBE industry demand. Lyondell intends to continue marketing MTBE in the U.S. However, should it become necessary or desirable to significantly reduce MTBE production, Lyondell would need to make capital expenditures to add the flexibility to produce alternative gasoline blending components, such as iso-octane or ethyl tertiary butyl ether (“ETBE”), at its U.S.-based MTBE plant. The current estimated costs for converting Lyondell’s U.S.-based MTBE plant to iso-octane production range from $65 million to $75 million. The profit contribution for iso-octane is likely to be lower than that historically realized on MTBE. Alternatively, Lyondell is pursuing ETBE viability through legislative efforts. One key hurdle is equal access to the federal subsidy provided for ethanol blended into gasoline for the ethanol component of ETBE. Lyondell’s U.S.-based MTBE plant could be converted to ETBE production with minimal capital expenditure.

The Clean Air Act also specified certain emissions standards for vehicles and, in 1998, the EPA concluded that additional controls on gasoline and diesel fuel were necessary. New standards for gasoline were finalized in 1999 and will require refiners to produce a low sulfur gasoline by 2004, with final compliance by 2006. A new “on-road” diesel standard was adopted in January 2001 and will require refiners to produce ultra low sulfur diesel by June 2006, with some allowance for a conditional phase-in period that could extend final compliance until 2009. These standards will result in increased capital investment for LCR. In the first quarter 2003, LCR developed an alternative approach to complying with the low sulfur gasoline standard that will lead to a reduction in overall estimated capital expenditures for the project. As a result, LCR recognized impairment of value of $25 million of costs incurred to date for the project. The revised estimated incremental spending, excluding the $25 million charge, totaled between $100 million to $180 million for the new gasoline standards and remained between $250 million to $300 million for the new diesel standard, of which approximately $14 million, excluding the $25 million charge, has been incurred by LCR as of March 31, 2003. Lyondell’s 58.75% share of these incremental capital expenditures would be between $200 million and $280 million. In addition, these standards could result in higher operating costs for LCR. Equistar’s business may also be impacted if these standards increase the cost for processing fuel components.

General—Lyondell is involved in various lawsuits and proceedings. Subject to the uncertainty inherent in all litigation, management believes the resolution of these proceedings will not have a material effect on the financial position, liquidity or results of operations of Lyondell.

In the opinion of management, any liability arising from the matters discussed in this note is not expected to have a material adverse effect on the financial position or liquidity of Lyondell. However, the adverse resolution in any reporting period of one or more of these matters discussed in this note could have a material impact on Lyondell’s results of operations for that period, which may be mitigated by contribution or indemnification obligations of co-defendants or others, or by any insurance coverage that may be available to offset the effects of any such award.

9.    Per Share Data

Basic earnings per share for the periods presented are computed based upon the weighted average number of shares of original common stock and Series B common stock outstanding during the periods. Diluted earnings per share also include the effect of stock options issued under the 1999 Long-Term Incentive Plan and the Executive Long-Term Incentive Plan as well as outstanding warrants. These stock options and warrants were antidilutive for the periods presented.

Earnings per share data and dividends declared per share of common stock were as follows:

	For the three months ended March 31,
	2003	2002
Weighted average shares, in thousands	160,419	117,565
Basic and diluted loss per share	$(.70)	$(.47)
Dividends declared per share of common stock	$.225	$.225

10.    Comprehensive Loss

The components of the comprehensive loss were as follows:

	For the three months ended March 31,
	2003	2002
Net loss	$(113)	$(55)

Other comprehensive gain (loss):
Foreign currency translation gain (loss)	52	(17)
Net losses on derivative instruments	—	(1)
Minimum pension liability adjustment	—	4

Total other comprehensive gain (loss)	52	(14)

Comprehensive loss	$(61)	$(69)

11.    Segment and Related Information

Lyondell operates in four reportable segments:

•	Intermediate chemicals and derivatives (“IC&D”), including propylene oxide, propylene glycol, propylene glycol ethers, butanediol, toluene diisocyanate, styrene monomer, and tertiary butyl alcohol and its derivative, MTBE;

•	Petrochemicals, including ethylene, ethylene glycol, ethylene oxide and derivatives, propylene, butadiene and aromatics;

•	Polymers, primarily polyethylene; and

•	Refining of crude oil.

Lyondell’s entire $1.1 billion balance of goodwill is allocated to the IC&D segment.

Summarized financial information concerning reportable segments is shown in the following table:

Millions of dollars	IC&D	Petrochemicals	Polymers	Refining	Other	Total
For the three months ended March 31, 2003:
Sales and other operating revenues	$989	$—	$—	$—	$—	$989
Operating loss	(18)	—	—	—	—	(18)
Interest expense	—	—	—	—	(100)	(100)
Interest income	—	—	—	—	17	17
Other income, net	16	—	—	—	—	16
Income (loss) from equity investments	(2)	(22)	(25)	19	(53)	(83)
Loss before income taxes	—	—	—	—	—	(168)

For the three months ended March 31, 2002:
Sales and other operating revenues	$674	$—	$—	$—	$—	$674
Operating income	38	—				38
Interest expense	—	—	—	—	(93)	(93)
Interest income	—	—	—	—	2	2
Other income, net	—	—	—	—	1	1
Income (loss) from equity investments	—	(10)	(9)	27	(29)	(21)
Loss before income taxes	—	—	—	—	—	(73)

The following table presents the details of “Income (loss) from equity investments” as presented above in the “Other” column for the periods indicated:

	For the three months ended March 31,
Millions of dollars	2003	2002
Equistar items not allocated to segments:
Principally general and administrative expenses and interest expense, net	$(53)	$(26)
Other	—	(3)

Total	$(53)	$(29)

12.    Supplemental Guarantor Information

ARCO Chemical Technology Inc. (“ACTI”), ARCO Chemical Technology L.P. (“ACTLP”) and Lyondell Chemical Nederland, Ltd. (“LCNL”) are guarantors, jointly and severally, (collectively “Guarantors”) of the $337 million senior secured notes issued in December 2002, the $278 million senior secured notes issued in July 2002, the $393 million senior secured notes issued in December 2001 and the $500 million senior subordinated notes and $1.9 billion senior secured notes issued in May 1999 (see Note 7). LCNL, a Delaware corporation, is a wholly owned subsidiary of Lyondell, which owns a Dutch subsidiary that operates a chemical production facility near Rotterdam, The Netherlands. ACTI is a Delaware corporation, which holds the investment in ACTLP. ACTLP is a Delaware limited partnership, which holds and licenses technology to other Lyondell affiliates and to third parties. Separate financial statements of the Guarantors are not considered to be material to the holders of the senior subordinated notes and senior secured notes. The following condensed consolidating financial information present supplemental information for the Guarantors as of March 31, 2003 and December 31, 2002 and for the three-month periods ended March 31, 2003 and 2002.

CONDENSED CONSOLIDATING FINANCIAL INFORMATION (UNAUDITED)

BALANCE SHEET

As of March 31, 2003

Millions of dollars	Lyondell	Guarantors	Non- Guarantors	Eliminations	Consolidated Lyondell
Total current assets	$675	$184	$393	$—	$1,252
Property, plant and equipment, net	858	593	913	—	2,364
Investments and long-term receivables	7,391	536	2,032	(7,743)	2,216
Goodwill, net	441	447	236	—	1,124
Other assets	300	81	31	—	412

Total assets	$9,665	$1,841	$3,605	$(7,743)	$7,368

Current maturities of long-term debt	$1	$—	$—	$—	$1
Other current liabilities	469	90	156	—	715
Long-term debt	3,924	—	2	—	3,926
Other liabilities	593	50	20	—	663
Deferred income taxes	569	178	77	—	824
Intercompany liabilities (assets)	3,015	(1,224)	(1,791)	—	—
Minority interest	—	—	145	—	145
Stockholders’ equity	1,094	2,747	4,996	(7,743)	1,094

Total liabilities and stockholders’ equity	$9,665	$1,841	$3,605	$(7,743)	$7,368

BALANCE SHEET

As of December 31, 2002

Millions of dollars	Lyondell	Guarantors	Non- Guarantors	Eliminations	Consolidated Lyondell
Total current assets	$674	$173	$324	$—	$1,171
Property, plant and equipment, net	872	581	916	—	2,369
Investments and long-term receivables	7,335	504	2,196	(7,686)	2,349
Goodwill, net	453	437	240	—	1,130
Other assets	313	83	33	—	429

Total assets	$9,647	$1,778	$3,709	$(7,686)	$7,448

Current maturities of long-term debt	$1	$—	$-—	$—	$1
Other current liabilities	431	90	102	—	623
Long-term debt	3,924	—	2	—	3,926
Other liabilities	602	48	23	—	673
Deferred income taxes	637	172	72	—	881
Intercompany liabilities (assets)	2,873	(1,223)	(1,650)	—	—
Minority interest	—	—	165	—	165
Stockholders’ equity	1,179	2,691	4,995	(7,686)	1,179

Total liabilities and stockholders’ equity	$9,647	$1,778	$3,709	$(7,686)	$7,448

CONDENSED CONSOLIDATING FINANCIAL INFORMATION (UNAUDITED)—(Continued)

STATEMENT OF INCOME

For the Three Months Ended March 31, 2003

Millions of dollars	Lyondell	Guarantors	Non-Guarantors	Eliminations	Consolidated Lyondell
Sales and other operating revenues	$622	$260	$555	$(448)	$989
Cost of sales	644	246	514	(448)	956
Selling, general and administrative expenses	22	6	14	—	42
Research and development expense	9	—	—	—	9

Operating income (loss)	(53)	8	27	—	(18)
Interest income (expense), net	(88)	4	1	—	(83)
Other income (expense), net	(18)	—	34	—	16
Income (loss) from equity investments	14	(2)	(81)	(14)	(83)
Intercompany income	27	10	21	(58)	—
(Benefit from) provision for income taxes	(39)	7	1	(24)	(55)

Net income (loss)	$(79)	$13	$1	$(48)	$(113)

STATEMENT OF INCOME

For the Three Months Ended March 31, 2002

Millions of dollars	Lyondell	Guarantors	Non-Guarantors	Eliminations	Consolidated Lyondell
Sales and other operating revenues	$469	$165	$351	$(311)	$674
Cost of sales	460	148	292	(311)	589
Selling, general and administrative expenses	26	3	11	—	40
Research and development expense	7	—	—	—	7

Operating income (loss)	(24)	14	48	—	38
Interest income (expense), net	(95)	2	2	—	(91)
Other income (expense), net	(10)	4	7	—	1
Income (loss) from equity investments	65	—	(21)	(65)	(21)
Intercompany income	8	12	18	(38)	—
(Benefit from) provision for income taxes	(14)	8	13	(25)	(18)

Net income (loss)	$(42)	$24	$41	$(78)	$(55)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION (UNAUDITED)—(Continued)

STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2003

Millions of dollars	Lyondell	Guarantors	Non-Guarantors	Eliminations	Consolidated Lyondell
Net income (loss)	$(79)	$13	$1	$(48)	$(113)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	18	12	27	—	57
Gain on sale of investment	—	—	(18)	—	(18)
Deferred income taxes	(68)	—	14	—	(54)
Net changes in working capital and other	208	9	(34)	(9)	174

Net cash provided by (used in) operating activities	79	34	(10)	(57)	46

Distributions from affiliates in excess of earnings	—	—	71	—	71
Contributions and advances to affiliates	—	(27)	(24)	—	(51)
Proceeds from sale of investment	—	—	28	—	28
Expenditures for property, plant and equipment	(6)	(1)	(2)	—	(9)
Purchase of short-term investments	(9)	—	—	—	(9)

Net cash provided by (used in) investing activities	(15)	(28)	73	—	30

Dividends paid	(28)	—	(57)	57	(28)
Other	(3)	—	—	—	(3)

Net cash used in financing activities	(31)	—	(57)	57	(31)

Increase in cash and cash equivalents	$33	$6	$6	$—	$45

CONDENSED CONSOLIDATING FINANCIAL INFORMATION (UNAUDITED)—(Continued)

STATEMENT OF CASH FLOWS—(Continued)

For the Three Months Ended March 31, 2002

Millions of dollars	Lyondell	Guarantors	Non- Guarantors	Eliminations	Consolidated Lyondell
Net income (loss)	$(42)	$24	$41	$(78)	$(55)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	29	9	22	—	60
Deferred income taxes	4	(2)	5	—	7
Net changes in working capital and other	147	(27)	(2)	40	158

Net cash provided by operating activities	138	4	66	(38)	170

Expenditures for property, plant and equipment	(8)	(1)	(2)	—	(11)
Contributions and advances to affiliates	—	—	(38)	—	(38)

Net cash used in investing activities	(8)	(1)	(40)	—	(49)

Dividends paid	(26)	—	(38)	38	(26)
Repayment of long-term debt	(13)	—	—	—	(13)

Net cash used in financing activities	(39)	—	(38)	38	(39)

Effect of exchange rate changes on cash	—	1	(1)	—	—

Increase (decrease) in cash and cash equivalents	$91	$4	$(13)	$—	$82

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with information contained in the Consolidated Financial Statements of Lyondell Chemical Company (“Lyondell”) and the notes thereto.

In addition to comparisons of current operating results with the same period in the prior year, Lyondell has included, as additional disclosure, certain “trailing quarter” comparisons of first quarter 2003 operating results to fourth quarter 2002 operating results. Lyondell’s and its joint ventures’ businesses are highly cyclical, in addition to experiencing some less significant seasonal effects. Trailing quarter comparisons may offer important insight into the current business direction of Lyondell.

References to industry benchmark prices or costs, including the weighted average cost of ethylene production, are generally to industry prices and costs reported by Chemical Marketing Associates, Incorporated (“CMAI”), except that crude oil and natural gas benchmark price references are to industry prices reported by Platts, a reporting service of The McGraw-Hill Companies.

Overview

General—In the first quarter 2003, the chemical industry was adversely affected by the level and volatility of raw material and energy costs. Despite some moderation late in the quarter, the industry experienced significantly higher and more volatile energy and raw material costs in the first quarter 2003 than in the first quarter 2002.

Crude oil and natural gas prices generally have been indicators of the level and direction of movement of raw material and energy costs for Lyondell and Equistar Chemicals, LP (“Equistar”). The following table shows the average benchmark prices for crude oil and natural gas for the first quarter 2003 and 2002, as well as benchmark sales prices for ethylene and propylene, which Equistar produces and sells. Propylene is also a key raw material for Lyondell’s intermediate chemicals and derivatives business segment. The benchmark weighted average cost of ethylene production is based on the estimated ratio of petroleum liquids, or heavy liquids, and natural gas liquids (“NGLs”), or light raw materials, used in U.S. ethylene production and is subject to revision by CMAI based on the actual ratio of heavy liquids to NGLs.

	Average Benchmark Price and Percent Change Versus Prior Year Period Average
	First Quarter 2003	Percent Change	First Quarter 2002
Crude oil—dollars per barrel	34.07	58%	21.60
Natural gas—dollars per million BTUs	6.33	171%	2.34
Weighted average cost of ethylene production—cents per pound	22.68	68%	13.52
Ethylene—cents per pound	28.42	47%	19.33
Propylene—cents per pound	22.67	54%	14.75

Lyondell and its joint venture, Equistar, implemented significant price increases in the first quarter 2003 for substantially all of their products. However, the timing of implementation of these price increases was such that Lyondell and Equistar experienced decreases in average product margins in the first quarter 2003 compared to the first quarter 2002.

In addition, demand for chemical products, in general, was adversely impacted by the global economic uncertainties as well as the significant increases in prices. Industrial production in the U.S., an indicator of economic activity, was estimated to have grown at less than a 1% annual rate during the first quarter 2003 compared to a weak 1.4% annual rate in the first quarter 2002.

Other significant events in the first quarter 2003 included:

•	A restructuring of Lyondell’s Nihon Oxirane joint venture in Japan, including Lyondell’s sale of a 10% interest in the joint venture to its partner for $28 million, resulting in an $18 million pre tax gain and reducing Lyondell’s remaining interest to 40%.

•	Equistar’s receipt of $159 million in connection with a 15-year propylene supply arrangement and the sale of a polypropylene production facility for $35 million, resulting in a $12 million loss on the sale, on March 31, 2003. Lyondell’s proportionate share of the loss on the sale was $8 million before tax. Total cash proceeds to Equistar were $194 million.

•	LCR’s development of an alternative approach to complying with a low sulfur gasoline standard, leading to a reduction in estimated future capital expenditures. As a result, in the first quarter 2003, LCR recognized impairment of value of $25 million of costs incurred to date for the project. Lyondell’s proportionate share of this charge was $15 million before tax.

•	Lyondell’s receipt of $27 million, including $15 million of interest income, related to a settlement of income tax issues related to ARCO Chemical Company, which Lyondell acquired in 1998.

RESULTS OF OPERATIONS

Lyondell’s operating income relates to the intermediate chemicals & derivatives (“IC&D”) business segment. Lyondell’s activities in the petrochemicals, polymers and refining business segments are conducted through its interests in Equistar and LYONDELL-CITGO Refining LP (“LCR”). Lyondell accounts for its investments in Equistar and LCR using the equity method of accounting.

Through April 30, 2002, Lyondell’s methanol operations were conducted through its joint venture ownership interest in Lyondell Methanol Company, L.P. (“LMC”), which was not a reportable segment. Effective May 1, 2002, LMC became wholly owned by Lyondell and the methanol results are included in the IC&D segment from that date. The effects of consolidating the LMC operations, which previously had been accounted for using the equity method, were not material.

Lyondell Chemical Company

Revenues and Operating Results—Lyondell had an operating loss of $18 million in the first quarter 2003 compared to operating income of $38 million in the first quarter 2002. Lyondell’s revenues and operating results are reviewed below in the discussion of the IC&D segment.

Loss from Equity Investment in Equistar—Lyondell’s equity investment in Equistar resulted in a loss of $100 million in the first quarter 2003 compared to a loss of $45 million in the first quarter 2002. The $55 million increase in Lyondell’s equity loss from Equistar was due to lower Equistar earnings in the first quarter 2003 and an increase in Lyondell’s ownership percentage from 41% to 70.5% in August 2002. On a 100% basis, Equistar’s net loss increased to $146 million in the first quarter 2003 compared to a net loss of $126 million before the cumulative effect of an accounting change in the first quarter 2002. The first quarter 2003 included a $12 million loss on the sale of a polypropylene production facility, while the first quarter 2002 loss included a $33 million negative impact from certain above-market, fixed price natural gas and NGL purchase contracts. The higher first quarter 2003 loss was due to lower product margins and lower sales volumes compared to the first quarter 2002. Product margins decreased in the first quarter 2003 compared to the first quarter 2002 as sales price increases in Equistar’s petrochemicals and polymers segments failed to keep pace with rapid increases in raw material and energy costs in the first quarter 2003.

Income from Equity Investment in LCR—Lyondell’s income from its equity investment in LCR was $19 million in the first quarter 2003 compared to $27 million in the first quarter 2002. LCR’s first quarter 2003 included a $25 million charge related to costs incurred to date for a low sulfur gasoline project, of which Lyondell’s share was $15 million before tax. In addition to the $25 million charge, LCR’s first quarter 2003 operations were negatively affected by a strike in Venezuela and the resulting disruption in CSA crude oil deliveries (see “Crude Supply Agreement” section of Note 8 to the Consolidated Financial Statements) as well as the impact of higher natural gas costs. However, these effects were offset by higher margins on both CSA and spot market crude oil. CSA margins were higher as the first quarter 2003 deliveries included a higher mix of heavier grade crude oil. Spot market margins were also higher, compared to the first quarter 2002, as industry refining margins improved significantly in the first quarter 2003.

Interest Income—Interest income was $17 million in the first quarter 2003 and $2 million in the first quarter 2002. The first quarter 2003 included $15 million of interest income related to a settlement of income tax issues.

Other Income, net—Other income, net was $16 million in the first quarter 2003 and $1 million in the first quarter 2002. The first quarter 2003 included an $18 million gain on the sale of a 10% interest in the Nihon Oxirane joint venture based in Japan to Lyondell’s partner in the venture. See “Intermediate Chemicals and Derivatives Segment—Overview” below.

Income Tax—The annual effective tax rate for 2003 is estimated to be 33% compared to 25% used in the first quarter 2002. Both rates reflected a tax benefit from domestic operating losses expected for the year. The lower 2002 rate reflected a lower expected loss for 2002 and a higher proportionate impact from taxes on foreign income.

Net Loss—The first quarter 2003 net loss of $113 million increased from a net loss of $55 million in the first quarter 2002. The $58 million increase was primarily attributable to:

•	Lyondell’s after-tax operating loss of $12 million in the first quarter 2003, a $41 million decrease compared to after-tax operating income of $29 million in the first quarter 2002,

•	a $33 million increase in the after-tax loss from Lyondell’s equity investment in Equistar, and

•	Lyondell’s $10 million after-tax share of LCR’s first quarter 2003 charge for the impairment of capital project costs.

These negative factors were only partially offset by after-tax benefits of $10 million from the tax settlement interest income and $12 million from the gain on Lyondell’s sale of a 10% equity interest in the Nihon Oxirane joint venture.

Lyondell and Equistar experienced lower product margins in the first quarter 2003 due to rapid increases in raw material and energy costs. In addition, Lyondell’s first quarter 2003 results were negatively impacted by approximately $6 million after tax due to the expiration of a major MTBE sales contract at the end of 2002.

First Quarter 2003 versus Fourth Quarter 2002

For the first quarter 2003, Lyondell reported a net loss of $113 million compared to a fourth quarter 2002 net loss of $93 million. Compared to the fourth quarter 2002:

•	Lyondell had a first quarter 2003 after-tax operating loss of $12 million, a $20 million decrease compared to after-tax operating income of $8 million in the fourth quarter 2002,

•	the first quarter 2003 after-tax loss from Lyondell’s equity investment in Equistar increased $13 million, and

•	the first quarter 2003 after-tax income from Lyondell’s equity investment in LCR decreased $13 million.

As noted above, these negative factors were only partially offset by the benefits from the tax settlement interest income and the gain on sale of a portion of Lyondell’s equity interest in a joint venture.

The first quarter 2003 losses at Lyondell and Equistar primarily reflected lower product margins as a result of rapid increases in raw material and energy costs. In addition, Lyondell was negatively impacted by the expiration of a major MTBE sales contract at the end of 2002. The decreased earnings at LCR reflected Lyondell’s share of the capital project cost impairment and the negative effect, early in the first quarter 2003, of a general strike in Venezuela with resulting lower deliveries of CSA crude oil compared to the fourth quarter 2002.

Intermediate Chemicals and Derivatives Segment

Overview—The IC&D segment produces and markets propylene oxide (“PO”), PO derivatives, toluene diisocyanate (“TDI”), styrene monomer (“SM”) and methyl tertiary butyl ether (“MTBE”), the principal derivative of tertiary butyl alcohol (“TBA”).

In the first quarter 2003, the IC&D segment was adversely affected by higher raw material and energy costs. In the U.S., the benchmark cost of propylene, a key raw material, averaged 54% higher in the first quarter 2003 than in the first quarter 2002. The IC&D segment also experienced higher energy costs due to the significant increase in natural gas costs in the U.S., compared to the first quarter 2002, and the segment continued to be affected by ongoing excess industry capacity.

In response to higher raw material and energy costs, Lyondell announced sales price increases for products in the IC&D segment, which were not fully effective in the first quarter 2003, leading to lower product margins in the first quarter 2003 compared to the first quarter 2002. The announced price increases resulted in some advance buying by customers, benefiting PO and PO derivatives sales volumes in the first quarter 2003. In addition, a major MTBE sales contract expired at the end of 2002, resulting in a decline in MTBE margins from the first quarter 2002 to the first quarter 2003.

Also in the first quarter 2003, Lyondell completed a restructuring of its Nihon Oxirane joint venture in Japan, including Lyondell’s sale of a 10% interest in the joint venture to its partner for $28 million, resulting in an $18 million gain and reducing Lyondell’s remaining interest from 50% to 40%. The agreements also include provisions for the cross licensing of certain technology rights, construction of a new propylene glycol (“PG”) plant by Nihon Oxirane, changes by the partners to expand Nihon Oxirane’s market position in Asia for PO and PG and to improve Nihon Oxirane’s cost structure. In addition, under the new agreements, a new PO plant in Chiba, Japan constructed by Lyondell’s joint venture partner and scheduled to begin production in the second quarter 2003, will be transferred to Nihon Oxirane by 2006. The governance of the joint venture remains substantially unchanged.

The following table sets forth volumes, including processing volumes, included in sales and other operating revenues for the IC&D segment.

	For the three months ended March 31,
Volumes, in millions (a)	2003	2002
PO, PO derivatives and TDI (pounds)	899	785
Co-products:
SM (pounds)	869	786
MTBE and other TBA derivatives (gallons)	257	267

Millions of dollars (a)
Sales and other operating revenues	$989	$674
Operating income (loss)	(18)	38

(a)	The ownership interest of Bayer AG and Bayer Corporation (collectively “Bayer”) in a PO joint venture with Lyondell represents ownership of an in-kind portion of the PO production of the PO joint venture. Bayer’s share of the PO production from the PO joint venture is approximately 1.5 billion pounds annually. Bayer’s PO volumes are not included in sales and are excluded from the table above.

Revenues—Revenues of $989 million in the first quarter 2003 increased 47% from $674 million in the first quarter 2002 due primarily to higher sales prices as well as higher sales volumes. The higher sales prices in the first quarter 2003, to a large extent, were in response to significantly higher raw material costs compared to the first quarter 2002. Sales volumes for PO and derivatives, which include TDI, increased 15%. Higher deicer sales volumes were a result of a more severe 2002/2003 winter season, while PO and other PO derivatives sales volumes benefited from some advance buying by customers in anticipation of announced sales price increases. First quarter 2003 SM volumes increased 11% on improved demand compared to the weak SM market conditions experienced in the first quarter 2002. Sales volumes decreased 4% for TBA and derivatives, primarily MTBE.

Operating Income (Loss)—The IC&D segment had an operating loss of $18 million in the first quarter 2003 compared to operating income of $38 million in the first quarter 2002. The decrease was primarily due to lower first quarter margins for MTBE and for PO and derivatives, as well as expiration of the major MTBE sales contract. The lower margins were due to significantly higher raw material costs in the first quarter 2003 compared to the first quarter 2002. First quarter 2003 TDI margins were higher compared to the first quarter 2002 as a result of higher sales prices due to improved supply/demand balances.

First Quarter 2003 versus Fourth Quarter 2002

The operating loss of $18 million in the first quarter 2003 compares to operating income of $12 million in the fourth quarter 2002. The decrease in profitability was primarily due to lower first quarter 2003 margins for PO and derivatives and lower sales volumes and margins for MTBE. Significant increases in propylene raw material costs in the first quarter 2003 were only partly recovered through sales price increases in PO and PO derivative products, resulting in generally lower margins for these products compared to the fourth quarter of 2002. Higher sales volumes for PO and PO derivatives, including a seasonal increase in deicers, partially offset the lower margins. First quarter 2003 MTBE margins were negatively impacted by a number of factors, including expiration of the major MTBE sales contract, the return of margins to typical first-quarter seasonal levels and the impact of high raw material and natural gas prices in the first quarter 2003. TDI operating results in the first quarter 2003 improved compared to the previous quarter, which was negatively impacted by costs associated with planned maintenance activity.

Equistar Chemicals, LP

Overview—Equistar implemented significant price increases in the first quarter 2003 for substantially all of its petrochemicals and polymers products. However, the timing of implementation of these price increases was such that Equistar experienced decreases in average product margins in the first quarter 2003 compared to the first quarter 2002.

U.S. demand for ethylene in the first quarter 2003 grew an estimated 3.8% compared to the first quarter 2002. However, demand for ethylene for all of 2002 only increased 2.2% compared to 2001, a year in which demand contracted by 9.0%.

On March 31, 2003, Equistar completed transactions involving a 15-year propylene supply arrangement and the sale of a polypropylene production facility in Pasadena, Texas. Equistar received total cash proceeds of approximately $194 million, including the value of the polypropylene inventory sold. Approximately $159 million of the total cash proceeds represented a partial prepayment under the propylene supply arrangement.

RESULTS OF OPERATIONS

Net Loss—Equistar had a net loss in the first quarter 2003 of $146 million compared to a net loss before the cumulative effect of an accounting change of $126 million in the first quarter 2002. The increase in net loss was primarily due to lower product margins as a result of rapid increases in raw material and energy costs in the first quarter 2003 compared to the first quarter 2002. In addition, demand was adversely impacted by the global economic uncertainties and product price increases. While the first quarter 2003 included a loss of $12 million from the sale of the polypropylene production facility, the first quarter 2002 included a $33 million negative impact from certain above-market fixed price natural gas and NGL purchase contracts.

First Quarter 2003 versus Fourth Quarter 2002

Equistar’s first quarter 2003 net loss of $146 million increased $32 million compared to the net loss of $114 million in the fourth quarter 2002. The $32 million increase in the net loss included the $12 million loss from the sale of the polypropylene production facility and reflected lower first quarter 2003 product margins. Escalating natural gas and crude oil prices in the first quarter 2003 resulted in significant increases in the cost of ethylene production. The benchmark cost of ethylene in the first quarter 2003 increased nearly 5 cents per pound, or 26%, from the fourth quarter 2002. The timing of petrochemicals and polymers product sales price increases lagged behind the increases in production costs, such that average product margins in the first quarter 2003 were lower than average fourth quarter 2002 product margins.

Segment Data

The following tables reflect selected actual sales volume data, including intersegment sales volumes, and summarized financial information for Equistar’s business segments.

	For the three months ended March 31,
In millions	2003	2002
Selected petrochemicals products:
Olefins (pounds)	3,921	4,137
Aromatics (gallons)	94	86
Polymers products (pounds)	1,397	1,508

Millions of dollars
Sales and other operating revenues:
Petrochemicals segment	$1,536	$993
Polymers segment	513	410
Intersegment eliminations	(408)	(267)

Total	$1,641	$1,136

Operating loss:
Petrochemicals segment	$(32)	$(24)
Polymers segment	(35)	(21)
Unallocated	(29)	(30)

Total	$(96)	$(75)

Petrochemicals Segment

Revenues—Revenues of $1.5 billion in the first quarter 2003 increased 55% compared to revenues of $1.0 billion in the first quarter 2002 due to higher sales prices partly offset by lower sales volumes. Benchmark ethylene prices averaged 49% higher in the first quarter 2003 compared to the first quarter 2002 in response to significant increases in the cost of ethylene production, while benchmark propylene sales prices averaged 54% higher. Sales volumes decreased 3% in the first quarter 2003 compared to the first quarter 2002 due to lower co-product production.

Operating Loss—The operating loss of $32 million in the first quarter 2003 compares to an operating loss of $24 million in the first quarter 2002. The net loss increased primarily due to lower product margins as higher raw material costs were only partly offset by higher average sales prices in the first quarter 2003 compared to the first quarter 2002. The costs of both heavy liquid and NGL based raw materials as well as energy costs increased dramatically in the first quarter 2003 compared to the first quarter 2002. The first quarter 2002 included the effect of certain fixed price natural gas and NGL purchase contracts entered into in early 2001. Equistar’s costs under these fixed-price contracts, which largely expired by the end of the first quarter 2002, were approximately $33 million higher than market-based contracts would have been.

Polymers Segment

Revenues—Revenues of $513 million in the first quarter 2003 increased 25% compared to revenues of $410 million in the first quarter 2002. The increase was due to higher average sales prices partly offset by a 7% decrease in sales volumes. First quarter 2002 average sales prices increased in response to higher raw material as well as higher energy costs. The lower sales volumes reflected a slowing of demand due to economic uncertainty and the negative impact on demand of the higher sales prices.

Operating Loss—For the first quarter 2003, the polymers segment had an operating loss of $35 million compared to an operating loss of $21 million in the first quarter 2002. The higher first quarter 2003 operating loss included a $12 million loss on the sale of a plant as well as lower polymer margins and, to a lesser extent, lower sales volumes. On March 31, 2003, Equistar sold its polypropylene production facility in Pasadena, Texas, realizing a loss on the sale of $12 million. Margins decreased in the first quarter 2003 compared to the first quarter 2002 as higher raw material and energy costs were only partly offset by higher average sales prices. Benchmark ethylene and propylene costs were 47% and 54% higher, respectively, in the first quarter 2003 compared to the first quarter 2002.

Unallocated Items

Cumulative Effect of Accounting Change—Effective January 1, 2002, Equistar adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Upon implementation of SFAS No. 142, Equistar reviewed goodwill for impairment and concluded that the entire balance of goodwill was impaired, resulting in a $1.1 billion charge that was reported as the cumulative effect of an accounting change as of January 1, 2002. See Note 3 to Consolidated Financial Statements.

LYONDELL-CITGO Refining LP

Refining Segment

Overview—In January 2002, PDVSA Petróleo, S.A. (“PDVSA Oil”) declared itself in a force majeure situation and stated that crude oil deliveries could be reduced by up to 20.3% beginning March 1, 2002. Beginning March 2002, PDVSA Oil reduced deliveries of extra heavy Venezuelan crude oil to LCR under a crude supply agreement with LCR (“Crude Supply Agreement” or “CSA”) based on the declared force majeure. See “Crude Supply Agreement” section of Note 8 to the Consolidated Financial Statements. These shortfalls were largely offset by CSA crude oil inventories that were accumulated during a major planned maintenance turnaround in the fourth quarter 2001 and processed in the first quarter 2002. This enabled LCR to process an average 229,000 barrels per day of CSA crude oil in the first quarter 2002.

Although CSA deliveries were restored to contract levels in the third quarter 2002, a national strike in Venezuela that began in early December 2002 again disrupted deliveries of CSA crude oil to LCR, causing LCR to temporarily reduce operating rates. As a result of the reduced CSA crude oil deliveries, LCR purchased significant volumes of crude oil from alternate sources during January 2003. The crude oil from these alternate sources did not completely offset the financial impact of the reduced CSA supplies from Venezuela. CSA deliveries returned to contract levels, beginning in February 2003. The net combination of these factors resulted in lower average CSA crude oil processing rates of 194,000 barrels per day for the first quarter 2003 compared to the 229,000 barrels per day for the first quarter 2002.

During the first quarter 2003, LCR developed an alternative approach to complying with a mandated low sulfur gasoline standard, which will lead to a reduction in overall capital expenditures. As a result, in the first quarter 2003, LCR recognized impairment of value of $25 million of costs related to the project. See “Clean Air Act” section of Note 8 to the Consolidated Financial Statements.

The following table sets forth, in thousands of barrels per day, sales volumes for LCR’s refined products and processing rates for the periods indicated:

	For the three months ended March 31,
	2003	2002
Refined products sales volumes:
Gasoline	113	105
Diesel and heating oil	78	80
Jet fuel	21	22
Aromatics	9	8
Other refined products	83	115

Total refined products sales volumes	304	330

Crude processing rates:
Crude supply agreement	194	229
Other crude oil	51	32

Total crude oil	245	261

Revenues—Revenues for LCR, including intersegment sales, were $1,183 million in the first quarter 2003, a 67% increase compared to first quarter 2002 revenues of $707 million. The increase was primarily due to higher sales prices for refined products partly offset by an 8% decrease in sales volumes. Average sales prices for refined products during the first quarter 2003 were 67% higher than the first quarter 2002, reflecting the significant increase in the price of crude oil during the period. The lower first quarter 2003 sales volumes reflected lower production due to the January 2003 disruptions that resulted from the reduced deliveries of CSA crude oil. Total crude processing rates decreased 6%, averaging 245,000 barrels per day in the first quarter 2003 and 261,000 barrels per day in the first quarter 2002.

Net Income—LCR’s net income was $28 million in the first quarter 2003 compared to $41 million in the first quarter 2002. The decrease in net income reflected the $25 million charge related to the previously capitalized costs for the low sulfur gasoline project. In addition to the $25 million charge, LCR’s first quarter 2003 operations were negatively affected by a strike in Venezuela and the resulting disruption in CSA crude oil deliveries as well as the impact of higher natural gas costs. However, these effects were offset by higher margins on both CSA and spot market crude oil. CSA margins were higher as the first quarter 2003 deliveries included a higher mix of heavier grade crude oil. Spot market margins were also higher, compared to the first quarter 2002, as industry refining margins improved significantly in the first quarter 2003.

First Quarter 2003 versus Fourth Quarter 2002

LCR’s net income in the first quarter 2003 was $28 million compared to $59 million in the fourth quarter 2002. In addition to the $25 million charge described above, operating income decreased compared to the fourth quarter 2002 as a result of the Venezuelan strike and the resulting disruption in CSA crude oil deliveries as well as the impact of higher natural gas costs. The disruption, which began in December 2002, affected January 2003, with operations and earnings both returning to normal levels during February and March 2003. LCR’s total crude processing rate in the first quarter 2003 was lower than in the previous quarter, averaging 245,000 barrels per day compared to 250,000 barrels per day in the fourth quarter 2002. Crude oil volumes processed under the CSA averaged 194,000 barrels per day during the first quarter 2003 compared to 209,000 barrels per day in the fourth quarter 2002.

FINANCIAL CONDITION

Operating Activities—Lyondell’s operating activities provided cash of $46 million in the first quarter 2003 compared to $170 million in the first quarter 2002. The decrease in operating cash flow in the 2003 period reflected Lyondell’s higher first quarter 2003 net loss and the non-cash deferred tax benefit of $54 million related to the loss. In addition, income tax refunds and settlements of $64 million in the first quarter 2003 were lower than the $97 million of income tax refunds received in the first quarter 2002. Lyondell has now fully utilized the ability to carry tax losses back to prior years and will not receive a refund in 2004 for the tax benefit related to the 2003 loss, but will be required to carry forward this loss against future taxable income. The net effect of changes in the major components of working capital—receivables, inventory and payables—in the first quarter 2003 was comparable to the changes in the first quarter 2002, as increases in receivables and inventory were largely offset by an increase in payables. In March 2003, Lyondell paid certain Equistar product invoices totaling $23 million for product delivered in March 2003 in consideration of discounts offered by Equistar for early payment. Such payable otherwise would have been expected to be paid in April 2003.

Investing Activities—In March 2003, Lyondell completed agreements related to its Nihon Oxirane joint venture based in Japan. As part of the agreements, Lyondell sold a 10% share in Nihon Oxirane to its partner in the venture for $28 million, reducing Lyondell’s ownership interest to 40%, and realized an $18 million gain on the sale.

The following table summarizes the capital expenditures of Lyondell and its principal joint ventures as well as their 2003 budgeted capital spending.

	Budget	For the three months ended March 31,

Millions of dollars	2003	2003	2002
Capital expenditures—100% basis:
Lyondell	$58	$9	$11
Equistar	97	13	15
LCR	71	15	22

Capital expenditures—Lyondell proportionate share:
Lyondell—100%	$58	$9	$11
Equistar—70.5% (41% prior to August 22, 2002)	68	9	6
LCR—58.75%	42	9	13

Total capital expenditures	168	27	30
Contributions to PO-11 joint venture	70	27	13
Contributions to PO joint venture	3	3	—

Total capital	$241	$57	$43

In addition to contributions related to the PO-11 project, the 2003 capital budgets of Lyondell and its principal joint ventures include spending for regulatory and environmental compliance projects.

The following table summarizes Lyondell’s cash distributions from and cash contributions to its principal joint ventures:

	For the three months ended March 31,
Millions of dollars	2003	2002
Cash distributions from joint ventures:
LCR	$88	$24
Other	2	—

Total	$90	$24

Cash contributions to joint ventures:
LCR	$21	$22
PO-11 joint venture	27	12
PO joint venture	3	1
LMC	—	3

Total	$51	$38

As a result of continuing adverse conditions in the industry and its debt service obligations, Equistar made no cash distributions to its partners during the periods shown. In the first quarter 2003, LCR made cash distributions of $88 million, which were $69 million more than Lyondell’s $19 million share of LCR’s net income for the first quarter 2003.

During the first quarter 2003, Lyondell purchased $9 million of other short-term investments.

Financing Activities—Lyondell paid a regular quarterly dividend of $.225 per share of original common stock, or $28 million, in the first quarter 2003. Lyondell elected to pay the regular quarterly dividend on each share of outstanding Series B common stock in kind in the form of 604,621 shares of Series B common stock on March 31, 2003. On May 1, 2003, the board of directors of Lyondell declared a regular quarterly dividend of $.225 per share of common stock. The regular quarterly dividend on each share of outstanding original common stock is payable in cash on June 16, 2003. Lyondell has elected to pay the regular quarterly dividend on each share of outstanding Series B common stock in kind in the form of additional shares of Series B common stock on June 30, 2003.

Lyondell obtained amendments to its credit facility in March 2003. See “Liquidity and Capital Resources–Long-Term Debt” below.

Liquidity and Capital Resources—Lyondell’s balance sheet remains highly leveraged. As of March 31, 2003, long-term debt, including current maturities, totaled $3.9 billion, or approximately 77% of total capitalization. In addition, as of March 31, 2003, Lyondell’s joint ventures had approximately $2.7 billion of debt (see “Joint Venture Debt” below) and Lyondell remains contingently liable as a guarantor of $330 million of that debt.

In January 2003, Standard & Poor’s (“S&P”) rating service of The McGraw-Hill Companies placed Lyondell’s debt on “CreditWatch” with negative implications, while Moody’s Investors Service (“Moody’s”) changed the rating outlook on Lyondell’s debt to negative from stable. Both agencies cited concern over the financial performance of LCR, while Moody’s also cited continuing weak financial performance at Lyondell and Equistar. In February 2003, S&P took Lyondell off “CreditWatch,” following indications that the business disruptions related to reduced crude oil deliveries to LCR from Venezuela would be limited. At that time S&P also affirmed Lyondell’s ratings and changed the rating outlook to negative. A downgrade of Lyondell’s debt rating could affect its borrowing costs and its ability to refinance. If Lyondell does not maintain its current Moody’s debt rating, or the current S&P rating is lowered two levels, the receivable sales agreement may be terminated.

Lyondell believes that conditions will be such that cash balances, cash generated from operating activities, and funds under the credit facility will be adequate to meet anticipated future cash requirements, including scheduled debt repayments, other contractual obligations, necessary capital expenditures, ongoing operations and dividends. Future operating performance could be affected by general economic, financial, competitive, legislative, regulatory, business and other factors, many of which are beyond Lyondell’s control. If future operating cash flows are less than currently anticipated, Lyondell may need to reduce or delay capital expenditures, sell assets or reduce operating expenses.

At March 31, 2003, Lyondell had cash on hand of $331 million and other short-term investments of $53 million. In addition, the $350 million revolving credit facility, which matures in June 2005, was undrawn at March 31, 2003. Amounts available under the revolving credit facility are reduced to the extent of outstanding letters of credit provided under the credit facility, which totaled $50 million as of March 31, 2003.

Long-Term Debt—As a result of continuing adverse conditions in the industry, in March 2003, Lyondell obtained amendments to its credit facility to provide additional financial flexibility by easing certain financial ratio requirements. The BDO-2 transaction documents were also amended to incorporate the revised covenants from the credit facility. The credit facility and the indentures pertaining to Lyondell’s senior secured notes and senior subordinated notes contain covenants that, subject to exceptions, restrict sale and leaseback transactions, lien incurrence, debt incurrence, dividends, investments, non-regulatory capital expenditures, certain payments, sales of assets and mergers. In addition, the credit facility requires Lyondell to maintain specified financial ratios and consolidated net worth, as defined in the credit facility. Beginning in 2004, the financial ratio requirements under the Lyondell credit facility become increasingly restrictive over time. The breach of these covenants would permit the lenders to declare the loans immediately payable and would permit the lenders under

Lyondell’s credit facility to terminate future lending commitments. Lyondell was in compliance with all such covenants as of March 31, 2003.

Guarantees of Equistar Debt—Lyondell is guarantor of $300 million of Equistar debt and a co-obligor with Equistar for $30 million of debt.

Joint Venture Debt—At March 31, 2003, the outstanding debt of Lyondell’s joint ventures to parties other than Lyondell was $2.2 billion for Equistar and $485 million for LCR. This debt is not carried on Lyondell’s balance sheet because, except for the amounts described in the preceding section, Lyondell has no obligation with respect to that debt. The ability of the joint ventures to distribute cash to Lyondell is reduced by current weak business conditions, in the case of Equistar, and by their respective debt service obligations.

Equistar Liquidity and Capital Resources—At March 31, 2003, Equistar’s long-term debt, including current maturities, totaled $2.2 billion, or approximately 55% of its total capitalization. Equistar had cash on hand of $112 million at March 31, 2003. Equistar’s $354 million revolving credit facility, which matures in August 2006, was undrawn at March 31, 2003. Amounts available under the revolving credit facility are reduced to the extent of outstanding letters of credit provided under the credit facility, which totaled $16 million as of March 31, 2003.

In January 2003, Moody’s changed the rating outlook for both Equistar and Lyondell to negative from stable. Moody’s cited its belief that Equistar’s credit profile is limited by the financial strength of Lyondell, whose outlook was changed primarily as a result of concerns regarding one of its other major joint ventures. The rating and outlook were reaffirmed by Moody’s and S&P in April 2003 in connection with Equistar’s new debt offering – see “Long-Term Debt” below. The lowering of Equistar’s debt rating could affect its borrowing costs and its ability to refinance debt in the future, and could result in termination of the receivables sales agreement – see “Receivables Sale” below – and a rail car lease.

Equistar’s management believes that conditions will be such that cash balances, cash generated by operating activities and funds under Equistar’s credit facility will be adequate to meet Equistar’s anticipated future cash requirements, including scheduled debt repayments, other contractual obligations, necessary capital expenditures and ongoing operations. Equistar’s future operating performance could be affected by general economic, financial, competitive, legislative, regulatory, business and other factors, many of which are beyond Equistar’s control. If future operating cash flows are less than currently anticipated due to raw material prices or other factors, Equistar may need to reduce or delay capital expenditures, sell assets, or reduce operating expenses.

Long-Term Debt—As a result of continuing adverse conditions in the industry, in March 2003, Equistar obtained amendments to its credit facility to provide additional financial flexibility by making certain financial ratio requirements less restrictive, except that the maximum permitted debt ratios become more restrictive beginning September 30, 2004. The amended credit facility and the indentures governing Equistar’s senior notes contain covenants that, subject to certain exceptions, restrict sale and leaseback transactions, lien incurrence, debt incurrence, sales of assets, investments, non-regulatory capital expenditures, certain payments, and mergers. In addition, the credit facility requires Equistar to maintain specified financial ratios. The financial ratio requirements under Equistar’s credit facility become increasingly restrictive beginning in the fourth quarter 2003. The breach of these covenants would permit the lenders under Equistar’s credit facility and the indentures governing the senior notes to declare the loans immediately payable and would permit the lenders under Equistar’s credit facility to terminate future lending commitments. Furthermore, a default under Equistar’s debt instruments which would permit the acceleration of more than $50 million of indebtedness would constitute a cross-default under Lyondell’s credit facility. Equistar was in compliance with all covenants under its debt instruments as of March 31, 2003.

In April 2003, Equistar completed a private placement of $450 million of 10.625% senior notes due in 2011. The proceeds, net of associated fees, are being used to prepay $300 million of 8.5% notes due in the first quarter 2004, approximately $122 million of the $296 million of outstanding term loans under Equistar’s credit facility and prepayment premiums of approximately $17 million.

Deferred Revenues—On March 31, 2003, Equistar received an advance of approximately $159 million, representing a partial prepayment for product to be delivered under a long-term product supply arrangement, primarily at cost-based prices. Equistar will recognize this deferred revenue over 15 years, as the associated product is delivered.

Receivables Sale—During October 2002, Equistar entered into an agreement with an independent issuer of receivables-backed commercial paper under which Equistar sold receivables and received cash proceeds of $100 million. The agreement has annual renewal provisions for up to three years. Under the terms of the agreement, Equistar agreed to maintain a debt rating of at least B1 by Moody’s and BB- by S&P. In March 2003, Equistar obtained an amendment to reduce the minimum required debt rating of Moody’s to at least B2, making the Moody’s minimum debt rating consistent with the S&P minimum rating at two rating levels below Moody’s and S&P’s current rating of Equistar debt. If Equistar does not maintain the minimum ratings, the receivables agreement may be terminated.

LCR Liquidity and Capital Resources—LCR maintains a $450 million bank term loan facility and a $70 million working capital revolving credit facility, both of which mature in June 2004. The facilities are secured by substantially all of the assets of LCR. The revolving credit facility, which was undrawn at March 31, 2003, is reduced to the extent of outstanding letters of credit provided under the credit facility, which totaled $12 million as of March 31, 2003. Loans payable to partners include $229 million payable to Lyondell and $35 million payable to CITGO. These loans mature in December 2004.

In April 2003, LCR obtained an amendment to its debt facilities clarifying a definition in the agreements. LCR was in compliance with all covenants under its debt facilities as of March 31, 2003.

CURRENT BUSINESS OUTLOOK

Crude oil and natural gas costs, which peaked in late February and early March 2003, have receded in late March and April 2003, resulting in lower energy costs for Lyondell and Equistar and lower raw material costs for Equistar. In the IC&D segment, product margins in PO and derivatives are improving as a result of announced price increases that are continuing to take effect. Sales price increases in Equistar’s ethylene chain and co-products, coupled with the decline in raw material and energy costs, have improved ethylene production economics, particularly for production using crude oil-based raw materials. However, the combination of higher product prices and global economic and political uncertainty is negatively impacting demand and sales volumes for Lyondell and Equistar early in the second quarter 2003. At LCR, operating rates have increased with the return of CSA crude oil deliveries to contract levels.

Global economic weakness, combined with uncertainty following the war in Iraq, make it difficult to provide a near-term outlook. Nevertheless, product margins have improved, or are improving, and Lyondell believes that, barring further economic deterioration, undue pricing pressure or a resumption of raw material and energy cost increases, the industry is positioned to show significant near-term improvement as demand recovers. More importantly, the longer-term fundamentals in its business lines are favorable, and Lyondell’s operations are expected to benefit when current global events and economic uncertainties are resolved.

RECENT ACCOUNTING STANDARDS

Lyondell is implementing three accounting changes in 2003, as discussed in Note 2 to the Consolidated Financial Statements. To better reflect the full cost of employee compensation, Lyondell has elected to adopt the “fair value” method of accounting for employee stock options beginning in 2003. This change resulted in an after-tax charge of approximately $1 million for the three months ended March 31, 2003.

Beginning in 2003, Lyondell will classify gains or losses that result from the early extinguishment of debt as an element of income before extraordinary items. Also, gains or losses that were originally reported as extraordinary items in prior periods will be reclassified. This change had no effect on the periods ending March 31, 2003 and 2002.

In addition, Lyondell expects the implementation of Interpretation No. 46 (“FIN No. 46”), Consolidation of Variable Interest Entities, to result in the consolidation of the entity from which it leases BDO-2, beginning in the third quarter 2003. The consolidation of this entity as of March 31, 2003, using exchange rates as of that date, would result in a net increase in property, plant and equipment of approximately $185 million, a decrease in other liabilities of $12 million, a $204 million increase in debt and a $5 million after-tax charge, reported as the cumulative effect of the accounting change. Lyondell does not expect implementation of FIN No. 46 to affect its compliance with the covenants under its debt facilities.

ENVIRONMENTAL MATTERS

In the first quarter 2003, LCR developed an alternative approach to complying with the low sulfur gasoline standard under the Clean Air Act that will lead to a reduction in overall estimated capital expenditures for the project. As a result, LCR recognized impairment of value of $25 million of costs incurred to date for the project.

Item 3.    Disclosure of Market and Regulatory Risk.

Lyondell’s exposure to market and regulatory risks is described in Item 7a of its Annual Report on Form 10-K for the year ended December 31, 2002. Lyondell’s exposure to market and regulatory risks has not changed materially in the quarter ended March 31, 2003.

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

FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this report are “forward-looking statements” within the meaning of the federal securities laws. Although Lyondell believes the current expectations reflected in such forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties, and Lyondell can give no assurance that such expectations will prove to have been correct. Lyondell’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including:

•	the cyclical nature of the chemical and refining industries,

•	the availability, cost and volatility of raw materials and utilities,

•	uncertainties associated with the United States and worldwide economies, including those due to the war in Iraq and political tensions in the Middle East and elsewhere,

•	current and potential governmental regulatory actions in the United States and regulatory actions and political unrest in other countries,

•	industry production capacity and operating rates,

•	the supply/demand balance for Lyondell’s and its joint ventures’ products,

•	competitive products and pricing pressures,

•	access to capital markets,

•	potential terrorist acts,

•	operating interruptions (including leaks, explosions, fires, weather-related incidents, mechanical failure, unscheduled downtime, labor difficulties, transportation interruptions, spills and releases and other environmental risks),

•	technological developments, and

•	Lyondell’s ability to implement its business strategies, including cost reductions.

Many of such factors are beyond Lyondell’s or its joint ventures’ ability to control or predict. Any of the factors, or a combination of these factors, could materially affect Lyondell’s or its joint ventures’ future results of operations and the ultimate accuracy of the forward-looking statements. These forward-looking statements are not guarantees of Lyondell’s or its joint ventures’ future performance, and Lyondell’s or its joint ventures’ actual results and future developments may differ materially from those projected in the forward-looking statements. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or prior earnings levels.

All forward-looking statements in this Form 10-Q are qualified in their entirety by the cautionary statements contained in this section and in Lyondell’s Annual Report on Form 10-K for the year ended December 31, 2002. In addition, this Form 10-Q contains summaries of contracts and other documents. These summaries may not contain all of the information that is important to an investor, and reference is made to the actual contract or document for a more complete understanding of the contract or document involved.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

There have been no material developments with respect to Lyondell’s legal proceedings previously reported in the Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4.   Submission of Matters to a Vote of Security Holders

Lyondell held its annual meeting of stockholders on May 1, 2003. The stockholders elected all of Lyondell’s ten nominees for director, ratified the appointment of PricewaterhouseCoopers LLP as Lyondell’s independent auditors for 2003 and approved the Amended and Restated Lyondell Chemical Company Restricted Stock Plan for Non-Employee Directors. The votes were as follows:

1.	Election of Directors:
	Nominee	For	Withheld
	Carol A. Anderson	152,522,604	1,724,693
	William T. Butler	152,701,252	1,546,045
	Stephen I. Chazen	152,078,401	2,168,896
	Travis Engen	152,725,570	1,521,727
	Stephen F. Hinchliffe, Jr.	152,507,544	1,739,753
	Ray R. Irani	151,926,397	2,320,900
	David J. Lesar	152,509,464	1,737,833
	Dudley C. Mecum	152,682,609	1,564,688
	Dan F. Smith	151,943,666	2,303,631
	William R. Spivey	152,498,326	1,748,971

2.	Appointment of PricewaterhouseCoopers LLP:
	For:	149,912,196
	Against:	4,148,615
	Abstain:	186,485
	Broker Non-Votes:	0

3.	Approval of the Amended and Restated Lyondell Chemical Company Restricted Stock Plan for Non-Employee Directors:

	For:	142,325,208
	Against:	11,498,074
	Abstain:	424,016
	Broker Non-Votes:	0

Item 6.    Exhibits and Reports on Form 8-K

(a)        Exhibits

4.4(a)

Amendment dated as of April 30, 2003 to $70,000,000 Revolving Credit Agreement dated as of December 10, 2002 among LCR, the lenders from time to time parties thereto, and Credit Suisse First Boston, as Issuer and Administrative Agent and Bank of America, N.A., as Issuer

4.5(a)

Amendment dated as of April 30, 2003 to $450,000,000 Credit Agreement dated as of December 10, 2002 among LCR, the lenders from time to time parties thereto, and Credit Suisse First Boston, as Administrative Agent

4.21	Indenture dated as of April 22, 2003 among Equistar Chemicals, LP, Equistar Funding Corporation and The Bank of New York, as Trustee

4.21(a)	Form of Note dated as of April 22, 2003 (attached as Exhibit A to the Indenture filed herewith as Exhibit 4.21)

4.22

Registration Rights Agreement dated as of April 22, 2003 among Equistar Chemicals, LP, Equistar Funding Corporation, and Citigroup Global Markets Inc., Banc of America Securities LLC, Credit Suisse First Boston LLC and J.P. Morgan Securities Inc., as representatives of the several initial purchasers

99.1	Certificate of Principal Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.2	Certificate of Principal Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)        Reports on Form 8-K

The following Current Reports on Form 8-K were filed or furnished during the quarter ended March 31, 2003 and through the date hereof:

Date of Report	Item No.	Financial Statements
January 17, 2003	5	No
January 30, 2003	7 and 9	Yes
March 11, 2003	7	No
March 27, 2003	5 and 7	No
April 14, 2003	9	No
April 24, 2003	7 and 9	Yes

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYONDELL CHEMICAL COMPANY

Date: May 9, 2003	/s/ CHARLES L. HALL
Charles L. Hall Vice President and Controller (Duly Authorized and Principal Accounting Officer)

CERTIFICATIONS

I, Dan F. Smith, President and Chief Executive Officer of Lyondell Chemical Company, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Lyondell Chemical Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003	/s/ DAN F. SMITH
Dan F. Smith President and Chief Executive Officer (Principal Executive Officer)

I, T. Kevin DeNicola, Senior Vice President and Chief Financial Officer of Lyondell Chemical Company, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Lyondell Chemical Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003	/s/ T. KEVIN DENICOLA
T. Kevin DeNicola Senior Vice President and Chief Financial Officer (Principal Financial Officer)