Form 10-Q
period 2003-06-30
LYONDELL CHEMICAL CO
filed 2003-08-08
CIK 842635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-10145

LYONDELL CHEMICAL COMPANY

(Exact name of registrant as specified in its charter)

Delaware	95-4160558
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1221 McKinney Street, Suite 700, Houston, Texas	77010
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 652-7200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒    No  ☐

Number of shares of common stock outstanding as of June 30, 2003: 161,867,168

(includes common stock, $1.00 par value, and Series B common stock, $1.00 par value)

PART I. FINANCIAL INFORMATION

LYONDELL CHEMICAL COMPANY

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended June 30,		For the six months ended June 30,
Millions of dollars, except per share data	2003	2002	2003	2002
Sales and other operating revenues	$913	$843	$1,902	$1,517

Operating costs and expenses:
Cost of sales	866	724	1,822	1,313
Selling, general and administrative expenses	45	46	87	86
Research and development expense	8	8	17	15

	919	778	1,926	1,414

Operating income (loss)	(6)	65	(24)	103
Interest expense	(102)	(94)	(202)	(187)
Interest income	3	3	20	5
Other income (expense), net	(3)	(4)	13	(3)

Loss before equity investments and income taxes	(108)	(30)	(193)	(82)

Income (loss) from equity investments:
Equistar Chemicals, LP	(32)	(5)	(132)	(50)
LYONDELL-CITGO Refining LP	37	39	56	66
Other	(4)	(2)	(6)	(5)

	1	32	(82)	11

Income (loss) before income taxes	(107)	2	(275)	(71)

Benefit from income taxes	(39)	—	(94)	(18)

Net income (loss)	$(68)	$2	$(181)	$(53)

Basic and diluted earnings (loss) per share	$(0.43)	$0.02	$(1.13)	$(0.45)

See Notes to the Consolidated Financial Statements.

LYONDELL CHEMICAL COMPANY

CONSOLIDATED BALANCE SHEETS

Millions, except shares and par value data	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$308	$286
Other short-term investments	19	44
Accounts receivable:
Trade, net	317	340
Related parties	64	56
Inventories	366	344
Prepaid expenses and other current assets	65	66
Deferred tax assets	35	35

Total current assets	1,174	1,171
Property, plant and equipment, net	2,596	2,369
Investments and long-term receivables:
Investment in Equistar Chemicals, LP	1,052	1,184
Investment in PO joint ventures	825	770
Receivable from LYONDELL-CITGO Refining LP	229	229
Investment in LYONDELL-CITGO Refining LP	1	68
Other investments and long-term receivables	78	98
Goodwill, net	1,135	1,130
Other assets, net	392	429

Total assets	$7,482	$7,448

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	$307	$260
Related parties	89	84
Current maturities of long-term debt	—	1
Accrued liabilities	256	279

Total current liabilities	652	624
Long-term debt	4,150	3,926
Other liabilities	660	673
Deferred income taxes	807	881
Commitments and contingencies
Minority interest	148	165
Stockholders’ equity:
Common stock, $1.00 par value, 340,000,000 shares authorized, 128,530,000 shares issued	128	128
Series B common stock, $1.00 par value, 80,000,000 shares authorized, 35,716,792 and 34,568,224 shares issued, respectively	36	35
Additional paid-in capital	1,396	1,380
Accumulated deficit	(277)	(18)
Accumulated other comprehensive loss	(152)	(271)
Treasury stock, at cost, 2,379,624 and 2,685,080 shares, respectively	(66)	(75)

Total stockholders’ equity	1,065	1,179

Total liabilities and stockholders’ equity	$7,482	$7,448

See Notes to the Consolidated Financial Statements.

LYONDELL CHEMICAL COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
Millions of dollars	2003	2002
Cash flows from operating activities:
Net loss	$(181)	$(53)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	118	115
Losses from equity investments	138	55
Earnings from equity investments in excess of distributions	—	(15)
Gain on sale of equity interest	(18)	—
Deferred income taxes	(92)	16
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(4)	23
Inventories	(14)	11
Accounts payable	34	(2)
Other assets and liabilities, net	47	55

Cash provided by operating activities	28	205

Cash flows from investing activities:
Expenditures for property, plant and equipment	(238)	(12)
Distributions from affiliates in excess of earnings	102	—
Contributions and advances to affiliates	(78)	(54)
Proceeds from sale of equity interest	28	—
Maturity of other short-term investments	25	—
Other	—	(3)

Cash used in investing activities	(161)	(69)

Cash flows from financing activities:
Issuance of long-term debt	318	—
Repayment of long-term debt	(103)	(16)
Dividends paid	(57)	(53)
Other	(4)	—

Cash provided by (used in) financing activities	154	(69)

Effect of exchange rate changes on cash	1	2

Increase in cash and cash equivalents	22	69
Cash and cash equivalents at beginning of period	286	146

Cash and cash equivalents at end of period	$308	$215

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

2. Accounting Changes

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150—Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The statement establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that certain financial instruments be classified as liabilities, or assets in some circumstances. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective for Lyondell beginning in the third quarter 2003. Lyondell does not expect SFAS No. 150 to have a material impact on its consolidated financial statements.

Lyondell is implementing three accounting changes in 2003, as discussed below.

Employee Stock Options—To better reflect the full cost of employee compensation, Lyondell has elected to adopt the “fair value” method of accounting for employee stock options, the preferred method as defined by SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, issued by the FASB in December 2002, provides three alternative methods of transition for a voluntary change to the fair value method, and requires certain related disclosures. Lyondell adopted the fair value method in the first quarter of 2003, using the prospective transition method. Under this method, an estimate of the fair value of options granted to employees during 2003 and thereafter is charged to earnings over the related vesting periods. This change resulted in an after-tax charge of approximately $1 million for the six-month period ended June 30, 2003.

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

	For the three months ended June 30,		For the six months ended June 30,
Millions of dollars, except per share data	2003	2002	2003	2002
Reported net income (loss)	$(68)	$2	$(181)	$(53)
Add stock-based compensation expense included in net income, net of tax	—	—	1	—
Deduct stock-based compensation expense using fair value method for all awards, net of tax	(2)	(2)	(4)	(4)

Pro forma net loss	$(70)	$—	$(184)	$(57)

Basic and diluted income (loss) per share:
Reported	$(0.43)	$0.02	$(1.13)	$(0.45)
Pro forma	$(0.43)	$—	$(1.15)	$(0.48)

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Early Extinguishment of Debt—In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The primary impact of the statement on Lyondell is the classification of gains or losses that result from the early extinguishment of debt as an element of income before extraordinary items. The Consolidated Statements of Income reflect these changes for all periods presented.

Variable Interest Entities—In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 addresses certain situations in which a company should include in its financial statements the assets, liabilities and activities of another entity. FIN 46 applies immediately to entities created after January 31, 2003 and applies prospectively to existing entities beginning in the third quarter 2003. In May 2003, Lyondell purchased BDO-2, a butanediol plant in The Netherlands (see Notes 7 and 8), which Lyondell previously leased under an arrangement to which FIN 46 would have applied. Apart from the BDO-2 lease, Lyondell’s adoption of FIN 46 is not expected to have a material impact on its consolidated financial statements.

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

The partners jointly control certain key management decisions of Equistar, including approval of the strategic plan, capital expenditures and annual budget, issuance of additional debt and the appointment of executive management of the partnership. Accordingly, Lyondell accounts for its investment in Equistar using the equity method of accounting. As a partnership, Equistar is not subject to federal income taxes.

Summarized financial information for Equistar follows:

Millions of dollars	June 30, 2003	December 31, 2002
BALANCE SHEETS
Total current assets	$1,216	$1,126
Property, plant and equipment, net	3,405	3,565
Investments and other assets, net	408	361

Total assets	$5,029	$5,052

Current maturities of long-term debt	$31	$32
Other current liabilities	658	682
Long-term debt	2,223	2,196
Other liabilities and deferred revenues	391	221
Partners’ capital	1,726	1,921

Total liabilities and partners’ capital	$5,029	$5,052

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	For the three months ended June 30,		For the six months ended June 30,
Millions of dollars	2003	2002	2003	2002
STATEMENTS OF INCOME
Sales and other operating revenues	$1,597	$1,462	$3,238	$2,598
Cost of sales	1,517	1,390	3,193	2,552
Selling, general and administrative expenses	44	41	84	81
Research and development expenses	10	9	19	18
Loss on sale of assets	2	—	14	—

Operating income (loss)	24	22	(72)	(53)
Interest expense, net	(53)	(50)	(102)	(102)
Other income (expense), net	(20)	—	(21)	1

Loss before cumulative effect of accounting change	(49)	(28)	(195)	(154)
Cumulative effect of accounting change	—	—	—	(1,053)

Net loss	$(49)	$(28)	$(195)	$(1,207)

SELECTED ADDITIONAL INFORMATION
Depreciation and amortization	$76	$74	$154	$147
Expenditures for property, plant and equipment	21	14	34	29

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

Lyondell’s loss from its equity investment in Equistar consists of Lyondell’s share of Equistar’s loss and accretion of the remaining difference between Lyondell’s underlying equity in Equistar’s net assets and its investment in Equistar. At June 30, 2003, Lyondell’s underlying equity in Equistar’s net assets exceeded its investment in Equistar by approximately $165 million. This difference is being recognized in income over the next 15 years.

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

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Summarized financial information for LCR follows:

Millions of dollars	June 30, 2003	December 31, 2002
BALANCE SHEETS
Total current assets	$259	$357
Property, plant and equipment, net	1,269	1,312
Other assets	85	88

Total assets	$1,613	$1,757

Current maturities of long-term debt	$450	$—
Other current liabilities	363	514
Long-term debt	—	450
Loans payable to partners	264	264
Other liabilities	113	126
Partners’ capital	423	403

Total liabilities and partners’ capital	$1,613	$1,757

	For the three months ended June 30,		For the six months ended June 30,
Millions of dollars	2003	2002	2003	2002
STATEMENTS OF INCOME
Sales and other operating revenues	$905	$838	$2,088	$1,545
Cost of sales	822	754	1,955	1,400
Selling, general and administrative expenses	16	14	28	26

Operating income	67	70	105	119
Interest expense, net	(9)	(7)	(19)	(15)

Net income	$58	$63	$86	$104

SELECTED ADDITIONAL INFORMATION
Depreciation and amortization	$29	$30	$57	$59
Expenditures for property, plant and equipment	13	20	28	42

Lyondell’s income from its equity investment in LCR consists of Lyondell’s share of LCR’s net income and accretion of the difference between Lyondell’s underlying equity in LCR’s net assets and its investment in LCR. At June 30, 2003, Lyondell’s underlying equity in LCR’s net assets exceeded its investment in LCR by approximately $270 million. This difference is being recognized in income over the next 25 years.

LCR maintains a $450 million bank term loan facility and a $70 million working capital revolving credit facility, both of which mature in June 2004. The $70 million revolving credit facility was undrawn at June 30, 2003. The principal outstanding under these loans at June 30, 2003 is classified as current maturities of long-term debt.

Loans payable to partners at June 30, 2003 included $229 million payable to Lyondell and $35 million payable to CITGO. These loans mature in December 2004. In the second quarter 2003, Lyondell and CITGO contributed additional capital to LCR by converting $10 million and $7 million, respectively, of accrued interest on these loans to LCR partners’ capital.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

5. Accounts Receivable

Under the terms of a December 2001 receivables sales agreement, Lyondell agreed to sell, on an ongoing basis and without recourse, designated accounts receivable, up to a maximum of $85 million. The agreement is subject to Lyondell maintaining its current debt ratings. The balances of accounts receivable sold under this arrangement were $81 million as of June 30, 2003 and $65 million as of December 31, 2002.

6. Inventories

Inventories consisted of the following components:

Millions of dollars	June 30, 2003	December 31, 2002
Finished goods	$289	$271
Work-in-process	6	7
Raw materials	35	29
Materials and supplies	36	37

Total inventories	$366	$344

7. Property, Plant and Equipment, Net

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows:

Millions of dollars	June 30, 2003	December 31, 2002
Land	$11	$11
Manufacturing facilities and equipment	3,287	2,959
Construction in progress	31	30

Total property, plant and equipment	3,329	3,000
Less accumulated depreciation	733	631

Property, plant and equipment, net	$2,596	$2,369

As part of a refinancing during May 2003, Lyondell exercised its option under the terms of the BDO-2 lease to purchase this production facility in The Netherlands for $218 million. See also Note 8.

Depreciation and amortization of asset costs is summarized as follows:

	For the three months ended June 30,		For the six months ended June 30,
Millions of dollars	2003	2002	2003	2002
Property, plant and equipment	$43	$32	$83	$63
MTBE contract	—	9	—	17
Investment in PO joint venture	7	7	15	15
Turnaround costs	3	5	7	8
Software costs	3	3	5	5
Other	5	3	8	7

Total depreciation and amortization	$61	$59	$118	$115

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The increase in depreciation from the 2002 periods to the 2003 periods for property, plant and equipment was due to a reduction in the estimated remaining useful lives of certain production units and the currency translation effects of a stronger euro.

In addition, amortization of debt issuance costs of $5 million, $4 million, $9 million and $8 million is included in interest expense in the Consolidated Statements of Income for the three-month periods ended June 30, 2003 and 2002 and the six-month periods ended June 30, 2003 and 2002, respectively.

8. Long-Term Debt

In May 2003, Lyondell issued $325 million of 10.5% senior secured notes due in 2013. The proceeds, net of related fees, were used to prepay the $103 million outstanding under Term Loan E and to purchase the leased BDO-2 facility. The related lease was terminated. Upon implementing FIN 46 in the third quarter of 2003, the BDO-2 lease arrangement would have resulted in a similar increase in total debt. See Notes 2 and 7.

Long-term debt consisted of the following:

Millions of dollars	June 30, 2003	December 31, 2002
Bank credit facility:
Revolving credit facility	$—	$—
Term Loan E due 2006	—	103
Other debt obligations:
Senior Secured Notes, Series A due 2007, 9.625%	900	900
Senior Secured Notes, Series B due 2007, 9.875%	1,000	1,000
Senior Secured Notes due 2008, 9.5%	393	393
Senior Secured Notes due 2008, 9.5%	330	330
Senior Secured Notes due 2012, 11.125%	276	276
Senior Secured Notes due 2013, 10.5%	325	—
Senior Subordinated Notes due 2009, 10.875%	500	500
Debentures due 2005, 9.375%	100	100
Debentures due 2010, 10.25%	100	100
Debentures due 2020, 9.8%	224	224
Other	2	1

Total long-term debt	4,150	3,927
Less current maturities	—	1

Long-term debt, net	$4,150	$3,926

In March 2003, Lyondell obtained amendments to its credit facility to provide additional financial flexibility by easing certain financial ratio requirements. Beginning in 2004, the financial ratio requirements under the facility become increasingly restrictive over time.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

9. Commitments and Contingencies

Capital Commitments—Lyondell has various commitments related to capital expenditures, all made in the normal course of business. At June 30, 2003, major capital commitments primarily consisted of Lyondell’s 50% share of those related to the construction of a world-scale PO facility, known as PO-11, in The Netherlands, which is expected to begin production in the fourth quarter of 2003. Lyondell’s share of the outstanding commitments relating to PO-11, which will be funded through contributions and advances to affiliates, totaled approximately $20 million as of June 30, 2003.

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

LCR has consistently contested the validity of the reductions in deliveries by PDVSA Oil and Petróleos de Venezuela, S.A. (“PDVSA”) under the Crude Supply Agreement. The parties have different interpretations of the provisions of the contracts concerning the delivery of crude oil. The contracts do not contain dispute resolution procedures, and the parties have been unable to resolve their commercial dispute. As a result, in February 2002, LCR filed a lawsuit against PDVSA and PDVSA Oil in connection with the force majeure declarations.

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

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Indemnification Arrangements Relating to Equistar—Lyondell, Millennium and Occidental and certain of their subsidiaries have each agreed to provide certain indemnifications to Equistar with respect to the petrochemicals and polymers businesses they each contributed. In addition, Equistar agreed to assume third party claims that are related to certain contingent liabilities arising prior to the contribution transactions that are asserted prior to December 1, 2004 as to Lyondell and Millennium, and May 15, 2005 as to Occidental, to the extent the aggregate thereof does not exceed $7 million for each entity, subject to certain terms of the respective asset contribution agreements. As of June 30, 2003, Equistar had incurred approximately $7 million with respect to the indemnification basket for the business contributed by Lyondell. Lyondell, Millennium and Occidental each remain liable under these indemnification arrangements to the same extent as they were before Lyondell’s acquisition of Occidental’s interest in Equistar.

Environmental Remediation—As of June 30, 2003, Lyondell’s environmental liability for future remediation costs at its plant sites and a limited number of Superfund sites totaled $17 million. The liabilities range from less than $1 million to $4 million per site and are expected to be incurred primarily over the next ten years. In the opinion of management, there is currently no material estimable range of possible loss in excess of the liabilities recorded for environmental remediation. However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in investigations by regulatory agencies, could require Lyondell to reassess its potential exposure related to environmental matters.

Clean Air Act—The eight-county Houston/Galveston region has been designated a severe non-attainment area for ozone by the U.S. Environmental Protection Agency (“EPA”). Emission reduction controls for nitrogen oxides (“NOx”) must be installed at LCR’s refinery and each of Lyondell’s two facilities and Equistar’s six facilities in the Houston/Galveston region during the next several years. Recently adopted revisions by the regulatory agencies changed the required NOx reduction levels from 90% to 80%. Compliance with the previously proposed 90% reduction standards would have resulted in increased aggregate capital investment, estimated at between $400 million and $500 million, for Lyondell, Equistar and LCR before the 2007 deadline. Under the revised 80% standard, Lyondell estimates that the incremental capital expenditures would decrease to between $250 million and $300 million for Lyondell, Equistar and LCR, collectively. However, the savings from this revision could be offset by the costs of stricter proposed controls over highly reactive, volatile organic compounds, or HRVOCs. Lyondell, Equistar and LCR are still assessing the impact of the proposed HRVOC revisions and there can be no guarantee as to the ultimate cost of implementing any final plan developed to ensure ozone attainment by the 2007 deadline.

The following table summarizes the ranges of projected capital expenditures for Lyondell and its joint ventures to comply with the 80% NOx emission reduction requirements:

Millions of dollars	Ranges of Estimates
NOx capital expenditures – 100% basis:
Lyondell	$35 - 45
Equistar	165 - 200
LCR	50 - 55

Total NOx capital expenditures	$250 - 300

NOx capital expenditures – Lyondell proportionate share:
Lyondell – 100%	$35 - 45
Equistar – 70.5%	115 - 140
LCR – 58.75%	30 - 35

Total Lyondell share NOx capital expenditures	$180 - 220

Of these amounts, Lyondell’s proportionate share of spending through June 30, 2003, totaled $37 million. The timing and amount of future expenditures are subject to regulatory and other uncertainties, as well as obtaining the necessary permits and approvals.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The Clean Air Act Amendments of 1990 set minimum levels for oxygenates, such as MTBE, in gasoline sold in areas not meeting specified air quality standards. However, the presence of MTBE in some water supplies in California and other states due to gasoline leaking from underground storage tanks and in surface water from recreational water craft has led to public concern about the use of MTBE. Certain U.S. federal and state governmental initiatives have sought either to rescind the oxygen requirement for reformulated gasoline or to restrict or ban the use of MTBE. During 2003, the U.S. House of Representatives and the U.S. Senate each passed new versions of an omnibus energy bill. The Senate version of the new energy bill would ban the use of MTBE as a fuel additive in gasoline sold in the United States and the U.S. House of Representatives version would not ban the use of MTBE. The two new energy bills are not law and need to be reconciled during the conference process. At this time, the form and timing of that reconciliation, if any, is unknown. Lyondell’s North American MTBE sales represented approximately 26% of its total 2002 revenues.

At the state level, a number of states have legislated future MTBE bans. Of these, several are mid-West states that use ethanol as the oxygenate of choice. Bans in these states should not have an impact on MTBE demand. However, Connecticut, California and New York have bans of MTBE in place effective January 1, 2004. Lyondell estimates that, in 2002, California represented 32% of the U.S. MTBE industry demand and 19% of the worldwide MTBE industry demand, while Connecticut and New York combined represented 12% of the U.S. MTBE industry demand and 7% of the worldwide MTBE industry demand.

At this time, Lyondell cannot predict the full impact that these initiatives will have on MTBE margins or volumes longer term. However, in 2003 several major oil companies have substantially reduced or discontinued the use of MTBE in gasoline produced for California markets. Lyondell estimates that the 2002 California-market MTBE volumes of these companies represented approximately 21% of U.S. MTBE industry demand and 13% of worldwide MTBE industry demand. Lyondell intends to continue marketing MTBE in the U.S. However, should it become necessary or desirable to significantly reduce MTBE production, Lyondell would need to make capital expenditures to add the flexibility to produce alternative gasoline blending components, such as iso-octane or ethyl tertiary butyl ether (“ETBE”), at its U.S.-based MTBE plant. The current estimated costs for converting Lyondell’s U.S.-based MTBE plant to iso-octane production range from $65 million to $75 million. The profit contribution for iso-octane is likely to be lower than that historically realized on MTBE. Alternatively, Lyondell is pursuing ETBE viability through legislative efforts. One key hurdle is equal access to the federal subsidy provided for ethanol blended into gasoline for the ethanol component of ETBE. Lyondell’s U.S.-based MTBE plant could be converted to ETBE production with minimal capital expenditure.

The Clean Air Act also specified certain emissions standards for vehicles and, in 1998, the EPA concluded that additional controls on gasoline and diesel fuel were necessary. New standards for gasoline were finalized in 1999 and will require refiners to produce a low sulfur gasoline by 2004, with final compliance by 2006. A new “on-road” diesel standard was adopted in January 2001 and will require refiners to produce ultra low sulfur diesel by June 2006, with some allowance for a conditional phase-in period that could extend final compliance until 2009. These standards will result in increased capital investment for LCR. In the first quarter 2003, LCR developed an alternative approach to complying with the low sulfur gasoline standard that will lead to a reduction in overall estimated capital expenditures for the project. As a result, LCR recognized impairment of value of $25 million of costs incurred to date for the project. The revised estimated incremental spending, excluding the $25 million charge, totaled between $100 million to $180 million for the new gasoline standards and between $250 million to $300 million for the new diesel standard. LCR has spent approximately $19 million, excluding the $25 million charge, as of June 30, 2003 for these projects. Lyondell’s 58.75% share of these incremental capital expenditures would be between $200 million and $280 million. In addition, these standards could result in higher operating costs for LCR. Equistar’s business may also be impacted if these standards increase the cost for processing fuel components.

General—Lyondell is involved in various lawsuits and proceedings. Subject to the uncertainty inherent in all litigation, management believes the resolution of these proceedings will not have a material effect on the financial position, liquidity or results of operations of Lyondell.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

10. Per Share Data

Basic earnings per share for the periods presented are computed based upon the weighted average number of shares of original common stock and Series B common stock outstanding during the periods. Diluted earnings per share also include the effect of stock options issued under the 1999 Long-Term Incentive Plan and the Executive Long-Term Incentive Plan as well as outstanding warrants. These stock options and warrants were antidilutive for the three months ended June 30, 2003 and for the six-month periods ended June 30, 2003 and 2002.

Earnings per share data and dividends declared per share of common stock were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
Weighted average shares, in thousands:
Basic	161,023	117,565	160,722	117,565
Diluted	161,023	118,329	160,722	117,565

Basic and diluted earnings (loss) per share	$(0.43)	$0.02	$(1.13)	$(0.45)

Dividends declared per share of common stock	$0.225	$0.225	$0.45	$0.45

11. Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:

	For the three months ended June 30,		For the six months ended June 30,
Millions of dollars	2003	2002	2003	2002
Net income (loss)	$(68)	$2	$(181)	$(53)

Other comprehensive income:
Foreign currency translation gain	67	139	119	122
Net gains on derivative instruments	—	3	—	2
Minimum pension liability adjustment	—	—	—	4

Total other comprehensive income	67	142	119	128

Comprehensive income (loss)	$(1)	$144	$(62)	$75

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

12. Segment and Related Information

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

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Summarized financial information concerning reportable segments is shown in the following table:

Millions of dollars	IC&D	Petrochemicals	Polymers	Refining	Other	Total
For the three months ended June 30, 2003:
Sales and other operating revenues	$913	$—	$—	$—	$—	$913
Operating loss	(6)	—	—	—	—	(6)
Interest expense	—	—	—	—	(102)	(102)
Interest income	—	—	—	—	3	3
Other expense, net	—	—	—	—	(3)	(3)
Income (loss) from equity investments	(4)	60	(20)	37	(72)	1
Loss before income taxes						(107)

For the three months ended June 30, 2002:
Sales and other operating revenues	$843	$—	$—	$—	$—	$843
Operating income	65	—	—	—	—	65
Interest expense	—	—	—	—	(94)	(94)
Interest income	—	—	—	—	3	3
Other expense, net	—	—	—	—	(4)	(4)
Income (loss) from equity investments	—	32	(11)	39	(28)	32
Income before income taxes						2

For the six months ended June 30, 2003:
Sales and other operating revenues	$1,902	$—	$—	$—	$—	$1,902
Operating loss	(24)	—	—	—	—	(24)
Interest expense	—	—	—	—	(202)	(202)
Interest income	—	—	—	—	20	20
Other income, net	—	—	—	—	13	13
Income (loss) from equity investments	(6)	38	(44)	56	(126)	(82)
Loss before income taxes						(275)

For the six months ended June 30, 2002:
Sales and other operating revenues	$1,517	$—	$—	$—	$—	$1,517
Operating income	103	—	—	—	—	103
Interest expense	—	—	—	—	(187)	(187)
Interest income	—	—	—	—	5	5
Other expense, net	—	—	—	—	(3)	(3)
Income (loss) from equity investments	—	23	(19)	66	(59)	11
Loss before income taxes						(71)

The following table presents the details of “Income (loss) from equity investments” as presented above in the “Other” column for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
Millions of dollars	2003	2002	2003	2002
Equistar items not allocated to segments:
Principally general and administrative expenses and interest expense, net	$(72)	$(26)	$(126)	$(54)
Other	—	(2)	—	(5)

Total	$(72)	$(28)	$(126)	$(59)

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

13. Supplemental Guarantor Information

ARCO Chemical Technology Inc. (“ACTI”), ARCO Chemical Technology L.P. (“ACTLP”) and Lyondell Chemical Nederland, Ltd. (“LCNL”) are guarantors, jointly and severally, (collectively “Guarantors”) of the $325 million senior secured notes issued in May 2003, the $337 million senior secured notes issued in December 2002, the $278 million senior secured notes issued in July 2002, the $393 million senior secured notes issued in December 2001 and the $500 million senior subordinated notes and $1.9 billion senior secured notes issued in May 1999 (see Note 8). LCNL, a Delaware corporation, is a wholly owned subsidiary of Lyondell, which owns a Dutch subsidiary that operates a chemical production facility near Rotterdam, The Netherlands. ACTI is a Delaware corporation, which holds the investment in ACTLP. ACTLP is a Delaware limited partnership, which holds and licenses technology to other Lyondell affiliates and to third parties. Separate financial statements of the Guarantors are not considered to be material to the holders of the senior subordinated notes and senior secured notes. The following condensed consolidating financial information present supplemental information for the Guarantors as of June 30, 2003 and December 31, 2002 and for the three-month and six-month periods ended June 30, 2003 and 2002.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION (UNAUDITED)

BALANCE SHEET

As of June 30, 2003

Millions of dollars	Lyondell	Guarantors	Non- Guarantors	Eliminations	Consolidated Lyondell
Total current assets	$613	$215	$346	$—	$1,174
Property, plant and equipment, net	847	823	926	—	2,596
Investments and long-term receivables	7,445	575	1,962	(7,797)	2,185
Goodwill, net	734	173	228	—	1,135
Other assets	282	79	31	—	392

Total assets	$9,921	$1,865	$3,493	$(7,797)	$7,482

Current maturities of long-term debt	$—	$—	$—	$—	$—
Other current liabilities	394	100	158	—	652
Long-term debt	4,148	—	2	—	4,150
Other liabilities	599	39	22	—	660
Deferred income taxes	537	189	81	—	807
Intercompany liabilities (assets)	3,178	(1,221)	(1,957)	—	—
Minority interest	—	—	148	—	148
Stockholders’ equity	1,065	2,758	5,039	(7,797)	1,065

Total liabilities and stockholders’ equity	$9,921	$1,865	$3,493	$(7,797)	$7,482

BALANCE SHEET

As of December 31, 2002

Millions of dollars	Lyondell	Guarantors	Non- Guarantors	Eliminations	Consolidated Lyondell
Total current assets	$674	$173	$324	$—	$1,171
Property, plant and equipment, net	872	581	916	—	2,369
Investments and long-term receivables	7,043	504	2,196	(7,394)	2,349
Goodwill, net	745	145	240	—	1,130
Other assets	313	83	33	—	429

Total assets	$9,647	$1,486	$3,709	$(7,394)	$7,448

Current maturities of long-term debt	$1	$—	$—	$—	$1
Other current liabilities	431	90	102	—	623
Long-term debt	3,924	—	2	—	3,926
Other liabilities	602	48	23	—	673
Deferred income taxes	637	172	72	—	881
Intercompany liabilities (assets)	2,873	(1,223)	(1,650)	—	—
Minority interest	—	—	165	—	165
Stockholders’ equity	1,179	2,399	4,995	(7,394)	1,179

Total liabilities and stockholders’ equity	$9,647	$1,486	$3,709	$(7,394)	$7,448

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION (UNAUDITED)—(Continued)

STATEMENT OF INCOME

For the Three Months Ended June 30, 2003

Millions of dollars	Lyondell	Guarantors	Non- Guarantors	Eliminations	Consolidated Lyondell
Sales and other operating revenues	$537	$265	$546	$(435)	$913
Cost of sales	559	249	493	(435)	866
Selling, general and administrative expenses	25	7	13	—	45
Research and development expense	8	—	—	—	8

Operating income (loss)	(55)	9	40	—	(6)
Interest income (expense), net	(107)	6	2	—	(99)
Other income (expense), net	(14)	3	8	—	(3)
Income (loss) from equity investments	62	(3)	4	(62)	1
Intercompany income (expense)	(25)	12	12	1	—
(Benefit from) provision for income taxes	(48)	9	21	(21)	(39)

Net income (loss)	$(91)	$18	$45	$(40)	$(68)

STATEMENT OF INCOME

For the Three Months Ended June 30, 2002

Millions of dollars	Lyondell	Guarantors	Non- Guarantors	Eliminations	Consolidated Lyondell
Sales and other operating revenues	$584	$210	$462	$(413)	$843
Cost of sales	599	188	350	(413)	724
Selling, general and administrative expenses	29	5	12	—	46
Research and development expense	8	—	—	—	8

Operating income (loss)	(52)	17	100	—	65
Interest income (expense), net	(94)	2	1	—	(91)
Other income (expense), net	(18)	15	(1)	—	(4)
Income (loss) from equity investments	153	—	32	(153)	32
Intercompany income (expense)	(37)	8	31	(2)	—
(Benefit from) provision for income taxes	(12)	10	42	(40)	—

Net income (loss)	$(36)	$32	$121	$(115)	$2

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION (UNAUDITED)—(Continued)

STATEMENT OF INCOME

For the Six Months Ended June 30, 2003

Millions of dollars	Lyondell	Guarantors	Non- Guarantors	Eliminations	Consolidated Lyondell
Sales and other operating revenues	$1,159	$525	$1,101	$(883)	$1,902
Cost of sales	1,203	495	1,007	(883)	1,822
Selling, general and administrative expenses	47	13	27	—	87
Research and development expense	17	—	—	—	17

Operating income (loss)	(108)	17	67	—	(24)
Interest income (expense), net	(195)	10	3	—	(182)
Other income (expense), net	(32)	3	42	—	13
Income (loss) from equity investments	76	(5)	(77)	(76)	(82)
Intercompany income	2	22	33	(57)	—
(Benefit from) provision for income taxes	(87)	16	22	(45)	(94)

Net income (loss)	$(170)	$31	$46	$(88)	$(181)

STATEMENT OF INCOME

For the Six Months Ended June 30, 2002

Millions of dollars	Lyondell	Guarantors	Non- Guarantors	Eliminations	Consolidated Lyondell
Sales and other operating revenues	$1,053	$375	$813	$(724)	$1,517
Cost of sales	1,059	336	642	(724)	1,313
Selling, general and administrative expenses	55	8	23	—	86
Research and development expense	15	—	—	—	15

Operating income (loss)	(76)	31	148	—	103
Interest income (expense), net	(189)	4	3	—	(182)
Other income (expense), net	(28)	19	6	—	(3)
Income (loss) from equity investments	218	—	11	(218)	11
Intercompany income (expense)	(29)	20	49	(40)	—
(Benefit from) provision for income taxes	(26)	18	55	(65)	(18)

Net income (loss)	$(78)	$56	$162	$(193)	$(53)

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION (UNAUDITED)—(Continued)

STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2003

Millions of dollars	Lyondell	Guarantors	Non- Guarantors	Eliminations	Consolidated Lyondell
Net income (loss)	$(170)	$31	$46	$(88)	$(181)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	38	24	56	—	118
Gain on sale of equity interest	—	—	(18)	—	(18)
Deferred income taxes	(94)	—	2	—	(92)
Net changes in working capital and other	64	242	(136)	31	201

Cash provided by (used in) operating activities	(162)	297	(50)	(57)	28

Expenditures for property, plant and equipment	(14)	(219)	(5)	—	(238)
Distributions from affiliates in excess of earnings	—	—	102	—	102
Contributions and advances to affiliates	—	(57)	(21)	—	(78)
Proceeds from sale of equity interest	—	—	28	—	28
Purchase of short-term investments	25	—	—	—	25

Cash provided by (used in) investing activities	11	(276)	104	—	(161)

Issuance of long-term debt	318	—	—	—	318
Repayment of long-term debt	(103)	—	—	—	(103)
Dividends paid	(57)	—	(57)	57	(57)
Other	(4)	—	—	—	(4)

Cash provided by (used in) financing activities	154	—	(57)	57	154

Effect of exchange rate changes in cash	—	(1)	2	—	1

Increase (decrease) in cash and cash equivalents	$3	$20	$(1)	$—	$22

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION (UNAUDITED)—(Continued)

STATEMENT OF CASH FLOWS—(Continued)

For the Six Months Ended June 30, 2002

Millions of dollars	Lyondell	Guarantors	Non- Guarantors	Eliminations	Consolidated Lyondell
Net income (loss)	$(78)	$56	$162	$(193)	$(53)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	54	18	43	—	115
Deferred income taxes	—	3	13	—	16
Net changes in working capital and other	159	(11)	(174)	153	127

Cash provided by operating activities	135	66	44	(40)	205

Expenditures for property, plant and equipment	(8)	(1)	(3)	—	(12)
Contributions and advances to affiliates	—	(21)	(33)	—	(54)
Other	(3)	—	—	—	(3)

Cash used in investing activities	(11)	(22)	(36)	—	(69)

Repayment of long-term debt	(15)	—	(1)	—	(16)
Dividends paid	(53)	(1)	(39)	40	(53)

Cash used in financing activities	(68)	(1)	(40)	40	(69)

Effect of exchange rate changes on cash	—	(8)	10	—	2

Increase (decrease) in cash and cash equivalents	$56	$35	$(22)	$—	$69

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with information contained in the Consolidated Financial Statements of Lyondell Chemical Company (“Lyondell”) and the notes thereto.

In addition to comparisons of current operating results with the same period in the prior year, Lyondell has included, as additional disclosure, certain “trailing quarter” comparisons of second quarter 2003 operating results to first quarter 2003 operating results. Lyondell’s and its joint ventures’ businesses are highly cyclical, in addition to experiencing some less significant seasonal effects. Trailing quarter comparisons may offer important insight into the current business direction of Lyondell.

References to industry benchmark prices or costs, including the weighted average cost of ethylene production, are generally to industry prices and costs reported by Chemical Marketing Associates, Incorporated (“CMAI”), except that crude oil and natural gas benchmark price references are to industry prices reported by Platts, a reporting service of The McGraw-Hill Companies.

Overview

In the first six months of 2003, the chemical industry was adversely affected by the level and volatility of raw material and energy costs. Despite some moderation during the second quarter 2003, the industry experienced significantly higher energy and raw material costs in the first six months of 2003 than in the first six months of 2002.

Benchmark crude oil and natural gas prices generally have been indicators of the level and direction of movement of raw material and energy costs for Lyondell and Equistar Chemicals, LP (“Equistar”). The following table shows the average benchmark prices for crude oil and natural gas for the applicable 2003 and 2002 periods, as well as benchmark sales prices for ethylene and propylene, which Equistar produces and sells. Propylene is also a key raw material for Lyondell’s intermediate chemicals and derivatives business segment. The benchmark weighted average cost of ethylene production is based on the estimated ratio of crude oil-based liquid raw materials and natural gas liquids (“NGLs”) used in U.S. ethylene production and is subject to revision by CMAI based on the actual ratio of liquids to NGLs.

	Average Benchmark Price
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Crude oil – dollars per barrel	29.03	26.33	31.55	23.97
Natural gas – dollars per million BTUs	5.26	3.38	5.80	2.86
Weighted average cost of ethylene production – cents per pound	18.03	14.70	20.35	14.11
Ethylene – cents per pound	30.50	22.58	29.46	20.96
Propylene – cents per pound	23.50	18.92	23.08	16.83

In response to the higher raw material and energy costs, Lyondell and its joint venture, Equistar, implemented significant sales price increases in the first six months of 2003 for substantially all of their products. However, the magnitude of these price increases had a negative effect on product demand, primarily at Equistar, which experienced lower sales volumes in the first six months of 2003 compared to the first six months of 2002. Also, the chemical industry experienced decreased demand for most products in the first six months of 2003 due to post-war reduction of inventory levels by customers, the impact of SARS and generally poor economic conditions.

Other significant events in the second quarter 2003 included:

•	Lyondell’s issuance of $325 million of debt. Proceeds were used to purchase Lyondell’s leased butanediol production facility, known as BDO-2, near Rotterdam, The Netherlands, in conjunction with terminating the lease, and to prepay $103 million of term loans. Lyondell recorded $5 million of refinancing charges related to the term loans.

•	Equistar’s issuance of $450 million of debt. Proceeds were used to prepay $300 million of debt due in the first quarter 2004, $122 million of term loans and prepayment premiums of $17 million. Lyondell’s proportionate share of the $19 million of total refinancing charges was $13 million before tax.

•	LCR’s charge of $6 million for personnel reductions. Lyondell’s proportionate share of the charge was $4 million before tax.

Significant events in the first quarter 2003 included:

•	A restructuring of Lyondell’s Nihon Oxirane joint venture in Japan, including Lyondell’s sale of a 10% interest in the joint venture to its partner for $28 million, resulting in an $18 million pretax gain and reducing Lyondell’s remaining interest to 40%.

•	Equistar’s receipt of $159 million in connection with a 15-year propylene supply arrangement and the sale of a polypropylene production facility for $35 million, resulting in a $12 million loss on the sale, on March 31, 2003. Lyondell’s proportionate share of the loss on the sale was $8 million before tax. Total cash proceeds to Equistar were $194 million.

•	LCR’s development of an alternative approach to complying with a low sulfur gasoline standard, leading to a reduction in estimated future capital expenditures. As a result, in the first quarter 2003, LCR recognized impairment of value of $25 million of costs incurred to date for the project. Lyondell’s proportionate share of this charge was $15 million before tax.

•	Lyondell’s receipt of $27 million, including $15 million of interest income, related to a settlement of income tax issues related to ARCO Chemical Company, which Lyondell acquired in 1998.

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

Lyondell Chemical Company

Revenues and Operating Results—Lyondell’s revenues and operating results are reviewed below in the discussion of the IC&D segment.

Loss from Equity Investment in Equistar—Lyondell’s equity interest in Equistar’s loss in the second quarter 2003 was $32 million compared to a loss of $5 million in the second quarter 2002. The $27 million increase in Lyondell’s equity loss from Equistar was due to greater Equistar losses in the second quarter 2003 and an increase in Lyondell’s ownership percentage from 41% to 70.5% in August 2002. On a 100% basis, Equistar’s net loss increased to $49 million in the second quarter 2003 from a net loss of $28 million in the second quarter 2002, primarily due to $19 million of refinancing costs incurred in the second quarter 2003. Benefits from higher product margins were substantially offset by the effect of lower sales volumes in the second quarter 2003 compared to the second quarter 2002.

Lyondell’s equity investment in Equistar resulted in a loss of $132 million in the first six months of 2003 compared to a loss of $50 million in the first six months of 2002. The $82 million increase in Lyondell’s equity loss from Equistar was due to greater Equistar losses in the first six months of 2003 and an increase in Lyondell’s ownership percentage. On a 100% basis, Equistar’s net loss increased to $195 million in the first six months of 2003 compared to a net loss of $154 million before the cumulative effect of an accounting change in the first six months of 2002. The higher net loss in the first six months of 2003 was primarily due to the effects of lower sales volumes, which were only partly offset by the benefit from higher product margins. The first six months of 2003 included a $12 million loss on the sale of a polypropylene production facility and $19 million of refinancing costs, while the first six months of 2002 included a $33 million negative impact from certain above-market, fixed price natural gas and NGL purchase contracts.

Income from Equity Investment in LCR—Lyondell’s income from its equity investment in LCR was $37 million in the second quarter 2003 compared to $39 million in the second quarter 2002. LCR’s second quarter 2003 included a $6 million charge related to work force reductions, of which Lyondell’s pretax share was $4 million. Operationally, LCR processed 22% higher volumes of higher-margin CSA crude oil (see Crude Supply Agreement section of Note 9 to the Consolidated Financial Statements) than in the second quarter of 2002. As a result, LCR’s total crude oil processing rate increased by 6% compared to the second quarter 2002. The benefit from processing a higher proportion of CSA crude oil was substantially offset by the negative effect of higher natural gas costs.

Lyondell’s income from its equity investment in LCR was $56 million in the first six months of 2003 compared to $66 million in the first six months of 2002. In addition to the $6 million work force reduction charge, LCR’s first six months of 2003 included a $25 million charge related to costs incurred to date for a low sulfur gasoline project. Lyondell’s pretax share of both charges was $18 million before tax. Operationally, LCR benefited from higher CSA processing volumes and higher margins realized on both CSA and spot market crude oil in the first six months of 2003 compared to the first six months of 2002. These benefits were partly offset by the negative impact of higher natural gas costs.

Interest Income—Interest income was $20 million in the first six months of 2003 and $5 million in the first six months of 2002. The first quarter 2003 included $15 million of interest income related to a settlement of income tax issues.

Other Income (Expense), net—Lyondell had net other income of $13 million in the first six months of 2003 compared to net other expense of $3 million in the first six months of 2002. The first six months of 2003 included an $18 million gain on the sale of a 10% interest in the Nihon Oxirane joint venture based in Japan to Lyondell’s partner in the venture and a $5 million refinancing charge related to prepayment of $103 million of term loans. See “Intermediate Chemicals and Derivatives Segment—Overview” below.

Income Tax—The annual effective tax rate for 2003 is estimated to be 34% compared to 25% estimated in the first six months of 2002. Both rates reflected a tax benefit from domestic operating losses expected for the year. The lower 2002 rate reflected a lower expected loss for 2002 and a higher proportionate effect of taxes on foreign income.

Net Income (Loss)—The second quarter 2003 net loss of $68 million declined from net income of $2 million in the second quarter 2002. The $70 million decline was primarily attributable to reduced profitability of the IC&D segment and, to a lesser extent, higher equity losses from Lyondell’s investment in Equistar. The lower IC&D earnings largely reflect the expiration of a significant MTBE contract at the end of 2002 and lower MTBE market margins in the second quarter 2003. Equistar’s net loss was affected by refinancing costs and the effect of lower sales volumes.

The net loss for the first six months of 2003 of $181 million increased from a net loss of $53 million in the first six months of 2002. The $128 million increase was primarily attributable to:

•	Lyondell’s after-tax operating loss of $16 million in the first six months of 2003, a $93 million decline compared to after-tax operating income of $77 million in the first six months of 2002,

•	a $50 million increase in the after-tax loss from Lyondell’s equity investment in Equistar, and

•	Lyondell’s $12 million after-tax share of LCR’s charges in the first six months of 2003 for the impairment of capital project costs and work force reductions.

These negative factors were only partially offset by after-tax benefits of $10 million from the tax settlement interest income and $12 million from the gain on Lyondell’s sale of a 10% equity interest in the Nihon Oxirane joint venture.

Lyondell experienced lower MTBE product margins in the first six months of 2003, while Equistar’s net income was affected by refinancing costs and the effect of lower sales volumes.

Second Quarter 2003 versus First Quarter 2003

For the second quarter 2003, Lyondell reported a net loss of $68 million compared to a first quarter 2003 net loss of $113 million, an improvement of $45 million. The improvement was primarily due to a decrease in the second quarter 2003 after-tax loss from Lyondell’s equity investment in Equistar of $46 million compared to the first quarter 2003. Equistar’s operating performance improvement compared to the first quarter 2003 was primarily a function of the lower cost of ethylene production at its Gulf Coast liquid-based olefin plants. This raw material advantage was largely responsible for an improvement of nearly $100 million in Equistar’s pretax income. Lyondell’s 70.5% after-tax share of that improvement was $47 million.

Intermediate Chemicals and Derivatives Segment

Overview—The IC&D segment produces and markets propylene oxide (“PO”), PO derivatives, toluene diisocyanate (“TDI”), styrene monomer (“SM”) and methyl tertiary butyl ether (“MTBE”), the principal derivative of tertiary butyl alcohol (“TBA”).

Several major oil companies have substantially reduced or discontinued the use of MTBE in gasoline produced for California markets in 2003. Lyondell believes that this created a supply/demand imbalance with the result that market MTBE margins did not show the level of seasonal increase in the second quarter 2003 that was experienced in prior years. Accordingly, market MTBE margins were lower in the first six months of 2003 than in the first six months of 2002. In addition, a favorable MTBE sales contract expired at the end of 2002, contributing to lower MTBE margins in the first six months of 2003 compared to the first six months of 2002. The shutdown of some higher-cost MTBE production capacity by other producers during the second quarter 2003 should help reduce some of the oversupply in the MTBE industry.

In the first six months of 2003, the IC&D segment also was adversely affected by higher raw material and energy costs. In the U.S., the benchmark cost of propylene, a key raw material, averaged 24% higher in the second quarter 2003 than in the second quarter 2002 and 37% higher in the first six months of 2003 than in the first six months of 2002. The IC&D segment also experienced higher energy costs due to significant increases in natural gas costs compared to the first six months of 2002. In response to the higher raw material and energy costs experienced in the first quarter 2003, Lyondell announced sales price increases for products in the IC&D segment, which were not fully effective until the second quarter 2003.

In the first quarter 2003, Lyondell completed a restructuring of its Nihon Oxirane joint venture in Japan, including the sale of a 10% interest in the joint venture to Lyondell’s partner for $28 million, resulting in an $18 million gain and reducing Lyondell’s remaining interest from 50% to 40%. The agreements also include provisions for the cross licensing of certain technology rights, construction of a new propylene glycol (“PG”) plant by Nihon Oxirane, changes by the partners to expand Nihon Oxirane’s market position in Asia for PO and PG and to improve Nihon Oxirane’s cost structure. In addition, under the new agreements, a PO plant in Chiba, Japan constructed by Lyondell’s joint venture partner and which began production in the second quarter 2003, is expected to be transferred to Nihon Oxirane by 2006. The governance of the joint venture remains substantially unchanged.

The following table sets forth volumes, including processing volumes, included in sales and other operating revenues for the IC&D segment.

	For the three monthsa ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
Volumes, in millions (a)
PO, PO derivatives and TDI (pounds)	744	732	1,643	1,517
Co-products:
SM (pounds)	780	864	1,3649	1,650
MTBE and other TBA derivatives (gallons)	322	329	579	596

Millions of dollars (a)
Sales and other operating revenues	$913	$843	$1,902	$1,517
Operating income (loss)	(6)	65	(24)	103

(a)	The ownership interest of Bayer AG and Bayer Corporation (collectively “Bayer”) in the U.S. PO joint venture with Lyondell represents ownership of an in-kind portion of the PO production of the U.S. PO joint venture. Bayer’s share of the PO production from the U.S. PO joint venture is approximately 1.5 billion pounds annually. Bayer’s PO volumes are not included in sales and are excluded from the table above.

Revenues—Revenues of $913 million in the second quarter 2003 increased 8% from $843 million in the second quarter 2002 primarily due to higher sales prices for PO and derivatives. The higher PO and derivatives sales prices in the second quarter 2003, to a large extent, were in response to significantly higher raw material and energy costs compared to the second quarter 2002. Sales volumes for PO and derivatives were relatively unchanged. Second quarter 2003 SM volumes decreased 10% primarily on lower U.S. exports to Asia, which experienced weak SM demand in the second quarter 2003. Sales volumes for MTBE and other TBA derivatives were relatively unchanged.

Revenues of $1,902 million in the first six months of 2003 increased 25% from $1,517 million in the first six months of 2002 due primarily to higher sales prices. Sales volumes for PO and derivatives increased by 8%. Deicer sales volumes were higher as a result of a more severe 2002/2003 winter season. Sales volumes for MTBE and other TBA derivatives decreased 3%, while SM volumes for the first six months of 2003 were comparable to the first six months of 2002.

Operating Income (Loss)—The IC&D segment had an operating loss of $6 million in the second quarter 2003 compared to operating income of $65 million in the second quarter 2002. The operating loss of $24 million in the first six months of 2003 compared to operating income of $103 million in the first six months of 2002. The decreases were primarily due to lower second quarter 2003 MTBE margins as well as higher operating costs for PO derivatives, primarily due to the new BDO-2 plant. The lower MTBE margins were due to decreased MTBE demand in the state of California, the expiration of the major MTBE sales contract and higher raw material and energy costs related to high natural gas costs in the U.S. California MTBE demand decreased as use of MTBE was phased out by certain refiners in the state of California.

Second Quarter 2003 versus First Quarter 2003

The operating loss of $6 million in the second quarter 2003 compares to an operating loss of $18 million in the first quarter 2003. The IC&D segment operating loss improved by $12 million as PO and derivatives realized higher prices and margins in the second quarter 2003, offset by lower volumes due to a seasonal decline in deicers and temporary shifts in demand patterns related to April 2003 sales price increases. MTBE operating results benefited moderately from increased sales volumes and moderately increased European margins while U.S. margins continued to be soft. SM showed moderate product margin improvements, which were partially offset by reduced export sales volumes. The TDI business experienced both lower global sales volumes and lower European sales prices.

Equistar Chemicals, LP

Overview—In response to the higher raw material and energy costs, Equistar implemented significant sales price increases in the first six months of 2003 for substantially all of its petrochemicals and polymers products. However, the magnitude of these price increases had a negative effect on product demand and contributed to Equistar experiencing lower product sales volumes in the first six months of 2003 compared to the first six months of 2002.

U.S. demand for ethylene in the second quarter 2003 decreased an estimated 7.4% compared to the second quarter 2002 and an estimated 5.3% compared to the first quarter 2003. For the first six months of 2003, U.S. ethylene demand decreased an estimated 2.1% compared to the first six months of 2002. The decrease in demand was due to post-war reduction of inventory levels by customers, the impact of SARS, and generally poor economic conditions.

On March 31, 2003, Equistar completed transactions involving a 15-year propylene supply arrangement and the sale of its Bayport polypropylene production facility in Pasadena, Texas. Equistar received total cash proceeds of approximately $194 million, including the value of the polypropylene inventory sold. Cash proceeds of $159 million of the total represented a partial prepayment under the propylene supply arrangement.

Net Loss—Equistar had a net loss in the second quarter 2003 of $49 million compared to a net loss of $28 million in the second quarter 2002. The increased net loss was primarily due to $19 million of refinancing costs incurred in the second quarter 2003. A benefit from higher product margins was substantially offset by the effect of lower sales volumes in the second quarter 2003 compared to the second quarter 2002. The margin improvement resulted from higher polymers and petrochemicals segment sales prices, which increased more than the cost of ethylene production. While purchased raw material prices were significantly higher for both liquid and NGL-based raw materials in the second quarter 2003 compared to the second quarter 2002, Equistar realized higher prices for its co-products produced from processing liquid raw materials, which offset most of the increase in its liquid raw material prices. CMAI estimates that the industry’s weighted average cost of ethylene production increased by approximately 3.3 cents per pound compared to the second quarter 2002. However, as a result of Equistar’s flexibility to process liquid raw materials, its equivalent costs only increased by approximately 2 cents per pound. Offsetting the increased margins were reduced sales volumes of ethylene and its derivatives - ethylene, ethylene oxygenates and polyethylene - which were approximately 20 percent below second quarter 2002 levels. In addition, polymers sales volumes were negatively affected by approximately 85 million pounds due to the first quarter 2003 sale of the Bayport polypropylene plant.

Equistar had a net loss in the first six months of 2003 of $195 million compared to a loss before the cumulative effect of an accounting change of $154 million in the first six months of 2002. The increased net loss was primarily due to the effects of lower sales volumes, which were only partly offset by the benefit from higher product margins, in the first six months of 2003 compared to the first six months of 2002. The first six months of 2003 included $19 million of refinancing costs and a $12 million loss on the sale of the polypropylene plant, while the first six months of 2002 included the negative impact of certain fixed price natural gas and NGL purchase contracts. Equistar’s costs under these contracts were approximately $33 million higher than market-based costs would have been.

Second Quarter 2003 versus First Quarter 2003

Equistar had a second quarter 2003 net loss of $49 million compared to a net loss of $146 million in the first quarter 2003. The improvement in the second quarter 2003 was primarily a function of the lower cost of ethylene production at its Gulf Coast liquid-based olefin plants. This advantage from processing liquid raw materials was largely responsible for an improvement of approximately $100 million in Equistar’s net income. CMAI estimates that the industry weighted average cost of producing ethylene decreased by approximately 5 cents per pound compared to the first quarter 2003. However, as a result of Equistar’s flexibility in processing liquids and NGLs, its equivalent costs decreased by nearly 8 cents per pound. Complementing this improvement, the estimated benchmark polymer price averaged 3 cents per pound higher than the first quarter 2003 average sales price. The positive impacts of the lower ethylene production costs and higher polymer prices were partially offset by significant volume reductions in ethylene and derivatives. Taken as a group, Equistar’s ethylene and derivative product sales volumes were approximately 13 percent below first quarter 2003 sales levels. As noted above, Equistar’s polymers sales volumes were impacted by the first quarter 2003 sale of the Bayport polypropylene unit.

Segment Data

The following tables reflect selected actual sales volume data, including intersegment sales volumes, and summarized financial information for Equistar’s business segments.

	For the three months ended June 30,		For the six months ended June 30,
In millions	2003	2002	2003	2002
Selected petrochemicals products:
Olefins (pounds)	3,723	4,393	7,644	8,530
Aromatics (gallons)	98	103	192	189
Polymers products (pounds)	1,143	1,593	2,540	3,101

Millions of dollars
Sales and other operating revenues:
Petrochemicals segment	$1,481	$1,318	$3,017	$2,311
Polymers segment	445	479	958	889
Intersegment eliminations	(329)	(335)	(737)	(602)

Total	$1,597	$1,462	$3,238	$2,598

Operating income (loss):
Petrochemicals segment	$85	$79	$53	$55
Polymers segment	(27)	(26)	(62)	(47)
Unallocated	(34)	(31)	(63)	(61)

Total	$24	$22	$(72)	$(53)

Petrochemicals Segment

Revenues—Revenues of $1.5 billion in the second quarter 2003 increased slightly more than 12% compared to revenues of $1.3 billion in the second quarter 2002 due to higher sales prices partly offset by lower sales volumes. Benchmark ethylene prices averaged 35% higher in the second quarter 2003 compared to the second quarter 2002 in response to the higher cost of ethylene production, while benchmark propylene sales prices averaged 24% higher. Segment sales volumes decreased 12% in the second quarter 2003 compared to the second quarter 2002 due to lower demand.

Revenues of $3.0 billion in the first six months of 2003 increased 31% compared to revenues of $2.3 billion in the first six months of 2002 due to higher sales prices partly offset by lower sales volumes. Benchmark ethylene prices averaged 41% higher in the first six months of 2003 compared to the first six months of 2002 in response to significant increases in the cost of ethylene production, while benchmark propylene sales prices averaged 37% higher. Segment sales volumes decreased 9% in the first six months of 2003 compared to the first six months of 2002 due to the lower demand.

Operating Income—Operating income of $85 million in the second quarter 2003 compares to operating income of $79 million in the second quarter 2002. The increase reflects higher petrochemicals product margins offset by the negative effect of 12% lower sales volumes. Product margins improved as sales prices increased more than raw material costs, reflecting second quarter 2003 market economics, which favored the use of liquid versus NGL-based raw materials. Equistar was able to take advantage of these economics through its greater use of liquid raw materials. CMAI estimated that the industry weighted average cost of producing ethylene increased by approximately 3.3 cents per pound compared to the second quarter 2002. As a result of its greater use of liquid raw materials, Equistar’s ethylene production costs increased by approximately half that amount on a per pound basis.

The operating income of $53 million in the first six months of 2003 compares to operating income of $55 million in the first six months of 2002. The first six months of 2002 included the effect of certain fixed price natural gas and NGL purchase contracts entered into in early 2001. Equistar’s costs under these fixed-price contracts, which largely expired by the end of the first quarter 2002, were approximately $33 million higher than market-based contracts would have been. The negative effect of these contracts in the first six months of 2002 and the benefit of higher margins in the first six months of 2003 were offset by the negative effect of 9% lower sales volumes in the first six months of 2003.

Polymers Segment

Revenues—Revenues of $445 million in the second quarter 2003 decreased 7% compared to revenues of $479 million in the second quarter 2002. The decrease was due to a 28% decrease in sales volumes, which more than offset higher average sales prices. The lower sales volumes reflected the slowing of demand in the second quarter 2003. In addition, polymers sales volumes were negatively affected by approximately 85 million pounds, or one-sixth of the decrease, as a result of the first quarter 2003 sale of the Bayport polypropylene unit. Second quarter 2003 average sales prices increased in response to higher raw material costs as well as higher energy costs compared to the second quarter 2002.

Revenues of $958 million in the first six months of 2003 increased 8% compared to revenues of $889 million in the first six months of 2002. The increase was due to higher average sales prices partly offset by an 18% decrease in sales volumes. Average sales prices increased in response to higher raw material costs as well as higher energy costs compared to the first six months of 2002. The lower polymers sales volumes reflected the slowing of demand and the sale of the Bayport polypropylene unit.

Operating Loss—For the second quarter 2003, the polymers segment operating loss of $27 million was comparable to the operating loss of $26 million in the second quarter 2002 as higher second quarter 2003 polymer margins were offset by the effect of the 28% decrease in sales volumes. Margins increased in the second quarter 2003 compared to the second quarter 2002 as sales prices increased more than raw material costs.

For the first six months of 2003, the polymers segment had an operating loss of $62 million compared to an operating loss of $47 million in the first six months of 2002. The higher operating loss in the first six months of 2003 was primarily due to the $12 million loss on the sale of the polypropylene production facility. Higher polymer product margins were substantially offset by the effect of the 18% decrease in sales volumes. Margins increased in the first six months of 2003 compared to the first six months of 2002 as higher average sales prices more than offset higher raw material costs.

Unallocated Items

Cumulative Effect of Accounting Change—Effective January 1, 2002, Equistar adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Upon implementation of SFAS No. 142, Equistar reviewed goodwill for impairment and concluded that the entire balance of goodwill was impaired, resulting in a $1.1 billion charge that was reported as the cumulative effect of an accounting change as of January 1, 2002. See Note 3 to the Consolidated Financial Statements.

LYONDELL-CITGO Refining LP

Refining Segment

Overview—In January 2002, PDVSA Petróleo, S.A. (“PDVSA Oil”) declared itself in a force majeure situation and stated that crude oil deliveries could be reduced by up to 20.3% from the minimum contract rate of 230,000 barrels per day, beginning March 1, 2002. Beginning March 2002, PDVSA Oil did reduce deliveries under a crude supply agreement with LCR (“Crude Supply Agreement” or “CSA”) - see “Crude Supply Agreement” section of Note 9 to the Consolidated Financial Statements. As a result, LCR processed an average 201,000 barrels per day of CSA crude oil in the second quarter 2002 and 215,000 barrels per day of CSA crude oil in the first six months of 2002.

Although CSA deliveries were restored to contract levels in the third quarter 2002, a national strike in Venezuela that began in early December 2002 again disrupted deliveries of CSA crude oil to LCR, causing LCR to temporarily reduce operating rates. As a result of the reduced CSA crude oil deliveries, LCR purchased significant volumes of crude oil from alternate sources during January 2003. The crude oil from these alternate sources did not completely offset the financial impact of the reduced CSA supplies from Venezuela. CSA deliveries returned to contract levels, beginning in February 2003 and exceeded minimum contract levels during the second quarter 2003. CSA crude oil processing rates averaged 246,000 barrels per day in the second quarter 2003 and 220,000 barrels per day for the first six months of 2003.

During the first quarter 2003, LCR developed an alternative approach to complying with a mandated low sulfur gasoline standard, which will lead to a reduction in overall capital expenditures. As a result, in the first quarter 2003, LCR recognized impairment of value of $25 million of costs related to the project. See “Clean Air Act” section of Note 9 to the Consolidated Financial Statements.

The following table sets forth, in thousands of barrels per day, sales volumes for LCR’s refined products and processing rates for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
Thousand barrels per day	2003	2002	2003	2002
Refined product sales volumes:
Gasoline	113	120	113	113
Diesel and heating oil	86	83	82	82
Jet fuel	16	14	19	18
Aromatics	7	9	8	9
Other refined products	99	100	90	105

Total refined product sales volumes	321	326	312	327

Crude oil processing rates:
Crude Supply Agreement	246	201	220	215
Other crude oil	28	58	40	45

Total crude oil processing rates	274	259	260	260

Revenues—Revenues for LCR, including intersegment sales, were $905 million in the second quarter 2003, an 8% increase compared to second quarter 2002 revenues of $838 million. The increase was primarily due to higher sales prices for refined products partly offset by a 2% decrease in sales volumes. Average sales prices for refined products during the second quarter 2003 were 10% higher than the second quarter 2002. The lower second quarter 2003 sales volumes, despite higher crude oil processing rates, reflected replenishment of inventory from low first quarter 2003 levels. Total crude processing rates increased 6%, averaging 274,000 barrels per day in the second quarter 2003 compared to 259,000 barrels per day in the second quarter 2002.

Revenues for LCR, including intersegment sales, were $2.1 billion in the first six months of 2003, a 35% increase compared to the first six months of 2002 revenues of $1.5 billion. The increase was primarily due to higher sales prices for refined products partly offset by a 5% decrease in sales volumes. Average sales prices for refined products during the first six months of 2003 were 42% higher than in the first six months of 2002, reflecting the significant increase in the price of crude oil and natural gas during the period, primarily during the first quarter 2003. The lower sales volumes in the first six months of 2003 reflected replenishment of inventory from low December 2002 levels. Total crude processing rates averaged 260,000 barrels per day in both the first six months of 2003 and 2002.

Net Income—LCR’s net income was $58 million in the second quarter 2003 compared to $63 million in the second quarter 2002. The decrease was primarily due to a $6 million charge in the second quarter 2003 related to personnel reductions. Operationally, the volume of higher-margin CSA crude oil processed by LCR was 45,000 barrels per day higher than in the second quarter of 2002, averaging 246,000 barrels per day. LCR’s total crude oil processing rate increased by 15,000 barrels per day compared to the second quarter 2002, averaging 274,000 barrels per day in the second quarter 2003. The benefit from processing a higher proportion of CSA crude oil was substantially offset by the negative effect of higher natural gas costs.

LCR’s net income was $86 million in the first six months of 2003 compared to $104 million in the first six months of 2002. The decrease in net income reflected the $25 million charge related to the previously capitalized costs for the low sulfur gasoline project and the $6 million charge related to personnel reductions. In addition to the these charges, LCR’s operations in the first six months of 2003 were negatively affected by a strike in Venezuela and the resulting disruption in CSA crude oil deliveries, primarily in January 2003, as well as the impact of higher natural gas costs. However, these effects were offset by higher margins on both CSA and spot market crude oil.

Second Quarter 2003 versus First Quarter 2003

LCR’s net income in the second quarter 2003 was $58 million compared to $28 million in the first quarter 2003. In the first quarter 2003, operating results were negatively impacted by the $25 million charge related to the restructuring of LCR’s low sulfur gasoline project, while the second quarter 2003 included a $6 million charge related to reductions in personnel levels. Compared to the first quarter 2003, which included the impact of the strike in Venezuela, operating results improved as processing rates of higher-margin CSA crude oil increased by 52,000 barrels per day. Total crude oil processing rates increased by 29,000 barrels per day.

FINANCIAL CONDITION

Operating Activities—Lyondell’s operating activities provided cash of $28 million in the first six months of 2003 compared to $205 million in the first six months of 2002. The decrease in operating cash flow in the 2003 period reflected Lyondell’s operating loss in 2003. Also, income tax refunds and settlements of $64 million received in the first six months of 2003 were less than the $97 million received in the first six months of 2002. Lyondell has now fully utilized the ability to carry tax losses back to prior years and will not receive a refund in 2004 for the tax benefit related to the 2003 loss, but will be required to carry forward this loss against future taxable income.

Investing Activities—In March 2003, Lyondell completed agreements related to its Nihon Oxirane joint venture based in Japan. As part of the agreements, Lyondell sold a 10% share in Nihon Oxirane to its partner in the venture for $28 million, reducing Lyondell’s ownership interest to 40%, and realized an $18 million gain on the sale.

The following table summarizes the capital expenditures of Lyondell and its principal joint ventures as well as their 2003 budgeted capital spending.

	Full Year Budget	For the six months ended June 30,
Millions of dollars	2003	2003	2002
Capital expenditures – 100% basis:
Lyondell	$58	$238	$12
Equistar	97	34	29
LCR	71	28	42

Capital expenditures – Lyondell proportionate share:
Lyondell – 100%	$58	$238	$12
Equistar – 70.5% (41% prior to August 22, 2002)	68	24	12
LCR – 58.75%	42	16	25

Total capital expenditures	168	278	49
Contributions to PO-11 joint venture	70	57	21
Contributions to PO joint venture	3	—	—

Total capital	$241	$335	$70

Lyondell’s capital expenditures of $238 million for the six months ended June 30, 2003 include the purchase of the BDO-2 facility for $218 million, which Lyondell previously leased and which was not included in the 2003 capital budget. See “Financing Activities” below. The 2003 capital budgets of Lyondell and its principal joint ventures include spending for regulatory and environmental compliance projects. Contributions to the PO-11 joint venture are expected to exceed the $70 million budget due to the weakening of the U.S. dollar relative to the euro. The PO-11 facility is expected to begin production in the fourth quarter of 2003.

The following table summarizes Lyondell’s cash distributions from and cash contributions to its principal joint ventures:

	For the six months ended June 30,
Millions of dollars	2003	2002
Cash distributions from joint ventures:
LCR	$156	$51
Nihon-Oxirane joint venture	2	—

Total	$158	$51

Cash contributions to joint ventures:
LCR	$21	$27
PO-11 joint venture	57	21
PO joint venture	—	2
LMC	—	4

Total	$78	$54

As a result of continuing adverse conditions in the industry and its debt service obligations, Equistar made no cash distributions to its partners during the periods shown. In the first six months of 2003, LCR made cash distributions to Lyondell of $156 million, which were $100 million more than Lyondell’s $56 million share of LCR’s net income for the first six months of 2003.

During the first six months of 2003, other short-term investments of $25 million matured and were replaced with cash equivalents.

Financing Activities—Lyondell paid a regular quarterly dividend of $.225 per share of original common stock in each of the first two quarters of 2003, totaling $57 million. Lyondell elected to pay the regular quarterly dividend on each share of outstanding Series B common stock in kind, or a total of 1,148,568 shares of Series B common stock. On July 9, 2003, the board of directors of Lyondell declared a regular quarterly dividend of $.225 per share of common stock. The regular quarterly dividend on each share of outstanding original common stock is payable in cash on September 15, 2003. Lyondell has elected to pay the regular quarterly dividend on each share of outstanding Series B common stock in kind in the form of additional shares of Series B common stock on September 29, 2003.

In May 2003, Lyondell completed a private placement of $325 million of 10.5% senior secured notes due in June 2013. The proceeds, net of related fees, were used to prepay the $103 million outstanding balance of Term Loan E and to finance the purchase of the BDO-2 facility that Lyondell previously leased. The related lease was terminated. The implementation of FIN 46, Consolidation of Variable Interest Entities, in the third quarter 2003 and its application to the BDO-2 lease arrangement would have resulted in recording a similar amount of debt.

Lyondell obtained amendments to its credit facility in March 2003. See “Liquidity and Capital Resources–Long-Term Debt” below.

Liquidity and Capital Resources—Lyondell’s balance sheet remains highly leveraged. As of June 30, 2003, long-term debt, including current maturities, totaled $4.2 billion, or approximately 80% of total capitalization. In addition, as of June 30, 2003, Lyondell’s joint ventures had approximately $2.7 billion of debt (see “Joint Venture Debt” below) and Lyondell remains contingently liable as a guarantor of $330 million of that debt.

On July 25, 2003, Standard & Poor’s (“S&P”), a rating service of the McGraw-Hill Companies, rated Lyondell’s senior secured debt as BB-. During 2003, S&P has lowered Lyondell’s senior secured debt rating twice, one level each time, from BB+ at December 31, 2002. In its most recent announcement regarding Lyondell’s rating, S&P cited Lyondell’s second quarter 2003 results, concerns about the timing of meaningful recovery in the petrochemical sector and Lyondell’s credit exposure to adverse developments in a still uncertain business environment. The rating recognized the prudent steps taken by management to extend debt maturities and preserve liquidity. Moody’s Investors Service (“Moody’s”) last rated Lyondell’s senior secured debt as Ba3. Moody’s lowered Lyondell’s senior secured debt rating once during 2003, by one level, from Ba2 at December 31, 2002. Both agencies changed the outlook for Lyondell from stable to negative. A further one level reduction by S&P or by Moody’s could result in termination of Lyondell’s receivables sales agreement. See Note 5 to the Consolidated Financial Statements.

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

At June 30, 2003, Lyondell had cash on hand of $308 million and other short-term investments of $19 million. In addition, the $350 million revolving credit facility, which matures in June 2005, was undrawn at June 30, 2003. Amounts available for borrowing under the revolving credit facility are reduced to the extent of outstanding letters of credit provided under the credit facility, which totaled $53 million as of June 30, 2003.

Long-Term Debt—The credit facility and the indentures pertaining to Lyondell’s senior secured notes and senior subordinated notes contain covenants that, subject to exceptions, restrict sale and leaseback transactions, lien incurrence, debt incurrence, dividends, investments, non-regulatory capital expenditures, certain payments, sales of assets and mergers. In addition, the credit facility requires Lyondell to maintain specified financial ratios and consolidated net worth, as defined in the credit facility. As a result of continuing adverse conditions in the industry, in March 2003, Lyondell obtained amendments to its credit facility to provide additional financial flexibility by easing certain financial ratio requirements. Beginning in 2004, the financial ratio requirements under the Lyondell credit facility become increasingly restrictive over time. The breach of these covenants would permit the lenders to declare the loans immediately payable and would permit the lenders under Lyondell’s credit facility to terminate future lending commitments. Lyondell was in compliance with all such covenants as of June 30, 2003.

Guarantees of Equistar Debt—Lyondell is guarantor of $300 million of Equistar debt and a co-obligor with Equistar for $30 million of debt.

Joint Venture Debt—At June 30, 2003, the outstanding debt of Lyondell’s joint ventures to parties other than Lyondell was $2.3 billion for Equistar and $485 million for LCR. This debt is not carried on Lyondell’s balance sheet because, except for the amounts described under “Guarantees of Equistar Debt” above, Lyondell has no obligation with respect to that debt. The ability of the joint ventures to distribute cash to Lyondell is reduced by their respective debt service obligations and, in the case of Equistar, by current weak business conditions.

Equistar Liquidity and Capital Resources—At June 30, 2003, Equistar’s long-term debt, including current maturities, totaled $2.3 billion, or approximately 57% of its total capitalization. Equistar had cash on hand of $143 million at June 30, 2003. The $354 million revolving credit facility, which matures in August 2006, was undrawn at June 30, 2003. Amounts available under the revolving credit facility are reduced to the extent of outstanding letters of credit provided under the credit facility, which totaled $17 million as of June 30, 2003.

On July 25, 2003, S&P rated Equistar’s senior unsecured debt as BB-. During 2003, S&P has lowered Equistar’s senior unsecured debt rating twice, one level each time, from BB+ at December 31, 2002. In its most recent announcement regarding Lyondell’s and Equistar’s ratings, S&P cited Equistar’s 70.5% ownership by Lyondell, Lyondell’s second quarter 2003 results, concerns about the timing of meaningful recovery in the petrochemical sector and Lyondell’s and Equistar’s credit exposure to adverse developments in a still uncertain business environment. The rating recognized the prudent steps taken by management to extend debt maturities and preserve liquidity. Moody’s last rated Equistar’s senior unsecured debt as B1. Moody’s lowered Equistar’s senior unsecured debt rating once during 2003, by one level, from Ba3 at December 31, 2002. Both agencies changed Equistar’s outlook from stable to negative. A further one level reduction by S&P to B+ or by Moody’s to B2 could result in termination of a rail car lease. A one level reduction by S&P to B+ or a two level reduction by Moody’s to B3 could result in termination of a receivables sales agreement – see “Receivables Sale” below.

Equistar’s management believes that conditions will be such that cash balances, cash generated by operating activities and funds under the credit facility will be adequate to meet anticipated future cash requirements, including scheduled debt repayments, other contractual obligations, necessary capital expenditures and ongoing operations. Future operating performance could be affected by general economic, financial, competitive, legislative, regulatory, business and other factors, many of which are beyond Equistar’s control. If future operating cash flows are less than currently anticipated due to raw material prices or other factors, Equistar may need to reduce or delay capital expenditures, sell assets, or reduce operating expenses.

Long-Term Debt—As a result of continuing adverse conditions in the industry, in March 2003, Equistar obtained amendments to its credit facility that provided additional financial flexibility by generally making certain financial ratio requirements less restrictive, with the exception that the maximum permitted senior secured debt ratios become more restrictive, beginning September 30, 2004, the definition of total indebtedness became more restrictive at March 31, 2003 and the defined limitation on expenditures for property, plant and equipment was extended to apply through 2004. In addition, the financial ratio requirements become increasingly restrictive over time beginning in the fourth quarter 2003. The amended credit facility and the indentures governing Equistar’s senior notes contain covenants that, subject to certain exceptions, restrict sale and leaseback transactions, lien incurrence, debt incurrence, sales of assets, investments, non-regulatory capital expenditures, certain payments, and mergers. In addition, the credit facility requires Equistar to maintain specified financial ratios. The breach of these covenants would permit the lenders under Equistar’s credit facility and the indentures governing the senior notes to declare the loans immediately payable and would permit the lenders under Equistar’s credit facility to terminate future lending commitments. Equistar was in compliance with all covenants under its debt instruments as of June 30, 2003.

Deferred Revenues— On March 31, 2003, Equistar received an advance of approximately $159 million, representing a partial prepayment for product to be delivered under a long-term product supply arrangement, primarily at cost-based prices. Equistar will recognize this deferred revenue over 15 years, as the associated product is delivered.

Receivables Sale—During October 2002, Equistar entered into an agreement with an independent issuer of receivables-backed commercial paper under which Equistar sold receivables and received cash proceeds of $100 million. The agreement has annual renewal provisions for up to three years upon mutual consent of the parties. Under the terms of the agreement, Equistar agreed to maintain a senior unsecured debt rating of at least B1 by Moody’s and BB- by S&P. In March 2003, Equistar obtained an amendment to reduce the minimum required debt rating of Moody’s to at least B2. With the July 2003 debt rating downgrade by S&P, the S&P debt rating of BB- is currently at the minimum required by the agreement and the Moody’s debt rating of B1 is one level above the B2 minimum required rating. If Equistar does not maintain the minimum ratings, the receivables agreement may be terminated.

LCR Liquidity and Capital Resources—LCR maintains a $450 million bank term loan facility and a $70 million working capital revolving credit facility, both of which mature in June 2004. The facilities are secured by substantially all of the assets of LCR. Amounts available under the revolving credit facility, which was undrawn at June 30, 2003, are reduced to the extent of outstanding letters of credit provided under the credit facility, which totaled $13 million as of June 30, 2003. Loans payable to partners at June 30, 2003 included $229 million payable to Lyondell and $35 million payable to CITGO. These loans mature in December 2004. In the second quarter 2003, Lyondell and CITGO contributed additional capital to LCR by converting $10 million and $7 million, respectively, of accrued interest on these loans to LCR partners’ capital.

In April 2003, LCR obtained an amendment to its debt facilities clarifying a definition in the agreements. LCR was in compliance with all covenants under its debt facilities as of June 30, 2003.

CURRENT BUSINESS OUTLOOK

During the second quarter 2003, sales volumes, in general, demonstrated a slow but steady improvement, and this trend has continued into the third quarter 2003. The IC&D segment has benefited from lower raw material costs thus far in the third quarter 2003. However, the continuing oversupply in the MTBE markets and global economic uncertainty are likely to adversely affect IC&D results in the third quarter of 2003. Lyondell expects Equistar to continue to benefit from its liquid raw material advantage, although this advantage may not be as strong as the second quarter of 2003. The potential for continued raw material cost volatility represents an uncertainty for Equistar, but Lyondell believes that market fundamentals will continue to favor Equistar’s liquid-based olefins position. Lyondell expects LCR’s performance to continue to be strong, assuming sustained deliveries of CSA crude oil volumes.

Third quarter 2003 performance will be largely dependent upon the pace of global economic recovery. Assuming a moderate economic recovery and improved global stability, both Lyondell and Equistar would expect to benefit from strengthening sales volumes and moderating raw material prices. However, given current depressed industry operating rates, it will be difficult to achieve and sustain product margin improvements in the near term.

RECENT ACCOUNTING STANDARDS

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 150 –Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The statement establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that certain financial instruments be classified as liabilities, or assets in some circumstances. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective for Lyondell beginning in the third quarter 2003. Lyondell does not expect SFAS No. 150 to have a material impact on its consolidated financial statements.

Lyondell is implementing three accounting changes in 2003, as discussed in Note 2 to the Consolidated Financial Statements. Lyondell has elected to adopt the “fair value” method of accounting for employee stock options beginning with options granted in 2003. This change resulted in an after-tax charge of approximately $1 million for the six months ended June 30, 2003.

Also discussed in Note 2 to the Consolidated Financial Statements, beginning in 2003, Lyondell classifies gains or losses that result from the early extinguishment of debt as an element of income before extraordinary items. The Consolidated Statements of Income reflect these changes for all periods presented.

Lyondell had expected the implementation of Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, to result in the consolidation of the entity from which it leased BDO-2, beginning in the third quarter 2003. In May 2003, Lyondell purchased the BDO-2 facility, which previously was leased under an arrangement to which FIN 46 would have applied. Apart from the BDO-2 lease, Lyondell’s adoption of FIN 46 is not expected to have a material impact on its consolidated financial statements.

ENVIRONMENTAL MATTERS

In the first six months of 2003, LCR developed an alternative approach to complying with the low sulfur gasoline standard under the Clean Air Act that will lead to a reduction in overall estimated capital expenditures for the project. As a result, LCR recognized impairment of value of $25 million of costs incurred to date for the project.

The Clean Air Act Amendments of 1990 set minimum levels for oxygenates, such as MTBE, in gasoline sold in areas not meeting specified air quality standards. However, the presence of MTBE in some water supplies in California and other states due to gasoline leaking from underground storage tanks and in surface water from recreational water craft has led to public concern about the use of MTBE. Certain U.S. federal and state governmental initiatives have sought either to rescind the oxygen requirement for reformulated gasoline or to restrict or ban the use of MTBE. During 2003, the U.S. House of Representatives and the U.S. Senate each passed new versions of an omnibus energy bill. The Senate version of the new energy bill would ban the use of MTBE as a fuel additive in gasoline sold in the United States and the U.S. House of Representatives version would not ban the use of MTBE. The two new energy bills are not law and need to be reconciled during the conference process. At this time, the form and timing of that reconciliation, if any, is unknown. Lyondell’s North American MTBE sales represented approximately 26% of its total 2002 revenues.

At the state level, a number of states have legislated future MTBE bans. Of these, several are mid-West states that use ethanol as the oxygenate of choice. Bans in these states should not have an impact on MTBE demand. However, Connecticut, California and New York have bans of MTBE in place effective January 1, 2004. Lyondell estimates that, in 2002, California represented 32% of the U.S. MTBE industry demand and 19% of the worldwide MTBE industry demand, while Connecticut and New York combined represented 12% of the U.S. MTBE industry demand and 7% of the worldwide MTBE industry demand.

At this time, Lyondell cannot predict the full impact that these initiatives will have on MTBE margins or volumes longer term. However, in 2003 several major oil companies have substantially reduced or discontinued the use of MTBE in gasoline produced for California markets. Lyondell estimates that the 2002 California-market MTBE volumes of these companies represented approximately 21% of U.S. MTBE industry demand and 13% of worldwide MTBE industry demand. Lyondell intends to continue marketing MTBE in the U.S. However, should it become necessary or desirable to significantly reduce MTBE production, Lyondell would need to make capital expenditures to add the flexibility to produce alternative gasoline blending components, such as iso-octane or ethyl tertiary butyl ether (“ETBE”), at its U.S.-based MTBE plant. The current estimated costs for converting Lyondell’s U.S.-based MTBE plant to iso-octane production range from $65 million to $75 million. The profit contribution for iso-octane is likely to be lower than that historically realized on MTBE. Alternatively, Lyondell is pursuing ETBE viability through legislative efforts. One key hurdle is equal access to the federal subsidy provided for ethanol blended into gasoline for the ethanol component of ETBE. Lyondell’s U.S.-based MTBE plant could be converted to ETBE production with minimal capital expenditure.

Item 3. Disclosure of Market and Regulatory Risk.

Lyondell’s exposure to market and regulatory risks is described in Item 7a of its Annual Report on Form 10-K for the year ended December 31, 2002. Lyondell’s exposure to market and regulatory risks has not changed materially in the six months ended June 30, 2003, except as noted under “Environmental Matters” above.

Item 4. Controls and Procedures

Lyondell performed an evaluation, under the supervision and with the participation of its management, including the President and Chief Executive Officer (principal executive officer) and Senior Vice President and Chief Financial Officer (principal financial officer), of the effectiveness of Lyondell’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of June 30, 2003. Based upon that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that Lyondell’s disclosure controls and procedures are effective.

There were no changes in Lyondell’s internal control over financial reporting that occurred during Lyondell’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, Lyondell’s internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this report are “forward-looking statements” within the meaning of the federal securities laws. Although Lyondell believes the current expectations reflected in such forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties, and Lyondell can give no assurance that such expectations will prove to have been correct. Lyondell’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including:

•	the cyclical nature of the chemical and refining industries,

•	the availability, cost and volatility of raw materials and utilities,

•	uncertainties associated with the United States and worldwide economies, including those due to events, conditions and political tensions in the Middle East and elsewhere,

•	current and potential governmental regulatory actions in the United States and regulatory actions and political unrest in other countries,

•	industry production capacity and operating rates,

•	the supply/demand balance for Lyondell’s and its joint ventures’ products,

•	competitive products and pricing pressures,

•	access to capital markets,

•	potential terrorist acts,

•	operating interruptions (including leaks, explosions, fires, weather-related incidents, mechanical failure, unscheduled downtime, labor difficulties, transportation interruptions, spills and releases and other environmental risks),

•	technological developments, and

•	Lyondell’s ability to implement its business strategies, including cost reductions.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments with respect to Lyondell’s legal proceedings previously reported in the Annual Report on Form 10-K for the year ended December 31, 2002, except as described below.

On February 1, 2002, LCR filed a lawsuit against PDVSA and PDVSA Oil in the United States District Court, Southern District of New York in connection with various force majeure declarations since April 1998. In the lawsuit, LCR alleges that the force majeure declarations by PDVSA and PDVSA Oil are invalid and that PDVSA and PDVSA Oil have breached the contracts related to the delivery of crude oil by PDVSA and PDVSA Oil to LCR. LCR is seeking monetary damages of at least $90 million resulting from PDVSA Oil’s failure to pay LCR the amounts required by contract relating to past crude oil deliveries of less than the contractual amount. LCR is also seeking declaratory relief relating to the force majeure declarations, and is seeking a declaratory interpretation of the disputed contract provisions in order to clarify the rights and obligations of the parties for the remaining duration of the contracts, which expire in December 2017. On May 31, 2002, the defendants filed a motion to dismiss LCR’s complaint on the ground that the “act of state” doctrine prevented the court from deciding LCR’s breach of contract claims. On August 6, 2003, the court denied the defendants’ motion to dismiss LCR’s claims based on the “act of state” doctrine.

In May 2003, the United States Environmental Protection Agency (the “EPA”) filed an administrative complaint against LCR seeking civil penalties of $220,000 arising from a 1998 inspection relating to alleged exceedances of permitted emissions at LCR’s refinery. LCR is in active settlement negotiations with the EPA. LCR does not believe that the ultimate resolution of this complaint will have a material adverse effect on the business or financial condition of LCR.

In April 1997, the Illinois Attorney General’s Office filed a complaint in Grundy County, Illinois Circuit Court seeking monetary sanctions for releases into the environment at Millennium’s Morris, Illinois plant in alleged violation of state regulations. The Morris, Illinois plant was contributed to Equistar on December 1, 1997 in connection with the formation of Equistar. Equistar has reached a tentative settlement with the State of Illinois, which includes a civil penalty in the amount of $175,000, and is finalizing the settlement consent decree with the State of Illinois. Equistar does not believe that the ultimate resolution of this complaint will have a material adverse effect on the business or financial condition of Equistar.

In May 2003, the Texas Commission on Environmental Quality notified Equistar that it is seeking a civil penalty of $167,000 in connection with alleged exceedances of permitted emissions at certain cooling towers at Equistar’s Channelview plant. Equistar does not believe that the ultimate resolution of this matter will have a material adverse effect on the business or financial condition of Equistar.

Item 4. Submission of Matters to a Vote of Security Holders

Lyondell held its annual meeting of stockholders on May 1, 2003. Please refer to Lyondell’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 for a description of the matters voted upon at the annual meeting and the votes cast.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

4.8(b)	Amendment No. 2 dated as of May 13, 2003 to the Amended and Restated Credit Agreement dated as of June 27, 2002 among Lyondell Chemical Company, the lenders party thereto, JPMorgan Chase Bank, as Administrative Agent, Bank of America, N.A. and Citibank, N.A., as Co-Syndication Agents, and Societe Generale and UBS Warburg LLC, as Co-Documentation Agents.

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Principal Executive Officer

31.2	Rule 13a – 14(a)/15d—14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

(b)	Reports on Form 8-K

The following Current Reports on Form 8-K were filed or furnished during the quarter ended June 30, 2003 and through the date hereof:

Date of Report	Item No.	Financial Statements
March 27, 2003	5 and 7	No
April 14, 2003	9	No
April 24, 2003	7 and 9	No
May 14, 2003	5 and 7	No
May 15, 2003	5 and 7	No
July 24,2003	7 and 9	No

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lyondell Chemical Company

Dated: August 8, 2003	/s/ Charles L. Hall
Charles L. Hall Vice President and Controller (Duly Authorized and Principal Accounting Officer)