Form 10-Q
period 2003-09-30
LYONDELL CHEMICAL CO
filed 2003-11-10
CIK 842635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Number of shares of common stock outstanding as of September 30, 2003: 162,477,848

(includes common stock, $1.00 par value, and Series B common stock, $1.00 par value)

PART I. FINANCIAL INFORMATION

LYONDELL CHEMICAL COMPANY

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended September 30,		For the nine months ended September 30,
Millions of dollars, except per share data	2003	2002	2003	2002
Sales and other operating revenues	$954	$855	$2,856	$2,372

Operating costs and expenses:
Cost of sales	891	749	2,713	2,062
Selling, general and administrative expenses	34	40	121	126
Research and development expense	9	7	26	22

	934	796	2,860	2,210

Operating income (loss)	20	59	(4)	162
Interest expense	(107)	(98)	(309)	(285)
Interest income	1	3	21	8
Other income (expense), net	2	(16)	15	(19)

Loss before equity investments and income taxes	(84)	(52)	(277)	(134)

Income (loss) from equity investments:
Equistar Chemicals, LP	(26)	11	(158)	(39)
LYONDELL-CITGO Refining LP	43	32	99	98
Other	(4)	1	(10)	(4)

	13	44	(69)	55

Loss before income taxes	(71)	(8)	(346)	(79)
Benefit from income taxes	(27)	(6)	(121)	(24)

Net loss	$(44)	$(2)	$(225)	$(55)

Basic and diluted loss per share	$(0.27)	$(0.02)	$(1.40)	$(0.44)

See Notes to the Consolidated Financial Statements.

LYONDELL CHEMICAL COMPANY

CONSOLIDATED BALANCE SHEETS

Millions, except shares and par value data	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$393	$286
Other short-term investments	—	44
Accounts receivable:
Trade, net	313	340
Related parties	67	56
Inventories	342	344
Prepaid expenses and other current assets	62	66
Deferred tax assets	45	35

Total current assets	1,222	1,171
Property, plant and equipment, net	2,568	2,369
Investments and long-term receivables:
Investment in Equistar Chemicals, LP	1,022	1,184
Investment in PO joint ventures	835	770
Investment in and receivable from LYONDELL-CITGO Refining LP	215	297
Other investments and long-term receivables	79	98
Goodwill, net	1,137	1,130
Other assets, net	408	429

Total assets	$7,486	$7,448

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	$277	$260
Related parties	77	84
Current maturities of long-term debt	—	1
Accrued liabilities	331	279

Total current liabilities	685	624
Long-term debt	4,151	3,926
Other liabilities	695	673
Deferred income taxes	787	881
Commitments and contingencies
Minority interest	151	165
Stockholders’ equity:
Common stock, $1.00 par value, 340,000,000 shares authorized, 128,530,000 shares issued	128	128
Series B common stock, $1.00 par value, 80,000,000 shares authorized, 36,310,972 and 34,568,224 shares issued, respectively	37	35
Additional paid-in capital	1,405	1,380
Accumulated deficit	(357)	(18)
Accumulated other comprehensive loss	(130)	(271)
Treasury stock, at cost, 2,363,124 and 2,685,080 shares, respectively	(66)	(75)

Total stockholders’ equity	1,017	1,179

Total liabilities and stockholders’ equity	$7,486	$7,448

See Notes to the Consolidated Financial Statements.

LYONDELL CHEMICAL COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,
Millions of dollars	2003	2002
Cash flows from operating activities:
Net loss	$(225)	$(55)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	184	177
Losses from equity investments	170	43
Deferred income taxes	(122)	1
Gain on sale of equity interest	(18)	—
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	3	36
Inventories	12	(22)
Accounts payable	(5)	(10)
Accrued interest	79	75
Refundable income taxes, net	36	82
Other assets and liabilities, net	22	17

Cash provided by operating activities	136	344

Cash flows from investing activities:
Expenditures for property, plant and equipment	(247)	(20)
Distributions from affiliates in excess of earnings	118	16
Contributions and advances to affiliates	(102)	(85)
Purchase of equity investment in Equistar	—	(440)
Proceeds from sale of equity interest	28	—
Maturity of other short-term investments	44	—
Other	—	(3)

Cash used in investing activities	(159)	(532)

Cash flows from financing activities:
Issuance of long-term debt	318	268
Repayment of long-term debt	(103)	(221)
Issuance of Series B common stock, warrants and right	—	440
Issuance of common stock	—	110
Dividends paid	(85)	(81)
Other	(3)	(13)

Cash provided by financing activities	127	503

Effect of exchange rate changes on cash	3	2

Increase in cash and cash equivalents	107	317
Cash and cash equivalents at beginning of period	286	146

Cash and cash equivalents at end of period	$393	$463

See Notes to the Consolidated Financial Statements.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Preparation

The accompanying consolidated financial statements are unaudited and have been prepared from the books and records of Lyondell Chemical Company (“Lyondell”) in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2002 included in the Lyondell 2002 Annual Report on Form 10-K. Certain amounts from prior periods have been reclassified to conform to the current period presentation.

2. Accounting Changes

Early Extinguishment of Debt—Beginning January 1, 2003, Lyondell adopted Statement of Financial Accounting Standards (“SFAS”) No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The primary impact of SFAS No. 145 on Lyondell is the classification of gains or losses that result from the early extinguishment of debt as an element of income before extraordinary items. Previously, such gains and losses were classified as extraordinary items. The Consolidated Statements of Income reflect this change for all periods presented.

Employee Stock Options—To better reflect the full cost of employee compensation, Lyondell adopted the “fair value” method of accounting for employee stock options, the preferred method as defined by SFAS No. 123, Accounting for Stock-Based Compensation, in the first quarter of 2003. Lyondell is using the prospective transition method, one of three alternatives under SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, for a voluntary change to the fair value method. Under the prospective transition method, an estimate of the fair value of options granted to employees during 2003 and thereafter is charged to earnings over the related vesting periods. This change resulted in an after-tax charge of approximately $2 million for the nine-month period ended September 30, 2003.

Prior to 2003, Lyondell accounted for employee stock options under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation cost was recognized in connection with stock options granted prior to 2003 under Lyondell’s plans. The pro forma effect on net income and earnings per share of measuring compensation expense for such grants in the manner prescribed in SFAS No. 123 is summarized in the table below:

	For the three months ended September 30,		For the nine months ended September 30,
Millions of dollars, except per share data	2003	2002	2003	2002
Reported net loss	$(44)	$(2)	$(225)	$(55)
Add stock-based compensation expense included in net income, net of tax	1	—	2	—
Deduct stock-based compensation expense using fair value method for all awards, net of tax	(2)	(2)	(6)	(6)

Pro forma net loss	$(45)	$(4)	$(229)	$(61)

Basic and diluted loss per share:
Reported	$(0.27)	$(0.02)	$(1.40)	$(0.44)
Pro forma	$(0.28)	$(0.03)	$(1.42)	$(0.49)

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Financial Instruments—Effective July 1, 2003, Lyondell adopted SFAS No. 150 – Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The statement established standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that certain financial instruments be classified as liabilities or, in some circumstances, as assets. Lyondell’s adoption of the provisions of SFAS No. 150 had no material impact on its consolidated financial statements.

Variable Interest Entities—In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, which addresses certain situations in which a company should include in its financial statements the assets, liabilities and activities of another entity. FIN 46 applies immediately to entities created after January 31, 2003. In October 2003, the FASB issued a Staff Position deferring the effective date for other variable interest entities to December 31, 2003. In May 2003, Lyondell purchased a butanediol (“BDO”) plant in The Netherlands known as BDO-2 (see Notes 7 and 8), which Lyondell previously leased under an arrangement to which FIN 46 would have applied. Lyondell’s application of FIN 46, as of December 31, 2003, is not expected to have a material impact on its consolidated financial statements.

3. Equity Interest in Equistar Chemicals, LP

Lyondell’s operations in the petrochemicals and polymers segments are conducted through its joint venture ownership interest in Equistar Chemicals, LP (“Equistar”). Prior to August 22, 2002, Lyondell had a 41% interest in Equistar, while Millennium Chemicals Inc. and subsidiaries (“Millennium”) and Occidental Petroleum Corporation and subsidiaries (“Occidental”) each had a 29.5% interest. On August 22, 2002, Lyondell acquired Occidental’s 29.5% interest in Equistar. Following the acquisition, Lyondell has a 70.5% interest in Equistar.

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

Summarized financial information for Equistar follows:

Millions of dollars	September 30, 2003	December 31, 2002
BALANCE SHEETS
Total current assets	$1,196	$1,126
Property, plant and equipment, net	3,346	3,565
Investments and other assets, net	403	361

Total assets	$4,945	$5,052

Current maturities of long-term debt	$2	$32
Other current liabilities	623	682
Long-term debt	2,252	2,196
Other liabilities and deferred revenues	382	221
Partners’ capital	1,686	1,921

Total liabilities and partners’ capital	$4,945	$5,052

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	For the three months ended September 30,		For the nine months ended September 30,
Millions of dollars	2003	2002	2003	2002
STATEMENTS OF INCOME
Sales and other operating revenues	$1,642	$1,508	$4,880	$4,106
Cost of sales	1,561	1,386	4,754	3,938
Selling, general and administrative expenses	47	41	131	122
Research and development expense	10	10	29	28
Losses on asset dispositions	12	—	26	—

Operating income (loss)	12	71	(60)	18
Interest expense, net	(51)	(51)	(153)	(153)
Other income (expense), net	(1)	2	(22)	3

Income (loss) before cumulative effect of accounting change	(40)	22	(235)	(132)
Cumulative effect of accounting change	—	—	—	(1,053)

Net income (loss)	$(40)	$22	$(235)	$(1,185)

SELECTED ADDITIONAL INFORMATION
Depreciation and amortization			$230	$221
Expenditures for property, plant and equipment			62	43

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

Lyondell’s income (loss) from its equity investment in Equistar consists of Lyondell’s share of Equistar’s loss and accretion of the remaining difference between Lyondell’s underlying equity in Equistar’s net assets and its investment in Equistar. At September 30, 2003, Lyondell’s underlying equity in Equistar’s net assets exceeded its investment in Equistar by approximately $167 million. This difference is being recognized in income over the next 15 years.

4. Equity Interest in LYONDELL-CITGO Refining LP

Lyondell’s refining operations are conducted through its joint venture ownership interest in LYONDELL-CITGO Refining LP (“LCR”). Lyondell has a 58.75% interest in LCR, while CITGO Petroleum Corporation (“CITGO”) has a 41.25% interest. The partners jointly control certain key management decisions of LCR, including approval of the strategic plan, capital expenditures and annual budget, issuance of debt and the appointment of executive management of the partnership. Accordingly, Lyondell accounts for its investment in LCR using the equity method of accounting. As a partnership, LCR is not subject to federal income taxes.

Lyondell’s investment in and receivable from LCR consisted of the following:

Millions of dollars	September 30, 2003	December 31, 2002
Investment in LCR	$(14)	$68
Receivable from LCR	229	229

Investment in and receivable from LCR	$215	$297

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Summarized financial information for LCR follows:

Millions of dollars	September 30, 2003	December 31, 2002
BALANCE SHEETS
Total current assets	$243	$357
Property, plant and equipment, net	1,253	1,312
Other assets	79	88

Total assets	$1,575	$1,757

Current maturities of long-term debt	$450	$—
Other current liabilities	323	514
Long-term debt	—	450
Loans payable to partners	264	264
Other liabilities	115	126
Partners’ capital	423	403

Total liabilities and partners’ capital	$1,575	$1,757

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
STATEMENTS OF INCOME
Sales and other operating revenues	$1,030	$891	$3,118	$2,436
Cost of sales	939	820	2,894	2,220
Selling, general and administrative expenses	14	13	42	39

Operating income	77	58	182	177
Interest expense, net	(8)	(8)	(27)	(23)

Net income	$69	$50	$155	$154

SELECTED ADDITIONAL INFORMATION
Depreciation and amortization			$85	$87
Expenditures for property, plant and equipment			36	53

Lyondell’s income from its equity investment in LCR consists of Lyondell’s share of LCR’s net income and accretion of the difference between Lyondell’s underlying equity in LCR’s net assets and its investment in LCR. At September 30, 2003, Lyondell’s underlying equity in LCR’s net assets exceeded its investment in LCR by approximately $267 million. This difference is being recognized in income over the next 25 years.

LCR maintains a $450 million bank term loan facility and a $70 million working capital revolving credit facility, both of which mature in June 2004. The $70 million revolving credit facility was undrawn at September 30, 2003. Amounts available under the revolving credit facility are reduced to the extent of outstanding letters of credit provided under the credit facility, which totaled $13 million as of September 30, 2003. The amount outstanding under the term loan facility at September 30, 2003 is classified as current maturities of long-term debt.

Loans payable to partners at September 30, 2003 included $229 million payable to Lyondell and $35 million payable to CITGO. These loans mature in December 2004. In the second quarter 2003, Lyondell and CITGO contributed additional capital to LCR by converting $10 million and $7 million, respectively, of accrued interest on these loans to LCR partners’ capital.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

5. Accounts Receivable

Under the terms of a December 2001 receivables sales agreement, Lyondell sells, without recourse, designated accounts receivable, up to a maximum of $85 million. The agreement is subject to Lyondell maintaining its current debt ratings. The balances of accounts receivable sold under this arrangement were $67 million as of September 30, 2003 and $65 million as of December 31, 2002.

6. Inventories

Inventories consisted of the following components:

Millions of dollars	September 30, 2003	December 31, 2002
Finished goods	$271	$271
Work-in-process	6	7
Raw materials	30	29
Materials and supplies	35	37

Total inventories	$342	$344

7. Property, Plant and Equipment, Net

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows:

Millions of dollars	September 30, 2003	December 31, 2002
Land	$11	$11
Manufacturing facilities and equipment	3,314	2,959
Construction in progress	31	30

Total property, plant and equipment	3,356	3,000
Less accumulated depreciation	788	631

Property, plant and equipment, net	$2,568	$2,369

As part of a refinancing during May 2003, Lyondell exercised its option under the terms of the BDO-2 lease to purchase the BDO production facility in The Netherlands for $218 million. See also Note 8.

Depreciation and amortization of asset costs is summarized as follows:

	For the three months ended September 30,		For the nine months ended September 30,
Millions of dollars	2003	2002	2003	2002
Property, plant and equipment	$50	$35	$133	$98
MTBE contract	—	8	—	25
Investment in PO joint venture	9	8	24	23
Turnaround costs	3	3	10	11
Software costs	2	2	7	7
Other	2	6	10	13

Total depreciation and amortization	$66	$62	$184	$177

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The increase in depreciation from the 2002 periods to the 2003 periods for property, plant and equipment was due to a reduction in the estimated remaining useful lives of certain production units and the currency translation effects of a stronger euro.

In addition to the depreciation and amortization shown above, amortization of debt issuance costs of $4 million for each of the three-month periods ended September 30, 2003 and 2002 and $14 million and $12 million for the nine-month periods ended September 30, 2003 and 2002, respectively, is included in interest expense in the Consolidated Statements of Income.

8. Long-Term Debt

Long-term debt consisted of the following:

Millions of dollars	September 30, 2003	December 31, 2002
Bank credit facility:
Revolving credit facility	$—	$—
Term Loan E due 2006	—	103
Other debt obligations:
Senior Secured Notes, Series A due 2007, 9.625%	900	900
Senior Secured Notes, Series B due 2007, 9.875%	1,000	1,000
Senior Secured Notes due 2008, 9.5%	393	393
Senior Secured Notes due 2008, 9.5%	331	330
Senior Secured Notes due 2012, 11.125%	276	276
Senior Secured Notes due 2013, 10.5%	325	—
Senior Subordinated Notes due 2009, 10.875%	500	500
Debentures due 2005, 9.375%	100	100
Debentures due 2010, 10.25%	100	100
Debentures due 2020, 9.8%	224	224
Other	2	1

Total	4,151	3,927
Less current maturities	—	1

Long-term debt	$4,151	$3,926

In May 2003, Lyondell issued $325 million of 10.5% senior secured notes due in 2013. The proceeds, net of related fees, were used to prepay the $103 million outstanding under Term Loan E and to purchase the leased BDO-2 facility. The related lease was terminated. Upon application of FIN 46, the BDO-2 lease arrangement would have resulted in a similar increase in total debt. See Notes 2 and 7.

In March 2003, Lyondell obtained amendments to its credit facility to provide additional financial flexibility by easing certain financial ratio requirements. Beginning in 2004, the financial ratio requirements under the facility become increasingly restrictive over time.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

9. Commitments and Contingencies

Capital Commitments—Lyondell has various commitments related to capital expenditures, all made in the normal course of business. At September 30, 2003, major capital commitments primarily consisted of Lyondell’s 50% share of those related to the construction of a world-scale propylene oxide (“PO”) facility, known as PO-11, in The Netherlands, which is expected to begin production in the fourth quarter of 2003. Lyondell’s share of the outstanding commitments relating to PO-11, which will be funded through contributions and advances to affiliates, totaled approximately $35 million as of September 30, 2003.

Crude Supply Agreement—Under a crude supply agreement (“CSA”), PDVSA Petróleo, S.A. (“PDVSA Oil”) is required to sell, and LCR is required to purchase, 230,000 barrels per day of extra heavy crude oil, which constitutes approximately 86% of LCR’s refining capacity of 268,000 barrels per day of crude oil. Since April 1998, PDVSA Oil has, from time to time, declared itself in a force majeure situation and subsequently reduced deliveries of crude oil. Such reductions in deliveries were purportedly based on announced OPEC production cuts. At the time of delivery reduction notifications, PDVSA Oil informed LCR that the Venezuelan government, through the Ministry of Energy and Mines, had instructed that production of certain grades of crude oil be reduced. In certain circumstances, PDVSA Oil made payments to LCR under a different provision of the CSA in partial compensation for such reductions.

In January 2002, PDVSA Oil again declared itself in a force majeure situation and stated that crude oil deliveries could be reduced by up to 20.3% beginning March 1, 2002. Beginning in March 2002, deliveries of crude oil to LCR were reduced. Although deliveries increased to contract levels of 230,000 barrels per day during the third quarter 2002, PDVSA Oil did not revoke its January 2002 force majeure declaration during 2002. A national strike in Venezuela began in early December 2002 and disrupted deliveries of crude oil to LCR under the CSA. PDVSA Oil again declared a force majeure and reduced deliveries of crude oil to LCR. In March 2003, PDVSA Oil notified LCR that the force majeure had been lifted with respect to CSA crude oil.

LCR has consistently contested the validity of the reductions in deliveries by PDVSA Oil and Petróleos de Venezuela, S.A. (“PDVSA”) under the CSA. The parties have different interpretations of the provisions of the contracts concerning the delivery of crude oil. The contracts do not contain dispute resolution procedures, and the parties have been unable to resolve their commercial dispute. As a result, in February 2002, LCR filed a lawsuit against PDVSA and PDVSA Oil in connection with the force majeure declarations, which LCR is continuing to litigate.

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

Indemnification Arrangements Relating to Equistar—Lyondell, Millennium and Occidental have each agreed to provide certain indemnifications to Equistar with respect to the petrochemicals and polymers businesses they each contributed. In addition, Equistar agreed to assume third party claims that are related to certain contingent liabilities arising prior to the contribution transactions that are asserted prior to December 1, 2004 as to Lyondell and Millennium, and May 15, 2005 as to Occidental, to the extent the aggregate thereof does not exceed $7 million for each entity, subject to certain terms of the respective asset contribution agreements. As of September 30, 2003,

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Equistar had incurred approximately $7 million with respect to the indemnification basket for the business contributed by Lyondell. Lyondell, Millennium and Occidental each remain liable under these indemnification arrangements to the same extent as they were before Lyondell’s acquisition of Occidental’s interest in Equistar.

Environmental Remediation—As of September 30, 2003, Lyondell’s environmental liability for future remediation costs at its plant sites and a limited number of Superfund sites totaled $17 million. The liabilities range from less than $1 million to $4 million per site and are expected to be incurred primarily over the next ten years. In the opinion of management, there is currently no material estimable range of possible loss in excess of the liabilities recorded for environmental remediation. However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in investigations by regulatory agencies, could require Lyondell to reassess its potential exposure related to environmental matters.

Clean Air Act—The eight-county Houston/Galveston region has been designated a severe non-attainment area for ozone by the U.S. Environmental Protection Agency (“EPA”). Emission reduction controls for nitrogen oxides (“NOx”) must be installed at LCR’s refinery and each of Lyondell’s two facilities and Equistar’s six facilities in the Houston/Galveston region during the next several years. Recently adopted revisions by the regulatory agencies changed the required NOx reduction levels from 90% to 80%. Compliance with the previously proposed 90% reduction standards would have resulted in increased aggregate capital investment, estimated at between $400 million and $500 million, for Lyondell, Equistar and LCR before the 2007 deadline, as well as higher annual operating costs at Equistar. Under the revised 80% standard, Lyondell estimates that the incremental capital expenditures would decrease to between $250 million and $300 million for Lyondell, Equistar and LCR, collectively. However, the savings from this revision could be offset by the costs of stricter proposed controls over highly reactive, volatile organic compounds, or HRVOCs. Lyondell, Equistar and LCR are still assessing the impact of the proposed HRVOC revisions and there can be no guarantee as to the ultimate cost of implementing any final plan developed to ensure ozone attainment by the 2007 deadline.

The following table summarizes the ranges of projected capital expenditures for Lyondell and its joint ventures to comply with the 80% NOx emission reduction requirements:

Millions of dollars	Ranges of Estimates
NOx capital expenditures – 100% basis:
Lyondell	$35 - 45
Equistar	165 - 200
LCR	50 - 55

Total NOx capital expenditures	$250 - 300

NOx capital expenditures – Lyondell proportionate share:
Lyondell – 100%	$35 - 45
Equistar – 70.5%	115 - 140
LCR – 58.75%	30 - 35

Total Lyondell proportionate share of NOx capital expenditures	$180 - 220

Of these amounts, Lyondell’s proportionate share of spending through September 30, 2003 totaled $46 million. The timing and amount of future expenditures are subject to regulatory and other uncertainties, as well as obtaining the necessary permits and approvals.

The Clean Air Act Amendments of 1990 set minimum levels for oxygenates, such as methyl tertiary butyl ether (“MTBE”), in gasoline sold in areas not meeting specified air quality standards. However, the presence of MTBE in some water supplies in California and other states due to gasoline leaking from underground storage tanks and in surface water from recreational water craft has led to public concern about the use of MTBE. Certain U.S. federal and state governmental initiatives have sought either to rescind the oxygen requirement for reformulated gasoline or

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

to restrict or ban the use of MTBE. During 2003, the U.S. House of Representatives and the U.S. Senate each passed new versions of an omnibus energy bill. The Senate version of the new energy bill would ban the use of MTBE as a fuel additive in gasoline sold in the United States and the U.S. House of Representatives version would not ban the use of MTBE. The two new energy bills are not law and are being reconciled through the conference process. At this time, the final form and timing of that reconciliation is uncertain. Lyondell’s North American MTBE sales represented approximately 26% of its total 2002 revenues and 17% of its revenues for the first nine months of 2003.

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

At this time, Lyondell cannot predict the full impact that these initiatives will have on MTBE margins or volumes longer term. However, in 2003 several major oil companies have substantially reduced or discontinued the use of MTBE in gasoline produced for California markets. Lyondell estimates that the 2002 California-market MTBE volumes of these companies represented approximately 21% of U.S. MTBE industry demand and 13% of worldwide MTBE industry demand. Lyondell intends to continue marketing MTBE in the U.S. However, should it become necessary or desirable to significantly reduce MTBE production, Lyondell would need to make capital expenditures to add the flexibility to produce alternative gasoline blending components, such as iso-octane, iso-octene or ethyl tertiary butyl ether (“ETBE”), at its U.S.-based MTBE plant. Under the more expensive iso-octane alternative, the current estimated costs for converting Lyondell’s U.S.-based MTBE plant to iso-octane production range from $65 million to $75 million. Alternatively, Lyondell’s U.S.-based MTBE plant could be converted to ETBE production with minimal capital expenditure. Lyondell is pursuing ETBE viability through legislative efforts. One key hurdle is equal access to the federal subsidy provided for ethanol blended into gasoline for the ethanol component of ETBE. Lyondell has not made any capital commitments regarding any of these alternatives at this time, and any ultimate decision will depend upon further regulatory and market developments. The profit contribution related to alternative gasoline blending components is likely to be lower than that historically realized on MTBE.

The Clean Air Act also specified certain emissions standards for vehicles and, in 1998, the EPA concluded that additional controls on gasoline and diesel fuel were necessary. New standards for gasoline were finalized in 1999 and will require refiners to produce a low sulfur gasoline by 2004, with final compliance by 2006. A new “on-road” diesel standard was adopted in January 2001 and will require refiners of on-road diesel fuel to produce 80% as ultra low sulfur diesel (“ULSD”) by June 2006 and 100% by the end of 2009, with less stringent standards for “off road” diesel fuel. These gasoline and diesel fuel standards will result in increased capital investment for LCR.

In the first quarter 2003, LCR developed an alternative approach to complying with the low sulfur gasoline standard that will lead to a reduction in overall estimated capital expenditures for the project. As a result, LCR recognized impairment of value of $25 million of costs incurred to date for the project. The revised estimated spending for the new gasoline standards, excluding the $25 million charge, totaled between $100 million to $180 million. Also, as a result of LCR’s ability to retrofit current production units, the original estimate of between $250 million to $300 million for the new diesel standards has been significantly reduced. The revised estimated cost for the new diesel standards is not expected to exceed $100 million, and could be significantly lower, depending on the implementation strategy for producing and marketing ULSD and “off road” diesel. LCR has spent approximately $21 million, excluding the $25 million charge, as of September 30, 2003 for both the gasoline and diesel fuel standards projects. Lyondell’s 58.75% share of these incremental capital expenditures for these projects is not expected to exceed $165 million. In addition, these standards could result in higher operating costs for LCR. Equistar’s business may also be impacted if these standards increase the cost for processing fuel components.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

General—Lyondell is involved in various lawsuits and proceedings. Subject to the uncertainty inherent in all litigation, management believes the resolution of these proceedings will not have a material effect on the financial position, liquidity or results of operations of Lyondell.

In the opinion of management, any liability arising from the matters discussed in this note is not expected to have a material adverse effect on the financial position or liquidity of Lyondell. However, the adverse resolution in any reporting period of one or more of these matters discussed in this note could have a material impact on Lyondell’s results of operations for that period, which may be mitigated by contribution or indemnification obligations of others, or by any insurance coverage that may be available.

10. Per Share Data

Basic loss per share for the periods presented is computed based upon the weighted average number of shares of original common stock and Series B common stock outstanding during the periods. Diluted earnings per share also include the effect of stock options issued under the 1999 Long-Term Incentive Plan and the Executive Long-Term Incentive Plan as well as outstanding warrants. These stock options and warrants were antidilutive for all periods presented.

During 2003, Lyondell elected to pay the regular quarterly dividend of $0.225 per share on each share of outstanding Series B common stock in kind in the form of additional shares of Series B common stock, or a total of 1,742,748 shares of Series B common stock, in lieu of dividend payments in cash of $24 million.

Loss per share data and dividends declared per share of common stock were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002

Basic and diluted weighted average shares, in thousands	161,574	140,258	161,009	125,212

Basic and diluted loss per share	$(0.27)	$(0.02)	$(1.40)	$(0.44)

Dividends declared per share of common stock	$0.225	$0.225	$0.675	$0.675

11. Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
Millions of dollars	2003	2002	2003	2002
Net loss	$(44)	$(2)	$(225)	$(55)

Other comprehensive income (loss):
Foreign currency translation gain (loss)	22	(5)	141	118
Net gains on derivative instruments	—	—	—	1
Minimum pension liability adjustment	—	—	—	4

Total other comprehensive income (loss)	22	(5)	141	123

Comprehensive income (loss)	$(22)	$(7)	$(84)	$68

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

12. Segment and Related Information

Lyondell operates in four reportable segments:

•	Intermediate chemicals and derivatives (“IC&D”), including PO, propylene glycol, propylene glycol ethers, BDO, toluene diisocyanate, styrene monomer, and tertiary butyl alcohol and its derivative, MTBE;

•	Petrochemicals, including ethylene, ethylene glycol, ethylene oxide and derivatives, propylene, butadiene and aromatics;

•	Polymers, primarily polyethylene; and

•	Refining of crude oil.

Lyondell’s entire $1.1 billion balance of goodwill is allocated to the IC&D segment.

Summarized financial information concerning reportable segments is shown in the following table:

Millions of dollars	IC&D	Petrochemicals	Polymers	Refining	Other	Total
For the three months ended September 30, 2003:
Sales and other operating revenues	$954	$—	$—	$—	$—	$954
Operating income	20	—	—	—	—	20
Interest expense	—	—	—	—	(107)	(107)
Interest income	—	—	—	—	1	1
Other income, net	—	—	—	—	2	2
Income (loss) from equity investments	(4)	46	(14)	43	(58)	13
Loss before income taxes						(71)

For the three months ended September 30, 2002:
Sales and other operating revenues	$855	$—	$—	$—	$—	$855
Operating income	59	—	—	—	—	59
Interest expense	—	—	—	—	(98)	(98)
Interest income	—	—	—	—	3	3
Other expense, net	—	—	—	—	(16)	(16)
Income (loss) from equity investments	1	46	5	32	(40)	44
Loss before income taxes						(8)

For the nine months ended September 30, 2003:
Sales and other operating revenues	$2,856	$—	$—	$—	$—	$2,856
Operating loss	(4)	—	—	—	—	(4)
Interest expense	—	—	—	—	(309)	(309)
Interest income	—	—	—	—	21	21
Other income, net	—	—	—	—	15	15
Income (loss) from equity investments	(10)	84	(57)	99	(185)	(69)
Loss before income taxes						(346)

For the nine months ended September 30, 2002:
Sales and other operating revenues	$2,372	$—	$—	$—	$—	$2,372
Operating income	162	—	—	—	—	162
Interest expense	—	—	—	—	(285)	(285)
Interest income	—	—	—	—	8	8
Other expense, net	—	—	—	—	(19)	(19)
Income (loss) from equity investments	1	68	(13)	98	(99)	55
Loss before income taxes						(79)

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table presents the details of “Income (loss) from equity investments” as presented above in the “Other” column for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
Millions of dollars	2003	2002	2003	2002
Equistar items not allocated to segments:
Principally general and administrative expenses and interest expense, net	$(58)	$(40)	$(185)	$(94)
Other	—	—	—	(5)
Total	$(58)	$(40)	$(185)	$(99)

13. Subsequent Event

In October 2003, Lyondell sold 13.8 million shares of common stock, including 2.7 million shares purchased by Occidental. The net proceeds of approximately $171 million will be used to enhance liquidity and for general corporate purposes.

14. Supplemental Guarantor Information

ARCO Chemical Technology Inc. (“ACTI”), ARCO Chemical Technology L.P. (“ACTLP”) and Lyondell Chemical Nederland, Ltd. (“LCNL”) are guarantors, jointly and severally, (collectively “Guarantors”) of the 9.625% Series A Senior Secured Notes due 2007, 9.875% Series B Senior Secured Notes due 2007, 9.5% Senior Secured Notes due 2008, 10.875% Senior Subordinated Notes due 2009, 11.125% Senior Secured Notes due 2012 and 10.5% Senior Secured Notes due 2013 (see Note 8). LCNL, a Delaware corporation, is a wholly owned subsidiary of Lyondell, which owns a Dutch subsidiary that operates chemical production facilities near Rotterdam, The Netherlands. ACTI is a Delaware corporation, which holds the investment in ACTLP. ACTLP is a Delaware limited partnership, which holds and licenses technology to other Lyondell affiliates and to third parties. Separate financial statements of the Guarantors are not considered to be material to the holders of the senior subordinated notes and senior secured notes. The following condensed consolidating financial information present supplemental information for the Guarantors as of September 30, 2003 and December 31, 2002 and for the three-month and nine-month periods ended September 30, 2003 and 2002.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION (UNAUDITED)

BALANCE SHEET

As of September 30, 2003

Millions of dollars	Lyondell	Guarantors	Non- Guarantors	Eliminations	Consolidated Lyondell
Total current assets	$625	$197	$400	$—	$1,222
Property, plant and equipment, net	827	825	916	—	2,568
Investments and long-term receivables	6,691	592	1,904	(7,036)	2,151
Goodwill, net	733	178	226	—	1,137
Other assets	281	77	50	—	408

Total assets	$9,157	$1,869	$3,496	$(7,036)	$7,486

Current maturities of long-term debt	$—	$—	$—	$—	$—
Other current liabilities	436	105	144	—	685
Long-term debt	4,149	—	2	—	4,151
Other liabilities	611	40	44	—	695
Deferred income taxes	521	183	83	—	787
Intercompany liabilities (assets)	2,423	(558)	(1,865)	—	—
Minority interest	—	—	151	—	151
Stockholders’ equity	1,017	2,099	4,937	(7,036)	1,017

Total liabilities and stockholders’ equity	$9,157	$1,869	$3,496	$(7,036)	$7,486

BALANCE SHEET As of December 31, 2002
Millions of dollars	Lyondell	Guarantors	Non- Guarantors	Eliminations	Consolidated Lyondell
Total current assets	$674	$173	$324	$—	$1,171
Property, plant and equipment, net	872	581	916	—	2,369
Investments and long-term receivables	7,043	504	2,196	(7,394)	2,349
Goodwill, net	745	145	240	—	1,130
Other assets	313	83	33	—	429
Total assets	$9,647	$1,486	$3,709	$(7,394)	$7,448

Current maturities of long-term debt	$1	$—	$—	$—	$1
Other current liabilities	431	90	102	—	623
Long-term debt	3,924	—	2	—	3,926
Other liabilities	602	48	23	—	673
Deferred income taxes	637	172	72	—	881
Intercompany liabilities (assets)	2,873	(1,223)	(1,650)	—	—
Minority interest	—	—	165	—	165
Stockholders’ equity	1,179	2,399	4,995	(7,394)	1,179

Total liabilities and stockholders’ equity	$9,647	$1,486	$3,709	$(7,394)	$7,448

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION (UNAUDITED)—(Continued)

STATEMENT OF INCOME

For the Three Months Ended September 30, 2003

Millions of dollars	Lyondell	Guarantors	Non- Guarantors	Eliminations	Consolidated Lyondell
Sales and other operating revenues	$575	$271	$551	$(443)	$954
Cost of sales	599	255	480	(443)	891
Selling, general and administrative expenses	16	6	12	—	34
Research and development expense	9	—	—	—	9

Operating income (loss)	(49)	10	59	—	20
Interest income (expense), net	(112)	5	1	—	(106)
Other income (expense), net	(10)	3	9	—	2
Income (loss) from equity investments	76	(4)	17	(76)	13
Intercompany income (expense)	26	2	17	(45)	—
(Benefit from) provision for income taxes	(26)	6	37	(44)	(27)

Net income (loss)	$(43)	$10	$66	$(77)	$(44)

STATEMENT OF INCOME For the Three Months Ended September 30, 2002
Millions of dollars	Lyondell	Guarantors	Non- Guarantors	Eliminations	Consolidated Lyondell
Sales and other operating revenues	$559	$208	$510	$(422)	$855
Cost of sales	578	187	406	(422)	749
Selling, general and administrative expenses	22	5	13	—	40
Research and development expense	7	—	—	—	7

Operating income (loss)	(48)	16	91	—	59
Interest income (expense), net	(100)	4	1	—	(95)
Other income (expense), net	(24)	(1)	9	—	(16)
Income (loss) from equity investments	132	(1)	45	(132)	44
Intercompany income (expense)	(39)	13	26	—	—
(Benefit from) provision for income taxes	(28)	13	58	(49)	(6)

Net income (loss)	$(51)	$18	$114	$(83)	$(2)

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION (UNAUDITED)—(Continued)

STATEMENT OF INCOME

For the Nine Months Ended September 30, 2003

Millions of dollars	Lyondell	Guarantors	Non- Guarantors	Eliminations	Consolidated Lyondell
Sales and other operating revenues	$1,734	$796	$1,652	$(1,326)	$2,856
Cost of sales	1,802	750	1,487	(1,326)	2,713
Selling, general and administrative expenses	63	19	39	—	121
Research and development expense	26	—	—	—	26

Operating income (loss)	(157)	27	126	—	(4)
Interest income (expense), net	(307)	15	4	—	(288)
Other income (expense), net	(42)	6	51	—	15
Income (loss) from equity investments	152	(9)	(60)	(152)	(69)
Intercompany income (expense)	28	24	50	(102)	—
(Benefit from) provision for income taxes	(114)	22	60	(89)	(121)

Net income (loss)	$(212)	$41	$111	$(165)	$(225)

STATEMENT OF INCOME For the Nine Months Ended September 30, 2002
Millions of dollars	Lyondell	Guarantors	Non- Guarantors	Eliminations	Consolidated Lyondell
Sales and other operating revenues	$1,612	$583	$1,323	$(1,146)	$2,372
Cost of sales	1,637	523	1,048	(1,146)	2,062
Selling, general and administrative expenses	77	13	36	—	126
Research and development expense	22	—	—	—	22

Operating income (loss)	(124)	47	239	—	162
Interest income (expense), net	(289)	8	4	—	(277)
Other income (expense), net	(52)	18	15	—	(19)
Income (loss) from equity investments	350	(1)	56	(350)	55
Intercompany income (expense)	(68)	33	75	(40)	—
(Benefit from) provision for income taxes	(54)	31	113	(114)	(24)

Net income (loss)	$(129)	$74	$276	$(276)	$(55)

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION (UNAUDITED)—(Continued)

STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2003

Millions of dollars	Lyondell	Guarantors	Non- Guarantors	Eliminations	Consolidated Lyondell
Net income (loss)	$(212)	$41	$111	$(165)	$(225)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	58	39	87	—	184
Deferred income taxes	(118)	(8)	4	—	(122)
Gain on sale of equity interest	—	—	(18)	—	(18)
Net changes in working capital and other	185	301	(232)	63	317

Cash provided by (used in) operating activities	(87)	373	(48)	(102)	136

Expenditures for property, plant and equipment	(15)	(223)	(9)	—	(247)
Distributions from affiliates in excess of earnings	—	—	118	—	118
Contributions and advances to affiliates	—	(77)	(25)	—	(102)
Proceeds from sale of equity interest	—	—	28	—	28
Maturity of other short-term investments	44	—	—	—	44

Cash provided by (used in) investing activities	29	(300)	112	—	(159)

Issuance of long-term debt	318	—	—	—	318
Repayment of long-term debt	(103)	—	—	—	(103)
Dividends paid	(85)	—	(102)	102	(85)
Other	(3)	—	—	—	(3)

Cash provided by (used in) financing activities	127	—	(102)	102	127

Effect of exchange rate changes in cash	—	(79)	82	—	3

Increase (decrease) in cash and cash equivalents	$69	$(6)	$44	$—	$107

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION (UNAUDITED)—(Continued)

STATEMENT OF CASH FLOWS—(Continued)

For the Nine Months Ended September 30, 2002

Millions of dollars	Lyondell	Guarantors	Non- Guarantors	Eliminations	Consolidated Lyondell
Net income (loss)	$(129)	$74	$276	$(276)	$(55)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	82	30	65	—	177
Deferred income taxes	(13)	(3)	17	—	1
Net changes in working capital and other	322	(44)	(293)	236	221

Cash provided by (used in) operating activities	262	57	65	(40)	344

Expenditures for property, plant and equipment	(12)	(3)	(5)	—	(20)
Distributions from affiliates in excess of earnings	—	—	16	—	16
Contributions and advances to affiliates	—	(38)	(47)	—	(85)
Purchase of equity investment in Equistar	(440)	—	—	—	(440)
Other	(3)	—	—	—	(3)

Cash used in investing activities	(455)	(41)	(36)	—	(532)

Issuance of long-term debt	268	—	—	—	268
Repayment of long-term debt	(221)	—	—	—	(221)
Issuance of Series B common stock, warrants and right	440	—	—	—	440
Issuance of common stock	110	—	—	—	110
Dividends paid	(81)	(1)	(39)	40	(81)
Other	(13)	—	—	—	(13)

Cash provided by (used in) financing activities	503	(1)	(39)	40	503

Effect of exchange rate changes on cash	—	(6)	8	—	2

Increase (decrease) in cash and cash equivalents	$310	$9	$(2)	$—	$317

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with information contained in the Consolidated Financial Statements of Lyondell Chemical Company (“Lyondell”) and the notes thereto.

In addition to comparisons of current operating results with the same period in the prior year, Lyondell has included, as additional disclosure, certain “trailing quarter” comparisons of third quarter 2003 operating results to second quarter 2003 operating results. Lyondell’s and its joint ventures’ businesses are highly cyclical, in addition to experiencing some less significant seasonal effects. Trailing quarter comparisons may offer important insight into the current business direction of Lyondell.

References to industry benchmark prices or costs, including the weighted average cost of ethylene production, are generally to industry prices and costs reported by Chemical Marketing Associates, Incorporated (“CMAI”), except that crude oil and natural gas benchmark price references are to industry prices reported by Platts, a reporting service of The McGraw-Hill Companies.

Overview

In the first nine months of 2003, the chemical industry experienced high and volatile raw material and energy costs, weak demand and excess industry capacity. These factors combined to put downward pressure on industry product margins and sales volumes during 2003.

Raw material and energy costs have averaged significantly higher in 2003 than in the first nine months of 2002, reflecting rapid increases early in 2003. Benchmark crude oil and natural gas prices generally have been indicators of the level and direction of movement of raw material and energy costs for Lyondell and its joint venture, Equistar Chemicals, LP (“Equistar”). The following table shows the average benchmark prices for crude oil and natural gas for the applicable 2003 and 2002 periods, as well as benchmark sales prices for ethylene and propylene, which Equistar produces and sells. Propylene is also a key raw material for Lyondell’s intermediate chemicals and derivatives (“IC&D”) business segment. The benchmark weighted average cost of ethylene production is based on the estimated ratio of crude oil-based liquid raw materials and natural gas liquids (“NGLs”) used in U.S. ethylene production and is subject to revision by CMAI. See discussion of Equistar operating results below for additional details.

	Average Benchmark Price
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Crude oil – dollars per barrel	30.20	28.30	31.10	25.41
Natural gas – dollars per million BTUs	4.95	3.19	5.51	2.97
Weighted average cost of ethylene production – cents per pound	18.85	14.60	19.54	14.15
Ethylene – cents per pound	27.50	23.00	28.75	21.64
Propylene – cents per pound	19.33	19.83	21.83	17.83

In response to the higher raw material and energy costs, Lyondell and Equistar implemented significant sales price increases in the first nine months of 2003 for substantially all of their products. The magnitude of these price increases had a negative effect on product demand, primarily at Equistar, and contributed to Equistar experiencing lower sales volumes, particularly in the second quarter 2003. Although demand recovered during the third quarter 2003, Equistar’s sales volumes were lower in total for the first nine months of 2003 compared to the first nine months of 2002.

Significant events in the first nine months of 2003 included:

•	Lyondell’s issuance of $325 million of debt. Proceeds were used to purchase Lyondell’s leased butanediol (“BDO”) production facility, known as BDO-2, near Rotterdam, The Netherlands, in conjunction with terminating the lease, and to prepay $103 million of term loans. Lyondell recorded refinancing charges of $5 million pretax related to the term loans.

•	A restructuring of Lyondell’s Nihon Oxirane joint venture in Japan, including Lyondell’s sale of a 10% interest in the joint venture to its partner for $28 million, resulting in an $18 million pretax gain and reducing Lyondell’s remaining interest to 40%.

•	Equistar’s issuance of $450 million of debt. Proceeds were used to prepay $300 million of debt due in the first quarter 2004, $122 million of term loans and prepayment premiums of $17 million. Lyondell’s proportionate share of the $19 million of total refinancing charges was $13 million before tax.

•	Equistar’s receipt of $159 million in connection with a 15-year propylene supply arrangement, concurrent with the sale of a polypropylene production facility for $35 million, resulting in a $12 million loss on the sale. Lyondell’s proportionate share of the loss on the sale was $8 million before tax. Total cash proceeds to Equistar were $194 million.

•	LYONDELL-CITGO Refining LP’s (“LCR”) development of an alternative approach to complying with a low sulfur gasoline standard, leading to a reduction in estimated future capital expenditures. As a result, in the first quarter 2003, LCR recognized impairment of value of $25 million of costs incurred to date for the project. Lyondell’s proportionate share of this charge was $15 million before tax.

RESULTS OF OPERATIONS

Lyondell’s operating income relates to the IC&D business segment. Lyondell’s activities in the petrochemicals, polymers and refining business segments are conducted through its interests in Equistar and LCR. Lyondell accounts for its investments in Equistar and LCR using the equity method of accounting.

Effective May 1, 2002, Lyondell Methanol Company, L.P. (“LMC”) became wholly owned by Lyondell and the methanol results are included in the IC&D segment from that date. Through April 30, 2002, Lyondell’s methanol operations were conducted through its joint venture ownership interest in LMC, which was not a reportable segment. The effects of consolidating the LMC operations, which previously had been accounted for using the equity method, were not material.

Lyondell Chemical Company

Revenues and Operating Results—Lyondell’s revenues and operating results are reviewed below in the discussion of the IC&D segment.

Income (Loss) from Equity Investment in Equistar—Lyondell’s equity interest in Equistar’s loss in the third quarter 2003 was $26 million compared to income of $11 million in the third quarter 2002, and was $158 million in the first nine months of 2003 compared to a loss of $39 million in the first nine months of 2002. The respective declines of $37 million and $119 million were due to greater Equistar losses and an increase in Lyondell’s ownership percentage from 41% to 70.5% in August 2002. On a 100% basis, Equistar’s net loss was $40 million in the third quarter 2003 compared to net income of $22 million in the third quarter 2002, and was $235 million in the first nine months of 2003 compared to a net loss of $132 million before the cumulative effect of an accounting change in the first nine months of 2002. See discussion of Equistar operating results below.

Income from Equity Investment in LCR—Lyondell’s income from its equity investment in LCR was $43 million in the third quarter 2003 compared to $32 million in the third quarter 2002, and was $99 million in the first nine months of 2003 compared to $98 million in the first nine months of 2002. See discussion of LCR operating results below.

Interest Income—Interest income was $21 million in the first nine months of 2003 and $8 million in the first nine months of 2002. The first quarter 2003 included $15 million of interest income related to a settlement of income tax issues.

Other Income (Expense), net—Lyondell had net other income of $2 million in the third quarter 2003 compared to net other expense of $16 million in the third quarter 2002. The third quarter 2002 included a debt refinancing charge of $11 million related to the prepayment of $200 million of term loans, and foreign exchange losses.

Lyondell had net other income of $15 million in the first nine months of 2003 compared to net other expense of $19 million in the first nine months of 2002. The first nine months of 2003 included an $18 million gain on the sale of a 10% interest in the Nihon Oxirane joint venture based in Japan to Lyondell’s partner in the venture offset by a $5 million refinancing charge related to prepayment of $103 million of term loans. See “Intermediate Chemicals and Derivatives Segment—Overview” below.

Income Tax—The annual effective tax rate for 2003 is estimated to be 35% compared to 30% estimated in the first nine months of 2002. Both rates reflected a tax benefit from domestic operating losses expected for the year. The lower 2002 rate reflected a lower expected loss for 2002 and a higher proportionate effect of taxes on foreign income.

Net Loss—The third quarter 2003 net loss of $44 million increased from a net loss of $2 million in the third quarter 2002. The $42 million increase in the net loss was primarily attributable to reduced profitability of the IC&D segment and higher equity losses from Lyondell’s investment in Equistar. In the third quarter 2003, the IC&D segment was negatively affected by lower toluene diisocyanate (“TDI”) margins and the impact of the expiration of a favorable methyl tertiary butyl ether (“MTBE”) contract at the end of 2002. Equistar’s operating results were primarily affected by lower product margins in the third quarter 2003 compared to the third quarter 2002.

The net loss for the first nine months of 2003 of $225 million increased from a net loss of $55 million in the first nine months of 2002. The $170 million increase also was primarily attributable to reduced profitability of the IC&D segment and higher equity losses from Lyondell’s investment in Equistar. In the first nine months of 2003, the IC&D segment was primarily affected by lower MTBE profitability, while Equistar was primarily affected by lower sales volumes. See discussions of IC&D segment and Equistar operating results below.

Third Quarter 2003 versus Second Quarter 2003

For the third quarter 2003, Lyondell reported a net loss of $44 million compared to a second quarter 2003 net loss of $68 million, an improvement of $24 million. The improvement primarily reflected higher margins and sales volumes for propylene oxide (“PO”) and its derivatives together with higher MTBE margins in the IC&D segment. Operating results at Equistar and LCR improved moderately.

Intermediate Chemicals and Derivatives Segment

Overview—The IC&D segment produces and markets PO, PO derivatives, TDI, styrene monomer (“styrene”) and MTBE, the principal derivative of tertiary butyl alcohol (“TBA”).

Several major oil companies have substantially reduced or discontinued the use of MTBE in gasoline produced for California markets in 2003. Lyondell believes that this created a supply/demand imbalance with the result that market MTBE margins were significantly lower in the first half of 2003 compared to the first half of 2002. While third quarter 2003 MTBE margins improved compared to the third quarter 2002, nonetheless, market MTBE margins averaged lower in the first nine months of 2003 than in the first nine months of 2002. In addition, a favorable MTBE sales contract expired at the end of 2002, contributing to lower MTBE margins in the first nine months of 2003 compared to the first nine months of 2002. MTBE industry capacity was reduced during the first nine months of 2003 as a result of the shutdown of some higher-cost MTBE production facilities by other producers, relieving some of the oversupply.

The benchmark cost of propylene, a key raw material, decreased during the third quarter 2003, and averaged 3% lower in the U.S. and 13% lower in Europe than in the third quarter 2002. However, the cost of propylene, consistent with other raw material costs, had escalated during the first half of 2003 and averaged 22% higher in the U.S. and 14% higher in Europe in the first nine months of 2003 than in the first nine months of 2002. The IC&D segment also experienced higher energy costs due to significant increases in natural gas prices compared to the first nine months of 2002. In response to the higher raw material and energy costs, Lyondell implemented substantial sales price increases for products in the IC&D segment in 2003.

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

The following table sets forth volumes, including processing volumes and purchases for resale, included in sales and other operating revenues for the IC&D segment. The purchases for resale, principally styrene, will be substantially replaced by production volumes as the new PO/styrene facility in the Netherlands, known as PO-11, starts up in the fourth quarter 2003.

	For the three months ended September 30,		For the nine months ended September 30,
Volumes, in millions (a)	2003	2002	2003	2002
PO, PO derivatives and TDI (pounds)	816	767	2,459	2,284
Co-products:
Styrene (pounds)	865	783	2,514	2,433
MTBE and other TBA derivatives (gallons)	292	311	871	906

Millions of dollars (a)
Sales and other operating revenues	$954	$855	$2,856	$2,372
Operating income (loss)	20	59	(4)	162

(a)	The ownership interest of Bayer AG and Bayer Corporation (collectively “Bayer”) in the U.S. PO joint venture with Lyondell represents ownership of an in-kind portion of the PO production of the U.S. PO joint venture. Bayer is entitled to approximately 1.5 billion pounds annually of the PO production from the U.S. PO joint venture. Bayer’s PO volumes are not included in reported sales and are excluded from the table above.

Revenues—Revenues of $954 million in the third quarter 2003 increased 12% from $855 million in the third quarter 2002 primarily due to higher sales prices. Higher sales volumes for PO and derivatives and styrene were offset by lower MTBE volumes. The higher sales prices in the third quarter 2003, to a large extent, were in response to significantly higher raw material and energy costs during 2003. Sales volumes for PO and derivatives increased 6% on higher demand. Styrene volumes increased 10% primarily on higher U.S. exports to Asia, which recovered from weak styrene demand in the second quarter 2003. Sales volumes for MTBE and other TBA derivatives decreased 6% on lower MTBE demand.

Revenues of $2.9 billion in the first nine months of 2003 increased 20% from $2.4 billion in the first nine months of 2002 due primarily to higher sales prices. Sales volumes for PO and derivatives increased by 8%, reflecting higher merchant PO sales and higher sales of PO derivatives, including PG, deicers and BDO, in the first nine months of 2003.

Operating Income (Loss)—The IC&D segment had operating income of $20 million in the third quarter 2003 compared to operating income of $59 million in the third quarter 2002. The $39 million decrease primarily reflected weaker operating results for MTBE and TDI, which were only partly offset by improved operating results in PO and derivatives. The weaker MTBE operating results reflected the expiration of a favorable MTBE contract at the end of 2002, lower sales volumes, and higher U.S. natural gas costs, which were partially offset by higher margins in the merchant MTBE market. TDI margins were significantly lower as increased raw material and energy costs were not fully recovered through sales price increases. PO and derivatives margins improved as third quarter 2003 product sales prices were higher than the third quarter 2002, while the cost of propylene, the principal raw material, was lower.

The operating loss of $4 million in the first nine months of 2003 compares to operating income of $162 million in the first nine months of 2002. The $166 million decline in operating results was primarily due to lower 2003 MTBE margins and volumes and, to a lesser extent, lower margins for TDI and higher operating costs for PO and derivatives, primarily due to significantly higher U.S. natural gas costs and the new BDO-2 plant. These effects were partly offset by the benefit from higher PO and derivatives sales volumes. The lower MTBE margins and volumes reflect decreased MTBE demand in the state of California, the expiration of the major MTBE sales contract and higher raw material and energy costs related to high natural gas costs in the U.S. California MTBE demand decreased as use of MTBE was phased out by certain refiners in the state of California.

Third Quarter 2003 versus Second Quarter 2003

Operating income of $20 million in the third quarter 2003 compares to an operating loss of $6 million in the second quarter 2003. The IC&D segment operating results improved in the third quarter 2003 by $26 million primarily as a result of higher product margins and sales volumes for PO and derivatives and higher MTBE product margins. PO and derivatives product margins in the third quarter 2003 improved as propylene raw material costs decreased more than sales prices, compared to the second quarter 2003. Sales volumes for PO and derivatives were 10 percent higher than in the second quarter 2003.

Equistar Chemicals, LP

Overview—Equistar’s petrochemicals segment produces olefins, including ethylene, propylene, and butadiene; aromatics, including benzene and toluene; and oxygenated products, including ethylene oxide and derivatives, ethylene glycol, ethanol and methyl tertiary butyl ether (“MTBE”). Equistar’s polymers segment produces polyolefins, including high density polyethylene (“HDPE”), low density polyethylene (“LDPE”), linear-low density polyethylene (“LLDPE”) and polypropylene; and performance polymers products, including wire and cable insulating resins, and polymeric powders.

Benchmark crude oil and natural gas prices generally have been indicators of the level and direction of movement of raw material and energy costs for Equistar. Olefins are produced from two major raw material groups:

•	crude-oil based liquids (“liquids”), including naphthas, condensates, and gas oils, the prices of which are generally related to crude oil prices; and

•	natural gas liquids (“NGL’s”), principally ethane and propane, the prices of which are generally affected by natural gas prices.

Equistar has the ability to shift its ratio of raw materials used in production of olefins to take advantage of the relative costs of liquids and NGL’s.

Raw material and energy costs have averaged significantly higher in 2003 than in the first nine months of 2002, reflecting rapid increases early in 2003. In response to the higher raw material and energy costs, Equistar implemented significant sales price increases in the first nine months of 2003 for substantially all of its petrochemicals and polymers products. The magnitude of these price increases had a negative effect on product demand, and contributed to Equistar experiencing lower sales volumes, particularly in the second quarter 2003. Although demand recovered during the third quarter 2003, sales volumes were lower in total for the first nine months of 2003 compared to the first nine months of

2002. U.S. demand for ethylene in the third quarter 2003 was an estimated 2.9% below the third quarter 2002, but increased an estimated 5.7% compared to the second quarter 2003. For the first nine months of 2003, U.S. ethylene demand was an estimated 3.6% lower than in the first nine months of 2002.

On March 31, 2003, Equistar completed transactions involving a 15-year propylene supply arrangement and the sale of its Bayport polypropylene production facility in Pasadena, Texas. Equistar received total cash proceeds of $194 million, including the value of the polypropylene inventory sold. Cash proceeds of $159 million of the total represented a partial prepayment under the long-term propylene supply arrangement.

Net Loss—Equistar had a net loss in the third quarter 2003 of $40 million compared to net income of $22 million in the third quarter 2002. The decrease of $62 million is principally due to higher costs, which were only partially offset by higher sales prices. Costs were impacted primarily by higher prices for raw materials and energy, particularly natural gas. In addition, Equistar’s third quarter 2003 results included an $11 million charge for the write-off of a polymer research and development (“R&D”) facility as a result of a refocusing of polymer R&D efforts. See Note 6 to the Consolidated Financial Statements.

Equistar had a net loss in the first nine months of 2003 of $235 million compared to a loss before the cumulative effect of an accounting change of $132 million in the first nine months of 2002. The higher net loss was primarily due to the effects of lower sales volumes, which were only partly offset by the benefit from higher average product margins, for the first nine months of 2003. The first nine months of 2003 included an $11 million charge for the write-off of the polymer R&D facility, $19 million of refinancing costs and a $12 million loss on the sale of the polypropylene plant, while the first nine months of 2002 included the negative impact of certain fixed price natural gas and NGL purchase contracts. Equistar’s costs under these contracts were approximately $33 million higher than market-based costs would have been.

Third Quarter 2003 versus Second Quarter 2003

Equistar had a third quarter 2003 net loss of $40 million compared to a net loss of $49 million in the second quarter 2003. The third quarter 2003 included the $11 million charge for the write-off of the polymer R&D facility, while the second quarter 2003 included $19 million of refinancing costs. Additionally, the third quarter 2003 benefited from increased sales volumes of ethylene and its derivative products, which were approximately 435 million pounds, or 21%, higher than in the second quarter. However, this volume improvement was generally offset by lower third quarter 2003 product margins, due to lower product sales prices and an increase in the cost of producing ethylene from liquid raw materials.

Segment Data

The following tables reflect selected actual sales volume data, including intersegment sales volumes, and summarized financial information for Equistar’s business segments.

	For the three months ended September 30,		For the nine months ended September 30,
In millions	2003	2002	2003	2002
Selected petrochemicals products:
Olefins (pounds)	3,976	4,259	11,620	12,789
Aromatics (gallons)	96	92	288	282

Polymers products (pounds)	1,405	1,527	3,945	4,628

Millions of dollars
Sales and other operating revenues:
Petrochemicals segment	$1,491	$1,362	$4,508	$3,673
Polymers segment	517	503	1,476	1,393
Intersegment eliminations	(366)	(357)	(1,104)	(960)

Total	$1,642	$1,508	$4,880	$4,106

Operating income (loss):
Petrochemicals segment	$66	$96	$119	$151
Polymers segment	(19)	6	(81)	(41)
Unallocated	(35)	(31)	(98)	(92)

Total	$12	$71	$(60)	$18

Petrochemicals Segment

Revenues—Revenues of $1.5 billion in the third quarter 2003 were 9% higher than revenues of $1.4 billion in the third quarter 2002 due to higher sales prices partly offset by lower segment sales volumes. Benchmark ethylene prices averaged 20% higher in the third quarter 2003 compared to the third quarter 2002 in response to the higher cost of ethylene production, while benchmark propylene sales prices averaged 3% lower. Segment sales volumes in the third quarter 2003 were 5% below the third quarter 2002, due to lower production of co-products, such as propylene, and lower sales to the polymers segment.

Revenues of $4.5 billion in the first nine months of 2003 increased 23% compared to revenues of $3.7 billion in the first nine months of 2002 due to higher sales prices partly offset by lower segment sales volumes. Benchmark ethylene prices averaged 33% higher in the first nine months of 2003 compared to the first nine months of 2002 in response to significant increases in the cost of ethylene production, while benchmark propylene sales prices averaged 22% higher. Segment sales volumes decreased 8% in the first nine months of 2003 compared to the first nine months of 2002 due to lower co-product production and lower sales to the polymers segment.

Operating Income—Operating income of $66 million in the third quarter 2003 decreased $30 million compared to operating income of $96 million in the third quarter 2002. The decrease reflects lower product margins as well as 5% lower sales volumes. Product margins deteriorated as the cost of energy, particularly natural gas, and raw materials increased more than average sales prices.

The operating income for the segment of $119 million in the first nine months of 2003 decreased $32 million compared to operating income of $151 million in the first nine months of 2002. The first nine months of 2002 included the effect of certain fixed price natural gas and NGL purchase contracts entered into in early 2001. Equistar’s costs under these fixed-price contracts, which largely expired by the end of the first quarter 2002, were approximately $33 million higher than market-based contracts would have been. The negative effect of these contracts in the first nine months of 2002 was offset in the first nine months of 2003 by lower margins coupled with the negative effect of 8% lower sales volumes.

Polymers Segment

Revenues—Revenues of $517 million in the third quarter 2003 were 3% higher than revenues of $503 million in the third quarter 2002. The increase was due to higher average sales prices, which were partially offset by an 8% decrease in sales volumes. Polymers sales volumes in the 2003 quarter were approximately 80 million pounds lower than the comparable 2002 quarter as a result of the first quarter 2003 sale of the Bayport polypropylene production facility.

Revenues of $1.5 billion in the first nine months of 2003 increased 6% compared to revenues of $1.4 billion in the first nine months of 2002. The increase was due to higher average sales prices partly offset by a 15% decrease in sales volumes. Average sales prices increased in response to higher raw material costs, primarily ethylene, compared to the first nine months of 2002. The lower polymers sales volumes reflected lower demand in 2003 and the sale of the Bayport polypropylene production facility.

Operating Loss—The third quarter 2003 polymers segment operating loss of $19 million compares to third quarter 2002 operating income of $6 million. The third quarter 2003 includes the $11 million write-off of the polymer R&D facility. The third quarter 2003 operating loss also reflects lower sales volumes and lower product margins as raw material cost increases exceeded sales price increases.

For the first nine months of 2003, the polymers segment had an operating loss of $81 million compared to an operating loss of $41 million in the first nine months of 2002. The higher operating loss in the first nine months of 2003 was primarily due to the $11 million write-off of the polymer R&D facility and the $12 million loss on the sale of the polypropylene production facility. The negative effect of the 15% decrease in sales volumes was only partially offset by higher polymer product margins. Margins increased in the first nine months of 2003 compared to the first nine months of 2002 as higher average sales prices more than offset higher raw material costs.

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

LYONDELL-CITGO Refining LP

Refining Segment

Overview—LCR produces refined petroleum products, including gasoline, low sulfur diesel, jet fuel, aromatics and lubricants. PDVSA Petróleo, S.A. (“PDVSA Oil”) supplies extra heavy Venezuelan crude oil to LCR under a long-term crude supply agreement (“Crude Supply Agreement” or “CSA”)–see “Crude Supply Agreement” section of Note 9 to the Consolidated Financial Statements. Under the CSA, LCR purchases 230,000 barrels per day of extra heavy crude oil, which constitutes approximately 86% of its refining capacity of 268,000 barrels per day. LCR purchases the balance of its crude oil requirements on the spot market. Profit margins on spot market crude oil tend to be more volatile than margins on CSA crude oil.

In January 2002, PDVSA Oil declared itself in a force majeure situation and, beginning March 2002, reduced deliveries under the CSA. CSA deliveries were restored to contract levels in the third quarter 2002. With the exception of a national strike in Venezuela in December 2002 that disrupted deliveries of CSA crude oil to LCR during January 2003, CSA crude oil deliveries have generally been at the contract level during 2003. As a result, LCR’s CSA crude oil processing rates were generally higher in the third quarter and first nine months of 2003 than in the comparable 2002 periods. During 2002, LCR made increased use of crude oil purchased in the spot market to compensate for the lower CSA deliveries.

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

The following table sets forth, in thousands of barrels per day, sales volumes for LCR’s refined products and processing rates for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
Thousand barrels per day	2003	2002	2003	2002
Refined product sales volumes:
Gasoline	127	118	118	114
Diesel and heating oil	84	83	83	82
Jet fuel	18	20	18	19
Aromatics	7	9	8	9
Other refined products	91	91	90	102

Total refined product sales volumes	327	321	317	326

Crude oil processing rates:
Crude Supply Agreement	229	212	223	214
Other crude oil	36	51	39	47

Total crude oil processing rates	265	263	262	261

Revenues—Revenues for LCR were $1,030 million in the third quarter 2003, a 16% increase compared to third quarter 2002 revenues of $891 million. The increase was primarily due to higher sales prices for refined products. Average sales prices for refined products during the third quarter 2003 were 12% higher than the third quarter 2002. Sales volumes increased 2%. Total crude processing rates of 265,000 barrels per day in the third quarter 2003 were comparable to 263,000 barrels per day in the third quarter 2002.

Revenues for LCR were $3.1 billion in the first nine months of 2003, a 28% increase compared to revenues of $2.4 billion in the first nine months of 2002. The increase was primarily due to higher sales prices for refined products partly offset by a 3% decrease in sales volumes. Average sales prices for refined products during the first nine months of 2003 were 27% higher than in the first nine months of 2002, reflecting the significant increase in the price of crude oil and natural gas during the 2003 period, primarily during the first quarter 2003. The lower sales volumes in the first nine months of 2003 were due to the effects in the early part of the year of the Venezuelan national strike. Total crude processing rates were comparable in the first nine months of 2003 and 2002.

Net Income—LCR’s net income was $69 million in the third quarter 2003 compared to $50 million in the third quarter 2002. The $19 million increase was primarily due to LCR processing more CSA crude oil in the third quarter 2003. The volume of higher-margin CSA crude oil processed by LCR in the third quarter 2003 averaged 229,000 barrels per day, 17,000 barrels per day higher than in the third quarter 2002. The benefit from processing a higher proportion of CSA crude oil was partly offset by the negative effect of higher natural gas costs.

LCR’s net income of $155 million in the first nine months of 2003 was comparable to $154 million in the first nine months of 2002. The benefit from processing higher volumes of higher margin CSA crude oil in the first nine months of 2003 was substantially offset by the negative effect of higher natural gas costs. In addition, net income for the first nine months of 2003 reflected the $25 million charge related to the previously capitalized costs for the low sulfur gasoline project and a $6 million charge related to personnel reductions.

Third Quarter 2003 versus Second Quarter 2003

LCR’s net income in the third quarter 2003 was $69 million compared to $58 million in the second quarter 2003. The $11 million improvement was largely attributed to lower costs during the third quarter 2003, including lower natural gas costs and the absence of the $6 million second-quarter charge related to personnel reductions. Total crude processing rates were slightly lower as increased spot market crude oil volumes of 8,000 barrels per day partially replaced lower CSA crude oil volumes of 17,000 barrels per day.

FINANCIAL CONDITION

Operating Activities—Lyondell’s operating activities provided cash of $136 million in the first nine months of 2003 compared to $344 million in the first nine months of 2002. The decrease in operating cash flow in the 2003 period reflected Lyondell’s higher operating loss in 2003. Also, income tax refunds and settlements of $64 million received in the first nine months of 2003 were less than the $97 million received in the first nine months of 2002. Lyondell has now recovered all refundable prior year U.S. income taxes, and does not expect to receive a refund in 2004 for the tax benefit of the 2003 loss, but will expect to utilize this loss to reduce the taxes otherwise payable related to future taxable income. Lyondell makes significant semi-annual interest payments in the second and fourth quarters of each year. Accordingly, accrued interest liabilities are typically higher at the end of the first and third quarters of each year compared to the end of the year.

Investing Activities—The following table summarizes the capital expenditures of Lyondell and its principal joint ventures as well as their 2003 budgeted capital spending.

	Full Year Budget	For the nine months ended September 30,
Millions of dollars	2003	2003	2002
Capital expenditures – 100% basis:
Lyondell	$58	$247	$20
Equistar	97	62	43
LCR	71	36	53
Capital expenditures – Lyondell proportionate share:
Lyondell – 100%	$58	$247	$20
Equistar – 70.5% (41% prior to August 22, 2002)	68	44	20
LCR – 58.75%	42	21	31

Total capital expenditures	168	312	71
Contributions to PO-11 joint venture	70	77	38
Contributions to PO joint venture	3	1	2

Total capital expenditures and contributions to PO joint ventures	$241	$390	$111

Lyondell’s capital expenditures of $247 million for the nine months ended September 30, 2003 include the purchase of the BDO-2 facility for $218 million, which Lyondell previously leased and which was not included in the 2003 capital budget. See “Financing Activities” below. The 2003 capital budgets of Lyondell and its principal joint ventures include spending for regulatory and environmental compliance. Contributions to the PO-11 joint venture for the nine months ended September 30, 2003 included $12 million to fund start-up expenses and capitalized interest of $15 million, neither of which were included in the $70 million budgeted for capital spending related to construction of PO-11. In addition, the construction costs, and the resulting contributions to the PO-11 joint venture, are affected by the weakening of the U.S. dollar relative to the euro. The PO-11 facility is expected to begin production in the fourth quarter of 2003.

The following table summarizes Lyondell’s cash distributions from and cash contributions to its principal joint venture affiliates:

	For the nine months ended September 30,
Millions of dollars	2003	2002
Cash distributions from joint venture affiliates:
LCR	$215	$114
Nihon-Oxirane joint venture	2	—

Total distributions	217	114
Less: Earnings of affiliates	99	98

Total distributions from affiliates in excess of earnings	$118	$16

Cash contributions to joint venture affiliates:
LCR	$24	$41
PO-11 joint venture, including capitalized interest	77	38
PO joint venture	1	2
LMC	—	4

Total contributions and advances to affiliates	$102	$85

As a result of continuing adverse conditions in the industry and its debt service obligations, Equistar made no cash distributions to its partners during the periods shown. In the first nine months of 2003, LCR made cash distributions to Lyondell of $215 million, which were $116 million more than Lyondell’s $99 million income from equity investment in LCR for the first nine months of 2003.

In the first nine months of 2002, Lyondell issued certain equity securities and a right to Occidental and received Occidental’s 29.5% interest in Equistar. The transactions included concurrent payments between parties of agreed amounts of approximately $440 million. Immediately following these transactions, Occidental had an approximate 21% equity interest in Lyondell.

In March 2003, Lyondell completed agreements related to its Nihon Oxirane joint venture based in Japan. As part of the agreements, Lyondell sold a 10% share in Nihon Oxirane to its partner in the venture for $28 million, reducing Lyondell’s ownership interest to 40%. Lyondell realized an $18 million gain on the sale.

During the first nine months of 2003, other short-term investments of $44 million matured and were replaced with cash equivalents.

Financing Activities—In May 2003, Lyondell issued $325 million of 10.5% senior secured notes due in September 2013. The proceeds, net of related fees, of $318 million were used to prepay the $103 million outstanding balance of Term Loan E and to finance the purchase of the BDO-2 facility that Lyondell previously leased. The related lease was terminated. The implementation of FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, and its application to the BDO-2 lease arrangement would have resulted in recording a similar amount of debt.

Lyondell obtained amendments to its credit facility in March 2003. See “Liquidity and Capital Resources–Long-Term Debt” below.

In the first nine months of 2002, in addition to the transactions with Occidental described in “Investing Activities” above, Lyondell issued 8.28 million shares of common stock, receiving net proceeds of $110 million that was used for working capital and general corporate purposes.

Lyondell paid a regular quarterly dividend of $.225 per share of original common stock in each of the first three quarters of 2003, totaling $85 million. Lyondell elected to pay the regular quarterly dividends on each share of outstanding Series B common stock in kind, or a total of 1,742,748 shares of Series B common stock. On October 2, 2003, the board of directors of Lyondell declared a regular quarterly dividend of $.225 per share of common stock. The regular quarterly dividend on each share of outstanding original common stock is payable in cash on December 15, 2003. Lyondell has elected to pay the regular quarterly dividend on each share of outstanding Series B common stock in kind in the form of additional shares of Series B common stock on December 30, 2003.

In October 2003, Lyondell sold 13.8 million shares of original common stock, including 2.7 million shares purchased by Occidental to maintain its proportionate ownership interest at approximately 22%. Lyondell will use the net proceeds of approximately $171 million to enhance liquidity and for general corporate purposes. See Note 13 to the Consolidated Financial Statements.

Liquidity and Capital Resources—Lyondell’s balance sheet remains highly leveraged. As of September 30, 2003, long-term debt, including current maturities, totaled $4.2 billion, or approximately 78% of total capitalization. In addition, as of September 30, 2003, Lyondell’s joint ventures had approximately $2.7 billion of debt (see “Joint Venture Debt” below) and Lyondell remains contingently liable as a guarantor of $300 million of that debt.

Standard & Poor’s rating service (“S&P”) currently rates Lyondell’s senior secured debt as BB- and Moody’s Investors Service (“Moody’s”) currently rates Lyondell’s senior secured debt as Ba3. During 2003, S&P lowered Lyondell’s senior secured debt rating from BB to BB-. In its most recent announcement regarding Lyondell’s rating, S&P cited Lyondell’s second quarter 2003 results, concerns about the timing of meaningful recovery in the petrochemical sector and Lyondell’s credit exposure to adverse developments in a still uncertain business environment. In the first quarter of 2003, both agencies changed Lyondell’s outlook from stable to negative. On September 22, 2003, Moody’s placed Lyondell’s ratings under review for a possible one or two notch downgrade, citing their concern about the pace at which Lyondell will be able to reduce debt over the 2004-2005 time frame given continuing demand weakness and excess capacity in key markets.

One or more of the rating agencies may reduce Lyondell’s ratings in the future, whether as the result of reasons cited by the agencies, adverse developments affecting Lyondell’s or its joint ventures’ business or events beyond their control. A downgrade in debt rating could affect Lyondell’s borrowing costs, its ability to refinance or restructure debt in the future and trade terms. A reduction of its debt rating by S&P or by Moody’s would permit the counterparty to Lyondell’s receivables sales agreement to terminate the agreement, which currently provides for the sale of up to $85 million of domestic accounts receivable. See Note 5 to the Consolidated Financial Statements. Lyondell expects to refinance the existing receivables agreement before the end of 2003.

Lyondell believes that conditions will be such that cash balances, cash generated from operating activities, and funds under the credit facility will be adequate to meet anticipated future cash requirements, including scheduled debt repayments, other contractual obligations, necessary capital expenditures, ongoing operations and dividends. Future operating performance could be affected by general economic, financial, competitive, legislative, regulatory, business and other factors, many of which are beyond Lyondell’s control. If future operating cash flows are less than currently anticipated, Lyondell may need to further reduce or delay capital expenditures, sell assets or reduce operating expenses.

At September 30, 2003, Lyondell had cash on hand of $393 million. The September 30, 2003 cash position reflects, among other things, Lyondell’s continued focus on minimizing working capital levels and on other cash conservation efforts, such as limiting capital expenditures and controlling operating costs. In addition, the $350 million revolving credit facility, which matures in June 2005, was undrawn at September 30, 2003. Amounts available for borrowing under the revolving credit facility are reduced to the extent of outstanding letters of credit provided under the credit facility, which totaled $53 million as of September 30, 2003.

Long-Term Debt—The credit facility and the indentures pertaining to Lyondell’s senior secured notes and senior subordinated notes contain covenants that, subject to exceptions, restrict sale and leaseback transactions, lien incurrence, debt incurrence, dividends, investments, non-regulatory capital expenditures, certain payments, sales of assets and mergers. In addition, the credit facility requires Lyondell to maintain specified financial ratios and consolidated net worth, as defined in the credit facility. As a result of continuing adverse conditions in the industry, in March 2003, Lyondell obtained amendments to its credit facility to provide additional financial flexibility by easing certain financial ratio requirements. Beginning in 2004, the financial ratio requirements under the Lyondell credit facility become increasingly restrictive over time. The breach of these covenants would permit the lenders to declare the loans immediately payable and would permit the lenders under Lyondell’s credit facility to terminate future lending commitments. Lyondell was in compliance with all such covenants as of September 30, 2003.

Guarantees of Equistar Debt—Lyondell is guarantor of $300 million of Equistar debt.

Joint Venture Debt—At September 30, 2003, the outstanding debt of Lyondell’s joint ventures to parties other than Lyondell was $2.3 billion for Equistar and $485 million for LCR. This debt is not carried on Lyondell’s balance sheet because, except for the amount described under “Guarantees of Equistar Debt” above, Lyondell has no obligation with respect to that debt. The ability of the joint ventures to distribute cash to Lyondell is reduced by their respective debt service obligations and, in the case of Equistar, by current weak business conditions.

Equistar Liquidity and Capital Resources—At September 30, 2003, Equistar’s long-term debt, including current maturities, totaled $2.3 billion, or approximately 57% of its total capitalization. Equistar had cash on hand of $128 million at September 30, 2003. The September 30, 2003 cash position reflects, among other things, Equistar’s continued focus on minimizing working capital levels and on other cash conservation efforts, such as limiting capital expenditures and controlling operating costs. As of September 30, 2003, $29 million of borrowing was outstanding under the $354 million revolving credit facility, which matures in August 2006. Amounts available under the revolving credit facility are further reduced to the extent of outstanding letters of credit provided under the credit facility, which totaled $17 million as of September 30, 2003.

Standard & Poor’s rating service (“S&P”) currently rates Equistar’s senior unsecured debt as BB- and Moody’s Investors Service (“Moody’s”) currently rates Equistar’s senior unsecured debt as B1. During 2003, S&P lowered Equistar’s senior unsecured debt rating from BB to BB-. In its most recent announcement regarding Equistar’s rating, S&P cited Equistar’s 70.5% ownership by Lyondell, Lyondell’s second quarter 2003 results, concerns about the timing of meaningful recovery in the petrochemical sector and Lyondell’s and Equistar’s credit exposure to adverse developments in a still uncertain business environment. In the first quarter of 2003, both agencies changed Equistar’s outlook from stable to negative. On September 22, 2003, Moody’s placed Equistar’s ratings under review for a possible one or two notch downgrade citing their concern about the pace at which Lyondell will be able to reduce debt over the 2004-2005 time frame given continuing demand weakness and excess capacity in key markets.

One or more of the rating agencies may reduce Equistar’s ratings in the future, whether as the result of reasons cited by the agencies, adverse developments affecting Equistar’s business or events beyond Equistar’s control. A downgrade in debt rating could affect Equistar’s borrowing costs, its ability to refinance or restructure debt in the future and trade terms. A reduction of its debt rating to B+ by S&P or to B3 by Moody’s would permit the counterparty to terminate Equistar’s $100 million receivables sales agreement. Any reduction by either agency also would permit the counterparty to terminate Equistar’s $101 million rail car lease. See “Receivables Sale” below. Equistar expects to refinance the existing receivables agreement and the rail car lease before the end of 2003 and, at the same time, refinance the existing credit facility to increase its financial flexibility.

Equistar’s management believes that conditions will be such that cash balances, cash generated by operating activities and funds under the credit facility will be adequate to meet anticipated future cash requirements, including scheduled debt repayments, other contractual obligations, necessary capital expenditures and ongoing operations. Future operating performance could be affected by general economic, financial, competitive, legislative, regulatory, business and other factors, many of which are beyond Equistar’s control. If future operating cash flows are less than currently anticipated due to raw material prices or other factors, Equistar may need to further reduce or delay capital expenditures, sell assets, or reduce operating expenses.

Long-Term Debt—As a result of continuing adverse conditions in the industry, in March 2003, Equistar obtained amendments to its credit facility that provided additional financial flexibility by generally making certain financial ratio requirements less restrictive, with the exception that the maximum permitted debt ratios become more restrictive beginning September 30, 2004, the definition of total indebtedness became more restrictive at March 31, 2003 and the defined limitation on expenditures for property, plant and equipment was extended to apply through 2004. In addition, the financial ratio requirements become increasingly restrictive over time beginning in the fourth quarter 2003. The amended credit facility and the indentures governing Equistar’s senior notes contain covenants that, subject to certain exceptions, restrict sale and leaseback transactions, lien incurrence, debt incurrence, sales of assets, investments, non-regulatory capital expenditures, certain payments, and mergers. In addition, the credit facility requires Equistar to maintain specified financial ratios. The breach of these covenants would permit the lenders under Equistar’s credit facility and the indentures governing the senior notes to declare the loans immediately payable and would permit the lenders under Equistar’s credit facility to terminate future lending commitments. Equistar was in compliance with all covenants under its debt instruments as of September 30, 2003.

Deferred Revenues—On March 31, 2003, Equistar received an advance of $159 million, representing a partial prepayment for product to be delivered under a long-term product supply arrangement, primarily at cost-based prices. Equistar will recognize this deferred revenue over 15 years, as the associated product is delivered.

Receivables Sale—During October 2002, Equistar entered into an agreement with an independent issuer of receivables-backed commercial paper under which Equistar sold receivables and received cash proceeds of $100 million. The agreement has annual renewal provisions for up to three years upon mutual consent of the parties. Under the terms of the agreement, Equistar agreed to maintain a senior unsecured debt rating of at least B1 by Moody’s and BB- by S&P. In March 2003, Equistar obtained an amendment to reduce the minimum required debt rating of Moody’s to at least B2. With the debt rating downgrade by S&P earlier in 2003, the S&P debt rating of BB- is at the minimum required by the agreement and the Moody’s debt rating of B1 is one notch above the B2 minimum required rating. If Equistar does not maintain the minimum ratings, the counterparty would be permitted to terminate the receivables agreement. As discussed, Equistar is in the process of restructuring its financing to replace the existing receivables agreement, and expects the process to be completed during the fourth quarter of 2003.

LCR Liquidity and Capital Resources—LCR maintains a $450 million bank term loan facility and a $70 million working capital revolving credit facility, both of which mature in June 2004. The facilities are secured by substantially all of the assets of LCR. Amounts available under the revolving credit facility, which was undrawn at September 30, 2003, are reduced to the extent of outstanding letters of credit provided under the credit facility, which totaled $13 million as of September 30, 2003. Loans payable to partners at September 30, 2003 included $229 million payable to Lyondell and $35 million payable to CITGO Petroleum Corporation (“CITGO”). These loans mature in December 2004. In the second quarter 2003, Lyondell and CITGO contributed additional capital to LCR by converting $10 million and $7 million, respectively, of accrued interest on these loans to LCR partners’ capital.

In April 2003, LCR obtained an amendment to its debt facilities clarifying a definition in the agreements. LCR was in compliance with all covenants under its debt facilities as of September 30, 2003.

CURRENT BUSINESS OUTLOOK

The global economy has shown signs of improvement; however, improvements in the chemical business are being overshadowed by ongoing volatility in raw material and energy prices.

Seasonal weakness in MTBE margins is likely to be further compounded as the market begins to adjust to the completion of MTBE phase-outs in California, New York, and Connecticut. In addition, the fourth quarter is typically a slow quarter for chemicals; but, in October 2003, sales volumes and pricing have been consistent with late third-quarter 2003 levels. Equistar and Lyondell are currently implementing price increases in polyethylene and several of the PO derivatives; however, raw material and energy costs remain volatile and continue to impact margins.

ACCOUNTING CHANGES

In 2003, Lyondell began classifying gains or losses that result from the early extinguishment of debt as an element of income before extraordinary items. The Consolidated Statements of Income reflect these changes for all periods presented.

Lyondell has elected to adopt the “fair value” method of accounting for employee stock options beginning with options granted in 2003. This change resulted in an after-tax charge of approximately $2 million for the nine months ended September 30, 2003.

Beginning in the third quarter 2003, Lyondell implemented Statement of Financial Accounting Standards (“SFAS”) No. 150 – Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The statement establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that certain financial instruments be classified as liabilities, or assets in some circumstances. The implementation of SFAS No. 150 did not have a material impact on Lyondell’s consolidated financial statements.

Lyondell had expected the implementation of FIN 46 Consolidation of Variable Interest Entities, to result in the consolidation of the entity from which it leased BDO-2. In May 2003, Lyondell purchased the BDO-2 facility, which previously was leased under an arrangement to which FIN 46 would have applied. Lyondell’s application of FIN 46, as amended by the newly issued FASB Staff Position FIN 46-6, “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities,” as of December 31, 2003 is not expected to have a material impact on its consolidated financial statements.

ENVIRONMENTAL MATTERS

In the first quarter 2003, LCR developed an alternative approach to complying with the low sulfur gasoline standard under the Clean Air Act that will lead to a reduction in overall estimated capital expenditures for the project. As a result, LCR recognized impairment of value of $25 million of costs incurred to date for the project. The revised estimated spending for the new gasoline standards, excluding the $25 million charge, totaled between $100 million to $180 million. Also, as a result of LCR’s ability to retrofit current production units, the original estimate of between $250 million to $300 million for the new diesel standards has been significantly reduced. The revised estimated cost for the new diesel standards is not expected to exceed $100 million, and could be significantly lower, depending on the implementation strategy for producing and marketing ULSD and “off road” diesel. LCR has spent approximately $21 million, excluding the $25 million charge, as of September 30, 2003 for both the gasoline and diesel fuel standards projects. Lyondell’s 58.75% share of these incremental capital expenditures for these projects is not expected to exceed $165 million. In addition, these standards could result in higher operating costs for LCR. Equistar’s business may also be impacted if these standards increase the cost for processing fuel components.

The Clean Air Act Amendments of 1990 set minimum levels for oxygenates, such as MTBE, in gasoline sold in areas not meeting specified air quality standards. However, the presence of MTBE in some water supplies in California and other states due to gasoline leaking from underground storage tanks and in surface water from recreational water craft has led to public concern about the use of MTBE. Certain U.S. federal and state governmental initiatives have sought either to rescind the oxygen requirement for reformulated gasoline or to restrict or ban the use of MTBE. During 2003, the U.S. House of Representatives and the U.S. Senate each passed new versions of an omnibus energy bill. The Senate version of the new energy bill would ban the use of MTBE as a fuel additive in gasoline sold in the United States and the U.S. House of Representatives version would not ban the use of MTBE. The two new energy bills are not law and are being reconciled through the conference process. At this time, the final form and timing of that reconciliation is uncertain. Lyondell’s North American MTBE sales represented approximately 26% of its total 2002 revenues and 17% of its revenues for the first nine months of 2003.

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

At this time, Lyondell cannot predict the full impact that these initiatives will have on MTBE margins or volumes longer term. However, in 2003 several major oil companies have substantially reduced or discontinued the use of MTBE in gasoline produced for California markets. Lyondell estimates that the 2002 California-market MTBE volumes of these companies represented approximately 21% of U.S. MTBE industry demand and 13% of worldwide MTBE industry demand. Lyondell intends to continue marketing MTBE in the U.S. However, should it become necessary or desirable to significantly reduce MTBE production, Lyondell would need to make capital expenditures to add the flexibility to produce alternative gasoline blending components, such as iso-octane, iso-octene or ethyl tertiary butyl ether (“ETBE”), at its U.S.-based MTBE plant. Under the more expensive iso-octane alternative, the current estimated costs for converting Lyondell’s U.S.-based MTBE plant to iso-octane production range from $65 million to $75 million. Alternatively, Lyondell’s U.S.-based MTBE plant could be converted to ETBE production with minimal capital expenditure. Lyondell is pursuing ETBE viability through legislative efforts. One key hurdle is equal access to the federal subsidy provided for ethanol blended into gasoline for the ethanol component of ETBE. Lyondell has not made any capital commitments regarding any of these alternatives at this time, and any ultimate decision will depend upon further regulatory and market developments. The profit contribution related to these alternative gasoline blending components is likely to be lower than that historically realized on MTBE.

Item 3. Disclosure of Market and Regulatory Risk.

Lyondell’s exposure to market and regulatory risks is described in Item 7a of its Annual Report on Form 10-K for the year ended December 31, 2002. Lyondell’s exposure to market and regulatory risks has not changed materially in the nine months ended September 30, 2003, except as noted under “Environmental Matters” above.

Item 4. Controls and Procedures

Lyondell performed an evaluation, under the supervision and with the participation of its management, including the President and Chief Executive Officer (principal executive officer) and Senior Vice President and Chief Financial Officer (principal financial officer), of the effectiveness of Lyondell’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2003. Based upon that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that Lyondell’s disclosure controls and procedures are effective.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments with respect to Lyondell’s legal proceedings previously reported in the Annual Report on Form 10-K for the year ended December 31, 2002 and the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, except as described below:

On January 19, 2001, Equistar and LCR, individually, and Lyondell, individually and as part of the BCCA Appeal Group (a group of industry participants), filed a lawsuit against the Texas Commission on Environmental Quality (“TCEQ”) in State District Court in Travis County, Texas to encourage the adoption of the plaintiffs’ alternative plan to achieve the same air quality improvement as the TCEQ plan, with less negative economic impact on the region. In June 2001, the parties entered into a consent order with respect to the lawsuit. Pursuant to the consent order, the TCEQ agreed to review by June 2002 the scientific data for ozone formation in the Houston/Galveston region. In October 2001, the U.S. Environmental Protection Agency (“EPA”) approved the original TCEQ plan, and the BCCA Appeal Group filed a timely petition for judicial review of that action in the United States Fifth Circuit Court of Appeals in January 2002. In December 2002, the TCEQ adopted revised rules regarding emission reduction controls for nitrogen oxides (“NOx”) and highly reactive, volatile organic compounds (“HRVOCs”) in response to this litigation. On March 5, 2003, the plaintiffs’ filed for a voluntary dismissal of the case brought in State District Court in Travis County, Texas. On October 28, 2003, the United States Fifth Circuit Court of Appeals affirmed the EPA approval of the original December 2000 TCEQ plan (the 90% reduction requirement). Since the TCEQ adopted revised rules regarding NOx (the 80% reduction requirement) and HRVOCs in December 2002 in response to this litigation, the Fifth Circuit Court of Appeals decision is not expected to have a material adverse effect on the business or financial condition of Lyondell, Equistar or LCR. The TCEQ has submitted the December 2002 revised rules regarding NOx and HRVOCs to the EPA for approval. For a discussion of these revised rules and their impact, see the “Clean Air Act” section of Note 9 to the Consolidated Financial Statements.

In August 2003, the EPA notified Equistar that it is seeking a civil penalty arising from a 1999 inspection relating to alleged violations of Clean Air Act regulations at Equistar’s Lake Charles plant. Equistar has reached a tentative settlement with the EPA, which includes a civil penalty in the amount of $195,000, and is finalizing the settlement consent decree with the EPA. Equistar does not believe that the ultimate resolution of this matter will have a material adverse effect on the business or financial condition of Equistar.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Principal Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

(b)	Reports on Form 8-K

The following Current Reports on Form 8-K were filed or furnished during the quarter ended September 30, 2003 and through the date hereof:

Date of Report	Item No.	Financial Statements
July 24, 2003	7 and 9	No
October 7, 2003	9 and 12	No
October 7, 2003	5 and 7	No
October 23, 2003	12	No

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lyondell Chemical Company

Dated: November 7, 2003	/s/ CHARLES L. HALL

Charles L. Hall Vice President, Controller and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)