Form 10-K
period 2003-12-31
LYONDELL CHEMICAL CO
filed 2004-03-12
CIK 842635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the Fiscal Year Ended December 31, 2003.

☐	Transition Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

Commission File No. 1-10145

LYONDELL CHEMICAL COMPANY

(Exact name of Registrant as specified in its charter)

Delaware	95-4160558
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employee Identification No.)

1221 McKinney Street, Suite 700, Houston, Texas	77010
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 652-7200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock ($1.00 par value)	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

There were 161,867,168 shares of the Registrant’s common stock issued and outstanding on June 30, 2003, the last business day of the Registrant’s most recently completed second fiscal quarter. The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 30, 2003, based on the closing price of the Registrant’s common stock on the New York Stock Exchange composite tape on that date, was $2,181,577,349.

        An aggregate of 177,359,466 shares of the Registrant’s common stock were issued and outstanding as of March 1, 2004, including 140,536,045 shares of common stock, $1.00 par value, and 36,823,421 shares of Series B common stock, $1.00 par value.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive proxy statement for its 2004 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2003, is incorporated by reference to the extent specified under Part III.

PART I

Items 1 and 2. Business and Properties

Lyondell Chemical Company (“Lyondell” or the “Company”) is a global chemical company. Lyondell manufactures and markets a variety of intermediate and performance chemicals, primarily propylene oxide (“PO”) and its derivatives, including propylene glycol (“PG”), propylene glycol ethers (“PGE”) and butanediol (“BDO”), co-products styrene monomer (“styrene” or “SM”) and tertiary butyl alcohol (“TBA”) and its derivative, methyl tertiary butyl ether (“MTBE”), as well as toluene diisocyanate (“TDI”), which are collectively known as the Company’s intermediate chemicals and derivatives business.

The Company owns 70.5% of Equistar Chemicals, LP, a Delaware limited partnership (“Equistar”), which operates petrochemicals and polymers businesses. Millennium Chemicals Inc. (“Millennium”) owns the remaining 29.5% of Equistar. Equistar’s petrochemicals business manufactures and markets olefins, oxygenated products, aromatics and specialty products. Equistar’s olefins include ethylene, propylene and butadiene and its oxygenated products include ethylene oxide (“EO”) and its derivatives, ethylene glycol (“EG”), ethanol and MTBE. Equistar’s aromatics include benzene and toluene. Equistar’s polymers business manufactures and markets polyolefins, including high density polyethylene (“HDPE”), low density polyethylene (“LDPE”), linear low density polyethylene (“LLDPE”), polypropylene and performance polymers. Equistar’s performance polymers include enhanced grades of polyethylene such as wire and cable insulating resins, and polymeric powders.

The Company also owns 58.75% of LYONDELL-CITGO Refining LP, a Delaware limited partnership (“LCR”), which produces refined petroleum products, including gasoline, low sulfur diesel, jet fuel, aromatics and lubricants (“lube oils”). LCR sells its principal refined products primarily to CITGO Petroleum Corporation (“CITGO”), which owns the remaining 41.25% of LCR.

Additional Information Available

Lyondell was incorporated under the laws of Delaware in 1985. Its principal executive offices are located at 1221 McKinney Street, Suite 700, Houston, Texas 77010 (Telephone: (713) 652-7200). Lyondell’s website address is www.lyondell.com. Lyondell’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available free of charge through Lyondell’s website as soon as reasonably practicable after those reports are electronically filed with or furnished to the Securities and Exchange Commission. In addition, to ensure access to Lyondell’s governing documents, Lyondell provides copies of its Certificate of Incorporation, By-Laws, Business Ethics and Conduct Policy, Principles of Corporate Governance and the charters of each of the committees of its Board of Directors on its website, free of charge. Shareholders also may obtain a printed copy of any of these documents (excluding exhibits), free of charge, by writing to Lyondell’s Investor Relations Department at the address provided above. Information contained on Lyondell’s website or any other website is not incorporated into this Annual Report and does not constitute a part of this Annual Report.

Strategy

Guiding Principles

Lyondell’s products are basic chemicals and their derivatives that become building blocks for broadly used goods that are integrally linked to the global economy. These goods include clothing, packaging, construction and home building materials, household furnishings and automobile parts. Lyondell has built its enterprise around fundamental beliefs that, to be a successful competitor in the global chemical industry, the Company must have:

•	low-cost operations;

•	sustainable competitive advantage through technology or market position;

•	multi-national presence;

•	scale;

•	product line depth and breadth; and

•	financial flexibility, especially capital market liquidity.

Portfolio

Driven by these basic beliefs, Lyondell has assembled a balanced portfolio comprising three businesses that are integrated both operationally and financially. Each plays a strategic role in creating stakeholder value:

•	Lyondell (intermediate chemicals and derivatives business segment) is a leading global producer and marketer of PO and derivatives. It offers strength in process technology in an industry segment that it believes provides growth opportunities both domestically and internationally.

•	Equistar (petrochemicals and polymers business segments), a joint venture with Millennium, is a leading North American producer of ethylene, propylene and polyethylene. Large scale operations and the operational flexibility to use the lowest-cost raw materials provide Equistar with competitive advantages. These highly cyclical businesses are positioned to generate significant earnings and cash flow as the business cycle improves.

•	LCR (refining business segment), a joint venture with CITGO, is a major refiner of heavy crude oil under a supply contract that enables it to realize a predetermined margin on every barrel of oil it refines under the contract. A contractually stable business, LCR provides strong cash generation. See “LYONDELL-CITGO Refining LP—Raw Materials” for a description of the supply contract and the risks associated with the contract.

Spun-off from Atlantic Richfield Company (“ARCO”) in 1989, Lyondell remained relatively stable in size until the mid-1990s, when the Company began to focus on the strategic formation of the enterprise. Through a series of initiatives, Lyondell has grown into a global enterprise with more than $12 billion in assets under management, has acquired considerable intellectual capital and has built a talented, diverse employee base. These initiatives included:

•	creation of LCR as a joint venture with CITGO in 1993, with LCR growing to its present form as a result of the completion of a $1 billion upgrade of the refinery in 1997 that enabled the refinery to process very heavy crude oil from Venezuela;

•	formation of Equistar as a joint venture with subsidiaries of Millennium in 1997, with the addition of subsidiaries of Occidental Petroleum Corporation as partners in 1998;

•	acquisition of ARCO Chemical Company in 1998, which provided what is now the Company’s intermediate chemicals and derivatives business segment; and

•	sale of polyols assets to, and establishment of strategic PO alliances with, Bayer AG and Bayer Corporation (collectively, “Bayer”) in 2000.

From 1999 to present, Lyondell’s focus has been on solidifying the enterprise’s foundation through:

•	portfolio adjustments, including the 2002 acquisition by Lyondell of the partnership interests in Equistar owned by subsidiaries of Occidental Petroleum Corporation;

•	capacity rationalization;

•	organizational effectiveness, including the 2002 consolidation of Lyondell’s and Equistar’s management, sales and marketing activities;

•	the 2002 completion of a new world-scale BDO plant in The Netherlands using proprietary Lyondell PO-based technology;

•	strengthening of Lyondell’s Asian market position by enhancing its relationship with Sumitomo Chemical Co., Ltd. through the Nihon Oxirane Co., Ltd. joint venture;

•	construction of a world-scale PO/SM plant in The Netherlands with startup complete during the fourth quarter of 2003, through a joint venture with Bayer; and

•	construction of a pilot plant, which was mechanically complete in the fourth quarter of 2003. The pilot plant is scheduled to start up at Lyondell’s technology center in Newtown Square, Pennsylvania during the first half of 2004, and is designed to demonstrate one-step, direct-oxidation PO production without a co-product.

Operational Excellence

Through intense focus on Operational Excellence – the enterprise’s approach to continuous improvement in all aspects of its operations – Lyondell continually seeks to maximize the value of each of the businesses in its portfolio. The actions of the enterprise’s employees have led to:

•	safety performance in 2003 that was among the best in the industry and a third consecutive year of enterprise records for reliability and product quality;

•	significant reductions in fixed costs by establishing and extending shared services arrangements and consolidating the management structure of Lyondell and Equistar;

•	exit from or divestiture of non-strategic assets, including Lyondell’s non-core aliphatic diisocyanate assets and certain other specialty businesses;

•	improved operational efficiency by shifting production to lower-cost, more efficient sites and simplifying production scheduling;

•	reduced supply chain costs while improving customer service and responsiveness, such as through the implementation of CustomerXPRESS.com, an e-business initiative that enables customers to access information regarding their business with Lyondell and Equistar 24 hours a day, 7 days a week; and

•	steady improvement of capital utilization across the enterprise through actions such as inventory reduction and increased operational efficiency.

Business Focus

The Company’s businesses each focus on having low cost, reliable operations, with an underlying goal to take advantage of their areas of differentiation. In the intermediate chemicals and derivatives business segment, that differentiation takes the form of global presence and a leadership position in technology. At Equistar, the major emphasis is on maintaining low production costs. Equistar remains different from the industry based on Equistar’s ability to process crude oil-based liquid raw materials for a much greater percentage of its raw material requirements versus the industry. These crude oil-based raw materials historically have been cost-advantaged in comparison to natural gas liquids-based raw materials. LCR’s major advantage lies with its ability to process very heavy crude oil and its contractual supply relationship with Petróleos de Venezuela, S.A. (“PDVSA”), the national oil company of the Republic of Venezuela.

Financial Strategy

Lyondell’s financial strategy is designed to maximize value for all its key financial stakeholders as it seeks to:

•	maintain sufficient liquidity;

•	repay debt; and

•	achieve an investment-grade credit rating.

During industry trough conditions, liquidity has been a priority for Lyondell and has been achieved through a combination of Operational Excellence and a focus on sound financial management. During 2003, in addition to reducing costs and improving operating efficiency and capital utilization, Lyondell took important steps to enhance liquidity and manage debt maturities. Lyondell enhanced its liquidity by issuing 13.8 million shares of Lyondell’s common stock and issuing $325 million of senior secured notes, a portion of whose proceeds were used to pay down Lyondell’s bank term loans. Longer term, as industry conditions improve, the Lyondell business portfolio is designed to generate significant amounts of cash, which will be directed toward the repayment of debt. The Company’s goal is to improve its financial flexibility by achieving an investment grade credit rating, which the Company believes can be achieved following debt reduction and strengthening of the Company’s financial position.

Business Segments

The Company reports its results of operations in four segments: intermediate chemicals and derivatives; petrochemicals; polymers; and refining. The Company’s petrochemicals and polymers businesses are conducted through Equistar, and the Company’s refining business is conducted through LCR.

The following chart shows the organization of Lyondell, as well as 2003 sales revenues and primary products for Lyondell, Equistar and LCR.

Sales revenues shown above include sales to related parties. Sales revenues shown above for Equistar and LCR represent 100% of their sales revenues. For additional segment information for each of the years in the three-year period ended December 31, 2003, see Note 20 of Notes to Consolidated Financial Statements.

INTERMEDIATE CHEMICALS AND DERIVATIVES SEGMENT

Overview

Lyondell is a leading global manufacturer and marketer of intermediate chemicals and performance chemical products used in a broad range of consumer goods. The segment’s core product is PO, which is produced through two distinct technologies based on indirect oxidation processes that yield co-products. One process yields TBA as the co-product; the other yields SM as the co-product. The two technologies are mutually exclusive, necessitating that a manufacturing facility be dedicated either to PO/TBA or to PO/SM. The intermediate chemicals and derivatives business segment also includes numerous derivatives of PO and TBA. PG, PGE and BDO are among the derivatives of PO manufactured by Lyondell. MTBE is the principal derivative of TBA. Lyondell also manufactures and markets TDI.

In North America, the Company produces PO, TBA, PG and PGE at its Bayport (Pasadena), Texas plants and PO, SM, MTBE and BDO at its Channelview, Texas plants. The Bayport PO/TBA plants and the Channelview PO/SM I plant are owned by the U.S. PO manufacturing joint venture (the “U.S. PO Joint Venture”) between the Company and Bayer. The Channelview PO/SM II plant is owned by the Company together with unrelated equity investors. The Company produces TDI at its Lake Charles, Louisiana plant. In Europe, the Company produces PO, TBA, PG, PGE, BDO and MTBE at plants near Rotterdam, The Netherlands, and produces PO, TBA, PG and MTBE at a plant in Fos-sur-Mer, France. In Europe, Rhodia Intermédiaires (“Rhodia”) operates a TDI facility located in Pont de Claix, France on behalf of the Company. Additionally, a world-scale PO/SM plant located at Maasvlakte, near Rotterdam, The Netherlands, formerly referred to as the PO-11 project, began production late in the fourth quarter of 2003. Lyondell operates the Maasvlakte PO/SM plant, that is owned by a joint venture in which Lyondell has a 50% interest. In the Asia Pacific region, the Company has a 40% interest in Nihon Oxirane Co., Ltd. (“Nihon Oxirane”), a joint venture that operates a PO/SM plant in Chiba, Japan. See “Joint Ventures and Other Agreements.”

The Company estimates, based in part on published data, that worldwide demand for PO was approximately 11.2 billion pounds in 2003. Approximately 90% of that volume was consumed in the manufacture of three families of PO derivative products: polyols, glycols and ethers. The remainder was consumed in the manufacture of a growing segment of performance products, including BDO and its derivatives. The Company sells approximately 1.0 billion pounds of its annual capacity of PO in the merchant market and consumes the rest in the production of derivatives. PO sold in the merchant market accounted for approximately 14% of Lyondell’s total revenues in 2003, 13% in 2002 and 11% in 2001. PG principally is used to produce unsaturated polyester resins and also is used in certain food, cosmetic and pharmaceutical applications and in automotive coolants and aircraft deicers. PGE are used as lower toxicity solvents for paints, coatings and cleaners. BDO and its derivatives are utilized in the production of fibers, engineering plastics, pharmaceuticals, personal care products and high performance coatings.

TDI is used in the production of polyurethanes for flexible foam applications ranging from furniture, bedding and carpet underlay to transportation and packaging. TDI also is used in the manufacture of coatings, sealants, adhesives and elastomers. TDI accounted for less than 10% of Lyondell’s total revenues in 2003 and 2002 and approximately 11% of Lyondell’s total revenues in 2001.

SM is produced and traded worldwide for commodity and specialty polymer applications, such as polystyrene and unsaturated polyester resins, as well as various uses in the rubber industry. Based on published data, worldwide demand for SM in 2003 was approximately 50 billion pounds. SM accounted for approximately 18% of Lyondell’s total revenues in 2003, 15% in 2002 and 14% in 2001.

Lyondell converts most of its TBA to isobutylene, which is reacted with methanol to produce MTBE, an oxygenated gasoline blending component that increases octane and reduces automotive emissions. MTBE accounted for approximately 26% of Lyondell’s total revenues in 2003, 35% in 2002 and 38% in 2001.

Worldwide demand for MTBE in 2003 is estimated to have been approximately 415,000 to 455,000 barrels per day, based on published data. In the United States, the Clean Air Act Amendments of 1990 set minimum levels for oxygenates, such as MTBE, in gasoline sold in areas not meeting specified air quality standards, which increased demand for MTBE. However, the presence of MTBE in some water supplies in California and other states due to gasoline leaking from underground storage tanks and in surface water from recreational water craft has led to public concern about the use of MTBE. Certain U.S. states have banned the use of MTBE, while other U.S. federal and state governmental initiatives have sought either to rescind the oxygen requirement for reformulated gasoline or to restrict or also ban the use of MTBE. California, Connecticut and New York banned the use of MTBE, effective January 1, 2004. Lyondell’s North American MTBE sales represented approximately 17% of its total 2003 revenues. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Matters” for additional discussion regarding these U.S. federal and state initiatives and their potential impact on Lyondell.

The following table outlines the intermediate chemicals and derivatives business segment’s primary products, annual processing capacities as of January 1, 2004, and the primary uses for such products. Unless otherwise specified, annual processing capacities were calculated by estimating the number of days in a typical year that a production unit of a plant is expected to operate, after allowing downtime for regular maintenance, and multiplying that number by an amount equal to the unit’s optimal daily output based on the design raw material mix. Because the processing capacity of a production unit is an estimated amount, actual production volumes may be more or less than capacities set forth below. Capacities shown include 100% of the capacity of joint venture facilities.

Product	Annual Capacity	Primary Uses
Propylene Oxide (PO)	4.5 billion pounds (a)	PO is a key component of polyols, PG, PGE and BDO.

Propylene Glycol (PG)	960 million pounds	PG is used to produce unsaturated polyester resins for bathroom fixtures and boat hulls; lower toxicity antifreeze, coolants and aircraft deicers; and cosmetics and cleaners.

Propylene Glycol Ethers (PGE)	300 million pounds	PGE are used as lower toxicity solvents for paints, coatings and cleaners.

Butanediol (BDO)	395 million pounds	BDO is used in the manufacture of engineering resins, films, personal care products, pharmaceuticals, coatings, solvents and adhesives.

Toluene Diisocyanate (TDI)	574 million pounds (b)	TDI is combined with polyols to produce flexible foam for automotive seating and home furnishings.

Styrene Monomer (SM)	5.0 billion pounds (c)	SM is used to produce plastics, such as expandable polystyrene for packaging, foam cups and containers, insulation products and durables and engineering resins.

Methyl Tertiary Butyl Ether (MTBE)	897 million gallons (58,500 barrels/day)	MTBE is a gasoline component for reducing emissions in reformulated gasolines and enhancing octane value.

(a)	Includes: 100% of the 385 million pounds of capacity of Nihon Oxirane, a joint venture of which the Company owns 40%; approximately 1.6 billion pounds of capacity that represents Bayer’s share of PO production from the Channelview PO/SM I plant and the Bayport, Texas PO/TBA plants under the U.S. PO Joint Venture; and 100% of the 625 million pounds of capacity of the Maasvlakte PO/SM plant, which began production during the fourth quarter of 2003 and is owned by the European PO Joint Venture with Bayer, as to which the Company has the right to 50% of the production. See “Joint Ventures and Other Agreements.”
(b)	Includes approximately 274 million pounds of average annual TDI capacity at Lyondell’s plant in Pont de Claix, France, which is operated by Rhodia. See “Joint Ventures and Other Agreements.”
(c)	Includes: approximately 1.1 billion pounds of SM production from the Channelview PO/SM II plant that is committed to unrelated equity investors under long-term processing agreements; 100% of the 830 million pounds of capacity of Nihon Oxirane, of which the Company owns 40%; and 100% of the 1.4 billion pounds of capacity of the Maasvlakte PO/SM plant, which began production during the fourth quarter of 2003 and is owned by the European PO Joint Venture with Bayer, as to which the Company has the right to 50% of the production. See “Joint Ventures and Other Agreements.”

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

The Company’s raw material suppliers include Equistar, which is a leading producer of propylene, ethylene and benzene and is expected to be the major supplier of these raw materials to Lyondell’s U.S. business in 2004. See Note 5 of Notes to Consolidated Financial Statements.

In December 2002, the Company entered into an agreement with Methanex Corporation (“Methanex”) for Methanex to become the exclusive supplier of the Company’s worldwide methanol raw material requirements. The agreement provides supplies of methanol at cost-based prices and is being phased-in over time beginning in 2003 and extending through 2009. Methanex has an option to extend the agreement for an additional three-year period.

The intermediate chemicals and derivatives business segment is a large volume consumer of isobutane for chemical production. The Company has invested in facilities, or entered into processing agreements with unrelated parties, to convert the widely available commodity, normal butane, to isobutane. The segment also is a large consumer of oxygen for its PO/TBA plants at Bayport, Texas; Botlek (Rotterdam), The Netherlands; and Fos-sur-Mer, France.

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

Marketing and Sales

In 2003, most of the segment’s revenues were derived from sales to, or processing agreements with, unrelated parties. In 2003, no single customer accounted for 10% or more of Lyondell’s total revenues.

The intermediate chemicals and derivatives business segment produces and delivers products through sales agreements, processing agreements and spot sales as well as product exchanges. Production levels at Lyondell’s PO/SM and PO/TBA co-product production facilities are determined by the demand for PO and PO derivatives. The resulting production levels of co-products SM and MTBE thus depend primarily on the demand for PO and PO derivatives and secondarily on the relative market demand for SM and MTBE and the operational flexibility of Lyondell’s multiple production facilities in meeting this demand.

Lyondell purchases SM and MTBE for resale, when necessary, to satisfy customer demand for these co-products above co-product production levels. Lyondell also purchased SM for resale to satisfy its contract customer requirements prior to commissioning its new PO/SM plant in The Netherlands in the fourth quarter of 2003. Volumes of SM and MTBE purchases made for resale can vary significantly from period to period. However, purchased volumes have not historically had a significant impact on profitability. Conversely, when co-product production levels exceed contract customer demand, Lyondell sells such SM or MTBE in the spot market.

The segment has a number of multi-year PO processing (or tolling) and sales agreements in an effort to mitigate the adverse impact of competitive factors and economic business cycles on demand for the segment’s PO. In addition, Bayer’s ownership interest in the U.S. PO Joint Venture represents ownership of an in-kind portion of the PO production of the U.S. PO Joint Venture. Bayer also has the right to 50% of the production of the Maasvlakte PO/SM plant. See “Joint Ventures and Other Agreements.”

The majority of the segment’s PO derivatives are sold through market-based sales contracts under annual or multi-year arrangements.

Lyondell sells most of its SM production into the North American and European merchant markets and to Asian and South American export markets through long-term sales contracts and processing agreements. See “Joint Ventures and Other Agreements.”

The Company sells its MTBE production under market-based sales agreements and in the spot market. During 2002 and prior years, the Company sold MTBE pursuant to a take-or-pay MTBE sales contract with ARCO, now wholly owned by BP p.l.c. (“BP”). Sales pursuant to this contract represented approximately 14% of Lyondell’s 2002 worldwide MTBE sales volumes. The contract, which provided for formula-based prices that were significantly higher than market prices, expired December 31, 2002. For additional discussion regarding the effects of the expiration of the MTBE sales contract with BP, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Pursuant to agreements with Methanex, all of Lyondell’s methanol sales agreements with third parties were terminated on December 31, 2003. Subject to product availability and market conditions, the Company intends to shutdown its methanol production during 2004. Methanex will purchase 100% of any methanol produced by Lyondell during 2004.

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

For geographic data, see Note 20 of Notes to Consolidated Financial Statements.

Joint Ventures and Other Agreements

On March 31, 2000, Lyondell contributed its Channelview, Texas PO/SM I plant and its Bayport, Texas PO/TBA plants to the U.S. PO Joint Venture. Bayer’s ownership interest in the U.S. PO Joint Venture represents ownership of an in-kind portion of the PO production. Bayer’s share of PO production from the U.S. PO Joint Venture increases from approximately 1.5 billion pounds in 2003 to approximately 1.6 billion pounds annually in 2004 and thereafter. Lyondell takes in-kind the remaining PO production and all co-product (SM and TBA) production from the U.S. PO Joint Venture. As part of the transaction, Lyondell and Bayer also formed a separate joint venture (the “PO Technology Joint Venture”) through which Bayer was granted a non-exclusive and non-transferable right to use certain PO technology in the U.S. PO Joint Venture. Under the terms of the operating and logistics agreements, Lyondell operates the U.S. PO Joint Venture plants and arranges and coordinates the logistics of PO delivery from the plants. Lyondell and Bayer also formed a separate joint venture (the “European PO Joint Venture”) for the construction and ownership of the Maasvlakte PO/SM plant near Rotterdam, The Netherlands, which began production late in the fourth quarter of 2003. Lyondell and Bayer each have a 50% share in the European PO Joint Venture, pursuant to which they each will take in-kind 50% of the PO and SM production of the European PO Joint Venture. Lyondell and Bayer do not share marketing or product sales under either the U.S. PO Joint Venture or the European PO Joint Venture.

Lyondell’s PO/SM II plant at the Channelview, Texas complex is owned by the Company together with unrelated equity investors. The Company retains a majority interest in the PO/SM II plant and is the operator of the plant. A portion of the SM output of the PO/SM II plant is committed to the unrelated equity investors under long-term processing agreements. As of December 31, 2003, the Company had 1.1 billion pounds of SM capacity, or 22% of its worldwide capacity, committed to unrelated equity investors under long-term processing arrangements.

Lyondell has a 40% equity interest in Nihon Oxirane, a joint venture in Japan with Sumitomo Chemical Co., Ltd. (“Sumitomo”). Since 1976, Nihon Oxirane has operated a PO/SM plant in Chiba, Japan. In March 2003, Lyondell and Sumitomo completed a restructuring of their Nihon Oxirane joint venture, including the sale by Lyondell to Sumitomo of a 10% interest in the joint venture, reducing Lyondell’s interest in Nihon Oxirane from 50% to 40%. The governance of the joint venture remains substantially unchanged. The agreements also include provisions for the cross licensing of certain technology rights, construction of a new PG plant by Nihon Oxirane, and changes in operations agreed to by the partners to expand Nihon Oxirane’s market position in Asia for PO and PG and to improve Nihon Oxirane’s cost structure. In addition, under the new agreements, a PO plant in Chiba, Japan constructed by Sumitomo and which began production in the second quarter of 2003 is expected to be transferred to Nihon Oxirane by 2006.

In June 2000, Lyondell entered into agreements with Rhodia for the design and construction of an expansion to Rhodia’s TDI facility at Pont de Claix, France, to be operated by Rhodia on behalf of Lyondell. The facility was completed in 2002 and is designed to have an average annual production capacity of 274 million pounds of TDI. The facility is operated by Rhodia under an operating agreement, which extends through March 31, 2016. Rhodia is responsible for providing all raw materials required for the TDI production, except toluene, toluene diamine (“TDA”) and carbon monoxide. The TDI produced at the Pont de Claix facility is marketed principally in Europe, the Middle East, Africa and Asia. Lyondell purchases TDA from Rhodia’s plant in Lille, France pursuant to an agreement that expires December 31, 2005. Under the agreement, Lyondell can purchase up to a maximum of approximately 70 million pounds of TDA per year. The TDA that Lyondell purchases from the Lille plant is used in the production of the TDI at the Pont de Claix plant.

Competition and Industry Conditions

Competition within the intermediate chemicals and derivatives business is significant and is based on a variety of factors, including product quality and price, reliability of supply, technical support, customer service and potential substitute materials. Profitability in this segment is affected by the worldwide level of demand along with vigorous price competition, which may intensify due to, among other things, new industry capacity. Demand is a function of economic growth in the United States and elsewhere in the world, which fluctuates. It is not possible to predict accurately the changes in raw material costs, market conditions and other factors that will affect industry profitability in the future. Capacity share figures for this segment and its competitors, discussed below, are based on completed production facilities and, where appropriate, include the full capacity of joint venture facilities and certain long-term supply agreements.

The Company’s major worldwide PO competitors are The Dow Chemical Company (“Dow”) and Shell Chemical Company (“Shell”). Based on published data regarding PO capacity, including the total capacity of Nihon Oxirane, the U.S. PO Joint Venture and the European PO Joint Venture, the Company believes it is the largest producer of PO worldwide, with approximately 32% of the total worldwide capacity for PO.

Approximately 2.5 billion pounds of new industry PO capacity, or approximately 22%, has been added from 1999 to 2003, primarily in Europe and Singapore. Shell and BASF AG (“BASF”), as 50/50 partners, began production in the third quarter of 1999 at a PO/SM plant in The Netherlands with a PO capacity of 550 million pounds and began production in the third quarter of 2002 at a PO/SM plant in Singapore with a PO capacity of 550 million pounds. Repsol YPF, S.A. started up its second PO/SM plant in Spain, with a capacity of 330 million pounds of PO, in the first quarter of 2000. In addition, the Maasvlakte PO/SM plant, near Rotterdam, The Netherlands, began production late in the fourth quarter of 2003. Its 625 million pounds of PO capacity represents approximately 5% of worldwide capacity. The Company also is cooperating with Sumitomo on the commercialization of new PO technology, including Sumitomo’s new plant in Chiba, Japan, which has a PO capacity of 440 million pounds and began production in the second quarter of 2003.

From 2004 to 2006, PO capacity expansion is expected to be limited to the start up by Shell of a new PO/SM plant at its Nanhai, China complex in 2006, with a PO capacity of 550 million pounds. PO and derivatives markets continue to be adversely affected by excess capacity as a result of capacity additions, which have not yet been fully absorbed by demand growth.

The Company both manufactures and has long-term tolling agreements for TDI. The Company competes with several TDI producers worldwide, including BASF, Bayer and Dow. Based on published data regarding TDI capacity and including the TDI capacity operated by Rhodia on behalf of the Company, the Company believes it is the third largest producer of TDI worldwide and has approximately 15% of total worldwide capacity.

The Company competes with many MTBE producers worldwide, the most significant of which is Saudi Arabia Basic Industries Corp. (“SABIC”). Based on published data regarding MTBE capacity, the Company believes that it is one of the largest producers of MTBE worldwide. MTBE also faces competition from substitute products such as ethanol as well as other octane components. See “Risk Factors That May Affect Lyondell and Its Joint Ventures—Environmental Matters” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Matters.”

The Company competes with many SM producers worldwide, among which are BASF, BP, Dow, NOVA Chemicals Corporation, Shell and TotalFinaElf. Based on published data regarding SM capacity, the Company believes that it is one of the largest producers of SM worldwide.

Properties

The Company leases its corporate offices located in Houston, Texas. Lyondell also maintains a leased research facility in Newtown Square, Pennsylvania. The Company’s European headquarters and regional customer service center for Europe, the Middle East and Africa are located in leased facilities in Rotterdam, The Netherlands, and its Asia Pacific headquarters are located in leased facilities in Hong Kong.

Depending on location and market needs, the Company’s production facilities can receive primary raw materials by pipeline, railcar, truck, barge or ship and can deliver finished products by pipeline, railcar, truck, barge, isotank, ship or in drums. The Company charters ships, owns and charters barges and leases isotanks and railcars for the dedicated movement of products between plants, products to customers or terminals, or raw materials to plants, as necessary. The Company leases liquid and bulk storage and warehouse facilities at terminals in the Americas, Europe and the Asia Pacific region. In the Rotterdam outer harbor area, the Company owns and operates a butane storage tank, propylene spheres, pipeline connections and a jetty that accommodates deep-draft vessels.

The principal manufacturing facilities of the segment are set forth below. These facilities are wholly owned by Lyondell unless otherwise noted.

Location	Principal Products
Bayport (Pasadena), Texas (a)*	PO, PG, PGE, TBA
Channelview, Texas (a)(b)*	PO, BDO, SM, MTBE
Lake Charles, Louisiana *	TDI
Fos-sur-Mer, France (c)	PO, PG, TBA, MTBE
Pont de Claix, France (d)	TDI
Botlek, Rotterdam, The Netherlands (c)	PO, PG, PGE, TBA, MTBE, BDO
Maasvlakte (near Rotterdam), The Netherlands (e)	PO, SM
Chiba, Japan (f)	PO, SM

*	The portions of the facility owned by Lyondell are mortgaged as collateral for Lyondell’s credit facility, senior secured notes and debentures.
(a)	The Bayport PO/TBA plants and the Channelview PO/SM I plant are held by the U.S. PO Joint Venture between Bayer and the Company.
(b)	Unrelated equity investors hold a minority ownership interest in the PO/SM II plant at Lyondell’s Channelview facility.
(c)	The land is leased.
(d)	The land is leased by Rhodia and certain assets are owned by the Company.

(e)	The land is leased. The Maasvlakte PO/SM plant is held by the European PO Joint Venture between Bayer and the Company.
(f)	The PO/SM plant located in Chiba, Japan is owned by Nihon Oxirane, a joint venture of which the Company owns a 40% interest.

Research and Technology; Patents and Trademarks

Lyondell conducts research and development principally at its Newtown Square, Pennsylvania technical center. The Company’s research and development expenditures were $37 million in 2003, $30 million in 2002 and $32 million in 2001, all of which were expensed as incurred. The increased expenditures from 2002 to 2003 primarily related to the 2003 construction of a pilot plant that is designed to demonstrate one-step, direct oxidation PO production.

The Company maintains an extensive patent portfolio related to its intermediate chemicals and derivatives business, and continues to file new patent applications in the United States and other countries. As of December 31, 2003, Lyondell owned approximately 335 United States patents and approximately 895 worldwide patents. Lyondell has numerous trademark and trademark registrations in the United States and other countries, including the Lyondell logo. The Company does not regard its business as being materially dependent upon any single patent or trademark.

Employee Relations

On January 1, 2004, Lyondell had approximately 3,350 full-time employees, approximately 2,285 of whom were located in the United States, approximately 1,000 of whom were located in Europe, approximately 50 of whom were located in Asia and approximately 15 of whom were located in Latin America. As of January 1, 2004, approximately 18% of the U.S. employees were represented by labor unions. Lyondell also uses the services of independent contractors in the routine conduct of its business. The Company believes its relations with its employees are good.

Equistar, the operations of which are managed by Lyondell, employed approximately 3,165 full-time employees as of January 1, 2004. LCR employed approximately 920 full-time employees as of January 1, 2004. See “Equistar Employee Relations” and “LYONDELL-CITGO Refining LP—Employee Relations.”

EQUISTAR CHEMICALS, LP

Management of Equistar

Equistar is a limited partnership organized under the laws of the State of Delaware. Each owner holds its interest in Equistar through wholly owned subsidiaries, one of which serves as a general partner of Equistar and one or more of which serves as a limited partner. From May 1998 until August 2002, Equistar’s owners were subsidiaries of each of Lyondell, Millennium and Occidental Petroleum Corporation (together with its subsidiaries and affiliates, collectively “Occidental”), with Lyondell owning a 41% interest in Equistar, and each of Millennium and Occidental owning a 29.5% interest in Equistar. On August 22, 2002, Lyondell purchased Occidental’s 29.5% interest in Equistar. As a result, Lyondell owns a 70.5% interest in Equistar, and Millennium owns the remaining 29.5% interest in Equistar. Lyondell and Equistar have an agreement (the “Shared Services Agreement”) to share office space and utilize shared services over a broad range of services. See “Agreements Between Lyondell and Equistar” for more information regarding transactions between Lyondell and Equistar.

The Amended and Restated Partnership Agreement of Equistar (the “Equistar Partnership Agreement”) governs, among other things, ownership, cash distributions, capital contributions and management of Equistar. The Equistar Partnership Agreement provides that Equistar is governed by a Partnership Governance Committee, consisting of six representatives, three appointed by each general partner. Matters requiring approval by at least two of the three representatives of each of Lyondell and Millennium include changes in the scope of Equistar’s business, the five-year strategic plan (and annual updates thereof), the sale or purchase of assets or capital expenditures of more than $30 million not contemplated by the strategic plan, capital contributions to Equistar by Equistar’s owners over certain amounts, merging or combining with another business and certain other matters. All decisions of the Partnership Governance Committee that do not require at least two of the three representatives of each of Lyondell and Millennium may be made by Lyondell’s representatives alone, except in situations where Lyondell has a conflict. In situations where Lyondell has a conflict, decisions are made by the representatives of Millennium. The day-to-day operations of Equistar are managed by the officers of Equistar. Dan F. Smith, the President and Chief Executive Officer of Lyondell, also serves as Chief Executive Officer of Equistar.

EQUISTAR PETROCHEMICALS SEGMENT

Overview

Petrochemicals are fundamental to many segments of the economy, including the production of consumer products, housing and automotive components and other durable and nondurable goods. Equistar produces a variety of petrochemicals, including olefins, oxygenated products, aromatics and specialty products, at eleven facilities located in five states. Olefins include ethylene, propylene and butadiene. Oxygenated products include EO and derivatives, EG, ethanol and MTBE. Aromatics produced include benzene and toluene. Equistar’s petrochemical products are used to manufacture polymers and intermediate chemicals, which are used in a variety of consumer and industrial products. Ethylene is the most significant petrochemical in terms of worldwide production volume and is the key building block for polyethylene and a large number of other chemicals, plastics and synthetics.

The Chocolate Bayou, Corpus Christi and two Channelview, Texas olefins plants use crude oil-based liquid raw materials, including naphtha, condensates and gas oils, to produce ethylene. The use of crude oil-based liquid raw materials results in the production of a significant amount of co-products such as propylene, butadiene, benzene and toluene, and specialty products, such as dicyclopentadiene (“DCPD”), isoprene, resin oil and piperylenes. Based upon independent surveys, management believes that its Channelview facility is one of the lowest cash production cost olefins facilities in the United States. Equistar’s Morris, Illinois; Clinton, Iowa; Lake Charles, Louisiana; and LaPorte (Deer Park), Texas plants are designed to consume primarily natural gas liquids, including ethane, propane and butane (collectively “NGLs”), to produce ethylene with some co-products such as propylene. The Corpus Christi and Channelview plants also may consume NGL’s to produce ethylene, depending upon the relative economic advantage of the alternative raw materials. A comprehensive pipeline system connects the Gulf Coast plants with major olefins customers. Raw materials are sourced both internationally and domestically and are shipped via vessel and pipeline. Equistar’s Lake Charles, Louisiana facility has been idled since the first quarter of 2001, pending sustained improvement in market conditions. Olefins accounted for approximately 56% of Equistar’s total revenues in 2003, 59% in 2002 and 60% in 2001.

Equistar produces EO and its primary derivative, EG, at its Bayport facilities located in Pasadena, Texas and through a 50/50 joint venture with DuPont in Beaumont, Texas. The Bayport facility also produces other derivatives of EO, principally ethylene glycol ethers and ethanolamines. EG is used in antifreeze, polyester fibers, resins and films. EO and its derivatives are used in many consumer and industrial end uses, such as detergents and surfactants, brake fluids and polyurethane seating and bedding foams.

Equistar produces synthetic ethanol at its Tuscola, Illinois plant by a direct hydration process that combines water and ethylene. Equistar also owns and operates a facility in Newark, New Jersey for denaturing ethanol by the addition of certain chemicals. In addition, Equistar produces small volumes of diethyl ether, a by-product of its ethanol production, at its Tuscola facility. These ethanol products are ingredients in various consumer and industrial products, as described more fully in the table below.

The following table outlines Equistar’s primary petrochemical products, annual processing capacity as of January 1, 2004, and the primary uses for such products. Unless otherwise specified, annual processing capacity was calculated by estimating the number of days in a typical year that a production unit of a plant is expected to operate, after allowing for downtime for regular maintenance, and multiplying that number by an amount equal to the unit’s optimal daily output based on the design raw material mix. Because the processing capacity of a production unit is an estimated amount, actual production volumes may be more or less than the capacities set forth below. Capacities shown represent 100% of the capacity of Equistar, of which Lyondell owns 70.5%.

Product	Annual Capacity	Primary Uses
OLEFINS:
Ethylene	11.6 billion pounds (a)	Ethylene is used as a raw material to manufacture polyethylene, EO, ethanol, ethylene dichloride and ethylbenzene.

Propylene	5 billion pounds (a)(b)	Propylene is used to produce polypropylene, acrylonitrile and propylene oxide.

Butadiene	1.2 billion pounds	Butadiene is used to manufacture styrene-butadiene rubber and polybutadiene rubber, which are used in the manufacture of tires, hoses, gaskets and other rubber products. Butadiene is also used in the production of paints, adhesives, nylon clothing, carpets, paper coatings and engineered plastics.

OXYGENATED PRODUCTS:
Ethylene Oxide (EO)	1.1 billion pounds EO equivalents; 400 million pounds as pure EO (c)	EO is used to produce surfactants, industrial cleaners, cosmetics, emulsifiers, paint, heat transfer fluids and ethylene glycol.

Ethylene Glycol (EG)	1 billion pounds (c)	EG is used to produce polyester fibers and film, polyethylene terephthalate (“PET”) resin, heat transfer fluids and automobile antifreeze.

Ethylene Oxide Derivatives	225 million pounds	EO derivatives include ethylene glycol ethers and ethanolamines, and are used to produce paint and coatings, polishes, solvents and chemical intermediates.

Ethanol	50 million gallons	Ethanol is used in the production of solvents as well as household, medicinal and personal care products.

MTBE	284 million gallons (18,500 barrels/day) (d)	MTBE is a gasoline component for reducing emissions in reformulated gasolines and enhancing octane value.

AROMATICS:
Benzene	310 million gallons	Benzene is used to produce styrene, phenol and cyclohexane. These products are used in the production of nylon, plastics, synthetic rubber and polystyrene. Polystyrene is used in insulation, packaging and drink cups.

Toluene	66 million gallons	Toluene is used as an octane enhancer in gasoline, as a chemical raw material for benzene and/or paraxylene production, and a core ingredient in TDI, a compound used in urethane production.

SPECIALTY PRODUCTS:
Dicyclopentadiene (DCPD)	130 million pounds	DCPD is a component of inks, adhesives and polyester resins for molded parts such as tub and shower stalls and boat hulls.

Isoprene	145 million pounds	Isoprene is a component of premium tires, adhesive sealants and other rubber products.

Resin Oil	150 million pounds	Resin oil is used in the production of hot-melt adhesives, inks, sealants, paints and varnishes.

Piperylenes	100 million pounds	Piperylenes are used in the production of adhesives, inks and sealants.

Alkylate	337 million gallons (e)	Alkylate is a premium gasoline blending component used by refiners to meet Clean Air Act standards for reformulated gasoline.

(a)	Includes 850 million pounds/year of ethylene capacity and 200 million pounds/year of propylene capacity at Equistar’s Lake Charles, Louisiana facility. Equistar’s Lake Charles facility has been idled since the first quarter of 2001, pending sustained improvement in market conditions.
(b)	Does not include refinery-grade material or production from the product flexibility unit at Equistar’s Channelview facility, which can convert ethylene and other light petrochemicals into propylene. This facility has an annual processing capacity of one billion pounds per year of propylene.
(c)	Includes 350 million pounds/year of EO equivalents capacity and 400 million pounds/year of EG capacity at the Beaumont, Texas facility, which represents Equistar’s 50% of the total EO equivalents capacity and EG capacity, respectively, at the facility. The Beaumont, Texas facility is owned by PD Glycol, a partnership owned 50% by Equistar and 50% by DuPont.
(d)	Includes up to 44 million gallons/year of capacity processed by Equistar for LCR and returned to LCR.
(e)	Includes up to 172 million gallons/year of capacity processed by Equistar for LCR and returned to LCR.

Raw Materials

The raw materials cost for olefins production is the largest component of total cost for the petrochemicals business. The primary raw materials used in the production of olefins are crude oil-based liquids (also referred to as “heavy raw materials”) and NGLs (also referred to as “light raw materials”). Crude oil-based liquids generally are delivered by ship or barge. NGLs are delivered to Equistar’s facilities primarily via pipeline.

Olefins plants with the flexibility to consume a wide range of raw materials historically have had lower variable costs than olefins plants that are restricted in their raw material processing capability to NGLs. Crude oil-based liquids have had an historical cost advantage over NGLs such as ethane and propane, assuming the co-products were recovered and sold. Facilities using crude oil-based liquids historically have generated, on average, approximately four cents of additional variable margin per pound of ethylene produced compared to facilities restricted to using ethane. This margin advantage is based on an average of historical data over a period of years and is subject to short-term fluctuations, which can be significant. For example, during the first quarter of 2003, when crude oil prices rose sharply in anticipation of the war in Iraq, the advantage was significantly reduced. However, the advantage rebounded strongly in the second quarter of 2003, bringing the 2003 yearly average back to historical levels. Equistar has the capability to realize this margin advantage due to its ability to process crude oil-based liquids at the Channelview, Corpus Christi and Chocolate Bayou facilities. Equistar temporarily idled its LaPorte ethylene facility from June 2003 to August 2003 to lower its average cost of U.S. ethylene production by taking advantage of unused production capacity at its Channelview, Corpus Christi and Chocolate Bayou facilities, which can process crude oil-based liquids.

The Channelview facility is particularly flexible because it can range from processing all crude oil-based liquids to processing a majority of NGLs. The Corpus Christi plant can range from processing predominantly crude oil-based liquids to processing predominantly NGLs. The Chocolate Bayou facility processes 100% crude oil-based liquids. Equistar’s LaPorte facility can process natural gasoline and NGLs, including heavier NGLs such as butane. Equistar’s three other olefins facilities process only NGLs.

As described above, Equistar believes that its raw material flexibility is a key advantage in the production of olefins. As a result, although the majority of Equistar’s crude oil-based liquids requirements are purchased via contractual arrangements from a variety of domestic and international sources, Equistar also purchases crude oil-based liquids on the spot market from domestic and international sources in order to maintain its raw material flexibility and to take advantage of raw material pricing opportunities. Similarly, Equistar purchases a majority of its NGLs requirements via contractual arrangements from a variety of sources, but also purchases NGLs on the spot market. Equistar also obtains a portion of its crude oil-based liquids requirements from LCR at market-related prices. Equistar purchases all of its methanol requirements from Lyondell at cost-based prices. Also, Equistar purchases large amounts of natural gas to be used as energy for consumption in its business via market-based contractual arrangements with a variety of sources.

The raw materials for Equistar’s petrochemicals segment are, in general, commodity crude oil-based liquids and NGLs with numerous bulk suppliers and ready availability at competitive prices. Historically, raw material availability has not been an issue for Equistar’s petrochemicals business segment. For additional discussion regarding the effects of raw material pricing on recent operating performance, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Marketing and Sales

Ethylene produced by the Clinton and Morris facilities generally is consumed as a raw material by the polymers operations at those sites, or is transferred to Tuscola from Morris by pipeline for the production of ethanol. Ethylene produced by Equistar’s LaPorte facility is consumed as a raw material by Equistar’s polymers operations and Millennium’s vinyl acetate operations in LaPorte and also is distributed by pipeline for other internal uses and to third parties. Ethylene and propylene produced at the Channelview, Chocolate Bayou, Corpus Christi and Lake Charles olefins plants generally are distributed by pipeline or via exchange agreements to Equistar’s Gulf Coast polymer and EO/EG facilities as well as to Equistar’s affiliates and unrelated parties. Equistar’s Lake Charles facility has been idled since the first quarter of 2001, pending sustained improvement in market conditions. For the year ended December 31, 2003, approximately 70% of Equistar’s ethylene, based on sales dollars, was sold to Equistar’s polymers or oxygenated products businesses or sold to Equistar’s owners and their affiliates at market-related prices. In addition, Equistar also had significant ethylene sales to Occidental Chemical Corporation (a subsidiary of Occidental, which is the beneficial owner of approximately 25% of Lyondell) during 2003 pursuant to a long-term ethylene supply agreement.

Equistar sells a majority of its olefins products to customers with whom it has had long-standing relationships. These sales generally are made under written agreements that typically provide for monthly negotiation of price; customer purchases of a specified minimum quantity; and three- to six-year terms with automatic one- or two-year term extension provisions. Some contracts may be terminated early if deliveries have been suspended for several months. No single petrochemicals customer accounted for 10% or more of Equistar’s total revenues in 2003.

EO and EG typically are sold under three- to five-year contracts, with monthly pricing based on market conditions. Lyondell provides sales services for Equistar outside of North America for EO derivatives. Glycol ethers are sold primarily into the solvent and distributor markets at market prices, as are ethanolamines and brake fluids. Ethanol and ethers primarily are sold under one-year contracts at market prices.

Equistar licenses MTBE technology under a license from a subsidiary of Lyondell and sells a significant portion of MTBE produced at one of its two Channelview units to Lyondell at market-related prices. The production from the second unit is processed by Equistar and returned to LCR for gasoline blending. MTBE produced at Chocolate Bayou is sold at market-related prices to Lyondell for resale.

Equistar sells most of its aromatics production under contracts that have initial terms ranging from one to three years and that typically contain automatic one-year term extension provisions. These contracts provide for monthly price adjustments based upon market prices. Benzene produced by LCR is sold directly to Equistar at market-related prices. Equistar serves as LCR’s sole agent to market toluene produced by LCR and receives a marketing fee for such services.

Equistar at times purchases ethylene, propylene, benzene and butadiene for resale, when necessary, to satisfy customer demand for these products above production levels. Volumes of ethylene, propylene, benzene and butadiene purchased for resale can vary significantly from period to period. However, purchased volumes do not have a significant impact on profitability.

Most of the ethylene and propylene production of the Channelview, Chocolate Bayou, Corpus Christi, La Porte and Lake Charles facilities is shipped via a 1,430-mile pipeline system which has connections to numerous Gulf Coast ethylene and propylene consumers. This pipeline system, some of which is owned and some of which is leased by Equistar, extends from Corpus Christi to Mont Belvieu to Port Arthur, Texas as well as around the Lake Charles, Louisiana area. In addition, exchange agreements with other olefins producers allow access to customers who are not directly connected to Equistar’s pipeline system. Some ethylene is shipped by railcar from Clinton, Iowa to Morris, Illinois. A pipeline owned and operated by an unrelated party is used to transport ethylene from Morris, Illinois to Tuscola, Illinois. Some propylene is shipped by ocean-going vessel. Ethylene oxide is shipped by railcar, and its derivatives are shipped by railcar, truck, isotank or ocean-going vessel. Butadiene, aromatics and other petrochemicals are distributed by pipeline, railcar, truck, barge or ocean-going vessel.

In 2003, Equistar entered into a long-term propylene supply arrangement with a subsidiary of Sunoco, Inc. Beginning in April 2003, Equistar supplies 700 million pounds of propylene annually to Sunoco, with a majority of the propylene to be supplied under a cost-based formula and the balance to be supplied on a market-related basis. This 15-year supply arrangement replaces a previous contract under which Equistar supplied 400 million pounds of propylene annually to Sunoco at market-related prices. For additional discussion regarding the transactions with Sunoco, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Competition and Industry Conditions

The bases for competition in Equistar’s petrochemicals products are price, product quality, product deliverability, reliability of supply and customer service. Equistar competes with other large domestic producers of petrochemicals, including BP, Chevron Phillips Chemical Company LP (“ChevronPhillips”), Dow, Enterprise Products Partners L.P., Exxon Mobil Corporation (“ExxonMobil”), Huntsman Chemical Company (“Huntsman”) and Shell. Industry consolidation, including the combinations of British Petroleum and Amoco, Exxon and Mobil, and Dow and Union Carbide and the formation of ChevronPhillips, has brought North American production capacity under the control of fewer, although larger and stronger, competitors.

Equistar’s combined rated ethylene capacity at January 1, 2004 was approximately 11.6 billion pounds per year, or approximately 15% of total North American production capacity. Based on published rated production capacities, Equistar believes it is the second largest producer of ethylene in North America. North American ethylene rated capacity at January 1, 2004 was approximately 78 billion pounds per year. Approximately 77% of the total ethylene production capacity in North America is located along the Gulf Coast.

Petrochemicals profitability is affected by raw materials costs and the level of demand for petrochemicals and their derivatives, along with vigorous price competition among producers which may intensify due to, among other things, the addition of new capacity. Ethylene markets continue to be affected by excess capacity as a result of previous capacity additions, which have not yet been fully absorbed due to weak demand growth over the last three years. However, with the shut down of two of Dow’s Gulf Coast olefins plants in 2003 and improving demand as worldwide economic growth recovers, operating rates have begun to improve. In general, demand is a function of economic growth in the United States and elsewhere in the world, which fluctuates. It is not possible to accurately predict the changes in raw material costs, market conditions and other factors that will affect petrochemical industry profitability in the future. The petrochemicals industry historically has experienced significant volatility in profitability due to fluctuations in capacity utilization. Equistar’s other major commodity chemical products also experience cyclical market conditions similar to, although not necessarily coincident with, those of olefins.

EQUISTAR POLYMERS SEGMENT

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

Equistar manufactures polyethylene using a variety of technologies at five facilities in Texas and at its Morris, Illinois and Clinton, Iowa facilities. The Morris and Clinton facilities enjoy a freight cost advantage over Gulf Coast producers in delivering products to customers in the U.S. Midwest and on the East Coast of the United States. Polyethylene accounted for approximately 28% of Equistar’s total revenues in 2003, 27% in 2002 and 27% in 2001. Equistar produces performance polymer products, which include enhanced grades of polyethylene and polypropylene, at several of its polymers facilities. Equistar believes that, over a business cycle, average selling prices and profit margins for performance polymers tend to be higher than average selling prices and profit margins for higher-volume commodity polyethylenes. Equistar also produces wire and cable insulating resins and compounds at its LaPorte, Texas facility, and wire and cable insulating compounds at its Fairport Harbor, Ohio facility. Wire and cable insulating resins and compounds are used to insulate copper and fiber optic wiring in power, telecommunication, computer and automobile applications. Equistar intends to temporarily consolidate its automotive compound production at the Fairport Harbor, Ohio facility and temporarily idle the automotive compound production unit at the LaPorte, Texas facility at the end of the first quarter of 2004. Equistar’s Morris, Illinois facility manufactures polypropylene using propylene produced as a co-product of Equistar’s ethylene production as well as propylene purchased from unrelated parties. Polypropylene is sold for various applications in the automotive, housewares and appliance industries. On March 31, 2003, Equistar sold its Bayport polypropylene manufacturing unit in Pasadena, Texas to a subsidiary of Sunoco. For additional discussion regarding the transactions with Sunoco, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following table outlines Equistar’s polymers and performance polymers products, annual processing capacity at January 1, 2004, and the primary uses for such products. Unless otherwise specified, annual processing capacity was calculated by estimating the number of days in a typical year that a production unit of a plant is expected to operate, after allowing for downtime for regular maintenance, and multiplying that number by an amount equal to the unit’s optimal daily output based on the design raw material mix. Because the processing capacity of a production unit is an estimated amount, actual production volumes may be more or less than the capacities set forth below. Capacities shown represent 100% of the capacity of Equistar, of which Lyondell owns 70.5%.

Product	Annual Capacity	Primary Uses
POLYETHYLENE:
High density polyethylene (HDPE)	3.2 billion pounds	HDPE is used to manufacture grocery, merchandise and trash bags; food containers for items from frozen desserts to margarine; plastic caps and closures; liners for boxes of cereal and crackers; plastic drink cups and toys; dairy crates; bread trays; pails for items from paint to fresh fruits and vegetables; safety equipment such as hard hats; house wrap for insulation; bottles for household and industrial chemicals and motor oil; milk, water, and juice bottles; and large (rotomolded) tanks for storing liquids such as agricultural and lawn care chemicals.

Low density polyethylene (LDPE)	1.4 billion pounds	LDPE is used to manufacture food packaging films; plastic bottles for packaging food and personal care items; dry cleaning bags; ice bags; pallet shrink wrap; heavy-duty bags for mulch and potting soil; boil-in-bag bags; coatings on flexible packaging products; and coatings on paper board such as milk cartons. Ethylene vinyl acetate is a specialized form of LDPE used in foamed sheets, bag-in-box bags, vacuum cleaner hoses, medical tubing, clear sheet protectors and flexible binders.

Linear low density polyethylene (LLDPE)	1.1 billion pounds	LLDPE is used to manufacture garbage and lawn-leaf bags; industrial can liners; housewares; lids for coffee cans and margarine tubs, dishpans, home plastic storage containers, kitchen trash containers; large (rotomolded) toys like outdoor gym sets; drip irrigation tubing; protective coating for telephone wires, and film; shrink wrap for multi-packaging canned food, bag-in-box bags, produce bags, and pallet stretch wrap.

POLYPROPYLENE:
Polypropylene	280 million pounds	Polypropylene is used to manufacture fibers for carpets, rugs and upholstery; housewares; automotive battery cases; automotive fascia, running boards and bumpers; grid-type flooring for sports facilities; fishing tackle boxes; and bottle caps and closures.

PERFORMANCE POLYMERS:
Wire and Cable Insulating Resins and Compounds	(a)	Wire and cable insulating resins and compounds are used to insulate copper and fiber optic wiring in power, telecommunication, computer and automobile applications.

Polymeric Powders	(a)	Polymeric powders are component products in structural and bulk molding compounds, parting agents and filters for appliance, automotive and plastics processing industries.

Polymers for Adhesives, Sealants and Coatings	(a)	Polymers are components in hot-melt-adhesive formulations for case, carton and beverage package sealing, glue sticks, automotive sealants, carpet backing and adhesive labels.

Reactive Polyolefins	(a)	Reactive polyolefins are functionalized polymers used to bond non-polar and polar substrates in barrier food packaging, wire and cable insulation and jacketing, automotive gas tanks and metal coating applications.

(a)	These are enhanced grades of polyethylene and are included in the capacity figures for HDPE, LDPE and LLDPE above, as appropriate.

Raw Materials

The primary raw material for Equistar’s polymers segment is ethylene. With the exception of the Chocolate Bayou polyethylene plant, Equistar’s polyethylene production facilities can receive their ethylene directly from Equistar’s petrochemical facilities via Equistar’s olefins pipeline system, by third-party pipelines or from on-site production. All of the ethylene used in Equistar’s polyethylene production is produced internally by Equistar’s petrochemicals segment. However, the polyethylene plants at Chocolate Bayou, LaPorte and Bayport, Texas are connected by pipeline to unrelated parties and could receive ethylene via exchanges or purchases. The polypropylene facility at Morris, Illinois receives propylene from Equistar’s petrochemicals segment and from unrelated parties.

The raw materials for Equistar’s polymers segment are, in general, commodity chemicals with numerous bulk suppliers and ready availability at competitive prices. Historically, raw material availability has not been an issue for Equistar’s polymers business segment. For additional discussion regarding the effects of raw material pricing on recent operating results, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Marketing and Sales

Equistar’s polymers products primarily are sold to an extensive base of established customers. Approximately 65% of Equistar’s polymers products volumes are sold to customers under term contracts, typically having a duration of one to three years. The remainder generally is sold without contractual term commitments. In either case, in most of the continuous supply relationships, prices are subject to change upon mutual agreement between Equistar and the customer. No single polymers customer accounted for 10% or more of Equistar’s total revenues in 2003.

Polymers are primarily distributed via railcar. Equistar owns or leases, pursuant to long-term lease arrangements, approximately 7,850 railcars for use in its polymers business. Equistar sells the vast majority of its polymers products in North America, and such sales primarily are through its own sales organization. It generally engages sales agents to market its polymers in the rest of the world.

Competition and Industry Conditions

The bases for competition in Equistar’s polymers products are price, product performance, product quality, product deliverability, reliability of supply and customer service. Equistar competes with other large producers of polymers, including Atofina, BP Solvay Polyethylene, ChevronPhillips, Dow, Eastman Chemical Company, ExxonMobil, Formosa Plastics, Huntsman, NOVA Chemicals Corporation and Westlake Polymers. Industry consolidation, including the combinations of British Petroleum and Amoco, Exxon and Mobil, and Dow and Union Carbide, the formation of ChevronPhillips, and the polymers business combinations between BP and Solvay, has brought North American production capacity under the control of fewer, although larger and stronger, competitors.

Based on published rated industry capacities, Equistar is the third largest producer of polyethylene in North America. The combined rated capacity of Equistar’s polyethylene units as of January 1, 2004 was approximately 5.7 billion pounds per year, or approximately 15% of total industry capacity in North America. There are 19 other North American producers of polyethylene, the most significant of which are ChevronPhillips, Dow and ExxonMobil.

Polymers profitability is affected by raw material costs and the worldwide level of demand for polymers, along with vigorous price competition among producers which may intensify due to, among other things, the addition of new capacity. In general, demand is a function of economic growth in the United States and elsewhere in the world, which fluctuates. It is not possible to accurately predict the changes in raw material costs, market conditions and other factors, which will affect polymers industry profitability in the future.

EQUISTAR PROPERTIES

Equistar’s principal manufacturing facilities and principal products as of January 1, 2004 are set forth below. All of these facilities are wholly owned by Equistar unless otherwise noted.

Location	Principal Products
Beaumont, Texas (a)*	EG
Channelview, Texas (b)*	Ethylene, Propylene, Butadiene, Benzene, Toluene, DCPD, Isoprene, Resin Oil, Piperylenes, Alkylate and MTBE
Corpus Christi, Texas*	Ethylene, Propylene, Butadiene and Benzene
Chocolate Bayou, Texas (c)	HDPE
Chocolate Bayou, Texas (c)(d)*	Ethylene, Propylene, Butadiene, Benzene, Toluene, DCPD, Isoprene, Resin Oil and MTBE
LaPorte (Deer Park), Texas (e)*	Ethylene, Propylene, LDPE, LLDPE, Wire and Cable Insulating Resins and Polymers for Adhesives, Sealants and Coatings
Matagorda, Texas*	HDPE
Bayport (Pasadena), Texas*	EO, EG and Other EO Derivatives
Bayport (Pasadena), Texas (f)*	LDPE
Victoria, Texas (d)*	HDPE
Lake Charles, Louisiana (g)*	Ethylene and Propylene
Morris, Illinois*	Ethylene, Propylene, LDPE, LLDPE and Polypropylene
Tuscola, Illinois*	Ethanol and Polymeric Powders
Clinton, Iowa*	Ethylene, Propylene, LDPE, HDPE and Reactive Polyolefins
Fairport Harbor, Ohio (h)	Wire and Cable Insulating Compounds
Newark, New Jersey	Denatured Alcohol

*	As of January 1, 2004, facilities which received the OSHA Star Certification, which is the highest safety designation issued by the U. S. Department of Labor.
(a)	The Beaumont facility is owned by PD Glycol, a partnership owned 50% by Equistar and 50% by DuPont.
(b)	The Channelview facility has two ethylene processing units. Lyondell owns a methanol plant located within the Channelview facility on property Lyondell leases from Equistar. This methanol plant is being operated for Lyondell by Equistar on behalf of an unrelated party. Another unrelated party owns and operates a facility on land leased from Equistar that is used to purify hydrogen from Lyondell’s methanol plant. Equistar also operates a styrene maleic anhydride unit and a polybutadiene unit, which are owned by a third party and are located on property leased from Equistar within the Channelview facility.
(c)	Millennium and Occidental each contributed a facility located in Chocolate Bayou. These facilities are not on contiguous property.
(d)	The land is leased.
(e)	Equistar intends to temporarily consolidate its automotive compound production at the Fairport Harbor, Ohio facility and temporarily idle the automotive compound production unit at the LaPorte, Texas facility at the end of the first quarter of 2004.
(f)	The facility is located on land leased from Sunoco. The facility is operated by Sunoco for Equistar.
(g)	The Lake Charles facility has been idled since the first quarter of 2001, pending sustained improvement in market conditions. The facilities and land are leased from Occidental Chemical Corporation, a subsidiary of Occidental, under a lease that expires in May 2004 and has renewal provisions for two additional one-year periods at either party’s option.
(h)	The building and land are leased.

Storage capacity for up to approximately 13 million barrels of NGLs, ethylene, propylene and other hydrocarbons is provided in caverns within the salt dome at the Mont Belvieu facility. There are an additional 3 million barrels of ethylene and propylene storage and four brine ponds operated by Equistar on leased property in Markham, Texas.

Equistar uses an extensive olefins pipeline system, some of which it owns and some of which it leases, extending from Corpus Christi to Mont Belvieu to Port Arthur and around the Lake Charles area. Equistar owns other pipelines in connection with its Chocolate Bayou, Corpus Christi, LaPorte, Matagorda and Victoria facilities. Equistar uses a pipeline owned and operated by an unaffiliated party to transport ethylene from its Morris facility to its Tuscola facility. Equistar owns and leases several pipelines connecting the Channelview facility, the LCR refinery and the Mont Belvieu storage facility, which are used to transport raw materials, butylenes, hydrogen, butane, MTBE and unfinished gasolines. Equistar also owns a barge docking facility near the Channelview facility capable of berthing eight barges and related terminal equipment for loading and unloading raw materials and products. Equistar owns or leases pursuant to long-term lease arrangements approximately 9,400 railcars for use in its petrochemicals and polymers businesses.

Lyondell provides office space to Equistar for its executive offices and headquarters in downtown Houston, Texas as part of the Shared Services Agreement. See “Agreements Between Lyondell and Equistar” below. In addition, Equistar owns facilities that house the Chocolate Bayou, Cincinnati and Morris research operations. Equistar also leases sales facilities and leases storage facilities, primarily in the Gulf Coast area, from various parties for the handling of products.

AGREEMENTS BETWEEN LYONDELL AND EQUISTAR

Lyondell and Equistar entered into an asset contribution agreement on December 1, 1997 providing for the transfer of assets to Equistar. Among other things, the agreement sets forth representations and warranties by Lyondell with respect to the transferred assets and requires indemnification by Lyondell with respect thereto. The asset contribution agreement with Lyondell also provides for the assumption by Equistar of, among other things, third party claims that are related to certain contingent liabilities arising prior to the contribution transactions that are filed prior to December 1, 2004, as to Lyondell, to the extent the aggregate thereof does not exceed $7 million, subject to certain terms of the asset contribution agreement. Millennium Petrochemicals Inc. (“Millennium Petrochemicals”) and Occidental entered into similar asset contribution agreements with Equistar with respect to the transfer of their respective assets and Equistar’s assumption of liabilities. Lyondell, Millennium, Occidental and Equistar remain liable under these indemnification or guarantee arrangements to the same extent as they were before Lyondell’s August 2002 acquisition of Occidental’s interest in Equistar.

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

Lyondell and Equistar have implemented the Shared Services Agreement to share office space and utilize shared services over a broad range, including information technology, human resources, sales and marketing, raw material supply, supply chain, health, safety and environmental, engineering and research and development, facility services, legal, accounting, treasury, internal audit, and tax. Employee-related and indirect costs are allocated between the two companies in the manner prescribed in the Shared Services Agreement while direct third party costs, incurred exclusively for either Lyondell or Equistar, are charged directly to that entity. In addition, Lyondell and Equistar have an agreement for Lyondell to provide sales services for Equistar outside of North America for EO derivatives. Equistar and Millennium Petrochemicals also are parties to a number of agreements for the provision of services, utilities and materials from one party to the other at common locations, principally LaPorte, Texas and Cincinnati, Ohio.

Lyondell, Millennium Petrochemicals and Occidental Chemical Corporation, a subsidiary of Occidental (“Occidental Chemical”), each entered into a Master Intellectual Property Agreement and other related agreements with respect to intellectual property with Equistar. These agreements provide for (1) the transfer of certain intellectual property of Lyondell, Millennium Petrochemicals and Occidental Chemical related to the businesses each contributed to Equistar, (2) the grant of irrevocable, non-exclusive, royalty-free licenses to Equistar (without the right to sublicense) with respect to intellectual property retained by Lyondell, Millennium Petrochemicals or Occidental Chemical that is related to Equistar’s business and (3) the grant of irrevocable, non-exclusive, royalty-free licenses (without the right to sublicense) from Equistar to Lyondell, Millennium Petrochemicals and Occidental Chemical, respectively, with respect to intellectual property each contributed to Equistar. The Master Intellectual Property Agreements were not materially affected by Lyondell’s acquisition of Occidental’s interest in Equistar.

Lyondell, Millennium and Equistar are parties to an Amended and Restated Parent Agreement, which provides that, among other things, each of Lyondell and Millennium guarantees the performance by their respective subsidiaries under various agreements entered into in connection with the formation of Equistar, including the Equistar Partnership Agreement and the asset contribution agreements providing for the transfer of assets by Lyondell and Millennium Petrochemicals, respectively, to Equistar.

The Equistar Partnership Agreement and the Parent Agreement also provide each owner a right of first option if the other owner wishes to sell its partnership interest or the stock of its partner subsidiaries. These agreements also set forth other limitations on the right to transfer the interests or stock. The Equistar Partnership Agreement and the Parent Agreement were amended and restated to reflect that Occidental no longer owns an interest in Equistar and to set forth certain rights and continuing obligations of Occidental with respect to Equistar.

EQUISTAR EMPLOYEE RELATIONS

As of December 31, 2003, Equistar employed approximately 3,165 full-time employees. In addition to its own employees, Equistar uses the services of Lyondell employees pursuant to the Shared Services Agreement and also uses the services of independent contractors in the routine conduct of its business. Approximately 5% of Equistar’s employees are covered by collective bargaining agreements. Equistar believes that its relations with its employees are good. See “Agreements Between Lyondell and Equistar” above.

EQUISTAR RESEARCH AND TECHNOLOGY; PATENTS AND TRADEMARKS

Equistar conducts research and development principally at its Cincinnati, Ohio technical center, with an additional technical center located at the Chocolate Bayou, Texas facility. Equistar’s research and development expenditures were $38 million in 2003, $38 million in 2002 and $39 million in 2001, all of which were expensed as incurred.

Equistar maintains a patent portfolio that is continuously supplemented by new patent applications related to its petrochemicals and polymers businesses. As of December 31, 2003, Equistar owned approximately 215 United States patents and approximately 335 worldwide patents. Equistar has numerous trademarks and trademark registrations in the United States and other countries, including the Equistar logo. Equistar does not regard its business as being materially dependent upon any single patent or trademark.

LYONDELL-CITGO REFINING LP

(REFINING SEGMENT)

Overview

Lyondell participates in petroleum refining through an equity interest in LCR. Lyondell holds a 58.75% interest in LCR and CITGO holds a 41.25% interest in LCR. LCR owns and operates a refinery (the “Refinery”), which is located on the Houston Ship Channel in Houston, Texas. LCR was formed in 1993 to upgrade the Refinery’s ability to process substantial additional volumes of lower cost, extra heavy, higher sulfur crude oil. As of January 1, 2004, the Refinery’s extra heavy crude oil processing capacity was approximately 268,000 barrels per day.

The Refinery is a full conversion refinery designed to run extra heavy (17 degree API), high sulfur crude oil. The 17 degree API gravity crude oil is more viscous and dense than traditional crude oil and contains higher concentrations of sulfur and heavy metals, making it more difficult to refine into gasoline and other high value fuel products, but less costly to purchase. Processing extra heavy, high sulfur crude oil in significant quantities requires a refinery with extensive coking, catalytic cracking, hydrotreating and desulfurization capabilities, i.e., a “complex refinery.” The Refinery’s complexity enables it to operate in full conversion mode, producing a slate of products that consists primarily of high value, clean products (due to a lack of conversion equipment, many refineries produce significant quantities of lower value products such as conventional gasoline, high sulfur diesel and heavy fuel oil). The Refinery’s clean products include premium grades such as reformulated gasoline, jet fuel, low sulfur diesel and aromatics. The Refinery’s products also include conventional gasoline, lubricants (industrial lubricants, white oils and process oils), carbon black oil, refinery-grade propylene, sulfur, residual fuel and petroleum coke. Gasoline accounted for approximately 39% of LCR’s total revenues in 2003 and 2002 and 37% in 2001. Diesel accounted for approximately 26% of LCR’s total revenues in 2003 and 2002 and 23% in 2001. The aromatics produced by the Refinery are benzene, toluene, orthoxylene and paraxylene. These products are sold to manufacturers of intermediate chemicals and polyester intermediates and are ultimately used in clothing, soft drink bottles and drinking cups, audio and video tapes, and resins.

The following table outlines LCR’s primary products, annual rated capacity as of January 1, 2004, and the primary uses for such products. The term “rated capacity,” as used in this table, is calculated by estimating the number of days in a typical year that a production unit of a plant is expected to operate, after allowing for downtime for regular maintenance, and multiplying that number by an amount equal to the unit’s optimal daily output based on the design raw material mix. Because the rated capacity of a production unit is an estimated amount, the actual production volumes may be more or less than the rated capacity. Capacities shown represent 100% of the capacity of LCR, of which Lyondell owns 58.75%.

Product	Rated Capacity	Primary Uses
Gasoline (a)	120,000 barrels per day	Automotive fuel
Diesel (#2 Distillate) (a)	90,000 barrels per day	Fuel for diesel cars and trucks
Jet Fuel (a)	25,000 barrels per day	Aviation fuel
Benzene (b)	10 million gallons per year	Nylon for clothing and consumer items; polystyrene for insulation, packaging and drink cups
Toluene (c)	46 million gallons per year	Gasoline component and chemical raw material for producing benzene
Paraxylene (d)	400 million pounds per year	Polyester fibers for clothing and fabrics, PET soft drink bottles and films for audio and video tapes
Orthoxylene (d)	270 million pounds per year	Plasticizer in products such as rainwear, shower curtains, toys and auto upholstery and an intermediate in paints and fiberglass
Lube Oils (a)	4,000 barrels per day	Automotive and industrial engine and lube oils, railroad engine additives and white oils for food-grade applications

(a)	Produced by LCR and sold to CITGO.
(b)	Produced by LCR and sold to Equistar.
(c)	Produced by LCR and marketed for LCR by Equistar.
(d)	Produced by LCR and marketed for LCR by CITGO.

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

LCR is governed by a Limited Partnership Agreement (the “LCR Partnership Agreement”), which provides for, among other things, the ownership and cash distribution rights of the partners. The LCR Partnership Agreement also provides that LCR is managed by a Partnership Governance Committee, which is composed of six representatives, three appointed by each general partner. Actions requiring unanimous consent of the representatives include amendment of the LCR Partnership Agreement, borrowing money, delegations of authority to committees, certain purchase commitments and capital expenditures. The day-to-day operations of the Refinery are managed by a general manager, who is a loaned employee of Lyondell.

Agreements between Lyondell or CITGO and LCR

LCR is a party to a number of agreements with Lyondell and CITGO. Under the terms of a long-term product sales agreement (“Products Agreement”), CITGO purchases from LCR substantially all of the refined products produced at the Refinery. Lyondell and CITGO perform administrative services for LCR pursuant to an Administrative Services Agreement, which is renegotiated annually. Under the terms of lubricant sales agreements, CITGO purchases all of the lubricant products manufactured by LCR. During 2003, LCR permanently shut down its lubricants facility located in Birmingport, Alabama, which previously had been operated by CITGO. In addition, CITGO serves as LCR’s sole agent to market paraxylene and orthoxylene produced by LCR.

Agreements between Equistar and LCR

Prior to the formation of Equistar, Lyondell was a party with LCR to multiple agreements designed to preserve many of the synergies between the Refinery and the Channelview petrochemicals facility. Most of these agreements were assumed by Equistar from Lyondell effective December 1, 1997. Economic evaluations at the Channelview facility and the Refinery are made to maximize product utilization, which may be local use, use at the other site, or third party sales. Certain Refinery products (propane, butane, low-octane naphthas, heating oils and gas oils) can be used as raw materials for olefins production, and certain Channelview facility olefins by-products can be processed by the Refinery into gasoline. Butylenes from the Refinery are processed by the Channelview facility and returned to LCR as alkylate and MTBE, which primarily are used as components for gasoline blending. Hydrogen from the Channelview facility is used at the Refinery for sulfur removal and product quality improvement. Benzene produced by LCR is sold directly to Equistar at market-related prices. In addition, Equistar serves as LCR’s sole agent to market toluene produced by LCR. See Notes 5 and 6 of Notes to Consolidated Financial Statements.

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

The Crude Supply Agreement, which expires on December 31, 2017, incorporates formula prices to be paid by LCR for the crude oil supplied based on the market value of a slate of refined products deemed to be produced from each particular crude oil or raw material, less: (1) certain deemed refining costs, adjustable for inflation and energy costs; (2) certain actual costs; and (3) a deemed margin, which varies according to the grade of crude oil or other raw material delivered. The actual refining margin earned by LCR may vary from the formula amount depending on, among other things, timing differences in incorporating changes in refined product market values and energy costs into the Crude Supply Agreement’s deemed margin calculations and the efficiency with which LCR conducts its operations. Although LCR believes that the Crude Supply Agreement reduces the volatility of LCR’s earnings and cash flows over the long-term, the Crude Supply Agreement also limits LCR’s ability to enjoy higher margins during periods when the market price of crude oil is low relative to then-current market prices for refined products. In addition, if the actual yields, costs or volumes of the LCR refinery differ substantially from those contemplated by the Crude Supply Agreement, the benefits of this agreement to LCR could be substantially diminished, and could result in lower earnings and cash flow for LCR. Furthermore, there may be periods during which LCR’s costs for crude oil under the Crude Supply Agreement may be higher than might otherwise be available to LCR from other sources. A disparate increase in the market price of heavy crude oil relative to the prices of heavy crude oil under the Crude Supply Agreement has the tendency to make continued performance of its obligations under the Crude Supply Agreement less attractive to PDVSA Oil.

The Crude Supply Agreement provides that Lyondell controls all of LCR’s decisions and enforcement rights in connection with the Crude Supply Agreement so long as PDVSA has a direct or indirect ownership interest in LCR. However, there are risks associated with reliance on PDVSA Oil for supplies of crude oil and with enforcing the provisions of contracts with companies such as PDVSA Oil that are non-United States affiliates of a sovereign nation. All of the crude oil supplied by PDVSA Oil under the Crude Supply Agreement is produced in the Republic of Venezuela, which has experienced economic difficulties and attendant social and political changes and unrest in recent years, including a national strike during the fourth quarter of 2002 and the first quarter of 2003 that disrupted crude oil deliveries to LCR. The Republic of Venezuela may continue to experience these difficulties and changes. It is impossible to predict how governmental policies may change under the current or any subsequent Venezuelan government. In addition, there are risks associated with enforcing judgments of United States courts against entities whose assets are located outside of the United States and whose management does not reside in the United States. Although the parties have negotiated certain alternative arrangements in the event of specified force majeure conditions, including Venezuelan governmental or other actions restricting or otherwise limiting PDVSA Oil’s ability to perform its obligations, any such alternative arrangements may not be as beneficial to LCR as the Crude Supply Agreement. From time to time, the Company and PDVSA have had discussions covering both a restructuring of the Crude Supply Agreement and a broader restructuring of the LCR partnership. The Company is unable to predict whether changes in either arrangement will occur.

If the Crude Supply Agreement is modified or terminated or this source of crude oil is otherwise interrupted, due to production difficulties, political or economic events in Venezuela or other factors, LCR could experience significantly lower earnings and cash flows. Subject to the consent of the other partner and rights of first offer and first refusal, the partners each have a right to transfer their interests in LCR to unaffiliated third parties in certain circumstances. If neither CITGO, PDVSA Oil or their affiliates were a partner in LCR, PDVSA Oil would have an option to terminate the Crude Supply Agreement. If PDVSA Oil were to terminate the Crude Supply Agreement, CITGO would have the option to terminate the Products Agreement. Depending on then-current market conditions, any breach or termination of the Crude Supply Agreement, or reduction in supply thereunder, would require LCR to purchase all or a portion of its crude oil in the merchant market, could subject LCR to significant volatility and price fluctuations and could adversely affect LCR and, therefore, Lyondell. There can be no assurance that alternative crude oil supplies with similar margins would be available for purchase by LCR.

Under the Crude Supply Agreement, PDVSA Oil is required to sell, and LCR is required to purchase, 230,000 barrels per day of extra heavy crude oil, which constitutes approximately 86% of the Refinery’s refining capacity of 268,000 barrels per day of crude oil. Since April 1998, PDVSA Oil has, from time to time, declared itself in a force majeure situation and subsequently reduced deliveries of crude oil. Such reductions in deliveries were purportedly based on announced OPEC production cuts. At such times, PDVSA Oil informed LCR that the Venezuelan government, through the Ministry of Energy and Mines, had instructed that production of certain grades of crude oil be reduced. In certain circumstances, PDVSA Oil made payments to LCR under a different provision of the Crude Supply Agreement in partial compensation for such reductions.

In January 2002, PDVSA Oil again declared itself in a force majeure situation and, beginning in March 2002, reduced deliveries of crude oil to LCR. Although deliveries increased to contract levels of 230,000 barrels per day during the third quarter 2002, PDVSA Oil did not revoke its January 2002 force majeure declaration during 2002. A national strike in Venezuela began in early December 2002 and disrupted deliveries of crude oil to LCR under the Crude Supply Agreement. PDVSA Oil again declared a force majeure and reduced deliveries of crude oil to LCR. In March 2003, PDVSA Oil notified LCR that the force majeure had been lifted with respect to crude oil under the Crude Supply Agreement. For additional discussion regarding the effects of the political unrest in Venezuela on operating performance, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Marketing and Sales

The Refinery produces gasoline, low sulfur diesel, jet fuel, aromatics, lubricants and certain industrial products. On a weekly basis, LCR evaluates and determines the optimal product output mix for the Refinery, based on spot market prices and conditions. Under the Products Agreement, CITGO is obligated to purchase and LCR is required to sell 100% of the finished gasoline, jet fuel, heating oil, diesel fuel, coke and sulfur produced by the Refinery. CITGO purchases these products at market-related prices based on regional industry benchmark indexes. For example, the price for gasoline is based on prices published by Platts Oilgram, an industry trade publication. The Products Agreement provides that Lyondell controls all of LCR’s material decisions and enforcement rights in connection with the Products Agreement so long as CITGO has a direct or indirect ownership interest in LCR. The Products Agreement expires on December 31, 2017.

Competition and Industry Conditions

The refining business tends to be volatile as well as cyclical. Crude oil prices, which are impacted by worldwide political events and the economics of exploration and production in addition to refined products demand, are the largest source of the volatility. Demand for refined products is influenced by seasonal and short-term factors such as weather and driving patterns, as well as by longer term issues such as the economy, energy conservation and alternative fuels. Industry refined products supply is also dependent on industry operating capabilities and on long-term refining capacity trends. Management believes that the combination of the Crude Supply Agreement and the Products Agreement generally has the effect of stabilizing earnings and cash flows and reducing the market-driven aspects of the business’ volatility over the long-term.

With a capacity of approximately 268,000 barrels per day, the Company believes that the Refinery is one of North America’s largest full conversion (i.e., not producing asphalt or high sulfur heavy fuel) refinery capable of processing 100% 17 API crude oil.

Among LCR’s refining competitors are major integrated oil companies and domestic refiners that are owned by or affiliated with major integrated oil companies. Based on published industry data, as of January 1, 2004, there were 132 crude oil refineries in operation in the United States, and total domestic refinery capacity was approximately 16.7 million barrels per day. During 2003, LCR processed an average of 264,000 barrels per day of crude oil or approximately 1.6% of all U.S. crude runs.

Properties

LCR owns the real property, plant and equipment, which make up the Refinery, located on approximately 700 acres in Houston, Texas. Units include a fluid catalytic cracking unit, cokers, reformers, crude distillation units, sulfur recovery plants, and hydrodesulfurization units, as well as a lube oil manufacturing plant and an aromatics recovery unit. LCR owns a pipeline used to transport gasoline, kerosene and heating oil from the Refinery to the GATX Terminal located in Pasadena, Texas to interconnect with common carrier pipelines. LCR’s Refinery and pipeline are mortgaged as collateral for LCR’s bank term loan and revolving credit facilities. During 2003, LCR permanently shut down its Birmingport, Alabama lube oil blending and packaging facility.

Employee Relations

At December 31, 2003, LCR employed approximately 920 full-time employees. LCR also uses the services of independent contractors in the routine conduct of its business. Approximately 57% of LCR’s employees are covered by a collective bargaining agreement between LCR and the Paper, Allied-Industrial, Chemical and Energy Workers International Union, which expires in January 2006. Although LCR is experiencing increased union activity, LCR believes that overall relations with its employees are good.

RISK FACTORS THAT MAY AFFECT LYONDELL AND ITS JOINT VENTURES

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

Industry Cyclicality and Overcapacity

The historical operating results of Lyondell and its joint ventures reflect the cyclical and volatile nature of the supply-demand balance in both the chemical and refining industries. These industries historically have experienced alternating periods of capacity shortages leading to tight supply, causing prices and profit margins to increase, followed by periods when substantial capacity is added, resulting in oversupply, declining capacity utilization rates and declining prices and profit margins. The cyclicality of these industries results in volatile profits and cash flow over the business cycle.

There is ongoing overcapacity in the chemical industry, as a number of participants in the chemical industry, including Lyondell, have added capacity and demand growth has lagged behind rates experienced historically. There can be no assurance that future growth in product demand will be sufficient to utilize current or additional capacity. Excess industry capacity has depressed and may continue to depress Lyondell’s and its joint ventures’ volumes and margins. The global economic and political environment continues to be uncertain. This environment and uncertainty contributed to low industry operating rates, added to the volatility of raw material and energy costs, and forestalled the industry’s recovery from trough conditions, which has and may continue to place pressure on Lyondell’s and its joint ventures’ results of operations. As a result of excess industry capacity and weak demand for products, as well as rising energy costs and raw material prices, Lyondell’s operating income has declined and may remain volatile.

Raw Materials and Energy Costs

Lyondell and its joint ventures purchase large amounts of raw materials and energy for their businesses. The cost of these raw materials and energy, in the aggregate, represents a substantial portion of Lyondell’s and its joint ventures’ operating expenses. The prices of raw materials and energy generally follow price trends of, and vary with the market conditions for, crude oil and natural gas, which may be highly volatile and cyclical. Results of operations for Lyondell and its joint ventures have been and could be in the future significantly affected by increases and volatility in these costs. Price increases increase working capital needs for Lyondell and its joint ventures, and can therefore also adversely affect liquidity and cash flow for Lyondell and its joint ventures.

In addition, higher North American natural gas prices relative to natural gas cost-advantaged regions, such as the Middle East, have adversely affected the ability of many domestic chemical producers to compete internationally since natural gas prices affect a significant portion of the industry’s raw materials and energy sources. This environment has had a negative impact on Equistar’s exports, and has reduced the competitiveness of U.S. producers. It also has increased the competition for sales of chemicals in North America, as U.S. production that would otherwise have been sold overseas was instead offered for sale domestically, resulting in excess supply and lower margins in North America.

General Economic Conditions and Other External Factors

External factors beyond Lyondell’s and its joint ventures’ control, such as general economic conditions, international events and circumstances, competitor actions, and governmental regulation in the United States and abroad, can cause volatility in the price of raw materials and other operating costs, as well as significant fluctuations in demand for Lyondell’s and its joint ventures’ products, and can magnify the impact of economic cycles on Lyondell’s and its joint ventures’ businesses. Lyondell believes that events in the Middle East had a particular influence in 2003 and may continue to do so. In addition, a number of Lyondell’s and its joint ventures’ products are highly dependent on durable goods markets, such as the housing and automotive markets, that are themselves particularly cyclical. Many of Lyondell’s and its joint ventures’ products are components of other chemical products that, in turn, are subject to the supply-demand balance of both the chemical and refining industries and general economic conditions. If the global economy does not improve, demand for Lyondell’s and its joint ventures’ products and their income and cash flows would continue to be adversely affected. In addition, these risks have and may continue to increase volatility in prices for crude oil and natural gas and could result in increased raw material costs. Further, these risks could cause increased instability in the financial markets and adversely affect Lyondell’s and its joint ventures’ ability to access capital. With respect to Lyondell’s refining joint venture, management believes that the combination of the Crude Supply Agreement and the Products Agreement generally tends to stabilize earnings and to reduce market driven volatility over the long-term. However, there are risks associated with these agreements. See “International Operations and Country Risks” below.

Lyondell and its joint ventures may reduce production at or idle a facility for an extended period of time or exit a business because of high raw material prices, an oversupply of a particular product and/or a lack of demand for that particular product, which makes production uneconomical. Any decision to permanently close facilities or exit a business would result in writing off the remaining book value of the assets involved. Temporary outages sometimes last for several quarters or, in certain cases, longer and cause Lyondell or its joint ventures to incur costs, including the expenses of maintaining and restarting these facilities. It is possible that factors like increases in raw material costs or lower demand in the future will cause Lyondell or its joint ventures to further reduce operating rates, idle facilities or exit uncompetitive businesses.

International Operations and Country Risks

International operations and exports are subject to a number of risks, including currency exchange rate fluctuations, trade barriers, exchange controls, national and regional labor strikes, political risks and risks of increases in duties and taxes, as well as changes in laws and policies governing operations of companies in other countries.

As discussed earlier, LCR is party to a long-term crude supply agreement with PDVSA Oil, a wholly owned subsidiary of PDVSA. There are risks associated with enforcing the provisions of contracts with companies such as PDVSA Oil that are non-U.S. affiliates of a sovereign nation. Additionally, all of the crude oil supplied by PDVSA Oil under the Crude Supply Agreement is produced in the Republic of Venezuela, which has experienced economic difficulties and attendant social and political changes and unrest in recent years, including a national strike which disrupted crude oil deliveries to LCR. See “LYONDELL-CITGO Refining LP—Raw Materials,” “Item 3. Legal Proceedings—Litigation Matters” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Commodity Products

Lyondell and Equistar sell their products in highly competitive markets. Due to the commodity nature of certain of the products of Lyondell and Equistar, competition in these markets is based primarily on price and to a lesser extent on product performance, product quality, product deliverability, reliability of supply and customer service. As a result, Lyondell and Equistar generally are not able to protect their market position for these products by product differentiation and may not be able to pass on cost increases to their customers. Accordingly, increases in raw material and other costs may not necessarily correlate with changes in prices for these products, either in the direction of the price change or in magnitude. In addition, Lyondell’s and Equistar’s ability to increase product sales prices, and the timing of those increases, are affected by the supply-demand balances for their products, as well as the capacity utilization rates for those products. Timing differences in pricing between rising raw material costs, which may change daily, and contract product prices, which in many cases are negotiated only monthly or less often, sometimes with an additional lag in effective dates for increases, have had and may continue to have a negative effect on profitability.

Environmental and Other Regulatory Matters

The Company cannot predict with certainty the extent of its or its joint ventures’ future liabilities and costs under environmental, health and safety laws and regulations and the Company cannot guarantee that they will not be material. In addition, the Company and its joint ventures may face liability for alleged personal injury or property damage due to exposure to chemicals and other hazardous substances at their facilities or chemicals that they otherwise manufacture, handle or own. Although these types of claims have not historically had a material impact on the Company’s or its joint ventures’ operations, a significant increase in the success of these types of claims could materially adversely affect the Company’s or its joint ventures’ business, financial condition, operating results or cash flow.

The policy of each of Lyondell, Equistar and LCR is to be in compliance with all applicable environmental laws. Lyondell and Equistar also are each committed to the principles of Responsible Care®, an international chemical industry initiative to enhance the industry’s responsible management of chemicals. The Company and its joint ventures (together with the industries in which they operate) are subject to extensive national, state and local environmental laws and regulations concerning, and are required to have permits and licenses regulating, emissions to the air, discharges onto land or waters and the generation, handling, storage, transportation, treatment and disposal of waste materials. Many of these laws and regulations provide for substantial fines and potential criminal sanctions for violations. Some of these laws and regulations are subject to varying and conflicting interpretations. In addition, some of these laws and regulations require Lyondell and its joint ventures to meet specific financial responsibility requirements. The Company cannot accurately predict future developments, such as increasingly strict environmental laws, and inspection and enforcement policies, as well as higher compliance costs, which might affect the handling, manufacture, use, emission or disposal of products, other materials or hazardous and non-hazardous waste. Some risk of environmental costs and liabilities is inherent in particular operations and products of the Company and its joint ventures, as it is with other companies engaged in similar businesses, and there is no assurance that material costs and liabilities will not be incurred. In general, however, with respect to the costs and risks described above, the Company does not expect that it or its joint ventures will be affected differently than the rest of the chemicals and refining industry where the Company’s or its joint ventures’ facilities are located.

Environmental laws may have a significant effect on the nature and scope of cleanup of contamination at current and former operating facilities, the costs of transportation and storage of raw materials and finished products and the costs of the storage and disposal of wastewater. Also, U.S. “Superfund” statutes may impose joint and several liability for the costs of remedial investigations and actions on the entities that generated waste, arranged for disposal of the wastes, transported to or selected the disposal sites and the past and present owners and operators of such sites. All such responsible parties (or any one of them, including the Company) may be required to bear all of such costs regardless of fault, legality of the original disposal or ownership of the disposal site. In addition, similar environmental laws and regulations that have been or may be enacted in countries outside of the U.S. may impose similar liabilities and costs upon the Company. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Matters.”

The Company and its joint ventures have on-site solid-waste management units at several of their facilities, which were used in the past to dispose of waste generated at the facilities. It is anticipated that corrective measures will be necessary to comply with federal and state requirements with respect to these facilities. The Company also has liabilities under the Resource Conservation and Recovery Act and various state and non-U.S. government regulations related to several current and former plant sites. The Company also is responsible for a portion of the remediation of certain off-site waste disposal facilities. The Company is contributing funds to the cleanup of several waste sites throughout the U.S. under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and the Superfund Amendments and Reauthorization Act of 1986. The Company also has been named as a potentially responsible party at several other sites. The Company’s policy is to accrue remediation expenses when it is probable that such efforts will be required and the related expenses can be reasonably estimated. Estimated costs for future environmental compliance and remediation are necessarily imprecise due to such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites and the allocation of costs among the potentially responsible parties under applicable statutes. The Company and its joint ventures, to the extent appropriate, have accrued amounts (without regard to potential insurance recoveries or other third party reimbursements) believed to be sufficient to cover current estimates of the cost for remedial measures at manufacturing facilities and off-site waste disposal facilities based upon their interpretation of current environmental standards. In the opinion of management, there is currently no material range of loss in excess of the amount recorded. Based on the establishment of such accruals, and the status of discussions with regulatory agencies described in this paragraph, the Company does not anticipate any material adverse effect upon its financial statements or competitive position as a result of compliance with the laws and regulations described in this or the preceding paragraphs. See also “Item 3. Legal Proceedings” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Environmental Matters.”

In some cases, compliance with environmental, health and safety laws and regulations can only be achieved by capital expenditures. In the years ended December 31, 2003, 2002 and 2001, the Company and its joint ventures (on a 100% basis) spent, in the aggregate, approximately $65 million, $65 million and $34 million, respectively, for environmentally related capital expenditures at existing facilities. The increased 2003 and 2002 capital expenditures resulted from new emission reduction rules, as discussed below. The Company currently estimates that environmentally related capital expenditures at Company facilities and existing joint venture facilities (on a 100% basis) will be approximately $159 million for 2004 and $189 million for 2005, including preliminary estimated expenditures for engineering studies related to emission control standards for highly reactive, volatile organic compounds (“HRVOCs”), as discussed below.

The eight-county Houston/Galveston region has been designated a severe non-attainment area under the one-hour ozone standard by the EPA. As a result, in December 2000, the Texas Commission on Environmental Quality (“TCEQ”) submitted a plan to the EPA to reach and demonstrate compliance with the ozone standard by November 2007. Ozone is a product of the reaction between volatile organic compounds and nitrogen oxides (“NOx”) in the presence of sunlight, and is a principal component of smog. Emission reduction controls for NOx must be installed at the Refinery and each of Lyondell’s two facilities and Equistar’s six facilities in the Houston/Galveston region during the next several years. Revised rules adopted by the TCEQ in December 2002 changed the required NOx emission reduction levels from 90% to 80% while requiring new controls on emissions of HRVOCs, such as ethylene, propylene, butadiene and butylenes. The TCEQ plans to make a final review of these rules, with final rule revisions to be adopted by October 2004. These rules also still require approval by the EPA. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Environmental Matters” for a summary of the estimated capital expenditures required for Lyondell and its joint ventures to comply with the 80% NOx emission reduction requirements. The timing and amount of these expenditures are subject to regulatory and other uncertainties, as well as obtaining the necessary permits and approvals. Lyondell, Equistar and LCR are still assessing the impact of the new HRVOC control requirements. There can be no guarantee as to the ultimate cost of implementing any final plan developed to ensure ozone attainment by the 2007 deadline. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Environmental Matters.”

In the United States, the Clean Air Act Amendments of 1990 set minimum levels for oxygenates, such as MTBE, in gasoline sold in areas not meeting specified air quality standards. However, the presence of MTBE in some water supplies in California and other states due to gasoline leaking from underground storage tanks and in surface water from recreational water craft has led to public concern about the use of MTBE. Certain U.S. states have banned the use of MTBE, while other U.S. federal and state governmental initiatives have sought either to rescind the oxygen requirement for reformulated gasoline or to restrict or also ban the use of MTBE. See “Item 7. Management’s Discussion and Analysis of Financial Condition and the Results of Operations – Environmental Matters” for further discussion regarding these U.S. federal and state initiatives and their potential impact on Lyondell, including potential capital expenditures required for Lyondell to produce alternative gasoline blending components.

The Clean Air Act also specified certain emissions standards for vehicles and, in 1998, the EPA concluded that additional controls on gasoline and diesel fuel were necessary. New standards for gasoline were finalized in 1999 and will require refiners to produce a low sulfur gasoline by 2004, with final compliance by 2006. A new “on-road” diesel standard was adopted in January 2001 and will require refiners of on-road diesel to produce 80% as ultra low sulfur diesel by June 2006, and 100% by the end of 2009, with less stringent standards for “off-road” diesel fuel. These gasoline and diesel fuel standards will result in increased capital investment for LCR. See “Item 7. Management’s Discussion and Analysis of Financial Condition and the Results of Operations – Environmental Matters” for a summary of the estimated capital expenditures required for LCR to comply with these standards.

In addition to the environmental matters described above, Lyondell and its joint ventures are subject to other material regulatory requirements, including those relating to the shipment or exportation of their products. Although Lyondell and its joint ventures have compliance programs and other processes intended to ensure compliance with all such regulations, Lyondell and its joint ventures are subject to the risk that their compliance with such regulations could be challenged. Non-compliance with certain of these regulations could result in the incurrence of additional costs, penalties or assessments that could have a material adverse effect on the financial position of Lyondell and its joint ventures.

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

Although the Company and its joint ventures take precautions to enhance the safety of their operations and minimize the risk of disruptions, the Company’s and its joint ventures’ operations, along with the operations of other members of the chemical and refining industries, are subject to hazards inherent in chemical manufacturing and refining and the related storage and transportation of raw materials, products and wastes. These hazards include: pipeline leaks and ruptures; explosions; fires; severe weather and natural disasters; mechanical failures; unscheduled downtimes; labor difficulties; transportation interruptions; remediation complications; chemical spills; discharges or releases of toxic or hazardous substances or gases; storage tank leaks; other environmental risks; and potential terrorist acts. Some of these hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties.

Furthermore, the Company and its joint ventures are also subject to present and future claims with respect to workplace exposure, workers’ compensation and other matters. The Company and its joint ventures maintain property, business interruption and casualty insurance which they believe are in accordance with customary industry practices, but they are not fully insured against all potential hazards incident to their businesses, including losses resulting from war risks or terrorist acts. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially and, in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. If the Company or its joint ventures were to incur a significant liability for which they were not fully insured, it could have a material adverse effect on the Company’s or its joint ventures’ financial position.

Joint Venture Risks

A substantial portion of the Company’s operations is conducted through joint ventures. The Company shares control of these joint ventures with third parties.

The Company’s forecasts and plans with respect to these joint ventures assume that its joint venture partners will observe their joint venture obligations. In the event that any of the Company’s joint venture partners do not observe their joint venture obligations, it is possible that the affected joint venture would not be able to operate in accordance with its business plans or that the Company would be required to increase its level of commitment in order to give effect to such plans.

As with any such joint venture arrangements, differences in views among the joint venture participants may result in delayed decisions or in failures to agree on major matters, potentially adversely affecting the business and operations of the joint ventures and in turn the business and operations of the Company.

Lyondell or any of the other owners of the joint ventures may transfer control of their joint venture interests or engage in mergers or other business combination transactions with a third party or the other owner that could result in a change in control of Lyondell or the joint venture or the other owner. In many instances, such a transfer would be subject to an obligation to first offer the other owner an opportunity to purchase the interest. Lyondell and the other joint venture owners have discussed, and from time to time may continue to discuss, in connection with their ordinary course dialog regarding the joint ventures or otherwise, transactions that could result in a transfer or modification, directly or indirectly, of their ownership in a joint venture. For example, in August 2002, Lyondell purchased Occidental’s 29.5% ownership interest in Equistar.

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

Equistar’s credit facility provides that an event of default occurs if Lyondell, Millennium and/or Occidental or their successors (collectively, the “Original Owners”) cease to collectively hold more than 50% of the interests and voting power in Equistar. In addition, an event of default occurs under Equistar’s credit facility if a party other than an Original Owner (1) acquires a substantial portion of Lyondell’s partnership governance committee powers, (2) acquires the right to exercise powers of the partnership governance committee that require unanimous consent or (3) owns more than 25% of the interests and voting power in Equistar and has a debt rating below a specified level. An event of default under Equistar’s credit facility would permit the lenders to declare amounts outstanding under the credit facility immediately due and payable, terminate future commitments and proceed against the collateral granted to them to secure the indebtedness under the credit facility, which consists of substantially all of Equistar’s personal property, including inventory. If the lenders under the credit facility accelerated their loans, it could result in a default under Equistar’s outstanding notes, which then could be accelerated. These events of default under Equistar’s credit facility also are events of termination under Equistar’s accounts receivable sales facility. An event of termination under Equistar’s accounts receivable sales facility terminates the accounts receivable sales program such that additional accounts receivable may not be sold under the facility and the then-existing purchasers of accounts receivable would receive all collections from Equistar’s sold accounts receivable until they have collected on their interests in the purchased accounts receivable. LCR’s credit facility provides that an event of default occurs if Lyondell and CITGO cease to individually or collectively hold at least a 35% interest. In addition, LCR’s credit facility provides that an event of default occurs if (1) Lyondell transfers its interest as a member of LCR to a person other than an affiliate or (2) neither CITGO nor any of its affiliates is a member of LCR.

Potential Acquisitions, Divestitures and Joint Ventures

Lyondell and its joint ventures continuously seek opportunities to generate value through business combinations, purchases and sales of assets and contractual arrangements or joint ventures. These transactions are intended to result in the realization of synergies, the creation of efficiencies or the generation of cash to reduce debt. To the extent permitted under Lyondell’s and its joint ventures’ credit facilities and other debt agreements, some of these transactions may be financed with additional borrowings by Lyondell or its joint ventures or by the issuance of equity securities. Although these transactions are expected to yield longer-term benefits if the expected efficiencies and synergies of the transactions are realized, they could adversely affect the results of operations of Lyondell or its joint ventures in the short term because of the costs associated with such transactions. Other transactions may advance future cash flows from some of Lyondell’s or its joint ventures’ businesses, thereby yielding increased short-term liquidity, but consequently resulting in lower cash flows from these operations over the longer term.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this report are “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements can be identified by words such as “estimate,” “believe,” “expect,” “anticipate,” “plan,” “budget” or other words that convey the uncertainty of future events or outcomes. Many of these forward-looking statements have been based on expectations and assumptions about future events that may prove to be inaccurate. While management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond Lyondell’s control. Lyondell’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to:

•	the cyclical nature of the chemical and refining industries,

•	the availability, cost and price volatility of raw materials and utilities,

•	uncertainties associated with the United States and worldwide economies, including those due to political tensions in the Middle East and elsewhere,

•	current and potential governmental regulatory actions in the United States and regulatory actions and political unrest in other countries,

•	industry production capacities and operating rates,

•	the supply/demand balances for Lyondell’s and its joint ventures’ products,

•	competitive products and pricing pressures,

•	access to capital markets,

•	terrorist acts,

•	operating interruptions (including leaks, explosions, fires, weather-related incidents, mechanical failures, unscheduled downtimes, labor difficulties, transportation interruptions, spills and releases and other environmental risks),

•	technological developments, and

•	Lyondell’s ability to implement its business strategies.

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

All forward-looking statements in this Form 10-K are qualified in their entirety by the cautionary statements contained in this section and elsewhere in this report. See “Items 1 and 2. Business and Properties,” “Risk Factors That May Affect Lyondell and Its Joint Ventures,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A. Disclosure of Market and Regulatory Risk” for additional information about factors that may affect the businesses and operating results of Lyondell and its joint ventures. These factors are not necessarily all of the important factors that could affect Lyondell and its joint ventures. Use caution and common sense when considering these forward-looking statements. Lyondell does not intend to update these statements unless securities laws require it to do so.

In addition, this report contains summaries of contracts and other documents. These summaries may not contain all of the information that is important to an investor, and reference is made to the actual contract or document for a more complete understanding of the contract or document involved.

NON-GAAP FINANCIAL MEASURES

The body of generally accepted accounting principles is commonly referred to as “GAAP.” For this purpose, a non-GAAP financial measure is generally defined by the Securities and Exchange Commission as one that purports to measure historical or future financial performance, financial position or cash flows but excludes or includes amounts that would not be so adjusted in the most comparable U.S. GAAP measure. From time to time Lyondell discloses so-called non-GAAP financial measures, primarily EBITDA, or earnings before interest, taxes depreciation and amortization of long-lived assets, as well as proportionate share data for Lyondell and its joint ventures. The non-GAAP financial measures described herein are not a substitute for the GAAP measures of earnings, for which management has responsibility.

Lyondell sometimes uses EBITDA in its communications with investors, financial analysts and the public. Management believes that disclosure of EBITDA can provide useful information to investors, financial analysts and the public in their review of Lyondell’s operating performance and liquidity and their comparison of Lyondell’s operating performance and liquidity to the operating performance and liquidity of other companies in the same industry and other industries. This is because EBITDA is perceived as a more objective and comparable measure of operating performance and liquidity. For example, interest expense is dependent on the capital structure and credit rating of a company. However, debt levels, credit ratings and, therefore, the impact of interest expense on earnings vary in significance between companies. Similarly, the tax positions of individual companies can vary because of their differing abilities to take advantage of tax benefits, with the result that their effective tax rates and tax expense can vary considerably. Finally, companies differ in the age and method of acquisition of productive assets, and thus the relative costs of those assets, as well as in the depreciation (straight-line, accelerated, units of production) method, which can result in considerable variability in depreciation and amortization expense between companies. Thus, for comparison purposes, management believes that EBITDA can be useful as an objective and comparable measure of operating profitability and the contribution of operations to liquidity because it excludes these elements of earnings that do not provide information about the current operations of existing assets. Accordingly, management believes that disclosure of EBITDA can provide useful information to investors, financial analysts and the public in their evaluation of companies’ operating performance and the contribution of operations to liquidity.

Lyondell also reports certain proportionate share data for Lyondell and its joint ventures. The joint ventures are not consolidated, but are accounted for by the equity method of accounting. Accordingly, in Lyondell’s financial statements investors only see a single line item – investments – for the joint ventures in the balance sheet and one line item – equity income from joint venture investments – in the income statement. Therefore, investors may not get a complete appreciation of the magnitude of certain operating and financial measures for Lyondell and its joint ventures and the scope of their business activities. Management believes that reporting certain proportionate share data may give investors a more complete picture of the size and scope of the operating activities of Lyondell and its joint ventures.

Lyondell also periodically reports adjusted net income (loss) or adjusted EBITDA, excluding specified items that are unusual in nature or not comparable from period to period and that are included in GAAP measures of earnings. Management believes that excluding these items generally helps investors compare operating performance between two periods. Such adjusted data is always reported with an explanation of the items that are excluded.

Item 3. Legal Proceedings

Litigation Matters

On February 1, 2002, LCR filed a lawsuit against PDVSA and PDVSA Oil in the United States District Court, Southern District of New York in connection with various force majeure declarations since April 1998. In the lawsuit, LCR alleges that the force majeure declarations by PDVSA and PDVSA Oil are invalid and that PDVSA and PDVSA Oil have breached the contracts related to the delivery of crude oil by PDVSA and PDVSA Oil to LCR. LCR is seeking monetary damages of at least $90 million resulting from PDVSA Oil’s failure to pay LCR the amounts required by contract relating to past crude oil deliveries of less than the contractual amount. LCR also is seeking declaratory relief relating to the force majeure declarations, and is seeking a declaratory interpretation of the disputed contract provisions in order to clarify the rights and obligations of the parties for the remaining duration of the contracts, which expire in December 2017. On May 31, 2002, the defendants filed a motion to dismiss LCR’s complaint on the ground that the “act of state” doctrine prevented the court from deciding LCR’s breach of contract claims. On August 6, 2003, the court denied the defendants’ motion to dismiss LCR’s claims based on the “act of state” doctrine.

The Company and its joint ventures are, from time to time, defendants in lawsuits, some of which are not covered by insurance. Many of these suits make no specific claim for relief. Although final determination of legal liability and the resulting financial impact with respect to any such litigation cannot be ascertained with any degree of certainty, the Company does not believe that any ultimate uninsured liability resulting from the legal proceedings in which it or its joint ventures currently are involved (directly or indirectly) will individually, or in the aggregate, have a material adverse effect on the business or financial condition of the Company. However, the adverse resolution in any reporting period of one or more of these suits could have a material impact on Lyondell’s results of operations for that period, which may be mitigated by contribution or indemnification obligations of co-defendants or others, or by any insurance coverage that may be available.

Although Lyondell and its joint ventures are involved in numerous and varied legal proceedings, a significant portion of their outstanding litigation arose in four contexts: (1) claims for personal injury or death allegedly arising out of exposure to the products produced by or located on the premises of the respective entities; (2) claims for personal injury or death, and/or property damage allegedly arising out of the generation and disposal of chemical wastes at Superfund and other waste disposal sites; (3) claims for personal injury and/or property damage allegedly arising out of operations and air, noise and water pollution allegedly arising out of operations; and (4) employment related claims.

Environmental Proceedings

From time to time the Company and its joint ventures receive notices from federal, state or local governmental entities of alleged violations of environmental laws and regulations pertaining to, among other things, the disposal, emission and storage of chemical and petroleum substances, including hazardous wastes. Although the Company and its joint ventures have not been the subject of significant penalties to date, such alleged violations may become the subject of enforcement actions or other legal proceedings and may (individually or in the aggregate) involve monetary sanctions of $100,000 or more (exclusive of interest and costs).

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

In May 2003, the EPA filed an administrative complaint against LCR seeking civil penalties of $220,000 arising from a 1998 inspection relating to alleged exceedances of permitted emissions at LCR’s refinery. In December 2003, LCR reached a settlement with the EPA regarding this matter, which included a civil penalty of $133,000.

In May 2003, the TCEQ notified Equistar that it is seeking a civil penalty of $167,000 in connection with alleged exceedances of permitted emissions at certain cooling towers at Equistar’s Channelview plant. Equistar does not believe that the ultimate resolution of this matter will have a material adverse effect on the business or financial condition of Equistar.

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

In connection with the transfer of assets and liabilities from ARCO to the Company prior to its initial public offering in 1988, the Company agreed to assume certain liabilities arising out of the operation of the Company’s integrated petrochemicals and refining business prior to July 1, 1988. The Company and ARCO entered into an agreement, updated in 1997 (the “Revised Cross-Indemnity Agreement”), whereby the Company agreed to defend and indemnify ARCO against certain uninsured claims and liabilities which ARCO may incur relating to the operation of the business of the Company prior to July 1, 1988, including certain liabilities that may arise out of pending and future lawsuits. For current and future cases related to Company products and Company operations, ARCO and the Company bear a proportionate share of judgment and settlement costs according to a formula that allocates responsibility based on years of ownership during the relevant time period. Under the Revised Cross-Indemnity Agreement, the Company assumed responsibility for its proportionate share of future costs for waste site matters not covered by ARCO insurance. In connection with the Company’s July 1998 acquisition of all of the outstanding shares of ARCO Chemical Company (“ARCO Chemical”), the Company is successor to a cross-indemnity agreement between ARCO and ARCO Chemical relating to claims or liabilities that ARCO may incur relating to its former ownership and operation of the oxygenates and polystyrenics businesses of ARCO Chemical for periods after July 1, 1987. On April 18, 2000, ARCO was acquired by BP. Subject to the uncertainty inherent in all litigation, management believes the resolution of the matters pursuant to these indemnity agreements will not have a material adverse effect upon the Consolidated Financial Statements of the Company.

Lyondell’s environmental liability totaled $16 million at December 31, 2003 based on the Company’s latest assessment of potential future remediation costs. This amount comprises liability for remediation responsibility relating to current and former plant sites, and a limited number of Superfund sites. Lyondell also is involved in administrative proceedings or lawsuits relating to a minimal number of Superfund sites. The Company estimates, based on currently available information, that potential loss contingencies associated with its sites, individually and in the aggregate, are not significant. However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in investigations by regulatory agencies, could require the Company to reassess its potential exposure related to environmental matters. Substantially all amounts accrued are expected to be incurred over the next ten years. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters.”

In connection with the formation of Equistar, Lyondell, Millennium Petrochemicals and Occidental each agreed to provide certain indemnifications or guarantees thereof to Equistar with respect to the petrochemicals and polymers businesses they each contributed to Equistar. In addition, Equistar agreed to assume third party claims that are related to certain contingent liabilities arising prior to the contribution transactions that are filed prior to December 1, 2004 as to Lyondell and Millennium Petrochemicals, and May 15, 2005 as to Occidental, to the extent the aggregate thereof does not exceed $7 million for each entity, subject to certain terms of the respective asset contribution agreements. As of December 31, 2003, Equistar had incurred approximately $7 million with respect to the indemnification baskets for the businesses contributed by each of Lyondell and Millennium Petrochemicals and approximately $6 million for the business contributed by Occidental. Pursuant to these indemnification arrangements, Equistar will assume all third party claims relating to the contributed businesses that are filed on or after December 1, 2004 as to Lyondell and Millennium Petrochemicals and May 15, 2005 as to Occidental. Lyondell, Millennium, Occidental and Equistar remain liable under these indemnification or guarantee arrangements to the same extent as they were before Lyondell’s August 2002 acquisition of Occidental’s interest in Equistar.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the executive officers of the Company as of March 1, 2004. The By-Laws of the Company provide that each officer shall hold office until the officer’s successor is elected or appointed and qualified or until the officer’s death, resignation or removal by the Board of Directors. Certain of the executive officers of Lyondell also are officers of Equistar, as described below. In addition, others perform their functions for Equistar as part of the Lyondell enterprise. For example, Mr. Bayer oversees manufacturing, health, safety, environmental and engineering services for Equistar, Mr. DeNicola provides financial management services to Equistar, and Ms. Galvin oversees legal and governmental affairs services for Equistar.

Name, Age and Present Position with Lyondell	Business Experience During Past Five Years and Period Served as Officer(s)
Dan F. Smith, 57 Director, President and Chief Executive Officer	Mr. Smith was named Chief Executive Officer in December 1996 and President of the Company in August 1994. Mr. Smith has been a director since October 1988. Since December 1, 1997, Mr. Smith has also served as the Chief Executive Officer of Equistar. Mr. Smith served as Chief Operating Officer of the Company from May 1993 to December 1996. Prior thereto, Mr. Smith held various positions including Executive Vice President and Chief Financial Officer of the Company, Vice President, Corporate Planning of ARCO and Senior Vice President in the areas of management, manufacturing, control and administration for the Company and the Lyondell Division of ARCO. Mr. Smith is a director of Cooper Industries, Inc. and is a member of the Partnership Governance Committee of Equistar.

Morris Gelb, 57 Executive Vice President and Chief Operating Officer	Mr. Gelb was appointed to his current position at Lyondell in December 1998. Since March 2002, Mr. Gelb also has served as Chief Operating Officer of Equistar. Previously, he served as Senior Vice President, Manufacturing, Process Development and Engineering of Lyondell from July 1998 to December 1998. He was named Vice President for Research and Engineering of ARCO Chemical in 1986 and Senior Vice President of ARCO Chemical in July 1997. Mr. Gelb also serves as a member of the Partnership Governance Committee of LCR.

T. Kevin DeNicola, 49 Senior Vice President and Chief Financial Officer	Mr. DeNicola was appointed Senior Vice President and Chief Financial Officer of Lyondell effective as of June 30, 2002. Prior thereto, he served as Vice President, Corporate Development of Lyondell since April 1998, overseeing strategic planning. From 1996 until April 1998, Mr. DeNicola was Director of Investor Relations of Lyondell. Mr. DeNicola served as Ethylene Products Manager of Lyondell from 1993 until 1996. Mr. DeNicola also serves as a member of the Partnership Governance Committees of Equistar and LCR.

James W. Bayer, 48 Senior Vice President, Manufacturing	Mr. Bayer was appointed to his current position in October 2000. He previously was the Vice President of Health, Safety, Environmental and Engineering. From December 1997 to July 1999 he was Director, Gulf Coast Manufacturing for ARCO Chemical. Prior to December 1997, Mr. Bayer served as Channelview Plant Manager for ARCO Chemical.

John R. Beard, 51 Senior Vice President and President, Lyondell Chemical Europe	Mr. Beard was appointed to his present position in October 2000. He previously served as Senior Vice President of Manufacturing for Equistar since May 1998. In this position, he was also responsible for Lyondell’s U.S. manufacturing sites beginning in late 1999. From 1997 to May 1998, Mr. Beard held the position of Vice President, Manufacturing for Equistar. Prior to this, Mr. Beard held positions as Vice President, Petrochemicals Manufacturing and Vice President, Quality Supply and Planning for Lyondell.

Name, Age and Present Position with Lyondell	Business Experience During Past Five Years and Period Served as Officer(s)
Edward J. Dineen, 49 Senior Vice President, Chemicals and Polymers	Mr. Dineen was appointed Senior Vice President, Chemicals and Polymers of Lyondell in May 2002 and Senior Vice President, Chemicals and Polymers of Equistar in March 2002. Prior thereto, he served as Senior Vice President, Intermediates and Performance Chemicals of Lyondell since May 2000. Prior to this position, he served as Senior Vice President, Urethanes and Performance Chemicals of Lyondell since July 1998. He served as Vice President, Performance Products and Development for ARCO Chemical beginning in June 1997, and served as Vice President, Planning and Control for ARCO Chemical European Operations from 1993 until his appointment as Vice President, Worldwide CoProducts and Raw Materials in 1995.

Kerry A. Galvin, 43 Senior Vice President, General Counsel and Secretary	Ms. Galvin was appointed Senior Vice President, General Counsel and Secretary of Lyondell in May 2002. Prior thereto, she served as Vice President, General Counsel and Secretary since July 2000. Ms. Galvin has responsibility for legal and governmental affairs for the Lyondell enterprise. Ms. Galvin originally joined Lyondell in 1990 and held various positions in the legal department prior to July 2000, including Associate General Counsel with responsibility for international legal affairs. Ms. Galvin also serves as a member of the Partnership Governance Committee of Equistar.

W. Norman Phillips, Jr., 49 Senior Vice President, Fuels and Raw Materials	Mr. Phillips was appointed Senior Vice President, Fuels and Raw Materials of Lyondell in May 2002 and Senior Vice President, Fuels and Raw Materials of Equistar in March 2002. Prior thereto, he served as Senior Vice President, Polymers of Equistar since August 1998. He was previously Vice President, Petrochemicals of Equistar from December 1997 to August 1998. Mr. Phillips also has served as Senior Vice President of Lyondell since October 2000. He previously served as Vice President, Polymers of Lyondell from January 1997 to December 1997, and as Vice President of Lyondell with responsibilities in the areas of marketing and operations from 1993 to January 1997. Mr. Phillips also serves as a member of the Partnership Governance Committee of LCR.

John A. Hollinshead, 54 Vice President, Human Resources	Mr. Hollinshead was appointed to his current position in July 1998. Mr. Hollinshead has also served as Vice President, Human Resources of Equistar since 1999. Prior to his appointment as Vice President, Human Resources, he was Director, Human Resources, Manufacturing and Engineering for Equistar and, until 1997, was Manager, Human Resources for Lyondell.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Since August 22, 2002, the Company has had two series of common stock outstanding: (1) common stock, $1.00 par value per share, which is referred to as “original common stock,” and (2) Series B common stock, $1.00 par value per share, which is referred to as “Series B common stock.” The shares of Series B common stock have the same rights as the original common stock, with the exception of the dividend. The Series B common stock pays a dividend at the same rate as the original common stock but, at the Company’s option, the dividend may be paid in additional shares of Series B common stock or in cash. Under the Company’s Certificate of Incorporation and the agreement relating to the issuance of the Series B common stock, the holder of the Series B common stock may elect to convert the shares of Series B common stock into shares of original common stock at any time (1) after August 21, 2004, if the Company would be permitted under its debt agreements at that time, as it is today, to pay cash dividends on the converted shares without a reduction in the dividend then being paid on its then outstanding shares of original common stock, (2) after August 21, 2005, whether or not there would be such a restriction, (3) following an acquisition of a majority of the Company’s outstanding voting securities in a transaction not approved by the Company’s Board of Directors or (4) with the consent of the Company. As of December 31, 2003, there were 176,792,587 shares of the Company’s common stock issued and outstanding, which represented: (1) 139,969,166 shares of the Company’s original common stock and (2) 36,823,421 shares of the Company’s Series B common stock issued and outstanding as of that date.

The shares of the Company’s original common stock are listed on the New York Stock Exchange under the symbol “LYO” and may be freely transferred and resold. The shares of the Company’s Series B common stock are not listed on the New York Stock Exchange and are subject to restrictions on transferability and resale. The Series B common stock may not be transferred or resold except as permitted (1) under the Securities Act of 1933, as amended, and applicable state securities laws, pursuant to a registration or exemption therefrom, and (2) by the stockholders agreement between the Company and the holders of the Series B common stock.

The reported high and low sale prices of the original common stock on the New York Stock Exchange (New York Stock Exchange Composite Tape) for each quarter from January 1, 2002 through December 31, 2003, inclusive, were as set forth below.

Period	High	Low
2002:
First Quarter	$17.59	$12.07
Second Quarter	17.47	13.85
Third Quarter	15.25	11.15
Fourth Quarter	14.83	10.33

2003:
First Quarter	$14.46	$10.96
Second Quarter	16.12	13.50
Third Quarter	16.10	12.53
Fourth Quarter	17.10	12.45

On March 1, 2004, the closing sale price of the Company’s original common stock on the New York Stock Exchange was $18.01 per share, and there were approximately 1,693 holders of record of the original common stock.

There is no established public trading market for the Company’s Series B common stock, and all of the shares of Series B common stock outstanding on March 1, 2004 were held by Occidental Chemical Holding Corporation, a subsidiary of Occidental.

Dividend Policy

Holders of Lyondell’s original common stock and Series B common stock are entitled to receive such dividends as may from time to time be declared by Lyondell’s Board of Directors. Lyondell’s Certificate of Incorporation provides that the Board of Directors may not declare a dividend on shares of original common stock without also declaring a dividend in the same amount and form on shares of Series B common stock. However, as described above under “Market Information and Holders,” if the Board of Directors declares a cash dividend on shares of original common stock, it may in its sole discretion declare and pay a dividend on shares of Series B common stock by issuing additional shares of Series B common stock to the holders thereof in lieu of cash.

During the last two years, Lyondell has declared $0.225 per share quarterly cash dividends (which were paid after the end of the quarter to which they related). During 2002, Lyondell paid $109 million in cash dividends on its original common stock. The first quarterly dividend on the Series B common stock was paid on December 31, 2002, and Lyondell elected to pay the dividend on the Series B common stock in kind, in the form of 568,224 shares of Series B common stock. During 2003, Lyondell paid $116 million in cash dividends on its original common stock. During 2003, Lyondell elected to pay the quarterly dividends on the Series B common stock in kind, in the form of a total of 2,255,197 shares of Series B common stock. As described above, the declaration and payment of dividends is at the discretion of the Board of Directors. The future declaration and payout of dividends and the amount thereof will be dependent upon Lyondell’s results of operations, financial condition, cash position and requirements, investment opportunities, future prospects, contractual restrictions and other factors deemed relevant by the Board of Directors. Subject to these considerations, the provisions of Lyondell’s Certificate of Incorporation and the legal considerations discussed below, Lyondell currently intends to distribute dividends to its shareholders at a quarterly rate of $0.225 per share.

Except for the March 17, 2003 dividend paid in cash, all of the 2003 dividends paid by Lyondell represented a return of capital to shareholders for U.S. federal income tax purposes. It is possible that all or a portion of the dividends paid by Lyondell during 2004 could represent a return of capital distribution to recipients for U.S. federal income tax purposes. However, the determination of the actual characterization of distributions made during 2004 cannot be determined until after the close of the year, and will be reflected in the 2004 Form 1099-DIV to be sent in early 2005.

Lyondell’s credit agreement and the indentures for its senior secured and senior subordinated notes contain restrictions that provide that Lyondell may not pay dividends on its common stock at an annual rate exceeding $0.90 per share. In addition, Lyondell may not pay dividends if it is in default under its credit agreement. Furthermore, pursuant to a settlement agreement entered into with the Pension Benefit Guaranty Corporation in 1998, Lyondell may not pay extraordinary dividends (as defined by regulations under the Employee Retirement Income Security Act of 1974, as amended) without providing a letter of credit meeting certain specified requirements. In February 2002, Lyondell provided a letter of credit meeting these requirements.

Purchases of Equity Securities

During the fourth quarter of 2003, the Company purchased the following shares of its common stock:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (October 1, 2003-October 31, 2003)	—	—	—	—
Month #2 (November 1, 2003-November 30, 2003)	7,339	$14.72	—	—
Month #3 (December 1, 2003-December 31, 2003)	71,793	$16.18	—	—

(a)	None of the shares set forth in this column was purchased under a publicly announced plan or program. All of the shares were purchased in open-market transactions.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with the Consolidated Financial Statements and the notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	For the year ended December 31,
Millions of dollars, except per share data	2003	2002	2001	2000	1999
Results of Operations Data:
Sales and other operating revenues	$3,801	$3,262	$3,193	$4,003	$3,660
Income (loss) from equity investments	(103)	14	40	199	76
Net income (loss) (a)	(302)	(148)	(150)	437	(115)
Diluted earnings (loss) per share (a) (b)	(1.84)	(1.10)	(1.28)	3.71	(1.10)
Dividends per share	0.90	0.90	0.90	0.90	0.90
Balance Sheet Data:
Total assets	7,633	7,448	6,703	7,047	9,498
Long-term debt	4,151	3,926	3,846	3,844	6,046

(a)	Net income for 2000 included an after-tax gain on asset sales of $400 million, or $3.40 per share.
(b)	Basic and diluted earnings (loss) per share are the same in all years except that basic earnings per share in 2000 are higher by $0.01.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the information contained in the Consolidated Financial Statements and the notes thereto.

In addition to comparisons of annual operating results, Lyondell Chemical Company (“Lyondell”) has included certain “trailing quarter” comparisons of fourth quarter 2003 operating results to third quarter 2003 operating results. Lyondell’s and its joint ventures’ businesses are highly cyclical in addition to experiencing some less significant seasonal effects. Trailing quarter comparisons may offer important insight into the current business direction of Lyondell and its joint ventures.

References to industry benchmark prices or costs, including the weighted average cost of ethylene production, are generally to industry prices and costs reported by Chemical Marketing Associates, Incorporated (“CMAI”), except that crude oil and natural gas benchmark price references are to industry prices reported by Platts, a reporting service of The McGraw-Hill Companies.

Overview

In 2003, the chemical industry experienced high and volatile raw material and energy costs, continuing weak demand and ongoing excess industry capacity. These factors combined to put downward pressure on industry product margins and sales volumes during 2003. In addition, Lyondell was negatively impacted by the phase out, in several U.S. states, of methyl tertiary butyl ether (“MTBE”) as an oxygenate in reformulated gasoline and the expiration of a favorable MTBE sales contract.

Benchmark crude oil and natural gas prices generally have been indicators of the level and direction of movement of raw material and energy costs for Lyondell and its joint venture, Equistar Chemicals, LP (“Equistar”). The following table shows the average benchmark prices for crude oil and natural gas for the applicable three-year period, as well as benchmark sales prices for ethylene and propylene, which Equistar produces and sells. Propylene is also a key raw material for Lyondell’s intermediate chemicals and derivatives (“IC&D”) business segment. The benchmark weighted average cost of ethylene production is based on the estimated ratio of crude oil-based liquid raw materials and natural gas liquids (“NGLs”) used in U.S. ethylene production and is subject to revision by CMAI. See discussion of Lyondell and Equistar operating results below for additional details.

	Average Benchmark Price for the Year and Percent Change Versus Prior Year Average
	2003	Percent Change	2002	Percent Change	2001
Crude oil – dollars per barrel	31.12	19%	26.12	2%	25.73
Natural gas – dollars per million BTUs	5.24	63%	3.22	(25)%	4.28
Weighted average cost of ethylene production – cents per pound	19.95	32%	15.07	(14)%	17.58
Ethylene – cents per pound	28.50	28%	22.23	(16)%	26.33
Propylene – cents per pound	21.42	19%	18.00	3%	17.42

As indicated above, crude oil and natural gas prices averaged significantly higher in 2003 than in 2002, putting upward pressure on raw material and energy costs for the chemical industry including Lyondell and Equistar. In response to the higher raw material and energy costs, Lyondell and Equistar implemented significant sales price increases in 2003 for substantially all of their products. Raw material and energy cost increases of nearly $1.2 billion were recovered through sales price increases in 2003 by Lyondell and Equistar combined. The magnitude of these price increases had a negative effect on product demand. While Lyondell, nonetheless, experienced growth in 2003 sales volumes, Equistar experienced lower sales volumes, particularly in the second quarter 2003. Although demand for Equistar’s products recovered during the second half of 2003, Equistar’s 2003 sales volumes were lower in total compared to 2002.

In 2003, Lyondell and Equistar took several significant actions to maintain liquidity, to minimize capital outlays, and to position themselves to take advantage of an expected upturn in the economy in 2004. A summary of such actions, including actions by LYONDELL-CITGO Refining LP (“LCR”), and their impact on Lyondell’s 2003 operating results follows:

•	Lyondell began production at a new world-scale propylene oxide (“PO”) plant at Maasvlakte, near Rotterdam, The Netherlands, formerly referred to as the PO-11 project, in the fourth quarter 2003, completing a major cycle of investment in new PO and derivatives capacity.

•	Lyondell issued $325 million of senior secured notes. Proceeds of the debt offering were used to purchase Lyondell’s previously-leased butanediol (“BDO”) plant, near Rotterdam, The Netherlands, in conjunction with terminating the lease, and to prepay $103 million of term loans. Lyondell recognized related pretax charges of $5 million.

•	Lyondell restructured its Nihon Oxirane joint venture in Japan, including Lyondell’s sale of a 10% interest in the joint venture to its partner for $28 million, resulting in an $18 million pretax gain and reducing Lyondell’s remaining interest to 40%.

•	Equistar completed a new $450 million accounts receivable sales facility and a $250 million inventory-based revolving credit facility and issued $700 million of new senior unsecured notes, deferring debt maturities. Lyondell’s proportionate share of the $37 million charge associated with these actions was $26 million before tax.

•	Equistar received $159 million in connection with a 15-year propylene supply arrangement, concurrent with the sale of a non-strategic polypropylene production facility for $35 million, resulting in a $12 million loss on the sale. Lyondell’s proportionate share of the loss was $8 million before tax. Total cash proceeds to Equistar were $194 million.

•	Equistar completed scheduled maintenance turnarounds at its two largest ethylene plants. While negatively impacting raw material flexibility in 2003, conclusion of these turnarounds increase Equistar’s future production flexibility.

•	LCR developed alternative approaches to complying with the low sulfur gasoline and ultra low sulfur diesel standards, leading to a reduction of approximately $300 million in estimated future environmental capital expenditures. As a result of the re-design of the low sulfur gasoline project in 2003, LCR recognized impairment of value of $25 million of costs incurred to date for the project. Lyondell’s proportionate share of this charge was $15 million before tax.

In 2002, compared to 2001, the chemical industry experienced weaker demand growth and ongoing excess capacity. The excess capacity put downward pressure on prices and, as a result, on margins. Lyondell and Equistar generally experienced some increased demand for most products during 2002 compared to 2001; however, 2002 product margins were generally lower than in 2001.

Significant events in 2002 included the August 2002 acquisition by Lyondell of the 29.5% interest in Equistar held by subsidiaries of Occidental Petroleum Corporation (together with its subsidiaries and affiliates, collectively “Occidental”). Lyondell financed this acquisition by issuing Series B common stock, warrants and a right to a contingent payment to Occidental Chemical Holding Corporation, a subsidiary of Occidental. See Notes 5 and 17 to the Consolidated Financial Statements. As a result of the transactions, Lyondell has a 70.5% interest in Equistar, while Occidental Chemical Holding Corporation owns approximately 22% of Lyondell’s common stock.

During 2001, Lyondell exited the aliphatic diisocyanates (“ADI”) business and shut down its ADI operations at its Lake Charles, Louisiana facility. The decision resulted in a pretax charge of $63 million in 2001.

RESULTS OF OPERATIONS

Lyondell’s operating income relates to the intermediate chemicals & derivatives business segment. Lyondell’s activities in the petrochemicals, polymers and refining business segments are conducted through its interests in Equistar and LCR. Lyondell accounts for its investments in Equistar and LCR using the equity method of accounting, as discussed under “Critical Accounting Policies,” below.

Lyondell Chemical Company

Revenues and Operating Income—Lyondell’s operating results are reviewed in the discussion of the Intermediate Chemicals and Derivatives (“IC&D”) segment below.

Loss from Equity Investment in Equistar—Lyondell’s equity investment in Equistar resulted in a loss of $228 million in 2003 compared to losses of $117 million in 2002 and $77 million in 2001. The increases in Lyondell’s equity losses from Equistar in 2003 and 2002 were due to Equistar’s increased 2003 loss coupled with the effect of the August 2002 increase in Lyondell’s ownership percentage from 41% to 70.5%. On a 100% basis, Equistar’s losses were $339 million in 2003, $246 million before cumulative effect of accounting change in 2002 and $283 million in 2001. See discussion of Equistar operating results below.

Income from Equity Investment in LCR—Lyondell’s income from its equity investment in LCR was $144 million in 2003, $135 million in 2002 and $129 million in 2001. See discussion of LCR operating results below.

Interest Expense—Interest expense was $415 million in 2003, $384 million in 2002 and $386 million in 2001. Interest expense in 2003 increased compared to 2002 as a result of the issuance of fixed rate debt, including $325 million of 10.5% senior secured notes in May 2003, $337 million of 9.5% senior secured notes in December 2002 and $278 million of 11.125% senior secured notes in July 2002. The fixed rate debt had higher rates of interest than the variable-rate term loans it replaced, resulting in higher interest expense in 2003 compared to 2002. Debt levels were also higher in 2003 than in 2002, primarily due to the purchase of the previously-leased Botlek BDO plant in Europe (formerly referred to as BDO-2). The increase in interest expense in 2003 was partly offset by a $9 million increase in capitalized interest. During 2003 and 2002, Lyondell capitalized $19 million and $10 million of interest, respectively, related to the construction of the Maasvlakte PO/SM plant.

Interest Income—Interest income was $23 million in 2003, $11 million in 2002 and $17 million in 2001. In 2003, interest income included $15 million of interest income related to a settlement of income tax issues. The decrease in 2002 compared to 2001 reflected lower interest rates in 2002.

Other Income (Expense), Net—Lyondell had net other income of $15 million in 2003 compared to net other expense of $29 million in 2002 and $11 million in 2001. Lyondell’s net other income in 2003 included an $18 million gain on the sale of a 10% interest in the Nihon Oxirane joint venture to Lyondell’s partner in the venture and a $5 million refinancing charge related to prepayment of $103 million of term loans. Net other expense included refinancing charges of $23 million in 2002 and $7 million in 2001 related to prepayment of term loans under Lyondell’s credit facility.

Income Tax—The 2003 effective tax rate was 37% compared to 31% in 2002 and 34% in 2001. The effective rates for all periods presented reflected a tax benefit from operating losses incurred during the year. The 2003 tax benefit exceeded the statutory federal rate due to benefits that reduced taxes on non-U.S. income, including benefits associated with the internal financing of the Maasvlakte PO/SM plant construction. The lower 2002 rate reflected the effect of taxes on non-U.S. earnings. The 2001 effective tax rate also reflected the effect of non-U.S. earnings taxed at higher rates, as well as other items, but these were offset by a benefit from a change in estimate of prior year items. The change in estimate of prior year items primarily represented certain tax effects related to the sale of assets in 2000.

Net Loss—Lyondell had a net loss of $302 million in 2003, $148 million in 2002 and $150 million in 2001. The increased net loss in 2003 compared to 2002 was primarily due to weaker operating results in Lyondell’s IC&D segment and at Equistar. Lyondell’s IC&D segment was negatively impacted by lower MTBE margins and volumes, including the expiration, at the end of 2002, of a favorable MTBE sales contract. Equistar’s operating results were affected by lower sales volumes in 2003 compared to 2002.

Lyondell’s net losses in 2002 and 2001 of $148 million and $150 million, respectively, were comparable. The net loss in 2001 included: annual goodwill amortization of $17 million after tax, which ceased effective January 1, 2002; a pretax non-cash charge of $63 million, or $41 million after-tax, related to the shut down of Lyondell’s ADI operations at its Lake Charles, Louisiana facility; and Lyondell’s 41% share, or $6 million after tax, of Equistar’s Port Arthur plant shutdown costs. The 2002 net loss reflected lower product margins at Lyondell and Equistar in 2002 as a result of ongoing industry overcapacity.

Fourth Quarter 2003 versus Third Quarter 2003

Lyondell’s fourth quarter 2003 net loss of $77 million compares to a net loss for the third quarter 2003 of $44 million. The decrease in profitability in the fourth quarter 2003 was due to Lyondell’s share of lower Equistar results, including refinancing charges incurred by Equistar during the fourth quarter 2003, as well as lower operating results in Lyondell’s IC&D segment. Equistar’s operating results were affected by higher raw material costs, while the IC&D segment was affected by lower MTBE margins and volumes in the fourth quarter 2003 compared to the third quarter 2003.

Intermediate Chemicals and Derivatives Segment

Overview—The IC&D segment produces and markets PO; PO derivatives, such as propylene glycol (“PG”), propylene glycol ethers (“PGE”), and butanediol (“BDO”); toluene diisocyanate (“TDI”); styrene monomer (“SM” or “styrene”) and methyl tertiary butyl ether (“MTBE”), the principal derivative of tertiary butyl alcohol (“TBA”). SM and TBA are co-products of Lyondell’s two major PO production processes, referred to as PO/SM and PO/TBA.

In 2003, IC&D operating results were negatively impacted by the phase out, in several U.S. states, of MTBE and the expiration of a favorable MTBE sales contract, as well as experiencing high and volatile raw material and energy costs and ongoing excess industry capacity. Lyondell also started production at its Maasvlakte PO/SM plant and restructured its joint venture in Japan.

During 2003, several major oil companies substantially reduced or discontinued the use of MTBE in gasoline produced for California markets. In addition, New York, Connecticut, and California banned the use of MTBE effective January 1, 2004. Lyondell believes that these actions created a supply/demand imbalance with the result that market MTBE margins were significantly lower in 2003 compared to 2002. In addition, a favorable MTBE sales contract expired at the end of 2002, contributing to lower MTBE margins in 2003 compared to 2002. MTBE industry capacity was reduced during 2003 as a result of the shutdown of some higher-cost MTBE production facilities by other producers, which relieved some of the oversupply.

The cost of propylene, consistent with other raw material costs, escalated during the first half of 2003. The benchmark price of propylene averaged 19% higher in the U.S. and 8% higher in Europe in 2003 than in 2002. The IC&D segment also experienced higher energy costs due to significant increases in natural gas prices compared to 2002. Lyondell implemented sales price increases for products in the IC&D segment in 2003 in response to the higher raw material and energy costs.

Lyondell began production at the Maasvlakte PO/SM plant in the fourth quarter 2003. The Maasvlakte PO/SM plant has annual capacity of 625 million pounds of PO and 1.4 billion pounds of SM, or approximately 5% and 3% of worldwide PO and SM capacity, respectively, of which Lyondell’s share is 50%. The Maasvlakte PO/SM plant incurred prestart-up expenses during 2003 of approximately $40 million, of which Lyondell’s 50% share was $20 million.

In 2003, Lyondell completed a restructuring of its Nihon Oxirane joint venture in Japan, including the sale of a 10% interest in the joint venture to Lyondell’s partner for $28 million, resulting in an $18 million gain and reducing Lyondell’s remaining interest from 50% to 40%. The governance of the joint venture remains substantially unchanged. The agreements also include provisions for the cross licensing of certain technology rights, construction of a new propylene glycol (“PG”) plant by Nihon Oxirane, and changes in operations agreed to by the partners to expand Nihon Oxirane’s market position in Asia for PO and PG and to improve Nihon Oxirane’s cost structure. In addition, under the new agreements, a PO plant in Chiba, Japan constructed by Lyondell’s joint venture partner, which began production in the second quarter 2003, is expected to be transferred to Nihon Oxirane by 2006.

In 2002, compared to 2001, the IC&D segment benefited from stronger demand, including increased demand in end-use markets for PO and derivatives, such as automotive, housing and home furnishings. This resulted in generally higher sales volumes in 2002 compared to 2001. However, the increased demand did not benefit industry margins for PO derivatives, which continued to be negatively affected by industry overcapacity.

During June 2002, construction of the Botlek BDO plant was completed and leased by Lyondell under an operating lease. Production of BDO commenced in July 2002. In May 2003, Lyondell exercised its option under the operating lease to purchase this plant. See Note 9 to the Consolidated Financial Statements.

PO and derivatives markets continue to be adversely affected by excess capacity as a result of recent capacity additions, which have not yet been fully absorbed by demand growth. Approximately 2.5 billion pounds of new industry PO capacity, or approximately 22%, has been added from 1999 to 2003, primarily in Europe and Asia.

The following table sets forth average benchmark market prices for propylene and Lyondell’s product sales volumes, sales and other operating revenues and operating income (loss) for the IC&D segment.

	For the year ended December 31,
	2003	2002	2001
Average Benchmark Price
Propylene
United States – cents per pound	21.42	18.00	17.42
Europe – euros per metric ton	476	441	461

Volumes, in millions
PO, PO derivatives and TDI (pounds)	3,288	3,028	2,803
Co-products:
Styrene (pounds)	3,467	3,337	3,132
MTBE and other TBA derivatives (gallons)	1,142	1,208	1,157

Millions of dollars
Sales and other operating revenues	$3,801	$3,262	$3,193
Operating income (loss)	(1)	174	112

The above sales volumes include processing volumes and purchases for resale. The purchases for resale, principally styrene, will be substantially replaced by production volumes with the startup of the new Maasvlakte PO/SM plant in the Netherlands, in the fourth quarter 2003.

Revenues—Revenues of $3.8 billion in 2003 increased 17% from revenues of $3.3 billion in 2002 due primarily to higher average sales prices and the foreign exchange effect of a weaker U.S. dollar. Sales volumes for PO and derivatives and styrene increased but were partly offset by lower MTBE volumes. Average sales prices in 2003 for most products were higher in response to the higher raw material and natural gas costs in 2003. Sales volumes for PO and derivatives increased 9%, including BDO, deicers and PG, reflecting increased demand, a full year of production from the Botlek BDO plant and more severe weather, which increased deicer demand. These higher volumes were partly offset by lower TDI sales volumes. Sales volumes increased 4% for styrene in 2003 compared to 2002, as a result of increased U.S. spot sales. Sales volumes for MTBE and other TBA derivatives decreased 5% on lower MTBE demand.

Revenues of $3.3 billion in 2002 increased 2% from $3.2 billion in 2001 as higher sales volumes were substantially offset by lower sales prices. Sales volumes for PO and derivatives increased 8% primarily due to higher demand for PO in urethanes markets and higher BDO volumes due to the Botlek BDO plant startup in 2002. These higher volumes were partly offset by lower TDI sales volumes, due to TDI maintenance turnarounds, and the shut down of Lyondell’s ADI operations in the third quarter 2001. Sales volumes also increased 7% for SM and 4% for TBA and derivatives, primarily MTBE, in 2002 compared to 2001. Higher SM sales volumes in 2002 reflected the expected startup of the Maasvlakte PO/SM plant in The Netherlands and higher export sales, primarily to Asia. The lower 2002 average sales prices were primarily due to lower sales prices for PO and derivatives and MTBE. The lower 2002 PO and derivatives average sales prices, to a large extent, reflected weaker demand for PO derivatives and industry overcapacity. The lower 2002 MTBE average sales prices primarily reflected lower gasoline prices in 2002 compared to 2001.

Operating Income (Loss)—The operating loss in 2003 of $1 million compares to operating income in 2002 of $174 million. The $175 million decrease in operating results was primarily due to lower 2003 MTBE margins and volumes and, to a lesser extent, lower volumes and margins for TDI. These effects were partly offset by improved results for PO and derivatives. The lower MTBE margins and volumes reflected decreased MTBE demand, the expiration of the favorable MTBE sales contract and higher raw material and energy costs related to high natural gas costs in the U.S. MTBE demand decreased as use of MTBE was phased out in certain key states. Higher 2003 PO and derivatives sales volumes and prices more than offset the effect of higher operating costs, which were primarily due to higher U.S. natural gas costs and the new Botlek BDO plant.

Operating income of $174 million in 2002 increased $62 million from $112 million in 2001, primarily reflecting a $63 million restructuring charge and $30 million of goodwill amortization in 2001. Operating results in 2002 reflected lower product margins for PO derivatives and higher fixed costs, due to the startup of the new Botlek BDO plant. These negative effects in 2002 were partly offset by the benefits of higher SM and TDI margins, higher sales volumes and the exit from the unprofitable ADI business in the third quarter 2001. Lower PO derivatives margins reflected a weaker pricing environment in 2002 as noted above. Higher SM margins reflected a stronger SM market in most of 2002 compared to 2001. TDI margins improved on lower raw materials costs and supply shortages that led to higher sales prices in 2002.

Fourth Quarter 2003 versus Third Quarter 2003

Fourth quarter 2003 operating income of $3 million decreased $17 million from third quarter 2003 operating income of $20 million. The decrease in operating income was primarily the result of lower sales margins and volumes for MTBE. PO and derivatives and TDI operating results improved primarily due to higher product margins. Third quarter 2003 MTBE margins were unusually strong around the Labor Day holiday but experienced a typical fourth quarter seasonal slowdown and margin pressure. The MTBE market was also impacted by the final steps of the California MTBE phase-out and the initial effects of the pending phase-outs in New York and Connecticut, effective January 1, 2004. Fourth quarter 2003 PO and derivatives prices increased, while raw material costs were relatively unchanged. Volumes increased 10%, reflecting seasonal deicer sales. A key event during the fourth quarter 2003 was the startup of the Maasvlakte PO/SM plant in Europe late in the quarter.

Equistar Chemicals, LP

Overview

Equistar produces and markets olefins, including ethylene, propylene, and butadiene; aromatics, including benzene and toluene; and oxygenated products, including ethylene oxide and derivatives, ethylene glycol, ethanol and MTBE in its petrochemicals segment. Additionally, Equistar produces and markets polyolefins, including high density polyethylene (“HDPE”), low density polyethylene (“LDPE”), linear-low density polyethylene (“LLDPE”) and polypropylene; and performance polymers products, including wire and cable insulating resins, and polymeric powders in its polymers segment.

In 2003, the chemical industry experienced high and volatile raw material and energy costs, continuing weak demand and ongoing excess industry capacity. Preliminary estimates by CMAI indicate that U.S. industry ethylene demand in 2003 decreased slightly compared to 2002.

Benchmark crude oil and natural gas prices generally have been indicators of the level and direction of movement of raw material and energy costs for Equistar. Olefins are produced from two major raw material groups:

•	crude oil-based liquids (“liquids”), including naphthas, condensates, and gas oils, the prices of which are generally related to crude oil prices; and

•	natural gas liquids (“NGLs”), principally ethane and propane, the prices of which are generally affected by natural gas prices.

Equistar has the ability to shift its ratio of raw materials used in production of olefins to take advantage of the relative costs of liquids and NGLs.

Raw material and energy costs averaged significantly higher in 2003 than in 2002, putting upward pressure on raw material costs for the chemical industry, including Equistar. In response to the higher raw material and energy costs, Equistar implemented significant sales price increases in 2003 for substantially all of its petrochemicals and polymers products. Raw material and energy cost increases of nearly $1 billion were recovered through sales price increases in 2003. The magnitude of these price increases had a negative effect on product demand, and contributed to Equistar experiencing lower sales volumes, particularly in the second quarter 2003. Although demand recovered during the second half of 2003, sales volumes were lower for the year 2003 compared to 2002.

In 2003, Equistar issued $700 million of new senior unsecured notes, deferring debt maturities, restructured its credit facility and entered into a new receivables sales facility to maintain its liquidity. These actions resulted in $37 million of financing fees and related expenses in 2003.

In March 2003, Equistar completed transactions involving a 15-year propylene supply arrangement and the sale of its Bayport polypropylene production facility in Pasadena, Texas. Equistar received total cash proceeds of $194 million, including the value of the polypropylene inventory sold. Cash proceeds of $159 million of the total represented a partial prepayment under the long-term propylene supply arrangement. Equistar also took steps in 2003 to refocus its research and development (“R&D”) activities, resulting in the write off of an R&D facility and incurrence of employee severance costs.

Equistar also completed scheduled maintenance turnarounds at its two largest ethylene plants in 2003. While negatively impacting raw material flexibility in 2003, conclusion of these turnarounds increases Equistar’s future production flexibility.

In 2002, compared to 2001, the chemical industry experienced weak demand growth and ongoing excess capacity. For the year 2002, U.S. industry ethylene demand grew 2.8%, compared to 2001, which failed to absorb excess ethylene industry capacity. This continued to put downward pressure on industry prices and as a result, on product margins. Overall, Equistar experienced lower product margins in 2002 than in 2001.

RESULTS OF OPERATIONS

Net Loss—Equistar had a 2003 net loss of $339 million compared to a 2002 net loss of $246 million, before the cumulative effect of an accounting change in 2002. The $93 million higher loss in 2003 included $37 million of refinancing costs, a $12 million loss on the sale of the polypropylene plant, an $11 million charge for the write-off of a polymer R&D facility and $6 million of employee severance costs. The 2002 loss included the negative impact of certain fixed price natural gas and NGL purchase contracts. Equistar’s costs under these contracts were approximately $33 million higher than market-based costs would have been. The remaining $60 million decrease in operating results was primarily due to lower sales volumes, which were only partly offset by higher average product margins in 2003. In addition, selling, general and administrative expenses in 2003 were $27 million higher than in 2002, reflecting higher pension and medical benefit costs and a higher provision for doubtful accounts.

Equistar had a 2002 net loss of $246 million, before the cumulative effect of an accounting change, compared to a 2001 net loss of $283 million. The 2002 loss included the $33 million negative impact of the fixed price natural gas and NGL purchase contracts. The 2001 period included $33 million of goodwill amortization, $22 million of shutdown costs for Equistar’s Port Arthur, Texas polyethylene facility and a $35 million negative impact from the fixed price natural gas and NGL contracts. Apart from these items, the increase in the net loss primarily reflected a $129 million decrease in petrochemicals segment operating income, partly offset by a $112 million improvement in the polymers segment operating loss. Petrochemicals segment operating income decreased as sales prices decreased more than raw material costs, resulting in lower petrochemicals product margins in 2002 compared to 2001. The polymers segment operating loss was reduced as raw material costs, primarily ethylene and propylene, decreased more than the decreases in average polymers product sales prices, resulting in higher polymers product margins in 2002 compared to 2001.

Fourth Quarter 2003 versus Third Quarter 2003

Equistar had a net loss of $104 million in the fourth quarter 2003 compared to a net loss of $40 million in the third quarter 2003. Equistar’s fourth-quarter operations were negatively impacted by an increase in the cost of ethylene production driven by higher prices for raw materials and energy. Equistar responded with price increases, but the timing of the price increases was such that they were insufficient to fully offset the cost increases. The benchmark cost of ethylene production was over 2 cents per pound higher in the fourth quarter 2003 compared to the third quarter 2003, while benchmark ethylene sales prices increased by less than 1 cent per pound. Additionally, a scheduled maintenance turnaround at an ethylene plant during the fourth quarter 2003 had a modest negative impact on operations by affecting Equistar’s ability to optimize its raw material utilization. The fourth quarter 2003 included $18 million of finance charges and $6 million of severance costs, while the third quarter 2003 included the $11 million charge for the write-off of the polymer R&D facility.

Sales volumes continued to improve during the fourth quarter 2003 versus the third quarter 2003. Sales of ethylene and ethylene derivatives increased by approximately 2 percent. Sales volumes typically decrease in the fourth quarter versus the third quarter.

Segment Data

The following tables reflect selected sales volume data, including intersegment sales volumes, and summarized financial information for Equistar’s business segments.

	For the year ended December 31,
In millions	2003	2002	2001
Selected petrochemicals products:
Olefins (pounds)	16,053	16,815	16,236
Aromatics (gallons)	384	369	366
Polymers products (pounds)	5,389	6,098	5,862

Millions of dollars
Sales and other operating revenues:
Petrochemicals segment	$6,036	$4,957	$5,384
Polymers segment	2,023	1,868	1,980
Intersegment eliminations	(1,514)	(1,288)	(1,455)

Total	$6,545	$5,537	$5,909

Operating income (loss):
Petrochemicals segment	$124	$146	$275
Polymers segment	(78)	(74)	(186)
Unallocated	(135)	(116)	(188)

Total	$(89)	$(44)	$(99)

Petrochemicals Segment

Revenues—Revenues of $6.0 billion in 2003 increased 22% compared to revenues of $5.0 billion in 2002 due to higher sales prices partly offset by lower segment sales volumes. Benchmark ethylene prices averaged 28% higher in 2003 compared to 2002 in response to significant increases in the cost of ethylene production, while benchmark propylene sales prices averaged 19% higher. Segment sales volumes decreased 3% in 2003 compared to 2002 due to lower sales to the polymers segment and lower co-product production in 2003. Lower co-product production reflected the scheduled maintenance turnarounds at two major ethylene plants in 2003.

Revenues of $5.0 billion in 2002 decreased 8% compared to revenues of $5.4 billion in 2001 as lower 2002 average sales prices were only partly offset by a 4% increase in sales volumes. Equistar’s sales prices in 2002 averaged 11% lower than in 2001, reflecting lower raw material costs and low demand growth coupled with excess industry capacity. Benchmark ethylene sales prices averaged 22.2 cents per pound in 2002, a 16% decrease compared to 2001. These lower ethylene sales prices were slightly offset by higher 2002 propylene sales prices. Benchmark propylene sales prices averaged 3% higher in 2002 than in 2001.

Operating Income—The operating income for the segment of $124 million in 2003 decreased $22 million compared to operating income of $146 million in 2002. Operating income for 2002 included the $33 million negative effect of the fixed price natural gas and NGL purchase contracts entered into in early 2001. The decrease in 2003 operating income was due to the negative effect of two scheduled maintenance turnarounds and 3% lower sales volumes.

Operating income of $146 million in 2002 decreased $129 million from $275 million in 2001 as sales prices decreased more than raw material costs, resulting in lower product margins. The effect of the lower 2002 product margins was only partly offset by the benefit of a 4% increase in sales volumes, which was in line with industry demand growth.

Polymers Segment

Revenues—Revenues of $2,023 million in 2003 increased 8% compared to revenues of $1,868 million in 2002. The increase was due to a 23% increase in average sales prices partly offset by a 12% decrease in sales volumes. Average sales prices increased in response to higher raw material costs, primarily ethylene, compared to 2002. The average benchmark price of ethylene increased 28% in 2003 compared to 2002. The lower polymers sales volumes reflected the negative effect of the higher sales prices on demand and, to a lesser extent, the sale of the Bayport polypropylene production facility in 2003.

Revenues of $1,868 million in 2002 decreased 6% compared to revenues of $1,980 million in 2001 due to a 9% decrease in average sales prices offset by a 4% increase in sales volumes. Lower sales prices in 2002 reflected generally lower raw material costs compared to 2001. Sales volumes increased due to stronger demand in 2002 compared to 2001.

Operating Loss—The polymers segment had an operating loss of $78 million in 2003 compared to an operating loss of $74 million in 2002. The combined effects of the $11 million write-off and the $12 million loss on sale noted above, as well as the negative effect of the 12% decrease in sales volumes, was substantially offset by higher polymer product margins. Margins increased in 2003 compared to 2002 as higher average sales prices more than offset higher raw material costs.

The operating loss of $74 million in 2002 decreased $112 million compared to the operating loss of $186 million in 2001. The $112 million improvement was due to higher polymers product margins and, to a lesser extent, higher sales volumes. Margins improved in 2002 compared to 2001, as decreases in sales prices were less than the decreases in polymers raw material costs.

Unallocated Items

The following discusses costs and expenses that were not allocated to the petrochemicals or polymers segments.

Other Operating Costs and Expenses—These include unallocated general and administrative expenses and, in 2001, goodwill amortization. Unallocated expenses were $135 million in 2003, $116 million in 2002 and $188 million in 2001. The increase from 2002 to 2003 was primarily due to an increase in general and administrative expenses due to higher pension and medical benefit costs and a higher provision for doubtful accounts. The decrease from 2001 to 2002 was primarily due to goodwill amortization of $33 million that ceased in 2002 and the $22 million of shutdown costs in 2001.

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

Refining Segment

Overview—LCR produces refined petroleum products, including gasoline, low sulfur diesel, jet fuel, aromatics and lubricants. PDVSA Petróleo, S.A. (“PDVSA Oil”) supplies extra heavy Venezuelan crude oil to LCR under a long-term crude supply agreement (“Crude Supply Agreement” or “CSA”)—see “Crude Supply Agreement” section of Note 16 to the Consolidated Financial Statements. Under the CSA, LCR purchases 230,000 barrels per day of extra heavy crude oil, which constitutes approximately 86% of its refining capacity of 268,000 barrels per day. LCR purchases the balance of its crude oil requirements on the spot market. Profit margins on spot market crude oil tend to be more volatile than margins on CSA crude oil.

In 2003, CSA crude oil deliveries for the year were nearly at the contract rate, despite a disruption of CSA crude oil deliveries to LCR during January 2003 due to the effects of a national strike in Venezuela that began in December 2002. In 2002, CSA crude oil deliveries were below the contract rate as PDVSA Oil declared itself in a force majeure situation in January 2002 and, beginning in March 2002, reduced 2002 deliveries under the CSA. CSA deliveries were restored to contract levels in the third quarter 2002. During 2002, LCR made increased use of crude oil purchased in the spot market to compensate for the lower CSA deliveries. LCR’s CSA crude oil processing rates averaged 224,000 barrels per day in 2003 compared to 213,000 barrels per day in 2002. During 2001, processing of extra heavy Venezuelan crude oil under the CSA averaged 229,000 barrels per day, despite a major maintenance turnaround at LCR in the fourth quarter 2001 as volumes were accelerated into the first nine months of 2001. This resulted in higher than contract level CSA crude oil processing rates during the first nine months of 2001, allowing LCR to attain the near-contract processing rate of 229,000 barrels per day for the full year 2001. A strong gasoline market continued through the third quarter 2001, benefiting LCR’s margins on spot purchases of crude oil.

During 2003, LCR developed an alternative approach to complying with a mandated low sulfur gasoline standard, which will lead to a reduction in overall capital expenditures for the project. As a result, in 2003, LCR recognized impairment of value of $25 million of costs related to the project. See “Clean Air Act” section of Note 16 to the Consolidated Financial Statements.

The following table sets forth, in thousands of barrels per day, sales volumes for LCR’s refined products and processing rates at the refinery for the periods indicated:

	For the year ended December 31,
Thousand barrels per day	2003	2002	2001
Refined products sales volumes:
Gasoline	119	115	101
Diesel and heating oil	85	84	71
Jet fuel	19	18	20
Aromatics	8	9	8
Other refined products	91	96	107

Total refined products sales volumes	322	322	307

Crude processing rates:
Crude Supply Agreement	224	213	229
Other crude oil	40	46	19

Total crude processing rates	264	259	248

Revenues—Revenues for LCR, including intersegment sales, were $4.2 billion in 2003, $3.4 billion in 2002 and $3.3 billion in 2001. Revenues for 2003 increased 23% compared to 2002. The increase was primarily due to higher sales prices for refined products. Average sales prices for refined products during 2003 were 22% higher than in 2002. While total crude processing rates increased by only 2% from 2002 to 2003, this represented an increase in CSA crude processing rates of 11,000 barrels per day offset by a 6,000 barrel per day decrease in spot market crude processing rates.

Revenues for 2002 increased 3% compared to 2001. The increase was primarily due to a 5% increase in sales volumes, partly offset by lower sales prices. Total crude processing rates averaged 259,000 barrels per day in 2002, a 4% increase compared to 248,000 barrels per day in 2001. However, processing rates of spot market crude, which was less profitable than CSA crude oil, averaged 46,000 barrels per day in 2002 compared to 19,000 barrels per day in 2001 as a result of lower CSA crude oil deliveries in 2002.

Interest Expense—LCR’s net interest expense was $36 million in 2003, $32 million in 2002 and $51 million in 2001. Interest expense included interest on loans payable to partners of $6 million in 2003, $6 million in 2002 and $12 million in 2001. Interest expense increased in 2003 compared to 2002 primarily as a result of higher debt issuance cost amortization, which reflects the higher debt issuance costs associated with the current credit facility. Interest expense decreased in 2002 compared to 2001 due to lower interest rates under LCR’s variable-rate debt, and lower amortization expense related to debt issuance costs. LCR’s debt was refinanced in July 2001 and December 2002.

Net Income—LCR’s net income was $228 million in 2003, $213 million in 2002 and $203 million in 2001. The $15 million increase in net income in 2003 compared to 2002 was due to the benefit from processing higher volumes of higher margin CSA crude oil and higher product margins for aromatics and lubricants in 2003. These benefits were partially offset by the negative effect in 2003 of higher natural gas costs, the $25 million charge related to the previously capitalized costs for the low sulfur gasoline project, and a $6 million charge related to personnel reductions.

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

Fourth Quarter 2003 versus Third Quarter 2003

LCR’s fourth quarter 2003 net income of $73 million was comparable to net income of $69 million in the third quarter 2003 as CSA crude oil volumes and total crude oil volumes were relatively unchanged. LCR operated at nearly full capacity during the fourth quarter 2003. Total crude oil processing rates in fourth quarter 2003 averaged 271,000 barrels per day, while CSA crude oil processing rates averaged 227,000 barrels per day.

FINANCIAL CONDITION

Operating Activities—Lyondell’s operating activities in 2003 provided cash of $103 million compared to $289 million in 2002 and $199 million in 2001. The $186 million decrease in 2003 primarily reflected lower 2003 operating results and income tax refunds in 2003 compared to 2002 partly offset by a net reduction in the controllable components of working capital – receivables, inventory and payables.

The IC&D business segment operating loss of $1 million in 2003 compared to operating income of $174 million in 2002 was a decrease of $175 million. Also, income tax refunds and settlements of $64 million received in 2003 were less than the $97 million received in 2002. Lyondell has now recovered all refundable prior year U.S. income taxes, and does not expect to receive a refund in 2004 for the tax benefit of the 2003 loss, but will expect to utilize this loss to reduce the taxes otherwise payable related to future taxable income.

The controllable components of working capital decreased a net $21 million during 2003, primarily due to an increase in related party payables in 2003 compared to a net $8 million increase during 2002. In December 2003, Lyondell entered into a new $100 million, four-year, accounts receivable sales facility to replace its previous $85 million accounts receivable sales agreement. The balance of Lyondell’s accounts receivable sold under the new facility at December 31, 2003 was $75 million compared to $65 million at December 31, 2002 under the previous facility.

The increase in cash provided in 2002 compared to 2001 was primarily due to the 2002 federal income tax refund of $97 million and $83 million of lower 2002 cash expenditures for maintenance turnarounds, systems implementation, interest and employee benefits, partly offset by a $136 million lower benefit from net reductions in the controllable components of working capital – receivables, inventory and payables.

Investing Activities—Investing activities used cash of $222 million in 2003, $623 million in 2002 and $191 million in 2001. The increased use of cash in 2002 primarily reflected the purchase of an additional equity interest in Equistar.

The following table summarizes the 2003, 2002 and 2001 capital expenditures of Lyondell and its principal joint ventures, including Lyondell’s contributions to the U.S. PO Joint Venture and European PO Joint Venture, as well as their 2004 capital budgets:

Millions of dollars	Budget 2004	2003	2002	2001
Capital expenditures – 100% basis:
Lyondell	$59	$268	$22	$68
Equistar	148	106	118	110
LCR	90	46	65	109

Capital expenditures - Lyondell proportionate share:
Lyondell – 100%	$59	$268	$22	$68
Equistar – 70.5% (41% prior to August 22, 2002)	104	75	73	45
LCR – 58.75%	53	27	38	64

Total capital expenditures	216	370	133	177
Contributions to European PO Joint Venture	10	87	55	110
Contributions to U.S. PO Joint Venture	—	1	9	9

Total capital expenditures and contributions to PO joint ventures	$226	$458	$197	$296

Lyondell’s 2003, 2002 and 2001 capital expenditures consist primarily of spending for regulatory compliance and cost reduction projects. Lyondell’s 2003 capital expenditures included the purchase of the Botlek BDO plant for $218 million, which Lyondell previously leased. See “Financing Activities” below. Cash contributions to the European PO Joint Venture and U.S. PO Joint Venture of $88 million included $20 million to fund Lyondell’s 50% share of the Maasvlakte PO/SM plant prestart-up expenses. In addition to the cash contributions shown above, contributions to joint ventures also included $19 million of capitalized interest related to the Maasvlakte PO/SM plant – see table below. The Maasvlakte PO/SM plant began production in December 2003.

Equistar’s 2003 and 2002 capital expenditures included $18 million and $47 million, respectively, for railcar purchases related to the early termination and expiration of certain railcar leases. LCR’s capital expenditures were higher in 2001 as projects were scheduled to take advantage of the major planned maintenance turnaround during the fourth quarter 2001. Increases in Equistar’s and LCR’s 2004 capital budgets result from anticipated spending to ensure compliance with new environmental regulations.

The following table summarizes Lyondell’s cash distributions from and cash contributions to its principal joint venture affiliates:

Millions of dollars	2003	2002	2001
Cash distributions from joint venture affiliates:
LCR	$253	$126	$165
Equistar	—	—	—
Other	2	—	15

Total distributions	255	126	180
Less: Earnings of affiliates	144	135	130

Total distributions from affiliates in excess of earnings	$111	$—	$50

Cash contributions to joint venture affiliates:
LCR	$30	$46	$46
Equistar	—	—	—
European PO Joint Venture, including capitalized interest	106	55	110
U.S. PO Joint Venture	1	9	9
Other	—	4	8

Total	$137	$114	$173

Equistar made no cash distributions to its partners during 2003, 2002 and 2001 as a result of continuing adverse conditions in the industry and its debt service obligations. There were no contributions to Equistar during the periods. LCR fourth quarter 2002 cash distributions were negatively affected as a result of uncertainties in cash flow stemming from the national strike in Venezuela. LCR resumed cash distributions in the first quarter of 2003.

In March 2003, Lyondell and its partner completed agreements related to their Nihon Oxirane joint venture based in Japan. As part of the agreements, Lyondell sold a 10% share in Nihon Oxirane to its partner in the venture for $28 million, reducing Lyondell’s ownership interest to 40%. Lyondell realized an $18 million gain on the sale.

In August 2002, Lyondell increased its equity interest in Equistar by acquiring Occidental’s 29.5% interest. See Notes 5 and 17 to the Consolidated Financial Statements. As a result, Lyondell currently has a 70.5% interest in Equistar. In connection with the acquisition, Lyondell issued common stock, warrants and a contingent right to Occidental Chemical Holding Corporation. These transactions included concurrent payments between the parties of agreed amounts of approximately $440 million. The agreed amounts exchanged are included in cash used in investing activities and cash provided by financing activities.

Financing Activities—In October 2003, Lyondell sold 13.8 million shares of original common stock, including 2.7 million shares purchased by Occidental Chemical Holding Corporation. Lyondell used the net proceeds of approximately $171 million to enhance liquidity and for general corporate purposes.

In May 2003, Lyondell issued $325 million of 10.5% senior secured notes due in September 2013. The proceeds, net of related fees, of $318 million were used to prepay the $103 million outstanding balance of Term Loan E and to finance the purchase of the Botlek BDO plant that Lyondell previously leased. The related lease was terminated.

In March 2003, Lyondell obtained amendments to its credit facility to provide additional financial flexibility by easing certain financial ratio requirements. See “Long-Term Debt” section of “Contractual and Other Obligations” below.

In December 2002, Lyondell issued $337 million of 9.5% senior secured notes due 2008, using net proceeds, after discount and fees, of $321 million to prepay $315 million of the principal amount outstanding under Term Loan E of the credit facility and to pay a $6 million prepayment premium.

In August 2002, Lyondell completed certain transactions with Occidental Chemical Holding Corporation (“OCHC”). As a result of these transactions, OCHC received an equity interest in Lyondell, including:

•	34 million shares of newly issued Lyondell Series B common stock;

•	five-year warrants to acquire five million shares of Lyondell original common stock at $25 per share; and

•	a right to a contingent payment equivalent in value to 7.38% of Equistar’s cash distributions related to 2002 and 2003.

There were no distributions by Equistar in 2003 or 2002, and the right to a contingent payment expired with no payments made thereunder.

As a result of the transactions with OCHC, Lyondell has two series of common stock outstanding, original common stock and Series B common stock. Lyondell paid a regular quarterly cash dividend of $0.225 per share of original common stock in each of the four quarters of 2003, totaling $116 million. Lyondell elected to pay the regular quarterly dividends on each share of outstanding Series B common stock in kind, or a total of 2.3 million and 0.6 million shares of Series B common stock during 2003 and 2002, respectively.

Following these transactions, including the 2.7 million common shares purchased by OCHC in October 2003, and the payment of dividends to OCHC in the form of shares of Series B common stock, OCHC owns a 22% equity interest in Lyondell as of December 31, 2003.

In July 2002, Lyondell completed debt and equity offerings, as well as amendments to its credit facility that made certain financial ratio requirements less restrictive. Lyondell issued $278 million of 11.125% senior secured notes due 2012, using proceeds of $204 million to prepay $200 million of the principal amount outstanding under Term Loan E of the credit facility and to pay a $4 million prepayment premium. The remaining net proceeds of approximately $65 million were used for general corporate purposes. Lyondell also issued 8.28 million shares of common stock, receiving net proceeds of $110 million that were used for general corporate purposes.

Also, in July 2002, after receiving consents from the holders of the senior secured and senior subordinated notes, Lyondell amended the indentures related to those notes. The principal indenture amendment revised a limitation that had restricted payment of Lyondell’s current $0.90 per share annual cash dividend to a specified number of shares. As a result of the amendment, the number of shares with respect to which the $0.90 per share annual cash dividend may be paid is no longer restricted by the indenture covenants. Lyondell paid fees totaling $17 million related to the amendments to the indentures and the credit facility. Lyondell had previously obtained amendments to the credit facility and the financial ratio requirements in September 2001 and March 2001.

Lyondell also made debt payments of $17 million during 2002 primarily using proceeds of certain asset sales, principally assets related to the ADI business, as required by the terms of the credit facility.

Liquidity and Capital Resources—Lyondell’s balance sheet remains highly leveraged. As of December 31, 2003, long-term debt, including current maturities, totaled $4.2 billion, or approximately 76% of total capitalization. In addition, as of December 31, 2003 Lyondell’s joint ventures had approximately $2.8 billion of debt and Lyondell remains contingently liable as a guarantor of $300 million of that debt.

In November 2003, Moody’s Investors Service (“Moody’s”) lowered Lyondell’s senior secured debt rating from Ba3 to B1. During 2003, Standard & Poor’s rating service (“S&P”) lowered Lyondell’s senior secured debt rating from BB to BB-, and, in January 2004, S&P further lowered it from BB- to B+, citing weaker than expected fourth quarter and full year 2003 operating results, uncertainties regarding MTBE and dependence on LCR’s cash distributions. S&P also changed the outlook for Lyondell from negative to stable, citing prudent steps taken by management to extend debt maturities and maintain liquidity in a difficult business environment.

One or more of the rating agencies may reduce Lyondell’s ratings in the future, whether as the result of adverse developments affecting Lyondell’s or its joint ventures’ business, events beyond their control or other reasons cited by the agencies. A downgrade in debt rating could affect Lyondell’s trade terms, borrowing costs and its ability to refinance or restructure debt in the future.

Lyondell’s ability to pay or refinance its debt will depend on future operating performance, which could be affected by general economic, financial, competitive, legislative, regulatory, business and other factors, many of which are beyond its control. Lyondell believes that conditions will be such that cash balances, cash generated from operating activities, cash distributions from joint ventures and funds from lines of credit will be adequate to meet anticipated future cash requirements, including scheduled debt repayments, necessary capital expenditures, ongoing operations and dividends. However, if future operating cash flows are less than currently anticipated, Lyondell may be forced to reduce or delay capital expenditures, sell assets, or reduce operating expenses.

At December 31, 2003, Lyondell had cash on hand of $438 million. In addition, the $350 million revolving credit facility, which matures in June 2005, was undrawn as of December 31, 2003. Amounts available under the revolving credit facility are reduced to the extent of certain outstanding letters of credit provided under the credit facility, which totaled $50 million as of December 31, 2003.

Off-Balance Sheet Arrangements—The Securities and Exchange Commission (“SEC”) has described various characteristics to identify contractual arrangements that would fall within the SEC’s definition of off-balance sheet arrangements. Lyondell is a party to the following arrangements that have some of those characteristics:

•	Accounts receivable sales facility—In December 2003, Lyondell entered into a new $100 million, four-year, accounts receivable sales facility to replace its previous accounts receivable sales program. Pursuant to the facility, Lyondell sells, through a wholly owned bankruptcy remote subsidiary, on an ongoing basis and without recourse, an interest in a pool of domestic accounts receivable to financial institutions participating in the facility. Lyondell is responsible for servicing the receivables. The amount of interest in the pool of receivables permitted to be sold is determined by a formula. The agreement currently permits the sale of up to $75 million of total interest in domestic accounts receivable, which was the balance sold under the new facility as of December 31, 2003. At December 31, 2002, the balance sold under the previous arrangement was $65 million. Accounts receivable in the consolidated balance sheets are reduced by the sales of interest in the pool. The facility accelerates availability to the business of cash from product sales that otherwise would have been collected over the normal billing and collection cycle. The availability of the accounts receivable sales facility provides one element of Lyondell’s ongoing sources of liquidity and capital resources. Upon termination of the facility, cash collections related to accounts receivable then in the pool would first be applied to the outstanding interest sold, but Lyondell would in no event be required to repurchase such interest. See Note 7 to the Consolidated Financial Statements for additional accounts receivable information.

•	Equity investments in joint ventures—Lyondell holds variable equity interests in the Equistar and LCR joint ventures, and engages in minor research and development activities with Equistar. There are various contractual arrangements for the purchase and sale of product among Lyondell and these joint ventures, as more fully described in Notes 5 and 6 to the Consolidated Financial Statements. Although Lyondell does not believe that these joint venture investments represent the type of arrangement intended to be addressed by the SEC’s definition of off-balance sheet arrangements, each is important to the future liquidity of, and is therefore a capital resource to, Lyondell. Although distribution to its owners of the earnings of LCR have represented a source of cash for Lyondell in recent years, the debt of Lyondell’s joint ventures, Equistar and LCR, is not a source of liquidity or a capital resource for Lyondell. In the future, as business conditions improve, distribution to its owners of earnings of Equistar may be a significant source of liquidity and a capital resource for Lyondell.

The known events and trends affecting these joint ventures are discussed above in the “Operating Results” sections and within this “Financial Condition” section. The effects of these investments on Lyondell’s financial statements are disclosed on the face of the Consolidated Financial Statements and in Notes 5 and 6 to the Consolidated Financial Statements.

•	Guarantee of Equistar debt—At December 31, 2003, Lyondell was guarantor of $300 million of Equistar debt as described in Note 11 to the Consolidated Financial Statements. The guarantee facilitated the formation of Equistar as a separate operating company. Lyondell estimates that the fair value of its guarantee is not significant, given the low probability of future payments under the guarantee provision.

Contractual and Other Obligations—The following tables summarize, as of December 31, 2003, Lyondell’s minimum payments for long-term debt, and contractual and other obligations for the next five years and thereafter.

		Payments Due By Period
Millions of dollars	Total	2004	2005	2006	2007	2008	Thereafter
Contractual obligations
Long-term debt	$4,151	$—	$100	$—	$1,900	$730	$1,421
Pension and other postretirement benefits	324	28	32	31	39	44	150
Other noncurrent obligations	356	—	58	40	30	31	197
Deferred income taxes	792	—	—	—	—	—	792
Other contractual obligations:
Purchase obligations	3,424	381	349	312	299	298	1,785
Operating leases	370	66	61	55	50	35	103

Total	$9,417	$475	$600	$438	$2,318	$1,138	$4,448

Long-Term Debt—The secured credit facility and the indentures pertaining to Lyondell’s senior secured notes and senior subordinated notes contain covenants that, subject to exceptions, restrict sale and leaseback transactions, lien incurrence, debt incurrence, dividends, investments, non-regulatory capital expenditures, certain payments, sales of assets and mergers. In addition, the credit facility requires Lyondell to maintain specified financial ratios and consolidated net worth, as defined in the credit facility. As a result of continuing adverse conditions in the industry, in March 2003, Lyondell obtained amendments to its credit facility to provide additional financial flexibility by easing certain financial ratio requirements. Beginning in 2004, the financial ratio requirements under the Lyondell credit facility become increasingly restrictive over time. The breach of these covenants would permit the lenders or noteholders to declare any outstanding debt immediately payable and would permit the lenders under Lyondell’s credit facility to terminate future lending commitments. Furthermore, under certain circumstances, a default under Equistar’s debt instruments would constitute a cross-default under Lyondell’s credit facility, which, under certain circumstances, would then constitute a default under Lyondell’s indentures. Lyondell was in compliance with all such covenants as of December 31, 2003.

Subsequent to December 31, 2003, as a result of ongoing adverse conditions in the industry, Lyondell obtained further amendments to its credit facility to provide additional financial flexibility by easing certain financial ratio requirements. See Note 11 to the Consolidated Financial Statements for a description of Lyondell’s long-term debt and credit facility and the collateral securing certain of Lyondell’s debt instruments.

Pension and Other Postretirement Benefits—Lyondell maintains several defined benefit pension plans and provides postretirement benefits, as described in Note 14 to the Consolidated Financial Statements. At December 31, 2003, the projected benefit obligation for Lyondell’s pension plans exceeded the fair value of plan assets by $338 million. Subject to future actuarial gains and losses, as well as actual asset earnings, Lyondell will be required to fund the $338 million, with interest, in future years. The minimum required contribution may reach an annual rate of approximately $65 million by 2005, due to past investment losses and relatively low current contribution levels. Pension contributions were $15 million, $4 million and $17 million for the years 2003, 2002 and 2001, and are estimated to be approximately $57 million for 2004. During 2002 and 2001, Lyondell recognized an increase in its minimum pension liability of $79 million and $113 million, respectively, with a charge to other comprehensive income. During 2003, Lyondell reduced the minimum pension liability by $20 million largely as a result of improved plan asset performance. The $227 million cumulative minimum pension liability represents accumulated pension benefit obligations in excess of pension plan assets at December 31, 2003. Other postretirement benefits are unfunded and are paid by Lyondell as incurred. Estimates of postretirement benefit payments through 2008 are included in the table above.

Other Noncurrent Obligations—Other noncurrent obligations primarily include deferred compensation arrangements other than pension and postretirement benefits and advances from customers.

Deferred Income Taxes—The scheduled settlement of the deferred tax liabilities shown in the table is based on the scheduled reversal of the underlying temporary differences, all of which would be fully offset during the first five years by Lyondell’s tax loss carry forwards. Actual cash tax payments will vary dependent upon future taxable income.

Purchase Obligations—Lyondell is a party to various obligations to purchase products and services, principally for utilities and industrial gases. These commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements. Also included in purchase obligations is a commitment to purchase minimum annual quantities of TDA from Rhodia through 2005 and to reimburse Rhodia for the costs of operating the TDI facility at Pont de Claix, France, through March 2016, for which TDA is the principal raw material. The Rhodia obligations, denominated in euros, include fixed and variable components. The actual future obligation will vary with fluctuations in foreign currency exchange rates, market prices of raw materials and other variable cost components such as utility costs. Approximately 25% of the annual payments through 2005 and 17% of the annual payments thereafter shown in the table above are subject to such variability. See the “Commitments” section of Note 16 to the Consolidated Financial Statements for a description of Lyondell’s commitments and contingencies, including these purchase obligations.

Operating Leases—Lyondell leases various facilities and equipment under noncancelable lease arrangements for various periods. See Note 12 to the Consolidated Financial Statements for related lease disclosures.

Equistar Liquidity and Capital Resources—At December 31, 2003, Equistar’s long-term debt, including current maturities, totaled $2.3 billion, or approximately 59% of its total capitalization. Equistar had cash on hand of $199 million. In addition, the total amount available at December 31, 2003 under both the new $250 million inventory-based revolving credit facility and the new $450 million accounts receivable sales facility was approximately $430 million, which gives effect to the borrowing base less a $75 million unused availability requirement and is net of the $102 million sold under the accounts receivable facility and $18 million of outstanding letters of credit under the revolving credit facility. The borrowing base is determined using a formula applied to accounts receivable and inventory balances. The new revolving credit facility requires that the unused available amounts under that facility and the $450 million accounts receivable sales facility equal or exceed $75 million through March 30, 2005 and $50 million thereafter or $100 million thereafter if the interest coverage ratio, as defined, is less than 2:1. There was no borrowing under the revolving credit facility at December 31, 2003.

Equistar’s ability to pay or refinance its debt will depend on future operating performance, which could be affected by general economic, financial, competitive, legislative, regulatory, business and other factors, many of which are beyond its control. Management believes that conditions will be such that cash balances, cash flow from operations, cash generated from higher utilization of the accounts receivable sales facility and funding under the credit facility will be adequate to meet anticipated future cash requirements, including scheduled debt repayments, other contractual obligations, necessary capital expenditures and ongoing operations. However, if future operating cash flows are less than currently anticipated due to raw material prices or other factors, Equistar may be forced to reduce or delay capital expenditures, sell assets, or reduce operating expenses.

Debt Ratings—In November 2003, Moody’s Investors Service (“Moody’s”) lowered Equistar’s senior unsecured debt rating from B1 to B2. During 2003, Standard & Poor’s rating service (“S&P”) lowered Equistar’s senior unsecured debt rating from BB to BB-, and, in January 2004, S&P further lowered it from BB- to B+. S&P cited weaker than expected fourth quarter and full year 2003 operating results at Equistar. In January 2004, as a result of Equistar completing the new $250 million inventory-based revolving credit facility and the new $450 million accounts receivable sales facility, Moody’s and S&P revised Equistar’s outlook from negative to stable. The rating services cited the significant improvement in Equistar’s liquidity provided by these transactions due to the absence of financial covenants and ratings triggers and prudent steps taken by management to extend debt maturities and maintain liquidity in a difficult business environment.

One or more of the rating agencies may reduce Equistar’s ratings in the future, whether as the result of adverse developments affecting Equistar’s business, events beyond Equistar’s control or other reasons cited by the agencies. A downgrade in debt rating could affect Equistar’s trade terms, borrowing costs and its ability to refinance or restructure debt in the future.

Accounts Receivable Sales Facility—In December 2003, Equistar entered into a new $450 million, four-year, accounts receivable sales facility to replace its previous accounts receivable sales facility. Pursuant to the facility, Equistar sells, through a wholly owned bankruptcy remote subsidiary, on an ongoing basis and without recourse, an interest in a pool of accounts receivable to financial institutions participating in the facility. Equistar is responsible for servicing the receivables. The new accounts receivable sales facility is subject to substantially the same minimum unused availability requirements and covenant requirements as the new inventory-based revolving credit facility. See discussion of “Equistar Liquidity and Capital Resources” above and discussion of Equistar “Long-Term Debt” below. The breach of these covenants would permit the counterparty to the accounts receivable sales facility to terminate further purchases of Equistar’s accounts receivable. The new facility does not contain ratings triggers. At December 31, 2003 and 2002, the balance of Equistar’s accounts receivable sold under the facilities was $102 million and $81 million, respectively. The facility accelerates availability to the business of cash from product sales that otherwise would have been collected over the normal billing and collection cycle. The availability of the accounts receivable sales facility provides one element of Equistar’s ongoing sources of liquidity and capital resources. Upon termination of the facility, cash collections related to accounts receivable then in the pool would first be applied to the outstanding interest sold, but Equistar would in no event be required to repurchase such interest.

Long-Term Debt—The new $250 million inventory-based revolving credit facility and the indentures governing Equistar’s senior notes contain covenants that, subject to certain exceptions, restrict lien incurrence, debt incurrence, sales of assets, investments, capital expenditures, certain payments, and mergers. The breach of these covenants would permit the lenders or noteholders to declare any outstanding debt immediately payable and would permit the lenders under Equistar’s new credit facility to terminate future lending commitments. The new credit facility is also subject to minimum unused availability requirements—see “Equistar Liquidity and Capital Resources” above. Equistar was in compliance with all covenants under these agreements as of December 31, 2003.

LCR Liquidity and Capital Resources—LCR maintains a $450 million bank term loan facility and a $70 million working capital revolving credit facility. The facilities are secured by substantially all of the assets of LCR. Amounts available under the revolving credit facility, which was undrawn at December 31, 2003, are reduced to the extent of outstanding letters of credit provided under the facility, which totaled $13 million as of December 31, 2003. LCR was in compliance with all covenants under its debt facilities at December 31, 2003.

Loans payable to partners at December 31, 2003 included $229 million payable to Lyondell and $35 million payable to CITGO. In 2003, Lyondell and CITGO contributed additional capital to LCR by converting $10 million and $7 million, respectively, of accrued interest on these loans to LCR partners’ capital.

At December 31, 2003, LCR had $450 million outstanding under an eighteen-month term bank loan facility and a $70 million working capital revolving credit facility (the “Facilities”), both of which expire in June 2004. Management of LCR, Lyondell and CITGO are pursuing a refinancing of the Facilities and expect to complete the refinancing before the Facilities expire. On March 11, 2004, LCR entered into an agreement with a major financial institution to refinance the Facilities on a long-term basis, with interest of LIBOR plus 3%, but in no event more than LIBOR plus 8%, and with other terms substantially similar to the current Facilities. The closing of the new facility is subject to normal conditions of closing, as well as the maintenance of certain financial and operating ratios. Also, subsequent to December 31, 2003, Lyondell and CITGO agreed to extend the due date of the loans payable to partners, which were scheduled to mature in December 2004, to March 31, 2005.

CURRENT BUSINESS OUTLOOK

The completion and start up of Lyondell’s new propylene oxide plant in Europe and the completion of scheduled maintenance turnarounds at three of Equistar’s largest ethylene plants have better positioned the enterprise to take advantage of any recovery in 2004. A fourth Equistar ethylene plant will begin a scheduled maintenance turnaround in the first quarter of 2004. Thus far in 2004, Lyondell and Equistar have seen a continuation of the improvement in product sales volumes experienced in the second half of 2003. However, Lyondell and Equistar product margins are heavily dependent on hydrocarbons pricing, primarily crude oil and natural gas.

Thus far in 2004, hydrocarbon prices have remained high and volatile. Lyondell and Equistar have responded by implementing product price increases and announcing additional product price increases across the majority of their product lines. Because Lyondell and Equistar products have broad utilization across the economy, external factors, such as the pace of global economic growth, in addition to raw material pricing, will be important factors to Lyondell’s and Equistar’s financial performance during 2004.

RELATED PARTY TRANSACTIONS

Lyondell makes significant purchases of raw materials from Equistar and provides significant administrative services to Equistar. In addition, Equistar and LCR, as well as other parties related to Equistar and LCR, engage in significant transactions among themselves. Lyondell believes that such related party transactions are effected on terms substantially no more or less favorable than those that would have been agreed upon by third parties on an arm’s-length basis. See Notes 5 and 6 to the Consolidated Financial Statements for further discussion of transactions involving Lyondell, Equistar and LCR. Transactions between Lyondell and Occidental, which owns a 22% interest in Lyondell, of a trade nature in 2003 and 2002 were not material.

CRITICAL ACCOUNTING POLICIES

Lyondell applies those accounting policies that management believes best reflect the underlying business and economic events, consistent with accounting principles generally accepted in the U.S. Lyondell’s more critical accounting policies include those related to the basis of presentation, long-lived assets, including the costs of major maintenance turnarounds and repairs, accruals for long-term employee benefit costs such as pension and postretirement costs, as well as accruals for taxes based on income. Inherent in such policies are certain key assumptions and estimates made by management. Management periodically updates its estimates used in the preparation of the financial statements based on its latest assessment of the current and projected business and general economic environment. These critical accounting policies have been discussed with the Audit Committee of Lyondell’s Board of Directors. Lyondell’s significant accounting policies are summarized in Note 2 to the Consolidated Financial Statements.

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

Lyondell defers the costs of turnaround maintenance and repair activities in excess of $5 million, amortizing such costs over the period until the next expected major turnaround of the affected unit. During 2003, 2002 and 2001, cash expenditures of $20 million, $11 million and $34 million, respectively, were deferred and are being amortized, generally over 4 to 6 years. Amortization in 2003, 2002 and 2001, of previously deferred turnaround costs was $12 million, $14 million and $16 million, respectively.

The estimated useful lives of long-lived assets range from 3 to 30 years. Depreciation and amortization of these assets, including amortization of deferred turnaround costs, under the straight-line method over their estimated useful lives totaled $250 million in 2003. If the useful lives of the assets were found to be shorter than originally estimated, depreciation charges would be accelerated. During 2003, depreciation of property, plant and equipment increased to $182 million from $137 million in 2002, partly due to a reduction in the estimated remaining useful lives of certain production assets.

Additional information on long-lived assets, deferred turnaround costs and related depreciation and amortization appears in Note 9 to the Consolidated Financial Statements.

Long-Term Employee Benefit Costs—The costs to Lyondell of long-term employee benefits, particularly pension and postretirement medical and life insurance benefits, are incurred over long periods of time, and involve many uncertainties over those periods. The net periodic benefit cost attributable to current periods is based on several assumptions about such future uncertainties, and is sensitive to changes in those assumptions. It is management’s responsibility, often with the assistance of independent experts, to select assumptions that in its judgment represent its best estimates of the future effects of those uncertainties. It also is management’s responsibility to review those assumptions periodically to reflect changes in economic or other factors that affect those assumptions.

The current benefit service costs, as well as the existing liabilities, for pensions and other postretirement benefits are measured on a discounted present value basis. The discount rate is a current rate, related to the rate at which the liabilities could be settled. Lyondell’s assumed discount rate is based on average rates published by Moody’s and Merrill Lynch for high-quality (Aa rating) ten-year fixed income securities. For the purpose of measuring the benefit obligations at December 31, 2003, Lyondell lowered its assumed discount rate from 6.5% to 6.25%, reflecting the general decline in market interest rates during 2003. The 6.25% rate also will be used to measure net periodic benefit cost during 2004. A further one percentage point reduction in the assumed discount rate for Lyondell, Equistar, and LCR would increase Lyondell’s benefit obligation for pensions and postretirement benefits by approximately $127 million, and would reduce Lyondell’s net income, including the impact on income from equity investments in Equistar and LCR, by approximately $15 million.

The benefit obligation and the periodic cost of postretirement medical benefits also are measured based on assumed rates of future increase in the per capita cost of covered health care benefits. As of December 31, 2003, the assumed rate of increase was 10.0% for 2004, 7.0% for 2005 through 2007 and 5.0% thereafter. A one percentage point change in the health care cost trend rate assumption would have no significant effect on either the benefit liability or the net periodic cost, due to limits on Lyondell’s maximum contribution level under the medical plan.

The net periodic cost of pension benefits included in expense also is affected by the expected long-term rate of return on plan assets assumption. Investment returns that are recognized currently in net income represent the expected rate of return on plan assets rate applied to a market-related value of plan assets which, for Lyondell, is defined as the market value of assets. The expected rate of return on plan assets rate is a longer term rate, and is expected to change less frequently than the current assumed discount rate, reflecting long-term market expectations, rather than current fluctuations in market conditions.

Prior to 2003, Lyondell’s expected long-term rate of return on plan assets of 9.5% had been based on the average level of earnings that its independent pension investment advisor had advised could be expected to be earned over time. The expectation was based on an asset allocation of 50% U.S. equity securities (11% expected return), 20% non-U.S. equity securities (11.7% expected return), and 30% fixed income securities (6.5% expected return) that had been recommended by the advisor, and had been adopted for the plans. Over the three-year period ended December 31, 2003, Lyondell’s actual return on plan assets was a loss averaging 1.8% per year. In 2003, Lyondell reviewed its asset allocation and expected long-term rate of return assumptions and obtained an updated asset allocation study from the independent pension investment advisor, including updated expectations for long-term market earnings rates for various classes of investments. Based on this review, Lyondell reduced its expected long-term rate of return on plan assets to 8%, and did not significantly change its plan asset allocations.

The actual rate of return on plan assets may differ from the expected rate due to the volatility normally experienced in capital markets. Management’s goal is to manage the investments over the long term to achieve optimal returns with an acceptable level of risk and volatility. Based on the market value of plan assets at December 31, 2003, a one percentage point decrease in this assumption for Lyondell, Equistar and LCR would decrease Lyondell’s net income, including the impact on income from equity investments in Equistar and LCR, by approximately $3 million.

Net periodic pension cost recognized each year includes the expected asset earnings, rather than the actual earnings or loss. As a result of asset earnings significantly below the expected return on plan assets rate over the last several years, the level of unrecognized investment losses, together with the net actuarial gains and losses, is $321 million at December 31, 2003. This unrecognized amount, to the extent it exceeds ten percent of the projected benefit obligation for the respective plan, will be recognized as additional net periodic benefit cost over the average remaining service period of the participants in each plan. This annual amortization charge will be approximately $23 million per year based on the December 31, 2003 unrecognized amount.

Additional information on the key assumptions underlying these benefit costs appears in Note 14 to the Consolidated Financial Statements.

Accruals for Taxes Based on Income—Uncertainties exist with respect to interpretation of complex U.S. federal and non-U.S. tax regulations. Management expects that Lyondell’s interpretations will prevail. Also, Lyondell has recognized deferred tax benefits relating to its future utilization of past operating losses. Lyondell believes it is more likely than not that the amounts in excess of the related valuation reserves will be realized. Further details on Lyondell’s income taxes appear in Note 15 to the Consolidated Financial Statements.

ACCOUNTING AND REPORTING CHANGES

To better reflect the full cost of employee compensation, Lyondell adopted the “fair value” method of accounting for employee stock options, the preferred method as defined by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, in the first quarter 2003. Lyondell is using the prospective transition method, one of three alternatives under SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, for a voluntary change to the fair value method. Under the prospective transition method, an estimate of the fair value of options granted to employees during 2003 and thereafter is charged to earnings over the related vesting periods. This change resulted in an after-tax charge of approximately $3 million for the year ended December 31, 2003. See Note 2 to the Consolidated Financial Statements.

Effective January 1, 2003, Lyondell implemented SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The primary impact of the statement on Lyondell was the classification of gains or losses that result from the early extinguishment of debt as an element of income before extraordinary items. Previously, such gains and losses were classified as extraordinary items. The Consolidated Statements of Income reflect these changes for all periods presented. Lyondell incurred losses on early extinguishment of debt of $15 million and $5 million for the years ended December 31, 2002 and 2001, respectively. See Note 2 to the Consolidated Financial Statements.

In December 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 132 (Revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, effective December 31, 2003, and requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. SFAS No. 132 (Revised 2003) also requires Lyondell to disclose pension and postretirement benefit costs in interim-period financial statements beginning in 2004. Lyondell increased its pension disclosure to comply with SFAS No. 132 (Revised 2003). See Note 14 to the Consolidated Financial Statements.

In January 2004, the FASB issued FASB Staff Position (“FSP”) FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The FSP permits a sponsor of a retiree health benefit plan to make a one-time election to defer recognition of the effects of the new Medicare legislation in accounting for its plans under SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, or in making disclosures related to its plans required by SFAS No. 132 (Revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, until the FASB develops and issues authoritative guidance on accounting for subsidies provided by the Act. Such FASB guidance, could require a change in currently reported information – see Note 14 to the Consolidated Financial Statements. Lyondell elected to make the one-time deferral and is currently evaluating the effect of the FSP FAS 106-1.

Effective January 1, 2003, Lyondell adopted SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses obligations associated with the retirement of tangible long-lived assets, and SFAS 146, Accounting for Exit or Disposal Activities, which addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities and facility closings. Lyondell’s adoption of the provisions of SFAS No. 143 and SFAS No. 146 had no material impact on its financial statements.

In December 2003, the FASB issued FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”), primarily to clarify the required accounting for interests in variable interest entities (“VIEs”). This standard replaces FIN 46, Consolidation of Variable Interest Entities, that was issued in January 2003 to address certain situations in which a company should include in its financial statements the assets, liabilities and activities of another entity. Lyondell’s application of FIN 46R has no material impact on its consolidated financial statements.

Effective January 1, 2002, Lyondell implemented SFAS No. 142, Goodwill and Other Intangible Assets. Upon implementation of SFAS No. 142, Lyondell reviewed its goodwill for impairment and concluded that goodwill was not impaired. However, Equistar reviewed its goodwill for impairment and concluded that the entire balance was impaired, resulting in a $1.1 billion charge to Equistar’s earnings as of January 1, 2002 (see Note 5 to the Consolidated Financial Statements). The conclusion was based on a comparison to Equistar’s indicated fair value, using multiples of EBITDA (earnings before interest, taxes, depreciation and amortization) for comparable companies as an indicator of fair value. Lyondell’s 41% share of the Equistar charge was offset by a corresponding reduction in the excess of Lyondell’s 41% share of Equistar’s partners’ capital over the carrying value of Lyondell’s investment in Equistar. Consequently, there was no net effect of the impairment on Lyondell’s earnings or investment in Equistar. As a result of implementing SFAS No. 142, Lyondell’s pretax income in 2002 and subsequent years is favorably affected by $30 million annually because of the elimination of Lyondell’s goodwill amortization.

ENVIRONMENTAL MATTERS

Various environmental laws and regulations impose substantial requirements upon the operations of Lyondell. Lyondell’s policy is to be in compliance with such laws and regulations, which include, among others, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or “Superfund”) as amended, the Resource Conservation and Recovery Act (“RCRA”) and the Clean Air Act Amendments. Lyondell does not specifically track all recurring costs associated with managing hazardous substances and pollution in ongoing operations. Such costs are included in cost of sales. Lyondell, Equistar and LCR also make capital expenditures to comply with environmental regulations. Such capital expenditures totaled approximately $65 million for 2003 and 2002 and $34 million for 2001, on a 100% basis for Lyondell, Equistar and LCR. The increases in 2003 and 2002 capital expenditures resulted from new emission reduction rules, discussed in the next paragraph below. Lyondell currently estimates that these rules will result in further increases in expenditures, on a 100% basis, to approximately $159 million in 2004 and $189 million in 2005, including preliminary estimated expenditures for engineering studies related to emission control standards for highly reactive, volatile organic compounds (“HRVOC”). However, Lyondell is still completing its assessment of the impact of the proposed HRVOC emission standards.

The eight-county Houston/Galveston region has been designated a severe non-attainment area for ozone by the U.S. Environmental Protection Agency (“EPA”). Emission reduction controls for nitrogen oxides (“NOx”) must be installed at LCR’s refinery and each of Lyondell’s two facilities and Equistar’s six facilities in the Houston/Galveston region during the next several years. Revised rules adopted by the regulatory agencies changed the required NOx reduction levels from 90% to 80%. Under the revised 80% standard, Lyondell estimates that the incremental capital expenditures would range between $250 million and $300 million for Lyondell, Equistar and LCR, collectively.

The following table summarizes the range of projected capital expenditures for Lyondell and its principal joint ventures to comply with the 80% NOx emission reduction requirements:

Millions of dollars	Range of Estimates
NOx capital expenditures – 100% basis:
Lyondell	$35	-	45
Equistar	165	-	200
LCR	50	-	55

Total NOx capital expenditures	$250	-	300

NOx capital expenditures – Lyondell proportionate share:
Lyondell – 100%	$35	-	45
Equistar – 70.5%	115	-	140
LCR – 58.75%	30	-	35

Total Lyondell proportionate share of NOx capital expenditures	$180		220

Of these amounts, Lyondell’s proportionate share of spending through December 31, 2003 totaled $64 million. However, the above estimate could be affected by increased costs for stricter proposed controls over HRVOCs. Lyondell, Equistar and LCR are still assessing the impact of the proposed HRVOC revisions and there can be no guarantee as to the ultimate capital cost of implementing any final plan developed to ensure ozone attainment by the 2007 deadline. The timing and amount of these expenditures are also subject to regulatory and other uncertainties, as well as obtaining the necessary permits and approvals.

The Clean Air Act Amendments of 1990 set minimum levels for oxygenates, such as MTBE, in gasoline sold in areas not meeting specified air quality standards. However, the presence of MTBE in some water supplies in California and other states due to gasoline leaking from underground storage tanks and in surface water from recreational water craft has led to public concern about the use of MTBE. Certain U.S. states have banned the use of MTBE, while other U.S. federal and state governmental initiatives have sought either to rescind the oxygen requirement for reformulated gasoline or to restrict or also ban the use of MTBE. During 2003, the U.S. House of Representatives and the U.S. Senate produced an energy bill that would have phased out the use of MTBE over 10 years, but also provided limited liability protection for MTBE. The House of Representatives passed the bill as reported out of conference, but the Senate has not. A new energy bill is under consideration in the Senate in 2004 that would phase out use of MTBE, but would not provide liability protection. The final form and timing of the reconciliation of these competing revisions of the energy bill in the U.S. Congress is uncertain.

At the state level, a number of states have legislated MTBE bans. Of these, several are mid-West states that use ethanol as the oxygenate of choice. Bans in these states should not impact MTBE demand. However, Connecticut, California and New York have bans of MTBE in place effective January 1, 2004. These bans started to negatively affect MTBE demand during late 2003. In addition, in 2003 several major oil companies substantially reduced or discontinued the use of MTBE in gasoline produced for California markets, negatively affecting 2003 demand. Lyondell estimates that, in 2003, California, Connecticut and New York combined represented approximately one-fourth of U.S. MTBE industry demand.

At this time, Lyondell cannot predict the full impact that these potential U.S. federal and state governmental initiatives and state bans will have on MTBE margins or volumes longer term. Lyondell’s North American MTBE sales represented approximately 17% of its total 2003 revenues. Lyondell intends to continue marketing MTBE in the U.S. In the short term, in response to market conditions, Lyondell is capable of adjusting, within design limits, the relative ratios of PO and TBA produced at its PO/TBA plants. It can also shift more of its PO production to PO/SM plants from PO/TBA plants, as necessary. This flexibility has increased with the fourth quarter 2003 startup of the Maasvlakte PO/SM plant. However, should it become necessary or desirable to significantly reduce MTBE production, Lyondell would need to make capital expenditures to add the flexibility to produce alternative gasoline blending components, such as iso-octane, iso-octene or ethyl tertiary butyl ether (“ETBE”), at its U.S.-based MTBE plant. Under the more expensive iso-octane alternative, the current estimated costs for converting Lyondell’s U.S.-based MTBE plant to iso-octane production range from $65 million to $75 million. Alternatively, Lyondell’s U.S.-based MTBE plant could be converted to ETBE production with minimal capital expenditure. Lyondell is pursuing ETBE viability through legislative efforts. One key hurdle is equal access to the federal subsidy provided for ethanol blended into gasoline for the ethanol component of ETBE. Lyondell has not made any capital commitments regarding any of these alternatives at this time, and any ultimate decision will depend upon further regulatory and market developments. The profit contribution related to alternative gasoline blending components is likely to be lower than that historically realized on MTBE. See “Item 7a. Disclosure of Market and Regulatory Risk-Regulatory Risk.”

The Clean Air Act also specified certain emissions standards for vehicles and, in 1998, the EPA concluded that additional controls on gasoline and diesel fuel were necessary. New standards for gasoline were finalized in 1999 and will require refiners to produce a low sulfur gasoline by 2004, with final compliance by 2006. A new “on-road” diesel standard was adopted in January 2001 and will require refiners of on-road diesel fuel to produce 80% as ultra low sulfur diesel (“ULSD”) by June 2006 and 100% by the end of 2009, with less stringent standards for “off road” diesel fuel. To date, the off-road diesel fuel standards have not been finalized. These gasoline and diesel fuel standards will result in increased capital investment for LCR.

In 2003, LCR developed alternative approaches to complying with the low sulfur gasoline standard and the new diesel fuel standard that will lead to an approximate $300 million reduction in overall estimated capital expenditures for these projects. As a result, LCR recognized impairment of value of $25 million of project costs incurred to date. The revised estimated spending for these projects, excluding the $25 million charge, totaled between $165 million to $205 million. LCR significantly reduced the estimated costs for implementing the new diesel standards as a result of its ability to retrofit current production units. The revised estimated cost for the new diesel standards also reflects LCR’s implementation strategy for producing ULSD and “off road” diesel. LCR has spent approximately $23 million, excluding the $25 million charge, as of December 31, 2003 for both the gasoline and diesel fuel standards projects. Lyondell’s 58.75% share of these incremental capital expenditures for these projects is not expected to exceed $120 million. In addition, these standards could result in higher operating costs for LCR. Equistar’s business may also be impacted if these standards increase the cost for processing fuel components.

As of December 31, 2003, Lyondell’s environmental liability for future assessment and remediation costs at current and former plant sites and a limited number of Superfund sites totaled $16 million. Substantially all amounts accrued are expected to be incurred over the next ten years. Lyondell spent from $3 million to $7 million annually for each of the last three years for environmental remediation matters. Lyondell estimates that expenditures will be approximately $7 million in 2004. In the opinion of management, there is currently no material range of loss in excess of the amount recorded for these sites. However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in investigations by regulatory agencies, could require Lyondell to reassess its potential exposure related to environmental matters.

Item 7A. Disclosure of Market and Regulatory Risk

COMMODITY PRICE RISK

A substantial portion of Lyondell’s products and raw materials, as well as those of Equistar and LCR, are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of Lyondell’s profitability tend to fluctuate with changes in the business cycle. Lyondell tries to protect against such instability through various business strategies. These include entering into multi-year processing and sales agreements, moving downstream into derivatives products whose pricing is more stable, utilization of the raw material flexibility of Equistar’s olefins plants and the use of the “deemed margin” contract at LCR.

In addition, Lyondell and Equistar at times enter into commodity derivative hedging transactions, primarily price swaps and call options, to help manage their exposure to commodity price risk with respect to purchases of natural gas and crude oil-related raw materials as well as product sales. Market risks created by these derivative instruments and the mark-to-market valuations of open positions are monitored using value at risk. During 2003, 2002 and 2001, the derivative transactions were not significant compared to Lyondell’s and Equistar’s overall inventory purchases and product sales. At December 31, 2003, the market value of outstanding derivatives and the related value at risk was not material.

FOREIGN EXCHANGE RISK

Foreign exchange exposures result from cash flows between Lyondell’s U.S. and non-U.S. operations and transactions denominated in currencies other than the local currency of a non-U.S. operating entity. Lyondell’s non-U.S. operations account for approximately 48% of consolidated revenues and 48% of consolidated assets. At December 31, 2003, there were no foreign currency forward contracts or other foreign currency related derivative contracts outstanding.

INTEREST RATE RISK

Lyondell was exposed to interest rate risk with respect to variable-rate debt. During 2003, Lyondell repaid the remaining variable rate debt that was outstanding at December 31, 2002, using proceeds of new fixed-rate debt offerings. Lyondell had no borrowing outstanding under its variable-rate revolving credit facility at December 31, 2003, and its remaining exposure to interest rate risk was minimal.

During 2003, Equistar repaid its remaining variable-rate debt that was outstanding at December 31, 2002, using proceeds of new fixed-rate debt offerings. Equistar had no borrowing outstanding under its inventory-based revolving credit facility at December 31, 2003, and its remaining exposure to interest rate risk was minimal.

At December 31, 2003, LCR had variable rate debt of $485 million, excluding the note payable by LCR to Lyondell. Lyondell’s exposure to interest rate risk at LCR was not material. Sensitivity analysis was used for purposes of this analysis.

REGULATORY RISK

In the United States, the Clean Air Act Amendments of 1990 set minimum levels for oxygenates, such as MTBE, in gasoline sold in areas not meeting specified air quality standards. However, the presence of MTBE in some water supplies in California and other states due to gasoline leaking from underground storage tanks and in surface water from recreational water craft has led to public concern about the use of MTBE. Certain U.S. states have banned the use of MTBE, while other U.S. federal and state governmental initiatives in the U.S. have sought either to rescind the oxygen requirement for reformulated gasoline or to restrict or also ban the use of MTBE. See “Environmental Matters” above.

New air pollution standards promulgated by federal and state regulatory agencies in the U.S., including those specifically targeting the eight-county Houston/Galveston region, will affect a substantial portion of the operating facilities of Lyondell, Equistar and LCR. Compliance with these standards will result in increased capital investment during the next several years and higher annual operating costs for Lyondell, Equistar and LCR. Revised rules adopted by the regulatory agencies changed the required NOx reduction levels from 90% to 80%. However, any potential resulting savings from this proposed revision could be offset by the costs of stricter proposed controls over HRVOCs. Lyondell is still assessing the impact of these proposed regulations and there can be no guarantee as to the ultimate capital cost of implementing any final plan developed to ensure ozone attainment by the 2007 deadline. See “Clean Air Act” section of Note 16 to the Consolidated Financial Statements and “Environmental Matters” above.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

of Lyondell Chemical Company

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Lyondell Chemical Company and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Accounting for Goodwill and Other Intangible Assets.”

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2003, the Company changed its method of accounting for stock-based compensation to conform to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation – Transition and Disclosure.”

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP

Houston, Texas

March 8, 2004

LYONDELL CHEMICAL COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	For the year ended December 31,
Millions of dollars, except per share data	2003	2002	2001
Sales and other operating revenues	$3,801	$3,262	$3,193

Operating costs and expenses:
Cost of sales	3,599	2,898	2,862
Selling, general and administrative expenses	166	160	157
Research and development expenses	37	30	32
Amortization of goodwill	—	—	30

	3,802	3,088	3,081

Operating income (loss)	(1)	174	112

Interest expense	(415)	(384)	(386)
Interest income	23	11	17
Other income (expense), net	15	(29)	(11)

Loss before equity investments and income taxes	(378)	(228)	(268)

Income (loss) from equity investments:
Equistar Chemicals, LP	(228)	(117)	(77)
LYONDELL-CITGO Refining LP	144	135	129
Other	(19)	(4)	(12)

	(103)	14	40

Loss before income taxes	(481)	(214)	(228)

Benefit from income taxes	(179)	(66)	(78)

Net loss	$(302)	$(148)	$(150)

Basic and diluted loss per share	$(1.84)	$(1.10)	$(1.28)

See Notes to the Consolidated Financial Statements.

LYONDELL CHEMICAL COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,
Millions, except shares and par value data	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$438	$286
Other short-term investments	—	44
Accounts receivable:
Trade, net	365	340
Related parties	84	56
Inventories	347	344
Prepaid expenses and other current assets	82	66
Deferred tax assets	43	35

Total current assets	1,359	1,171
Property, plant and equipment, net	2,640	2,369
Investments and long-term receivables:
Investment in Equistar Chemicals, LP	965	1,184
Investment in PO joint ventures	866	770
Investment in and receivable from LYONDELL-CITGO Refining LP	232	297
Other investments and long-term receivables	85	98
Goodwill, net	1,080	1,130
Other assets, net	406	429

Total assets	$7,633	$7,448

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	$284	$260
Related parties	147	84
Current maturities of long-term debt	—	1
Accrued liabilities	268	288

Total current liabilities	699	633
Long-term debt	4,151	3,926
Other liabilities	680	664
Deferred income taxes	792	881
Commitments and contingencies
Minority interest	155	165
Stockholders’ equity:
Common stock, $1.00 par value, 340,000,000 shares authorized, 142,330,000 and 128,530,000 shares issued, respectively	142	128
Series B common stock, $1.00 par value, 80,000,000 shares authorized, 36,823,421 and 34,568,224 shares issued, respectively	37	35
Additional paid-in capital	1,571	1,380
Retained deficit	(474)	(18)
Accumulated other comprehensive loss	(54)	(271)
Treasury stock, at cost, 2,360,834 and 2,685,080 shares, respectively	(66)	(75)

Total stockholders’ equity	1,156	1,179

Total liabilities and stockholders’ equity	$7,633	$7,448

See Notes to the Consolidated Financial Statements.

LYONDELL CHEMICAL COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
Millions of dollars	2003	2002	2001
Cash flows from operating activities:
Net loss	$(302)	$(148)	$(150)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	250	244	254
Gain on sale of equity interest	(18)	—	—
Losses from equity investments	247	121	89
Restructuring charges	—	—	63
Deferred income taxes	(172)	(24)	3
Debt prepayment premiums and charges	5	23	7
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(54)	(7)	154
Inventories	14	(14)	48
Accounts payable	61	13	(74)
Income taxes refundable, net of payable	27	62	(70)
Other assets and liabilities, net	45	19	(125)

Net cash provided by operating activities	103	289	199

Cash flows from investing activities:
Expenditures for property, plant and equipment	(268)	(22)	(68)
Distributions from affiliates in excess of earnings	111	—	50
Contributions and advances to affiliates	(137)	(114)	(173)
Purchase of equity investment in Equistar	—	(440)	—
Proceeds from sale of equity interest	28	—	—
Maturity (purchase) of other short-term investments	44	(44)	—
Other	—	(3)	—

Net cash used in investing activities	(222)	(623)	(191)

Cash flows from financing activities:
Issuance of long-term debt	318	591	385
Repayment of long-term debt	(103)	(543)	(394)
Issuance of Series B common stock, warrants and right	—	440	—
Issuance of common stock	171	110	—
Dividends paid	(116)	(109)	(106)
Other	(4)	(18)	(7)

Net cash provided by (used in) financing activities	266	471	(122)

Effect of exchange rate changes on cash	5	3	—

Increase (decrease) in cash and cash equivalents	152	140	(114)
Cash and cash equivalents at beginning of period	286	146	260

Cash and cash equivalents at end of period	$438	$286	$146

See Notes to the Consolidated Financial Statements.

LYONDELL CHEMICAL COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Series B Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
Millions, except shares and per share data	Issued	Treasury
Balance, January 1, 2001	$120	$(75)	$—	$854	$504	$(258)
Net loss	—	—	—	—	(150)	—	$(150)
Cash dividends ($0.90 per share)	—	—	—	—	(106)	—	—
Foreign currency translation	—	—	—	—	—	(53)	(53)
Minimum pension liability, net of tax of $46	—	—	—	—	—	(84)	(84)
Reissuance of 2,587 treasury shares under benefit plans	—	—	—	—	(1)	—	—
Other	—	—	—	—	—	(2)	(2)

Comprehensive loss							$(289)

Balance, December 31, 2001	$120	$(75)	$—	$854	$247	$(397)
Net loss	—	—	—	—	(148)	—	$(148)
Cash dividends ($0.90 per share)	—	—	—	—	(109)	—	—
Foreign currency translation	—	—	—	—	—	189	189
Minimum pension liability, net of tax of $34	—	—	—	—	—	(65)	(65)
Reissuance of 2,000 treasury shares under benefit plan	—	—	—	—	—	—	—
Issuance of 34,000,000 shares Series B common stock	—	—	34	405	—	—	—
Issuance of 8,280,000 shares of common stock	8	—	—	102	—	—	—
Issuance of warrants and right	—	—	—	11	—	—	—
Series B stock dividends, 568,224 shares	—	—	1	7	(8)	—	—
Other	—	—	—	1	—	2	2

Comprehensive loss							$(22)

Balance, December 31, 2002	$128	$(75)	$35	$1,380	$(18)	$(271)
Net loss	—	—	—	—	(302)	—	$(302)
Cash dividends ($0.90 per share)	—	—	—	—	(116)	—	—
Series B stock dividends, 2,255,197 shares	—	—	2	30	(32)	—	—
Foreign currency translation, net of tax of $13	—	—	—	—	—	191	191
Minimum pension liability, net of tax of $13	—	—	—	—	—	24	24
Reissuance of 324,886 treasury shares under benefit plans	—	9	—	—	(6)	—	—
Issuance of 13,800,000 shares of common stock	14	—	—	157	—	—	—
Non-qualified stock option exercises	—	—	—	4	—	—	—
Other	—	—	—	—	—	2	2

Comprehensive loss							$(85)

Balance, December 31, 2003	$142	$(66)	$37	$1,571	$(474)	$(54)

See Notes to the Consolidated Financial Statements.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Company and Operations

Lyondell Chemical Company (“Lyondell”) is a leading worldwide producer and marketer of propylene oxide (“PO”), propylene glycol (“PG”), propylene glycol ethers (“PGE”), butanediol (“BDO”), toluene diisocyanate (“TDI”), styrene monomer (“SM”) and methyl tertiary butyl ether (“MTBE”), the principal derivative of tertiary butyl alcohol (“TBA”). These operations are consolidated and reported as the intermediate chemicals and derivatives (“IC&D”) segment.

Lyondell’s operations in the petrochemicals and polymers segments are conducted through its joint venture ownership interest in Equistar Chemicals, LP (“Equistar”) (see Note 5). Lyondell accounts for its investment in Equistar using the equity method of accounting. Equistar’s petrochemicals segment manufactures and markets olefins, including ethylene, propylene and butadiene; aromatics, including benzene and toluene; oxygenated products, including ethylene oxide and derivatives, ethylene glycol, ethanol and MTBE. Equistar’s polymers segment manufactures and markets polyolefins, including high density polyethylene (“HDPE”), low density polyethylene (“LDPE”), linear-low density polyethylene (“LLDPE”) and polypropylene; and performance polymers products, including wire and cable insulating resins, and polymeric powders.

Lyondell’s refining operations are conducted through its joint venture ownership interest in LYONDELL-CITGO Refining LP (“LCR”) (see Note 6). Lyondell accounts for its investment in LCR using the equity method of accounting. LCR produces refined petroleum products, including gasoline, low sulfur diesel, jet fuel, aromatics and lubricants.

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

Cash, Cash Equivalents and Other Short-Term Investments—Cash equivalents and other short-term investments consist of highly liquid debt instruments such as certificates of deposit, commercial paper and money market accounts. Cash equivalents include instruments with maturities of three months or less when acquired. Other short-term investments have maturity dates in excess of three months but no more than twelve months and are held to maturity. Cash equivalents and other short-term investments are stated at cost, which approximates fair value. Lyondell’s policy is to invest cash in conservative, highly rated instruments and to limit the amount of credit exposure to any one institution.

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

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories—Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) method for substantially all inventories, except for materials and supplies, which are valued using the average cost method.

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

Goodwill—Goodwill represents the excess of purchase price paid over the fair value assigned to the net tangible and identifiable intangible assets of an acquired business. In 2001, goodwill was amortized using the straight-line method over 40 years, the estimated useful life. Amortization of goodwill ceased effective January 1, 2002 as described below under Accounting and Reporting Changes. Beginning in 2002, goodwill is reviewed for impairment annually.

Turnaround Maintenance and Repair Costs—Costs of maintenance and repairs exceeding $5 million incurred in connection with turnarounds of major units at Lyondell’s manufacturing facilities are deferred and amortized using the straight-line method over the period until the next planned turnaround, generally 4 to 6 years. These costs are necessary to maintain, extend and improve the operating capacity and efficiency rates of the production units.

Identifiable Intangible Assets—Costs to purchase and to develop software for internal use are deferred and amortized on a straight-line basis over periods of 3 to 7 years.

Other intangible assets are carried at amortized cost and primarily consist of deferred debt issuance costs, patents and license costs, capacity reservation fees and other long-term processing rights and costs. These assets are amortized using the straight-line method over their estimated useful lives or the term of the related agreement, if shorter.

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

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes—Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. Valuation allowances are provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Foreign Currency Translation—The functional currency of Lyondell’s principal non-U.S. operations is the local currency.

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

Accounting and Reporting Changes—To better reflect the full cost of employee compensation, Lyondell adopted the “fair value” method of accounting for employee stock options, the preferred method as defined by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, in the first quarter 2003. Lyondell is using the prospective transition method, one of three alternatives under SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, for a voluntary change to the fair value method. Under the prospective transition method, an estimate of the fair value of options granted to employees during 2003 and thereafter is charged to earnings over the related vesting periods. This change resulted in an after-tax charge of approximately $3 million for the year ended December 31, 2003.

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

Millions of dollars, except per share data	2003	2002	2001
Reported net loss	$(302)	$(148)	$(150)
Add stock-based compensation expense included in net income, net of tax	3	—	—
Deduct stock-based compensation expense using fair value method for all options awarded, net of tax	(6)	(9)	(8)

Pro forma net loss	$(305)	$(157)	$(158)

Basic and diluted loss per share:
Reported	$(1.84)	$(1.10)	$(1.28)
Pro forma	$(1.86)	$(1.17)	$(1.34)

Assumptions:
Fair value per share of options granted	$3.02	$4.21	$4.08
Fair value assumptions:
Dividend yield	6.37%	6.06%	5.88%
Expected volatility	42%	47%	42%
Risk-free interest rate	4.23%	5.54%	5.54%
Maturity, in years	10	10	10

Effective January 1, 2003, Lyondell implemented SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The primary impact of the statement on Lyondell is the classification of gains or losses that result from the early extinguishment of debt as an element of

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

income before extraordinary items. Previously, such gains and losses were classified as extraordinary items. The Consolidated Statements of Income reflect these changes for all periods presented. Lyondell incurred losses on early extinguishment of debt of $15 million and $5 million for the years ended December 31, 2002 and 2001, respectively.

In December 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 132 (Revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, effective December 31, 2003, and requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. SFAS No. 132 (Revised 2003) also requires Lyondell to disclose pension and postretirement benefit costs in interim-period financial statements beginning in 2004. Lyondell increased its pension disclosures to comply with SFAS No. 132 (Revised 2003). See Note 14.

In January 2004, the FASB issued FASB Staff Position (“FSP”) FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The FSP permits a sponsor of a retiree health benefit plan to make a one-time election to defer recognition of the effects of the new Medicare legislation in accounting for its plans under SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, or in making disclosures related to its plans required by SFAS No. 132 (Revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, until the FASB develops and issues authoritative guidance on accounting for subsidies provided by the Act, which could require a change in currently reported information. Lyondell elected to make the one-time deferral and is currently evaluating the effect of FSP FAS 106-1.

Effective January 1, 2003, Lyondell adopted SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses obligations associated with the retirement of tangible long-lived assets, and SFAS No. 146, Accounting for Exit or Disposal Activities, which addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities and facility closings. Lyondell’s adoption of the provisions of SFAS No. 143 and SFAS No. 146 had no material impact on its financial statements.

In December 2003, the FASB issued FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”), primarily to clarify the required accounting for interests in variable interest entities (“VIEs”). This standard replaces FASB Financial Interpretation No. 46, Consolidation of Variable Interest Entities, that was issued in January 2003 to address certain situations in which a company should include in its financial statements the assets, liabilities and activities of another entity. Lyondell’s application of FIN 46R has no material impact on its consolidated financial statements.

Effective January 1, 2002, Lyondell implemented SFAS No. 142, Goodwill and Other Intangible Assets. Upon implementation of SFAS No. 142, Lyondell reviewed its goodwill for impairment and concluded that goodwill was not impaired. However, Equistar reviewed its goodwill for impairment and concluded that the entire balance was impaired, resulting in a $1.1 billion charge to Equistar’s earnings as of January 1, 2002 (see Note 5). The conclusion was based on a comparison to Equistar’s indicated fair value, using multiples of EBITDA (earnings before interest, taxes, depreciation and amortization) for comparable companies as an indicator of fair value. Lyondell’s 41% share of the Equistar charge was offset by a corresponding reduction in the excess of Lyondell’s 41% share of Equistar’s partners’ capital over the carrying value of Lyondell’s investment in Equistar. Consequently, there was no net effect of the impairment on Lyondell’s earnings or investment in Equistar.

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

	For the year ended December 31,
Millions of dollars, except per share data	2003	2002	2001
Reported net loss	$(302)	$(148)	$(150)
Add back: goodwill amortization, net of tax	—	—	22

Adjusted net loss	$(302)	$(148)	$(128)

Basic and diluted loss per share:
Reported net loss	$(1.84)	$(1.10)	$(1.28)
Add back: goodwill amortization, net of tax	—	—	.19

Adjusted net loss	$(1.84)	$(1.10)	$(1.09)

Reclassifications—Certain previously reported amounts have been reclassified to conform to classifications adopted in 2003.

3. Restructuring Charges

During 2001, Lyondell recognized a pretax charge of $63 million, which is included in cost of sales in the Consolidated Statements of Income, associated with its decision to exit the aliphatic diisocyanates (“ADI”) business. The decision reflected the limited ongoing strategic value to Lyondell of the ADI business and Lyondell’s poor competitive position in the ADI business. The decision involved the shutdown of the ADI manufacturing unit at the Lake Charles, Louisiana facility. The action included a 20% reduction of the Lake Charles workforce, as well as ADI-related research and sales positions at other locations. The $63 million charge included $45 million to adjust the carrying values of the ADI assets to their estimated net realizable value, $15 million of accrued liabilities for exit costs and $3 million for severance and other employee-related costs for nearly 100 employee positions that were eliminated. In addition, cash proceeds from asset sales exceeded asset carrying values by $2 million in 2002 and were credited to the accrual. Payments of $17 million for exit costs and $3 million for severance and other employee-related costs were made through December 31, 2003.

4. Investment in PO Joint Ventures

In March 2000, Lyondell together with with Bayer AG and Bayer Corporation (collectively “Bayer”) entered into a U.S. PO manufacturing joint venture (the “U.S. PO Joint Venture”) and a separate joint venture with Bayer for certain related PO technology (the “PO Technology Joint Venture”). Lyondell contributed approximately $1.2 billion of assets at historical book value to the joint ventures, and allocated $522 million of that book value to the partnership interest sold to Bayer. Bayer’s ownership interest represents ownership of an in-kind portion of the PO production of the U.S. PO Joint Venture. Bayer’s 2003 share of PO production was approximately 1.55 billion pounds. Lyondell takes in kind the remaining PO production and all co-product (SM and TBA) production from the U.S. PO Joint Venture.

In December 2000, Lyondell and Bayer formed a separate joint venture (the “European PO Joint Venture”), for the construction of a world-scale PO/SM plant at Maasvlakte near Rotterdam, the Netherlands. Lyondell and Bayer each have a 50% interest and bore 50% of the plant construction costs. The Maasvlakte PO/SM plant began production in the fourth quarter 2003. Lyondell and Bayer each are entitled to 50% of the PO and SM production of the European PO Joint Venture.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lyondell and Bayer do not share marketing or product sales under either the U.S. PO Joint Venture or European PO Joint Venture (collectively, the “PO Joint Ventures”). Lyondell operates the PO Joint Ventures’ plants and arranges and coordinates the logistics of product delivery. The partners share in the cost of production and logistics based on their product offtake.

Lyondell reports the cost of its product offtake as inventory and cost of sales in its Consolidated Financial Statements. Related cash flows are reported in the operating cash flow section of the Consolidated Statements of Cash Flows. Lyondell’s investment in the PO Joint Ventures is reduced through recognition of its share of the depreciation and amortization of the assets of the joint ventures, which is included in cost of sales. Lyondell’s contributions to the PO Joint Ventures are reported as “Investment in PO joint ventures” in the accompanying Consolidated Balance Sheets and as “Contributions and advances to affiliates” in the Consolidated Statements of Cash Flows. Other changes in the investment balance are principally due to additional capital investments by Lyondell in the PO joint ventures. Total assets of the PO joint ventures, primarily property, plant and equipment, were $1.9 billion and $1.6 billion at December 31, 2003 and 2002, respectively. During 2003 and 2002, Lyondell capitalized $19 million and $10 million, respectively, of interest related to the Maasvlakte PO plant construction project and included the capitalized amounts in its investment in the European PO Joint Venture.

Changes in Lyondell’s investment in 2003 and 2002 are summarized as follows:

	U.S. PO Joint Venture	European PO Joint Venture	Total PO Joint Ventures
Investment in PO joint ventures – January 1, 2002	$624	$93	$717

Cash contributions	9	45	54
Capitalized interest	—	10	10
Depreciation and amortization	(32)	—	(32)
Start-up activities	—	(2)	(2)
Effect of exchange rate changes	—	23	23

Investment in PO joint ventures – December 31, 2002	601	169	770

Cash contributions	1	87	88
Capitalized interest	—	19	19
Depreciation and amortization	(32)	(1)	(33)
Start-up activities	—	(20)	(20)
Effect of exchange rate changes	—	42	42

Investment in PO joint ventures – December 31, 2003	$570	$296	$866

5. Investment in Equistar Chemicals, LP

Equistar, which commenced operations on December 1, 1997, was formed by Lyondell and Millennium Chemicals Inc. and subsidiaries (“Millennium”). On May 15, 1998, Equistar was expanded with the contribution of certain assets from the chemical division of Occidental Petroleum Corporation (together with its subsidiaries and affiliates, collectively “Occidental”). Until August 22, 2002, Equistar was owned 41% by Lyondell, 29.5% by Millennium and 29.5% by Occidental. On August 22, 2002, Lyondell purchased Occidental’s interest in Equistar and, as a result, Lyondell’s ownership interest in Equistar increased to 70.5%.

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

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information for Equistar follows:

	December 31,
Millions of dollars	2003	2002
BALANCE SHEETS
Total current assets	$1,261	$1,126
Property, plant and equipment, net	3,334	3,565
Investments and other assets, net	433	361

Total assets	$5,028	$5,052

Current maturities of long-term debt	$—	$32
Other current liabilities	754	682
Long-term debt	2,314	2,196
Other liabilities and deferred revenues	359	221
Partners’ capital	1,601	1,921

Total liabilities and partners’ capital	$5,028	$5,052

	For the year ended December 31,
Millions of dollars	2003	2002	2001
STATEMENTS OF INCOME
Sales and other operating revenues	$6,545	$5,537	$5,909
Cost of sales	6,387	5,388	5,755
Selling, general and administrative expenses	182	155	181
Research and development expense	38	38	39
Losses on asset dispositions	27	—	—
Amortization of goodwill	—	—	33

Operating loss	(89)	(44)	(99)
Interest expense, net	207	204	189
Other income (expense), net	(43)	2	5

Loss before cumulative effect of accounting change	(339)	(246)	(283)
Cumulative effect of accounting change	—	(1,053)	—

Net loss	$(339)	$(1,299)	$(283)

OTHER INFORMATION
Depreciation and amortization	$307	$298	$319
Expenditures for property, plant and equipment	106	118	110

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

Lyondell’s income or loss from its investment in Equistar consists of Lyondell’s share of Equistar’s income or loss before the cumulative effect of the accounting change and accretion of Lyondell’s investment in Equistar up to its underlying equity in Equistar’s net assets. At December 31, 2003, Lyondell’s underlying equity in Equistar’s net assets exceeded the carrying value of its investment in Equistar by approximately $164 million. This difference is being recognized in income over the next 14 years.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lyondell purchases ethylene, propylene and benzene at market-related prices from Equistar under various agreements expiring in 2013 and 2014. With the exception of a pre-existing third-party product supply agreement expiring in 2015, Lyondell is required to purchase 100% of its ethylene, propylene and benzene requirements for its Channelview and Bayport, Texas facilities from Equistar. In addition, Lyondell licenses MTBE technology to Equistar, and purchases a portion of the MTBE produced by Equistar at market-related prices. Lyondell also purchases natural gas used in its methanol facility from Equistar. Equistar’s sales to Lyondell were approximately $708 million, $535 million and $491 million for the years ended December 31, 2003, 2002 and 2001, respectively. In addition, Equistar purchased approximately $5 million, $1 million and $4 million of products from Lyondell for the years ended December 31, 2003, 2002 and 2001, respectively.

Through December 31, 2003, Equistar acted as sales agent for the methanol products of Lyondell. Equistar also provides operating and other services for Lyondell including the lease to Lyondell by Equistar of the real property on which the methanol plant is located, for which Equistar billed Lyondell approximately $7 million in 2003 and approximately $6 million in 2002 and 2001.

Sales by Equistar to LCR, primarily of certain olefins by-products and processing services, were approximately $469 million, $344 million and $380 million for the years ended December 31, 2003, 2002 and 2001, respectively. Purchases by Equistar from LCR, primarily of refinery products, during the years ended December 31, 2003, 2002 and 2001 totaled approximately $227 million, $219 million and $205 million, respectively.

Under a shared service agreement, Lyondell provides office space and various services to Equistar, including information technology, human resources, sales and marketing, raw material supply, supply chain, health, safety and environmental, engineering, research and development, facility services, legal, accounting, treasury, internal audit and tax. Lyondell charges Equistar for its share of the cost of such services. Direct costs, incurred exclusively for Equistar, are also charged to Equistar. Billings by Lyondell to Equistar were approximately $154 million, $134 million and $135 million for the years ended December 31, 2003, 2002 and 2001, respectively. Costs related to a limited number of shared services, primarily engineering, continue to be incurred by Equistar on behalf of Lyondell. In such cases, Equistar charges Lyondell for its share of such costs. Billings by Equistar to Lyondell were approximately $8 million, $7 million and $9 million for the years ended December 31, 2003, 2002 and 2001, respectively.

6. Investment in LYONDELL-CITGO Refining LP

In July 1993, LCR was formed to own and operate Lyondell’s refining business. LCR is owned by subsidiaries of Lyondell and CITGO Petroleum Corporation (“CITGO”). Lyondell owns 58.75% of the partnership. Lyondell’s income from its investment in LCR presented in the Consolidated Statements of Income consists of Lyondell’s share of LCR’s net income and accretion of Lyondell’s investment in LCR up to its underlying equity in LCR’s net assets. At December 31, 2003, Lyondell’s underlying equity in LCR’s net assets exceeded its investment in LCR by approximately $267 million. This difference is being recognized in income over the next 24 years.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information for LCR is as follows:

	December 31,
Millions of dollars	2003	2002
BALANCE SHEETS
Total current assets	$316	$357
Property, plant and equipment, net	1,240	1,312
Other assets	81	88

Total assets	$1,637	$1,757

Current liabilities	$386	$514
Long-term debt	450	450
Loans payable to partners	264	264
Other liabilities	114	126
Partners’ capital	423	403

Total liabilities and partners’ capital	$1,637	$1,757

	For the year ended December 31,
Millions of dollars	2003	2002	2001
STATEMENTS OF INCOME
Sales and other operating revenues	$4,162	$3,392	$3,284
Cost of sales	3,842	3,093	2,967
Selling, general and administrative expenses	56	53	61

Operating income	264	246	256
Interest expense, net	36	32	51
Other expense	—	(1)	(2)

Net income	$228	$213	$203

OTHER INFORMATION
Depreciation and amortization	$113	$116	$108
Expenditures for property, plant and equipment	46	65	109

LCR maintains a $450 million term bank loan facility and a $70 million working capital revolving credit facility. The facilities are secured by substantially all of the assets of LCR. The $70 million revolving credit facility was undrawn at December 31, 2003. Amounts available under the revolving credit facility are reduced to the extent of outstanding letters of credit provided under the credit facility, which totaled $13 million as of December 31, 2003.

Loans payable to partners at December 31, 2003 included $229 million payable to Lyondell and $35 million payable to CITGO. In 2003, Lyondell and CITGO contributed additional capital to LCR by converting $10 million and $7 million, respectively, of accrued interest on these loans to LCR partners’ capital.

At December 31, 2003, LCR had $450 million outstanding under an eighteen-month term bank loan facility and a $70 million working capital revolving credit facility (the “Facilities”), both of which expire in June 2004. Management of LCR, Lyondell and CITGO are pursuing a refinancing of the Facilities and expect to complete the refinancing before the Facilities expire. On March 11, 2004, LCR entered into an agreement with a major financial institution to refinance the Facilities on a long-term basis, with interest of LIBOR plus 3%, but in no event more than LIBOR plus 8%, and with other terms substantially similar to the current Facilities. The closing of the new facility is subject to normal conditions of closing, as well as the maintenance of certain financial and operating ratios. Also, subsequent to December 31, 2003, Lyondell and CITGO agreed to extend the due date of the loans payable to partners, which were scheduled to mature in December 2004, to March 31, 2005.

Sales from LCR to Equistar, primarily of refinery products, were approximately $227 million, $219 million and $205 million for the years ended December 31, 2003, 2002 and 2001, respectively. Purchases by LCR from Equistar, primarily of certain olefins by-products and processing services, during the years ended December 31, 2003, 2002 and 2001 totaled approximately $470 million, $344 million and $380 million, respectively.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lyondell sells MTBE to and has various service and cost sharing arrangements with LCR. Billings by Lyondell to LCR were approximately $6 million, $4 million and $3 million for the years ended December 31, 2003, 2002 and 2001, respectively. Billings from LCR to Lyondell were approximately $1 million, $2 million and $3 million for the years ended December 31, 2003, 2002 and 2001, respectively.

LCR has a long-term crude supply agreement (“Crude Supply Agreement” or “CSA”) with Lagoven, S.A., now known as PDVSA Petróleo, S.A. (“PDVSA Oil”), an affiliate of CITGO (see “Crude Supply Agreement” section of Note 16). The CSA, which expires on December 31, 2017, incorporates formula prices to be paid by LCR for the crude oil supplied based on the market value of a slate of refined products deemed to be produced from each particular crude oil or raw material, less: (1) certain deemed refining costs, adjustable for inflation and energy costs; (2) certain actual costs; and (3) a deemed margin, which varies according to the grade of crude oil or other raw material delivered. The actual refining margin earned by LCR may vary from the formula amount depending on, among other things, timing differences in incorporating changes in refined product market values and energy costs into the CSA’s deemed margin calculations and the efficiency with which LCR conducts its operations from time to time. Although LCR believes that the CSA reduces the volatility of LCR’s earnings and cash flows over the long-term, the CSA also limits LCR’s ability to enjoy higher margins during periods when the market price of crude oil is low relative to then-current market prices for refined products. In addition, if the actual yields, costs or volumes of the LCR refinery differ substantially from those contemplated by the CSA, the benefits of this agreement to LCR could be substantially diminished, and could result in lower earnings and cash flow for LCR. Furthermore, there may be periods during which LCR’s costs for crude oil under the CSA may be higher than might otherwise be available to LCR from other sources. A disparate increase in the market price of heavy crude oil relative to the prices of heavy crude oil under the CSA has the tendency to make continued performance of its obligations under the CSA less attractive to PDVSA Oil.

In addition, under the terms of a long-term product sales agreement (“Products Agreement”), CITGO purchases substantially all of the refined products produced by LCR. Both PDVSA Oil and CITGO are direct or indirect, wholly owned subsidiaries of Petróleos de Venezuela, S.A., the national oil company of the Republic of Venezuela.

7. Accounts Receivable

Lyondell sells its products primarily to other industrial concerns in the petrochemicals and refining industries. Lyondell performs ongoing credit evaluations of its customers’ financial condition and, in certain circumstances, requires letters of credit from them. Lyondell’s allowance for doubtful accounts receivable, which is reflected in the Consolidated Balance Sheets as a reduction of accounts receivable, totaled $7 million and $6 million at December 31, 2003 and 2002, respectively.

In December 2003, Lyondell entered into a new $100 million, four-year, accounts receivable sales facility to replace its previous accounts receivable sales program. Pursuant to the facility, Lyondell sells, through a wholly owned bankruptcy remote subsidiary, on an ongoing basis and without recourse, an interest in a pool of domestic accounts receivable to financial institutions participating in the facility. Lyondell is responsible for servicing the receivables.

The amount of the interest in the pool of receivables permitted to be sold is determined by a formula. The agreement currently permits the sale of up to $75 million of total interest in domestic accounts receivable, which was the balance sold under the new facility as of December 31, 2003. At December 31, 2002, the balance sold under the previous arrangement was $65 million. Accounts receivable in the Consolidated Balance Sheets are reduced by the sales of interests in the pool. Upon termination of the facility, cash collections related to accounts receivable then in the pool would first be applied to the outstanding interest sold. Increases and decreases in the amount sold are reflected in operating cash flows in the Consolidated Statements of Cash Flows. Fees related to the sales are included in “Other income (expense), net” in the Consolidated Statements of Income.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Inventories

Inventories consisted of the following components at December 31:

Millions of dollars	2003	2002
Finished goods	$269	$271
Work-in-process	7	7
Raw materials	33	29
Materials and supplies	38	37

Total inventories	$347	$344

At December 31, 2003, approximately 94% of inventories, excluding materials and supplies, were valued using the LIFO method.

9. Property, Plant and Equipment, Goodwill and Other Assets

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows at December 31:

Millions of dollars	2003	2002
Land	$11	$11
Manufacturing facilities and equipment	3,453	2,959
Construction in progress	15	30

Total property, plant and equipment	3,479	3,000
Less accumulated depreciation	(839)	(631)

Property, plant and equipment, net	$2,640	$2,369

In association with a refinancing during May 2003, Lyondell exercised its option under the terms of the Botlek BDO facility lease to purchase the Botlek BDO plant in The Netherlands for $218 million. See also Note 11.

No interest was capitalized to property, plant and equipment during 2003, 2002 and 2001. See Note 4 for other interest capitalized.

Goodwill, at cost, and the related accumulated amortization were as follows at December 31:

Millions of dollars	2003	2002
Goodwill	$1,185	$1,240
Less accumulated amortization	(105)	(110)

Goodwill, net	$1,080	$1,130

The goodwill decrease in 2003 reflects the favorable settlement of tax-related contingencies associated with Lyondell’s acquisition of ARCO Chemical Company in 1998.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of other assets at cost, and the related accumulated amortization were as follows at December 31:

	2003			2002
Millions of dollars	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intangible assets:
Debt issuance costs	$128	$(61)	$67	$135	$(59)	$76
Technology costs	132	(73)	59	132	(63)	69
Software costs	67	(29)	38	62	(19)	43
Turnaround costs	80	(40)	40	60	(26)	34
Other	91	(66)	25	87	(62)	25

Total intangible assets	$498	$(269)	229	$476	$(229)	247

Company-owned life insurance			148			147
Other			29			35

Total other assets			$406			$429

Scheduled amortization of these intangible assets for the next five years is estimated to be $37 million in 2004, $37 million in 2005, $37 million in 2006, $28 million in 2007 and $24 million in 2008.

Depreciation and amortization expense is summarized as follows:

Millions of dollars	2003	2002	2001
Property, plant and equipment	$182	$137	$124
MTBE contract	—	36	33
Investment in PO Joint Venture	32	32	31
Goodwill	—	—	30
Turnaround costs	12	14	16
Technology costs	10	12	12
Software costs	10	10	6
Other	4	3	2

Total depreciation and amortization	$250	$244	$254

The increase in depreciation from 2002 to 2003 for property, plant and equipment was due to a reduction in the estimated remaining useful lives of certain production units and the currency translation effects of a stronger euro.

In addition to the depreciation and amortization shown above, amortization of debt issuance costs of $17 million, $16 million and $15 million in 2003, 2002 and 2001, respectively, is included in interest expense in the Consolidated Statements of Income.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Accrued Liabilities

Accrued liabilities consisted of the following components at December 31:

Millions of dollars	2003	2002
Interest	$71	$70
Taxes other than income	44	51
Payroll and benefits	41	45
Contractual obligations	37	44
Deferred revenues	31	19
Income taxes	8	25
Other	36	34

Total accrued liabilities	$268	$288

11. Long-Term Debt

Long-term debt consisted of the following at December 31:

Millions of dollars	2003	2002
Bank credit facility:
Revolving credit facility	$—	$—
Term Loan E due 2006, LIBOR plus 4.375%	—	103
Other debt obligations:
Senior Secured Notes, Series A due 2007, 9.625%	900	900
Senior Secured Notes, Series B due 2007, 9.875%	1,000	1,000
Senior Secured Notes due 2008, 9.5%	730	730
Senior Secured Notes due 2012, 11.125%	278	278
Senior Secured Notes due 2013, 10.5%	325	—
Senior Subordinated Notes due 2009, 10.875%	500	500
Debentures due 2005, 9.375%	100	100
Debentures due 2010, 10.25%	100	100
Debentures due 2020, 9.8%	225	225
Other	2	1
Unamortized discount	(9)	(10)

Total	4,151	3,927
Less current maturities	—	1

Long-term debt	$4,151	$3,926

Borrowing under Term Loan E had a weighted average interest rate of 5.77% and 6.25% during 2003 and 2002, respectively.

Amounts available under the credit facility, which was undrawn at December 31, 2003, are reduced to the extent of certain outstanding letters of credit. Lyondell had outstanding letters of credit totaling $60 million at December 31, 2003, of which $50 million reduced the available credit facility. The credit facility and secured notes are secured by liens on all personal property, mortgages on certain production facilities located in Pasadena and Channelview, Texas and Lake Charles, Louisiana, substantially all equity interests in domestic subsidiaries and 65% of the stock of foreign subsidiaries directly owned by Lyondell.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Aggregate maturities of all long-term debt during the next five years are $100 million in 2005, $1.9 billion in 2007, $730 million in 2008 and $1.5 billion thereafter. There are no scheduled maturities of long-term debt in 2004 and 2006.

In May 2003, Lyondell issued $325 million of 10.5% senior secured notes due in 2013. The proceeds, net of related fees, were used to prepay the $103 million outstanding under Term Loan E and to purchase the leased Botlek BDO plant. The related Botlek BDO facility lease was terminated. Upon application of FIN 46R, the Botlek BDO facility lease arrangement would have resulted in a similar increase in total debt. See Note 9.

In March 2003, Lyondell obtained amendments to its credit facility to provide additional financial flexibility by easing certain financial ratio requirements.

In December 2002, Lyondell issued $337 million of 9.5% senior secured notes due 2008, using net proceeds, after discount and fees, of $321 million to prepay $315 million of the amount outstanding under Term Loan E of the credit facility and to pay a $6 million prepayment premium.

In July 2002, Lyondell completed debt and equity offerings, as well as amendments to its credit facility and to the indentures related to its senior notes. Lyondell issued $278 million of 11.125% senior secured notes due 2012, using proceeds of $204 million to prepay $200 million of the amount outstanding under Term Loan E of the credit facility and to pay a $4 million prepayment premium. The remaining net proceeds, after discount and fees, of approximately $65 million were used for general corporate purposes. As discussed in Note 17, Lyondell also issued equity securities, receiving net proceeds of $110 million that were also used for general corporate purposes.

The amended credit facility extended the maturity of the revolving credit facility from July 2003 to June 2005, reduced the size of the revolving credit facility from $500 million to $350 million, made certain financial ratio requirements less restrictive, made the covenant limiting acquisitions more restrictive and added a covenant limiting certain non-regulatory capital expenditures. Also, after receiving consents from the holders of the senior secured and senior subordinated notes, Lyondell amended the indentures related to those notes. The principal indenture amendment revised a limitation that had restricted payment of Lyondell’s current $0.90 per share annual cash dividend to a specified number of shares. As a result of the amendment, the number of shares with respect to which an annual cash dividend of up to $0.90 per share may be paid is no longer restricted by the covenants. Lyondell paid fees totaling $17 million related to the amendments of the indentures and the credit facility.

The amended credit facility and the amended indentures pertaining to Lyondell’s senior secured notes and senior subordinated notes contain covenants that, subject to exceptions, restrict sale and leaseback transactions, lien incurrence, debt incurrence, dividends, investments, non-regulatory capital expenditures, certain payments, sales of assets and mergers. In addition, the credit facility requires Lyondell to maintain specified financial ratios and consolidated net worth, as defined in the credit facility. The breach of these covenants would permit the lenders and noteholders to declare any outstanding debt immediately payable and would permit the lenders under Lyondell’s credit facility to terminate future lending commitments. Furthermore, under certain circumstances, a default under Equistar’s debt instruments would constitute a cross-default under Lyondell’s credit facility, which, under certain circumstances, would then constitute a default under the indentures. Lyondell was in compliance with all such covenants as of December 31, 2003. Subsequent to December 31, 2003, as a result of ongoing adverse conditions in the industry, Lyondell obtained further amendments to its credit facility to provide additional financial flexibility by easing certain financial ratio requirements. Beginning December 31, 2004, the financial ratio requirements under the facility become increasingly restrictive over time.

Lyondell is guarantor of $300 million of Equistar debt. See also Note 13.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Lease Commitments

Lyondell leases various facilities and equipment under noncancelable operating lease arrangements for varying periods. As of December 31, 2003, future minimum lease payments for the next five years and thereafter, relating to all noncancelable operating leases with terms in excess of one year, were as follows:

Millions of dollars
2004	$66
2005	61
2006	55
2007	50
2008	35
Thereafter	103

Total minimum lease payments	$370

Operating lease net rental expenses for 2003, 2002 and 2001 were $68 million, $71 million and $70 million, respectively.

13. Financial Instruments and Derivatives

The effects of foreign exchange transactions and foreign currency derivative instruments as well as commodity-related derivative instruments were not significant during 2003, 2002, and 2001.

The carrying value and the estimated fair value of Lyondell’s non-current, non-derivative financial instruments as of December 31, 2003 and 2002 are shown in the table below:

	2003		2002
Millions of dollars	Carrying Value	Fair Value	Carrying Value	Fair Value
Investments and long-term receivables	$2,148	$2,648	$2,349	$2,630
Long-term debt, including current maturities	4,151	4,383	3,927	3,367

The fair value of all nonderivative financial instruments included in current assets and current liabilities, including cash and cash equivalents, other short-term investments, accounts receivable, accounts payable and notes payable, approximated their carrying value due to their short maturity. Investments and long-term receivables, which consist primarily of equity investments, were valued using current financial and other available information. Long-term debt, including amounts due within one year, was valued based upon the borrowing rates currently available to Lyondell for debt with terms and average maturities similar to Lyondell’s debt portfolio. Lyondell estimates that the fair value of its guarantee of certain Equistar debt (see Note 11) is not significant due to the low probability of future payments under the guarantee provisions.

Lyondell is exposed to credit risk with respect to accounts receivable. Lyondell performs ongoing credit evaluations of its customers and, in certain circumstances, requires letters of credit from them. See Note 7.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Pension and Other Postretirement Benefits

Lyondell has defined benefit pension plans which cover employees in the United States and a number of other countries. Retirement benefits are generally based on years of service and the employee’s highest three consecutive years of compensation during the last ten years of service. Lyondell funds the plans through periodic contributions to pension trust funds as provided by applicable law. Lyondell also has unfunded supplemental nonqualified retirement plans, which provide pension benefits for certain employees in excess of the U.S. tax-qualified plans’ limits. In addition, Lyondell sponsors unfunded postretirement benefit plans other than pensions for U.S. employees, which provide medical and life insurance benefits. The postretirement medical plans are contributory, while the life insurance plans are generally noncontributory. The life insurance benefits are provided to employees who retired before July 1, 2002.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a reconciliation of benefit obligations, plan assets and the funded status of the plans:

	Pension Benefits		Other Postretirement Benefits
Millions of dollars	2003	2002	2003	2002
Change in benefit obligation:
Benefit obligation, January 1	$609	$554	$88	$91
Service cost	19	17	2	2
Interest cost	38	35	6	5
Plan amendments	—	(19)	—	(9)
Actuarial loss	11	35	2	4
Benefits paid	(41)	(33)	(4)	(5)
Other	3	1	—	—
Foreign exchange effects	55	19	—	—

Benefit obligation, December 31	694	609	94	88

Change in plan assets:
Fair value of plan assets, January 1	307	364
Actual return on plan assets	52	(45)
Company contributions	15	4
Benefits paid	(41)	(33)
Foreign exchange effects	23	17

Fair value of plan assets, December 31	356	307

Funded status	(338)	(302)	(94)	(88)
Contributions	—	2	—	—
Unrecognized actuarial and investment loss	321	326	13	11
Unrecognized prior service benefit	(10)	(12)	(11)	(12)
Unrecognized transition obligation	3	3	—	—

Net amount recognized	$(24)	$17	$(92)	$(89)

Amounts recognized in the Consolidated Balance Sheet consist of:
Prepaid benefit cost	$24	$21	$—	$—
Accrued benefit liability	(232)	(213)	(92)	(89)
Intangible asset	—	3	—	—
Accumulated other comprehensive loss – pretax	184	206	—	—

Net amount recognized	$(24)	$17	$(92)	$(89)

Additional Information:
Accumulated benefit obligation for defined benefit plans, December 31	$583	$515
Increase (decrease) in minimum liability included in other comprehensive loss	(20)	79

The non-U.S. pension plans constituted approximately 27% and 22% of the benefit obligation and 39% and 32% of the plan assets at December 31, 2003 and 2002, respectively.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The decrease in pension benefit obligations due to plan amendments in 2002 primarily resulted from changes limiting lump sum payouts of pension benefits in certain circumstances. The decrease in other postretirement benefit obligations due to plan amendments in 2002 primarily resulted from a change discontinuing life insurance benefits for employees retiring after July 1, 2002.

Projected benefit obligations exceed the fair value of plan assets for all plans at December 31, 2003 and 2002. Pension plans with accumulated benefit obligations in excess of the fair value of assets are summarized as follows at December 31:

Millions of dollars	2003	2002
Accumulated benefit obligations	$464	$430
Fair value of assets	235	221

Net periodic pension and other postretirement benefit costs included the following components:

	Pension Benefits			Other Postretirement Benefits
Millions of dollars	2003	2002	2001	2003	2002	2001
Components of net periodic benefit cost:
Service cost	$19	$17	$15	$2	$2	$2
Interest cost	38	35	36	6	5	5
Actual (gain) loss on plan assets	(52)	45	26	—	—	—
Less-unrecognized gain (loss)	33	(77)	(62)	—	—	—

Recognized gain on plan assets	(19)	(32)	(36)	—	—	—
Prior service cost amortization	(2)	(2)	—	(1)	(1)	(2)
Actuarial and investment loss amortization	23	15	9	—	—	—
Net effect of curtailments, settlements and special termination benefits	—	—	9	—	—	1

Net periodic benefit cost	$59	$33	$33	$7	$6	$6

The 2001 net effect of curtailments, settlements and special termination benefits was primarily due to lump-sum settlements taken by retiring employees, which resulted in a net charge. Non-U.S. pension plans comprised $10 million, $5 million and $1 million of net periodic pension cost for 2003, 2002 and 2001, respectively.

The assumptions used in determining the net benefit liabilities for the U.S. plans were as follows at December 31:

	Pension Benefits		Other Postretirement Benefits
	2003	2002	2003	2002
Weighted-average assumptions as of December 31:
Domestic:
Discount rate	6.25%	6.50%	6.25%	6.50%
Rate of compensation increase	4.50%	4.50%

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The assumptions used in determining net benefit costs for the U.S. plans were as follows:

	Pension Benefits			Other Postretirement Benefits
	2003	2002	2001	2003	2002	2001
Weighted-average assumptions for the year:
Domestic:
Discount rate	6.50%	7.00%	7.50%	6.50%	7.00%	7.50%
Expected return on plan assets	8.00%	9.50%	9.50%
Rate of compensation increase	4.50%	4.50%	4.50%

The assumptions used for non-U.S. plans were similar to those used for the U.S. plans but reflect the economic environment of the applicable country.

Management’s goal is to manage pension investments over the long term to achieve optimal returns with an acceptable level of risk and volatility. Targeted asset allocations of 55% U.S. equity securities, 15% non-U.S. equity securities, and 30% fixed income securities were adopted in 2003 for the plans based on recommendations by Lyondell’s independent pension investment advisor. Investment policies prohibit investments in securities issued by Lyondell or investment in speculative derivative instruments. The investments are marketable securities that provide sufficient liquidity to meet expected benefit obligation payments.

Prior to 2003, Lyondell’s expected long-term rate of return on plan assets of 9.5% had been based on the average level of earnings that its independent pension investment advisor had advised could be expected to be earned over time, using the expected returns for the above-noted asset allocations that had been recommended by the advisor, and had been adopted for the plans. Over the three-year period ended December 31, 2003, Lyondell’s actual return on plan assets was a loss averaging 1.8% per year. In 2003, Lyondell reviewed its asset allocation and expected long-term rate of return assumptions, and obtained an updated asset allocation study from the independent pension investment advisor, including updated expectations for long-term market earnings rates for various classes of investments. Based on this review, Lyondell reduced its expected long-term rate of return on plan assets to 8%, and did not significantly change its plan asset allocations.

Lyondell’s pension plan weighted-average asset allocations by asset category for its pension plans generally are as follows at December 31:

	2003 Policy	2003	2002
Asset Category:
U.S. equity securities	55%	53%	48%
Non-U.S. equity securities	15%	18%	20%
Fixed income securities	30%	29%	32%

Total	100%	100%	100%

Lyondell expects to contribute approximately $57 million to its pension plans in 2004.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2003, future expected benefit payments, which reflect expected future service, as appropriate, were as follows:

Millions of dollars	Pension Benefits	Other Benefits
2004	$22	$6
2005	26	6
2006	25	6
2007	33	6
2008	37	7
2009 through 2013	208	37

The assumed annual rate of increase in the per capita cost of covered health care benefits as of December 31, 2003 was 10% for 2004, 7% for 2005 through 2007, and 5% thereafter. The health care cost trend rate assumption does not have a significant effect on the amounts reported due to limits on Lyondell’s maximum contribution level to the medical plan. To illustrate, increasing or decreasing the assumed health care cost trend rates by one percentage point in each year would change the accumulated postretirement benefit liability as of December 31, 2003 by $1 million and would not have a material effect on the aggregate service and interest cost components of the net periodic postretirement benefit cost for the year then ended.

Lyondell also maintains voluntary defined contribution savings plans for eligible employees. Contributions to the plans by Lyondell were $10 million, $10 million and $12 million in 2003, 2002 and 2001, respectively.

15. Income Taxes

The significant components of the provision for income taxes were as follows for the years ended December 31:

Millions of dollars	2003	2002	2001
Current:
Federal	$—	$(42)	$(94)
Foreign	—	(3)	15
State	(7)	3	(2)

Total current	(7)	(42)	(81)

Deferred:
Federal	(159)	(52)	(35)
Foreign	(18)	26	52
State	5	2	(14)

Total deferred	(172)	(24)	3

Income tax benefit before tax effects of other comprehensive income	(179)	(66)	(78)
Tax effects of elements of other comprehensive income:
Cumulative translation adjustment	13	—	—
Minimum pension liability	13	(34)	(46)
Other	1	—	(1)

Total income tax benefit on comprehensive income	$(152)	$(100)	$(125)

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. Significant components of Lyondell’s deferred tax liabilities and assets were as follows as of December 31:

Millions of dollars	2003	2002
Deferred tax liabilities:
Accelerated tax depreciation	$751	$687
Investments in joint venture partnerships	802	846
Goodwill and other intangible assets	54	39
Other	60	29

Total deferred tax liabilities	1,667	1,601

Deferred tax assets:
Net operating loss carryforwards	573	443
Employee benefit plans	195	187
Deferred charges and revenues	60	63
Federal benefit attributable to deferred foreign taxes	50	43
Other	84	48

Total deferred tax assets	962	784
Deferred tax asset valuation allowance	(44)	(29)

Net deferred tax assets	918	755

Net deferred tax liabilities	749	846
Add current portion of deferred tax assets	43	35

Long-term deferred income taxes	$792	$881

Lyondell has U.S. federal and non U.S. tax loss carryforwards, the tax benefit of which would be $573 million at the current statutory rates. The federal loss carryforward benefits of $464 million will begin expiring in 2014 and the foreign tax loss carryforward benefits in excess of the valuation reserve have no expiration date.

During 2002, Lyondell converted certain intercompany debt of a French partnership into equity, thereby creating French taxable income that absorbed approximately 71 million euros, or $82 million, of French five-year loss carryforwards. The new equity can be reconverted into debt over the following 10 years, assuming business results improve. Such reconversion will give rise to French tax losses equal to any equity reconverted to debt. Lyondell has recorded a deferred tax asset and a related valuation reserve of $31 million at December 31, 2003 in connection with this transaction.

Management believes that it is more likely than not that the $918 million of deferred tax assets in excess of the valuation reserve of $44 million at December 31, 2003 will be realized. This conclusion is supported in part by the significant excess of total deferred tax liabilities over net deferred tax assets. These deferred tax liabilities, primarily related to depreciation, including depreciation related to investments in joint venture partnerships, will reverse over the next 15 to 20 years. In addition, as discussed above, certain carryforwards either have no expiration dates or have long carryforward periods prior to their expiration.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The domestic and non-U.S. components of income (loss) before income taxes and a reconciliation of the income tax provision to theoretical income tax computed by applying the U.S. federal statutory tax rate are as follows:

Millions of dollars	2003	2002	2001
Loss before income taxes:
Domestic	$(460)	$(277)	$(287)
Non-U.S.	(21)	63	59

Total	$(481)	$(214)	$(228)

Theoretical income tax at U.S. statutory rate	$(168)	$(75)	$(79)
Increase (reduction) resulting from:
Effects of non-U.S. operations	(5)	11	17
Changes in estimates for prior year items	(5)	(2)	(23)
Goodwill and other permanent differences	—	(3)	3
State income taxes, net of federal	(1)	3	1
Other, net	—	—	3

Income tax benefit	$(179)	$(66)	$(78)

Effective income tax rate	(37.2)%	(31.0)%	(34.0)%

The change in estimate for prior year items in 2001 primarily represented certain tax effects related to the sale of assets to Bayer.

16. Commitments and Contingencies

Commitments—Lyondell is a party to various obligations to purchase products and services, principally for utilities and industrial gases. These commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements. Also included in purchase obligations is a commitment to purchase minimum annual quantities of TDA from Rhodia through 2005 and to reimburse Rhodia for the costs of operating the TDI facility at Pont de Claix, France, through March 2016, for which TDA is the principal raw material. The Rhodia obligations, denominated in euros, include fixed and variable components. The actual future obligation will vary with fluctuations in foreign currency exchange rates, market prices of raw materials and other variable cost components such as utility costs. Approximately 25% of the annual payments through 2005 and 17% of the annual payments thereafter shown in the table below are subject to such variability.

At December 31, 2003, estimated future minimum payments under these contracts with noncancelable contract terms in excess of one year are as follows:

Millions of dollars
2004	$381
2005	349
2006	312
2007	299
2008	298
Thereafter through 2018	1,785

Total minimum contract payments	$3,424

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lyondell’s total purchases under these agreements were $404 million and $305 million in 2003 and 2002, respectively. The increase in 2003 primarily reflects the effect of higher natural gas costs in 2003 and lower TDI purchases in 2002 due to maintenance activity at the Rhodia plant.

Crude Supply Agreement—Under the CSA, PDVSA Oil is required to sell, and LCR is required to purchase, 230,000 barrels per day of extra heavy crude oil, which constitutes approximately 86% of LCR’s refining capacity of 268,000 barrels per day of crude oil. Since April 1998, PDVSA Oil has, from time to time, declared itself in a force majeure situation and subsequently reduced deliveries of crude oil. Such reductions in deliveries were purportedly based on announced OPEC production cuts. At such times, PDVSA Oil informed LCR that the Venezuelan government, through the Ministry of Energy and Mines, had instructed that production of certain grades of crude oil be reduced. In certain circumstances, PDVSA Oil made payments to LCR under a different provision of the CSA in partial compensation for such reductions.

In January 2002, PDVSA Oil again declared itself in a force majeure situation and, beginning in March 2002, reduced deliveries of crude oil to LCR. Although deliveries increased to contract levels of 230,000 barrels per day during the third quarter 2002, PDVSA Oil did not revoke its January 2002 force majeure declaration during 2002. A national strike in Venezuela began in early December 2002 and disrupted deliveries of crude oil to LCR under the CSA. PDVSA Oil again declared a force majeure and reduced deliveries of crude oil to LCR. In March 2003, PDVSA Oil notified LCR that the force majeure had been lifted with respect to CSA crude oil.

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

Indemnification Arrangements Relating to Equistar—Lyondell, Millennium and Occidental have each agreed to provide certain indemnifications or guarantees thereof to Equistar with respect to the petrochemicals and polymers businesses they each contributed. In addition, Equistar agreed to assume third party claims that are related to certain contingent liabilities arising prior to the contribution transactions that are filed prior to December 1, 2004 as to Lyondell and Millennium, and May 15, 2005 as to Occidental, to the extent the aggregate thereof does not exceed $7 million for each entity, subject to certain terms of the respective asset contribution agreements. As of December 31, 2003, Equistar had incurred approximately $7 million with respect to the indemnification basket for the business contributed by Lyondell. Lyondell, Millennium, Occidental and Equistar remain liable under these indemnification or guarantee arrangements to the same extent as they were before Lyondell’s August 2002 acquisition of Occidental’s interest in Equistar. See Note 5.

Environmental Remediation—As of December 31, 2003, Lyondell’s environmental liability for future remediation costs at current and former plant sites and a limited number of Superfund sites totaled $16 million. Substantially all amounts accrued are expected to be incurred over the next ten years. In the opinion of management, there is currently no material estimable range of possible loss in excess of the liabilities recorded for environmental

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

remediation. However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in investigations by regulatory agencies, could require Lyondell to reassess its potential exposure related to environmental matters.

Clean Air Act—The eight-county Houston/Galveston region has been designated a severe non-attainment area for ozone by the U.S. Environmental Protection Agency (“EPA”). Emission reduction controls for nitrogen oxides (“NOx”) must be installed at LCR’s refinery and each of Lyondell’s two facilities and Equistar’s six facilities in the Houston/Galveston region during the next several years. Revised rules adopted by the regulatory agencies changed the required NOx reduction levels from 90% to 80%. Under the revised 80% standard, Lyondell estimates that the incremental capital expenditures would range between $250 million and $300 million for Lyondell, Equistar and LCR, collectively.

The following table summarizes the range of projected capital expenditures for Lyondell and its joint ventures to comply with the 80% NOx emission reduction requirements:

Millions of dollars	Range of Estimates
NOx capital expenditures – 100% basis:
Lyondell	$35	-	45
Equistar	165	-	200
LCR	50	-	55

Total NOx capital expenditures	$250	-	300

NOx capital expenditures – Lyondell proportionate share:
Lyondell – 100%	$35	-	45
Equistar – 70.5%	115	-	140
LCR – 58.75%	30	-	35

Total Lyondell proportionate share NOx capital expenditures	$180	-	220

Of these amounts, Lyondell’s proportionate share of spending through December 31, 2003 totaled $64 million. However, the above estimate could be affected by increased costs for stricter proposed controls over HRVOCs. Lyondell, Equistar and LCR are still assessing the impact of the proposed HRVOC revisions and there can be no guarantee as to the ultimate capital cost of implementing any final plan developed to ensure ozone attainment by the 2007 deadline. The timing and amount of these expenditures are subject to regulatory and other uncertainties, as well as obtaining the necessary permits and approvals.

The Clean Air Act Amendments of 1990 set minimum levels for oxygenates, such as MTBE, in gasoline sold in areas not meeting specified air quality standards. However, the presence of MTBE in some water supplies in California and other states due to gasoline leaking from underground storage tanks and in surface water from recreational water craft has led to public concern about the use of MTBE. Certain U.S. states have banned the use of MTBE, while other U.S. federal and state governmental initiatives have sought either to rescind the oxygen requirement for reformulated gasoline or to restrict or also ban the use of MTBE. During 2003, the U.S. House of Representatives and the U.S. Senate produced an energy bill that would have phased out the use of MTBE over 10 years, but also provided limited liability protection for MTBE. The House of Representatives passed the bill as reported out of conference, but the Senate has not. A new energy bill is under consideration in the Senate in 2004 that would phase out use of MTBE, but would not provide liability protection. The final form and timing of the reconciliation of these competing versions of the energy bill in the U.S. Congress is uncertain.

At the state level, a number of states have legislated MTBE bans. Of these, several are mid-West states that use ethanol as the oxygenate of choice. Bans in these states should not impact MTBE demand. However, Connecticut, California and New York have bans of MTBE in place effective January 1, 2004. These bans started to negatively affect MTBE demand during late 2003. In addition, in 2003 several major oil companies substantially reduced or discontinued the use of MTBE in gasoline produced for California markets, negatively affecting 2003 demand.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lyondell estimates that, in 2003, California, Connecticut and New York combined represented approximately one-fourth of U.S. MTBE industry demand.

At this time, Lyondell cannot predict the full impact that these potential U.S. federal and state governmental initiatives and state bans will have on MTBE margins or volumes longer term. Lyondell’s North American MTBE sales represented approximately 17% of its total 2003 revenues. Lyondell intends to continue marketing MTBE in the U.S. In the short term, in response to market conditions, Lyondell is capable of adjusting, within design limits, the relative ratios of PO and TBA produced at its PO/TBA plants. It can also shift more of its PO production to PO/SM plants from PO/TBA plants, as necessary. This flexibility has increased with the fourth quarter 2003 startup of the Maasvlakte PO/SM plant. However, should it become necessary or desirable to significantly reduce MTBE production, Lyondell would need to make capital expenditures to add the flexibility to produce alternative gasoline blending components, such as iso-octane, iso-octene or ethyl tertiary butyl ether (“ETBE”), at its U.S.-based MTBE plant. Under the more expensive iso-octane alternative, the current estimated costs for converting Lyondell’s U.S.-based MTBE plant to iso-octane production range from $65 million to $75 million. Alternatively, Lyondell’s U.S.-based MTBE plant could be converted to ETBE production with minimal capital expenditure. Lyondell is pursuing ETBE viability through legislative efforts. One key hurdle is equal access to the federal subsidy provided for ethanol blended into gasoline for the ethanol component of ETBE. Lyondell has not made any capital commitments regarding any of these alternatives at this time, and any ultimate decision will depend upon further regulatory and market developments. The profit contribution related to alternative gasoline blending components is likely to be lower than that historically realized on MTBE.

The Clean Air Act also specified certain emissions standards for vehicles and, in 1998, the EPA concluded that additional controls on gasoline and diesel fuel were necessary. New standards for gasoline were finalized in 1999 and will require refiners to produce a low sulfur gasoline by 2004, with final compliance by 2006. A new “on-road” diesel standard was adopted in January 2001 and will require refiners of on-road diesel fuel to produce 80% as ultra low sulfur diesel (“ULSD”) by June 2006 and 100% by the end of 2009, with less stringent standards for “off road” diesel fuel. To date, the off-road diesel fuel standards have not been finalized. These gasoline and diesel fuel standards will result in increased capital investment for LCR.

In 2003, LCR developed alternative approaches to complying with the low sulfur gasoline standard and the new diesel fuel standard that will lead to an approximate $300 million reduction in overall estimated capital expenditures for these projects. As a result, LCR recognized impairment of value of $25 million of project costs incurred to date. The revised estimated spending for these projects, excluding the $25 million charge, totaled between $165 million to $205 million. LCR significantly reduced the estimated costs for implementing the new diesel standards as a result of its ability to retrofit current production units. The revised estimated cost for the new diesel standards also reflects LCR’s implementation strategy for producing ULSD and “off road” diesel. LCR has spent approximately $23 million, excluding the $25 million charge, as of December 31, 2003 for both the gasoline and diesel fuel standards projects. Lyondell’s 58.75% share of these incremental capital expenditures for these projects is not expected to exceed $120 million. In addition, these standards could result in higher operating costs for LCR. Equistar’s business may also be impacted if these standards increase the cost for processing fuel components.

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

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Stockholders’ Equity

Preferred Stock—Lyondell has authorized 80 million shares of $.01 par value preferred stock. As of December 31, 2003, none was outstanding.

Common Stock—In October 2003, Lyondell issued 13.8 million shares of common stock, including 2.7 million shares purchased by Occidental Chemical Holding Corporation, a subsidiary of Occidental, receiving net proceeds of approximately $171 million. In July 2002, Lyondell issued 8.28 million shares of common stock, receiving net proceeds of $110 million. As a result of debt amendments in 2002 (see Note 11), certain covenants restricting dividends were revised to allow an annual cash dividend of up to $0.90 per share on all common shares outstanding and any additional common shares that may be issued from time to time in the future.

Series B Common Stock, Warrants and Right—On August 22, 2002, Lyondell completed certain transactions with Occidental Chemical Holding Corporation. As a result of these transactions, Occidental Chemical Holding Corporation received an equity interest in Lyondell, including:

•	34 million shares of newly issued Lyondell Series B common stock. These shares have the same rights as Lyondell’s original common stock with the exception of the dividend. The Series B common stock pays a dividend at the same rate as the original common stock but, at Lyondell’s option, the dividend may be paid in additional shares of Series B common stock or in cash. These new Series B shares also include provisions for conversion to original common stock three years after issuance or earlier in certain circumstances;

•	five-year warrants to acquire five million shares of Lyondell original common stock at $25 per share; and

•	a right to receive contingent payments equivalent in value to 7.38% of Equistar’s cash distributions related to 2002 and 2003.

There were no distributions by Equistar in 2003 or 2002, and the right to a contingent payment expired with no payments made thereunder.

The $439 million recognized fair value of the 34 million shares of Series B common stock issued was determined based on an average of the high and low per-share stock prices for original common stock for 10 consecutive business days, beginning 4 business days prior to and ending 5 business days after August 8, 2002, the first date that the number of shares of Series B common stock to be issued became fixed without subsequent revision. The warrants were valued at $1.60 per share, based upon a value estimated using the Black-Scholes option pricing model. The right to receive contingent payments was valued at $3 million, based on the estimated amount and likelihood of payment in light of Lyondell’s expectations for Equistar’s business results for 2002 and 2003. The total value of the Series B common stock, the warrants and the right as well as $2 million of transaction expenses was $452 million.

Lyondell elected to pay the dividends payable to Occidental Chemical Holding Corporation in 2003 and 2002 in additional shares of Series B common stock. As a result of these transactions, Occidental Chemical Holding Corporation owns a 22% equity interest in Lyondell.

Accumulated Other Comprehensive Loss—The components of accumulated other comprehensive loss were as follows at December 31:

Millions of dollars	2003	2002
Foreign currency translation	$80	$(111)
Minimum pension liability	(136)	(160)
Other	2	—

Total accumulated other comprehensive loss	$(54)	$(271)

Treasury Stock—From time to time Lyondell purchases its shares in the open market to issue under its employee compensation and benefits plans, including stock option and restricted stock plans.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rights to Purchase Common Stock—On December 8, 1995, the Board of Directors of Lyondell declared a dividend of one right (“Right”) for each outstanding share of Lyondell’s common stock to stockholders of record on December 20, 1995. The Rights become exercisable upon the earlier of: (i) ten days following a public announcement by another entity that it has acquired beneficial ownership of 15% or more of the outstanding shares of common stock; or (ii) ten business days following the commencement of a tender offer or exchange offer to acquire beneficial ownership of 15% or more of the outstanding shares of common stock, except under certain circumstances. The Rights expire at the close of business on December 8, 2005 unless earlier redeemed at a price of $.0005 per Right or exchanged by Lyondell as described in the Rights Agreement dated as of December 8, 1995.

In connection with the sale of securities to Occidental Chemical Holding Corporation described above under “Series B Common Stock, Warrants and Right”, and in connection with Lyondell’s October 2003 common stock offering, Lyondell’s Board of Director’s adopted resolutions exempting Occidental from certain definitions used in the agreement pertaining to these Rights. These resolutions authorize Occidental to acquire, without triggering the exercisability of the Rights, beneficial ownership of any securities contemplated by the transaction documents relating to the sale of securities described above under “Series B Common Stock, Warrants and Right” and a specified amount of common stock in the October 2003 common stock offering, as long as their aggregate direct and indirect beneficial ownership does not exceed 40% of Lyondell’s issued and outstanding common stock.

1999 Incentive Plan—The 1999 Long-Term Incentive Plan (“1999 LTIP”) provides for the grant of awards to employees of Lyondell and its subsidiaries. Awards to employees may be in the form of (i) stock options, (ii) stock appreciation rights, payable in cash or common stock, (iii) restricted grants of common stock or units denominated in common stock, (iv) performance grants denominated in common stock or units denominated in common stock that are subject to the attainment of one or more goals, (v) grants of rights to receive the value of a specified number of shares of common stock (phantom stock), and (vi) a cash payment. Awards under the 1999 LTIP are limited to the lesser of 14 million shares or 12% of the number of shares of common stock outstanding at the time of granting of the award. During 2003, 2002 and 2001, Lyondell granted stock option awards for 2,562,038 shares, 3,232,636 shares and 3,143,231 shares, respectively, under this plan.

Restricted Stock Plan—Under the 1995 Restricted Stock Plan, one million shares of common stock are authorized for grants and awards to officers and other key management employees. Lyondell grants fixed awards of common stock that are forfeitable and subject to restrictions on transfer. Vesting is contingent on the participant’s continuing employment with Lyondell for a period specified in the award. During 2003, 2002 and 2001, Lyondell granted and issued restricted stock of 185,108 shares, 2,000 shares and 2,587 shares, respectively, to officers and employees, using treasury stock for this purpose. The shares vest on various dates through July 2008, depending upon the terms of the individual grants. Recipients are entitled to receive dividends on the restricted shares.

Stock Options—The following table summarizes activity, in thousands of shares and the weighted average exercise price per share, relating to stock options under the 1999 LTIP. As of December 31, 2003, options covering 11,335,908 shares were outstanding at prices ranging from $11.25 to $19.69 per share.

	2003		2002		2001
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	9,624	$15.04	6,636	$15.59	3,666	$14.98
Granted	2,562	12.86	3,233	13.91	3,143	16.25
Exercised	(533)	13.11	(102)	13.18	(50)	12.91
Cancelled	(317)	16.23	(143)	16.42	(123)	15.06

Outstanding at end of year	11,336	14.60	9,624	15.04	6,636	15.59

Exercisable at end of year	8,615	14.81	6,667	15.53	1,905	15.74

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock options vest over a three-year period, with one-third of the shares becoming exercisable on each of the first, second and third anniversaries of the grant date and generally expire 10 years from the grant date.

The following table summarizes share data in thousands of shares and the weighted average exercise prices for options outstanding and options exercisable at December 31, 2003, and the weighted average remaining life of options outstanding:

	Options Outstanding			Options Exercisable
Range of Exercise Prices per Share	Shares	Exercise Price	Remaining Life	Shares	Exercise Price
$11.25 to $16.88	9,950	$14.11	8	7,310	$14.21
$16.89 to $19.69	1,386	18.10	6	1,305	18.16

	11,336			8,615

18. Per Share Data

Basic loss per share for the periods presented is computed based upon the weighted average number of shares of original common stock and Series B common stock outstanding during the periods. Diluted earnings per share include the effect of stock options issued and outstanding warrants. These stock options and warrants were antidilutive for all periods presented. Loss per share data and dividends declared per share of common stock were as follows:

	2003	2002	2001
Basic and diluted weighted average shares, in thousands	164,288	133,943	117,563
Basic and diluted loss per share	$(1.84)	$(1.10)	$(1.28)
Dividends declared per share of common stock	$0.90	$0.90	$0.90

See Note 17 for discussion of common stock and warrants issued during 2003 and 2002.

19. Supplemental Cash Flow Information

Supplemental cash flow information is summarized as follows for the years ended December 31:

Millions of dollars	2003	2002	2001
Interest paid, net of interest capitalized	$391	$347	$372

Net income taxes received	$34	$103	$12

As described in Notes 5 and 17, during August 2002, Lyondell issued certain equity securities and a right to Occidental, and received Occidental’s 29.5% interest in Equistar. The transactions included concurrent payments between the parties of agreed amounts of approximately $440 million. The agreed amounts exchanged are included in cash used for investing activities and cash from financing activities. The securities issued, and the additional investment in Equistar, have been recorded at the estimated fair value of the consideration issued totaling $452 million plus the recognition of $352 million of deferred tax liabilities, for a total additional investment in Equistar of $804 million.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20. Segment and Related Information

Lyondell operates in four reportable segments:

•	Intermediate chemicals and derivatives (“IC&D”), which include PO, PG, PGE, BDO, TDI, SM, and TBA and its derivative, MTBE;

•	Petrochemicals, which include ethylene, propylene, butadiene, oxygenated products and aromatics;

•	Polymers, which primarily include polyethylene and polypropylene; and

•	Refining of crude oil.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accounting policies of the segments are the same as those described in “Summary of Significant Accounting Policies” (see Note 2). No customer accounted for 10% or more of consolidated sales during any year in the three- year period ended December 31, 2003. However, under the terms of LCR’s Products Agreement (see Note 6), CITGO purchases substantially all of the refined products of the refining segment. Lyondell’s entire $1.1 billion balance of goodwill is allocated to the IC&D segment.

Summarized financial information concerning reportable segments is shown in the following table:

Millions of dollars	IC&D	Petrochemicals	Polymers	Refining	Other	Total
2003
Sales and other operating revenues	$3,801	$—	$—	$—	$—	$3,801
Operating loss	(1)	—	—	—	—	(1)
Income (loss) from equity investments	(19)	87	(55)	144	(260)	(103)
Total assets	6,436	650	246	232	69	7,633
Capital expenditures	268	—	—	—	—	268
Depreciation and amortization expense	250	—	—	—	—	250

2002
Sales and other operating revenues	$3,262	$—	$—	$—	$—	$3,262
Operating income	174	—	—	—	—	174
Income (loss) from equity investments	1	65	(37)	135	(150)	14
Total assets	5,967	799	337	297	48	7,448
Capital expenditures	22	—	—	—	—	22
Depreciation and amortization expense	244	—	—	—	—	244

2001
Sales and other operating revenues	$3,193	$—	$—	$—	$—	$3,193
Operating income	112	—	—	—	—	112
Income (loss) from equity investments	—	113	(77)	129	(125)	40
Total assets	5,887	343	136	258	79	6,703
Capital expenditures	68	—	—	—	—	68
Depreciation and amortization expense	254	—	—	—	—	254

The following table presents the details of “Income (loss) from equity investments” as presented above in the “Other” column for the years ended December 31:

Millions of dollars	2003	2002	2001
Equistar items not allocated to segments - principally general and administrative expenses and interest expense, net	$(260)	$(145)	$(113)
Other	—	(5)	(12)

Loss from equity investments	$(260)	$(150)	$(125)

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table presents the details of “Total assets” as presented above in the “Other” column for the years ended December 31:

Millions of dollars	2003	2002	2001
Equistar items not allocated to segments - Other assets	$69	$48	$43
Equity investment in LMC	—	—	36

Total Other	$69	$48	$79

The following “Revenues” by country data are based upon the delivery location of the product. The “Long-lived assets” by country data are based upon the location of the assets.

	Revenues			Long-Lived Assets
Millions of dollars	2003	2002	2001	2003	2002	2001
United States	$1,967	$1,807	$1,732	$1,808	$1,941	$2,006
Non-U.S.	1,834	1,455	1,461	1,698	1,198	1,004

Total	$3,801	$3,262	$3,193	$3,506	$3,139	$3,010

Non-U.S. long-lived assets primarily consist of the net property, plant and equipment, including the investment in the European PO Joint Venture, located near Rotterdam, The Netherlands, and at Fos-sur-Mer, France, all of which are part of the IC&D segment.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21. Unaudited Quarterly Results

	For the quarter ended
Millions of dollars, except per share data	March 31	June 30	September 30	December 31
2003
Sales and other operating revenues	$989	$913	$954	$945
Operating income (loss)	(18)	(6)	20	3
Income (loss) from equity investments	(83)	1	13	(34)
Net loss	(113)	(68)	(44)	(77)
Basic and diluted earnings loss per share (a)	(0.70)	(0.43)	(0.27)	(0.44)

2002
Sales and other operating revenues	$674	$843	$855	$890
Operating income	38	65	59	12
Income (loss) from equity investments	(21)	32	44	(41)
Net income (loss)	(55)	2	(2)	(93)
Basic and diluted earnings income (loss) per share (a)	(0.47)	0.02	(0.02)	(0.58)

(a)	Earnings per common share calculations for each of the quarters are based upon the weighted average number of shares outstanding for each period (basic earning per share). The sum of the quarters may not necessarily be equal to the full year earning per share amount.

22. Supplemental Guarantor Information

ARCO Chemical Technology Inc. (“ACTI”), ARCO Chemical Technology L.P. (“ACTLP”) and Lyondell Chemical Nederland, Ltd. (“LCNL”) are guarantors, jointly and severally, (collectively “Guarantors”) of the following (see Note 11):

•	Senior Secured Notes, Series A due 2007, 9.625%

•	Senior Secured Notes, Series B due 2007, 9.875%

•	Senior Secured Notes due 2008, 9.5%

•	Senior Subordinated Notes due 2009, 10.875%

•	Senior Secured Notes due 2012, 11.125%, and

•	Senior Secured Notes due 2013, 10.5%.

LCNL, a Delaware corporation and a wholly owned subsidiary of Lyondell, owns a Dutch subsidiary that operates chemical production facilities near Rotterdam, The Netherlands. ACTI is a Delaware corporation, which holds the investment in ACTLP. ACTLP is a Delaware limited partnership, which holds and licenses technology to other Lyondell affiliates and to third parties. Separate financial statements of the Guarantors are not considered to be material to the holders of the senior subordinated notes and senior secured notes. The following condensed consolidating financial information present supplemental information for the Guarantors as of December 31, 2003 and 2002 and for the three years ended December 31, 2003.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As of and for the year ended December 31, 2003

Millions of dollars	Lyondell	Guarantors	Non- Guarantors	Eliminations	Consolidated Lyondell
BALANCE SHEET

Total current assets	$824	$212	$323	$—	$1,359
Property, plant and equipment, net	817	879	944	—	2,640
Investments and long-term receivables	5,655	630	1,861	(5,998)	2,148
Goodwill, net	723	130	227	—	1,080
Other assets	271	76	59	—	406

Total assets	$8,290	$1,927	$3,414	$(5,998)	$7,633

Current maturities of long-term debt	$—	$—	$—	$—	$—
Other current liabilities	441	142	116	—	699
Long-term debt	4,149	—	2	—	4,151
Other liabilities	609	44	27	—	680
Deferred income taxes	517	185	90	—	792
Intercompany liabilities (assets)	1,418	145	(1,563)	—	—
Minority interest	—	—	155	—	155
Stockholders’ equity	1,156	1,411	4,587	(5,998)	1,156

Total liabilities and stockholders’ equity	$8,290	$1,927	$3,414	$(5,998)	$7,633

STATEMENT OF INCOME

Sales and other operating revenues	$2,347	$1,062	$2,193	$(1,801)	$3,801
Cost of sales	2,420	1,021	1,959	(1,801)	3,599
Selling, general and administrative expenses	87	23	56	—	166
Research and development expenses	37	(1)	1	—	37

Operating income (loss)	(197)	19	177	—	(1)
Interest income (expense), net	(417)	19	6	—	(392)
Other income (expense), net	(49)	9	55	—	15
Income (loss) from equity investments	252	(19)	(63)	(273)	(103)
Intercompany income (expense)	229	168	64	(461)	—
(Benefit from) provision for income taxes	(68)	73	89	(273)	(179)

Net income (loss)	$(114)	$123	$150	$(461)	$(302)

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year ended December 31, 2003

Millions of dollars	Lyondell	Guarantors	Non- Guarantors	Eliminations	Consolidated Lyondell
STATEMENT OF CASH FLOWS

Net income (loss)	$(114)	$123	$150	$(461)	$(302)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	70	58	122	—	250
Gain on sale of equity interest	—	—	(18)	—	(18)
Deferred income taxes	(154)	(20)	2	—	(172)
Debt prepayment charges and premiums	5	—	—	—	5
Net changes in working capital and other	40	378	(78)	—	340

Net cash provided by (used in) operating activities	(153)	539	178	(461)	103

Expenditures for property, plant and equipment	(23)	(225)	(20)	—	(268)
Distributions from affiliates in excess of earnings	—	—	111	—	111
Contributions and advances to affiliates	—	(106)	(31)	—	(137)
Proceeds from sale of equity interest	—	—	28	—	28
Maturity of other short-term investments	44	—	—	—	44

Net cash provided by (used in) investing activities	21	(331)	88	—	(222)

Issuance of long-term debt	318	—	—	—	318
Repayment of long-term debt	(103)	—	—	—	(103)
Issuance of common stock	171	—	—	—	171
Dividends paid	(116)	(208)	(253)	461	(116)
Other	(4)	—	—	—	(4)

Net cash provided by (used in) financing activities	266	(208)	(253)	461	266

Effect of exchange rate changes on cash	—	(1)	6	—	5

Increase (decrease) in cash and cash equivalents	$134	$(1)	$19	$—	$152

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As of and for the year ended December 31, 2002

Millions of dollars	Lyondell	Guarantors	Non- Guarantors	Eliminations	Consolidated Lyondell
BALANCE SHEET

Total current assets	$674	$173	$324	$—	$1,171
Property, plant and equipment, net	872	581	916	—	2,369
Investments and long-term receivables	7,043	504	2,196	(7,394)	2,349
Goodwill, net	745	145	240	—	1,130
Other assets	313	83	33	—	429

Total assets	$9,647	$1,486	$3,709	$(7,394)	$7,448

Current maturities of long-term debt	$1	$—	$—	$—	$1
Other current liabilities	440	90	102	—	632
Long-term debt	3,924	—	2	—	3,926
Other liabilities	593	48	23	—	664
Deferred income taxes	637	172	72	—	881
Intercompany liabilities (assets)	2,873	(1,223)	(1,650)	—	—
Minority interest	—	—	165	—	165
Stockholders’ equity	1,179	2,399	4,995	(7,394)	1,179

Total liabilities and stockholders’ equity	$9,647	$1,486	$3,709	$(7,394)	$7,448

STATEMENT OF INCOME

Sales and other operating revenues	$2,216	$807	$1,814	$(1,575)	$3,262
Cost of sales	2,259	745	1,469	(1,575)	2,898
Selling, general and administrative expenses	95	17	48	—	160
Research and development expenses	30	—	—	—	30

Operating income (loss)	(168)	45	297	—	174
Interest income (expense), net	(390)	11	6	—	(373)
Other income (expense), net	(82)	23	30	—	(29)
Income (loss) from equity investments	474	(2)	35	(493)	14
Intercompany income (expense)	860	162	103	(1,125)	—
(Benefit from) provision for income taxes	211	73	144	(494)	(66)

Net income (loss)	$483	$166	$327	$(1,124)	$(148)

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year ended December 31, 2002

Millions of dollars	Lyondell	Guarantors	Non- Guarantors	Eliminations	Consolidated Lyondell
STATEMENT OF CASH FLOWS

Net income (loss)	$483	$166	$327	$(1,124)	$(148)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	112	40	92	—	244
Deferred income taxes	(49)	10	15	—	(24)
Net changes in working capital and other	(383)	(14)	614	—	217

Net cash provided by operating activities	163	202	1,048	(1,124)	289

Expenditures for property, plant and equipment	(10)	(4)	(8)	—	(22)
Contributions and advances to affiliates	—	(46)	(68)	—	(114)
Purchase of equity investment in Equistar	(440)	—	—	—	(440)
Purchase of short-term investments	(44)	—	—	—	(44)
Other	(3)	—	—	—	(3)

Net cash used in investing activities	(497)	(50)	(76)	—	(623)

Issuance of long-term debt	591	—	—	—	591
Repayment of long-term debt	(543)	—	—	—	(543)
Issuance of Series B common stock, warrants, and right	440	—	—	—	440
Issuance of common stock	110	—	—	—	110
Dividends paid	(109)	(138)	(986)	1,124	(109)
Other	(18)	—	—	—	(18)

Net cash provided by (used in) financing activities	471	(138)	(986)	1,124	471

Effect of exchange rate changes on cash	—	(7)	10	—	3

Increase (decrease) in cash and cash equivalents	$137	$7	$(4)	$—	$140

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As of and for the year ended December 31, 2001

Millions of dollars	Lyondell	Guarantors	Non- Guarantors	Eliminations	Consolidated Lyondell
STATEMENT OF INCOME

Sales and other operating revenues	$2,178	$786	$1,605	$(1,376)	$3,193
Cost of sales	2,237	566	1,435	(1,376)	2,862
Selling, general and administrative expenses	86	16	55	—	157
Research and development expenses	32	—	—	—	32
Amortization of goodwill	12	11	7	—	30

Operating income (loss)	(189)	193	108	—	112
Interest income (expense), net	(384)	3	12	—	(369)
Other income (expense), net	(134)	(83)	206	—	(11)
Income (loss) from equity investments	616	—	60	(636)	40
Intercompany income (expense)	267	335	128	(730)	—
(Benefit from) provision for income taxes	60	152	174	(464)	(78)

Net income (loss)	$116	$296	$340	$(902)	$(150)

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year ended December 31, 2001

Millions of dollars	Lyondell	Guarantors	Non- Guarantors	Eliminations	Consolidated Lyondell
STATEMENT OF CASH FLOWS

Net income (loss)	$116	$296	$340	$(902)	$(150)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	123	47	84	—	254
Net changes in working capital and other	(642)	119	(284)	902	95

Net cash provided by (used in) operating activities	(403)	462	140	—	199

Expenditures for property, plant and equipment	(17)	(8)	(43)	—	(68)
Distributions from affiliates in excess of earnings	(10)	—	60	—	50
Contributions and advances to affiliates	61	(115)	(119)	—	(173)
Other	470	—	—	(470)	—

Net cash provided by (used in) investing activities	504	(123)	(102)	(470)	(191)

Issuance of long-term debt	385	—	—	—	385
Repayment of long-term debt	(394)	—	—	—	(394)
Dividends paid	(106)	(426)	(44)	470	(106)
Other	(7)	—	—	—	(7)

Net cash provided by (used in) financing activities	(122)	(426)	(44)	470	(122)

Effect of exchange rate changes on cash	—	67	(67)	—	—

Decrease in cash and cash equivalents	$(21)	$(20)	$(73)	$—	$(114)

REPORT OF INDEPENDENT AUDITORS

To the Partnership Governance Committee

of Equistar Chemicals, LP

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of partners’ capital and of cash flows present fairly, in all material respects, the financial position of Equistar Chemicals, LP (the “Partnership”) and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 142, “Accounting for Goodwill and Other Intangible Assets.”

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP

Houston, Texas

March 8, 2004

EQUISTAR CHEMICALS, LP

CONSOLIDATED STATEMENTS OF INCOME

	For the year ended December 31,
Millions of dollars	2003	2002	2001
Sales and other operating revenues:
Trade	$4,920	$4,295	$4,583
Related parties	1,625	1,242	1,326

	6,545	5,537	5,909

Operating costs and expenses:
Cost of sales	6,387	5,388	5,755
Selling, general and administrative expenses	182	155	181
Research and development expenses	38	38	39
Losses on asset dispositions	27	—	—
Amortization of goodwill	—	—	33

	6,634	5,581	6,008

Operating loss	(89)	(44)	(99)

Interest expense	(215)	(205)	(192)
Interest income	8	1	3
Other income (expense), net	(43)	2	5

Loss before cumulative effect of accounting change	(339)	(246)	(283)

Cumulative effect of accounting change	—	(1,053)	—

Net loss	$(339)	$(1,299)	$(283)

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

CONSOLIDATED BALANCE SHEETS

	December 31,
Millions of dollars	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$199	$27
Accounts receivable:
Trade, net	471	490
Related parties	137	135
Inventories	408	424
Prepaid expenses and other current assets	46	50

Total current assets	1,261	1,126

Property, plant and equipment, net	3,334	3,565
Investments	60	65
Other assets, net	373	296

Total assets	$5,028	$5,052

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable:
Trade	$462	$421
Related parties	51	38
Current maturities of long-term debt	—	32
Accrued liabilities	241	223

Total current liabilities	754	714

Long-term debt	2,314	2,196
Other liabilities and deferred revenues	359	221
Commitments and contingencies
Partners’ capital:
Partners’ accounts	1,619	1,958
Accumulated other comprehensive loss	(18)	(37)

Total partners’ capital	1,601	1,921

Total liabilities and partners’ capital	$5,028	$5,052

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
Millions of dollars	2003	2002	2001
Cash flows from operating activities:
Net loss	$(339)	$(1,299)	$(283)
Adjustments to reconcile net loss to cash provided by operating activities:
Cumulative effect of accounting change	—	1,053	—
Depreciation and amortization	307	298	319
Deferred maintenance turnaround expenditures	(97)	(49)	(15)
Debt prepayment premiums and charges	30	—	3
Net losses (gains) on asset dispositions	27	—	(3)
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	26	(54)	222
Inventories	4	24	61
Accounts payable	40	99	(129)
Deferred revenues	147	23	—
Other assets and liabilities, net	19	(40)	55

Cash provided by operating activities	164	55	230

Cash flows from investing activities:
Expenditures for property, plant and equipment	(106)	(118)	(110)
Proceeds from sales of assets	69	—	10
Other	—	(6)	(7)

Cash used in investing activities	(37)	(124)	(107)

Cash flows from financing activities:
Issuance of long-term debt	695	—	981
Repayment of long-term debt	(642)	(104)	(91)
Net repayment under lines of credit	—	—	(820)
Other	(8)	(2)	(9)

Cash provided by (used in) financing activities	45	(106)	61

Increase (decrease) in cash and cash equivalents	172	(175)	184
Cash and cash equivalents at beginning of period	27	202	18

Cash and cash equivalents at end of period	$199	$27	$202

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

	Partners’ Accounts				Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
Millions of dollars	Lyondell	Millennium	Occidental	Total
Balance at January 1, 2001	$476	$1,517	$1,547	$3,540	$—
Net loss	(115)	(84)	(84)	(283)	—	$(283)
Other comprehensive income - minimum pension liability	—	—	—	—	(19)	(19)
Other	—	—	—	—	(1)	(1)

Comprehensive loss						$(303)

Balance at December 31, 2001	$361	$1,433	$1,463	$3,257	$(20)
Net loss	(569)	(383)	(347)	(1,299)	—	$(1,299)
Lyondell purchase of Occidental interest	1,116	—	(1,116)	—	—
Other comprehensive income - minimum pension liability	—	—	—	—	(17)	(17)

Comprehensive loss						$(1,316)

Balance at December 31, 2002	$908	$1,050	$—	$1,958	$(37)
Net loss	(239)	(100)	—	(339)	—	$(339)
Other comprehensive income - minimum pension liability	—	—	—	—	16	16
Other	—	—	—	—	3	3

Comprehensive loss						$(320)

Balance at December 31, 2003	$669	$950	$—	$1,619	$(18)

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Formation of the Partnership and Operations

Equistar Chemicals, LP (“Equistar” or “the Partnership”), a Delaware limited partnership which commenced operations on December 1, 1997, was formed by Lyondell Chemical Company and subsidiaries (“Lyondell”) and Millennium Chemicals Inc. and subsidiaries (“Millennium”). On May 15, 1998, Equistar was expanded with the contribution of certain assets from Occidental Petroleum Corporation and subsidiaries (“Occidental”). Until August 22, 2002, Equistar was owned 41% by Lyondell, 29.5% by Millennium and 29.5% by Occidental. On August 22, 2002, Lyondell purchased Occidental’s interest in Equistar and, as a result, Lyondell’s ownership interest in Equistar increased to 70.5%.

Equistar owns and operates the petrochemicals and polymers businesses originally contributed by Lyondell, Millennium and Occidental. The petrochemicals segment manufactures and markets olefins, oxygenated products, aromatics and specialty products. Olefins include ethylene, propylene and butadiene, and oxygenated products include ethylene oxide, ethylene glycol, ethanol and methyl tertiary butyl ether (“MTBE”). The petrochemicals segment also includes the production and sale of aromatics, including benzene and toluene. The polymers segment manufactures and markets polyolefins, including high-density polyethylene (“HDPE”), low-density polyethylene (“LDPE”), linear low-density polyethylene (“LLDPE”), polypropylene and performance polymers, all of which are used in the production of a wide variety of consumer and industrial products. The performance polymers include enhanced grades of polyethylene, including wire and cable insulating resins, and polymeric powders.

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

Cash and Cash Equivalents—Cash equivalents consist of highly liquid debt instruments such as certificates of deposit, commercial paper and money market accounts purchased with maturities of three months or less when acquired. Cash equivalents are stated at cost, which approximates fair value. Equistar’s policy is to invest cash in conservative, highly rated instruments and to limit the amount of credit exposure to any one institution.

Equistar has no requirements for compensating balances in a specific amount at a specific point in time. The Partnership does maintain compensating balances for some of its banking services and products. Such balances are maintained on an average basis and are solely at Equistar’s discretion. As a result, none of Equistar’s cash is restricted.

Inventories—Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) method, except for materials and supplies, which are valued using the average cost method.

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

Investments—Equistar’s investments primarily consist of a 50% interest in a joint venture that owns an ethylene glycol facility in Beaumont, Texas (“PD Glycol”). The investment in PD Glycol is accounted for using the equity method of accounting.

Turnaround Maintenance and Repair Costs—Costs of maintenance and repairs exceeding $5 million incurred in connection with turnarounds of major units at Equistar’s manufacturing facilities are deferred and amortized using the straight-line method over the period until the next planned turnaround, generally 5 to 7 years. These costs are necessary to maintain, extend and improve the operating capacity and efficiency rates of the production units.

Identifiable Intangible Assets—Costs to purchase and to develop software for internal use are deferred and amortized on a straight-line basis over periods of 3 to 10 years.

Other intangible assets are carried at amortized cost and primarily consist of deferred debt issuance costs, licensed technology and other long-term processing rights and costs. These assets are amortized using the straight-line method over their estimated useful lives or the term of the related agreement, if shorter.

Environmental Remediation Costs—Anticipated expenditures related to investigation and remediation of contaminated sites, which include operating facilities and waste disposal sites, are accrued when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Estimated expenditures have not been discounted to present value.

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

Accounting and Reporting Changes—Effective January 1, 2003, Equistar implemented Statement of Financial Accounting Standards (“SFAS”) No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The primary impact of the statement on Equistar is the classification of gains or losses that result from the early extinguishment of debt as an element of income before extraordinary items. Previously, such gains and losses were classified as extraordinary items. The Consolidated Statements of Income reflect these changes for all periods presented. Equistar incurred a loss of $3 million on the early extinguishment of debt in the year ended December 31, 2001.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 132 (Revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, effective December 31, 2003, and requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. SFAS No. 132 (Revised 2003) also requires Equistar to disclose pension and postretirement benefit costs in interim-period financial statements beginning in 2004. Equistar increased its pension disclosure to comply with SFAS No. 132 (Revised 2003). See Note 12.

In January 2004, the FASB issued FASB Staff Position (“FSP”) FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The FSP permits a sponsor of a retiree health benefit plan to make a one-time election to defer recognition of the effects of the new Medicare legislation in accounting for its plans under SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, or in making disclosures related to its plans required by SFAS No. 132 (Revised 2003), until the FASB develops and issues authoritative guidance on accounting for subsidies provided by the Act. Such FASB guidance could require a change in currently reported information. Equistar elected to make the one-time deferral and is currently evaluating the effect of the FSP FAS 106-1.

Effective January 1, 2003, Equistar adopted SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses obligations associated with the retirement of tangible long-lived assets, and SFAS No. 146, Accounting for Exit or Disposal Activities, which addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities and facility closings. Equistar’s adoption of the provisions of SFAS No. 143 and SFAS No. 146 had no material impact on its financial statements.

In December 2003, the FASB issued FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”), primarily to clarify the required accounting for interests in variable interest entities (“VIEs”). This standard replaces FIN 46, Consolidation of Variable Interest Entities, that was issued in January 2003 to address certain situations in which a company should include in its financial statements the assets, liabilities and activities of another entity. Equistar’s application of FIN 46R has no material impact on its consolidated financial statements.

Effective January 1, 2002, Equistar implemented SFAS No. 142, Goodwill and Other Intangible Assets. Upon implementation of SFAS No. 142, Equistar reviewed goodwill for impairment and concluded that the entire balance of goodwill was impaired, resulting in a $1.1 billion charge to earnings that was reported as the cumulative effect of an accounting change as of January 1, 2002. The conclusion was based on a comparison to Equistar’s indicated fair value, using multiples of EBITDA (earnings before interest, taxes, depreciation and amortization) for comparable companies as an indicator of fair value.

As a result of implementing SFAS No. 142, income in 2002 and subsequent years is favorably affected by $33 million annually because of the elimination of goodwill amortization. The following table presents Equistar’s results of operations for all periods presented as adjusted to eliminate goodwill amortization.

	For the year ended December 31,
Millions of dollars	2003	2002	2001
Reported income (loss) before cumulative effect of accounting change	$(339)	$(246)	$(283)
Add back: goodwill amortization	—	—	33

Adjusted income (loss) before cumulative effect of accounting change	$(339)	$(246)	$(250)

Reported net income (loss)	$(339)	$(1,299)	$(283)
Add back: goodwill amortization	—	—	33

Adjusted net income (loss)	$(339)	$(1,299)	$(250)

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassifications—Certain previously reported amounts have been reclassified to conform to classifications adopted in 2003.

3. Related Party Transactions

As a result of Lyondell’s August 2002 purchase of Occidental’s interest in Equistar (see Note 1), Occidental has two representatives on Lyondell’s board of directors and, as of December 31, 2003, Occidental owned approximately 22% of Lyondell. In view of Occidental’s representation on Lyondell’s Board of Directors and its ownership position with Lyondell, which owns 70.5% of Equistar, Occidental’s transactions with Equistar subsequent to August 22, 2002 will continue to be reported as related party transactions in Equistar’s Consolidated Statements of Income and Consolidated Balance Sheets.

Product Transactions with Lyondell—Lyondell purchases ethylene, propylene and benzene at market-related prices from Equistar under various agreements expiring in 2013 and 2014. With the exception of one pre-existing third-party product supply agreement expiring in 2015, Lyondell is required, under the agreements, to purchase 100% of its ethylene, propylene and benzene requirements for its Channelview and Bayport, Texas facilities from Equistar. Lyondell licenses MTBE technology to Equistar, and purchases a significant portion of the MTBE produced by Equistar at one of its two Channelview units at market-related prices. Lyondell also purchases natural gas used in its methanol facility from Equistar.

Through December 31, 2003, Equistar acted as sales agent for the methanol products of Lyondell. Equistar also provides operating and other services for Lyondell , including the lease to Lyondell by Equistar of the real property on which the methanol plant is located. Pursuant to the terms of those agreements, Lyondell paid Equistar a management fee and reimbursed certain expenses of Equistar at cost.

Product Transactions with Millennium—Equistar sells ethylene to Millennium at market-related prices pursuant to an agreement entered into in connection with the formation of Equistar. Under this agreement, Millennium is required to purchase 100% of its ethylene requirements for its LaPorte, Texas facility from Equistar. The initial term of the contract expired December 31, 2000. It continues thereafter for one-year periods unless either party serves notice twelve months in advance. The contract will continue, at a minimum, through December 31, 2005.

Also, under an agreement entered into in connection with the formation of Equistar, Equistar is required to purchase 100% of its vinyl acetate monomer raw material requirements at market-related prices from Millennium for the production of ethylene vinyl acetate products at its LaPorte, Texas; Clinton, Iowa and Morris, Illinois plants. This contract expired December 31, 2000 and renews annually. Equistar has provided notice to Millennium to terminate the vinyl acetate monomer agreement, effective December 31, 2004.

Product Transactions with Occidental—In connection with the contribution of Occidental assets to Equistar, Equistar and Occidental entered into a long-term agreement for Equistar to supply substantially all of the ethylene requirements for Occidental’s U.S. manufacturing plants at market-related prices. The ethylene is exclusively for internal use in production at these plants, less a specified quantity per year tolled in accordance with the provisions of the agreement. Either party has the option to “phase down” volumes over time. However, a “phase down” cannot begin until January 1, 2009 and the annual required minimum cannot decline to zero prior to December 31, 2013, unless certain specified force majeure events occur. In addition to ethylene, Equistar sells methanol, ethers and glycols to Occidental. Equistar also purchases various other products from Occidental at market-related prices.

Product Transactions with Oxy Vinyls, LP—During 2003, Equistar sold ethylene to Oxy Vinyls, LP (“Oxy Vinyls”), a joint venture partnership between Occidental and an unaffiliated party, for Oxy Vinyls’ LaPorte, Texas facility at market-related prices pursuant to an agreement that expired December 31, 2003.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Transactions with LYONDELL-CITGO Refining LP—Equistar has product sales and raw material purchase agreements with LYONDELL-CITGO Refining LP (“LCR”), a joint venture investment of Lyondell. Certain olefins by-products are sold by Equistar to LCR for processing into gasoline and certain refinery products are sold by LCR to Equistar as raw materials. Equistar also has processing and storage arrangements with LCR and provides certain marketing services for LCR. All of the agreements between LCR and Equistar are on terms generally representative of prevailing market prices.

Shared Services Agreement with Lyondell—Under a shared services agreement, Lyondell provides office space and various services to Equistar including information technology, human resources, sales and marketing, raw material supply, supply chain, health, safety and environmental, engineering, research and development, facility services, legal, accounting, treasury, internal audit and tax. Lyondell charges Equistar for Equistar’s share of the cost of such services. Direct costs, incurred exclusively for Equistar, also are charged to Equistar. Costs related to a limited number of shared services, primarily engineering, continue to be incurred by Equistar. In such cases, Equistar charges Lyondell for its share of such costs.

Shared Services and Shared-Site Agreements with Millennium—Equistar and Millennium have agreements under which Equistar provides utilities and fuel streams to Millennium. In addition, Millennium provides Equistar with certain operational services, including utilities, as well as barge dock access and related services.

Lease Agreements with Occidental—Equistar subleases certain railcars from Occidental. In addition, Equistar leases its Lake Charles facility and the land related thereto from Occidental – see “Leased Facility” section of Note 13.

Related party transactions are summarized as follows:

	For the year ended December 31,
Millions of dollars	2003	2002	2001
Equistar billed related parties for:
Sales of products and processing services:
Lyondell	$610	$459	$405
Occidental	448	358	441
LCR	467	340	377
Millennium	46	43	55
Oxy Vinyls	55	42	48

Shared services and shared site agreements:
LCR	3	4	3
Lyondell	18	16	18
Millennium	8	9	17
Natural gas purchased for Lyondell	98	76	86

Related parties billed Equistar for:
Purchases of products:
LCR	$227	$218	$203
Millennium	10	10	15
Lyondell	5	1	4
Occidental	1	1	1

Shared services, transition and lease agreements:
Lyondell	154	134	135
Millennium	15	16	19
Occidental	7	7	6
LCR	—	1	2

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Accounts Receivable

Equistar sells its products primarily to other chemical manufacturers in the petrochemicals and polymers industries. Equistar performs ongoing credit evaluations of its customers’ financial condition and, in certain circumstances, requires letters of credit from them. The Partnership’s allowance for doubtful accounts, which is reflected in the accompanying Consolidated Balance Sheets as a reduction of accounts receivable, totaled $12 million and $16 million at December 31, 2003 and 2002, respectively.

In December 2003, Equistar entered into a new $450 million, four-year, accounts receivable sales facility to replace Equistar’s previous $100 million accounts receivable sales facility. Pursuant to the facility, Equistar sells, through a wholly owned bankruptcy remote subsidiary, on an ongoing basis and without recourse, an interest in a pool of accounts receivable to financial institutions participating in the facility. Equistar is responsible for servicing the receivables.

At December 31, 2003 and 2002, the balance of Equistar’s accounts receivable sold under the facilities was $102 million and $81 million, respectively. Accounts receivable in the Consolidated Balance Sheets are reduced by the sales of interests in the pool. Upon termination of the facility, cash collections related to accounts receivable then in the pool would first be applied to the outstanding interest sold. Increases and decreases in the amount sold are reflected in operating activities in the Consolidated Statements of Cash Flows. Fees related to the sales are included in “Other income (expense), net” in the Consolidated Statements of Income. The new accounts receivable sales facility is subject to substantially the same minimum unused availability requirements and covenant requirements as the new inventory-based revolving credit facility, which is secured by a pledge of accounts receivable. See Note 9. The new facility does not contain ratings triggers.

5. Inventories

Inventories consisted of the following components at December 31:

Millions of dollars	2003	2002
Finished goods	$223	$233
Work-in-process	12	12
Raw materials	83	85
Materials and supplies	90	94

Total inventories	$408	$424

The excess of the current cost of inventories over book value was approximately $101 million at December 31, 2003. In December 2003, Equistar entered into a $250 million, four-year, inventory-based revolving credit facility. See Note 9.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Property, Plant and Equipment and Other Assets

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows at December 31:

Millions of dollars	2003	2002
Land	$76	$80
Manufacturing facilities and equipment	6,015	6,037
Construction in progress	63	60

Total property, plant and equipment	6,154	6,177
Less accumulated depreciation	(2,820)	(2,612)

Property, plant and equipment, net	$3,334	$3,565

During 2003, Equistar refocused certain polymer research and development (“R&D”) programs, resulting in a charge of $11 million to write off the net book value of certain R&D facilities at Equistar’s Morris, Illinois plant that was shutdown at the end of 2003. Also in 2003, Equistar sold a polypropylene production facility in Pasadena, Texas for a loss of $12 million. The effects of these transactions were included in “Losses on asset dispositions” in the Consolidated Statements of Income.

Equistar did not capitalize any interest during 2003, 2002 and 2001 with respect to construction projects.

The components of other assets, at cost, and the related accumulated amortization were as follows at December 31:

	2003			2002
Millions of dollars	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intangible assets:
Turnaround costs	$249	$(77)	$172	$193	$(94)	$99
Software costs	153	(85)	68	150	(66)	84
Debt issuance costs	45	(11)	34	43	(13)	30
Catalyst costs	34	(20)	14	23	(11)	12
Other	70	(16)	54	58	(17)	41

Total intangible assets	$551	$(209)	342	$467	$(201)	266

Pension asset			18			21
Other			13			9

Total other assets			$373			$296

Scheduled amortization of these intangible assets for the next five years is estimated to be $58 million in 2004, $53 million in 2005, $49 million in 2006, $39 million in 2007 and $29 million in 2008.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation and amortization expense is summarized as follows:

	For the year ended December 31,
Millions of dollars	2003	2002	2001
Property, plant and equipment	$246	$242	$237
Goodwill	—	—	33
Turnaround costs	30	24	20
Software costs	16	15	12
Other	15	17	17

Total depreciation and amortization	$307	$298	$319

In addition, amortization of debt issuance costs of $7 million, $7 million and $2 million in 2003, 2002 and 2001, respectively, is included in interest expense in the Consolidated Statements of Income.

7. Accrued Liabilities

Accrued liabilities consisted of the following components at December 31:

Millions of dollars	2003	2002
Taxes other than income	$74	$65
Interest	64	65
Contractual obligations	30	34
Payroll and benefits	27	42
Deferred revenues	14	—
Other	32	17

Total accrued liabilities	$241	$223

8. Deferred Revenues

In March 2003, Equistar received an advance of $159 million, representing a partial prepayment for product to be delivered under a long-term product supply arrangement, primarily at cost-based prices. Equistar will recognize this deferred revenue over 15 years, as the associated product is delivered.

In December 2002, Equistar received a $25 million initial advance from a customer in connection with a long-term product supply agreement under which Equistar is obligated to deliver product at cost-based prices. Equistar will recognize this deferred revenue as the product is delivered, which is expected to be over 9 years.

Trade sales and other operating revenues included $12 million in 2003 and $2 million in 2002 representing deferred revenue earned in those periods.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Long-Term Debt

Long-term debt consisted of the following at December 31:

Millions of dollars	2003	2002
Bank credit facility:
Inventory-based revolving credit facility	$—	$—
Revolving credit facility	—	—
Term loan due 2007	—	296
Other debt obligations:
Medium-term notes due 2003-2005	1	30
Senior Notes due 2004, 8.50%	—	300
Notes due 2006, 6.50%	150	150
Senior Notes due 2008, 10.125%	700	700
Senior Notes due 2009, 8.75%	600	600
Senior Notes due 2011, 10.625%	700	—
Debentures due 2026, 7.55%	150	150
Other	3	3
Unamortized premium (discount), net	10	(1)

Total	2,314	2,228
Less current maturities	—	32

Total long-term debt	$2,314	$2,196

The term loan due 2007, which was paid in full in 2003, had a weighted-average interest rate of 4.80%, 5.25% and 6.26% during 2003, 2002 and 2001, respectively. The medium-term notes had a weighted-average interest rate of 9.51% at December 31, 2003 and 9.75% at December 31, 2002 and 2001.

The 6.5% notes and the 7.55% debentures were assumed by Equistar from Lyondell when Equistar was formed in 1997. As between Equistar and Lyondell, Equistar is primarily liable for this debt. Lyondell is a guarantor of the 6.5% notes and the 7.55% debentures. The consolidated financial statements of Lyondell are filed as an exhibit to Equistar’s Annual Report on Form 10-K for the year ended December 31, 2003.

Aggregate maturities of long-term debt during the next five years are $1 million in 2005; $150 million in 2006; $700 million in 2008 and $1.5 billion thereafter. There are no scheduled maturities of long-term debt in 2004 and 2007.

In December 2003, Equistar entered into a new $250 million, four-year, inventory-based revolving credit facility which replaced Equistar’s previous $354 million revolving credit facility. The total amount available at December 31, 2003 under both the new $250 million inventory-based revolving credit facility and the new $450 million accounts receivable sales facility (see Note 4) was approximately $430 million, which gives effect to the borrowing base less a $75 million unused availability requirement and is net of the $102 million sold under the accounts receivable facility and $18 million of outstanding letters of credit under the revolving credit facility. The borrowing base is determined using a formula applied to accounts receivable and inventory balances. The new revolving credit facility requires that the unused available amounts under that facility and the $450 million accounts receivable sales facility equal or exceed $75 million through March 30, 2005 and $50 million thereafter or $100 million thereafter if the interest coverage ratio, as defined, is less than 2:1. At December 31, 2003, the interest rate under the new inventory-based revolving credit facility was LIBOR plus 2.5%. The new revolving credit facility is secured by a lien on all inventory and certain personal property, including a pledge of accounts receivable. There was no borrowing under the new revolving credit facility at December 31, 2003.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2003, Equistar issued $250 million of 10.625% senior unsecured notes due in 2011. The proceeds, net of related fees, were used to prepay in full $173 million of the outstanding term loan under Equistar’s previous credit facility and to repay borrowing under Equistar’s previous $354 million revolving credit facility. In September 2003, $29 million of Equistar’s medium term notes matured and were repaid using funds borrowed under Equistar’s revolving credit facility. In April 2003, Equistar issued $450 million of 10.625% senior unsecured notes due in 2011. The proceeds, net of related fees, were used to prepay $300 million of 8.5% notes due in the first quarter 2004, approximately $122 million of term loans under Equistar’s credit facility and prepayment premiums of approximately $17 million.

In March 2003 and 2002, Equistar obtained amendments to its previous $354 million revolving credit facility that provided additional financial flexibility by generally making certain financial ratio requirements less restrictive.

During October 2002, Equistar entered into an agreement to sell certain accounts receivable and received cash proceeds of $100 million. See Note 4. Equistar used the $100 million proceeds to reduce borrowing under the previous $354 million revolving credit facility and for general corporate purposes.

The new $250 million revolving credit facility and the indentures governing Equistar’s senior unsecured notes contain covenants that, subject to certain exceptions, restrict lien incurrence, debt incurrence, sales of assets, investments, capital expenditures, certain payments, and mergers. The new credit facility does not require Equistar to maintain specified financial ratios. The breach of these covenants would permit the lenders or noteholders to declare any outstanding debt immediately payable, and would permit the lenders under Equistar’s credit facility to terminate future lending commitments. Equistar was in compliance with all such covenants as of December 31, 2003.

10. Lease Commitments

Equistar leases various facilities and equipment under noncancelable operating lease arrangements for various periods. Operating leases include leases of railcars used in the distribution of products in Equistar’s business.

At December 31, 2003, future minimum lease payments relating to noncancelable operating leases with lease terms in excess of one year were as follows:

Millions of dollars	Minimum Lease Payments
2004	$76
2005	60
2006	51
2007	43
2008	41
Thereafter	314

Total minimum lease payments	$585

Operating lease net rental expense was $106 million, $125 million and $110 million for the years ending December 31, 2003, 2002 and 2001, respectively. Net rental expense in 2002 included $21 million of amortization of lease prepayments related to certain railcar leases that were terminated as of December 31, 2003.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Financial Instruments and Derivatives

The fair value of all nonderivative financial instruments included in current assets and current liabilities, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximated their carrying value due to their short maturity. Based on the borrowing rates currently available to Equistar for debt with terms and average maturities similar to Equistar’s debt portfolio, the fair value of Equistar’s long-term debt, including amounts due within one year, was approximately $2,459 million and $2,031 million at December 31, 2003 and 2002, respectively.

Equistar is exposed to credit risk with respect to accounts receivable. Equistar performs ongoing credit evaluations of its customers and, in certain circumstances, requires letters of credit from the customers. See Note 4.

12. Pension and Other Postretirement Benefits

All full-time regular employees are covered by defined benefit pension plans sponsored by Equistar. In connection with the formation of Equistar, no pension assets or obligations were contributed to Equistar, with the exception of union represented plans contributed by Occidental and Millennium.

Retirement benefits are based upon years of service and the employee’s highest three consecutive years of compensation during the last ten years of service. Equistar funds the plans through periodic contributions to pension trust funds. Equistar also has unfunded supplemental nonqualified retirement plans, which provide pension benefits for certain employees in excess of the U.S. tax-qualified plans’ limits. In addition, Equistar sponsors unfunded postretirement benefit plans other than pensions, which provide medical and life insurance benefits. The postretirement medical plans are contributory while the life insurance plans are, generally, noncontributory. The life insurance benefits are provided to employees who retired before July 1, 2002. The measurement date for Equistar’s pension and other postretirement benefit plans is December 31, 2003.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a reconciliation of benefit obligations, plan assets and the funded status of these plans:

	Pension Benefits		Other Postretirement Benefits
Millions of dollars	2003	2002	2003	2002
Change in benefit obligation:
Benefit obligation, January 1	$170	$147	$108	$112
Service cost	17	16	3	2
Interest cost	10	11	7	7
Plan amendments	—	(2)	—	(13)
Actuarial loss (gain)	1	8	5	2
Benefits paid	(8)	(10)	(4)	(2)

Benefit obligation, December 31	190	170	119	108

Change in plan assets:
Fair value of plan assets, January 1	102	107
Actual return on plan assets	23	(13)
Partnership contributions	15	18
Benefits paid	(8)	(10)

Fair value of plan assets, December 31	132	102

Funded status	(58)	(68)	(119)	(108)
Unrecognized actuarial and investment loss	56	76	12	7
Unrecognized prior service cost	(2)	(2)	12	14

Net amount recognized	$(4)	$6	$(95)	$(87)

Amounts recognized in the Consolidated Balance Sheet consist of:
Prepaid benefit cost	$18	$21	$—	$—
Accrued benefit liability	(42)	(51)	(95)	(87)
Accumulated other comprehensive income	20	36	—	—

Net amount recognized	$(4)	$6	$(95)	$(87)

Additional Information:
Accumulated benefit obligation for defined benefit plans, December 31	$158	$142
Increase (decrease) in minimum liability included in other comprehensive loss	(16)	17

Pension plans with projected benefit obligations and accumulated benefit obligations in excess of the fair value of assets are summarized as follows at December 31:

Millions of dollars	2003	2002
Projected benefit obligation	$171	$150
Accumulated benefit obligations	139	123
Fair value of assets	109	81

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net periodic pension and other postretirement benefit costs included the following components:

	Pension Benefits			Other Postretirement Benefits
Millions of dollars	2003	2002	2001	2003	2002	2001
Components of net periodic benefit cost:
Service cost	$17	$16	$16	$3	$2	$2
Interest cost	10	11	10	7	7	6
Actual (gain) loss on plan assets	(23)	13	6	—	—	—
Less-unrecognized gain (loss)	15	(24)	(17)	—	—	—

Recognized gain on plan assets	(8)	(11)	(11)	—	—	—

Amortization of actuarial and investment loss	7	4	2	—	—	—
Prior service cost	—	—	—	2	2	—
Net effect of curtailments, settlements and special termination benefits	—	—	3	—	—	2

Net periodic benefit cost	$26	$20	$20	$12	$11	$10

The assumptions used in determining the net benefit liability were as follows at December 31:

	Pension Benefits		Other Post- retirement Benefits
	2003	2002	2003	2002
Weighted-average assumptions as of December 31:
Discount rate	6.25%	6.50%	6.25%	6.50%
Rate of compensation increase	4.50%	4.50%

The assumptions used in determining net benefit cost were as follows at December 31:

	Pension Benefits			Other Postretirement Benefits
	2003	2002	2001	2003	2002	2001
Weighted-average assumptions for the year:
Discount rate	6.50%	7.00%	7.50%	6.50%	7.00%	7.50%
Expected return on plan assets	8.00%	9.50%	9.50%
Rate of compensation increase	4.50%	4.50%	4.50%

Management’s goal is to manage pension investments over the long term to achieve optimal returns with an acceptable level of risk and volatility. Targeted asset allocations of 55% U.S. equity securities, 15% non-U.S. equity securities, and 30% fixed income securities were adopted in 2003 for the plans based on recommendations by its independent pension investment advisor. Investment policies prohibit investments in securities issued by Equistar or an affiliate, such as Lyondell or Millennium, or investment in speculative derivative instruments. The investments are marketable securities that provide sufficient liquidity to meet expected benefit obligation payments.

The expected rate of return on plan assets is a longer term rate, and is expected to change less frequently than the current assumed discount rate, reflecting long-term market expectations, rather than current fluctuations in market conditions. Prior to 2003, Equistar’s expected long-term rate of return on plan assets of 9.5% had been based on the average level of earnings that its independent pension investment advisor had advised could be expected to be

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

earned over time, using the expected returns for the above-noted asset allocations that had been recommended by the advisor, and had been adopted for the plans. Over the three-year period ended December 31, 2003, Equistar’s actual return on plan assets was a gain averaging 0.9% per year. In 2003, Equistar reviewed its asset allocation and expected long-term rate of return assumptions, and obtained an updated asset allocation study from the independent pension investment advisor, including updated expectations for long-term market earnings rates for various classes of investments. Based on this review, Equistar reduced its expected long-term rate of return on plan assets to 8%, and did not significantly change its plan asset allocations.

Equistar’s pension plan weighted-average asset allocations by asset category were as follows at December 31:

Asset Category:	2003 Policy	2003	2002
U.S. equity securities	55%	53%	48%
Non-U.S. equity securities	15%	18%	20%
Fixed income securities	30%	29%	32%

Total	100%	100%	100%

Equistar expects to contribute approximately $17 million to its pension plan in 2004.

As of December 31, 2003, future expected benefit payments, which reflect expected future service, as appropriate, were as follows:

Millions of dollars	Pension Benefits	Other Benefits
2004	$10	$6
2005	12	7
2006	13	7
2007	14	8
2008	15	8
2009 through 2013	92	47

The assumed annual rate of increase in the per capita cost of covered health care benefits as of December 31, 2003 was 10.0% for 2004, 7.0% for 2005 through 2007 and 5.0% thereafter. The health care cost trend rate assumption does not have a significant effect on the amounts reported due to limits on Equistar’s maximum contribution level under the medical plan. To illustrate, increasing or decreasing the assumed health care cost trend rates by one percentage point in each year would change the accumulated postretirement benefit liability as of December 31, 2003 by less than $1 million and would not have a material effect on the aggregate service and interest cost components of the net periodic postretirement benefit cost for the year then ended.

Equistar also maintains voluntary defined contribution savings plans for eligible employees. Contributions to the plans by Equistar were $12 million, $13 million and $16 million for the years ended December 31, 2003, 2002 and 2001, respectively.

13. Commitments and Contingencies

Commitments—Equistar has various purchase commitments for materials, supplies and services incident to the ordinary conduct of business, generally for quantities required for Equistar’s businesses and at prevailing market prices. See also Note 3, describing related party commitments.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equistar is party to various unconditional purchase obligation contracts as a purchaser for products and services, principally for steam and power. At December 31, 2003, future minimum payments under those contracts with noncancelable contract terms in excess of one year and fixed minimum payments were as follows:

Millions of dollars
2004	$230
2005	231
2006	227
2007	218
2008	199
Thereafter through 2023	2,416

Total minimum contract payments	$3,521

Equistar’s total purchases under these agreements were $244 million and $230 million for the years ended December 31, 2003 and 2002, respectively.

Leased Facility—Equistar’s Lake Charles facility has been idled since the first quarter of 2001, pending sustained improvement in market conditions. The facility and land, which are included in property, plant and equipment at a net book value of $152 million, are leased from Occidental. In May 2003, Equistar and Occidental entered into a new one-year lease, which has renewal provisions for two additional one-year periods at either party’s option.

Indemnification Arrangements—Lyondell, Millennium and Occidental have each agreed to provide certain indemnifications or guarantees thereof to Equistar with respect to the petrochemicals and polymers businesses they each contributed. In addition, Equistar has agreed to assume third party claims that are related to certain contingent liabilities arising prior to the contribution transactions that are filed prior to December 1, 2004 as to Lyondell and Millennium, and May 15, 2005 as to Occidental, to the extent the aggregate thereof does not exceed $7 million for each entity, subject to certain terms of the respective asset contribution agreements. From formation through December 31, 2003, Equistar had incurred a total of $20 million for these claims and liabilities. Lyondell, Millennium, Occidental and Equistar remain liable under these indemnification or guarantee arrangements to the same extent as they were before Lyondell’s August 2002 acquisition of Occidental’s interest in Equistar.

Environmental Remediation—Equistar’s accrued liability for environmental matters as of December 31, 2003 was $1 million and primarily related to the Port Arthur facility, which was permanently shut down in February 2001. In the opinion of management, there is currently no material estimable range of possible loss in excess of the liability recorded for environmental remediation.

Clean Air Act—The eight-county Houston/Galveston region has been designated a severe non-attainment area under the one-hour ozone standard by the U.S. Environmental Protection Agency (“EPA”). As a result, in December 2000, the Texas Commission on Environmental Quality (“TCEQ”) submitted a plan to the EPA to reach and demonstrate compliance with the ozone standard by November 2007. Ozone is a product of the reaction between volatile organic compounds and nitrogen oxides (“NOx”) in the presence of sunlight, and is a principal component of smog. Emission reduction controls for NOx must be installed at each of Equistar’s six plants located in the Houston/Galveston region during the next several years. Revised rules adopted by the TCEQ in December 2002 changed the required NOx emission reduction levels from 90% to 80% while requiring new controls on emissions of HRVOCs, such as ethylene, propylene, butadiene and butylenes. The TCEQ plans to make a final review of these rules, with final rule revisions to be adopted by October 2004. These rules also still require approval by the EPA. Under the revised 80% standard, Equistar estimates that the incremental capital expenditures would range between $165 million and $200 million. Of these amounts, Equistar’s spending through December 31, 2003 totaled $69 million. However, the above estimate could be affected by increased costs for stricter proposed controls over HRVOCs. The timing and amount of these expenditures are subject to regulatory and other uncertainties, as well as obtaining the necessary permits and approvals. Equistar is still assessing the impact of the new HRVOC control

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

requirements. There can be no guarantee as to the ultimate cost of implementing any final plan developed to ensure ozone attainment by the 2007 deadline.

General—Equistar is involved in various lawsuits and proceedings. Subject to the uncertainty inherent in all litigation, management believes the resolution of these proceedings will not have a material adverse effect on the financial position, liquidity or results of operations of Equistar.

14. Supplemental Cash Flow Information

Supplemental cash flow information is summarized as follows for the periods presented:

	For the year ended December 31,
Millions of dollars	2003	2002	2001
Cash paid for interest	$208	$200	$171

15. Segment Information and Related Information

Equistar operates in two reportable segments, petrochemicals and polymers (see Note 1). The accounting policies of the segments are the same as those described in “Summary of Significant Accounting Policies” (see Note 2). No customer accounted for 10% or more of sales during any year in the three-year period ended December 31, 2003.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information concerning Equistar’s reportable segments is shown in the following table. Intersegment sales between the petrochemicals and polymers segments were based on current market prices.

Millions of dollars	Petrochemicals	Polymers	Unallocated	Eliminations	Consolidated
For the year ended December 31, 2003:
Sales and other operating revenues:
Customers	$4,522	$2,023	$—	$—	$6,545
Intersegment	1,514	—	—	(1,514)	—

	6,036	2,023	—	(1,514)	6,545
Operating income (loss)	124	(78)	(135)	—	(89)
Total assets	3,388	1,283	357	—	5,028
Capital expenditures	74	32	—	—	106
Depreciation and amortization expense	228	57	22	—	307

For the year ended December 31, 2002:
Sales and other operating revenues:
Customers	$3,669	$1,868	$—	$—	$5,537
Intersegment	1,288	—	—	(1,288)	—

	4,957	1,868	—	(1,288)	5,537

Operating income (loss)	146	(74)	(116)	—	(44)
Total assets	3,410	1,438	204	—	5,052
Capital expenditures	58	59	1	—	118
Depreciation and amortization expense	217	58	23	—	298

For the year ended December 31, 2001:
Sales and other operating revenues:
Customers	$3,929	$1,980	$—	$—	$5,909
Intersegment	1,455	—	—	(1,455)	—

	5,384	1,980	—	(1,455)	5,909

Operating income (loss)	275	(186)	(188)	—	(99)
Total assets	3,474	1,400	1,464	—	6,338
Capital expenditures	84	24	2	—	110
Depreciation and amortization expense	204	58	57	—	319

The following table presents the details of “Operating income (loss)” as presented above in the “Unallocated” column for the years ended December 31, 2003, 2002 and 2001.

Millions of dollars	2003	2002	2001
Items not allocated to petrochemicals and polymers:
Principally general and administrative expenses	$(135)	$(116)	$(166)
Other	—	—	(22)

Operating income (loss)	$(135)	$(116)	$(188)

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the details of “Total assets” as presented above in the “Unallocated” column as of December 31, for the years indicated:

Millions of dollars	2003	2002	2001
Cash and cash equivalents	$199	$27	$202
Accounts receivable—trade and related parties	2	—	17
Prepaid expenses and other current assets	17	22	20
Property, plant and equipment, net	13	18	23
Goodwill, net	—	—	1,053
Other assets, net	126	137	149

Total assets	$357	$204	$1,464

REPORT OF INDEPENDENT AUDITORS

To the Partnership Governance Committee of LYONDELL-CITGO Refining LP:

In our opinion, the accompanying balance sheets and the related statements of income, of partners’ capital and of cash flows present fairly, in all material respects, the financial position of LYONDELL-CITGO Refining LP (the “Partnership”) at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/    PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP

Houston, Texas

March 2, 2004, except for matters discussed in

Note 2, as to which the date is March 11, 2004

LYONDELL-CITGO REFINING LP

STATEMENTS OF INCOME

	For the year ended December 31,
Millions of dollars	2003	2002	2001
Sales and other operating revenues	$4,162	$3,392	$3,284

Operating costs and expenses:
Cost of sales:
Crude oil and feedstock	3,209	2,546	2,379
Operating and other expenses	633	547	588
Selling, general and administrative expenses	56	53	61

	3,898	3,146	3,028

Operating income	264	246	256
Interest expense	(37)	(32)	(52)
Interest income	1	—	1
Other expense	—	(1)	(2)

Net income	$228	$213	$203

See Notes to Financial Statements.

LYONDELL-CITGO REFINING LP

BALANCE SHEETS

	December 31,
Millions of dollars	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$43	$101
Accounts receivable:
Trade, net	51	47
Related parties	121	106
Inventories	98	93
Prepaid expenses and other current assets	3	10

Total current assets	316	357

Property, plant and equipment	2,495	2,392
Construction projects in progress	67	159
Accumulated depreciation and amortization	(1,322)	(1,239)

	1,240	1,312
Other assets, net	81	88

Total assets	$1,637	$1,757

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable:
Trade	$71	$69
Related parties and affiliates	224	212
Distribution payable to Lyondell Partners	21	106
Distribution payable to CITGO Partners	15	75
Accrued liabilities	55	52

Total current liabilities	386	514

Long-term debt	450	450
Loan payable to Lyondell Partners	229	229
Loan payable to CITGO Partners	35	35
Other liabilities	114	126

Total long-term liabilities	828	840

Commitments and contingencies
Partners’ capital:
Partners’ accounts	442	432
Accumulated other comprehensive loss	(19)	(29)

Total partners’ capital	423	403

Total liabilities and partners’ capital	$1,637	$1,757

See Notes to Financial Statements.

LYONDELL-CITGO REFINING LP

STATEMENTS OF CASH FLOWS

	For the year ended December 31,
Millions of dollars	2003	2002	2001
Cash flows from operating activities:
Net income	$228	$213	$203
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	113	116	108
Net loss (gain) on disposition of assets	27	1	(3)
Other	—	1	2
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(19)	(59)	113
Inventories	(5)	37	(40)
Accounts payable	14	70	(88)
Other assets and liabilities	16	(18)	(15)

Cash provided by operating activities	374	361	280

Cash flows from investing activities:
Expenditures for property, plant and equipment	(46)	(65)	(109)
Proceeds from sale of property, plant and equipment	—	2	8
Other	—	(3)	5

Cash used in investing activities	(46)	(66)	(96)

Cash flows from financing activities:
Distributions to Lyondell Partners	(253)	(126)	(165)
Distributions to CITGO Partners	(178)	(89)	(116)
Contributions from Lyondell Partners	30	46	45
Contributions from CITGO Partners	21	32	32
Net (repayment) borrowing under lines of credit	—	(50)	30
Payment of debt issuance costs	(6)	(10)	(8)

Cash used in financing activities	(386)	(197)	(182)

Increase (decrease) in cash and cash equivalents	(58)	98	2
Cash and cash equivalents at beginning of period	101	3	1

Cash and cash equivalents at end of period	$43	$101	$3

See Notes to Financial Statements.

LYONDELL-CITGO REFINING LP

STATEMENTS OF PARTNERS’ CAPITAL

	Partners’ Accounts			Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
Millions of dollars	Lyondell Partners	CITGO Partners	Total
Balance at January 1, 2001	$3	$505	$508	$—

Net income	129	74	203	—	$203
Cash contributions	45	32	77	—	—
Distributions to Partners	(165)	(116)	(281)	—	—
Other comprehensive (loss)-minimum pension liability				(15)	(15)

Comprehensive income					$188

Balance at December 31, 2001	12	495	507	(15)

Net income	135	78	213	—	$213
Cash contributions	46	32	78	—	—
Distributions to Partners	(215)	(151)	(366)	—	—
Other comprehensive (loss)-minimum pension liability				(14)	(14)

Comprehensive income					$199

Balance at December 31, 2002	(22)	454	432	(29)

Net income	144	84	228	—	$228
Cash contributions	30	21	51	—	—
Other contributions	10	7	17	—	—
Distributions to Partners	(168)	(118)	(286)	—	—
Other comprehensive income-minimum pension liability				10	10

Comprehensive income					$238

Balance at December 31, 2003	$(6)	$448	$442	$(19)

See Notes to Financial Statements.

LYONDELL-CITGO REFINING LP

NOTES TO FINANCIAL STATEMENTS

1. The Partnership

LYONDELL-CITGO Refining LP (“LCR” or the “Partnership”) was formed on July 1, 1993 by subsidiaries of Lyondell Chemical Company (“Lyondell”) and CITGO Petroleum Corporation (“CITGO”) primarily in order to own and operate a refinery (“Refinery”) located on the Houston Ship Channel in Houston, Texas.

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

The Partners have agreed to allocate cash distributions based on an ownership interest that was determined by certain contributions instead of allocating such amounts based on their capital account balances. Based upon these contributions, Lyondell Partners and CITGO Partners had ownership interests of approximately 59% and 41%, respectively, as of December 31, 2003. Net income as shown on the statements of partners’ capital is made up of two components which are allocated to the partners on different bases: depreciation expense, which is allocated to each partner in proportion to contributed assets, and net income other than depreciation expense, which is allocated to each partner based on ownership interests.

2. Subsequent Event

At December 31, 2003, LCR had $450 million outstanding under an eighteen-month term bank loan facility and a $70 million working capital revolving credit facility (the “Facilities”), both of which expire in June 2004 (see Note 9). Management of LCR, Lyondell and CITGO are pursuing a refinancing of the Facilities and expect to complete the refinancing before the Facilities expire. On March 11, 2004, LCR entered into an agreement with a major financial institution to refinance the Facilities on a long-term basis, with interest of LIBOR plus 3%, but in no event more than LIBOR plus 8%, and with other terms substantially similar to the current Facilities. The closing of the new facility is subject to normal conditions of closing, as well as the maintenance of certain financial and operating ratios. Based on this agreement, the $450 million term bank loan amount has been classified in the balance sheet as long-term debt at December 31, 2003.

3. Summary of Significant Accounting Policies

Revenue Recognition – Revenue from product sales is recognized as risk and title to the product transfer to the customer, which usually occurs when shipment is made. Under the terms of a long-term product sales agreement, CITGO buys all of the gasoline, jet fuel, low sulfur diesel, heating oils, coke and sulfur produced at the Refinery, which represents over 70% of LCR revenues, at market-based prices.

Cash and Cash Equivalents—Cash equivalents consist of highly liquid debt instruments such as certificates of deposit, commercial paper and money market accounts. Cash equivalents include instruments with maturities of three months or less when acquired. Cash equivalents are stated at cost, which approximates fair value. The Partnership’s policy is to invest cash in conservative, highly rated instruments and to limit the amount of credit exposure to any one institution.

Accounts Receivable—The Partnership sells its products primarily to CITGO and to other industrial concerns in the petrochemical and refining industries. The Partnership performs ongoing credit evaluations of its customers’ financial condition and in certain circumstances, requires letters of credit from them. The Partnership’s allowance for doubtful accounts receivable, which is reflected in the Balance Sheets as a reduction of accounts receivable-trade, totaled $25,000 at both December 31, 2003 and 2002.

LYONDELL-CITGO REFINING LP

NOTES TO FINANCIAL STATEMENTS—(Continued)

Inventories—Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) method for substantially all inventories, except for materials and supplies, which are valued using the average cost method.

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

Turnaround Maintenance and Repair Costs—Costs of maintenance and repairs exceeding $5 million incurred in connection with turnarounds of major units at the Refinery are deferred and amortized using the straight-line method over the period until the next planned turnaround, generally 4 to 6 years. These costs are necessary to maintain, extend and improve the operating capacity and efficiency rates of the production units.

Identifiable Intangible Assets—Costs to purchase and to develop software for internal use are deferred and amortized on a straight-line basis over periods of 3 to 10 years. Other intangible assets are carried at amortized cost and primarily consist of deferred debt issuance costs. These assets are amortized using the straight-line method over their estimated useful lives or the term of the related agreement, if shorter.

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

Accounting and Reporting Changes—Effective January 1, 2003, LCR implemented Statement of Financial Accounting Standards (“SFAS”) No. 145, Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The primary impact of the statement on LCR is the classification of gains or losses that result from the early extinguishment of debt as an element of income before extraordinary items. Previously, such gains and losses were classified as extraordinary items. The Income Statement reflects these changes for all periods presented. LCR incurred losses on early extinguishment of debt of $1 million and $2 million for the years ended December 31, 2002 and 2001, respectively.

LYONDELL-CITGO REFINING LP

NOTES TO FINANCIAL STATEMENTS—(Continued)

Effective December 31, 2003, LCR adopted the disclosure requirements of SFAS No. 132 (Revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, issued by the Financial Accounting Standards Board (“FASB”) in December 2003, and requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information (see Note 12).

In January 2004, the FASB issued FASB Staff Position (“FSP”) FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003. The FSP permits a sponsor of retiree health benefit plan to make a one-time election to defer recognition of the effects of the new Medicare legislation in accounting for its plans under SFAS No. 106, Employers Accounting for Postretirement Benefits Other Than Pensions, or in making disclosures related to its plans required by SFAS No. 132 (Revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, until the FASB develops and issues authoritative guidance on accounting for subsidies provided by the Act. Such FASB guidance could require a change in currently reported information. LCR elected to make the one-time deferral and is currently evaluating the effect of FSP FAS 106-1.

Effective January 1, 2003, LCR adopted SFAS No. 143, Accounting for Asset Retirement Obligations, which address obligations associated with retirement of tangible long-lived assets, and SFAS No. 146, Accounting for Exit or Disposal Activities, which address the recognition, measurement and recording of costs associated with exit and disposal activities, including restructuring activities and facility closings. LCR’s adoption of the provisions of SFAS No. 143 and SFAS No. 146 had no material impact on its financial statements.

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”), primarily to clarify the required accounting for interests in variable interest entities (“VIEs”). This standard replaces FASB Financial Interpretation No. 46, Consolidation of Variable Interest Entities, that was issued in January 2003 to address certain situations in which a company should include in its financial statements the assets, liabilities and activities of another entity. LCR’s application of FIN 46R, has no material impact on its financial statements.

Reclassifications—Certain previously reported amounts have been reclassified to conform to classifications adopted in 2003.

4. Related Party Transactions

LCR is party to agreements with the following related parties:

•	CITGO

•	CITGO Partners

•	Equistar Chemicals, LP (“Equistar”), in which Lyondell holds a 70.5% interest

•	Lyondell

•	Lyondell Partners

•	PDVSA

•	PDVSA Oil

•	Petrozuata Financial, Inc.

•	TCP Petcoke Corporation

LCR buys a substantial portion of its crude oil supply at deemed product-based prices, adjusted for certain indexed items (see Note 13), from PDVSA Oil under the terms of a long-term crude oil supply agreement (“Crude Supply Agreement”).

LYONDELL-CITGO REFINING LP

NOTES TO FINANCIAL STATEMENTS—(Continued)

Under the terms of a long-term product sales agreement, CITGO buys all of the finished gasoline, jet fuel, low sulfur diesel, heating oils, coke and sulfur produced at the Refinery at market-based prices.

LCR is party to a number of raw materials, product sales and administrative service agreements with Lyondell, CITGO and Equistar. These include a hydrogen take-or-pay contract with Equistar (see Note 13). In addition, a processing agreement provides for the production of alkylate and methyl tertiary butyl ether for the Partnership at Equistar’s Channelview, Texas petrochemical complex.

Under the terms of a lubricant facility operating agreement, CITGO operates the lubricant blending and packing facility in Birmingport, Alabama while the Partnership retained ownership. During 2003, a decision was made to discontinue the lubes blending and packaging operations at the facility in Birmingport, Alabama and the facility was permanently shut down. Lubes blending and packaging operations are now conducted at CITGO or other locations. Under the terms of the lubricant sales agreements, CITGO buys paraffinic lubricants base oil, naphthenic lubricants, white mineral oils and specialty oils from the Partnership.

Related party transactions are summarized as follows:

	For the year ended December 31,
Millions of dollars	2003	2002	2001
LCR billed related parties for the following:
Sales of products:
CITGO	$3,010	$2,488	$2,309
Equistar	227	217	203
Lyondell	—	1	—
TCP Petcoke Corporation	33	17	40
Services and cost sharing arrangements:
Equistar	—	1	2
Lyondell	1	1	3

Related parties billed LCR for the following:
Purchase of products:
CITGO	201	78	80
Equistar	445	324	359
Lyondell	4	1	—
PDVSA	1,742	1,259	1,474
Petrozuata	—	22	—
Transportation charges:
CITGO	1	1	1
Equistar	4	3	3
PDVSA	—	3	3
Services and cost sharing arrangements:
CITGO	6	8	3
Equistar	21	17	19
Lyondell	2	3	3

See Note 9 for information regarding LCR master notes payable to Lyondell Partners and CITGO Partners.

LYONDELL-CITGO REFINING LP

NOTES TO FINANCIAL STATEMENTS—(Continued)

5. Supplemental Cash Flow Information

At December 31, 2003, 2002 and 2001, construction in progress included approximately $5 million, $6 million and $11 million, respectively, of non-cash additions which related to accounts payable accruals.

During 2003, 2002 and 2001, LCR paid interest of $20 million, $26 million and $38 million, respectively. No interest costs were capitalized in 2003, 2002 or 2001.

In June 2003, the Partners agreed to contribute part of the outstanding accrued interest payable to the respective Partners’ capital accounts based on their relative ownership interests of approximately 59% for Lyondell Partners and 41% for CITGO Partners. Accordingly, $10 million and $7 million of Lyondell Partners and CITGO Partners accrued interest, respectively, was reclassified to the respective Partners’ capital accounts.

6. Inventories

Inventories consisted of the following components at December 31:

Millions of dollars	2003	2002
Finished goods	$16	$29
Raw materials	69	51
Materials and supplies	13	13

Total inventories	$98	$93

In 2003 and 2002, all inventory, excluding materials and supplies, were valued using the LIFO method. The excess of replacement cost of inventories over the carrying value was approximately $163 million at December 31, 2003.

7. Other Assets

The components of other assets, at cost, and the related accumulated amortization were as follows at December 31:

	2003			2002
Millions of dollars	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intangible assets:
Turnaround costs	$58	$(27)	$31	$58	$(16)	$42
Software costs	38	(21)	17	38	(19)	19
Debt issuance costs	16	(11)	5	10	(1)	9
Catalyst costs	11	(6)	5	16	(12)	4
Other	2	—	2	3	—	3

Total intangible assets	$125	$(65)	60	$125	$(48)	77

Company-owned life insurance			5			5
Other			16			6

Total other assets			$81			$88

Scheduled amortization of these intangible assets for the next five years is estimated to be $20 million in 2004, $15 million in 2005, $12 million in 2006, $3 million in 2007 and $3 million in 2008.

Depreciation and amortization expense is summarized as follows:

	For the year ended December 31,
Millions of dollars	2003	2002	2001
Property, plant and equipment	$90	$89	$83
Turnaround costs	12	13	11
Software costs	5	5	6
Other	6	9	8

Total depreciation and amortization	$113	$116	$108

In addition, amortization of debt issuance costs of $11 million, $5 million and $8 million in 2003, 2002 and 2001, respectively, is included in interest expense in the Statements of Income.

8. Accrued Liabilities

Accrued liabilities consisted of the following components at December 31:

Millions of dollars	2003	2002
Payroll and benefits	$25	$22
Taxes other than income	25	23
Interest	2	3
Other	3	4

Total accrued liabilities	$55	$52

LYONDELL-CITGO REFINING LP

NOTES TO FINANCIAL STATEMENTS—(Continued)

9. Financing Arrangements

In December 2002, LCR completed a refinancing of its credit facilities with a new $450 million term bank loan facility and a $70 million working capital revolving credit facility that mature in June 2004. The December 2002 refinancing replaced an eighteen-month credit facility consisting of a $450 million term loan and a $70 million revolving credit facility with a group of banks, that would have expired in January 2003. The facilities are secured by substantially all of the assets of LCR. At December 31, 2003 and 2002, $450 million was outstanding under the bank term loan facility with weighted average interest rates of 4.1% and 4.5%, respectively. Interest for this facility was determined by base rates or eurodollar rates at the Partnership’s option. The $70 million working capital revolving credit facility is utilized for general business purposes and for letters of credit. At December 31, 2003, no amounts were outstanding under this facility. At December 31, 2003, LCR had outstanding letters of credit totaling $13 million.

Both facilities contain covenants that require LCR to maintain a minimum net worth and maintain certain financial ratios defined in the agreements. The facilities also contain other customary covenants which limit the Partnership’s ability to modify certain significant contracts, incur significant additional debt or liens, dispose of assets, make restricted payments as defined in the agreements or merge or consolidate with other entities. LCR was in compliance with all such covenants at December 31, 2003.

Also during the December 2002 refinancing, the Partners and LCR agreed to renew and extend a number of existing notes due to Lyondell Partners and CITGO Partners with master notes to each Partner. The master notes extended the due date from July 1, 2003 to December 7, 2004, and are subordinate to the two bank credit facilities. At December 31, 2003 and 2002, Lyondell Partners and CITGO Partners loans were $229 million and $35 million, respectively, and both loans had weighted-average interest rates of 2.2%, which were based on eurodollar rates. Interest to both Partners was paid at the end of each calendar quarter through June 30, 1999, but is now deferred in accordance with the restrictions included in the $450 million term bank loan facility. Subsequent to December 31, 2003, the due date of the master notes was extended to March 31, 2005. Accordingly, these amounts have been reflected as long-term liabilities in the Balance Sheet at December 31, 2003.

10. Lease Commitments

LCR leases crude oil storage facilities, computer equipment, office equipment and other items under noncancelable operating lease arrangements for varying periods. As of December 31, 2003, future minimum lease payments for the next five years and thereafter, relating to all noncancelable operating leases with terms in excess of one year were as follows:

Millions of dollars
2004	$73
2005	37
2006	34
2007	28
2008	18
Thereafter	104

Total minimum lease payments	$294

Operating lease net rental expenses for 2003, 2002 and 2001 were approximately $63 million, $34 million and $32 million, respectively.

LYONDELL-CITGO REFINING LP

NOTES TO FINANCIAL STATEMENTS—(Continued)

11. Financial Instruments

The fair value of all financial instruments included in current assets and current liabilities, including cash and cash equivalents, accounts receivable, and accounts payable, approximated their carrying value due to their short maturity. The fair value of long-term loans payable approximated their carrying value because of their variable interest rates.

12. Pension and Other Postretirement Benefits

LCR has defined benefit pension plans, which cover full-time regular employees . Retirement benefits are based on years of service and the employee’s highest three consecutive years of compensation during the last ten years of service. LCR funds the plans through periodic contributions to pension trust funds as required by applicable law. LCR also has one unfunded supplemental nonqualified retirement plan, which provides pension benefits for certain employees in excess of the tax-qualified plans’ limit. In addition, LCR sponsors unfunded postretirement benefit plans other than pensions, which provide medical and life insurance benefits. The postretirement medical plan is contributory, while the life insurance plan is noncontributory. The measurement date for LCR’s pension and other postretirement benefit plans is December 31, 2003.

LYONDELL-CITGO REFINING LP

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table provides a reconciliation of benefit obligations, plan assets and the funded status of the plans:

	Pension Benefits		Other Postretirement Benefits
Millions of dollars	2003	2002	2003	2002
Change in benefit obligation:
Benefit obligation, January 1	$124	$97	$35	$31
Service cost	6	6	1	1
Interest cost	7	8	2	2
Plan amendments	—	1	—	—
Actuarial (gain) loss	(3)	15	3	3
Benefits paid	(9)	(3)	(2)	(2)

Benefit obligation, December 31	125	124	39	35

Change in plan assets:
Fair value of plan assets, January 1	49	39
Actual return on plan assets	10	(5)
Partnership contributions	1	18
Benefits paid	(9)	(3)

Fair value of plan assets, December 31	51	49

Funded status	(74)	(75)	(39)	(35)
Unrecognized actuarial and investment loss	46	59	16	14
Unrecognized prior service cost (benefit)	2	3	(16)	(19)

Net amount recognized	$(26)	$(13)	$(39)	$(40)

Amounts recognized in the Balance Sheet consist of:
Accrued benefit liability	$(47)	$(45)	$(39)	$(40)
Intangible asset	2	3	—	—
Accumulated other comprehensive income	19	29	—	—

Net amount recognized	$(26)	$(13)	$(39)	$(40)

Additional information:
Accumulated benefit obligation for defined benefit plans, December 31	$98	$93
Increase (decrease) in minimum liability included in other comprehensive income	(10)	14

Pension plans with projected and accumulated benefit obligations and accumulated benefit obligations in excess of the fair value of assets are summarized as follows at December 31:

Millions of dollars	2003	2002
Projected benefit obligations	$125	$124
Accumulated benefit obligations	98	93
Fair value of assets	51	49

LYONDELL-CITGO REFINING LP

NOTES TO FINANCIAL STATEMENTS—(Continued)

Net periodic pension and other postretirement benefit costs included the following components:

	Pension Benefits			Other Postretirement Benefits
Millions of dollars	2003	2002	2001	2003	2002	2001
Components of net periodic benefit cost:
Service cost	$7	$6	$5	$1	$1	$1
Interest cost	7	8	6	2	2	2
Actual (gain) loss on plan assets	(10)	5	3	—	—	—
Less unrecognized gain (loss)	6	(9)	(7)	—	—	—

Recognized gain on plan assets	(4)	(4)	(4)	—	—	—
Amortization of prior service costs	—	—	—	(3)	(3)	(3)
Actuarial loss amortization	4	3	2	1	1	1

Net periodic benefit cost	$14	$13	$9	$1	$1	$1

The weighted-average assumptions used in determining net benefit liabilities were as follows at December 31:

	Pension Benefits		Other Post- retirement Benefits
	2003	2002	2003	2002
Discount rate	6.25%	6.50%	6.25%	6.50%
Rate of compensation increase	4.50%	4.50%	—	—

The weighted-average assumptions used in determining net periodic benefit cost were as follows:

	Pension Benefits			Other Postretirement Benefits
	2003	2002	2001	2003	2002	2001
Discount rate	6.50%	6.50%	7.00%	6.50%	6.50%	7.00%
Expected return on plan assets	8.00%	9.50%	9.50%	—	—	—
Rate of compensation increase	4.50%	4.50%	4.50%	—	—	—

Management’s goal is to manage pension investments over the long term to achieve optimal returns with an acceptable level of risk and volatility. Targeted assets allocations of 55% U.S. equity securities, 15% non-U.S. equity securities and 30% fixed income securities were adopted in 2003 for the plans based on recommendations by LCR’s independent pension investment advisor. Investment policies prohibit investments in securities issued by an affiliate, such as Lyondell, or investment in speculative, derivative instruments. The investments are marketable securities that provide sufficient liquidity to meet expected benefit obligation payments.

Prior to 2003, LCR’s expected long-term rate of return on plan assets of 9.5% had been based on the average level or earnings that its independent pension investment advisor had advised could be expected to be earned over time, using the expected returns for the above-noted asset allocations that had been recommended by the advisor, and had

LYONDELL-CITGO REFINING LP

NOTES TO FINANCIAL STATEMENTS—(Continued)

been adopted for the plans. Over the three-year period ended December 31, 2003, LCR’s actual return on plan assets was averaging 2% per year. In 2003, LCR reviewed its asset allocation and expected long-term rate of return assumptions and obtained an updated asset allocation study from the independent pension investment advisor, including updated expectations for long-term market earnings rates for various classes of investments. Based on this review, LCR reduced its expected long-term rate of return on plan assets to 8% and did not significantly change its plan asset allocations.

LCR’s pension plan weighted-average asset allocations by asset category were as follows at December 31:

Asset Category:	2003 Policy	2003	2002
U.S. equity securities	55%	53%	48%
Non-U.S. equity securities	15%	18%	20%
Fixed income securities	30%	29%	32%

Total	100%	100%	100%

LCR expects to contribute approximately $7 million to its pension plans in 2004.

As of December 31, 2003, future expected benefit payments, which reflect expected future service, as appropriate, were as follows:

Millions of dollars	Pension Benefits	Other Benefits
2004	$6	$2
2005	6	2
2006	8	2
2007	9	3
2008	10	3
2009 through 2013	78	15

Total	$117	$27

The assumed annual rate of increase in the per capita cost of covered health care benefits as of December 31, 2003 was 10% for 2004, 7% for 2005 through 2007 and 5% thereafter. The health care cost trend rate assumption does not have a significant effect on the amounts reported due to limits on LCR’s maximum contribution level to the medical plan. To illustrate, increasing or decreasing the assumed health care cost trend rates by one percentage point in each year would not change the accumulated postretirement benefit liability as of December 31, 2003 and would not have a material effect on the aggregate service and interest cost components of the net periodic postretirement benefit cost for the year then ended.

LCR also maintains voluntary defined contribution savings plans for eligible employees. Contributions to the plans by LCR were $5 million in each of the three years ended December 31, 2003.

LYONDELL-CITGO REFINING LP

NOTES TO FINANCIAL STATEMENTS—(Continued)

13. Commitments and Contingencies

Commitments—LCR has various purchase commitments for materials, supplies and services incident to the ordinary conduct of business, generally for quantities required for LCR’s business and at prevailing market prices. LCR is party to various unconditional purchase obligation contracts as a purchaser for products and services, principally take-or-pay contracts for hydrogen, electricity and steam. At December 31, 2003, future minimum payments under these contracts with noncancelable contract terms in excess of one year and fixed minimum payments were as follows:

Millions of dollars
2004	$50
2005	53
2006	48
2007	46
2008	46
Thereafter through 2021	385

Total minimum contract payments	$628

Total LCR purchases under these agreements were $107 million, $68 million and $94 million during 2003, 2002 and 2001, respectively. A substantial portion of the future minimum payments and purchases were related to a hydrogen take-or-pay agreement with Equistar (see Note 4).

Crude Supply Agreement—Under the Crude Supply Agreement (“CSA”), which will expire on December 31, 2017, PDVSA Oil is required to sell, and LCR is required to purchase 230,000 barrels per day of extra heavy Venezuelan crude oil, which constitutes approximately 86% of the Refinery’s refining capacity of 268,000 barrels per day of crude oil (see Note 4). Since April 1998, PDVSA Oil has, from time to time, declared itself in a force majeure situation and subsequently reduced deliveries of crude oil. Such reductions in deliveries were purportedly based on announced OPEC production cuts. At such times, PDVSA Oil informed LCR that the Venezuelan government, through the Ministry of Energy and Mines, had instructed that production of certain grades of crude oil be reduced. In certain circumstances, PDVSA Oil made payments under a different provision of the CSA in partial compensation for such reductions.

In January 2002, PDVSA Oil again declared itself in a force majeure situation and beginning in March 2002, reduced deliveries of crude oil to LCR. Although deliveries increased to contract levels of 230,000 barrels per day during the third quarter 2002, PDVSA Oil did not revoke its January 2002 force majeure declaration during 2002. A national work stoppage in Venezuela began in early December 2002 and disrupted deliveries of crude oil to LCR under the CSA. PDVSA Oil again declared a force majeure and reduced deliveries of crude oil to LCR. In March 2003, PDVSA Oil notified LCR that the force majeure had been lifted with respect to CSA crude oil.

LCR has consistently contested the validity of the reductions in deliveries by PDVSA Oil and PDVSA under the CSA. The parties have different interpretations of the provisions of the contracts concerning the delivery of crude oil. The contracts do not contain dispute resolution procedures and the parties have been unable to resolve their commercial dispute. As a result, in February 2002, LCR filed a lawsuit against PDVSA and PDVSA Oil in connection with the force majeure declarations, which LCR is continuing to litigate.

From time to time, Lyondell and PDVSA have had discussions covering both a restructuring of the CSA and a broader restructuring of the LCR partnership. LCR is unable to predict whether changes in either arrangement will occur. There are various possible outcomes associated with these matters. One possible outcome is that they will be settled through the ongoing negotiations of the parties involved, leading to agreements of mutual benefit. A negotiated settlement of these issues between the parties may or may not include monetary payments.

LYONDELL-CITGO REFINING LP

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

LCR estimates that it has a liability of approximately $1 million at December 31, 2003 related to future assessment and remediation costs. Lyondell has a contractual obligation to reimburse LCR for approximately half of this liability. Accordingly, LCR has reflected a current liability for the remaining portion of this liability that will not be reimbursed by Lyondell. In the opinion of management, there is currently no material estimable range of loss in excess of the amount recorded. However, it is possible that new information associated with this liability, new technology or future developments such as involvement in investigations by regulatory agencies, could require LCR to reassess its potential exposure related to environmental matters.

Clean Air Act—The eight-county Houston/Galveston region has been designated a severe non-attainment area for ozone by the U.S. Environmental Protection Agency (“EPA”). Emission reduction controls for nitrogen oxides (“NOx”) must be installed at the Refinery located in the Houston/Galveston region during the next several years. Revised rules adopted by the regulatory agencies changed the required NOx reduction levels from 90% to 80%. Under the revised 80% standard, LCR estimates that incremental capital expenditures would range between $50 million and $55 million. However, this estimate could be affected by increased costs for stricter proposed controls over highly reactive, volatile organic compounds (“HRVOC”). LCR is still assessing the impact of the proposed HRVOC revisions and there can be no guarantee as to the ultimate capital cost of implementing any final plan developed to ensure ozone attainment by the 2007 deadline. The timing and amount of these expenditures are also subject to regulatory and other uncertainties, as well as obtaining the necessary permits and approvals.

LYONDELL-CITGO REFINING LP

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Clean Air Act also specified certain emissions standards for vehicles, and in 1998, the EPA concluded that additional controls on gasoline and diesel fuel were necessary. New standards for gasoline were finalized in 1999 and will require refiners to produce a low sulfur gasoline by 2004, with final compliance by 2006. A new “on-road” diesel standard was adopted in January 2001 and will require refiners of on-road diesel fuel to produce 80% as ultra low sulfur diesel (“ULSD”) by June 2006 and 100% by the end of 2009, with less stringent standards for “off-road” diesel fuel. To date, the “off-road” diesel fuel standards have not been finalized. These gasoline and diesel fuel standards will result in increased capital investment for LCR.

In 2003, LCR developed alternative approaches to complying with the low sulfur gasoline standard and the new diesel fuel standard that will lead to an approximate $300 million reduction in overall estimated capital expenditures for these projects. As a result, LCR recognized impairment of value of $25 million of project costs incurred to date. The revised estimated spending for these projects, excluding the $25 million charge, totaled between $165 million and $205 million. LCR significantly reduced the estimated costs for implementing the new diesel standards as a result of its ability to retrofit current production units. The revised estimated costs for implementing the new diesel standards also reflects LCR’s implementation strategy for producing and marketing ULSD and “off-road” diesel. LCR has spent approximately $23 million, excluding the $25 million charge, as of December 31, 2003 for both the gasoline and diesel fuel standard projects. In addition, these standards could result in higher operating costs for LCR.

General – LCR is involved in various lawsuits and proceedings. Subject to the uncertainty inherent in all litigation, management believes the resolution of these proceedings will not have a material adverse effect on the financial position, liquidity or results of operations of LCR.

In the opinion of management, any liability arising from the matters discussed in this note is not expected to have a material adverse effect on the financial position or liquidity of LCR. However, the adverse resolution in any reporting period of one or more of these matters discussed in this note could have a material impact on LCR’s results of operations for that period which may be mitigated by contribution or indemnification obligations of others, or by any insurance coverage that may be available.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Lyondell performed an evaluation, under the supervision and with the participation of its management, including the President and Chief Executive Officer (principal executive officer) and Senior Vice President and Chief Financial Officer (principal financial officer), of the effectiveness of Lyondell’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2003. Based upon that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that Lyondell’s disclosure controls and procedures are effective.

There were no changes in Lyondell’s internal control over financial reporting that occurred during Lyondell’s last fiscal quarter (the fourth quarter of 2003) that have materially affected, or are reasonably likely to materially affect, Lyondell’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information appearing under the headings “Election of Directors,” “Corporate Governance—Independence and Audit Committee Financial Expert Determinations,” “Corporate Governance—Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” of Lyondell’s proxy statement relating to its 2004 Annual Meeting of Shareholders (the “2004 Proxy Statement”) is incorporated herein by reference.

Lyondell has adopted a “code of ethics,” as defined in Item 406(b) of Regulation S-K. Lyondell’s code of ethics, known as its Business Ethics and Conduct Policy, applies to all members of the Board of Directors and to all officers and employees of Lyondell, including its principal executive officer, principal financial officer, principal accounting officer and controller. Lyondell has posted its Business Ethics and Conduct Policy on its website, www.lyondell.com. In addition, Lyondell intends to satisfy the disclosure requirements of Item 10 of Form 8-K regarding any amendment to, or waiver from, a provision of the Business Ethics and Conduct Policy that applies to Lyondell’s principal executive officer, principal financial officer, principal accounting officer or controller and relates to any element of the definition of code of ethics set forth in Item 406(b) of Regulation S-K by posting such information on its website, www.lyondell.com.

Item 11. Executive Compensation

The information appearing in Lyondell’s 2004 Proxy Statement under the headings “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Certain Relationships and Related Transactions” and “Compensation of Directors” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information appearing in Lyondell’s 2004 Proxy Statement under the headings “Principal Shareholders” and “Security Ownership of Management” is incorporated herein by reference.

The following table provides information about Lyondell’s common stock that may be issued pursuant to Lyondell’s equity compensation plans as of December 31, 2003.

Plan Category	(1) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(2) Weighted average exercise price of outstanding options, warrants and rights		(3) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))
Equity compensation plans approved by security holders (a)	11,746,330	(b)	$14.74	(b)	2,014,005	(c)

Equity compensation plans not approved by security holders (d)	120,000		14.32		—

Total	11,866,330		$14.74		2,014,005

(a)	These plans consist of the Lyondell Petrochemical Company Executive Long-Term Incentive Plan, the Restricted Stock Plan of Lyondell Petrochemical Company, the Lyondell Chemical Company 1999 Long Term Incentive Plan and the Lyondell Chemical Company Restricted Stock Plan for Non-Employee Directors. The table does not reflect the warrants to purchase five million shares of Lyondell’s original common stock issued by Lyondell to Occidental Chemical Holding Corporation in connection with Lyondell’s August 2002 purchase of Occidental’s interest in Equistar.
(b)	The Lyondell Chemical Company 1999 Long Term Incentive Plan (the “Long Term Incentive Plan”) provides for awards of performance shares, which allow employees to earn a target number of shares of Lyondell’s original common stock (or a cash amount equal to the value of those shares) based on Lyondell’s cumulative total shareholder return relative to a chemical industry peer group. The actual number of shares or equivalent cash amount earned may vary from the target amount based on Lyondell’s cumulative total shareholder return, measured over the course of the performance cycle. Performance share awards may be paid in original common stock, cash or a combination thereof, at the discretion of Lyondell’s Compensation Committee. The Compensation Committee currently does not intend to pay performance share awards in original common stock, but reserves the right to do so. Accordingly the number of securities shown does not include 2,948,497 “target” performance shares outstanding as of December 31, 2003 under the Long Term Incentive Plan, which could payout in an amount up to two times the “target” amount pursuant to the Long Term Incentive Plan and the award agreements, and the weighted average exercise price does not take these performance share awards into account.
(c)	The Long Term Incentive Plan limits the number of shares available for grant under the plan to the lesser of 14 million shares or 12% of the number of shares of Original Common Stock outstanding at the time of granting the award. The 14 million share limit currently is less than 12% of the number of shares of original common stock outstanding. The amount shown reflects the 1,978,846 shares remaining available for grant as of December 31, 2003 out of the 14 million share limit contained in the Long Term Incentive Plan. Pursuant to the terms of the Long Term Incentive Plan, the 1,978,846 shares available for grant under the Long Term Incentive Plan as of December 31, 2003 may be granted pursuant to awards of stock options, performance shares or restricted stock, as permitted by the Long Term Incentive Plan. The amount shown also reflects, as of December 31, 2003, 14,329 shares available for grant pursuant to awards of restricted stock under the Restricted Stock Plan of Lyondell Petrochemical Company and 20,830 shares available for grant pursuant to awards of restricted stock under the Lyondell Chemical Company Restricted Stock Plan for Non-Employee Directors.
(d)	The only equity compensation plan that has not been approved by shareholders is the Stock Option Plan for Non-Employee Directors. The plan was adopted as of February 1, 2000. Effective as of January 1, 2003, the Board of Directors terminated the plan, except with respect to then-outstanding option grants. No additional stock options may be awarded under the plan. The plan authorized the granting to non-employee directors of non-qualified stock options only, and all shares delivered upon the exercise of options granted under the plan must be treasury shares. All options granted under the plan have 10 year terms. The exercise price of all options granted under the plan is not less than the fair market value of the underlying original common stock on the date of grant, and the plan prohibits the repricing of options. As a result of Lyondell’s August 2002 sale of shares of Series B common stock to Occidental Chemical Holding Corporation, all stock options granted under the plan during 2000 and 2001 vested in August 2002.

Item 13. Certain Relationships and Related Transactions

The information appearing in Lyondell’s 2004 Proxy Statement under the headings “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions” is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information appearing in Lyondell’s 2004 Proxy Statement under the heading “Principal Accountant Fees and Services” is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following exhibits are filed as a part of this report:

3.1	Amended and Restated Certificate of Incorporation of the Registrant (28)

3.2	Amended and Restated By-Laws of the Registrant (24)

4.1	Indenture dated as of March 10, 1992, as supplemented by a First Supplemental Indenture dated as of March 10, 1992, between the Registrant and Continental Bank, National Association, Trustee (3)

4.1(a)	Second Supplemental Indenture dated as of December 1, 1997 among the Registrant, Equistar Chemicals, LP and First Trust National Association (12)

4.1(b)	Third Supplemental Indenture dated as of November 3, 2000 among the Registrant, Equistar Chemicals, LP and U.S. Bank Trust, National Association (19)

4.1(c)	Fourth Supplemental Indenture dated as of November 17, 2000 among the Registrant, Equistar Chemicals, LP and U.S. Bank Trust, National Association (19)

4.2	Indenture dated as of January 29, 1996, as supplemented by a First Supplemental Indenture dated as of February 15, 1996, between the Registrant and Texas Commerce Bank, as Trustee (9)

4.2(a)	Second Supplemental Indenture dated as of December 1, 1997 among the Registrant, Equistar Chemicals, LP and Texas Commerce Bank National Association (12)

4.2(b)	Third Supplemental Indenture dated as of November 3, 2000 among the Registrant, Equistar Chemicals, LP and The Chase Manhattan Bank (19)

4.2(c)	Fourth Supplemental Indenture dated as of November 17, 2000 among the Registrant, Equistar Chemicals, LP and The Chase Manhattan Bank (19)

4.3	Specimen common stock certificate (1)

4.4	$70,000,000 Revolving Credit Agreement dated as of December 10, 2002 among LCR, the lenders from time to time parties thereto, and Credit Suisse First Boston, as Issuer and Administrative Agent and Bank of America, N.A., as Issuer (31)

4.4(a)	Amendment dated as of April 30, 2003 to $70,000,000 Revolving Credit Agreement dated as of December 10, 2002 among LCR, the lenders from time to time parties thereto, and Credit Suisse First Boston, as Issuer and Administrative Agent and Bank of America, N.A., as Issuer (32)

4.5	$450,000,000 Credit Agreement dated as of December 10, 2002 among LCR, the lenders from time to time parties thereto, and Credit Suisse First Boston, as Administrative Agent (31)

4.5(a)	Amendment dated as of April 30, 2003 to $450,000,000 Credit Agreement dated as of December 10, 2002 among LCR, the lenders from time to time parties thereto, and Credit Suisse First Boston, as Administrative Agent (32)

4.6	Rights Agreement dated as of December 8, 1995 between the Registrant and the Bank of New York, as Rights Agent (8)

4.6(a)	Amendment to Rights Agreement dated August 22, 2002 (29)

4.6(b)	Amendment to Rights Agreement dated January 1, 2003 (31)

4.7	Credit Agreement dated as of December 17, 2003 among Equistar Chemicals, LP, the subsidiaries of Equistar Chemicals, LP party thereto, the lenders party thereto and Bank One, NA, Credit Suisse First Boston and JP Morgan Chase Bank as Co-Documentation Agents, Bank of America, N.A. and Citicorp USA, Inc. as Co-Collateral Agents, and Citicorp USA, Inc. as Administrative Agent

4.8	Amended and Restated Credit Agreement dated as of June 27, 2002 among the Registrant, the lenders party thereto, JPMorgan Chase Bank, as Administrative Agent, Bank of America, N. A. and Citibank, N. A., as Co-Syndication Agents and Societe Generale and UBS Warburg LLC, as Co-Documentation Agents (26)

4.8(a)	Amendment No. 1 dated as of March 7, 2003 to the Amended and Restated Credit Agreement dated as of June 27, 2002 among the Registrant, the lenders party thereto, JPMorgan Chase Bank, as Administrative Agent, Bank of America, N. A. and Citibank, N. A., as Co-Syndication Agents and Societe Generale and UBS Warburg LLC, as Co-Documentation Agents (31)

4.8(b)	Amendment No. 2 dated as of May 13, 2003 to the Amended and Restated Credit Agreement dated as of June 27, 2002 among the Registrant, the lenders party thereto, JPMorgan Chase Bank, as Administrative Agent, Bank of America, N. A. and Citibank, N. A., as Co-Syndication Agents and Societe Generale and UBS Warburg LLC, as Co-Documentation Agents (33)

4.8(c)	Amendment No. 3 dated as of February 27, 2003 to the Amended and Restated Credit Agreement dated as of June 27, 2002 among the Registrant, the lenders party thereto, JPMorgan Chase Bank, as Administrative Agent, Bank of America, N.A. and Cititbank, N.A., as Co-Syndication Agents, and Societe Generale and UBS Warburg LLC, as Co-Documentation Agents

4.9	Indenture dated as of January 15, 1999, as supplemented by a First Supplemental Indenture between Equistar Chemicals, LP and The Bank of New York (14)

4.9(a)	Second Supplemental Indenture dated October 4, 1999 among Equistar Chemicals, LP, Equistar Funding Corporation and The Bank of New York (17)

4.10	Indenture dated as of June 15, 1988 between ARCO Chemical Company and Bank of New York, as Trustee (14)

4.10(a)	First Supplemental Indenture dated as of January 5, 2000 between the Registrant and Bank of New York, as Trustee (17)

4.10(b)	Form of 9 3/8% Debenture Due 2005 issuable under the Indenture referred to in Exhibit 4.10 (14)

4.10(c)	Form of 9.80% Debenture Due 2020 issuable under the Indenture referred to in Exhibit 4.10 (14)

4.10(d)	Form of 10.25% Debenture Due 2010 issuable under the Indenture referred to in Exhibit 4.10 (14)

4.11	Indenture among the Registrant, the Subsidiary Guarantors party thereto and The Bank of New York, as Trustee, dated as of May 17, 1999, for 9 5/8% Senior Secured Notes, Series A, due 2007 (16)

4.11(a)	Supplemental Indenture dated as of July 3, 2002 among the Registrant, the Subsidiary Guarantors party thereto and The Bank of New York, as Trustee (26)

4.12	Indenture dated as of May 17, 1999 among the Registrant, the Subsidiary Guarantors party thereto and The Bank of New York, as Trustee, for 9 7/8% Senior Secured Notes, Series B, due 2007 (16)

4.12(a)	Supplemental Indenture dated as of July 3, 2002 among the Registrant, the Subsidiary Guarantors party thereto and The Bank of New York, as Trustee (26)

4.13	Indenture dated as of May 17, 1999 among the Registrant, the Subsidiary Guarantors party thereto and The Bank of New York, as Trustee, for 10 7/8% Senior Subordinated Notes due 2009 (16)

4.13(a)	Supplemental Indenture dated as of July 3, 2002 among the Registrant, the Subsidiary Guarantors party thereto and The Bank of New York, as Trustee (26)

4.14	Indenture dated as of August 24, 2001 among Equistar Chemicals, LP, Equistar Funding Corporation and The Bank of New York, as Trustee (22)

4.14(a)	Form of Note dated as of August 24, 2001 (attached as Exhibit A to the Indenture filed herewith as Exhibit 4.14) (22)

4.15	Indenture among the Registrant, the Subsidiary Guarantors party thereto and The Bank of New York as Trustee dated as of December 4, 2001 (23)

4.15(a)	Form of Note dated as of December 4, 2001 (attached as Exhibit A to the Indenture filed herewith as Exhibit 4.15) (23)

4.15(b)	First Supplemental Indenture dated as of July 3, 2002 among the Registrant, the Subsidiary Guarantors party thereto and The Bank of New York, as Trustee (26)

4.16	Indenture among Lyondell Chemical Company, the Subsidiary Guarantors party thereto and the Bank of New York, as Trustee, dated as of July 2, 2002 (26)

4.16(a)	Form of Note dated as of July 2, 2002 (attached as Exhibit A to the Indenture filed herewith as Exhibit 4.16) (26)

4.17	Warrant exercisable for the purchase of Lyondell common stock issued August 22, 2002 to Occidental Chemical Holding Corporation (29)

4.18	Stockholders Agreement dated August 22, 2002 among the Registrant and certain Stockholders (29)

4.18(a)	First Amendment to Stockholders Agreement dated October 7, 2003 (36)

4.19	Registration Rights Agreement dated August 22, 2002 between the Registrant and Occidental Chemical Holding Corporation (29)

4.20	Indenture among the Registrant, the Subsidiary Guarantors party thereto and The Bank of New York, as Trustee, dated as of May 20, 2003 (35)

4.20(a)	Form of Note (attached as Exhibit A to the Indenture filed herewith as Exhibit 4.20) (35)

4.21	Indenture dated as of April 22, 2003 among Equistar Chemicals, LP, Equistar Funding Corporation and The Bank of New York, as Trustee (32)

4.21(a)	Form of Note dated as of April 22, 2003 (attached as Exhibit A to the Indenture filed herewith as Exhibit 4.21) (32)

4.21(b)	First Supplemental Indenture dated as of November 21, 2003 among Equistar Chemicals, LP, Equistar Funding Corporation and The Bank of New York, as Trustee, to the Indenture dated as of April 22, 2003

4.22	Security Agreement dated as of December 17, 2003 among Equistar Chemicals, LP, the other borrowers and guarantors party thereto, and Citicorp USA, Inc. as Administrative Agent

4.23	Receivables Purchase Agreement dated as of December 17, 2003 among Equistar Receivables II, LLC as the seller, Equistar Chemicals, LP as the servicer, the banks and other financial institutions party thereto as purchasers, Bank One, NA, Credit Suisse First Boston and JP Morgan Chase Bank as Co-Documentation Agents, Citicorp USA, Inc. and Bank of America, N.A. as Co-Asset Agents, Citicorp USA, Inc., as Administrative Agent, and Citigroup Global Markets Inc. and Banc of America Securities LLC as Joint Lead Arrangers and Joint Bookrunners

4.24	Undertaking Agreement dated as of December 17, 2003 by Equistar Chemicals, LP

The Company is a party to several debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Registration S-K, the Company agrees to furnish a copy of such instruments to the Commission upon request.

EXECUTIVE OFFICER AND DIRECTOR COMPENSATION:

10.1		Amended and Restated Executive Supplementary Savings Plan (24)

10.2		Amended and Restated Executive Long-Term Incentive Plan (2)

10.3		Amended and Restated Supplementary Executive Retirement Plan (24)

10.4		Executive Medical Plan (10)

10.4	(a)	Amendment No. 1 to the Executive Medical Plan (10)

10.4(b)	Amendment No. 2 to the Executive Medical Plan (10)

10.5	Amended and Restated Executive Deferral Plan (24)

10.6	Executive Long-Term Disability Plan (3)

10.6(a)	Amendment No. 1 to the Executive Long-Term Disability Plan (10)

10.7	Amended and Restated Executive Life Insurance Plan (24)

10.8	Amended and Restated Supplemental Executive Benefit Plans Trust Agreement

10.9	Restricted Stock Plan (5)

10.9(a)	Amendment No. 1 to the Restricted Stock Plan (7)

10.9(b)	Amendment No. 2 to the Restricted Stock Plan (12)

10.10	Form of Registrant’s Indemnity Agreement with Officers and Directors (31)

10.11	Amended and Restated Elective Deferral Plan for Non-Employee Directors (31)

10.12	Amended and Restated Retirement Plan for Non-Employee Directors (24)

10.12(a)	Amendment No. 1 to Amended and Restated Retirement Plan for Non-Employee Directors (31)

10.13	Amended and Restated Restricted Stock Plan for Non-Employee Directors (34)

10.14	Amended and Restated Non-Employee Directors Benefit Plans Trust Agreement

10.15	Stock Option Plan for Non-Employee Directors (24)

10.16	Amended and Restated 1999 Long-Term Incentive Plan (25)

10.17	Amended and Restated Lyondell Chemical Company Executive Severance Pay Plan (24)

OTHER MATERIAL CONTRACTS:

10.18	Limited Partnership Agreement of LCR, dated December 31, 1998 (14)

10.19	Contribution Agreement between the Registrant and LYONDELL-CITGO Refining Company Ltd. (4)

10.20	Crude Oil Supply Agreement between LYONDELL-CITGO Refining Company Ltd. and Lagoven, S.A. (4)

10.21	Asset Purchase Agreement dated April 13, 1995 between the Registrant and Occidental Chemical Company (6)

10.22	Amended and Restated Limited Partnership Agreement of Equistar Chemicals, LP, dated as of November 6, 2002 (30)

10.23	Asset Contribution Agreement among the Registrant, Lyondell Petrochemical L.P. Inc. and Equistar Chemicals, LP (11)

10.23(a)	First Amendment to Asset Contribution Agreement, dated as of May 15, 1998, among the Registrant, Lyondell Petrochemical L.P. Inc. and Equistar Chemicals, LP (14)

10.23(b)	Second Amendment to Lyondell Asset Contribution Agreement, dated as of September 30, 2001, among the Registrant, Lyondell Petrochemical LP Inc. and Equistar (22)

10.24	Asset Contribution Agreement among Millennium Petrochemicals Inc., Millennium LP and Equistar Chemicals, LP (11)

10.24(a)	First Amendment to Asset Contribution Agreement, dated as of May 15, 1998, among Millennium Petrochemicals Inc., Millennium LP and Equistar Chemicals, LP (14)

10.24(b)	Second Amendment to Millennium Asset Contribution Agreement, dated as of September 30, 2001, among Millennium Petrochemicals Inc., Millennium Petrochemicals LP LLC and Equistar Chemicals, LP (22)

10.25	Amended and Restated Parent Agreement dated as of November 6, 2002 (30)

10.26	Agreement and Plan of Merger and Asset Contribution dated May 15, 1998 among Occidental Petrochem Partner 1, Inc., Occidental Petrochem Partner 2, Inc., Oxy Petrochemicals, PDG Chemical and Equistar Chemicals, LP (13)

10.26(a)	First Amendment to Occidental Asset Contribution Agreement, dated as of September 30, 2001, among Occidental Petrochem Partner 1, Inc., Occidental Petrochem Partner 2, Inc., PDG Chemical Inc., Occidental Petrochem Partner GP, Inc. and Equistar Chemicals, LP (22)

10.27	Amended and Restated Master Transaction Agreement dated as of March 31, 2000 among the Registrant, Bayer AG and Bayer Corporation (18)

10.27(a)	First Amendment to Amended and Restated Master Transaction Agreement, dated as of December 18, 2000 (19)

10.28	Amended and Restated Master Asset and Stock Purchase Agreement dated as of March 31, 2000 among the Registrant, the entities set forth on Schedule 1 thereto, Bayer AG and Bayer Corporation (18)

10.29	Amended and Restated Limited Partnership Agreement of PO JV, LP dated as of March 31, 2000 (18)

10.29(a)	First Amendment to the Amended and Restated Limited Partnership Agreement of PO JV, LP (25)

10.30	Limited Partnership Interest Purchase and Sale Agreement dated as of March 31, 2000 among Lyondell SAT, INC., Lyondell POTechLP, Inc., BAYPO I LLC, BAYPO II LLC and BIPPO Corporation (18)

10.31	General Partnership Agreement dated December 18, 2000 between Bayer Polyurethanes B.V. and Lyondell PO-11 C.V. (19)

10.32	Parent Agreement dated December 18, 2000 between the Registrant and Bayer AG (19)

10.33	Securities Purchase Agreement dated as of July 8, 2002 between the Registrant and Occidental Chemical Holding Corporation (27)

10.34	Occidental Partner Sub Purchase Agreement dated as of July 8, 2002 among the Registrant, Occidental Chemical Holding Corporation, Oxy CH Corporation, and Occidental Chemical Corporation (27)

12	Statement Setting Forth Detail for Computation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of the Registrant

23	Consent of PricewaterhouseCoopers LLP

24	Powers of Attorney

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Principal Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-25407) and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K Report for the year ended December 31, 1990 and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K Report for the year ended December 31, 1992 and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of July 1, 1993 and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of May 1, 1995 and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated December 8, 1995 and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-3 dated as of January 31, 1996 and incorporated herein by reference.
(10)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.
(11)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of October 17, 1997 and incorporated herein by reference.
(12)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.
(13)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of May 15, 1998 and incorporated herein by reference.
(14)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.
(15)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated April 19, 1999 and incorporated herein by reference.
(16)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (No. 333-81831) and incorporated herein by reference.

(17)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.
(18)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of April 14, 2000 and incorporated herein by reference.
(19)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
(20)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.
(21)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.
(22)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.
(23)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (No. 333-76536-01) and incorporated herein by reference.
(24)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.
(25)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.
(26)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.
(27)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of July 8, 2002 and incorporated herein by reference.
(28)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of August 21, 2002 and incorporated herein by reference.
(29)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of August 22, 2002 and incorporated herein by reference.
(30)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.
(31)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.
(32)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.
(33)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.
(34)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333-105004) and incorporated herein by reference.
(35)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (No. 333-106954) and incorporated herein by reference.
(36)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of October 7, 2003 and incorporated herein by reference.

Copies of exhibits will be furnished upon prepayment of 25 cents per page.

Requests should be addressed to the Secretary.

(b)	Consolidated Financial Statements and Financial Statement Schedules

(1)	Consolidated Financial Statements

Consolidated Financial Statements filed as part of this Annual Report on Form 10-K are listed in the Index to Financial Statements on page 69.

(2)	Financial Statement Schedules

Financial statement schedules are omitted because they are not applicable or the required information is contained in the Financial Statements or notes thereto.

(c)	Reports on Form 8-K

The following Current Reports on Form 8-K were filed or furnished during the quarter ended December 31, 2003 and through the date hereof:

Date of Report	Item Nos.	Financial Statements
October 7, 2003	9 and 12	No
October 7, 2003	5 and 7	No
October 23, 2003	12	No
November 17, 2003	9	No
January 16, 2004	5	No
January 29, 2004	12	No

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LYONDELL CHEMICAL COMPANY

Date: March 11, 2004	By:	/s/ DAN F. SMITH
Dan F. Smith President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 11, 2004.

Signature	Title

/s/ WILLIAM T. BUTLER* (William T. Butler)	Chairman of the Board

/s/ DAN F. SMITH (Dan F. Smith, Principal Executive Officer)	President, Chief Executive Officer and Director

/s/ CAROL A. ANDERSON* (Carol A. Anderson)	Director

/s/ STEPHEN I. CHAZEN* (Stephen I. Chazen)	Director

/s/ TRAVIS ENGEN* (Travis Engen)	Director

/s/ STEPHEN F. HINCHLIFFE, JR.* (Stephen F. Hinchliffe, Jr.)	Director

/s/ DANNY W. HUFF* (Danny W. Huff)	Director

/s/ RAY R. IRANI* (Ray R. Irani)	Director

/s/ DAVID J. LESAR* (David J. Lesar)	Director

/s/ DUDLEY C. MECUM* (Dudley C. Mecum)	Director

/s/ WILLIAM R. SPIVEY* (William R. Spivey)	Director

/s/ T. KEVIN DENICOLA (T. Kevin DeNicola, Principal Financial Officer)	Senior Vice President and Chief Financial Officer

/s/ CHARLES L. HALL (Charles L. Hall, Principal Accounting Officer)	Vice President and Controller

*By:	/s/ KERRY A. GALVIN
(Kerry A. Galvin, as Attorney-in-fact)