Form 10-Q
period 2004-03-31
LYONDELL CHEMICAL CO
filed 2004-05-07
CIK 842635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Number of shares of common stock outstanding as of March 31, 2004: 177,891,819

(includes common stock, $1.00 par value, and Series B common stock, $1.00 par value)

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LYONDELL CHEMICAL COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended March 31,
Millions of dollars, except per share data	2004	2003
Sales and other operating revenues	$1,105	$989

Cost of sales	1,029	956
Selling, general and administrative expenses	45	42
Research and development expenses	8	9

	1,082	1,007

Operating income (loss)	23	(18)
Interest expense	(111)	(100)
Interest income	2	17
Other income (expense), net	(1)	16

Loss before equity investments and income taxes	(87)	(85)

Income (loss) from equity investments:
Equistar Chemicals, LP	6	(100)
LYONDELL-CITGO Refining LP	56	19
Other	1	(2)

	63	(83)

Loss before income taxes	(24)	(168)

Benefit from income taxes	(9)	(55)

Net loss	$(15)	$(113)

Basic and diluted loss per share	$(0.08)	$(0.70)

See Notes to the Consolidated Financial Statements.

LYONDELL CHEMICAL COMPANY

CONSOLIDATED BALANCE SHEETS

Millions, except shares and par value data	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$471	$438
Accounts receivable:
Trade, net	401	365
Related parties	66	84
Inventories	334	347
Prepaid expenses and other current assets	84	82
Deferred tax assets	43	43

Total current assets	1,399	1,359
Property, plant and equipment, net	2,566	2,640
Investments and long-term receivables:
Investment in Equistar Chemicals, LP	969	965
Investment in PO joint ventures	840	866
Investment in and receivable from LYONDELL-CITGO Refining LP	234	232
Other investments and long-term receivables	86	85
Goodwill	1,080	1,080
Other assets, net	390	406

Total assets	$7,564	$7,633

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	$282	$284
Related parties	134	147
Accrued liabilities	326	268

Total current liabilities	742	699
Long-term debt	4,151	4,151
Other liabilities	688	680
Deferred income taxes	768	792
Commitments and contingencies
Minority interest	134	155
Stockholders’ equity:
Common stock, $1.00 par value, 340,000,000 shares authorized, 142,330,000 shares issued	142	142
Series B common stock, $1.00 par value, 80,000,000 shares authorized, 37,347,341 and 36,823,421 shares issued, respectively	37	37
Additional paid-in capital	1,580	1,571
Retained deficit	(536)	(474)
Accumulated other comprehensive loss	(92)	(54)
Treasury stock, at cost, 1,785,522 and 2,360,834 shares, respectively	(50)	(66)

Total stockholders’ equity	1,081	1,156

Total liabilities and stockholders’ equity	$7,564	$7,633

See Notes to the Consolidated Financial Statements.

LYONDELL CHEMICAL COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
Millions of dollars	2004	2003
Cash flows from operating activities:
Net loss	$(15)	$(113)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	63	57
(Income) losses from equity investments	(6)	102
Deferred income taxes	(10)	(54)
Gain on sale of equity interest	—	(18)
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(26)	(48)
Inventories	11	(5)
Accounts payable	(6)	36
Accrued interest	78	67
Income taxes refundable, net of payable	1	34
Other assets and liabilities, net	(22)	(12)

Net cash provided by operating activities	68	46

Cash flows from investing activities:
Expenditures for property, plant and equipment	(11)	(9)
Distributions from affiliates in excess of earnings	18	71
Contributions and advances to affiliates	(13)	(51)
Proceeds from sale of equity interest	—	28
Purchase of other short-term investments	—	(9)

Net cash (used in) provided by investing activities	(6)	30

Cash flows from financing activities:
Dividends paid	(31)	(28)
Other	3	(3)

Net cash used in financing activities	(28)	(31)

Effect of exchange rate changes on cash	(1)	—

Increase in cash and cash equivalents	33	45
Cash and cash equivalents at beginning of period	438	286

Cash and cash equivalents at end of period	$471	$331

See Notes to the Consolidated Financial Statements.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Preparation

The accompanying consolidated financial statements are unaudited and have been prepared from the books and records of Lyondell Chemical Company (“Lyondell”) in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2003 included in the Lyondell 2003 Annual Report on Form 10-K.

2. Employee Stock Options

In the first quarter 2003, Lyondell adopted the “fair value” method of accounting for employee stock options, the preferred method as defined by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. Lyondell is using the prospective transition method, one of three alternatives under SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, for a voluntary change to the fair value method. Under the prospective transition method, an estimate of the fair value of options granted to employees during 2003 and thereafter is charged to earnings over the related vesting periods. This change resulted in an after-tax charge of approximately $1 million for each of the three-month periods ended March 31, 2004 and 2003.

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

	For the three months ended March 31,
Millions of dollars, except per share data	2004	2003
Reported net loss	$(15)	$(113)
Add stock-based compensation expense included in net loss, net of tax	1	1
Deduct stock-based compensation expense using fair value method for all awards, net of tax	(1)	(2)

Pro forma net loss	$(15)	$(114)

Basic and diluted loss per share:
Reported	$(0.08)	$(0.70)
Pro forma	$(0.09)	$(0.71)

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Equity Interest in Equistar Chemicals, LP

Lyondell’s operations in the petrochemicals and polymers segments are conducted through its joint venture ownership interest in Equistar Chemicals, LP (“Equistar”). Lyondell has a 70.5% interest in Equistar, while Millennium Chemicals Inc. (“Millennium”) has a 29.5% interest. Because the partners jointly control certain key management decisions, including approval of the strategic plan, capital expenditures and annual budget, issuance of additional debt and the appointment of executive management of the partnership, Lyondell accounts for its investment in Equistar using the equity method of accounting. As a partnership, Equistar is not subject to federal income taxes.

As described in Note 13, the partners have agreed to a transaction under which, if completed, Equistar, as well as Millennium, will become wholly owned consolidated subsidiaries of Lyondell.

Summarized financial information for Equistar follows:

Millions of dollars	March 31, 2004	December 31, 2003
BALANCE SHEETS
Total current assets	$1,225	$1,261
Property, plant and equipment, net	3,293	3,334
Investments and other assets, net	448	433

Total assets	$4,966	$5,028

Current maturities of long-term debt	$1	$—
Other current liabilities	687	754
Long-term debt	2,313	2,314
Other liabilities and deferred revenues	361	359
Partners’ capital	1,604	1,601

Total liabilities and partners’ capital	$4,966	$5,028

	For the three months ended March 31,
	2004	2003
STATEMENTS OF INCOME
Sales and other operating revenues	$1,962	$1,641
Cost of sales	1,857	1,676
Selling, general and administrative expenses	41	40
Research and development expenses	7	9
(Gain) loss on asset dispositions	(4)	12

Operating income (loss)	61	(96)
Interest expense, net	(55)	(49)
Other (expense), net	(1)	(1)

Net income (loss)	$5	$(146)

SELECTED ADDITIONAL INFORMATION
Depreciation and amortization	$76	$78
Expenditures for property, plant and equipment	19	13

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lyondell’s income or loss from its investment in Equistar consists of Lyondell’s share of Equistar’s income or loss and accretion of Lyondell’s investment in Equistar up to its underlying equity in Equistar’s net assets. At March 31, 2004, Lyondell’s underlying equity in Equistar’s net assets exceeded the carrying value of its investment in Equistar by approximately $162 million. This difference will be recognized in income over the next 14 years.

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

Summarized financial information for LCR follows:

Millions of dollars	March 31, 2004	December 31, 2003
BALANCE SHEETS
Total current assets	$328	$316
Property, plant and equipment, net	1,230	1,240
Other assets	78	81

Total assets	$1,636	$1,637

Bank loan facility	$450	$450
Other current liabilities	381	386
Loans payable to partners	264	264
Other liabilities	118	114
Partners’ capital	423	423

Total liabilities and partners’ capital	$1,636	$1,637

	For the three months ended March 31,
	2004	2003
STATEMENTS OF INCOME
Sales and other operating revenues	$1,154	$1,183
Cost of sales	1,037	1,133
Selling, general and administrative expenses	16	12

Operating income	101	38
Interest expense, net	(10)	(10)

Net income	$91	$28

SELECTED ADDITIONAL INFORMATION
Depreciation and amortization	$30	$28
Expenditures for property, plant and equipment	15	15

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lyondell’s income from its investment in LCR consists of Lyondell’s share of LCR’s net income and accretion of Lyondell’s investment in LCR up to its underlying equity in LCR’s net assets. At March 31, 2004, Lyondell’s underlying equity in LCR’s net assets exceeded the carrying value of its investment in LCR by approximately $256 million. This difference will be recognized in income over the next 24 years.

At March 31, 2004, LCR had $450 million outstanding under a bank loan facility and a $70 million working capital revolving credit facility, both of which expire in June 2004. LCR has entered into agreements with a major financial institution to refinance the facilities with a $450 million senior secured term loan facility and a $100 million senior secured revolving credit facility. The new three-year facilities would have terms similar to the existing facilities, would be secured by substantially all of the assets of LCR and would contain covenants that require LCR to maintain specified financial ratios. The refinancing is expected to be completed in May 2004.

Also, during May 2004, Lyondell and CITGO extended the maturity of the loans payable to partners, including $229 million payable to Lyondell and $35 million payable to CITGO, from March 31, 2005 to July 1, 2005. As part of the refinancing, the maturity would be further extended to a date six months after the maturity of the new senior secured facilities.

5. Inventories

Inventories consisted of the following components:

Millions of dollars	March 31, 2004	December 31, 2003
Finished goods	$257	$269
Work-in-process	7	7
Raw materials	32	33
Materials and supplies	38	38

Total inventories	$334	$347

6. Property, Plant and Equipment, Net

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows:

Millions of dollars	March 31, 2004	December 31, 2003
Land	$11	$11
Manufacturing facilities and equipment	3,390	3,453
Construction in progress	38	15

Total property, plant and equipment	3,439	3,479
Less accumulated depreciation	(873)	(839)

Property, plant and equipment, net	$2,566	$2,640

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation and amortization is summarized as follows:

	For the three months ended March 31,
Millions of dollars	2004	2003
Property, plant and equipment	$44	$40
Investment in PO joint ventures	12	8
Turnaround costs	3	4
Software costs	2	2
Other	2	3

Total depreciation and amortization	$63	$57

In addition, amortization of debt issuance costs of $4 million for each of the three-month periods ended March 31, 2004 and 2003 is included in interest expense in the Consolidated Statements of Income.

7. Long-Term Debt

Long-term debt consisted of the following:

Millions of dollars	March 31, 2004	December 31, 2003
Bank credit facility:
Revolving credit facility	$—	$—
Other debt obligations:
Senior Secured Notes, Series A due 2007, 9.625%	900	900
Senior Secured Notes, Series B due 2007, 9.875%	1,000	1,000
Senior Secured Notes due 2008, 9.5%	730	730
Senior Secured Notes due 2012, 11.125%	278	278
Senior Secured Notes due 2013, 10.5%	325	325
Senior Subordinated Notes due 2009, 10.875%	500	500
Debentures due 2005, 9.375%	100	100
Debentures due 2010, 10.25%	100	100
Debentures due 2020, 9.8%	225	225
Other	2	2
Unamortized discount	(9)	(9)

Total long-term debt	4,151	4,151
Less current maturities	—	—

Long-term debt, net	$4,151	$4,151

In February 2004, in response to ongoing adverse conditions in the industry, Lyondell obtained further amendments to its credit facility to provide additional financial flexibility by easing certain financial ratio requirements.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Pension and Other Postretirement Benefits

Net periodic pension and other postretirement benefit costs included the following components for the three months ended March 31:

	Pension Benefits		Other Postretirement Benefits
Millions of dollars	2004	2003	2004	2003
Components of net periodic benefit cost:
Service cost	$6	$5	$1	$1
Interest cost	10	10	1	1
Recognized gain on plan assets	(7)	(6)	—	—
Actuarial and investment loss amortization	6	6	—	—

Net periodic benefit cost	$15	$15	$2	$2

Lyondell previously disclosed, in its financial statements for the year ended December 31, 2003, that it expected to contribute approximately $57 million to its pension plans in 2004. As a result of pension funding relief legislation enacted in April 2004, Lyondell estimates that the 2004 pension contribution will decrease to approximately $36 million.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was enacted in December 2003. In January 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP FAS 106-1 permitted Lyondell to make a one-time election to defer recognition of the effects of the Act in accounting for its plans until the FASB develops and issues authoritative guidance on accounting for subsidies provided by the Act. Lyondell elected to make the one-time deferral and is currently awaiting further FASB guidance as well as pending regulatory guidance, which will enable it to conclude whether the benefits provided under its plan are actuarially equivalent to the benefits under the Act and, therefore, entitled to a subsidy. Accordingly, the accumulated postretirement benefit obligation and the net periodic postretirement benefit costs do not reflect any potential benefit associated with the subsidy.

9. Commitments and Contingencies

Crude Supply Agreement—Under a crude supply agreement (“Crude Supply Agreement” or “CSA”), PDVSA Petróleo, S.A. (“PDVSA Oil”) is required to sell, and LCR is required to purchase, 230,000 barrels per day of extra heavy crude oil, which constitutes approximately 86% of LCR’s rated refining capacity of 268,000 barrels per day of crude oil. Since April 1998, PDVSA Oil has, from time to time, declared itself in a force majeure situation and subsequently reduced deliveries of crude oil. Such reductions in deliveries were purportedly based on announced OPEC production cuts. At such times, PDVSA Oil informed LCR that the Venezuelan government, through the Ministry of Energy and Mines, had instructed that production of certain grades of crude oil be reduced. In certain circumstances, PDVSA Oil made payments to LCR under a different provision of the CSA in partial compensation for such reductions.

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

Indemnification Arrangements Relating to Equistar—Lyondell, Millennium and Occidental Petroleum Corporation (together with its subsidiaries and affiliates, collectively “Occidental”) have each agreed to provide certain indemnifications or guarantees thereof to Equistar with respect to the petrochemicals and polymers businesses they each contributed. In addition, Equistar agreed to assume third party claims that are related to certain contingent liabilities arising prior to the contribution transactions that are filed prior to December 1, 2004 as to Lyondell and Millennium, and May 15, 2005 as to Occidental, to the extent the aggregate thereof does not exceed $7 million for each entity, subject to certain terms of the respective asset contribution agreements. As of March 31, 2004, Equistar had incurred the full $7 million with respect to the indemnification basket for the business contributed by Lyondell. Lyondell, Millennium, Occidental and Equistar remain liable under these indemnification or guarantee arrangements to the same extent as they were before Lyondell’s August 2002 acquisition of Occidental’s interest in Equistar.

Environmental Remediation—As of March 31, 2004, Lyondell’s environmental liability for future remediation costs at current and former plant sites and a limited number of Superfund sites totaled $15 million. Substantially all amounts accrued are expected to be incurred over the next ten years. In the opinion of management, there is currently no material estimable range of possible loss in excess of the liabilities recorded for environmental remediation. However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in investigations by regulatory agencies, could require Lyondell to reassess its potential exposure related to environmental matters.

Clean Air Act—The eight-county Houston/Galveston region has been designated a severe non-attainment area for ozone by the U.S. Environmental Protection Agency (“EPA”) under a “one-hour” ozone standard. Emission reduction controls for nitrogen oxides (“NOx”), which contribute to ozone formation, must be installed at LCR’s refinery and each of Lyondell’s two facilities and Equistar’s six facilities in the Houston/Galveston region prior to a November 2007 compliance deadline for the one-hour ozone standard. Revised rules adopted by the regulatory agencies changed the required NOx reduction levels from 90% to 80%. Under the revised 80% standard, Lyondell estimates that the incremental capital expenditures would range between $250 million and $300 million for Lyondell, Equistar and LCR, collectively.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the range of projected capital expenditures for Lyondell and its joint ventures to comply with the one-hour ozone standard and the 80% NOx emission reduction requirements:

Millions of dollars	Range of Estimates
NOx capital expenditures – 100% basis:
Lyondell	$35 - 45
Equistar	165 - 200
LCR	50 - 55

Total NOx capital expenditures	$250 - 300

NOx capital expenditures – Lyondell proportionate share:
Lyondell – 100%	$35 - 45
Equistar – 70.5%	115 - 140
LCR – 58.75%	30 - 35

Total Lyondell proportionate share NOx capital expenditures	$180 - 220

Cumulative capital expenditures through March 31, 2004 by Lyondell, Equistar and LCR totaled $11 million, $80 million and $11 million, respectively. Lyondell’s proportionate share of the spending through March 31, 2004 totaled $74 million.

The above range of estimates could be affected by increased costs for stricter proposed controls over highly reactive, volatile organic compounds (“HRVOCs”). The regulatory agency for the state of Texas, the Texas Commission on Environmental Quality, or “TCEQ,” plans to finalize the HRVOC rules by December 2004. Lyondell, Equistar and LCR are still assessing the impact of the proposed HRVOC revisions. In addition, in April 2004, the EPA designated the eight-county Houston/Galveston region a moderate non-attainment area under an “eight-hour” ozone standard. As a result, the TCEQ must submit a plan to the EPA in 2007 to demonstrate compliance with the eight-hour ozone standard in 2010. The TCEQ will continue with its current plan to revise the HRVOC rules in 2004. The timing and amount of the estimated expenditures are subject to these regulatory and other uncertainties, as well as to obtaining the necessary permits and approvals. There can be no assurance as to the ultimate cost of implementing any plan developed to comply with the final ozone standards.

The Clean Air Act Amendments of 1990 set minimum levels for oxygenates, such as methyl tertiary butyl ether (“MTBE”), in gasoline sold in areas not meeting specified air quality standards. However, the presence of MTBE in some water supplies in California and other states due to gasoline leaking from underground storage tanks and in surface water from recreational water craft has led to public concern about the use of MTBE. Certain U.S. states have banned the use of MTBE, while other U.S. federal and state governmental initiatives have sought either to rescind the oxygen requirement for reformulated gasoline or to restrict or also ban the use of MTBE. During 2003, the U.S. House of Representatives and the U.S. Senate produced an energy bill that would have phased out the use of MTBE over 10 years, but also provided limited liability protection for MTBE. The House of Representatives passed the bill as reported out of conference, but the Senate has not. Various versions of an energy bill have been considered in the Senate in 2004 that would phase out use of MTBE, but would not provide liability protection. The final form and timing of the reconciliation of these competing versions of the energy bill in the U.S. Congress is uncertain.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At the state level, a number of states have legislated MTBE bans. Of these, several are mid-West states that use ethanol as the oxygenate of choice. Therefore, bans in these states do not impact MTBE demand. However, Connecticut, California and New York have bans of MTBE in place effective January 1, 2004. These bans started to negatively affect MTBE demand during late 2003. In addition, in 2003 several major oil companies substantially reduced or discontinued the use of MTBE in gasoline produced for California markets, negatively affecting 2003 demand. Lyondell estimates that, in 2003, California, Connecticut and New York combined represented approximately one-fourth of U.S. MTBE industry demand. Other Northeastern states have enacted or have proposed future MTBE bans and gasoline blenders in these states are making decisions that would lead to deselection of MTBE, which will also negatively impact U.S. MTBE industry demand.

At this time, Lyondell cannot predict the full impact that these potential U.S. federal and state governmental initiatives and state bans will have on MTBE margins or volumes longer term. Lyondell’s North American MTBE sales represented approximately 17% of its total 2003 revenues. Lyondell intends to continue marketing MTBE in the U.S. In the short term, in response to market conditions, Lyondell is capable of adjusting, within design limits, the relative ratios of propylene oxide (“PO”) and tertiary butyl alcohol (“TBA”) produced at its PO/TBA plants. It can also shift more of its PO production to PO/SM plants from PO/TBA plants, as necessary. This flexibility has increased with the fourth quarter 2003 startup of the Maasvlakte PO/SM plant. However, should it become necessary or desirable to significantly reduce MTBE production, Lyondell would need to make capital expenditures to add the flexibility to produce alternative gasoline blending components, such as iso-octane, iso-octene or ethyl tertiary butyl ether (“ETBE”), at its U.S.-based MTBE plant. Under the more expensive iso-octane alternative, the current estimated costs for converting Lyondell’s U.S.-based MTBE plant to iso-octane production range from $65 million to $75 million. Alternatively, Lyondell’s U.S.-based MTBE plant could be converted to ETBE production with minimal capital expenditure. Lyondell is pursuing ETBE viability through legislative efforts. One key hurdle is equal access to the federal subsidy provided for ethanol blended into gasoline for the ethanol component of ETBE. Lyondell has not made any capital commitments regarding any of these alternatives at this time, and any ultimate decision will depend upon further regulatory and market developments. The profit contribution related to alternative gasoline blending components is likely to be lower than that historically realized on MTBE.

The Clean Air Act also specified certain emissions standards for vehicles and, in 1998, the EPA concluded that additional controls on gasoline and diesel fuel were necessary. New standards for gasoline were finalized in 1999 and required refiners to phase in production of a lower sulfur-content gasoline in 2004, with final compliance by 2007. A new “on-road” diesel standard was adopted in January 2001 and will require refiners of on-road diesel fuel to produce 80% as ultra low sulfur diesel (“ULSD”) by June 2006 and 100% by the end of 2009, with less stringent standards for “off road” diesel fuel. To date, the off-road diesel fuel standards have not been finalized. These gasoline and diesel fuel standards will result in increased capital investment for LCR.

In 2003, LCR developed alternative approaches to complying with the low sulfur gasoline standard and the new diesel fuel standard that will lead to an approximate $300 million reduction in overall estimated capital expenditures for these projects. As a result, LCR recognized impairment of value of $25 million of project costs incurred to date. The revised estimated spending for these projects, excluding the $25 million charge, totaled between $165 million to $205 million. LCR significantly reduced the estimated costs for implementing the new diesel standards as a result of its ability to retrofit current production units. The revised estimated cost for the new diesel standards also reflects LCR’s implementation strategy for producing ULSD and “off road” diesel. LCR has spent approximately $28 million, excluding the $25 million charge, as of March 31, 2004 for both the gasoline and diesel fuel standards projects. Lyondell’s 58.75% share of these incremental capital expenditures for these projects is not expected to exceed $120 million. In addition, these standards could result in higher operating costs for LCR. Equistar’s business may also be impacted if these standards increase the cost for processing fuel components.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

10. Per Share Data

Basic earnings per share for the periods presented are computed based upon the weighted average number of shares of original common stock and Series B common stock outstanding during the periods. Diluted earnings per share also include the effect of stock options issued and outstanding warrants. These stock options and warrants were antidilutive for the periods presented. Loss per share data and dividends declared per share of common stock were as follows:

	For the three months ended March 31,
	2004	2003
Basic and diluted weighted average shares, in thousands	176,543	160,419

Basic and diluted loss per share	$(0.08)	$(0.70)

Dividends declared per share of common stock	$0.225	$0.225

11. Comprehensive Loss

The components of the comprehensive loss were as follows:

	For the three months ended March 31,
Millions of dollars	2004	2003
Net loss	$(15)	$(113)
Other comprehensive gain (loss):
Foreign currency translation gain (loss)	(36)	52
Other	(2)	—

Total other comprehensive gain (loss)	(38)	52

Comprehensive loss	$(53)	$(61)

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Segment and Related Information

Lyondell operates in four reportable segments:

•	Intermediate chemicals and derivatives (“IC&D”), including PO, propylene glycol, propylene glycol ethers, butanediol, toluene diisocyanate, styrene, and TBA and its primary derivative, MTBE;

•	Petrochemicals, which include ethylene, propylene, butadiene, oxygenated products and aromatics;

•	Polymers, which primarily include polyethylene and polypropylene; and

•	Refining of crude oil.

Lyondell’s entire $1.1 billion balance of goodwill is allocated to the IC&D segment.

Summarized financial information concerning reportable segments is shown in the following table for the three months ended:

Millions of dollars	IC&D	Petrochemicals	Polymers	Refining	Unallocated	Total
March 31, 2004:
Sales and other operating revenues	$1,105	$—	$—	$—	$—	$1,105
Operating income	23	—	—	—	—	23
Interest expense		—	—	—	(111)	(111)
Interest income		—	—	—	2	2
Other expense, net	(1)	—	—	—	—	(1)
Income (loss) from equity investments	1	73	(10)	56	(57)	63
Loss before income taxes						(24)

March 31, 2003:
Sales and other operating revenues	$989	$—	$—	$—	$—	$989
Operating loss	(18)	—	—	—	—	(18)
Interest expense	—	—	—	—	(100)	(100)
Interest income	—	—	—	—	17	17
Other income, net	16	—	—	—	—	16
Income (loss) from equity investments	(2)	(22)	(25)	19	(53)	(83)
Loss before income taxes						(168)

“Income (loss) from equity investments - Unallocated” as presented above consists of Equistar items not allocated to segments, principally general and administrative expenses and interest expense, net.

13. Proposed Transaction with Millennium

In late March 2004, Lyondell and Millennium executed a definitive agreement for Lyondell to acquire Millennium in a stock-for-stock business combination of the two companies. The proposed transaction is subject to approval by both Lyondell and Millennium shareholders, the amendment of Lyondell’s and Millennium’s respective bank credit agreements and Lyondell’s accounts receivable sales facility and other customary conditions. Lyondell anticipates that the proposed transaction will close during the third quarter of 2004; however, there can be no assurance that the proposed transaction will be completed.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Supplemental Guarantor Information

ARCO Chemical Technology Inc. (“ACTI”), ARCO Chemical Technology L.P. (“ACTLP”) and Lyondell Chemical Nederland, Ltd. (“LCNL”) are guarantors, jointly and severally, (collectively “Guarantors”) of the following (see Note 7):

•	Senior Secured Notes, Series A due 2007, 9.625%

•	Senior Secured Notes, Series B due 2007, 9.875%

•	Senior Secured Notes due 2008, 9.5%

•	Senior Secured Notes due 2012, 11.125%

•	Senior Secured Notes due 2013, 10.5%, and

•	Senior Subordinated Notes due 2009, 10.875%.

LCNL, a Delaware corporation and a wholly owned subsidiary of Lyondell, owns a Dutch subsidiary that operates chemical production facilities near Rotterdam, The Netherlands. ACTI is a Delaware corporation, which holds the investment in ACTLP. ACTLP is a Delaware limited partnership, which holds and licenses technology to other Lyondell affiliates and to third parties. Separate financial statements of the Guarantors are not considered to be material to the holders of the senior subordinated notes and senior secured notes. The following condensed consolidating financial information present supplemental information for the Guarantors as of March 31, 2004 and December 31, 2003 and for the three-month periods ended March 31, 2004 and 2003.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION (UNAUDITED)

BALANCE SHEET

As of March 31, 2004

Millions of dollars	Lyondell	Guarantors	Non- Guarantors	Eliminations	Consolidated Lyondell
Total current assets	$837	$239	$323	$—	$1,399
Property, plant and equipment, net	808	845	913	—	2,566
Investments and long-term receivables	5,683	612	1,863	(6,029)	2,129
Goodwill, net	723	130	227	—	1,080
Other assets	268	72	50	—	390

Total assets	$8,319	$1,898	$3,376	$(6,029)	$7,564

Current liabilities	$468	$138	$136	—	$742
Long-term debt	4,149	—	2	—	4,151
Other liabilities	619	44	25	—	688
Deferred income taxes	507	174	87	—	768
Intercompany liabilities (assets)	1,495	130	(1,625)	—	—
Minority interest	—	—	134	—	134
Stockholders’ equity	1,081	1,412	4,617	(6,029)	1,081

Total liabilities and stockholders’ equity	$8,319	$1,898	$3,376	$(6,029)	$7,564

BALANCE SHEET

As of December 31, 2003

Millions of dollars	Lyondell	Guarantors	Non- Guarantors	Eliminations	Consolidated Lyondell
Total current assets	$824	$212	$323	$—	$1,359
Property, plant and equipment, net	817	879	944	—	2,640
Investments and long-term receivables	5,655	630	1,861	(5,998)	2,148
Goodwill, net	723	130	227	—	1,080
Other assets	271	76	59	—	406

Total assets	$8,290	$1,927	$3,414	$(5,998)	$7,633

Current maturities of long-term debt	$—	$—	$—	$—	$—
Other current liabilities	441	142	116	—	699
Long-term debt	4,149	—	2	—	4,151
Other liabilities	609	44	27	—	680
Deferred income taxes	517	185	90	—	792
Intercompany liabilities (assets)	1,418	145	(1,563)	—	—
Minority interest	—	—	155	—	155
Stockholders’ equity	1,156	1,411	4,587	(5,998)	1,156

Total liabilities and stockholders’ equity	$8,290	$1,927	$3,414	$(5,998)	$7,633

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION (UNAUDITED)—(Continued)

STATEMENT OF INCOME

For the Three Months Ended March 31, 2004

Millions of dollars	Lyondell	Guarantors	Non- Guarantors	Eliminations	Consolidated Lyondell
Sales and other operating revenues	$692	$330	$240	$(157)	$1,105
Cost of sales	624	313	249	(157)	1,029
Selling, general and administrative expenses	33	5	7	—	45
Research and development expenses	8	—	—	—	8

Operating income (loss)	27	12	(16)	—	23
Interest income (expense), net	(110)	—	1	—	(109)
Other income (expense), net	(19)	(1)	19	—	(1)
Income (loss) from equity investments	102	—	63	(102)	63
Intercompany income	(24)	10	14	—	—
(Benefit from) provision for income taxes	(9)	8	30	(38)	(9)

Net income (loss)	$(15)	$13	$51	$(64)	$(15)

STATEMENT OF INCOME

For the Three Months Ended March 31, 2003

Millions of dollars	Lyondell	Guarantors	Non- Guarantors	Eliminations	Consolidated Lyondell
Sales and other operating revenues	$622	$260	$555	$(448)	$989
Cost of sales	644	246	514	(448)	956
Selling, general and administrative expenses	22	6	14	—	42
Research and development expenses	9	—	—	—	9

Operating income (loss)	(53)	8	27	—	(18)
Interest income (expense), net	(88)	4	1	—	(83)
Other income (expense), net	(18)	—	34	—	16
Income (loss) from equity investments	22	(2)	(81)	(22)	(83)
Intercompany income	(31)	10	21	—	—
(Benefit from) provision for income taxes	(55)	7	1	(8)	(55)

Net income (loss)	$(113)	$13	$1	$(14)	$(113)

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION (UNAUDITED)—(Continued)

STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2004

Millions of dollars	Lyondell	Guarantors	Non- Guarantors	Eliminations	Consolidated Lyondell
Net income (loss)	$(15)	$13	$51	$(64)	$(15)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	17	17	29	—	63
Income from equity investments	—	—	(6)	—	(6)
Deferred income taxes	(4)	(6)	—	—	(10)
Intercompany (receivables) payables, net	7	(15)	(18)	26	—
Net changes in other assets and liabilities	53	1	(18)	—	36

Net cash provided by (used in) operating activities	58	10	38	(38)	68

Expenditures for property, plant and equipment	(8)	(2)	(1)	—	(11)
Distributions from affiliates in excess of earnings	—	10	8	—	18
Contributions and advances to affiliates	—	(2)	(11)	—	(13)

Net cash provided by (used in) investing activities	(8)	6	(4)	—	(6)

Dividends paid	(31)	—	(38)	38	(31)
Other	3	—	—	—	3

Net cash used in financing activities	(28)	—	(38)	38	(28)

Effect of exchange rate changes on cash	—	12	(13)	—	(1)

Increase (decrease) in cash and cash equivalents	$22	$28	$(17)	$—	$33

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION (UNAUDITED)—(Continued)

STATEMENT OF CASH FLOWS—(Continued)

For the Three Months Ended March 31, 2003

Millions of dollars	Lyondell	Guarantors	Non- Guarantors	Eliminations	Consolidated Lyondell
Net income (loss)	$(79)	$13	$1	$(48)	$(113)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	18	12	27	—	57
Losses from equity investments	—	2	100	—	102
Deferred income taxes	(68)	—	14	—	(54)
Gain on sale of equity interest	—	—	(18)	—	(18)
Intercompany (receivables) payables, net	104	9	(104)	(9)	—
Net changes in other assets and liabilities	104	(2)	(30)	—	72

Net cash provided by (used in) operating activities	79	34	(10)	(57)	46

Expenditures for property, plant and equipment	(6)	(1)	(2)	—	(9)
Distributions from affiliates in excess of earnings	—	—	71	—	71
Contributions and advances to affiliates	—	(27)	(24)	—	(51)
Proceeds from sale of equity interest	—	—	28	—	28
Purchase of other short-term investments	(9)	—	—	—	(9)

Net cash provided by (used in) investing activities	(15)	(28)	73	—	30

Dividends paid	(28)	—	(57)	57	(28)
Other	(3)	—	—	—	(3)

Net cash used in financing activities	(31)	—	(57)	57	(31)

Increase in cash and cash equivalents	$33	$6	$6	$—	$45

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with information contained in the Consolidated Financial Statements of Lyondell Chemical Company (“Lyondell”) and the notes thereto.

In addition to comparisons of current operating results with the same period in the prior year, Lyondell has included, as additional disclosure, certain “trailing quarter” comparisons of first quarter 2004 operating results to fourth quarter 2003 operating results. Lyondell’s and its joint ventures’ businesses are highly cyclical, in addition to experiencing some less significant seasonal effects. Trailing quarter comparisons may offer important insight into the current business direction of Lyondell and its joint ventures.

References to industry benchmark prices or costs, including the weighted average cost of ethylene production, are generally to industry prices and costs reported by Chemical Marketing Associates, Incorporated (“CMAI”), except that crude oil and natural gas benchmark price references are to industry prices reported by Platts, a reporting service of The McGraw-Hill Companies.

Overview

General—In the first quarter 2004, the chemical industry benefited from improvement in economic conditions and supply/demand balances, resulting in a stronger pricing environment and improved product margins compared to the first quarter 2003. Both the first quarter 2004 and 2003 were adversely affected by high and volatile raw material and energy costs. In the first quarter 2004, the benefits of sales price increases in response to the high raw material and energy costs were generally more favorable than in the first quarter 2003, with the result that the industry generally experienced higher product margins in the first quarter 2004 than in the 2003 period.

The improving economic conditions and tight supply/demand balances in several of their products contributed to improved operating results at Lyondell and Equistar Chemicals, LP (“Equistar”) during the first quarter 2004 compared to the first quarter 2003. Despite first quarter 2004 crude oil prices that reached record-high levels, the economics of ethylene production from Equistar’s liquid-based crackers improved compared to the first quarter 2003 due to significantly higher co-product sales prices in the first quarter 2004. These factors contributed to generally higher product margins at Equistar in the first quarter 2004 compared to the first quarter 2003.

Although propylene is a major raw material for Lyondell’s intermediate chemicals and derivatives (“IC&D”) segment, the IC&D segment experienced generally higher product margins for PO and derivatives in the first quarter 2004 compared to the first quarter 2003, despite the negative effect of the higher propylene prices. The IC&D segment was able to implement sales price increases for its PO and derivative products to offset the effect of the increased cost of propylene. The improved economic conditions also resulted in higher sales volumes for the IC&D segment in the first quarter 2004 compared to the first quarter 2003.

In the first quarter 2004, LYONDELL-CITGO Refining LP (“LCR”) operated at full capacity as a result of receiving Venezuelan extra heavy crude oil at contract rates under its long-term crude supply agreement. In the first quarter 2003, a national strike in Venezuela, which began in early December 2002, disrupted deliveries of such crude oil, causing LCR to temporarily reduce operating rates. In addition, in the first quarter 2004, LCR benefited from higher margins on sales of spot market crude oil, as a result of a stronger gasoline market, and from lower natural gas prices.

Benchmark crude oil and natural gas prices generally have been indicators of the level and direction of movement of raw material and energy costs for Lyondell and its joint venture, Equistar. The following table shows the average benchmark prices for crude oil and natural gas for the first quarter 2004 and 2003, as well as benchmark sales prices for ethylene and propylene, which Equistar produces and sells. Propylene is also a key raw material for Lyondell’s intermediate chemicals and derivatives business segment. The benchmark weighted average cost of ethylene production is based on the estimated ratio of crude oil-based liquid raw materials and natural gas liquids (“NGLs”) used in U.S. ethylene production and is subject to revision by CMAI. See discussion of Lyondell and Equistar operating results below for additional details.

	Average Benchmark Price and Percent Change Versus Prior Year Period Average
	First Quarter 2004	Percent Change	First Quarter 2003
Crude oil – dollars per barrel	35.20	3%	34.07
Natural gas – dollars per million BTUs	5.31	(16)%	6.33
Weighted average cost of ethylene production – cents per pound	21.37	(4)%	22.30
Ethylene – cents per pound	31.50	11%	28.42
Propylene – cents per pound	27.42	21%	22.67

In the first quarter 2004, ethylene producers experienced significantly higher prices for co-products such as propylene and benzene, contributing to a lower net cost of ethylene production for ethylene producers using liquid raw materials. While the average benchmark price of natural gas decreased 16% in the first quarter 2004 compared to the first quarter 2003, the average benchmark price of ethane, the primary NGL raw material, was comparable between the two periods as first quarter 2004 ethane prices were also influenced by high crude oil prices. The improvement in supply/demand fundamentals was reflected in higher operating rates for ethylene producers.

In late March 2004, Lyondell and Millennium Chemicals Inc. (“Millennium”) executed a definitive agreement for Lyondell to acquire Millennium in a stock-for-stock business combination of the two companies. See “Proposed Transaction With Millennium” below.

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

Income from Equity Investment in Equistar—Lyondell’s equity investment in Equistar resulted in income of $6 million in the first quarter 2004 compared to a loss of $100 million in the first quarter 2003. See discussion of Equistar operating results below.

Income from Equity Investment in LCR—Lyondell’s income from its equity investment in LCR was $56 million in the first quarter 2004 compared to $19 million in the first quarter 2003. See discussion of LCR operating results below.

Interest Income—Interest income was $2 million in the first quarter 2004 and $17 million in the first quarter 2003. The first quarter 2003 included $15 million of interest income related to a settlement of income tax issues.

Other Income (Expense), Net—Lyondell had other expense, net of $1 million in the first quarter 2004 and other income, net of $16 million in the first quarter 2003. The first quarter 2003 included an $18 million gain on the sale of a 10% interest in the Nihon Oxirane joint venture based in Japan to Lyondell’s partner in the venture.

Income Tax—The estimated annual effective tax rate for 2004 is 37% compared to 33% in the first quarter 2003. Each rate reflected, in part, a tax benefit from domestic operating losses expected for the year. The 2004 rate exceeds the statutory federal rate due to ongoing benefits from internal financing of the Maasvlakte PO/SM plant and the Botlek BDO plant construction in the Netherlands that reduce taxes on non-U.S. income.

Net Loss—The first quarter 2004 net loss of $15 million compares to a net loss of $113 million in the first quarter 2003. The $98 million improvement was primarily attributable to a $71 million improvement in the after-tax results from Lyondell’s equity investment in Equistar and a $22 million increase in Lyondell’s after-tax income from its equity investment in LCR. Lyondell’s first quarter 2004 operating income also improved. The first quarter 2003 net loss was reduced by after-tax benefits of $22 million, comprising $12 million from the gain on Lyondell’s sale of the 10% interest in the Nihon Oxirane joint venture and $10 million from interest income related to the tax settlement.

Equistar’s improved first quarter 2004 operating results were primarily due to higher product margins, while Lyondell’s improved operating results reflected a combination of higher product margins and sales volumes. LCR’s first quarter 2003 results included a charge for the impairment of capital project costs, of which Lyondell’s after-tax share was $10 million. The balance of the improvement at LCR reflected higher margins and higher deliveries of Venezuelan crude oil in the first quarter 2004 compared to the first quarter 2003.

First Quarter 2004 versus Fourth Quarter 2003

The first quarter 2004 net loss of $15 million compares to a net loss of $77 million in the fourth quarter 2003. The $62 million improvement was primarily attributable to improvement in the after-tax results from Lyondell’s equity investment in Equistar of $44 million and a $9 million increase in Lyondell’s after-tax income from its equity investment in LCR. Lyondell’s first quarter 2004 operating income also improved compared to the fourth quarter 2003.

Equistar’s improved first quarter 2004 operating results were primarily attributable to increases in sales prices, especially sales prices of co-products, that more than offset increases in raw material costs. Equistar’s fourth quarter 2003 results included financing costs of $18 million and a charge of $6 million related to employee severance, of which Lyondell’s after-tax share was $10 million. Lyondell’s improved first quarter 2004 operating income reflected higher margins for MTBE as well as higher PO and derivative sales volumes.

Intermediate Chemicals and Derivatives Segment

Overview—The IC&D segment produces and markets propylene oxide (“PO”), PO derivatives such as propylene glycol (“PG”), propylene glycol ethers (“PGE”), and butanediol (“BDO”), toluene diisocyanate (“TDI”), styrene monomer (“SM” or “styrene”) and methyl tertiary butyl ether (“MTBE”), the principal derivative of tertiary butyl alcohol (“TBA”). SM and TBA are co-products of Lyondell’s two major PO production processes, referred to as PO/SM and PO/TBA.

During the first quarter 2004, sales price increases implemented by the IC&D segment for PO and derivatives generally offset the effect of increases in the cost of propylene, a key raw material. In the first quarter 2003, the timing of implementation of sales price increases was not sufficient to offset the effect of propylene cost increases. As a result, first quarter 2004 PO and derivative product margins were generally higher than in the first quarter 2003. First quarter 2004 TDI and styrene product margins decreased as sales prices increased less than raw material cost increases for these products compared to the first quarter 2003. The first quarter 2004 included the first full quarter of operations of the Maasvlakte PO/SM plant.

In both the first quarter 2004 and 2003, the IC&D segment was adversely affected by high and escalating raw material and energy costs. First quarter 2004 benchmark prices of propylene, a key raw material, were at record high levels due to the relatively high cost of crude oil, firm demand and industry supply constraints related to maintenance turnarounds at U.S. Gulf Coast plants. In the U.S., the benchmark cost of propylene averaged 21% higher in the first quarter 2004 than in the first quarter 2003 and 36% higher than in the fourth quarter 2003. While the cost of propylene in Europe decreased 9% on a euro-basis in the first quarter 2004 compared to the first quarter 2003, on a U.S. dollar basis it increased 5%, reflecting the weakening of the U.S. dollar over this period.

During the first quarter 2004, the MTBE supply/demand balance improved as permanent shutdowns of capacity and turnarounds by competitors, as well as improvement in the U.S. MTBE market import/export balance, offset some of the effect of MTBE bans in California, New York and Connecticut that became effective January 1, 2004.

The following table sets forth average benchmark market prices for propylene and the IC&D segment’s product sales volumes, sales and other operating revenues and operating income (loss) data.

	For the three months ended March 31,
	2004	2003
Average Benchmark Price
Propylene
United States – cents per pound	27.42	22.67
Europe – euros per metric ton	475	520

Volumes, in millions
PO, PO derivatives and TDI (pounds)	1,002	899
Co-products:
SM (pounds)	931	869
MTBE and other TBA derivatives (gallons)	272	257

Millions of dollars
Sales and other operating revenues	$1,105	$989
Operating income (loss)	23	(18)

The above sales volumes included processing volumes and purchases for resale. The purchases for resale reflected in the 2003 sales volumes, principally styrene, were substantially replaced by production volumes from the Maasvlakte PO/SM plant in the Netherlands, which began production in the fourth quarter 2003.

Revenues—Revenues were $1,105 million in the first quarter 2004 and $989 million in the first quarter 2003. The 12% increase in revenues was due to higher sales volumes as well as higher average sales prices for PO derivatives, primarily PG. Sales volumes for PO and derivatives increased 11% as a result of higher sales of PO, PGE, deicers and BDO. The higher PO sales volumes reflected sales to other PO producers during the first quarter 2004 attributable to industry maintenance activities. Higher PGE sales volumes reflected increased demand, while deicer sales volumes increased as a result of severe late winter weather in the U.S. during the 2003/2004 season. Higher BDO sales volumes reflected higher demand and new sales contracts for BDO in the first quarter 2004. Sales volumes for TBA and derivatives, primarily MTBE, and styrene increased 6% and 7%, respectively. The higher PG sales prices in the first quarter 2004 were due to strong global demand for and tight supplies of PG.

Operating Income (Loss)—The IC&D segment had operating income of $23 million in the first quarter 2004 compared to an operating loss of $18 million in the first quarter 2003. The $41 million increase was largely due to higher sales volumes for PO and derivatives and higher first quarter 2004 product margins. Overall, PO and derivative margins increased in the first quarter 2004 as average sales prices increased more than the cost of propylene compared to the first quarter 2003. Operating results for styrene and MTBE were relatively unchanged, while TDI experienced lower product margins in the first quarter 2004 compared to the first quarter 2003.

First Quarter 2004 versus Fourth Quarter 2003

Operating income was $23 million in the first quarter 2004 compared to operating income of $3 million in the fourth quarter 2003. The improvement was due to higher MTBE margins and higher PO and derivatives sales volumes in the first quarter 2004. The higher MTBE margins reflected higher MTBE sales prices which benefited from strong gasoline prices and increased more than the cost of raw materials used in MTBE production. First quarter 2004 PO and derivatives sales volumes increased 21% versus the fourth quarter 2003 partially due to PO and deicers. The higher PO sales volumes resulted from increased demand and maintenance activity by other PO producers in the first quarter 2004, while the higher deicer sales volumes were due to the seasonality of the deicer business. The remaining increases primarily reflected higher demand for BDO, PGE and TDI. First quarter 2004 PO and derivative margins were negatively affected by the significant increases in propylene prices, primarily in the U.S. The first quarter 2004 benchmark price of propylene averaged 36% higher in the U.S. and 15% higher in Europe, on a U.S.-dollar basis, than in the fourth quarter 2003. Styrene and TDI results were relatively unchanged.

Equistar Chemicals, LP

Overview

General—Equistar produces and markets olefins, including ethylene, propylene, and butadiene; aromatics, including benzene and toluene; and oxygenated products, including ethylene oxide and derivatives, ethylene glycol, ethanol and methyl tertiary butyl ether (“MTBE”) in its petrochemical segment. Additionally, Equistar produces and markets polyolefins, including high density polyethylene (“HDPE”), low density polyethylene (“LDPE”), linear-low density polyethylene (“LLDPE”) and polypropylene; and performance polymers products, including wire and cable insulating resins, and polymeric powders in its polymers segment.

In the first quarter 2004, ethylene producers experienced significantly higher prices for co-products such as propylene and benzene, contributing to a lower net cost of ethylene production for producers using liquid raw materials, which yield a higher ratio of co-products. Supply/demand fundamentals also improved, as evidenced by higher operating rates for ethylene producers. U.S. demand for ethylene in the first quarter 2004 grew an estimated 3% compared to the first quarter 2003.

The improving economic conditions and tight supply/demand balances in several of its products contributed to improved operating results at Equistar during the first quarter 2004 compared to the first quarter 2003. Despite first quarter 2004 crude oil prices that exceeded those experienced during the first quarter 2003, the economics of ethylene production from Equistar’s liquid-based crackers improved compared to the first quarter 2003. This was due to the significantly higher co-product sales prices in the first quarter 2004 that more than offset the impact of the higher crude oil prices. These factors contributed to generally higher product margins at Equistar in the first quarter 2004 compared to the first quarter 2003.

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

Equistar has the ability to shift its ratio of raw materials used in the production of olefins to take advantage of the relative costs of liquids and NGLs.

Net Income (Loss)—Equistar had net income of $5 million in the first quarter 2004 compared to a net loss of $146 million in the first quarter 2003. The improvement was primarily due to higher first quarter 2004 product margins as a result of higher sales prices, especially for co-products propylene and benzene, which increased more than increases in the costs of raw materials compared to the first quarter 2003. In addition, the first quarter 2004 benefited from 5% higher ethylene and derivative sales volumes and included a $4 million gain on the sale of an idled denatured alcohol facility, while the first quarter 2003 included a loss of $12 million from the sale of a polypropylene production facility.

First Quarter 2004 versus Fourth Quarter 2003

Equistar’s first quarter 2004 net income of $5 million compares to a net loss of $104 million in the fourth quarter 2003. The $109 million improvement resulted from increases in sales prices of ethylene and ethylene derivatives, such as ethylene oxygenates and polyethylene, and co-products, such as propylene, benzene, and fuels, that more than offset an approximate $100 million increase in raw material costs. The benchmark price of ethylene in the first quarter 2004 increased nearly 3.5 cents per pound, or 13%, from the fourth quarter 2003, while the benchmark price of propylene increased nearly 7.5 cents per pound, or 36%. Co-product sales price increases alone more than offset the impact of liquid raw material cost increases, making the liquid raw materials the preferred raw material for Equistar during the first quarter 2004. Ethylene and derivative sales volumes were relatively unchanged compared to the fourth quarter 2003. Scheduled maintenance turnaround activity at Equistar’s Corpus Christi, Texas olefins plant started during the latter weeks of the first quarter 2004. The fourth quarter 2003 included $18 million in financing costs and $6 million of charges related to employee severance.

Segment Data

The following tables reflect selected sales volume data, including intersegment sales volumes, and summarized financial information for Equistar’s business segments.

	For the three months ended March 31,
	2004	2003
In millions
Selected petrochemicals products:
Olefins (pounds)	4,277	3,921
Aromatics (gallons)	93	94
Polymers products (pounds)	1,401	1,397

Millions of dollars
Sales and other operating revenues:
Petrochemicals segment	$1,866	$1,536
Polymers segment	557	513
Intersegment eliminations	(461)	(408)

Total	$1,962	$1,641

Operating income (loss):
Petrochemicals segment	$104	$(32)
Polymers segment	(14)	(35)
Unallocated	(29)	(29)

Total	$61	$(96)

Petrochemicals Segment

Revenues—Revenues of $1.9 billion in the first quarter 2004 increased 21% compared to revenues of $1.5 billion in the first quarter 2003 due to higher sales prices and an 8% increase in sales volumes. Benchmark ethylene sales prices averaged 11% higher in the first quarter 2004 compared to the first quarter 2003, while benchmark propylene sales prices averaged 21% higher. Sales volumes increased in the first quarter 2004 compared to the first quarter 2003 primarily due to higher sales of co-products, such as propylene, as a result of increased co-product production, reflecting the timing of scheduled maintenance turnarounds of liquids-based ethylene plants in the first quarter 2004 relative to the first quarter 2003.

Operating Income (Loss)—Operating income in the first quarter 2004 of $104 million compares to an operating loss of $32 million in the first quarter 2003. The improvement of $136 million was primarily due to higher product margins in the first quarter 2004 compared to the first quarter 2003.

Polymers Segment

Revenues—Revenues of $557 million in the first quarter 2004 increased 9% compared to revenues of $513 million in the first quarter 2003. The increase was primarily due to higher average sales prices in the first quarter 2004 compared to the first quarter 2003, as first quarter 2004 average sales prices were increased in response to higher raw material costs. While sales volumes in both periods were comparable, first quarter 2003 sales volumes included approximately 85 million pounds of sales related to the Pasadena, Texas polypropylene plant, which was sold on March 31, 2003. On a comparable basis, sales volumes increased 7% in the first quarter 2004 compared to the first quarter 2003.

Operating Loss—For the first quarter 2004, the polymers segment had an operating loss of $14 million compared to an operating loss of $35 million in the first quarter 2003. The first quarter 2003 included the sale of Equistar’s polypropylene production facility in Pasadena, Texas, which resulted in a loss on the sale of $12 million. The remainder of the improvement in the first quarter 2004 was primarily the result of higher product margins as sales prices increased more than raw material costs compared to the first quarter 2003.

LYONDELL-CITGO Refining LP

Refining Segment

Overview—LCR produces refined petroleum products, including gasoline, low sulfur diesel, jet fuel, aromatics and lubricants. PDVSA Petróleo, S.A. (“PDVSA Oil”) supplies extra heavy Venezuelan crude oil to LCR under a long-term crude supply agreement (“Crude Supply Agreement” or “CSA”) - see “Crude Supply Agreement” section of Note 9 to the Consolidated Financial Statements. Under the CSA, LCR purchases 230,000 barrels per day of extra heavy crude oil, which constitutes approximately 86% of its rated refining capacity of 268,000 barrels per day. LCR purchases the balance of its crude oil requirements on the spot market. Profit margins on spot market crude oil tend to be more volatile than margins on CSA crude oil.

Deliveries of CSA crude oil to LCR were higher than contract rates during the first quarter 2004. During the first quarter 2003, a national strike in Venezuela that began in early December 2002 disrupted deliveries of CSA crude oil to LCR, causing LCR to temporarily reduce operating rates. As a result of the reduced CSA crude oil deliveries, LCR purchased significant volumes of crude oil from alternate sources during January 2003. The crude oil from these alternate sources did not completely offset the financial impact of the reduced CSA supplies from Venezuela. CSA deliveries returned to contract levels, beginning in February 2003. The net combination of these factors resulted in lower average CSA crude oil processing rates of 194,000 barrels per day for the first quarter 2003 compared to the 238,000 barrels per day for the first quarter 2004. The first quarter 2004 CSA crude oil processing rate also reflects a carryover of CSA crude oil inventory from the fourth quarter 2003.

The following table sets forth, in thousands of barrels per day, sales volumes for LCR’s refined products and processing rates for the periods indicated:

	For the three months ended March 31,
	2004	2003
Refined products sales volumes:
Gasoline	115	113
Diesel and heating oil	90	78
Jet fuel	16	21
Aromatics	8	9
Other refined products	92	83

Total refined products sales volumes	321	304

Crude processing rates:
Crude Supply Agreement	238	194
Other crude oil	30	51

Total crude processing rates	268	245

During the first quarter 2003, LCR developed an alternative approach to complying with a mandated low sulfur gasoline standard, which led to a reduction in overall estimated capital expenditures. As a result, LCR recognized impairment of value of $25 million of costs related to the project in the first quarter 2003.

Revenues—Revenues for LCR, including intersegment sales, were $1,154 million in the first quarter 2004 compared to first quarter 2003 revenues of $1,183 million. Revenues in the first quarter 2004 decreased 3% compared to first quarter 2003 revenues, as higher refined product sales volumes were more than offset by lower sales of excess crude oil in the first quarter 2004. The increase in revenues for refined products was primarily due to a 6% increase in sales volumes. Average sales prices for refined products during the first quarter 2004 were comparable to the first quarter 2003. Disruptions in January 2003 that resulted from reduced deliveries of CSA crude oil negatively impacted refined product sales volumes in the first quarter 2003. Also, in the first quarter 2003, the resumption of CSA deliveries in February 2003 resulted in LCR selling excess spot market crude oil that had been purchased as a result of the strike. Total crude processing rates increased 9%, averaging 268,000 barrels per day in the first quarter 2004 and 245,000 barrels per day in the first quarter 2003.

Net Income—LCR’s net income was $91 million in the first quarter 2004 compared to $28 million in the first quarter 2003. The increase in net income was primarily due to processing higher volumes of CSA and total crude oil in the first quarter 2004, and the $25 million charge in the first quarter 2003 related to previously capitalized costs for the low sulfur gasoline project. Margins for spot market crude oil were higher, compared to the first quarter 2003, as industry refining margins improved significantly in the first quarter 2004 due to the high gasoline market prices. Net income in the first quarter 2003 was negatively affected by the strike in Venezuela and the resulting disruption in CSA crude oil deliveries, higher natural gas costs and the $25 million charge.

First Quarter 2004 versus Fourth Quarter 2003

LCR’s net income in the first quarter 2004 was $91 million and $73 million in the fourth quarter 2003. The increase in net income was primarily due to processing higher volumes of CSA and higher margins. LCR’s total crude processing rate in the first quarter 2004 was comparable to the previous quarter, averaging 268,000 barrels per day compared to 271,000 barrels per day in the fourth quarter 2003. Crude oil volumes processed under the CSA averaged 238,000 barrels per day during the first quarter 2004 compared to 227,000 barrels per day in the fourth quarter 2003. Product margins for spot crude oil and aromatics were higher in the first quarter 2004. The benefit from processing higher CSA volumes in the first quarter 2004 was partly offset by higher natural gas costs in the first quarter 2004 compared to the fourth quarter 2003.

FINANCIAL CONDITION

Operating Activities—Operating activities provided cash of $68 million in the first quarter 2004 compared to $46 million in the first quarter 2003. The increase in operating cash flow in the 2004 period primarily reflected improved operating results compared to the first quarter 2003. While the first quarter 2003 had weaker operating results, it benefited from the receipt of income tax refunds and settlements, totaling $64 million. Lyondell recovered all refundable prior year U.S. income taxes in 2003 and does not expect a refund in 2004.

Increases in the main components of working capital – accounts receivable, inventory and accounts payable – were comparable, using cash of $21 million in the first quarter 2004 and $17 million in the first quarter 2003. However, in March 2003, Lyondell paid certain Equistar product invoices totaling $23 million for product delivered in March 2003 in consideration of discounts offered by Equistar for early payment. Such payable otherwise would have been expected to be paid in April 2003. Absent this early payment, payables increased $59 million in the first quarter 2003 compared to a $6 million decrease in the first quarter 2004. The first quarter 2003 payables increase primarily reflected the effect of high natural gas prices, which spiked to $8.79 per million BTUs in March 2003 compared to $4.88 per million BTUs in March 2004.

Investing Activities—Investing activities used cash of $6 million in the first quarter 2004 and provided cash of $30 million in the first quarter 2003. The change was primarily due to the receipt of $28 million of proceeds from Lyondell’s sale of a 10% interest in Nihon-Oxirane in the first quarter 2003.

The following table summarizes the capital expenditures of Lyondell and its principal joint ventures as well as their 2004 budgeted capital spending.

	Annual Budget 2004	For the three months ended March 31,
Millions of dollars		2004	2003
Capital expenditures – 100% basis:
Lyondell	$59	$11	$9
Equistar	148	19	13
LCR	90	15	15

Capital expenditures – Lyondell proportionate share:
Lyondell – 100%	$59	$11	$9
Equistar – 70.5%	104	13	9
LCR – 58.75%	53	9	9

Total capital expenditures	216	33	27
Contributions to European PO Joint Venture	10	2	27
Contributions to U.S. PO Joint Venture	—	2	3

Total capital expenditures and contributions to PO joint ventures	$226	$37	$57

The 2004 capital budgets of Lyondell and its principal joint ventures include spending for regulatory and environmental compliance projects. Lyondell expects that full year 2004 capital spending will be at the budgeted level.

The following table summarizes Lyondell’s cash distributions from and cash contributions to its principal joint venture affiliates:

	For the three months ended March 31,
Millions of dollars	2004	2003
Cash distributions from joint venture affiliates:
LCR	$63	$88
Equistar	—	—
Other	11	2

Total distributions	74	90
Less: Earnings of affiliates	56	19

Total distributions from affiliates in excess of earnings	$18	$71

Cash contributions to joint venture affiliates:
LCR	$9	$21
Equistar	—	—
European PO Joint Venture, including capitalized interest	2	27
U.S. PO Joint Venture	2	3

Total	$13	$51

LCR’s higher distributions in the first quarter 2003 reflected resumption of cash distributions after uncertainties in cash flow, stemming from the national strike in Venezuela, negatively affected fourth quarter 2002 cash distributions. Equistar did not make distributions to its partners in the first quarter 2004, nor were any made in 2003.

Financing Activities—Financing activities used cash of $28 million in the first quarter 2004 and $31 million in the first quarter 2003, primarily for dividend payments.

Lyondell has two series of common stock outstanding; original common stock and Series B common stock. Lyondell paid a regular quarterly dividend of $0.225 per share of original common stock, or $31 million, in the first quarter 2004. Lyondell elected to pay the regular quarterly dividend on each share of outstanding Series B common stock in kind in the form of 523,920 shares of Series B common stock on March 29, 2004.

Lyondell obtained further amendments to its credit facility in February 2004 to provide additional financial flexibility by easing certain financial ratio requirements. See “Liquidity and Capital Resources–Long-Term Debt” below.

Liquidity and Capital Resources—Lyondell’s balance sheet remains highly leveraged. As of March 31, 2004, long-term debt, including current maturities, totaled $4.2 billion, or approximately 77% of total capitalization. In addition, as of March 31, 2004, Lyondell’s joint ventures had approximately $2.8 billion of debt (see “Joint Venture Debt” below) and Lyondell remains contingently liable as a guarantor of $300 million of that debt.

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

At March 31, 2004, Lyondell had cash on hand of $471 million. In addition, the $350 million revolving credit facility, which matures in June 2005, was undrawn at March 31, 2004. Amounts available under the revolving credit facility are reduced to the extent of certain outstanding letters of credit provided under the credit facility, which totaled $52 million as of March 31, 2004.

Long-Term Debt—The secured credit facility and the indentures pertaining to Lyondell’s senior secured notes and senior subordinated notes contain covenants that, subject to exceptions, restrict sale and leaseback transactions, lien incurrence, debt incurrence, dividends, investments, non-regulatory capital expenditures, certain payments, sales of assets and mergers. In connection with a proposed transaction with Millennium, see “Proposed Transaction with Millennium” below, Lyondell will request an amendment to its credit facility, as well as to its accounts receivable sales facility to permit the proposed transaction prior to closing the proposed transaction.

In addition, the credit facility requires Lyondell to maintain specified financial ratios and consolidated net worth, as defined in the credit facility. In response to ongoing adverse conditions in the industry, in February 2004, Lyondell obtained amendments to its credit facility to provide additional financial flexibility by easing certain financial ratio requirements. Beginning in the fourth quarter 2004, the financial ratio requirements under the Lyondell credit facility become increasingly restrictive over time. The breach of these covenants would permit the lenders to declare the loans immediately payable and would permit the lenders under Lyondell’s credit facility to terminate future lending commitments. Lyondell was in compliance with all such covenants as of March 31, 2004.

Guarantees of Equistar Debt—Lyondell is guarantor of $300 million of Equistar debt.

Joint Venture Debt—At March 31, 2004, the outstanding debt of Lyondell’s joint ventures to parties other than Lyondell was $2.3 billion for Equistar and $485 million for LCR. This debt is not carried on Lyondell’s balance sheet because, except for the amounts described under “Guarantees of Equistar Debt,” Lyondell has no obligation with respect to that debt. The ability of Equistar and LCR to distribute cash to Lyondell may be affected by restrictive covenants in their respective credit facilities or debt agreements and, in the case of Equistar, is reduced by current weak business conditions.

Off-Balance Sheet Arrangements—Lyondell’s off-balance sheet arrangements are described in Item 7 of its Annual Report on Form 10-K for the year ended December 31, 2003. Lyondell’s off-balance sheet arrangements did not change materially in the quarter ended March 31, 2004.

Equistar Liquidity and Capital Resources—At March 31, 2004, Equistar’s long-term debt, including current maturities, totaled $2.3 billion, or approximately 59% of its total capitalization. Equistar had cash on hand of $111 million. In addition, the total amount available at March 31, 2004 under both the $250 million inventory-based revolving credit facility and the $450 million accounts receivable sales facility was approximately $384 million, which gives effect to the borrowing base and is net of a $75 million unused availability requirement, the $217 million sold under the accounts receivable sales facility and $19 million of outstanding letters of credit under the revolving credit facility. The borrowing base is determined using a formula applied to accounts receivable and inventory balances. The new revolving credit facility requires that the unused available amounts under that facility and the $450 million accounts receivable sales facility equal or exceed $75 million through March 30, 2005 and $50 million thereafter or $100 million thereafter if the interest coverage ratio, as defined, is less than 2:1. There was no borrowing under the revolving credit facility at March 31, 2004.

Equistar’s ability to pay or refinance its debt will depend on future operating performance, which could be affected by general economic, financial, competitive, legislative, regulatory, business and other factors, many of which are beyond its control. Management believes that conditions will be such that cash balances, cash flow from operations, cash generated from higher utilization of the accounts receivable sales facility and funding under the credit facility will be adequate to meet anticipated future cash requirements, including scheduled debt repayments, other contractual obligations, necessary capital expenditures and ongoing operations. However, if future operating cash flows are less than currently anticipated, due to raw material prices or other factors, Equistar may be forced to reduce or delay capital expenditures, sell assets, or reduce operating expenditures.

Accounts Receivable Sales Facility—At March 31, 2004, the balance of Equistar’s accounts receivable sold under an accounts receivable sales facility entered into in December 2003 was $217 million. The balance sold at December 31, 2003 was $102 million. The facility accelerates availability to the business of cash from product sales that otherwise would have been collected over the normal billing and collection cycle. The availability of the accounts receivable sales facility provides one element of Equistar’s ongoing sources of liquidity and capital resources. Upon termination of the facility, cash collections related to accounts receivable then in the pool would first be applied to the outstanding interest sold, but Equistar would in no event be required to repurchase such interest.

Long-Term Debt—The $250 million inventory-based revolving credit facility and the indentures governing Equistar’s senior notes contain covenants that, subject to certain exceptions, restrict lien incurrence, debt incurrence, sales of assets, investments, capital expenditures, certain payments, and mergers. The breach of these covenants would permit the lenders or noteholders to declare any outstanding debt immediately payable and would permit the lenders under Equistar’s new credit facility to terminate future lending commitments. Equistar was in compliance with all covenants under these agreements as of March 31, 2004.

LCR Liquidity and Capital Resources—LCR maintains a $450 million bank term loan facility and a $70 million working capital revolving credit facility, both of which mature in June 2004. The facilities are secured by substantially all of the assets of LCR. The revolving credit facility, which was undrawn at March 31, 2004, is reduced to the extent of outstanding letters of credit provided under the credit facility, which totaled $3 million as of March 31, 2004. LCR was in compliance with all covenants under its debt facilities as of March 31, 2004.

LCR has entered into agreements with a major financial institution to refinance the facilities with a $450 million senior secured term loan facility and a $100 million senior secured revolving credit facility. The new three-year facilities would have terms similar to the existing facilities, would be secured by substantially all of the assets of LCR and would contain covenants that require LCR to maintain specified financial ratios. LCR would have been in compliance with all such ratios as of March 31, 2004. The refinancing is expected to be completed in May 2004.

Also, during May 2004, Lyondell and CITGO extended the maturity of the loans payable to partners, including $229 million payable to Lyondell and $35 million payable to CITGO, from March 31, 2005 to July 1, 2005. As part of the refinancing, the maturity would be further extended to a date six months after the maturity date of the new senior secured facilities.

PROPOSED TRANSACTION WITH MILLENNIUM

In late March 2004, Lyondell and Millennium executed a definitive agreement for Lyondell to acquire Millennium in a stock-for-stock business combination of the two companies. The proposed transaction is subject to approval by both Lyondell and Millennium shareholders, the amendment of Lyondell’s and Millennium’s respective bank credit agreements and Lyondell’s accounts receivable sales facility and other customary conditions. Lyondell anticipates that the proposed transaction will close during the third quarter of 2004; however, there can be no assurance that the proposed transaction will be completed. In connection with the proposed transaction, Lyondell expects that the combined company will incur approximately $100 million of costs.

The balance sheets of Lyondell, Millennium and Equistar are, and the balance sheet of the combined company will remain, highly leveraged. The total pro forma consolidated debt of Lyondell would have been approximately $8 billion at December 31, 2003, representing approximately 77% of Lyondell’s pro forma consolidated capitalization. This debt amount includes the debt of Equistar, which will be treated as a consolidated subsidiary for accounting purposes after completion of the proposed transaction. The level of debt and the limitations imposed on Lyondell, Millennium and Equistar by their respective current, or future, debt agreements could have significant consequences on the combined company’s business and future prospects.

The businesses of Lyondell, Millennium and Equistar are, and the combined company’s business will continue to be, subject to the cyclical and volatile nature of the supply-demand balance in both the chemical and refining industries. This cyclicality and volatility could affect the combined company’s income and cash flow and, as a result, its financial position. As a result of excess industry capacity, weak product demand, and rising energy and raw material prices, Lyondell, Millennium and Equistar all reported operating losses in 2003.

See “Forward Looking Statements” for additional risks that could affect the businesses of the companies. Lyondell and Millennium will send their respective shareholders a joint proxy statement/prospectus in connection with the proposed transaction. Investors and security holders are urged to read that document for more information about the proposed transaction.

CURRENT BUSINESS OUTLOOK

Improving industry conditions have enabled Lyondell and Equistar to deal with continuing high and volatile raw material and energy prices more successfully than at any other time in the past three years. Although it may be premature to say that the economy and the chemical industry have entered a sustained strong upturn, with continued solid global economic growth and some stabilization of energy prices, Lyondell and Equistar could benefit from improvement in both demand and product margins during the course of 2004.

Lyondell and Equistar have scheduled major maintenance turnarounds in the second quarter 2004, which will have some effect on the second quarter’s operating results. In early May 2004, LCR experienced storm damage to a vent stack, which necessitated a temporary reduction in refinery operating rates. Based on preliminary analyses, Lyondell expects that operating rates may remain somewhat below full capacity for approximately three to four weeks and the after-tax effect on Lyondell’s results of operations for the second quarter 2004 will be less than $10 million. LCR anticipates continued deliveries of CSA crude oil at contract rates.

Item 3. Disclosure of Market and Regulatory Risk

Lyondell’s exposure to market and regulatory risks is described in Item 7a of its Annual Report on Form 10-K for the year ended December 31, 2003. Lyondell’s exposure to market and regulatory risks has not changed materially in the quarter ended March 31, 2004, except as noted in the “Clean Air Act” section of Note 9 to the Consolidated Financial Statements.

Item 4. Controls and Procedures

Lyondell performed an evaluation, under the supervision and with the participation of its management, including the President and Chief Executive Officer (principal executive officer) and Senior Vice President and Chief Financial Officer (principal financial officer), of the effectiveness of Lyondell’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2004. Based upon that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that Lyondell’s disclosure controls and procedures are effective.

There were no changes in Lyondell’s internal control over financial reporting that occurred during Lyondell’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, Lyondell’s internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this report are “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements can be identified by words such as “estimate,” “believe,” “expect,” “anticipate,” “plan,” “budget” or other words that convey the uncertainty of future events or outcomes. Many of these forward-looking statements have been based on expectations and assumptions about future events that may prove to be inaccurate. While management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond Lyondell’s control. Lyondell’s, its subsidiaries’ or its joint ventures’ actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to:

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

In addition to the factors listed above, the following factors, and other factors, could affect the proposed transaction with Millennium and the anticipated results:

•	approval by Lyondell’s and Millennium’s respective shareholders,

•	amendments to Lyondell’s and Millennium’s respective credit facilities,

•	the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Act,

•	the receipt of other competition law clearances, and

•	the parties’ ability to achieve expected synergies in the transaction within the expected timeframes or at all.

Any of these factors, or a combination of these factors, could materially affect Lyondell’s, its subsidiaries’ or its joint ventures’ future results of operations and the ultimate accuracy of the forward-looking statements. These forward-looking statements are not guarantees of Lyondell’s, its subsidiaries’ or its joint ventures’ future performance, and Lyondell’s, its subsidiaries’ or its joint ventures’ actual results and future developments may differ materially from those projected in the forward-looking statements. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or prior earnings levels.

All forward-looking statements in this Form 10-Q are qualified in their entirety by the cautionary statements contained in this section, in Lyondell’s Annual Report on Form 10-K for the year ended December 31, 2003 and in Lyondell’s Form S-4 filed with the SEC on April 26, 2004 containing a preliminary joint proxy statement/prospectus regarding the proposed transaction with Millennium, as amended or supplemented. These factors are not necessarily all of the important factors that could affect Lyondell, its subsidiaries or its joint ventures. Use caution and common sense when considering these forward-looking statements. Lyondell does not intend to update these statements unless securities laws require it to do so. In addition, this Form 10-Q contains summaries of contracts and other documents. These summaries may not contain all of the information that is important to an investor, and reference is made to the actual contract or document for a more complete understanding of the contract or document involved.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments with respect to Lyondell’s legal proceedings previously reported in the Annual Report on Form 10-K for the year ended December 31, 2003.

Item 2. Purchases of Equity Securities

During the first quarter of 2004, Lyondell purchased the following shares of its common stock:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 2004	156,939	$17.79	—	—

February 2004	—	—	—	—

March 2004	—	—	—	—

(a)	None of the shares set forth in this column were purchased under a publicly announced plan or program. All of the shares were purchased in open market transactions.

Item 4. Submission of Matters to a Vote of Security Holders

Lyondell held its annual meeting of shareholders on May 6, 2004. The shareholders elected all of Lyondell’s eleven nominees for director and ratified the appointment of PricewaterhouseCoopers LLP as Lyondell’s independent auditors for 2004. The votes were as follows:

1. Election of Directors:

Nominee	For	Withheld
Carol A. Anderson	168,375,652	3,673,770
William T. Butler	168,685,269	3,364,152
Stephen I. Chazen	167,509,699	4,539,723
Travis Engen	163,997,820	8,051,602
Stephen F. Hinchliffe, Jr.	168,302,141	3,747,281
Danny W. Huff	168,568,190	3,481,232
Ray R. Irani	167,250,596	4,798,826
David J. Lesar	168,518,495	3,530,927
Dudley C. Mecum	168,700,249	3,349,173
Dan F. Smith	168,629,325	3,420,097
William R. Spivey	168,401,306	3,648,116

2. Appointment of PricewaterhouseCoopers LLP:
For:	170,091,598
Against:	1,737,082
Abstain:	220,741
Broker Non-Votes:	0

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.3(a)	Amendment No. 1 dated as of March 26, 2004 to Amended and Restated Supplementary Executive Retirement Plan

10.5(a)	Amendment No. 1 dated as of March 26, 2004 to Amended and Restated Executive Deferral Plan

10.8(a)	Amendment No. 1 dated as of March 26, 2004 to Amended and Restated Supplemental Executive Benefit Plans Trust Agreement

10.11(a)	Amendment No. 1 dated as of March 28, 2004 to Amended and Restated Elective Deferral Plan for Non-Employee Directors

10.12(b)	Amendment No. 2 dated as of March 28, 2004 to Amended and Restated Retirement Plan for Non-Employee Directors

10.14(a)	Amendment No. 1 dated as of March 28, 2004 to Amended and Restated Non-Employee Directors Benefit Plans Trust Agreement

10.17(a)	Amendment No. 1 dated as of March 26, 2004 to Amended and Restated Lyondell Chemical Company Executive Severance Pay Plan

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Principal Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

(b) Reports on Form 8-K

The following Current Reports on Form 8-K were filed or furnished during the quarter ended March 31, 2004 and through the date hereof:

Date of Report	Item No.	Financial Statements
January 16, 2004	5	No
January 29, 2004	12	No
March 28, 2004	5 and 7	No
April 15, 2004	5	No
April 22, 2004	12	No

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lyondell Chemical Company

Dated: May 7, 2004	/s/ Charles L. Hall
Charles L. Hall Vice President and Controller (Duly Authorized and Principal Accounting Officer)