Form 10-Q
period 2004-06-30
LYONDELL CHEMICAL CO
filed 2004-08-06
CIK 842635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Number of shares of common stock outstanding as of June 30, 2004: 178,491,306

(includes common stock, $1.00 par value, and Series B common stock, $1.00 par value)

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LYONDELL CHEMICAL COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended June 30,		For the six months ended June 30,
Millions of dollars, except per share data	2004	2003	2004	2003
Sales and other operating revenues	$1,161	$913	$2,266	$1,902
Cost of sales	1,084	866	2,113	1,822
Selling, general and administrative expenses	49	45	94	87
Research and development expenses	8	8	16	17

	1,141	919	2,223	1,926

Operating income (loss)	20	(6)	43	(24)
Interest expense	(111)	(102)	(222)	(202)
Interest income	3	3	5	20
Other income (expense), net	(3)	(3)	(4)	13

Loss before equity investments and income taxes	(91)	(108)	(178)	(193)

Income (loss) from equity investments:
Equistar Chemicals, LP	33	(32)	39	(132)
LYONDELL-CITGO Refining LP	63	37	119	56
Other	1	(4)	2	(6)

	97	1	160	(82)

Income (loss) before income taxes	6	(107)	(18)	(275)
Provision for (benefit from) income taxes	3	(39)	(6)	(94)

Net income (loss)	$3	$(68)	$(12)	$(181)

Basic and diluted earnings (loss) per share	$0.02	$(0.43)	$(0.07)	$(1.13)

See Notes to the Consolidated Financial Statements.

LYONDELL CHEMICAL COMPANY

CONSOLIDATED BALANCE SHEETS

Millions, except shares and par value data	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$455	$438
Accounts receivable:
Trade, net	414	365
Related parties	83	84
Inventories	327	347
Prepaid expenses and other current assets	59	82
Deferred tax assets	43	43

Total current assets	1,381	1,359
Property, plant and equipment, net	2,533	2,640
Investments and long-term receivables:
Investment in Equistar Chemicals, LP	1,002	965
Investment in PO joint ventures	831	866
Investment in and receivable from LYONDELL-CITGO Refining LP	209	232
Other investments and long-term receivables	88	85
Goodwill	1,080	1,080
Other assets, net	382	406

Total assets	$7,506	$7,633

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	$314	$284
Related parties	156	147
Accrued liabilities	244	268

Total current liabilities	714	699
Long-term debt	4,152	4,151
Other liabilities	686	680
Deferred income taxes	768	792
Commitments and contingencies
Minority interest	138	155
Stockholders’ equity:
Common stock, $1.00 par value, 340,000,000 shares authorized, 142,330,000 shares issued	142	142
Series B common stock, $1.00 par value, 80,000,000 shares authorized, 37,879,455 and 36,823,421 shares issued, respectively	38	37
Additional paid-in capital	1,588	1,571
Retained deficit	(574)	(474)
Accumulated other comprehensive loss	(98)	(54)
Treasury stock, at cost, 1,718,149 and 2,360,834 shares, respectively	(48)	(66)

Total stockholders’ equity	1,048	1,156

Total liabilities and stockholders’ equity	$7,506	$7,633

See Notes to the Consolidated Financial Statements.

LYONDELL CHEMICAL COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
Millions of dollars	2004	2003
Cash flows from operating activities:
Net loss	$(12)	$(181)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	127	118
(Income) losses from equity investments	(160)	82
Distributions of earnings from affiliates	120	56
Deferred income taxes	(8)	(92)
Gain on sale of equity interest	—	(18)
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(56)	(4)
Inventories	17	(14)
Accounts payable	50	34
Income taxes refundable, net of payable	1	33
Other assets and liabilities, net	(1)	14

Net cash provided by operating activities	78	28

Cash flows from investing activities:
Expenditures for property, plant and equipment	(27)	(238)
Distributions in excess of earnings from affiliates	48	102
Contributions and advances to affiliates	(22)	(78)
Proceeds from sale of equity interest	—	28
Maturity of other short-term investments	—	25

Net cash used in investing activities	(1)	(161)

Cash flows from financing activities:
Dividends paid	(63)	(57)
Issuance of long-term debt	—	318
Repayment of long-term debt	—	(103)
Other	4	(4)

Net cash (used in) provided by financing activities	(59)	154

Effect of exchange rate changes on cash	(1)	1

Increase in cash and cash equivalents	17	22
Cash and cash equivalents at beginning of period	438	286

Cash and cash equivalents at end of period	$455	$308

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

2. Employee Stock Options

In the first quarter 2003, Lyondell adopted the “fair value” method of accounting for employee stock options, the preferred method as defined by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. Lyondell is using the prospective transition method, one of three alternatives under SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, for a voluntary change to the fair value method. Under the prospective transition method, an estimate of the fair value of options granted to employees during 2003 and thereafter is charged to earnings over the related vesting periods. This change resulted in an after-tax charge of approximately $1 million for each of the six-month periods ended June 30, 2004 and 2003.

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

	For the three months ended June 30,		For the six months ended June 30,
Millions of dollars, except per share data	2004	2003	2004	2003
Reported net income (loss)	$3	$(68)	$(12)	$(181)
Add stock-based compensation expense included in net income (loss), net of tax	—	—	1	1
Deduct stock-based compensation expense using fair value method for all awards, net of tax	—	(2)	(1)	(4)

Pro forma net income (loss)	$3	$(70)	$(12)	$(184)

Basic and diluted earnings (loss) per share:
Reported	$0.02	$(0.43)	$(0.07)	$(1.13)
Pro forma	$0.02	$(0.43)	$(0.07)	$(1.15)

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

As described in Note 13, the partners have agreed to a transaction under which, if completed, Equistar, as well as Millennium, will become 100% owned consolidated subsidiaries of Lyondell.

Summarized financial information for Equistar follows:

Millions of dollars	June 30, 2004	December 31, 2003
BALANCE SHEETS
Total current assets	$1,430	$1,261
Property, plant and equipment, net	3,224	3,334
Investments and other assets, net	460	433

Total assets	$5,114	$5,028

Current maturities of long-term debt	$1	$—
Other current liabilities	781	754
Long-term debt	2,312	2,314
Other liabilities and deferred revenues	374	359
Partners’ capital	1,646	1,601

Total liabilities and partners’ capital	$5,114	$5,028

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
STATEMENTS OF INCOME
Sales and other operating revenues	$2,099	$1,597	$4,061	$3,238
Cost of sales	1,951	1,517	3,808	3,193
Selling, general and administrative expenses	41	44	82	84
Research and development expenses	8	10	15	19
(Gain) loss on asset dispositions	—	2	(4)	14

Operating income (loss)	99	24	160	(72)
Interest expense, net	(55)	(53)	(110)	(102)
Other (expense), net	(1)	(20)	(2)	(21)

Net income (loss)	$43	$(49)	$48	$(195)

SELECTED ADDITIONAL INFORMATION
Depreciation and amortization	$77	$76	$153	$154
Expenditures for property, plant and equipment	22	21	41	34

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lyondell’s income or loss from its investment in Equistar consists of Lyondell’s share of Equistar’s income or loss and accretion of the amount by which Lyondell’s underlying equity in Equistar’s net assets exceeds the carrying value of Lyondell’s investment in Equistar. At June 30, 2004, Lyondell’s underlying equity in Equistar’s net assets exceeded the carrying value of its investment in Equistar by approximately $158 million. This difference is being recognized in income over the next 14 years.

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

Lyondell’s investment in and receivable from LCR consisted of the following:

Millions of dollars	June 30, 2004	December 31, 2003
Investment in LCR	$(20)	$3
Receivable from LCR	229	229

Investment in and receivable from LCR	$209	$232

Summarized financial information for LCR follows:

Millions of dollars	June 30, 2004	December 31, 2003
BALANCE SHEETS
Total current assets	$418	$316
Property, plant and equipment, net	1,222	1,240
Other assets	69	81

Total assets	$1,709	$1,637

Current maturities of long-term debt	$5	$—
Other current liabilities	612	386
Long-term debt	445	450
Loans payable to partners	264	264
Other liabilities	122	114
Partners’ capital	261	423

Total liabilities and partners’ capital	$1,709	$1,637

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
STATEMENTS OF INCOME
Sales and other operating revenues	$1,339	$905	$2,493	$2,088
Cost of sales	1,213	822	2,250	1,955
Selling, general and administrative expenses	15	16	31	28

Operating income	111	67	212	105
Interest expense, net	(8)	(9)	(18)	(19)

Net income	$103	$58	$194	$86

SELECTED ADDITIONAL INFORMATION
Depreciation and amortization	$28	$29	$58	$57
Expenditures for property, plant and equipment	14	13	29	28

Lyondell’s income from its investment in LCR consists of Lyondell’s share of LCR’s net income and accretion of the amount by which Lyondell’s underlying equity in LCR’s net assets exceeds the carrying value of Lyondell’s investment in LCR. At June 30, 2004, Lyondell’s underlying equity in LCR’s net assets exceeded the carrying value of its investment in LCR by approximately $262 million. This difference will be recognized in income over the next 24 years.

In May 2004, LCR refinanced its credit facilities with a new $450 million senior secured term loan and a $100 million senior secured revolver, which mature in May 2007. The term loan requires quarterly amortization payments of $1.125 million beginning September 30, 2004. The new facility replaces LCR’s $450 million term loan facility and $70 million revolving credit facility, which were scheduled to mature in June 2004, and is secured by substantially all of the assets of LCR and contains covenants that require LCR to maintain specified financial ratios.

As part of the refinancing, Lyondell and CITGO also extended the maturity of the loans payable to partners, including $229 million payable to Lyondell and $35 million payable to CITGO, from July 1, 2005 to January 1, 2008.

5. Inventories

Inventories consisted of the following components:

Millions of dollars	June 30, 2004	December 31, 2003
Finished goods	$246	$269
Work-in-process	7	7
Raw materials	35	33
Materials and supplies	39	38

Total inventories	$327	$347

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Property, Plant and Equipment, Net

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows:

Millions of dollars	June 30, 2004	December 31, 2003
Land	$11	$11
Manufacturing facilities and equipment	3,383	3,453
Construction in progress	46	15

Total property, plant and equipment	3,440	3,479
Less accumulated depreciation	(907)	(839)

Property, plant and equipment, net	$2,533	$2,640

Depreciation and amortization is summarized as follows:

	For the three months ended June 30,		For the six months ended June 30,
Millions of dollars	2004	2003	2004	2003
Property, plant and equipment	$43	$43	$87	$83
Investment in PO joint ventures	10	7	22	15
Turnaround costs	3	3	6	7
Software costs	3	3	5	5
Other	5	5	7	8

Total depreciation and amortization	$64	$61	$127	$118

In addition, amortization of debt issuance costs of $5 million and $4 million for the three-month periods ended June 30, 2004 and 2003, respectively, and $9 million and $8 million for the six-month periods ended June 30, 2004 and 2003, respectively, is included in interest expense in the Consolidated Statements of Income.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Long-Term Debt

Long-term debt consisted of the following:

Millions of dollars	June 30, 2004	December 31, 2003
Bank credit facility:
Revolving credit facility	$—	$—
Other debt obligations:
Senior Secured Notes, Series A due 2007, 9.625%	900	900
Senior Secured Notes, Series B due 2007, 9.875%	1,000	1,000
Senior Secured Notes due 2008, 9.5%	730	730
Senior Secured Notes due 2012, 11.125%	278	278
Senior Secured Notes due 2013, 10.5%	325	325
Senior Subordinated Notes due 2009, 10.875%	500	500
Debentures due 2005, 9.375%	100	100
Debentures due 2010, 10.25%	100	100
Debentures due 2020, 9.8%	225	225
Other	2	2
Unamortized discount	(8)	(9)

Total long-term debt	4,152	4,151
Less current maturities	—	—
Long-term debt, net	$4,152	$4,151

In February 2004, in response to ongoing adverse conditions in the industry, Lyondell obtained amendments to its credit facility to provide additional financial flexibility by easing certain financial ratio requirements. In June 2004, Lyondell obtained an amendment to its credit facility that permits the proposed transaction with Millennium as described in Note 13.

8. Pension and Other Postretirement Benefits

Net periodic pension and other postretirement benefit costs included the following components for the periods presented:

	Pension Benefits				Other Postretirement Benefits
	For the three months ended June 30,		For the six months ended June 30,		For the three months ended June 30,		For the six months ended June 30,
Millions of dollars	2004	2003	2004	2003	2004	2003	2004	2003
Components of net periodic benefit cost:
Service cost	$7	$5	$13	$10	$—	$—	$1	$1
Interest cost	10	9	20	19	2	2	3	3
Recognized gain on plan assets	(7)	(6)	(14)	(12)	—	—	—	—
Actuarial and investment loss amortization	5	6	11	12	—	—	—	—

Net periodic benefit cost	$15	$14	$30	$29	$2	$2	$4	$4

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lyondell previously disclosed, in its financial statements for the year ended December 31, 2003, that it expected to contribute approximately $57 million to its pension plans in 2004. As a result of pension funding relief legislation enacted in April 2004, Lyondell estimates that the 2004 pension contribution will decrease to approximately $36 million.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was enacted in December 2003. In January 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP FAS 106-1 permitted, and Lyondell elected, to defer recognition of the effects of the Act in accounting for its plans until the FASB developed and issued authoritative guidance on accounting for subsidies provided by the Act. In May 2004, the FASB issued FSP FAS 106-2 of the same title, which gave final guidance on accounting for subsidies under the Act and requires Lyondell to implement its provisions no later than the third quarter 2004, if the effects are significant. Lyondell is currently evaluating the impact of FSP FAS 106-2 and the Act. Through June 30, 2004, the accumulated postretirement benefit obligation and the net periodic postretirement benefit costs do not reflect any potential benefit associated with the subsidy. Lyondell does not expect the effects of the Act to be a significant event and will recognize the effects at the next measurement date for plan assets and obligations, which is expected to be December 31, 2004.

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

Depending on then-current market conditions, any breach or termination of the CSA, or reduction in supply thereunder, would require LCR to purchase all or a portion of its crude oil in the merchant market, which could subject LCR to significant volatility and price fluctuations and could adversely affect LCR and, therefore, Lyondell. There can be no assurance that alternative crude oil supplies with similar margins would be available for purchase by LCR.

Indemnification Arrangements Relating to Equistar—Lyondell, Millennium and Occidental Petroleum Corporation (together with its subsidiaries and affiliates, collectively “Occidental”) have each agreed to provide certain indemnifications or guarantees thereof to Equistar with respect to the petrochemicals and polymers businesses they

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

each contributed. In addition, Equistar agreed to assume third party claims that are related to certain contingent liabilities arising prior to the contribution transactions that are filed prior to December 1, 2004 as to Lyondell and Millennium, and May 15, 2005 as to Occidental, to the extent the aggregate thereof does not exceed $7 million for each entity, subject to certain terms of the respective asset contribution agreements. As of June 30, 2004, Equistar had incurred the full $7 million with respect to the business contributed by Lyondell. Lyondell, Millennium, Occidental and Equistar remain liable under these indemnification or guarantee arrangements to the same extent as they were before Lyondell’s August 2002 acquisition of Occidental’s interest in Equistar and will continue to remain liable to the same extent after the closing of the proposed transaction between Lyondell and Millennium – see Note 13 – except that Lyondell will own 100% of Millennium and Equistar.

Environmental Remediation—As of June 30, 2004, Lyondell’s environmental liability for future remediation costs at current and former plant sites and a limited number of Superfund sites totaled $15 million. Substantially all amounts accrued are expected to be incurred over the next ten years. In the opinion of management, there is currently no material estimable range of possible loss in excess of the liabilities recorded for environmental remediation. However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in investigations by regulatory agencies, could require Lyondell to reassess its potential exposure related to environmental matters.

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

Cumulative capital expenditures through June 30, 2004 by Lyondell, Equistar and LCR relating to NOx emission reductions totaled $19 million, $85 million and $12 million, respectively. Lyondell’s proportionate share of the spending through June 30, 2004 totaled $85 million.

The above range of estimates could be affected by increased costs for stricter proposed controls over highly reactive, volatile organic compounds (“HRVOCs”). The regulatory agency for the state of Texas, the Texas Commission on Environmental Quality, or “TCEQ,” plans to finalize the HRVOC rules by December 2004. Lyondell, Equistar and

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

LCR are still assessing the impact of the proposed HRVOC revisions. In addition, in April 2004, the EPA designated the eight-county Houston/Galveston region a moderate non-attainment area under an “eight-hour” ozone standard. As a result, the TCEQ must submit a plan to the EPA in 2007 to demonstrate compliance with the eight-hour ozone standard in 2010. The TCEQ is continuing with its current plan to revise the HRVOC rules in 2004. The timing and amount of the estimated expenditures are subject to these regulatory and other uncertainties, as well as to obtaining the necessary permits and approvals. There can be no assurance as to the ultimate cost of implementing any plan developed to comply with the final ozone standards.

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

At the state level, a number of states have legislated MTBE bans. Of these, several are midwest states that use ethanol as the oxygenate of choice. Therefore, bans in these states do not impact MTBE demand. However, Connecticut, California and New York have bans of MTBE in place effective January 1, 2004. These bans started to negatively affect MTBE demand during late 2003. In addition, in 2003 several major oil companies substantially reduced or discontinued the use of MTBE in gasoline produced for California markets, negatively affecting 2003 demand. Lyondell estimates that, in 2003, California, Connecticut and New York combined represented approximately one-fourth of U.S. MTBE industry demand. Other states have enacted or have proposed future MTBE bans and gasoline blenders in these states are making decisions that would lead to deselection of MTBE, which also will negatively impact U.S. MTBE industry demand.

At this time, Lyondell cannot predict the full impact that these potential U.S. federal and state governmental initiatives and state bans will have on MTBE margins or volumes longer term. Lyondell’s North American MTBE sales represented approximately 17% of its total 2003 revenues. Lyondell intends to continue marketing MTBE in the U.S. In the short term, in response to market conditions, Lyondell is capable of adjusting, within design limits, the relative ratios of propylene oxide (“PO”) and tertiary butyl alcohol (“TBA”) produced at its PO/TBA plants. It can also shift more of its PO production to PO/Styrene Monomer (“SM”) plants from PO/TBA plants, as necessary. This flexibility has increased with the fourth quarter 2003 startup of the Maasvlakte PO/SM plant. However, should it become necessary or desirable to significantly reduce MTBE production, Lyondell would need to make capital expenditures to add the flexibility to produce alternative gasoline blending components, such as iso-octane, iso-octene or ethyl tertiary butyl ether (“ETBE”), at its U.S.-based MTBE plant. The current estimated costs for converting Lyondell’s U.S.-based MTBE plant to iso-octene production is less than $20 million, whereas the current estimated costs for converting to iso-octane production range from $65 million to $75 million. Lyondell’s U.S.-based MTBE plant could be converted to ETBE production with minimal capital expenditure. Lyondell is pursuing ETBE viability through legislative efforts. One key hurdle is equal access to the federal subsidy provided for ethanol blended into gasoline for the ethanol component of ETBE. Lyondell is currently evaluating the iso-octene alternative prior to making any major capital commitments and any ultimate decision could be influenced by further regulatory and market developments. The profit contribution related to alternative gasoline blending components is likely to be lower than that historically realized on MTBE.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Clean Air Act also specified certain emissions standards for vehicles and, in 1998, the EPA concluded that additional controls on gasoline and diesel fuel were necessary. New standards for gasoline were finalized in 1999 and required refiners to phase in production of a lower sulfur-content gasoline in 2004, with final compliance by 2007. A new “on-road” diesel standard was adopted in January 2001 and will require refiners of on-road diesel fuel to produce 80% as ultra low sulfur diesel (“ULSD”) by June 2006 and 100% by the end of 2009. The off-road diesel fuel standards, which were finalized during the second quarter of 2004, provide for phased implementation from 2007 to 2014. These gasoline and diesel fuel standards will result in increased capital investment for LCR.

LCR currently estimates that capital spending to comply with the low sulfur gasoline standard and the new diesel fuel standards will range between $165 million and $205 million. In 2003, LCR developed alternative approaches to complying with the low sulfur gasoline standard and the new diesel fuel standard that led to an approximate $300 million reduction in overall estimated capital expenditures for these projects. As a result, LCR recognized impairment of value of $25 million of project costs incurred to date, which are not included in the current estimate. LCR has spent approximately $31 million, excluding the $25 million charge, as of June 30, 2004 for both the gasoline and diesel fuel standards projects. Lyondell’s 58.75% share of these incremental capital expenditures for these projects is not expected to exceed $120 million. In addition, these standards could result in higher operating costs for LCR. Equistar’s business may also be impacted if these standards increase the cost for processing fuel components.

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

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Per Share Data

Basic earnings per share for the periods presented are computed based upon the weighted average number of shares of original common stock and Series B common stock outstanding during the periods. Diluted earnings per share also include the effect of outstanding stock options and warrants. These stock options and warrants were antidilutive for the six months ended June 30, 2004 and for the three- and six-month periods ended June 30, 2003. Potentially dilutive options and warrants for 16,138,100 shares of original common stock were outstanding at June 30, 2004.

Earnings per share data and dividends declared per share of common stock were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Weighted average shares, in thousands:
Basic	177,101	161,023	176,822	160,722
Diluted	177,806	161,023	176,822	160,722

Basic and diluted earnings (loss) per share	$0.02	$(0.43)	$(0.07)	$(1.13)

Dividends declared per share of common stock	$0.225	$0.225	$0.45	$0.45

11. Comprehensive Loss

The components of the comprehensive loss were as follows:

	For the three months ended June 30,		For the six months ended June 30,
Millions of dollars	2004	2003	2004	2003
Net income (loss)	$3	$(68)	$(12)	$(181)
Other comprehensive gain (loss):
Foreign currency translation gain (loss)	(6)	67	(42)	119
Other	—	—	(2)	—

Total other comprehensive income (loss)	(6)	67	(44)	119

Comprehensive loss	$(3)	$(1)	$(56)	$(62)

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Segment and Related Information

Lyondell operates in four reportable segments:

•	Intermediate chemicals and derivatives (“IC&D”), including PO, propylene glycol, propylene glycol ethers, butanediol, toluene diisocyanate, styrene, and MTBE and other TBA derivatives;

•	Petrochemicals, which include ethylene, ethylene glycol, ethylene oxide and derivatives, propylene, butadiene, and aromatics;

•	Polymers, which primarily include polyethylene; and

•	Refining of crude oil.

Lyondell’s entire $1.1 billion balance of goodwill is allocated to the IC&D segment.

Summarized financial information concerning reportable segments is shown in the following table:

Millions of dollars	IC&D	Petrochemicals	Polymers	Refining	Unallocated	Total
For the three months ended June 30, 2004:
Sales and other operating revenues	$1,161	$—	$—	$—	$—	$1,161
Operating income	20	—	—	—	—	20
Income (loss) from equity investments	1	96	(4)	63	(59)	97

For the three months ended June 30, 2003:
Sales and other operating revenues	$913	$—	$—	$—	$—	$913
Operating loss	(6)	—	—	—	—	(6)
Income (loss) from equity investments	(4)	60	(20)	37	(72)	1

For the six months ended June 30, 2004:
Sales and other operating revenues	$2,266	$—	$—	$—	$—	$2,266
Operating income	43	—	—	—	—	43
Income (loss) from equity investments	2	169	(14)	119	(116)	160

For the six months ended June 30, 2003:
Sales and other operating revenues	$1,902	$—	$—	$—	$—	$1,902
Operating loss	(24)	—	—	—	—	(24)
Income (loss) from equity investments	(6)	38	(44)	56	(126)	(82)

“Income (loss) from equity investments - Unallocated” as presented above consists of Equistar items not allocated to segments, principally general and administrative expenses and interest expense, net.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Proposed Transaction with Millennium

In March 2004, Lyondell and Millennium executed a definitive agreement for Lyondell to acquire Millennium in a stock-for-stock business combination of the two companies. The proposed transaction is subject to approval by Lyondell and Millennium shareholders and other customary conditions. Lyondell and Millennium have obtained amendments to Lyondell’s and Millennium’s respective bank credit agreements and Lyondell’s accounts receivable sales facility that were required to permit the proposed transaction. Lyondell anticipates that the proposed transaction will close during the fourth quarter of 2004; however, there can be no assurance that the proposed transaction will be completed.

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

LCNL, a Delaware corporation and a wholly owned subsidiary of Lyondell, owns a Dutch subsidiary that operates chemical production facilities near Rotterdam, The Netherlands. ACTI is a Delaware corporation, which holds the investment in ACTLP. ACTLP is a Delaware limited partnership, which holds and licenses technology to other Lyondell affiliates and to third parties. The Guarantors are all 100% owned subsidiaries of Lyondell. The guarantees are joint and several and full and unconditional. Separate financial statements of the Guarantors are not considered to be material to the holders of the senior subordinated notes and senior secured notes. The following condensed consolidating financial information present supplemental information for the Guarantors as of June 30, 2004 and December 31, 2003 and for the three-month and six-month periods ended June 30, 2004 and 2003. Certain amounts from prior periods have been reclassified to conform to current period presentations.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION (UNAUDITED)

BALANCE SHEET

As of June 30, 2004

Millions of dollars	Lyondell	Guarantors	Non- Guarantors	Eliminations	Consolidated Lyondell
Total current assets	$829	$264	$288	$—	$1,381
Property, plant and equipment, net	803	828	902	—	2,533
Investments and long-term receivables	5,279	273	1,877	(5,299)	2,130
Goodwill	723	349	8	—	1,080
Other assets	278	69	35	—	382

Total assets	$7,912	$1,783	$3,110	$(5,299)	$7,506

Current liabilities	$431	$154	$129	$—	$714
Long-term debt	4,150	—	2	—	4,152
Other liabilities	620	43	23	—	686
Deferred income taxes	505	170	93	—	768
Intercompany liabilities (assets)	1,158	188	(1,346)	—	—
Minority interest	—	25	138	(25)	138
Stockholders’ equity	1,048	1,203	4,071	(5,274)	1,048

Total liabilities and stockholders’ equity	$7,912	$1,783	$3,110	$(5,299)	$7,506

BALANCE SHEET

As of December 31, 2003

Millions of dollars	Lyondell	Guarantors	Non- Guarantors	Eliminations	Consolidated Lyondell
Total current assets	$824	$223	$312	$—	$1,359
Property, plant and equipment, net	817	879	944	—	2,640
Investments and long-term receivables	5,201	294	1,873	(5,220)	2,148
Goodwill	723	349	8	—	1,080
Other assets	271	76	59	—	406

Total assets	$7,836	$1,821	$3,196	$(5,220)	$7,633

Current liabilities	$441	$142	$116	$—	$699
Long-term debt	4,149	—	2	—	4,151
Other liabilities	609	44	27	—	680
Deferred income taxes	517	185	90	—	792
Intercompany liabilities (assets)	964	274	(1,238)	—	—
Minority interest	—	24	155	(24)	155
Stockholders’ equity	1,156	1,152	4,044	(5,196)	1,156

Total liabilities and stockholders’ equity	$7,836	$1,821	$3,196	$(5,220)	$7,633

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION (UNAUDITED)—(Continued)

STATEMENT OF INCOME

For the Three Months Ended June 30, 2004

Millions of dollars	Lyondell	Guarantors	Non- Guarantors	Eliminations	Consolidated Lyondell
Sales and other operating revenues	$676	$365	$269	$(149)	$1,161
Cost of sales	629	333	271	(149)	1,084
Selling, general and administrative expenses	32	7	10	—	49
Research and development expenses	8	—	—	—	8

Operating income (loss)	7	25	(12)	—	20
Interest income (expense), net	(110)	—	2	—	(108)
Other income (expense), net	(12)	(2)	10	1	(3)
Income (loss) from equity investments	91	42	56	(92)	97
Intercompany income (expense)	(17)	3	14	—	—
(Benefit from) provision for income taxes	(44)	23	24	—	3

Net income (loss)	$3	$45	$46	$(91)	$3

STATEMENT OF INCOME

For the Three Months Ended June 30, 2003

Millions of dollars	Lyondell	Guarantors	Non- Guarantors	Eliminations	Consolidated Lyondell
Sales and other operating revenues	$538	$264	$274	$(163)	$913
Cost of sales	559	249	221	(163)	866
Selling, general and administrative expenses	25	7	13	—	45
Research and development expenses	8	—	—	—	8

Operating income (loss)	(54)	8	40	—	(6)
Interest income (expense), net	(107)	6	2	—	(99)
Other income (expense), net	(14)	2	8	1	(3)
Income (loss) from equity investments	62	34	(32)	(63)	1
Intercompany income (expense)	(26)	12	14	—	—
(Benefit from) provision for income taxes	(71)	22	10	—	(39)

Net income (loss)	$(68)	$40	$22	$(62)	$(68)

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION (UNAUDITED)—(Continued)

STATEMENT OF INCOME

For the Six Months Ended June 30, 2004

Millions of dollars	Lyondell	Guarantors	Non- Guarantors	Eliminations	Consolidated Lyondell
Sales and other operating revenues	$1,368	$695	$509	$(306)	$2,266
Cost of sales	1,253	646	520	(306)	2,113
Selling, general and administrative expenses	65	12	17	—	94
Research and development expenses	16	—	—	—	16

Operating income (loss)	34	37	(28)	—	43
Interest income (expense), net	(220)	—	3	—	(217)
Other income (expense), net	(31)	(3)	29	1	(4)
Income (loss) from equity investments	155	83	78	(156)	160
Intercompany income (expense)	(40)	13	27	—	—
(Benefit from) provision for income taxes	(90)	46	38	—	(6)

Net income (loss)	$(12)	$84	$71	$(155)	$(12)

STATEMENT OF INCOME
For the Six Months Ended June 30, 2003

Millions of dollars	Lyondell	Guarantors	Non- Guarantors	Eliminations	Consolidated Lyondell
Sales and other operating revenues	$1,160	$524	$539	$(321)	$1,902
Cost of sales	1,203	495	445	(321)	1,822
Selling, general and administrative expenses	47	13	27	—	87
Research and development expenses	17	—	—	—	17

Operating income (loss)	(107)	16	67	—	(24)
Interest income (expense), net	(195)	10	3	—	(182)
Other income (expense), net	(32)	2	42	1	13
Income (loss) from equity investments	76	72	(153)	(77)	(82)
Intercompany income (expense)	(56)	23	33	—	—
(Benefit from) provision for income taxes	(133)	42	(3)	—	(94)

Net income (loss)	$(181)	$81	$(5)	$(76)	$(181)

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION (UNAUDITED)—(Continued)

STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2004

Millions of dollars	Lyondell	Guarantors	Non- Guarantors	Eliminations	Consolidated Lyondell
Net income (loss)	$(12)	$84	$71	$(155)	$(12)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	35	35	57	—	127
Income from equity investments	—	(1)	(39)	—	(40)
Earnings from equity investments in excess of distributions	(117)	—	—	117	—
Deferred income taxes	(90)	46	36	—	(8)
Intercompany (receivables) payables, net	268	(138)	(130)	—	—
Net changes in other assets and liabilities	(3)	8	6	—	11

Net cash provided by (used in) operating activities	81	34	1	(38)	78

Expenditures for property, plant and equipment	(24)	(1)	(2)	—	(27)
Distributions from affiliates in excess of earnings	—	7	41	—	48
Contributions and advances to affiliates	—	(2)	(58)	38	(22)

Net cash provided by (used in) investing activities	(24)	4	(19)	38	(1)

Dividends paid	(63)	—	—	—	(63)
Other	4	—	—	—	4

Net cash used in financing activities	(59)	—	—	—	(59)

Effect of exchange rate changes on cash	—	(1)	—	—	(1)

Increase (decrease) in cash and cash equivalents	$(2)	$37	$(18)	$—	$17

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION (UNAUDITED)—(Continued)

STATEMENT OF CASH FLOWS—(Continued)

For the Six Months Ended June 30, 2003

Millions of dollars	Lyondell	Guarantors	Non- Guarantors	Eliminations	Consolidated Lyondell
Net income (loss)	$(181)	$81	$(5)	$(76)	$(181)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	38	24	56	—	118
Losses from equity investments	—	5	133	—	138
Earnings from equity investments in excess of distributions	(19)	—	—	19	—
Deferred income taxes	(132)	45	(5)	—	(92)
Gain on sale of equity interest	—	—	(18)	—	(18)
Intercompany (receivables) payables, net	73	143	(216)	—	—
Net changes in other assets and liabilities	59	(1)	5	—	63

Net cash provided by (used in) operating activities	(162)	297	(50)	(57)	28

Expenditures for property, plant and equipment	(14)	(219)	(5)	—	(238)
Distributions from affiliates in excess of earnings	—	—	102	—	102
Contributions and advances to affiliates	—	(57)	(78)	57	(78)
Proceeds from sale of equity interest	—	—	28	—	28
Maturity of other short-term investments	25	—	—	—	25

Net cash provided by (used in) investing activities	11	(276)	47	57	(161)

Issuance of long-term debt	318	—	—	—	318
Repayment of long-term debt	(103)	—	—	—	(103)
Dividends paid	(57)	—	—	—	(57)
Other	(4)	—	—	—	(4)

Net cash provided by financing activities	154	—	—	—	154

Effect of exchange rate changes on cash	—	(1)	2	—	1

Increase (decrease) in cash and cash equivalents	$3	$20	$(1)	$—	$22

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with information contained in the Consolidated Financial Statements of Lyondell Chemical Company (“Lyondell”) and the notes thereto.

In addition to comparisons of current operating results with the same period in the prior year, Lyondell has included, as additional disclosure, certain “trailing quarter” comparisons of second quarter 2004 operating results to first quarter 2004 operating results. Lyondell’s and its joint ventures’ businesses are highly cyclical, in addition to experiencing some less significant seasonal effects. Trailing quarter comparisons may offer important insight into the current business direction of Lyondell and its joint ventures.

References to industry benchmark prices or costs, including the weighted average cost of ethylene production, are generally to industry prices and costs reported by Chemical Marketing Associates, Incorporated (“CMAI”), except that crude oil and natural gas benchmark price references are to industry prices reported by Platts, a reporting service of The McGraw-Hill Companies.

Overview

General—Lyondell’s operations comprise Lyondell’s Intermediate Chemicals and Derivatives (“IC&D”) segment and its equity investments in Equistar Chemicals, LP (“Equistar”), a joint venture with Millennium Chemicals Inc. (“Millennium”), and LYONDELL-CITGO Refining LP (“LCR”), a joint venture with CITGO Petroleum Corporation.

In March 2004, Lyondell and Millennium executed a definitive agreement for Lyondell to acquire Millennium in a stock-for-stock business combination of the two companies. See “Proposed Transaction With Millennium” below.

The global economy strengthened and chemical industry supply/demand balances improved during the first six months of 2004. However, the high level and volatility of raw material and energy costs during this period offset some of the benefits of the stronger economy and improved supply/demand balances.

Benchmark crude oil and natural gas prices generally have been indicators of the level and direction of movement of raw material and energy costs for Lyondell and its joint venture, Equistar. The following table shows the average benchmark prices for crude oil and natural gas for the applicable 2004 and 2003 periods, as well as benchmark sales prices for ethylene and propylene, which Equistar produces and sells. Propylene is also a key raw material for Lyondell’s IC&D segment. The benchmark weighted average cost of ethylene production is based on CMAI’s estimated ratio of crude oil-based liquid raw materials and natural gas liquids (“NGLs”) used in U.S. ethylene production and is subject to revision. See discussion of Lyondell and Equistar operating results below for additional details.

	Average Benchmark Price
	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Crude oil – dollars per barrel	38.30	29.03	36.75	31.55
Natural gas – dollars per million BTUs	5.88	5.26	5.60	5.80
Weighted average cost of ethylene production – cents per pound	20.32	17.26	20.92	19.78
Ethylene – cents per pound	31.50	30.33	31.50	29.38
Propylene – cents per pound	30.75	23.50	29.08	23.08

In the second quarter 2004, as indicated by the benchmark crude oil and natural gas prices in the above table, raw material and energy costs continued in an upward trend, while in the second quarter 2003 these costs moderated somewhat. This resulted in more pressure on industry product margins in the second quarter 2004 compared to the second quarter 2003.

On the other hand, the improvement in the global economy and industry supply/demand balances contributed to steady industry demand in the second quarter 2004, whereas in the second quarter 2003, demand weakened due to economic uncertainties. As a result, the second quarter and first six months of 2004 generally saw higher industry sales volumes than the comparable 2003 periods.

For Lyondell and Equistar, the above factors contributed to higher sales volumes and, for Lyondell, higher average product margins in the second quarter and first six months of 2004 compared to the second quarter and first six months of 2003. Lyondell benefited from higher MTBE margins in the 2004 periods. Equistar experienced lower average product margins in the second quarter 2004 compared to the second quarter 2003, but higher average product margins in the first six months of 2004 compared to the 2003 period. Equistar and other ethylene producers using crude oil-based liquid raw materials benefited from significantly higher prices for co-products such as propylene, benzene and fuels, which acted to offset the effect of high crude oil prices on the cost of such raw materials in the first six months of 2004 compared to the first six months of 2003.

In the second quarter and first six months of 2003, LCR’s refining operations benefited from higher margins on crude oil refining compared to the second quarter and first six months of 2003. Additionally, in the first six months of 2004, LCR benefited from strong aromatics markets and higher processing rates for Venezuelan extra heavy crude oil. In the first six months of 2003, a national strike in Venezuela, which began in December 2002, disrupted deliveries of such crude oil, causing LCR to temporarily reduce extra heavy crude oil operating rates. A stronger domestic gasoline market in 2004 benefited LCR’s product margins as well as margins on fuel-based products at Lyondell and Equistar.

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

Income from Equity Investment in Equistar—Lyondell’s equity investment in Equistar resulted in income of $33 million and $39 million in the second quarter and first six months of 2004, respectively, compared to losses of $32 million and $132 million in the second quarter and first six months of 2003, respectively. See discussion of Equistar operating results below.

Income from Equity Investment in LCR—Lyondell’s income from its equity investment in LCR was $63 million and $119 million in the second quarter and first six months of 2004, respectively, compared to $37 million and $56 million in the second quarter and first six months of 2003, respectively. See discussion of LCR operating results below.

Interest Income—Interest income was $5 million in the first six months of 2004 and $20 million in the first six months of 2003. The first quarter 2003 included $15 million of interest income related to a settlement of income tax issues.

Other Income (Expense), Net—Lyondell had other expense, net of $4 million in the first six months of 2004 and other income, net of $13 million in the first six months of 2003. The first six months of 2003 included an $18 million gain on the sale of a 10% interest in the Nihon Oxirane joint venture, based in Japan, to Lyondell’s partner in the venture and a $5 million refinancing charge related to prepayment of $103 million of term loans.

Income Tax—The estimated annual effective tax rate for 2004 is 35% compared to 34% in the first six months of 2003.

Net Income—The second quarter 2004 net income of $3 million compares to a net loss of $68 million in the second quarter 2003. The $71 million improvement was primarily attributable to a $43 million improvement, after tax, in the results from Lyondell’s equity investment in Equistar, a $17 million increase, after tax, in operating income from Lyondell’s IC&D segment and a $17 million increase in after-tax income from Lyondell’s equity investment in LCR. Equistar’s improved second quarter 2004 operating results were primarily due to higher sales volumes; Lyondell’s improved operating results primarily reflected higher MTBE margins; and LCR’s improved operating results reflected higher margins for refined products, including aromatics.

Lyondell’s net loss of $12 million for the first six months of 2004 compares to a net loss of $181 million for the first six months of 2003. The $169 million improvement was primarily attributable to the improvement of $112 million and $40 million, after tax, in the results from Lyondell’s equity investments in Equistar and LCR, respectively, and of $44 million, after tax, in Lyondell’s IC&D segment operating income. The improvement in the operating results primarily reflected higher product margins and sales volumes at Equistar, higher margins and processing rates at LCR and higher PO and derivative sales volumes and MTBE margins at Lyondell in the first six months of 2004 compared to the first six months of 2003.

Second Quarter 2004 versus First Quarter 2004

Lyondell had net income of $3 million in the second quarter of 2004 compared to a net loss of $15 million in the first quarter 2004. The $18 million improvement was primarily attributable to an increase in after-tax income attributable to Lyondell’s equity investments in Equistar and LCR of $18 million and $6 million, respectively. Equistar’s improved second quarter 2004 operating results were primarily attributable to higher margins resulting from higher sales prices, principally for ethylene co-products. LCR’s second quarter 2004 operating results improved primarily as a result of higher margins and a stronger aromatics market.

Intermediate Chemicals and Derivatives Segment

Overview—The IC&D segment produces and markets propylene oxide (“PO”); PO derivatives, such as propylene glycol (“PG”), propylene glycol ethers (“PGE”), and butanediol (“BDO”); toluene diisocyanate (“TDI”); styrene monomer (“SM” or “styrene”) and methyl tertiary butyl ether (“MTBE”), the principal derivative of tertiary butyl alcohol (“TBA”). SM and TBA are co-products of Lyondell’s two major PO production processes, referred to as PO/SM and PO/TBA. The first six months of 2004 included the operations of the Maasvlakte PO/SM plant, which began production in the fourth quarter 2003.

In the first six months of 2004, the IC&D segment was adversely affected by higher raw material and energy costs. In the U.S., the benchmark cost of propylene, a key raw material, averaged 31% and 26% higher in the second quarter and first six months of 2004, respectively, than in the comparable 2003 periods. The cost of propylene in Europe decreased 5% on a euro-basis in the first six months of 2004 compared to the first six months of 2003. Additionally, second quarter 2004 benchmark benzene prices in the U.S. increased 62% compared to the second quarter 2003 and 32% on a six-month basis, negatively affecting styrene margins.

In the second quarter 2004, sales price increases for PO and derivatives were less than increases in propylene costs compared to the second quarter 2003, putting pressure on product margins. However, during the first six months of 2004, sales price increases for PO and derivatives generally offset the effect of increases in the cost of propylene compared to the first six months of 2003. TDI and styrene product margins for the second quarter and first six months of 2004 decreased as sales price increases for these products failed to offset raw material cost increases, compared to the second quarter and first six months of 2003.

During the first six months of 2004, MTBE sales prices and margins benefited from a strong gasoline market and high gasoline prices compared to the first six months of 2003.

The following table sets forth sales and other operating revenues and operating income (loss) data, the IC&D segment’s product sales volumes, and average benchmark market prices for propylene.

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Millions of dollars
Sales and other operating revenues	$1,161	$913	$2,266	$1,902
Operating income (loss)	20	(6)	43	(24)

Volumes, in millions
PO, PO derivatives and TDI (pounds)	875	744	1,877	1,643
Co-products:
SM (pounds)	830	780	1,761	1,649
MTBE and other TBA derivatives (gallons)	284	322	556	579

Average Benchmark Price
Propylene:
United States – cents per pound	30.75	23.50	29.08	23.08
Europe – euros per metric ton	525	530	500	525

The above sales data included processing volumes and purchases for resale. The purchases for resale reflected in the 2003 sales volumes, principally styrene, were substantially replaced in 2004 by production volumes from the Maasvlakte PO/SM plant in the Netherlands, which began production in the fourth quarter 2003.

Revenues—Revenues of $1,161 million in the second quarter 2004 increased 27% compared to revenues of $913 million in the second quarter 2003, while revenues of $2,266 million in the first six months of 2004 increased 19% compared to revenues of $1,902 million in the first six months of 2003. The increases in revenues were due to higher average sales prices for most products as well as higher product sales volumes. Higher average sales prices for PO and derivatives and styrene for the second quarter and first six months of 2004 reflected the higher cost of raw materials and tightening supply/demand balances for PO and derivatives, while higher average sales prices for MTBE reflected a stronger gasoline market and higher raw material costs compared to the second quarter and first six months of 2003. Sales volumes for PO and derivatives increased 18% in the second quarter 2004 and 14% in the first six months of 2004, reflecting stronger demand compared to the 2003 periods. MTBE sales volumes decreased in the 2004 periods, reflecting the negative effect of state bans in the U.S. on MTBE demand.

Operating Income—The IC&D segment had operating income of $20 million in the second quarter 2004 compared to an operating loss of $6 million in the second quarter 2003. The $26 million improvement was primarily due to higher product margins for MTBE and higher sales volumes for PO and derivatives. These were partly offset by lower product margins for styrene. The higher MTBE margins in the second quarter 2004 were primarily due to higher sales prices, reflecting the stronger gasoline market in 2004. Average margins for styrene were lower in the second quarter 2004 as a result of the significant increase in the cost of benzene. The combined operating results for styrene and TDI decreased approximately $20 million.

The IC&D segment had operating income of $43 million in the first six months of 2004 and an operating loss of $24 million in the first six months of 2003. The $67 million improvement was primarily due to higher MTBE product margins and higher sales volumes and product margins for PO and derivatives, partly offset by lower product margins for styrene and TDI.

Second Quarter 2004 versus First Quarter 2004

Operating income was $20 million for the second quarter 2004 compared to operating income of $23 million in the first quarter 2004. The $3 million decrease was primarily due to lower sales volumes for PO and derivatives as well as lower sales volumes and margins for styrene, and was offset by higher MTBE margins. Second quarter 2004 PO and derivatives sales volumes decreased 13% versus the first quarter 2004 primarily due to lower merchant PO sales and seasonally lower deicer sales. The lower PO sales volumes in the second quarter 2004 reflected lower sales to other PO producers, who underwent maintenance activities and purchased PO from Lyondell in the first quarter 2004, and also reflected a planned maintenance turnaround at Lyondell’s Channelview PO/SM plant in the second quarter 2004. Styrene volumes were 11% lower in the second quarter 2004 due to the Channelview turnaround, while margins were lower as sales price increases were not sufficient to cover significant increases in the cost of benzene, resulting in an approximate $10 million decrease in operating results. The higher MTBE product margins reflected higher MTBE sales prices, which benefited from strong gasoline prices and increased more than the cost of raw materials used in MTBE production, resulting in an approximate $35 million increase in operating results. Sales price increases for PO and derivatives and TDI generally offset higher raw material costs.

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

Second quarter 2004 U.S. ethylene demand grew 17% compared to a weak second quarter 2003, while six-month 2004 demand grew 9% compared to the first six months of 2003.

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

Net Income—Equistar had net income of $43 million in the second quarter 2004 compared to a net loss of $49 million in the second quarter 2003. The $92 million improvement was primarily due to higher second quarter 2004 ethylene and derivative sales volumes, which increased 25% compared to the second quarter 2003. The improvement in sales volumes was partly offset by lower ethylene and polyethylene product margins as higher raw material and energy costs during the 2004 period were not entirely recovered by increases in sales prices. Raw material costs increased significantly as crude oil prices averaged more than 30% higher than during the second quarter 2003. The second quarter 2003 was negatively affected by $19 million of refinancing costs.

Equistar had net income of $48 million in the first six months of 2004 compared to a net loss of $195 million in the first six months of 2003. The $243 million improvement resulted from higher product margins and sales volumes in the first six months of 2004 compared to the first six months of 2003. Ethylene and derivative sales volumes increased 14% compared to the first six months of 2003. In addition to the $19 million of refinancing costs, the first six months of 2003 included a $12 million loss from a sale of a polypropylene production facility.

Second Quarter 2004 versus First Quarter 2004

Equistar’s second quarter 2004 net income of $43 million compares to net income of $5 million in the first quarter 2004. The $38 million improvement resulted from increases in sales prices of co-products, such as propylene, benzene and fuels, and ethylene derivatives that more than offset increases in raw material costs. The benchmark price of propylene increased nearly 3.5 cents per pound, or 12%, and the benchmark price of benzene increased 51 cents per gallon, or 27%, from the first quarter 2004, while the benchmark price of ethylene was unchanged. Ethylene and derivative sales volumes increased 3.5% compared to the first quarter 2004.

Segment Data

The following tables reflect selected sales volume data, including intersegment sales volumes, and summarized financial information for Equistar’s business segments.

	For the three months ended June 30,		For the six months ended June 30,
In millions	2004	2003	2004	2003
Selected petrochemicals products:
Olefins (pounds)	4,383	3,723	8,660	7,644
Aromatics (gallons)	80	98	173	192
Polymers products (pounds)	1,514	1,143	2,915	2,540

Millions of dollars
Sales and other operating revenues:
Petrochemicals segment	$1,967	$1,481	$3,833	$3,017
Polymers segment	603	445	1,160	958
Intersegment eliminations	(471)	(329)	(932)	(737)

Total	$2,099	$1,597	$4,061	$3,238

Operating income (loss):
Petrochemicals segment	$136	$85	$240	$53
Polymers segment	(6)	(27)	(20)	(62)
Unallocated	(31)	(34)	(60)	(63)

Total	$99	$24	$160	$(72)

Petrochemicals Segment

Revenues—Revenues of $2.0 billion in the second quarter 2004 increased 33% compared to revenues of $1.5 billion in the second quarter 2003, while revenues of $3.8 billion in the first six months of 2004 increased 27% compared to revenues of $3.0 billion in the first six months of 2003. The increases reflect higher average sales prices and higher sales volumes during the 2004 periods compared to the 2003 periods. Benchmark ethylene sales prices increased 4% in the second quarter 2004 compared to the second quarter 2003 and 7% in the first six months of 2004 compared to the first six months of 2003, while benchmark propylene sales prices averaged 31% higher in the second quarter 2004 compared to the second quarter 2003 and 26% higher in the first six months of 2004 compared to the first six months of 2003. Sales volumes increased 12% in the second quarter 2004 compared to the second quarter 2003 and 10% in the first six months of 2004 compared to the first six months of 2003 due to increased demand compared to the 2003 periods.

Operating Income—Operating income in the second quarter 2004 of $136 million compares to operating income of $85 million in the second quarter 2003. The improvement of $51 million was primarily due to the higher sales volumes in the second quarter 2004 compared to the second quarter 2003.

Operating income of $240 million in the first six months of 2004 compares to operating income of $53 million in the first six months of 2003. The $187 million improvement resulted from higher product margins and sales volumes compared to the first six months of 2003. The effect of sales price increases in response to higher raw material and energy costs were generally more favorable than in the first six months of 2003 due to improved supply/demand fundamentals, resulting in higher average product margins than in the 2003 period.

Polymers Segment

Revenues—Revenues of $603 million in the second quarter 2004 increased 36% compared to revenues of $445 million in the second quarter 2003, while revenues of $1,160 million in the first six months of 2004 increased 21% compared to revenues of $958 million in the first six months of 2003. The increases were due to higher sales volumes and higher average sales prices in the 2004 periods compared to the 2003 periods. Sales volumes increased 33% in the second quarter 2004 compared to the second quarter 2003 and 15% in the first six months of 2004 compared to the first six months of 2003, reflecting stronger demand. The average sales price increases in the 2004 periods reflected the higher demand and higher raw material costs.

Operating Loss—For the second quarter 2004, the polymers segment had an operating loss of $6 million compared to an operating loss of $27 million in the second quarter 2003. The $21 million improvement in the second quarter 2004 was primarily the result of the higher sales volumes compared to the second quarter 2003.

For the first six months of 2004, the polymers segment had an operating loss of $20 million compared to an operating loss of $62 million in the first six months of 2003. The lower operating loss in the first six months of 2004 was primarily due to the increase in sales volumes. In addition, the first six months of 2003 included a $12 million loss on the sale of the polypropylene production facility.

LYONDELL-CITGO Refining LP

Refining Segment

Overview—LCR produces refined petroleum products, including gasoline, low sulfur diesel, jet fuel, aromatics and lubricants. PDVSA Petróleo, S.A. (“PDVSA Oil”) supplies extra heavy Venezuelan crude oil to LCR under a long-term crude supply agreement (“Crude Supply Agreement” or “CSA”) - see “Crude Supply Agreement” section of Note 9 to the Consolidated Financial Statements. Under the CSA, LCR purchases 230,000 barrels per day of extra heavy crude oil, which constitutes approximately 86% of its rated refining capacity of 268,000 barrels per day. LCR generally purchases the balance of its crude oil requirements on the spot market. Profit margins on spot market crude oil tend to be more volatile than margins on CSA crude oil.

CSA crude oil processing rates were 233,000 barrels per day in the second quarter 2004 compared to 246,000 barrels per day in the second quarter 2003. Although LCR benefited from deliveries of CSA crude oil at higher than contract rates in the second quarter of both 2004 and 2003, in the second quarter of 2004, LCR experienced storm damage to a vent stack, which necessitated a temporary reduction in CSA processing rates. Total crude oil processing rates were comparable between the two periods.

CSA crude oil processing rates were 235,000 barrels per day for the first six months of 2004 compared to 220,000 barrels per day for the first six months of 2003. During the early part of 2003, a national strike in Venezuela, that began in early December 2002, disrupted deliveries of CSA crude oil to LCR, causing LCR to temporarily reduce operating rates. As a result of the reduced CSA crude oil deliveries, LCR purchased significant volumes of crude oil from alternate sources during January 2003. The crude oil from these alternate sources did not completely offset the financial impact of the reduced CSA supplies from Venezuela. CSA deliveries returned to contract levels, beginning in February 2003. The CSA crude oil processing rate for the first six months of 2004 also reflected the reduction in rates due to the May 2004 vent stack outage partly offset by the increase in first quarter 2004 rates due to the carryover of CSA crude oil inventory from the fourth quarter 2003.

In the second quarter and first six months of 2004, LCR benefited from a strong gasoline market and high gasoline prices.

The following table sets forth, in thousands of barrels per day, sales volumes for LCR’s refined products and processing rates for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
Thousands of barrels per day	2004	2003	2004	2003
Refined products sales volumes:
Gasoline	121	113	118	113
Diesel and heating oil	99	86	95	82
Jet fuel	14	16	15	19
Aromatics	9	7	9	8
Other refined products	87	99	88	90

Total refined products sales volumes	330	321	325	312

Crude processing rates:
Crude Supply Agreement	233	246	235	220
Other crude oil	40	28	36	40

Total crude processing rates	273	274	271	260

During the first quarter 2003, LCR developed an alternative approach to complying with a mandated low sulfur gasoline standard, which led to a reduction in overall estimated capital expenditures. As a result, LCR recognized impairment of value of $25 million of costs related to the project in the first quarter 2003.

Revenues—Revenues of $1,339 million in the second quarter 2004 increased 48% compared to second quarter 2003 revenues of $905 million, while revenues of $2.5 billion in the first six months of 2004 increased 19% compared to $2.1 billion in the first six months of 2003. The revenue increases were primarily due to higher average refined product sales prices as a result of the stronger gasoline market in 2004.

Net Income—LCR’s net income was $103 million in the second quarter 2004 compared to $58 million in the second quarter 2003. The increase in net income was primarily due to higher margins on both CSA and spot crude oil volumes as well as higher aromatics margins in the second quarter 2004. The higher CSA margins primarily reflected favorable effects in the CSA contract formula, resulting from natural gas prices, while the higher spot margins reflected the strong gasoline market and high gasoline prices in 2004 compared to 2003. The CSA contract pricing formula reflects natural gas prices on a lagged basis and resulted in a more favorable effect on CSA margins compared to the effect in the first six months of 2003.

LCR’s net income was $194 million in the first six months of 2004 compared to $86 million in the first six months of 2003. The increase in net income reflected higher margins on CSA and spot crude oil, higher CSA processing rates and higher aromatics margins in the first six months of 2004 compared to the first six months of 2003. LCR’s operations in the first six months of 2003 were negatively affected by the strike in Venezuela and the resulting disruption in CSA crude oil deliveries, primarily in January 2003, as well as the impact of higher natural gas costs, primarily in the first quarter 2003. In addition, LCR’s net income in the first six months of 2003 was negatively affected by the $25 million charge related to the previously capitalized costs for the low sulfur gasoline project and a $6 million charge related to personnel reductions.

Second Quarter 2004 versus First Quarter 2004

LCR’s net income was $103 million in the second quarter 2004 compared to $91 million in the first quarter 2004. The second quarter 2004 was negatively affected by the temporary reduction in refinery operating rates necessitated by the storm damage to a vent stack. As a result, second quarter 2004 CSA crude oil processing rates of 233,000 barrels per day were slightly lower than first quarter 2004 CSA crude oil processing rates of 238,000 barrels per day. This impact was substantially offset by higher margins for CSA and spot crude oil, reflecting, respectively, favorable effects in the CSA contract formula and the strong gasoline market in 2004. Total crude oil volumes processed averaged 273,000 barrels per day during the second quarter 2004 compared to 268,000 barrels per day in the first quarter 2004.

FINANCIAL CONDITION

Operating Activities—Operating activities provided cash of $78 million in the first six months of 2004 compared to $28 million in the first six months of 2003. The increase in operating cash flow in the 2004 period primarily reflected improved operating results compared to the first six months of 2003, which more than offset the receipt of income tax refunds and settlements, totaling $64 million in the first six months of 2003.

Net decreases in the main components of working capital – accounts receivable, inventory and accounts payable – were comparable in the first six months of 2004 and 2003, providing cash of $11 million and $16 million, respectively.

Investing Activities—Investing activities used cash of $1 million in the first six months of 2004 and $161 million in the first six months of 2003. The use of cash in the 2003 period was primarily due to the purchase of the previously-leased Botlek BDO plant for $218 million in the second quarter 2003, partly offset by the receipt of $28 million of proceeds from Lyondell’s sale of a 10% interest in Nihon-Oxirane in the first quarter 2003.

The following table summarizes the capital expenditures of Lyondell and its principal joint ventures as well as their 2004 budgeted capital spending.

	Annual Budget 2004	For the six months ended June 30,
Millions of dollars		2004	2003
Capital expenditures – 100% basis:
Lyondell	$59	$27	$238
Equistar	148	41	34
LCR	90	29	28

Capital expenditures – Lyondell proportionate share:
Lyondell – 100%	$59	$27	$238
Equistar – 70.5%	104	29	24
LCR – 58.75%	53	17	16

Total capital expenditures	216	73	278
Contributions to European PO Joint Venture	10	2	57
Contributions to U.S. PO Joint Venture	—	2	—

Total capital expenditures and contributions to PO joint ventures	$226	$77	$335

The 2004 capital budgets of Lyondell and its principal joint ventures include spending for regulatory and environmental compliance projects. Lyondell expects that full year 2004 capital spending will be at or slightly below the budgeted level.

The following table summarizes Lyondell’s cash distributions from and cash contributions to its principal joint venture affiliates:

	For the six months ended June 30,
Millions of dollars	2004	2003
Cash distributions from joint venture affiliates:
LCR	$160	$156
Equistar	—	—
Other	8	2

Total distributions	168	158
Less: Distributions of earnings from affiliates	120	56

Total distributions in excess of earnings from affiliates	$48	$102

Cash contributions to joint venture affiliates:
LCR	$18	$21
Equistar	—	—
European PO Joint Venture, including capitalized interest	2	57
U.S. PO Joint Venture	2	—

Total	$22	$78

Equistar did not make distributions to its partners in the first six months of 2004 or 2003 as a result of weak business conditions in recent periods. Certain of Equistar’s indentures contain provisions that require payment of penalty interest if distributions are made without meeting certain financial ratio requirements. As of June 30, 2004, Equistar met these financial ratio requirements and is permitted to make distributions during the third quarter 2004 without incurring penalty interest payments.

Financing Activities—Financing activities used cash of $59 million in the first six months of 2004 and provided cash of $154 million in the first six months of 2003. In 2003, net proceeds of $318 million from issuance of senior secured notes were partially offset by repayments of $103 million of term loans. The net proceeds of $215 million were used in the purchase of the previously-leased Botlek BDO facility.

Lyondell has two series of common stock outstanding: original common stock and Series B common stock. Lyondell paid a regular quarterly cash dividend of $0.225 per share of original common stock in each of the first two quarters in 2004, totaling $63 million. Lyondell elected to pay the regular quarterly dividends on each share of outstanding Series B common stock in kind, or a total of 1.1 million shares of Series B common stock.

Occidental Chemical Holding Corporation, a subsidiary of Occidental Petroleum Corporation (together with its subsidiaries and affiliates, “Occidental”), owns all of the Series B common stock, of which 37.9 million shares were outstanding at June 30, 2004. Occidental has the option to convert Series B common stock to original common stock after August 21, 2004. Such conversion by Occidental of all outstanding shares would increase Lyondell’s cash dividend payments by approximately $9 million quarterly, or $34 million annually, based on the June 30, 2004 Series B shares outstanding.

Lyondell obtained amendments to its credit facility in February 2004 to provide additional financial flexibility by easing certain financial ratio requirements and in June 2004 to permit the proposed transaction with Millennium. See “Liquidity and Capital Resources–Long-Term Debt” and “Proposed Transaction with Millennium” below.

Liquidity and Capital Resources—Lyondell’s balance sheet remains highly leveraged. As of June 30, 2004, long-term debt, including current maturities, totaled $4.2 billion, or approximately 78% of total capitalization. In addition, as of June 30, 2004, Lyondell’s joint ventures had approximately $2.8 billion of debt (see “Joint Venture Debt” below) and Lyondell remains contingently liable as a guarantor of $300 million of that debt.

Lyondell’s ability to pay or refinance its debt will depend on future operating performance, which could be affected by general economic, financial, competitive, legislative, regulatory, business and other factors, many of which are beyond its control. During the year ended December 31, 2003, Lyondell’s capital expenditures of $268 million exceeded net cash provided by operating activities of $103 million. This deficit reflected the purchase of the previously-leased Botlek BDO plant for $218 million, which was financed by the issuance of senior secured notes. Lyondell believes that conditions will be such that cash balances, cash generated from operating activities, cash distributions from joint ventures and funds from lines of credit will be adequate to meet anticipated future cash requirements, including scheduled debt repayments, necessary capital expenditures, ongoing operations and dividends. However, if future operating cash flows are less than currently anticipated, Lyondell may be forced to reduce or delay capital expenditures, sell assets, reduce operating expenses, use available cash, incur additional borrowing, or issue additional Lyondell equity.

At June 30, 2004, Lyondell had cash on hand of $455 million. In addition, the $350 million revolving credit facility, which matures in June 2005, was undrawn at June 30, 2004. Amounts available under the revolving credit facility are reduced to the extent of certain outstanding letters of credit provided under the credit facility, which totaled $61 million as of June 30, 2004.

Long-Term Debt—The secured credit facility and the indentures pertaining to Lyondell’s senior secured notes and senior subordinated notes contain covenants that, subject to exceptions, restrict sale and leaseback transactions, lien incurrence, debt incurrence, dividends, investments, non-regulatory capital expenditures, certain payments, sales of assets and mergers. In connection with a proposed transaction with Millennium (see “Proposed Transaction with Millennium” below) in June 2004, Lyondell obtained an amendment to its credit facility to permit the proposed transaction. The amendment limits investments by Lyondell and its subsidiaries, after completion of the proposed transaction, in Equistar, Millennium and other specified joint ventures unless certain conditions are satisfied.

In addition, the credit facility requires Lyondell to maintain specified financial ratios and consolidated net worth, as defined in the credit facility. In response to ongoing adverse conditions in the industry, in February 2004, Lyondell obtained amendments to its credit facility to provide additional financial flexibility by easing certain financial ratio requirements. Beginning in the fourth quarter 2004, the financial ratio requirements under the Lyondell credit facility become increasingly restrictive over time. Specifically, Lyondell is not permitted: (1) to allow the fixed charge coverage ratio, as defined, for the period of four consecutive fiscal quarters ending on the indicated dates below, to be less than the indicated ratio or (2) to allow the ratio of adjusted debt to adjusted EBITDA, as defined, for the period of four consecutive fiscal quarters ending on the indicated dates below to be greater than the indicated ratio:

	Fixed Charge Coverage Ratio	Adjusted Debt to Adjusted EBITDA Ratio
June 30, 2004	0.90	11.00
September 30, 2004	0.90	11.00
December 31, 2004	1.00	9.85
March 31, 2005	1.15	8.00
June 30, 2005 and thereafter	1.50	8.00

Lyondell’s ability to comply with these financial ratio requirements will be dependent upon significantly improved results of operations in 2004 and thereafter compared to 2003.

The breach of the covenants in the debt agreements would permit the lenders to declare the loans immediately payable and would permit the lenders under Lyondell’s credit facility to terminate future lending commitments. Lyondell was in compliance with all such covenants as of June 30, 2004.

Guarantees of Equistar Debt—Lyondell is guarantor of $300 million of Equistar debt.

Joint Venture Debt—At June 30, 2004, the outstanding debt of Lyondell’s joint ventures to parties other than Lyondell was $2.3 billion for Equistar and $485 million for LCR. This debt is not carried on Lyondell’s balance sheet because Lyondell has no obligation with respect to that debt, except for the amounts described under “Guarantees of Equistar Debt.” The ability of Equistar and LCR to distribute cash to Lyondell may be affected by restrictive covenants in their respective credit facilities or debt agreements. As described above in “Investing Activities,” Equistar’s ability to distribute cash to Lyondell also was negatively affected by the weak business conditions during recent periods.

Off-Balance Sheet Arrangements—Lyondell’s off-balance sheet arrangements are described in Item 7 of its Annual Report on Form 10-K for the year ended December 31, 2003. Lyondell’s $100 million accounts receivable sales facility currently permits the sale of up to $75 million of total interest in its domestic accounts receivable, which amount would decline by $25 million if Lyondell’s credit facility were fully drawn. The outstanding amount of receivables sold under the facility was $75 million as of June 30, 2004. Lyondell’s off-balance sheet arrangements did not change materially in the first six months ended June 30, 2004, with the exception of an amendment, obtained in June 2004, to Lyondell’s accounts receivable sales facility that permits the proposed transaction with Millennium. See “Proposed Transaction With Millennium” below.

Equistar Liquidity and Capital Resources—At June 30, 2004, Equistar’s long-term debt, including current maturities, totaled $2.3 billion, or approximately 58% of its total capitalization. Equistar had cash on hand of $143 million. In addition, the total amount available at June 30, 2004 under both the $250 million inventory-based revolving credit facility and the $450 million accounts receivable sales facility was approximately $465 million, which gave effect to the borrowing base and was net of a $75 million unused availability requirement, the $122 million sold under the accounts receivable sales facility and $38 million of outstanding letters of credit under the revolving credit facility. The borrowing base is determined using a formula applied to accounts receivable and inventory balances. The new revolving credit facility requires that the unused available amounts under that facility and the $450 million accounts receivable sales facility equal or exceed $75 million through March 30, 2005 and $50 million thereafter or $100 million thereafter if the interest coverage ratio, as defined, is less than 2:1. There was no borrowing under the revolving credit facility at June 30, 2004.

Equistar’s ability to pay or refinance its debt will depend on future operating performance, which could be affected by general economic, financial, competitive, legislative, regulatory, business and other factors, many of which are beyond its control. Management believes that conditions will be such that cash balances, cash flow from operations, cash generated from higher utilization of the accounts receivable sales facility and funding under the credit facility will be adequate to meet anticipated future cash requirements, including scheduled debt repayments, other contractual obligations, necessary capital expenditures, ongoing operations and distributions to owners. However, if future operating cash flows are less than currently anticipated, due to raw material prices or other factors, Equistar may be forced to reduce or delay capital expenditures or distributions to its owners, sell assets, or reduce operating expenditures.

Accounts Receivable Sales Facility—At June 30, 2004, the outstanding amount of Equistar’s accounts receivable sold under an accounts receivable sales facility entered into in December 2003 was $122 million compared to $217 million at March 31, 2004. The outstanding amount sold at December 31, 2003 was $102 million. The facility accelerates availability to the business of cash from product sales that otherwise would have been collected over the normal billing and collection cycle. The availability of the accounts receivable sales facility provides one element of Equistar’s ongoing sources of liquidity and capital resources. Upon termination of the facility, cash collections related to accounts receivable then in the pool would first be applied to the outstanding interest sold, but Equistar would in no event be required to repurchase such interest. The Equistar accounts receivable sales facility was amended in June 2004 to clarify certain provisions relating to, among other matters, the proposed transaction between Lyondell and Millennium. See “Proposed Transaction With Millennium” below.

Long-Term Debt—The $250 million inventory-based revolving credit facility and the indentures governing Equistar’s senior notes contain covenants that, subject to certain exceptions, restrict lien incurrence, debt incurrence, sales of assets, investments, capital expenditures, certain payments, and mergers. The breach of these covenants would permit the lenders or noteholders to declare any outstanding debt immediately payable and would permit the lenders under Equistar’s new credit facility to terminate future lending commitments. Equistar was in compliance with all covenants under these agreements as of June 30, 2004.

LCR Liquidity and Capital Resources—In May 2004, LCR refinanced its credit facilities with a new $450 million senior secured term loan and a $100 million senior secured revolver, which mature in May 2007. The term loan requires quarterly amortization payments of $1.125 million beginning September 30, 2004. The new facility replaces LCR’s $450 million bank loan facility and $70 million revolving credit facility, which were scheduled to mature in June 2004, and is secured by substantially all of the assets of LCR and contains covenants that require LCR to maintain specified financial ratios covering debt to total capitalization, EBITDA to interest expense and secured debt to EBITDA, all as defined. The financial ratios under the new facility are generally less restrictive. The revolving credit facility, which was undrawn at June 30, 2004, is reduced to the extent of outstanding letters of credit provided under the credit facility, which totaled $13 million as of June 30, 2004. LCR was in compliance with all covenants under its debt facilities as of June 30, 2004.

As part of the refinancing, Lyondell and CITGO extended the maturity of the loans payable to partners, including $229 million payable to Lyondell and $35 million payable to CITGO, from July 1, 2005 to January 1, 2008.

PROPOSED TRANSACTION WITH MILLENNIUM

In late March 2004, Lyondell and Millennium executed a definitive agreement for Lyondell to acquire Millennium in a stock-for-stock business combination of the two companies. The proposed transaction is subject to approval by Lyondell and Millennium shareholders and other customary conditions. Lyondell and Millennium have obtained amendments to Lyondell’s and Millennium’s respective bank credit agreements and Lyondell’s accounts receivable sales facility that were required to permit the proposed transaction. Lyondell anticipates that the proposed transaction will close during the fourth quarter of 2004; however, there can be no assurance that the proposed transaction will be completed. In connection with the proposed transaction, Lyondell expects that the combined company will incur approximately $100 million to $110 million of costs.

The balance sheets of Lyondell, Millennium and Equistar are, and the balance sheet of the combined company will remain, highly leveraged. The total pro forma consolidated debt of Lyondell would have been approximately $8 billion at March 31, 2004, representing approximately 78% of Lyondell’s pro forma consolidated capitalization. This debt amount includes the debt of both Millennium and Equistar, which will be consolidated subsidiaries after completion of the proposed transaction. The level of debt and the limitations imposed on Lyondell, Millennium and Equistar by their respective current, or future, debt agreements could have significant consequences on the combined company’s business and future prospects.

During the year ended December 31, 2003, Millennium used $90 million of cash in its operating activities and made $48 million of capital expenditures. Millennium had $196 million of cash and cash equivalents at March 31, 2004. Assuming operating results in 2004 are similar to operating results in 2003, the financial ratios in Millennium’s revolving credit facility would not limit access to the $150 million of availability under Millennium’s credit facility at March 31, 2004. For a discussion regarding Lyondell’s liquidity and cash flows, see “Liquidity and Capital Resources” above.

The businesses of Lyondell, Millennium and Equistar are, and the combined company’s business will continue to be, subject to the cyclical and volatile nature of the supply-demand balance in both the chemical and refining industries. This cyclicality and volatility could affect the combined company’s operating results. As a result of excess industry capacity, weak product demand, and rising energy and raw material prices, Lyondell, Millennium and Equistar all reported operating losses in 2003.

See “Forward Looking Statements” for additional risks that could affect the businesses of the companies. Lyondell and Millennium will send their respective shareholders a joint proxy statement/prospectus in connection with the proposed transaction. Investors and security holders are urged to read that document for more information about the proposed transaction.

CURRENT BUSINESS OUTLOOK

Industry conditions have continued to reflect an improving supply/demand balance. The industry and Lyondell’s and Equistar’s product lines continue to move through the early phase of a cyclical recovery, and Lyondell expects that this trend will continue. However, near-term results will remain vulnerable to the volatility of crude oil and natural gas prices, as well as consumer spending patterns. Lyondell expects to begin receiving cash distributions from Equistar in the third quarter 2004 and expects to use those distributions to reduce debt.

Item 3. Disclosure of Market and Regulatory Risk

Lyondell’s exposure to market and regulatory risks is described in Item 7a of its Annual Report on Form 10-K for the year ended December 31, 2003. Lyondell’s exposure to market and regulatory risks has not changed materially in the first six months ended June 30, 2004, except as noted in the “Clean Air Act” section of Note 9 to the Consolidated Financial Statements.

Item 4. Controls and Procedures

Lyondell performed an evaluation, under the supervision and with the participation of its management, including the President and Chief Executive Officer (principal executive officer) and Senior Vice President and Chief Financial Officer (principal financial officer), of the effectiveness of Lyondell’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2004. Based upon that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that Lyondell’s disclosure controls and procedures are effective.

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

FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this report are “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements can be identified by words such as “estimate,” “believe,” “expect,” “anticipate,” “plan,” “budget” or other words that convey the uncertainty of future events or outcomes. Many of these forward-looking statements have been based on expectations and assumptions about future events that may prove to be inaccurate. While management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond Lyondell’s control. Lyondell’s, its subsidiaries’ or its joint ventures’ actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to:

•	the availability, cost and price volatility of raw materials and utilities,

•	uncertainties associated with the United States and worldwide economies, including those due to political tensions in the Middle East and elsewhere,

•	current and potential governmental regulatory actions in the United States and regulatory actions and political unrest in other countries,

•	terrorist acts,

•	operating interruptions (including leaks, explosions, fires, weather-related incidents, mechanical failures, unscheduled downtimes, labor difficulties, transportation interruptions, spills and releases and other environmental risks),

•	the cyclical nature of the chemical and refining industries,

•	competitive products and pricing pressures,

•	industry production capacities and operating rates,

•	the supply/demand balances for Lyondell’s, its subsidiaries’ and its joint ventures’ products,

•	risks of doing business outside the U.S., including foreign currency fluctuations,

•	access to capital markets,

•	technological developments, and

•	Lyondell’s ability to implement its business strategies.

In addition to the factors listed above, the following factors, and other factors, could affect the proposed transaction with Millennium and the anticipated results:

•	approval by Lyondell’s and Millennium’s respective shareholders, and

•	the parties’ ability to achieve expected synergies in the transaction within the expected timeframes or at all.

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

All forward-looking statements in this Form 10-Q are qualified in their entirety by the cautionary statements contained in this section, in Lyondell’s Annual Report on Form 10-K for the year ended December 31, 2003 and in Lyondell’s Form S-4 filed with the SEC on June 18, 2004 containing a preliminary joint proxy statement/prospectus regarding the proposed transaction with Millennium, as amended or supplemented. These factors are not necessarily all of the important factors that could affect Lyondell, its subsidiaries or its joint ventures. Use caution and common sense when considering these forward-looking statements. Lyondell does not intend to update these statements unless securities laws require it to do so. In addition, this Form 10-Q contains summaries of contracts and other documents. These summaries may not contain all of the information that is important to an investor, and reference is made to the actual contract or document for a more complete understanding of the contract or document involved.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments with respect to Lyondell’s legal proceedings previously reported in the Annual Report on Form 10-K for the year ended December 31, 2003, except as described below:

In August 2003, the EPA notified Equistar that it was seeking a civil penalty arising from a 1999 inspection relating to alleged violations of Clean Air Act regulations at Equistar’s Lake Charles plant. Equistar has reached a settlement with the EPA, which includes a civil penalty in the amount of $195,000. On August 2, 2004, the Federal District Court in Louisiana approved the consent decree between Equistar and the EPA.

Item	4. Submission of Matters to a Vote of Security Holders

Lyondell held its annual meeting of stockholders on May 6, 2004. Please refer to Lyondell’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 for a description of the matters voted upon at the annual meeting and the votes cast.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

3.2	Amended and Restated By-Laws of the Registrant

4.4	$550,000,000 Credit Agreement dated as of May 21, 2004 among LCR, the lenders from time to time parties thereto, and Credit Suisse First Boston, as Issuer and Administrative Agent

4.7(a)	Amendment No. 1 dated as of June 25, 2004 to Credit Agreement dated as of December 17, 2003 among Equistar Chemicals, LP, the subsidiaries of Equistar Chemicals, LP party thereto, the lenders party thereto and Bank One, NA, Credit Suisse First Boston and JP Morgan Chase Bank as Co-Documentation Agents, Bank of America, N.A. and Citicorp USA, Inc. as Co-Collateral Agents, and Citicorp USA, Inc. as Administrative Agent

4.8(d)	Amendment No. 4 dated as of May 12, 2004 to the Amended and Restated Credit Agreement dated as of June 27, 2002 among the Registrant, the lenders party thereto, JPMorgan Chase Bank, as Administrative Agent, Bank of America, N.A. and Cititbank, N.A., as Co-Syndication Agents, and Societe Generale and UBS Warburg LLC, as Co-Documentation Agents

4.8(e)	Amendment No. 5 dated as of June 25, 2004 to the Amended and Restated Credit Agreement dated as of June 27, 2002 among the Registrant, the lenders party thereto, JPMorgan Chase Bank, as Administrative Agent, Bank of America, N.A. and Cititbank, N.A., as Co-Syndication Agents, and Societe Generale and UBS Warburg LLC, as Co-Documentation Agents

4.23(a)	Amendment No. 1 dated as of June 25, 2004 to Receivables Purchase Agreement dated as of December 17, 2003 among Equistar Receivables II, LLC as the seller, Equistar Chemicals, LP as the servicer, the banks and other financial institutions party thereto as purchasers, Bank One, NA, Credit Suisse First Boston and JP Morgan Chase Bank as Co-Documentation Agents, Citicorp USA, Inc. and Bank of America, N.A. as Co-Asset Agents, Citicorp USA, Inc., as Administrative Agent, and Citigroup Global Markets Inc. and Banc of America Securities LLC as Joint Lead Arrangers and Joint Bookrunners

4.24(a)	Amendment No. 1 dated as of June 25, 2004 to Undertaking Agreement dated as of December 17, 2003 by Equistar Chemicals, LP

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Principal Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

(b) Reports on Form 8-K

The following Current Reports on Form 8-K were filed or furnished during the quarter ended June 30, 2004 and through the date hereof:

Date of Report	Item No.	Financial Statements
April 15, 2004	5	No
April 22, 2004	12	No
July 22, 2004	12	No

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lyondell Chemical Company

Dated: August 6, 2004	/s/ Charles L. Hall
Charles L. Hall
Vice President and Controller
(Duly Authorized and Principal Accounting Officer)