Form 10-Q
period 2004-09-30
LYONDELL CHEMICAL CO
filed 2004-11-08
CIK 842635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒     No  ☐

Number of shares of common stock outstanding as of September 30, 2004:                                                                                       179,206,023

(includes common stock, $1.00 par value, and Series B common stock, $1.00 par value)

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LYONDELL CHEMICAL COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended September 30,		For the nine months ended September 30,
Millions of dollars, except per share data	2004	2003	2004	2003
Sales and other operating revenues	$1,307	$954	$3,573	$2,856

Cost of sales	1,195	891	3,308	2,713
Selling, general and administrative expenses	55	34	149	121
Research and development expenses	8	9	24	26

	1,258	934	3,481	2,860

Operating income (loss)	49	20	92	(4)
Interest expense	(111)	(107)	(333)	(309)
Interest income	3	1	8	21
Other income (expense), net	(9)	2	(13)	15

Loss before equity investments and income taxes	(68)	(84)	(246)	(277)

Income (loss) from equity investments:
Equistar Chemicals, LP	54	(26)	93	(158)
LYONDELL-CITGO Refining LP	89	43	208	99
Other	1	(4)	3	(10)

	144	13	304	(69)

Income (loss) before income taxes	76	(71)	58	(346)
Provision for (benefit from) income taxes	26	(27)	20	(121)

Net income (loss)	$50	$(44)	$38	$(225)

Basic and diluted earnings (loss) per share	$0.28	$(0.27)	$0.21	$(1.40)

See Notes to the Consolidated Financial Statements.

LYONDELL CHEMICAL COMPANY

CONSOLIDATED BALANCE SHEETS

Millions, except shares and par value data	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$531	$438
Accounts receivable:
Trade, net	471	365
Related parties	71	84
Inventories	369	347
Prepaid expenses and other current assets	70	82
Deferred tax assets	243	43

Total current assets	1,755	1,359
Property, plant and equipment, net	2,521	2,640
Investments and long-term receivables:
Investment in Equistar Chemicals, LP	985	965
Investment in PO joint ventures	826	866
Investment in and receivable from LYONDELL-CITGO Refining LP	161	232
Other investments and long-term receivables	89	85
Goodwill	1,080	1,080
Other assets, net	380	406

Total assets	$7,797	$7,633

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	$307	$284
Related parties	166	147
Current maturities of long-term debt	100	—
Accrued liabilities	332	268

Total current liabilities	905	699
Long-term debt	3,952	4,151
Other liabilities	705	680
Deferred income taxes	1,003	792
Commitments and contingencies
Minority interest	142	155
Stockholders’ equity:
Common stock, $1.00 par value, 340,000,000 shares authorized, 142,330,000 shares issued	142	142
Series B common stock, $1.00 par value, 80,000,000 shares authorized, 38,302,364 and 36,823,421 shares issued, respectively	38	37
Additional paid-in capital	1,597	1,571
Retained deficit	(569)	(474)
Accumulated other comprehensive loss	(78)	(54)
Treasury stock, at cost, 1,426,341 and 2,360,834 shares, respectively	(40)	(66)

Total stockholders’ equity	1,090	1,156

Total liabilities and stockholders’ equity	$7,797	$7,633

See Notes to the Consolidated Financial Statements.

LYONDELL CHEMICAL COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,
Millions of dollars	2004	2003
Cash flows from operating activities:
Net income (loss)	$38	$(225)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	186	184
(Income) losses from equity investments	(304)	69
Distributions of earnings from affiliates	281	101
Deferred income taxes	16	(122)
Gain on sale of equity interest	—	(18)
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(98)	3
Inventories	(24)	12
Accounts payable	47	(5)
Accrued interest	74	79
Income taxes refundable, net of payable	2	36
Other assets and liabilities, net	38	22

Net cash provided by operating activities	256	136

Cash flows from investing activities:
Expenditures for property, plant and equipment	(43)	(247)
Distributions in excess of earnings from affiliates	105	118
Contributions and advances to affiliates	(32)	(102)
Proceeds from sale of equity interest	—	28
Maturity of other short-term investments	—	44

Net cash provided by (used in) investing activities	30	(159)

Cash flows from financing activities:
Dividends paid	(95)	(85)
Issuance of long-term debt	—	318
Repayment of long-term debt	(105)	(103)
Other	8	(3)

Net cash (used in) provided by financing activities	(192)	127

Effect of exchange rate changes on cash	(1)	3

Increase in cash and cash equivalents	93	107
Cash and cash equivalents at beginning of period	438	286

Cash and cash equivalents at end of period	$531	$393

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

2. Proposed Transaction with Millennium

In March 2004, Lyondell and Millennium Chemicals Inc. (“Millennium”) executed a definitive agreement for Lyondell to acquire Millennium in a stock-for-stock business combination. The proposed transaction is subject to approval by Lyondell and Millennium shareholders and other customary conditions. Lyondell and Millennium have obtained amendments to Lyondell’s and Millennium’s respective bank credit agreements and Lyondell’s accounts receivable sales facility that were required to permit the proposed transaction. Lyondell expects that the proposed transaction will close after the close of business on November 30, 2004; however, there can be no assurance that the proposed transaction will be completed.

3. Employee Stock Options

In the first quarter 2003, Lyondell adopted the “fair value” method of accounting for employee stock options, the preferred method as defined by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. Lyondell is using the prospective transition method, one of three alternatives under SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, for a voluntary change to the fair value method. Under the prospective transition method, an estimate of the fair value of options granted to employees during 2003 and thereafter is charged to earnings over the related vesting periods. The effect of this change for the three- and nine-month periods ended September 30, 2004 and 2003 is shown in the table below.

Prior to 2003, Lyondell accounted for employee stock options under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation cost was recognized in connection with stock options granted prior to 2003 under Lyondell’s plans. The pro forma effect on net income and earnings per share of measuring compensation expense for such grants in the manner prescribed in SFAS No. 123 is summarized in the table below.

	For the three months ended September 30,		For the nine months ended September 30,
Millions of dollars, except per share data	2004	2003	2004	2003
Reported net income (loss)	$50	$(44)	$38	$(225)
Add stock-based compensation expense included in net income (loss), net of tax	1	1	2	2
Deduct stock-based compensation expense using fair value method for all awards, net of tax	(1)	(2)	(2)	(6)

Pro forma net income (loss)	$50	$(45)	$38	$(229)

Basic and diluted earnings (loss) per share:
Reported	$0.28	$(0.27)	$0.21	$(1.40)
Pro forma	$0.28	$(0.28)	$0.21	$(1.42)

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

4. Equity Interest in Equistar Chemicals, LP

Lyondell’s operations in the petrochemicals and polymers segments are conducted through its joint venture ownership interest in Equistar Chemicals, LP (“Equistar”). Lyondell has a 70.5% interest in Equistar, while Millennium has a 29.5% interest. Because the partners jointly control certain key management decisions, including approval of the strategic plan, capital expenditures and annual budget, issuance of additional debt and the appointment of executive management of the partnership, Lyondell accounts for its investment in Equistar using the equity method of accounting. As a partnership, Equistar is not subject to federal income taxes.

As described in Note 2, the partners have agreed to a transaction under which, if completed, Equistar, as well as Millennium, will become 100% owned consolidated subsidiaries of Lyondell.

Summarized financial information for Equistar follows:

Millions of dollars	September 30, 2004	December 31, 2003
BALANCE SHEETS
Total current assets	$1,491	$1,261
Property, plant and equipment, net	3,198	3,334
Investments and other assets, net	436	433

Total assets	$5,125	$5,028

Current maturities of long-term debt	$1	$—
Other current liabilities	814	754
Long-term debt	2,312	2,314
Other liabilities and deferred revenues	380	359
Partners’ capital	1,618	1,601

Total liabilities and partners’ capital	$5,125	$5,028

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
STATEMENTS OF INCOME
Sales and other operating revenues	$2,439	$1,642	$6,500	$4,880
Cost of sales	2,255	1,561	6,063	4,754
Selling, general and administrative expenses	47	47	129	131
Research and development expenses	8	10	23	29
(Gain) loss on asset dispositions	—	12	(4)	26

Operating income (loss)	129	12	289	(60)
Interest expense, net	(55)	(51)	(165)	(153)
Other (expense), net	(2)	(1)	(4)	(22)

Net income (loss)	$72	$(40)	$120	$(235)

SELECTED ADDITIONAL INFORMATION
Depreciation and amortization	$81	$76	$234	$230
Expenditures for property, plant and equipment	28	28	69	62

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Lyondell’s income or loss from its investment in Equistar consists of Lyondell’s share of Equistar’s income or loss and accretion of the amount by which Lyondell’s underlying equity in Equistar’s net assets exceeds the carrying value of Lyondell’s investment in Equistar. At September 30, 2004, Lyondell’s underlying equity in Equistar’s net assets exceeded the carrying value of its investment in Equistar by approximately $156 million. This difference is being recognized in income over the next 14 years.

5. Equity Interest in LYONDELL-CITGO Refining LP

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

Lyondell’s investment in and receivable from LCR consisted of the following:

Millions of dollars	September 30, 2004	December 31, 2003
Investment in LCR	$(68)	$3
Receivable from LCR	229	229

Investment in and receivable from LCR	$161	$232

Summarized financial information for LCR follows:

Millions of dollars	September 30, 2004	December 31, 2003
BALANCE SHEETS
Total current assets	$409	$316
Property, plant and equipment, net	1,209	1,240
Other assets	66	81

Total assets	$1,684	$1,637

Current maturities of long-term debt	$5	$—
Other current liabilities	662	386
Long-term debt	444	450
Loans payable to partners	264	264
Other liabilities	105	114
Partners’ capital	204	423

Total liabilities and partners’ capital	$1,684	$1,637

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
STATEMENTS OF INCOME
Sales and other operating revenues	$1,546	$1,030	$4,039	$3,118
Cost of sales	1,393	939	3,643	2,894
Selling, general and administrative expenses	14	14	45	42

Operating income	139	77	351	182
Interest expense, net	(6)	(8)	(24)	(27)
Other income	14	—	14	—

Net income	$147	$69	$341	$155

SELECTED ADDITIONAL INFORMATION
Depreciation and amortization	$29	$28	$87	$85
Expenditures for property, plant and equipment	13	8	42	36

Lyondell’s income from its investment in LCR consists of Lyondell’s share of LCR’s net income and accretion of the amount by which Lyondell’s underlying equity in LCR’s net assets exceeds the carrying value of Lyondell’s investment in LCR. At September 30, 2004, Lyondell’s underlying equity in LCR’s net assets exceeded the carrying value of its investment in LCR by approximately $259 million. This difference is being recognized in income over the next 24 years.

In May 2004, LCR refinanced its credit facilities with a new facility, consisting of a $450 million senior secured term loan and a $100 million senior secured revolver, which matures in May 2007. The term loan requires quarterly amortization payments of $1.125 million beginning in September 2004. The new facility replaced LCR’s $450 million term loan facility and $70 million revolving credit facility, which were scheduled to mature in June 2004, is secured by substantially all of the assets of LCR and contains covenants that require LCR to maintain specified financial ratios. In September 2004, LCR obtained an amendment to the new facility that reduced the interest rate and eased certain financial covenants, including the debt-to-total-capitalization ratio.

As part of the May 2004 refinancing, Lyondell and CITGO also extended the maturity of the loans payable to partners, including $229 million payable to Lyondell and $35 million payable to CITGO, from July 2005 to January 2008.

6. Accounts Receivable

During the third quarter 2004, Lyondell amended its accounts receivable sales facility, increasing it from $100 million to $150 million. The $150 million accounts receivable sales facility currently permits the sale of up to $125 million of total interest in its eligible domestic accounts receivable, which amount would decline by $25 million if Lyondell’s credit facility were fully drawn. The outstanding amount of receivables sold under the facility was $75 million as of September 30, 2004 and December 31, 2003. In addition, in June 2004, Lyondell’s accounts receivable sales facility was amended to permit the proposed transaction with Millennium, as described in Note 2.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

7. Inventories

Inventories consisted of the following components:

Millions of dollars	September 30, 2004	December 31, 2003
Finished goods	$270	$269
Work-in-process	7	7
Raw materials	52	33
Materials and supplies	40	38

Total inventories	$369	$347

8. Deferred Tax Assets

Beginning in the third quarter of 2004, Lyondell’s pre-tax earnings, after taking into account applicable permanent tax differences, resulted in a provision for related income tax effects. This provision, and the resulting provision relating to pre-tax earnings for the nine months ended September 30, 2004, will be substantially offset, for tax return purposes, by the utilization of net operating loss carryforwards. Previously recognized benefits of approximately $200 million have been reclassified from non-current net deferred tax liabilities to current deferred tax assets, to allow for the estimated amount of net operating loss carryforwards that may be utilized within the next year.

9. Property, Plant and Equipment, Net

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows:

Millions of dollars	September 30, 2004	December 31, 2003
Land	$11	$11
Manufacturing facilities and equipment	3,405	3,453
Construction in progress	52	15

Total property, plant and equipment	3,468	3,479
Less accumulated depreciation	(947)	(839)

Property, plant and equipment, net	$2,521	$2,640

Depreciation and amortization is summarized as follows:

	For the three months ended September 30,		For the nine months ended September 30,
Millions of dollars	2004	2003	2004	2003
Property, plant and equipment	$39	$50	$126	$133
Investment in PO joint ventures	11	9	33	24
Turnaround costs	3	3	9	10
Software costs	3	2	8	7
Other	3	2	10	10

Total depreciation and amortization	$59	$66	$186	$184

In addition, amortization of debt issuance costs of $5 million and $4 million for the three-month periods ended September 30, 2004 and 2003, respectively, and $14 million and $12 million for the nine-month periods ended September 30, 2004 and 2003, respectively, is included in interest expense in the Consolidated Statements of Income.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

10. Long-Term Debt

Long-term debt consisted of the following:

Millions of dollars	September 30, 2004	December 31, 2003
Bank credit facility:
Revolving credit facility	$—	$—
Other debt obligations:
Senior Secured Notes, Series A due 2007, 9.625%	900	900
Senior Secured Notes, Series B due 2007, 9.875%	900	1,000
Senior Secured Notes due 2008, 9.5%	730	730
Senior Secured Notes due 2012, 11.125%	278	278
Senior Secured Notes due 2013, 10.5%	325	325
Senior Subordinated Notes due 2009, 10.875%	500	500
Debentures due 2005, 9.375%	100	100
Debentures due 2010, 10.25%	100	100
Debentures due 2020, 9.8%	225	225
Other	2	2
Unamortized discount	(8)	(9)

Total long-term debt	4,052	4,151
Less current maturities	100	—

Long-term debt, net	$3,952	$4,151

In September 2004, Lyondell prepaid $100 million of the 9.875% Senior Secured Notes, Series B, which mature in 2007, as well as a $5 million prepayment premium, and wrote off $1 million of unamortized debt issuance costs. Also in September 2004, Lyondell called an additional $100 million of the 9.875% Senior Secured Notes, Series B, for prepayment. The debt and a prepayment premium of $5 million were paid in October 2004.

In February 2004, in response to ongoing adverse conditions in the industry, Lyondell obtained amendments to its credit facility to provide additional financial flexibility by easing certain financial ratio requirements. In June 2004, Lyondell obtained an amendment to its credit facility to permit the proposed transaction with Millennium as described in Note 2.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

11. Pension and Other Postretirement Benefits

Net periodic pension and other postretirement benefit costs included the following components for the periods presented:

	Pension Benefits				Other Postretirement Benefits
	For the three months ended September 30,		For the nine months ended September 30,		For the three months ended September 30,		For the nine months ended September 30,
Millions of dollars	2004	2003	2004	2003	2004	2003	2004	2003
Components of net periodic benefit cost:
Service cost	$6	$5	$19	$15	$1	$1	$2	$2
Interest cost	10	9	30	28	1	1	4	4
Recognized gain on plan assets	(6)	(6)	(20)	(18)	—	—	—	—
Actuarial and investment loss (gain) amortization	5	7	16	19	(1)	(1)	(1)	(1)

Net periodic benefit cost	$15	$15	$45	$44	$1	$1	$5	$5

Lyondell previously disclosed, in its financial statements for the year ended December 31, 2003, that it expected to contribute approximately $57 million to its pension plans in 2004. Lyondell currently estimates that its 2004 pension contributions will total approximately $43 million.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was enacted in December 2003. In January 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. As permitted by FSP FAS 106-1, Lyondell elected to defer recognition of the effects of the Act in accounting for its plans until the FASB developed and issued authoritative guidance on accounting for subsidies provided by the Act. In May 2004, the FASB issued FSP FAS 106-2 of the same title, which gave final guidance on accounting for subsidies under the Act and requires Lyondell to implement its provisions no later than the third quarter 2004, if the effects are significant. Lyondell does not expect the Act to have a significant effect on its financial statements. Through September 30, 2004, the accumulated postretirement benefit obligation and the net periodic postretirement benefit costs do not reflect any potential benefit associated with the subsidy.

12. Commitments and Contingencies

Crude Supply Agreement—Under a crude supply agreement (“Crude Supply Agreement” or “CSA”), PDVSA Petróleo, S.A. (“PDVSA Oil”) is required to sell, and LCR is required to purchase, 230,000 barrels per day of extra heavy crude oil, which constitutes approximately 86% of LCR’s rated crude oil refining capacity of 268,000 barrels per day. Since April 1998, PDVSA Oil has, from time to time, declared itself in a force majeure situation and subsequently reduced deliveries of crude oil. Such reductions in deliveries were purportedly based on announced OPEC production cuts. At such times, PDVSA Oil informed LCR that the Venezuelan government, through the Ministry of Energy and Mines, had instructed that production of certain grades of crude oil be reduced. In certain circumstances, PDVSA Oil made payments to LCR under a different provision of the CSA in partial compensation for such reductions.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

Depending on then-current market conditions, any breach or termination of the CSA, or reduction in supply thereunder, would require LCR to purchase all or a portion of its crude oil in the merchant market, which could subject LCR to significant volatility and price fluctuations and could adversely affect LCR and, therefore, Lyondell. There can be no assurance that alternative crude oil supplies with similar margins would be available for purchase by LCR. During the first nine months of 2004, Lyondell received crude oil under the CSA at or above contract rates.

Indemnification Arrangements Relating to Equistar—Lyondell, Millennium and Occidental Petroleum Corporation (together with its subsidiaries and affiliates, collectively “Occidental”) have each agreed to provide certain indemnifications or guarantees thereof to Equistar with respect to the petrochemicals and polymers businesses they each contributed. In addition, Equistar agreed to assume third party claims that are related to certain contingent liabilities arising prior to the contribution transactions that are filed prior to December 1, 2004 as to Lyondell and Millennium, and May 15, 2005 as to Occidental, to the extent the aggregate thereof does not exceed $7 million for each entity, subject to certain terms of the respective asset contribution agreements. As of September 30, 2004, Equistar had incurred the full $7 million with respect to the business contributed by Lyondell. Lyondell, Millennium, Occidental and Equistar remain liable under these indemnification or guarantee arrangements to the same extent as they were before Lyondell’s August 2002 acquisition of Occidental’s interest in Equistar and will continue to remain liable to the same extent after the closing of the proposed transaction between Lyondell and Millennium – see Note 2 – except that Lyondell will own 100% of Millennium and Equistar.

Environmental Remediation—As of September 30, 2004, Lyondell’s environmental liability for future remediation costs at current and former plant sites and a limited number of Superfund sites totaled $19 million. Substantially all amounts accrued are expected to be incurred over the next ten years. In the opinion of management, there is currently no material estimable range of possible loss in excess of the liabilities recorded for environmental remediation. However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in investigations by regulatory agencies, could require Lyondell to reassess its potential exposure related to environmental matters.

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

Cumulative capital expenditures through September 30, 2004 by Lyondell, Equistar and LCR relating to NOx emission reductions totaled $27 million, $96 million and $12 million, respectively. Lyondell’s proportionate share of the cumulative spending through September 30, 2004 totaled $101 million.

The above range of estimates could be affected by increased costs for stricter proposed controls over highly reactive, volatile organic compounds (“HRVOCs”). The regulatory agency for the state of Texas, the Texas Commission on Environmental Quality (“TCEQ”), plans to finalize the HRVOC rules by December 2004. Lyondell, Equistar and LCR are still assessing the impact of the proposed HRVOC revisions. In addition, in April 2004, the EPA designated the eight-county Houston/Galveston region a moderate non-attainment area under an “eight-hour” ozone standard. As a result, the TCEQ must submit a plan to the EPA in 2007 to demonstrate compliance with the eight-hour ozone standard in 2010. The TCEQ is continuing with its current plan to revise the HRVOC rules in 2004. The timing and amount of the estimated expenditures are subject to these regulatory and other uncertainties, as well as to obtaining the necessary permits and approvals. There can be no assurance as to the ultimate cost of implementing any plan developed to comply with the final ozone standards.

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

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

approximately one-fourth of U.S. MTBE industry demand. Other states have enacted or have proposed future MTBE bans and gasoline blenders in these states are making decisions that would lead to deselection of MTBE, which also will negatively impact U.S. MTBE industry demand.

At this time, Lyondell cannot predict the full impact that these potential U.S. federal and state governmental initiatives and state bans will have on MTBE margins or volumes longer term. Lyondell’s North American MTBE sales represented approximately 17% of its total revenues for 2003 and for the first nine months of 2004. Lyondell intends to continue marketing MTBE in the U.S. In the short term, in response to market conditions, Lyondell is capable of adjusting, within design limits, the relative ratios of propylene oxide (“PO”) and tertiary butyl alcohol (“TBA”) produced at its PO/TBA plants. It can also shift more of its PO production to PO/Styrene Monomer (“SM”) plants from PO/TBA plants, as necessary. This flexibility has increased with the fourth quarter 2003 startup of the Maasvlakte PO/SM plant. However, should it become necessary or desirable to significantly reduce MTBE production, Lyondell would need to make capital expenditures to add the flexibility to produce alternative gasoline blending components, such as iso-octane, iso-octene (also known as “di-isobutylene”) or ethyl tertiary butyl ether (“ETBE”), at its U.S.-based MTBE plant. The current estimated costs for converting Lyondell’s U.S.-based MTBE plant to di-isobutylene production is less than $20 million, whereas the current estimated costs for converting to iso-octane production range from $65 million to $75 million. Lyondell’s U.S.-based MTBE plant could be converted to ETBE production with minimal capital expenditure. Lyondell is pursuing ETBE viability through legislative efforts. One key hurdle was equal access to the federal subsidy provided for ethanol blended into gasoline for the ethanol component of ETBE, which was addressed in recently enacted tax legislation. Lyondell is currently evaluating the effects of the new tax legislation, as well as the di-isobutylene alternative, prior to making any ultimate decision, which will be influenced by further regulatory and market developments. The profit contribution related to alternative gasoline blending components is likely to be lower than that historically realized on MTBE.

The Clean Air Act also specified certain emissions standards for vehicles and, in 1998, the EPA concluded that additional controls on gasoline and diesel fuel were necessary. New standards for gasoline were finalized in 1999 and required refiners to phase in production of a lower sulfur-content gasoline in 2004, with final compliance by 2007. A new “on-road” diesel standard was adopted in January 2001 and will require refiners of on-road diesel fuel to produce 80% as ultra low sulfur diesel by June 2006 and 100% by the end of 2009. The off-road diesel fuel standards, which were finalized during the second quarter of 2004, provide for phased implementation from 2007 to 2014. These gasoline and diesel fuel standards will result in increased capital investment for LCR.

LCR currently estimates that capital spending to comply with the low sulfur gasoline standard and the new diesel fuel standards will range between $165 million and $205 million. In 2003, LCR developed alternative approaches to complying with the low sulfur gasoline standard and the new diesel fuel standard that led to an approximate $300 million reduction in overall estimated capital expenditures for these projects. As a result, LCR recognized impairment of value of $25 million of project costs incurred, which are not included in the current estimate. LCR has spent approximately $36 million, excluding the $25 million charge, as of September 30, 2004 for both the gasoline and diesel fuel standards projects. Lyondell’s 58.75% share of these incremental capital expenditures for these projects is not expected to exceed $120 million. In addition, these standards could result in higher operating costs for LCR. Equistar’s business may also be impacted if these standards increase the cost for processing fuel components.

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

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

13. Per Share Data

Basic earnings per share for the periods presented are computed based upon the weighted average number of shares of original common stock and Series B common stock outstanding during the periods. Diluted earnings per share also include the effect of outstanding stock options and warrants and restricted stock. Outstanding stock options, warrants and restricted stock had no effect on the calculation of the diluted loss per share for the three- and nine-month periods ended September 30, 2003.

Earnings per share data and dividends declared per share of common stock were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Weighted average shares, in millions:
Basic	178.1	161.6	177.5	161.0
Diluted	179.9	161.6	178.7	161.0

Basic and diluted earnings (loss) per share	$0.28	$(0.27)	$0.21	$(1.40)

Dividends declared per share of common stock	$0.225	$0.225	$0.675	$0.675

Warrants to purchase five million shares of original common stock were outstanding at September 30, 2004, but were not included in the diluted earnings per share calculation, because the exercise price was greater than the average market price of the common stock and, therefore, the effect would have been antidilutive.

14. Comprehensive Income

The components of the comprehensive income (loss) were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
Millions of dollars	2004	2003	2004	2003
Net income (loss)	$50	$(44)	$38	$(225)
Other comprehensive gain (loss):
Foreign currency translation gain (loss)	20	22	(22)	141
Other	—	—	(2)	—

Total other comprehensive income (loss)	20	22	(24)	141

Comprehensive income (loss)	$70	$(22)	$14	$(84)

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

15. Segment and Related Information

Lyondell operates in four reportable segments:

•	Intermediate chemicals and derivatives (“IC&D”), including PO, propylene glycol, propylene glycol ethers, butanediol, toluene diisocyanate, styrene, and MTBE and other TBA derivatives;

•	Petrochemicals, which include ethylene, ethylene glycol, ethylene oxide and derivatives, propylene, butadiene, and aromatics;

•	Polymers, which primarily include polyethylene; and

•	Refining of crude oil.

Lyondell’s entire $1.1 billion balance of goodwill is allocated to the IC&D segment.

Summarized financial information concerning reportable segments is shown in the following table:

Millions of dollars	IC&D	Petrochemicals	Polymers	Refining	Unallocated	Total
For the three months ended September 30, 2004:
Sales and other operating revenues	$1,307	$—	$—	$—	$—	$1,307
Operating income	49	—	—	—	—	49
Income (loss) from equity investments	1	93	23	89	(62)	144

For the three months ended September 30, 2003:
Sales and other operating revenues	$954	$—	$—	$—	$—	$954
Operating income	20	—	—	—	—	20
Income (loss) from equity investments	(4)	46	(14)	43	(58)	13

For the nine months ended September 30, 2004:
Sales and other operating revenues	$3,573	$—	$—	$—	$—	$3,573
Operating income	92	—	—	—	—	92
Income (loss) from equity investments	3	262	9	208	(178)	304

For the nine months ended September 30, 2003:
Sales and other operating revenues	$2,856	$—	$—	$—	$—	$2,856
Operating loss	(4)	—	—	—	—	(4)
Income (loss) from equity investments	(10)	84	(57)	99	(185)	(69)

“Income (loss) from equity investments - Unallocated” as presented above consists of Equistar items not allocated to segments, principally general and administrative expenses and interest expense, net.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

16. Supplemental Guarantor Information

ARCO Chemical Technology Inc. (“ACTI”), ARCO Chemical Technology L.P. (“ACTLP”) and Lyondell Chemical Nederland, Ltd. (“LCNL”) are guarantors, jointly and severally, (collectively “Guarantors”) of the following (see Note 10):

-	Senior Secured Notes, Series A due 2007, 9.625%
-	Senior Secured Notes, Series B due 2007, 9.875%
-	Senior Secured Notes due 2008, 9.5%
-	Senior Secured Notes due 2012, 11.125%
-	Senior Secured Notes due 2013, 10.5%, and
-	Senior Subordinated Notes due 2009, 10.875%.

LCNL, a Delaware corporation and a 100% owned subsidiary of Lyondell, owns a Dutch subsidiary that operates chemical production facilities near Rotterdam, The Netherlands. ACTI is a Delaware corporation, which holds the investment in ACTLP. ACTLP is a Delaware limited partnership, which holds and licenses technology to other Lyondell affiliates and to third parties. The Guarantors are all 100% owned subsidiaries of Lyondell. The guarantees are joint and several and full and unconditional. The following condensed consolidating financial information present supplemental information for the Guarantors as of September 30, 2004 and December 31, 2003 and for the three-month and nine-month periods ended September 30, 2004 and 2003. Certain amounts from prior periods have been reclassified to conform to current period presentations.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION (UNAUDITED)

BALANCE SHEET

As of September 30, 2004

Millions of dollars	Lyondell	Guarantors	Non - Guarantors	Eliminations	Consolidated Lyondell
Total current assets	$1,127	$283	$345	$—	$1,755
Property, plant and equipment, net	798	824	899	—	2,521
Investments and long-term receivables	5,404	275	1,807	(5,425)	2,061
Goodwill	723	349	8	—	1,080
Other assets	273	75	32	—	380

Total assets	$8,325	$1,806	$3,091	$(5,425)	$7,797

Current maturities of long-term debt	$100	$—	$—	$—	$100
Other current liabilities	512	190	103	—	805
Long-term debt	3,950	—	2	—	3,952
Other liabilities	634	45	26	—	705
Deferred income taxes	714	173	116	—	1,003
Intercompany liabilities (assets)	1,325	102	(1,427)	—	—
Minority interest	—	26	142	(26)	142
Stockholders’ equity	1,090	1,270	4,129	(5,399)	1,090

Total liabilities and stockholders’ equity	$8,325	$1,806	$3,091	$(5,425)	$7,797

BALANCE SHEET

As of December 31, 2003

Millions of dollars	Lyondell	Guarantors	Non - Guarantors	Eliminations	Consolidated Lyondell
Total current assets	$824	$223	$312	$—	$1,359
Property, plant and equipment, net	817	879	944	—	2,640
Investments and long-term receivables	5,201	294	1,873	(5,220)	2,148
Goodwill	723	349	8	—	1,080
Other assets	271	76	59	—	406

Total assets	$7,836	$1,821	$3,196	$(5,220)	$7,633

Current liabilities	$441	$142	$116	$—	$699
Long-term debt	4,149	—	2	—	4,151
Other liabilities	609	44	27	—	680
Deferred income taxes	517	185	90	—	792
Intercompany liabilities (assets)	964	274	(1,238)	—	—
Minority interest	—	24	155	(24)	155
Stockholders’ equity	1,156	1,152	4,044	(5,196)	1,156

Total liabilities and stockholders’ equity	$7,836	$1,821	$3,196	$(5,220)	$7,633

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION (UNAUDITED)—(Continued)

STATEMENT OF INCOME

For the Three Months Ended September 30, 2004

Millions of dollars	Lyondell	Guarantors	Non- Guarantors	Eliminations	Consolidated Lyondell
Sales and other operating revenues	$749	$398	$292	$(132)	$1,307
Cost of sales	687	366	274	(132)	1,195
Selling, general and administrative expenses	40	6	9	—	55
Research and development expenses	9	(1)	—	—	8

Operating income	13	27	9	—	49
Interest income (expense), net	(108)	—	—	—	(108)
Other income (expense), net	(34)	—	25	—	(9)
Income from equity investments	143	51	93	(143)	144
Intercompany income (expense)	(14)	1	13	—	—
(Benefit from) provision for income taxes	(50)	27	49	—	26

Net income	$50	$52	$91	$(143)	$50

STATEMENT OF INCOME

For the Three Months Ended September 30, 2003

Millions of dollars	Lyondell	Guarantors	Non- Guarantors	Eliminations	Consolidated Lyondell
Sales and other operating revenues	$574	$272	$252	$(144)	$954
Cost of sales	599	255	181	(144)	891
Selling, general and administrative expenses	16	5	13	—	34
Research and development expenses	9	—	—	—	9

Operating income (loss)	(50)	12	58	—	20
Interest income (expense), net	(112)	5	1	—	(106)
Other income (expense), net	(10)	3	9	—	2
Income (loss) from equity investments	76	29	(16)	(76)	13
Intercompany income (expense)	(18)	2	16	—	—
(Benefit from) provision for income taxes	(70)	19	24	—	(27)

Net income (loss)	$(44)	$32	$44	$(76)	$(44)

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION (UNAUDITED)—(Continued)

STATEMENT OF INCOME

For the Nine Months Ended September 30, 2004

Millions of dollars	Lyondell	Guarantors	Non- Guarantors	Eliminations	Consolidated Lyondell
Sales and other operating revenues	$2,117	$1,093	$801	$(438)	$3,573
Cost of sales	1,940	1,012	794	(438)	3,308
Selling, general and administrative expenses	105	18	26	—	149
Research and development expenses	25	(1)	—	—	24

Operating income (loss)	47	64	(19)	—	92
Interest income (expense), net	(328)	—	3	—	(325)
Other income (expense), net	(65)	(3)	54	1	(13)
Income from equity investments	298	134	171	(299)	304
Intercompany income (expense)	(54)	14	40	—	—
(Benefit from) provision for income taxes	(140)	73	87	—	20

Net income	$38	$136	$162	$(298)	$38

STATEMENT OF INCOME

For the Nine Months Ended September 30, 2003

Millions of dollars	Lyondell	Guarantors	Non- Guarantors	Eliminations	Consolidated Lyondell
Sales and other operating revenues	$1,734	$796	$791	$(465)	$2,856
Cost of sales	1,802	750	626	(465)	2,713
Selling, general and administrative expenses	63	18	40	—	121
Research and development expenses	26	—	—	—	26

Operating income (loss)	(157)	28	125	—	(4)
Interest income (expense), net	(307)	15	4	—	(288)
Other income (expense), net	(42)	5	51	1	15
Income (loss) from equity investments	152	101	(169)	(153)	(69)
Intercompany income (expense)	(74)	25	49	—	—
(Benefit from) provision for income taxes	(203)	61	21	—	(121)

Net income (loss)	$(225)	$113	$39	$(152)	$(225)

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION (UNAUDITED)—(Continued)

STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2004

Millions of dollars	Lyondell	Guarantors	Non- Guarantors	Eliminations	Consolidated Lyondell
Net income	$38	$136	$162	$(298)	$38
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	54	52	80	—	186
Income from equity investments	(298)	(134)	(171)	299	(304)
Distributions of earnings from affiliates	38	134	148	(39)	281
Deferred income taxes	(140)	73	83	—	16
Intercompany (receivables) payables, net	550	(253)	(297)	—	—
Net changes in other assets and liabilities	67	(5)	(23)	—	39

Net cash provided by (used in) operating activities	309	3	(18)	(38)	256

Expenditures for property, plant and equipment	(38)	(2)	(3)	—	(43)
Distributions in excess of earnings from affiliates	—	5	100	—	105
Contributions and advances to affiliates	—	(1)	(69)	38	(32)

Net cash provided by (used in) investing activities	(38)	2	28	38	30

Repayment of long-term debt	(105)	—	—	—	(105)
Dividends paid	(95)	—	—	—	(95)
Other	8	—	—	—	8

Net cash used in financing activities	(192)	—	—	—	(192)

Effect of exchange rate changes on cash	—	(2)	1	—	(1)

Increase in cash and cash equivalents	$79	$3	$11	$—	$93

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION (UNAUDITED)—(Continued)

STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2003

Millions of dollars	Lyondell	Guarantors	Non- Guarantors	Eliminations	Consolidated Lyondell
Net income (loss)	$(225)	$113	$39	$(152)	$(225)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	58	39	87	—	184
(Income) loss from equity investments	(152)	(101)	169	153	69
Distributions of earnings from affiliates	102	113	(11)	(103)	101
Deferred income taxes	(203)	62	19	—	(122)
Gain on sale of equity interest	—	—	(18)	—	(18)
Intercompany (receivables) payables, net	170	83	(247)	(6)	—
Net changes in other assets and liabilities	163	(15)	(7)	6	147

Net cash provided by (used in) operating activities	(87)	294	31	(102)	136

Expenditures for property, plant and equipment	(15)	(223)	(9)	—	(247)
Distributions in excess of earnings from affiliates	—	—	118	—	118
Contributions and advances to affiliates	—	(77)	(127)	102	(102)
Proceeds from sale of equity interest	—	—	28	—	28
Maturity of other short-term investments	44	—	—	—	44

Net cash provided by (used in) investing activities	29	(300)	10	102	(159)

Dividends paid	(85)	—	—	—	(85)
Issuance of long-term debt	318	—	—	—	318
Repayment of long-term debt	(103)	—	—	—	(103)
Other	(3)	—	—	—	(3)

Net cash provided by financing activities	127	—	—	—	127

Effect of exchange rate changes on cash	—	—	3	—	3

Increase (decrease) in cash and cash equivalents	$69	$(6)	$44	$—	$107

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with information contained in the Consolidated Financial Statements of Lyondell Chemical Company (“Lyondell”) and the notes thereto.

In addition to comparisons of current operating results with the same period in the prior year, Lyondell has included, as additional disclosure, certain “trailing quarter” comparisons of third quarter 2004 operating results to second quarter 2004 operating results. Lyondell’s and its joint ventures’ businesses are highly cyclical, in addition to experiencing some less significant seasonal effects. Trailing quarter comparisons may offer important insight into the current business direction of Lyondell and its joint ventures.

References to industry benchmark prices or costs, including the weighted average cost of ethylene production, are generally to industry prices and costs reported by Chemical Marketing Associates, Incorporated (“CMAI”), except that crude oil and natural gas benchmark price references are to industry prices reported by Platts, a reporting service of The McGraw-Hill Companies.

OVERVIEW

General— Lyondell’s operations comprise Lyondell’s Intermediate Chemicals and Derivatives (“IC&D”) segment and its equity investments in Equistar Chemicals, LP (“Equistar”), a joint venture with Millennium Chemicals Inc. (“Millennium”), and LYONDELL-CITGO Refining LP (“LCR”), a joint venture with CITGO Petroleum Corporation (“CITGO”).

In March 2004, Lyondell and Millennium executed a definitive agreement for Lyondell to acquire Millennium in a stock-for-stock business combination. The transaction is expected to close after the close of business on November 30, 2004. See “Proposed Transaction With Millennium” below.

A stronger global economy led to increased demand and tighter chemical industry supply/demand balances in the third quarter and first nine months of 2004 compared to the third quarter and first nine months of 2003. In this improved business environment, the industry experienced higher sales volumes and generally higher product margins in the third quarter and first nine months of 2004 compared to the same periods in 2003.

Equistar was generally able to implement sales price increases that more than offset the effect of significantly higher raw material and energy costs. In addition to higher sales prices for ethylene and derivatives, Equistar benefited from significantly higher prices for co-products such as propylene, benzene and fuels. The higher raw material and energy costs in the third quarter and first nine months of 2004 reflected the effect of a significant escalation in crude oil prices and ongoing high natural gas costs compared to the same periods in 2003.

Lyondell benefited from higher sales prices for propylene oxide and derivatives that more than offset the effect of significant increases in the cost of propylene, a key raw material, resulting in higher product margins compared to the third quarter and first nine months of 2003. Lyondell also benefited from higher methyl tertiary butyl ether margins in the 2004 periods.

In the third quarter and first nine months of 2004, LCR’s refining operations benefited from higher margins on crude oil refining compared to the same periods in 2003. Additionally, in the 2004 periods, LCR benefited from strong aromatics markets and higher processing rates for Venezuelan extra heavy crude oil. A stronger domestic gasoline market in 2004 resulted in higher product margins at LCR, as well as higher margins on fuel-based products, such as methyl tertiary butyl ether, at Lyondell and Equistar.

Benchmark crude oil and natural gas prices generally have been indicators of the level and direction of movement of raw material and energy costs for Lyondell and its joint venture, Equistar. The following table shows the average benchmark prices for crude oil and natural gas for the applicable 2004 and 2003 periods, as well as benchmark sales prices for ethylene and propylene, which Equistar produces and sells. Propylene is also a key raw material for Lyondell’s IC&D segment. The benchmark weighted average cost of ethylene production is based on CMAI’s estimated ratio of crude oil-based liquid raw materials and natural gas liquids (“NGL’s”) used in U.S. ethylene production and is subject to revision. See discussion of Lyondell and Equistar operating results below for additional details.

	Average Benchmark Price
	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Crude oil – dollars per barrel	43.87	30.20	39.12	31.10
Natural gas – dollars per million BTUs	5.68	4.95	5.62	5.51
Weighted average cost of ethylene production – cents per pound	23.92	18.84	21.79	19.50
Ethylene – cents per pound	32.83	27.25	31.94	28.67
Propylene – cents per pound	30.83	19.33	29.67	21.83

In the third quarter and first nine months of 2004, as indicated in the above table, benchmark crude oil prices continued to escalate compared to the 2003 periods, putting upward pressure on the cost of crude oil-based liquid raw materials.

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

Income from Equity Investment in Equistar—Lyondell’s equity investment in Equistar resulted in income of $54 million and $93 million in the third quarter and first nine months of 2004, respectively, compared to losses of $26 million and $158 million in the third quarter and first nine months of 2003, respectively. See discussion of Equistar operating results below.

Income from Equity Investment in LCR—Lyondell’s income from its equity investment in LCR was $89 million in the third quarter of 2004 compared to $43 million in the third quarter of 2003, and $208 million in the first nine months of 2004 compared to $99 million in the first nine months of 2003. See discussion of LCR operating results below.

Interest Income—Interest income was $8 million in the first nine months of 2004 and $21 million in the first nine months of 2003. The first quarter 2003 included $15 million of interest income related to a settlement of income tax issues.

Other Income (Expense), Net—Lyondell had other expense, net of $9 million and $13 million in the third quarter and first nine months of 2004, respectively, and other income, net of $2 million and $15 million in the third quarter and first nine months of 2003, respectively. The third quarter and first nine months of 2004 included a $6 million charge related to the September 2004 prepayment of $100 million of Lyondell’s 9.875% Senior Secured Notes, Series B, which mature in 2007. The first nine months of 2003 included an $18 million gain on the sale of a 10% interest in the Nihon Oxirane joint venture, based in Japan, to Lyondell’s partner in the venture and a $5 million refinancing charge related to prepayment of $103 million of term loans.

Income Tax—The estimated annual effective tax rate for 2004 and in the first nine months of 2003 was 35%.

Net Income—Lyondell’s net income of $50 million in the third quarter and $38 million for the first nine months of 2004 compare to net losses of $44 million in the third quarter and $225 million for the first nine months of 2003. The improvements are analyzed as follows:

Millions of dollars	Third Quarter	First Nine Months
Net loss in 2003 periods	$(44)	$(225)
Lyondell after-tax income increase (decrease) from:
Equity investment in - Equistar	52	163
Equity investment in - LCR	30	71
IC&D segment operating income	19	62
Other	(7)	(33)

Net income in 2004 periods	$50	$38

Equistar’s improved third quarter 2004 operating results were primarily due to higher product margins and sales volumes. LCR’s improved operating results reflected higher margins for refined products, including aromatics, and higher processing rates for Venezuelan extra heavy crude oil. Lyondell’s improved operating results primarily reflected higher propylene oxide and derivative sales volumes and margins and higher methyl tertiary butyl ether margins. The improvement in operating results for the first nine months of 2004 primarily reflected the same factors noted for the third quarter 2004. In addition, the first nine months of 2003 included the interest income related to a settlement of income tax issues and the gain on sale of the equity interest with a combined after-tax benefit of $21 million.

Third Quarter 2004 versus Second Quarter 2004

Lyondell had net income of $50 million in the third quarter 2004 compared to $3 million in the second quarter 2004. The $47 million improvement was due to a $19 million increase in after-tax operating income from Lyondell’s IC&D segment and an increase in after-tax income from Lyondell’s equity investments in LCR and Equistar of $17 million and $14 million, respectively. The improvement in the IC&D segment’s third quarter 2004 operating results was attributable to higher margins for propylene oxide and derivatives and styrene. LCR’s third quarter 2004 operating results improved primarily as a result of higher margins, a stronger aromatics market and higher processing rates. Equistar’s improved third quarter 2004 operating results were primarily attributable to higher sales volumes and ethylene derivatives product margins.

Intermediate Chemicals and Derivatives Segment

Overview—The IC&D segment produces and markets propylene oxide (“PO”); PO derivatives, such as propylene glycol (“PG”), propylene glycol ethers (“PGE”), and butanediol (“BDO”); toluene diisocyanate (“TDI”); styrene monomer (“SM” or “styrene”) and methyl tertiary butyl ether (“MTBE”), the principal derivative of tertiary butyl alcohol (“TBA”). SM and TBA are co-products of Lyondell’s two major PO production processes, referred to as PO/SM and PO/TBA. The first nine months of 2004 included the operations of the 50% owned Maasvlakte PO/SM plant, which began production in the fourth quarter 2003.

As a result of improved supply/demand balances in the third quarter and the first nine months of 2004, sales price increases for PO and derivatives more than offset the effect of significant increases in the price of propylene, resulting in higher product margins compared to the same periods in 2003. In the U.S., the benchmark cost of propylene, a key raw material, averaged 59% and 36% higher in the third quarter and first nine months of 2004, respectively, than in the comparable 2003 periods. During the third quarter and first nine months of 2004, MTBE sales prices and margins benefited from a strong gasoline market and high gasoline prices compared to the same periods in 2003. Partly offsetting these improvements, TDI and styrene product margins were lower in the third quarter and first nine months of 2004 as sales price increases for these products failed to offset raw material cost increases, compared to the third quarter and first nine months of 2003. In particular, third quarter 2004 benchmark benzene prices in the U.S. were 158% higher compared to the third quarter 2003 and 70% higher on a nine-month basis, negatively affecting the styrene margins.

The following table sets forth the IC&D segment’s sales and other operating revenues, operating income, product sales volumes and average benchmark market prices for propylene.

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Millions of dollars
Sales and other operating revenues	$1,307	$954	$3,573	$2,856
Operating income (loss)	49	20	92	(4)

Volumes, in millions
PO, PO derivatives and TDI (pounds)	909	816	2,786	2,459
Co-products:
SM (pounds)	962	865	2,723	2,514
MTBE and other TBA derivatives (gallons)	269	292	825	871

Average Benchmark Price
Propylene:
United States – cents per pound	30.83	19.33	29.67	21.83
Europe – euros per metric ton	585.00	430.00	528.33	493.33

The above sales data include processing volumes and purchases for resale. The purchases for resale reflected in the 2003 sales volumes, principally styrene, were substantially replaced in 2004 by production volumes from the Maasvlakte PO/SM plant in the Netherlands, which began production in the fourth quarter 2003.

Revenues—Revenues of $1,307 million in the third quarter 2004 increased 37% compared to revenues of $954 million in the third quarter 2003, while revenues of $3,573 million in the first nine months of 2004 increased 25% compared to revenues of $2,856 million in the first nine months of 2003. The higher revenues were primarily due to higher average sales prices for most products and, to a lesser extent, higher product sales volumes. Sales volumes for PO and derivatives were 11% higher in the third quarter 2004 and 13% higher in the first nine months of 2004, reflecting stronger demand compared to the 2003 periods. Sales volumes for co-product styrene were 11% and 8% higher, respectively, while MTBE sales volumes were 8% and 5% lower, respectively, in the third quarter and first nine months of 2004 compared to the same periods in 2003.

Operating Income—The IC&D segment had operating income of $49 million in the third quarter 2004 compared to $20 million in the third quarter 2003 and operating income of $92 million in the first nine months of 2004 compared to an operating loss of $4 million in the first nine months of 2003. The improvements were primarily due to higher product margins and sales volumes for PO and derivatives and higher MTBE margins. These were partly offset by lower product margins for styrene as well as higher selling, general and administrative (“SG&A”) expenses. The increase in SG&A expenses was primarily due to the effect of Lyondell’s higher common stock price and profitability on its short- and long-term incentive compensation programs in the 2004 periods.

Third Quarter 2004 versus Second Quarter 2004

Operating income was $49 million for the third quarter 2004 compared to $20 million in the second quarter 2004. The $29 million increase was primarily due to higher PO and derivative margins, which improved by approximately $15 million as price increases offset increases in propylene raw material costs. Sales volumes in these products continued to be strong and increased slightly. Styrene operating results improved by approximately $10 million due to margin improvements in Europe and higher sales volumes. Styrene volumes were 16% higher in the third quarter 2004 compared to lower volumes in the second quarter 2004 due to the Channelview turnaround. MTBE operating results continued at strong second quarter levels. TDI results were relatively unchanged versus the second quarter 2004.

Equistar Chemicals, LP

General— Equistar produces and markets olefins, including ethylene, propylene, and butadiene; aromatics, including benzene and toluene; and oxygenated products, including ethylene oxide and derivatives, ethylene glycol, ethanol and methyl tertiary butyl ether (“MTBE”) in its petrochemicals segment. Additionally, Equistar produces and markets polyolefins, including high density polyethylene (“HDPE”), low density polyethylene (“LDPE”), linear-low density polyethylene (“LLDPE”) and polypropylene; and performance polymers products, including wire and cable insulating resins, and polymeric powders in its polymers segment.

U.S. ethylene demand grew an estimated 9% in the third quarter and first nine months of 2004 compared to the same periods in 2003.

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

Net Income—Equistar’s net income was $72 million and $120 million in the third quarter and first nine months of 2004, respectively, compared to net losses of $40 million and $235 million in the third quarter and first nine months of 2003, respectively. The improvements were due to higher sales prices and margins, and to higher sales volumes. The higher sales prices more than offset the effect of significantly higher raw material and energy costs compared to the 2003 periods. In addition to higher sales prices for ethylene and derivatives, Equistar benefited from significantly higher prices for co-products such as propylene, benzene and fuels compared to the 2003 periods. The higher raw material and energy costs during the 2004 periods reflected the effect of 45% and 26% higher average benchmark crude oil prices in the third quarter and first nine months of 2004, respectively, as well as ongoing high natural gas prices compared to the 2003 periods. As a result of higher demand, ethylene and derivative sales volumes for the third quarter and first nine months of 2004 were 6% and 11% higher, respectively, compared to the 2003 periods. The third quarter 2003 was negatively affected by an $11 million charge for the write-off of a polymer research and development (“R&D”) facility. In addition to the $11 million charge for the write-off of the polymer R&D facility, the first nine months of 2003 included $19 million of refinancing costs and a $12 million loss from the sale of a polypropylene production facility.

Third Quarter 2004 versus Second Quarter 2004

Equistar’s third quarter 2004 net income of $72 million compares to net income of $43 million in the second quarter 2004. The $29 million improvement primarily resulted from higher sales prices of ethylene derivatives, which more than offset the higher raw material costs compared to the second quarter 2004. In addition, ethylene and derivative sales volumes were 3% higher compared to the second quarter 2004. Ethylene margins were relatively unchanged as the increase in raw material costs of approximately $160 million compared to the second quarter 2004 was substantially offset by higher sales prices for ethylene and co-products, particularly benzene. The average benchmark price of benzene was $3.62 per gallon, which was 50% higher than in the second quarter 2004.

Segment Data

The following tables reflect selected sales volume data, including intersegment sales volumes, and summarized financial information for Equistar’s business segments.

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
In millions
Selected petrochemicals products:
Olefins (pounds)	4,568	3,976	13,228	11,620
Aromatics (gallons)	99	96	272	288
Polymers products (pounds)	1,536	1,405	4,451	3,945

Millions of dollars
Sales and other operating revenues:
Petrochemicals segment	$2,277	$1,491	$6,110	$4,508
Polymers segment	667	517	1,827	1,476
Intersegment eliminations	(505)	(366)	(1,437)	(1,104)

Total	$2,439	$1,642	$6,500	$4,880

Operating income (loss):
Petrochemicals segment	$132	$66	$372	$119
Polymers segment	32	(19)	12	(81)
Unallocated	(35)	(35)	(95)	(98)

Total	$129	$12	$289	$(60)

Petrochemicals Segment

Revenues—Revenues of $2,277 million in the third quarter 2004 increased 53% compared to revenues of $1,491 million in the third quarter 2003, while revenues of $6,110 million in the first nine months of 2004 increased 36% compared to revenues of $4,508 million in the first nine months of 2003. The increases reflect higher average sales prices and higher sales volumes during the 2004 periods compared to the 2003 periods. Benchmark ethylene sales prices were 20% and 11% higher in the third quarter and first nine months of 2004, respectively, compared to the third quarter and first nine months of 2003. Increases in sales prices of co-products were much more significant. Benchmark benzene sales prices averaged 158% and 70% higher and benchmark propylene sales prices averaged 59% and 36% higher in the third quarter and first nine months of 2004, respectively, compared to the third quarter and first nine months of 2003. Sales volumes were 13% higher in the third quarter 2004 compared to the third quarter 2003 and 11% higher in the first nine months of 2004 compared to the first nine months of 2003.

Operating Income—Operating income in the third quarter 2004 was $132 million compared to operating income of $66 million in the third quarter 2003, while operating income was $372 million in the first nine months of 2004 compared to operating income of $119 million in the first nine months of 2003. The increases were primarily due to higher product margins and higher sales volumes in the 2004 periods due to improved supply/demand fundamentals compared to the 2003 periods. The effect of sales price increases in response to higher raw material and energy costs were generally more favorable in the 2004 periods than in the 2003 periods, resulting in higher average product margins in the 2004 periods.

Polymers Segment

Revenues—Revenues of $667 million in the third quarter 2004 increased 29% compared to revenues of $517 million in the third quarter 2003, while revenues of $1,827 million in the first nine months of 2004 increased 24% compared to revenues of $1,476 million in the first nine months of 2003. The increases were due to higher average sales prices and higher sales volumes in the 2004 periods compared to the 2003 periods. The average sales price increases in the 2004 periods reflected higher demand and higher raw material costs. Sales volumes were 9% higher in the third quarter 2004 compared to the third quarter 2003 and 13% higher in the first nine months of 2004 compared to the first nine months of 2003, reflecting the stronger demand.

Operating Income—Operating income was $32 million and $12 million in the third quarter and first nine months of 2004, respectively, compared to operating losses of $19 million and $81 million in the third quarter and first nine months of 2003, respectively. The improvements in the 2004 periods were the result of higher product margins, especially in the third quarter 2004, and higher sales volumes compared to the 2003 periods. The third quarter and first nine months of 2003 included the $11 million charge for the write-off of the polymer R&D facility. In addition, the first nine months of 2003 included the $12 million loss on the sale of Equistar’s polypropylene production facility in Pasadena, Texas.

LYONDELL-CITGO Refining LP

Refining Segment

Overview—LCR produces refined petroleum products, including gasoline, low sulfur diesel, jet fuel, aromatics and lubricants. PDVSA Petróleo, S.A. (“PDVSA Oil”) supplies extra heavy Venezuelan crude oil to LCR under a long-term crude supply agreement (“Crude Supply Agreement” or “CSA”) - see “Crude Supply Agreement” section of Note 12 to the Consolidated Financial Statements. Under the CSA, LCR purchases 230,000 barrels per day of extra heavy crude oil, which constitutes approximately 86% of its rated crude oil refining capacity of 268,000 barrels per day. LCR generally purchases the balance of its crude oil requirements on the spot market. Profit margins on spot market crude oil tend to be more volatile than margins on CSA crude oil.

CSA crude oil processing rates were 243,000 barrels per day in the third quarter 2004 compared to 229,000 barrels per day in the third quarter 2003 and were 238,000 barrels per day for the first nine months of 2004 compared to 223,000 barrels per day for the first nine months of 2003. LCR benefited from deliveries of CSA crude oil at above contract rates in 2004. During the early part of 2003, a national strike in Venezuela, which began in early December 2002, disrupted deliveries of CSA crude oil to LCR, causing LCR to temporarily reduce operating rates. As a result of the reduced CSA crude oil deliveries, LCR purchased significant volumes of crude oil from alternate sources during January 2003. The crude oil from these alternate sources did not completely offset the financial impact of the reduced CSA supplies from Venezuela. CSA deliveries returned to contract levels, beginning in February 2003.

In the third quarter and first nine months of 2004, LCR benefited from higher CSA and spot crude oil margins compared to the same periods in 2003. The higher CSA crude oil margins primarily reflected favorable effects in the CSA contract formula, resulting from more efficient operations and natural gas prices. The CSA contract pricing formula reflects natural gas prices on a lagged basis and resulted in a more favorable effect on CSA crude oil margins compared to the effect in the third quarter and first nine months of 2003. The higher spot crude oil margins reflected the strong gasoline market and high gasoline prices in 2004 compared to 2003. LCR also benefited from higher aromatics margins in the third quarter and first nine months of 2004 compared to the same periods in 2003. Improved aromatics margins reflected significant increases in prices, primarily in the third quarter 2004.

The following table sets forth LCR’s sales and other operating revenues, net income, sales volumes for refined products and crude processing rates for the periods indicated.

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Millions of dollars
Sales and other operating revenues	$1,546	$1,030	$4,039	$3,118
Net income	147	69	341	155

Thousands of barrels per day
Refined products sales volumes:
Gasoline	117	127	118	118
Diesel and heating oil	99	84	96	83
Jet fuel	20	18	17	18
Aromatics	9	7	9	8
Other refined products	99	91	92	90

Total refined products sales volumes	344	327	332	317

Crude processing rates:
Crude Supply Agreement	243	229	238	223
Other crude oil	35	36	35	39

Total crude processing rates	278	265	273	262

During the first quarter 2003, LCR developed an alternative approach to complying with a mandated low sulfur gasoline standard, which led to a reduction in overall estimated capital expenditures. As a result, LCR recognized impairment of value of $25 million of costs related to the project in the first quarter 2003.

Revenues—Revenues of $1,546 million in the third quarter 2004 increased 50% compared to third quarter 2003 revenues of $1,030 million, while revenues of $4,039 million in the first nine months of 2004 increased 30% compared to $3,118 million in the first nine months of 2003. The revenue increases were primarily due to higher average refined product sales prices, which were driven by significantly higher crude oil prices in the 2004 periods.

Net Income—LCR had net income of $147 million in the third quarter 2004 compared to $69 million in the third quarter 2003. The $78 million improvement was primarily due to higher margins on both CSA and spot crude oil volumes as well as higher aromatics margins in the third quarter 2004. Higher CSA processing rates also contributed to the improvement. LCR’s third quarter 2004 net income included a $14 million benefit related to a third party contract settlement, partly offset by a $9 million charge for the write-off of obsolete equipment.

LCR had net income of $341 million in the first nine months of 2004 compared to $155 million in the first nine months of 2003. The $186 million improvement primarily reflected the same factors noted above for the third quarter 2004 improvement. In addition, LCR’s operations in the first nine months of 2003 were negatively affected by the strike in Venezuela and the resulting disruption in CSA crude oil deliveries, primarily in January 2003. LCR’s net income in the first nine months of 2003 was also negatively affected by the $25 million charge related to the previously capitalized costs for the low sulfur gasoline project and a $6 million charge related to personnel reductions.

Third Quarter 2004 versus Second Quarter 2004

LCR’s net income was $147 million in the third quarter 2004 compared to $103 million in the second quarter 2004. The improvement reflected higher CSA margins and processing rates, higher aromatics margins and higher spot crude oil margins. As a result of deliveries that were at higher than contract rates, third quarter 2004 CSA processing rates of 243,000 barrels per day were slightly higher than second quarter 2004 CSA crude oil processing rates of 233,000 barrels per day.

FINANCIAL CONDITION

Operating Activities—Operating activities provided cash of $256 million in the first nine months of 2004 compared to $136 million in the first nine months of 2003. The increase in operating cash flow in the 2004 period primarily reflected improved operating results, including higher earnings and distributions from affiliates, which more than offset a net increase in the main components of working capital – accounts receivable, inventory and accounts payable. Lyondell received income tax refunds and settlements, which totaled $64 million in the first nine months of 2003.

A net increase in the main components of working capital used cash of $75 million in the first nine months of 2004 compared to a net decrease in the first nine months of 2003 that provided cash of $10 million. The net increase in the first nine months of 2004 was primarily due to higher accounts receivable balances, which reflected higher product sales prices and sales volumes compared to the first nine months of 2003.

During the third quarter 2004, Lyondell amended its accounts receivable sales facility, increasing it from $100 million to $150 million in response to the increase in receivables and the resulting effect on working capital requirements. See “Off-Balance Sheet Arrangements” below.

Investing Activities—Investing activities provided cash of $30 million in the first nine months of 2004 and used cash of $159 million in the first nine months of 2003. The use of cash in the 2003 period was primarily due to the purchase of the previously-leased Botlek BDO plant for $218 million in the second quarter 2003, partly offset by the receipt of $28 million of proceeds from Lyondell’s sale of a 10% interest in Nihon-Oxirane in the first quarter 2003.

The following table summarizes the capital expenditures of Lyondell and its principal joint ventures as well as their 2004 budgeted capital spending.

	Annual Budget 2004	For the nine months ended September 30,
Millions of dollars		2004	2003
Capital expenditures – 100% basis:
Lyondell	$59	$43	$247
Equistar	148	69	62
LCR	90	42	36

Capital expenditures – Lyondell proportionate share:
Lyondell – 100%	$59	$43	$247
Equistar – 70.5%	104	49	44
LCR – 58.75%	53	25	21

Total capital expenditures	216	117	312
Contributions to European PO Joint Venture	10	1	77
Contributions to U.S. PO Joint Venture	—	3	1

Total capital expenditures and contributions to PO joint ventures	$226	$121	$390

The 2004 capital budgets of Lyondell and its principal joint ventures include spending for regulatory and environmental compliance projects. Lyondell expects that full year 2004 capital spending will be at or slightly below the budgeted level for Lyondell and LCR. Equistar’s capital spending is expected to be between $30 million and $40 million below the budgeted level. Certain expenditures that had been expected to occur in 2004, primarily related to environmental compliance projects, are expected to occur in 2005.

The following table summarizes Lyondell’s cash distributions from and cash contributions to its principal joint venture affiliates:

	For the nine months ended September 30,
Millions of dollars	2004	2003
Cash distributions from joint venture affiliates:
LCR	$308	$215
Equistar	71	—
Other	7	4

Total distributions	386	219
Less: Distributions of earnings from affiliates	281	101

Distributions in excess of earnings from affiliates	$105	$118

Cash contributions to joint venture affiliates:
LCR	$28	$24
Equistar	—	—
European PO Joint Venture, including capitalized interest	1	77
U.S. PO Joint Venture	3	1

Total	$32	$102

In August 2004, Equistar resumed making distributions to its owners, distributing $71 million to Lyondell.

Financing Activities—Financing activities used cash of $192 million in the first nine months of 2004 and provided cash of $127 million in the first nine months of 2003. In September 2004, Lyondell prepaid $100 million of the 9.875% Senior Secured Notes, Series B, which mature in 2007, as well as a $5 million prepayment premium. Also, in September 2004, Lyondell called an additional $100 million of the 9.875% Senior Secured Notes, Series B, for prepayment. The debt and a prepayment premium of $5 million were paid in October 2004. In 2003, net proceeds of $318 million from issuance of senior secured notes were partially offset by repayments of $103 million of term loans. The net proceeds of $215 million were used in the purchase of the previously-leased Botlek BDO facility.

Lyondell has two series of common stock outstanding: original common stock and Series B common stock. Lyondell paid a regular quarterly cash dividend of $0.225 per share of original common stock in each of the first three quarters in 2004, totaling $95 million. Lyondell elected to pay the regular quarterly dividends on each share of outstanding Series B common stock in kind, or a total of 1.5 million shares of Series B common stock for the first three quarters of 2004.

Occidental Chemical Holding Corporation, a subsidiary of Occidental Petroleum Corporation (together with its subsidiaries and affiliates, “Occidental”), owns all of the Series B common stock, of which 38.3 million shares were outstanding at September 30, 2004. Occidental has an unexercised option to convert Series B common stock to original common stock. Such conversion by Occidental of all outstanding shares would increase Lyondell’s cash dividend payments by approximately $34 million annually, based on the September 30, 2004 Series B shares outstanding.

Lyondell obtained amendments to its credit facility in February 2004 to provide additional financial flexibility by easing certain financial ratio requirements and in June 2004 to permit the proposed transaction with Millennium. See “Liquidity and Capital Resources–Long-Term Debt” and “Proposed Transaction with Millennium” below.

Liquidity and Capital Resources—Lyondell’s balance sheet remains highly leveraged. As of September 30, 2004, long-term debt, including current maturities, totaled $4.1 billion, or approximately 77% of total capitalization. In addition, as of September 30, 2004, Lyondell’s joint ventures had approximately $2.8 billion of debt (see “Joint Venture Debt” below) and Lyondell remains contingently liable as a guarantor of $300 million of that debt.

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

At September 30, 2004, Lyondell had cash on hand of $531 million. In addition, the $350 million revolving credit facility, which matures in June 2005, was undrawn at September 30, 2004. Amounts available under the revolving credit facility are reduced to the extent of certain outstanding letters of credit provided under the credit facility, which totaled $66 million as of September 30, 2004.

Deferred Tax Assets—Beginning in the third quarter of 2004, Lyondell’s pre-tax earnings, after taking into account applicable permanent tax differences, resulted in a provision for related income tax effects. This provision, and the resulting provision relating to pre-tax earnings for the nine months ended September 30, 2004, will be substantially offset, for tax return purposes, by the utilization of net operating loss carryforwards. Previously recognized benefits of approximately $200 million have been reclassified from non-current net deferred tax liabilities to current deferred tax assets, to allow for the estimated amount of net operating loss carryforwards that may be utilized within the next year.

Long-Term Debt—The secured credit facility and the indentures pertaining to Lyondell’s senior secured notes and senior subordinated notes contain covenants that, subject to exceptions, restrict sale and leaseback transactions, lien incurrence, debt incurrence, dividends, investments, non-regulatory capital expenditures, certain payments, sales of assets and mergers. In connection with a proposed transaction with Millennium (see “Proposed Transaction with Millennium” below), in June 2004, Lyondell obtained an amendment to its credit facility to permit the proposed transaction. The amendment limits investments by Lyondell and its subsidiaries, after completion of the proposed transaction, in Equistar, Millennium and other specified joint ventures unless certain conditions are satisfied.

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

The breach of the covenants in the debt agreements would permit the lenders to declare the loans immediately payable and would permit the lenders under Lyondell’s credit facility to terminate future lending commitments. Furthermore, under certain circumstances, a default under Equistar’s debt instruments would constitute a cross-default under Lyondell’s credit facility which, under certain circumstances, would then constitute a default under Lyondell’s indentures. Lyondell was in compliance with all such covenants as of September 30, 2004.

Guarantees of Equistar Debt—Lyondell is guarantor of $300 million of Equistar debt.

Joint Venture Debt—At September 30, 2004, the outstanding debt of Lyondell’s joint ventures to parties other than Lyondell was $2.3 billion for Equistar and $484 million for LCR. This debt is not carried on Lyondell’s balance sheet because Lyondell has no obligation with respect to that debt, except for the amounts described under “Guarantees of Equistar Debt.” The ability of Equistar and LCR to distribute cash to Lyondell may be affected by restrictive covenants in their respective credit facilities or debt agreements. Equistar’s ability to distribute cash to Lyondell was also negatively affected by the weak business conditions experienced in 2003 and prior periods.

Off-Balance Sheet Arrangements—Lyondell’s off-balance sheet arrangements are described in Item 7 of its Annual Report on Form 10-K for the year ended December 31, 2003. During the third quarter 2004, Lyondell amended its accounts receivable sales facility, increasing it from $100 million to $150 million. The $150 million accounts receivable sales facility currently permits the sale of up to $125 million of total interest in its eligible domestic accounts receivable, which amount would decline by $25 million if Lyondell’s credit facility were fully drawn. The outstanding amount of receivables sold under the facility was $75 million as of September 30, 2004 and December 31, 2003. In addition, in June 2004, Lyondell’s accounts receivable sales facility was amended to permit the proposed transaction with Millennium. See “Proposed Transaction With Millennium” below.

Equistar Liquidity and Capital Resources— At September 30, 2004, Equistar’s long-term debt, including current maturities, totaled $2.3 billion, or approximately 59% of its total capitalization. Equistar had cash on hand of $147 million. In addition, the total amount available at September 30, 2004 under both the $250 million inventory-based revolving credit facility and the $450 million accounts receivable sales facility was approximately $475 million, which gave effect to the borrowing base and was net of a $75 million unused availability requirement, the $120 million sold under the accounts receivable sales facility and $30 million of outstanding letters of credit under the revolving credit facility. The borrowing base is determined using a formula applied to accounts receivable and inventory balances. The new revolving credit facility requires that the unused available amounts under that facility and the $450 million accounts receivable sales facility equal or exceed $75 million through March 30, 2005 and $50 million thereafter or $100 million thereafter if the interest coverage ratio, as defined, is less than 2:1. There was no borrowing under the revolving credit facility at September 30, 2004.

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

Accounts Receivable Sales Facility—At September 30, 2004, the outstanding amount of Equistar’s accounts receivable sold under an accounts receivable sales facility entered into in December 2003 was $120 million compared to $102 million at December 31, 2003. The facility accelerates availability to the business of cash from product sales that otherwise would have been collected over the normal billing and collection cycle. The availability of the accounts receivable sales facility provides one element of Equistar’s ongoing sources of liquidity and capital resources. Upon termination of the facility, cash collections related to accounts receivable then in the pool would first be applied to the outstanding interest sold, but Equistar would in no event be required to repurchase such interest. The Equistar accounts receivable sales facility was amended in June 2004 to clarify certain provisions.

Long-Term Debt—The $250 million inventory-based revolving credit facility and the indentures governing Equistar’s senior notes contain covenants that, subject to certain exceptions, restrict lien incurrence, debt incurrence, sales of assets, investments, capital expenditures, certain payments, and mergers. The breach of these covenants would permit the lenders or noteholders to declare any outstanding debt immediately payable and would permit the lenders under Equistar’s new credit facility to terminate future lending commitments. Equistar was in compliance with all covenants under these agreements as of September 30, 2004.

LCR Liquidity and Capital Resources—In May 2004, LCR refinanced its credit facilities with a new facility, consisting of a $450 million senior secured term loan and a $100 million senior secured revolver, which matures in May 2007. The term loan requires quarterly amortization payments of $1.125 million beginning in September 2004. The new facility replaced LCR’s $450 million bank loan facility and $70 million revolving credit facility, which were scheduled to mature in June 2004, is secured by substantially all of the assets of LCR and contains covenants that require LCR to maintain specified financial ratios covering debt to total capitalization, EBITDA to interest expense and secured debt to EBITDA, all as defined. The financial ratios under the new facility are generally less restrictive. In September 2004, LCR obtained an amendment to the new facility that reduced the interest rate and eased certain financial covenants, including the debt-to-total-capitalization ratio. The revolving credit facility, which was undrawn at September 30, 2004, is reduced to the extent of outstanding letters of credit provided under the credit facility, which totaled $12 million as of September 30, 2004. LCR was in compliance with all covenants under its debt facilities as of September 30, 2004.

As part of the May 2004 refinancing, Lyondell and CITGO extended the maturity of the loans payable to partners, including $229 million payable to Lyondell and $35 million payable to CITGO, from July 2005 to January 2008.

RECENT LEGISLATIVE DEVELOPMENT

In October 2004, the American Jobs Creation Act of 2004, which, among other things, overhauls the federal income tax treatment of a wide variety of nonqualified compensation arrangements, was signed into law. Lyondell is assessing the impact of this legislation on its deferred compensation arrangements.

PROPOSED TRANSACTION WITH MILLENNIUM

In late March 2004, Lyondell and Millennium executed a definitive agreement for Lyondell to acquire Millennium in a stock-for-stock business combination. The proposed transaction is subject to approval by Lyondell and Millennium shareholders and other customary conditions. Lyondell and Millennium have obtained amendments to Lyondell’s and Millennium’s respective bank credit agreements and Lyondell’s accounts receivable sales facility that were required to permit the proposed transaction. Lyondell expects that the proposed transaction will close after the close of business on November 30, 2004; however, there can be no assurance that the proposed transaction will be completed. In connection with the proposed transaction, Lyondell expects that the combined company will incur approximately $100 million to $110 million of costs. In addition, if Lyondell issues 63 million to 69 million shares of Lyondell common stock to Millennium shareholders at closing, Lyondell’s cash dividend payments will increase between $57 million and $62 million annually, beginning in 2005.

The balance sheets of Lyondell, Millennium and Equistar are, and the balance sheet of the combined company will remain, highly leveraged. The total pro forma consolidated debt of Lyondell would have been approximately $8 billion at June 30, 2004, representing approximately 76% of Lyondell’s pro forma consolidated capitalization. This debt amount includes the debt of both Millennium and Equistar, which will be consolidated subsidiaries after completion of the proposed transaction. The level of debt and the limitations imposed on Lyondell, Millennium and Equistar by their respective current, or future, debt agreements could have significant consequences on the combined company’s business and future prospects.

During the year ended December 31, 2003, Millennium used $90 million of cash in its operating activities and made $48 million of capital expenditures. Millennium had $191 million of cash and cash equivalents at June 30, 2004. Assuming operating results in 2004 are similar to operating results in 2003, the financial ratios in Millennium’s revolving credit facility would not limit access to the $150 million of availability under Millennium’s credit facility at June 30, 2004. For a discussion regarding Lyondell’s liquidity and cash flows, see “Liquidity and Capital Resources” above.

The businesses of Lyondell, Millennium and Equistar are, and the combined company’s business will continue to be, subject to the cyclical and volatile nature of the supply/demand balance in both the chemical and refining industries. This cyclicality and volatility could affect the combined company’s operating results. As a result of excess industry capacity, weak product demand, and rising energy and raw material prices, Lyondell, Millennium and Equistar all reported operating losses in 2003.

See “Forward Looking Statements” for additional risks that could affect the businesses of the companies. Lyondell and Millennium have sent the definitive joint proxy statement/prospectus to their respective shareholders in connection with the proposed transaction. Investors and security holders are urged to read that document for more information about the proposed transaction.

CURRENT BUSINESS OUTLOOK

Industry conditions have continued to strengthen through October 2004. Product price increase initiatives are underway for almost all products in response to both the strong supply/demand fundamentals and the high level of and volatility in crude oil and natural gas prices. Following typical seasonal trends, MTBE margins have decreased, which historically has reduced fourth quarter IC&D results compared to the third quarter. This is expected to be partly offset by seasonally higher deicer volumes. LCR’s fourth quarter 2004 operating results will be reduced by minor scheduled maintenance turnaround activity and seasonally lower gasoline margins.

Solid global sales volume growth has tightened industry supply/demand conditions, which, in turn, has led to modest margin improvement despite significant increases in raw material costs. Subject to the uncertainties of any significant economic slowdown or global disruption, these industry conditions and resulting improving cyclical trends are expected to continue. While there is significant uncertainty related to the potential near-term earnings impacts of raw material price volatility and seasonality, positive longer-term trends appear to be established. Lyondell fully expects that conditions will allow it to continue its focus on debt reduction.

Additionally, with the expected closing of the Millennium acquisition, Lyondell should benefit from the subsequent 100% ownership of Equistar as well as the addition of Millennium’s product lines as the cyclical upturn progresses.

Item 3. Disclosure of Market and Regulatory Risk

Lyondell’s exposure to market and regulatory risks is described in Item 7a of its Annual Report on Form 10-K for the year ended December 31, 2003. Lyondell’s exposure to market and regulatory risks has not changed materially in the nine months ended September 30, 2004, except as noted in the “Clean Air Act” section of Note 12 to the Consolidated Financial Statements.

Item 4. Controls and Procedures

Lyondell performed an evaluation, under the supervision and with the participation of its management, including the President and Chief Executive Officer (principal executive officer) and Senior Vice President and Chief Financial Officer (principal financial officer), of the effectiveness of Lyondell’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2004. Based upon that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that Lyondell’s disclosure controls and procedures are effective.

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

FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this report are “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements can be identified by words such as “estimate,” “believe,” “expect,” “anticipate,” “plan,” “budget” or other words that convey the uncertainty of future events or outcomes. Many of these forward-looking statements have been based on expectations and assumptions about future events that may prove to be inaccurate. While management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond Lyondell’s control. Lyondell’s, its subsidiaries’ or its joint ventures’ actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to:

•	the availability, cost and price volatility of raw materials and utilities,

•	uncertainties associated with the United States and worldwide economies, including those due to political tensions in the Middle East and elsewhere,

•	current and potential governmental regulatory actions in the United States and in other countries,

•	terrorist acts and international political unrest,

•	operating interruptions (including leaks, explosions, fires, weather-related incidents, mechanical failures, unscheduled downtimes, labor difficulties, transportation interruptions, spills and releases and other environmental risks),

•	the cyclical nature of the chemical and refining industries,

•	competitive products and pricing pressures,

•	industry production capacities and operating rates,

•	the supply/demand balances for Lyondell’s, its subsidiaries’ and its joint ventures’ products,

•	risks of doing business outside the U.S., including foreign currency fluctuations,

•	access to capital markets,

•	technological developments, and

•	Lyondell’s ability to implement its business strategies.

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

All forward-looking statements in this Form 10-Q are qualified in their entirety by the cautionary statements contained in this section, in Lyondell’s Annual Report on Form 10-K for the year ended December 31, 2003 and in the definitive joint proxy statement/prospectus regarding the proposed transaction with Millennium filed on October 15, 2004. These factors are not necessarily all of the important factors that could affect Lyondell, its subsidiaries or its joint ventures. Use caution and common sense when considering these forward-looking statements. Lyondell does not intend to update these statements unless securities laws require it to do so. In addition, this Form 10-Q contains summaries of contracts and other documents. These summaries may not contain all of the information that is important to an investor, and reference is made to the actual contract or document for a more complete understanding of the contract or document involved.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments with respect to Lyondell’s legal proceedings previously reported in the Annual Report on Form 10-K for the year ended December 31, 2003 and the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

Item 6. Exhibits

4.25	Receivables Purchase Agreement dated as of December 17, 2003 among Lyondell Funding II, LLC as the seller, the Registrant as the servicer, the banks and other financial institutions party thereto as purchasers, and Citicorp USA, Inc. as asset agent and administrative agent for the purchasers

4.25(a)	Amendment No. 1 dated as of June 25, 2004 to Receivables Purchase Agreement dated as of December 17, 2003 among Lyondell Funding II, LLC as the seller, the Registrant as the servicer, the banks and other financial institutions party thereto as purchasers, and Citicorp USA, Inc. as asset agent and administrative agent for the purchasers

4.25(b)	Amendment No. 2 dated as of August 20, 2004 to Receivables Purchase Agreement dated as of December 17, 2003 among Lyondell Funding II, LLC as the seller, the Registrant as the servicer, the banks and other financial institutions party thereto as purchasers, and Citicorp USA, Inc. as asset agent and administrative agent for the purchasers

4.26	Undertaking Agreement dated as of December 17, 2003 by the Registrant

4.26(a)	Amendment No. 1 dated as of June 25, 2004 to Undertaking Agreement dated as of December 17, 2003 by the Registrant

10.16(a)	Form of Award Agreement for the Registrant’s Amended and Restated 1999 Incentive Plan

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Principal Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lyondell Chemical Company

Dated: November 8, 2004	/s/ Charles L. Hall
Charles L. Hall
Vice President
and Controller
(Duly Authorized and
Principal Accounting Officer)