Form 10-K
period 2004-12-31
LYONDELL CHEMICAL CO
filed 2005-03-16
CIK 842635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2004

☐	Transition Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

Commission File No. 1-10145

LYONDELL CHEMICAL COMPANY

(Exact name of Registrant as specified in its charter)

Delaware	95-4160558
(State or other jurisdiction of	(I.R.S. Employee Identification No.)
incorporation or organization)

1221 McKinney Street, Suite 700, Houston, Texas	77010
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 652-7200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock ($1.00 par value)	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange

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

There were 178,492,306 shares of the Registrant’s common stock issued and outstanding on June 30, 2004, the last business day of the Registrant’s most recently completed second fiscal quarter. The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 30, 2004, based on the closing price of the Registrant’s common stock on the New York Stock Exchange composite tape on that date, was $3,092,507,157.

An aggregate of 245,527,548 shares of the Registrant’s common stock were issued and outstanding as of March 1, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive proxy statement for its 2005 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2004, is incorporated by reference to the extent specified under Part III.

PART I

Items 1 and 2. Business and Properties

LYONDELL

Overview of the Business

Lyondell Chemical Company is a global chemical company that manufactures and markets a variety of basic chemicals and gasoline blending components.

Lyondell operates in four reportable segments: ethylene, co-products and derivatives; propylene oxide (“PO”) and related products; inorganic chemicals; and refining.

•	Lyondell’s ethylene, co-products and derivatives segment produces ethylene, its co-products and derivatives. Ethylene co-products include propylene, butadiene, benzene and toluene. Derivatives include polyethylene, ethylene oxide (“EO”), ethylene glycol (“EG”), EO derivatives, and ethanol, vinyl acetate monomer (“VAM”) and polypropylene. This segment also produces methyl tertiary butyl ether (“MTBE”), alkylate, acetic acid and methanol.

•	Lyondell’s PO and related products segment produces PO and its co-products, PO derivatives and toluene diisocyanate (“TDI”). PO’s co-products include styrene monomer (“styrene” or “SM”) and tertiary butyl alcohol (“TBA”). The principal derivative of TBA is MTBE. PO derivatives include propylene glycol (“PG”), propylene glycol ethers (“PGE”) and butanediol (“BDO”).

•	Lyondell’s inorganic chemicals segment primarily produces titanium dioxide (“TiO2”). The segment also produces titanium tetrachloride (“TiCl4”), titanyl sulfate (“TiOSO4”), ultra-fine TiO2, silica gel and cadmium-based pigments.

•	Lyondell’s refining segment produces refined petroleum products, including gasoline, low sulfur diesel, jet fuel, aromatics and lubricants (“lube oils”).

Lyondell’s ethylene, co-products and derivatives businesses (other than VAM, acetic acid and methanol, which are collectively referred to as “acetyls”) are conducted through Equistar Chemicals, LP, an indirect wholly owned subsidiary of Lyondell (“Equistar”). Lyondell’s inorganic chemicals businesses and the acetyls portion of its ethylene, co-products and derivatives businesses are conducted through Millennium Chemicals Inc., a wholly owned subsidiary of Lyondell (“Millennium”). Millennium also produces fragrance and flavors chemicals, which is not a reportable segment. Lyondell acquired Millennium in a stock-for-stock business combination on November 30, 2004, thereby also indirectly acquiring the remaining 29.5% interest in Equistar held by Millennium.

Lyondell’s refining business is conducted through LYONDELL-CITGO Refining LP (“LCR”). Lyondell owns 58.75% of LCR, with CITGO Petroleum Corporation (“CITGO”) owning the remaining 41.25% of LCR.

In this Annual Report on Form 10-K, unless the context requires otherwise, references to “Lyondell” or the “Company” are to Lyondell Chemical Company and its consolidated subsidiaries, and references to “LCC” or “Lyondell Chemical Company” are to Lyondell Chemical Company without its consolidated subsidiaries.

Prior to Lyondell’s November 30, 2004 acquisition of Millennium, Lyondell reported its results of operations in four segments: intermediate chemicals and derivatives; petrochemicals; polymers; and refining. For additional segment information and for geographic information for each of the years in the three-year period ended December 31, 2004, see Note 20 to the Consolidated Financial Statements.

Additional Information Available

Lyondell Chemical Company was incorporated under the laws of Delaware in 1985. Its principal executive offices are located at 1221 McKinney Street, Suite 700, Houston, Texas 77010 (Telephone: (713) 652-7200). Lyondell’s website address is www.lyondell.com. Lyondell’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available free of charge through Lyondell’s website as soon as reasonably practicable after those reports are electronically filed with or furnished to the Securities and Exchange Commission. In addition, to ensure access to its governing documents, Lyondell Chemical Company provides copies of its Certificate of Incorporation, By-Laws, Business Ethics and Conduct Policy, Principles of Corporate Governance and the charters of each of the committees of its Board of Directors on its website, free of charge. Shareholders also may obtain a printed copy of any of these documents (excluding exhibits), free of charge, by writing to Lyondell’s Investor Relations Department at the address provided above. Information contained on Lyondell’s website or any other website is not incorporated into this Annual Report and does not constitute a part of this Annual Report.

Strategy

Guiding Principles

Lyondell has built its businesses around fundamental beliefs that, to be a successful competitor in the global chemical industry, the Company must have:

•	low-cost operations;

•	sustainable competitive advantage through technology or market position;

•	multi-national presence;

•	scale;

•	product line depth and breadth; and

•	financial flexibility, especially capital market liquidity.

Lyondell’s Portfolio

Lyondell’s products are basic chemicals and their derivatives that become building blocks for broadly used goods that are integrally linked to the global economy. These goods include clothing, packaging, construction and home building and improvement materials, household furnishings and automobile parts. Driven by the Company’s fundamental beliefs, Lyondell has assembled a balanced product portfolio comprising four major business segments that are integrated. Each plays a strategic role in creating stakeholder value:

•	Ethylene, co-products and derivatives. Lyondell is a leading North American producer of ethylene, propylene, polyethylene, ethylene glycol and acetyls. Large scale operations and the operational flexibility to use the lowest-cost raw materials provide competitive advantages. These highly cyclical businesses are capable of generating significant earnings and cash flow with the improving business cycle.

•	PO and related products. Lyondell is a leading global producer and marketer of PO and derivatives, offering strength in process technology in an industry that Lyondell believes provides growth opportunities both domestically and internationally.

•	Inorganic chemicals. Lyondell is the world’s second-largest producer of TiO2, offering state-of-the-art products in all major customer markets: paints and coatings, plastics and paper. Lyondell believes that these businesses offer a less volatile stream of earnings over the economic cycle.

•	Refining. Through its LCR joint venture with CITGO, Lyondell is a major refiner of heavy, high sulfur crude oil. LCR operates under a supply contract that enables the realization of a predetermined margin on every barrel of oil it refines under the contract. LCR provides stable and strong cash generation under this supply contract. See “LYONDELL-CITGO Refining LP—Raw Materials” for a description of the supply contract and the risks associated with the contract.

Building a Solid Foundation

Since its spin-off from Atlantic Richfield Company (“ARCO”) in 1989, Lyondell has grown into one of the world’s largest independent chemical companies with approximately $17 billion in assets under management and approximately 10,800 employees, including LCR, as of December 31, 2004. Lyondell began to focus on its strategic formation in the mid-1990’s. The major strategic achievements prior to 2002 included:

•	the creation of LCR as a joint venture with CITGO in 1993, with LCR growing to its present form as a result of the completion of a $1 billion upgrade of the refinery in 1997 that enabled the refinery to process heavy, high sulfur crude oil from the Bolivarian Republic of Venezuela (“Venezuela”);

•	the formation of Equistar as a joint venture with subsidiaries of Millennium in 1997, with the addition of subsidiaries of Occidental Petroleum Corporation as partners in 1998;

•	the acquisition of ARCO Chemical Company in 1998, which provided what is now the Company’s PO and related products segment; and

•	the sale of polyols assets to, and establishment of strategic PO alliances with, Bayer AG and Bayer Corporation (collectively, “Bayer”) in 2000.

Recent Activities

Over the past three years, Lyondell has further advanced its strategic plan through the following major steps:

•	the 2002 acquisition by Lyondell of the partnership interests in Equistar owned by subsidiaries of Occidental Petroleum Corporation;

•	the completion of the consolidation of Equistar and the addition of two new major lines of business, TiO2 and acetyls, at the end of November 2004 through the acquisition of Millennium;

•	the construction of a world-scale PO/SM plant in The Netherlands with startup completed during the fourth quarter 2003, through a joint venture with Bayer;

•	the 2002 completion of a new world-scale BDO plant in The Netherlands using proprietary Lyondell PO-based technology;

•	the strengthening of Lyondell’s Asian market position by enhancing its relationship with Sumitomo Chemical Co., Ltd. through the Nihon Oxirane Co., Ltd. joint venture;

•	the continuing demonstration of Lyondell’s strong technology position in PO with the completion of a direct PO pilot plant at Lyondell’s technology center in Newtown Square, Pennsylvania in 2004, designed to demonstrate one-step PO production without a co-product.

Business Focus

The Company’s businesses focus on having efficient, reliable operations, with an underlying goal to take advantage of areas of strength. In the ethylene, co-products and derivatives segment, the major emphasis is on maintaining low production costs. Lyondell remains differential from the rest of the North American industry based on its ability to process crude oil-based liquid raw materials for a much greater percentage of the ethylene, co-products and derivatives segment’s raw material requirements versus the industry. These crude oil-based raw materials historically have been cost-advantaged in comparison to natural gas liquids-based raw materials, assuming the co-products were recovered and sold. In the PO and related products segment, that strength takes the form of global presence and a leadership position in technology. Through its inorganic chemicals segment, Lyondell is one of the major producers that possesses and practices, in approximately 77% of its capacity, the more efficient chloride-based TiO2 technology, while also benefiting from the fact that it has TiO2 manufacturing sites in four regions of the world. The refining segment’s major advantage lies with its ability to process heavy, high sulfur crude oil and its contractual supply relationship with Petróleos de Venezuela, S.A. (“PDVSA”), the national oil company of Venezuela.

Operational Excellence

Through intense focus on Operational Excellence—Lyondell’s approach to continuous improvement in all aspects of its operations—Lyondell continually seeks to maximize the value of each of the businesses in its portfolio. The actions of Lyondell’s employees have led to:

•	safety performance in 2004 that was among the best in the industry and a fourth consecutive year of company records for reliability and product quality;

•	significantly improved efficiencies by establishing and extending shared services arrangements, the principles of which are being applied to the integration of the recently acquired Millennium businesses;

•	improved operational efficiency by shifting production to lower-cost, more efficient sites and simplifying production scheduling;

•	reduced supply chain costs while improving customer service and responsiveness, such as through the implementation of CustomerXPRESS.com and Millennium Direct, e-business initiatives that enable customers to access information regarding their business with Lyondell 24 hours a day, 7 days a week;

•	steady improvement of cash utilization through actions such as inventory reduction and increased operational efficiency; and

•	integration of Millennium into Lyondell.

Financial Strategy

Lyondell’s financial strategy is designed to maximize value for its stakeholders as it seeks to:

•	maintain sufficient liquidity;

•	repay debt; and

•	achieve an investment-grade credit rating.

During industry trough conditions, liquidity had been a priority for Lyondell and was achieved through a combination of Operational Excellence and a focus on sound financial management. In 2004, the Company began to see improving business conditions and, during the last five months of 2004, Lyondell called $500 million of debt for prepayment. Longer term, as industry conditions continue to improve, the Lyondell business portfolio is designed to generate significant amounts of cash, which will continue to be directed toward the repayment of debt. The Company’s goal is to improve its financial flexibility by achieving an investment grade credit rating, which the Company believes can be achieved following debt reduction and strengthening of the Company’s financial position.

ETHYLENE, CO-PRODUCTS AND DERIVATIVES SEGMENT

Overview

Lyondell’s ethylene, co-products and derivatives businesses (other than acetyls) are conducted through Equistar. The acetyls portion of Lyondell’s ethylene, co-products and derivatives businesses is conducted through Millennium. Equistar and Millennium became wholly owned subsidiaries of Lyondell on November 30, 2004, as a result of Lyondell’s November 30, 2004 acquisition of Millennium.

The segment can produce ethylene, co-products and derivatives at eighteen facilities located in six states. Ethylene co-products include propylene, butadiene, benzene and toluene. Derivatives include polyethylene, EO, EG, EO derivatives, and ethanol, VAM and polypropylene. The segment also produces MTBE, alkylate, acetic acid and methanol. Ethylene, co-products and derivatives are fundamental to many segments of the economy, including the production of consumer products, packaging, housing and automotive components and other durable and nondurable goods.

Ethylene is the most significant petrochemical in terms of worldwide production volume and is the key building block for polyethylene and a large number of other chemicals, plastics and synthetics. Lyondell can produce ethylene at seven sites located in four states. The Chocolate Bayou, Corpus Christi and Channelview, Texas plants use crude oil-based liquid raw materials, including naphtha, condensates and gas oils, to produce ethylene. The use of crude oil-based liquid raw materials results in the production of a significant amount of co-products such as propylene, butadiene, benzene and toluene. Based upon independent surveys, management believes that the Channelview facility is one of the lowest cash production cost ethylene facilities in the United States. The Morris, Illinois; Clinton, Iowa; Lake Charles, Louisiana; and La Porte, Texas plants are designed to consume primarily natural gas liquids, including ethane, propane and butane (collectively “NGLs”), to produce ethylene with some co-products such as propylene. The Corpus Christi and Channelview plants also may consume NGLs to produce ethylene, depending upon the relative economic advantage of the alternative raw materials. A comprehensive pipeline system connects the segment’s Gulf Coast plants with major ethylene and co-products customers. Raw materials are sourced both internationally and domestically and are shipped via vessel and pipeline. The Lake Charles, Louisiana ethylene and co-products facility has been idled since the first quarter 2001, pending sustained improvement in market conditions. Trade and related party sales of ethylene accounted for approximately 12% of Equistar’s total revenues in 2004, 13% in 2003 and 11% in 2002.

Ethylene co-products are manufactured by Lyondell primarily at four facilities in Texas. The Morris, Illinois; Clinton, Iowa; and Lake Charles, Louisiana facilities also can produce propylene. Trade and related party sales of propylene, which is used to produce polypropylene, acrylonitrile and propylene oxide, accounted for approximately 18% of Equistar’s total revenues in 2004, 16% in 2003 and 17% in 2002. Benzene is used to produce styrene, phenol and cyclohexane, which are used in the production of nylon, plastics, synthetic rubber and polystyrene. Trade and related party sales of benzene accounted for approximately 10% of Equistar’s total revenues in 2004 and less than 10% in 2003 and 2002.

Polyethylene is manufactured by Lyondell using a variety of technologies at five facilities in Texas and at the Morris, Illinois and Clinton, Iowa facilities. Polyethylene is used in a variety of consumer and industrial products, including packaging film, trash bags, automotive parts, plastic bottles and caps and compounds for wire and cable insulation. The Morris and Clinton facilities enjoy a freight cost advantage over Gulf Coast facilities in delivering products to customers in the U.S. Midwest. Polyethylene includes high density polyethylene (“HDPE”), low density polyethylene (“LDPE”) and linear low density polyethylene (“LLDPE”). HDPE accounted for approximately 14% of Equistar’s total revenues in 2004, 15% in 2003 and 16% in 2002, and polyethylene (HDPE, LDPE and LLDPE collectively) accounted for approximately 26% of Equistar’s total revenues in 2004, 28% in 2003 and 29% in 2002.

EO and its primary derivative, EG, are produced at the Bayport facility located in Pasadena, Texas and through a 50/50 joint venture with E. I. du Pont de Nemours and Company (“DuPont”) in Beaumont, Texas. The Bayport facility also produces other derivatives of EO, principally ethylene glycol ethers and ethanolamines. EG is used in antifreeze, polyester fibers, resins and films. EO and its other derivatives are used in many consumer and industrial end uses, such as detergents and surfactants, brake fluids and polyurethane seating and bedding foams.

VAM and acetic acid are manufactured by Lyondell at facilities in La Porte, Texas. VAM is used to produce a variety of polymers used in adhesives, water-based paint, textile coatings and paper coatings. Acetic acid is used to produce VAM, industrial solvents and a variety of other chemicals. Trade and related party sales of VAM accounted for approximately 16% of Millennium’s total revenues in 2004 and 2003 and 15% in 2002. Trade and related party sales of acetyls collectively accounted for approximately 24% of Millennium’s total revenues in 2004, 25% in 2003 and 21% in 2002. Millennium also owns an 85% interest in La Porte Methanol Company, which produces methanol at a plant in La Porte, Texas.

The Morris, Illinois facility manufactures polypropylene using propylene produced as a co-product of the segment’s ethylene production, as well as propylene purchased from unrelated parties. Polypropylene is sold for various applications in the automotive, housewares and appliance industries.

The ethylene, co-products and derivatives segment also produces performance polymer products, which include enhanced grades of polyethylene and polypropylene. Wire and cable insulating resins and compounds are performance polymers used to insulate copper and fiber optic wiring in power, telecommunication, computer and automobile applications. Many of the segment’s polyethylene facilities can produce wire and cable insulating resins, some of which are compounded with additive materials at the facilities in La Porte, Texas and Fairport Harbor, Ohio. Automotive compound production was temporarily consolidated at the Fairport Harbor, Ohio facility and the automotive compound production unit at the La Porte, Texas facility was temporarily idled at the end of the first quarter 2004, pending sustained improvement in market conditions. Lyondell believes that, over a business cycle, average selling prices and profit margins for performance polymers tend to be higher than average selling prices and profit margins for higher-volume commodity polyethylenes.

The following table outlines the ethylene, co-products and derivatives segment’s primary products, annual processing capacity as of December 31, 2004, and the primary uses for such products. Unless otherwise specified, annual processing capacity was calculated by estimating the number of days in a typical year that a production unit of a plant is expected to operate, after allowing for downtime for regular maintenance, and multiplying that number by an amount equal to the unit’s optimal daily output based on the design raw material mix. Because the processing capacity of a production unit is an estimated amount, actual production volumes may be more or less than the capacities set forth below. Capacities shown include 100% of the capacity of joint venture facilities.

Product	Annual Capacity	Primary Uses
Ethylene	11.6 billion pounds (a)	Ethylene is used as a raw material to manufacture polyethylene, EO, ethanol, ethylene dichloride, styrene and VAM.

Propylene	5 billion pounds (a)(b)	Propylene is used to produce polypropylene, acrylonitrile and propylene oxide.

Butadiene	1.2 billion pounds	Butadiene is used to manufacture styrene-butadiene rubber and polybutadiene rubber, which are used in the manufacture of tires, hoses, gaskets and other rubber products. Butadiene is also used in the production of paints, adhesives, nylon clothing, carpets, paper coatings and engineered plastics.

MTBE	284 million gallons (18,500 barrels/day) (c)	MTBE is a gasoline component for reducing emissions in reformulated gasolines and enhancing octane value.

Benzene	310 million gallons	Benzene is used to produce styrene, phenol and cyclohexane. These products are used in the production of nylon, plastics, synthetic rubber and polystyrene. Polystyrene is used in insulation, packaging and drink cups.

Toluene	66 million gallons	Toluene is used as an octane enhancer in gasoline, as a chemical raw material for benzene and/or paraxylene production, and a core ingredient in TDI, a compound used in urethane production.

Alkylate	337 million gallons (d)	Alkylate is a premium gasoline blending component used by refiners to meet Clean Air Act standards for reformulated gasoline.

Product	Annual Capacity	Primary Uses

High density polyethylene (HDPE)	3.2 billion pounds	HDPE is used to manufacture grocery, merchandise and trash bags; food containers for items from frozen desserts to margarine; plastic caps and closures; liners for boxes of cereal and crackers; plastic drink cups and toys; dairy crates; bread trays; pails for items from paint to fresh fruits and vegetables; safety equipment such as hard hats; house wrap for insulation; bottles for household and industrial chemicals and motor oil; milk, water, and juice bottles; and large (rotomolded) tanks for storing liquids such as agricultural and lawn care chemicals.

Low density polyethylene (LDPE)	1.4 billion pounds	LDPE is used to manufacture food packaging films; plastic bottles for packaging food and personal care items; dry cleaning bags; ice bags; pallet shrink wrap; heavy-duty bags for mulch and potting soil; boil-in-bag bags; coatings on flexible packaging products; and coatings on paper board such as milk cartons. Ethylene vinyl acetate is a specialized form of LDPE used in foamed sheets, bag-in-box bags, vacuum cleaner hoses, medical tubing, clear sheet protectors and flexible binders.

Linear low density polyethylene (LLDPE)	1.2 billion pounds	LLDPE is used to manufacture garbage and lawn-leaf bags; industrial can liners; housewares; lids for coffee cans and margarine tubs, dishpans, home plastic storage containers, kitchen trash containers; large (rotomolded) toys like outdoor gym sets; drip irrigation tubing; wire and cable insulating resins and compounds used to insulate copper and fiber optic wiring, and film; shrink wrap for multi-packaging canned food, bag-in-box bags, produce bags, and pallet stretch wrap.

Ethylene Oxide (EO)	1.5 billion pounds EO equivalents; 400 million pounds as pure EO (e)	EO is used to produce surfactants, industrial cleaners, cosmetics, emulsifiers, paint, heat transfer fluids and ethylene glycol.

Ethylene Glycol (EG)	1.4 billion pounds (e)	EG is used to produce polyester fibers and film, polyethylene terephthalate (“PET”) resin, heat transfer fluids and automobile antifreeze.

Ethylene Oxide Derivatives	225 million pounds	EO derivatives include ethylene glycol ethers and ethanolamines, and are used to produce paint and coatings, polishes, solvents and chemical intermediates.

Ethanol	50 million gallons	Ethanol is used in the production of solvents as well as household, medicinal and personal care products.

Vinyl Acetate Monomer (VAM)	820 million pounds	VAM is a petrochemical product used to produce a variety of polymers products used in adhesives, water-based paint, textile coatings and paper coatings.

Acetic Acid	1.2 billion pounds	Acetic acid is a raw material used to produce VAM, terephthalic acid (used to produce polyester for textiles and plastic bottles), industrial solvents and a variety of other chemicals.

Methanol	190 million gallons (f)	Methanol is a raw material used to produce acetic acid, MTBE, formaldehyde and several other products.

Polypropylene	280 million pounds	Polypropylene is used to manufacture fibers for carpets, rugs and upholstery; housewares; automotive battery cases; automotive fascia, running boards and bumpers; grid-type flooring for sports facilities; fishing tackle boxes; and bottle caps and closures.

(a)	Includes 850 million pounds/year of ethylene capacity and 200 million pounds/year of propylene capacity at the Lake Charles, Louisiana ethylene and co-products facility. The Lake Charles facility has been idled since the first quarter 2001, pending sustained improvement in market conditions.
(b)	Does not include refinery-grade material or production from the product flexibility unit at the Channelview facility, which can convert ethylene and other light petrochemicals into propylene. This facility has an annual processing capacity of an additional one billion pounds/year of propylene.
(c)	Includes up to 44 million gallons/year of capacity processed for and returned to LCR.
(d)	Includes up to 172 million gallons/year of capacity processed for and returned to LCR.
(e)	Includes 700 million pounds/year of EO equivalents capacity and 800 million pounds/year of EG capacity at the Beaumont, Texas facility, which represents 100% of the EO equivalents capacity and EG capacity, respectively, at the facility. The Beaumont, Texas facility is owned by PD Glycol, a 50/50 partnership with DuPont.
(f)	Represents 100% of the methanol capacity at the La Porte, Texas facility, which is owned by La Porte Methanol Company, a partnership owned 85% by Millennium and 15% by Linde AG.

Raw Materials

Raw material cost is the largest component of the total cost for the production of ethylene and co-products. The primary raw materials used are crude oil-based liquids (also referred to as “heavy liquids”) and NGLs. Crude oil-based liquids generally are delivered by ship or barge, and NGLs generally are delivered via pipeline.

Ethylene and co-products plants with the flexibility to consume a wide range of raw materials historically have had lower variable costs than those that are restricted in their raw material processing capability to NGLs. Crude oil-based liquids have had an historical cost advantage over NGLs such as ethane and propane, assuming the co-products were recovered and sold. Facilities using crude oil-based liquids historically have generated, on average, approximately four cents of additional variable margin per pound of ethylene produced compared to facilities restricted to using ethane. This margin advantage is based on an average of historical data over a period of years and is subject to short-term fluctuations, which can be significant. For example, during the fourth quarter 2003, when co-product values experienced seasonal weakness, the advantage dropped below average. However, the advantage rebounded strongly in 2004 as very strong co-product values overcame record high crude oil pricing to deliver the best annual average advantage in twenty years. Lyondell has the capability to realize this margin advantage due to its ability to process crude oil-based liquids at the Channelview, Corpus Christi and Chocolate Bayou ethylene and co-products facilities.

The Channelview facility is particularly flexible because it can range from processing all crude oil-based liquids to processing a majority of NGLs. The Corpus Christi plant can range from processing predominantly crude oil-based liquids to processing predominantly NGLs. The Chocolate Bayou facility processes 100% crude oil-based liquids. The La Porte facility processes mainly lighter NGLs, but can process some butane, natural gasoline and light naphtha. The three other ethylene and co-products facilities process only NGLs.

As described above, management believes that this raw material flexibility is a key advantage in the production of ethylene and co-products. As a result, crude-oil based liquids requirements for the segment are purchased via a mix of contractual and spot arrangements from a variety of domestic and international sources. Spot market purchases are made in order to maintain raw material flexibility and to take advantage of raw material pricing opportunities. A large portion of the NGLs requirements for the segment are purchased via contractual arrangements from a variety of sources, but NGLs also are purchased on the spot market. A portion of the crude oil-based liquids requirements for the segment also are obtained from LCR at market-related prices. Lyondell obtains all of its methanol requirements for ethylene and co-products at market-based prices through an arrangement with Methanex Corporation (“Methanex”). Also, the segment purchases large amounts of natural gas to be used as energy for consumption in its business via market-based contractual arrangements with a variety of sources.

The primary raw material for the derivatives products is ethylene. The derivatives facilities generally can receive their ethylene directly from the segment’s ethylene and co-products facilities via its pipeline system, pipelines owned by unrelated parties or on-site production. All of the ethylene used in the segment’s polyethylene production is produced internally by the segment’s ethylene and co-products facilities. However, the polyethylene plants at Chocolate Bayou, La Porte and Bayport, Texas are connected by pipeline to unrelated parties and could receive ethylene via exchanges or purchases. The polypropylene facility at Morris, Illinois receives propylene from the segment’s ethylene and co-products facilities, as well as unrelated parties.

In addition to ethylene, acetic acid is a primary raw material for the production of VAM. The segment obtains its entire requirements for acetic acid and ethylene from its internal production. In 2004, Millennium used the majority of its acetic acid production to produce VAM.

The primary raw materials required for the production of acetic acid are carbon monoxide and methanol. The segment purchases its carbon monoxide from Linde AG (“Linde”) pursuant to a long-term contract under which pricing is based primarily on cost of production. La Porte Methanol Company, which is 85% owned by Millennium and 15% owned by Linde, supplies all of the acetyls’ requirements for methanol. Natural gas is the primary raw material required for the production of methanol and carbon monoxide.

The raw materials for ethylene, co-products and derivatives are, in general, commodity chemicals with numerous bulk suppliers and ready availability at competitive prices. Historically, raw material availability for ethylene, co-products and derivatives has not been an issue. For additional discussion regarding the effects of raw material pricing on recent operating results, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Marketing and Sales

Ethylene produced by the segment generally is consumed internally as a raw material in the production of derivatives, or is transferred by pipeline to related and unrelated parties. For the year ended December 31, 2004, approximately 90% of the segment’s ethylene, based on sales dollars, was used by the segment’s derivatives facilities or sold to related parties at market-related prices. The sales to related parties include significant ethylene sales to Occidental Chemical Corporation (a subsidiary of Occidental Petroleum Corporation, which owns approximately 17% of Lyondell’s outstanding common stock) during 2004 pursuant to a long-term ethylene supply agreement. See “Integration.”

The co-products that are not consumed internally generally are sold to customers with whom Lyondell has had long-standing relationships. These sales generally are made under written agreements that typically provide for monthly negotiation of price and customer purchases of a specified minimum quantity.

The segment consumes propylene in the production of polypropylene and also sells propylene to the PO and related products segment at market-related prices. The segment’s propylene production that is not consumed internally generally is sold under contracts that have initial terms ranging from two to six years and that typically contain automatic one to two year extension provisions. In addition, pursuant to a long-term propylene supply arrangement entered into in 2003 with a subsidiary of Sunoco, Inc., the ethylene, co-products and derivatives segment supplies 700 million pounds of propylene annually to Sunoco. Under the arrangement, a majority of the propylene is supplied under a cost-based formula and the balance is supplied on a market-related basis. This 15-year supply arrangement replaced a previous contract under which the segment supplied 400 million pounds of propylene annually to Sunoco at market-related prices. For additional discussion regarding the transactions with Sunoco, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The segment generally sells its butadiene under contracts that have initial terms of three to five years and that typically contain automatic one to two year extension provisions. The segment sells benzene to the PO and related products segment and toluene to LCR at market-related prices. Most of the segment’s benzene and toluene production that is not consumed internally is sold under contracts that have initial terms ranging from three to five years and that typically contain automatic one-year extension provisions. The segment also sells benzene produced by LCR, which it purchases from LCR at market-related prices. The segment serves as LCR’s sole agent to market toluene produced by LCR and receives a marketing fee for such services.

The ethylene, co-products and derivatives segment at times purchases ethylene, propylene, benzene and butadiene for resale, when necessary, to satisfy customer demand for these products above production levels. Volumes of ethylene, propylene, benzene and butadiene purchased for resale can vary significantly from period to period. However, purchased volumes generally do not have a significant impact on profitability.

MTBE produced at one of the two Channelview units is transferred to the PO and related products segment at market-related prices or sold to LCR at market-related prices. MTBE is processed for LCR at the second Channelview unit for a processing fee. In addition, MTBE produced at Chocolate Bayou is transferred at market-related prices to the PO and related products segment.

Most of the ethylene and propylene production of the Channelview, Chocolate Bayou, Corpus Christi, La Porte and Lake Charles facilities is shipped via a 1,430-mile pipeline system which has connections to numerous Gulf Coast ethylene and propylene consumers. This pipeline system, some of which is owned and some of which is leased by Equistar, extends from Corpus Christi to Mont Belvieu to Port Arthur, Texas as well as around the Lake Charles, Louisiana area. In addition, exchange agreements with other ethylene and co-products producers allow access to customers who are not directly connected to this pipeline system. Some ethylene is shipped by railcar from Clinton, Iowa to Morris, Illinois and also to customers. A pipeline owned and operated by an unrelated party is used to transport ethylene from Morris, Illinois to Tuscola, Illinois. Some propylene is shipped by ocean-going vessel. Butadiene, benzene, toluene and other products are distributed by pipeline, railcar, truck, barge or ocean-going vessel.

Polyethylene products primarily are sold to an extensive base of established customers. Approximately two-thirds of the domestic polyethylene product volumes are sold to customers under contracts typically having a term of one to three years. The remainder of the polyethylene volume generally is sold under customary terms and conditions without formal contracts. In either case, in most of the continuous supply relationships, prices are subject to change upon mutual agreement.

EO and EG typically are sold under three- to five-year contracts, with market-based pricing. Glycol ethers, ethanolamines and brake fluids are sold primarily into the solvent and distributor markets at market prices. Ethanol and ethers primarily are sold under contracts at market prices. EO is shipped by railcar, and its derivatives are shipped by railcar, truck, isotank or ocean-going vessel.

VAM that is not consumed internally is sold into domestic and export markets under contracts with terms of one to seven years, and also on a spot basis. Acetic acid that is not consumed internally for the production of VAM is sold into domestic and export markets under contracts with terms of one to five years, and also on a spot basis. Contract pricing generally is determined by market-based negotiation, market index or cost-based formulas. Millennium also has a long-term agreement with DuPont to convert acetic acid produced at the La Porte, Texas plant into VAM through DuPont’s nearby VAM plant and to acquire all of the VAM production at DuPont’s plant not utilized internally by DuPont. The contract expires on December 31, 2006 but may be extended by mutual agreement thereafter from year-to-year. VAM and acetic acid are shipped by barge, ocean-going vessel, pipeline, tank car and tank truck. The segment has bulk storage arrangements in Europe and Asia to better serve its customers’ requirements in those regions. Sales are made through a direct sales force, agents and distributors.

The La Porte, Texas methanol facility is owned by La Porte Methanol Company, a partnership owned 85% by Millennium and 15% by Linde. Each party receives its respective share of the methanol production. The segment uses the methanol as a raw material for acetic acid and also sells the methanol under contracts that range in term from one to three years and on a spot basis to large domestic customers. The product is shipped by barge and pipeline.

Other derivatives products are primarily distributed by railcar. The vast majority of the derivatives products are sold in North America and Europe, primarily through Lyondell’s sales organization. Sales agents are generally engaged to market the derivatives products in the rest of the world.

No single acetyls customer accounted for 10% or more of Millennium’s revenues in 2004. No single external ethylene, co-products and derivatives customer accounted for 10% or more of Equistar’s total revenues in 2004. For geographic data, see Note 20 to the Consolidated Financial Statements.

Competition and Industry Conditions

The bases for competition in the ethylene, co-products and derivatives businesses are price, product quality, product delivery, reliability of supply, product performance and customer service. The segment’s ethylene and co-products compete with other large domestic producers of ethylene and co-products, including BP p.l.c. (“BP”), Chevron Phillips Chemical Company LP (“ChevronPhillips”), Enterprise Products Partners L.P., Exxon Mobil Corporation (“ExxonMobil”), Huntsman Chemical Company (“Huntsman”) and Shell Chemical Company (“Shell”). The segment’s derivatives products compete with large producers of derivatives, including BP, Celanese AG (“Celanese”), ChevronPhillips, The Dow Chemical Company (“Dow”), Eastman Chemical Company, ExxonMobil, Formosa Plastics Corporation, Huntsman, Methanex, NOVA Chemicals Corporation, Saudi Basic Industries Corp. (“SABIC”), Total and Westlake Polymers. Industry consolidation, including the combinations of British Petroleum and Amoco, Exxon and Mobil, and Dow and Union Carbide and the formation of ChevronPhillips, has brought North American production capacity under the control of fewer, although larger, competitors.

Lyondell’s rated capacity at December 31, 2004 was approximately 11.6 billion pounds per year, or approximately 15% of total North American production capacity. Based on published rated production capacities, Lyondell is the second largest producer of ethylene in North America. North American ethylene rated capacity at December 31, 2004 was approximately 75 billion pounds per year. Approximately 77% of the total ethylene production capacity in North America is located along the Gulf Coast.

Based on published rated industry capacities, Lyondell is the third largest producer of polyethylene in North America. The rated capacity of Lyondell’s polyethylene units as of December 31, 2004 was approximately 5.8 billion pounds per year, or approximately 13% of total industry capacity in North America. There are many other North American producers of polyethylene, the most significant of which are ChevronPhillips, Dow and ExxonMobil.

Lyondell is the second largest producer of VAM and acetic acid in North America, and the third largest producer worldwide, based on published rated production capacity.

Profitability of the segment is affected not only by supply and demand for ethylene, co-products and derivatives, but also by raw material costs and vigorous price competition among producers, which may intensify due to, among other things, the addition of new capacity. In 2004, ethylene markets began a cyclical recovery from the downturn brought about by the prior three years’ of weak demand. The shutdown of two of a competitor’s Gulf Coast ethylene and co-products plants in 2003 and improving demand, driven by worldwide economic recovery, resulted in greatly improved industry operating rates in 2004. In general, demand is a function of economic growth in the United States and elsewhere in the world, which fluctuates. It is not possible to accurately predict the changes in raw material costs, market conditions, capacity utilization and other factors that will affect industry profitability in the future.

PO AND RELATED PRODUCTS SEGMENT

Overview

Lyondell is a leading global manufacturer and marketer of intermediate chemicals and performance chemical products used in a broad range of consumer goods. The PO and related products segment’s core product is PO, which is produced through two distinct technologies based on indirect oxidation processes that yield co-products. One process yields TBA as the co-product; the other yields SM as the co-product. The two technologies are mutually exclusive, necessitating that a manufacturing facility be dedicated either to PO/TBA or to PO/SM. MTBE is the principal derivative of TBA. The PO and related products segment also includes TDI and derivatives of PO, including PG, PGE and BDO.

In North America, the Company produces PO, TBA, PG and PGE at its Bayport (Pasadena), Texas plants and PO, SM, MTBE and BDO at its Channelview, Texas plants. The Company also has the ability to produce ethyl tertiary butyl ether (“ETBE”) at its Channelview, Texas plant as an alternative to MTBE production. The Bayport PO/TBA plants and the Channelview PO/SM I plant are owned by the U.S. PO manufacturing joint venture (the “U.S. PO Joint Venture”) between the Company and Bayer. The Channelview PO/SM II plant is owned by the Company together with unrelated equity investors. The Company produces TDI at its Lake Charles, Louisiana plant. In Europe, the Company produces PO, TBA, PG, PGE, BDO and MTBE at plants near Rotterdam, The Netherlands. Additionally, a world-scale PO/SM plant operated by Lyondell and located at Maasvlakte (near Rotterdam), The Netherlands began production late in the fourth quarter 2003. The Maasvlakte PO/SM plant is owned by a joint venture with Bayer in which Lyondell has a 50% interest. The Company produces PO, TBA, PG and MTBE at a plant in Fos-sur-Mer, France. In addition, the Company can produce ETBE at its Fos-sur-Mer, France plant as an alternative to MTBE production. In the Asia Pacific region, the Company has a 40% interest in Nihon Oxirane Co., Ltd. (“Nihon Oxirane”), a joint venture that operates a PO/SM plant in Chiba, Japan. In Europe, Rhodia Intermédiaires (“Rhodia”) operates a TDI facility located in Pont de Claix, France on behalf of the Company. See “Joint Ventures and Other Agreements.”

The Company estimates, based in part on published data, that worldwide demand for PO was approximately 12.8 billion pounds in 2004. Approximately 90% of that volume was consumed in the manufacture of three families of PO derivative products: polyols, glycols and glycol ethers. The remainder was consumed in the manufacture of a growing segment of performance products, including BDO and its derivatives. Polyols are used primarily in the production of polyurethanes. The Company sells approximately 1.2 billion pounds of its annual capacity of PO in the merchant market and consumes the rest in the production of derivatives. PO sold in the merchant market accounted for approximately 12% of Lyondell’s total revenues in 2004, 14% in 2003 and 13% in 2002. PG principally is used to produce unsaturated polyester resins and also is used in certain food, cosmetic and pharmaceutical applications and in automotive coolants and aircraft deicers. PGE are used as solvents for paints, coatings and cleaners. BDO and its derivatives are utilized in the production of fibers, engineering plastics, pharmaceuticals, personal care products and high performance coatings.

TDI also is used primarily in the production of polyurethanes for flexible foam applications ranging from furniture, bedding and carpet underlay to transportation and packaging. Additionally, TDI is used in the manufacture of coatings, sealants, adhesives and elastomers.

SM is produced and sold worldwide for commodity and specialty polymer applications, such as polystyrene and unsaturated polyester resins, as well as various uses in the rubber industry. Based on published data, worldwide demand for SM in 2004 was approximately 52 billion pounds. SM accounted for approximately 18% of Lyondell’s total revenues in 2004 and 2003 and 15% in 2002.

Lyondell converts most of its TBA to isobutylene, which is reacted with methanol to produce MTBE, an oxygenated gasoline blending component that increases octane and reduces automotive emissions. MTBE accounted for approximately 22% of Lyondell’s total revenues in 2004, 26% in 2003 and 35% in 2002. At its

Fos-sur-Mer, France facility, Lyondell also converts some of its isobutylene to ETBE, an alternative to MTBE that is produced by the reaction of isobutylene with agriculturally produced ethanol. Lyondell produces ETBE at the Fos-sur-Mer, France facility to address Europe’s growing demand for biofuels, in accordance with market conditions.

Worldwide demand for MTBE in 2004 is estimated to have been approximately 360,000 to 430,000 barrels per day, based on published data. In the United States, the Clean Air Act Amendments of 1990 set minimum levels for oxygenates, such as MTBE, in gasoline sold in areas not meeting specified air quality standards. However, the presence of MTBE in some water supplies in California and other states due to gasoline leaking from underground storage tanks and in surface water from recreational water craft has led to public concern about the use of MTBE. Certain U.S. states have banned the use of MTBE, while other U.S. federal and state governmental initiatives have sought either to rescind the oxygen requirement for reformulated gasoline or to restrict or also ban the use of MTBE. For example, California, Connecticut and New York banned the use of MTBE, effective January 1, 2004. Lyondell’s North American MTBE sales represented approximately 14% of Lyondell’s total revenues in 2004, 17% in 2003 and 26% in 2002. Lyondell intends to install equipment at its Channelview, Texas facility that would provide Lyondell with the flexibility to produce di-isobutylene, an alternative gasoline component, instead of MTBE at that facility. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters” for additional discussion regarding these U.S. federal and state initiatives and their potential impact on Lyondell.

The following table outlines the PO and related products segment’s primary products, annual processing capacities as of December 31, 2004, and the primary uses for such products. Unless otherwise specified, annual processing capacities were calculated by estimating the number of days in a typical year that a production unit of a plant is expected to operate, after allowing downtime for regular maintenance, and multiplying that number by an amount equal to the unit’s optimal daily output based on the design raw material mix. Because the processing capacity of a production unit is an estimated amount, actual production volumes may be more or less than capacities set forth below. Capacities shown include 100% of the capacity of joint venture facilities.

Product	Annual Capacity	Primary Uses
Propylene Oxide (PO)	4.5 billion pounds (a)	PO is a key component of polyols, PG, PGE and BDO.

Propylene Glycol (PG)	960 million pounds	PG is used to produce unsaturated polyester resins for bathroom fixtures and boat hulls; lower toxicity antifreeze, coolants and aircraft deicers; and cosmetics and cleaners.

Propylene Glycol Ethers (PGE)	322 million pounds	PGE are used as solvents for paints, coatings and cleaners.

Butanediol (BDO)	395 million pounds	BDO is used in the manufacture of engineering resins, films, personal care products, pharmaceuticals, coatings, solvents and adhesives.

Toluene Diisocyanate (TDI)	574 million pounds (b)	TDI is combined with polyols to produce flexible foam for automotive seating and home furnishings.

Styrene Monomer (SM)	5.0 billion pounds (c)	SM is used to produce plastics, such as expandable polystyrene for packaging, foam cups and containers, insulation products and durables and engineering resins.

Methyl Tertiary Butyl Ether (MTBE)/Ethyl Tertiary Butyl Ether (ETBE)	897 million gallons (58,500 barrels/day) (d)	MTBE is a gasoline component for reducing emissions in reformulated gasolines and enhancing octane value. ETBE is an alternative gasoline component based on agriculturally produced ethanol.

(a)	Includes: 100% of the 385 million pounds of capacity of Nihon Oxirane, a joint venture of which the Company owns 40%; 1.6 billion pounds of capacity that represents Bayer’s share of PO production from the Channelview PO/SM I plant and the Bayport, Texas PO/TBA plants under the U.S. PO Joint Venture; and 100% of the 625 million pounds of capacity of the Maasvlakte PO/SM plant, which began production during the fourth quarter 2003 and is owned by the European PO Joint Venture with Bayer, as to which the Company has the right to 50% of the production. Lyondell’s net proportionate interest in PO capacity is 2.4 billion pounds. See “Joint Ventures and Other Agreements.”
(b)	Includes approximately 274 million pounds of average annual TDI capacity at Lyondell’s plant in Pont de Claix, France, which is operated by Rhodia. See “Joint Ventures and Other Agreements.”
(c)	Includes: approximately 1.1 billion pounds of SM production from the Channelview PO/SM II plant that is committed to unrelated equity investors under long-term processing agreements; 100% of the 830 million pounds of capacity of Nihon Oxirane, of which the Company owns 40%; and 100% of the 1.4 billion pounds of capacity of the Maasvlakte PO/SM plant, which began production during the fourth quarter 2003 and is owned by the European PO Joint Venture with Bayer, as to which the Company has the right to 50% of the production. Lyondell’s net proportionate interest in SM capacity is 2.7 billion pounds. See “Joint Ventures and Other Agreements.”
(d)	Represents total MTBE capacity. Lyondell also has the ability to produce ETBE at its Fos-sur-Mer, France plant and its Channelview, Texas plant as an alternative to MTBE production.

Raw Materials

The primary raw materials purchased by the PO and related products segment are propylene, butane, ethylene, benzene and methanol. The market prices of these raw materials historically have been related to the price of: crude oil and its principal refinery derivatives; natural gas liquids; and natural gas, as well as market conditions for these materials. These materials are received in bulk quantities via pipeline or marine vessels. Generally, the segment’s raw materials requirements are purchased at market-based prices from numerous suppliers in the United States and Europe with which the Company has established contractual relationships, as well as in the spot market.

The PO and related products segment obtains propylene, benzene and ethylene raw materials from the ethylene, co-products and derivatives segment and expects the ethylene, co-products and derivatives segment to be the major supplier of these raw materials to the U.S. PO and related products businesses in 2005. Raw materials for the non-U.S. businesses primarily are obtained from unrelated parties. See “Integration” below and Note 5 to the Consolidated Financial Statements.

The PO and related products segment is a large volume consumer of isobutane for chemical production. The Company has invested in facilities, or entered into processing agreements with unrelated parties, to convert the widely available commodity, normal butane, to isobutane. The segment also is a large consumer of oxygen for its PO/TBA plants at Bayport, Texas; Botlek (Rotterdam), The Netherlands; and Fos-sur-Mer, France.

In December 2002, the Company entered into an agreement for Methanex to become the exclusive supplier of the worldwide methanol raw material requirements for the Company (other than its acetyls businesses, which the Company acquired in November 2004). The agreement provides supplies of methanol at cost-based prices and is being phased-in over time beginning in 2003 and extending through 2009. Methanex has an option to extend the agreement for an additional three-year period.

The cost of raw materials generally is the largest component of total production cost for the PO and related products business. The segment’s raw materials are, in general, commodity chemicals with numerous bulk suppliers and ready availability at competitive prices. Historically, raw material availability has not been an issue. However, in order to enhance reliability and competitiveness of prices and rates for supplies of raw materials, industrial gas and other utilities, the Company is party to long-term agreements and other arrangements with suppliers, including the ethylene, co-products and derivatives segment, for a substantial portion of its production requirements. For additional discussion regarding the effects of raw material pricing on recent operating performance, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Marketing and Sales

In 2004, most of the segment’s revenues were derived from sales to, or processing agreements with, unrelated parties. In 2004, no single PO and related products customer accounted for 10% or more of Lyondell’s total revenues.

The PO and related products segment produces and delivers products through sales agreements, processing agreements and spot sales as well as product exchanges. Production levels at Lyondell’s PO/SM and PO/TBA co-product production facilities primarily are determined by the demand for PO and PO derivatives. The resulting production levels of co-products SM and MTBE thus depend primarily on the demand for PO and PO derivatives and secondarily on the relative market demand for SM and MTBE, as well as the operational flexibility of Lyondell’s multiple production facilities in meeting this demand.

Lyondell purchases SM and MTBE for resale, when necessary, to satisfy customer demand for these co-products above co-product production levels. Volumes of SM and MTBE purchases made for resale can vary significantly from period to period. However, purchased volumes have not historically had a significant impact on profitability.

Lyondell has a number of multi-year PO processing (or tolling) and sales agreements in an effort to mitigate the adverse impact of competitive factors and economic business cycles on demand for the segment’s PO. In addition, Bayer’s ownership interest in the U.S. PO Joint Venture represents ownership of an in-kind portion of the PO production of the U.S. PO Joint Venture. Bayer also has the right to 50% of the production of the Maasvlakte PO/SM plant. See “Joint Ventures and Other Agreements.”

The majority of Lyondell’s PO derivatives are sold through market-based sales contracts under annual or multi-year arrangements.

Lyondell sells most of its SM production into the North American and European merchant markets and to Asian and South American export markets through long-term sales contracts and processing agreements. See “Joint Ventures and Other Agreements.”

The Company sells its MTBE production under market-based sales agreements and in the spot market.

The Company shut down its methanol production during September 2004, with Methanex purchasing 100% of the methanol produced by Lyondell during 2004 (other than methanol produced in its acetyls businesses acquired November 30, 2004).

The segment’s sales are made by Company marketing and sales personnel and through distributors and independent agents located in the Americas, Europe, the Middle East, Africa and the Asia Pacific region. The Company has centralized certain sales and order fulfillment functions in regional customer service centers located in Houston, Texas; Rotterdam, The Netherlands; Hong Kong, China; and Sao Paolo, Brazil. Lyondell also has long-term contracts for distribution and logistics to ensure reliable and efficient supply to its customers. PO, PG and SM are distributed by barge, ocean-going vessel, pipeline, tank car and tank truck. MTBE is distributed by barge, ocean-going vessel and tank truck. Other derivatives products primarily are distributed by tank truck and railcar.

For geographic data, see Note 20 to the Consolidated Financial Statements.

Joint Ventures and Other Agreements

On March 31, 2000, Lyondell contributed its Channelview, Texas PO/SM I plant and its Bayport, Texas PO/TBA plants to the U.S. PO Joint Venture. Bayer’s ownership interest in the U.S. PO Joint Venture represents ownership of 1.6 billion pounds of the PO production annually, in-kind. Lyondell takes in-kind the remaining PO production and all co-product (SM and TBA) production from the U.S. PO Joint Venture. As part of the transaction, Lyondell and Bayer also formed a separate joint venture (the “PO Technology Joint Venture”) through which Bayer was granted a non-exclusive and non-transferable right to use certain PO technology in the U.S. PO Joint Venture. Under the terms of the operating and logistics agreements, Lyondell operates the U.S. PO Joint Venture plants and arranges and coordinates the logistics of PO delivery from the plants. Lyondell and Bayer also formed a separate joint venture (the “European PO Joint Venture”) for the construction and ownership of the Maasvlakte PO/SM plant near Rotterdam, The Netherlands, which began production late in the fourth quarter 2003. Lyondell and Bayer each have a 50% share in the European PO Joint Venture, pursuant to which they each take in-kind 50% of the PO and SM production of the European PO Joint Venture. Lyondell and Bayer do not share marketing or product sales under either the U.S. PO Joint Venture or the European PO Joint Venture.

Lyondell’s PO/SM II plant at the Channelview, Texas complex is owned by the Company together with unrelated equity investors. The Company retains a majority interest in the PO/SM II plant and is the operator of the plant. A portion of the SM output of the PO/SM II plant is committed to the unrelated equity investors under long-term processing agreements. As of December 31, 2004, the Company had 1.1 billion pounds of SM capacity, or 22% of its worldwide capacity, committed to unrelated equity investors under long-term processing arrangements.

Lyondell has a 40% equity interest in Nihon Oxirane, a joint venture in Japan with Sumitomo Chemical Co., Ltd. (“Sumitomo”). Since 1976, Nihon Oxirane has operated a PO/SM plant in Chiba, Japan. In March 2003, Lyondell and Sumitomo completed a restructuring of their Nihon Oxirane joint venture, including the sale by Lyondell to Sumitomo of a 10% interest in the joint venture, reducing Lyondell’s interest in Nihon Oxirane from 50% to 40%. The governance of the joint venture remains substantially unchanged. The agreements also include provisions for the cross licensing of certain technology rights, construction of a new PG plant by Nihon Oxirane, and changes in operations agreed to by the partners to expand Nihon Oxirane’s market position in Asia for PO and PG and to improve Nihon Oxirane’s cost structure. Construction of the new PG plant was completed at the end of 2004, with a PG capacity of 220 million pounds. In addition, under the new agreements, a PO plant in Chiba, Japan constructed by Sumitomo and which began production in the second quarter 2003 is expected to be transferred to Nihon Oxirane by 2006.

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

Competition and Industry Conditions

Competition within the PO and related products business is significant and is based on a variety of factors, including product quality and price, reliability of supply, technical support, customer service and potential substitute materials. Profitability in this segment is affected by the worldwide level of demand along with vigorous price competition, which may intensify due to, among other things, new industry capacity. Demand is a function of economic growth in the United States and elsewhere in the world, which fluctuates. It is not possible to predict accurately the changes in raw material costs, market conditions and other factors that will affect industry profitability in the future. Capacity share figures for this segment and its competitors, discussed below, are based on completed production facilities and, where appropriate, include the full capacity of joint venture facilities and certain long-term supply agreements.

The Company’s major worldwide PO competitors are Dow and Shell. Based on published data regarding PO capacity, including the total capacity of Nihon Oxirane, the U.S. PO Joint Venture and the European PO Joint Venture, the Company believes it is the largest producer of PO worldwide, with approximately 31% of the total worldwide capacity for PO.

Approximately 2.5 billion pounds of new industry PO capacity, or approximately 17%, has been added from 1999 to 2004, primarily in Europe and Singapore. Shell and BASF AG (“BASF”), as 50/50 partners, began production in the third quarter 1999 at a PO/SM plant in The Netherlands with a PO capacity of 550 million pounds and began production in the third quarter 2002 at a PO/SM plant in Singapore with a PO capacity of 550 million pounds. Repsol YPF, S.A. started up its second PO/SM plant in Spain, with a capacity of 330 million pounds of PO, in the first quarter 2000. In addition, the Maasvlakte PO/SM plant, near Rotterdam, The Netherlands, with a PO capacity of 625 million pounds, began production late in the fourth quarter 2003. The Company also cooperated with Sumitomo on the commercialization of new PO technology utilized in Sumitomo’s new plant in Chiba, Japan, which has an initial PO capacity in excess of 330 million pounds and began production in the second quarter 2003.

From 2005 to 2008, PO capacity expansion is expected to include the start up by Shell of a new PO/SM plant at its Nanhai, China complex in 2005, with a PO capacity of 550 million pounds. In addition, Dow and BASF have announced that they will begin construction in 2006 of a plant in Antwerp, Belgium using their hydrogen peroxide to PO technology. The plant is expected to start up in 2008, with a PO capacity of 660 million pounds. Sumitomo and Saudi Aramco also have announced the planned construction of an integrated refining and petrochemical complex in Rabigh, Saudi Arabia. A PO plant is expected to be constructed at the site using Sumitomo’s technology, with an expected PO capacity of 440 million pounds starting up by 2008. PO and derivatives markets may be adversely affected by excess capacity as a result of capacity additions if not fully absorbed by demand growth.

The Company both manufactures and has long-term tolling agreements for TDI. The Company competes with several TDI producers worldwide, including BASF, Bayer, Dow and Mitsui. Based on published data regarding TDI capacity and including the TDI capacity operated by Rhodia on behalf of the Company, the Company believes it is the third largest producer of TDI worldwide and has approximately 14% of total worldwide capacity.

The Company competes with many MTBE producers worldwide, the most significant of which is SABIC. Based on published data regarding MTBE capacity, the Company believes that it is one of the largest producers of MTBE worldwide. MTBE faces competition from substitute products such as ethanol as well as other octane components. See “Risks and Other Factors That May Affect Lyondell and Its Joint Ventures—Environmental Matters” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters.”

The Company competes with many SM producers worldwide, among which are BASF, BP, ChevronPhillips, Dow, NOVA Chemicals Corporation, Shell and TotalFinaElf. Based on published data regarding SM capacity, the Company believes that it is one of the largest producers of SM worldwide.

INORGANIC CHEMICALS SEGMENT

Overview

Lyondell’s inorganic chemicals businesses are conducted through Millennium, which has been a wholly owned subsidiary since Lyondell’s November 30, 2004 acquisition of Millennium.

TiO2 is the primary product of the inorganic chemicals segment, which accounted for approximately 71% of Millennium’s total revenues in 2004, 69% in 2003 and 73% in 2002. TiO2 is a white pigment used for imparting whiteness, brightness, opacity and durability in a wide range of products, including paint and coatings, plastics, paper and elastomers.

As of December 31, 2004, the inorganic chemicals segment’s annual TiO2 production capacity, using the chloride process and the sulfate process discussed below, was approximately 670,000 metric tons. Unless otherwise specified, annual processing capacities were calculated by estimating the number of days in a typical year that a production unit of a plant is expected to operate, after allowing downtime for regular maintenance, and multiplying that number by an amount equal to the unit’s optimal daily output. Because the processing capacity of a production unit is an estimated amount, actual production volumes may be more or less than capacities set forth below.

TiO2 Production Process	Annual Capacity	Percentage of Capacity
Chloride Process	515,000 metric tons	77%
Sulfate Process	155,000 metric tons	23%

Total	670,000 metric tons	100%

TiO2 is produced in two crystalline forms: rutile and anatase. Rutile TiO2 has better opacification and tinting strength in many applications, and some rutile TiO2 products also provide better resistance to the harmful effects of weather. As a result, rutile TiO2 is the preferred form for use in paint and coatings, ink and plastics. Anatase TiO2 has a bluer undertone and is less abrasive than rutile and, therefore, is often preferred for use in paper, ceramics, rubber and man-made fibers.

TiO2 is manufactured using two different technologies. The newer chloride process is a high-temperature process in which chlorine is used to produce an intermediate TiO2 rutile crystal pigment, with greater purity and higher control over the size distribution of the pigment particles than the alternative sulfate process permits. In general, the chloride process is also less intensive than the sulfate process in terms of labor and energy. Because much of the chlorine can be recycled, the chloride process produces less waste than does the sulfate process.

The sulfate process is a wet chemical process that uses concentrated sulfuric acid to produce either an intermediate TiO2 anatase or rutile crystal pigment. The sulfate process generates higher volumes of waste, including iron sulfate and spent sulfuric acid.

Once an intermediate TiO2 pigment has been produced by either the chloride or sulfate process, it is processed into a product with specific performance characteristics for particular end-use applications through proprietary processes involving surface treatment with various chemicals and combinations of milling and micronizing.

The inorganic chemicals segment’s TiO2 plants are located in the four major world markets for TiO2: North America, South America, Western Europe and the Asia/Pacific region. The North American plants, consisting of one in Baltimore, Maryland and two in Ashtabula, Ohio, use the chloride process. The plant in Salvador, Bahia, Brazil uses the sulfate process. The segment also owns a mineral sands mine located at Mataraca, Paraiba, Brazil, which supplies the Brazilian plant with titanium ores. The mine has over two million metric tons of recoverable reserves. The mine produced approximately 114,000 metric tons of ilmenite, a titanium-bearing ore, in 2004.

Approximately 103,000 metric tons of ilmenite produced at the mine were used internally by the Salvador TiO2 plant, while approximately 700 metric tons were sold to unrelated parties. The mine also produced approximately 20,000 metric tons of zircon and approximately 2,000 metric tons of natural rutile titanium ore, substantially all of which were sold to unrelated parties. The Stallingborough, United Kingdom plant uses the chloride process. The plants in France at Le Havre, Normandy and Thann, Alsace use the sulfate process. The Kemerton plant in Western Australia uses the chloride process.

The inorganic chemicals segment also produces a number of specialty and performance TiO2-related products, some of which are manufactured at dedicated plants and others of which are manufactured at plants that also produce other TiO2 products. These products include titanium tetrachloride (“TiCl4”), titanyl sulfate (“TiOSO4”), ultra-fine TiO2, silica gel and cadmium-based pigments.

Raw Materials

Naturally occurring titanium-bearing ores such as ilmenite and natural rutile occur as sand or hard rock deposits in many parts of the world and are used as raw materials in the TiO2 extraction process. Mining companies are increasingly treating ilmenite to extract iron and other minerals to produce slag or synthetic rutile with higher TiO2 concentrations, resulting in lower amounts of wastes and by-products during processing by TiO2 pigment plants. Generally, titanium-bearing ores are shipped by using bulk carriers from terminals in the country of origin to TiO2 production plants, usually located near port facilities. The segment obtains ores from a number of suppliers in South Africa, Australia, Canada, Brazil, India and Ukraine, generally pursuant to one- to six-year supply contracts expiring between 2005 and 2007. Rio Tinto Iron & Titanium Inc. (through its affiliates Richards Bay Iron & Titanium (Proprietary) Limited and QIT-Fer et Titane Inc.) and Iluka Resources Limited are the world’s largest producers of titanium ores and upgraded titaniferous raw materials and accounted for approximately 70% of the titanium ores and upgraded titaniferous raw materials purchased by Millennium in 2004.

Other major raw materials used in the production of TiO2 are chlorine, caustic soda, coke, aluminum, sodium silicate, sodium aluminate, sulfuric acid, oxygen, nitrogen and natural gas. The number of sources for and availability of these materials is specific to the particular geographic region in which a facility is located. There are certain risks related to the acquisition of raw materials from less-developed or developing countries. See “Risks and Other Factors That May Affect Lyondell, Its Subsidiaries and Its Joint Ventures—International Operations and Country Risks.”

A number of the raw materials used by the inorganic chemicals segment in the production of TiO2 and the segment’s other products are provided by only a few vendors and, accordingly, if one significant supplier or a number of significant suppliers were unable to meet their obligations under present supply arrangements, the inorganic chemicals segment could suffer reduced supplies and/or be forced to incur increased costs for these raw materials. For example, for the Australian plant, chlorine and caustic soda are obtained exclusively from one supplier under a long-term supply agreement. See “Risks and Other Factors That May Affect Lyondell, Its Subsidiaries and Its Joint Ventures—Raw Materials and Energy Costs.” However, at the present time, chloride- and sulfate-process raw materials are available in sufficient quantities.

Marketing and Sales

Of the TiO2 sold by the inorganic chemicals segment in 2004, approximately 63% was sold to customers in the paint and coatings industry, approximately 24% to customers in the plastics industry, approximately 12% to customers in the paper industry, and approximately 1% to other customers. The inorganic chemicals segment experiences some seasonality in its TiO2 sales because, in general, its customers’ production of paint and coatings are greatest in the spring and summer months. TiO2 generally is sold by the segment at prices determined by market-based negotiation under contracts that range from two to five years, typically with automatic one-year extension provisions. TiO2 is sold either directly to customers or, to a lesser extent, through agents or distributors, and is distributed by rail, truck and ocean carrier in either dry or slurry form.

No single inorganic chemicals customer accounted for 10% or more of Millennium’s total revenues in 2004. For geographic data, see Note 20 to the Consolidated Financial Statements.

Competition and Industry Conditions

The bases for competition in the inorganic chemicals businesses are price, product quality, product performance, product delivery, customer service and reliability of supply. Certain inorganic chemicals competitors are more vertically integrated than Lyondell’s inorganic chemicals segment, producing titanium-bearing ores as well as TiO2. The inorganic chemicals segment is vertically integrated at the Brazilian facility, which owns the titanium ore mine that supplies that facility. The major competitors in the TiO2 business are DuPont, Kerr-McGee Chemical Corporation (“Kerr-McGee Chemicals,” a unit of Kerr-McGee Corporation, both directly and through various joint ventures), Huntsman Tioxide (“Huntsman Tioxide,” a business segment of Huntsman International LLC), and Kronos Worldwide, Inc. (“Kronos”). Lyondell estimates that collectively, as of December 31, 2004, DuPont, Lyondell, Kerr-McGee Chemicals, Huntsman Tioxide and Kronos accounted for approximately 70% of the world’s TiO2 production capacity. Lyondell is the second largest producer of TiO2 in the world, based on published rated capacity.

In certain applications, TiO2 competes with other whitening agents that are generally less effective but less expensive. These alternate products include kaolin clays, calcium carbonate pigments, both ground and precipitated forms, and synthetic polymers materials.

Generally, new plant capacity additions in the TiO2 industry are slow to develop because of the substantial capital expenditure required and the significant lead time (three to five years typically for a new plant) needed for planning, obtaining environmental approvals and permits, construction of manufacturing facilities and arranging for raw material supplies. Debottlenecking and other capacity expansions at existing plants require substantially less time and capital and can increase overall industry capacity.

OTHER CHEMICALS

Lyondell also produces fragrance and flavors chemicals. The Brunswick, Georgia and Jacksonville, Florida facilities manufacture terpene-based fragrance ingredients and flavor ingredients, primarily for the oral care markets. These products also are used in a number of other applications, including chemical reaction agents, or initiators, for the rubber industry and solvents and cleaners, such as pine oil, for the hard surface cleaner markets.

REFINING SEGMENT

Overview

Lyondell participates in petroleum refining through an equity interest in LCR, a limited partnership organized under the laws of the state of Delaware. Lyondell holds a 58.75% interest in LCR and CITGO holds a 41.25% interest in LCR. Lyondell owns its interest in LCR through wholly owned subsidiaries, which serve as general partner and limited partner. Similarly, CITGO, which is an indirect wholly owned subsidiary of PDVSA, the national oil company of Venezuela, owns its interest in LCR through wholly owned subsidiaries, which serve as general partner and limited partner.

LCR owns and operates a refinery (the “Refinery”), which is located on the Houston Ship Channel in Houston, Texas. LCR was formed in 1993 to upgrade the Refinery’s ability to process substantial volumes of lower cost, heavy, high sulfur crude oil. As of December 31, 2004, the Refinery’s heavy, high sulfur crude oil processing capacity was approximately 268,000 barrels per day.

The Refinery is a full conversion refinery designed to run heavy (16 to 18 degrees API), high sulfur crude oil. This crude oil is more viscous and dense than traditional crude oil and contains higher concentrations of sulfur and heavy metals, making it more difficult to refine into gasoline and other high value fuel products, but less costly to purchase. Processing heavy, high sulfur crude oil in significant quantities requires a refinery with extensive coking, catalytic cracking, hydrotreating and desulfurization capabilities, i.e., a “complex refinery.” The Refinery’s complexity enables it to operate in full conversion mode, producing a slate of products that consists primarily of high value, clean products (due to a lack of conversion equipment, many refineries produce significant quantities of lower value products such as conventional gasoline, high sulfur diesel and heavy fuel oil). The Refinery’s clean products include premium grades such as reformulated gasoline, jet fuel, low sulfur diesel and aromatics. The Refinery’s products also include conventional gasoline, lube oils (industrial lubricants, white oils and process oils), carbon black oil, refinery-grade propylene, sulfur, residual fuel and petroleum coke. Gasoline accounted for approximately 38% of LCR’s total revenues in 2004 and 39% in 2003 and 2002. Diesel accounted for approximately 29% of LCR’s total revenues in 2004 and 26% in 2003 and 2002. The aromatics produced by the Refinery are benzene, toluene, orthoxylene and paraxylene. These products are sold to manufacturers of intermediate chemicals and polyester intermediates and are ultimately used in clothing, soft drink bottles and drinking cups, audio and video tapes, and resins.

The following table outlines the refining segment’s primary products, annual rated capacity (on a calendar day basis) as of December 31, 2004, and the primary uses for such products. The term “rated capacity,” as used in this table, is calculated by estimating the number of days in a typical year that a production unit of a plant is expected to operate, after allowing for downtime for regular maintenance, and multiplying that number by an amount equal to the unit’s optimal daily output based on the design raw material mix. Because the rated capacity of a production unit is an estimated amount, the actual production volumes may be more or less than the rated capacity. Capacities shown represent 100% of the capacity of LCR, of which Lyondell owns 58.75%.

Product	Rated Capacity	Primary Uses
Gasoline (a)	120,000 barrels per day	Automotive fuel
Diesel (#2 Distillate) (a)	95,000 barrels per day	Fuel for diesel cars and trucks
Jet Fuel (a)	25,000 barrels per day	Aviation fuel
Benzene (b)	10 million gallons per year	Nylon for clothing and consumer items; polystyrene for insulation, packaging and drink cups
Toluene (c)	46 million gallons per year	Gasoline component and chemical raw material for producing benzene
Paraxylene (d)	266 million pounds per year	Polyester fibers for clothing and fabrics, PET soft drink bottles and films for audio and video tapes
Orthoxylene (d)	226 million pounds per year	Plasticizer in products such as rainwear, shower curtains, toys and auto upholstery and an intermediate in paints and fiberglass
Lube Oils (a)	4,000 barrels per day	Automotive and industrial engine and lube oils, railroad engine additives and white oils for food-grade applications

(a)	Produced by LCR and sold to CITGO.
(b)	Produced by LCR and sold to the ethylene, co-products and derivatives segment.
(c)	Produced by LCR and marketed for LCR by the ethylene, co-products and derivatives segment.
(d)	Produced by LCR and marketed for LCR by CITGO.

Management of LCR

LCR is governed by a Limited Partnership Agreement (the “LCR Partnership Agreement”), which provides that LCR is managed by a Partnership Governance Committee composed of six representatives, three of whom are appointed by each general partner. The day-to-day operations of the Refinery are managed by a general manager, who is a loaned employee of Lyondell. Lyondell and CITGO also perform various administrative services for LCR pursuant to an administrative services agreement.

Raw Materials

In 1993, LCR entered into a long-term crude supply agreement (the “Crude Supply Agreement”) with PDVSA Petróleo, S.A. (“PDVSA Oil”), an affiliate of CITGO and of PDVSA. Most of the crude oil used by LCR as a raw material for its Refinery is purchased under the Crude Supply Agreement. Both PDVSA Oil and CITGO are direct or indirect wholly owned subsidiaries of PDVSA.

The Crude Supply Agreement, which expires on December 31, 2017, incorporates formula prices to be paid by LCR for the crude oil supplied based on the market value of a slate of refined products deemed to be produced from each particular crude oil or raw material, less: (1) certain deemed refining costs, adjustable for inflation and energy costs; (2) certain actual costs; and (3) a deemed margin, which varies according to the grade of crude oil or other raw material delivered. The actual refining margin earned by LCR may vary from the formula amount depending on, among other things, timing differences in incorporating changes in refined product market values and energy costs into the Crude Supply Agreement’s deemed margin calculations and the efficiency with which LCR conducts its operations. Although LCR believes that the Crude Supply Agreement reduces the volatility of LCR’s earnings and cash flows over the long-term, the Crude Supply Agreement also limits LCR’s ability to enjoy higher margins during periods when the market price of crude oil is low relative to the then-current market prices for refined products. In addition, if the actual yields, costs or volumes of the LCR refinery differ substantially from those contemplated by the Crude Supply Agreement, the benefits of this agreement to LCR could be substantially diminished, and could result in lower earnings and cash flow for LCR. Furthermore, there may be periods during which LCR’s costs for crude oil under the Crude Supply Agreement may be higher than might otherwise be available to LCR from other sources. Expansion or contraction of the average market heavy crude oil refining margin can result in situations in which the Crude Supply Agreement per barrel margin is either greater than or less than the margin that could be obtained through open market purchases of heavy crude oil. For example, during 2000 to 2003 and the early portion of 2004, the Crude Supply Agreement contract was advantageous to LCR; however, during the fourth quarter of 2004, the Crude Supply Agreement per barrel margin was less than the margin that could be obtained through open market purchases of heavy crude oil.

The Crude Supply Agreement provides that Lyondell controls all of LCR’s decisions and enforcement rights in connection with the Crude Supply Agreement so long as PDVSA has a direct or indirect ownership interest in LCR. However, there are risks associated with reliance on PDVSA Oil for supplies of crude oil and with enforcing the provisions of contracts with companies such as PDVSA Oil that are non-United States affiliates of a sovereign nation. All of the crude oil supplied by PDVSA Oil under the Crude Supply Agreement is produced in Venezuela, which has experienced economic difficulties and attendant social and political changes and unrest in recent years, including a national strike during the fourth quarter 2002 and the first quarter 2003 that disrupted crude oil deliveries to LCR. Venezuela may continue to experience these difficulties and changes. It is impossible to predict how governmental policies may change under the current or any subsequent Venezuelan government. In addition, there are risks associated with enforcing judgments of United States courts against entities whose assets are located outside of the United States and whose management does not reside in the United States. Although the parties have negotiated certain alternative arrangements in the event of specified force majeure conditions, including Venezuelan governmental or other actions restricting or otherwise limiting PDVSA Oil’s ability to perform its obligations, any such alternative arrangements may not be as beneficial to LCR as the Crude Supply Agreement. From time to time, the Company and PDVSA have had discussions covering both a restructuring of the Crude Supply Agreement and a broader restructuring of the LCR partnership. The Company is unable to predict whether changes in either arrangement will occur.

If the Crude Supply Agreement is modified or terminated or this source of crude oil is otherwise interrupted, due to production difficulties, political or economic events in Venezuela or other factors, LCR could experience significantly lower earnings and cash flows. Subject to the consent of the other partner and rights of first offer and first refusal, the partners each have a right to transfer their interests in LCR to unaffiliated third parties in certain circumstances. If neither CITGO, PDVSA Oil nor their affiliates were a partner in LCR, PDVSA Oil would have an option to terminate the Crude Supply Agreement. Depending on then-current market conditions, any breach or termination of the Crude Supply Agreement, or reduction in supply thereunder, would require LCR to purchase all or a portion of its crude oil in the merchant market, could subject LCR to significant volatility and price fluctuations and could adversely affect LCR and, therefore, Lyondell. Alternative crude oil supplies with similar margins may not be available for purchase by LCR.

Under the Crude Supply Agreement, PDVSA Oil is required to sell, and LCR is required to purchase, 230,000 barrels per day of heavy crude oil, which constitutes approximately 86% of LCR’s refining capacity of 268,000 barrels per day of crude oil. Since April 1998, PDVSA Oil has, from time to time, declared itself in a force majeure situation and subsequently reduced deliveries of crude oil. Such reductions in deliveries were purportedly based on announced OPEC production cuts. At such times, PDVSA Oil informed LCR that the Venezuelan government, through the Ministry of Energy and Mines, had instructed that production of certain grades of crude oil be reduced. In certain circumstances, PDVSA Oil made payments to LCR under a different provision of the Crude Supply Agreement in partial compensation for such reductions.

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

Marketing and Sales

The Refinery produces gasoline, low sulfur diesel, jet fuel, aromatics, lube oils and certain industrial products. On a weekly basis, LCR evaluates and determines the optimal product output mix for the Refinery, based on spot market prices and conditions. Under a long-term product sales agreement (the “Products Agreement”), CITGO is obligated to purchase and LCR is required to sell 100% of the finished gasoline, jet fuel, heating oil, diesel fuel, coke and sulfur produced by the Refinery. CITGO purchases these products at market-related prices based on regional industry benchmark indexes. For example, the price for gasoline is based on prices published by Platts Oilgram, an industry trade publication. The Products Agreement provides that Lyondell controls all of LCR’s material decisions and enforcement rights in connection with the Products Agreement so long as CITGO has a direct or indirect ownership interest in LCR. The Products Agreement expires on December 31, 2017. Under the terms of lubricant sales agreements expiring on December 31, 2017, CITGO purchases all of the lube oils manufactured by LCR. In addition, CITGO serves as LCR’s sole agent to market paraxylene and orthoxylene produced by LCR. The ethylene, co-products and derivatives segment purchases benzene produced by LCR, and also serves as LCR’s sole agent to market toluene produced by LCR.

Competition and Industry Conditions

The refining business tends to be volatile as well as cyclical. Crude oil prices, which are impacted by worldwide political events and the economics of exploration and production in addition to refined products demand, are the largest source of the volatility. Demand for refined products is influenced by seasonal and short-

term factors such as weather and driving patterns, as well as by longer term issues such as the economy, energy conservation and alternative fuels. Industry refined products supply is also dependent on industry operating capabilities and on long-term refining capacity trends. Management believes that the combination of the Crude Supply Agreement and the Products Agreement generally has the effect of stabilizing earnings and cash flows and reducing the market-driven aspects of the business’ volatility over the long-term.

With a capacity of approximately 268,000 barrels per day, the Company believes that the Refinery is one of North America’s largest full conversion (i.e., not producing asphalt or high sulfur heavy fuel) refineries capable of processing 100% heavy, high sulfur crude oil.

Among LCR’s refining competitors are major integrated oil companies and domestic refiners that are owned by or affiliated with major integrated oil companies. Based on published industry data, as of December 31, 2004, there were 132 crude oil refineries in operation in the United States, and total domestic refinery capacity was approximately 16.8 million barrels per day. During 2004, LCR processed an average of 265,000 barrels per day of crude oil or approximately 1.6% of all U.S. crude capacity.

INTEGRATION

The Lyondell businesses are integrated across several parts of the product chain, with products from one operation being used as raw materials for conversion to other products. Other forms of internal integration consist of sharing resources, including physical assets and human resources, across different businesses. These forms of integration create value within and across the four Lyondell businesses. For example, Equistar produces ethylene and other products. This ethylene is then used as a raw material in derivatives such as polyethylene and VAM within the ethylene, co-products and derivatives business segment, and styrene within the PO and related products business segment. The ethylene also is sold to other parties, including Occidental, which owns approximately 17% of Lyondell’s common stock and was a partner in Equistar from 1998 to 2002. The four Lyondell businesses also share common plant sites, which increases efficiencies in many ways, such as minimizing transportation costs and sharing overhead costs. In addition, the costs of corporate services and other staff functions are minimized by sharing them across a larger, more integrated enterprise. Lyondell seeks to maximize value by optimizing these relationships to support the entire enterprise in the most efficient manner.

Lyondell believes that the transactions discussed in this section are on terms substantially no more or less favorable than those that would be agreed upon by third parties on an arm’s-length basis. These arrangements provide benefits to all parties. For example, the long-term ethylene sales arrangements with Lyondell’s businesses and with Occidental provide Equistar with long-term customers and provide Lyondell and Occidental with a long-term source of a raw material. Lyondell generally expects that similar transactions will occur during 2005.

Product Integration

Within each Lyondell business, primary products are converted into derivative products. For example, ethylene is used as a raw material for derivative products, such as polyethylene and EO, within the ethylene, co-products and derivatives businesses of Equistar. Approximately 64% of the ethylene produced is used internally by Equistar for these products. Also, within the ethylene, co-products and derivatives segment, Equistar sold approximately $52 million of ethylene to Millennium in 2004 for use as a raw material in the production of the ethylene derivative VAM, and purchased approximately $10 million of VAM and glacial acetic acid from Millennium for use in making various Equistar products.

The ethylene, co-products and derivatives segment transfers propylene to the PO and related products segment, at market-related prices, for use as a raw material in PO and related products. Approximately 55% of Lyondell’s PO capacity, excluding the PO capacity represented by Lyondell’s partners in joint ventures, is converted into derivatives, such as PG, PGE, and BDO.

The Equistar ethylene, co-products and derivatives businesses provide ethylene, propylene, benzene and toluene to the Lyondell PO and related product businesses for styrene, PO and TDI production. During 2004, the PO and related product businesses acquired approximately $923 million of raw materials and MTBE from Equistar’s ethylene, co-products and derivatives businesses. Conversely, the ethylene, co-products and derivatives businesses acquired approximately $54 million of by-products from the PO and related products businesses in 2004 for producing ethylene and its co-products.

In 2004, Lyondell’s subsidiary, Equistar, purchased approximately $425 million of refined products from LCR, for use in producing ethylene and its co-products. Equistar sells ethylene co-products and MTBE to LCR for processing into refining products. LCR purchased approximately $747 million of these products from Equistar for processing into gasoline in 2004. Equistar also processes LCR butylenes into alkylate and MTBE and occasionally sells additional alkylate to LCR.

In other cases, products are sold from one Lyondell business to another better able to market the product for resale to customers. For example, Equistar purchases benzene from LCR for resale to Equistar’s customers, and Equistar also serves as LCR’s sole agent to market toluene.

Product integration is monitored and adjustments are made based on changing market conditions in an effort to take full advantage of these related businesses being operated together.

Commercial Transactions with Occidental

During 2004, Lyondell’s subsidiary, Equistar, sold approximately $634 million of ethylene, ethers and glycols to Occidental. During 2004, Lyondell purchased less than $1 million of sodium methylate and caustic soda from Occidental, which are used in the production of PO and derivatives. Equistar also purchased various other products from Occidental at market-related prices totaling approximately $3 million in 2004. Millennium purchased approximately $5 million of sodium silicate and other products from Occidental during 2004.

PROPERTIES

Principal Manufacturing Facilities and Mine

The principal manufacturing facilities and mine are set forth below, and are identified by the principal segment or segments using the facility or mine. The facilities producing fragrance and flavors chemicals also are identified below. The facilities and mine are wholly owned, except as otherwise noted below.

Location	Principal Products
Ethylene, Co-Products and Derivatives Segment
Bayport (Pasadena), Texas †	EO, EG and other EO Derivatives
Bayport (Pasadena), Texas (a)†	LDPE
Beaumont, Texas (b)†	EG
Channelview, Texas (c)†	Ethylene, Propylene, Butadiene, Benzene, Toluene, Alkylate and MTBE
Chocolate Bayou, Texas (d)(e)†	Ethylene, Propylene, Butadiene, Benzene, Toluene and MTBE
Chocolate Bayou, Texas (d)	HDPE
Clinton, Iowa †	Ethylene, Propylene, LDPE and HDPE
Corpus Christi, Texas †	Ethylene, Propylene, Butadiene and Benzene
Fairport Harbor, Ohio (f)(g)	Performance polymers
Lake Charles, Louisiana (h)†	Ethylene and Propylene
La Porte, Texas (g)†	Ethylene, Propylene, LDPE, LLDPE and performance polymers
La Porte, Texas	VAM and Acetic Acid
La Porte, Texas (i)	Methanol
Matagorda, Texas †	HDPE
Morris, Illinois †	Ethylene, Propylene, LDPE, LLDPE and Polypropylene

Location	Principal Products
Newark, New Jersey	Denatured Alcohol
Tuscola, Illinois †	Ethanol
Victoria, Texas (e)†	HDPE

PO and Related Products Segment
Bayport (Pasadena), Texas (j)*	PO, PG and PGE
Botlek, Rotterdam, The Netherlands (e)	PO, PG, PGE, MTBE and BDO
Channelview, Texas (j)(k)†*	PO, BDO, SM and MTBE
Chiba, Japan (l)	PO, PG and SM
Fos-sur-Mer, France (e)	PO, PG and MTBE
Lake Charles, Louisiana*	TDI
Maasvlakte (near Rotterdam), The Netherlands (m)	PO and SM
Pont de Claix, France (n)	TDI

Inorganic Chemicals Segment
Ashtabula, Ohio (o)†**	TiO2 and TiCl4
Baltimore, Maryland (Hawkins Point)	TiO2
Baltimore, Maryland (St. Helena)	Cadmium-based pigments and silica gel
Kemerton, Western Australia **	TiO2
Le Havre, France (e)	TiO2
Mataraca, Paraiba, Brazil (mine) (p)**	Ilmenite (generally consumed in the Salvador TiO2 plant), zircon and natural rutile titanium ore
Salvador, Bahia, Brazil (p)	TiO2
Stallingborough, United Kingdom **	TiO2
Thann, France	TiO2, TiCl4 and ultra-fine TiO2

Other Chemicals
Brunswick, Georgia	Fragrance and Flavor Chemicals
Jacksonville, Florida	Fragrance and Flavor Chemicals

Refining Segment
Houston, Texas (q)	Gasoline, Diesel, Jet Fuel, Benzene, Toluene, Paraxylene, Orthoxylene and Lube Oils

†	Facilities which received the OSHA Star Certification, which is the highest safety designation issued by the U.S. Department of Labor.
*	The portions of the facility owned by Lyondell are mortgaged as collateral for Lyondell’s credit facility, senior secured notes and debentures.
**	Facilities which received ISO 14001 Certification of their environmental management systems.
(a)	The facility is located on leased land. The facility is operated by an unrelated party.
(b)	The Beaumont facility is owned by PD Glycol, a partnership owned 50% by an unrelated party.
(c)	The Channelview facility has two ethylene processing units. An unrelated party owns an idled facility at the site on land leased from Equistar. Equistar also operates a styrene maleic anhydride unit and a polybutadiene unit, which are owned by an unrelated party and are located on property leased from Equistar within the Channelview facility.
(d)	Millennium and Occidental each contributed a facility located at the Chocolate Bayou facility. These facilities are not on contiguous property.
(e)	The land is leased.
(f)	The building and land are leased.
(g)	Automotive compound production was temporarily consolidated at the Fairport Harbor, Ohio facility and the automotive compound production unit at the La Porte, Texas facility was temporarily idled at the end of the first quarter 2004, pending sustained improvement in market conditions.
(h)	The Lake Charles facility has been idled since the first quarter 2001, pending sustained improvement in market conditions. The facilities and land are leased from Occidental Chemical Corporation, a subsidiary of Occidental, under a lease that expires in May 2005 and has a renewal provision for an additional one-year period at either party’s option.
(i)	The facility is owned by La Porte Methanol Company, a partnership owned 15% by an unrelated party.
(j)	The Bayport PO/TBA plants and the Channelview PO/SM I plant are held by the U.S. PO Joint Venture between Bayer and Lyondell.
(k)	Unrelated equity investors hold a minority ownership interest in the PO/SM II plant at the Channelview facility.
(l)	The PO/SM plant located in Chiba, Japan is owned by Nihon Oxirane, a joint venture owned 60% by an unrelated party.
(m)	The land is leased by the European PO Joint Venture between Bayer and Lyondell. The Maasvlakte PO/SM plant is owned by the European PO Joint Venture between Bayer and Lyondell.
(n)	The land is leased by an unrelated party and certain assets are owned by the unrelated party.
(o)	There are two manufacturing plants at Ashtabula, Ohio.
(p)	Unrelated equity investors hold a minority ownership interest in Millennium’s Brazilian subsidiary that owns the facility.
(q)	The facility and related pipeline are mortgaged as collateral for LCR’s credit facility.

Other Locations

Lyondell leases its executive offices and headquarters in downtown Houston, Texas and its offices in Baltimore, Maryland. Lyondell also maintains leased research facilities in Baltimore, Maryland and Newtown Square, Pennsylvania. The Company’s European headquarters and regional customer service center for Europe, the Middle East and Africa are located in leased facilities in Rotterdam, The Netherlands, and its Asia Pacific headquarters are located in leased facilities in Hong Kong. The Company also leases various sales facilities.

The Company has storage capacity for up to approximately 13 million barrels of NGLs, ethylene, propylene and other hydrocarbons in caverns within a salt dome in Mont Belvieu, Texas. There are an additional approximately three million barrels of ethylene and propylene storage with related brine facilities operated by the Company on leased property in Markham, Texas.

Depending on location and market needs, the Company’s production facilities can receive primary raw materials by pipeline, railcar, truck, barge or ship and can deliver finished products by pipeline, railcar, truck, barge, isotank, ship or in drums. The Company uses an extensive pipeline system, some of which it owns and some of which it leases, extending from Corpus Christi to Mont Belvieu to Port Arthur and around the Lake Charles area. The Company also owns other pipelines in connection with its Chocolate Bayou, Corpus Christi, La Porte, Matagorda and Victoria facilities. The Company uses a pipeline owned and operated by an unaffiliated party to transport ethylene from its Morris facility to its Tuscola facility. The Company also owns and leases several pipelines connecting the Channelview facility, the LCR refinery and the Mont Belvieu storage facility, which are used to transport raw materials, butylenes, hydrogen, butane, MTBE and unfinished gasolines.

The Company charters ships, owns and charters barges and leases isotanks and railcars for the dedicated movement of products between plants, products to customers or terminals, or raw materials to plants, as necessary. The Company leases liquid and bulk storage and warehouse facilities at terminals in the Americas, Europe and the Asia Pacific region. In the Rotterdam outer harbor area, the Company owns and operates a butane storage tank, propylene spheres, pipeline connections and a jetty that accommodates deep-draft vessels, and the European PO Joint Venture between Bayer and Lyondell owns and operates two benzene storage tanks, two propylene spheres, pipeline connections and a jetty. The Company also owns a barge docking facility near the Channelview facility capable of berthing eight barges and related terminal equipment for loading and unloading raw materials and products. The Company owns or leases approximately 11,075 railcars for use in its businesses.

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

RESEARCH AND TECHNOLOGY; INTELLECTUAL PROPERTY

Lyondell conducts research and development principally at technology centers in Baltimore, Maryland; Cincinnati, Ohio; and Newtown Square, Pennsylvania.

Lyondell maintains an extensive patent portfolio and continues to file new patent applications in the United States and other countries. As of December 31, 2004, Lyondell owned approximately 530 United States patents and approximately 1,250 worldwide patents. Lyondell owns globally registered and unregistered trademarks, including the Lyondell, Equistar and Millennium logos. While Lyondell believes that its intellectual property provides competitive advantages, Lyondell does not regard its businesses as being materially dependent upon any single patent, trademark or license.

The research and development expenditures for Lyondell, including December 2004 expenditures for Equistar and Millennium, were $41 million in 2004, $37 million in 2003 and $30 million in 2002, all of which were expensed as incurred. Prior to Lyondell’s November 30, 2004 acquisition of Millennium, Equistar and Millennium were not consolidated subsidiaries of Lyondell. On a separate company basis, Equistar’s research and development expenditures were $34 million in 2004, $38 million in 2003 and $38 million in 2002, and Millennium’s research and development expenditures were $21 million in 2004, $23 million in 2003 and $21 million in 2002. All of these amounts were expensed as incurred. In addition, as part of the acquisition of Millennium, $64 million of the purchase price was allocated to the value of purchased in-process research and development (“IPR&D”). Accordingly, Lyondell’s results of operations include a charge of $64 million for the value of the acquired IPR&D.

Lyondell owns a 58.75% interest in LCR. LCR owns trademarks relating to lubricants, which are licensed by LCR exclusively to CITGO. LCR does not regard its business as being materially dependent upon any single patent, trademark or license.

EMPLOYEE RELATIONS

On December 31, 2004, Lyondell had approximately 9,930 full-time and part-time employees (including Equistar and Millennium employees), approximately 6,640 of whom were located in the United States, approximately 2,145 of whom were located in Europe, approximately 705 of whom were located in Latin America, approximately 355 of whom were located in Australia and approximately 85 of whom were located in Asia. As of December 31, 2004, approximately 13% of the employees located in the U.S., approximately 55% of the employees located in Europe and substantially all of the employees located in Latin American were represented by labor unions. With the exception of annual salary negotiations for certain international sites, no union contracts need to be renegotiated in 2005. In addition to its own employees, Lyondell uses the services of independent contractors in the routine conduct of its businesses. Lyondell believes its relations with its employees are good.

At December 31, 2004, LCR employed approximately 875 full-time employees. Approximately 56% of LCR’s employees are covered by a collective bargaining agreement between LCR and the Paper, Allied-Industrial, Chemical and Energy Workers International Union, which expires in January 2006. In addition to its own employees, LCR uses the services of Lyondell and CITGO employees pursuant to shared services and loaned employee arrangements and also uses the services of independent contractors in the routine conduct of its business. LCR believes its relations with its employees are good.

RISKS AND OTHER FACTORS THAT MAY AFFECT LYONDELL, ITS SUBSIDIARIES

AND ITS JOINT VENTURES

There are many factors that may affect the businesses and results of operations of Lyondell, its subsidiaries and joint ventures. Some of these factors are discussed below. For additional discussion regarding factors that may affect the businesses and operating results of Lyondell and its subsidiaries and joint ventures, see “Items 1 and 2. Business and Properties,” “Forward-Looking Statements,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A. Disclosure of Market and Regulatory Risk.”

Industry Cyclicality and Overcapacity

Lyondell’s historical operating results reflect the cyclical and volatile nature of the supply-demand balance in both the chemical and refining industries, and its future operating results continue to be affected by this cyclicality and volatility. These industries historically have experienced alternating periods of capacity shortages leading to tight supply, causing prices and profit margins to increase, followed by periods when substantial capacity is added, resulting in oversupply, declining capacity utilization rates and declining prices and profit margins. The cyclicality of these industries results in volatile profits and cash flow over the business cycles.

The chemical industry has entered a period characterized by tight supply in many product areas and increased demand as the global economy continues to improve. Product growth has returned to historical levels and, in some cases, has exceeded them. As a result, the industry has seen a return to enhanced profitability, even in a world of volatile raw material and energy costs. However, the sustainability of these positive business conditions remains subject to uncertainty. The global economic and political environment continues to be uncertain, and negative changes could result in a decline in demand. When coupled with new capacity additions by some participants in the industry, especially those in the Middle East and Asia which are expected to startup in the middle to latter part of the decade, the current positive business conditions could be depressed, eventually leading to another period of oversupply and poor profitability.

Raw Materials and Energy Costs

Lyondell purchases large amounts of raw materials and energy for its businesses. The cost of these raw materials and energy, in the aggregate, represents a substantial portion of its operating expenses. The costs of raw materials and energy used for most of its products generally follow price trends of, and vary with the market conditions for, crude oil and natural gas, which may be highly volatile and cyclical. Raw material costs have increased through 2004 and remain at high levels. There have been in the past, and will likely be in the future, periods of time when Lyondell is unable to pass raw material cost increases on to customers quickly enough to avoid adverse impacts on its results of operations. In addition, customer consolidation has made it more difficult to pass along cost increases to customers. Lyondell’s results of operations have been, and could be in the future, significantly affected by increases and volatility in these costs. Cost increases may increase working capital needs, which could reduce Lyondell’s liquidity and cash flow. See “Competitive Markets” below.

In addition, higher North American natural gas prices relative to natural gas cost-advantaged regions, such as the Middle East, have diminished the ability of many domestic chemical producers to compete internationally since natural gas prices affect a significant portion of the industry’s raw materials and energy sources. This environment has in the past caused and may in the future cause a reduction in Equistar’s exports, and has in the past reduced and may in the future reduce the competitiveness of U.S. producers. It also has in the past increased the competition for sales of chemicals in North America, as U.S. production that would otherwise have been sold overseas was instead offered for sale domestically, resulting in excess supply and lower margins in North America, and may do so in the future.

Furthermore, across Lyondell, there are a limited number of suppliers for some of its raw materials and utilities and, in some cases, the number of sources for and availability of raw materials is specific to the particular geographic region in which a facility is located. For example, for the inorganic chemicals segment, raw materials generally have been purchased pursuant to one-year to six-year supply contracts that expire between 2005 and 2007. In 2004, the inorganic chemicals segment purchased approximately 70% of its titanium ores and titaniferous raw materials from two suppliers, Rio Tinto Iron & Titanium Inc. (through its affiliates Richards Bay Iron & Titanium (Proprietary) Limited and QIT-Fer et Titane Inc.) and Iluka Resources Limited, under multiple year contractual commitments. In addition, the inorganic chemicals segment obtains chlorine and caustic soda exclusively from one supplier for its Australian operations under a long-term supply agreement. Moreover, Lyondell purchases all of its carbon monoxide for its acetyls from Linde AG pursuant to a long-term contract based primarily on the cost of production. Each of Lyondell’s chloride TiO2 manufacturing plants has long-term supply agreements for oxygen and nitrogen through either nearby suppliers dedicated to the site or through a direct pipeline arrangement. Each of these contracts is an exclusive supply contract. Accordingly, if one of these suppliers were unable to meet its obligations under present supply arrangements, the inorganic chemicals segment could suffer reduced supplies or be forced to incur increased costs for its raw materials, which would have a direct negative impact on plant operations.

General Economic Conditions and Other External Factors

External factors beyond Lyondell’s or LCR’s control can cause volatility in the price of raw materials and other operating costs, as well as significant fluctuations in demand for its products and can magnify the impact of economic cycles on its businesses. Examples of external factors include: general economic conditions, international events and circumstances, competitor actions, and governmental regulation in the U.S. and abroad. Lyondell believes that events in the Middle East have had a particularly adverse influence on its businesses in recent years and may continue to do so. In addition, a number of Lyondell’s products are highly dependent on durable goods markets, such as the housing and automotive markets, which also are cyclical. Many of Lyondell’s products are components of other chemical products that, in turn, are subject to the supply-demand balance of both the chemical and refining industries and general economic conditions. The global economy has continued to improve, increasing demand for Lyondell’s products and resulting in improved operating results as operations begin to approach full capacity. This has occurred even as the volatility and elevated level of prices for crude oil and natural gas have resulted in increased raw material costs. However, the impact of the factors cited above may once again cause a slowdown in the business cycle, reducing demand and lowering operating rates and, ultimately, reducing profitability. Although Lyondell’s and LCR’s access to capital currently is not impeded, these same risks could increase instability in the financial markets and make Lyondell’s and LCR’s ability to access capital more difficult. With respect to LCR, management believes that the combination of the Crude Supply Agreement and the Products Agreement generally tends to stabilize earnings and to reduce market driven volatility over the long-term. However, there are risks associated with these agreements. See “International Operations and Country Risks” below.

Lyondell may reduce production at or idle a facility for an extended period of time or exit a business because of high raw material prices, an oversupply of a particular product and/or a lack of demand for that particular product, which makes production uneconomical. Any decision to permanently close facilities or exit a business would result in impairment and other charges to earnings. Temporary outages sometimes last for several quarters or, in certain cases, longer, and could cause Lyondell to incur costs, including the expenses of maintaining and restarting these facilities. It is possible that factors such as increases in raw material costs or lower demand in the future will cause Lyondell to reduce operating rates, idle facilities or exit uncompetitive businesses.

International Operations and Country Risks

Lyondell has substantial international operations, which are subject to the risks of doing business abroad, including fluctuations in currency exchange rates, transportation delays and interruptions, political and economic instability and disruptions, restrictions on the transfer of funds, the imposition of duties and tariffs, import and export controls, changes in governmental policies, labor unrest and current and changing regulatory environments. These events could reduce the demand for its products internationally or decrease the prices at which it can sell its products internationally, which could reduce its operating results. In addition, the inorganic chemicals segment and the ethylene, co-products and derivatives segment obtain a substantial portion of their principal raw materials from sources outside the U.S., which are subject to these same risks. Although Lyondell has compliance programs and processes intended to ensure compliance with applicable customs, currency exchange control regulations, transfer pricing regulations or any other laws or regulations to which it may be subject, Lyondell is subject to the risk that its compliance could be challenged. Furthermore, these laws may be modified, the result of which may be to prevent or limit foreign subsidiaries from transferring cash to Lyondell. For geographic data, see Note 20 to the Consolidated Financial Statements.

In addition, Lyondell generates revenue from export sales and operations conducted outside the U.S. that may be denominated in currencies other than the relevant functional currency. Exchange rates between these currencies and U.S. dollars in recent years have fluctuated significantly and may do so in the future. Future events, which may significantly increase or decrease the risk of future movement in foreign currencies in which it conducts its business, cannot be predicted. Lyondell also may hedge certain revenues and costs using derivative instruments to minimize the impact of changes in the exchange rates of those currencies compared to the respective functional currencies. It is possible that fluctuations in foreign exchange rates will result in reduced operating results.

As discussed earlier, LCR is party to a long-term crude supply agreement with PDVSA Oil, a wholly owned subsidiary of PDVSA. There are risks associated with enforcing the provisions of contracts with companies such as PDVSA Oil that are non-U.S. affiliates of a sovereign nation. Additionally, all of the crude oil supplied by PDVSA Oil under the Crude Supply Agreement is produced in Venezuela, which has experienced economic difficulties and attendant social and political changes and unrest in recent years. See “Items 1. and 2. Business and Properties—Refining Segment—Raw Materials,” “Item 3. Legal Proceedings—Litigation Matters” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Competitive Markets

Lyondell sells its products in highly competitive markets. Due to the commodity nature of certain of its products, competition in these markets is based primarily on price and to a lesser extent on product performance, product quality, product deliverability, reliability of supply and customer service. As a result, Lyondell generally is not able to protect its market position for these products by product differentiation and may not be able to pass on cost increases to its customers. Accordingly, increases in raw material and other costs may not necessarily correlate with changes in prices for these products, either in the direction of the price change or in magnitude. In addition, Lyondell’s ability to increase product sales prices, and the timing of those increases, are affected by the supply-demand balances for its products, as well as the capacity utilization rates for those products. Timing differences in pricing between rising raw material costs, which may change daily, and contract product prices, which in many cases are negotiated only monthly or less often, sometimes with an additional lag in effective dates for increases, have reduced and may continue to reduce profitability.

Environmental and Other Regulatory Matters

Lyondell and LCR cannot predict with certainty the extent of future liabilities and costs under environmental, health and safety laws and regulations and whether liabilities and costs will be material. In addition, Lyondell and LCR may face liability for alleged personal injury or property damage due to exposure to chemicals or other hazardous substances at their facilities or chemicals that they otherwise manufacture, handle or own. Although these types of claims have not historically had a material impact on their operations, a substantial increase in the success of these types of claims could result in the expenditure of a significant amount of cash by Lyondell or LCR to pay claims, and could reduce their operating results.

Lyondell and LCR (together with the industries in which they operate) are subject to extensive national, state and local environmental laws and regulations concerning, and are required to have permits and licenses regulating, emissions to the air, discharges onto land or waters and the generation, handling, storage, transportation, treatment and disposal of waste materials. Many of these laws and regulations provide for substantial fines and potential criminal sanctions for violations. Some of these laws and regulations are subject to varying and conflicting interpretations. In addition, some of these laws and regulations require Lyondell and LCR to meet specific financial responsibility requirements. The Company cannot accurately predict future developments, such as increasingly strict environmental laws, and inspection and enforcement policies, as well as higher compliance costs, which might affect the handling, manufacture, use, emission or disposal of products, other materials or hazardous and non-hazardous waste. Some risk of environmental costs and liabilities is inherent in Lyondell’s and LCR’s operations and products, as it is with other companies engaged in similar businesses, and there is no assurance that material costs and liabilities will not be incurred. In general, however, with respect to the costs and risks described above, Lyondell does not expect that it or LCR will be affected differently than the rest of the chemicals and refining industries where their facilities are located.

Environmental laws may have a significant effect on the nature and scope of cleanup of contamination at current and former operating facilities, the costs of transportation and storage of raw materials and finished products and the costs of the storage and disposal of wastewater. Also, U.S. “Superfund” statutes may impose joint and several liability for the costs of remedial investigations and actions on the entities that generated waste, arranged for disposal of the wastes, transported to or selected the disposal sites and the past and present owners and operators of such sites. All such responsible parties (or any one of them, including Lyondell and LCR) may be required to bear all of such costs regardless of fault, legality of the original disposal or ownership of the disposal site. In addition, similar environmental laws and regulations that have been or may be enacted in countries outside of the U.S. may impose similar liabilities and costs upon the Company. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters.”

The Company and LCR have on-site solid-waste management units at several facilities. It is anticipated that corrective measures will be necessary to comply with federal and state requirements with respect to these facilities. The Company and LCR also have liabilities under the Resource Conservation and Recovery Act and various state and non-U.S. government regulations related to several current and former plant sites. The Company and LCR also are responsible for a portion of the remediation of certain off-site waste disposal facilities. The Company and LCR are contributing funds to the cleanup of several waste sites throughout the U.S. under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and the Superfund Amendments and Reauthorization Act of 1986. The Company and LCR also have been named as potentially responsible parties at several other sites. The Company’s policy is to accrue remediation expenses when it is probable that such efforts will be required and the related expenses can be reasonably estimated. Estimated costs for future environmental compliance and remediation are necessarily imprecise due to such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites and the allocation of costs among the potentially responsible parties under applicable statutes. The Company, to the extent appropriate, has accrued amounts (without regard to potential insurance recoveries or other third party reimbursements) believed to be sufficient to cover current estimates of the cost for remedial measures based upon its interpretation of current environmental standards. In the opinion of management, there is no material estimable range of reasonably possible loss in excess of the amount recorded. Based on the establishment of such accruals, and the status of discussions with regulatory agencies, the Company does not anticipate any material adverse effect upon its financial position or liquidity or competitive position as a result of compliance with the laws and regulations described in this or the preceding paragraphs. See also “Item 3. Legal Proceedings—Environmental Proceedings” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters.”

In some cases, compliance with environmental, health and safety laws and regulations can only be achieved by capital expenditures. In the years ended December 31, 2004, 2003 and 2002, the Company, including Equistar and Millennium for December 2004, spent approximately $30 million, $11 million and $11 million, respectively, for environmentally related capital expenditures at existing facilities. Capital expenditures by LCR (on a 100% basis) for regulatory compliance were $31 million, $16 million and $31 million in the same periods. The increased capital expenditures resulted from new emission reduction rules, as discussed below.

Prior to Lyondell’s November 30, 2004 acquisition of Millennium, Equistar and Millennium were not consolidated subsidiaries of Lyondell. On a separate company basis, in the years ended December 31, 2004, 2003 and 2002, Equistar spent approximately $44 million, $38 million and $14 million, respectively, and Millennium spent approximately $8 million, $9 million and $17 million, respectively, for environmentally related capital expenditures at existing facilities.

The Company currently estimates that environmentally related capital expenditures at its facilities (including Equistar and Millennium facilities) will be approximately $120 million for 2005 and $108 million for 2006. These amounts include estimated expenditures related to emission control standards for nitrogen oxides (“NOx”) and highly reactive, volatile organic compounds (“HRVOCs”), and a wastewater management project. Environmentally related capital expenditures at LCR’s facilities (on a 100% basis) are estimated to be approximately $96 million in 2005 and $129 million in 2006. The expected increase in environmental spending at LCR’s facilities reflects spending for low sulfur fuels regulations, as well as emission reductions.

Kalamazoo River Superfund Site—Lyondell acquired Millennium on November 30, 2004. A Millennium subsidiary, which is now a subsidiary of Lyondell, has been identified as a Potential Responsible Party (“PRP”) with respect to the Kalamazoo River Superfund Site. The site involves cleanup of river sediments and floodplain soils contaminated with polychlorinated biphenyls (“PCBs”), cleanup of former paper mill operations, and cleanup and closure of landfills associated with the former paper mill operations. Litigation concerning the matter commenced in December 1987 but was subsequently stayed and is being addressed under CERCLA. In 2000, the Kalamazoo River Study Group (the “KRSG”), of which the Millennium subsidiary and other PRPs are members, submitted to the State of Michigan a Draft Remedial Investigation and Draft Feasibility Study, which evaluated a number of remedial options for the river. The estimated costs for these remedial options ranged from $0 to $2.5 billion.

At the end of 2001, the U.S. Environmental Protection Agency (“EPA”) took lead responsibility for the river portion of the site at the request of the State of Michigan. In 2004, the EPA initiated a confidential process to facilitate discussions among the agency, the Millennium subsidiary, other PRPs, the Michigan Departments of Environmental Quality and Natural Resources, and certain federal natural resource trustees about the need for additional investigation activities and different possible approaches for addressing the contamination in and along the Kalamazoo River.

As of December 31, 2004, the probable liability associated with the river cannot be determined with certainty. A liability of $40 million has been recognized, representing Millennium’s interim allocation of 55% of the $73 million estimated cost of bank stabilization, recommended as the preferred remedy in 2000 by the KRSG. Although the KRSG study identified a broad range of remedial options, not all of those options would represent reasonably possible outcomes. Management does not believe that it can identify a single remedy among those options that would represent the highest-cost reasonably possible outcome.

In addition, Lyondell has recognized a liability of $38 million primarily related to Millennium’s estimated share of remediation costs for two former paper mill sites and associated landfills, which are also part of the Kalamazoo River Superfund Site. Although no final agreement has been reached as to the ultimate remedy for these locations, Millennium has begun remediation activity related to these sites.

Millennium’s ultimate liability for the Kalamazoo River Superfund Site will depend on many factors that have not yet been determined, including the ultimate remedy selected, the determination of natural resource damages, the number and financial viability of the other PRPs, and the determination of the final allocation among the PRPs. See “Item 3. Legal Proceedings—Environmental Proceedings.”

Ozone Standard—The eight-county Houston/Galveston region has been designated a severe non-attainment area for ozone by the EPA under a “one-hour” ozone standard. Emission reduction controls for NOx, which contribute to ozone formation, must be installed at LCR’s refinery and each of Lyondell’s ten facilities in the Houston/Galveston region prior to a November 2007 compliance deadline for the one-hour ozone standard. In addition, in December 2004, the regulatory agency for the state of Texas, the Texas Commission on Environmental Quality, or “TCEQ,” finalized controls over HRVOCs. Lyondell and LCR are still assessing the impact of the HRVOC rules. In April 2004, the EPA designated the eight-county Houston/Galveston region a moderate non-attainment area under an “eight-hour” ozone standard. As a result, the TCEQ must submit a plan to the EPA in 2007 to demonstrate compliance with the eight-hour ozone standard in 2010. Although the one-hour ozone standard expires in 2005, the controls under that standard will not be relaxed under the EPA’s new eight-hour transition rules. As a result, Lyondell and LCR still will be required to meet the new emission standards for NOx and HRVOCs. The timing and amount of the estimated expenditures are subject to these regulatory and other uncertainties, as well as to obtaining the necessary permits and approvals. The ultimate cost of implementing any plan developed to comply with the final ozone standards cannot be estimated at this time. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Environmental Matters.”

MTBE—In the United States, the Clean Air Act Amendments of 1990 set minimum levels for oxygenates, such as MTBE, in gasoline sold in areas not meeting specified air quality standards. However, the presence of MTBE in some water supplies in California and other states due to gasoline leaking from underground storage tanks and in surface water from recreational water craft has led to public concern about the use of MTBE. Certain U.S. states have banned the use of MTBE, while other U.S. federal and state governmental initiatives have sought either to rescind the oxygen requirement for reformulated gasoline or to restrict or also ban the use of MTBE. See “Item 7. Management’s Discussion and Analysis of Financial Condition and the Results of Operations—Environmental Matters” for further discussion regarding these U.S. federal and state initiatives and their potential impact on Lyondell, including potential capital expenditures required for Lyondell to produce alternative gasoline blending components.

Gasoline and Diesel Fuel Standards—The Clean Air Act specified certain emissions standards for vehicles and, in 1998, the EPA concluded that additional controls on gasoline and diesel fuel were necessary. New standards for gasoline were finalized in 1999 and required refiners to produce a lower sulfur gasoline by 2004, with final compliance by 2006. A new “on-road” diesel standard was adopted in January 2001 and will require refiners of on-road diesel fuel to produce 80% as ultra low sulfur diesel (“ULSD”) by June 2006, and 100% by the end of 2009, with less stringent standards for “off road” diesel fuel. To date, the off-road diesel fuel standards have not been finalized. These gasoline and diesel fuel standards will result in increased capital investment for LCR. In addition, these standards could result in higher operating costs for LCR. Lyondell’s business may also be impacted if these standards increase the cost for processing fuel components. See “Item 7. Management’s Discussion and Analysis of Financial Condition and the Results of Operations – Environmental Matters” for a summary of the estimated capital expenditures required for LCR to comply with these standards.

Other Regulatory Requirements—In addition to the environmental matters described above, Lyondell and LCR are subject to other material regulatory requirements, including those relating to the shipment or exportation of products. Although Lyondell and LCR have compliance programs and other processes intended to ensure compliance with all such regulations, Lyondell and LCR are subject to the risk that their compliance with such regulations could be challenged. Non-compliance with certain of these regulations could result in the incurrence of additional costs, penalties or assessments that could be significant.

Lead Paint—Together with alleged past manufacturers of lead-based paint and lead pigments for use in paint, Lyondell’s Millennium subsidiary has been named as a defendant in various legal proceedings alleging that Millennium and other manufacturers are responsible for personal injury, property damage, and remediation costs allegedly associated with the use of these products. The plaintiffs in these legal proceedings include municipalities, counties, school districts, individuals and the State of Rhode Island, and seek recovery under a variety of theories, including negligence, failure to warn, breach of warranty, conspiracy, market share liability, fraud, misrepresentation and nuisance. The majority of these legal proceedings assert unspecified monetary damages in excess of the statutory minimum and, in certain cases, contain general language requesting equitable relief from defendants such as abatement of lead-based paint in buildings. All these legal proceedings are in various pre-trial, post-trial and post-dismissal settings, some of which are on appeal. One legal proceeding relating to lead pigment or paint was tried in 2002. On October 29, 2002, the judge in that case declared a mistrial after the jury declared itself deadlocked. The sole issue before the jury was whether lead pigment in paint in and on Rhode Island buildings constituted a “public nuisance.” This case is tentatively set to be retried on September 7, 2005. An order is anticipated from the court specifying the additional issues to be considered by the jury in the retrial beyond the public nuisance questions considered by the jury in the first trial. While Lyondell believes that Millennium has valid defenses to all the lead-based paint and lead pigment proceedings and is vigorously defending them, litigation is inherently subject to many uncertainties. Additional lead-based paint and lead pigment litigation may be filed against Millennium in the future asserting similar or different legal theories and seeking similar or different types of damages and relief, and any adverse court rulings or determinations of liability, among other factors, could affect this litigation by encouraging an increase in the number of future claims and proceedings. In addition, from time to time, legislation and administrative regulations have been enacted or proposed to impose obligations on present and former manufacturers of lead-based paint and lead pigment respecting asserted health concerns associated with such products or to overturn successful court decisions. Lyondell is unable to predict the outcome of lead-based paint and lead pigment litigation, the number or nature of possible future claims and proceedings, and the effect that any legislation and/or administrative regulations may have on Millennium and, therefore, Lyondell. In addition, Lyondell cannot reasonably estimate the scope or amount of the costs and potential liabilities related to such litigation, or any such legislation and regulations. Thus, any liability Millennium incurs with respect to pending or future lead-based paint or lead pigment litigation, or any legislation or regulations could, to the extent not covered by insurance, have a material impact on Millennium’s and, therefore, Lyondell’s financial position, results of operations or cash flows. In addition, Lyondell has not accrued any liabilities for judgments or settlements against Millennium resulting from lead-based paint and lead pigment litigation. See “Item 3. Legal Proceedings.”

Operating Hazards

The occurrence of material operating problems at facilities owned by Lyondell and LCR, including, but not limited to, the events described below, may materially reduce the productivity and profitability of a particular manufacturing facility, or the Company as a whole, during and after the period of such operational difficulties. The Company’s operating results are dependent on the continued operation of its and LCR’s various production facilities and the ability to complete construction projects on schedule.

Although the Company and LCR take precautions to enhance the safety of their operations and minimize the risk of disruptions, their operations, along with the operations of other members of the chemical and refining industries, are subject to hazards inherent in chemical manufacturing and refining and the related storage and transportation of raw materials, products and wastes. These hazards include: pipeline leaks and ruptures; explosions; fires; severe weather and natural disasters; mechanical failure; unscheduled downtimes; supplier disruptions; labor difficulties; transportation interruptions; remediation complications; chemical spills; discharges or releases of toxic or hazardous substances or gases; storage tank leaks; other environmental risks; and potential terrorist acts. Some of these hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties.

Furthermore, the Company and LCR will also continue to be subject to present and future claims with respect to workplace exposure, workers’ compensation and other matters. The Company and LCR maintain property, business interruption and casualty insurance that they believe are in accordance with customary industry practices, but they are not fully insured against all potential hazards incident to their businesses, including losses resulting from war risks or terrorist acts. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially and, in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. If the Company or LCR were to incur a significant liability for which they were not fully insured, that company might not be able to finance the amount of the uninsured liability on terms acceptable to it or at all, and might be obligated to divert a significant portion of its cash flow from normal business operations.

Joint Venture Risks

A portion of the Company’s operations is conducted through joint ventures. The Company shares control of these joint ventures with third parties.

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

Lyondell or any of the other owners of the joint ventures may transfer control of their joint venture interests or engage in mergers or other business combination transactions that could result in a change in control of Lyondell or the joint venture or the other owner. In many instances, such a transfer would be subject to an obligation to first offer the other owner an opportunity to purchase the interest. Lyondell and the other joint venture owners have discussed, and from time to time may continue to discuss, in connection with their ordinary course dialog regarding the joint ventures or otherwise, transactions that could result in a transfer or modification, directly or indirectly, of their ownership in a joint venture. Lyondell cannot be certain that any of the joint venture owners will not sell, transfer or otherwise modify their ownership interest in a joint venture, whether in a transaction involving third parties and/or the other owner. LCR’s credit facility provides that an event of default occurs if Lyondell and CITGO cease to individually or collectively hold at least a 35% interest in LCR. In addition, LCR’s credit facility provides that an event of default occurs if (1) Lyondell transfers its interest as a member of LCR to a person other than an affiliate or (2) neither CITGO nor any of its affiliates is a member of LCR.

Limitations on Transfers of Cash between Lyondell, Millennium, Equistar and LCR

Although Equistar and Millennium are wholly owned subsidiaries of Lyondell, debt covenants limit the ability to transfer cash among Lyondell, Equistar and Millennium. Debt covenants also limit transfers of cash between Lyondell and LCR.

One of Millennium’s indentures currently prevents it from paying dividends to LCC. This prohibition will continue unless and until Millennium’s cumulative earnings and its fixed charge coverage ratio reach specified levels. Accordingly, cash flow of Millennium currently is not, and in the future may not be, available to LCC to fund LCC’s needs, such as servicing LCC’s debt, paying its capital expenditures or paying dividends to its shareholders.

LCC’s indentures contain a covenant that currently prohibits it from making cash investments in subsidiaries and joint ventures which are not restricted subsidiaries as defined in the indentures, subject to only limited exceptions. Neither Millennium nor Equistar currently is a restricted subsidiary. Lyondell’s flexibility to make investments in LCR, and Millennium’s flexibility to make investments in Equistar, also continue to be limited by other tests. Future borrowings also may contain restrictions on making cash investments in subsidiaries and joint ventures.

Some of Equistar’s indentures require additional interest payments to the noteholders if Equistar makes distributions to Lyondell and Millennium when Equistar does not meet a specified fixed charge coverage ratio. Equistar met this ratio as of December 31, 2004. In addition, Equistar’s credit facility and LCR’s credit facility prohibit the payment of distributions during any default under their respective facilities. These provisions may deter or limit the movement of cash from Equistar to Lyondell and Millennium and from LCR to Lyondell.

Future borrowings by Lyondell’s subsidiaries and joint ventures also may contain restrictions on the payment of distributions by such subsidiaries and joint ventures to Lyondell. Applicable state law may also limit the amounts they are permitted to pay as distributions on their equity interests. The ability of Lyondell’s subsidiaries and joint ventures to distribute cash to Lyondell also is dependent upon their economic performance, which is dependent on a variety of factors, including factors described elsewhere in this “Risks and Other Factors that May Affect Lyondell, Its Subsidiaries and Its Joint Ventures” section.

Potential Acquisitions, Divestitures and Joint Ventures

Lyondell continuously seeks opportunities to generate value through business combinations, purchases and sales of assets and contractual arrangements or joint ventures. These transactions are intended to result in the realization of synergies, the creation of efficiencies or the generation of cash to reduce debt. These transactions may be financed by the issuance of equity securities or, to the extent permitted by applicable debt covenants, additional borrowings by Lyondell, its subsidiaries or joint ventures. Although these transactions are expected to yield longer-term benefits if the expected efficiencies and synergies of the transactions are realized, they could reduce Lyondell’s operating results in the short term because of the costs associated with such transactions. Other transactions may advance future cash flows from some of Lyondell’s businesses, thereby yielding increased short-term liquidity, but consequently resulting in lower cash flows from these operations over the longer term.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this report are “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements can be identified by words such as “estimate,” “believe,” “expect,” “anticipate,” “plan,” “budget” or other words that convey the uncertainty of future events or outcomes. Many of these forward-looking statements have been based on expectations and assumptions about future events that may prove to be inaccurate. While management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond Lyondell’s control. Lyondell’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to:

•	the availability, cost and price volatility of raw materials and utilities,

•	uncertainties associated with the U.S. and worldwide economies, including those due to political tensions in the Middle East and elsewhere,

•	current and potential governmental regulatory actions in the U.S. and in other countries,

•	terrorist acts and international political unrest,

•	operating interruptions (including leaks, explosions, fires, weather-related incidents, mechanical failure, unscheduled downtime, supplier disruptions, labor difficulties, transportation interruptions, spills and releases and other environmental risks),

•	legal, tax and environmental proceedings,

•	the cyclical nature of the chemical and refining industries,

•	competitive products and pricing pressures,

•	the supply/demand balances for Lyondell’s, its subsidiaries’ and its joint ventures’ products, and the related effects of industry production capacities and operating rates,

•	risks of doing business outside the U.S., including foreign currency fluctuations,

•	access to capital markets,

•	technological developments, and

•	Lyondell’s ability to implement its business strategies.

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

All forward-looking statements in this Form 10-K are qualified in their entirety by the cautionary statements contained in this section and elsewhere in this report. See “Items 1 and 2. Business and Properties,” “Risks and Other Factors That May Affect Lyondell, Its Subsidiaries and Its Joint Ventures,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A. Disclosure of Market and Regulatory Risk” for additional information about factors that may affect the businesses and operating results of Lyondell, its subsidiaries and its joint ventures. These factors are not necessarily all of the important factors that could affect Lyondell, its subsidiaries and its joint ventures. Use caution and common sense when considering these forward-looking statements. Lyondell does not intend to update these statements unless securities laws require it to do so.

In addition, this report contains summaries of contracts and other documents. These summaries may not contain all of the information that is important to an investor, and reference is made to the actual contract or document for a more complete understanding of the contract or document involved.

INDUSTRY AND OTHER INFORMATION

The data included or incorporated by reference in this report regarding the chemical industry, product capacity and ranking, including Lyondell’s capacity positions and the capacity positions of its competitors for certain products, is based on independent industry publications, reports from government agencies or other published industry sources and Lyondell’s estimates. These estimates are based on information obtained from customers, distributors, suppliers, trade and business organizations and other contacts in the markets in which Lyondell operates and managements’ knowledge and experience. These estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under the heading “Risks and Other Factors That May Affect Lyondell, Its Subsidiaries and Its Joint Ventures” and “Forward-Looking Statements.”

NON-GAAP FINANCIAL MEASURES

The body of generally accepted accounting principles is commonly referred to as “GAAP.” For this purpose, a non-GAAP financial measure is generally defined by the Securities and Exchange Commission as one that purports to measure historical or future financial performance, financial position or cash flows but excludes or includes amounts that would not be so adjusted in the most comparable U.S. GAAP measure. From time to time Lyondell discloses so-called non-GAAP financial measures, primarily EBITDA, or earnings before interest, taxes and depreciation and amortization of long-lived assets, as well as proportionate share data for Lyondell and its joint ventures. The non-GAAP financial measures described herein or in other documents issued by Lyondell are not a substitute for the GAAP measures of earnings, for which management has responsibility.

Lyondell sometimes uses EBITDA in its communications with investors, financial analysts and the public. This is because EBITDA is perceived as a useful and comparable measure of operating performance and liquidity. For example, interest expense is dependent on the capital structure and credit rating of a company. However, debt levels, credit ratings and, therefore, the impact of interest expense on earnings vary in significance between companies. Similarly, the tax positions of individual companies can vary because of their differing abilities to take advantage of tax benefits, with the result that their effective tax rates and tax expense can vary considerably. Finally, companies differ in the age and method of acquisition of productive assets, and thus the relative costs of those assets, as well as in the depreciation (straight-line, accelerated, units of production) method, which can result in considerable variability in depreciation and amortization expense between companies. Thus, for comparison purposes, management believes that EBITDA can be useful as an objective and comparable measure of operating profitability and the contribution of operations to liquidity because it excludes these elements of earnings that do not provide information about the current operations of existing assets. Accordingly, management believes that disclosure of EBITDA can provide useful information to investors, financial analysts and the public in their evaluation of companies’ operating performance and the contribution of operations to liquidity.

Lyondell also periodically reports adjusted net income (loss) or adjusted EBITDA, excluding specified items that are unusual in nature or are not comparable from period to period and that are included in GAAP measures of earnings. Management believes that excluding these items generally helps investors compare operating performance between two periods. Such adjusted data is always reported with an explanation of the items that are excluded.

Lyondell also reports certain proportionate share data for Lyondell and its joint ventures that are not consolidated, but are accounted for by the equity method of accounting. Accordingly, in Lyondell’s financial statements investors only see a single line item—investments—for the unconsolidated joint ventures in the balance sheet and one line item—equity income from joint venture investments—in the income statement. Therefore, investors may not get a complete appreciation of the magnitude of certain operating and financial measures for Lyondell and its unconsolidated joint ventures and the scope of their business activities.

Management believes that reporting certain proportionate share data may give investors a more complete picture of the size and scope of the operating activities of Lyondell and its joint ventures.

Item 3. Legal Proceedings

Litigation Matters

The Company, its subsidiaries and its joint ventures are, from time to time, defendants in lawsuits, some of which are not covered by insurance. Many of these suits make no specific claim for relief. Although final determination of legal liability and the resulting financial impact with respect to any such litigation cannot be ascertained with any degree of certainty, the Company does not believe that any ultimate uninsured liability resulting from the legal proceedings in which it, its subsidiaries or its joint ventures currently are involved (directly or indirectly) will individually, or in the aggregate, have a material adverse effect on the business or financial condition of the Company. However, the adverse resolution in any reporting period of one or more of these suits could have a material impact on Lyondell’s results of operations for that period, which may be mitigated by contribution or indemnification obligations of co-defendants or others, or by any insurance coverage that may be available.

Although Lyondell, its subsidiaries and its joint ventures are involved in numerous and varied legal proceedings, a significant portion of their outstanding litigation arose in five contexts: (1) claims for personal injury or death allegedly arising out of exposure to the products produced by or located on the premises of the respective entities; (2) claims for personal injury or death, and/or property damage allegedly arising out of the generation and disposal of chemical wastes at Superfund and other waste disposal sites; (3) claims for personal injury, property damage and/or air, noise and water pollution allegedly arising out of operations; (4) employment and benefits related claims; and (5) commercial disputes.

Millennium—Lyondell’s Millennium subsidiary has received requests from the staff of the Northeast Regional Office of the Securities and Exchange Commission for the voluntary production of documents in connection with an informal inquiry into the previously disclosed restatement of Millennium’s financial statements for the years 1998 through 2002 and for the first quarter of 2003. Millennium is complying with all such requests received.

Together with alleged past manufacturers of lead-based paint and lead pigments for use in paint, Millennium has been named as a defendant in various legal proceedings alleging that Millennium and other manufacturers are responsible for personal injury, property damage, and remediation costs allegedly associated with the use of these products. The plaintiffs in these legal proceedings include municipalities, counties, school districts, individuals and the State of Rhode Island, and seek recovery under a variety of theories, including negligence, failure to warn, breach of warranty, conspiracy, market share liability, fraud, misrepresentation and nuisance. The majority of these legal proceedings assert unspecified monetary damages in excess of the statutory minimum and, in certain cases, contain general language requesting equitable relief from defendants such as abatement of lead-based paint in buildings. Legal proceedings relating to lead pigment or paint are in various procedural stages of pre-trial, post-trial and post-dismissal settings. These legal proceedings are described below in groups pursuant to their particular procedural posture.

Pending legal proceedings relating to lead pigment or paint in various pre-trial stages are as follows: The City of New York et al. v. Lead Industries Association, Inc., et al., commenced in the Supreme Court of the State of New York on June 8, 1989; Jackson, et al. v. The Glidden Co., et al., commenced in the Court of Common Pleas, Cuyahoga County, Ohio, on August 12, 1992; City of St. Louis v. Lead Industries Association, Inc., et al., commenced in the St. Louis, Missouri, Circuit Court on January 25, 2000; Mark Ludwigsen Walters v. NL Industries, Inc., et al., commenced on July 18, 2002, in the Supreme Court, County of Kings, New York; William Russell, et al. v. NL Industries, et al., commenced in the Circuit Court of LeFlore County, Mississippi on December 30, 2002; Will T. Turner v. Sherwin-Williams Company, et al., commenced in the Circuit Court of

Jefferson County, Mississippi on December 30, 2002; John Henry Sweeney v. The Sherwin Williams Co., et al., commenced in the Circuit Court of Hinds County, Mississippi on December 30, 2002; and Herman Frederick Jackson, Billye Raye Ishee, Gaiey Ducksworth, Jr. and Roy Lee Merrick v. Phillips Building Supply of Laurel, et al., commenced in the Circuit Court of Jones County, Mississippi on January 14, 2002.

Kayla Sabater et al., individually and on behalf of all those similarly situated in the State of New York v. Lead Industries Association, Inc., et al., commenced in the Supreme Court of New York, Bronx County, on November 25, 1998, and was dismissed without prejudice in June 2004. On October 29, 2002, after a trial in which the jury deadlocked, the court in the State of Rhode Island v. Lead Industries Association, Inc., et al. (which commenced in the Superior Court of Providence, Rhode Island, on October 13, 1999) declared a mistrial. The sole issue before the jury was whether lead pigment in paint in and on public and private Rhode Island buildings constituted a “public nuisance.” This case is tentatively set to be retried on September 7, 2005. An order is anticipated from the court specifying the additional issues to be considered by the jury in the retrial beyond the public nuisance questions considered by the jury in the first trial.

Legal proceedings relating to lead pigment or paint dismissed after motions to dismiss or for summary judgment were granted by the court in favor of the defendants, but pending appeal are as follows: Steven Thomas, et al. v. Lead Industries Association, Inc., et al., commenced in the Milwaukee County, Wisconsin, Circuit Court on September 10, 1999; Reginald Smith, et al. v. Lead Industries Association, Inc., et al. commenced in the Baltimore City, Maryland, Circuit Court on September 29, 1999; and In Re Lead Paint Litigation, consolidated on February 11, 2002, in the Superior Court of New Jersey, Law Division: Middlesex County, Case Code 702. In addition, on February 7, 2005, the Circuit Court, Cook County, Illinois granted the defendants’ motion for summary judgment in Mary Lewis, Tashswan Banks and Jacqueline Nye v. Lead Industries Association, Inc., et al., which case was filed on March 14, 2002. On March 11, 2005, the plaintiffs filed a motion for reconsideration of the order granting summary judgment to the defendants and, on March 15, 2005, the plaintiffs served a motion for leave to file a third amended complaint. There are two cases in which the court entered summary judgment on behalf of all defendants, and notices of appeal have been filed: The County of Santa Clara, a political subdivision of the State of California, individually and on behalf of all those similarly situated v. Atlantic Richfield et al., commenced in the Santa Clara County, California, Superior Court on March 23, 2000; and City of Chicago v. American Cyanamid Company, et al., commenced on September 5, 2002, in the Circuit Court, Cook County, Illinois.

Legal proceedings relating to lead pigment or paint that are pending but have been abated under the laws of the State of Texas pending resolution of the appeal of a decision granting summary judgment in favor of one lead pigment defendant in Spring Branch Independent School District v. Lead Industries Association, and for which no defense costs will be incurred during the abatement period, are as follows: Houston Independent School District v. Lead Industries Association, et al., commenced in the District Court of Harris County, Texas, on June 30, 2000; Harris County v. Lead Industries Association, et al., commenced in the District Court of Harris County, Texas, on April 23, 2001; Liberty Independent School District v. Lead Industries Association, et al., commenced in the District Court of Liberty County, Texas, on January 22, 2002; and Brownsville Independent School District v. Lead Industries Association, Inc., et al., filed on May 28, 2002, in the District Court, Cameron County, Texas.

Legal proceedings relating to lead pigment or paint that have been filed with a court, are pending, but have yet to be formally served on Millennium, any of its subsidiaries, or alleged predecessor companies, are as follows: Hall, et al. v. Lead Industries Association, et al., commenced in the Baltimore City, Maryland, Circuit Court on June 19, 2000; Hart, et al. v. Lead Industries Association, et al., commenced in the Baltimore City, Maryland, Circuit Court on June 26, 2000; Johnson, et al. v. Clinton, et al., commenced in the Baltimore City, Maryland, Circuit Court on October 10, 2000; Randle, et al. v. Lead Industries Association, et al., commenced in the Baltimore City, Maryland, Circuit Court on August 10, 2000; Williams, et al. v. Lead Industries Association, et al., commenced in the Baltimore City, Maryland, Circuit Court on July 7, 2000; Myreona Stewart, et al. v. NL Industries, et al., commenced in the Circuit Court of LeFlore County, Mississippi on December 31, 2002; and Moran v. Atlantic Richfield Co., et al., commenced in the San Francisco County, California, Superior Court on December 9, 2004.

Millennium’s defense costs to date for lead-based paint and lead pigment litigation largely have been covered by insurance. Millennium has not accrued any liabilities for any lead-based paint and lead pigment litigation. Millennium has insurance policies that potentially provide approximately $1 billion in indemnity coverage for lead-based paint and lead pigment litigation. Millennium’s ability to collect under the indemnity coverage would depend upon the timing of any request for indemnity and the solvency of the various insurance carriers that are part of the coverage block at the time of such a request. As a result of insurance coverage litigation initiated by Millennium, an Ohio trial court issued a decision in 2002 effectively requiring certain insurance carriers to resume paying defense costs in the lead-based paint and lead pigment cases. Indemnity coverage was not at issue in the Ohio court’s decision. The insurance carriers may appeal the Ohio decision regarding defense costs, and they have in the past and may in the future attempt to deny indemnity coverage if there is ever a settlement or an adverse judgment in any lead-based paint or lead pigment case.

In 1986, a predecessor of a company that is now a subsidiary of Millennium sold its recently acquired Glidden Paints business. As part of that sale, the seller agreed to indemnify the purchaser against certain claims made during the first eight years after the sale; the purchaser agreed to indemnify the seller against such claims made after the eight-year period. With the exception of the two cases discussed below, all pending lead-based paint and lead pigment litigation involving Millennium and its subsidiaries, including the Rhode Island case, was filed after the eight-year period. Accordingly, Millennium believes that it is entitled to full indemnification from the purchaser against lead-based paint and lead pigment cases filed after the eight-year period. The purchaser disputes that it has such an indemnification obligation, and claims that the seller must indemnify it. Since Millennium’s defense costs to date largely have been covered by insurance and there never has been a settlement paid by, nor any judgment rendered against, Millennium (or any other company sued in any lead-based paint or lead pigment litigation), the parties’ indemnification claims have not been ruled on by a court.

A current subsidiary and an alleged predecessor company are parties to the only two remaining cases originally filed within the eight-year period following the 1986 sale of the Glidden Paints business referred to above. In the first of these cases, The City of New York et al. v. Lead Industries Association, Inc., et al., commenced in the Supreme Court of the State of New York on June 8, 1989, the New York City Housing Authority brought an action relating to tens of thousands of public housing units. All claims in that case have been dropped except for those relating to two housing projects. The other remaining case, Jackson, et al. v. The Glidden Co., et al., commenced in the Court of Common Pleas, Cuyahoga County, Ohio, on August 12, 1992, includes two minors as plaintiffs. Dispositive motions were filed in that case in late 2002 and have yet to be ruled on by the court.

Millennium believes that it has valid defenses to all pending lead-based paint and lead pigment proceedings and is vigorously defending them. However, litigation is inherently subject to many uncertainties. Additional lead-based paint and lead pigment litigation may be filed against Millennium or its subsidiaries in the future asserting similar or different legal theories and seeking similar or different types of damages and relief, and any adverse court rulings or determinations of liability, among other factors, could affect the litigation by encouraging an increase in the number of future claims and proceedings. In addition, from time to time, legislation and administrative regulations have been enacted or proposed to impose obligations on present and former manufacturers of lead-based paint and lead pigment respecting asserted health concerns associated with such products or to overturn successful court decisions. Millennium is unable to predict the outcome of lead-based paint and lead pigment litigation, the number or nature of possible future claims and proceedings, or the effect that any legislation and/or administrative regulations may have on Millennium or its subsidiaries. In addition, management cannot reasonably estimate the scope or amount of the costs and potential liabilities related to such litigation, or any such legislation and regulations. Accordingly, Millennium has not accrued any amounts for such litigation.

LCR—On February 1, 2002, LCR filed a lawsuit against PDVSA and PDVSA Oil in the United States District Court, Southern District of New York in connection with various force majeure declarations since April 1998. In the lawsuit, LCR alleges that the force majeure declarations by PDVSA and PDVSA Oil are invalid and that PDVSA and PDVSA Oil have breached the contracts related to the delivery of crude oil by PDVSA and PDVSA Oil to LCR. LCR is seeking monetary damages of at least $90 million resulting from PDVSA Oil’s failure to pay LCR the amounts required by contract relating to past crude oil deliveries of less than the contractual amount. LCR also is seeking declaratory relief relating to the force majeure declarations, and is seeking a declaratory interpretation of the disputed contract provisions in order to clarify the rights and obligations of the parties for the remaining duration of the contracts, which expire in December 2017. On May 31, 2002, the defendants filed a motion to dismiss LCR’s complaint on the ground that the “act of state” doctrine prevented the court from deciding LCR’s breach of contract claims. On August 6, 2003, the court denied the defendants’ motion to dismiss LCR’s claims based on the “act of state” doctrine. Both parties filed motions for summary judgment during November 2004.

Environmental Proceedings

From time to time the Company, its subsidiaries and its joint ventures receive notices from federal, state or local governmental entities of alleged violations of environmental laws and regulations pertaining to, among other things, the disposal, emission and storage of chemical and petroleum substances, including hazardous wastes. Such alleged violations may become the subject of enforcement actions or other legal proceedings and may (individually or in the aggregate) involve monetary sanctions of $100,000 or more (exclusive of interest and costs). For additional information regarding environmental matters, see “Items 1. and 2. Business and Properties—Risks and Other Factors that May Affect Lyondell, Its Subsidiaries and Its Joint Ventures—Environmental and Other Regulatory Matters” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters.”

As of December 31, 2004, the environmental liability for Lyondell and its subsidiaries (including Equistar and Millennium) for future remediation costs at all current and former plant sites and Superfund sites totaled $147 million. The liabilities for individual sites range from $1 million to $78 million and are expected to be incurred over a number of years, and not be concentrated in any single year. In the opinion of management, there is no material estimable range of reasonably possible loss in excess of the liabilities recorded for environmental remediation. However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in investigations by regulatory agencies, could require the Company to reassess its potential exposure related to environmental matters. See “Items 1. and 2. Business and Properties—Risks and Other Factors that May Affect Lyondell, Its Subsidiaries and Its Joint Ventures—Environmental and Other Regulatory Matters” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters.”

Equistar—In April 1997, the Illinois Attorney General’s Office filed a complaint in Grundy County, Illinois Circuit Court seeking monetary sanctions for releases into the environment at Millennium’s Morris, Illinois plant in alleged violation of state regulations. The Morris, Illinois plant was contributed to Equistar on December 1, 1997 in connection with the formation of Equistar. Equistar has reached a settlement with the State of Illinois, which includes a civil penalty in the amount of $175,000.

In May 2003, the TCEQ notified Equistar that it is seeking a civil penalty of $167,000 in connection with alleged exceedances of permitted emissions at certain cooling towers at Equistar’s Channelview plant. Equistar does not believe that the ultimate resolution of this matter will have a material adverse effect on the business or financial condition of Equistar.

Millennium—Lyondell acquired Millennium on November 30, 2004. A Millennium subsidiary, which is now a subsidiary of Lyondell, has been identified as a PRP with respect to the Kalamazoo River Superfund Site. The site involves cleanup of river sediments and floodplain soils contaminated with PCBs, cleanup of former paper mill operations, and cleanup and closure of landfills associated with the former paper mill operations. Litigation concerning the matter commenced in December 1987 but was subsequently stayed and is being addressed under CERCLA. In 2000, the KRSG, of which the Millennium subsidiary and other PRPs are members, submitted to the State of Michigan a Draft Remedial Investigation and Draft Feasibility Study, which evaluated a number of remedial options for the river. The estimated costs for these remedial options ranged from $0 to $2.5 billion.

As of December 31, 2004, the probable liability associated with the river cannot be determined with certainty. A liability of $40 million has been recognized, representing Millennium’s interim allocation of 55% of the $73 million estimated cost of bank stabilization, recommended as the preferred remedy in 2000 by the KRSG. Although the KRSG study identified a broad range of remedial options, not all of those options would represent reasonably possible outcomes. Management does not believe that it can identify a single remedy among those options that would represent the highest-cost reasonably possible outcome.

In addition, Lyondell has recognized a liability of $38 million primarily related to Millennium’s estimated share of remediation costs for two former paper mill sites and associated landfills, which are also part of the Kalamazoo River Superfund Site. Although no final agreement has been reached as to the ultimate remedy for these locations, Millennium has begun remediation activity related to these sites.

Millennium’s ultimate liability for the Kalamazoo River Superfund Site will depend on many factors that have not yet been determined, including the ultimate remedy selected, the determination of natural resource damages, the number and financial viability of the other PRPs, and the determination of the final allocation among the PRPs. For additional information regarding the Kalamazoo River Superfund Site, see “Risks and Other Factors That May Affect Lyondell, Its Subsidiaries and Its Joint Ventures—Environmental and Other Regulatory Matters.”

Indemnification

Lyondell, its subsidiaries and its joint ventures are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation of joint ventures. For example, Lyondell entered into indemnification arrangements in connection with the transfer of assets and liabilities from ARCO to Lyondell prior to Lyondell’s initial public offering, in connection with Lyondell’s acquisition of the outstanding shares of ARCO Chemical Company and in connection with the formation of LCR; Equistar and its owner companies (including Lyondell and Millennium) entered into indemnification arrangements in connection with the formation of Equistar; and Millennium entered into indemnification arrangements in connection with its demerger from Hanson plc. Pursuant to these arrangements, Lyondell, its subsidiaries and its joint ventures provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions. These indemnification arrangements typically include provisions pertaining to third party claims relating to environmental and tax matters and various types of litigation. As of December 31, 2004, Lyondell has not accrued any significant amounts for such indemnification obligations, other than amounts under tax sharing agreements that have been reflected in the provision for income taxes, and is not aware of other circumstances that would be likely to lead to significant future indemnification claims against Lyondell. Lyondell cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the executive officers of Lyondell Chemical Company as of March 1, 2005. The By-Laws of Lyondell Chemical Company provide that each officer shall hold office until the officer’s successor is elected or appointed and qualified or until the officer’s death, resignation or removal by the Board of Directors. Certain of the executive officers of Lyondell Chemical Company also are executive officers of, or members of the governing bodies of, Equistar and Millennium, as described below.

Name, Age and Present Position with Lyondell Chemical Company	Business Experience During Past Five Years and Period Served as Officer(s)
Dan F. Smith, 58 Director, President and Chief Executive Officer	Mr. Smith was named Chief Executive Officer in December 1996 and President of Lyondell Chemical Company in August 1994. Mr. Smith has been a director since October 1988. Since December 1, 1997, Mr. Smith has also served as the Chief Executive Officer of Equistar. Mr. Smith has also served as the Chief Executive Officer of Millennium since December 1, 2004. Mr. Smith served as Chief Operating Officer of Lyondell Chemical Company from May 1993 to December 1996. Prior thereto, Mr. Smith held various positions including Executive Vice President and Chief Financial Officer of Lyondell Chemical Company, Vice President, Corporate Planning of ARCO and Senior Vice President in the areas of management, manufacturing, control and administration for Lyondell Chemical Company and the Lyondell Division of ARCO. Mr. Smith is a director of Cooper Industries, Inc. and is a member of the Partnership Governance Committee of Equistar.

Morris Gelb, 58 Executive Vice President and Chief Operating Officer	Mr. Gelb was appointed to his current position at Lyondell Chemical Company in December 1998. Since March 2002, Mr. Gelb also has served as Chief Operating Officer of Equistar. Previously, he served as Senior Vice President, Manufacturing, Process Development and Engineering of Lyondell Chemical Company from July 1998 to December 1998. He was named Vice President for Research and Engineering of ARCO Chemical in 1986 and Senior Vice President of ARCO Chemical in July 1997. Mr. Gelb also serves as a member of the Partnership Governance Committees of Equistar and LCR and the Board of Directors of Millennium.

T. Kevin DeNicola, 50 Senior Vice President and Chief Financial Officer	Mr. DeNicola was appointed Senior Vice President and Chief Financial Officer of Lyondell Chemical Company effective as of June 30, 2002. In addition, Mr. DeNicola was appointed Senior Vice President and Chief Financial Officer of Equistar and Millennium on December 1, 2004. Prior to June 2002, he served as Vice President, Corporate Development of Lyondell Chemical Company since April 1998, overseeing strategic planning. From 1996 until April 1998, Mr. DeNicola was Director of Investor Relations of Lyondell Chemical Company. Mr. DeNicola served as Ethylene Products Manager of Lyondell Chemical Company from 1993 until 1996. Mr. DeNicola also serves as a member of the Partnership Governance Committees of Equistar and LCR.

Name, Age and Present Position with Lyondell Chemical Company	Business Experience During Past Five Years and Period Served as Officer(s)
Kerry A. Galvin, 44 Senior Vice President, General Counsel and Secretary	Ms. Galvin was appointed Senior Vice President, General Counsel and Secretary of Lyondell Chemical Company in May 2002. In addition, Ms. Galvin was appointed Senior Vice President, General Counsel and Secretary of Equistar and Millennium on December 1, 2004. Prior to May 2002, she served as Vice President, General Counsel and Secretary since July 2000. Ms. Galvin originally joined Lyondell Chemical Company in 1990 and held various positions in the legal department prior to July 2000, including Associate General Counsel with responsibility for international legal affairs.

John A. Hollinshead, 55 Vice President, Human Resources	Mr. Hollinshead was appointed to his current position at Lyondell Chemical Company in July 1998. Mr. Hollinshead has also served as Vice President, Human Resources of Equistar since 1999. In addition, Mr. Hollinshead was appointed Vice President, Human Resources of Millennium on December 1, 2004. Prior to his appointment as Vice President, Human Resources of Lyondell Chemical Company, he was Director, Human Resources, Manufacturing and Engineering for Equistar and, until 1997, was Manager, Human Resources for Lyondell Chemical Company.

Item 4. Submission of Matters to a Vote of Security Holders

Lyondell Chemical Company held a special meeting of stockholders on November 30, 2004. Please refer to its Current Report on Form 8-K dated November 30, 2004 for a description of the matters voted upon at the special meeting and the votes cast.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

The common stock, par value $1.00 per share, of Lyondell Chemical Company is listed on the New York Stock Exchange under the symbol “LYO.” As of December 31, 2004, there were 243,684,998 shares of Lyondell’s common stock issued and outstanding.

The reported high and low sale prices of Lyondell’s common stock on the New York Stock Exchange (New York Stock Exchange Composite Tape) for each quarter from January 1, 2003 through December 31, 2004, inclusive, were as set forth below.

Period	High	Low
2003:
First Quarter	$14.46	$10.96
Second Quarter	16.12	13.50
Third Quarter	16.10	12.53
Fourth Quarter	17.10	12.45
2004:
First Quarter	$19.14	$14.58
Second Quarter	17.64	14.80
Third Quarter	22.69	16.51
Fourth Quarter	29.59	20.90

On March 1, 2005, the closing sale price of the common stock on the New York Stock Exchange was $33.95 per share, and there were approximately 6,743 holders of record of the common stock.

Between August 22, 2002 and December 31, 2004, Lyondell also had outstanding shares of Series B common stock, par value $1.00 per share, all of which were held by Occidental Chemical Holding Corporation, a subsidiary of Occidental. On December 31, 2004, all of the outstanding shares of Series B common stock were converted, at Lyondell’s election, into shares of the common stock on a one-for-one basis and no shares of the Series B common stock since have been outstanding.

Dividend Policy

Holders of the common stock are entitled to receive such dividends as may from time to time be declared by Lyondell Chemical Company’s Board of Directors. During the last two years, Lyondell has declared $0.225 per share quarterly cash dividends (which were paid after the end of the quarter to which they related). During 2003 and 2004, it paid $116 million and $127 million, respectively, in cash dividends on its common stock. It did not pay any dividends in cash with respect to the Series B common stock. During the periods when shares of Series B common stock were outstanding, Lyondell paid regular quarterly dividends on those shares by issuing additional shares of Series B common stock in lieu of cash, as permitted by its Certificate of Incorporation.

The future declaration and payout of dividends and the amount thereof will be dependent upon the Company’s results of operations, financial condition, cash position and requirements, investment opportunities, future prospects, contractual restrictions and other factors deemed relevant by the Board of Directors. Subject to these considerations, the provisions of the Certificate of Incorporation and the legal considerations discussed below, Lyondell currently intends to distribute dividends to its shareholders at a quarterly rate of $0.225 per share. All of the 2004 dividends paid by Lyondell are treated as taxable dividends to shareholders for U.S. federal income tax purposes.

LCC’s credit agreement and the indentures for its senior secured and senior subordinated notes contain restrictions that provide that it may not pay dividends on its common stock at an annual rate exceeding $0.90 per share. In addition, LCC may not pay dividends if it is in default under its credit agreement. Furthermore, pursuant to a settlement agreement entered into with the Pension Benefit Guaranty Corporation in 1998, LCC may not pay extraordinary dividends (as defined by regulations under the Employee Retirement Income Security Act of 1974, as amended) without providing a letter of credit meeting certain specified requirements. In February 2002, LCC provided a letter of credit meeting these requirements.

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of common stock during the fourth quarter of 2004 and does not currently have any publicly announced share repurchase plan or program.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with the Consolidated Financial Statements and the notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	For the year ended December 31,
Millions of dollars, except per share data	2004 (a)	2003	2002	2001	2000
Results of Operations Data:
Sales and other operating revenues	$5,968	$3,801	$3,262	$3,193	$4,003
Income (loss) from equity investments	451	(103)	14	40	199
Net income (loss) (b)	54	(302)	(148)	(150)	437
Diluted earnings (loss) per share (b) (c)	0.29	(1.84)	(1.10)	(1.28)	3.71
Dividends per share	0.90	0.90	0.90	0.90	0.90
Balance Sheet Data:
Total assets	15,928	7,633	7,448	6,703	7,047
Long-term debt	7,555	4,151	3,926	3,846	3,844
Cash Flow Data:
Cash provided (used) by—
Operating activities	382	103	289	199	61
Investing activities	399	(222)	(623)	(191)	2,438
Financing activities	(419)	266	471	(122)	(2,543)

(a)	Results of operations and cash flow data reflect the consolidation of Millennium Chemicals Inc. (“Millennium”) and Equistar Chemicals, LP (“Equistar”) for the month of December 2004. Balance sheet data include Millennium and Equistar balances as of December 31, 2004.
(b)	Net income for 2004 included a $64 million after-tax charge, or $0.34 per share, for purchased in-process research and development as a result of Lyondell Chemical Company’s acquisition of Millennium on November 30, 2004 and resulting consolidation of Equistar. Net income for 2000 included an after-tax gain on asset sales of $400 million, or $3.40 per share.
(c)	Basic and diluted earnings (loss) per share are the same in all years except that basic earnings per share in 2000 are higher by $0.01.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with information contained in the Consolidated Financial Statements of Lyondell Chemical Company (“LCC”), together with its consolidated subsidiaries (collectively, “Lyondell” or “the Company”), and the notes thereto.

In addition to comparisons of annual operating results, Lyondell has included, as additional disclosure, certain “trailing quarter” comparisons of fourth quarter 2004 operating results to third quarter 2004 operating results. Lyondell’s and its joint ventures’ businesses are highly cyclical, in addition to experiencing some less significant seasonal effects. Trailing quarter comparisons may offer important insight into the current business direction of Lyondell and its joint ventures.

References to industry benchmark prices or costs, including the weighted average cost of ethylene production, are generally to industry prices and costs reported by Chemical Marketing Associates, Incorporated (“CMAI”), except that crude oil and natural gas benchmark price references are to industry prices reported by Platts, a reporting service of The McGraw-Hill Companies.

Overview

General—Lyondell is a global chemical company that manufactures and markets a variety of basic chemicals and gasoline blending components. As a result of its acquisition of Millennium Chemicals Inc. (“Millennium”) on November 30, 2004 and Lyondell’s resulting 100% ownership of Millennium and Equistar Chemicals, LP (“Equistar”), the operations of Millennium and Equistar are included in Lyondell’s consolidated financial statements prospectively from December 1, 2004. Lyondell’s operations primarily comprise the ethylene, co-products and derivatives (“EC&D”) segment, the propylene oxide and related products (“PO&RP”) segment, the inorganic chemicals segment and the refining segment, consisting of Lyondell’s equity investment in LYONDELL-CITGO Refining LP (“LCR”), a joint venture with CITGO Petroleum Corporation (“CITGO”). Prior to the acquisition of Millennium, Lyondell held an equity investment of 70.5% in Equistar, a joint venture with Millennium.

During 2004, the chemical industry experienced broad-based improvements as a stronger global economy led to increased demand and tighter chemical industry supply/demand balances compared to 2003. In this improved business environment, the industry experienced higher sales volumes and generally higher product margins in 2004 compared to 2003.

Lyondell, through its investment in Equistar, was able to implement sales price increases for ethylene and derivatives that more than offset the effect of significantly higher raw material and energy costs. In addition, Lyondell was able to implement significant sales price increases for ethylene co-products such as propylene, benzene and fuels. The higher raw material and energy costs in 2004 and 2003 reflected the effect of a significant escalation in crude oil prices and ongoing high natural gas prices compared to 2002. Lyondell also was able to implement sales price increases for propylene oxide (“PO”) and derivatives that more than offset the effect of significant increases in the price of propylene, a key PO raw material, resulting in higher product margins compared to 2003. In addition, a stronger domestic gasoline market in 2004 resulted in higher margins for methyl tertiary butyl ether (“MTBE”) and other fuel-based products compared to 2003.

In 2004, LCR’s refining operations benefited from higher margins on crude oil refining, stronger aromatics markets and higher processing rates for Venezuelan heavy, high sulfur crude oil compared to 2003. The stronger domestic gasoline and diesel markets in 2004 resulted in higher product margins for LCR.

Benchmark crude oil and natural gas prices generally have been indicators of the level and direction of movement of raw material and energy costs for the EC&D segment. Ethylene and its co-products are produced from two major raw material groups:

•	crude oil-based liquids (“liquids” or “heavy liquids”), including naphthas, condensates, and gas oils, the prices of which are generally related to crude oil prices; and

•	natural gas liquids (“NGLs”), principally ethane and propane, the prices of which are generally affected by natural gas prices.

Lyondell has the ability to shift its ratio of raw materials used in the production of ethylene and co-products to take advantage of the relative costs of liquids and NGLs.

The following table shows the average benchmark prices for crude oil and natural gas for the applicable three-year period, as well as benchmark sales prices for ethylene and propylene, which Lyondell produces and sells. Propylene is also a key raw material for Lyondell’s PO&RP business segment. The benchmark weighted average cost of ethylene production is based on CMAI’s estimated ratio of crude oil-based liquid raw materials and NGLs used in U.S. ethylene production and is subject to revision. See discussion of the EC&D segment’s operating results below for additional details.

	Average Benchmark Price for the Year and Percent Change Versus Prior Year Average
	2004	Percent Increase	2003	Percent Increase	2002
Crude oil—dollars per barrel	41.42	33%	31.12	19%	26.12
Natural gas—dollars per million BTUs	5.78	10%	5.24	63%	3.22
Weighted average cost of ethylene production—cents per pound	23.60	15%	20.44	33%	15.38
Ethylene—cents per pound	33.75	18%	28.50	28%	22.23
Propylene—cents per pound	31.96	49%	21.42	19%	18.00

In 2004 and 2003, as indicated in the above table, benchmark crude oil prices and natural gas prices continued at high levels, resulting in higher raw material and energy costs compared to 2002.

In 2003, compared to 2002, the chemical industry experienced high and volatile raw material and energy costs, continuing weak demand and ongoing excess industry capacity. These factors combined to put downward pressure on industry product margins and sales volumes during 2003. In addition, Lyondell was negatively impacted in 2003 by the phase out, in several U.S. states, of MTBE as an oxygenate in reformulated gasoline and the expiration of a favorable MTBE sales contract at the end of 2002.

Results of Operations

Lyondell’s wholly owned operations prior to the acquisition of Millennium comprised the PO&RP segment. As a result of the acquisition of Millennium on November 30, 2004, Lyondell’s operating income for the month of December 2004 also includes operations of Equistar and Millennium as wholly owned subsidiaries, as discussed in the EC&D and inorganic chemicals sections below. Prior to the acquisition of Millennium, Lyondell’s activities in the EC&D segment were conducted through its investment in Equistar, accounted for using the equity method. Lyondell’s activities in the refining business segment are conducted through its interest in LCR, which is accounted for using the equity method.

Revenues—Lyondell’s revenues were $5,968 million in 2004, $3,801 million in 2003 and $3,262 million in 2002. Lyondell’s 2004 revenues included the December 2004 revenues of Equistar and Millennium, which were $945 million and $148 million, respectively. Prior to December 1, 2004, Lyondell’s revenues comprised the revenues of the PO&RP segment.

Cost of Sales—Lyondell’s cost of sales was $5,475 million in 2004, $3,599 million in 2003 and $2,898 million in 2002. Lyondell’s cost of sales for 2004 included the December 2004 cost of sales of Equistar and Millennium, which was $798 million and $121 million, respectively. Cost of sales increased during the three-year period as a result of continuing increases in the average price of raw materials, primarily propylene, which increased 19% from 2002 to 2003 and 49% from 2003 to 2004. In addition, Lyondell’s 2004 cost of sales included a $12 million charge related to future insurance premiums expected to be paid to an industry mutual insurance consortium.

SG&A Expenses—Selling, general and administrative (“SG&A”) expenses were $283 million in 2004, $166 million in 2003 and $160 million in 2002. The increase in 2004 was primarily due to the effect of Lyondell’s higher common stock price and improved performance on incentive compensation expense in 2004, and the consolidation of Equistar’s and Millennium’s December 2004 SG&A expenses, which totaled $45 million.

In-Process Research and Development Charge—As part of the acquisition of Millennium, $64 million of the purchase price was allocated to purchased in-process research and development (“IPR&D”). Accordingly, Lyondell’s 2004 results of operations include a charge of $64 million for the value of the acquired IPR&D.

Operating Income (Loss)—Lyondell had operating income of $105 million in 2004, an operating loss of $1 million in 2003 and operating income of $174 million in 2002. Lyondell’s 2004 operating income included Equistar’s December 2004 operating income of $110 million and Millennium’s December 2004 operating income of $12 million. Lyondell’s 2004 operating income was reduced by the $64 million charge in December 2004 for purchased IPR&D. Prior to December 1, 2004, Lyondell’s operating results comprised the operating results of the PO&RP segment. Lyondell’s operating results are reviewed further in the discussion of the PO&RP segment below.

Interest Expense—Interest expense was $463 million in 2004, $415 million in 2003 and $384 million in 2002. Lyondell’s 2004 interest expense included the December 2004 interest expense of Millennium and Equistar, which totaled $29 million. Additionally, during 2003, Lyondell capitalized $19 million of interest related to the construction of the Maasvlakte PO/styrene monomer (“SM” or “styrene”) plant.

Interest expense in 2003 increased compared to 2002 as a result of the issuance of fixed rate debt, including $325 million of 10.5% Senior Secured Notes in May 2003, $337 million of 9.5% Senior Secured Notes in December 2002 and $278 million of 11.125% Senior Secured Notes in July 2002. The fixed rate debt had higher rates of interest than the variable-rate term loans it replaced, resulting in higher interest expense in 2003 compared to 2002. Debt levels were also higher in 2003 than in 2002, primarily due to the purchase of the previously-leased Botlek butanediol (“BDO”) plant in Europe. The increase in interest expense in 2003 was partly offset by a $9 million increase in capitalized interest. During 2003 and 2002, Lyondell capitalized $19 million and $10 million of interest, respectively, related to the construction of the Maasvlakte PO/SM plant, which began production in the fourth quarter 2003.

Interest Income—Interest income was $14 million in 2004, $23 million in 2003 and $11 million in 2002. Lyondell’s 2004 interest income included the December 2004 interest income of Millennium and Equistar, which totaled $2 million. In 2003, interest income included $15 million of interest income related to a settlement of income tax issues.

Other Income (Expense), Net—Lyondell had other expense, net, of $30 million in 2004, other income, net, of $15 million in 2003 and other expense, net, of $29 million in 2002. Other expense, net, of $30 million in 2004 included $18 million of charges related to the prepayment of $300 million of Lyondell’s 9.875% Senior Secured Notes, Series B, which mature in 2007. Lyondell’s other income, net, in 2003 included an $18 million gain on the sale of a 10% interest in the Nihon Oxirane joint venture, based in Japan, to Lyondell’s partner in the venture and a $5 million refinancing charge related to prepayment of $103 million of term loans. Other expense, net, of $29 million in 2002 included refinancing charges of $23 million related to prepayment of term loans under Lyondell’s credit facility.

Income from Equity Investment in Equistar—Effective December 1, 2004, Equistar became a wholly owned subsidiary of Lyondell and was included in Lyondell’s consolidated operating results prospectively from that date. Through November 30, 2004, Lyondell’s equity investment in Equistar resulted in income of $141 million in 2004 and losses of $228 million and $117 million in 2003 and 2002, respectively. The increases in Lyondell’s equity losses from Equistar in 2003 compared to 2002 were due to Equistar’s increased net loss coupled with the effect of the August 2002 increase in Lyondell’s ownership percentage from 41% to 70.5%. See Note 5 to the Consolidated Financial Statements. Equistar’s operating results are reviewed further in the discussion of the EC&D segment below.

Income from Equity Investment in LCR—Lyondell’s income from its equity investment in LCR was $303 million in 2004, $144 million in 2003 and $135 million in 2002. LCR’s operating results are reviewed in the discussion of the refining segment below.

Income Tax—Lyondell’s 2004 effective tax rate was 30% compared to 37% in 2003 and 31% in 2002. The 2004 effective tax rate of 30% reflects benefits that reduced taxes on non-U.S. income, including benefits associated with the internal financing of the Maasvlakte PO/SM plant construction. In 2004, the impact on the effective tax rate of the nondeductibility of the purchased IPR&D resulting from the Millennium acquisition was offset by a tax benefit of a reduction in the Dutch statutory tax rate. The effective tax rates for 2003 and 2002 reflected a tax benefit from operating losses incurred during those years. The 2003 tax benefit exceeded the statutory federal rate due to benefits, including the benefits of internal financing, that reduced taxes on non-U.S. income. The lower 2002 rate reflected the effect of taxes on non-U.S. earnings.

Net Income—Lyondell’s net income of $54 million in 2004 compares to net losses of $302 million and $148 million in 2003 and 2002, respectively. The following table summarizes the major components contributing to the 2004, 2003 and 2002 results of operations. In 2004, results of operations include Millennium and Equistar for the month of December 2004, while income from Lyondell’s equity investment in Equistar reflects eleven months through November 30, 2004.

Millions of dollars	2004	2003	2002
Operating income (loss)	$105	$(1)	$174
Income (loss) from equity investment in Equistar	141	(228)	(117)
Income from equity investment in LCR	303	144	135
Income (loss) from other equity investments	7	(19)	(4)
Interest expense	(463)	(415)	(384)
Interest income	14	23	11
Other income (expense), net	(30)	15	(29)
Provision for (benefit from) income taxes	23	(179)	(66)

Net income (loss)	$54	$(302)	$(148)

The improvement in operating income in 2004 compared to 2003 was primarily due to higher product margins in 2004. The increase in the net loss in 2003 compared to 2002 primarily reflected the effect of significantly higher raw material and energy costs, compared to 2002, and the inability to fully recover these costs through price increases during 2003. The operating results of the segments are reviewed in the Segment Analysis below.

Fourth Quarter 2004 versus Third Quarter 2004

Lyondell had net income of $16 million in the fourth quarter 2004 compared to $50 million in the third quarter 2004. The $34 million decrease was primarily due to the $64 million charge for purchased IPR&D, a $51 million after tax seasonal decrease in fourth quarter 2004 MTBE margins, and a $78 million after tax increase in SG&A expenses. The higher SG&A expenses resulted from the effect of Lyondell’s higher common stock price and improved Lyondell and Equistar performance on incentive compensation expense in the fourth quarter 2004 and the consolidation of Equistar’s and Millennium’s December 2004 SG&A expenses, which totaled $38 million after tax. These decreases were partially offset by inclusion of 100% of Equistar’s and Millennium’s net income for the month of December 2004, which totaled $110 million and was primarily due to Equistar, and by higher product margins for PO and derivatives, as well as by a reduction of the effective tax rate. The improvement in Equistar’s results compared to the third quarter 2004 was primarily due to higher product margins.

Segment Analysis

Lyondell operates primarily in four reportable segments: EC&D, PO&RP, inorganic chemicals and refining. Lyondell’s refining operations are conducted through its interest in LCR.

The EC&D segment comprises the operations of Equistar, which became a wholly owned subsidiary of Lyondell with the November 30, 2004 acquisition of Millennium, and the acetyls business of Millennium. The PO&RP segment represents the operations of the former intermediate chemicals and derivatives segment of Lyondell, and the inorganic chemicals segment comprises Millennium’s titanium dioxide (“TiO2”) and related products business.

Ethylene, Co-products and Derivatives Segment

Overview—In its EC&D segment, Lyondell manufactures and markets ethylene and its co-products, primarily propylene, butadiene and aromatics, which include benzene and toluene. Lyondell also manufactures and markets derivatives, primarily polyethylene (including high density polyethylene (“HDPE”), low density polyethylene (“LDPE”) and linear-low density polyethylene (“LLDPE”)), ethylene glycol, ethylene oxide and its derivatives, and ethanol and vinyl acetate monomer (“VAM”). In the EC&D segment, Lyondell also manufactures and markets methyl tertiary butyl ether (“MTBE”), alkylate, acetic acid, methanol and polypropylene. The manufacturing and marketing of VAM, acetic acid and methanol (collectively, “acetyls”) are conducted by Millennium and the manufacturing and marketing of the remaining EC&D products are conducted by Equistar. Millennium and Equistar became wholly owned subsidiaries of Lyondell on November 30, 2004.

Operations of the Millennium acetyls business are included in the EC&D segment prospectively from December 1, 2004. Revenues and operating income of the acetyls business for the month of December 2004 were $45 million and $10 million, respectively.

The following is a review of Equistar’s operating results for the periods on a stand-alone basis. Consequently, it excludes the acetyls business and any effect of Lyondell’s accounting for its acquisition of Millennium and its resultant acquisition of Equistar. See Note 3 to the Consolidated Financial Statements for further discussion of Lyondell’s acquisition of Millennium.

The stronger global economy led to increased demand and tighter chemical industry supply/demand balances in 2004 compared to 2003. U.S. ethylene demand grew an estimated 9% in 2004 compared to 2003. In this improved business environment, the industry experienced higher sales volumes and generally higher product margins in 2004 compared to 2003.

Equistar was able to implement sales price increases in many products that more than offset the effect of significantly higher raw material and energy costs during 2004 and 2003. The higher raw material and energy costs in 2004 and 2003 reflected the effect of a significant escalation in crude oil prices and ongoing high natural gas costs compared to 2002.

The magnitude of price increases had a negative effect on product demand in 2003, and contributed to Equistar experiencing lower sales volumes in 2003 compared to 2002. For the year 2003, U.S. industry ethylene demand decreased slightly compared to 2002. In addition, Equistar completed scheduled maintenance turnarounds at its two largest ethylene plants in 2003.

The following table sets forth Equistar’s sales and other operating revenues, operating income and selected product sales volumes.

	For the year ended December 31,
	2004	2003	2002
Millions of dollars
Sales and other operating revenues	$9,316	$6,545	$5,537
Operating income (loss)	502	(89)	(44)

Volumes, in millions
Ethylene and derivatives (pounds) (1)	11,194	10,175	10,536
Co-products, non-aromatic (pounds)	7,942	7,092	7,276
Aromatics (gallons)	377	384	373

(1)	Includes polyethylene volumes, in millions of pounds, of 5,703, 5,062 and 5,537 in 2004, 2003 and 2002, respectively.

Revenues—Equistar’s revenues of $9,316 million in 2004 increased 42% compared to revenues of $6,545 million in 2003, reflecting higher average sales prices and volumes. Benchmark ethylene sales prices were 18% higher in 2004 compared to 2003. Benchmark benzene sales prices averaged 87% higher and benchmark propylene sales prices averaged 49% higher in 2004 compared to 2003. Benchmark prices of HDPE averaged 20% higher in 2004 than in 2003. Ethylene and derivative sales volumes were 10% higher in 2004 compared to 2003.

Revenues of $6,545 million in 2003 increased 18% compared to revenues of $5,537 million in 2002 due to higher sales prices, partly offset by a decrease in sales volumes. Benchmark ethylene prices averaged 28% higher in 2003 compared to 2002 in response to significant increases in the cost of ethylene production, while benchmark propylene sales prices averaged 19% higher. Sales volumes were lower in 2003 compared to 2002 due to the negative effect of price increases on product demand and maintenance turnarounds noted above, as well as the sale of the polypropylene production facility in Pasadena, Texas in 2003.

Operating Income—Equistar’s operating income was $502 million in 2004 compared to an operating loss of $89 million in 2003. The improvement was primarily due to higher product margins and higher sales volumes in 2004 due to improved supply/demand fundamentals compared to 2003. The effect of sales price increases in response to higher raw material and energy costs were generally more favorable in 2004 than in 2003, resulting in higher average product margins in 2004. Operating results in 2003 also were negatively impacted by scheduled maintenance turnarounds at two major ethylene plants, a $12 million loss on the sale of the polypropylene plant and an $11 million charge for the write-off of a research and development (“R&D”) facility for derivatives.

Equistar had an operating loss of $89 million in 2003 compared to an operating loss of $44 million in 2002. The increased operating loss in 2003 compared to 2002 was due to the $12 million loss on the sale of the polypropylene plant, the $11 million charge for the write-off of the R&D facility and lower sales volumes due to the two scheduled maintenance turnarounds, partially offset by an increase in derivative product margins as higher average sales prices more than offset higher raw material costs. The operating loss in 2002 included a $33 million negative impact of certain fixed price natural gas and NGL purchase contracts entered into in early 2001.

Fourth Quarter 2004 versus Third Quarter 2004

As noted, EC&D operating income for the fourth quarter 2004 included 100% of the December 2004 operating income of Equistar and Millennium’s acetyls business. Millennium’s acetyls operating income was $10 million for the month of December 2004. The following discussion of “trailing quarter” comparisons of fourth quarter 2004 results to third quarter 2004 operating results relates to Equistar’s results on a stand-alone basis.

Equistar’s fourth quarter 2004 net income was $156 million compared to net income of $72 million in the third quarter 2004. The $84 million improvement primarily resulted from higher sales prices for ethylene and derivatives, which more than offset the higher raw material costs compared to the third quarter 2004. All ethylene-based product prices increased during the fourth quarter 2004. In addition, ethylene and derivative sales volumes were 2% higher compared to the third quarter 2004. Benchmark crude prices averaged 10% higher in the fourth quarter 2004 compared to the third quarter 2004, but this increase in raw material costs was offset by an increase in co-product prices.

Propylene Oxide and Related Products Segment

Overview—The PO&RP segment produces and markets PO; PO derivatives, such as propylene glycol (“PG”), propylene glycol ethers (“PGE”), and butanediol (“BDO”); toluene diisocyanate (“TDI”); styrene and methyl tertiary butyl ether (“MTBE”), the principal derivative of tertiary butyl alcohol (“TBA”). SM and TBA are co-products of Lyondell’s two major PO production processes, referred to as PO/SM and PO/TBA. Operations in 2004 included the operations of the 50% owned Maasvlakte PO/SM plant, which began production in the fourth quarter 2003.

As a result of improved supply/demand balances in 2004, sales price increases for PO and derivatives more than offset the effect of significant increases in the price of propylene, resulting in higher product margins compared to 2003. In the U.S., the benchmark cost of propylene, a key raw material, averaged 49% higher in 2004 than in 2003. During 2004, MTBE sales prices and margins benefited from a strong gasoline market and high gasoline prices compared to 2003. Partly offsetting these improvements, TDI and styrene product margins were lower in 2004 as sales price increases for these products failed to offset raw material cost increases. In particular, 2004 benchmark prices for raw material benzene in the U.S. were 87% higher compared to 2003, negatively affecting styrene margins.

In 2003, compared to 2002, PO&RP operating results were negatively impacted by the phase out, in several U.S. states, of MTBE and the expiration of the favorable MTBE sales contract at the end of 2002, as well as experiencing high and volatile raw material and energy costs and ongoing excess industry capacity.

The Maasvlakte PO/SM plant incurred prestart-up expenses during 2003 of approximately $40 million, of which Lyondell’s 50% share was $20 million. Also in 2003, Lyondell completed a restructuring of its Nihon Oxirane joint venture in Japan, including the sale of a 10% interest in the joint venture to Lyondell’s partner for $28 million, resulting in an $18 million gain and reducing Lyondell’s remaining interest from 50% to 40%.

The following table sets forth the PO&RP segment’s sales and other operating revenues, operating income, product sales volumes and average benchmark market prices for propylene.

	For the year ended December 31,
	2004	2003	2002
Millions of dollars
Sales and other operating revenues	$5,006	$3,801	$3,262
Operating income (loss)	66	(1)	174

Volumes, in millions
PO and derivatives (pounds)	3,330	2,849	2,620
Co-products:
SM (pounds)	3,720	3,467	3,337
MTBE and other TBA derivatives (gallons)	1,114	1,142	1,208

Average Benchmark Raw Material Price
Propylene:
United States—cents per pound	31.96	21.42	18.00
Europe—euros per metric ton	735	476	441

The above sales data include processing volumes and purchases for resale. The purchases for resale reflected in the 2003 sales volumes, principally styrene, were substantially replaced in 2004 by production volumes from the Maasvlakte PO/SM plant in the Netherlands, which began production in the fourth quarter 2003.

Revenues—PO&RP revenues of $5,006 million in 2004 increased 32% compared to revenues of $3,801 million in 2003. The higher revenues were primarily due to higher average sales prices and higher product sales volumes. Sales volumes for PO and derivatives were 17% higher in 2004, reflecting stronger demand compared to 2003. Sales volumes for co-product styrene were 7% higher, while MTBE sales volumes were 2% lower in 2004 compared to 2003.

Revenues of $3,801 million in 2003 increased 17% from revenues of $3,262 million in 2002 due primarily to higher average sales prices and the foreign exchange effect of a weaker U.S. dollar. Sales volumes for PO and derivatives and styrene increased but were partly offset by lower MTBE volumes. Average sales prices in 2003 for most products were higher in response to the higher raw material and natural gas costs in 2003. Sales volumes for PO and derivatives increased 9%, including BDO, deicers and PG, reflecting increased demand, a full year of production from the Botlek BDO plant and more severe weather, which increased deicer demand. These higher volumes were partly offset by lower TDI sales volumes. Sales volumes increased 4% for styrene in 2003 compared to 2002, as a result of increased U.S. spot sales. Sales volumes for MTBE and other TBA derivatives decreased 5% on lower MTBE demand.

Operating Income—The PO&RP segment had operating income of $66 million in 2004 compared to an operating loss of $1 million in 2003. The improvement was primarily due to higher product margins and sales volumes for PO and derivatives and higher MTBE margins. The higher product margins resulted from increases in sales prices for PO and derivatives which more than offset the increase in propylene prices. These increases in operating income were partly offset by lower product margins for styrene as well as the segment’s share of higher SG&A expenses. The increase in SG&A expenses was primarily due to the effect of Lyondell’s higher common stock price and improved performance on incentive compensation expense in 2004.

The operating loss in 2003 of $1 million compares to operating income in 2002 of $174 million. The $175 million decrease in operating results was primarily due to lower 2003 MTBE margins and volumes and, to a lesser extent, lower volumes and margins for TDI. These effects were partly offset by improved results for PO and derivatives. The lower MTBE margins and volumes reflected decreased MTBE demand, the expiration of the favorable MTBE sales contract and higher raw material and energy costs related to high natural gas costs in the U.S. MTBE demand decreased as use of MTBE was phased out in certain key states. Higher 2003 PO and derivatives sales volumes and prices more than offset the effect of higher operating costs, which were primarily due to higher U.S. natural gas costs and the new Botlek BDO plant.

Fourth Quarter 2004 versus Third Quarter 2004

The PO&RP segment had an operating loss of $26 million in the fourth quarter 2004 compared to operating income of $49 million in the third quarter 2004. The $75 million decrease was primarily due to lower MTBE profitability by approximately $60 million as margins followed typical seasonal trends and the effect of Lyondell’s higher common stock price and improved performance on its incentive compensation programs. TDI results also decreased by approximately $10 million as a result of increased costs and scheduled maintenance turnaround activity. Partially offsetting these decreases were improved results for PO and derivatives, as product margins improved due to increased sales prices, and sales volumes increased, driven by seasonal aircraft deicer sales. PO and derivative sales volumes were 11% higher in the fourth quarter 2004 compared to the third quarter 2004. Styrene operating results were relatively unchanged versus the third quarter 2004.

Inorganic Chemicals Segment

Lyondell’s inorganic chemicals segment comprises the titanium dioxide (“TiO2”) and related products business of Millennium, which became a wholly owned subsidiary of Lyondell on November 30, 2004. This segment’s operating results for the month of December 2004 are included in Lyondell’s Consolidated Statement of Income for the year ended December 31, 2004. Revenues of this segment for the month of December 2004 were $97 million and operating income was $7 million.

Refining Segment

Overview—Lyondell’s activities in the refining segment are conducted through its interest in LCR, and the following discussion of LCR’s operating results is on a 100% basis. LCR produces refined petroleum products, including gasoline, low sulfur diesel, jet fuel, aromatics and lubricants. PDVSA Petróleo, S.A. (“PDVSA Oil”) supplies heavy, high sulfur Venezuelan crude oil to LCR under a long-term crude supply agreement (“Crude Supply Agreement” or “CSA”)—see “Crude Supply Agreement” section of Note 16 to the Consolidated Financial Statements. Under the CSA, LCR purchases 230,000 barrels per day of heavy, high sulfur crude oil, which constitutes approximately 86% of its rated crude oil refining capacity of 268,000 barrels per day. LCR generally purchases the balance of its crude oil requirements on the spot market. Profit margins on spot market crude oil tend to be more volatile than margins on CSA crude oil.

CSA crude oil processing rates were 237,000 barrels per day in 2004 compared to 224,000 barrels per day in 2003. During the early part of 2003, a national strike in the Bolivarian Republic of Venezuela (“Venezuela”), which began in early December 2002, disrupted deliveries of CSA crude oil to LCR, causing LCR to temporarily reduce operating rates. As a result of the reduced CSA crude oil deliveries, LCR purchased significant volumes of crude oil from alternate sources during January 2003. The crude oil from these alternate sources did not completely offset the financial impact of the reduced CSA supplies from Venezuela. CSA deliveries returned to contract levels, beginning in February 2003, and LCR benefited from deliveries of CSA crude oil at above contract volumes for the remainder of 2003 and in 2004.

In 2004, LCR benefited from higher CSA and spot crude oil margins compared to 2003. The higher CSA crude oil margins primarily reflected favorable effects in the CSA contract formula, resulting from more efficient operations and natural gas prices. The CSA contract pricing formula reflects natural gas prices on a lagged basis and resulted in a more favorable effect on CSA crude oil margins compared to the effect in 2003. The higher spot crude oil margins reflected the strong gasoline market and high gasoline prices in 2004 compared to 2003. LCR also benefited from higher aromatics margins in 2004 compared to 2003. Improved aromatics margins reflected significant increases in prices, primarily in the third quarter 2004.

In 2002, CSA crude oil deliveries were below the contract rate as PDVSA Oil declared itself in a force majeure situation in January 2002 and, beginning in March 2002, reduced 2002 deliveries under the CSA. CSA deliveries were restored to contract levels in the third quarter 2002. During 2002, LCR increased its use of crude oil purchased in the spot market to compensate for the lower CSA deliveries. LCR’s CSA crude oil processing rates averaged 213,000 barrels per day in 2002.

The following table sets forth LCR’s sales and other operating revenues, net income, sales volumes for refined products and crude processing rates for the periods indicated.

	For the year ended December 31,
	2004	2003	2002
Millions of dollars
Sales and other operating revenues	$5,603	$4,162	$3,392
Net income	500	228	213

Thousands of barrels per day
Refined products sales volumes:
Gasoline	118	119	115
Diesel and heating oil	95	85	84
Jet fuel	17	19	18
Aromatics	8	8	9
Other refined products	96	91	96

Total refined products sales volumes	334	322	322

Crude processing rates:
Crude Supply Agreement	237	224	213
Other crude oil	28	34	41

Total crude processing rates	265	258	254

During 2003, LCR developed an alternative approach to complying with a mandated low sulfur gasoline standard, which led to a reduction in overall estimated capital expenditures. As a result, LCR recognized impairment of value of $25 million of costs related to the project in 2003.

Revenues—Revenues for LCR were $5,603 million in 2004, $4,162 million in 2003 and $3,392 million in 2002. The 35% increase in 2004 compared to 2003 was primarily due to 33% higher average refined product sales prices, which were driven largely by significantly higher crude oil prices in 2004. Crude processing rates averaged 265,000 barrels per day in 2004, increasing 3% from 2003 average rates of 258,000 barrels per day. Additionally, CSA crude processing rates increased 13,000 barrels per day offset by a 6,000 barrel per day decrease in spot market crude processing rates.

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

Net Income—LCR’s net income was $500 million in 2004, $228 million in 2003 and $213 million in 2002. The $272 million improvement in 2004 compared to 2003 was primarily due to higher margins on both CSA and spot crude oil volumes, higher aromatics margins and increased operating reliability and efficiency that led to higher operating rates and reduced costs in 2004. Higher CSA processing rates also contributed to the improvement. LCR’s 2004 net income included a $14 million benefit related to a third party contract settlement, partly offset by a $9 million charge for the write-off of obsolete equipment. In addition, LCR’s net income in 2003 included the $25 million charge related to the previously capitalized costs for the low sulfur gasoline project and a $6 million charge related to personnel reductions.

The $15 million increase in LCR’s net income in 2003 compared to 2002 was due to the benefit from processing higher volumes of higher margin CSA crude oil and higher product margins for aromatics and lubricants in 2003. These benefits were partially offset by the negative effect in 2003 of higher natural gas costs, the $25 million charge related to the low sulfur gasoline project and the $6 million charge related to personnel reductions.

Fourth Quarter 2004 versus Third Quarter 2004

LCR’s net income was $159 million in the fourth quarter 2004 compared to $147 million in the third quarter 2004. The improvement was primarily driven by higher spot crude oil margins, as fourth quarter 2004 CSA processing rates of 235,000 barrels per day were slightly lower than third quarter 2004 CSA crude oil processing rates of 243,000 barrels per day.

Financial Condition

The results of operations and cash flows of Millennium and Equistar for the month of December 2004 are included in Lyondell’s Consolidated Financial Statements for the year ended December 31, 2004.

Operating Activities—Operating activities provided cash of $382 million in 2004 compared to $103 million in 2003 and $289 million in 2002. In December 2004, cash flows provided by operating activities of Equistar were $115 million, and cash flows used by operating activities of Millennium were $39 million. The remaining increase of $203 million in operating cash flow in 2004 primarily reflected improved operating results, including higher distributions of earnings from affiliates, which more than offset a net increase in the main components of working capital – accounts receivable, inventory and accounts payable. Lyondell received income tax refunds and settlements, which totaled $64 million in 2003 and $97 million in 2002.

A net increase in the main components of working capital used cash of $124 million in 2004 compared to a net decrease in 2003 that provided cash of $21 million. The net increase in 2004 was primarily due to higher accounts receivable balances, which reflected higher product sales prices and sales volumes compared to 2003.

During the third quarter 2004, LCC amended its accounts receivable sales facility, increasing it from $100 million to $150 million in response to the increase in receivables and the resulting effect on working capital requirements. The outstanding amount of receivables sold under Lyondell’s accounts receivables sales facilities, including the $450 million facility of Lyondell’s wholly owned subsidiary, Equistar, was $275 million as of December 31, 2004. Lyondell’s interest in Equistar was accounted for using the equity method prior to November 30, 2004, and the reported $75 million outstanding amount of receivables sold under LCC’s $100 million facility as of December 31, 2003 did not include the $102 million sold under Equistar’s facility as of December 31, 2003. See “Off-Balance Sheet Arrangements” below.

In consideration of discounts offered to certain customers for early payment for product, some receivable amounts were collected in December 2004 and November 2004 that otherwise would have been expected to be collected in January 2005 and December 2004, respectively. This included Equistar receivables of $66 million in December 2004 and $61 million in November 2004 from Occidental Chemical Corporation, a subsidiary of Occidental Petroleum Corporation (together with its subsidiaries and affiliates, collectively “Occidental”).

The decrease in cash provided in 2003 compared to 2002 primarily reflected lower 2003 operating results and lower income tax refunds in 2003 compared to 2002, partly offset by a net reduction in the main components of working capital—receivables, inventory and payables.

Investing Activities—Investing activities provided cash of $399 million in 2004 and used cash of $222 million in 2003 and $623 million in 2002. The cash provided by investing activities in 2004 reflected the acquisition of Millennium, which resulted in the consolidation of Millennium’s and Equistar’s cash balances as of November 30, 2004, totaling $452 million. In December 2004, investing activities for Equistar used cash of $16 million, and investing activities for Millennium provided cash of $12 million.

The use of cash in 2003 was primarily due to the purchase of the previously-leased Botlek BDO plant for $218 million in the second quarter 2003, partly offset by the receipt of $28 million of proceeds from Lyondell’s sale of a 10% interest in Nihon-Oxirane in the first quarter 2003. The use of cash in 2002 primarily reflected the purchase of an additional equity interest in Equistar.

The following table summarizes the 2004, 2003 and 2002 capital expenditures of Lyondell and its principal joint ventures, including Lyondell’s contributions to the U.S. PO Joint Venture and European PO Joint Venture, as well as their 2005 capital budgets. Equistar’s and Millennium’s capital expenditures for the month of December 2004 are included as part of Lyondell’s 2004 capital expenditures. Lyondell’s 2005 budgeted capital expenditures include Equistar’s and Millennium’s budgeted capital expenditures.

Millions of dollars	Budget 2005	2004	2003	2002
Capital expenditures—100% basis:
Lyondell	$313	$83	$268	$22
Equistar—through November 30, 2004	—	85	106	118
LCR	187	71	46	65
Capital expenditures—Lyondell proportionate share:
Lyondell—100%	$313	$83	$268	$22
Equistar—70.5% through November 30, 2004 and 41% prior to August 22, 2002	—	60	75	73
LCR—58.75%	110	42	27	38

Total capital expenditures	423	185	370	133
Contributions to European PO Joint Venture	5	5	87	55
Contributions to U.S. PO Joint Venture	14	4	1	9

Total capital expenditures and contributions to PO joint ventures	$442	$194	$458	$197

Lyondell’s 2004, 2003 and 2002 capital expenditures consisted primarily of spending for regulatory compliance and cost reduction projects, except for the 2003 purchase of the Botlek BDO plant. Cash contributions to the European PO Joint Venture and U.S. PO Joint Venture of $88 million in 2003 included $20 million to fund Lyondell’s 50% share of the Maasvlakte PO/SM plant prestart-up expenses. In addition to the cash contributions shown above, contributions to joint ventures in 2003 also included $19 million of capitalized interest related to the Maasvlakte PO/SM plant—see table below. The Maasvlakte PO/SM plant began production in December 2003.

In addition to the effect of including the 2005 Equistar budgeted capital expenditures of $167 million, and the Millennium budgeted capital expenditures of $85 million, the increase in the 2005 Lyondell capital budget reflects increased spending on projects related to environmental and regulatory requirements, including air emission reductions and wastewater management, and to the potential alternatives for MTBE. The increase in the LCR 2005 capital budget reflects spending for low sulfur fuels regulations, as well as emission reductions. Equistar’s 2003 and 2002 capital expenditures included $18 million and $47 million, respectively, for railcar purchases related to the early termination and expiration of certain railcar leases.

The following table summarizes Lyondell’s cash distributions from and cash contributions to its principal joint venture affiliates, including Equistar through November 30, 2004:

Millions of dollars	2004	2003	2002
Cash distributions from joint venture affiliates:
LCR	$385	$253	$126
Equistar (excluding $102 million in December 2004)	120	—	—
Other	14	2	—

Total distributions	519	255	126
Less: Distributions of earnings from affiliates	424	144	135

Distributions in excess of earnings from affiliates	$95	$111	$—

Cash contributions to joint venture affiliates:
LCR	$44	$30	$46
Equistar	—	—	—
European PO Joint Venture, including capitalized interest	5	106	55
U.S. PO Joint Venture	4	1	9
Other	—	—	4

Total	$53	$137	$114

Equistar made cash distributions to its owners of $315 million during 2004, of which $170 million preceded December 1, 2004, but made no cash distributions to its owners during 2003 and 2002 as a result of adverse conditions in the industry and its debt service obligations. There were no contributions to Equistar during the periods. LCR fourth quarter 2002 cash distributions were reduced because of uncertainties in cash flow stemming from the national strike in Venezuela. LCR resumed cash distributions in the first quarter 2003.

In March 2003, Lyondell and its partner completed agreements related to their Nihon Oxirane joint venture based in Japan. As part of the agreements, Lyondell sold a 10% share in Nihon Oxirane to its partner in the venture for $28 million, reducing Lyondell’s ownership interest to 40%. Lyondell realized an $18 million gain on the sale.

In August 2002, Lyondell increased its equity interest in Equistar to 70.5% by acquiring Occidental’s 29.5% interest. See Notes 5 and 17 to the Consolidated Financial Statements. In connection with the acquisition of Occidental’s 29.5% interest in August 2002, Lyondell issued Series B common stock, warrants and a contingent right to Occidental Chemical Holding Corporation. These transactions included concurrent payments between the parties of agreed amounts of approximately $440 million. The agreed amounts exchanged are included in cash used in investing activities and cash provided by financing activities.

Financing Activities—Financing activities used cash of $419 million in 2004 and provided cash of $266 million and $471 million in 2003 and 2002, respectively. Cash dividends of $0.225 per share of common stock totaling $127 million, $116 million and $109 million were paid in 2004, 2003 and 2002, respectively.

In 2004, LCC prepaid $300 million of the 9.875% Senior Secured Notes, Series B, which mature in 2007, as well as $15 million in prepayment premiums. Also, in December 2004, LCC called an additional $200 million of the 9.875% Senior Secured Notes, Series B, for prepayment, which were paid in January 2005.

In December 2004, LCC entered into an amended and restated credit facility. See “Liquidity and Capital Resources” below.

In October 2003, Lyondell sold 13.8 million shares of common stock, including 2.7 million shares purchased by Occidental Chemical Holding Corporation (“OCHC”). Lyondell used the net proceeds of approximately $171 million to enhance liquidity and for general corporate purposes. Also in 2003, net proceeds of $318 million from issuance of Senior Secured Notes were partially offset by repayments of $103 million of term loans. The net proceeds of $215 million were used in the purchase of the previously-leased Botlek BDO facility.

In December 2002, LCC issued $337 million of 9.5% Senior Secured Notes due 2008, using net proceeds, after discount and fees, of $321 million to prepay $315 million of the principal amount outstanding under Term Loan E of the credit facility and to pay a $6 million prepayment premium. In July 2002, LCC issued $278 million of 11.125% Senior Secured Notes due 2012, using proceeds of $204 million to prepay $200 million of the principal amount of a term loan outstanding under the credit facility and to pay a $4 million prepayment premium. The remaining net proceeds of approximately $65 million were used for general corporate purposes. Lyondell also issued 8.28 million shares of common stock, receiving net proceeds of $110 million that were used for general corporate purposes.

In August 2002, Lyondell completed certain transactions with OCHC which included specified cash payments of $440 million and issuance by Lyondell of 34 million shares of Series B common stock and warrants to acquire five million shares of Lyondell common stock. See Note 17 to the Consolidated Financial Statements.

As a result of the transactions with OCHC, Lyondell had two series of common stock outstanding until December 31, 2004: common stock and Series B common stock. Lyondell elected to pay the regular quarterly dividends on each share of outstanding Series B common stock in kind, or a total of 1.8 million, 2.3 million and 0.6 million shares of Series B common stock, respectively, during 2004, 2003 and 2002.

In December 2004, Lyondell elected to convert the 38.6 million outstanding shares of Series B common stock, owned by OCHC, into common stock. As a result, Lyondell’s cash dividend payments will increase by approximately $35 million annually beginning in 2005, if maintained at the current rate, and no shares of Series B common stock remain outstanding as of December 31, 2004.

Following these transactions, including the payment of dividends to OCHC in the form of shares of Series B common stock, OCHC owns a 17% equity interest in Lyondell as of December 31, 2004. In connection with the August 2002 transactions with OCHC, Lyondell agreed to provide registration rights to OCHC and its permitted transferees with respect to shares of Lyondell’s common stock issued to OCHC (1) as a dividend, (2) upon conversion of the Series B common stock (which conversion occurred on December 31, 2004) or (3) upon exercise of the warrants referenced above. The warrants do not have registration rights.

Lyondell also made debt payments of $17 million during 2002 primarily using proceeds of certain asset sales, as required by the terms of the credit facility.

Liquidity and Capital Resources—Lyondell’s balance sheet remains highly leveraged. As of December 31, 2004, total debt, which included debt of Equistar and Millennium, was $7.9 billion, or approximately 73% of total capitalization. In addition, as of December 31, 2004 Lyondell’s LCR joint venture had approximately $483 million of debt (see “Joint Venture Debt” and “Equity investment in joint venture” below).

LCC has not guaranteed Equistar’s, Millennium’s or LCR’s credit facilities or debt obligations, except for $300 million of Equistar debt, consisting of the 6.5% notes due 2006 and the 7.55% debentures due 2026. However, LCC’s credit facility generally limits investments by Lyondell in Equistar, Millennium and other specified investees unless certain conditions are satisfied. In addition, Millennium’s debt covenants may restrict its ability to make distributions to LCC. Equistar’s ability to make distributions to Lyondell and Millennium may be affected by an additional interest requirement in certain of Equistar’s indentures. The level of debt and the limitations imposed on LCC, Equistar and Millennium by their respective current or future debt agreements, including the restrictions on their ability to transfer cash among the entities as further discussed below, could have significant consequences on Lyondell’s business and future prospects. See Note 11 to the Consolidated

Financial Statements for a further description of long-term debt and credit facilities and the collateral securing certain of these debt instruments.

Lyondell’s ability to pay or refinance its debt will depend on future operating performance, which could be affected by general economic, financial, competitive, legislative, regulatory, business and other factors, many of which are beyond its control. During the year ended December 31, 2003, Lyondell’s capital expenditures of $268 million exceeded net cash provided by operating activities of $103 million. This deficit reflected the purchase of the previously-leased Botlek BDO plant for $218 million, which was financed by the issuance of senior secured notes. However, Lyondell believes that conditions will be such that cash balances, cash generated from operating activities, cash distributions from joint ventures and funds from lines of credit will be adequate to meet anticipated future cash requirements, including scheduled debt repayments, necessary capital expenditures, ongoing operations and dividends.

At December 31, 2004, Lyondell had cash on hand of $804 million, which included $344 million of cash held by Millennium that is not currently available for dividends to LCC and $39 million of cash held by Equistar. Lyondell’s total unused availability under various liquidity facilities of $926 million as of December 31, 2004 included the following:

•	$407 million under LCC’s amended and restated $475 million senior secured revolving credit facility, which matures in December 2009. Availability under the revolving credit facility is reduced to the extent of outstanding letters of credit provided under the credit facility, which totaled $68 million as of December 31, 2004. There was no outstanding borrowing under the revolving credit facility at December 31, 2004.

•	$394 million under Equistar’s $250 million inventory-based revolving credit facility and its $450 million accounts receivable sales facility, after giving effect to the borrowing base net of a $75 million unused availability requirement, $200 million sold under the accounts receivable sales facility and $31 million of outstanding letters of credit under the revolving credit facility as of December 31, 2004. The borrowing base is determined using a formula applied to accounts receivable and inventory balances. The revolving credit facility requires that the unused available amounts under that facility and the $450 million accounts receivable sales facility equal or exceed $75 million through March 30, 2005 and $50 million thereafter or $100 million thereafter if the interest coverage ratio, as defined, is less than 2:1. There was no outstanding borrowing under the revolving credit facility at December 31, 2004.

•	$125 million under Millennium’s $150 million secured revolving credit facility, which matures in June 2006. Availability under the revolving credit facility is reduced to the extent of outstanding letters of credit provided under the facility, which totaled $25 million as of December 31, 2004. There was no outstanding borrowing under the revolving credit facility as of December 31, 2004.

See also “Off-Balance Sheet Arrangements—Accounts receivable sales facilities” below for availability under LCC’s accounts receivable sales facility and Equistar’s accounts receivable sales facility.

LCC Debt—As noted above under “Financing Activities,” in December 2004, LCC entered into an amended and restated credit facility, establishing a $475 million senior secured revolving credit facility, which matures in December 2009. The amended credit facility replaced LCC’s previous $350 million revolving credit facility, which was scheduled to mature in June 2005. In June 2004, LCC obtained an amendment to its previous credit facility that permitted the Millennium transaction and placed certain limits on investments by Lyondell in Equistar, Millennium and specified joint ventures. LCC also obtained amendments to its previous credit facility in February 2004, March 2003 and July 2002 to provide additional financial flexibility by easing certain financial ratio requirements.

LCC’s credit facility and the indentures pertaining to LCC’s senior secured notes and senior subordinated notes contain covenants that, subject to exceptions, restrict sale and leaseback transactions, lien incurrence, debt incurrence, dividends, investments, non-regulatory capital expenditures, certain other payments, sales of assets and mergers. In addition, the amended credit facility requires LCC to maintain specified financial ratios, as defined in the amended and restated credit agreement. Specifically, LCC is not permitted: (1) to allow the Interest Coverage ratio, as defined, for the period of four consecutive fiscal quarters ending on or most recently prior to each of the indicated dates below, to be less than the indicated ratio or (2) to allow the Senior Secured Debt-to-Adjusted EBITDA ratio, as defined, for the period of four consecutive fiscal quarters ending on or prior to the indicated dates below to be greater than the indicated ratio:

	Interest Coverage Ratio	Senior Secured Debt to Adjusted EBITDA Ratio
December 31, 2004	1.75	4.75
March 31, 2005	1.75	4.50
June 30, 2005	2.00	4.50
September 30, 2005	2.00	4.00
December 31, 2005	2.00	3.75
March 31, 2006	2.25	3.25
June 30, 2006	2.50	2.75
September 30, 2006 and thereafter	3.00	2.50

LCC’s ability to comply with these financial ratio requirements will be dependent upon continuing improvement in results of operations.

The breach of the covenants in LCC’s debt agreements could permit the lenders to declare any outstanding LCC debt payable and could permit the lenders under LCC’s credit facility to terminate future lending commitments. Furthermore, under certain circumstances, a default under the debt instruments of Equistar or Millennium would constitute a cross-default under LCC’s credit facility which, under certain circumstances, would then constitute a default under LCC’s indentures. LCC was in compliance with all such covenants as of December 31, 2004.

Equistar Debt—Equistar’s $250 million inventory-based revolving credit facility and the indentures governing its senior notes contain covenants that, subject to certain exceptions, restrict lien incurrence, debt incurrence, sales of assets, investments, capital expenditures, certain other payments, and mergers. The credit facility does not require Equistar to maintain specified financial ratios. The breach of the covenants could permit the lenders or noteholders to declare any outstanding Equistar debt payable and could permit the lenders under Equistar’s inventory-based revolving credit facility to terminate future lending commitments. In addition, some of Equistar’s indentures require additional interest payments to the noteholders if Equistar makes distributions to Lyondell and Millennium when Equistar does not meet a specified fixed charge coverage ratio. Equistar met this ratio and was in compliance with all covenants under these agreements as of December 31, 2004.

Millennium Debt—The Millennium credit facility contains various restrictive covenants and requires Millennium to maintain specified financial ratios. Millennium obtained amendments to its credit facility in the fourth quarter of 2001, the second quarters of 2002 and 2003, and the fourth quarter of 2003 to provide additional financial flexibility by easing certain financial ratio requirements. The amendment in the second quarter of 2002 was conditioned upon the 2002 offering of $100 million principal amount of the 9.25% Senior Notes and the use of the proceeds for the repayment of the credit facility debt. The amendment in the fourth quarter of 2003 was conditioned on Millennium obtaining $110 million of long-term financing, which was satisfied by the sale of $150 million of the 4.00% Convertible Senior Debentures. The amendment in the fourth quarter of 2003 also reduced the maximum availability under the credit facility from $175 million to $150 million. Millennium also obtained an amendment to its credit facility in July 2004 to permit the business combination with Lyondell. On February 2, 2005, Millennium entered into an amendment and waiver to its credit facility, which amended the definition of EBITDA and waived any and all defaults and events of default that may have occurred on or prior to the amendment and waiver as a result of certain adjustments and charges related to the February 2005 restatement of Millennium’s financial statements.

Under the terms of its credit facility, Millennium is not permitted: (1) to allow the Senior Secured Leverage Ratio, as defined, for the period of four consecutive fiscal quarters ending on the indicated dates below, to be more than the indicated ratio, or (2) to allow the Interest Coverage Ratio, as defined, for the period of four consecutive fiscal quarters ending on the indicated dates below, to be less than the indicated ratio:

	Senior Secured Leverage Ratio	Interest Coverage Ratio
December 31, 2004	1.25	1.50
March 31, 2005 and thereafter	1.00	1.75

The covenants in Millennium’s credit facility, the indenture under which Millennium’s 7.00% and 7.625% Senior Debentures were issued and the indenture under which Millennium’s 9.25% Senior Notes were issued limit, among other things, the ability of Millennium and/or certain subsidiaries of Millennium to incur debt, create liens, engage in sale/leaseback transactions, declare or pay dividends on, or purchase, Millennium’s stock, make restricted payments, engage in transactions with affiliates, engage in mergers or acquisitions, engage in domestic accounts receivable securitization transactions, enter into restrictive agreements, transfer substantially all of their respective assets, issue redeemable stock and preferred stock, sell or otherwise dispose of assets, including capital stock of subsidiaries and enter into arrangements that restrict dividends from subsidiaries. Pursuant to these provisions, Millennium currently is prohibited from making restricted payments, including paying dividends.

Millennium has outstanding $150 million aggregate principal amount of 4.00% Convertible Senior Debentures, which are due in 2023, unless earlier redeemed, converted or repurchased. On October 1, 2004, based on a quarterly test related to the price of the common stock, the 4.00% Convertible Senior Debentures became convertible into shares of Millennium’s common stock. As a result of Lyondell’s acquisition of Millennium, Millennium and Lyondell executed a supplemental indenture providing that the holders of the 4.00% Convertible Senior Debentures may convert their debentures into shares of Lyondell’s common stock (or equivalent cash or a combination thereof) at a conversion price as of December 31, 2004, subject to adjustment upon certain events, of $13.63 per share, which is equivalent to a conversion rate of 73.36 Lyondell shares per one thousand dollar principal amount of the debentures. As of December 31, 2004, none of the 4.00% Convertible Senior Debentures were converted into shares of Lyondell common stock.

The debentures are redeemable at Millennium’s option beginning November 15, 2010 at a redemption price equal to 100% of their principal amount. On November 15 in each of 2010, 2013 and 2018, holders of the debentures will have the right to require Millennium to repurchase all or some of the debentures they own at a purchase price equal to 100% of their principal amount. Millennium may choose to pay the purchase price in cash or shares of Lyondell’s common stock or any combination thereof. In the event of a conversion request as a result of the long-term credit rating assigned to the debentures being either Caa1 or lower, in the case of Moody’s Investors Service (“Moody’s”), or B- or lower in the case of Standard & Poor’s (“S&P”) rating service, or if both rating agencies discontinue, withdraw or suspend their ratings, after June 18, 2006, Millennium can deliver cash, or a combination of cash and shares of Lyondell common stock, in lieu of shares of Lyondell common stock. The debentures are currently rated B1 by Moody’s and B+ by S&P. Holders of the debentures also have the right to require Millennium to repurchase all or some of the debentures at a cash purchase price equal to 100% of their principal amount, upon the occurrence of certain events constituting a Fundamental Change, as defined. Lyondell’s acquisition of Millennium was not considered a Fundamental Change, as defined in the indenture.

The breach of the covenants in Millennium’s debt agreements could permit the lenders to declare any outstanding Millennium debt payable and could permit the lenders under Millennium’s credit facility to terminate future lending commitments. Millennium was in compliance with all covenants under its debt agreements as of December 31, 2004.

Millennium’s credit facility is guaranteed by Millennium and Millennium America Inc., a subsidiary of Millennium (“Millennium America”); Millennium’s 7.00% Senior Notes, 7.625% Senior Debentures and 9.25% Senior Notes were issued by Millennium America and are fully and unconditionally guaranteed by Millennium; and Millennium’s 4.00% Convertible Senior Debentures were issued by Millennium and are fully and unconditionally guaranteed by Millennium America.

Joint Venture Debt—At December 31, 2004, the outstanding debt of LCR to parties other than Lyondell was $483 million. This debt is not carried on Lyondell’s balance sheet because Lyondell has no obligation with respect to that debt. The ability of LCR to distribute cash to Lyondell may be affected by restrictive covenants in LCR’s credit facility.

Off-Balance Sheet Arrangements—The Securities and Exchange Commission (“SEC”) has described various characteristics to identify contractual arrangements that would fall within the SEC’s definition of off-balance sheet arrangements. Lyondell is a party to the following arrangements that have some of those characteristics:

•	Accounts receivable sales facilities—LCC has a $150 million, four-year, accounts receivable sales facility, and Equistar has a $450 million, four-year, accounts receivable sales facility. Pursuant to the facilities, Lyondell sells, through wholly owned bankruptcy remote subsidiaries, on an ongoing basis and without recourse, an interest in a pool of domestic accounts receivable to financial institutions participating in the facility. Lyondell is responsible for servicing the receivables. The amount of interest in the pool of receivables permitted to be sold is determined by a formula. The LCC agreement currently permits the sale of up to $125 million of total interest in domestic accounts receivable, which amount would decline by $25 million if LCC’s credit facility were fully drawn. Equistar’s borrowing base is determined using a formula applied to accounts receivable and inventory balances and is net of a $75 million unused availability requirement. The outstanding amount of receivables sold under both of the facilities was $275 million as of December 31, 2004. Accounts receivable in the consolidated balance sheets are reduced by the sales of interests in the pool.

The facilities accelerate availability to the business of cash from product sales that otherwise would have been collected over the normal billing and collection cycle. The availability of the accounts receivable sales facilities provides one element of Lyondell’s ongoing sources of liquidity and capital resources. Upon termination of the facilities, cash collections related to accounts receivable then in the pool would first be applied to the outstanding interest sold, but Lyondell would in no event be required to repurchase such interest. In June 2004, LCC’s accounts receivable sales facility was amended to permit the acquisition of Millennium. See Note 7 to the Consolidated Financial Statements for additional accounts receivable information.

•	Equity investment in joint venture—Lyondell holds a variable equity interest in the LCR joint venture. There are various contractual arrangements for the purchase and sale of product among Lyondell and LCR, as more fully described in Note 6 to the Consolidated Financial Statements. Although Lyondell does not believe that this joint venture investment represents the type of arrangement intended to be addressed by the SEC’s definition of off-balance sheet arrangements, it is important to the future liquidity of, and is therefore a capital resource to, Lyondell. Although distribution to its owners of the earnings of LCR has represented a source of cash for Lyondell in recent years, the debt of LCR is not a source of liquidity or a capital resource for Lyondell. The known events and trends affecting this joint venture are discussed above in the “Operating Results” sections and within this “Financial Condition” section. The effects of this investment on Lyondell’s financial statements are disclosed on the face of the Consolidated Financial Statements and in Note 6 to the Consolidated Financial Statements.

Other obligations that do not give rise to liabilities that would be reflected in Lyondell’s balance sheet are described below under “Purchase Obligations” and “Operating Leases.”

Contractual and Other Obligations—The following table summarizes, as of December 31, 2004, Lyondell’s minimum payments for long-term debt, and contractual and other obligations for the next five years and thereafter.

		Payments Due By Period
Millions of dollars	Total	2005	2006	2007	2008	2009	Thereafter
Contractual obligations
Long-term debt	$7,555	$—	$656	$1,404	$1,903	$1,102	$2,490
Interest payable	3,826	694	672	567	474	261	1,158
Pension benefits:
PBO	1,997	125	112	117	124	130	1,389
Assets	(1,313)	—	—	—	—	—	(1,313)

Funded status	684
Other postretirement benefits	246	17	17	18	18	18	158
Advances from customers	236	—	36	30	29	29	112
Other noncurrent obligations	685	—	114	87	64	64	356
Deferred income taxes	1,477	—	—	—	—	—	1,477
Other contractual obligations:
Purchase obligations	8,640	1,103	901	740	638	602	4,656
Operating leases	1,194	171	155	134	114	105	515

Total	$24,543	$2,110	$2,663	$3,097	$3,364	$2,311	$10,998

Long-Term Debt—Lyondell’s long-term debt includes credit facilities and debt obligations of LCC, as well as credit facilities and debt obligations maintained by Lyondell’s wholly owned subsidiaries, Equistar and Millennium. LCC has not guaranteed the subsidiaries’ credit facilities or debt obligations, except for $300 million of Equistar debt. See “Liquidity and Capital Resources” above for a discussion of covenant requirements under the credit facilities and indentures of LCC, Equistar and Millennium. Also see Note 11 to the Consolidated Financial Statements for additional information regarding long-term debt.

Interest Payable—The long-term debt agreements contain provisions for the payment of either monthly or semi-annual interest at a stated rate of interest over the term of the debt. These payment obligations are reflected in the table above.

Pension Benefits—Lyondell maintains several defined benefit pension plans, as described in Note 14 to the Consolidated Financial Statements. At December 31, 2004, the projected benefit obligation for Lyondell’s pension plans, including Equistar and Millennium plans, exceeded the fair value of plan assets by $684 million. Subject to future actuarial gains and losses, as well as actual asset earnings, Lyondell, together with its consolidated subsidiaries, will be required to fund the $684 million, with interest, in future years. The minimum required contribution may reach an annual rate of approximately $115 million by 2006. Lyondell’s pension contributions were $43 million, $15 million and $4 million in the years 2004, 2003 and 2002, respectively, and are estimated to be approximately $100 million in 2005, including Equistar and Millennium plans. Past pension contributions by Equistar were $16 million, $15 million and $18 million in 2004, 2003 and 2002, respectively, and by Millennium were $15 million, $12 million and $9 million in the same years. During 2004, Lyondell’s minimum pension liability increased by $10 million, with a related charge to other comprehensive income. This increase was primarily the result of the consolidation of Millennium and Equistar, which resulted in an additional minimum pension liability of $8 million. During 2003, Lyondell’s minimum pension liability declined by $22 million, largely as a result of improved plan asset performance, and during 2002, Lyondell recognized an increase in its minimum pension liability of $61 million, with a corresponding charge to other comprehensive income. The $405 million cumulative minimum pension liability represents accumulated pension benefit obligations in excess of pension plan assets at December 31, 2004.

Other Postretirement Benefits—Lyondell provides other postretirement benefits, primarily medical benefits, as described in Note 14 to the Consolidated Financial Statements. Other postretirement benefits are unfunded and are paid by Lyondell as incurred. Estimates of other postretirement benefit payments through 2009 are included in the table above.

Advances from Customers—Lyondell received advances from customers in prior years in connection with long-term sales agreements under which Lyondell is obligated to deliver product primarily at cost-based prices. These advances are treated as deferred revenue and will be amortized to earnings over the remaining terms of the respective contracts, which primarily range from 8 to 14 years. The unamortized long-term portion of such advances totaled $236 million and $93 million as of December 31, 2004 and 2003, respectively. The increase from 2003 to 2004 resulted from Lyondell’s acquisition of Millennium and consolidation of Equistar (see Note 3 to the Consolidated Financial Statements), as Equistar’s unamortized long-term portion of advances received from customers in 2003 and 2002 was $139 million as of December 31, 2004.

Other Noncurrent Obligations—Other noncurrent obligations primarily include accruals for environmental remediation costs and obligations under deferred compensation arrangements.

Deferred Income Taxes—The scheduled settlement of the deferred tax liabilities shown in the table is based on the scheduled reversal of the underlying temporary differences, all of which would be fully offset during the first five years by Lyondell’s tax loss carry forwards. Actual cash tax payments will vary dependent upon future taxable income.

Purchase Obligations—Lyondell is party to various obligations to purchase products and services, principally for utilities and industrial gases and ore used in the production of TiO2. These commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements. Included in purchase obligations is a commitment to purchase minimum annual quantities of toluene diamine (“TDA”) from Rhodia through 2005 and to reimburse Rhodia for the costs of operating the TDI facility at Pont de Claix, France, through March 2016, for which TDA is the principal raw material. The Rhodia obligations, denominated in euros, include fixed and variable components. The actual future obligation will vary with fluctuations in foreign currency exchange rates, market prices of raw materials and other variable cost components such as utility costs. Approximately 9% of the annual payments through 2005 and 12% of the annual payments thereafter shown in the table above are subject to such variability. See the “Commitments” section of Note 16 to the Consolidated Financial Statements for a description of Lyondell’s commitments and contingencies, including these purchase obligations.

Operating Leases—Lyondell leases various facilities and equipment under noncancelable lease arrangements for various periods. See Note 12 to the Consolidated Financial Statements for related lease disclosures.

LCR Liquidity and Capital Resources—In May 2004, LCR refinanced its credit facilities with a new facility, consisting of a $450 million senior secured term loan and a $100 million senior secured revolver, which matures in May 2007. The term loan requires quarterly amortization payments of $1.125 million, which began in September 2004. The new facility replaced LCR’s $450 million bank loan facility and $70 million revolving credit facility, which were scheduled to mature in June 2004, is secured by substantially all of the assets of LCR and contains covenants that require LCR to maintain specified financial ratios covering Debt-to-Total-Capitalization, EBITDA-to-Interest Expense and Secured Debt-to-EBITDA, all as defined. The financial ratios under the new facility are generally less restrictive. In September 2004, LCR obtained an amendment to the new facility that reduced the interest rate and eased certain financial covenants, including the Debt-to-Total-Capitalization ratio. The revolving credit facility, which was undrawn at December 31, 2004, is reduced to the extent of outstanding letters of credit provided under the credit facility, which totaled $12 million as of December 31, 2004. LCR was in compliance with all covenants under its credit facility as of December 31, 2004.

As part of the May 2004 refinancing, Lyondell and CITGO extended the maturity of the LCR loans payable to partners, including $229 million payable to Lyondell and $35 million payable to CITGO, from July 2005 to January 2008.

Current Business Outlook

Business conditions continue to be positive for the majority of Lyondell’s products, and Lyondell continues to benefit from strong economics for its liquids-based ethylene facilities. Supply/demand conditions for the majority of Lyondell’s products have strengthened, and Lyondell generally expects this strengthening to continue throughout 2005. Through the spring of 2005, Lyondell expects that its gasoline-related products and TiO2 will benefit from typical seasonal improvement.

LCR’s 2005 operating results will be affected by maintenance turnarounds of two major operating units in the second quarter 2005. Additionally, it is expected that certain favorable timing factors in the CSA contract, which contributed to record 2004 results, may not recur.

Volatile and elevated energy prices and resultant raw material prices continue to be a concern. While the industry appears to continue to adapt to this energy price environment, the primary concern is the impact that it may have on the broader global economy. Overall, Lyondell believes that 2005 will be characterized by additional tightening of supply/demand for its products.

Related Party Transactions

Lyondell had significant related party transactions with Equistar, including significant purchases of raw materials from Equistar and significant administrative services provided to Equistar. In addition, Equistar and LCR, as well as other parties related to Equistar and LCR, engage in significant transactions among themselves. Occidental, which owns a 17% interest in Lyondell, makes significant purchases of raw materials from Equistar. Lyondell believes that such related party transactions are effected on terms substantially no more or less favorable than those that would have been agreed upon by third parties on an arm’s-length basis. See Notes 5 and 6 to the Consolidated Financial Statements for further discussion of related party transactions involving Lyondell, Equistar and LCR.

Critical Accounting Policies

Lyondell applies those accounting policies that management believes best reflect the underlying business and economic events, consistent with accounting principles generally accepted in the U.S. Lyondell’s more critical accounting policies include those related to the basis of presentation, long-lived assets, including the costs of major maintenance turnarounds and repairs, the valuation of goodwill, accruals for long-term employee benefit costs such as pension and other postretirement costs, liabilities for anticipated expenditures to comply with environmental regulations, and accruals for taxes based on income. Inherent in such policies are certain key assumptions and estimates made by management. Management periodically updates its estimates used in the preparation of the financial statements based on its latest assessment of the current and projected business and general economic environment. These critical accounting policies have been discussed with the Audit Committee of Lyondell’s Board of Directors. Lyondell’s significant accounting policies are summarized in Note 2 to the Consolidated Financial Statements.

Basis of Presentation—The consolidated financial statements include the accounts of Lyondell and its subsidiaries. Investments in joint ventures where Lyondell exerts a certain level of management control, but lacks full decision making ability over all major issues, are accounted for using the equity method. For the major unconsolidated joint ventures, LCR and, prior to December 1, 2004, Equistar, governance is generally based on equal representation from the partners who jointly control certain key management decisions. These include approval of the strategic plan, capital expenditures and annual budget, issuance of debt and the appointment of executive management of the joint venture. Accordingly, Lyondell’s investment in LCR and, prior to December 1, 2004, Equistar, are carried on the equity method, even though Lyondell’s ownership percentage exceeds 50%.

Long-Lived Assets—With respect to long-lived assets, key assumptions include the estimates of useful asset lives and the recoverability of carrying values of fixed assets and other intangible assets, as well as the existence of any obligations associated with the retirement of fixed assets. Such estimates could be significantly modified and/or the carrying values of the assets could be impaired by such factors as new technological developments, new chemical industry entrants with significant raw material or other cost advantages, uncertainties associated with the U.S. and world economies, the cyclical nature of the chemical and refining industries, and uncertainties associated with governmental actions, whether regulatory or, in the case of LCR, with respect to the CSA.

To reflect economic and market conditions, from time to time Lyondell may temporarily idle manufacturing facilities. Assets that are temporarily idled are reviewed for impairment at the time they are idled, and at least annually thereafter. Fixed assets with a net book value of $145 million were temporarily idled as of December 31, 2004. Those assets continue to be depreciated over their remaining useful lives. No impairments were recorded in 2004, 2003 or 2002 for temporarily idled facilities.

Lyondell defers the costs of major periodic maintenance and repair activities (“turnarounds”) in excess of $5 million, amortizing such costs over the period until the next expected major turnaround of the affected unit. During 2004, 2003 and 2002, Lyondell’s cash expenditures (excluding Equistar’s and Millennium’s expenditures in December 2004) of $44 million, $20 million and $11 million, respectively, were deferred and are being amortized, predominantly over 4 to 7 years. During the same years, Equistar expenditures of $55 million, $97 million and $49 million, and Millennium expenditures of $12 million, $15 million and $11 million were similarly deferred. Lyondell’s amortization in 2004, 2003 and 2002, of previously deferred turnaround costs was $16 million, $12 million and $14 million, respectively.

The estimated useful lives of long-lived assets range from 3 to 30 years. Depreciation and amortization of these assets, including amortization of deferred turnaround costs, under the straight-line method over their estimated useful lives totaled $289 million in 2004. If the useful lives of the assets were found to be shorter than originally estimated, depreciation and amortization charges would be accelerated. During 2003, depreciation of property, plant and equipment increased to $182 million from $137 million in 2002, partly due to a reduction in the estimated remaining useful lives of certain production assets.

Additional information on long-lived assets, deferred turnaround costs and related depreciation and amortization appears in Note 9 to the Consolidated Financial Statements.

Goodwill—Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets and liabilities of acquired businesses. Lyondell evaluates the carrying value of goodwill annually or more frequently if events or changes in circumstances indicate that the carrying amount may exceed fair value. Recoverability is determined by comparing the estimated fair value of the reporting unit to which the goodwill applies to the carrying value, including goodwill, of that reporting unit. As a result of the acquisition of Millennium, Lyondell recognized an additional $1.1 billion of goodwill in 2004, and the carrying value of Lyondell’s goodwill totaled $2.2 billion at December 31, 2004. The recoverability of Lyondell’s goodwill is dependent upon the future valuations associated with its reporting units, which could change significantly based upon business performance or other factors.

Long-Term Employee Benefit Costs—The costs to Lyondell of long-term employee benefits, particularly pension and other postretirement medical and life insurance benefits, are incurred over long periods of time, and involve many uncertainties over those periods. The net periodic benefit cost attributable to current periods is based on several assumptions about such future uncertainties, and is sensitive to changes in those assumptions. It is management’s responsibility, often with the assistance of independent experts, to select assumptions that in its judgment represent its best estimates of the future effects of those uncertainties. It also is management’s responsibility to review those assumptions periodically to reflect changes in economic or other factors that affect those assumptions.

The current benefit service costs, as well as the existing liabilities, for pensions and other postretirement benefits are measured on a discounted present value basis. The discount rate is a current rate, related to the rate at which the liabilities could be settled. Lyondell’s assumed discount rate is based on average rates published by Moody’s and Merrill Lynch for high-quality (Aa rating) ten-year fixed income securities. For the purpose of measuring the U.S. benefit obligations at December 31, 2004, Lyondell lowered its assumed discount rate from 6.25% to 5.75%, reflecting the general decline in market interest rates during 2004. The 5.75% rate also will be used to measure net periodic benefit cost during 2005. A further one percentage point reduction in the assumed discount rate for Lyondell and LCR would increase Lyondell’s benefit obligation for pensions and other postretirement benefits by approximately $293 million, and would reduce Lyondell’s net income, including the impact on income from Lyondell’s equity investment in LCR, by approximately $16 million.

The benefit obligation and the periodic cost of other postretirement medical benefits also are measured based on assumed rates of future increase in the per capita cost of covered health care benefits. As of December 31, 2004, the assumed rate of increase was 10% for 2005, 7% for 2006 through 2007 and 5% thereafter. A one percentage point change in the health care cost trend rate assumption would have no significant effect on either the benefit liability or the net periodic cost, due to limits on Lyondell’s maximum contribution level under the medical plan.

The net periodic cost of pension benefits included in expense also is affected by the expected long-term rate of return on plan assets assumption. Investment returns that are recognized currently in net income represent the expected long-term rate of return on plan assets applied to a market-related value of plan assets which, for Lyondell, is defined as the market value of assets. The expected rate of return on plan assets is a longer term rate, and is expected to change less frequently than the current assumed discount rate, reflecting long-term market expectations, rather than current fluctuations in market conditions.

Prior to 2003, Lyondell’s expected long-term rate of return on U.S. plan assets of 9.5% had been based on the average level of earnings that its independent pension investment advisor had advised could be expected to be earned over time. The expectation was based on an asset allocation of 50% U.S. equity securities (11% expected return), 20% non-U.S. equity securities (11.7% expected return), and 30% fixed income securities (6.5% expected return) that had been recommended by the advisor, and had been adopted for the plans. Over the three-year period ended December 31, 2003, Lyondell’s actual return on plan assets was a loss averaging 1.8% per year. In 2003, Lyondell reviewed its asset allocation and expected long-term rate of return and obtained an updated asset allocation recommendation from the independent pension investment advisor, including updated expectations for long-term market earnings rates for various classes of investments. Based on this review, Lyondell reduced its expected long-term rate of return on plan assets to 8%, and did not significantly change its plan asset allocations. The actual return on plan assets in 2004 was 11%.

The actual rate of return on plan assets may differ from the expected rate due to the volatility normally experienced in capital markets. Management’s goal is to manage the investments over the long term to achieve optimal returns with an acceptable level of risk and volatility. Based on the market value of plan assets at December 31, 2004, a one percentage point decrease in this assumption for Lyondell and LCR would decrease Lyondell’s net income, including the impact on income from its equity investment in LCR, by approximately $9 million.

Net periodic pension cost recognized each year includes the expected asset earnings, rather than the actual earnings or loss. As a result of asset earnings significantly below the expected return on plan assets rate over the three-year period ended December 31, 2003, the level of unrecognized investment losses, together with the net actuarial gains and losses, is $344 million at December 31, 2004. This unrecognized amount, to the extent it exceeds ten percent of the projected benefit obligation for the respective plan, will be recognized as additional net periodic benefit cost over the average remaining service period of the participants in each plan. This annual amortization charge would be $16 million per year based on the December 31, 2004 unrecognized amount.

Additional information on the key assumptions underlying these benefit costs appears in Note 14 to the Consolidated Financial Statements.

Liabilities for Environmental Remediation Costs—Anticipated expenditures related to investigation and remediation of contaminated sites, which include operating facilities and waste disposal sites, are accrued when it is probable a liability has been incurred and the amount of the liability can be reasonably estimated. Only ongoing operating and monitoring costs, the timing of which can be determined with reasonable certainty, are discounted to present value. Future legal costs associated with such matters, which generally are not estimable, are not included in these liabilities.

As of December 31, 2004, Lyondell’s environmental liability for future remediation costs at all current and former plant sites and Superfund sites totaled $147 million. The liabilities for individual sites range from $1 million to $78 million and are expected to be incurred over a number of years, and not be concentrated in any single year. In the opinion of management, there is no material estimable range of reasonably possible loss in excess of the liabilities recorded for environmental remediation. However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in investigations by regulatory agencies, could require Lyondell to reassess its potential exposure related to environmental matters. See Note 16 to the Consolidated Financial Statements for further discussion of environmental remediation matters.

Accruals for Taxes Based on Income—Uncertainties exist with respect to interpretation of complex U.S. federal and non-U.S. tax regulations. Management expects that Lyondell’s interpretations will prevail. Also, Lyondell has recognized deferred tax benefits relating to its future utilization of past operating losses. Lyondell believes it is more likely than not that the amounts of deferred tax assets in excess of the related valuation reserves will be realized. Further details on Lyondell’s income taxes appear in Note 15 to the Consolidated Financial Statements.

Accounting and Reporting Changes

To better reflect the full cost of employee compensation, Lyondell adopted the “fair value” method of accounting for employee stock options, the preferred method as defined by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, in the first quarter 2003. Lyondell is using the prospective transition method, one of three alternatives under SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, for a voluntary change to the fair value method. Under the prospective transition method, an estimate of the fair value of options granted to employees during 2003 and thereafter is charged to earnings over the related vesting periods. This change resulted in an after-tax charge of approximately $3 million for each of the years ended December 31, 2004 and 2003. See Note 2 to the Consolidated Financial Statements.

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

Anticipated Accounting Changes

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment. The primary focus of this Statement is accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as by the granting of stock options. Lyondell will be required to apply SFAS No. 123 (revised 2004) no later than the third quarter 2005, using the fair-value-based method of accounting for share-based payment transactions with employees rather than the intrinsic method previously allowed by APB Opinion No. 25, Accounting for Stock Issued to Employees. As noted above, Lyondell has already adopted the fair-value-based method for accounting for its share-based payment transactions with employees, and SFAS No. 123 (revised 2004) is not expected to have a material impact on Lyondell’s financial statements.

Also in December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which amends APB Opinion No. 29, Accounting for Nonmonetary Transactions, to eliminate the exception for nonmonetary exchanges of similar productive assets, which is replaced with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange is defined to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Lyondell will be required to adopt SFAS No. 153 no later than the third quarter 2005 with prospective application. Lyondell is currently evaluating the impact, if any, that implementation of SFAS No. 153 will have on its financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs. The primary impact of the statement on Lyondell will be recognition as period costs of any abnormal amounts of idle facility expense, freight, handling costs, and spoilage. The provisions of SFAS No. 151 will be applied prospectively upon implementation, which is required no later than the first quarter 2006. Lyondell does not expect application of SFAS No. 151 to have a material impact on its financial statements.

Environmental Matters

Various environmental laws and regulations impose substantial requirements upon the operations of Lyondell. Lyondell’s policy is to be in compliance with such laws and regulations, which include, among others, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or “Superfund”) as amended, the Resource Conservation and Recovery Act (“RCRA”) and the Clean Air Act Amendments. Lyondell does not specifically track all recurring costs associated with managing hazardous substances and pollution in ongoing operations. Such costs are included in cost of sales. Lyondell also makes capital expenditures to comply with environmental regulations. Such capital expenditures in 2004, 2003 and 2002 totaled approximately $30 million, $11 million and $11 million, respectively. The 2004 spending includes Equistar and Millennium spending for the month of December 2004. Capital expenditures by Equistar (on a 100% basis) for regulatory compliance in 2004, 2003 and 2002 were $44 million, $38 million and $14 million, respectively, and capital expenditures by LCR (on a 100% basis) for regulatory compliance were $31 million, $16 million and $31 million in the same periods. The increase in Lyondell’s 2004 capital expenditures resulted from the emission reduction rules discussed in the next paragraph below. Lyondell currently estimates that these rules will result in further increases in expenditures at existing facilities, including Equistar and Millennium facilities, to approximately $120 million in 2005 and $108 million in 2006, including estimated expenditures related to emission control standards for nitrogen oxides (“NOx”) and highly reactive, volatile organic compounds (“HRVOC”), as described below, and a wastewater management project. Capital spending to comply with environmental regulations at LCR’s facilities (on a 100% basis) is estimated to be approximately $96 million in 2005 and $129 million in 2006. The expected increase in environmental spending at LCR’s facilities reflects spending for low sulfur fuels regulations, as well as for emission reductions.

Under the Clean Air Act, the eight-county Houston/Galveston region has been designated a severe non-attainment area for ozone by the U.S. Environmental Protection Agency (“EPA”) under a “one-hour” ozone standard. Emission reduction controls for NOx must be installed at LCR’s refinery and each of Lyondell’s ten facilities in the Houston/Galveston region prior to the November 2007 compliance deadline for the one-hour ozone standard.

In addition, in December 2004, the regulatory agency for the state of Texas, the Texas Commission on Environmental Quality (“TCEQ”), finalized controls over HRVOCs. Lyondell and LCR are still assessing the impact of the HRVOC revisions. In April 2004, the EPA designated the eight-county Houston/Galveston region a moderate non-attainment area under an “eight-hour” ozone standard. As a result, the TCEQ must submit a plan to the EPA in 2007 to demonstrate compliance with the eight-hour ozone standard in 2010. Although the one-hour ozone standard expires in 2005, the controls under that standard will not be relaxed under the EPA’s new eight-hour transition rules. As a result, Lyondell and LCR still will be required to meet the new emission standards for NOx and HRVOCs. The timing and amount of the estimated expenditures are subject to these regulatory and other uncertainties, as well as to obtaining the necessary permits and approvals. The ultimate cost of implementing any plan developed to comply with the final ozone standards cannot be estimated at this time.

The Clean Air Act also specified certain emissions standards for vehicles and, in 1998, the EPA concluded that additional controls on gasoline and diesel fuel were necessary. New standards for gasoline were finalized in 1999 and required refiners to produce a low sulfur gasoline by 2004, with final compliance by 2006. A new “on-road” diesel standard was adopted in January 2001 and will require refiners of on-road diesel fuel to produce 80% as ultra low sulfur diesel (“ULSD”) by June 2006 and 100% by the end of 2009, with less stringent standards for “off road” diesel fuel. To date, the off-road diesel fuel standards have not been finalized. These gasoline and diesel fuel standards will result in increased capital investment for LCR. In addition, these standards could result in higher operating costs for LCR. Lyondell’s business may also be impacted if these standards increase the cost for processing fuel components.

The Clean Air Act Amendments of 1990 set minimum levels for oxygenates, such as MTBE, in gasoline sold in areas not meeting specified air quality standards. However, the presence of MTBE in some water supplies in California and other states due to gasoline leaking from underground storage tanks and in surface water from recreational water craft has led to public concern about the use of MTBE. Certain U.S. states have banned the use of MTBE, while other U.S. federal and state governmental initiatives have sought either to rescind the oxygen requirement for reformulated gasoline or to restrict or also ban the use of MTBE. During 2003, the U.S. House of Representatives and the U.S. Senate produced an energy bill that would have phased out the use of MTBE over 10 years, but also provided limited liability protection for MTBE. The House of Representatives passed the bill as reported out of conference, but the Senate did not. A new energy bill was under consideration in the Senate in 2004 that would have phased out use of MTBE, but would not have provided liability protection. The 2004 Senate bill was not passed during 2004. The final form and timing of the reconciliation of any energy bill in the U.S. Congress is uncertain.

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

At this time, Lyondell cannot predict the full impact that these potential U.S. federal and state governmental initiatives and state bans will have on MTBE margins or volumes longer term. Lyondell’s North American MTBE sales represented approximately 14% and 17% of its total revenues for the years ended December 31, 2004 and 2003, respectively. Lyondell intends to continue marketing MTBE in the U.S. However, should it become necessary or desirable to significantly reduce MTBE production, Lyondell would need to make capital expenditures to add the flexibility to produce alternative gasoline blending components, such as iso-octane, iso-octene (also known as “di-isobutylene”) or ethyl tertiary butyl ether (“ETBE”), at its U.S.-based MTBE plant. Lyondell intends to install equipment at its Channelview, Texas facility that would provide Lyondell with the flexibility to produce di-isobutylene, an alternative gasoline component, instead of MTBE at that facility. The current estimated cost of converting Lyondell’s U.S.-based MTBE plant to di-isobutylene production is less than $20 million. Lyondell’s U.S.-based MTBE plant could be converted to ETBE production with minimal capital expenditure. Lyondell is pursuing ETBE viability through legislative efforts. One key hurdle was equal access to the federal subsidy provided for ethanol blended into gasoline for the ethanol component of ETBE, which was addressed in tax legislation enacted in 2004. Lyondell is currently evaluating the effects of the new tax legislation, as well as the di-isobutylene alternative, prior to making any ultimate decision, which will be influenced by further regulatory and market developments. The profit contribution related to alternative gasoline blending components is likely to be lower than that historically realized on MTBE.

A Millennium subsidiary, which is now a subsidiary of Lyondell, has been identified as a PRP with respect to the Kalamazoo River Superfund Site. The site involves cleanup of river sediments and floodplain soils contaminated with PCBs, cleanup of former paper mill operations, and cleanup and closure of landfills associated with the former paper mill operations. In 2000, the KRSG, of which the Millennium subsidiary and other PRPs are members, submitted to the State of Michigan a Draft Remedial Investigation and Draft Feasibility Study, which evaluated a number of remedial options for the river. The estimated costs for these remedial options ranged from $0 to $2.5 billion.

At the end of 2001, the EPA took lead responsibility for the river portion of the site at the request of the State of Michigan. In 2004, the EPA initiated a confidential process to facilitate discussions among the agency, the Millennium subsidiary, other PRPs, the Michigan Departments of Environmental Quality and Natural Resources, and certain federal natural resource trustees about the need for additional investigation activities and different possible approaches for addressing the contamination in and along the Kalamazoo River.

As of December 31, 2004, the probable liability associated with the river cannot be determined with certainty. A liability of $40 million has been recognized, representing Millennium’s interim allocation of 55% of the $73 million estimated cost of bank stabilization, recommended as the preferred remedy in 2000 by the KRSG. Although the KRSG study identified a broad range of remedial options, not all of those options would represent reasonably possible outcomes. Management does not believe that it can identify a single remedy among those options that would represent the highest-cost reasonably possible outcome.

In addition, Lyondell has recognized a liability of $38 million primarily related to Millennium’s estimated share of remediation costs for two former paper mill sites and associated landfills, which are also part of the Kalamazoo River Superfund Site. Although no final agreement has been reached as to the ultimate remedy for these locations, Millennium has begun remediation activity related to these sites.

Millennium’s ultimate liability for the Kalamazoo River Superfund Site will depend on many factors that have not yet been determined, including the ultimate remedy selected, the determination of natural resource damages, the number and financial viability of the other PRPs, and the determination of the final allocation among the PRPs.

As of December 31, 2004, Lyondell’s environmental liability for future remediation costs at all current and former plant sites and Superfund sites totaled $147 million. The liabilities for individual sites range from $1 million to $78 million and are expected to be incurred over a number of years, and not be concentrated in any single year. In the opinion of management, there is no material estimable range of reasonably possible loss in excess of the liabilities recorded for environmental remediation. However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in investigations by regulatory agencies, could require Lyondell to reassess its potential exposure related to environmental matters.

Item 7A. Disclosure of Market and Regulatory Risk

Commodity Price Risk

A substantial portion of Lyondell’s products and raw materials, as well as those of LCR, are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of Lyondell’s profitability tend to fluctuate with changes in the business cycle. Lyondell tries to protect against such instability through various business strategies. These include entering into multi-year processing and sales agreements, moving downstream into derivatives products whose pricing is more stable, utilization of the raw material flexibility of Equistar’s ethylene plants and the use of the “deemed margin” contract at LCR.

In addition, Lyondell selectively uses commodity swap, option, and futures contracts with various terms to manage the volatility related to purchases of natural gas and raw materials, as well as product sales. Market risks created by these derivative instruments and the mark-to-market valuations of open positions are monitored by management. During 2004, 2003 and 2002, the derivative transactions were not significant compared to Lyondell’s overall inventory purchases and product sales. At December 31, 2004, the market value of outstanding derivatives and the related value at risk was not material.

Foreign Exchange Risk

Lyondell manufactures and markets its products in a number of countries throughout the world and, as a result, is exposed to changes in foreign currency exchange rates. Costs in some countries are incurred, in part, in currencies other than the applicable functional currency. Lyondell utilizes forward, swap and option derivative contracts with terms normally lasting less than three months to protect against the adverse effect that exchange rate fluctuations may have on foreign currency denominated trade receivables and trade payables. These derivatives generally are not designated as hedges for accounting purposes. At December 31, 2004, foreign currency forward and swap contracts in the notional amount of $104 million were outstanding. Assuming a 10% unfavorable change in foreign exchange rates, the negative impact on earnings would be approximately $6 million after tax. Sensitivity analysis was used for this purpose.

Interest Rate Risk

Lyondell had no borrowing outstanding under its variable-rate revolving credit facilities at December 31, 2004, and its remaining exposure to interest rate risk was minimal. Derivative instruments have been used selectively to manage the ratio of fixed- to variable-rate debt at Millennium. At December 31, 2004, there were outstanding interest rate swap agreements in the notional amount of $175 million, which were designated as fair-value hedges of underlying fixed-rate obligations. The fair value of these interest rate swap agreements was an obligation of $1 million at December 31, 2004, resulting in a decrease in the carrying value of long-term debt and the recognition of a corresponding liability. Assuming a 10% unfavorable change in variable interest rates, the negative impact on the fair value of the obligations would be approximately $2 million. Sensitivity analysis was used for this purpose.

At December 31, 2004, LCR had variable rate debt of $483 million, excluding the note payable by LCR to Lyondell. Lyondell’s exposure to interest rate risk at LCR was not material. Sensitivity analysis was used for purposes of this analysis.

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

New air pollution standards promulgated by federal and state regulatory agencies in the U.S., including those specifically targeting the eight-county Houston/Galveston region, will affect a substantial portion of the operating facilities of Lyondell, Equistar and LCR and two Millennium facilities. Compliance with these standards will result in increased capital investment during the next several years and higher annual operating costs for Lyondell, Equistar, Millennium and LCR. Lyondell is still assessing the impact of these proposed regulations, and the ultimate cost of implementing any plan developed to comply with the final ozone standards cannot be estimated at this time. See “Clean Air Act” section of Note 16 to the Consolidated Financial Statements and “Environmental Matters” above.

Item 8. Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Lyondell Chemical Company is responsible for establishing and maintaining adequate internal control over financial reporting. Lyondell’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Lyondell acquired Millennium, now a wholly owned subsidiary of Lyondell, on November 30, 2004. Millennium’s sales and other operating revenues that are included in Lyondell’s consolidated sales and other operating revenues comprise approximately 2% of the consolidated Lyondell revenues for the year ended December 31, 2004. Total assets of Millennium comprise approximately 24% of the consolidated Lyondell total assets as of December 31, 2004. Since the acquisition occurred late in 2004, Lyondell management was not required to include the businesses of Millennium in its assessment of the effectiveness of internal control over financial reporting for Lyondell as of December 31, 2004. Accordingly, the businesses of Millennium are excluded from Lyondell management’s assessment of the effectiveness of its internal control over financial reporting as of December 31, 2004.

Lyondell management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on its assessment, Lyondell’s management has concluded that the Company’s internal control over financial reporting (which assessment excluded the Millennium businesses, as permitted and discussed above) was effective as of December 31, 2004 based on those criteria.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, as stated in their report that appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Lyondell Chemical Company:

We have completed an integrated audit of Lyondell Chemical Company’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Lyondell Chemical Company and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Accounting for Goodwill and Other Intangible Assets.”

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2003, the Company changed its method of accounting for stock-based compensation to conform to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation—Transition and Disclosure.”

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Millennium Chemicals Inc. from its assessment of internal control over financial reporting as of December 31, 2004 because it was acquired by the Company in a purchase business combination during 2004. We have also excluded Millennium Chemicals Inc. from our audit of internal control over financial reporting. Millennium Chemicals Inc. is a wholly-owned subsidiary whose total assets and total revenues represent 24% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP

Houston, Texas

March 16, 2005

LYONDELL CHEMICAL COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	For the year ended December 31,
Millions of dollars, except per share data	2004	2003	2002
Sales and other operating revenues	$5,968	$3,801	$3,262

Operating costs and expenses:
Cost of sales	5,475	3,599	2,898
Selling, general and administrative expenses	283	166	160
Research and development expenses	41	37	30
Purchased in-process research and development	64	—	—

	5,863	3,802	3,088

Operating income (loss)	105	(1)	174

Interest expense	(463)	(415)	(384)
Interest income	14	23	11
Other income (expense), net	(30)	15	(29)

Loss before equity investments and income taxes	(374)	(378)	(228)

Income (loss) from equity investments:
Equistar Chemicals, LP	141	(228)	(117)
LYONDELL-CITGO Refining LP	303	144	135
Other	7	(19)	(4)

	451	(103)	14

Income (loss) before income taxes	77	(481)	(214)

Provision for (benefit from) income taxes	23	(179)	(66)

Net income (loss)	$54	$(302)	$(148)

Basic and diluted earnings (loss) per share	$0.29	$(1.84)	$(1.10)

See Notes to the Consolidated Financial Statements.

LYONDELL CHEMICAL COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,
Millions, except shares and par value data	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$804	$438
Accounts receivable:
Trade, net	1,437	365
Related parties	132	84
Inventories	1,619	347
Prepaid expenses and other current assets	189	82
Deferred tax assets	276	43

Total current assets	4,457	1,359
Property, plant and equipment, net	7,215	2,640
Investments and long-term receivables:
Investment in Equistar Chemicals, LP	—	965
Investment in PO joint ventures	838	866
Investment in and receivable from LYONDELL-CITGO Refining LP	192	232
Other investments and long-term receivables	160	85
Goodwill, net	2,175	1,080
Other assets, net	891	406

Total assets	$15,928	$7,633

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	$1,071	$284
Related parties	126	147
Current maturities of long-term debt	308	—
Accrued liabilities	790	268

Total current liabilities	2,295	699
Long-term debt	7,555	4,151
Other liabilities	1,747	680
Deferred income taxes	1,477	792
Commitments and contingencies
Minority interest	181	155
Stockholders’ equity:
Common stock, $1.00 par value, 420,000,000 shares authorized, 244,541,913 and 142,330,000 shares issued, respectively	245	142
Series B common stock, $1.00 par value, 80,000,000 shares authorized, zero and 36,823,421 shares issued, respectively	—	37
Additional paid-in capital	3,000	1,571
Retained deficit	(600)	(474)
Accumulated other comprehensive income (loss)	56	(54)
Treasury stock, at cost, 856,915 and 2,360,834 shares, respectively	(28)	(66)

Total stockholders’ equity	2,673	1,156

Total liabilities and stockholders’ equity	$15,928	$7,633

See Notes to the Consolidated Financial Statements.

LYONDELL CHEMICAL COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
Millions of dollars	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$54	$(302)	$(148)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	289	250	244
(Income) loss from equity investments	(451)	103	(14)
Distributions of earnings from affiliates	424	144	135
Deferred income taxes	19	(172)	(24)
Purchased in-process research and development	64	—	—
Debt prepayment charges and premiums	18	5	23
Gain on sale of equity interest	—	(18)	—
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	24	(54)	(7)
Inventories	(137)	14	(14)
Accounts payable	(11)	61	13
Income taxes refundable (payable), net	15	27	62
Other assets and liabilities, net	74	45	19

Net cash provided by operating activities	382	103	289

Cash flows from investing activities:
Expenditures for property, plant and equipment	(83)	(268)	(22)
Distributions in excess of earnings from affiliates	95	111	—
Contributions and advances to affiliates	(53)	(137)	(114)
Cash received in acquisition of Equistar Chemicals, LP	85	—	—
Cash received in acquisition of Millennium Chemicals Inc.	367	—	—
Purchase of equity interest in Equistar	—	—	(440)
Proceeds from sale of equity interest	—	28	—
Maturity (purchase) of other short-term investments	—	44	(44)
Other	(12)	—	(3)

Net cash provided by (used in) investing activities	399	(222)	(623)

Cash flows from financing activities:
Repayment of long-term debt	(319)	(103)	(543)
Dividends paid	(127)	(116)	(109)
Issuance of long-term debt	4	318	591
Issuance of Series B common stock, warrants and right	—	—	440
Issuance of common stock	—	171	110
Other	23	(4)	(18)

Net cash provided by (used in) financing activities	(419)	266	471

Effect of exchange rate changes on cash	4	5	3

Increase in cash and cash equivalents	366	152	140
Cash and cash equivalents at beginning of period	438	286	146

Cash and cash equivalents at end of period	$804	$438	$286

See Notes to the Consolidated Financial Statements.

LYONDELL CHEMICAL COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Series B Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Net Stockholders’ Equity	Comprehensive Income (Loss)
Millions of dollars	Issued	Treasury
Balance, January 1, 2002	$120	$(75)	$—	$854	$247	$(397)	$749
Net loss	—	—	—	—	(148)	—	(148)	$(148)
Cash dividends ($0.90 per share)	—	—	—	—	(109)	—	(109)	—
Foreign currency translation	—	—	—	—	-—	189	189	189
Minimum pension liability, net of tax of $34	—	—	—	—	—	(65)	(65)	(65)
Issuance of 34,000,000 shares Series B common stock	—	—	34	405	—	—	439	—
Issuance of 8,280,000 shares of common stock	8	—	—	102	—	—	110	—
Issuance of warrants and right	—	—	—	11	—	—	11	—
Series B stock dividends, 568,224 shares	—	—	1	7	(8)	—	—	—
Other	—	—	—	1	—	2	3	2

Comprehensive loss								$(22)

Balance, December 31, 2002	$128	$(75)	$35	$1,380	$(18)	$(271)	$1,179
Net loss	—	—	—	—	(302)	—	(302)	$(302)
Cash dividends ($0.90 per share)	—	—	—	—	(116)	—	(116)	—
Series B stock dividends, 2,255,197 shares	—	—	2	30	(32)	—	—	—
Foreign currency translation, net of tax of $13	—	—	—	—	—	191	191	191
Minimum pension liability, net of tax of $13	—	—	—	—	—	24	24	24
Reissuance of 324,886 treasury shares under benefit plans	—	9	—	—	(6)	—	3	—
Issuance of 13,800,000 shares of common stock	14	—	—	157	—	—	171	—
Non-qualified stock option grants	—	—	—	4	—	—	4	—
Other	—	—	—	—	—	2	2	2

Comprehensive loss								$(85)

Balance, December 31, 2003	$142	$(66)	$37	$1,571	$(474)	$(54)	$1,156
Net income	—	—	—	—	54	—	54	$54
Cash dividends ($0.90 per share)	—	—	—	—	(127)	—	(127)	—
Series B stock dividends, 1,784,439 shares	—	—	2	32	(34)	—	—	—
Foreign currency translation, net of tax of $36	—	—	—	—	—	110	110	110
Minimum pension liability, net of tax of zero	—	—	—	—	—	1	1	1
Reissuance of 1,506,094 treasury shares under benefit plans	—	42	—	—	(19)	—	23	—
Issuance of 477,677 shares of common stock under benefit plans	1	—	—	6	—	—	7	—
Issuance of 63,126,376 shares of common stock in acquisition of Millennium Chemicals Inc.	63	—	—	1,370	—	—	1,433	—
Conversion of 1,277,921 stock options of Millennium Chemicals Inc.	—	—	—	11	—	—	11	—
Non-qualified stock option grants	—	—	—	5	—	—	5	—
Conversion of Series B stock to common stock, 38,607,860 shares	39	—	(39)	—	—	—	—	—
Other	—	(4)	—	5	—	(1)	—	(1)

Comprehensive income								$164

Balance, December 31, 2004	$245	$(28)	$—-	$3,000	$(600)	$56	$2,673

See Notes to the Consolidated Financial Statements.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Company and Operations

Lyondell Chemical Company (“LCC”), together with its consolidated subsidiaries (collectively, “Lyondell” or “the Company”), is a global chemical company that manufactures and markets a variety of basic chemicals and gasoline blending components. As a result of Lyondell’s acquisition of Millennium Chemicals Inc. (“Millennium”) and Lyondell’s resulting 100% ownership of Millennium and Equistar Chemicals, LP (“Equistar”) (see Note 3), the operations of Millennium and Equistar are consolidated prospectively from December 1, 2004.

The ethylene, co-products and derivatives (“EC&D”) segment includes the ethylene; co-products, such as propylene, butadiene and aromatics; and derivatives, including ethylene oxide, ethylene glycol and polyethylene businesses of Equistar; and the Millennium acetyls business, including vinyl acetate monomer (“VAM”), acetic acid and methanol.

Through November 30, 2004, Lyondell’s EC&D operations, excluding acetyls, were conducted through its 70.5% ownership interest in Equistar, which was accounted for using the equity method (see Note 5). After November 30, 2004, Equistar became a wholly owned subsidiary of Lyondell.

The propylene oxide and related products (“PO&RP”) segment includes propylene oxide (“PO”); its co-products, styrene monomer (“SM” or “styrene”), and tertiary butyl alcohol (“TBA”), together with its derivative, methyl tertiary butyl ether (“MTBE”); PO derivatives, including propylene glycol (“PG”), propylene glycol ethers (“PGE”) and butanediol (“BDO”); and toluene diisocyanate (“TDI”). These products were formerly referred to as the intermediate chemicals and derivatives (“IC&D”) segment.

The inorganic chemicals segment includes Millennium’s titanium dioxide (“TiO2”) and related products business.

Lyondell’s refining segment operations are conducted through its joint venture ownership interest in LYONDELL-CITGO Refining LP (“LCR”) (see Note 6). Lyondell accounts for its investment in LCR using the equity method. LCR produces refined petroleum products, including gasoline, low sulfur diesel, jet fuel, aromatics and lubricants.

2. Summary of Significant Accounting Policies

Basis of Presentation—The consolidated financial statements include the accounts of Lyondell Chemical Company and its consolidated subsidiaries. Investments in joint ventures where Lyondell exerts a certain level of management control, but lacks full decision making ability over all major issues, are accounted for using the equity method of accounting. Under those circumstances, the equity method is used even though Lyondell’s ownership percentage may exceed 50%.

Revenue Recognition—Revenue from product sales is recognized at the time of transfer of title and risk of loss to the customer, which usually occurs at the time of shipment. Revenue is recognized at the time of delivery if Lyondell retains the risk of loss during shipment. For products that are shipped on a consignment basis, revenue is recognized when the customer uses the product. Costs incurred in shipping products sold are included in cost of sales. Billings to customers for shipping costs are included in sales revenue.

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

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

Lyondell has no requirements for compensating balances in a specific amount at a specific point in time. Lyondell does maintain compensating balances for some of its banking services and products. Such balances are maintained on an average basis and are solely at Lyondell’s discretion. As a result, none of Lyondell’s cash is restricted.

Allowance for Doubtful Accounts—Lyondell establishes provisions for doubtful accounts receivable based on management’s estimates of amounts that it believes are unlikely to be collected. Collectability of receivables is reviewed and the allowance for doubtful accounts is adjusted at least quarterly, based on aging of specific accounts and other available information about the associated customers.

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

Property, Plant and Equipment—Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful asset lives, generally 25 years for major manufacturing equipment, 30 years for buildings, 5 to 15 years for light equipment and instrumentation, 15 years for office furniture and 3 to 5 years for information system equipment. Upon retirement or sale, Lyondell removes the cost of the asset and the related accumulated depreciation from the accounts and reflects any resulting gain or loss in the Consolidated Statement of Income. Lyondell’s policy is to capitalize interest cost incurred on debt during the construction of major projects exceeding one year.

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

Goodwill—Goodwill represents the excess of purchase price paid over the fair value assigned to the net tangible and identifiable intangible assets of acquired businesses. Goodwill is reviewed for impairment at least annually.

Turnaround Maintenance and Repair Costs—Costs of maintenance and repairs exceeding $5 million incurred in connection with turnarounds of major units at Lyondell’s manufacturing facilities are deferred and amortized using the straight-line method over the period until the next planned turnaround, predominantly 4 to 7 years. These costs are necessary to maintain, extend and improve the operating capacity and efficiency rates of the production units.

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

Environmental Remediation Costs—Anticipated expenditures related to investigation and remediation of contaminated sites, which include operating facilities and waste disposal sites, are accrued when it is probable a

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

liability has been incurred and the amount of the liability can reasonably be estimated. Only ongoing operations and monitoring costs, the timing of which can be determined with reasonable certainty, are discounted to present value. Future legal costs associated with such matters, which generally are not estimable, are not included in these liabilities.

Income Taxes—Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the net tax effects of net operating loss carryforwards. Valuation allowances are provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Minority Interest—Minority interest primarily represents the interests of unaffiliated investors in a partnership that owns Lyondell’s PO/SM II plant at the Channelview, Texas complex, a partnership that owns the LaPorte Methanol Company plant in LaPorte, Texas, and in Lyondell’s TiO2 operations in Brazil. The minority interest share of the partnerships’ income or loss is reported in “Other income (expense), net” in the Consolidated Statement of Income.

Foreign Currency Translation—Lyondell operates primarily in three functional currencies: the euro for operations in Europe, the real for operations in Brazil, and the U.S. dollar for the U.S. and other locations, including manufacturing and marketing operations in Australia, product sales of which are generally in U.S. dollars.

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

Accounting and Reporting Changes—In the first quarter 2003, Lyondell adopted the “fair value” method of accounting for employee stock options, the preferred method as defined by SFAS No. 123, Accounting for Stock-Based Compensation. Lyondell is using the prospective transition method, one of three alternatives under SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, for a voluntary change to the fair value method. Under the prospective transition method, an estimate of the fair value of options granted to employees during 2003 and thereafter is charged to earnings over the related vesting periods. The effect of this change for the years ended December 31, 2004 and 2003 is shown in the table below.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

Prior to 2003, Lyondell accounted for employee stock options under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation cost was recognized in connection with stock options granted prior to 2003 under Lyondell’s plans. The pro forma effect on net income and earnings per share of measuring compensation expense for such grants in the manner prescribed in SFAS No. 123 is summarized in the table below.

Millions of dollars, except per share data	2004	2003	2002
Reported net income (loss)	$54	$(302)	$(148)
Add stock-based compensation expense included in net income, net of tax	3	3	—
Deduct stock-based compensation expense using fair value method for all options awarded, net of tax	(4)	(6)	(9)

Pro forma net income (loss)	$53	$(305)	$(157)

Basic and diluted earnings (loss) per share:
Reported	$0.29	$(1.84)	$(1.10)
Pro forma—basic	$0.29	$(1.86)	$(1.17)
Pro forma—diluted	$0.28	$(1.86)	$(1.17)

Assumptions:
Fair value per share of options granted	$3.38	$3.02	$4.21
Fair value assumptions:
Dividend yield	6.38%	6.37%	6.06%
Expected volatility	35%	42%	47%
Risk-free interest rate	4.58%	4.23%	5.54%
Maturity, in years	10	10	10

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

Anticipated Accounting Changes—In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. The primary focus of this Statement is accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as by the granting of stock options. Lyondell will be required to apply SFAS No. 123 (revised 2004) no later than the third quarter 2005, using the fair value-based method of accounting for share-based payment transactions with employees, rather than the intrinsic method previously allowed by APB Opinion No. 25, Accounting for Stock Issued to Employees. As noted above, Lyondell has already adopted the fair-value-based method for accounting for its share-based payment transactions with employees, and SFAS No. 123 (revised 2004) is not expected to have a material impact on Lyondell’s financial statements.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

Also in December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which amends APB Opinion No. 29, Accounting for Nonmonetary Transactions, to eliminate the exception for nonmonetary exchanges of similar productive assets, which is replaced with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange is defined to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Lyondell will be required to adopt SFAS No. 153 no later than the third quarter 2005 with prospective application. Lyondell is currently evaluating the impact, if any, that application of SFAS No. 153 will have on its financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs. The statement requires recognition of any abnormal amounts of idle facility expense, freight, handling costs, and spoilage as period costs. The provisions of SFAS No. 151 will be applied prospectively upon implementation, which is required no later than the first quarter 2006. Lyondell does not expect application of SFAS No. 151 to have a material impact on its financial statements.

3. Acquisition of Millennium Chemicals Inc.

On November 30, 2004, Lyondell completed the acquisition of Millennium (the “Acquisition”), in a stock-for-stock business combination, to, among other things, broaden the Company’s product base and to consolidate ownership of Equistar. In the Acquisition, Lyondell issued 63.1 million shares of Lyondell common stock to Millennium’s shareholders, and Millennium became a wholly owned subsidiary of Lyondell. Millennium is the second-largest producer of TiO2 in the world and a merchant seller and producer of TiO2-related products. It is also the second-largest producer of acetic acid and VAM in North America. Millennium owns a 29.5% interest in Equistar, which, upon completion of the Acquisition, also became a wholly owned subsidiary of Lyondell.

The results of operations of Millennium and Equistar are included in Lyondell’s Consolidated Statement of Income prospectively from December 1, 2004. Prior to December 1, 2004, Lyondell’s interest in Equistar was accounted for using the equity method of accounting (see Note 5). The aggregate purchase price was $1,469 million, including the 63.1 million shares of Lyondell common stock valued at $1,438 million, payment of transaction costs of $20 million ($12 million of which were paid as of December 31, 2004, which is included in other investing activities on the statement of cash flows) and the fair value of employee stock options of approximately $11 million. The value of the 63.1 million shares of Lyondell common stock issued was determined based on a Lyondell common stock share price of $22.78, which was computed using the average closing price of Lyondell common stock for the period commencing two trading days prior to and ending two trading days after October 5, 2004, the date on which the exchange ratio became fixed without subsequent revision.

The unaudited pro forma combined historical results of Lyondell, Millennium and Equistar, giving effect to the Acquisition, assuming the transaction was consummated as of the beginning of each period presented are as follows:

	For the year ended December 31,
Millions of dollars, except per share data	2004	2003
Sales and other operating revenues	$15,170	$11,362
Income (loss) before cumulative effect of accounting change	127	(518)
Net income (loss)	127	(519)
Basic earnings (loss) per share	0.53	(2.30)
Diluted earnings (loss) per share	0.52	(2.30)

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Acquisition of Millennium Chemicals Inc.—(Continued)

The unaudited pro forma data presented above are not necessarily indicative of the results of operations of Lyondell that would have occurred had such transactions actually been consummated as of the beginning of 2004 and 2003, respectively, nor are they necessarily indicative of future results.

The purchase price of $1,469 million has been allocated to the assets acquired and liabilities assumed based upon the estimated fair value of such assets and liabilities at the date of acquisition. The purchase price allocation used in the preparation of these financial statements is preliminary due to the continuing analyses relating to the determination of the fair values of the assets acquired and liabilities assumed. Any changes to the fair value of net assets acquired, based on information as of the acquisition date, will result in an adjustment to the fair value of the assets acquired and liabilities assumed and a corresponding adjustment to goodwill. Management does not expect the finalization of these matters to have a material effect on the allocation. The excess of the purchase price paid over the estimated fair value of net assets acquired was allocated to goodwill, which is not deductible for tax purposes.

The fair value of the Millennium assets acquired and liabilities assumed at the date of the Acquisition was as follows:

Millions of dollars
Cash and cash equivalents	$367
Other current assets	862
Property, plant and equipment	911
Goodwill	997
Investment in Equistar	1,319
Other assets	120
Purchased in-process research and development	60
Current liabilities	(484)
Long-term debt	(1,654)
Other liabilities	(592)
Deferred taxes	(407)
Minority interest	(34)
Investment in treasury stock	4

Total allocated purchase price	$1,469

The Company has completed a preliminary assignment of the goodwill recorded as a result of the Acquisition to reportable segments. Goodwill of $156 million was assigned to the acetyls business, which is part of Lyondell’s EC&D segment, and goodwill of $841 million was assigned to the inorganic chemicals segment. Management does not expect the finalization of the purchase price allocation to have a material effect on the assignment of goodwill to reportable segments.

As a result of the acquisition of Millennium, Lyondell owns 100% of Equistar prospectively from December 1, 2004. The acquisition of Equistar through Lyondell’s contribution of assets for its original 41% ownership interest, acquisition of a 29.5% interest from Occidental Petroleum Corporation (together with its subsidiaries and affiliates, collectively “Occidental”) on August 22, 2002, and acquisition of the remaining 29.5% interest through Lyondell’s acquisition of Millennium, was accounted for as a step-acquisition. As a result, 29.5% of each Equistar asset and liability was recorded at fair value as of the date the Acquisition was completed, 29.5% of each Equistar asset and liability was recorded at an adjusted book value as of the date the

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Acquisition of Millennium Chemicals Inc.—(Continued)

Acquisition was completed, based on fair value as of August 22, 2002, and the remaining 41% interest was reflected at its historical carrying value.

The following table provides information regarding the Equistar purchase price and the fair value of the Equistar assets acquired and liabilities assumed at the date of the Acquisition:

Millions of dollars
Historical carrying value of Lyondell’s original asset contribution	$339
Carrying value of Lyondell’s 29.5% interest in Equistar purchased from Occidental	646
Fair value of Millennium’s 29.5% interest in Equistar	1,319

Total purchase price	$2,304

Cash	$85
Other current assets	1,660
Property, plant and equipment, net	3,709
Goodwill	99
Investments	60
Other assets	337
Purchased in-process research and development	4
Current liabilities	(857)
Long-term debt	(2,359)
Other liabilities	(434)

Total allocated purchase price	$2,304

The fair value of Millennium’s 29.5% interest in Equistar as of November 30, 2004 was calculated based on the equity consideration issued for the interest acquired from Occidental on August 22, 2002, adjusted for changes in the Lyondell common stock price through November 30, 2004, deferred tax liabilities of $260 million, and a premium proportionate to the premium paid in Lyondell’s purchase of Millennium. Lyondell determined that the August 22, 2002 transaction, representing an observable transaction in the marketplace, was the best available evidence to determine the fair value of Millennium’s investment in Equistar. Lyondell considered all available information, including market multiples and discounted cash flow analyses, to verify the appropriateness of Lyondell’s estimate of the fair value of Millennium’s 29.5% interest in Equistar based on the August 22, 2002 transaction.

The carrying value of Lyondell’s 29.5% interest in Equistar purchased from Occidental on August 22, 2002 represents the purchase price of $804 million as of August 22, 2002, adjusted for the proportionate amount of Equistar net losses and distributions to partners for the period from the acquisition to November 30, 2004, and for amortization of the excess purchase price over the underlying interest in Equistar’s partners’ capital. Lyondell’s purchase price of $804 million for Occidental’s interest in Equistar was based on equity consideration of $452 million and the recognition of $352 million in deferred tax liabilities related to the interest acquired.

The historical carrying value of Lyondell’s original asset contribution represents Lyondell’s initial contribution of assets to obtain a 41% interest in Equistar, adjusted for the proportionate amount of subsequent Equistar net losses and distributions to partners, and for accretion of the amount by which Lyondell’s underlying interest in Equistar’s partners’ capital exceeded the carrying value of Lyondell’s investment in Equistar.

Approximately $64 million, or less than 5% of the purchase price, was allocated to purchased in-process research and development (“IPR&D”) of Millennium and Equistar. The estimated fair value of IPR&D was

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Acquisition of Millennium Chemicals Inc.—(Continued)

developed using probable discounted cash flows on a project-by-project basis. The activities represented by these projects will be continued by Lyondell, and the values assigned represent intangibles with no alternative future use. Accordingly, Lyondell’s results of operations include a charge of $64 million for the value of the acquired in-process research and development.

Deferred charges and other assets acquired by Lyondell included $65 million and $24 million of Millennium and Equistar, respectively, of identifiable intangible assets. These intangible assets included the following:

Millions of dollars	Fair Value	Weighted Average Life (Years)	Useful Life (Years)
Technology	$50	19	10-20
Various contracts	25	8	7-10
Emissions credits	11		Indefinite
Patents and other	3	12	10-20

Total intangible assets of Millennium and Equistar acquired	$89

The total weighted average life of the acquired identifiable intangible assets that are subject to amortization is 15 years.

4. Investment in PO Joint Ventures

In March 2000, Lyondell, together with Bayer AG and Bayer Corporation (collectively “Bayer”), entered into a U.S. PO manufacturing joint venture (the “U.S. PO Joint Venture”) and a separate joint venture with Bayer for certain related PO technology (the “PO Technology Joint Venture”). Lyondell contributed approximately $1.2 billion of assets at historical book value to the joint ventures, and allocated $522 million of that book value to the partnership interest sold to Bayer. Bayer’s ownership interest represents ownership of an in-kind portion of the PO production of the U.S. PO Joint Venture. Bayer’s 2004 share of PO production was 1.6 billion pounds. Lyondell takes in kind the remaining PO production and all co-product (SM and TBA) production from the U.S. PO Joint Venture.

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

Lyondell reports the cost of its product offtake as inventory and cost of sales in its Consolidated Financial Statements. Related cash flows are reported in the operating cash flow section of the Consolidated Statements of Cash Flows. Lyondell’s investment in the PO Joint Ventures is reduced through recognition of its share of the depreciation and amortization of the assets of the joint ventures, which is included in cost of sales. Lyondell’s contributions to the PO Joint Ventures are reported as “Investment in PO joint ventures” in the accompanying Consolidated Balance Sheets and as “Contributions and advances to affiliates” in the Consolidated Statements of

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Investment in PO Joint Ventures—(Continued)

Cash Flows. Other changes in the investment balance are principally due to additional capital investments by Lyondell in the PO joint ventures. Total assets of the PO joint ventures, primarily property, plant and equipment, were $1.9 billion at December 31, 2004 and 2003. During 2003, Lyondell capitalized $19 million of interest related to the Maasvlakte PO plant construction project and included the capitalized amount in its investment in the European PO Joint Venture.

Changes in Lyondell’s investment in 2004 and 2003 are summarized as follows:

	U.S. PO Joint Venture	European PO Joint Venture	Total PO Joint Ventures
Investment in PO joint ventures—January 1, 2003	$601	$169	$770
Cash contributions	1	87	88
Capitalized interest	—	19	19
Depreciation and amortization	(32)	(1)	(33)
Start-up activities	—	(20)	(20)
Effect of exchange rate changes	—	42	42

Investment in PO joint ventures—December 31, 2003	570	296	866
Cash contributions (distributions)	3	(8)	(5)
Depreciation and amortization	(32)	(12)	(44)
Effect of exchange rate changes	—	21	21

Investment in PO joint ventures—December 31, 2004	$541	$297	$838

5. Investment in Equistar Chemicals, LP

Prior to August 22, 2002, Equistar was owned 41% by Lyondell, 29.5% by Millennium and 29.5% by Occidental. On August 22, 2002, Lyondell purchased Occidental’s interest in Equistar and, as a result, Lyondell’s ownership interest in Equistar increased to 70.5%. As a result of Lyondell’s acquisition of Millennium, Equistar became a wholly owned subsidiary of Lyondell prospectively from December 1, 2004.

Because the partners jointly control certain key management decisions, including approval of the strategic plan, capital expenditures and annual budget, issuance of debt and the appointment of executive management of the partnership, Lyondell accounted for its investment in Equistar using the equity method of accounting prior to December 1, 2004. As a partnership, Equistar is not subject to federal income taxes.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Investment in Equistar Chemicals, LP—(Continued)

Summarized financial information for Equistar follows:

Millions of dollars	December 31, 2004	December 31, 2003
BALANCE SHEETS
Total current assets	$1,490	$1,261
Property, plant and equipment, net	3,167	3,334
Investments and other assets, net	417	433

Total assets	$5,074	$5,028

Current maturities of long-term debt	$1	$—
Other current liabilities	805	754
Long-term debt	2,312	2,314
Other liabilities and deferred revenues	395	359
Partners’ capital	1,561	1,601

Total liabilities and partners’ capital	$5,074	$5,028

	For the year ended December 31,
Millions of dollars	2004	2003	2002
STATEMENTS OF INCOME
Sales and other operating revenues	$9,316	$6,545	$5,537
Cost of sales	8,587	6,387	5,388
Selling, general and administrative expenses	197	182	155
Research and development expense	34	38	38
(Gain) loss on asset dispositions	(4)	27	—

Operating income (loss)	502	(89)	(44)
Interest expense, net	220	207	204
Other income (expense), net	(6)	(43)	2

Income (loss) before cumulative effect of accounting change	276	(339)	(246)
Cumulative effect of accounting change	—	—	(1,053)

Net income (loss)	$276	$(339)	$(1,299)

OTHER INFORMATION
Depreciation and amortization	$313	$307	$298
Expenditures for property, plant and equipment	101	106	118

Upon implementation of SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002, the entire unamortized balance of Equistar’s goodwill was determined to be impaired. Accordingly, Equistar’s earnings in 2002 were reduced by $1.1 billion. Lyondell’s 41% share of the Equistar charge was offset by a corresponding reduction in the excess of Lyondell’s 41% share of Equistar’s partners’ capital over the carrying value of Lyondell’s investment in Equistar. Consequently, there was no net effect of the impairment on Lyondell’s earnings or investment in Equistar.

Lyondell’s income or loss from its investment in Equistar prior to December 1, 2004 consisted of Lyondell’s share of Equistar’s income or loss before the cumulative effect of the accounting change and accretion of Lyondell’s investment in Equistar up to its underlying equity in Equistar’s net assets.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Investment in Equistar Chemicals, LP—(Continued)

Lyondell purchases ethylene, propylene and benzene at market-related prices from Equistar under various agreements expiring in 2013 and 2014. With the exception of a pre-existing third-party product supply agreement expiring in 2015, Lyondell is required to purchase 100% of its ethylene, propylene and benzene requirements for its Channelview and Bayport, Texas facilities from Equistar. In addition, Lyondell licenses MTBE technology to Equistar, and purchases a portion of the MTBE produced by Equistar at market-related prices. As a result of the acquisition of Millennium, from December 1, 2004, such transactions are eliminated in the consolidation of Lyondell and Equistar. Equistar’s sales to Lyondell were approximately $900 million for the eleven months ended November 30, 2004, and $708 million and $535 million in the years ended December 31, 2003 and 2002, respectively. In addition, Equistar purchased approximately $48 million of products from Lyondell for the eleven months ended November 30, 2004, and $5 million and $1 million in the years ended December 31, 2003 and 2002, respectively.

Through December 31, 2004, Equistar acted as sales agent for the methanol products of Lyondell. Equistar also provided operating and other services for Lyondell including the lease to Lyondell by Equistar of the real property on which the methanol plant was located for which Equistar billed Lyondell approximately $6 million for the eleven months ended November 30, 2004, $7 million in 2003 and $6 million in 2002.

Sales by Equistar to LCR, primarily of certain ethylene co-products and MTBE and processing services, were approximately $751 million, $470 million and $344 million in the years ended December 31, 2004, 2003 and 2002, respectively. Purchases by Equistar from LCR, primarily of refined products, during the years ended December 31, 2004, 2003 and 2002 totaled approximately $426 million, $227 million and $219 million, respectively.

Equistar and Occidental entered into an ethylene sales agreement on May 15, 1998, which was amended effective April 1, 2004, under which Occidental agreed to purchase a substantial amount of its ethylene raw material requirements from Equistar. Either party has the option to “phase down” volumes over time. However, a “phase down” cannot begin until January 1, 2014 and the annual minimum requirements cannot decline to zero prior to December 31, 2018, unless certain specified force majeure events occur. In addition to the sales of ethylene, from time to time Equistar has made sales of ethers and glycols to Occidental, and Equistar has purchased various other products from Occidental, all at market-related prices. Equistar’s sales to Occidental were approximately $634 million, $503 million and $400 million in the years ended December 31, 2004, 2003 and 2002, respectively. Purchases by Equistar from Occidental in the years ended December 31, 2004, 2003 and 2002 were $3 million, $1 million and $1 million, respectively. Equistar also subleases certain railcars from Occidental. In addition, Equistar leases its Lake Charles facility and the land related thereto from Occidental—see “Leased Facility” section of Note 16.

Under a shared service agreement, Lyondell provides office space and various services to Equistar, including information technology, human resources, sales and marketing, raw material supply, supply chain, health, safety and environmental, engineering, research and development, facility services, legal, accounting, treasury, internal audit and tax. Lyondell charges Equistar for its share of the cost of such services. Direct costs, incurred exclusively for Equistar, are also charged to Equistar. As a result of the acquisition of Millennium, from December 1, 2004, such transactions are eliminated in the consolidation of Lyondell and Equistar. Billings by Lyondell to Equistar were approximately $158 million for the eleven months ended November 30, 2004, and $154 million and $134 million for the years ended December 31, 2003 and 2002, respectively. Costs related to a limited number of shared services, primarily engineering, were formerly incurred by Equistar on behalf of Lyondell. In such cases, Equistar charged Lyondell for its share of such costs. Billings by Equistar to Lyondell were approximately $12 million for the eleven months ended November 30, 2004, and $11 million and $10 million for the years ended December 31, 2003 and 2002, respectively.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Investment in LYONDELL-CITGO Refining LP

In July 1993, LCR was formed to own and operate Lyondell’s refining business. LCR is owned by subsidiaries of Lyondell and CITGO Petroleum Corporation (“CITGO”). Lyondell has a 58.75% interest in LCR, while CITGO has a 41.25% interest. Because the partners jointly control certain key management decisions, including approval of the strategic plan, capital expenditures and annual budget, issuance of debt and the appointment of executive management of the partnership, Lyondell accounts for its investment in LCR using the equity method of accounting. As a partnership, LCR is not subject to federal income taxes.

Lyondell’s investment in and receivable from LCR consisted of the following:

	December 31,
Millions of dollars	2004	2003
Investment in LCR	$(37)	$3
Receivable from LCR	229	229

Investment in and receivable from LCR	$192	$232

Summarized financial information for LCR is as follows:

	December 31,
Millions of dollars	2004	2003
BALANCE SHEETS
Total current assets	$359	$316
Property, plant and equipment, net	1,227	1,240
Other assets	61	81

Total assets	$1,647	$1,637

Current liabilities	$588	$386
Long-term debt	443	450
Loans payable to partners	264	264
Other liabilities	112	114
Partners’ capital	240	423

Total liabilities and partners’ capital	$1,647	$1,637

	For the year ended December 31,
Millions of dollars	2004	2003	2002
STATEMENTS OF INCOME
Sales and other operating revenues	$5,603	$4,162	$3,392
Cost of sales	5,028	3,842	3,093
Selling, general and administrative expenses	59	56	53

Operating income	516	264	246
Interest expense, net	30	36	32
Other income (expense)	14	—	(1)

Net income	$500	$228	$213

OTHER INFORMATION
Depreciation and amortization	$115	$113	$116
Expenditures for property, plant and equipment	71	46	65

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Investment in LYONDELL-CITGO Refining LP—(Continued)

Lyondell’s income from its investment in LCR presented in the Consolidated Statements of Income consists of Lyondell’s share of LCR’s net income and accretion of Lyondell’s investment in LCR up to its underlying equity in LCR’s net assets. At December 31, 2004, Lyondell’s underlying equity in LCR’s net assets exceeded its investment in LCR by approximately $256 million. This difference is being recognized in income over the next 23 years.

In May 2004, LCR refinanced its credit facilities with a new facility, consisting of a $450 million senior secured term loan and a $100 million senior secured revolver, which matures in May 2007. The term loan requires quarterly amortization payments of $1.125 million, which began in September 2004. The new facility replaced LCR’s $450 million term loan facility and $70 million revolving credit facility, which were scheduled to mature in June 2004, is secured by substantially all of the assets of LCR and contains covenants that require LCR to maintain specified financial ratios. In September 2004, LCR obtained an amendment to the new facility that reduced the interest rate and eased certain financial covenants, including the debt-to-total-capitalization ratio.

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

Sales from LCR to Equistar, primarily of refined products, were approximately $426 million, $227 million and $219 million for the years ended December 31, 2004, 2003 and 2002, respectively. Purchases by LCR from Equistar, primarily of certain ethylene co-products and MTBE and processing services, during the years ended December 31, 2004, 2003 and 2002 totaled approximately $751 million, $470 million and $344 million, respectively.

Lyondell sells MTBE to and has various service and cost sharing arrangements with LCR. Billings by Lyondell to LCR were approximately $17 million, $6 million and $4 million for the years ended December 31, 2004, 2003 and 2002, respectively. LCR did not bill Lyondell for any of these types of arrangements in 2004, but billings from LCR to Lyondell were approximately $1 million and $2 million for the years ended December 31, 2003 and 2002, respectively.

LCR has a long-term crude supply agreement (“Crude Supply Agreement” or “CSA”) with PDVSA Petróleo, S.A. (“PDVSA Oil”), an affiliate of CITGO (see “Crude Supply Agreement” section of Note 16). The CSA, which expires on December 31, 2017, incorporates formula prices to be paid by LCR for the crude oil supplied based on the market value of a slate of refined products deemed to be produced from each particular crude oil or raw material, less: (1) certain deemed refining costs, adjustable for inflation and energy costs; (2) certain actual costs; and (3) a deemed margin, which varies according to the grade of crude oil or other raw material delivered. The actual refining margin earned by LCR may vary from the formula amount depending on, among other things, timing differences in incorporating changes in refined product market values and energy costs into the CSA’s deemed margin calculations and the efficiency with which LCR conducts its operations. Although LCR believes that the CSA reduces the volatility of LCR’s earnings and cash flows over the long-term, the CSA also limits LCR’s ability to enjoy higher margins during periods when the market price of crude oil is low relative to the then-current market prices for refined products. In addition, if the actual yields, costs or volumes of the LCR refinery differ substantially from those contemplated by the CSA, the benefits of this agreement to LCR could be substantially diminished, and could result in lower earnings and cash flow for LCR. Furthermore, there may be periods during which LCR’s costs for crude oil under the CSA may be higher than might otherwise be available to LCR from other sources. Expansion or contraction of the average market heavy

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Investment in LYONDELL-CITGO Refining LP—(Continued)

crude oil refining margin can result in situations in which the CSA per barrel margin is either greater than or less than the margin that could be obtained through open market purchases of heavy crude oil. For example, during 2000 to 2003 and the early portion of 2004, the CSA contract was advantageous to LCR; however, during the fourth quarter 2004, the CSA per barrel margin was less than the margin that could be obtained through open market purchases of heavy crude oil.

In addition, under the terms of a long-term product sales agreement (“Products Agreement”), CITGO purchases substantially all of the refined products produced by LCR. Both PDVSA Oil and CITGO are direct or indirect, wholly owned subsidiaries of Petróleos de Venezuela, S.A., the national oil company of the Bolivarian Republic of Venezuela (“Venezuela”).

7. Accounts Receivable

Lyondell sells its products primarily to other industrial concerns in the petrochemicals, coatings and refining industries. Lyondell performs ongoing credit evaluations of its customers’ financial condition and, in certain circumstances, requires letters of credit from them. Lyondell’s allowance for doubtful accounts receivable, which is reflected in the Consolidated Balance Sheets as a reduction of accounts receivable, totaled $21 million and $7 million at December 31, 2004 and 2003, respectively. Lyondell’s $21 million allowance for doubtful accounts receivable at December 31, 2004 included Equistar’s allowance of $6 million. The Consolidated Statements of Income for 2004, 2003 and 2002 included provisions for doubtful accounts of $1 million, $2 million and less than $1 million, respectively.

Lyondell and Equistar have four-year, accounts receivable sales facilities of $150 million and $450 million, respectively. Pursuant to these facilities, Lyondell sells, through two wholly owned bankruptcy remote subsidiaries, on an ongoing basis and without recourse, an interest in a pool of domestic accounts receivable to financial institutions participating in the facilities. Lyondell is responsible for servicing the receivables.

During the third quarter 2004, LCC amended its accounts receivable sales facility, increasing it from $100 million to $150 million. The $150 million accounts receivable sales facility currently permits the sale of up to $125 million of total interest in its eligible domestic accounts receivable, which amount would decline by $25 million if LCC’s credit facility were fully drawn. In addition, in June 2004, this accounts receivable sales facility was amended to permit the transaction with Millennium.

The outstanding amount of receivables sold under the facilities was $275 million as of December 31, 2004. Lyondell’s interest in Equistar was accounted for using the equity method prior to November 30, 2004, and the reported $75 million outstanding amount of receivables sold as of December 31, 2003 did not include the $102 million sold under Equistar’s facility as of December 31, 2003.

The amount of the interest in the pool of receivables permitted to be sold is determined by a formula. Accounts receivable in the Consolidated Balance Sheets are reduced by the sales of interests in the pool. Upon termination of the facilities, cash collections related to accounts receivable then in the pool would first be applied to the outstanding interest sold. Increases and decreases in the amount sold are reflected in operating cash flows in the Consolidated Statements of Cash Flows. Fees related to the sales are included in “Other income (expense), net” in the Consolidated Statements of Income.

Equistar’s $450 million accounts receivable sales facility is subject to substantially the same minimum unused availability requirements and covenant requirements as its $250 million inventory-based revolving credit facility, which also is secured by a pledge of accounts receivable (see Note 11).

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Inventories

Inventories consisted of the following components at December 31:

Millions of dollars	2004	2003
Finished goods	$1,014	$269
Work-in-process	108	7
Raw materials	290	33
Materials and supplies	207	38

Total inventories	$1,619	$347

The increase in inventories in 2004 reflects the acquisition of Millennium and the resulting consolidation of Equistar. See Note 3.

At December 31, 2004, approximately 94% of inventories, excluding materials and supplies, were valued using the LIFO method.

The excess of the current cost of inventories valued using the LIFO method over book value was approximately $320 million at December 31, 2004.

9. Property, Plant and Equipment, Goodwill and Other Assets

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows at December 31:

Millions of dollars	2004	2003
Land	$190	$11
Manufacturing facilities and equipment	9,224	3,453
Construction in progress	187	15

Total property, plant and equipment	9,601	3,479
Less accumulated depreciation	(2,386)	(839)

Property, plant and equipment, net	$7,215	$2,640

The increase in property, plant and equipment, net in 2004 reflects the acquisition of Millennium and the resulting consolidation of Equistar. See Note 3.

Maintenance and repair expenses were $149 million, $136 million and $127 million for the years ended December 31, 2004, 2003 and 2002, respectively. No interest was capitalized to property, plant and equipment during 2004, 2003 and 2002. See Note 4 for other interest capitalized.

The goodwill increase of $1,095 million in 2004 reflects the excess of the purchase price over the fair value of identifiable net assets of Millennium and Equistar as a result of the acquisition of Millennium on November 30, 2004.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Property, Plant and Equipment, Goodwill and Other Assets—(Continued)

The components of other assets at cost, and the related accumulated amortization were as follows at December 31:

	2004			2003
Millions of dollars	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intangible assets:
Debt issuance costs	$107	$(42)	$65	$128	$(61)	$67
Technology costs	162	(69)	93	132	(73)	59
Software costs	149	(49)	100	67	(29)	38
Turnaround costs	408	(144)	264	80	(40)	40
Catalyst costs	26	(12)	14	6	(3)	3
Other	200	(83)	117	85	(63)	22

Total intangible assets	$1,052	$(399)	653	$498	$(269)	229

Company-owned life insurance			145			148
Precious metals			38			—
Pension assets			30			24
Other			25			5

Total other assets			$891			$406

The increase in the components of other assets, and the related accumulated amortization, in 2004 compared to 2003 was primarily due to the acquisition of Millennium and the resulting consolidation of Equistar. See Note 3.

Scheduled amortization of these intangible assets for the next five years is estimated to be $134 million in 2005, $107 million in 2006, $77 million in 2007, $57 million in 2008, and $38 million in 2009.

Depreciation and amortization expense is summarized as follows:

Millions of dollars	2004	2003	2002
Property, plant and equipment	$202	$182	$137
MTBE contract	—	—	36
Investment in PO Joint Ventures	44	32	32
Turnaround costs	16	12	14
Technology costs	10	10	12
Software costs	12	10	10
Other	5	4	3

Total depreciation and amortization	$289	$250	$244

The increase in depreciation from 2003 to 2004 for property, plant and equipment was primarily due to the currency translation effects of a stronger euro and the inclusion of Millennium’s and Equistar’s depreciation expense for the month of December 2004 (see Note 3). The increase in depreciation related to Lyondell’s investment in PO Joint Ventures was due to operation of the 50% owned Maasvlakte PO/SM plant, which began production in the fourth quarter 2003. The increase in depreciation from 2002 to 2003 for property, plant and equipment was due to a reduction in the estimated remaining useful lives of certain production units and the currency translation effects of a stronger euro.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Property, Plant and Equipment, Goodwill and Other Assets – (Continued)

In addition to the depreciation and amortization shown above, amortization of debt issuance costs of $18 million, $17 million and $16 million in 2004, 2003 and 2002, respectively, is included in interest expense in the Consolidated Statements of Income.

10. Accrued Liabilities

Accrued liabilities consisted of the following components at December 31:

Millions of dollars	2004	2003
Interest	$140	$71
Taxes other than income	134	44
Payroll and benefits	242	41
Product sales rebates	100	18
Deferred revenues	36	31
Income taxes	28	8
Other	110	55

Total accrued liabilities	$790	$268

The increase in accrued liabilities in 2004 was primarily due to the acquisition of Millennium and the resulting consolidation of Equistar. See Note 3.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Long-Term Debt

Lyondell’s long-term debt includes credit facilities and debt obligations maintained by Lyondell’s wholly owned subsidiaries, Equistar and Millennium. LCC has not guaranteed the subsidiaries’ credit facilities or debt obligations, except for $300 million of Equistar debt, consisting of the 6.5% notes due 2006 and the 7.55% debentures due 2026.

Long-term debt consisted of the following at December 31:

Millions of dollars	2004	2003
Bank credit facilities:
LCC $475 million senior secured revolving credit facility	$—	$—
Equistar $250 million inventory-based revolving credit facility	—	—
Millennium $150 million revolving credit facility	—	—

LCC notes and debentures:
Senior Secured Notes, Series A due 2007, 9.625%	900	900
Senior Secured Notes, Series B due 2007, 9.875%	700	1,000
Senior Secured Notes due 2008, 9.5%	730	730
Senior Secured Notes due 2012, 11.125%	278	278
Senior Secured Notes due 2013, 10.5%	325	325
Senior Subordinated Notes due 2009, 10.875%	500	500
Debentures due 2005, 9.375%	100	100
Debentures due 2010, 10.25%	100	100
Debentures due 2020, 9.8%	225	225

Equistar notes and debentures:
Notes due 2006, 6.5%	150	—
Senior Notes due 2008, 10.125%	700	—
Notes due 2009, 8.75%	600	—
Senior Notes due 2011, 10.625%	700	—
Debentures due 2026, 7.55%	150	—

Millennium notes and debentures:
Senior Notes due 2006, 7.0%	500	—
Senior Debentures due 2026, 7.625%	250	—
Senior Notes due 2008, 9.25%	471	—
Convertible Senior Debentures due 2023, 4.0%	150	—

Other debt	32	2
Unamortized premium (discount), net	302	(9)

Total	7,863	4,151
Less current maturities	(308)	—

Long-term debt	$7,555	$4,151

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Long-Term Debt—(Continued)

Aggregate maturities of all long-term debt during the next five years are $308 million in 2005, $656 million in 2006, $1.4 billion in 2007, $1.9 billion in 2008, $1.1 billion in 2009, and $2.5 billion thereafter. Included in the 2005 debt maturities is the $200 million of debt called by LCC in December 2004 and subsequently paid in January 2005 (see “LCC long-term debt” below).

LCC long-term debt—LCC’s credit facility generally limits investments by Lyondell in Equistar, Millennium and other specified investees unless certain conditions are satisfied. In addition, Millennium’s debt covenants may restrict its ability to make distributions to LCC. Equistar’s ability to make distributions to Lyondell and Millennium may be affected by an additional interest requirement in certain of Equistar’s indentures.

In December 2004, LCC entered into an amended and restated credit agreement, establishing a $475 million senior secured revolving credit facility which matures in December 2009. The amended credit facility replaced LCC’s $350 million revolving credit facility which was scheduled to mature in June 2005. The amended credit facility and the indentures pertaining to LCC’s senior secured notes and senior subordinated notes contain covenants that, subject to exceptions, restrict sale and leaseback transactions, lien incurrence, debt incurrence, dividends, investments, non-regulatory capital expenditures, certain other payments, sales of assets and mergers. In addition, the amended credit facility requires LCC to maintain specified financial ratios, as defined in the amended and restated credit agreement. Specifically, LCC is not permitted: (1) to allow the Interest Coverage ratio, as defined, for the period of four consecutive fiscal quarters ending on or most recently prior to each of the indicated dates below, to be less than the indicated ratio or (2) to allow the Senior Secured Debt-to-Adjusted EBITDA ratio, as defined, for the period of four consecutive fiscal quarters ending on or prior to the indicated dates below to be greater than the indicated ratio:

	Interest Coverage Ratio	Senior Secured Debt to Adjusted EBITDA Ratio
December 31, 2004	1.75	4.75
March 31, 2005	1.75	4.50
June 30, 2005	2.00	4.50
September 30, 2005	2.00	4.00
December 31, 2005	2.00	3.75
March 31, 2006	2.25	3.25
June 30, 2006	2.50	2.75
September 30, 2006 and thereafter	3.00	2.50

The breach of these covenants could permit the lenders to declare any outstanding LCC debt payable and could permit the lenders under LCC’s credit facility to terminate future lending commitments. Furthermore, under certain circumstances, a default under the debt instruments of Equistar or Millennium would constitute a cross-default under LCC’s credit facility which, under certain circumstances, would then constitute a default under LCC’s indentures. LCC was in compliance with all covenants as of December 31, 2004.

Amounts available under LCC’s revolving credit facility, which was undrawn at December 31, 2004, are reduced to the extent of outstanding letters of credit provided under LCC’s credit facility, which totaled $68 million as of December 31, 2004. LCC’s revolving credit facility bears interest between LIBOR plus 1.75% and LIBOR plus 3.00%, based upon a Total Debt-to-EBITDA ratio, as defined.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Long-Term Debt—(Continued)

Prior to entering into the amended and restated credit agreement described above, Lyondell obtained an amendment to the previous $350 million revolving credit facility in June 2004 that permitted the Millennium transaction and placed certain limits on investments by Lyondell in Equistar, Millennium and specified joint ventures. LCC also obtained amendments to the previous $350 million facility in February 2004, March 2003 and July 2002 to provide additional financial flexibility by easing certain financial ratio requirements.

LCC’s credit facility and secured notes are secured by liens on all of Lyondell’s domestic personal property, excluding personal property of Equistar and Millennium, mortgages on certain production facilities located in Pasadena and Channelview, Texas and Lake Charles, Louisiana, substantially all equity interests in domestic subsidiaries, including Millennium and certain subsidiaries holding the interests in Equistar and LCR, and 65% of the stock of foreign subsidiaries owned by LCC.

During 2004, LCC prepaid $300 million of the 9.875% Senior Secured Notes, Series B, which mature in 2007, and paid $15 million in prepayment premiums, and wrote off $3 million of unamortized debt issuance costs. Also, in December 2004, LCC called an additional $200 million of the 9.875% Senior Secured Notes, Series B, for prepayment. The debt was prepaid, together with a prepayment premium of $10 million, in January 2005.

In May 2003, LCC issued $325 million of 10.5% Senior Secured Notes due in 2013. The proceeds, net of related fees, were used by Lyondell to prepay $103 million outstanding under a term loan and to purchase the leased Botlek BDO plant. The related Botlek BDO facility lease was terminated.

Equistar long-term debt—In December 2003, Equistar entered into a $250 million, four-year, inventory-based revolving credit facility which replaced Equistar’s previous $354 million revolving credit facility. The total amount available at December 31, 2004 under both the $250 million inventory-based revolving credit facility and the $450 million accounts receivable sales facility (see Note 7) was approximately $394 million, which gives effect to the borrowing base less a $75 million unused availability requirement and is net of the $200 million sold under the accounts receivable facility and $31 million of outstanding letters of credit under the revolving credit facility as of December 31, 2004. The borrowing base is determined using a formula applied to accounts receivable and inventory balances. The revolving credit facility requires that the unused available amounts under that facility and the $450 million accounts receivable sales facility equal or exceed $75 million through March 30, 2005 and $50 million thereafter or $100 million thereafter if the interest coverage ratio, as defined, is less than 2:1. At December 31, 2004, the interest rate under the inventory-based revolving credit facility was LIBOR plus 2.25%. The revolving credit facility is secured by a lien on all Equistar inventory and certain Equistar personal property, including a pledge of accounts receivable. There was no borrowing under the revolving credit facility at December 31, 2004.

In March 2003, Equistar obtained amendments to its previous $354 million revolving credit facility that provided additional financial flexibility by generally making certain financial ratio requirements less restrictive.

Equistar’s $250 million revolving credit facility and the indentures governing Equistar’s senior unsecured notes contain covenants that, subject to certain exceptions, restrict lien incurrence, debt incurrence, sales of assets, investments, capital expenditures, certain other payments, and mergers. The credit facility does not require Equistar to maintain specified financial ratios. The breach of the covenants could permit the lenders or noteholders to declare any outstanding Equistar debt payable, and could permit the lenders under Equistar’s credit facility to terminate future lending commitments. In addition, some of Equistar’s indentures require additional interest payments to the noteholders if Equistar makes distributions to Lyondell and Millennium when Equistar does not meet a specified fixed charge coverage ratio. Equistar met this ratio and was in compliance with all covenants as of December 31, 2004.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Long-Term Debt—(Continued)

Millennium long-term debt—Millennium has a $150 million revolving credit facility, which expires June 18, 2006. Borrowing under the revolving credit facility is available in U.S. dollars, British pounds and euros. Availability under the revolving credit facility is reduced to the extent of outstanding letters of credit, which totaled $25 million as of December 31, 2004. There was no outstanding borrowing under the revolving credit facility as of December 31, 2004. Millennium’s revolving credit facility bears interest between LIBOR plus 1.00% and LIBOR plus 2.25%, based upon a Leverage Ratio, as defined. In addition to letters of credit outstanding under the credit facility, Millennium had other outstanding letters of credit and bank guarantees under other arrangements of $6 million at December 31, 2004.

Millennium’s revolving credit facility contains various restrictive covenants and requires Millennium to maintain specified financial ratios. Millennium obtained amendments to its revolving credit facility in 2001, 2002 and 2003 to provide additional financial flexibility by easing certain financial ratio requirements. The amendment in the second quarter of 2002 was conditioned upon the 2002 offering of $100 million principal amount of the 9.25% Senior Notes and the use of the proceeds for the repayment of the credit facility debt. The amendment in the fourth quarter of 2003 was conditioned on Millennium obtaining $110 million of long-term financing, which was satisfied by the sale of $150 million of the 4.00% Convertible Senior Debentures. The amendment in the fourth quarter of 2003 also reduced the maximum availability under the credit facility from $175 million to $150 million. Millennium also obtained an amendment to its revolving credit facility in July 2004 to permit Lyondell’s acquisition of Millennium. On February 2, 2005, Millennium entered into an amendment and waiver to its credit agreement, which amended the definition of EBITDA and waived any and all defaults and events of default that may have occurred on or prior to the amendment and waiver as a result of certain adjustments and charges related to the February 2005 restatement of Millennium’s financial statements.

Under the terms of its revolving credit facility, Millennium is not permitted: (1) to allow the Senior Secured Leverage Ratio, as defined, for the period of four consecutive fiscal quarters ending on the indicated dates below, to be more than the indicated ratio or (2) to allow the Interest Coverage Ratio, as defined, for the period of four consecutive fiscal quarters ending on the indicated dates below, to be less than the indicated ratio:

	Senior Secured Leverage Ratio	Interest Coverage Ratio
December 31, 2004	1.25	1.50
March 31, 2005 and thereafter	1.00	1.75

The obligations under Millennium’s revolving credit facility are collateralized by: (1) a pledge of 100% of the stock of Millennium’s existing and future domestic subsidiaries and 65% of the stock of certain of Millennium’s existing and future foreign subsidiaries; (2) all the equity interests held by Millennium’s subsidiaries in Equistar and the LaPorte Methanol Company, which are limited to the right to receive distributions made by Equistar and the LaPorte Methanol Company; and (3) all present and future accounts receivable, intercompany indebtedness and inventory of Millennium’s domestic subsidiaries.

Millennium has outstanding $471 million principal amount of 9.25% Senior Notes due June 15, 2008. The indenture governing the 9.25% Senior Notes gives the holders the right to require Millennium to purchase all or any part of each holder’s 9.25% Senior Notes at a purchase price in cash equal to 101% of the principal amount upon a change in control of Millennium. As a result of Lyondell’s acquisition of Millennium on November 30, 2004, Millennium was required to purchase approximately $4 million principal amount of its 9.25% Senior Notes and pay the 1% premium. The repurchase period has expired.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Long-Term Debt—(Continued)

The covenants in Millennium’s credit facility, the indenture under which Millennium’s 7.00% and 7.625% Senior Debentures were issued and the indenture under which Millennium’s 9.25% Senior Notes were issued limit, among other things, the ability of Millennium and/or certain subsidiaries of Millennium to incur debt, create liens, engage in sale/leaseback transactions, declare or pay dividends on, or purchase, Millennium’s stock, make restricted payments, engage in transactions with affiliates, engage in mergers or acquisitions, engage in domestic accounts receivable securitization transactions, enter into restrictive agreements, transfer substantially all of their respective assets, issue redeemable stock and preferred stock, sell or otherwise dispose of assets, including capital stock of subsidiaries and enter into arrangements that restrict dividends from subsidiaries. Pursuant to these provisions, Millennium currently is prohibited from making restricted payments, including paying dividends.

Millennium has outstanding $150 million aggregate principal amount of 4.00% Convertible Senior Debentures, which are due in 2023, unless earlier redeemed, converted or repurchased. On October 1, 2004, based on a quarterly test related to the price of the common stock, the 4.00% Convertible Senior Debentures became convertible into shares of Millennium’s common stock. As a result of Lyondell’s acquisition of Millennium, Millennium and Lyondell executed a supplemental indenture providing that the holders of the 4.00% Convertible Senior Debentures may convert their debentures into shares of Lyondell’s common stock (or equivalent cash or a combination thereof) at a conversion price as of December 31, 2004, subject to adjustment upon certain events, of $13.63 per share, which is equivalent to a conversion rate of 73.36 Lyondell shares per one thousand dollar principal amount of the debentures. As of December 31, 2004, none of the 4.00% Convertible Senior Debentures had been converted into shares of Lyondell common stock.

The debentures are redeemable at Millennium’s option beginning November 15, 2010 at a redemption price equal to 100% of their principal amount. On November 15 in each of 2010, 2013 and 2018, holders of the debentures will have the right to require Millennium to repurchase all or some of the debentures they own at a purchase price equal to 100% of their principal amount. Millennium may choose to pay the purchase price in cash or shares of Lyondell’s common stock or any combination thereof. In the event of a conversion request as a result of the long-term credit rating assigned to the debentures being either Caa1 or lower, in the case of Moody’s Investors Service (“Moody’s”), or B- or lower in the case of Standard & Poor’s (“S&P”) rating service, or if both rating agencies discontinue, withdraw or suspend their ratings, after June 18, 2006, Millennium can deliver cash, or a combination of cash and shares of Lyondell common stock, in lieu of shares of Lyondell common stock. The debentures are currently rated B1 by Moody’s and B+ by S&P. Holders of the debentures also have the right to require Millennium to repurchase all or some of the debentures at a cash purchase price equal to 100% of their principal amount, upon the occurrence of certain events constituting a Fundamental Change, as defined. Lyondell’s acquisition of Millennium was not considered a Fundamental Change, as defined in the indenture.

The breach of the covenants in Millennium’s debt agreements could permit the lenders to declare any outstanding Millennium debt payable and could permit the lenders under Millennium’s credit facility to terminate future lending commitments. Millennium was in compliance with all covenants under its debt agreements as of December 31, 2004.

Millennium’s revolving credit facility is guaranteed by Millennium and Millennium America Inc., a subsidiary of Millennium (“Millennium America”); Millennium’s 7.00% Senior Notes, 7.625% Senior Debentures and 9.25% Senior Notes were issued by Millennium America and are fully and unconditionally guaranteed by Millennium; and Millennium’s 4.00% Convertible Senior Debentures were issued by Millennium and are guaranteed fully and unconditionally by Millennium America.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Lease Commitments

Lyondell leases various facilities and equipment under noncancelable operating lease arrangements for varying periods. As of December 31, 2004, future minimum lease payments for the next five years and thereafter, relating to all noncancelable operating leases with terms in excess of one year, which includes leases of Millennium and Equistar, were as follows:

Millions of dollars
2005	$171
2006	155
2007	134
2008	114
2009	105
Thereafter	515

Total minimum lease payments	$1,194

Net rental expenses for 2004, 2003 and 2002 were $77 million, $68 million and $71 million, respectively. The 2004 net rental expenses included Millennium and Equistar net rental expenses of $8 million for the month of December 2004.

13. Financial Instruments and Derivatives

Lyondell is exposed to market risk, such as changes in commodity pricing, currency exchange rates and interest rates. To manage the volatility related to these exposures, Lyondell selectively enters into derivative transactions pursuant to Lyondell’s policies. Designation of the derivatives as fair-value or cash-flow hedges is performed on a specific exposure basis. Hedge accounting may not be elected with respect to certain short-term exposures. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the fair value or cash flows of the underlying exposures being hedged. Lyondell does not hold or issue derivative financial instruments for speculative or trading purposes.

Commodity Price Risk Management—Lyondell is exposed to commodity price volatility related to anticipated purchases of natural gas and certain other commodities. Lyondell selectively uses commodity swap, option, and futures contracts with various terms to manage the volatility related to purchases of natural gas and raw materials, as well as product sales. Cash-flow hedge accounting is normally elected for these derivative transactions, however, in some cases, when the duration of a derivative is short, hedge accounting is not elected. When hedge accounting is not elected, the gains and losses on these instruments are recorded in earnings. When hedge accounting is elected, gains and losses on these instruments are deferred in accumulated other comprehensive income (“AOCI”) until the underlying transaction is recognized in earnings. A net loss of $1 million was included in earnings in 2004 and net gains of $2 million and $1 million were included in earnings in 2003 and 2002, respectively. As of December 31, 2004, there were no commodity derivative instruments outstanding and no amounts deferred in AOCI.

Foreign Currency Exposure Management—Lyondell manufactures and markets its products in a number of countries throughout the world and, as a result, is exposed to changes in foreign currency exchange rates. Costs in some countries are incurred, in part, in currencies other than the applicable functional currency. Lyondell selectively utilizes forward, swap and option derivative contracts with terms normally lasting less than three months to protect against the adverse effect that exchange rate fluctuations may have on foreign currency denominated trade receivables and trade payables. These derivatives generally are not designated as hedges for accounting purposes. At December 31, 2004, foreign currency forward and swap contracts in the notional amount of $104 million were outstanding.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Financial Instruments and Derivatives—(Continued)

In addition, Lyondell selectively utilizes forward and swap contracts that qualify as cash-flow hedges. These are intended to offset the effect of exchange rate fluctuations on forecasted sales and purchases. Gains and losses on these instruments are deferred in OCI until the underlying transaction is recognized in earnings. The earnings impact is reported either in sales and other operating revenues or cost of sales to match the underlying transaction being hedged. At December 31, 2004 there were no amounts deferred in OCI related to foreign exchange cash-flow hedges.

Interest Rate Risk Management—Lyondell selectively uses derivative instruments to manage the ratio of fixed-to variable-rate debt at Millennium. At December 31, 2004, there were outstanding interest rate swap agreements in the notional amount of $175 million, which were designated as fair-value hedges of underlying fixed-rate obligations. The fair value of these interest rate swap agreements was an obligation of $1 million at December 31, 2004, resulting in a decrease in the carrying value of long-term debt and the recognition of a corresponding liability. The net gains and losses resulting from adjustment of both the interest rate swaps and the hedged portion of the underlying debt to fair value are recorded in interest expense.

The carrying value and the estimated fair value of Lyondell’s non-current, non-derivative financial instruments as of December 31, 2004 and 2003 are shown in the table below:

	2004		2003
Millions of dollars	Carrying Value	Fair Value	Carrying Value	Fair Value
Investments and long-term receivables	$1,190	$1,190	$2,148	$2,648
Long-term debt, including current maturities	7,863	8,482	4,151	4,383

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

14. Pension and Other Postretirement Benefits

Lyondell has defined benefit pension plans which cover employees in the United States and a number of other countries. Retirement benefits are generally based on years of service and the employee’s highest three consecutive years of compensation during the last ten years of service or other compensation measures as defined under the respective plan provisions. Lyondell funds the plans through periodic contributions to pension trust funds as provided by applicable law. Lyondell also has unfunded supplemental nonqualified retirement plans, which provide pension benefits for certain employees in excess of the U.S. tax-qualified plans’ limits. In addition, Lyondell sponsors unfunded postretirement benefit plans other than pensions for U.S. employees, which provide medical and life insurance benefits. The other postretirement medical plans are contributory, while the life insurance plans are generally noncontributory. The life insurance benefits under certain plans are provided to employees who retired before July 1, 2002.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Pension and Other Postretirement Benefits—(Continued)

The following table provides a reconciliation of benefit obligations, plan assets and the funded status of Lyondell’s U.S. and non-U.S. pension plans, including the pension plans of Millennium and Equistar as a result of Lyondell’s acquisition of Millennium and resulting consolidation of Equistar (see Note 3):

	2004		2003
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in benefit obligation:
Benefit obligation, January 1	$505	$189	$472	$137
Acquisition of Millennium and consolidation of Equistar	984	211	—	—
Service cost	17	10	13	6
Interest cost	35	10	30	8
Actuarial loss	34	12	27	11
Benefits paid	(30)	(5)	(37)	(4)
Foreign exchange effects	—	22	—	28
Other	—	3	—	3

Benefit obligation, December 31	1,545	452	505	189

Change in plan assets:
Fair value of plan assets, January 1	216	140	208	99
Acquisition of Millennium and consolidation of Equistar	738	128	—	—
Actual return on plan assets	47	18	42	10
Company contributions	27	16	3	12
Benefits paid	(30)	(5)	(38)	(3)
Foreign exchange effects	—	16	—	21
Other	—	2	—	2

Fair value of plan assets, December 31	998	315	215	141

Funded status	(547)	(137)	(290)	(48)
Unrecognized actuarial and investment loss	275	69	257	64
Unrecognized prior service cost (benefit)	(11)	1	(12)	2
Unrecognized transition obligation	—	4	—	3

Net amount recognized	$(283)	$(63)	$(45)	$21

Amounts recognized in the Consolidated Balance Sheet consist of:
Prepaid benefit cost	$26	$14	$—	$24
Accrued benefit liability	(487)	(93)	(215)	(17)
Accumulated other comprehensive loss—pretax	178	16	170	14

Net amount recognized	$(283)	$(63)	$(45)	$21

Additional Information:
Accumulated benefit obligation for defined benefit plans, December 31	$1,344	$363	$431	$152
Increase (decrease) in minimum liability included in other comprehensive loss	8	2	(23)	1

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Pension and Other Postretirement Benefits—(Continued)

The following table provides a reconciliation of benefit obligations, plan assets and the funded status of Lyondell’s other postretirement benefit plans, including other postretirement benefit plans of Millennium and Equistar as of December 31, 2004.

	Other Postretirement Benefits
Millions of dollars	2004	2003
Change in benefit obligation:
Benefit obligation, January 1	$94	$88
Acquisition of Millennium and consolidation of Equistar	169	—
Service cost	2	2
Interest cost	7	6
Actuarial (gain) loss	(28)	2
Benefits paid	(5)	(4)

Benefit obligation, December 31	239	94

Funded status	(239)	(94)
Unrecognized actuarial and investment (gain) loss	(1)	13
Unrecognized prior service benefit	(6)	(11)
Unrecognized transition obligation	—	—

Net amount recognized in the Consolidated Balance Sheet as accrued benefit liability	$(246)	$(92)

The accrued benefit liability for pension and other postretirement benefits is included in “Other Liabilities” in the Consolidated Balance Sheets.

Pension plans with projected benefit obligations in excess of the fair value of assets are summarized as follows at December 31:

	2004		2003
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Projected benefit obligations	$1,525	$418	$505	$189
Fair value of assets	974	279	215	141

Pension plans with accumulated benefit obligations in excess of the fair value of assets are summarized as follows at December 31:

	2004		2003
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Accumulated benefit obligations	$1,324	$181	$431	$33
Fair value of assets	974	126	215	20

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Pension and Other Postretirement Benefits—(Continued)

Net periodic pension costs included the following components for the year ended December 31:

	Pension Benefits
	2004		2003		2002
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Components of net periodic benefit cost:
Service cost	$17	$10	$13	$6	$12	$5
Interest cost	35	10	30	8	29	6
Actual (gain) loss on plan assets	(47)	(18)	(42)	(10)	34	11
Less-unrecognized gain (loss)	25	12	26	7	(59)	(18)

Recognized gain on plan assets	(22)	(6)	(16)	(3)	(25)	(7)
Prior service cost amortization	(2)	—	(2)	—	(2)	—
Actuarial and investment loss amortization	20	—	23	—	15	—

Net periodic benefit cost	$48	$14	$48	$11	$29	$4

Net periodic other postretirement benefit costs included the following components for the year ended December 31:

	Other Postretirement Benefits
Millions of dollars	2004	2003	2002
Components of net periodic benefit cost:
Service cost	$2	$2	$2
Interest cost	7	6	5
Prior service cost amortization	(1)	(1)	(1)

Net periodic benefit cost (income)	$8	$7	$6

The above net periodic pension and other postretirement benefit costs include one month of benefit costs related to Millennium and Equistar.

The assumptions used in determining the net benefit liabilities for Lyondell’s pension and other postretirement benefit plans were as follows at December 31:

	2004		2003
	U.S.	Non-U.S.	U.S.	Non-U.S.
Weighted-average assumptions as of December 31:
Discount rate	5.75%	5.09%	6.25%	5.15%
Rate of compensation increase	4.50%	4.33%	4.50%	4.45%

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Pension and Other Postretirement Benefits—(Continued)

The assumptions used in determining net benefit costs for Lyondell’s pension and other postretirement benefit plans were as follows for the year ended December 31:

	2004		2003		2002
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Weighted-average assumptions for the year:
Discount rate	6.25%	5.15%	6.50%	5.40%	7.00%	5.52%
Expected return on plan assets	8.00%	6.28%	8.00%	6.27%	9.50%	6.50%
Rate of compensation increase	4.50%	4.45%	4.50%	4.45%	4.50%	4.85%

The assumed annual rate of increase in the per capita cost of covered health care benefits as of December 31, 2004 was 10% for 2005, 7% for 2006 through 2007, and 5% thereafter. At December 31, 2003, similar cost escalation assumptions were used. The health care cost trend rate assumption does not have a significant effect on the amounts reported due to limits on Lyondell’s maximum contribution level to the medical plan. To illustrate, increasing or decreasing the assumed health care cost trend rates by one percentage point in each year would change the accumulated other postretirement benefit liability as of December 31, 2004 by less than $1 million and would not have a material effect on the aggregate service and interest cost components of the net periodic other postretirement benefit cost for the year then ended.

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

Prior to 2003, Lyondell’s expected long-term rate of return on plan assets of 9.5% had been based on the average level of earnings that its independent pension investment advisor had advised could be expected to be earned over time, using the expected returns based on an asset allocation of 50% U.S. equity securities, 20% non-U.S. equity securities and 30% fixed income securities that had been recommended by the advisor, and had been adopted for the plans. Over the three-year period ended December 31, 2003, Lyondell’s actual return on plan assets was a loss averaging 1.8% per year. In 2003, Lyondell reviewed its asset allocation and expected long-term rate of return assumptions, and obtained an updated asset allocation study from the independent pension investment advisor, including updated expectations for long-term market earnings rates for various classes of investments. Based on this review, Lyondell reduced its expected long-term rate of return on plan assets to 8%, and did not significantly change its plan asset allocations.

Lyondell’s pension plan weighted-average asset allocations by asset category for its pension plans generally are as follows at December 31:

Asset Category:	2004 Policy	2004	2003
U.S. equity securities	55%	57%	53%
Non-U.S. equity securities	15%	15%	18%
Fixed income securities	30%	28%	29%

Total	100%	100%	100%

Lyondell expects to contribute approximately $100 million to its pension plans in 2005.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Pension and Other Postretirement Benefits—(Continued)

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was enacted in December 2003. In January 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. As permitted by FSP FAS 106-1, Lyondell elected to defer recognition of the effects of the Act in accounting for its plans until the FASB developed and issued authoritative guidance on accounting for subsidies provided by the Act. In May 2004, the FASB issued FSP FAS 106-2 of the same title, which gave final guidance on accounting for subsidies under the Act and required Lyondell to implement its provisions no later than the third quarter 2004, if the effects were significant. The effect of the Act was not significant to Lyondell’s financial statements and was recognized in the December 31, 2004 accumulated other postretirement benefit obligation.

As of December 31, 2004, future expected benefit payments, which reflect expected future service, as appropriate, were as follows:

Millions of dollars	Pension Benefits	Other Benefits
2005	$125	$17
2006	112	17
2007	117	18
2008	124	18
2009	130	18
2010 through 2014	708	97

Lyondell also maintains voluntary defined contribution savings plans for eligible employees. Contributions to the plans by Lyondell were $11 million in 2004 and $10 million in each of 2003 and 2002.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Income Taxes

The significant components of the provision for income taxes were as follows for the years ended December 31:

Millions of dollars	2004	2003	2002
Current:
Federal	$(4)	$—	$(42)
Foreign	4	—	(3)
State	5	(7)	3

Total current	5	(7)	(42)

Deferred:
Federal	56	(159)	(52)
Foreign	(31)	(18)	26
State	(7)	5	2

Total deferred	18	(172)	(24)

Provision for (benefit from) income taxes before tax effects of other comprehensive income	23	(179)	(66)
Tax effects of elements of other comprehensive income:
Cumulative translation adjustment	36	13	—
Minimum pension liability	—	13	(34)
Other	—	1	—

Total income tax expense (benefit) in comprehensive income	$59	$(152)	$(100)

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Income Taxes—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the net tax effects of operating loss carryforwards. Significant components of Lyondell’s deferred tax liabilities and assets were as follows as of December 31:

Millions of dollars	2004	2003
Deferred tax liabilities:
Accelerated tax depreciation	$809	$751
Recorded value at acquisition of Millennium property, plant and equipment and purchased investment in Equistar in excess of tax basis	1,054	—
Investments in joint venture partnerships	456	802
Accrual for potential income tax assessments	94	—
Goodwill and other intangible assets	54	54
Other	92	60

Total deferred tax liabilities	2,559	1,667

Deferred tax assets:
Net operating loss carryforwards	636	573
Employee benefit plans	383	195
AMT credits	119	—
Fair value of debt acquired	87	—
Federal benefit attributable to deferred foreign taxes	61	50
Deferred charges and revenues	59	60
Environmental remediation liabilities	34	—
Other	136	84

Total deferred tax assets	1,515	962
Deferred tax asset valuation allowance	(157)	(44)

Net deferred tax assets	1,358	918

Net deferred tax liabilities	1,201	749
Add current portion of deferred tax assets	276	43

Long-term deferred income taxes	$1,477	$792

The increase in the components of deferred tax liabilities and assets in 2004 reflects the acquisition of Millennium. The decrease in deferred tax liabilities related to investments in joint venture partnerships reflects the consolidation of Equistar. See Note 3.

Lyondell’s 2004 provision for income tax expense for the year ended December 31, 2004, is expected to be substantially offset, for U.S. tax return purposes, by the utilization of net operating loss carryforwards. Previously recognized benefits of approximately $200 million have been reclassified from non-current net deferred tax liabilities to current deferred tax assets, to provide for the estimated amount of net operating loss carryforwards that may be utilized within the next year.

As of December 31, 2004, Lyondell has U.S. federal and non-U.S. tax loss carryforwards, the tax benefit of which would be $636 million at the current statutory rates. The amount of U.S. federal tax net operating loss carryforward benefits available at December 31, 2004 was $430 million, of which approximately $105 million

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Income Taxes—(Continued)

were generated by Millennium prior to its acquisition on November 30, 2004. The acquired Millennium net operating loss carryforwards have expiration dates beginning in 2022. While the use of pre-acquisition operating losses is subject to limitations, it is not expected that these limitations will affect utilization of the carryforwards prior to their expiration. The remaining federal tax net operating loss carryforwards begin expiring in 2014 and are not subject to limitation. Federal AMT credits of $119 million have no expiration date.

Lyondell, including the acquired Millennium subsidiaries, has foreign net operating loss carryforwards in various jurisdictions, the tax benefit of which would be $194 million as of December 31, 2004. These losses generally have long or indefinite expiration periods. The deferred tax benefit related to these foreign loss carryforwards was reduced by a valuation allowance of $103 million related to certain French tax loss carryforwards, which management believes are more likely than not to expire unutilized.

Management believes that it is more likely than not that the $1,358 million of deferred tax assets, including the value of tax loss carryforwards, in excess of the valuation allowance of $157 million at December 31, 2004 will be realized. This conclusion is supported in part by the significant excess of total deferred tax liabilities over net deferred tax assets. These deferred tax liabilities, primarily related to depreciation, will reverse over the next 15 to 20 years. In addition, as discussed above, certain carryforwards either have no expiration dates or have long carryforward periods prior to their expiration.

Certain income tax returns for Lyondell’s domestic and foreign subsidiaries are currently under examination. If positions raised by the tax authorities on certain issues were upheld, it could have a material adverse effect on Lyondell’s consolidated financial statements. However, Lyondell believes that it has adequately provided for any probable outcome related to these matters, and does not anticipate any material effect from their ultimate settlement or resolution.

The domestic and non-U.S. components of income (loss) before income taxes and a reconciliation of the income tax provision to theoretical income tax computed by applying the U.S. federal statutory tax rate are as follows:

Millions of dollars	2004	2003	2002
Income (loss) before income taxes:
Domestic	$80	$(460)	$(277)
Non-U.S.	(3)	(21)	63

Total	$77	$(481)	$(214)

Theoretical income tax at U.S. statutory rate	$27	$(168)	$(75)
Increase (reduction) resulting from:
Purchased in-process R&D	23	—	—
Decrease in statutory non-U.S. tax rates	(23)	—	—
Other effects of non-U.S. operations	(3)	(5)	11
Changes in estimates for prior year items	—	(5)	(2)
Goodwill and other permanent differences	—	—	(3)
State income taxes, net of federal	(2)	(1)	3
Other, net	1	—	—

Income tax benefit	$23	$(179)	$(66)

Effective income tax rate	29.9%	(37.2)%	(31.0)%

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Income Taxes—(Continued)

The American Jobs Creation Act of 2004 (“the Act”) provides a tax deduction on qualified production activities. Lyondell has significant federal tax loss carryforwards and, as a result, it is not clear whether the tax deduction for qualified production activities under the Act will provide a significant benefit to Lyondell when the tax loss carryforwards have been fully utilized.

The Act also provides tax benefits with respect to the repatriation of foreign earnings. The deduction can result in an effective tax rate of 5.25 percent on the repatriation of certain foreign earnings during a one year period. During the fourth quarter of 2004, Lyondell performed an analysis of the potential beneficial effect under the Act on Lyondell’s current and future repatriation plans. Lyondell determined that the Act will not have a significant effect on Lyondell’s 2004 income tax expense.

In connection with the acquisition of Millennium on November 30, 2004, Lyondell recorded a net deferred tax liability of $11 million with respect to the expected repatriation of $161 million of foreign earnings during 2005, which are expected to qualify under the Act. Lyondell is continuing to perform a further analysis of potential additional repatriation. Lyondell expects to complete this analysis in the second or third quarter of 2005, and does not expect the additional tax provision associated with the potential repatriation to be material.

Lyondell has determined that the undistributed earnings of foreign subsidiaries, exclusive of those earnings designated for repatriation under the American Jobs Act will be permanently reinvested. As a result of this determination, no incremental tax is reflected for the earnings of certain of Lyondell’s foreign manufacturing subsidiaries, including certain subsidiaries acquired as a part of the Millennium acquisition in November of 2004. Due to the complexity of foreign tax law and structure, Lyondell has not quantified the potential tax expense which would be associated with a full repatriation of these earnings.

16. Commitments and Contingencies

Commitments—Lyondell has various purchase commitments for materials, supplies and services incident to the ordinary conduct of business, generally for quantities required for its businesses and at prevailing market prices. Lyondell is also a party to various obligations to purchase products and services, principally for utilities and industrial gases and ore used in the production of TiO2 . These commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements. Also included in purchase obligations is a commitment to purchase minimum annual quantities of toluene diamine (“TDA”) from Rhodia through 2005 and to reimburse Rhodia for the costs of operating the TDI facility at Pont de Claix, France, through March 2016, for which TDA is the principal raw material. The Rhodia obligations, denominated in euros, include fixed and variable components. The actual future obligation will vary with fluctuations in foreign currency exchange rates, market prices of raw materials and other variable cost components such as utility costs. Approximately 9% of the annual payments through 2005 and 12% of the annual payments thereafter shown in the table below are subject to such variability.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Commitments and Contingencies—(Continued)

At December 31, 2004, estimated future minimum payments under these contracts with noncancelable contract terms in excess of one year are as follows:

Millions of dollars
2005	$1,103
2006	901
2007	740
2008	638
2009	602
Thereafter through 2023	4,656

Total minimum contract payments	$8,640

Lyondell’s total purchases under these agreements were $615 million, $404 million and $305 million in 2004, 2003 and 2002, respectively. The increase in 2004 compared to 2003 reflects the effect of higher natural gas costs in 2004, the strengthening of the euro compared to the U.S. dollar in 2004 and, to a lesser extent, inclusion of Equistar’s and Millennium’s purchases under such contracts in December 2004. The increase in 2003 compared to 2002 primarily reflects the effect of higher natural gas costs in 2003 and lower TDI purchases in 2002 due to maintenance activity at the Rhodia plant.

Crude Supply Agreement—Under the CSA, PDVSA Oil is required to sell, and LCR is required to purchase, 230,000 barrels per day of heavy, high sulfur crude oil, which constitutes approximately 86% of LCR’s refining capacity of 268,000 barrels per day of crude oil. Since April 1998, PDVSA Oil has, from time to time, declared itself in a force majeure situation and subsequently reduced deliveries of crude oil. Such reductions in deliveries were purportedly based on announced OPEC production cuts. At such times, PDVSA Oil informed LCR that the Venezuelan government, through the Ministry of Energy and Mines, had instructed that production of certain grades of crude oil be reduced. In certain circumstances, PDVSA Oil made payments to LCR under a different provision of the CSA in partial compensation for such reductions.

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

From time to time, Lyondell and PDVSA have had discussions covering both a restructuring of the CSA and a broader restructuring of the LCR partnership. Lyondell is unable to predict whether changes in either arrangement will occur. If the CSA is modified or terminated or this source of crude oil is otherwise interrupted, due to production difficulties, political or economic events in Venezuela or other factors, LCR could experience significantly lower earnings and cash flows. Subject to the consent of the other partner and rights of first offer and first refusal, the partners each have a right to transfer their interests in LCR to unaffiliated third parties in certain circumstances. If neither CITGO, PDVSA Oil nor their affiliates were a partner in LCR, PDVSA Oil would have an option to terminate the CSA. Depending on then-current market conditions, any breach or termination of the CSA, or reduction in supply thereunder, would require LCR to purchase all or a portion of its crude oil in the merchant market, could subject LCR to significant volatility and price fluctuations and could adversely affect LCR and, therefore, Lyondell. Alternative crude oil supplies with similar margins may not be available for purchase by LCR. During the year ended December 31, 2004, Lyondell received crude oil under the CSA at or above contract volumes.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Commitments and Contingencies—(Continued)

Leased Facility—As a result of its consolidation of Equistar, Lyondell has an ethylene facility in Lake Charles, which has been idled since the first quarter of 2001, pending sustained improvement in market conditions. The facility and land, which are included in property, plant and equipment at a net book value of $145 million, are leased from a subsidiary of Occidental. In May 2003, Equistar and Occidental entered into a new one-year lease, which has renewal provisions for two additional one-year periods at either party’s option. Equistar exercised its first one-year renewal option in April 2004.

Environmental Remediation—A Millennium subsidiary, which is now a subsidiary of Lyondell, has been identified as a Potential Responsible Party (“PRP”) with respect to the Kalamazoo River Superfund Site. The site involves cleanup of river sediments and floodplain soils contaminated with polychlorinated biphenyls (“PCBs”), cleanup of former paper mill operations, and cleanup and closure of landfills associated with the former paper mill operations. In 2000, the Kalamazoo River Study Group (the “KRSG”), of which the Millennium subsidiary and other PRPs are members, submitted to the State of Michigan a Draft Remedial Investigation and Draft Feasibility Study, which evaluated a number of remedial options for the river. The estimated costs for these remedial options ranged from $0 to $2.5 billion.

At the end of 2001, the U.S. Environmental Protection Agency (“EPA”) took lead responsibility for the river portion of the site at the request of the State of Michigan. In 2004, the EPA initiated a confidential process to facilitate discussions among the agency, the Millennium subsidiary, other PRPs, the Michigan Departments of Environmental Quality and Natural Resources, and certain federal natural resource trustees about the need for additional investigation activities and different possible approaches for addressing the contamination in and along the Kalamazoo River.

As of December 31, 2004, the probable liability associated with the river cannot be determined with certainty. A liability of $40 million has been recognized, representing Millennium’s interim allocation of 55% of the $73 million estimated cost of bank stabilization, recommended as the preferred remedy in 2000 by the KRSG. Although the KRSG study identified a broad range of remedial options, not all of those options would represent reasonably possible outcomes. Management does not believe that it can identify a single remedy among those options that would represent the highest-cost reasonably possible outcome.

In addition, Lyondell has recognized a liability of $38 million primarily related to Millennium’s estimated share of remediation costs for two former paper mill sites and associated landfills, which are also part of the Kalamazoo River Superfund Site. Although no final agreement has been reached as to the ultimate remedy for these locations, Millennium has begun remediation activity related to these sites.

Millennium’s ultimate liability for the Kalamazoo River Superfund Site will depend on many factors that have not yet been determined, including the ultimate remedy selected, the determination of natural resource damages, the number and financial viability of the other PRPs, and the determination of the final allocation among the PRPs.

As of December 31, 2004, Lyondell’s environmental liability for future remediation costs at all current and former plant sites and Superfund sites totaled $147 million. The liabilities for individual sites range from $1 million to $78 million and are expected to be incurred over a number of years, and not be concentrated in any single year. In the opinion of management, there is no material estimable range of reasonably possible loss in excess of the liabilities recorded for environmental remediation. However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in investigations by regulatory agencies, could require Lyondell to reassess its potential exposure related to environmental matters.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Commitments and Contingencies—(Continued)

The following table summarizes the activity in Lyondell’s accrued environmental liability for the years ended December 31, 2004 and 2003.

	2004	2003
Balance at January 1	$16	$19
Additional accruals	12	—
Amounts paid	(4)	(3)
Acquisition of Millennium and consolidation of Equistar	123	—

Balance at December 31	$147	$16

Clean Air Act—Under the Clean Air Act, the eight-county Houston/Galveston region has been designated a severe non-attainment area for ozone by the U.S. Environmental Protection Agency (“EPA”) under a “one-hour” ozone standard. Emission reduction controls for nitrogen oxides (“NOx”) must be installed at LCR’s refinery and each of Lyondell’s ten facilities in the Houston/Galveston region prior to the November 2007 compliance deadline for the one-hour ozone standard.

In addition, in December 2004, the regulatory agency for the state of Texas, the Texas Commission on Environmental Quality (“TCEQ”), finalized controls over highly reactive, volatile organic compounds (“HRVOCs”). Lyondell and LCR are still assessing the impact of the HRVOC revisions. In addition, in April 2004, the EPA designated the eight-county Houston/Galveston region a moderate non-attainment area under an “eight-hour” ozone standard. As a result, the TCEQ must submit a plan to the EPA in 2007 to demonstrate compliance with the eight-hour ozone standard in 2010. Although the one-hour ozone standard expires in 2005, the controls under that standard will not be relaxed under the EPA’s new eight-hour transition rules. As a result, Lyondell and LCR still will be required to meet the new emission standards for NOx and HRVOCs. The timing and amount of the estimated expenditures are subject to these regulatory and other uncertainties, as well as to obtaining the necessary permits and approvals. The ultimate cost of implementing any plan developed to comply with the final ozone standards cannot be estimated at this time.

The Clean Air Act also specified certain emissions standards for vehicles and, in 1998, the EPA concluded that additional controls on gasoline and diesel fuel were necessary. New standards for gasoline were finalized in 1999 and required refiners to produce a low sulfur gasoline by 2004, with final compliance by 2006. A new “on-road” diesel standard was adopted in January 2001 and will require refiners of on-road diesel fuel to produce 80% as ultra low sulfur diesel (“ULSD”) by June 2006 and 100% by the end of 2009, with less stringent standards for “off road” diesel fuel. To date, the off-road diesel fuel standards have not been finalized. These gasoline and diesel fuel standards will result in increased capital investment for LCR. In addition, these standards could result in higher operating costs for LCR. Lyondell’s business may also be impacted if these standards increase the cost for processing fuel components.

For the years ended December 31, 2004, 2003 and 2002, Lyondell made $30 million, $11 million and $11 million, respectively, of environmentally related capital expenditures at existing facilities. Capital expenditures by Equistar (on a 100% basis) for regulatory compliance in 2004, 2003 and 2002 were $44 million, $38 million and $14 million, respectively, and capital expenditures by LCR (on a 100% basis) for regulatory compliance were $31 million, $16 million and $31 million in the same periods. Lyondell’s 2004 spending included Equistar and Millennium spending for the month of December 2004. Lyondell currently estimates that environmentally related capital expenditures at its facilities, including Equistar and Millennium facilities, will be approximately $120 million for 2005 and $108 million for 2006, including estimated expenditures related to emission control

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Commitments and Contingencies—(Continued)

standards for NOx and HRVOCs, as described above, and a wastewater management project. Capital spending to comply with environmental regulations at LCR’s facilities (on a 100% basis) is estimated to be approximately $96 million in 2005 and $129 million in 2006. The expected increase in environmental spending at LCR’s facilities reflects spending for low sulfur fuels regulations, as well as emission reductions.

The Clean Air Act Amendments of 1990 set minimum levels for oxygenates, such as MTBE, in gasoline sold in areas not meeting specified air quality standards. However, the presence of MTBE in some water supplies in California and other states due to gasoline leaking from underground storage tanks and in surface water from recreational water craft has led to public concern about the use of MTBE. Certain U.S. states have banned the use of MTBE, while other U.S. federal and state governmental initiatives have sought either to rescind the oxygen requirement for reformulated gasoline or to restrict or also ban the use of MTBE. During 2003, the U.S. House of Representatives and the U.S. Senate produced an energy bill that would have phased out the use of MTBE over 10 years, but also provided limited liability protection for MTBE. The House of Representatives passed the bill as reported out of conference, but the Senate did not. A new energy bill was under consideration in the Senate in 2004 that would have phased out use of MTBE, but would not have provided liability protection. The 2004 Senate bill was not passed during 2004. The final form and timing of the reconciliation of any energy bill in the U.S. Congress is uncertain.

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

At this time, Lyondell cannot predict the full impact that these potential U.S. federal and state governmental initiatives and state bans will have on MTBE margins or volumes longer term. Lyondell’s North American MTBE sales represented approximately 14% and 17% of its total revenues for the years ended December 31, 2004 and 2003, respectively. Lyondell intends to continue marketing MTBE in the U.S. However, should it become necessary or desirable to significantly reduce MTBE production, Lyondell would need to make capital expenditures to add the flexibility to produce alternative gasoline blending components, such as iso-octane, iso-octene (also known as “di-isobutylene”) or ethyl tertiary butyl ether (“ETBE”), at its U.S.-based MTBE plant. Lyondell intends to install equipment at its Channelview, Texas facility that would provide Lyondell with the flexibility to produce di-isobutylene, an alternative gasoline component, instead of MTBE at that facility. The current estimated cost of converting Lyondell’s U.S.-based MTBE plant to di-isobutylene production is less than $20 million. Lyondell’s U.S.-based MTBE plant could be converted to ETBE production with minimal capital expenditure. Lyondell is pursuing ETBE viability through legislative efforts. One key hurdle was equal access to the federal subsidy provided for ethanol blended into gasoline for the ethanol component of ETBE, which was addressed in tax legislation enacted in 2004. Lyondell is currently evaluating the effects of the new tax legislation, as well as the di-isobutylene alternative, prior to making any ultimate decision, which will be influenced by further regulatory and market developments. The profit contribution related to alternative gasoline blending components is likely to be lower than that historically realized on MTBE.

Litigation—Together with alleged past manufacturers of lead-based paint and lead pigments for use in paint, Millennium has been named as a defendant in various legal proceedings alleging that Millennium and other manufacturers are responsible for personal injury, property damage, and remediation costs allegedly associated

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Commitments and Contingencies—(Continued)

with the use of these products. The plaintiffs in these legal proceedings include municipalities, counties, school districts, individuals and the State of Rhode Island, and seek recovery under a variety of theories, including negligence, failure to warn, breach of warranty, conspiracy, market share liability, fraud, misrepresentation and nuisance. The majority of these legal proceedings assert unspecified monetary damages in excess of the statutory minimum and, in certain cases, contain general language requesting equitable relief from defendants such as abatement of lead-based paint in buildings. Legal proceedings relating to lead pigment or paint are in various procedural stages of pre-trial, post-trial and post-dismissal settings.

Millennium’s defense costs to date for lead-based paint and lead pigment litigation largely have been covered by insurance. Millennium has not accrued any liabilities for any lead-based paint and lead pigment litigation. Millennium has insurance policies that potentially provide approximately $1 billion in indemnity coverage for lead-based paint and lead pigment litigation. Millennium’s ability to collect under the indemnity coverage would depend upon the timing of any request for indemnity and the solvency of the various insurance carriers that are part of the coverage block at the time of such a request. As a result of insurance coverage litigation initiated by Millennium, an Ohio trial court issued a decision in 2002 effectively requiring certain insurance carriers to resume paying defense costs in the lead-based paint and lead pigment cases. Indemnity coverage was not at issue in the Ohio court’s decision. The insurance carriers may appeal the Ohio decision regarding defense costs, and they have in the past and may in the future attempt to deny indemnity coverage if there is ever a settlement or an adverse judgment in any lead-based paint or lead pigment case.

Indemnification—Lyondell, its subsidiaries and its joint ventures are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation of joint ventures. For example, Lyondell entered into indemnification arrangements in connection with the transfer of assets and liabilities from Atlantic Richfield Company to Lyondell prior to Lyondell’s initial public offering, in connection with Lyondell’s acquisition of the outstanding shares of ARCO Chemical Company and in connection with the formation of LCR; Equistar and its owner companies (including Lyondell and Millennium) entered into indemnification arrangements in connection with the formation of Equistar; and Millennium entered into indemnification arrangements in connection with its demerger from Hanson plc. Pursuant to these arrangements, Lyondell, its subsidiaries and its joint ventures provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions. These indemnification arrangements typically include provisions pertaining to third party claims relating to environmental and tax matters and various types of litigation. As of December 31, 2004, Lyondell has not accrued any significant amounts for such indemnification obligations, other than amounts under tax sharing agreements that have been reflected in the provision for income taxes, and is not aware of other circumstances that would be likely to lead to significant future indemnification claims against Lyondell. Lyondell cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.

General—The Company, its subsidiaries and its joint ventures are, from time to time, defendants in lawsuits, some of which are not covered by insurance. Many of these suits make no specific claim for relief. Although final determination of legal liability and the resulting financial impact with respect to any such litigation cannot be ascertained with any degree of certainty, the Company does not believe that any ultimate uninsured liability resulting from the legal proceedings in which it, its subsidiaries or its joint ventures currently are involved (directly or indirectly) will individually, or in the aggregate, have a material adverse effect on the financial position, liquidity or results of operations of the Company.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Commitments and Contingencies—(Continued)

In the opinion of management, any liability arising from the matters discussed in this note is not expected to have a material adverse effect on the financial position or liquidity of the Company. However, the adverse resolution in any reporting period of one or more of these matters discussed in this note could have a material impact on the Company’s results of operations for that period, which may be mitigated by contribution or indemnification obligations of others, or by any insurance coverage that may be available.

17. Stockholders’ Equity

Preferred Stock—Lyondell has authorized 80 million shares of $.01 par value preferred stock. As of December 31, 2004, none was outstanding.

Common Stock—Pursuant to the acquisition of Millennium after the close of business on November 30, 2004, Lyondell issued 63.1 million shares of common stock to the former Millennium shareholders. Millennium shareholders received 0.95 shares of Lyondell common stock for each share of Millennium common stock. See Note 3 for a discussion of the determination of the fair value of the 63.1 million shares of Lyondell common stock issued.

In October 2003, Lyondell issued 13.8 million shares of common stock, including 2.7 million shares purchased by Occidental Chemical Holding Corporation, a subsidiary of Occidental, receiving net proceeds of approximately $171 million.

Series B Common Stock, Warrants and Right—On August 22, 2002, Lyondell completed certain transactions with Occidental Chemical Holding Corporation (“OCHC”). As a result of these transactions, OCHC received an equity interest in Lyondell, including:

•	34 million shares of newly issued Lyondell Series B common stock. These shares had the same rights as Lyondell’s common stock with the exception of the dividend. The Series B common stock paid a dividend at the same rate as the common stock but, at Lyondell’s option, the dividend was paid in additional shares of Series B common stock through December 31, 2004;

•	five-year warrants to acquire five million shares of Lyondell common stock at $25 per share; and

•	a now-expired right to receive contingent payments equivalent in value to 7.38% of Equistar’s 2002 and 2003 distributions.

In December 2004, Lyondell elected to convert the 38.6 million shares of outstanding Series B common stock to Lyondell common stock. The conversion did not change the total number of outstanding shares. Dividends on the newly converted shares will be paid in cash, beginning in 2005, and no shares of Series B common stock remain outstanding as of December 31, 2004.

There were no distributions by Equistar in 2003 or 2002, and the right to a contingent payment expired with no payments made thereunder.

As a result of these transactions, OCHC owns a 17% equity interest in Lyondell. In connection with the August 2002 transactions with OCHC, Lyondell agreed to provide registration rights to OCHC and its permitted transferees with respect to shares of Lyondell’s common stock issued to OCHC (1) as a dividend, (2) upon conversion of the Series B common stock (which conversion occurred on December 31, 2004) or (3) upon exercise of the warrants referenced above. The warrants do not have registration rights.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Stockholders’ Equity—(Continued)

The $439 million recognized fair value of the 34 million shares of Series B common stock issued was determined based on an average of the high and low per-share stock prices for common stock for 10 consecutive business days, beginning 4 business days prior to and ending 5 business days after August 8, 2002, the first date that the number of shares of Series B common stock to be issued became fixed without subsequent revision. The warrants were valued at $1.60 per share, based upon a value estimated using the Black-Scholes option pricing model. The right to receive contingent payments was valued at $3 million, based on the estimated amount and likelihood of payment in light of Lyondell’s expectations for Equistar’s business results for 2002 and 2003. The total value of the Series B common stock, the warrants and the right as well as $2 million of transaction expenses was $452 million.

Accumulated Other Comprehensive Income (Loss)—The components of accumulated other comprehensive loss were as follows at December 31:

Millions of dollars	2004	2003
Foreign currency translation	$190	$80
Minimum pension liability	(135)	(136)
Other	1	2

Total accumulated other comprehensive income (loss)	$56	$(54)

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

In connection with the sale of securities to Occidental Chemical Holding Corporation described above under “Series B Common Stock, Warrants and Right”, and in connection with Lyondell’s October 2003 common stock offering, Lyondell’s Board of Directors adopted resolutions exempting Occidental from certain definitions used in the agreement pertaining to these Rights. These resolutions authorize Occidental to acquire, without triggering the exercisability of the Rights, beneficial ownership of any securities contemplated by the transaction documents relating to the sale of securities described above under “Series B Common Stock, Warrants and Right” and a specified amount of common stock in the October 2003 common stock offering, as long as their aggregate direct and indirect beneficial ownership does not exceed 40% of Lyondell’s issued and outstanding common stock.

1999 Incentive Plan—On November 30, 2004, Lyondell shareholders approved the adoption of Lyondell’s Amended and Restated 1999 Incentive Plan (the “Incentive Plan”), which provides for the grant of awards to employees of Lyondell and its subsidiaries. Awards to employees may be in the form of (i) stock options, (ii) stock appreciation rights, payable in cash or common stock, (iii) restricted stock, (iv) performance grants denominated in common stock or units denominated in common stock that are subject to the attainment of one or more goals, (v) grants of rights to receive the value of a specified number of shares of common stock (phantom stock), and (vi) a cash payment.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Stockholders’ Equity—(Continued)

The Incentive Plan revised the number of shares of Lyondell common stock available for issuance pursuant to awards granted under the Incentive Plan from 14 million shares to 26 million shares. As of December 31, 2004, 13,325,783 shares remain available for grant. The Incentive Plan also revised the number of shares of Lyondell common stock that may be issued pursuant to restricted stock awards or performance units, the number of shares that may be subject to awards of options or stock appreciation rights, and the value of annual cash awards and performance units that may be received. As of December 31, 2004, no more than 6,172,483 shares of common stock can be issued or delivered pursuant to outstanding or future awards of restricted stock, performance shares, phantom stock or performance units (to the extent settled in shares of common stock), and no more than 1,000,000 shares of common stock are available for incentive stock options. No awards may be granted pursuant to the Incentive Plan after April 8, 2014. During 2004, 2003 and 2002, Lyondell granted stock option awards and restricted stock for 703,727 shares, 2,562,038 shares and 3,232,636 shares, respectively, under this plan.

Restricted Stock Plan—Under the 1995 Restricted Stock Plan, one million shares of common stock are authorized for grants and awards to officers and other key management employees. Lyondell grants fixed awards of common stock that are forfeitable and subject to restrictions on transfer. Vesting is contingent on the participant’s continuing employment with Lyondell for the period specified in the award. During 2003 and 2002, Lyondell granted and issued restricted stock of 185,108 shares and 2,000 shares, respectively, to officers and employees, using treasury stock for this purpose. The shares vest on various dates through July 2008, depending upon the terms of the individual grants. Recipients are entitled to receive dividends on the restricted shares.

Stock Options—The following table summarizes activity, in thousands of shares and the weighted average exercise price per share, relating to stock options. As of December 31, 2004, options covering 11,185,944 shares were outstanding at prices ranging from $11.25 to $36.71 per share.

	2004		2003		2002
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	11,336	$14.60	9,624	$15.04	6,636	$15.59
Granted	494	17.55	2,562	12.86	3,233	13.91
Conversion of Millennium options to Lyondell options	1,278	16.01	—	—	—	—
Exercised	(1,873)	14.48	(533)	13.11	(102)	13.18
Cancelled	(49)	14.50	(317)	16.23	(143)	16.42

Outstanding at end of year	11,186	14.93	11,336	14.60	9,624	15.04

Exercisable at end of year	11,186	14.93	8,615	14.81	6,667	15.53

Stock options vest over a three-year period, with one-third of the shares becoming exercisable on each of the first, second and third anniversaries of the grant date, and generally expire 10 years from the grant date. However, all outstanding options of Lyondell and Millennium became immediately exercisable upon the closing of Lyondell’s acquisition of Millennium.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Stockholders’ Equity—(Continued)

The following table summarizes share data in thousands of shares and the weighted average exercise prices for options outstanding and options exercisable at December 31, 2004, and the weighted average remaining life of options outstanding:

	Options Outstanding			Options Exercisable
Range of Exercise Prices per Share	Shares	Exercise Price	Remaining Life	Shares	Exercise Price
$11.25 to $16.88	9,059	$14.08	7	9,059	$14.08
$16.89 to $25.34	2,078	18.23	6	2,078	18.23
$25.35 to $36.71	49	32.84	4	49	32.84

	11,186			11,186

Convertible Debentures—As a result of Lyondell’s acquisition of Millennium, the holders of Millennium’s 4.00% Convertible Senior Debentures may convert their debentures into shares of Lyondell’s common stock (or equivalent cash or a combination thereof) at a conversion price as of December 31, 2004, subject to adjustment upon certain events, of $13.63 per share, which is equivalent to a conversion rate of 73.36 Lyondell shares per one thousand dollar principal amount of the debentures. As of December 31, 2004, none of the outstanding $150 million principal amount of 4.00% Convertible Senior Debentures had been converted into shares of Lyondell common stock.

18. Per Share Data

Basic earnings (loss) per share for the periods presented is computed based upon the weighted average number of shares of common stock and Series B common stock outstanding during the periods. Diluted earnings (loss) per share also include the effect of outstanding stock options and warrants and restricted stock. Additionally, diluted earnings per share for 2004 includes the effect of the assumed conversion of Millennium’s 4.0% Convertible Debentures into Lyondell common stock for the period following the acquisition of Millennium. Outstanding stock options, warrants and restricted stock had no effect on the calculation of diluted loss per share for 2003 and 2002.

Earnings (loss) per share data and dividends declared per share of common stock were as follows for the year ended December 31:

	2004	2003	2002
Weighted average shares, in millions:
Basic	183.2	164.3	133.9
Diluted	186.0	164.3	133.9
Basic and diluted earnings (loss) per share	$0.29	$(1.84)	$(1.10)
Dividends declared per share of common stock	$0.90	$0.90	$0.90

For purposes of the fully-diluted earnings per share calculation, $0.3 million of after-tax interest expense for December 2004 was added back to net income, consistent with the assumed conversion of Millennium’s 4.0% Convertible Debentures.

See Note 17 for discussion of common stock issued during 2004 and 2003.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. Supplemental Cash Flow Information

Supplemental cash flow information is summarized as follows for the years ended December 31:

Millions of dollars	2004	2003	2002
Interest paid, net of interest capitalized	$443	$391	$347

Net income taxes (paid) received	$(3)	$34	$103

Lyondell’s cash payments for interest in 2004 included a $22 million interest payment in December 2004 on Millennium’s 9.25% Senior Notes, which mature in 2008.

See Note 3 for the cash and noncash effects of Lyondell’s acquisition of Millennium and the resulting step acquisition of Equistar.

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

20. Segment and Related Information

Lyondell sells its products on a global basis primarily to other industrial concerns in the petrochemicals, coatings and refining industries and operates in four reportable segments, as previously described in Note 1:

•	Ethylene, co-products and derivatives (“EC&D”), primarily ethylene; its co-products, including propylene, butadiene and aromatics; and derivatives, including ethylene oxide, ethylene glycol polyethylene and VAM.

•	Propylene oxide and related products (“PO&RP”), including PO; co-products SM and TBA and its derivative, MTBE; PO derivatives, including PG, PGE and BDO; and TDI.

•	Inorganic chemicals, primarily TiO2 and related products.

•	Refining.

At the time of the Millennium acquisition, Lyondell reassessed segment reporting based on the current management structure, including the impact of the integration of Millennium businesses into the Lyondell portfolio of existing businesses. Based on this analysis, Lyondell concluded that management is focused on the four segments listed previously.

Lyondell management evaluates the performance of the EC&D and PO&RP segments and allocates resources based on the integrated economics of ethylene, co-products and derivatives; and PO, co-products and derivatives of PO, respectively. TDI, like PO, is sold into polyurethanes markets and is included in the PO&RP segment.

The inorganic chemicals segment results from the acquisition of Millennium in the fourth quarter 2004. Results include operations of the inorganic chemicals segment for the month of December 2004. With the acquisition of Millennium, Equistar also became a consolidated subsidiary. Results of Equistar operations, in the EC&D segment, prior to December 2004 reflect Lyondell’s previous equity investment in Equistar (see Note 5).

The refining segment consists of Lyondell’s equity investment in LCR (see Note 6).

The accounting policies of the segments are the same as those described in “Summary of Significant Accounting Policies” (see Note 2). No customer accounted for 10% or more of consolidated sales during any year in the three-year period ended December 31, 2004. However, under the terms of LCR’s Products Agreement (see Note 6), CITGO purchases substantially all of the refined products of the refining segment.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20. Segment and Related Information—(Continued)

Summarized financial information concerning reportable segments is shown in the following table. Presentation of prior years’ amounts has been reclassified to conform to Lyondell’s current operating segments.

Millions of dollars	Ethylene, co-products and derivatives	Propylene oxide and related products	Inorganic chemicals	Refining	Other	Total
2004
Sales and other operating revenues:
Customers	$883	$4,982	$97	$—	$6	$5,968
Intersegment	107	24	—	—	(131)	—

	990	5,006	97	—	(125)	5,968
Operating income (loss)	114	66	7	—	(82)	105
Income (loss) from equity investments	141	7	—	303	—	451
Goodwill	270	1,080	825	—	—	2,175
Total assets	6,326	5,824	2,208	229	1,341	15,928
Capital expenditures	16	62	5	—	—	83
Depreciation and amortization expense	27	249	7	—	6	289

2003
Sales and other operating revenues:
Customers	$—	$3,801	$—	$—	$—	$3,801
Intersegment	—	—	—	—	—	—

	—	3,801	—	—	—	3,801
Operating loss	—	(1)	—	—	—	(1)
Income (loss) from equity investments	(228)	(19)	—	144	—	(103)
Goodwill	—	1,080	—	—	—	1,080
Total assets	965	5,632	—	264	772	7,633
Capital expenditures	—	268	—	—	—	268
Depreciation and amortization expense	—	250	—	—	—	250

2002
Sales and other operating revenues:
Customers	$—	$3,262	$—	$—	$—	$3,262
Intersegment	—	—	—	—	—	—

	—	3,262	—	—	—	3,262
Operating income	—	174	—	—	—	174
Income (loss) from equity investments	(117)	(4)	—	135	—	14
Goodwill	—	1,130	—	—	—	1,130
Total assets	1,184	5,267	—	334	663	7,448
Capital expenditures	—	22	—	—	—	22
Depreciation and amortization expense	—	244	—	—	—	244

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20. Segment and Related Information—(Continued)

Operating income (loss) in the “Other” column above includes operating costs not allocated to the segments, including $64 million of purchased IPR&D charges and businesses that are not reportable segments in 2004.

The following table presents the details of “Total assets” as presented above in the “Other” column as of December 31, for the years indicated:

Millions of dollars	2004	2003	2002
Cash and cash equivalents	$804	$438	$286
Company-owned life insurance	145	148	147
Deferred tax assets	276	43	35
Non-reportable segment assets	95	—	—
Other assets, net	269	143	195
Eliminations	(248)	—	—

Total assets	$1,341	$772	$663

The following “Revenues” by country data are based upon the delivery location of the product.

	Revenues
Millions of dollars	2004	2003	2002
United States	$3,329	$1,967	$1,807
Non-U.S.	2,639	1,834	1,455

Total	$5,968	$3,801	$3,262

The following “Long-lived assets” by country data are based upon the location of the assets.

	Long-Lived Assets
Millions of dollars	2004	2003	2002
United States	$5,949	$1,808	$1,941
Non-U.S.:
The Netherlands	898	878	580
France	597	517	442
Other non-U.S.	609	303	176

Total non-U.S.	2,104	1,698	1,198

Total	$8,053	$3,506	$3,139

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21. Unaudited Quarterly Results

	For the quarter ended
Millions of dollars, except per share data	March 31	June 30	September 30	December 31
2004
Sales and other operating revenues	$1,105	$1,161	$1,307	$2,395
Operating income(a)	23	20	49	13
Income from equity investments	63	97	144	147
Net income (loss)(a)	(15)	3	50	16
Basic and diluted earnings (loss) per share(a)(b)	(0.08)	0.02	0.28	0.08

2003
Sales and other operating revenues	$989	$913	$954	$945
Operating income (loss)	(18)	(6)	20	3
Income (loss) from equity investments	(83)	1	13	(34)
Net loss	(113)	(68)	(44)	(77)
Basic and diluted loss per share(a)	(0.70)	(0.43)	(0.27)	(0.44)

(a)	Operating income, net income and earnings per share for fourth quarter 2004 included a $64 million after-tax charge, or $0.31 per share, for purchased in-process research and development as a result of Lyondell’s acquisition of Millennium on November 30, 2004 and resulting consolidation of Equistar.
(b)	Earnings per common share calculations for each of the quarters are based upon the weighted average number of shares outstanding for each period (basic earnings per share). The sum of the quarters may not necessarily be equal to the full year earnings per share amount.

22. Supplemental Guarantor Information

ARCO Chemical Technology Inc. (“ACTI”), ARCO Chemical Technology L.P. (“ACTLP”) and Lyondell Chemical Nederland, Ltd. (“LCNL”) are guarantors, jointly and severally, (collectively “Guarantors”) of the following LCC debt (see Note 11):

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

Equistar is the issuer (the “Subsidiary Issuer”) of 6.5% notes due 2006 and 7.55% debentures due 2026, which are guaranteed by LCC. As a result of Lyondell’s November 30, 2004 acquisition of Millennium, Equistar became a wholly owned subsidiary of Lyondell.

The following condensed consolidating financial information present supplemental information for the Guarantors and the Subsidiary Issuer as of December 31, 2004 and 2003 and for the three years ended December 31, 2004.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As of and for the year ended December 31, 2004

Millions of dollars	Lyondell	Lyondell Guarantors	Equistar	Non- Guarantors	Eliminations	Lyondell
BALANCE SHEET
Total current assets	$1,030	$292	$1,490	$1,787	$(142)	$4,457
Property, plant and equipment, net	778	898	3,167	2,372	—	7,215
Investments and long-term receivables	6,903	295	63	765	(6,836)	1,190
Goodwill, net	722	349	—	1,104	—	2,175
Other assets	278	77	354	182	—	891

Total assets	$9,711	$1,911	$5,074	$6,210	$(6,978)	$15,928

Current maturities of long-term debt	$300	$—	$1	$7	$—	$308
Other current liabilities	498	188	805	536	(40)	1,987
Long-term debt	3,551	—	2,312	1,692	—	7,555
Other liabilities	634	50	394	669	—	1,747
Deferred income taxes	792	163	—	519	3	1,477
Intercompany liabilities (assets)	1,263	221	—	(1,473)	(11)	—
Minority interest	—	26	1	180	(26)	181
Stockholders’ equity	2,673	1,263	1,561	4,080	(6,904)	2,673

Total liabilities and stockholders’ equity	$9,711	$1,911	$5,074	$6,210	$(6,978)	$15,928

STATEMENT OF INCOME
Sales and other operating revenues	$3,002	$1,535	$945	$1,270	$(784)	$5,968
Cost of sales	2,785	1,409	798	1,253	(770)	5,475
Selling, general and administrative expenses	178	24	33	48	—	283
Research and development expenses	34	—	5	66	—	105

Operating income (loss)	5	102	109	(97)	(14)	105
Interest income (expense), net	(433)	1	(18)	1	—	(449)
Other income (expense), net	(114)	(4)	(1)	87	2	(30)
Income (loss) from equity investments	499	197	—	275	(520)	451
Intercompany income (expense)	(69)	18	—	51	—	—
(Benefit from) provision for income taxes	(166)	94	—	95	—	23

Net income	$54	$220	$90	$222	$(532)	$54

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

For the year ended December 31, 2004

Millions of dollars	Lyondell	Lyondell Guarantors	Equistar	Non- Guarantors	Eliminations	Consolidated Lyondell
STATEMENT OF CASH FLOWS
Net income	$54	$220	$90	$222	$(532)	$54
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	87	69	26	107	—	289
(Income) loss from equity investments	(532)	(197)	—	(253)	531	(451)
Distributions of earnings from affiliates	317	197	—	226	(316)	424
Deferred income taxes	(191)	98	—	112	—	19
Purchased in-process research and development	—	—	—	64	—	64
Debt prepayment charges and premiums	18	—	—	—	—	18
Intercompany (receivables) payables, net	629	(182)	—	(447)	—	—
Net changes in working capital and other	89	(20)	(1)	(193)	90	(35)

Net cash provided by (used in) operating activities	471	185	115	(162)	(227)	382

Expenditures for property, plant and equipment	(48)	(8)	(16)	(11)	—	(83)
Distributions in excess of earnings from affiliates	—	13	—	82	—	95
Contributions and advances to affiliates	—	(192)	—	(88)	227	(53)
Cash received in acquisition of Millennium	—	—	—	367	—	367
Cash received in acquisition of Equistar	—	—	85	—	—	85
Other	(12)	—	—	—	—	(12)

Net cash provided by (used in) investing activities	(60)	(187)	69	350	227	399

Repayment of long-term debt	(315)	—	—	(4)	—	(319)
Distributions to owners	—	—	(145)	145	—	—
Dividends paid	(127)	—	—	—	—	(127)
Issuance of long-term debt	—	—	—	4	—	4
Other	21	—	—	2	—	23

Net cash provided by (used in) financing activities	(421)	—	(145)	147	—	(419)
Effect of exchange rate changes on cash	—	(4)	—	8	—	4

Increase (decrease) in cash and cash equivalents	$(10)	$(6)	$39	$343	$—	$366

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As of and for the year ended December 31, 2003

Millions of dollars	Lyondell	Guarantors	Non- Guarantors	Eliminations	Consolidated Lyondell
BALANCE SHEET

Total current assets	$824	$223	$312	$—	$1,359
Property, plant and equipment, net	817	879	944	—	2,640
Investments and long-term receivables	5,201	294	1,873	(5,220)	2,148
Goodwill	723	349	8	—	1,080
Other assets	271	76	59	—	406

Total assets	$7,836	$1,821	$3,196	$(5,220)	$7,633

Other current liabilities	$441	$142	$116	$—	$699
Long-term debt	4,149	—	2	—	4,151
Other liabilities	609	44	27	—	680
Deferred income taxes	517	185	90	—	792
Intercompany liabilities (assets)	964	274	(1,238)	—	—
Minority interest	—	24	155	(24)	155
Stockholders’ equity	1,156	1,152	4,044	(5,196)	1,156

Total liabilities and stockholders’ equity	$7,836	$1,821	$3,196	$(5,220)	$7,633

STATEMENT OF INCOME

Sales and other operating revenues	$2,347	$1,062	$2,193	$(1,801)	$3,801
Cost of sales	2,420	1,021	1,959	(1,801)	3,599
Selling, general and administrative expenses	87	23	56	—	166
Research and development expenses	37	(1)	1	—	37

Operating income (loss)	(197)	19	177	—	(1)
Interest income (expense), net	(417)	19	6	—	(392)
Other income (expense), net	(49)	8	55	1	15
Income (loss) from equity investments	159	125	(207)	(180)	(103)
Intercompany income (expense)	(83)	21	62	—	—
(Benefit from) provision for income taxes	(285)	71	35	—	(179)

Net income (loss)	$(302)	$121	$58	$(179)	$(302)

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

For the year ended December 31, 2003

Millions of dollars	Lyondell	Guarantors	Non- Guarantors	Eliminations	Consolidated Lyondell
STATEMENT OF CASH FLOWS
Net income (loss)	$(302)	$121	$58	$(179)	$(302)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	70	58	122	—	250
(Income) loss from equity investments	(179)	(102)	205	179	103
Distributions of earnings from affiliates	312	100	44	(312)	144
Deferred income taxes	(154)	(20)	2	—	(172)
Debt prepayment charges and premiums	5	—	—	—	5
Gain on sale of equity interest	—	—	(18)	—	(18)
Intercompany (receivables) payables, net	42	351	(393)	—	—
Net changes in working capital and other	53	33	7	—	93

Net cash provided by (used in) operating activities	(153)	541	27	(312)	103

Expenditures for property, plant and equipment	(23)	(225)	(20)	—	(268)
Distributions in excess of earnings from affiliates	—	—	111	—	111
Contributions and advances to affiliates	—	(314)	(135)	312	(137)
Proceeds from sale of equity interest	—	—	28	—	28
Maturity of other short-term investments	44	—	—	—	44

Net cash provided by (used in) investing activities	21	(539)	(16)	312	(222)

Repayment of long-term debt	(103)	—	—	—	(103)
Dividends paid	(116)	—	—	—	(116)
Issuance of long-term debt	318	—	—	—	318
Issuance of common stock	171	—	—	—	171
Other	(4)	—	—	—	(4)

Net cash provided by financing activities	266	—	—	—	266

Effect of exchange rate changes on cash	—	(2)	7	—	5

Increase (decrease) in cash and cash equivalents	$134	$—	$18	$—	$152

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

For the year ended December 31, 2002

Millions of dollars	Lyondell	Guarantors	Non- Guarantors	Eliminations	Consolidated Lyondell
STATEMENT OF INCOME

Sales and other operating revenues	$2,216	$807	$1,814	$(1,575)	$3,262
Cost of sales	2,259	745	1,469	(1,575)	2,898
Selling, general and administrative expenses	95	17	48	—	160
Research and development expenses	30	—	—	—	30

Operating income (loss)	(168)	45	297	—	174
Interest income (expense), net	(390)	11	6	—	(373)
Other income (expense), net	(82)	22	30	1	(29)
Income (loss) from equity investments	384	129	(95)	(404)	14
Intercompany income (expense)	(139)	37	102	—	—
(Benefit from) provision for income taxes	(247)	76	105	—	(66)

Net income (loss)	$(148)	$168	$235	$(403)	$(148)

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

For the year ended December 31, 2002

Millions of dollars	Lyondell	Guarantors	Non- Guarantors	Eliminations	Consolidated Lyondell
STATEMENT OF CASH FLOWS
Net income (loss)	$(148)	$168	$235	$(403)	$(148)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	112	40	92	—	244
(Income) loss from equity investments	(403)	3	(17)	403	(14)
Distributions of earnings from affiliates	373	9	126	(373)	135
Deferred income taxes	(49)	10	15	—	(24)
Debt prepayment charges and premiums	23	—	—	—	23
Intercompany (receivables) payables, net	(473)	17	456	—	—
Net changes in working capital and other	106	(16)	(17)	—	73

Net cash provided by operating activities	(459)	231	890	(373)	289

Expenditures for property, plant and equipment	(10)	(4)	(8)	—	(22)
Contributions and advances to affiliates	(3)	(193)	(916)	998	(114)
Distribution from affiliates in excess of earnings	625	—	—	(625)	—
Purchase of equity interest in Equistar	(440)	—	—	—	(440)
Purchase of other short-term investments	(44)	—	—	—	(44)
Other	(3)	—	—	—	(3)

Net cash used in investing activities	125	(197)	(924)	373	(623)

Repayment of long-term debt	(543)	—	—	—	(543)
Dividends paid	(109)	—	—	—	(109)
Issuance of long-term debt	591	—	—	—	591
Issuance of Series B common stock, warrants, and right	440	—	—	—	440
Issuance of common stock	110	—	—	—	110
Other	(18)	—	—	—	(18)

Net cash provided by (used in) financing activities	471	—	—	—	471

Effect of exchange rate changes on cash	—	(7)	10	—	3

Increase (decrease) in cash and cash equivalents	$137	$27	$(24)	$—	$140

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Equistar is responsible for establishing and maintaining adequate internal control over financial reporting. Equistar’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting in accordance with generally accepted accounting principles.

Equistar management assessed the effectiveness of Equistar’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on its assessment, Equistar’s management has concluded that Equistar’s internal control over financial reporting was effective as of December 31, 2004 based on those criteria.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has audited management’s assessment of the effectiveness of Equistar’s internal control over financial reporting as of December 31, 2004, as stated in their report that appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partnership Governance Committee

of Equistar Chemicals, LP

We have completed an integrated audit of Equistar Chemicals, LP’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Equistar Chemicals, LP (the “Partnership”) and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Accounting for Goodwill and Other Intangible Assets.”

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8, that the Partnership maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004 , based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Partnership’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP

Houston, Texas

March 16, 2005

EQUISTAR CHEMICALS, LP

CONSOLIDATED STATEMENTS OF INCOME

	For the year ended December 31,
Millions of dollars	2004	2003	2002
Sales and other operating revenues
Trade	$6,960	$4,920	$4,295
Related parties	2,356	1,625	1,242

	9,316	6,545	5,537

Operating costs and expenses
Cost of sales	8,587	6,387	5,388
Selling, general and administrative expenses	197	182	155
Research and development expenses	34	38	38
(Gain) loss on asset dispositions	(4)	27	—

	8,814	6,634	5,581

Operating income (loss)	502	(89)	(44)

Interest expense	(227)	(215)	(205)
Interest income	7	8	1
Other income (expense), net	(6)	(43)	2

Income (loss) before cumulative effect of accounting change	276	(339)	(246)
Cumulative effect of accounting change	—	—	(1,053)

Net income (loss)	$276	$(339)	$(1,299)

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

CONSOLIDATED BALANCE SHEETS

	December 31,
Millions of dollars	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$39	$199
Accounts receivable:
Trade, net	615	471
Related parties	211	137
Inventories	582	408
Prepaid expenses and other current assets	43	46

Total current assets	1,490	1,261
Property, plant and equipment, net	3,167	3,334
Investments	60	60
Other assets, net	357	373

Total assets	$5,074	$5,028

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable:
Trade	$447	$462
Related parties	85	51
Current maturities of long-term debt	1	—
Accrued liabilities	273	241

Total current liabilities	806	754
Long-term debt	2,312	2,314
Other liabilities and deferred revenues	395	359
Commitments and contingencies
Partners’ capital:
Partners’ accounts	1,580	1,619
Accumulated other comprehensive loss	(19)	(18)

Total partners’ capital	1,561	1,601

Total liabilities and partners’ capital	$5,074	$5,028

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
Millions of dollars	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$276	$(339)	$(1,299)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Cumulative effect of accounting change	—	—	1,053
Depreciation and amortization	313	307	298
Deferred revenues	—	159	23
Deferred maintenance turnaround expenditures	(55)	(97)	(49)
Debt prepayment premiums and charges	—	30	—
Net (gains) losses on asset dispositions	(4)	27	—
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(216)	26	(54)
Inventories	(174)	4	24
Accounts payable	30	40	99
Other assets and liabilities, net	45	7	(40)

Cash provided by operating activities	215	164	55

Cash flows from investing activities:
Expenditures for property, plant and equipment	(101)	(106)	(118)
Proceeds from sales of assets	41	69	—
Other	—	—	(6)

Cash used in investing activities	(60)	(37)	(124)

Cash flows from financing activities:
Distributions to owners	(315)	—	—
Issuance of long-term debt	—	695	—
Repayment of long-term debt	—	(642)	(104)
Other	—	(8)	(2)

Cash (used in) provided by financing activities	(315)	45	(106)

(Decrease) increase in cash and cash equivalents	(160)	172	(175)
Cash and cash equivalents at beginning of period	199	27	202

Cash and cash equivalents at end of period	$39	$199	$27

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

Millions of dollars	Lyondell	Millennium	Occidental	Total	Accumulated Other Comprehensive Income (Loss)	Net Partners’ Capital	Comprehensive Income (Loss)
Balance at January 1, 2002	$361	$1,433	$1,463	$3,257	$(20)	$3,237
Net loss	(569)	(383)	(347)	(1,299)	—	(1,299)	$(1,299)
Lyondell purchase of Occidental interest	1,116	—	(1,116)	—	—	—
Other comprehensive loss—minimum pension liability	—	—	—	—	(17)	(17)	(17)

Comprehensive loss							$(1,316)

Balance at December 31, 2002	$908	$1,050	$—	$1,958	$(37)	$1,921
Net loss	(239)	(100)	—	(339)	—	(339)	$(339)
Other comprehensive income—minimum pension liability	—	—	—	—	16	16	16
Other	—	—	—	—	3	3	3

Comprehensive loss							$(320)

Balance at December 31, 2003	$669	$950	$—	$1,619	$(18)	$1,601
Net income	195	81	—	276	—	276	$276
Other comprehensive loss—minimum pension liability	—	—	—	—	(1)	(1)	(1)
Distributions to partners	(222)	(93)	—	(315)	—	(315)

Comprehensive income							$275

Balance at December 31, 2004	$642	$938	$—	$1,580	$(19)	$1,561

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Formation of the Partnership and Operations

Equistar Chemicals, LP (“Equistar” or “the Partnership”), a Delaware limited partnership which commenced operations on December 1, 1997, was formed by Lyondell Chemical Company and subsidiaries (“Lyondell”) and Millennium Chemicals Inc. and subsidiaries (“Millennium”). On May 15, 1998, Equistar was expanded with the contribution of certain assets from Occidental Petroleum Corporation and subsidiaries (“Occidental”). Prior to August 22, 2002, Equistar was owned 41% by Lyondell, 29.5% by Millennium and 29.5% by Occidental. On August 22, 2002, Lyondell purchased Occidental’s interest in Equistar and, as a result, Lyondell’s ownership interest in Equistar increased to 70.5%. Equistar became a wholly owned subsidiary of Lyondell as a result of Lyondell’s acquisition of Millennium on November 30, 2004. The consolidated financial statements of Equistar reflect its historical cost basis, and, accordingly, do not reflect any purchase accounting adjustments related to the acquisition by Lyondell of Millennium and Millennium’s interest in Equistar.

Equistar manufactures and markets ethylene and its co-products, primarily propylene, butadiene, fuels and aromatics. Equistar also manufactures and markets derivatives, primarily ethylene oxide, ethylene glycol and polyethylene.

2. Summary of Significant Accounting Policies

Basis of Presentation—The consolidated financial statements include the accounts of Equistar and its subsidiaries.

Revenue recognition—Revenue from product sales is recognized at the time of transfer of title and risk of loss to the customer, which usually occurs at the time of shipment. Revenue is recognized at the time of delivery if Equistar retains the risk of loss during shipment. For products that are shipped on a consignment basis, revenue is recognized when the customer uses the product. Costs incurred in shipping products sold are included in cost of sales. Billings to customers for shipping costs are included in sales revenue.

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

Allowance for Doubtful Accounts—Equistar establishes provisions for doubtful accounts receivable based on management’s estimates of amounts that it believes are unlikely to be collected. Collectibility of receivables is reviewed and the allowance for doubtful accounts is adjusted at least quarterly, based on aging of specific accounts and other available information about the associated customers.

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

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

Property, Plant and Equipment—Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful asset lives, generally 25 years for major manufacturing equipment, 30 years for buildings, 5 to 15 years for light equipment and instrumentation, 15 years for office furniture and 3 to 5 years for information systems equipment. Upon retirement or sale, Equistar removes the cost of the assets and the related accumulated depreciation from the accounts and reflects any resulting gains or losses in the Consolidated Statements of Income. Equistar’s policy is to capitalize interest cost incurred on debt during the construction of major projects exceeding one year.

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

Environmental Remediation Costs—Anticipated expenditures related to investigation and remediation of contaminated sites, which include operating facilities and waste disposal sites, are accrued when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Only ongoing operations and monitoring costs, the timing of which can be determined with reasonable certainty, are discounted to present value. Future legal costs associated with such matters, which generally are not estimable, are not included in these liabilities.

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

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

Accounting and Reporting Changes—Effective January 1, 2002, Equistar implemented SFAS No. 142, Goodwill and Other Intangible Assets. Upon implementation of SFAS No. 142, Equistar reviewed goodwill for impairment and concluded that the entire balance of goodwill was impaired, resulting in a $1.1 billion charge to earnings that was reported as the cumulative effect of an accounting change as of January 1, 2002. The conclusion was based on a comparison to Equistar’s indicated fair value, using multiples of EBITDA (earnings before interest, taxes, depreciation and amortization) for comparable companies as an indicator of fair value. As a result of implementing SFAS No. 142, income in 2002 and subsequent years is favorably affected by $33 million annually because of the elimination of goodwill amortization.

Anticipated Accounting Changes—In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 153, Exchanges of Nonmonetary Assets, which amends APB Opinion No. 29, Accounting for Nonmonetary Transactions, to eliminate the exception for nonmonetary exchanges of similar productive assets, which is replaced with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange is defined to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Equistar will be required to adopt SFAS No. 153 no later than the third quarter 2005 with prospective application. Equistar is currently evaluating the impact, if any, that application of SFAS No. 153 will have on its financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs. The primary impact of the statement on Equistar will be recognition as period costs of any abnormal amounts of idle facility expense, freight, handling costs and spoilage. The provisions of SFAS No. 151 will be applied prospectively upon implementation, which is required no later than the first quarter 2006. Equistar does not expect application of SFAS No. 151 to have a material impact on its financial statements.

3. Related Party Transactions

Equistar is a wholly owned subsidiary of Lyondell. As of December 31, 2004, Occidental owns approximately 17% of Lyondell, and has two representatives on the Lyondell Board of Directors. Lyondell owns 58.75% of Lyondell-CITGO Refining, LP (LCR) and 100% of Millennium. All of the above companies are considered related parties of Equistar.

Product Transactions with Lyondell—Lyondell purchases ethylene, propylene and benzene at market-related prices from Equistar under various agreements expiring in 2013 and 2014. With the exception of one pre-existing third-party product supply agreement expiring in 2015, Lyondell is required, under the agreements, to purchase 100% of its ethylene, propylene and benzene requirements for its Channelview and Bayport, Texas facilities from Equistar. Lyondell licenses methyl tertiary butyl ether (“MTBE”) technology to Equistar, and purchases a significant portion of the MTBE produced by Equistar at market-related prices.

Through December 31, 2004, Equistar acted as sales agent for the methanol products of Lyondell. Equistar also provided operating and other services for Lyondell including the lease to Lyondell by Equistar of the real property on which the methanol plant was located. Pursuant to the terms of those agreements, Lyondell paid Equistar a management fee and reimbursed certain expenses of Equistar at cost.

Product Transactions with Millennium—Equistar sells ethylene to Millennium at market-related prices pursuant to an agreement entered into in connection with the formation of Equistar. Under this agreement, Millennium is required to purchase 100% of its ethylene requirements for its LaPorte, Texas facility from

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Related Party Transactions—(Continued)

Equistar. The initial term of the contract expired December 31, 2000 and it continues thereafter for one-year periods unless either party serves notice twelve months in advance.

Also Equistar is required to purchase 100% of its vinyl acetate monomer raw material requirements at market-related prices from Millennium for the production of ethylene vinyl acetate products at its LaPorte, Texas; Clinton, Iowa and Morris, Illinois plants, and 100% of its glacial acetic acid requirements at market-related prices from Millennium for the production of glycol ether acetate as its Bayport, Texas plant. These agreements expire December 31, 2005 and continue year to year thereafter unless terminated by either party.

Product Transactions with Occidental—Equistar and Occidental entered into an ethylene sales agreement on May 15, 1998, which was amended effective April 1, 2004, pursuant to which Occidental agreed to purchase a substantial amount of its ethylene raw material requirements from Equistar. Either party has the option to “phase down” volumes over time. However, a “phase down” cannot begin until January 1, 2014 and the annual minimum requirements cannot decline to zero prior to December 31, 2018, unless certain specified force majeure events occur. In addition to the sales of ethylene, from time to time Equistar has made sales of ethers and glycols to Occidental, and Equistar has purchased various other products from Occidental, all at market-related prices.

Product Transactions with LYONDELL-CITGO Refining LP—Equistar has product sales and raw material purchase agreements with LCR, a joint venture investment of Lyondell. Certain ethylene co-products and MTBE are sold by Equistar to LCR for processing into gasoline and certain refined products are sold by LCR to Equistar as raw materials. Equistar also has processing and storage arrangements with LCR and provides certain marketing services for LCR. All of the agreements between LCR and Equistar are on terms generally representative of prevailing market prices.

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

Shared Services and Shared-Site Agreements with Millennium—Equistar and Millennium provide operating services, utilities and raw materials to each other at common locations. Millennium and Equistar have entered into various operating, manufacturing and technical service agreements under which, Millennium billed Equistar for certain operational services, including utilities, plant related transportation and other services, and Equistar billed Millennium for utilities and fuel streams.

Lease Agreements with Occidental—Equistar subleases certain railcars from Occidental. In addition, Equistar leases its Lake Charles facility and the land related thereto from Occidental—see “Leased Facility” section of Note 13.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Related Party Transactions—(Continued)

Related party transactions are summarized as follows:

	For the year ended December 31,
Millions of dollars	2004	2003	2002

Equistar billed related parties for:
Sales of products and processing services:
Lyondell	$923	$610	$459
Occidental	634	503	400
LCR	747	467	340
Millennium	52	46	43

Shared services and shared site agreements:
LCR	4	3	4
Lyondell	22	18	16
Millennium	19	8	9

Natural gas purchased for Lyondell	81	98	76

Related parties billed Equistar for:
Purchases of products:
LCR	$425	$227	$218
Millennium	10	10	10
Lyondell	54	5	1
Occidental	3	1	1

Shared services, transition and lease agreements:
Lyondell	182	154	134
Millennium	2	15	16
Occidental	9	7	7
LCR	1	—	1

4. Accounts Receivable

Equistar sells its products primarily to other chemical manufacturers in the petrochemical industry. Equistar performs ongoing credit evaluations of its customers’ financial condition and, in certain circumstances, requires letters of credit from them. The Partnership’s allowance for doubtful accounts, which is reflected in the accompanying Consolidated Balance Sheets as a reduction of accounts receivable, totaled $8 million and $12 million at December 31, 2004 and 2003, respectively. The Consolidated Statements of Income for 2004, 2003 and 2002 included provisions for doubtful accounts of less than $1 million, $9 million and $5 million, respectively.

In December 2003, Equistar entered into a $450 million, four-year, accounts receivable sales facility to replace Equistar’s previous $100 million accounts receivable sales facility. Pursuant to the facility, Equistar sells, through a wholly owned bankruptcy remote subsidiary, on an ongoing basis and without recourse, an interest in a pool of accounts receivable to financial institutions participating in the facility. Equistar is responsible for servicing the receivables.

At December 31, 2004 and 2003, the balance of Equistar’s accounts receivable sold under the facility was $200 million and $102 million, respectively. Accounts receivable in the Consolidated Balance Sheets are reduced by the sales of interests in the pool. Upon termination of the facility, cash collections related to accounts receivable then in the pool would first be applied to the outstanding interest sold. Increases and decreases in the

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Accounts Receivable—(Continued)

amount sold are reflected in operating activities in the Consolidated Statements of Cash Flows. Fees related to the sales are included in “Other income (expense), net” in the Consolidated Statements of Income. The $450 million accounts receivable sales facility is subject to substantially the same minimum unused availability requirements and covenant requirements as the $250 million inventory-based revolving credit facility, which also is secured by a pledge of accounts receivable. See Note 9.

5. Inventories

Inventories consisted of the following components at December 31:

Millions of dollars	2004	2003
Finished goods	$355	$223
Work-in-process	13	12
Raw materials	117	83
Materials and supplies	97	90

Total inventories	$582	$408

At December 31, 2004, all of Equistar’s inventories, excluding materials and supplies, were valued using the LIFO method.

The excess of the current cost of inventories valued using the LIFO method over book value was approximately $305 million at December 31, 2004. In December 2003, Equistar entered into a $250 million, four-year, inventory-based revolving credit facility, which was undrawn at December 31, 2004. See Note 9.

6. Property, Plant and Equipment and Other Assets

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows at December 31:

Millions of dollars	2004	2003
Land	$77	$76
Manufacturing facilities and equipment	6,079	6,015
Construction in progress	64	63

Total property, plant and equipment	6,220	6,154
Less accumulated depreciation	(3,053)	(2,820)

Property, plant and equipment, net	$3,167	$3,334

In 2004, Equistar sold certain railcars for $37 million and leased the railcars from the buyer under an operating lease agreement. The sale resulted in a book gain of $7 million that is being recognized over the 10 year term of the lease as a reduction in monthly lease rent expense. In addition, in January 2004, Equistar sold its alcohol-blending plant located in Anaheim, California for a gain of $4 million. The effects of these transactions were included in gains (loss) on asset dispositions in the Consolidated Statements of Income.

Equistar did not capitalize any interest during 2004, 2003 and 2002 with respect to construction projects.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Property, Plant and Equipment and Other Assets—(Continued)

The components of other assets, at cost, and the related accumulated amortization were as follows at December 31:

	2004			2003
Millions of dollars	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intangible assets:
Turnaround costs	$297	$(113)	$184	$249	$(77)	$172
Software costs	72	(20)	52	153	(85)	68
Debt issuance costs	45	(16)	29	45	(11)	34
Catalyst costs	25	(17)	8	34	(20)	14
Other	73	(18)	55	70	(16)	54

Total intangible assets	$512	$(184)	328	$551	$(209)	342

Pension asset			17			18
Other			12			13

Total other assets			$357			$373

Scheduled amortization of these intangible assets for the next five years is estimated to be $65 million in 2005, $61 million in 2006, $53 million in 2007, $41 million in 2008 and $28 million in 2009.

Depreciation and amortization expense is summarized as follows:

	For the year ended December 31,
Millions of dollars	2004	2003	2002
Property, plant and equipment	$248	$246	$242
Turnaround costs	38	30	24
Software costs	16	16	15
Other	11	15	17

Total depreciation and amortization	$313	$307	$298

In addition, amortization of debt issuance costs of $6 million, $7 million and $7 million in 2004, 2003 and 2002, respectively, is included in interest expense in the Consolidated Statements of Income.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Accrued Liabilities

Accrued liabilities consisted of the following components at December 31:

Millions of dollars	2004	2003
Taxes other than income	$72	$74
Interest	64	64
Product sales rebates	38	30
Payroll and benefits	70	27
Deferred revenues	24	14
Other	5	32

Total accrued liabilities	$273	$241

8. Deferred Revenues

Deferred revenues at December 31, 2004 of $139 million represent advances from customers for partial prepayments for products to be delivered under long-term product supply contracts. Trade sales and other operating revenues include $17 million, $12 million and $2 million in 2004, 2003 and 2002 respectively, of such previously deferred revenues.

In March 2003, Equistar received an advance of $159 million, representing a partial prepayment for product to be delivered under a long-term product supply arrangement, primarily at cost-based prices. Equistar is recognizing this deferred revenue over 15 years, as the associated product is delivered.

9. Long-Term Debt

Long-term debt consisted of the following at December 31:

Millions of dollars	2004	2003
Inventory-based revolving credit facility	$—	$—
Other debt obligations:
Notes due 2006, 6.50%	150	150
Senior Notes due 2008, 10.125%	700	700
Notes due 2009, 8.75%	600	600
Senior Notes due 2011, 10.625%	700	700
Debentures due 2026, 7.55%	150	150
Other	4	4
Unamortized premium, net	9	10

Total long-term debt	2,313	2,314
Less current maturities	1	—

Total long-term debt, net	$2,312	$2,314

Lyondell remains a guarantor of $300 million of Equistar debt, consisting of the 6.5% notes due 2006 and the 7.55% debentures due 2026. The consolidated financial statements of Lyondell are filed as an exhibit to Equistar’s Annual Report on Form 10-K for the year ended December 31, 2004.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Long-Term Debt—(Continued)

Aggregate maturities of long-term debt during the next five years are $1 million, $150 million, $700 million and $600 million in 2005, 2006, 2008 and 2009, respectively, and $862 million thereafter.

In December 2003, Equistar entered into a $250 million, four-year, inventory-based revolving credit facility, which replaced Equistar’s previous $354 million revolving credit facility. The total amount available at December 31, 2004 under both the $250 million inventory-based revolving credit facility and the $450 million accounts receivable sales facility (see Note 4) was approximately $394 million, which gives effect to the borrowing base less a $75 million unused availability requirement and is net of the $200 million sold under the accounts receivable facility and $31 million of outstanding letters of credit under the revolving credit facility as of December 31, 2004. The borrowing base is determined using a formula applied to accounts receivable and inventory balances. The revolving credit facility requires that the unused available amounts under that facility and the $450 million accounts receivable sales facility equal or exceed $75 million through March 30, 2005 and $50 million thereafter or $100 million thereafter if the interest coverage ratio, as defined, is less than 2:1. At December 31, 2004, the interest rate under the inventory-based revolving credit facility was LIBOR plus 2.25%. The revolving credit facility is secured by a lien on all inventory and certain personal property, including a pledge of accounts receivable. There was no outstanding borrowing under the revolving credit facility at December 31, 2004.

In November 2003, Equistar issued $250 million of 10.625% senior unsecured notes due in 2011. The proceeds, net of related fees, were used to prepay in full $173 million of the outstanding term loan under Equistar’s previous credit facility and to repay borrowing under that $354 million revolving credit facility. In September 2003, $29 million of Equistar’s medium term notes matured and were repaid using funds borrowed under Equistar’s revolving credit facility. In April 2003, Equistar issued $450 million of 10.625% senior unsecured notes due in 2011. The proceeds, net of related fees, were used to prepay $300 million of 8.5% notes due in the first quarter 2004, approximately $122 million of term loans under Equistar’s previous $354 million revolving credit facility and prepayment premiums of approximately $17 million.

The Equistar credit facility was amended in June 2004 to clarify certain provisions. In March 2003, Equistar obtained amendments to its previous $354 million revolving credit facility that provided additional financial flexibility by generally making certain financial ratio requirements less restrictive.

The $250 million revolving credit facility and the indentures governing Equistar’s senior notes contain covenants that, subject to certain exceptions, restrict lien incurrence, debt incurrence, sales of assets, investments, capital expenditures, certain other payments, and mergers. The credit facility does not require Equistar to maintain specified financial ratios. The breach of the covenants could permit the lenders or noteholders to declare any outstanding debt payable, and could permit the lenders under Equistar’s credit facility to terminate future lending commitments. In addition, some of Equistar’s indentures require additional interest payments to the noteholders if Equistar makes distributions when Equistar does not meet a specified fixed charge coverage ratio. Equistar met this ratio and was in compliance with all covenants under these agreements as of December 31, 2004.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Lease Commitments

Equistar leases various facilities and equipment under noncancelable operating lease arrangements for various periods. Operating leases include leases of railcars used in the distribution of products in Equistar’s business.

At December 31, 2004, future minimum lease payments relating to noncancelable operating leases with lease terms in excess of one year were as follows:

Millions of dollars	Minimum Lease Payments
2005	$84
2006	76
2007	69
2008	61
2009	59
Thereafter	380

Total minimum lease payments	$729

Net rental expense was $94 million, $106 million and $125 million for the years ending December 31, 2004, 2003 and 2002, respectively. Net rental expense in 2002 included $21 million of amortization of lease prepayments related to certain railcar leases that were terminated as of December 31, 2003.

11. Financial Instruments and Derivatives

The fair value of all nonderivative financial instruments included in current assets and current liabilities, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximated their carrying value due to their short maturity. Based on the borrowing rates currently available to Equistar for debt with terms and average maturities similar to Equistar’s debt portfolio, the fair value of Equistar’s long-term debt, including amounts due within one year, was approximately $2,597 million and $2,459 million at December 31, 2004 and 2003, respectively.

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

Retirement benefits are based upon years of service and the employee’s highest three consecutive years of compensation during the last ten years of service. Equistar funds the plans through periodic contributions to pension trust funds. Equistar also has unfunded supplemental nonqualified retirement plans, which provide pension benefits for certain employees in excess of the U.S. tax-qualified plans’ limits. In addition, Equistar sponsors unfunded postretirement benefit plans other than pensions, which provide medical and life insurance benefits. The postretirement medical plans are contributory while the life insurance plans are, generally, noncontributory. The life insurance benefits are provided to employees who retired before July 1, 2002. The measurement date for Equistar’s pension and other postretirement benefit plans is December 31, 2004.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Pension and Other Postretirement Benefits—(Continued)

The following table provides a reconciliation of benefit obligations, plan assets and the funded status of these plans:

	Pension Benefits		Other Postretirement Benefits
Millions of dollars	2004	2003	2004	2003
Change in benefit obligation:
Benefit obligation, January 1	$190	$170	$119	$108
Service cost	18	17	3	3
Interest cost	12	10	7	7
Actuarial loss (gain)	14	1	(8)	5
Benefits paid	(11)	(8)	(4)	(4)

Benefit obligation, December 31	223	190	117	119

Change in plan assets:
Fair value of plan assets, January 1	132	102
Actual return on plan assets	15	23
Partnership contributions	16	15
Benefits paid	(11)	(8)

Fair value of plan assets, December 31	152	132

Funded status	(71)	(58)	(117)	(119)
Unrecognized actuarial and investment loss	61	56	4	12
Unrecognized prior service cost	(2)	(2)	10	12

Net amount recognized	$(12)	$(4)	$(103)	$(95)

Amounts recognized in the Consolidated Balance Sheet consist of:
Prepaid benefit cost	$17	$18	$—	$—
Accrued benefit liability	(50)	(42)	(103)	(95)
Accumulated other comprehensive income	21	20	—	—

Net amount recognized	$(12)	$(4)	$(103)	$(95)

Additional Information:
Accumulated benefit obligation for defined benefit plans, December 31	$184	$158
Increase (decrease) in minimum liability included in other comprehensive income	1	(16)

The accrued benefit liability for pension and other postretirement benefits is included in “Other Liabilities” in the Consolidated Balance Sheets.

Pension plans with projected benefit obligations and accumulated benefit obligations in excess of the fair value of assets are summarized as follows at December 31:

Millions of dollars	2004	2003
Projected benefit obligation	$203	$171
Accumulated benefit obligations	164	139
Fair value of assets	129	109

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Pension and Other Postretirement Benefits—(Continued)

Net periodic pension and other postretirement benefit costs included the following components:

	Pension Benefits			Other Postretirement Benefits
Millions of dollars	2004	2003	2002	2004	2003	2002
Components of net periodic benefit cost:
Service cost	$18	$17	$16	$3	$3	$2
Interest cost	12	10	11	7	7	7
Actual (gain) loss on plan assets	(15)	(23)	13	—	—	—
Less-unrecognized gain (loss)	5	15	(24)	—	—	—

Recognized gain on plan assets	(10)	(8)	(11)	—	—	—
Amortization of actuarial and investment loss	5	7	4	—	—	—
Prior service cost	—	—	—	2	2	2

Net periodic benefit cost	$25	$26	$20	$12	$12	$11

The assumptions used in determining the net benefit liability were as follows at December 31:

	Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003
Weighted-average assumptions as of December 31:
Discount rate	5.75%	6.25%	5.75%	6.25%
Rate of compensation increase	4.50%	4.50%

The assumptions used in determining net benefit cost were as follows for the year ended December 31:

	Pension Benefits			Other Postretirement Benefits
	2004	2003	2002	2004	2003	2002
Weighted-average assumptions for the year:
Discount rate	6.25%	6.50%	7.00%	6.25%	6.50%	7.00%
Expected return on plan assets	8.00%	8.00%	9.50%
Rate of compensation increase	4.50%	4.50%	4.50%

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

The expected rate of return on plan assets is a longer term rate, and is expected to change less frequently than the current assumed discount rate, reflecting long-term market expectations, rather than current fluctuations in market conditions. Prior to 2003, Equistar’s expected long-term rate of return on plan assets of 9.5% had been based on the average level of earnings that its independent pension investment advisor had advised could be expected to be earned over time, using the expected returns for the above-noted asset allocations that had been recommended by the advisor, and had been adopted for the plans. Over the three-year period ended

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Pension and Other Postretirement Benefits—(Continued)

December 31, 2003, Equistar’s actual return on plan assets was a gain averaging 0.9% per year. In 2003, Equistar reviewed its asset allocation and expected long-term rate of return assumptions, and obtained an updated asset allocation study from the independent pension investment advisor, including updated expectations for long-term market earnings rates for various classes of investments. Based on this review, in 2003 Equistar reduced its expected long-term rate of return on plan assets to 8%, and did not significantly change its plan asset allocations in 2004.

Equistar’s pension plan weighted-average asset allocations by asset category were as follows at December 31:

	2004 Policy	2004	2003
Asset Category:
U.S. equity securities	55%	57%	53%
Non-U.S. equity securities	15%	15%	18%
Fixed income securities	30%	28%	29%

Total	100%	100%	100%

Equistar expects to contribute approximately $25 million to its pension plan in 2005.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was enacted in December 2003. In January 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. As permitted by FSP FAS 106-1, Equistar elected to defer recognition of the effects of the Act in accounting for its plans until the FASB developed and issued authoritative guidance on accounting for subsidies provided by the Act. In May 2004, the FASB issued FSP FAS 106-2 of the same title, which gave final guidance on accounting for subsidies under the Act and required Equistar to implement its provisions no later than the third quarter 2004, if the effects were significant. The effect of the Act was not significant to Equistar’s financial statements and was recognized in the accumulated postretirement benefit obligation as of December 31, 2004.

As of December 31, 2004, future expected benefit payments, which reflect expected future service, as appropriate, were as follows:

Millions of dollars	Pension Benefits	Other Benefits
2005	$12	$7
2006	13	8
2007	15	8
2008	15	9
2009	17	9
2010 through 2014	100	48

The assumed annual rate of increase in the per capita cost of covered health care benefits as of December 31, 2004 was 10% for 2005, 7% for 2006 through 2008 and 5% thereafter. The health care cost trend rate assumption does not have a significant effect on the amounts reported due to limits on Equistar’s maximum contribution level under the medical plan. To illustrate, increasing or decreasing the assumed health care cost

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Pension and Other Postretirement Benefits—(Continued)

trend rates by one percentage point in each year would change the accumulated postretirement benefit liability as of December 31, 2004 by less than $1 million and would not have a material effect on the aggregate service and interest cost components of the net periodic postretirement benefit cost for the year then ended.

Equistar also maintains voluntary defined contribution savings plans for eligible employees. Contributions to the plans by Equistar were $12 million, $12 million and $13 million for the years ended December 31, 2004, 2003 and 2002, respectively.

13. Commitments and Contingencies

Commitments—Equistar is a party to various unconditional obligations to purchase products and services, principally for steam and power from a co-generation facility. See also Note 3, describing related party transactions. At December 31, 2004, future minimum payments under those contracts with noncancelable contract terms in excess of one year and fixed minimum payments were as follows:

Millions of dollars
2005	$236
2006	232
2007	223
2008	219
2009	215
Thereafter through 2024	2,246

Total minimum contract payments	$3,371

Equistar’s total purchases under these agreements were $378 million, $317 million and $230 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Leased Facility—Equistar’s Lake Charles facility has been idled since the first quarter of 2001, pending sustained improvement in market conditions. The facility and land, which are included in property, plant and equipment at a net book value of $145 million, are leased from Occidental. In May 2003, Equistar and Occidental entered into a new one-year lease, which has renewal provisions for two additional one-year periods at either party’s option. Equistar exercised its first one-year renewal option in April 2004.

Environmental Remediation—Equistar’s accrued liability for environmental matters as of December 31, 2004 was $1 million and primarily related to the Port Arthur facility, which was permanently shut down in February 2001. In the opinion of management, there is currently no material estimable range of possible loss in excess of the liability recorded for environmental remediation.

Clean Air Act—The eight-county Houston/Galveston region has been designated a severe non-attainment area for ozone by the U.S. Environmental Protection Agency (“EPA”) under a “one-hour” ozone standard. Emission reduction controls for NOx, which contribute to ozone formation, must be installed at each of Equistar’s six plants located in the Houston/Galveston region prior to a November 2007 compliance deadline for the one-hour ozone standard. In addition, in December 2004, the regulatory agency for the state of Texas, the Texas Commission on Environmental Quality, or “TCEQ,” finalized controls over highly reactive, volatile organic compounds (“HRVOCs”). Equistar is still assessing the impact of the HRVOC rules. In April 2004, the EPA designated the eight-county Houston/Galveston region a moderate non-attainment area under an “eight-

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Commitments and Contingencies—(Continued)

hour” ozone standard. As a result, the TCEQ must submit a plan to the EPA in 2007 to demonstrate compliance with the eight-hour ozone standard in 2010. Although the one-hour ozone standard expires in 2005, the controls under that standard will not be relaxed under the EPA’s new eight-hour transition rules. As a result, Equistar still will be required to meet the new emission standards for NOx and HRVOCs. The timing and amount of these expenditures are subject to regulatory and other uncertainties, as well as obtaining the necessary permits and approvals. The ultimate cost of implementing any plan developed to comply with the final ozone standards cannot be estimated at this time.

Indemnification—In connection with the formation of Equistar, Lyondell, Millennium and Occidental each agreed to provide certain indemnifications or guarantees thereof to Equistar with respect to the businesses they each contributed to Equistar. In addition, Equistar agreed to assume third party claims related to certain contingent liabilities arising prior to the contribution transactions that were filed prior to December 1, 2004 as to Lyondell and Millennium, and are filed prior to May 15, 2005 as to Occidental, to the extent the aggregate thereof did not exceed $7 million for each entity, subject to certain terms of the respective asset contribution agreements. As of December 31, 2004, Equistar had incurred substantially all of the $21 million assumed for these claims and liabilities. Lyondell, Millennium, Occidental and Equistar remain liable under these indemnifications or guarantee arrangements to the same extent as they were before Lyondell’s August 2002 acquisition of Occidental’s interest in Equistar and Lyondell’s November 2004 acquisition of Millennium.

General—Equistar is, from time to time, a defendant in lawsuits, some of which are not covered by insurance. Many of these suits make no specific claim for relief. Although final determination of legal liability and the resulting financial impact with respect to any such litigation cannot be ascertained with any degree of certainty, Equistar does not believe that any ultimate uninsured liability resulting from the legal proceedings in which it currently is involved (directly or indirectly) will individually, or in the aggregate, have a material adverse effect on its financial position, liquidity or results of operations.

In the opinion of management, any liability arising from the matters discussed in this note is not expected to have a material adverse effect on the financial position or liquidity of Equistar. However, the adverse resolution in any reporting period of one or more of these matters discussed in this note could have a material impact on Equistar results of operations for that period, which may be mitigated by contribution or indemnification obligations of others, or by any insurance coverage that may be available.

14. Supplemental Cash Flow Information

Supplemental cash flow information is summarized as follows for the periods presented:

	For the year ended December 31,
Millions of dollars	2004	2003	2002
Cash paid for interest	$220	$208	$200

15. Segment and Related Information

Equistar operates in one reportable segment, ethylene, co-products and derivatives, which includes: the ethylene and co-products product group, including primarily ethylene, propylene, butadiene, fuels and aromatics; and the derivatives product group, including primarily ethylene oxide, ethylene glycol and polyethylene (see Note 1). The accounting policies of the segment are the same as those described in “Summary of Significant Accounting Policies” (see Note 2). No trade customer accounted for 10% or more of sales during any year in the three-year period ended December 31, 2004; however, sales to Lyondell were approximately 10% in 2004.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Segment and Related Information—(Continued)

Although Equistar operates in one integrated reportable segment, Equistar has chosen to provide certain additional data, as shown below, for two product groups: the ethylene and co-product group, reflecting the products of the core ethylene manufacturing processes, and the derivative products group.

	Ethylene, Co-Products and Derivatives
Millions of dollars	Ethylene & co-products	Derivatives	Other	Eliminations	Consolidated
For the year ended December 31, 2004:
Sales and other operating revenues:
Customers	$6,059	$3,257	$—	$(2,077)	$7,239
Inter-product group	2,077	—	—	—	2,077

	8,136	3,257	—	(2,077)	9,316
Operating income	482	20	—	—	502
Total assets	3,095	1,808	171	—	5,074
Capital expenditures	79	22	—	—	101
Depreciation and amortization expense	225	88	—	—	313

For the year ended December 31, 2003:
Sales and other operating revenues:
Customers	$4,023	$2,522	$—	$—	$6,545
Inter-product group	1,514	—	—	(1,514)	—

	5,537	2,522	—	(1,514)	6,545
Operating income (loss)	62	(151)	—	—	(89)
Total assets	2,950	1,721	357	—	5,028
Capital expenditures	71	35	—	—	106
Depreciation and amortization expense	216	91	—	—	307

For the year ended December 31, 2002:
Sales and other operating revenues:
Customers	$3,256	$2,281	$—	$—	$5,537
Inter-product group	1,288	—	—	(1,288)	—

	4,544	2,281	—	(1,288)	5,537
Operating income (loss)	95	(139)	—	—	(44)
Total assets	2,981	1,867	204	—	5,052
Capital expenditures	57	60	1	—	118
Depreciation and amortization expense	205	93	—	—	298

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Segment and Related Information—(Continued)

The following table presents the details of “Total assets” as presented above in the “Other” column as of December 31, for the years indicated:

Millions of dollars	2004	2003	2002
Cash and cash equivalents	$39	$199	$27
Accounts receivable—trade and related parties	11	2	—
Prepaid expenses and other current assets	7	17	22
Property, plant and equipment, net	9	13	18
Other assets, net	105	126	137

Total assets	$171	$357	$204

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partnership Governance Committee

of LYONDELL-CITGO Refining LP:

In our opinion, the accompanying balance sheets and the related statements of income, of partners’ capital and of cash flows present fairly, in all material respects, the financial position of LYONDELL-CITGO Refining LP (the “Partnership”) at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP

Houston, Texas

February 26, 2005

LYONDELL-CITGO REFINING LP

STATEMENTS OF INCOME

	For the year ended December 31,
Millions of dollars	2004	2003	2002
Sales and other operating revenues	$5,603	$4,162	$3,392

Operating costs and expenses:
Cost of sales:
Crude oil and feedstock	4,383	3,209	2,546
Operating and other expenses	645	633	547
Selling, general and administrative expenses	59	56	53

	5,087	3,898	3,146

Operating income	516	264	246

Interest expense	(31)	(37)	(32)
Interest income	1	1	—
Other income (expense)	14	—	(1)

Net income	$500	$228	$213

See Notes to Financial Statements.

LYONDELL-CITGO REFINING LP

BALANCE SHEETS

	December 31,
Millions of dollars	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$45	$43
Accounts receivable:
Trade, net	65	51
Related parties	145	121
Inventories	99	98
Prepaid expenses and other current assets	5	3

Total current assets	359	316

Property, plant and equipment, net	1,227	1,240
Other assets, net	61	81

Total assets	$1,647	$1,637

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable:
Trade	$132	$71
Related parties and affiliates	253	224
Distribution payable to Lyondell Partners	78	21
Distribution payable to CITGO Partners	55	15
Current maturities of long-term debt	5	—
Accrued liabilities	65	55

Total current liabilities	588	386

Long-term debt	443	450
Loan payable to Lyondell Partners	229	229
Loan payable to CITGO Partners	35	35
Other liabilities	112	114

Total long-term liabilities	819	828

Commitments and contingencies

Partners’ capital:
Partners’ accounts	263	442
Accumulated other comprehensive loss	(23)	(19)

Total partners’ capital	240	423

Total liabilities and partners’ capital	$1,647	$1,637

See Notes to Financial Statements.

LYONDELL-CITGO REFINING LP

STATEMENTS OF CASH FLOWS

	For the year ended December 31,
Millions of dollars	2004	2003	2002
Cash flows from operating activities:
Net income	$500	$228	$213
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	115	113	116
Net loss on disposition of assets	10	27	1
Other	—	—	1
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(37)	(19)	(59)
Inventories	(1)	(5)	37
Accounts payable	79	14	70
Other assets and liabilities	1	16	(18)

Cash provided by operating activities	667	374	361

Cash flows from investing activities:
Expenditures for property, plant and equipment	(71)	(46)	(65)
Proceeds from sale of property, plant and equipment	—	—	2
Other	(1)	—	(3)

Cash used in investing activities	(72)	(46)	(66)

Cash flows from financing activities:
Distributions to Lyondell Partners	(385)	(253)	(126)
Distributions to CITGO Partners	(271)	(178)	(89)
Contributions from Lyondell Partners	44	30	46
Contributions from CITGO Partners	30	21	32
Payment of debt issuance costs	(9)	(6)	(10)
Payment of current maturities of long-term debt	(2)	—	—
Net repayment under lines of credit	—	—	(50)

Cash used in financing activities	(593)	(386)	(197)

Increase (decrease) in cash and cash equivalents	2	(58)	98
Cash and cash equivalents at beginning of period	43	101	3

Cash and cash equivalents at end of period	$45	$43	$101

See Notes to Financial Statements.

LYONDELL-CITGO REFINING LP

STATEMENTS OF PARTNERS’ CAPITAL

	Partners’ Accounts			Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
Millions of dollars	Lyondell Partners	CITGO Partners	Total
Balance at January 1, 2002	$12	$495	$507	$(15)
Net income	135	78	213	—	$213
Cash contributions	46	32	78	—	—
Distributions to Partners	(215)	(151)	(366)	—	—
Other comprehensive loss—minimum pension liability				(14)	(14)

Comprehensive income					$199

Balance at December 31, 2002	(22)	454	432	(29)
Net income	144	84	228	—	$228
Cash contributions	30	21	51	—	—
Other contributions	10	7	17	—	—
Distributions to Partners	(168)	(118)	(286)	—	—
Other comprehensive income—minimum pension liability				10	10

Comprehensive income					$238

Balance at December 31, 2003	(6)	448	442	(19)
Net income	304	196	500	—	$500
Cash contributions	44	30	74	—	—
Distributions to Partners	(442)	(311)	(753)	—	—
Other comprehensive loss—minimum pension liability				(4)	(4)

Comprehensive income					$496

Balance at December 31, 2004	$(100)	$363	$263	$(23)

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

Lyondell owns its interest in the Partnership through wholly owned subsidiaries, Lyondell Refining Partners, LP (“Lyondell LP”) and Lyondell Refining Company (“Lyondell GP”). Lyondell LP and Lyondell GP are collectively known as Lyondell Partners. CITGO holds its interest through CITGO Refining Investment Company (“CITGO LP”) and CITGO Gulf Coast Refining, Inc. (“CITGO GP”), both wholly owned subsidiaries of CITGO. CITGO LP and CITGO GP are collectively known as CITGO Partners. Lyondell Partners and CITGO Partners are collectively known as the Partners. LCR will continue in existence until it is dissolved under the terms of the Limited Partnership Agreement (the “Agreement”). Under the terms of the Agreement, upon dissolution of the Partnership, neither partner shall have any obligation to contribute capital to restore any negative balance in its partner’s capital account balance.

The Partners have agreed to allocate cash distributions based on an ownership interest that was determined by certain contributions instead of allocating such amounts based on their capital account balances. Based upon these contributions, Lyondell Partners and CITGO Partners had ownership interests of 58.75% and 41.25%, respectively, as of December 31, 2004. Net income as shown on the statements of partners’ capital is made up of two components which are allocated to the Partners on different bases: depreciation expense, which is allocated to each partner in proportion to contributed assets and net income other than depreciation expense, which is allocated to each partner based on ownership interests.

2. Summary of Significant Accounting Policies

Revenue Recognition—Revenue from product sales is recognized as risk and title to the product transfer to the customer, which usually occurs when shipment is made. Under the terms of a long-term product sales agreement, CITGO buys substantially all of the gasoline, jet fuel, low sulfur diesel, heating oils, coke and sulfur produced at the Refinery, which represents over 70% of LCR’s revenues, at market-based prices.

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

Accounts Receivable—The Partnership sells its products primarily to CITGO and to other industrial concerns in the petrochemical and refining industries. The Partnership performs ongoing credit evaluations of its customers’ financial condition and in certain circumstances, requires letters of credit from them. The Partnership’s allowance for doubtful accounts receivable, which is reflected in the Balance Sheets as a reduction of accounts receivable—trade, totaled $25,000 at both December 31, 2004 and 2003.

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

2. Summary of Significant Accounting Policies—(Continued)

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

Identifiable Intangible Assets—Costs to purchase and to develop software for internal use are deferred and amortized on a straight-line basis over a period of 3 to 10 years. Other intangible assets are carried at amortized cost and primarily consist of deferred debt issuance costs. These assets are amortized using the straight-line method over their estimated useful lives or the term of the related agreement, if shorter.

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

Anticipated Accounting Changes—In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 153, Exchanges of Nonmonetary Assets, which amends APB Opinion No. 29, Accounting for Nonmonetary Transactions, to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange is defined to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 becomes effective in the third quarter 2005 and will be applied prospectively upon implementation. LCR does not expect application of SFAS No. 153 to have a material impact on its financial statements.

LYONDELL-CITGO REFINING LP

NOTES TO FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

In November 2004, the FASB issued SFAS No. 151, Inventory Costs. The statement requires recognition of any abnormal amounts of idle facility expense, freight, handling costs and spoilage as period costs. The provisions of SFAS No. 151 will apply prospectively upon implementation in 2005. LCR does not expect application of SFAS No. 151 to have a material impact on its financial statements.

Reclassifications—Certain previously reported amounts have been reclassified to conform to classifications adopted in 2004.

3. Related Party Transactions

LCR is party to agreements with the following related parties:

•	CITGO

•	CITGO Partners

•	Equistar Chemicals, LP (“Equistar”)

•	Lyondell

•	Lyondell Partners

•	Petróleos de Venezuela, S.A. (“PDVSA”), the national oil company of the Bolivarian Republic of Venezuela

•	PDVSA Petróleo, S.A. (“PDVSA Oil”)

•	Petrozuata Financial, Inc.

•	TCP Petcoke Corporation

LCR has a long-term crude supply agreement (“Crude Supply Agreement” or “CSA”) with PDVSA Oil, an affiliate of CITGO (see “Crude Supply Agreement” section of Note 11). The CSA, which expires on December 31, 2017, incorporates formula prices to be paid by LCR for the crude oil supplied based on the market value of a slate of refined products deemed to be produced from each particular crude oil or raw material, less: (1) certain deemed refining costs, adjustable for inflation and energy costs; (2) certain actual costs; and (3) a deemed margin, which varies according to the grade of crude oil or other raw material delivered. The actual refining margin earned by LCR may vary from the formula amount depending on, among other things, timing differences in incorporating changes in refined product market values and energy costs into the CSA’s deemed margin calculations and the efficiency with which LCR conducts its operations from time to time. Although LCR believes that the CSA reduces the volatility of LCR’s earnings and cash flows over the long-term, the CSA also limits LCR’s ability to enjoy higher margins during periods when the market price of crude oil is low relative to then-current market prices of refined products. In addition, if the actual yields, costs or volumes of the LCR Refinery differ substantially from those contemplated by the CSA, the benefits of this agreement to LCR could be substantially diminished, and could result in lower earnings and cash flow for LCR. Furthermore, there may be periods during which LCR’s costs for crude oil under the CSA may be higher than might otherwise be available to LCR from other sources. A disparate increase in the market price of heavy crude oil relative to the prices of heavy crude oil under the CSA has the tendency to make continued performance of its obligations under the CSA less attractive to PDVSA Oil.

Under the terms of a long-term product sales agreement, CITGO buys substantially all of the finished gasoline, jet fuel, low sulfur diesel, heating oils, coke and sulfur produced at the Refinery at market-based prices.

LYONDELL-CITGO REFINING LP

NOTES TO FINANCIAL STATEMENTS—(Continued)

3. Related Party Transactions—(Continued)

LCR is party to a number of raw materials, product sales and administrative service agreements with Lyondell, CITGO and Equistar. These include a hydrogen take-or-pay contract with Equistar (see Note 11). In addition, a processing agreement provides for the production of alkylate and methyl tertiary butyl ether for the Partnership at Equistar’s Channelview, Texas petrochemical complex.

As a result of Lyondell’s acquisition on November 30, 2004, of the only other remaining ownership interest holder of Equistar, Equistar became a wholly owned subsidiary of Lyondell on November 30, 2004.

Under the terms of a lubricant facility operating agreement, CITGO operated the lubricant blending and packing facility in Birmingport, Alabama while the Partnership retained ownership. During 2003, a decision was made to discontinue the lubes blending and packaging operations at the facility in Birmingport, Alabama and the facility was permanently shut down. Lubes blending and packaging operations are now conducted at CITGO or other locations. Under the terms of the lubricant sales agreements, CITGO buys paraffinic lubricants base oil, naphthenic lubricants, white mineral oils and specialty oils from the Partnership, at market based prices.

Related party transactions are summarized as follows:

	For the year ended December 31,
Millions of dollars	2004	2003	2002
LCR billed related parties for the following:
Sales of products:
CITGO	$4,141	$3,010	$2,488
Equistar	425	227	217
Lyondell	—	—	1
TCP Petcoke Corporation	1	33	17
Services and cost sharing arrangements:
Equistar	1	—	1
Lyondell	—	1	1
Related parties billed LCR for the following:
Purchase of products:
CITGO	$108	$201	$78
Equistar	725	445	324
Lyondell	14	4	1
PDVSA	2,594	1,742	1,259
Petrozuata Financial, Inc.	—	—	22
Transportation charges:
CITGO	1	1	1
Equistar	4	4	3
PDVSA	—	—	3
Services and cost sharing arrangements:
CITGO	6	6	8
Equistar	23	21	17
Lyondell	3	2	3

See Note 7 for information regarding LCR master notes payable to Lyondell Partners and CITGO Partners.

LYONDELL-CITGO REFINING LP

NOTES TO FINANCIAL STATEMENTS—(Continued)

4. Inventories

Inventories consisted of the following components at December 31:

Millions of dollars	2004	2003
Finished goods	$16	$16
Raw materials	70	69
Materials and supplies	13	13

Total inventories	$99	$98

In 2004 and 2003, all inventory, excluding materials and supplies, were valued using the LIFO method. The excess of replacement cost of inventories over the carrying value was approximately $221 million at December 31, 2004.

5. Property, Plant and Equipment and Other Assets

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows at December 31:

Millions of dollars	2004	2003
Land	$2	$2
Manufacturing facilities and equipment	2,528	2,493
Construction in progress	105	67

Total property, plant and equipment	2,635	2,562
Less accumulated depreciation	(1,408)	(1,322)

Property, plant and equipment, net	$1,227	$1,240

Maintenance and repair expenses were $50 million, $52 million and $59 million for the years ended December 31, 2004, 2003 and 2002 respectively.

The components of other assets, at cost, and the related accumulated amortization were as follows at December 31:

	2004			2003
Millions of dollars	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intangible assets:
Turnaround costs	$59	$(39)	$20	$58	$(27)	$31
Software costs	40	(26)	14	38	(21)	17
Debt issuance costs	24	(17)	7	16	(11)	5
Catalyst costs	11	(5)	6	11	(6)	5
Other	3	—	3	2	—	2

Total intangible assets	$137	$(87)	50	$125	$(65)	60

Company-owned life insurance			6			5
Other			5			16

Total other assets			$61			$81

LYONDELL-CITGO REFINING LP

NOTES TO FINANCIAL STATEMENTS—(Continued)

5. Property, Plant and Equipment and Other Assets—(Continued)

Scheduled amortization of these intangible assets for the next five years is estimated at $19 million in 2005, $16 million in 2006, $5 million in 2007, $4 million in 2008 and $2 million in 2009.

Depreciation and amortization expense is summarized as follows:

	For the year ended December 31,
Millions of dollars	2004	2003	2002
Property, plant and equipment	$91	$90	$89
Turnaround costs	12	12	13
Software costs	5	5	5
Other	7	6	9

Total depreciation and amortization	$115	$113	$116

In addition to the depreciation and amortization shown above, amortization of debt issuance costs of $6 million, $11 million and $5 million in 2004, 2003 and 2002, respectively, is included in interest expense in the Statements of Income.

6. Accrued Liabilities

Accrued liabilities consisted of the following components at December 31:

Millions of dollars	2004	2003
Payroll and benefits	$25	$25
Taxes other than income	26	25
Interest	6	2
Other	8	3

Total accrued liabilities	$65	$55

7. Financing Arrangements

In May 2004, LCR refinanced its credit facilities with a new facility, consisting of a $450 million senior secured term loan and a $100 million senior secured revolver, which mature in May 2007. The term loan requires quarterly amortization payments of $1.125 million which began in September 2004. The new facility replaced LCR’s $450 million term loan facility and $70 million revolving credit facility, which were scheduled to mature in June 2004 and is secured by substantially all of the assets of LCR. At December 31, 2004, $448 million was outstanding under the senior secured term loan with a weighted-average interest rate of 4.2%. Interest for this facility was determined by base rates or eurodollar rates at the Partnership’s option. The $100 million senior secured revolver is utilized for general business purposes and for letters of credit. At December 31, 2004, no amount was outstanding under the senior secured revolver. At December 31, 2004, LCR had outstanding letters of credit totaling $12 million.

The new facility contains covenants that require LCR to maintain certain financial ratios defined in the agreement. The facility also contains other customary covenants which limit the Partnership’s ability to modify certain significant contracts, incur significant additional debt or liens, dispose of assets, make restricted payments as defined in the agreements or merge or consolidate with other entities.

LYONDELL-CITGO REFINING LP

NOTES TO FINANCIAL STATEMENTS—(Continued)

7. Financing Arrangements—(Continued)

In September 2004, LCR obtained an amendment to the new facility that reduced the interest rate and eased certain financial covenants, including the debt-to-total-capitalization ratio. LCR was in compliance with all such covenants at December 31, 2004.

As part of the May 2004 refinancing, Lyondell Partners and CITGO Partners extended the maturity of the loans payable to the Partners, including $229 million payable to Lyondell Partners and $35 million payable to CITGO Partners, from July 2005 to January 2008. At December 31, 2004, Lyondell Partners and CITGO Partners loans were $229 million and $35 million, respectively, and both loans had weighted-average interest rates of 2.0%, which were based on eurodollar rates. Interest to both Partners was paid at the end of each calendar quarter through June 30, 1999, but is now deferred in accordance with the restrictions included in the $450 million term loan facility.

In December 2002, LCR completed a refinancing of its credit facilities with a new $450 million term bank loan facility and a $70 million working capital revolving credit facility that was scheduled to mature in June 2004. The facilities were secured by substantially all of the assets of LCR. At December 31, 2003, $450 million was outstanding under the bank term loan facility with weighted-average interest rates of 4.1%. Interest for this facility was determined by base rates or eurodollar rates at the Partnership’s option. The $70 million working capital revolving credit facility is utilized for general business purposes and for letters of credit. At December 31, 2003, no amounts were outstanding under this facility. At December 31, 2003, LCR had outstanding letters of credit totaling $13 million.

Both of the December 2002 facilities contained covenants that required LCR to maintain a minimum net worth and maintain certain financial ratios defined in the agreements. The facilities also contained other customary covenants which limit the Partnership’s ability to modify certain significant contracts, incur significant additional debt or liens, dispose of assets, make restricted payments as defined in the agreements or merge or consolidate with other entities. LCR was in compliance with all such covenants at December 31, 2003.

Also, during the December 2002 refinancing, the Partners and LCR agreed to renew and extend a number of existing notes due to Lyondell Partners and CITGO Partners with a master note to each Partner. The master notes extended the due date from July 1, 2003 to December 7, 2004, and are subordinate to the two bank credit facilities. At December 31, 2003, Lyondell Partners and CITGO Partners loans were $229 million and $35 million, respectively, and both loans had weighted-average interest rates of 2.2%, which were based on eurodollar rates. Subsequent to December 31, 2003, the due date of the master notes were extended to March 31, 2005.

LYONDELL-CITGO REFINING LP

NOTES TO FINANCIAL STATEMENTS—(Continued)

8. Lease Commitments

LCR leases crude oil storage facilities, computer equipment, office equipment and other items under noncancelable operating lease arrangements for varying periods. As of December 31, 2004, future minimum lease payments for the next five years and thereafter, relating to all noncancelable operating leases with terms in excess of one year were as follows:

Millions of dollars
2005	$74
2006	47
2007	35
2008	18
2009	14
Thereafter	90

Total minimum lease payments	$278

Net rental expenses for the years ended December 31, 2004, 2003 and 2002 were approximately $90 million, $63 million and $34 million, respectively.

9. Financial Instruments

The fair value of all financial instruments included in current assets and current liabilities, including cash and cash equivalents, accounts receivable, and accounts payable, approximated their carrying value due to their short maturity. The fair value of long-term loans payable approximated their carrying value because of their variable interest rates.

10. Pension and Other Postretirement Benefits

LCR has defined benefit pension plans, which cover full-time regular employees. Retirement benefits are based on years of service and the employee’s highest three consecutive years of compensation during the last ten years of service. LCR funds the plans through periodic contributions to pension trust funds as required by applicable law. LCR also has one unfunded supplemental nonqualified retirement plan, which provides pension benefits for certain employees in excess of the U.S. tax-qualified plans’ limit. In addition, LCR sponsors unfunded postretirement benefit plans other than pensions, which provide medical and life insurance benefits. The postretirement medical plan is contributory, while the life insurance plan is noncontributory. The measurement date for LCR’s pension and other postretirement benefit plans is December 31, 2004.

LYONDELL-CITGO REFINING LP

NOTES TO FINANCIAL STATEMENTS—(Continued)

10. Pension and Other Postretirement Benefits – (Continued)

The following table provides a reconciliation of benefit obligations, plan assets and the funded status of the plans:

	Pension Benefits		Other Postretirement Benefits
Millions of dollars	2004	2003	2004	2003
Change in benefit obligation:
Benefit obligation, January 1	$125	$124	$39	$35
Service cost	6	6	1	1
Interest cost	8	7	3	2
Plan amendments	—	—	10	—
Actuarial (gain) loss	15	(3)	(2)	3
Benefits paid	(7)	(9)	(3)	(2)

Benefit obligation, December 31	147	125	48	39

Change in plan assets:
Fair value of plan assets, January 1	51	49
Actual return on plan assets	7	10
Partnership contributions	27	1
Benefits paid	(7)	(9)

Fair value of plan assets, December 31	78	51

Funded status	(69)	(74)	(48)	(39)
Unrecognized actuarial and investment loss	52	46	12	16
Unrecognized prior service cost (benefit)	2	2	(4)	(16)

Net amount recognized	$(15)	$(26)	$(40)	$(39)

Amounts recognized in the Balance Sheet consist of:
Accrued benefit liability	$(40)	$(47)	$(40)	$(39)
Intangible asset	2	2	—	—
Accumulated other comprehensive loss	23	19	—	—

Net amount recognized	$(15)	$(26)	$(40)	$(39)

	Pension Benefits
Millions of dollars	2004	2003
Additional information:
Accumulated benefit obligation for defined benefit plans, December 31	$116	$98
Increase (decrease) in minimum liability included in other comprehensive loss	4	(10)

Pension plans with projected benefit obligations and accumulated benefit obligations in excess of the fair value of assets are summarized as follows at December 31:

	Pension Benefits
Millions of dollars	2004	2003
Projected benefit obligations	$147	$125
Accumulated benefit obligations	116	98
Fair value of assets	78	51

LYONDELL-CITGO REFINING LP

NOTES TO FINANCIAL STATEMENTS—(Continued)

10. Pension and Other Postretirement Benefits – (Continued)

Net periodic pension and other postretirement benefit costs included the following components:

	Pension Benefits			Other Postretirement Benefits
Millions of dollars	2004	2003	2002	2004	2003	2002
Components of net periodic benefit cost:
Service cost	$6	$7	$6	$1	$1	$1
Interest cost	8	7	8	3	2	2
Actual (gain) loss on plan assets	(7)	(10)	5	—	—	—
Less unrecognized gain (loss)	3	6	(9)	—	—	—

Recognized gain on plan assets	(4)	(4)	(4)	—	—	—
Prior service costs amortization	—	—	—	(2)	(3)	(3)
Actuarial loss amortization	4	4	3	1	1	1
Net effect of settlements	2	—	—	—	—	—

Net periodic benefit cost	$16	$14	$13	$3	$1	$1

The weighted-average assumptions used in determining net benefit liabilities were as follows at December 31:

	Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003
Discount rate	5.75%	6.25%	5.75%	6.25%
Rate of compensation increase	4.50%	4.50%	—	—

The weighted-average assumptions used in determining net periodic benefit cost were as follows:

	Pension Benefits			Other Postretirement Benefits
	2004	2003	2002	2004	2003	2002
Discount rate	6.25%	6.50%	6.50%	6.25%	6.50%	6.50%
Expected return on plan assets	8.00%	8.00%	9.50%	—	—	—
Rate of compensation increase	4.50%	4.50%	4.50%	—	—	—

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

Prior to 2003, LCR’s expected long-term rate of return on plan assets of 9.5% had been based on the average level of earnings that its independent pension investment advisor had advised could be expected to be earned over time, using the expected returns for the above-noted asset allocations that had been recommended by the advisor, and had been adopted for the plans. Over the three-year period ended December 31, 2003, LCR’s actual return on plan assets was a loss averaging 1.8% per year. In 2003, LCR reviewed its asset allocation and expected long-term rate of return assumptions and obtained an updated asset allocation study from the

LYONDELL-CITGO REFINING LP

NOTES TO FINANCIAL STATEMENTS—(Continued)

10. Pension and Other Postretirement Benefits – (Continued)

independent pension investment advisor, including updated expectations for long-term market earnings rates for various classes of investments. Based on this review, LCR reduced its expected long-term rate of return on plan assets to 8% and did not significantly change its plan asset allocations.

LCR’s pension plan weighted-average asset allocations by asset category were as follows at December 31:

	2004 Policy	2004	2003
Asset Category:
U.S. equity securities	55%	57%	53%
Non-U.S. equity securities	15%	15%	18%
Fixed income securities	30%	28%	29%

Total	100%	100%	100%

LCR expects to contribute approximately $5 million to its pension plans in 2005.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was enacted in December 2003. In January 2004, the FASB issued FASB Staff Position (“FSP”) FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. As permitted by FSP FAS 106-1, LCR elected to defer recognition of the effects of the Act in accounting for its plans until the FASB developed and issued authoritative guidance on accounting for subsidies provided by the Act. In May 2004, the FASB issued FSP FAS 106-2 of the same title, which gave final guidance on accounting for subsidies under the Act and required LCR to implement its provisions no later than the third quarter 2004, if the effects were significant. The effect of the Act was not significant to the Partnership’s financial statements and was recognized in the December 31, 2004 accumulated postretirement benefit obligation and the 2004 net periodic postretirement benefit cost.

As of December 31, 2004, future expected benefit payments, which reflect expected future service, as appropriate, were as follows:

Millions of dollars	Pension Benefits	Other Benefits
2005	$5	$3
2006	7	3
2007	8	3
2008	10	4
2009	13	4
2010 through 2014	82	19

Total	$125	$36

The assumed annual rate of increase in the per capita cost of covered health care benefits as of December 31, 2004 was 10% for 2005, 7% for 2006 through 2008 and 5% thereafter. The health care cost trend rate assumption does not have a significant effect on the amounts reported due to limits on LCR’s maximum contribution level to the medical plan. To illustrate, increasing or decreasing the assumed health care cost trend rates by one percentage point in each year would not change the accumulated postretirement benefit liability as of December 31, 2004 by less than $1 million and would not have a material effect on the aggregate service and interest cost components of the net periodic postretirement benefit cost for the year then ended.

LCR also maintains voluntary defined contribution savings plans for eligible employees. Contributions to the plans by LCR were $5 million in each of the three years ended December 31, 2004.

LYONDELL-CITGO REFINING LP

NOTES TO FINANCIAL STATEMENTS—(Continued)

11. Commitments and Contingencies

Commitments—LCR has various purchase commitments for materials, supplies and services incident to the ordinary conduct of business, generally for quantities required for LCR’s business and at prevailing market prices. LCR is party to various unconditional purchase obligation contracts as a purchaser for products and services, principally take-or-pay contracts for hydrogen, electricity and steam. At December 31, 2004, future minimum payments under these contracts with noncancelable contract terms in excess of one year and fixed minimum payments were as follows:

Millions of dollars
2005	$31
2006	29
2007	27
2008	25
2009	24
Thereafter through 2021	177

Total minimum contract payments	$313

Total LCR purchases under these agreements were $134 million, $107 million and $68 million during 2004, 2003 and 2002, respectively. A substantial portion of the future minimum payments and purchases were related to a hydrogen take-or-pay agreement with Equistar (see Note 3).

Crude Supply Agreement—Under the CSA, which will expire on December 31, 2017, PDVSA Oil is required to sell, and LCR is required to purchase 230,000 barrels per day of extra heavy Venezuelan crude oil, which constitutes approximately 86% of the Refinery’s refining capacity of 268,000 barrels per day of crude oil (see Note 3). Since April 1998, PDVSA Oil has, from time to time, declared itself in a force majeure situation and subsequently reduced deliveries of crude oil. Such reductions in deliveries were purportedly based on announced OPEC production cuts. At such times, PDVSA Oil informed LCR that the Venezuelan government, through the Ministry of Energy and Mines, had instructed that production of certain grades of crude oil be reduced. In certain circumstances, PDVSA Oil made payments under a different provision of the CSA in partial compensation for such reductions.

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

From time to time, Lyondell and PDVSA have had discussions covering both a restructuring of the CSA and a broader restructuring of the LCR partnership. LCR is unable to predict whether changes in either arrangement will occur. Depending on then-current market conditions, any breach or termination of the CSA, or reduction in supply thereunder, would require LCR to purchase all or a portion of its crude oil in the merchant market, which could subject LCR to significant volatility and price fluctuations and could aversely affect the Partnership. There can be no assurance that alternative crude oil supplies with similar margins would be available for purchase by LCR. During the year ended December 31, 2004, LCR received crude oil under the CSA at or above the contract volumes.

LYONDELL-CITGO REFINING LP

NOTES TO FINANCIAL STATEMENTS—(Continued)

11. Commitments and Contingencies—(Continued)

Subject to the consent of the other partner and rights of first offer and refusal, the Partners each have a right to transfer their interests in LCR to unaffiliated third parties in certain circumstances. If neither CITGO, PDVSA Oil or their affiliates were a partner in LCR, PDVSA Oil would have an option to terminate the CSA.

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

LCR estimates that it has a liability of approximately $6 million at December 31, 2004 related to future assessment and remediation costs. Lyondell has a contractual obligation to reimburse LCR for approximately $5 million. Accordingly, LCR has reflected a current liability for the remaining portion of this liability that will not be reimbursed by Lyondell. In the opinion of management, there is currently no material estimable range of loss in excess of the amount recorded. However, it is possible that new information associated with this liability, new technology or future developments such as involvement in investigations by regulatory agencies, could require LCR to reassess its potential exposure related to environmental matters.

Clean Air Act—Under the Clean Air Act, the eight-county Houston/Galveston region has been designated a severe non-attainment area for ozone by the U.S. Environmental Protection Agency (“EPA”) under a “one-hour” ozone standard. Emission reduction controls for nitrogen oxides (“NOx”) must be installed at the Refinery located in the Houston/Galveston region during the next several years. Revised rules adopted by the regulatory agencies changed the required NOx reduction levels from 90% to 80%.

The benefit from the 80% NOx reduction level could be affected by increased costs for stricter proposed controls over highly reactive, volatile organic compounds (“HRVOC”). The regulatory agency for the state of Texas, the Texas Commission on Environmental Quality (“TCEQ”), finalized the HRVOC rules in December 2004. LCR is still assessing the impact of the proposed HRVOC revisions. In addition, in April 2004, the EPA designated the eight-county Houston/Galveston region a moderate non-attainment area under an “eight-hour” ozone standard. As a result, the TCEQ must submit a plan to the EPA in 2007 to demonstrate compliance with the eight-hour ozone standard in 2010. The timing and amount of estimated expenditures are subject to regulatory and other uncertainties, as well as obtaining the necessary permits and approvals. There can be no assurance as to the ultimate cost of implementing any plan developed to comply with the final ozone standards.

LYONDELL-CITGO REFINING LP

NOTES TO FINANCIAL STATEMENTS—(Continued)

11. Commitments and Contingencies—(Continued)

The Clean Air Act also specified certain emissions standards for vehicles, and in 1998, the EPA concluded that additional controls on gasoline and diesel fuel were necessary. New standards for gasoline were finalized in 1999 and will require refiners to produce a low sulfur gasoline by 2004, with final compliance by 2006. A new “on-road” diesel standard was adopted in January 2001 and will require refiners of on-road diesel fuel to produce 80% as ultra low sulfur diesel (“ULSD”) by June 2006 and 100% by the end of 2009, with less stringent standards for “off-road” diesel fuel. To date, the “off-road” diesel fuel standards have not been finalized. These gasoline and diesel fuel standards will result in increased capital investment for LCR. In addition, these standards could result in higher operating costs for LCR.

For the years ended December 31, 2004, 2003 and 2002 LCR spent $31 million, $16 million and $31 million, respectively, for environmental related capital expenditures. These expenditures exclude a $25 million charge in 2003 for the impairment of value of project costs incurred as a result of a change to alternative approaches to complying with the gasoline and diesel fuel standards projects that led to a reduction in estimated expenditures for project compliance. LCR currently estimates that environmentally related capital expenditures will be approximately $96 million for 2005 and $129 million for 2006, including preliminary estimated expenditures for engineering studies related to emission control standards for HRVOC’s, as described above.

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

12. Supplemental Cash Flow Information

At December 31, 2004, 2003 and 2002, construction in progress included approximately $22 million, $5 million and $6 million, respectively, of non-cash additions which related to accounts payable accruals and accrued liabilities.

During 2004, 2003 and 2002, LCR paid interest of $18 million, $20 million and $26 million, respectively.

In June 2003, the Partners agreed to contribute part of the outstanding accrued interest payable to the respective Partners’ capital accounts based on their relative ownership interests of 58.75% for Lyondell Partners and 41.25% for CITGO Partners. Accordingly, $10 million and $7 million of Lyondell Partners and CITGO Partners accrued interest, respectively, was reclassified to the respective Partners’ capital accounts.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Lyondell Chemical Company performed an evaluation, under the supervision and with the participation of its management, including the President and Chief Executive Officer (principal executive officer) and the Senior Vice President and Chief Financial Officer (principal financial officer), of the effectiveness of the Lyondell disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2004. Based upon that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that the Lyondell disclosure controls and procedures are effective.

There were no changes in Lyondell’s internal control over financial reporting that occurred during Lyondell’s last fiscal quarter (the fourth quarter 2004) that have materially affected, or are reasonably likely to materially affect, Lyondell’s internal control over financial reporting.

Lyondell management’s report on internal control over financial reporting appears on page 80 of this Annual Report on Form 10-K. In addition, PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, as stated in their report that appears on page 81 of this Annual Report on Form 10-K.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information appearing under the headings “Election of Directors,” “Corporate Governance—Independence and Audit Committee Financial Expert Determinations,” “Corporate Governance—Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” of Lyondell’s proxy statement relating to its 2005 Annual Meeting of Shareholders (the “2005 Proxy Statement”) is incorporated herein by reference.

Lyondell has adopted a “code of ethics,” as defined in Item 406(b) of Regulation S-K. Lyondell’s code of ethics, known as its Business Ethics and Conduct Policy, applies to all members of the Board of Directors and to all officers and employees of Lyondell, including its principal executive officer, principal financial officer, principal accounting officer and controller. Lyondell has posted its Business Ethics and Conduct Policy on its website, www.lyondell.com. In addition, Lyondell intends to satisfy the disclosure requirements of Item 5.05 of Form 8-K regarding any amendment to, or waiver from, a provision of the Business Ethics and Conduct Policy that applies to Lyondell’s principal executive officer, principal financial officer, principal accounting officer or controller and relates to any element of the definition of code of ethics set forth in Item 406(b) of Regulation S-K by posting such information on its website, www.lyondell.com.

Item 11. Executive Compensation

The information appearing in Lyondell’s 2005 Proxy Statement under the headings “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Certain Relationships and Related Transactions” and “Compensation of Directors” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information appearing in Lyondell’s 2005 Proxy Statement under the headings “Principal Shareholders” and “Security Ownership of Management” is incorporated herein by reference.

The following table provides information about the common stock that may be issued pursuant to Lyondell’s equity compensation plans as of December 31, 2004.

Plan Category	(1) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(2) Weighted average exercise price of outstanding options, warrants and rights		(3) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))
Equity compensation plans approved by security holders (a)	10,301,264	(b)	$14.81	(b)	13,443,323	(c)
Equity compensation plans not approved by security holders (d)	120,000		14.32		—

Total	10,421,264		$14.80		13,443,323

(a)	These plans consist of the Lyondell Chemical Company 1999 Incentive Plan, the Lyondell Petrochemical Company Executive Long-Term Incentive Plan, the Restricted Stock Plan of Lyondell Petrochemical Company and the Lyondell Chemical Company Restricted Stock Plan for Non-Employee Directors. The table does not reflect the warrants to purchase five million shares of Lyondell Chemical Company’s common stock issued to Occidental Chemical Holding Corporation in connection with Lyondell’s August 2002 purchase of Occidental’s interest in Equistar.

(b)	The Lyondell Chemical Company 1999 Incentive Plan (the “Incentive Plan”) provides for awards of performance shares or performance units, which allow employees to earn a target number of shares of common stock (or a cash amount equal to the value of those shares) based on Lyondell’s cumulative total shareholder return relative to a chemical industry peer group. The actual number of shares or equivalent cash amount earned may vary from the target amount based on Lyondell’s cumulative total shareholder return, measured over the course of the performance cycle. Performance share or performance unit awards may be paid in common stock, cash or a combination thereof, at the discretion of Lyondell Chemical Company’s Compensation and Human Resources Committee. The Compensation and Human Resources Committee currently does not intend to pay performance share awards or performance unit awards in common stock, but reserves the right to do so. Accordingly the number of securities shown does not include 3,086,983 “target” performance shares outstanding as of December 31, 2004 under the Incentive Plan, which could payout in an amount up to two times the “target” amount pursuant to the Incentive Plan and the award agreements, and the weighted average exercise price does not take these performance share awards into account.

(c)	The Incentive Plan currently limits the number of shares available for grant under the plan to 26 million shares of common stock. The amount shown reflects the 13,325,783 shares remaining available for grant as of December 31, 2004 out of the 26 million share limit contained in the Incentive Plan. Pursuant to the current terms of the Incentive Plan, the 13,325,783 shares available for grant under the Incentive Plan as of December 31, 2004 may be granted pursuant to awards of stock options, performance units, restricted stock or stock appreciation rights, as permitted by the Incentive Plan. However, no more than 6,172,483 shares of common stock can be issued or delivered pursuant to outstanding or future awards of restricted stock, performance shares, phantom stock or performance units (to the extent settled in shares of common stock), and no more than 1,000,000 shares of common stock are available for incentive stock options. The amount shown also reflects, as of December 31, 2004, 14,329 shares available for grant pursuant to awards of restricted stock under the Restricted Stock Plan of Lyondell Petrochemical Company and 103,211 shares available for grant pursuant to awards of restricted stock under the Lyondell Chemical Company Restricted Stock Plan for Non-Employee Directors.

(d)	The only Lyondell Chemical Company equity compensation plan that has not been approved by shareholders is the Stock Option Plan for Non-Employee Directors. The plan was adopted as of February 1, 2000. Effective as of January 1, 2003, the Board of Directors terminated the plan, except with respect to then-outstanding option grants. No additional stock options may be awarded under the plan. The plan authorized the granting to non-employee directors of non-qualified stock options only, and all shares delivered upon the exercise of options granted under the plan must be treasury shares. All options granted under the plan have 10 year terms. The exercise price of all options granted under the plan is not less than the fair market value of the underlying common stock on the date of grant, and the plan prohibits the repricing of options. As a result of Lyondell’s August 2002 sale of shares of Series B common stock to Occidental Chemical Holding Corporation, all stock options granted under the plan during 2000 and 2001 vested in August 2002. All stock options granted under the plan during 2002 vested in connection with Lyondell’s November 2004 acquisition of Millennium.

Upon the closing of Lyondell’s acquisition of Millennium on November 30, 2004, outstanding options to acquire Millennium common stock were converted to options to acquire shares of Lyondell Chemical Company common stock under Millennium equity compensation plans assumed by Lyondell. Accordingly, the number of securities shown does not include 1,358,023 shares of common stock to be issued upon exercise of the stock options converted at the closing of the acquisition. The weighted-average exercise price of these stock options is $15.93. In connection with the closing of the acquisition, the Lyondell Chemical Company Compensation and Human Resources Committee took action with respect to Millennium’s various equity compensation plans and arrangements, effective December 1, 2004, such that no new awards will be made pursuant to such plans or arrangements.

Item 13. Certain Relationships and Related Transactions

The information appearing in Lyondell’s 2005 Proxy Statement under the headings “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions” is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information appearing in Lyondell’s 2005 Proxy Statement under the heading “Principal Accountant Fees and Services” is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following exhibits are filed as a part of this report:

Exhibit Number		Description of Document

2.1		Agreement and Plan of Merger, dated March 28, 2004, by and among Lyondell Chemical Company, the Registrant and Millennium Subsidiary LLC (45)

3.1		Amended and Restated Certificate of Incorporation of the Registrant (47)

3.2		Amended and Restated By-Laws of the Registrant (40)

4.1		Indenture dated as of January 29, 1996, as supplemented by a First Supplemental Indenture dated as of February 15, 1996, between the Registrant and Texas Commerce Bank, as Trustee (9)

4.1	(a)	Second Supplemental Indenture dated as of December 1, 1997 among the Registrant, Equistar Chemicals, LP and Texas Commerce Bank National Association (13)

4.1	(b)	Third Supplemental Indenture dated as of November 3, 2000 among the Registrant, Equistar Chemicals, LP and The Chase Manhattan Bank (20)

4.1	(c)	Fourth Supplemental Indenture dated as of November 17, 2000 among the Registrant, Equistar Chemicals, LP and The Chase Manhattan Bank (20)

4.2		Specimen common stock certificate (1)

4.3		$550,000,000 Credit Agreement dated as of May 21, 2004 among LCR, the lenders from time to time parties thereto, and Credit Suisse First Boston, as Issuer and Administrative Agent (40)

4.3	(a)	Amendment No. 1 dated as of September 30, 2004 to $550,000,000 Credit Agreement dated as of May 21, 2004 among LCR, the lenders from time to time parties thereto, and Credit Suisse First Boston, as Issuer and Administrative Agent (42)

4.4		Rights Agreement dated as of December 8, 1995 between the Registrant and the Bank of New York, as Rights Agent (8)

4.4	(a)	Amendment to Rights Agreement dated August 22, 2002 (28)

4.4	(b)	Amendment to Rights Agreement dated January 1, 2003 (30)

4.5		Credit Agreement dated as of December 17, 2003 among Equistar Chemicals, LP, the subsidiaries of Equistar Chemicals, LP party thereto, the lenders party thereto and Bank One, NA, Credit Suisse First Boston and JP Morgan Chase Bank as Co-Documentation Agents, Bank of America, N.A. and Citicorp USA, Inc. as Co-Collateral Agents, and Citicorp USA, Inc. as Administrative Agent (37)

4.5	(a)	Amendment No. 1 dated as of June 25, 2004 to Credit Agreement dated as of December 17, 2003 among Equistar Chemicals, LP, the subsidiaries of Equistar Chemicals, LP party thereto, the lenders party thereto and Bank One, NA, Credit Suisse First Boston and JP Morgan Chase Bank as Co-Documentation Agents, Bank of America, N.A. and Citicorp USA, Inc. as Co-Collateral Agents, and Citicorp USA, Inc. as Administrative Agent (40)

4.6		Amended and Restated Credit Agreement dated as of December 16, 2004 among the Registrant, the lenders party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent, Bank of America, N.A. as Syndication Agent, and Citicorp USA, Inc., Credit Suisse First Boston and Societe Generale as Co-Documentation Agents (48)

4.7		Indenture dated as of January 15, 1999, as supplemented by a First Supplemental Indenture between Equistar Chemicals, LP and The Bank of New York (16)

4.7(a)	Second Supplemental Indenture dated October 4, 1999 among Equistar Chemicals, LP, Equistar Funding Corporation and The Bank of New York (18)

4.8	Indenture dated as of June 15, 1988 between ARCO Chemical Company and Bank of New York, as Trustee (16)

4.8(a)	First Supplemental Indenture dated as of January 5, 2000 between the Registrant and Bank of New York, as Trustee (18)

4.8(b)	Form of 9 3/8% Debenture Due 2005 issuable under the Indenture referred to in Exhibit 4.9 (16)

4.8(c)	Form of 9.80% Debenture Due 2020 issuable under the Indenture referred to in Exhibit 4.9 (16)

4.8(d)	Form of 10.25% Debenture Due 2010 issuable under the Indenture referred to in Exhibit 4.9 (16)

4.9	Indenture among the Registrant, the Subsidiary Guarantors party thereto and The Bank of New York, as Trustee, dated as of May 17, 1999, for 9 5/8% Senior Secured Notes, Series A, due 2007 (17)

4.9(a)	Supplemental Indenture dated as of July 3, 2002 among the Registrant, the Subsidiary Guarantors party thereto and The Bank of New York, as Trustee (26)

4.10	Indenture dated as of May 17, 1999 among the Registrant, the Subsidiary Guarantors party thereto and The Bank of New York, as Trustee, for 9 7/8% Senior Secured Notes, Series B, due 2007 (17)

4.10(a)	Supplemental Indenture dated as of July 3, 2002 among the Registrant, the Subsidiary Guarantors party thereto and The Bank of New York, as Trustee (26)

4.11	Indenture dated as of May 17, 1999 among the Registrant, the Subsidiary Guarantors party thereto and The Bank of New York, as Trustee, for 10 7/8% Senior Subordinated Notes due 2009 (17)

4.11(a)	Supplemental Indenture dated as of July 3, 2002 among the Registrant, the Subsidiary Guarantors party thereto and The Bank of New York, as Trustee (26)

4.12	Indenture dated as of August 24, 2001 among Equistar Chemicals, LP, Equistar Funding Corporation and The Bank of New York, as Trustee (21)

4.12(a)	Form of Note dated as of August 24, 2001 (attached as Exhibit A to the Indenture filed herewith as Exhibit 4.12) (21)

4.13	Indenture dated as of December 4, 2001 among the Registrant, the Subsidiary Guarantors party thereto and The Bank of New York, as Trustee (22)

4.13(a)	Form of Note dated as of December 4, 2001 (attached as Exhibit A to the Indenture filed herewith as Exhibit 4.13) (22)

4.13(b)	First Supplemental Indenture dated as of July 3, 2002 among the Registrant, the Subsidiary Guarantors party thereto and The Bank of New York, as Trustee (26)

4.14	Indenture dated as of July 2, 2002 among the Registrant, the Subsidiary Guarantors party thereto and the Bank of New York, as Trustee (26)

4.14(a)	Form of Note dated as of July 2, 2002 (attached as Exhibit A to the Indenture filed herewith as Exhibit 4.14) (26)

4.15	Warrant exercisable for the purchase of Lyondell common stock issued August 22, 2002 to Occidental Chemical Holding Corporation (28)

4.16	Stockholders Agreement dated August 22, 2002 among the Registrant and certain Stockholders (28)

4.16(a)	First Amendment to Stockholders Agreement dated October 7, 2003 (36)

4.17		Registration Rights Agreement dated August 22, 2002 between the Registrant and Occidental Chemical Holding Corporation (28)

4.18		Indenture dated as of May 20, 2003 among the Registrant, the Subsidiary Guarantors party thereto and The Bank of New York, as Trustee (35)

4.18	(a)	Form of Note (attached as Exhibit A to the Indenture filed herewith as Exhibit 4.18) (35)

4.19		Indenture dated as of April 22, 2003 among Equistar Chemicals, LP, Equistar Funding Corporation and The Bank of New York, as Trustee (31)

4.19	(a)	Form of Note dated as of April 22, 2003 (attached as Exhibit A to the Indenture filed herewith as Exhibit 4.19) (31)

4.19	(b)	First Supplemental Indenture dated as of November 21, 2003 among Equistar Chemicals, LP, Equistar Funding Corporation and The Bank of New York, as Trustee (37)

4.20		Security Agreement dated as of December 17, 2003 among Equistar Chemicals, LP, the other borrowers and guarantors party thereto, and Citicorp USA, Inc. as Administrative Agent (37)

4.21		Receivables Purchase Agreement dated as of December 17, 2003 among Equistar Receivables II, LLC as the seller, Equistar Chemicals, LP as the servicer, the banks and other financial institutions party thereto as purchasers, Bank One, NA, Credit Suisse First Boston and JP Morgan Chase Bank as Co-Documentation Agents, Citicorp USA, Inc. and Bank of America, N.A. as Co-Asset Agents, Citicorp USA, Inc., as Administrative Agent, and Citigroup Global Markets Inc. and Banc of America Securities LLC as Joint Lead Arrangers and Joint Bookrunners (37)

4.21	(a)	Amendment No. 1 dated as of June 25, 2004 to Receivables Purchase Agreement dated as of December 17, 2003 among Equistar Receivables II, LLC as the seller, Equistar Chemicals, LP as the servicer, the banks and other financial institutions party thereto as purchasers, Bank One, NA, Credit Suisse First Boston and JP Morgan Chase Bank as Co-Documentation Agents, Citicorp USA, Inc. and Bank of America, N.A. as Co-Asset Agents, Citicorp USA, Inc., as Administrative Agent, and Citigroup Global Markets Inc. and Banc of America Securities LLC as Joint Lead Arrangers and Joint Bookrunners (40)

4.22		Undertaking Agreement dated as of December 17, 2003 by Equistar Chemicals, LP (37)

4.22	(a)	Amendment No. 1 dated as of June 25, 2004 to Undertaking Agreement dated as of December 17, 2003 by Equistar Chemicals, LP (40)

4.23		Receivables Purchase Agreement dated as of December 17, 2003 among Lyondell Funding II, LLC as the seller, the Registrant as the servicer, the banks and other financial institutions party thereto as purchasers, and Citicorp USA, Inc. as asset agent and administrative agent for the purchasers (43)

4.23	(a)	Amendment No. 1 dated as of June 25, 2004 to Receivables Purchase Agreement dated as of December 17, 2003 among Lyondell Funding II, LLC as the seller, the Registrant as the servicer, the banks and other financial institutions party thereto as purchasers, and Citicorp USA, Inc. as asset agent and administrative agent for the purchasers (43)

4.23	(b)	Amendment No. 2 dated as of August 20, 2004 to Receivables Purchase Agreement dated as of December 17, 2003 among Lyondell Funding II, LLC as the seller, the Registrant as the servicer, the banks and other financial institutions party thereto as purchasers, and Citicorp USA, Inc. as asset agent and administrative agent for the purchasers (43)

4.24		Undertaking Agreement dated as of December 17, 2003 by the Registrant (43)

4.24	(a)	Amendment No. 1 dated as of June 25, 2004 to Undertaking Agreement dated as of December 17, 2003 by the Registrant (43)

4.25		Form of Indenture, dated as of November 27, 1996, among Millennium America Inc. (formerly named Hanson America Inc.), Millennium Chemicals Inc. and The Bank of New York, as Trustee, in respect of Millennium’s 7% Senior Notes due November 15, 2006 and Millennium’s 7.625% Senior Debentures due November 15, 2026 (10)

4.25	(a)	First Supplemental Indenture dated as of November 21, 1997 among Millennium America Inc., Millennium Chemicals Inc. and The Bank of New York, as Trustee (14)

4.26		Indenture dated as of June 18, 2001 among Millennium America Inc., as Issuer, Millennium Chemicals Inc., as Guarantor, and The Bank of New York, as Trustee, governing Millennium’s 9.25% senior notes due 2008 (39)

4.27		Indenture dated as of November 25, 2003 among Millennium Chemicals Inc., as Issuer, Millennium America Inc., as Guarantor, and the Bank of New York, as Trustee, governing Millennium’s 4% Convertible Senior Debentures due 2023 (44)

4.27	(a)	First Supplemental Indenture dated as of November 30, 2004 among the Registrant, Millennium Chemicals Inc., as Issuer, Millennium America Inc., as Guarantor, and the Bank of New York, as Trustee, governing Millennium’s 4% Convertible Senior Debentures due 2023 (47)

4.28		Credit Agreement, dated June 18, 2001, among Millennium America Inc., as Borrower, Millennium Inorganic Chemicals Limited, as Borrower, certain borrowing subsidiaries of the Registrant, from time to time party thereto, the Registrant, as Guarantor, the lenders from time to time party thereto, Bank of America, N.A., as Syndication Agent and The Chase Manhattan Bank as Administrative Agent and collateral agent (39)

4.28	(a)	First Amendment, dated as of December 14, 2001, to the Credit Agreement dated as of June 18, 2001, with Bank of America, N.A. and JP Morgan Chase Bank and the lenders party thereto (23)

4.28	(b)	Second Amendment, dated as of June 19, 2002, to the Credit Agreement dated as of June 18, 2001, with the Bank of America, N.A. and JP Morgan Chase Bank and the lenders party thereto (33)

4.28	(c)	Third Amendment, dated as of April 25, 2003, to the Credit Agreement dated as of June 18, 2001, with the Bank of America, N.A. and JP Morgan Chase Bank and the lenders party thereto (32)

4.28	(d)	Fourth Amendment, dated as of November 18, 2003, to the Credit Agreement dated as of June 18, 2001, with the Bank of America, N.A. and JP Morgan Chase Bank and the lenders party thereto (44)

4.28	(e)	Fifth Amendment, dated as of July 7, 2004, to the Credit Agreement dated as of June 18, 2001, with the Bank of America, N.A., and JP Morgan Chase Bank and the lenders party thereto (41)

4.28	(f)	Sixth Amendment and Waiver, dated as of February 2, 2005, to the Credit Agreement dated as of June 18, 2001, with the Bank of America, N.A., and JP Morgan Chase Bank and the lenders party thereto (53)

The Registrant is a party to several long-term debt instruments under which the total amount of long-term debt securities authorized does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Registration S-K, the Registrant agrees to furnish a copy of such instruments to the Commission upon request.

EXECUTIVE OFFICER AND DIRECTOR COMPENSATION:

10.1	Amended and Restated Executive Supplementary Savings Plan (24)

10.2	Amended and Restated Executive Long-Term Incentive Plan (2)

10.3	Amended and Restated Supplementary Executive Retirement Plan (24)

10.3(a)	Amendment No. 1 dated as of March 26, 2004 to Amended and Restated Supplementary Executive Retirement Plan (38)

10.4	Executive Medical Plan (11)

10.4(a)	Amendment No. 1 to the Executive Medical Plan (11)

10.4(b)	Amendment No. 2 to the Executive Medical Plan (11)

10.5	Amended and Restated Executive Deferral Plan (24)

10.5(a)	Amendment No. 1 dated as of March 26, 2004 to Amended and Restated Executive Deferral Plan (38)

10.6	Executive Long-Term Disability Plan (3)

10.6(a)	Amendment No. 1 to the Executive Long-Term Disability Plan (11)

10.7	Amended and Restated Executive Life Insurance Plan (24)

10.8	Amended and Restated Supplemental Executive Benefit Plans Trust Agreement (37)

10.8(a)	Amendment No. 1 dated as of March 26, 2004 to Amended and Restated Supplemental Executive Benefit Plans Trust Agreement (38)

10.9	Restricted Stock Plan (5)

10.9(a)	Amendment No. 1 to the Restricted Stock Plan (7)

10.9(b)	Amendment No. 2 to the Restricted Stock Plan (13)

10.10	Form of Registrant’s Indemnity Agreement with Officers and Directors (54)

10.11	Amended and Restated Elective Deferral Plan for Non-Employee Directors (30)

10.11(a)	Amendment No. 1 dated as of March 28, 2004 to Amended and Restated Elective Deferral Plan for Non-Employee Directors (38)

10.12	Amended and Restated Retirement Plan for Non-Employee Directors (24)

10.12(a)	Amendment No. 1 to Amended and Restated Retirement Plan for Non-Employee Directors (30)

10.12(b)	Amendment No. 2 dated as of March 28, 2004 to Amended and Restated Retirement Plan for Non-Employee Directors (38)

10.13	Amended and Restated Restricted Stock Plan for Non-Employee Directors (34)

10.14	Amended and Restated Non-Employee Directors Benefit Plans Trust Agreement (37)

10.14(a)	Amendment No. 1 dated as of March 28, 2004 to Amended and Restated Non-Employee Directors Benefit Plans Trust Agreement (38)

10.15	Stock Option Plan for Non-Employee Directors (24)

10.16	Amended and Restated 1999 Incentive Plan (46)

10.16(a)	Form of Award Agreement for the Registrant’s Amended and Restated 1999 Incentive Plan (43)

10.17	Amended and Restated Lyondell Chemical Company Executive Severance Pay Plan (24)

10.17(a)	Amendment No. 1 dated as of March 26, 2004 to Amended and Restated Lyondell Chemical Company Executive Severance Pay Plan (38)

10.18	Annual Cash Bonus Guidelines (51)

10.19	Director Compensation (52)

10.20	Executive Compensation

OTHER MATERIAL CONTRACTS:

10.21	Limited Partnership Agreement of LCR, dated December 31, 1998 (16)

10.22	Contribution Agreement between the Registrant and LYONDELL-CITGO Refining Company Ltd. (4)

10.23	Crude Oil Supply Agreement between LYONDELL-CITGO Refining Company Ltd. and Lagoven, S.A. (4)

10.24	Asset Purchase Agreement dated April 13, 1995 between the Registrant and Occidental Chemical Company (6)

10.25	Amended and Restated Limited Partnership Agreement of Equistar Chemicals, LP, dated November 29, 2004 (47)

10.26	Asset Contribution Agreement among the Registrant, Lyondell Petrochemical L.P. Inc. and Equistar Chemicals, LP (12)

10.26(a)	First Amendment to Asset Contribution Agreement, dated as of May 15, 1998, among the Registrant, Lyondell Petrochemical L.P. Inc. and Equistar Chemicals, LP (16)

10.26(b)	Second Amendment to Lyondell Asset Contribution Agreement, dated as of September 30, 2001, among the Registrant, Lyondell Petrochemical LP Inc. and Equistar (21)

10.27	Asset Contribution Agreement among Millennium Petrochemicals Inc., Millennium LP and Equistar Chemicals, LP (12)

10.27(a)	First Amendment to Asset Contribution Agreement, dated as of May 15, 1998, among Millennium Petrochemicals Inc., Millennium LP and Equistar Chemicals, LP (16)

10.27(b)	Second Amendment to Millennium Asset Contribution Agreement, dated as of September 30, 2001, among Millennium Petrochemicals Inc., Millennium Petrochemicals LP LLC and Equistar Chemicals, LP (21)

10.28	Amended and Restated Parent Agreement dated as of November 6, 2002 (29)

10.29	Agreement and Plan of Merger and Asset Contribution dated May 15, 1998 among Occidental Petrochem Partner 1, Inc., Occidental Petrochem Partner 2, Inc., Oxy Petrochemicals, PDG Chemical and Equistar Chemicals, LP (15)

10.29(a)	First Amendment to Occidental Asset Contribution Agreement, dated as of September 30, 2001, among Occidental Petrochem Partner 1, Inc., Occidental Petrochem Partner 2, Inc., PDG Chemical Inc., Occidental Petrochem Partner GP, Inc. and Equistar Chemicals, LP (21)

10.30	Amended and Restated Master Transaction Agreement dated as of March 31, 2000 among the Registrant, Bayer AG and Bayer Corporation (19)

10.30(a)	First Amendment to Amended and Restated Master Transaction Agreement, dated as of December 18, 2000 (20)

10.31	Amended and Restated Master Asset and Stock Purchase Agreement dated as of March 31, 2000 among the Registrant, the entities set forth on Schedule 1 thereto, Bayer AG and Bayer Corporation (19)

10.32	Amended and Restated Limited Partnership Agreement of PO JV, LP dated as of March 31, 2000 (19)

10.32(a)	First Amendment to the Amended and Restated Limited Partnership Agreement of PO JV, LP (25)

10.33	Limited Partnership Interest Purchase and Sale Agreement dated as of March 31, 2000 among Lyondell SAT, INC., Lyondell POTechLP, Inc., BAYPO I LLC, BAYPO II LLC and BIPPO Corporation (19)

10.34	General Partnership Agreement dated December 18, 2000 between Bayer Polyurethanes B.V. and Lyondell PO-11 C.V. (20)

10.35	Parent Agreement dated December 18, 2000 between the Registrant and Bayer AG (20)

10.36	Securities Purchase Agreement dated as of July 8, 2002 between the Registrant and Occidental Chemical Holding Corporation (27)

10.37	Occidental Partner Sub Purchase Agreement dated as of July 8, 2002 among the Registrant, Occidental Chemical Holding Corporation, Oxy CH Corporation, and Occidental Chemical Corporation (27)

10.38	Form of Tax Sharing and Indemnification Agreement, dated as of September 30, 1996, between Hanson, Millennium Overseas Holdings Ltd., Millennium America Holdings Inc. (formerly HM Anglo American Ltd.), Hanson North America Inc. and Millennium Chemicals Inc. (49)

10.39	Form of Deed of Tax Covenant, dated as of September 30, 1996, between Hanson, Millennium Overseas Holdings Ltd., Millennium Inorganic Chemicals Limited (formerly SCM Chemicals Limited), SCMC Holdings B.V. (formerly Hanson SCMC B.V.), Millennium Inorganic Chemicals Ltd. (formerly SCM Chemicals Ltd.), and Millennium Chemicals Inc. (the “Deed of Tax Covenant”) (49)

10.39(a)	Amendment to the Deed of Tax Covenant dated January 28, 1997 (50)

12	Statement Setting Forth Detail for Computation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of the Registrant

23	Consent of PricewaterhouseCoopers LLP

24	Powers of Attorney

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-25407) and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K Report for the year ended December 31, 1990 and incorporated herein by reference.

(3)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K Report for the year ended December 31, 1992 and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of July 1, 1993 and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of May 1, 1995 and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated December 8, 1995 and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-3 dated as of January 31, 1996 and incorporated herein by reference.
(10)	Filed as an exhibit to Millennium Chemical Inc.’s Registration Statement on Form S-1 (No. 333-15975) and incorporated herein by reference.
(11)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.
(12)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of October 17, 1997 and incorporated herein by reference.
(13)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.
(14)	Filed as an exhibit to Millennium Chemical Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.
(15)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of May 15, 1998 and incorporated herein by reference.
(16)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.
(17)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (No. 333-81831) and incorporated herein by reference.
(18)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.
(19)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of April 14, 2000 and incorporated herein by reference.
(20)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
(21)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.
(22)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (No. 333-76536-01) and incorporated herein by reference.
(23)	Filed as an exhibit to Millennium Chemical Inc.’s Current Report on Form 8-K dated as of December 18, 2001 and incorporated herein by reference.
(24)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.
(25)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.
(26)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.
(27)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of July 8, 2002 and incorporated herein by reference.
(28)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of August 22, 2002 and incorporated herein by reference.

(29)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.
(30)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.
(31)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.
(32)	Filed as an exhibit to Millennium Chemical Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.
(33)	Filed as an exhibit to Millennium Chemical Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.
(34)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333-105004) and incorporated herein by reference.
(35)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (No. 333-106954) and incorporated herein by reference.
(36)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of October 7, 2003 and incorporated herein by reference.
(37)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.
(38)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.
(39)	Filed as an exhibit to Millennium Chemical Inc.’s Registration Statement on Form S-4 (No. 333-65650-01) and incorporated herein by reference.
(40)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.
(41)	Filed as an exhibit to Millennium Chemical Inc.’s Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2004 and incorporated herein by reference.
(42)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of September 30, 2004 and incorporated herein by reference.
(43)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.
(44)	Filed as an exhibit to Millennium Chemicals Inc.’s Current Report on Form 8-K dated as of November 25, 2003 and incorporated herein by reference.
(45)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of March 28, 2004 and incorporated herein by reference.
(46)	Filed as Annex F to the Registrant’s Registration Statement on Form S-4/A (No. 333-114877) filed on September 30, 2004 and incorporated herein by reference.
(47)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of November 30, 2004 and incorporated herein by reference.
(48)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of December 16, 2004 and incorporated herein by reference.
(49)	Filed as an exhibit to Millennium Chemical Inc.’s Registration Statement on Form 10 (No. 1-12091) and incorporated herein by reference.
(50)	Filed as an exhibit to Millennium Chemical Inc.’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.
(51)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of January 21, 2005 and incorporated herein by reference.
(52)	Filed on March 16, 2004 on pages 36-39 of Schedule 14A of the Registrant’s 2004 Definitive Proxy Statement and incorporated herein by reference.
(53)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of February 4, 2005 and incorporated herein by reference.
(54)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of February 24, 2005 and incorporated herein by reference.

Copies of exhibits will be furnished upon prepayment of 25 cents per page.

Requests should be addressed to the Secretary.

(b) Consolidated Financial Statements and Financial Statement Schedules

(1) Consolidated Financial Statements

Consolidated Financial Statements filed as part of this Annual Report on Form 10-K are listed in the Index to Financial Statements on page 79.

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

LYONDELL CHEMICAL COMPANY

Date: March 16, 2005	By:	/s/ DAN F. SMITH
Dan F. Smith President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2005.

Signature	Title

/S/ WILLIAM T. BUTLER* (William T. Butler)	Chairman of the Board

/S/ DAN F. SMITH (Dan F. Smith, Principal Executive Officer)	President, Chief Executive Officer and Director

/S/ CAROL A. ANDERSON* (Carol A. Anderson)	Director

/S/ STEPHEN I. CHAZEN* (Stephen I. Chazen)	Director

/S/ WORLEY H. CLARK, JR.* (Worley H. Clark, Jr.)	Director

/S/ TRAVIS ENGEN* (Travis Engen)	Director

/S/ STEPHEN F. HINCHLIFFE, JR.* (Stephen F. Hinchliffe, Jr.)	Director

/S/ DANNY W. HUFF* (Danny W. Huff)	Director

/S/ RAY R. IRANI* (Ray R. Irani)	Director

/S/ DAVID J. LESAR* (David J. Lesar)	Director

/S/ DAVID J.P. MEACHIN* (David J.P. Meachin)	Director

/S/ DUDLEY C. MECUM* (Dudley C. Mecum)	Director

Signature	Title

/S/ WILLIAM R. SPIVEY* (William R. Spivey)	Director

/S/ T. KEVIN DENICOLA (T. Kevin DeNicola, Principal Financial Officer)	Senior Vice President and Chief Financial Officer

/S/ CHARLES L. HALL (Charles L. Hall, Principal Accounting Officer)	Vice President and Controller

*By	/S/ KERRY A. GALVIN
(Kerry A. Galvin, as Attorney-in-fact)