Form 10-Q
period 2005-03-31
LYONDELL CHEMICAL CO
filed 2005-05-06
CIK 842635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Number of shares of common stock outstanding as of March 31, 2005: 246,051,334

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LYONDELL CHEMICAL COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended March 31,
Millions of dollars, except per share data	2005	2004
Sales and other operating revenues:
Trade	$4,151	$1,093
Related parties	295	12

	4,446	1,105

Operating costs and expenses:
Cost of sales	3,784	1,029
Selling, general and administrative expenses	129	45
Research and development expenses	23	8

	3,935	1,082

Operating income	510	23

Interest expense	(169)	(111)
Interest income	11	2
Other expense, net	(23)	(1)

Income (loss) before equity investments and income taxes	329	(87)

Income from equity investments:
LYONDELL-CITGO Refining LP	67	56
Equistar Chemicals, LP	—	6
Other	1	1

	68	63

Income (loss) before income taxes	397	(24)

Provision for (benefit from) income taxes	143	(9)

Net income (loss)	$254	$(15)

Earnings (loss) per share:
Basic	$1.04	$(0.08)

Diluted	$0.98	$(0.08)

See Notes to the Consolidated Financial Statements.

LYONDELL CHEMICAL COMPANY

CONSOLIDATED BALANCE SHEETS

Millions, except shares and par value data	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$689	$804
Accounts receivable:
Trade, net	1,770	1,437
Related parties	128	132
Inventories	1,746	1,619
Prepaid expenses and other current assets	146	189
Deferred tax assets	238	276

Total current assets	4,717	4,457
Property, plant and equipment, net	7,055	7,215
Investments and long-term receivables:
Investment in PO joint ventures	814	838
Investment in and receivable from LYONDELL-CITGO Refining LP	188	192
Other investments and long-term receivables	161	160
Goodwill, net	2,175	2,175
Other assets, net	909	891

Total assets	$16,019	$15,928

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	$1,191	$1,071
Related parties	123	126
Current maturities of long-term debt	256	308
Accrued liabilities	760	790

Total current liabilities	2,330	2,295
Long-term debt	7,386	7,555
Other liabilities	1,750	1,747
Deferred income taxes	1,587	1,477
Commitments and contingencies
Minority interest	172	181
Stockholders’ equity:
Common stock, $1.00 par value, 420,000,000 shares authorized, 246,877,485 and 244,541,913 shares issued, respectively	247	245
Additional paid-in capital	3,034	3,000
Retained deficit	(402)	(600)
Accumulated other comprehensive income (loss)	(58)	56
Treasury stock, at cost, 826,151 and 856,915 shares, respectively	(27)	(28)

Total stockholders’ equity	2,794	2,673

Total liabilities and stockholders’ equity	$16,019	$15,928

See Notes to the Consolidated Financial Statements.

LYONDELL CHEMICAL COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
Millions of dollars	2005	2004
Cash flows from operating activities:
Net income (loss)	$254	$(15)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	178	63
Income from equity investments	(68)	(63)
Distributions of earnings from affiliates	67	56
Deferred income taxes	115	(10)
Debt prepayment premiums and charges	12	—
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(342)	(26)
Inventories	(136)	11
Accounts payable	133	(6)
Other assets and liabilities, net	(49)	58

Net cash provided by operating activities	164	68

Cash flows from investing activities:
Expenditures for property, plant and equipment	(58)	(11)
Distributions from affiliates in excess of earnings	35	18
Contributions and advances to affiliates	(30)	(13)
Other	3	—

Net cash used in investing activities	(50)	(6)

Cash flows from financing activities:
Repayment of long-term debt	(211)	—
Dividends paid	(55)	(31)
Proceeds from stock option exercises	34	4
Other	(2)	(1)

Net cash used in financing activities	(234)	(28)

Effect of exchange rate changes on cash	5	(1)

(Decrease) increase in cash and cash equivalents	(115)	33
Cash and cash equivalents at beginning of period	804	438

Cash and cash equivalents at end of period	$689	$471

See Notes to the Consolidated Financial Statements.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1. Basis of Preparation

The accompanying consolidated financial statements are unaudited and have been prepared from the books and records of Lyondell Chemical Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2004 included in the Lyondell Chemical Company 2004 Annual Report on Form 10-K.

2. Description of the Company

Lyondell Chemical Company (“LCC”), together with its consolidated subsidiaries (collectively, “Lyondell” or “the Company”), is a global chemical company that manufactures and markets a variety of basic chemicals and gasoline blending components. As a result of Lyondell’s acquisition of Millennium Chemicals Inc. (“Millennium”) and Lyondell’s resulting 100% ownership of Millennium and Equistar Chemicals, LP (“Equistar”), the operations of Millennium and Equistar are consolidated prospectively from December 1, 2004 (see Note 3). Prior to December 1, 2004, Lyondell accounted for its investment in Equistar using the equity method of accounting (see Note 6).

3. Acquisition of Millennium Chemicals Inc.

On November 30, 2004, Lyondell completed the acquisition of Millennium, in a stock-for-stock business combination, to, among other things, broaden the Company’s product base and to consolidate ownership of Equistar. In the acquisition, Lyondell issued 63.1 million shares of Lyondell common stock to Millennium’s shareholders, and Millennium became a wholly owned subsidiary of Lyondell. Millennium owns a 29.5% interest in Equistar, which, upon completion of the acquisition, also became a wholly owned subsidiary of Lyondell.

The aggregate purchase price was $1,469 million, including the 63.1 million shares of Lyondell common stock valued at $1,438 million, payment of transaction costs of $20 million and the fair value of employee stock options of approximately $11 million.

The unaudited pro forma combined historical results of Lyondell, Millennium and Equistar for the three months ended March 31, 2004, giving effect to the acquisition assuming the transaction was consummated as of the beginning of 2004 are as follows:

Millions of dollars, except per share data	For the three months ended March 31, 2004
Sales and other operating revenues	$3,345
Net loss	(26)
Basic loss per share	(0.11)
Diluted loss per share	(0.11)

The unaudited pro forma data presented above are not necessarily indicative of the results of operations of Lyondell that would have occurred had such transaction actually been consummated as of the beginning of 2004, nor are they necessarily indicative of future results of operations.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The purchase price of $1,469 million was allocated to the assets acquired and liabilities assumed based upon the estimated fair values of such assets and liabilities at the date of acquisition. The purchase price allocations used in the preparation of the December 31, 2004 and March 31, 2005 financial statements are preliminary due to the continuing analyses relating to the determination of the fair values of the assets acquired and liabilities assumed. Based upon additional information received to date, the fair values of the assets acquired and liabilities assumed were adjusted during the three-month period ended March 31, 2005. The adjustments and their effect on goodwill for the first three months ended March 31, 2005 are summarized in Note 10.

Any further changes to the fair values of net assets acquired would result in additional adjustment to the fair value of the assets acquired and liabilities assumed and corresponding adjustment to goodwill. Management does not expect the finalization of these matters to have a material effect on the allocation. No goodwill that would be deductible for income tax purposes was created by the acquisition.

4. Accounting Changes

In the first quarter 2003, Lyondell adopted the “fair value” method of accounting for employee stock options, the preferred method as defined by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation using the prospective transition method. Under the prospective transition method, an estimate of the fair value of options granted to employees during 2003 and thereafter is charged to earnings over the related vesting periods. Prior to 2003, Lyondell accounted for employee stock options under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation expense was recognized in connection with stock options granted prior to 2003. Pro forma compensation expense related to stock options for each of the three month periods ended March 31, 2005 and 2004 was less than $1 million.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment. The primary focus of this Statement is accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as by the granting of stock options. Lyondell will be required to apply the provisions of SFAS No. 123 (revised 2004) in the first quarter 2006. SFAS No. 123 (revised 2004) may affect the computation and resulting fair value of Lyondell’s share-based payment transactions with employees. Lyondell is evaluating the impact, if any, of adopting SFAS No. 123 (revised 2004) on its financial statements.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47. “Accounting for Conditional Asset Retirement Obligations,” which clarifies the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Conditional Asset Retirement Obligations,” as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of Lyondell. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. Lyondell is currently evaluating the impact of adopting this interpretation.

5. Investment in PO Joint Ventures

Lyondell, together with Bayer AG and Bayer Corporation (collectively “Bayer”), share interests in a U.S. PO manufacturing joint venture (the “U.S. PO Joint Venture”) and a separate joint venture for certain related PO technology. Bayer’s ownership interest represents ownership of an in-kind portion of the PO production of the U.S. PO Joint Venture. Bayer’s share of PO production is 1.6 billion pounds annually. Lyondell takes in kind the remaining PO production and all co-product (SM and TBA) production from the U.S. PO Joint Venture.

In addition, Lyondell and Bayer each have a 50% interest in a separate manufacturing joint venture (the “European PO Joint Venture”), which includes a world-scale PO/SM plant at Maasvlakte near Rotterdam, the Netherlands. Lyondell and Bayer each are entitled to 50% of the PO and SM production of the European PO Joint Venture.

Changes in Lyondell’s investment in the U.S. and European PO joint ventures for the three months ended March 31, 2004 and 2005 are summarized as follows:

Millions of dollars	U.S. PO Joint Venture	European PO Joint Venture	Total PO Joint Ventures
Investment in PO joint ventures – January 1, 2004	$570	$296	$866
Cash contributions	2	2	4
Depreciation and amortization	(8)	(3)	(11)
Effect of exchange rate changes	—	(19)	(19)

Investment in PO joint ventures – March 31, 2004	$564	$276	$840

Investment in PO joint ventures – January 1, 2005	$541	$297	$838
Cash contributions (distributions)	4	(4)	—
Depreciation and amortization	(8)	(3)	(11)
Effect of exchange rate changes	—	(13)	(13)

Investment in PO joint ventures – March 31, 2005	$537	$277	$814

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Equity Interest in Equistar Chemicals, LP

As a result of Lyondell’s acquisition of Millennium and Lyondell’s resulting 100% ownership of Equistar, the operations of Equistar are consolidated prospectively from December 1, 2004 (see Notes 2 and 3). Prior to December 1, 2004, Lyondell accounted for its 70.5% interest in Equistar using the equity method of accounting, because of Lyondell’s and Millennium’s joint control of certain key management decisions, including approval of the strategic plan, capital expenditures and annual budget, issuance of additional debt and the appointment of executive management of the partnership. As a partnership, Equistar is not subject to federal income taxes.

Summarized financial information for Equistar follows for the three months ended March 31, 2004.

Millions of dollars
STATEMENT OF INCOME
Sales and other operating revenues	$1,962
Cost of sales	1,857
Selling, general and administrative expenses	41
Research and development expenses	7
Gain on asset dispositions	4

Operating income	61
Interest expense, net	(55)
Other expense, net	(1)

Net income	$5

Lyondell’s income from its investment in Equistar consisted of Lyondell’s share of Equistar’s income and accretion of Lyondell’s investment in Equistar up to its underlying equity in Equistar’s net assets. At March 31, 2004, Lyondell’s underlying equity in Equistar’s net assets exceeded the carrying value of its investment in Equistar by approximately $162 million. This difference was being recognized in income over 14 years.

7. Equity Interest in LYONDELL-CITGO Refining LP

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

Lyondell’s investment in and receivable from LCR consisted of the following:

Millions of dollars	March 31, 2005	December 31, 2004
Investment in LCR	$(41)	$(37)
Receivable from LCR	229	229

Investment in and receivable from LCR	$188	$192

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information for LCR follows:

Millions of dollars	March 31, 2005	December 31, 2004
BALANCE SHEETS
Total current assets	$515	$359
Property, plant and equipment, net	1,243	1,227
Other assets	62	61

Total assets	$1,820	$1,647

Current liabilities	$845	$588
Long-term debt	442	443
Loans payable to partners	264	264
Other liabilities	113	112
Partners’ capital	156	240

Total liabilities and partners’ capital	$1,820	$1,647

	For the three months ended March 31,
	2005	2004
STATEMENTS OF INCOME
Sales and other operating revenues	$1,536	$1,154
Cost of sales	1,406	1,037
Selling, general and administrative expenses	12	16

Operating income	118	101
Interest expense, net	(8)	(10)

Net income	$110	$91

SELECTED ADDITIONAL INFORMATION
Depreciation and amortization	$28	$30
Expenditures for property, plant and equipment	34	15

Lyondell’s income from its investment in LCR consists of Lyondell’s share of LCR’s net income and accretion of Lyondell’s investment in LCR up to its underlying equity in LCR’s net assets. At March 31, 2005, Lyondell’s underlying equity in LCR’s net assets exceeded its investment in LCR by approximately $253 million. This difference will be recognized in income over the next 23 years.

8. Accounts Receivable

Lyondell has two four-year, accounts receivable sales facilities of $150 million and $450 million, relating to LCC and Equistar, respectively. Pursuant to these facilities, Lyondell sells, through two wholly owned bankruptcy remote subsidiaries, on an ongoing basis and without recourse, an interest in pools of domestic accounts receivable to financial institutions participating in the facilities. Lyondell is responsible for servicing the receivables. The outstanding amounts of receivables sold under the facilities were $75 million and $275 million as of March 31, 2005 and December 31, 2004, respectively.

In consideration of discounts offered to certain customers for early payment for product, some receivable amounts were collected in March 2005 that otherwise would have been expected to be collected in April 2005. This included collections of $71 million in March 2005, related to Equistar receivables, from Occidental Chemical Corporation, a subsidiary of Occidental Petroleum Corporation (together with its subsidiaries and affiliates, collectively “Occidental”).

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Inventories

Inventories consisted of the following components:

Millions of dollars	March 31, 2005	December 31, 2004
Finished goods	$1,116	$1,014
Work-in-process	106	108
Raw materials	308	290
Materials and supplies	216	207

Total inventories	$1,746	$1,619

10. Property, Plant and Equipment and Goodwill

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows:

Millions of dollars	March 31, 2005	December 31, 2004
Land	$189	$190
Manufacturing facilities and equipment	9,132	9,224
Construction in progress	210	187

Total property, plant and equipment	9,531	9,601
Less accumulated depreciation	(2,476)	(2,386)

Property, plant and equipment, net	$7,055	$7,215

Depreciation and amortization is summarized as follows:

	For the three months ended March 31,
Millions of dollars	2005	2004
Property, plant and equipment	$133	$44
Investment in PO joint ventures	11	12
Turnaround costs	14	3
Software costs	10	2
Other	10	2

Total depreciation and amortization	$178	$63

The increase in depreciation and amortization in the first quarter 2005 primarily reflects the consolidation of Millennium and Equistar prospectively from December 1, 2004.

The following table summarizes the changes to Lyondell’s goodwill during the three months ended March 31, 2005 by reportable segment. Lyondell’s reportable segments include ethylene, co-products and derivatives (“EC&D”), propylene oxide and related products (“PO&RP”), and inorganic chemicals (see Note 16). The refining segment consists of Lyondell’s equity investment in LCR (see Note 7).

Millions of dollars	EC&D	PO&RP	Inorganic Chemicals	Total
Goodwill at January 1, 2005	$270	$1,080	$825	$2,175
Adjustments to preliminary purchase price allocation related to November 30, 2004 acquisition of Millennium	(3)	—	12	9
Settlement of income tax issues related to 1998 acquisition of ARCO Chemical Company	—	(9)	—	(9)

Goodwill at March 31, 2005	$267	$1,071	$837	$2,175

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

Long-term debt consisted of the following:

Millions of dollars	March 31, 2005	December 31, 2004
Bank credit facilities:
LCC $475 million senior secured revolving credit facility	$—	$—
Equistar $250 million inventory-based revolving credit facility	—	—
Millennium $150 million revolving credit facility	—	—

LCC notes and debentures:
Senior Secured Notes, Series A due 2007, 9.625%	900	900
Senior Secured Notes, Series B due 2007, 9.875%	500	700
Senior Secured Notes due 2008, 9.5%	730	730
Senior Secured Notes due 2012, 11.125%	278	278
Senior Secured Notes due 2013, 10.5%	325	325
Senior Subordinated Notes due 2009, 10.875%	500	500
Debentures due 2005, 9.375%	100	100
Debentures due 2010, 10.25%	100	100
Debentures due 2020, 9.8%	225	225

Equistar notes and debentures:
Notes due 2006, 6.5%	150	150
Senior Notes due 2008, 10.125%	700	700
Notes due 2009, 8.75%	600	600
Senior Notes due 2011, 10.625%	700	700
Debentures due 2026, 7.55%	150	150

Millennium notes and debentures:
Senior Notes due 2006, 7.0%	500	500
Senior Debentures due 2026, 7.625%	250	250
Senior Notes due 2008, 9.25%	471	471
Convertible Senior Debentures due 2023, 4.0%	150	150

Other debt	26	32
Unamortized premium, net	287	302

Total	7,642	7,863
Less current maturities	(256)	(308)

Long-term debt	$7,386	$7,555

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the first quarter 2005, LCC repaid $200 million of the 9.875% Senior Secured Notes Series B, along with $10 million in prepayment premiums, and in the second quarter 2005 called an additional $300 million. The call price on the $300 million was 102.469% of par, and the debt was paid on May 2, 2005 along with $7 million in prepayment premiums. Current maturities of long-term debt at March 31, 2005 included $100 million of LCC’s 9.375% Debentures due 2005, $150 million of Equistar’s 6.5% Notes due 2006 and other debt of $6 million. At December 31, 2004, current maturities included $200 million of LCC’s 9.875% Senior Secured Notes due 2007, which were called in December 2004, $100 million of LCC’s 9.375% Debentures due 2005 and other debt of $8 million.

Amortization of debt premiums, including adjustments to fair values included in accounting for the acquisition of Millennium, and debt issuance costs resulted in a net credit of $2 million and a charge of $4 million for the three-month periods ended March 31, 2005 and 2004, respectively, that were included in interest expense in the Consolidated Statements of Income.

12. Pension and Other Postretirement Benefits

Net periodic pension benefit costs included the following components for the three months ended March 31:

	2005		2004
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Net periodic pension benefit cost:
Service cost	$11	$4	$4	$2
Interest cost	21	6	8	2
Recognized return on plan assets	(19)	(5)	(5)	(2)
Actuarial and investment loss amortization	5	1	5	1

Net periodic pension benefit cost	$18	$6	$12	$3

Net periodic other postretirement benefit costs, which were entirely incurred in the U.S., included the following components for the three months ended March 31:

Millions of dollars	2005	2004
Components of net periodic benefit cost:
Service cost	$1	$1
Interest cost	3	1

Net periodic benefit cost	$4	$2

The increases in pension and other postretirement benefit costs in the first quarter 2005 primarily reflect the consolidation of Millennium and Equistar prospectively from December 1, 2004.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.Commitments and Contingencies

Crude Supply Agreement—Under a crude supply agreement with PDVSA Oil (“CSA”), PDVSA Oil is required to sell, and LCR is required to purchase, 230,000 barrels per day of heavy, high sulfur crude oil, which constitutes approximately 86% of LCR’s refining capacity of 268,000 barrels per day of crude oil. Since April 1998, PDVSA Oil has, from time to time, declared itself in a force majeure situation and subsequently reduced deliveries of crude oil. Such reductions in deliveries were purportedly based on announced OPEC production cuts. At such times, PDVSA Oil informed LCR that the Venezuelan government, through the Ministry of Energy and Mines, had instructed that production of certain grades of crude oil be reduced. In certain circumstances, PDVSA Oil made payments to LCR under a different provision of the CSA in partial compensation for such reductions.

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

From time to time, Lyondell and PDVSA have had discussions covering both a restructuring of the CSA and a broader restructuring of the LCR partnership. Lyondell is unable to predict whether changes in either arrangement will occur. If the CSA is modified or terminated or this source of crude oil is otherwise interrupted, due to production difficulties, political or economic events in Venezuela or other factors, LCR could experience significantly lower earnings and cash flows. Subject to the consent of the other partner and rights of first offer and first refusal, the partners each have a right to transfer their interests in LCR to unaffiliated third parties in certain circumstances. If neither CITGO, PDVSA Oil nor their affiliates were a partner in LCR, PDVSA Oil would have an option to terminate the CSA. Depending on then-current market conditions, any breach or termination of the CSA, or reduction in supply thereunder, would require LCR to purchase all or a portion of its crude oil in the merchant market, could subject LCR to significant volatility and price fluctuations and could adversely affect LCR and, therefore, Lyondell. Alternative crude oil supplies with similar margins may not be available for purchase by LCR. During 2004 and through March 31, 2005, LCR received crude oil under the CSA at or above contract volumes.

Leased Facility—As a result of its consolidation of Equistar, Lyondell has an ethylene facility in Lake Charles, Louisiana, which has been idled since the first quarter of 2001, pending sustained improvement in market conditions. The facility and land, which are included in property, plant and equipment at a net book value of $143 million, are leased from Occidental. In May 2003, Equistar and Occidental entered into a new one-year lease, which has renewal provisions for two additional one-year periods at either party’s option. Equistar exercised the second one-year renewal option in April 2005.

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

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of March 31, 2005, the probable liability associated with the river cannot be determined with certainty. A liability of $40 million at December 31, 2004 was recognized, representing Millennium’s interim allocation of 55% of the $73 million estimated cost of bank stabilization, recommended as the preferred remedy in 2000 by the KRSG. Although the KRSG study identified a broad range of remedial options, not all of those options would represent reasonably possible outcomes. Management does not believe that it can identify a single remedy among those options that would represent the highest-cost reasonably possible outcome.

In addition, Lyondell has recognized a liability of $38 million at December 31, 2004 primarily related to Millennium’s estimated share of remediation costs for two former paper mill sites and associated landfills, which are also part of the Kalamazoo River Superfund Site. Although no final agreement has been reached as to the ultimate remedy for these locations, Millennium has begun remediation activity related to these sites.

Millennium’s ultimate liability for the Kalamazoo River Superfund Site will depend on many factors that have not yet been determined, including the ultimate remedy selected, the determination of natural resource damages, the number and financial viability of the other PRPs, and the determination of the final allocation among the PRPs.

Lyondell’s accrued environmental liability for future remediation costs at all current and former plant sites and Superfund sites totaled $147 million as of December 31, 2004 and $145 million as of March 31, 2005. The liabilities for individual sites range from $1 million to $77 million and are expected to be incurred over a number of years, and not to be concentrated in any single year. In the opinion of management, there is no material estimable range of reasonably possible loss in excess of the liabilities recorded for environmental remediation. However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in investigations by regulatory agencies, could require Lyondell to reassess its potential exposure related to environmental matters.

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

In addition, in December 2004, the regulatory agency for the state of Texas, the Texas Commission on Environmental Quality (“TCEQ”) finalized controls over highly reactive, volatile organic compounds (“HRVOCs”). Lyondell and LCR are still assessing the impact of the HRVOC revisions. In addition, in April 2004, the EPA designated the eight-county Houston/Galveston region a moderate non-attainment area under an “eight-hour” ozone standard. As a result, the TCEQ must submit a plan to the EPA in 2007 to demonstrate compliance with the eight-hour ozone standard in 2010. Although the one-hour ozone standard expires in 2005, the controls under that standard will not be relaxed under the EPA’s new eight-hour transition rules. As a result, Lyondell and LCR still will be required to meet the new emission standards for NOx and HRVOCs. The timing and amount of the estimated expenditures are subject to regulatory and other uncertainties, as well as to obtaining the necessary permits and approvals. The ultimate cost of implementing any plan developed to comply with the final ozone standards cannot be estimated at this time.

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

Lyondell currently estimates that environmentally related capital expenditures at its facilities, including Equistar and Millennium facilities, will be approximately $120 million for 2005 and $108 million for 2006, including estimated expenditures related to emission control standards for NOx and HRVOCs, as described above, and a wastewater management project. Capital spending to comply with environmental regulations at LCR’s facilities (on a 100% basis) is estimated to be approximately $96 million in 2005 and $129 million in 2006. The expected increase in environmental spending at LCR’s facilities reflects spending for low sulfur fuels regulations, as well as emission reductions.

The Clean Air Act Amendments of 1990 set minimum levels for oxygenates, such as MTBE, in gasoline sold in areas not meeting specified air quality standards. However, the presence of MTBE in some water supplies in California and other states due to gasoline leaking from underground storage tanks and in surface water from recreational water craft has led to public concern about the use of MTBE. Certain U.S. states have banned the use of MTBE, while other U.S. federal and state governmental initiatives have sought either to rescind the oxygen requirement for reformulated gasoline or to restrict or also ban the use of MTBE. In April 2005, the U.S. House of Representatives passed an energy bill that would ban the use of MTBE after December 31, 2014, but would also provide limited liability protection for MTBE. The Senate has not yet passed an energy bill in 2005. The final form and timing of reconciliation of any energy bill in the U.S. Congress is uncertain.

At the state level, a number of states have legislated MTBE bans. Of these, several are mid-West states that use ethanol as the oxygenate of choice. Bans in these states should not impact MTBE demand. However, Connecticut, California and New York banned MTBE, effective January 1, 2004, which started to negatively affect MTBE demand during late 2003. In addition, beginning in 2003 several major oil companies substantially reduced or discontinued the use of MTBE in gasoline produced for California markets, negatively affecting 2003 demand. Lyondell estimates that, in 2003, California, Connecticut and New York combined represented approximately one-fourth of U.S. MTBE industry demand.

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

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Litigation—On April 8, 2005, Lyondell filed a lawsuit against BASF Corporation (“BASF”) seeking declaratory judgment to resolve a commercial dispute regarding the interpretation of various provisions of a propylene oxide sales contract. On April 12, 2005, BASF filed a lawsuit against Lyondell asserting various claims relating to alleged breaches of the same propylene oxide sales contract and seeking damages in excess of $100 million. Management believes that it has valid defenses to all claims and is vigorously defending them. The parties have engaged in negotiations to resolve the claims without success to date. Management does not expect the resolution of the claims to result in any material adverse effect on financial condition, liquidity or results of operations of Lyondell.

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

Indemnification—Lyondell, its subsidiaries and its joint ventures are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation of joint ventures. For example, Lyondell entered into indemnification arrangements in connection with the transfer of assets and liabilities from Atlantic Richfield Company to Lyondell prior to Lyondell’s initial public offering, in connection with Lyondell’s acquisition of the outstanding shares of ARCO Chemical Company and in connection with the formation of LCR; Equistar and its owner companies (including Lyondell and Millennium) entered into indemnification arrangements in connection with the formation of Equistar; and Millennium entered into indemnification arrangements in connection with its demerger from Hanson plc. Pursuant to these arrangements, Lyondell, its subsidiaries and its joint ventures provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions. These indemnification arrangements typically include provisions pertaining to third party claims relating to environmental and tax matters and various types of litigation. As of March 31, 2005, Lyondell has not accrued any significant amounts for such indemnification obligations, other than amounts under tax sharing agreements that have been reflected in the provision for income taxes, and is not aware of other circumstances that would be likely to lead to significant future indemnification claims against Lyondell. Lyondell cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other—Lyondell, its subsidiaries and its joint ventures are, from time to time, defendants in lawsuits, some of which are not covered by insurance. Many of these suits make no specific claim for relief. Although final determination of legal liability and the resulting financial impact with respect to any such litigation cannot be ascertained with any degree of certainty, management does not believe that any ultimate uninsured liability resulting from the legal proceedings in which it, its subsidiaries or its joint ventures currently are involved (directly or indirectly) will individually, or in the aggregate, have a material adverse effect on the financial position, liquidity or results of operations of Lyondell.

General—In the opinion of management, any liability arising from the matters discussed in this note is not expected to have a material adverse effect on the financial position or liquidity of Lyondell. However, the adverse resolution in any reporting period of one or more of these matters discussed in this note could have a material impact on Lyondell’s results of operations for that period, which may be mitigated by contribution or indemnification obligations of others, or by any insurance coverage that may be available.

14. Per Share Data

Basic earnings (loss) per share for the periods presented is computed based upon the weighted average number of shares of common stock and Series B common stock outstanding during the periods. Diluted earnings (loss) per share also include the effect of outstanding stock options and warrants and restricted stock. Additionally, diluted earnings per share for the three months ended March 31, 2005 includes the effect of the 4.0% Millennium Convertible Debentures that are convertible into Lyondell common stock. Computation of fully-diluted earnings per share for the three months ended March 31, 2005, reflected the assumed conversion of Millennium’s 4.0% Convertible Debentures, including the related reduction of net income by less than $1 million. The reduction of net income reflected the net after-tax effect of related interest expense including amortization of the adjustment of the Convertible Debentures to fair value in accounting for the acquisition of Millennium. Outstanding stock options, warrants and restricted stock had no effect on the calculation of diluted loss per share for the three months ended March 31, 2004.

Earnings (loss) per share data and dividends declared per share of common stock were as follows:

	For the three months ended March 31,
	2005	2004
Weighted average shares, in millions:
Basic	244.5	176.5
Diluted	259.8	176.5

Earnings (loss) per share:
Basic	$1.04	$(0.08)
Diluted	0.98	(0.08)
Dividends declared per share of common stock	$0.225	$0.225

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Comprehensive Income

The components of the comprehensive income (loss) were as follows:

	For the three months ended March 31,
Millions of dollars	2005	2004
Net income (loss)	$254	$(15)
Other comprehensive loss:
Foreign currency translation loss	(112)	(36)
Other	(2)	(2)

Total other comprehensive loss	(114)	(38)

Comprehensive income (loss)	$140	$(53)

16. Segment and Related Information

Lyondell operates in four reportable segments:

•	Ethylene, co-products and derivatives (“EC&D”), primarily manufacturing and marketing of ethylene; its co-products, including propylene, butadiene and aromatics; and derivatives, including ethylene oxide, ethylene glycol, polyethylene and vinyl acetate monomer.

•	Propylene oxide and related products (“PO&RP”), including manufacturing and marketing of PO; co-products styrene and tertiary butyl alcohol with its derivative, methyl tertiary butyl ether or MTBE; PO derivatives, including propylene glycol, propylene glycol ethers and butanediol; and toluene diisocyanate.

•	Inorganic chemicals, primarily manufacturing and marketing of titanium dioxide and related products.

•	Refining.

The inorganic chemicals segment resulted from the acquisition of Millennium on November 30, 2004. With the acquisition of Millennium, Equistar also became a consolidated subsidiary. Results of Equistar operations, in the EC&D segment, prior to December 2004 reflect Lyondell’s previous equity investment in Equistar (see Note 6).

The refining segment consists of Lyondell’s equity investment in LCR (see Note 7).

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information concerning reportable segments is shown in the following table for the three months ended:

Millions of dollars	EC&D	PO&RP	Inorganic Chemicals	Refining	Other	Total
March 31, 2005:
Sales and other operating revenues:
Customer	$2,639	$1,467	$318	$—	$22	$4,446
Intersegment	335	62	—	—	(397)	—

	2,974	1,529	318	—	(375)	4,446
Operating income	395	96	21	—	(2)	510
Income from equity investments	—	1	—	67	—	68

March 31, 2004:
Sales and other operating revenues	$—	$1,105	$—	$—	$—	$1,105
Operating income	—	23	—	—	—	23
Income from equity investments	6	1	—	56	—	63

Sales and other operating revenues and operating income in the “Other” column above in 2005 include elimination of intersegment transactions and a business that is not a reportable segment.

17. Supplemental Guarantor Information

ARCO Chemical Technology Inc. (“ACTI”), ARCO Chemical Technology L.P. (“ACTLP”) and Lyondell Chemical Nederland, Ltd. (“LCNL”) are guarantors (collectively “Guarantors”), jointly and severally, of the following (see Note 11):

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

The following condensed consolidating financial information present supplemental information for the Guarantors and the Subsidiary Issuer as of March 31, 2005 and December 31, 2004 and for the three-month periods ended March 31, 2005 and 2004.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

BALANCE SHEET

As of March, 31, 2005

Millions of dollars	Lyondell	Guarantors	Equistar	Non- Guarantors	Eliminations	Lyondell Consolidated
Total current assets	$815	$325	$1,938	$1,807	$(168)	$4,717
Property, plant and equipment, net	776	850	3,137	2,292	—	7,055
Investments and long-term receivables	7,276	275	62	1,218	(7,668)	1,163
Goodwill, net	713	349	—	1,113	—	2,175
Other assets	271	73	348	217	—	909

Total assets	$9,851	$1,872	$5,485	$6,647	$(7,836)	$16,019

Current maturities of long-term debt	$100	$—	$150	$6	$—	$256
Other current liabilities	481	196	893	541	(37)	2,074
Long-term debt	3,550	—	2,162	1,674	—	7,386
Other liabilities	626	47	386	691	—	1,750
Deferred income taxes	923	158	—	504	2	1,587
Intercompany liabilities (assets)	1,377	152	—	(1,033)	(496)	—
Minority interest	—	28	4	168	(28)	172
Stockholders’ equity	2,794	1,291	1,890	4,096	(7,227)	2,794

Total liabilities and stockholders’ equity	$9,851	$1,872	$5,485	$6,647	$(7,836)	$16,019

BALANCE SHEET

As of December 31, 2004

Millions of dollars	Lyondell	Guarantors	Equistar	Non- Guarantors	Eliminations	Lyondell Consolidated
Total current assets	$1,030	$292	$1,490	$1,787	$(142)	$4,457
Property, plant and equipment, net	778	898	3,167	2,372	—	7,215
Investments and long-term receivables	6,903	295	63	765	(6,836)	1,190
Goodwill, net	722	349	—	1,104	—	2,175
Other assets	278	77	354	182	—	891

Total assets	$9,711	$1,911	$5,074	$6,210	$(6,978)	$15,928

Current maturities of long-term debt	$300	$—	$1	$7	$—	$308
Other current liabilities	498	188	805	536	(40)	1,987
Long-term debt	3,551	—	2,312	1,692	—	7,555
Other liabilities	634	50	394	669	—	1,747
Deferred income taxes	792	163	—	519	3	1,477
Intercompany liabilities (assets)	1,263	221	—	(1,473)	(11)	—
Minority interest	—	26	1	180	(26)	181
Stockholders’ equity	2,673	1,263	1,561	4,080	(6,904)	2,673

Total liabilities and stockholders’ equity	$9,711	$1,911	$5,074	$6,210	$(6,978)	$15,928

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF INCOME

For the Three Months Ended March 31, 2005

Millions of dollars	Lyondell	Guarantors	Equistar	Non- Guarantors	Eliminations	Lyondell Consolidated
Sales and other operating revenues	$923	$457	$2,861	$737	$(532)	$4,446
Cost of sales	831	398	2,417	669	(531)	3,784
Selling, general and administrative expenses	32	7	47	43	—	129
Research and development expenses	9	—	8	6	—	23

Operating income (loss)	51	52	389	19	(1)	510
Interest income (expense), net	(95)	—	(54)	(9)	—	(158)
Other income (expense), net	(28)	2	(3)	5	1	(23)
Income (loss) from equity investments	441	41	—	28	(442)	68
Intercompany income (expense)	(34)	21	—	13	—	—
(Benefit from) provision for income taxes	81	42	—	20	—	143

Net income	$254	$74	$332	$36	$(442)	$254

STATEMENT OF INCOME

For the Three Months Ended March 31, 2004

Millions of dollars	Lyondell	Guarantors	Non- Guarantors	Eliminations	Lyondell Consolidated
Sales and other operating revenues	$692	$330	$240	$(157)	$1,105
Cost of sales	624	313	249	(157)	1,029
Selling, general and administrative expenses	33	5	7	—	45
Research and development expenses	8	—	—	—	8

Operating income (loss)	27	12	(16)	—	23
Interest income (expense), net	(110)	—	1	—	(109)
Other income (expense), net	(19)	(1)	19	—	(1)
Income (loss) from equity investments	64	41	22	(64)	63
Intercompany income	(23)	10	13	—	—
(Benefit from) provision for income taxes	(46)	23	14	—	(9)

Net income (loss)	$(15)	$39	$25	$(64)	$(15)

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2005

Millions of dollars	Lyondell	Guarantors	Equistar	Non- Guarantors	Eliminations	Consolidated Lyondell
Net income	$254	$74	$332	$36	$(442)	$254
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	16	19	79	64	—	178
(Income) from equity investments	(441)	(41)	—	(28)	442	(68)
Distributions of earnings from affiliates	37	—	—	67	(37)	67
Deferred income taxes	82	41	—	(8)	—	115
Debt prepayment charges and premiums	12	—	—	—	—	12
Intercompany (receivables) payables, net	107	(68)	—	(38)	(1)	—
Net changes in working capital and other	(20)	(10)	(277)	(88)	1	(394)

Net cash provided by (used in) operating activities	47	15	134	5	(37)	164

Expenditures for property, plant and equipment	(11)	(1)	(35)	(11)	—	(58)
Distributions in excess of earnings from affiliates	—	4	—	31	—	35
Contributions and advances to affiliates	—	—	—	(67)	37	(30)
Other	—	—	3	—	—	3

Net cash provided by (used in) investing activities	(11)	3	(32)	(47)	37	(50)

Repayment of long-term debt	(210)	—	(1)	—	—	(211)
Dividends paid	(55)	—	—	—	—	(55)
Proceeds from stock option exercises	34	—	—	—	—	34
Other	(8)	—	—	6	—	(2)

Net cash provided by (used in) financing activities	(239)	—	(1)	6	—	(234)
Effect of exchange rate changes on cash	—	2	—	3	—	5

Increase (decrease) in cash and cash equivalents	$(203)	$20	$101	$(33)	$—	$(115)

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2004

Millions of dollars	Lyondell	Guarantors	Non- Guarantors	Eliminations	Consolidated Lyondell
Net income (loss)	$(15)	$39	$25	$(64)	$(15)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	17	17	29	—	63
(Income) from equity investments	(64)	(41)	(22)	64	(63)
Distributions of earnings of affiliates	38	—	56	(38)	56
Deferred income taxes	(4)	(6)	—	—	(10)
Intercompany (receivables) payables, net	32	—	(32)	—	—
Net changes in other assets and liabilities	54	1	(18)	—	37

Net cash provided by (used in) operating activities	58	10	38	(38)	68

Expenditures for property, plant and equipment	(8)	(2)	(1)	—	(11)
Distributions from affiliates in excess of earnings	—	10	8	—	18
Contributions and advances to affiliates	—	(2)	(11)	—	(13)

Net cash provided by (used in) investing activities	(8)	6	(4)	—	(6)

Dividends paid	(31)	—	(38)	38	(31)
Proceeds from stock option exercises	4	—	—	—	4
Other	(1)	—	—	—	(1)

Net cash used in financing activities	(28)	—	(38)	38	(28)

Effect of exchange rate changes on cash	—	12	(13)	—	(1)

Increase (decrease) in cash and cash equivalents	$22	$28	$(17)	$—	$33

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with information contained in the Consolidated Financial Statements of Lyondell Chemical Company (“LCC”), together with its consolidated subsidiaries (collectively, “Lyondell” or “the Company”), and the notes thereto.

In addition to comparisons of current operating results with the same period in the prior year, Lyondell has included, as additional disclosure, certain “trailing quarter” comparisons of first quarter 2005 operating results to fourth quarter 2004 operating results. Lyondell’s and its joint ventures’ businesses are highly cyclical, in addition to experiencing some less significant seasonal effects. Trailing quarter comparisons may offer important insight into the current business direction of Lyondell and its joint ventures.

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

During 2004, the chemical industry experienced broad-based improvement as a strengthening global economy led to increases in demand and tighter chemical industry supply/demand balances. The improved market conditions in the first quarter 2005 led to higher sales prices and generally higher product margins for the industry compared to the first quarter 2004.

Lyondell’s operations primarily comprise the ethylene, co-products and derivatives (“EC&D”) segment, the propylene oxide and related products (“PO&RP”) segment, the inorganic chemicals segment and the refining segment, consisting of Lyondell’s equity investment in LYONDELL-CITGO Refining LP (“LCR”), a joint venture with CITGO Petroleum Corporation (“CITGO”). .

In the EC&D segment, Lyondell’s average sales prices for ethylene and derivatives in the first quarter 2005 were higher compared to the first quarter 2004. In addition, Lyondell’s average sales prices for ethylene co-products such as propylene, benzene and fuels were significantly higher and substantially offset the effect of higher raw material and energy costs in the first quarter 2005.

In the PO&RP segment, Lyondell was able to implement sales price increases for propylene oxide (“PO”) and derivatives that more than offset the effect of significant increases in the price of propylene, a key PO raw material, resulting in higher product margins in the first quarter 2005 compared to the first quarter 2004. In addition, higher gasoline prices and a tighter methyl tertiary butyl ether (“MTBE”) supply/demand balance in the U.S. market in the first quarter 2005 resulted in higher margins for MTBE compared to the first quarter 2004.

In the first quarter 2005, LCR’s refining operations benefited from stronger domestic diesel and gasoline markets and a stronger aromatics market, resulting in higher margins on crude oil refining and higher aromatics product margins.

The higher raw material and energy costs in the first quarter 2005 compared to the first quarter 2004 reflected the effect of a significant escalation in crude oil prices and ongoing high natural gas prices. Benchmark crude oil and natural gas prices generally have been indicators of the level and direction of movement of raw material and energy costs for the EC&D segment. Ethylene and its co-products are produced from two major raw material groups:

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

The following table shows the average U.S. benchmark prices for crude oil and natural gas for the applicable three-month period, as well as benchmark U.S. sales prices for ethylene and co-product propylene, which Lyondell produces and sells. Propylene is also a key raw material for Lyondell’s PO&RP business segment. The benchmark weighted average cost of ethylene production, which is reduced by co-product revenues, is based on CMAI’s estimated average ratio of crude oil-based liquid and NGL raw materials used in U.S. ethylene production and is subject to revision. See discussion of the EC&D segment’s operating results below for additional details.

	Average Benchmark Price and Percent Change Versus Prior Year Period Average
	First Quarter 2005	Percent Change	First Quarter 2004
Crude oil – dollars per barrel	49.65	41%	35.20
Natural gas – dollars per million BTUs	5.98	13%	5.31
Weighted average cost of ethylene production – cents per pound	23.24	6%	22.12
Ethylene – cents per pound	41.50	32%	31.50
Propylene – cents per pound	43.50	59%	27.42

As indicated in the table above, benchmark crude oil prices and natural gas prices increased, resulting in higher raw material and energy costs in the first quarter 2005 compared to the first quarter 2004.

The inorganic chemicals segment experienced a typical first quarter slowdown, primarily driven by seasonally lower demand for TiO2 in the paint and coatings sectors. However, underlying TiO2 market supply/demand conditions remained favorable, and Lyondell was able to increase its average sales prices during the first quarter 2005.

RESULTS OF OPERATIONS

Lyondell’s wholly owned operations prior to the acquisition of Millennium comprised the PO&RP segment. As a result of the acquisition of Millennium on November 30, 2004, Lyondell’s operating income for the first quarter 2005 includes the operations of Equistar and Millennium as wholly owned subsidiaries. Prior to the acquisition of Millennium, Lyondell’s activities in the EC&D segment were conducted through its investment in Equistar, accounted for using the equity method. Lyondell’s activities in the refining business segment are conducted through its interest in LCR, which is accounted for using the equity method.

Revenues—Lyondell’s revenues were $4,446 million in the first quarter 2005 and $1,105 million in the first quarter 2004. Lyondell’s first quarter 2005 revenues included $2,917 million of revenues of Equistar and Millennium. The remaining increase in revenues was primarily due to higher average product sales prices for PO and related products in the first quarter 2005 compared to the first quarter 2004.

Cost of Sales—Lyondell’s cost of sales was $3,784 million in the first quarter 2005 and $1,029 million in the first quarter 2004. Lyondell’s cost of sales for the first quarter 2005 included $2,407 million of cost of sales of Equistar and Millennium. The remaining increase in the cost of sales was primarily a result of continuing increases in the average price of raw materials. Propylene, a key raw material, increased 59% from the first quarter 2004 to the first quarter 2005.

SG&A Expenses—Selling, general and administrative (“SG&A”) expenses were $129 million in the first quarter 2005 and $45 million in the first quarter 2004. The first quarter 2005 included Equistar’s and Millennium’s first quarter 2005 SG&A expenses, which totaled $82 million.

Operating Income—Lyondell had operating income of $510 million in the first quarter 2005 and $23 million in the first quarter 2004. Lyondell’s first quarter 2005 operating income included operating income of the Equistar and Millennium businesses totaling $415 million. The remaining increase was attributable to Lyondell’s PO&RP segment operating results, which are reviewed further in the segment discussion below.

Interest Expense—Interest expense was $169 million in the first quarter 2005 and $111 million in the first quarter 2004. Lyondell’s first quarter 2005 interest expense included $70 million of interest expense of Millennium and Equistar. This increase was partly offset by a reduction in first quarter 2005 interest expense resulting from the prepayment of $500 million principal amount of LCC’s 9.875% Senior Secured Notes, Series B, including $300 million in the latter part of 2004 and $200 million in January 2005.

Other Income (Expense), Net—Lyondell had other expense, net, of $23 million in the first quarter 2005 and $1 million in the first quarter 2004. The first quarter 2005 included $12 million of charges related to the prepayment of $200 million of LCC’s 9.875% Senior Secured Notes, Series B.

Income from Equity Investment in Equistar—Effective December 1, 2004, Equistar became a wholly owned subsidiary of Lyondell and was included in Lyondell’s consolidated operating results prospectively from that date. In the first quarter 2004, Lyondell’s equity investment in Equistar resulted in income of $6 million. Equistar’s operating results are reviewed further in the discussion of the EC&D segment below.

Income from Equity Investment in LCR—Lyondell’s income from its equity investment in LCR was $67 million in the first quarter 2005 compared to $56 million in the first quarter 2004. LCR’s operating results are reviewed in the discussion of the refining segment below.

Income Tax—The estimated annual effective tax rate for 2005 is 36% and was 37% in the first quarter 2004. The tax provision was $143 million in the first quarter 2005 and a benefit of $9 million in the first quarter 2004. The lower effective tax rate in the first quarter 2005 reflects the significant increase in pretax income compared to the pretax loss in the first quarter 2004.

Net Income—Lyondell’s net income of $254 million in the first quarter 2005 compares to a net loss of $15 million in the first quarter 2004. The following table summarizes the major components contributing to the results of operations.

Millions of dollars	For the three months ended March 31,
	2005	2004
Operating income (loss) of:
EC&D segment	$395	$—
PO&RP segment	96	23
Inorganic chemicals	21	—
Other	(2)	—

Operating income	510	23
Income from equity investment in Equistar	—	6
Income from equity investment in LCR	67	56
Income from other equity investments	1	1
Interest expense	(169)	(111)
Interest income	11	2
Other expense, net	(23)	(1)
Provision for (benefit from) income taxes	143	(9)

Net income (loss)	$254	$(15)

The first quarter 2005 included the consolidated results of Millennium and Equistar, while the first quarter 2004 included income from Lyondell’s 70.5% equity investment in Equistar. The improvement in net income in the first quarter 2005 compared to the first quarter 2004 loss was primarily due to higher product margins in the EC&D segment in the first quarter 2005. The operating results of the segments are reviewed in the Segment Analysis below.

First Quarter 2005 versus Fourth Quarter 2004

First quarter 2005 net income of $254 million compares to $16 million in the fourth quarter 2004. The increase primarily reflected improved operating results in the EC&D and PO&RP segments attributable to higher product sales prices and margins in the first quarter 2005. In addition, Lyondell benefited from the improvement in MTBE margins in the first quarter 2005.

The first quarter 2005 included a full quarter of consolidated operating results of Equistar and Millennium compared to the fourth quarter 2004, which included such consolidated operating results only for the month of December 2004. The fourth quarter 2004 also included a $64 million charge for purchased in process research and development (“IPR&D”) and higher SG&A expenses resulting from the effect of Lyondell’s higher fourth quarter 2004 common stock price on incentive compensation expense.

Segment Analysis

Lyondell operates primarily in four reportable segments: EC&D, PO&RP, inorganic chemicals and refining. Lyondell’s refining operations are conducted through its interest in LCR.

The EC&D segment comprises the operations of Equistar and the acetyls business of Millennium, which became wholly owned subsidiaries of Lyondell with the November 30, 2004 acquisition of Millennium. The PO&RP segment represents the operations of the former intermediate chemicals and derivatives segment of Lyondell. The inorganic chemicals segment comprises Millennium’s titanium dioxide (“TiO2”) and related products business.

Ethylene, Co-products and Derivatives Segment

Overview—In its EC&D segment, Lyondell manufactures and markets ethylene and its co-products, primarily propylene, butadiene and aromatics, which include benzene and toluene. Lyondell also manufactures and markets derivatives, primarily polyethylene, including high density polyethylene (“HDPE”), low density polyethylene (“LDPE”) and linear-low density polyethylene (“LLDPE”), ethylene glycol, ethylene oxide and its derivatives, and ethanol and vinyl acetate monomer (“VAM”). In the EC&D segment, Lyondell also manufactures and markets fuels, such as methyl tertiary butyl ether (“MTBE”) and alkylate, acetic acid, methanol and polypropylene.

Operations of the Millennium acetyls business are included in the EC&D segment prospectively from December 1, 2004. Revenues and operating income of the acetyls business for the first quarter 2005 were $113 million and $20 million, respectively, and $45 million and $10 million, respectively, for the month of December 2004. In the first quarter 2005, the acetyls business was able to increase sales prices and product margins. The aggregate sales volumes for VAM and acetic acid decreased by 18% in the first quarter 2005 compared to the first quarter 2004, when the acetyls business was owned by Millennium, due to lower global demand, especially in Asia, early in the first quarter 2005 and unavailability of sufficient commercial marine vessels later in the quarter, as European and Asian demand increased, that resulted in some shipments being delayed into the second quarter 2005.

The following is a review of Equistar’s operating results for the periods on a stand-alone basis. Consequently, it excludes the acetyls business and any effect of Lyondell’s accounting for its acquisition of Millennium and its resultant acquisition of Equistar. See Note 3 to the Consolidated Financial Statements for further discussion of Lyondell’s acquisition of Millennium.

Equistar’s average sales prices for ethylene and derivatives in the first quarter 2005 were higher compared to the first quarter 2004. In addition, Equistar’s average sales prices for ethylene co-products such as propylene, benzene and fuels were significantly higher and substantially offset the effect of significantly higher raw material and energy costs in the first quarter 2005.

The following table sets forth Equistar’s sales and other operating revenues, operating income and selected product sales volumes.

	For the three months ended March 31,
In millions	2005	2004
Sales and other operating revenues	$2,861	$1,962
Operating income	389	61

Volumes, in millions
Ethylene and derivatives (pounds)	2,730	2,720
Polyethylene volumes included above (pounds)
Co-products, non-aromatic (pounds)	2,034	1,915
Aromatics (gallons)	102	93

Revenues—Equistar’s revenues of $2,861 million in the first quarter 2005 increased 46% compared to revenues of $1,962 million in the first quarter 2004, reflecting higher average sales prices. Benchmark sales prices of ethylene were 32% higher, benzene averaged 67% higher and propylene sales prices averaged 59% higher in the first quarter 2005 compared to the first quarter 2004. Benchmark sales prices of HDPE averaged 38% higher in the first quarter 2005 than in the first quarter 2004. Ethylene and derivative sales volumes in the first quarter 2005 were comparable to the first quarter 2004.

Operating Income— Equistar had operating income of $389 million in the first quarter 2005 and $61 million in the first quarter 2004. The improvement of $328 million was primarily due to higher product margins compared to the first quarter 2004. The higher first quarter 2005 product margins were a result of higher average sales prices, especially for co-products propylene and benzene, and fuels which substantially offset significant increases in the costs of raw materials compared to the first quarter 2004. Sales prices of ethylene derivatives also increased significantly in the first quarter 2005 compared to the first quarter 2004.

First Quarter 2005 versus Fourth Quarter 2004

As noted, EC&D operating income for the first quarter 2005 included 100% of the operating income of Equistar and of Millennium’s acetyls business, whereas the fourth quarter 2004 included 100% of their operating income for the month of December 2004 only. The acetyls business had first quarter 2005 operating income of $20 million and $10 million for the month of December 2004. The following discussion of first quarter 2005 results to fourth quarter 2004 operating results relates to Equistar’s results on a stand-alone basis.

Equistar’s first quarter 2005 operating income was $389 million compared to operating income of $213 million in the fourth quarter 2004. The improvement primarily resulted from higher sales prices for ethylene derivatives and co-products, which more than offset higher raw material costs of heavy liquids attributable to higher crude oil prices in the first quarter 2005 compared to the fourth quarter 2004. The first quarter 2005 also benefited from lower prices for NGL raw materials, which decreased compared to the fourth quarter 2004. Ethylene and derivative sales volumes were 5% lower compared to the fourth quarter 2004 due to lower export sales of polyethylene. Although benchmark crude oil prices averaged only 3% higher in the first quarter 2005 than in the fourth quarter 2004, benchmark crude oil prices escalated significantly at the end of the first quarter 2005.

Propylene Oxide and Related Products Segment

Overview—The PO&RP segment produces and markets PO; PO derivatives, such as propylene glycol (“PG”), propylene glycol ethers (“PGE”), and butanediol (“BDO”); toluene diisocyanate (“TDI”); styrene, or SM, and methyl tertiary butyl ether (“MTBE”), the principal derivative of tertiary butyl alcohol (“TBA”). SM and TBA are co-products of Lyondell’s two major PO production processes, referred to as PO/SM and PO/TBA.

As a result of improved supply/demand balances in the first quarter 2005, sales price increases for PO and derivatives more than offset the effect of significant increases in the price of propylene, resulting in higher product margins compared to the first quarter 2004. In the U.S., the benchmark cost of propylene, a key raw material, averaged 59% higher in the first quarter 2005 than in the first quarter 2004. During the first quarter 2005, MTBE sales prices and margins benefited from higher gasoline prices and a stronger domestic MTBE market. Styrene and TDI operating results were comparable in the two periods.

The following table sets forth the PO&RP segment’s sales and other operating revenues, operating income, product sales volumes and average benchmark market prices for propylene.

	For the three months ended March 31,
Millions of dollars	2005	2004
Sales and other operating revenues	$1,529	$1,105
Operating income	96	23

Volumes, in millions
PO, PO derivatives and TDI (pounds)	1,001	1,002
Co-products:
SM (pounds)	982	931
MTBE and other TBA derivatives (gallons)	283	272

Average Benchmark Price
Propylene
United States – cents per pound	43.50	27.42
Europe – euros per metric ton	685	475

Revenues—Revenues were $1,529 million in the first quarter 2005 and $1,105 million in the first quarter 2004. The 38% increase in revenues was primarily due to higher average sales prices. Sales volumes for PO and derivatives were comparable to the first quarter 2004.

Operating Income—The PO&RP segment had operating income of $96 million in the first quarter 2005 compared to $23 million in the first quarter 2004. The $73 million increase was largely due to higher product margins for PO and derivatives and for MTBE compared to the first quarter 2004.

First Quarter 2005 versus Fourth Quarter 2004

The PO&RP segment had operating income of $96 million in the first quarter 2005 compared to an operating loss of $26 million in the fourth quarter 2004. The $122 million improvement was primarily due to higher PO and derivative product margins and higher MTBE profitability in the first quarter 2005. PO and derivatives product margins improved as sales price increases exceeded increases in the price of propylene. During the first quarter 2005, MTBE sales prices and margins benefited from higher gasoline prices and a strengthening in the domestic MTBE market. SG&A expenses were lower compared to the fourth quarter 2004, when Lyondell’s higher fourth quarter 2004 common stock price increased its incentive compensation expense. TDI results also improved by approximately $10 million compared to the fourth quarter 2004, which included scheduled maintenance turnaround activity. Styrene operating results were relatively unchanged versus the fourth quarter 2004.

Inorganic Chemicals Segment

Lyondell’s inorganic chemicals segment comprises the TiO2 and related products business of Millennium, which became a wholly owned subsidiary of Lyondell on November 30, 2004. This segment’s operating results are included in Lyondell’s Consolidated Statement of Income prospectively from December 1, 2004. Revenues and operating income of this segment for the first quarter 2005 were $318 million and $21 million, respectively, and for the month of December 2004 were $97 million and $7 million, respectively. The inorganic chemicals segment experienced a typical first quarter slowdown in 2005, primarily driven by seasonally lower demand for TiO2 in the paint and coatings sectors. However, underlying TiO2 supply/demand conditions remained favorable, and Lyondell was able to increase its average sales prices during the first quarter 2005. Compared to the first quarter 2004, when the inorganic chemicals business was owned by Millennium, sales prices in the first quarter 2005 averaged 12% higher, while sales volumes decreased 15%. The sales volume decrease reflected Lyondell’s focus on margin improvement in the first quarter 2005. In addition, inventory reduction efforts resulted in higher sales volumes in the first quarter 2004.

Refining Segment

Overview—Lyondell’s activities in the refining segment are conducted through its interest in LCR. The following discussion of LCR’s operating results is on a 100% basis. LCR produces refined petroleum products, including gasoline, low sulfur diesel, jet fuel, aromatics and lubricants. PDVSA Petróleo, S.A. (“PDVSA Oil”) supplies heavy, high sulfur Venezuelan crude oil to LCR under a long-term crude supply agreement (“Crude Supply Agreement” or “CSA”). Under the CSA, LCR purchases 230,000 barrels per day of heavy, high sulfur crude oil, which constitutes approximately 86% of its rated crude oil refining capacity of 268,000 barrels per day. LCR generally purchases the balance of its crude oil requirements on the spot market. Profit margins on spot market crude oil tend to be more volatile than margins on CSA crude oil.

In the first quarter 2005, LCR benefited from significantly higher spot crude oil margins compared to the first quarter 2004. The higher spot crude oil margins reflected stronger diesel and gasoline markets in the first quarter 2005 compared to the first quarter 2004. CSA crude oil margins in the first quarter 2005 were unfavorably affected by the impact of timing factors within the CSA contract related to petroleum product price volatility compared to the first quarter 2004 when these factors were favorable. LCR also benefited from higher aromatics margins in the first quarter 2005 compared to the first quarter 2004. The improved aromatics margins reflected significant increases in prices, primarily late in 2004.

CSA crude oil processing rates were 219,000 barrels per day in the first quarter 2005 compared to 238,000 barrels per day in the first quarter 2004. In the first quarter 2005, the lower CSA processing rates reflected unplanned maintenance at a processing unit that limited LCR’s ability to process heavy, high sulfur crude. The first quarter 2004 benefited from CSA deliveries at above-contract volumes.

The following table sets forth LCR’s sales and other operating revenues, net income, sales volumes for refined products and crude processing rates for the periods indicated.

	For the three months ended March 31,
Millions of dollars	2005	2004
Sales and other operating revenues	$1,535	$1,154
Net income	110	91

Thousands of barrels per day
Refined products sales volumes:
Gasoline	117	115
Diesel and heating oil	88	90
Jet fuel	20	16
Aromatics	8	8
Other refined products	87	92

Total refined products sales volumes	320	321

Crude processing rates:
Crude Supply Agreement	219	238
Other crude oil	43	25

Total crude processing rates	262	263

Revenues—Revenues for LCR were $1,535 million in the first quarter 2005 compared to $1,154 million in the first quarter 2004. The 33% increase in the first quarter 2005 compared to the first quarter 2004 was primarily due to higher average refined product sales prices, which were driven largely by the stronger diesel and gasoline markets in the first quarter 2005. Total crude processing rates and sales volumes were comparable in the first quarter 2005 and the first quarter 2004.

Net Income—LCR’s net income was $110 million in the first quarter 2005 compared to $91 million in the first quarter 2004. The increase in net income was primarily due to higher aromatics margins. The higher margins on spot crude oil volumes were offset by the unfavorable effect of the aforementioned CSA contract timing factors.

First Quarter 2005 versus Fourth Quarter 2004

LCR’s net income was $110 million in the first quarter 2005 compared to $159 million in the fourth quarter 2004. The decrease was primarily due to the unfavorable impact of timing factors within the CSA contract that reduced net income during the first quarter 2005 compared to the fourth quarter 2004 when these timing factors had a favorable impact. The CSA effect was partly offset by a $21 million increase in aromatics profitability compared to the fourth quarter 2004, when scheduled maintenance activity affected aromatics profitability. LCR’s total crude oil processing rates were relatively unchanged compared to the fourth quarter 2004.

FINANCIAL CONDITION

Operating Activities—Operating activities provided cash of $164 million in the first quarter 2005 compared to $68 million in the first quarter 2004. Cash flows provided by operating activities of Equistar were $134 million, and cash flows used by operating activities of Millennium were $30 million in the first quarter 2005.

During the first quarter 2005, Lyondell’s operating cash flow benefited from significantly higher earnings compared to the first quarter 2004. This increase in cash flow was partly offset by a net increase in the main components of working capital – accounts receivable, inventory and accounts payable, which used cash of $345 million compared to $21 million in the first quarter 2004. In addition, annual incentive compensation and property tax payments totaled $180 million in the first quarter 2005 compared to $34 million in the first quarter 2004. The increases in earnings, and the main components of working capital and the incentive compensation and property tax payments, compared to the first quarter 2004, partly reflect the consolidation of Millennium and Equistar.

The net increase in the main components of working capital of $345 million in the first quarter 2005 was due to higher accounts receivable and inventory balances partly offset by higher accounts payable balances. The increase in the accounts receivable balance partly reflects a reduction of $200 million in the utilization of the Equistar accounts receivable sales facility. The remaining increase in receivables and the increase in payables reflect the effect of higher sales prices and sales volumes and raw material purchase prices. The increase in inventories is due to building of inventory levels for seasonal increases in MTBE and TiO2 sales volumes and in anticipation of a planned maintenance turnaround at the Clinton, Iowa ethylene and polyethylene facilities.

In consideration of discounts offered to certain customers for early payment for product, some receivable amounts were collected in March 2005 that otherwise would have been expected to be collected in April 2005. This included collections of $71 million in March 2005, related to Equistar receivables, from Occidental Chemical Corporation, a subsidiary of Occidental Petroleum Corporation (together with its subsidiaries and affiliates, collectively “Occidental”).

Investing Activities—Investing activities used cash of $50 million in the first quarter 2005 and $6 million in the first quarter 2004. The increase is primarily due to higher capital expenditures in the first quarter 2005.

The following table summarizes the capital expenditures of Lyondell and its principal joint ventures as well as their 2005 budgeted capital spending. Equistar’s and Millennium’s capital expenditures are included in Lyondell’s 2005 and 2004 capital expenditures prospectively from December 1, 2004 and are included in Lyondell’s 2005 capital budget.

Millions of dollars	Annual Budget 2005	For the three months ended March 31,
		2005	2004
Capital expenditures – 100% basis:
Lyondell	$313	$58	$11
Equistar– through November 30, 2004	—	—	19
LCR	187	34	15
Capital expenditures – Lyondell proportionate share:
Lyondell – 100%	$313	$58	$11
Equistar – 70.5% through November 30, 2004	—	—	13
LCR – 58.75%	110	20	9

Total capital expenditures	423	78	33
Contributions to European PO Joint Venture	5	—	2
Contributions to U.S. PO Joint Venture	14	3	2

Total capital expenditures and contributions to PO joint ventures	$442	$81	$37

In addition to the effect of including the 2005 Equistar budgeted capital expenditures of $167 million and the Millennium budgeted capital expenditures of $85 million, the 2005 Lyondell capital budget reflects increased spending on projects related to environmental and regulatory requirements, including air emission reductions and wastewater management, and to the potential alternatives for MTBE. The LCR 2005 capital budget reflects spending for low sulfur fuels regulations, as well as emission reductions.

The following table summarizes Lyondell’s cash distributions from and cash contributions to its principal joint venture affiliates:

	For the three months ended March 31,
Millions of dollars	2005	2004
Cash distributions from joint venture affiliates:
LCR	$98	$63
Equistar – prior to November 30, 2004	—	—
Other	4	11

Total distributions	102	74
Less: Earnings of affiliates	67	56

Total distributions from affiliates in excess of earnings	$35	$18

Cash contributions to joint venture affiliates:
LCR	$27	$9
Equistar– prior to November 30, 2004	—	—
European PO Joint Venture, including capitalized interest	—	2
U.S. PO Joint Venture	3	2

Total contributions to affiliates	$30	$13

Equistar did not make distributions to its owners in the first quarter 2005, but resumed making cash distributions in the second quarter 2005.

Financing Activities—Financing activities used cash of $234 million in the first quarter 2005 and $28 million in the first quarter 2004.

In the first quarter 2005, LCC prepaid $200 million of the 9.875% Senior Secured Notes, Series B, and paid $10 million in prepayment premiums. Also, in April 2005, LCC called an additional $300 million of the 9.875% Senior Secured Notes, Series B, for prepayment, which were paid in May 2005 along with $7 million in prepayment premiums.

Cash dividends of $0.225 per share of common stock were paid, totaling $55 million in the first quarter 2005 and $31 million in the first quarter 2004. Through December 31, 2004, Lyondell had two series of common stock outstanding, common stock and Series B common stock. Lyondell paid a regular quarterly dividend of $0.225 per share of common stock in the first quarter 2004, and elected to pay the regular quarterly dividend on each share of outstanding Series B common stock in kind in the form of shares of Series B common stock. In December 2004, Lyondell elected to convert the 38.6 million outstanding shares of Series B common stock, owned by Occidental Chemical Holding Corporation, into common stock.

In the first quarter 2005, proceeds from the exercise of stock options totaled $34 million.

Liquidity and Capital Resources—Lyondell’s balance sheet remains highly leveraged. As of March 31, 2005, total debt, including current maturities, which included debt of Equistar and Millennium, was $7.6 billion, or approximately 72% of total capitalization. In addition, as of March 31, 2005 Lyondell’s LCR joint venture had approximately $482 million of debt to parties other than Lyondell (see “Joint Venture Debt” and “Equity investment in joint venture” below). Current maturities of long-term debt at March 31, 2005 included $100 million of LCC’s 9.375% Debentures due 2005, $150 million of Equistar’s 6.5% Notes due 2006 and other debt of $6 million.

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

Lyondell’s ability to pay or refinance its debt will depend on future operating performance, which could be affected by general economic, financial, competitive, legislative, regulatory, business and other factors, many of which are beyond its control. However, Lyondell believes that conditions will be such that cash balances, cash generated from operating activities, cash distributions from joint ventures and funds from lines of credit will be adequate to meet anticipated future cash requirements, including scheduled debt repayments, necessary capital expenditures, ongoing operations and dividends. In the first quarter 2005, Standard & Poors (‘S&P”) upgraded LCC’s debt rating from B+ to BB- and gave LCC a positive outlook. In addition, S&P upgraded Equistar’s and Millennium’s ratings from B+ to BB-, and also gave each a positive outlook. According to S&P, the rating actions reflected favorable prospects over the intermediate term and the strong expectation that management will continue to prioritize debt reduction as the chemicals cycle gradually improves.

At March 31, 2005, Lyondell had cash on hand of $689 million, which included $309 million of cash held by Millennium that is not currently available for dividends to LCC and $140 million of cash held by Equistar. Lyondell’s total unused availability under various liquidity facilities of $1,175 million as of March 31, 2005 included the following:

•	$407 million under LCC’s amended and restated $475 million senior secured revolving credit facility, which matures in December 2009. Availability under the revolving credit facility is reduced to the extent of outstanding letters of credit provided under the credit facility, which totaled $68 million as of March 31, 2005. There was no outstanding borrowing under the revolving credit facility at March 31, 2005.

•	$50 million under LCC’s $150 million, four-year, accounts receivable sales facility. The agreement currently permits the sale of up to $125 million of total interest in domestic accounts receivable, which amount would decline by $25 million if LCC’s credit facility were fully drawn. The outstanding amount of receivables sold under the facility was $75 million as of March 31, 2005.

•	$618 million under Equistar’s $250 million inventory-based revolving credit facility and its $450 million accounts receivable sales facility, after giving effect to the borrowing base net of a $50 million unused availability requirement, amounts sold under the accounts receivable sales facility, of which there were none at March 31, 2005, and $32 million of outstanding letters of credit under the revolving credit facility as of March 31, 2005. The borrowing base is determined using a formula applied to accounts receivable and inventory balances. The revolving credit facility requires that the unused available amounts under that facility and the $450 million accounts receivable sales facility equal or exceed $50 million, or $100 million if the Interest Coverage Ratio, as defined, is less than 2:1. There was no outstanding borrowing under the revolving credit facility at March 31, 2005.

•	$125 million under Millennium’s $150 million secured revolving credit facility, which matures in June 2006. Availability under the revolving credit facility is reduced to the extent of outstanding letters of credit provided under the facility, which totaled $25 million as of March 31, 2005. There was no outstanding borrowing under the revolving credit facility as of March 31, 2005.

LCC Debt—LCC’s credit facility and the indentures pertaining to LCC’s Senior Secured Notes and Senior Subordinated Notes contain restrictive covenants and the credit facility also requires LCC to maintain specified financial ratios, as defined. These restrictive covenants and financial ratios are described in Item 7 of Lyondell’s Annual Report on Form 10-K for the year ended December 31, 2004. There have been no changes in the quarter ended March 31, 2005.

LCC’s ability to comply with these financial ratio requirements will be dependent upon continuing improvement in results of operations. The breach of the covenants in LCC’s debt agreements could permit the lenders to declare any outstanding LCC debt payable and could permit the lenders under LCC’s credit facility to terminate future lending commitments. Furthermore, under certain circumstances, a default under the debt instruments of Equistar or Millennium would constitute a cross-default under LCC’s credit facility which, under certain circumstances, would then constitute a default under LCC’s indentures. LCC was in compliance with all such covenants as of March 31, 2005.

Equistar Debt—Equistar’s $250 million inventory-based revolving credit facility and the indentures governing its Senior Notes contain restrictive covenants. These restrictive covenants are described in Item 7 of Lyondell’s Annual Report on Form 10-K for the year ended December 31, 2004. There have been no changes in the quarter ended March 31, 2005. The credit facility does not require Equistar to maintain specified financial ratios. The breach of the covenants could permit the lenders or noteholders to declare any outstanding Equistar debt payable and could permit the lenders under Equistar’s inventory-based revolving credit facility to terminate future lending commitments. In addition, some of Equistar’s indentures require additional interest payments to the noteholders if Equistar makes distributions to Lyondell and Millennium when Equistar does not meet a specified fixed charge coverage ratio. Equistar met this ratio and was in compliance with all covenants under these agreements as of March 31, 2005.

Millennium Debt—The covenants in Millennium’s credit facility, the indenture under which Millennium’s 7.00% and 7.625% Senior Debentures were issued and the indenture under which Millennium’s 9.25% Senior Notes were issued contain restrictive covenants and the credit facility requires Millennium to maintain specified financial ratios. Pursuant to these provisions, Millennium currently is prohibited from making restricted payments, including paying dividends. These restrictive covenants and financial ratios are described in Item 7 of Lyondell’s Annual Report on Form 10-K for the year ended December 31, 2004. There have been no changes in the quarter ended March 31, 2005, except that on February 2, 2005, as a result of certain adjustments and charges related to the February 2005 restatement of Millennium’s financial statements, Millennium entered into an amendment and waiver to its credit facility, which amended the definition of EBITDA and waived any and all defaults or events of default that may have occurred on or prior to the amendment and waiver.

Millennium has outstanding $150 million aggregate principal amount of 4.00% Convertible Senior Debentures, which are due in 2023, unless earlier redeemed, converted or repurchased. The redemption, conversion and repurchase terms of the Debentures are described in Item 7 of Lyondell’s Annual Report on Form 10-K for the year ended December 31, 2004. There were no changes in the quarter ended March 31, 2005. As a result of Lyondell’s acquisition of Millennium, the Debentures are convertible into shares of Lyondell’s common stock or equivalent cash or a combination thereof. Based on a quarterly test related to the price of Lyondell common stock, the debentures continued to be convertible at a conversion price, subject to adjustment upon certain events, of $14.35 per share, which is equivalent to a conversion rate of 69.69 Lyondell shares per one thousand dollar principal amount of the debentures. As of March 31, 2005, none of the debentures had been converted into shares of Lyondell common stock.

The breach of the covenants in Millennium’s debt agreements would permit the lenders to declare any outstanding Millennium debt payable and would permit the lenders under Millennium’s credit facility to terminate future lending commitments. Millennium was in compliance with all covenants under its debt agreements as of March 31, 2005.

Millennium America Inc., a subsidiary of Millennium (“Millennium America”), is the principal borrower under the credit facility, which is guaranteed by Millennium. Millennium’s 7.00% Senior Notes, 7.625% Senior Debentures and 9.25% Senior Notes were issued by Millennium America and are fully and unconditionally guaranteed by Millennium. Millennium’s 4.00% Convertible Senior Debentures were issued by Millennium and are fully and unconditionally guaranteed by Millennium America.

Joint Venture Debt—At March 31, 2005, the outstanding debt of LCR to parties other than Lyondell was $482 million. That debt is not carried on Lyondell’s balance sheet because Lyondell has no obligation with respect to that debt. The ability of LCR to distribute cash to Lyondell may be affected by restrictive covenants in LCR’s credit facility.

Off-Balance Sheet Arrangements—Lyondell’s off-balance sheet arrangements are described in Item 7 of its Annual Report on Form 10-K for the year ended December 31, 2004. Lyondell’s off-balance sheet arrangements did not change materially in the quarter ended March 31, 2005, except that the outstanding amount of receivables sold under both of the accounts receivable sales facilities decreased to $75 million as of March 31, 2005 from $275 million as of December 31, 2004. In April 2005, Lyondell obtained an amendment to LCC’s $150 million, four-year, accounts receivable sales facility to conform the covenants under the facility to the covenants under LCC’s credit facility.

LCR Liquidity and Capital Resources—LCR maintains a credit facility, consisting of a $450 million senior secured term loan facility and a $100 million senior secured revolving credit facility, which matures in May 2007. The facility is secured by substantially all of the assets of LCR and contains covenants that require LCR to maintain specified financial ratios covering Debt-to-Total-Capitalization, EBITDA-to-Interest Expense and Secured Debt-to-EBITDA, all as defined. The revolving credit facility, which was undrawn at March 31, 2005, is reduced to the extent of outstanding letters of credit provided under the credit facility, which totaled $12 million as of March 31, 2005. LCR was in compliance with all covenants under its debt facilities as of March 31, 2005.

CURRENT BUSINESS OUTLOOK

Business conditions continue to be positive for the majority of Lyondell’s products, and Lyondell is continuing to benefit from the competitive advantage provided by its crude oil-based ethylene facilities. Some product prices have weakened compared to the levels experienced in the first quarter 2005. However, these prices remain above average fourth quarter 2004 levels. In the second quarter 2005, Lyondell has benefited from the expected seasonal improvement in MTBE and continued improvement in propylene oxide and its derivatives. Scheduled maintenance activity at LCR is anticipated to adversely affect LCR’s second quarter 2005 operating income by $30 million to $50 million.

Supply/demand conditions for the majority of Lyondell’s products remain strong and, despite minor disruptions and market corrections, Lyondell expects continued strengthening across its product portfolio. Lyondell’s view of industry fundamentals and its belief in the strength of the cyclical recovery are unaltered.

ANTICIPATED ACCOUNTING CHANGES

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. The primary focus of this Statement is accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as by the granting of stock options. SFAS No. 123 (revised 2004) requires Lyondell to apply its provisions in the third quarter 2005. However, in April 2005, the Securities and Exchange Commission (“SEC”) issued a rule deferring application to 2006. SFAS No. 123 (revised 2004) may affect the computation and resulting fair value of Lyondell’s share-based payment transactions with employees. Lyondell is evaluating the impact of adopting SFAS No. 123 (revised 2004), including the impact of the transition alternatives and the conflicting effective dates, on its financial statements.

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

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47. “Accounting for Conditional Asset Retirement Obligations,” which clarifies the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Conditional Asset Retirement Obligations,” as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of Lyondell. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. Lyondell is currently evaluating the impact of adopting this interpretation.

Item 3. Disclosure of Market and Regulatory Risk

Lyondell’s exposure to market and regulatory risks is described in Item 7a of its Annual Report on Form 10-K for the year ended December 31, 2004. Lyondell’s exposure to market and regulatory risks has not changed materially in the quarter ended March 31, 2005, except as noted below.

FOREIGN EXCHANGE RISK

Lyondell manufactures and markets its products in a number of countries throughout the world and, as a result, is exposed to changes in foreign currency exchange rates. Costs in some countries are incurred, in part, in currencies other than the applicable functional currency. Lyondell utilizes forward, swap and option derivative contracts with terms normally lasting less than three months to protect against the adverse effect that exchange rate fluctuations may have on foreign currency denominated trade receivables and trade payables. These derivatives generally are not designated as hedges for accounting purposes. At March 31, 2005, foreign currency forward and swap contracts in the notional amount of $71 million were outstanding. Assuming a 10% unfavorable change in foreign exchange rates, the negative impact on earnings would be approximately $7 million after tax. Sensitivity analysis was used for this purpose.

INTEREST RATE RISK

Lyondell had no borrowing outstanding under its variable-rate revolving credit facilities at March 31, 2005, and its remaining exposure to interest rate risk was minimal. Derivative instruments have been used selectively to manage the ratio of fixed- to variable-rate debt at Millennium. At March 31, 2005, there were outstanding interest rate swap agreements in the notional amount of $175 million, which were designated as fair-value hedges of underlying fixed-rate obligations. The fair value of these interest rate swap agreements was an obligation of $5 million at March 31, 2005, resulting in a decrease in the carrying value of long-term debt and the recognition of a corresponding liability. Assuming a 10% unfavorable change in variable interest rates, the negative impact on the fair value of the obligations would be approximately $2 million. Sensitivity analysis was used for this purpose.

Item 4. Controls and Procedures

Lyondell performed an evaluation, under the supervision and with the participation of its management, including the President and Chief Executive Officer (principal executive officer) and Senior Vice President and Chief Financial Officer (principal financial officer), of the effectiveness of Lyondell’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2005. Based upon that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that Lyondell’s disclosure controls and procedures are effective.

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

All forward-looking statements in this Form 10-Q are qualified in their entirety by the cautionary statements contained in this section and in Lyondell’s Annual Report on Form 10-K for the year ended December 31, 2004. These factors are not necessarily all of the important factors that could affect Lyondell, its subsidiaries or its joint ventures. Use caution and common sense when considering these forward-looking statements. Lyondell does not intend to update these statements unless securities laws require it to do so.

In addition, this Form 10-Q contains summaries of contracts and other documents. These summaries may not contain all of the information that is important to an investor, and reference is made to the actual contract or document for a more complete understanding of the contract or document involved.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments with respect to Lyondell’s legal proceedings previously reported in the Annual Report on Form 10-K for the year ended December 31, 2004, except as described below:

Lyondell—On April 8, 2005, Lyondell filed a lawsuit against BASF Corporation (“BASF”) in the Court of Common Pleas for Delaware County, Pennsylvania seeking declaratory judgment to resolve a commercial dispute regarding the interpretation of various provisions of a propylene oxide sales contract. Soon thereafter, on April 12, 2005, BASF filed a lawsuit against Lyondell in the Superior Court of New Jersey, Morris County asserting various claims relating to alleged breaches of the same propylene oxide sales contract and seeking damages in excess of $100 million. Lyondell believes that it has valid defenses to all claims and is vigorously defending them. The parties have engaged in negotiations to resolve the claims without success to date. Lyondell does not expect the resolution of the claims to result in any material adverse effect on its business, financial condition, liquidity or results of operations.

Millennium—Together with alleged past manufacturers of lead-based paint and lead pigments for use in paint, Millennium has been named as a defendant in various legal proceedings alleging that Millennium and other manufacturers are responsible for personal injury, property damage, and remediation costs allegedly associated with the use of these products. On October 29, 2002, after a trial in which the jury deadlocked, the court in State of Rhode Island v. Lead Industries Association, Inc., et al. (which commenced in the Superior Court of Providence, Rhode Island, on October 13, 1999) declared a mistrial. The sole issue before the jury was whether lead pigment in paint in and on public and private Rhode Island buildings constituted a “public nuisance.” This case is set to be retried on September 7, 2005. On April 25, 2005, the court determined that the re-trial will include all claims and defenses and any potential damages and remedies.

On February 7, 2005, the Circuit Court, Cook County, Illinois granted the defendants’ motion for summary judgment in Mary Lewis, Tashswan Banks and Jacqueline Nye v. Lead Industries Association, Inc., et al., which case was filed on March 14, 2002. On March 11, 2005, the plaintiffs filed a motion for reconsideration of the order granting summary judgment to the defendants and, on March 15, 2005, the plaintiffs served a motion for leave to file a third amended complaint. On March 18, 2005, both motions were denied. On March 23, 2005, the plaintiffs filed a notice of appeal. On April 4, 2005, the Maryland Court of Appeals dismissed the plaintiffs’ appeal in Reginald Smith, et al. v. Lead Industries Association, Inc., et al. commenced in the Baltimore City, Maryland, Circuit Court on September 29, 1999. The case remanded to the trial court for further proceedings. The City of St. Louis v. Lead Industries Association, Inc., et al., case is scheduled for re-trial on January 9, 2006.

There are legal proceedings pending in Texas relating to lead pigment and lead-based paint. These cases have been held in abeyance pending the results of an appeal of the trial court’s decision granting summary judgment in favor of one lead pigment defendant in Spring Branch Independent School District v. NL Industries, Inc. During the period that these cases have been inactive, Millennium has not incurred defense costs. In 2004, the Texas Court of Appeals affirmed the trial court’s order granting the motion for summary judgment in favor of this defendant. On March 24, 2005, Millennium received notice of plaintiff’s non-suit of Houston Independent School District v. Lead Industries Association, Inc., et al., one of the pending but inactive Texas cases. The remaining Texas cases are still pending.

Item 4. Submission of Matters to a Vote of Security Holders

Lyondell held its annual meeting of shareholders on May 5, 2005. The shareholders elected all of Lyondell’s twelve nominees for director and ratified the appointment of PricewaterhouseCoopers LLP as Lyondell’s independent registered public accounting firm for 2005. The votes were as follows:

1. Election of Directors:

Nominee	For	Withheld
Carol A. Anderson	223,050,963	728,937
William T. Butler	220,958,482	2,821,419
Stephen I. Chazen	217,734,261	6,045,639
Worley H. Clark	223,018,877	761,023
Travis Engen	223,061,101	718,800
Stephen F. Hinchliffe, Jr.	220,951,884	2,828,016
Danny W. Huff	223,085,415	694,486
Ray R. Irani	159,745,431	64,034,469
David J. Lesar	222,902,823	877,078
David J.P. Meachin	222,757,480	1,022,421
Dan F. Smith	220,837,380	2,942,521
William R. Spivey	222,409,709	1,370,191

2. Appointment of PricewaterhouseCoopers LLP:

For:	219,766,843
Against:	3,412,203
Abstain:	600,853
Broker Non-Votes:	0

Item 6. Exhibits

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Principal Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lyondell Chemical Company

Dated: May 6, 2005	/s/ Charles L. Hall
Charles L. Hall
Vice President
and Controller
(Duly Authorized and
Principal Accounting Officer)