Form 10-Q
period 2005-06-30
LYONDELL CHEMICAL CO
filed 2005-08-05
CIK 842635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Act).     Yes  ☒     No  ☐

Number of shares of common stock outstanding as of June 30, 2005: 246,701,428

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LYONDELL CHEMICAL COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended June 30,		For the six months ended June 30,
Millions of dollars, except per share data	2005	2004	2005	2004
Sales and other operating revenues:
Trade	$4,009	$1,137	$8,043	$2,230
Related parties	373	24	785	36

	4,382	1,161	8,828	2,266
Operating costs and expenses:
Cost of sales	3,879	1,084	7,663	2,113
Selling, general and administrative expenses	133	49	262	94
Research and development expenses	22	8	45	16

	4,034	1,141	7,970	2,223

Operating income	348	20	858	43
Interest expense	(165)	(111)	(334)	(222)
Interest income	10	3	21	5
Other expense, net	(14)	(3)	(37)	(4)

Income (loss) before equity investments and income taxes	179	(91)	508	(178)

Income from equity investments:
LYONDELL-CITGO Refining LP	19	63	86	119
Equistar Chemicals, LP	—	33	—	39
Other	(1)	1	—	2

	18	97	86	160

Income (loss) before income taxes	197	6	594	(18)
Provision for (benefit from) income taxes	71	3	214	(6)

Net income (loss)	$126	$3	$380	$(12)

Earnings (loss) per share:
Basic	$0.51	$0.02	$1.55	$(0.07)

Diluted	$0.48	$0.02	$1.46	$(0.07)

See Notes to the Consolidated Financial Statements.

LYONDELL CHEMICAL COMPANY

CONSOLIDATED BALANCE SHEETS

Millions, except shares and par value data	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$713	$804
Accounts receivable:
Trade, net	1,551	1,437
Related parties	113	132
Inventories	1,761	1,619
Prepaid expenses and other current assets	142	189
Deferred tax assets	237	276

Total current assets	4,517	4,457
Property, plant and equipment, net	6,875	7,215
Investments and long-term receivables:
Investment in PO joint ventures	791	838
Investment in and receivable from LYONDELL-CITGO Refining LP	188	192
Other investments and long-term receivables	163	160
Goodwill, net	2,181	2,175
Other assets, net	878	924

Total assets	$15,593	$15,961

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	$1,183	$1,083
Related parties	93	119
Current maturities of long-term debt	256	308
Accrued liabilities	673	785

Total current liabilities	2,205	2,295
Long-term debt	7,052	7,555
Other liabilities	1,779	1,780
Deferred income taxes	1,553	1,477
Commitments and contingencies
Minority interest	179	181
Stockholders’ equity:
Common stock, $1.00 par value, 420,000,000 shares authorized, 247,527,579 and 244,541,913 shares issued, respectively	248	245
Additional paid-in capital	3,056	3,000
Retained deficit	(331)	(600)
Accumulated other comprehensive income (loss)	(121)	56
Treasury stock, at cost, 826,151 and 856,915 shares, respectively	(27)	(28)

Total stockholders’ equity	2,825	2,673

Total liabilities and stockholders’ equity	$15,593	$15,961

See Notes to the Consolidated Financial Statements.

LYONDELL CHEMICAL COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
Millions of dollars	2005	2004
Cash flows from operating activities:
Net income (loss)	$380	$(12)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	363	127
Income from equity investments	(86)	(160)
Distributions of earnings from affiliates	86	120
Deferred income taxes	161	(8)
Debt prepayment premiums and charges	21	—
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(150)	(56)
Inventories	(177)	17
Accounts payable	128	50
Other, net	(75)	—

Net cash provided by operating activities	651	78

Cash flows from investing activities:
Expenditures for property, plant and equipment	(120)	(27)
Distributions from affiliates in excess of earnings	51	48
Contributions and advances to affiliates	(51)	(22)
Other	3	—

Net cash used in investing activities	(117)	(1)

Cash flows from financing activities:
Repayment of long-term debt	(547)	—
Dividends paid	(111)	(63)
Proceeds from stock option exercises	43	5
Other	(1)	(1)

Net cash used in financing activities	(616)	(59)

Effect of exchange rate changes on cash	(9)	(1)

(Decrease) increase in cash and cash equivalents	(91)	17
Cash and cash equivalents at beginning of period	804	438

Cash and cash equivalents at end of period	$713	$455

See Notes to the Consolidated Financial Statements.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Preparation

The accompanying consolidated financial statements are unaudited and have been prepared from the books and records of Lyondell Chemical Company and its subsidiaries in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. For further information, refer to the audited consolidated financial statements and notes thereto included in the Lyondell Chemical Company Annual Report on Form 10-K for the year ended December 31, 2004.

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

3. Acquisition of Millennium Chemicals Inc.

On November 30, 2004, Lyondell completed the acquisition of Millennium in a stock-for-stock business combination intended, among other things, to broaden the Company’s product base and to consolidate ownership of Equistar. In the acquisition, Lyondell issued 63.1 million shares of Lyondell common stock to Millennium’s shareholders, and Millennium became a wholly owned subsidiary of Lyondell. Millennium owns a 29.5% interest in Equistar which, upon completion of the acquisition, also became a wholly owned subsidiary of Lyondell.

The aggregate purchase price was $1,469 million, including the 63.1 million shares of Lyondell common stock valued at $1,438 million, payment of transaction costs of $20 million and the fair value of employee stock options of approximately $11 million.

The unaudited pro forma combined historical results of Lyondell, Millennium and Equistar for the three- and six-month periods ended June 30, 2004, giving effect to the acquisition assuming the transaction was consummated as of the beginning of 2004 are as follows:

Millions of dollars, except per share data	For the three months ended June 30, 2004	For the six months ended June 30, 2004
Sales and other operating revenues	$3,540	$6,885
Net loss	(6)	(32)
Basic and diluted loss per share	(0.02)	(0.13)

The unaudited pro forma data presented above are not necessarily indicative of the results of operations of Lyondell that would have occurred had such transaction actually been consummated as of the beginning of 2004, nor are they necessarily indicative of future results of operations.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The purchase price of $1,469 million was allocated to the assets acquired and liabilities assumed based upon the estimated fair values of such assets and liabilities at the date of acquisition. The purchase price allocations used in the preparation of the December 31, 2004 and June 30, 2005 financial statements are preliminary due to the continuing analyses relating to the determination of the fair values of the assets acquired and liabilities assumed. Based upon additional information received to date, the fair values of the assets acquired and liabilities assumed were adjusted during the six-month period ended June 30, 2005. The adjustments and their effect on goodwill for the six month period, which were not material, are summarized in Note 10.

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

4. Accounting Changes

In the first quarter 2003, Lyondell adopted the “fair value” method of accounting for employee stock options, the preferred method as defined by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation using the prospective transition method. Under the prospective transition method, an estimate of the fair value of options granted to employees during 2003 and thereafter is charged to earnings over the related vesting periods. Prior to 2003, Lyondell accounted for employee stock options under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation expense was recognized in connection with stock options granted prior to 2003. Pro forma compensation expense related to stock options was less than $1 million for each of the three month periods ended June 30, 2005 and 2004 and was $1 million and $2 million, respectively, for the six month periods ended June 30, 2005 and 2004.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment. The primary focus of this Statement is accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as by the granting of stock options. Lyondell will be required to apply the provisions of SFAS No. 123 (revised 2004) in the first quarter 2006. Upon adoption, a provision of SFAS No. 123 (revised 2004) will require Lyondell to use a non-substantive vesting period approach for share-based payment transactions that vest when an employee becomes retirement eligible. The effect will be to accelerate expense recognition compared to the nominal vesting period approach that Lyondell currently uses. Assuming the non-substantive vesting period approach had been used, compensation expense related to share-based payments would have decreased $2 million and $1 million for the three-month periods ended June 30, 2005 and 2004, respectively, and increased $4 million in each of the six-month periods ended June 30, 2005 and 2004. Other provisions of SFAS No. 123 (revised 2004) may affect the computation and resulting fair value of Lyondell’s share-based payment transactions with employees. Lyondell is evaluating these impacts of adopting SFAS No. 123 (revised 2004) on its financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which amends APB Opinion No. 29, Accounting for Nonmonetary Transactions, to eliminate the exception for nonmonetary exchanges of similar productive assets, which is replaced with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange is defined to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Lyondell will be required to adopt SFAS No. 153 no later than the third quarter 2005 with prospective application. Lyondell does not expect application of SFAS No. 153 to have a material impact on its financial statements.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations, which clarifies the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Conditional Asset Retirement Obligations, as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of Lyondell. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. Lyondell is currently evaluating the impact of adopting this interpretation.

5. Investment in PO Joint Ventures

Lyondell, together with Bayer AG and Bayer Corporation (collectively “Bayer”), share interests in a U.S. propylene oxide (“PO”) manufacturing joint venture (the “U.S. PO Joint Venture”) and a separate joint venture for certain related PO technology. Bayer’s ownership interest represents ownership of 1.6 billion pounds of annual in-kind PO production of the U.S. PO Joint Venture. Lyondell takes in kind the remaining PO production and all co-product styrene monomer (“SM”) and tertiary butyl alcohol (“TBA”) production from the U.S. PO Joint Venture.

In addition, Lyondell and Bayer each have a 50% interest in a separate manufacturing joint venture (the “European PO Joint Venture”), which includes a world-scale PO/SM plant at Maasvlakte near Rotterdam, the Netherlands. Lyondell and Bayer each are entitled to 50% of the PO and SM production of the European PO Joint Venture.

Changes in Lyondell’s investment in the U.S. and European PO joint ventures for the six-month periods are summarized as follows:

Millions of dollars	U.S. PO Joint Venture	European PO Joint Venture	Total PO Joint Ventures
Investment in PO joint ventures – January 1, 2004	$570	$296	$866
Cash contributions	2	2	4
Depreciation and amortization	(16)	(6)	(22)
Effect of exchange rate changes	—	(17)	(17)

Investment in PO joint ventures – June 30, 2004	$556	$275	$831

Investment in PO joint ventures – January 1, 2005	$541	$297	$838
Cash contributions	4	3	7
Depreciation and amortization	(16)	(7)	(23)
Effect of exchange rate changes	—	(31)	(31)

Investment in PO joint ventures – June 30, 2005	$529	$262	$791

6. Equity Interest in Equistar Chemicals, LP

As a result of Lyondell’s acquisition of Millennium and Lyondell’s resulting 100% ownership of Equistar, the operations of Equistar are consolidated prospectively from December 1, 2004 (see also Notes 2 and 3). Prior to December 1, 2004, Lyondell accounted for its 70.5% interest in Equistar using the equity method of accounting, because of Lyondell’s and Millennium’s joint control of certain key management decisions, including approval of the strategic plan, capital expenditures and annual budget, issuance of additional debt and the appointment of executive management of the partnership. As a partnership, Equistar is not subject to federal income taxes.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information for Equistar follows for the relevant periods prior to December 1, 2004.

Millions of dollars	For the three months ended June 30, 2004	For the six months ended June 30, 2004
STATEMENT OF INCOME
Sales and other operating revenues	$2,099	$4,061
Cost of sales	1,951	3,808
Selling, general and administrative expenses	41	82
Research and development expenses	8	15
Gain on asset dispositions	—	(4)

Operating income	99	160
Interest expense, net	(55)	(110)
Other expense, net	(1)	(2)

Net income	$43	$48

Lyondell’s income from its investment in Equistar prior to December 1, 2004 consisted of Lyondell’s share of Equistar’s income and accretion of Lyondell’s investment in Equistar up to its underlying equity in Equistar’s net assets.

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

Lyondell’s investment in and receivable from LCR consisted of the following:

Millions of dollars	June 30, 2005	December 31, 2004
Investment in LCR	$(41)	$(37)
Receivable from LCR	229	229

Investment in and receivable from LCR	$188	$192

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information for LCR follows:

Millions of dollars	June 30, 2005	December 31, 2004
BALANCE SHEETS
Total current assets	$396	$359
Property, plant and equipment, net	1,269	1,227
Other assets	88	61

Total assets	$1,753	$1,647

Current liabilities	$640	$588
Long-term debt	441	443
Loans payable to partners	264	264
Other liabilities	114	112
Partners’ capital	294	240

Total liabilities and partners’ capital	$1,753	$1,647

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
STATEMENTS OF INCOME
Sales and other operating revenues	$1,563	$1,339	$3,099	$2,493
Cost of sales	1,515	1,213	2,921	2,250
Selling, general and administrative expenses	11	15	23	31

Operating income	37	111	155	212
Interest expense, net	(9)	(8)	(17)	(18)

Net income	$28	$103	$138	$194

SELECTED ADDITIONAL INFORMATION
Depreciation and amortization	$28	$28	$56	$58
Expenditures for property, plant and equipment	49	14	83	29

Lyondell’s income from its investment in LCR consists of Lyondell’s share of LCR’s net income and accretion of Lyondell’s investment in LCR up to its underlying equity in LCR’s net assets. At June 30, 2005, Lyondell’s underlying equity in LCR’s net assets exceeded its investment in LCR by approximately $252 million. This difference will be recognized in income over the next 23 years.

8. Accounts Receivable

Lyondell has two four-year, accounts receivable sales facilities of $150 million and $450 million, relating to LCC and Equistar, respectively. Pursuant to these facilities, Lyondell sells, through two wholly owned bankruptcy remote subsidiaries, on an ongoing basis and without recourse, an interest in pools of domestic accounts receivable to financial institutions participating in the facilities. Lyondell is responsible for servicing the receivables. The outstanding amounts of receivables sold under the facilities were $75 million and $275 million as of June 30, 2005 and December 31, 2004, respectively.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In consideration of discounts offered to certain customers for early payment for product, some receivable amounts were collected in June 2005 that otherwise would have been expected to be collected in July 2005. This included collections of $46 million in June 2005, related to Equistar receivables, from Occidental Chemical Corporation, a subsidiary of Occidental Petroleum Corporation (together with its subsidiaries and affiliates, collectively “Occidental”).

9. Inventories

Inventories consisted of the following components:

Millions of dollars	June 30, 2005	December 31, 2004
Finished goods	$1,092	$1,014
Work-in-process	110	108
Raw materials	333	290
Materials and supplies	226	207

Total inventories	$1,761	$1,619

10. Property, Plant and Equipment and Goodwill

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows:

Millions of dollars	June 30, 2005	December 31, 2004
Land	$189	$190
Manufacturing facilities and equipment	9,036	9,224
Construction in progress	201	187

Total property, plant and equipment	9,426	9,601
Less accumulated depreciation	(2,551)	(2,386)

Property, plant and equipment, net	$6,875	$7,215

Depreciation and amortization is summarized as follows:

	For the three months ended June 30,		For the six months ended June 30,
Millions of dollars	2005	2004	2005	2004
Property, plant and equipment	$137	$43	$270	$87
Investment in PO joint ventures	12	10	23	22
Turnaround costs	13	3	27	6
Software costs	9	3	19	5
Other	14	5	24	7

Total depreciation and amortization	$185	$64	$363	$127

The increases in depreciation and amortization in the three- and six-month periods ended June 30, 2005 primarily reflect the consolidation of Millennium and Equistar prospectively from December 1, 2004.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the changes to Lyondell’s goodwill during the six months ended June 30, 2005 by reportable segment. Lyondell’s reportable segments include ethylene, co-products and derivatives (“EC&D”), propylene oxide and related products (“PO&RP”), and inorganic chemicals (see Note 16). The refining segment consists of Lyondell’s equity investment in LCR (see Note 7).

Millions of dollars	EC&D	PO&RP	Inorganic Chemicals	Total
Goodwill at January 1, 2005	$270	$1,080	$825	$2,175

Adjustments to preliminary purchase price allocation related to November 30, 2004 acquisition of Millennium	(3)	—	18	15

Settlement of income tax issues related to 1998 acquisition of ARCO Chemical Company	—	(9)	—	(9)

Goodwill at June 30, 2005	$267	$1,071	$843	$2,181

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

Long-term debt consisted of the following:

Millions of dollars	June 30, 2005	December 31, 2004
Bank credit facilities:
LCC $475 million senior secured revolving credit facility	$—	$—
Equistar $250 million inventory-based revolving credit facility	—	—
Millennium $150 million revolving credit facility	—	—

LCC notes and debentures:
Senior Secured Notes, Series A due 2007, 9.625%	900	900
Senior Secured Notes, Series B due 2007, 9.875%	200	700
Senior Secured Notes due 2008, 9.5%	730	730
Senior Secured Notes due 2012, 11.125%	278	278
Senior Secured Notes due 2013, 10.5%	325	325
Senior Subordinated Notes due 2009, 10.875%	500	500
Debentures due 2005, 9.375%	100	100
Debentures due 2010, 10.25%	100	100
Debentures due 2020, 9.8%	225	225

Equistar notes and debentures:
Notes due 2006, 6.5%	150	150
Senior Notes due 2008, 10.125%	700	700
Notes due 2009, 8.75%	600	600
Senior Notes due 2011, 10.625%	700	700
Debentures due 2026, 7.55%	150	150

Millennium notes and debentures:
Senior Notes due 2006, 7.0%	476	500
Senior Debentures due 2026, 7.625%	250	250
Senior Notes due 2008, 9.25%	471	471
Convertible Senior Debentures due 2023, 4.0%	150	150

Other debt	29	32
Unamortized premium, net	274	302

Total	7,308	7,863
Less current maturities	(256)	(308)

Long-term debt	$7,052	$7,555

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the first six months of 2005, LCC repaid $500 million of the 9.875% Senior Secured Notes Series B, together with $17 million in prepayment premiums. In May 2005, Millennium obtained an amendment to its credit facility to allow for the unrestricted repurchase of indebtedness in the form of bonds, debentures, notes or similar instruments. During the first six months of 2005, Millennium purchased $24 million of the 7% Senior Notes due 2006 and less than $1 million of the 9.25% Senior Notes due 2008. In July 2005, LCC called the remaining $200 million of the 9.875% Senior Secured Notes Series B, at the call price of 102.469 percent of par. The debt is expected to be paid in late August 2005. Also in July 2005, Millennium purchased $27 million of the 7% Senior Notes and $1 million of the 9.25% Senior Notes.

Current maturities of long-term debt at June 30, 2005 included $100 million of LCC’s 9.375% Debentures due 2005, $150 million of Equistar’s 6.5% Notes due 2006 and other debt of $6 million. At December 31, 2004, current maturities included $200 million of LCC’s 9.875% Senior Secured Notes due 2007, which were called in December 2004, $100 million of LCC’s 9.375% Debentures due 2005 and other debt of $8 million.

Amortization of debt premiums, including adjustments to fair values included in accounting for the acquisition of Millennium, and debt issuance costs resulted in a net credit of $8 million and $17 million for the three- and six-month periods ended June 30, 2005, respectively, and a charge of $4 million and $8 million for the three- and six-month periods ended June 30, 2004, respectively, that were included in interest expense in the Consolidated Statements of Income.

12. Pension and Other Postretirement Benefits

Net periodic pension benefit costs included the following components:

	For the three months ended June 30, 2005		For the six months ended June 30, 2005
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Net periodic pension benefit cost:
Service cost	$12	$5	$23	$9
Interest cost	22	5	43	11
Recognized return on plan assets	(20)	(5)	(39)	(10)
Actuarial and investment loss amortization	5	1	10	2

Net periodic pension benefit cost	$19	$6	$37	$12

	For the three months ended June 30, 2004		For the six months ended June 30, 2004
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Net periodic pension benefit cost:
Service cost	$3	$3	$7	$5
Interest cost	7	3	15	5
Recognized return on plan assets	(3)	(3)	(8)	(5)
Actuarial and investment loss amortization	4	1	9	2

Net periodic pension benefit cost	$11	$4	$23	$7

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net periodic other postretirement benefit costs, which were entirely incurred in the U.S., included the following components:

	For the three months ended June 30,		For the six months ended June 30,
Millions of dollars	2005	2004	2005	2004
Components of net periodic benefit cost:
Service cost	$2	$—	$3	$1
Interest cost	3	2	6	3

Net periodic benefit cost	$5	$2	$9	$4

The increases in pension and other postretirement benefit costs in the three- and six-month periods ended June 30, 2005 primarily reflect the consolidation of Millennium and Equistar prospectively from December 1, 2004.

13. Commitments and Contingencies

Crude Supply Agreement—Under a crude supply agreement (“CSA”) with PDVSA Petróleo, S.A. (“PDVSA Oil”), PDVSA Oil is required to sell, and LCR is required to purchase, 230,000 barrels per day of heavy, high sulfur crude oil, which constitutes approximately 86% of LCR’s refining capacity of 268,000 barrels per day of crude oil. Since April 1998, PDVSA Oil has, from time to time, declared itself in a force majeure situation and subsequently reduced deliveries of crude oil. Such reductions in deliveries were purportedly based on announced OPEC production cuts. At such times, PDVSA Oil informed LCR that the Venezuelan government, through the Ministry of Energy and Mines, had instructed that production of certain grades of crude oil be reduced. In certain circumstances, PDVSA Oil made payments to LCR under a different provision of the CSA in partial compensation for such reductions. More recently, LCR has been receiving crude oil under the CSA at or above contract volumes.

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

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Leased Facility—As a result of its consolidation of Equistar, Lyondell has an ethylene facility in Lake Charles, Louisiana, which has been idled since the first quarter of 2001, pending sustained improvement in market conditions. The facility and land, which are included in property, plant and equipment at a net book value of $141 million, are leased from Occidental. In May 2003, Equistar and Occidental entered into a new one-year lease, which has renewal provisions for two additional one-year periods at either party’s option. Equistar exercised the second one-year renewal option in April 2005.

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

As of June 30, 2005, the probable liability associated with the river cannot be determined with certainty. A liability of $42 million has been recognized as of June 30, 2005, primarily representing Millennium’s interim allocation of 55% of the $73 million estimated cost of bank stabilization, recommended as the preferred remedy in 2000 by the KRSG. Although the KRSG study identified a broad range of remedial options, not all of those options would represent reasonably possible outcomes. Management does not believe that it can identify a single remedy among those options that would represent the highest-cost reasonably possible outcome.

In addition, Lyondell has recognized a liability of $38 million as of June 30, 2005, primarily related to Millennium’s estimated share of remediation costs for two former paper mill sites and associated landfills, which are also part of the Kalamazoo River Superfund Site. Although no final agreement has been reached as to the ultimate remedy for these locations, Millennium has begun remediation activity related to these sites.

Millennium’s ultimate liability for the Kalamazoo River Superfund Site will depend on many factors that have not yet been determined, including the ultimate remedy selected, the determination of natural resource damages, the number and financial viability of the other PRPs, and the determination of the final allocation among the PRPs.

Lyondell’s accrued environmental liability for future remediation costs at all current and former plant sites and Superfund sites totaled $147 million as of December 31, 2004 and $143 million as of June 30, 2005. The liabilities for individual sites range from $1 million to $80 million and are expected to be incurred over a number of years, and not to be concentrated in any single year. In the opinion of management, there is no material estimable range of reasonably possible loss in excess of the liabilities recorded for environmental remediation. However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in investigations by regulatory agencies, could require Lyondell to reassess its potential exposure related to environmental matters.

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

In addition, in December 2004, the regulatory agency for the state of Texas, the Texas Commission on Environmental Quality (“TCEQ”) finalized controls over highly reactive, volatile organic compounds (“HRVOCs”). Lyondell and LCR are still assessing the impact of the HRVOC revisions. In addition, in April 2004, the EPA designated the eight-county Houston/Galveston region a moderate non-attainment area under an “eight-hour” ozone standard. As a result, the TCEQ must submit a plan to the EPA in 2007 to demonstrate compliance with the eight-hour ozone standard in 2010. Although the one-hour ozone standard expired in June 2005, the controls under that standard will not be relaxed under the EPA’s new eight-hour transition rules. As a result, Lyondell and LCR still will be required to meet the one-hour emission standards for NOx and HRVOCs. The timing and amount of the estimated expenditures are subject to regulatory and other uncertainties, as well as to obtaining the necessary permits and approvals. The ultimate cost of implementing any plan developed to comply with the final ozone standards cannot be estimated at this time.

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

The Clean Air Act Amendments of 1990 set minimum levels for oxygenates, such as methyl tertiary butyl (“MTBE”), in gasoline sold in areas not meeting specified air quality standards. However, the presence of MTBE in some water supplies in California and other states due to gasoline leaking from underground storage tanks and in surface water from recreational water craft has led to public concern about the use of MTBE. Certain U.S. states have banned the use of MTBE, while other U.S. federal and state governmental initiatives have sought either to rescind the oxygen requirement for reformulated gasoline or to restrict or also ban the use of MTBE. In July 2005, the U.S. Congress passed the Energy Policy Act of 2005 and the President has announced that he will sign it on August 8, 2005. This Act does not ban the use of MTBE; however, it does eliminate the oxygenate standard for reformulated fuels, effective 270 days from the date of the Act. In addition, the Act contains a renewable fuel standard that mandates the use of ethanol in gasoline.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At the state level, a number of mid-West states that use ethanol as the oxygenate of choice have legislated MTBE bans. Bans in these states should not impact MTBE demand. However, Connecticut, California and New York banned MTBE, effective January 1, 2004, which started to negatively affect MTBE demand during late 2003. In addition, beginning in 2003 several major oil companies substantially reduced or discontinued the use of MTBE in gasoline produced for California markets, negatively affecting 2003 demand. Lyondell estimates that, in 2003, California, Connecticut and New York combined represented approximately one-fourth of U.S. MTBE industry demand.

At this time, Lyondell cannot predict the full impact that the U.S. federal legislation and state governmental initiatives and state bans will have on MTBE margins or volumes longer term. Lyondell’s North American MTBE sales represented approximately 6% of its total revenues for the six months ended June 30, 2005. Lyondell intends to continue marketing MTBE in the U.S., as well as outside of the U.S. However, should it become necessary or desirable to significantly reduce MTBE production, Lyondell has or will have the flexibility to produce alternative gasoline blending components, such as iso-octane, iso-octene (also known as “di-isobutylene”) or ethyl tertiary butyl ether (“ETBE”). Lyondell is installing equipment at its Channelview, Texas facility that will provide Lyondell with the flexibility to produce di-isobutylene or MTBE at that facility, and this flexibility will be in place in 2006. The current estimated cost of converting this facility to di-isobutylene production is less than $20 million. In addition, Lyondell’s U.S.-based and European-based MTBE plants can produce ETBE and Lyondell has produced and sold ETBE in Europe to address Europe’s growing demand for biofuels. A key hurdle to ETBE viability in the U.S. was equal access to the U.S. federal subsidy provided for ethanol blended into gasoline for the ethanol component of ETBE, which was addressed in tax legislation enacted in 2004. Lyondell is currently evaluating the tax legislation relative to ETBE, as well as the di-isobutylene alternative, which will be influenced by further regulatory and market developments. The profit contribution related to alternative gasoline blending components is likely to be lower than that historically realized on MTBE.

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

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

costs in the lead-based paint and lead pigment cases. Indemnity coverage was not at issue in the Ohio court’s decision. The insurance carriers may appeal the Ohio decision regarding defense costs, and they have in the past and may in the future attempt to deny indemnity coverage if there is ever a settlement or an adverse judgment in any lead-based paint or lead pigment case.

Indemnification—Lyondell, its subsidiaries and its joint ventures are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation of joint ventures. For example, Lyondell entered into indemnification arrangements in connection with the transfer of assets and liabilities from Atlantic Richfield Company to Lyondell prior to Lyondell’s initial public offering, in connection with Lyondell’s acquisition of the outstanding shares of ARCO Chemical Company and in connection with the formation of LCR; Equistar and its owner companies (including Lyondell and Millennium) entered into indemnification arrangements in connection with the formation of Equistar; and Millennium entered into indemnification arrangements in connection with its demerger from Hanson plc. Pursuant to these arrangements, Lyondell, its subsidiaries and its joint ventures provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions. These indemnification arrangements typically include provisions pertaining to third party claims relating to environmental and tax matters and various types of litigation. As of June 30, 2005, Lyondell has not accrued any significant amounts for such indemnification obligations, other than amounts under tax sharing agreements that have been reflected in the provision for income taxes, and is not aware of other circumstances that would be likely to lead to significant future indemnification claims against Lyondell. Lyondell cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.

Other—Lyondell, its subsidiaries and its joint ventures are, from time to time, defendants in lawsuits and other commercial disputes, some of which are not covered by insurance. Many of these suits make no specific claim for relief. Although final determination of any liability and resulting financial impact with respect to any such matters cannot be ascertained with any degree of certainty, management does not believe that any ultimate uninsured liability resulting from these matters in which it, its subsidiaries or its joint ventures currently are involved (directly or indirectly) will individually, or in the aggregate, have a material adverse effect on the financial position, liquidity or results of operations of Lyondell.

General—In the opinion of management, the matters discussed in this note are not expected to have a material adverse effect on the financial position or liquidity of Lyondell. However, the adverse resolution in any reporting period of one or more of these matters could have a material impact on Lyondell’s results of operations for that period, which may be mitigated by contribution or indemnification obligations of others, or by any insurance coverage that may be available.

14. Per Share Data

Basic earnings (loss) per share for the periods presented is computed based upon the weighted average number of shares of common stock and Series B common stock outstanding during the periods. Diluted earnings (loss) per share also include the effect of outstanding stock options and warrants and restricted stock. Additionally, diluted earnings per share for the three and six months ended June 30, 2005 include the effect of the 4.0% Millennium Convertible Debentures that are convertible into Lyondell common stock. Computation of fully-diluted earnings per share for the three and six months ended June 30, 2005 reflected the assumed conversion of Millennium’s 4.0% Convertible Debentures, including the related reduction of net income by less than $1 million in each period. The reduction of net income reflected the net after-tax effect of related interest expense, including amortization of the adjustment of the Convertible Debentures to fair value in accounting for the acquisition of Millennium. Outstanding stock options, warrants and restricted stock had no effect on the calculation of diluted earnings (loss) per share for the six months ended June 30, 2004.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings (loss) per share data and dividends declared per share of common stock were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Weighted average shares, in millions:
Basic	245.9	177.1	245.2	176.8
Diluted	259.0	177.8	259.4	176.8

Earnings (loss) per share:
Basic	$0.51	$0.02	$1.55	$(0.07)
Diluted	0.48	0.02	1.46	(0.07)
Dividends declared per share of common stock	$0.225	$0.225	$0.45	$0.45

15. Comprehensive Income

The components of the comprehensive income (loss) were as follows:

	For the three months ended June 30,		For the six months ended June 30,
Millions of dollars	2005	2004	2005	2004
Net income (loss)	$126	$3	$380	$(12)
Other comprehensive loss:
Foreign currency translation loss	(64)	(6)	(176)	(42)
Derivative instruments	—	—	(2)	(2)
Other	1	—	1	—

Total other comprehensive loss	(63)	(6)	(177)	(44)

Comprehensive income (loss)	$63	$(3)	$203	$(56)

16. Segment and Related Information

Lyondell has four reportable segments:

•	Ethylene, co-products and derivatives (“EC&D”), primarily manufacturing and marketing of ethylene; its co-products, including propylene, butadiene and aromatics; and derivatives, including ethylene oxide, ethylene glycol, polyethylene and vinyl acetate monomer.

•	Propylene oxide and related products (“PO&RP”), including manufacturing and marketing of PO; co-products SM and TBA with its derivative, methyl tertiary butyl ether or MTBE; PO derivatives, including propylene glycol, propylene glycol ethers and butanediol; and toluene diisocyanate.

•	Inorganic chemicals, primarily manufacturing and marketing of titanium dioxide and related products.

•	Refining.

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

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information concerning reportable segments is shown in the following table for the periods presented:

Millions of dollars	EC&D	PO&RP	Inorganic Chemicals	Refining	Other	Total

For the three months ended June 30, 2005:
Sales and other operating revenues:
Customer	$2,517	$1,499	$342	$—	$24	$4,382
Intersegment	332	63	—	—	(395)	—

	2,849	1,562	342	—	(371)	4,382

Operating income (loss)	201	134	16	—	(3)	348
Income (loss) from equity investments	—	(1)	—	19	—	18

For the three months ended June 30, 2004:
Sales and other operating revenues	$—	$1,161	$—	$—	$—	$1,161
Operating income	—	20	—	—	—	20
Income from equity investments	33	1	—	63	—	97

For the six months ended June 30, 2005:
Sales and other operating revenues:
Customer	$5,156	$2,966	$660	$—	$46	$8,828
Intersegment	667	125	—	—	(792)	—

	5,823	3,091	660	—	(746)	8,828

Operating income (loss)	596	230	37	—	(5)	858
Income from equity investments	—	—	—	86	—	86

For the six months ended June 30, 2004:
Sales and other operating revenues	$—	$2,266	$—	$—	$—	$2,266
Operating income	—	43	—	—	—	43
Income from equity investments	39	2	—	119	—	160

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Supplemental Guarantor Information

Lyondell Chemical Technology Inc. (“LCTI”), formerly known as ARCO Technology Inc., Lyondell Chemical Technology L.P. (“LCTLP”), formerly known as ARCO Chemical Technology L.P., and Lyondell Chemical Nederland, Ltd. (“LCNL”) are guarantors (collectively “Guarantors”), jointly and severally, of the following (see Note 11):

•	Senior Secured Notes, Series A due 2007, 9.625%

•	Senior Secured Notes, Series B due 2007, 9.875%

•	Senior Secured Notes due 2008, 9.5%

•	Senior Secured Notes due 2012, 11.125%

•	Senior Secured Notes due 2013, 10.5%, and

•	Senior Subordinated Notes due 2009, 10.875%.

LCNL, a Delaware corporation, owns a Dutch subsidiary that operates chemical production facilities near Rotterdam, The Netherlands. LCTI is a Delaware corporation, which holds the investment in LCTLP. LCTLP is a Delaware limited partnership, which holds and licenses technology to other Lyondell affiliates and to third parties. The Guarantors are all 100% owned subsidiaries of Lyondell. The guarantees are joint and several and full and unconditional.

Equistar is the issuer (the “Subsidiary Issuer”) of 6.5% Notes due 2006 and 7.55% Debentures due 2026, which are guaranteed by LCC. As a result of Lyondell’s November 30, 2004 acquisition of Millennium, Equistar became a wholly owned subsidiary of Lyondell.

The following condensed consolidating financial information present supplemental information for the Guarantors and the Subsidiary Issuer as of June 30, 2005 and December 31, 2004 and for the three- month and six-month periods ended June 30, 2005 and 2004.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

BALANCE SHEET

As of June 30, 2005

Millions of dollars	LCC	Guarantors	Equistar	Non- Guarantors	Eliminations	Consolidated
Total current assets	$899	$231	$1,660	$1,866	$(139)	$4,517
Property, plant and equipment, net	765	784	3,107	2,219	—	6,875
Investments and long-term receivables	7,013	260	67	733	(6,931)	1,142
Goodwill, net	713	349	—	1,119	—	2,181
Other assets	256	75	339	208	—	878

Total assets	$9,646	$1,699	$5,173	$6,145	$(7,070)	$15,593

Current maturities of long-term debt	$100	$—	$150	$6	$—	$256
Other current liabilities	435	157	897	508	(48)	1,949
Long-term debt	3,251	—	2,161	1,639	1	7,052
Other liabilities	629	43	407	700	—	1,779
Deferred income taxes	908	151	—	492	2	1,553
Intercompany liabilities (assets)	1,498	21	—	(1,061)	(458)	—
Minority interest	—	29	1	178	(29)	179
Stockholders’ equity	2,825	1,298	1,557	3,683	(6,538)	2,825

Total liabilities and stockholders’ equity	$9,646	$1,699	$5,173	$6,145	$(7,070)	$15,593

BALANCE SHEET

As of December 31, 2004

Millions of dollars	LCC	Guarantors	Equistar	Non- Guarantors	Eliminations	Consolidated
Total current assets	$1,030	$292	$1,490	$1,787	$(142)	$4,457
Property, plant and equipment, net	778	898	3,167	2,372	—	7,215
Investments and long-term receivables	6,903	295	63	765	(6,836)	1,190
Goodwill, net	722	349	—	1,104	—	2,175
Other assets	278	77	354	215	—	924

Total assets	$9,711	$1,911	$5,074	$6,243	$(6,978)	$15,961

Current maturities of long-term debt	$300	$—	$1	$7	$—	$308
Other current liabilities	498	188	805	536	(40)	1,987
Long-term debt	3,551	—	2,312	1,692	—	7,555
Other liabilities	634	50	394	702	—	1,780
Deferred income taxes	792	163	—	519	3	1,477
Intercompany liabilities (assets)	1,263	221	—	(1,473)	(11)	—
Minority interest	—	26	1	180	(26)	181
Stockholders’ equity	2,673	1,263	1,561	4,080	(6,904)	2,673

Total liabilities and stockholders’ equity	$9,711	$1,911	$5,074	$6,243	$(6,978)	$15,961

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF INCOME

For the Three Months Ended June 30, 2005

Millions of dollars	LCC	Guarantors	Equistar	Non- Guarantors	Eliminations	Consolidated
Sales and other operating revenues	$979	$449	$2,700	$804	$(550)	$4,382
Cost of sales	840	389	2,447	753	(550)	3,879
Selling, general and administrative expenses	36	6	47	44	—	133
Research and development expenses	8	—	9	5	—	22

Operating income	95	54	197	2	—	348
Interest income (expense), net	(92)	—	(54)	(9)	—	(155)
Other income (expense), net	(31)	6	(1)	12	—	(14)
Income (loss) from equity investments	215	45	—	(26)	(216)	18
Intercompany income (expense)	(33)	18	—	15	—	—
Provision for (benefit from) income taxes	28	45	—	(2)	—	71

Net income (loss)	$126	$78	$142	$(4)	$(216)	$126

STATEMENT OF INCOME

For the Three Months Ended June 30, 2004

Millions of dollars	LCC	Guarantors	Non- Guarantors	Eliminations	Consolidated
Sales and other operating revenues	$676	$365	$269	$(149)	$1,161
Cost of sales	629	333	271	(149)	1,084
Selling, general and administrative expenses	32	7	10	—	49
Research and development expenses	8	—	—	—	8

Operating income (loss)	7	25	(12)	—	20
Interest income (expense), net	(110)	—	2	—	(108)
Other income (expense), net	(12)	(2)	10	1	(3)
Income from equity investments	91	42	56	(92)	97
Intercompany income (expense)	(17)	3	14	—	—
Provision for (benefit from) income taxes	(44)	23	24	—	3

Net income	$3	$45	$46	$(91)	$3

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

STATEMENT OF INCOME

For the Six Months Ended June 30, 2005

Millions of dollars	LCC	Guarantors	Equistar	Non- Guarantors	Eliminations	Consolidated
Sales and other operating revenues	$1,902	$906	$5,561	$1,541	$(1,082)	$8,828
Cost of sales	1,671	787	4,864	1,422	(1,081)	7,663
Selling, general and administrative expenses	68	13	94	87	—	262
Research and development expenses	17	—	17	11	—	45

Operating income	146	106	586	21	(1)	858
Interest income (expense), net	(187)	—	(108)	(18)	—	(313)
Other income (expense), net	(59)	8	(4)	17	1	(37)
Income from equity investments	656	86	—	2	(658)	86
Intercompany income (expense)	(67)	39	—	28	—	—
Provision for income taxes	109	87	—	18	—	214

Net income	$380	$152	$474	$32	$(658)	$380

STATEMENT OF INCOME

For the Six Months Ended June 30, 2004

Millions of dollars	LCC	Guarantors	Non- Guarantors	Eliminations	Consolidated
Sales and other operating revenues	$1,368	$695	$509	$(306)	$2,266
Cost of sales	1,253	646	520	(306)	2,113
Selling, general and administrative expenses	65	12	17	—	94
Research and development expenses	16	—	—	—	16

Operating income (loss)	34	37	(28)	—	43
Interest income (expense), net	(220)	—	3	—	(217)
Other income (expense), net	(31)	(3)	29	1	(4)
Income from equity investments	155	83	78	(156)	160
Intercompany income (expense)	(40)	13	27	—	—
(Benefit from) provision for income taxes	(90)	46	38	—	(6)

Net income (loss)	$(12)	$84	$71	$(155)	$(12)

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2005

Millions of dollars	LCC	Guarantors	Equistar	Non- Guarantors	Eliminations	Consolidated
Net income	$380	$152	$474	$32	$(658)	$380
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	33	36	159	135	—	363
Income from equity investments	(656)	(86)	—	(2)	658	(86)
Distributions of earnings from affiliates	40	—	—	86	(40)	86
Deferred income taxes	110	86	—	(35)	—	161
Debt prepayment charges and premiums	21	—	—	—	—	21
Intercompany (receivables) payables, net	592	(193)	—	(411)	12	—
Net changes in working capital and other	(68)	(5)	(62)	(127)	(12)	(274)

Net cash provided by (used in) operating activities	452	(10)	571	(322)	(40)	651

Expenditures for property, plant and equipment	(23)	(3)	(69)	(25)	—	(120)
Distributions in excess of earnings from affiliates	—	—	—	51	—	51
Contributions and advances to affiliates	—	(3)	—	(88)	40	(51)
Other	—	—	3	—	—	3

Net cash used in investing activities	(23)	(6)	(66)	(62)	40	(117)

Repayment of long-term debt	(517)	—	(1)	(29)	—	(547)
Dividends paid	(111)	—	—	—	—	(111)
Proceeds from stock option exercises	43	—	—	—	—	43
Distributions to owners	—	—	(475)	475	—	—
Other	(10)	—	—	9	—	(1)

Net cash provided by (used in) financing activities	(595)	-—	(476)	455	—	(616)

Effect of exchange rate changes on cash	—	3	—	(12)	—	(9)

Increase (decrease) in cash and cash equivalents	$(166)	$(13)	$29	$59	$—	$(91)

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2004

Millions of dollars	LCC	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income (loss)	$(12)	$84	$71	$(155)	$(12)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	35	35	57	—	127
(Income) from equity investments	(155)	(83)	(78)	156	(160)
Distributions of earnings of affiliates	38	—	120	(38)	120
Deferred income taxes	(90)	46	36	—	(8)
Intercompany (receivables) payables, net	268	(56)	(211)	(1)	—
Net changes in working capital and other	(3)	8	6	—	11

Net cash provided by operating activities	81	34	1	(38)	78

Expenditures for property, plant and equipment	(24)	(1)	(2)	—	(27)
Distributions from affiliates in excess of earnings	—	7	41	—	48
Contributions and advances to affiliates	—	(2)	(58)	38	(22)

Net cash provided by (used in) investing activities	(24)	4	(19)	38	(1)

Dividends paid	(63)	—	—	—	(63)
Proceeds from stock option exercises	5	—	—	—	5
Other	(1)	—	—	—	(1)

Net cash used in financing activities	(59)	—	—	—	(59)

Effect of exchange rate changes on cash	—	(1)	—	—	(1)

Increase (decrease) in cash and cash equivalents	$(2)	$37	$(18)	$—	$17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the information contained in the Consolidated Financial Statements of Lyondell Chemical Company (“LCC”), together with its consolidated subsidiaries (collectively, “Lyondell” or “the Company”), and the notes thereto.

In addition to comparisons of current operating results with the same period in the prior year, Lyondell has included, as additional disclosure, certain “trailing quarter” comparisons of second quarter 2005 operating results to first quarter 2005 operating results. Lyondell’s and its joint ventures’ businesses are highly cyclical, in addition to experiencing some less significant seasonal effects. Trailing quarter comparisons may offer important insight into the current business direction of Lyondell and its joint ventures.

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

During 2004, the chemical industry experienced broad-based improvement as a strengthening global economy led to increases in demand and tighter chemical industry supply/demand balances. The industry also experienced improved market conditions in the second quarter and first six months of 2005 compared to the same periods in 2004, which led to generally higher profitability, despite significantly higher crude oil prices.

Lyondell’s operations primarily comprise the ethylene, co-products and derivatives (“EC&D”) segment, the propylene oxide and related products (“PO&RP”) segment, the inorganic chemicals segment and the refining segment, consisting of Lyondell’s equity investment in LYONDELL-CITGO Refining LP (“LCR”), a joint venture with CITGO Petroleum Corporation (“CITGO”).

In the EC&D segment, sales prices and margins decreased in the second quarter 2005, compared to the first quarter 2005, as the market adjusted to over production late in 2004 and in the first quarter 2005. Nonetheless, Lyondell’s average product margins for both the second quarter and first six months of 2005 were higher compared to the same periods in 2004.

In the PO&RP segment, Lyondell was able to implement sales price increases for propylene oxide (“PO”) and derivatives that more than offset the effect of higher average prices of propylene, a key PO raw material, resulting in higher product margins in the second quarter and first six months of 2005 compared to the same periods in 2004. In addition, higher gasoline prices and a tighter methyl tertiary butyl ether (“MTBE”) supply/demand balance in the second quarter and first six months of 2005 resulted in significantly higher margins for MTBE compared to the same periods in 2004.

In the second quarter 2005, LCR’s refining operations were negatively affected by a major planned maintenance turnaround and, to a lesser extent, equipment failures at the refinery and at a third party facility. The effect of the resulting decrease in second quarter 2005 crude processing rates was only partly offset by higher crude oil refining margins, resulting in lower profitability in the second quarter and first six months of 2005 compared to the same periods in 2004.

Operating results for the inorganic chemicals segment for the second quarter and first six months of 2005, compared to the same periods in 2004, reflected higher sales prices, which were partly offset by the effects of higher costs and lower sales volumes.

Benchmark crude oil and natural gas prices generally have been indicators of the level and direction of movement of raw material and energy costs for Lyondell’s EC&D segment. Ethylene and its co-products are produced from two major raw material groups:

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

The following table shows the average U.S. benchmark prices for crude oil and natural gas for the applicable period, as well as benchmark U.S. sales prices for ethylene and co-product propylene, which Lyondell produces and sells. Propylene is also a key raw material for Lyondell’s PO&RP business segment. The benchmark weighted average cost of ethylene production, which is reduced by co-product revenues, is based on CMAI’s estimated average ratio of crude oil-based liquid and NGL raw materials used in U.S. ethylene production and is subject to revision. See discussion of the EC&D segment’s operating results below for additional details.

	Average Benchmark Price
	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Crude oil – dollars per barrel	53.03	38.30	51.34	36.75
Natural gas – dollars per million BTUs	6.57	5.88	6.28	5.60
Weighted average cost of ethylene production – cents per pound	25.57	20.80	24.45	21.46
Ethylene – cents per pound	38.33	31.50	39.92	31.50
Propylene – cents per pound	36.17	30.75	39.83	29.08

Higher raw material and energy costs in the second quarter and first six months of 2005 compared to the same periods in 2004 reflected the effect of a significant escalation in crude oil prices and, to a lesser extent, natural gas prices.

RESULTS OF OPERATIONS

Lyondell’s wholly owned operations prior to the acquisition of Millennium comprised the PO&RP segment. As a result of the acquisition of Millennium on November 30, 2004, Lyondell’s operating results for the second quarter and first six months of 2005 include the operations of Equistar and Millennium as wholly owned subsidiaries. Prior to the acquisition of Millennium, Lyondell’s activities in the EC&D segment were conducted through its investment in Equistar, accounted for using the equity method. Lyondell’s activities in the refining business segment are conducted through its interest in LCR, which is accounted for using the equity method.

Revenues—Lyondell’s revenues were $4,382 million in the second quarter 2005 compared to $1,161 million in the second quarter 2004, while revenues of $8,828 million in the first six months of 2005 compared to $2,266 million in the first six months of 2004. Lyondell’s second quarter and first six months of 2005 revenues included $2,820 million and $5,737 million, respectively, of revenues of Equistar and Millennium. The remaining increases in revenues were primarily due to higher average product sales prices for products in the PO&RP segment in the second quarter and first six months of 2005 compared to the same periods in 2004.

Cost of Sales—Lyondell’s cost of sales of $3,879 million in the second quarter 2005 compared to $1,084 million in the second quarter 2004, and $7,663 million for the six-month period ended June 30, 2005 compared to $2,113 million for the six-month period ended June 30, 2004. Lyondell’s cost of sales for the second quarter and first six months of 2005 included $2,510 million and $4,917 million, respectively, of cost of sales of Equistar and Millennium businesses. The remaining increase in the cost of sales was primarily a result of higher average prices of raw materials and a $12 million charge related to cost of participation in an industry mutual insurance consortium.

SG&A Expenses—Selling, general and administrative (“SG&A”) expenses were $133 million in the second quarter 2005 compared to $49 million in the second quarter 2004, and $262 million for the six month period ended June 30, 2005 compared to $94 million for the six-month period ended June 30, 2004. Lyondell’s second quarter and first six months of 2005 SG&A expenses included $82 million and $164 million, respectively, of SG&A expenses of Equistar and Millennium.

Operating Income—Lyondell had operating income of $348 million in the second quarter 2005 compared to $20 million in the second quarter 2004, and operating income of $858 million in the first six months of 2005 compared to $43 million in the first six months of 2004. Lyondell’s second quarter and first six months of 2005 operating income included $212 million and $627 million, respectively, of operating income of Equistar and Millennium. The remaining increase was attributable to Lyondell’s PO&RP segment operating results, which are reviewed further in the segment discussion below.

Interest Expense—Interest expense was $165 million in the second quarter 2005 compared to $111 million in the second quarter 2004, and $334 million for the six months ended June 30, 2005 compared to $222 million for the six-months ended June 30, 2004. Lyondell’s second quarter and first six months of 2005 interest expense included $73 million and $143 million, respectively, of interest expense of Millennium and Equistar. This increase was partly offset by a reduction in interest expense for the second quarter and first six months of 2005 resulting from the prepayment of $800 million principal amount of LCC’s 9.875% Senior Secured Notes, Series B, including $300 million in the latter part of 2004, $200 million in January 2005 and $300 million in May 2005.

Other Expense, Net—Lyondell had other expense, net, of $14 million in the second quarter 2005 compared to $3 million in the second quarter 2004, and other expense, net of $37 million for the first six months of 2005 compared to $4 million for the first six months of 2004. The second quarter and first six months of 2005 included charges related to prepayments of LCC’s 9.875% Senior Secured Notes, Series B and write-offs of unamortized debt issuance costs of $9 million in the second quarter 2005 and $21 million in the first six months of 2005.

Income from Equity Investment in Equistar—Effective December 1, 2004, Equistar became a wholly owned subsidiary of Lyondell and was included in Lyondell’s consolidated operating results prospectively from that date. In the second quarter and first six months ended June 30, 2004, Lyondell’s 70.5% equity investment in Equistar resulted in income of $33 million and $39 million, respectively. Equistar’s operating results are reviewed further in the discussion of the EC&D segment below.

Income from Equity Investment in LCR—Lyondell’s income from its equity investment in LCR was $19 million in the second quarter 2005 compared to $63 million in the second quarter 2004, and $86 million in the first six months of 2005 compared to $119 million in the first six months of 2004. LCR’s operating results are reviewed in the discussion of the refining segment below.

Income Tax—The estimated annual effective tax rate for 2005 is 36% and was 35% in the first six months of 2004. The tax provision was $214 million in the first six months of 2005 and a benefit of $6 million in the first six months of 2004, reflecting the pretax loss in the 2004 period.

Net Income—Lyondell’s net income for the second quarter 2005 was $126 million compared to $3 million in the second quarter 2004 and $380 million for the six months ended June 30, 2005 compared to a net loss of $12 million in the corresponding period in 2004. The following table summarizes the major components contributing to the results of operations.

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Millions of dollars
Operating income (loss) of:
EC&D segment	$201	$—	$596	$—
PO&RP segment	134	20	230	43
Inorganic chemicals	16	—	37	—
Other	(3)	—	(5)	—

Operating income	348	20	858	43
Income from equity investment in Equistar	—	33	—	39
Income from equity investment in LCR	19	63	86	119
Income from other equity investments	(1)	1	—	2
Interest expense	(165)	(111)	(334)	(222)
Interest income	10	3	21	5
Other expense, net	(14)	(3)	(37)	(4)
Provision for (benefit from) income taxes	71	3	214	(6)

Net income (loss)	$126	$3	$380	$(12)

The second quarter and first six months of 2005 included the consolidated results of Millennium and Equistar, while the second quarter and first six months of 2004 included income from Lyondell’s 70.5% equity investment in Equistar. The improvements in the second quarter and first six months of 2005 compared to the second quarter 2004 and first six months of 2004 were primarily due to higher product margins in the EC&D and PO&RP segments in the second quarter and first six months of 2005, partly offset by lower operating results at LCR due to the second quarter 2005 planned maintenance and equipment failures. The operating results of the segments are reviewed in the Segment Analysis below.

Second Quarter 2005 versus First Quarter 2005

Second quarter 2005 net income of $126 million compares to $254 million in the first quarter 2005. The decrease primarily reflected lower operating results in the EC&D segment, due to lower product margins, and in the refining segment, due to the maintenance activity and operating issues discussed previously. These were partly offset by improved operating results in the PO&RP segment attributable to strong seasonal improvement in MTBE margins.

Segment Analysis

Lyondell has four reportable segments: EC&D, PO&RP, inorganic chemicals and refining. Lyondell’s refining operations are conducted through its interest in LCR.

The EC&D segment comprises the operations of Equistar and the acetyls business of Millennium, which became wholly owned subsidiaries of Lyondell with the November 30, 2004 acquisition of Millennium. The PO&RP segment represents the operations of the former intermediate chemicals and derivatives segment of Lyondell. The inorganic chemicals segment comprises Millennium’s TiO2 and related products business.

Ethylene, Co-products and Derivatives Segment

Overview—In its EC&D segment, Lyondell manufactures and markets ethylene and its co-products, primarily propylene, butadiene and aromatics, which include benzene and toluene. Lyondell also manufactures and markets derivatives, primarily polyethylene, including high density polyethylene (“HDPE”), low density polyethylene (“LDPE”) and linear-low density polyethylene (“LLDPE”), ethylene glycol, ethylene oxide and its derivatives, and ethanol and vinyl acetate monomer (“VAM”). In the EC&D segment, Lyondell also manufactures fuels, such as methyl tertiary butyl ether (“MTBE”) and alkylate, as well as acetic acid, methanol and polypropylene.

Operations of the Millennium acetyls business are included in the EC&D segment prospectively from December 1, 2004. Revenues and operating income of the acetyls business for the second quarter 2005 were $149 million and $20 million, respectively, and $262 million and $38 million, respectively, for the first six months of 2005. In the second quarter and first six months of 2005, the acetyls business was able to increase sales prices to more than offset the effect of higher prices for ethylene raw materials and natural gas compared to the same periods in 2004 when the business was not a part of Lyondell. The aggregate sales volume for VAM and acetic acid in the first six months of 2005 was comparable to the first six months of 2004, but increased 22% in the second quarter 2005 compared to the second quarter 2004 as first quarter 2005 sales volumes were delayed into the second quarter 2005 due to unavailability of commercial marine vessels in the first quarter 2005.

The following is a review of Equistar’s operating results on a stand-alone basis comparing the second quarter and first six months of 2005 with the same periods in 2004. Consequently, it excludes the acetyls business and any effect of Lyondell’s accounting for its acquisition of Millennium and its resultant acquisition of Equistar. See Note 3 to the Consolidated Financial Statements for further discussion of Lyondell’s acquisition of Millennium.

Equistar’s sales prices and margins decreased in the second quarter 2005, compared to the first quarter 2005, as the market adjusted to over production late in 2004 and in the first quarter 2005. Nonetheless, average product margins for both the second quarter and first six months of 2005 were higher compared to the same periods in 2004. U.S. ethylene demand decreased an estimated 2.8% in the second quarter and grew 1.0% in the first six months of 2005 compared to the same periods in 2004.

The following table sets forth Equistar’s sales and other operating revenues, operating income and selected product sales volumes.

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
In millions
Sales and other operating revenues	$2,700	$2,099	$5,561	$4,061
Operating income	197	99	586	160

Volumes, in millions
Ethylene and derivatives (pounds)	2,635	2,759	5,365	5,479
Polyethylene volumes included above (pounds)	1,341	1,439	2,678	2,776
Co-products, non-aromatic (pounds)	1,862	1,961	3,896	3,876
Aromatics (gallons)	107	80	209	173

Revenues—Equistar’s revenues of $2,700 million in the second quarter 2005 increased 29% compared to revenues of $2,099 million in the second quarter 2004, while revenues of $5,561 million in the first six months of 2005 increased 37% compared to revenues of $4,061 million in the first six months of 2004. The increases in the 2005 periods reflected higher average sales prices, partially offset by lower sales volumes. Benchmark sales prices of ethylene averaged 22% higher, benzene averaged 27% higher, and propylene averaged 18% higher in the second quarter 2005 compared to the second quarter 2004, while in the first six months of 2005 benchmark sales prices of ethylene averaged 27% higher, benzene averaged 45% higher and propylene averaged 37% higher than in the first six months of 2004. Benchmark sales prices of HDPE averaged 21% higher in the second quarter 2005 and 29% higher in the first six months of 2005 compared to the same periods in 2004. Ethylene and derivative sales volumes were 4% lower in the second quarter 2005 compared to the second quarter 2004, and 2% lower in the first six months of 2005 compared to the first six months of 2004.

Operating Income—Equistar had operating income of $197 million in the second quarter 2005 compared to $99 million in the second quarter 2004, and operating income of $586 million in the first six months of 2005 compared to $160 million in the first six months of 2004. The improvements were primarily due to higher product margins as a result of higher average sales prices, which more than offset significant increases in the costs of raw materials in the second quarter and first six months of 2005 compared to the same periods in 2004. However, the improvement was less pronounced in the second quarter 2005 than in the first quarter 2005 as sales prices weakened while crude oil and natural gas prices continued to escalate.

Second Quarter 2005 versus First Quarter 2005

The operations of Millennium and Equistar are included in Lyondell’s consolidated operating results from December 1, 2004. Lyondell’s EC&D segment includes, from December 1, 2004, the businesses of Equistar and the acetyls business of Millennium. The following is a comparison of Lyondell’s EC&D segment for the second quarter 2005 compared to the first quarter 2005.

EC&D second quarter 2005 operating income of $201 million compares to operating income of $395 million in the first quarter 2005. The $194 million decrease in profitability was the result of lower product margins due to lower sales prices, primarily for propylene and polyethylene, and higher heavy liquids and NGL raw material costs attributable to higher crude oil and natural gas prices in the second quarter 2005 compared to the first quarter 2005. In the second quarter 2005, benchmark sales prices averaged 8% lower for ethylene, 17% lower for propylene and 8% lower for HDPE compared to the first quarter 2005. Benchmark crude oil prices averaged 7% higher in the second quarter 2005 than in the first quarter 2005, while benchmark natural gas prices averaged 10% higher. Ethylene and derivative sales volumes were 3% lower compared to the first quarter 2005. Acetyls second quarter 2005 operating results were relatively unchanged as higher costs were offset by higher sales prices and the effects of higher sales volumes.

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

As a result of improved supply/demand balances in the second quarter and first six months of 2005, sales price increases for PO and derivatives more than offset the effect of higher average prices of propylene, resulting in higher product margins compared to the second quarter and first six months of 2004. In the U.S., the benchmark cost of propylene, a key raw material, decreased during the second quarter 2005, but averaged 18% and 37% higher in the second quarter and first six months of 2005 than in the same periods of 2004. During the second quarter and first six months of 2005, MTBE sales prices and margins benefited from higher gasoline prices and a stronger MTBE market. Styrene margins in the second quarter and first six months of 2005 improved compared to the same periods in 2004, but were more than offset by a decrease in TDI margins, which reflected ongoing weak market conditions.

The following table sets forth the PO&RP segment’s sales and other operating revenues, operating income, product sales volumes and average benchmark market prices for propylene.

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Millions of dollars
Sales and other operating revenues	$1,562	$1,161	$3,091	$2,266
Operating income	134	20	230	43

Volumes, in millions
PO and derivatives (pounds)	731	766	1,615	1,651
Co-products:
SM (pounds)	1,045	830	2,027	1,761
MTBE and other TBA derivatives (gallons)	297	284	580	556

Average Benchmark Price
Propylene
United States – cents per pound	36.17	30.75	39.83	29.08
Europe – euros per metric ton	705	525	695	500

Revenues—Revenues of $1,562 million in the second quarter 2005 increased 35% compared to revenues of $1,161 million in the second quarter 2004, while revenues of $3,091 million in the first six months of 2005 increased 36% compared to revenues of $2,266 million in the first six months of 2004. The increases in revenues were primarily due to higher average sales prices, as well as higher sales volumes for styrene. Sales volumes for co-product styrene increased 26% and 15%, respectively, in the second quarter and first six months of 2005 compared to the corresponding periods in 2004, due to higher export sales and the timing of product offtake by customers under major styrene processing agreements. Sales volumes for PO and derivatives decreased 5% in the second quarter 2005 and 2% in the first six months of 2005, compared to the 2004 periods.

Operating Income—The PO&RP segment had operating income of $134 million in the second quarter 2005 compared to $20 million in the second quarter 2004 and operating income of $230 million in the first six months of 2005 compared to $43 million in the first six months of 2004. The increases were primarily due to higher product margins for PO and derivatives and for MTBE in the second quarter and first six months of 2005 compared to the same periods in 2004.

Second Quarter 2005 versus First Quarter 2005

The PO&RP segment had operating income of $134 million in the second quarter 2005 compared to $96 million in the first quarter 2005. The $38 million improvement was primarily due to seasonally higher MTBE margins in the second quarter 2005. PO and derivatives operating results were relatively unchanged. Product margins improved as the price of propylene decreased compared to the first quarter 2005, but were offset by the effect of a 17% decrease in sales volumes due primarily to seasonally lower deicer sales. TDI results deteriorated by approximately $20 million compared to the first quarter 2005, due to lower product margins and plant maintenance. Styrene operating results were relatively unchanged versus the first quarter 2005.

Inorganic Chemicals Segment

Lyondell’s inorganic chemicals segment comprises the TiO2 and related products business of Millennium, which became a wholly owned subsidiary of Lyondell on November 30, 2004. This segment’s operating results are included in Lyondell’s Consolidated Statement of Income prospectively from December 1, 2004. Revenues and operating income of this segment for the second quarter 2005 were $342 million and $16 million, respectively, and $660 million and $37 million, respectively, for the first six months of 2005. Compared to the second quarter and first six months of 2004, when the business was not a part of Lyondell, sales prices averaged 14% to 15% higher, resulting in higher product margins and increased profitability in the second quarter and first six months of 2005. Sales volumes were 18% and 16% lower in the second quarter and first six months of 2005, respectively. The sales volume decreases reflected Millennium’s efforts in the first six months of 2004 to reduce high inventory levels, which resulted in higher sales volumes in that period.

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

Total crude oil processing rates were 193,000 barrels per day in the second quarter 2005 compared to 266,000 barrels per day in the second quarter 2004 and 227,000 barrels per day in the first six months of 2005 compared to 265,000 barrels per day in the same period in 2004. The lower crude oil processing rates in the 2005 periods reflected a major planned maintenance turnaround and, to a lesser extent, equipment failures at the refinery and at a third party facility.

In the second quarter and first six months of 2005, LCR benefited from significantly higher spot crude oil margins compared to the second quarter and first six months of 2004. The higher spot crude oil margins reflected stronger diesel and gasoline markets in the first six months of 2005 compared to the same period in 2004. LCR also benefited from higher aromatics margins in the first six months of 2005 compared to the same period in 2004. The higher aromatics margins, primarily in the first quarter 2005, reflected significant increases in market prices late in 2004.

The following table sets forth LCR’s sales and other operating revenues, net income, sales volumes for refined products and crude processing rates for the periods indicated.

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Millions of dollars
Sales and other operating revenues	$1,563	$1,339	$3,099	$2,493
Net income	28	103	138	194

Thousands of barrels per day
Refined products sales volumes:
Gasoline	110	121	113	118
Diesel and heating oil	85	99	86	95
Jet fuel	8	14	14	15
Aromatics	10	9	9	9
Other refined products	70	87	80	88

Total refined products sales volumes	283	330	302	325

Crude processing rates:
Crude Supply Agreement	165	233	192	235
Other crude oil	28	33	35	30

Total crude processing rates	193	266	227	265

Revenues—Revenues of $1,563 million in the second quarter 2005 increased 17% compared to revenues of $1,339 million in the second quarter 2004, while revenues of $3,099 million in the first six months of 2005 increased 24% compared to revenues of $2,493 million in the first six months of 2004. The increases in revenue were due to higher average refined product sales prices, driven largely by the stronger diesel and gasoline markets and higher crude oil prices, partly offset by lower sales volumes, which decreased 14% and 7%, respectively, in the second quarter and first six months of 2005 compared to the corresponding periods in 2004. The lower sales volumes reflected the lower crude processing rates, which decreased 27% and 14%, respectively, in the second quarter and first six months of 2005, compared to the same periods in the prior year, as a result of the plant maintenance activity and equipment failures during the second quarter 2005.

Net Income—LCR had net income of $28 million in the second quarter 2005 compared to $103 million in the second quarter 2004, and $138 million in the first six months of 2005 compared to $194 million in the first six months of 2004. The decreases in net income were primarily due to the second quarter 2005 plant maintenance activity and equipment failures, which resulted in lower crude processing rates.

Second Quarter 2005 versus First Quarter 2005

LCR’s net income was $28 million in the second quarter 2005 compared to $110 million in the first quarter 2005. The decrease was primarily due to the second quarter 2005 plant maintenance activity and equipment failures, which resulted in lower crude processing rates. Second quarter 2005 total crude processing rates of 193,000 barrels per day compared to 262,000 barrels per day in the first quarter 2005. Higher spot crude oil margins were offset by lower aromatic margins in the second quarter 2005 compared to the first quarter 2005.

FINANCIAL CONDITION

The following operating, investing and financing activities for the first six months of 2005 reflect consolidation of the operations of Millennium and Equistar, prospectively from December 1, 2004.

Operating Activities—Operating activities provided cash of $651 million in the first six months of 2005 compared to $78 million in the first six months of 2004. Cash flows provided by operating activities in the first six months of 2005 of $571 million and $77 million, respectively, were provided by the operations of Equistar and Millennium.

During the first six months of 2005, Lyondell’s operating cash flow benefited from significantly higher earnings compared to the first six months of 2004. This increase in cash flow was partly offset by a net increase in the main components of working capital – accounts receivable, inventory and accounts payable, which used cash of $199 million in the first six months of 2005 compared to a net decrease in the first six months of 2004, which provided cash of $11 million. Other changes in assets and liabilities reflected the annual payments of incentive compensation and property taxes, including amounts related to the operations of Equistar and Millennium.

The net increase in the main components of working capital of $199 million in the first six months of 2005 was due to higher accounts receivable and inventory balances partly offset by higher accounts payable balances. The increase in the accounts receivable balance primarily reflected a reduction of $200 million in the utilization of the Equistar accounts receivable sales facility. The increase in payables reflected the effect of higher raw material purchase prices. Inventories increased 9%, primarily due to higher EC&D inventories in anticipation of a third quarter 2005 planned maintenance turnaround and increases in TiO2 inventories, which reflected lower than anticipated demand.

In consideration of discounts offered to certain customers for early payment for product, some receivable amounts were collected in June 2005 that otherwise would have been expected to be collected in July 2005. This included collections of $46 million in June 2005, related to Equistar receivables, from Occidental Chemical Corporation, a subsidiary of Occidental Petroleum Corporation (together with its subsidiaries and affiliates, collectively “Occidental”).

Investing Activities—Investing activities used cash of $117 million in the first six months of 2005 and $1 million in the first six months of 2004. The increase was primarily due to higher cash contributions to LCR for capital and the effect of including Equistar’s and Millennium’s capital expenditures in the first six months of 2005.

The following table summarizes the capital expenditures of Lyondell and its principal joint ventures as well as their 2005 budgeted capital spending. Equistar’s and Millennium’s capital expenditures are included in Lyondell’s 2005 and 2004 capital expenditures prospectively from December 1, 2004 and are included in Lyondell’s 2005 capital budget.

	Annual Budget 2005	For the six months ended June 30,
Millions of dollars		2005	2004
Capital expenditures – 100% basis:
Lyondell	$313	$120	$27
Equistar– through November 30, 2004	—	—	41
LCR	187	83	29

Capital expenditures – Lyondell proportionate share:
Lyondell – 100%	$313	$120	$27
Equistar – 70.5% through November 30, 2004	—	—	29
LCR – 58.75%	110	49	17

Total capital expenditures	423	169	73
Contributions to European PO Joint Venture	5	3	2
Contributions to U.S. PO Joint Venture	14	4	2

Total capital expenditures and contributions to PO joint ventures	$442	$176	$77

In addition to the effect of including the 2005 Equistar budgeted capital expenditures of $167 million and the Millennium budgeted capital expenditures of $85 million, the 2005 Lyondell capital budget reflects increased spending on projects related to environmental and regulatory requirements, including air emission reductions and wastewater management, and to potential alternatives for MTBE. The LCR 2005 capital budget reflects spending for low sulfur fuels regulations, as well as emission reductions.

The following table summarizes Lyondell’s cash distributions from and cash contributions to joint venture affiliates:

	For the six months ended June 30,
Millions of dollars	2005	2004
Cash distributions from joint venture affiliates:
LCR	$134	$160
Other	3	8

Total distributions	137	168
Less: Earnings of affiliates	86	120

Total distributions from affiliates in excess of earnings	$51	$48

Cash contributions to joint venture affiliates:
LCR	$44	$18
European PO Joint Venture	3	2
U.S. PO Joint Venture	4	2

Total contributions to affiliates	$51	$22

Equistar distributed $475 million to its owners in the first six months of 2005, and made no distributions in the first six months of 2004.

Financing Activities—Financing activities used cash of $616 million in the first six months of 2005 and $59 million in the first six months of 2004.

In the first six months of 2005, LCC prepaid $500 million of the 9.875% Senior Secured Notes, Series B, and paid $17 million in prepayment premiums. Also, during the first six months of 2005, Millennium purchased $24 million of the 7% Senior Notes due 2006, and less than $1 million of the 9.25% Senior Notes due 2008. See “Millennium Debt” section of “Liquidity and Capital Resources” regarding the May 2005 Millennium credit facility amendment, which permitted the purchases. In July 2005, LCC called the remaining $200 million of the 9.875% Senior Secured Notes, Series B, at the call price of 102.469 percent of par. The debt is expected to be paid in late August 2005. Also in July 2005, Millennium purchased $27 million of the 7% Senior Notes and $1 million of the 9.25% Senior Notes. Lyondell and Millennium intend to continue to reduce indebtedness as market conditions permit.

Cash dividends of $0.225 per share of common stock were paid in each of the first two quarters of 2005 and 2004, totaling $111 million and $63 million, respectively. Through December 31, 2004, Lyondell had two series of common stock outstanding, common stock and Series B common stock. Lyondell paid a regular quarterly dividend of $0.225 per share of common stock in each of the first two quarters of 2004, and elected to pay the regular quarterly dividend on each share of outstanding Series B common stock in kind in the form of shares of Series B common stock. In December 2004, Lyondell elected to convert the 38.6 million outstanding shares of Series B common stock, owned by Occidental Chemical Holding Corporation, into common stock.

In the first six months of 2005, proceeds from the exercise of stock options totaled $43 million compared to $5 million in the first six months of 2004.

Liquidity and Capital Resources—Lyondell’s balance sheet remains highly leveraged. As of June 30, 2005, total debt, including current maturities, and which included debt of Equistar and Millennium, was $7.3 billion, or approximately 71% of total capitalization. In addition, as of June 30, 2005 Lyondell’s LCR joint venture had approximately $526 million of debt to parties other than Lyondell (see “Joint Venture Debt” and “Equity investment in joint venture” below). Current maturities of long-term debt at June 30, 2005 included $100 million of LCC’s 9.375% Debentures due 2005, $150 million of Equistar’s 6.5% Notes due 2006 and other debt of $6 million.

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

Lyondell’s ability to pay or refinance its debt will depend on future operating performance, which could be affected by general economic, financial, competitive, legislative, regulatory, business and other factors, many of which are beyond its control. However, Lyondell believes that conditions will be such that cash balances, cash generated from operating activities, cash distributions from the LCR joint venture, Lyondell’s ability to move cash among its wholly owned subsidiaries and funds from lines of credit will be adequate to meet anticipated future cash requirements, including scheduled debt repayments, necessary capital expenditures, ongoing operations and dividends. In the first quarter 2005, Standard & Poors (“S&P”) upgraded LCC’s, Equistar’s and Millennium’s debt ratings from B+ to BB-, and gave each entity a positive outlook. According to S&P, the rating actions reflected favorable prospects over the intermediate term and the assumption that management will continue to prioritize debt reduction.

At June 30, 2005, Lyondell had cash on hand of $713 million, which included $375 million of cash held by Millennium that is not currently available for dividends to LCC and $68 million of cash held by Equistar. Lyondell’s total unused availability under various liquidity facilities of $1,183 million as of June 30, 2005 included the following:

•	$399 million under LCC’s amended and restated $475 million senior secured revolving credit facility, which matures in December 2009. Availability under the revolving credit facility is reduced to the extent of outstanding letters of credit provided under the credit facility, which totaled $76 million as of June 30, 2005. There was no outstanding borrowing under the revolving credit facility at June 30, 2005.

•	$50 million under LCC’s $150 million, four-year, accounts receivable sales facility. The agreement currently permits the sale of up to $125 million of total interest in domestic accounts receivable, which amount would decline by $25 million if LCC’s credit facility were fully drawn. The outstanding amount of receivables sold under the facility was $75 million as of June 30, 2005.

•	$634 million under Equistar’s $250 million inventory-based revolving credit facility and its $450 million accounts receivable sales facility, after giving effect to the borrowing base net of a $50 million unused availability requirement, amounts sold under the accounts receivable sales facility, of which there were none at June 30, 2005, and $16 million of outstanding letters of credit under the revolving credit facility as of June 30, 2005. The borrowing base is determined using a formula applied to accounts receivable and inventory balances. The revolving credit facility requires that the unused available amounts under that facility and the $450 million accounts receivable sales facility equal or exceed $50 million, or $100 million if the Interest Coverage Ratio, as defined, is less than 2:1. There was no outstanding borrowing under the revolving credit facility at June 30, 2005.

•	$125 million under Millennium’s $150 million secured revolving credit facility, which matures in June 2006. Availability under the revolving credit facility is reduced to the extent of outstanding letters of credit provided under the facility, which totaled $25 million as of June 30, 2005. There was no outstanding borrowing under the revolving credit facility as of June 30, 2005. Millennium is in the process of refinancing its credit facility to extend the maturity and to add an Australian term loan to facilitate the repatriation during 2005 of approximately $225 million of non-U.S. earnings. The repatriated funds will primarily be used to reduce Millennium indebtedness. The refinancing is expected to close in the third quarter 2005.

LCC Debt—LCC’s credit facility and the indentures pertaining to LCC’s Senior Secured Notes and Senior Subordinated Notes contain restrictive covenants and the credit facility also requires LCC to maintain specified financial ratios, as defined. These restrictive covenants and financial ratios, as described in Item 7 of Lyondell’s Annual Report on Form 10-K for the year ended December 31, 2004, have not changed in the six months ended June 30, 2005.

The breach of the covenants in LCC’s debt agreements could permit the lenders to declare any outstanding LCC debt payable and could permit the lenders under LCC’s credit facility to terminate future lending commitments. Furthermore, under certain circumstances, a default under the debt instruments of Equistar or Millennium would constitute a cross-default under LCC’s credit facility which, under certain circumstances, would then constitute a default under LCC’s indentures. LCC was in compliance with all such covenants and financial ratios as of June 30, 2005.

Equistar Debt—Equistar’s $250 million inventory-based revolving credit facility and the indentures governing its Senior Notes contain restrictive covenants. These restrictive covenants, as described in Item 7 of Lyondell’s Annual Report on Form 10-K for the year ended December 31, 2004, have not changed in the six months ended June 30, 2005. The credit facility does not require Equistar to maintain specified financial ratios. The breach of the covenants could permit the lenders or noteholders to declare any outstanding Equistar debt payable and could permit the lenders under Equistar’s inventory-based revolving credit facility to terminate future lending commitments. In addition, some of Equistar’s indentures require additional interest payments to the noteholders if Equistar makes distributions to Lyondell and Millennium when Equistar does not meet a specified fixed charge coverage ratio. Equistar met this ratio and was in compliance with all covenants under these agreements as of June 30, 2005.

Millennium Debt—The covenants in Millennium’s credit facility, the indenture under which Millennium’s 7.00% and 7.625% Senior Debentures were issued and the indenture under which Millennium’s 9.25% Senior Notes were issued contain restrictive covenants and the credit facility requires Millennium to maintain specified financial ratios. Pursuant to these provisions, Millennium currently is prohibited from making restricted payments, including paying dividends. These restrictive covenants and financial ratios, as described in Item 7 of Lyondell’s Annual Report on Form 10-K for the year ended December 31, 2004, have not changed in the six months ended June 30, 2005, except as a result of two amendments. On February 2, 2005, as a result of certain adjustments and charges related to the February 2005 restatement of Millennium’s financial statements, Millennium entered into an amendment and waiver to its credit facility, which amended the definition of EBITDA and waived any and all defaults or events of default that may have occurred on or prior to the amendment and waiver. In addition, Millennium obtained an amendment to its credit facility in May 2005 to allow for the unrestricted repurchase of indebtedness in the form of bonds, debentures, notes or similar instruments.

Millennium has outstanding $150 million aggregate principal amount of 4.00% Convertible Senior Debentures, which are due in 2023, unless earlier redeemed, converted or repurchased. The redemption, conversion and repurchase terms of the Debentures, as described in Item 7 of Lyondell’s Annual Report on Form 10-K for the year ended December 31, 2004, have not changed in the six months ended June 30, 2005. As a result of Lyondell’s acquisition of Millennium, the Debentures are convertible into shares of Lyondell’s common stock or equivalent cash or a combination thereof. Based on a quarterly test related to the price of Lyondell common stock, the Debentures continued to be convertible at a conversion rate of 71.01 Lyondell shares per one thousand dollar principal amount of the Debentures. As of June 30, 2005, none of the Debentures had been converted into shares of Lyondell common stock.

The breach of the covenants in Millennium’s debt agreements would permit the lenders to declare any outstanding Millennium debt payable and would permit the lenders under Millennium’s credit facility to terminate future lending commitments. Millennium was in compliance with all covenants and financial ratios under its debt agreements as of June 30, 2005.

Joint Venture Debt—At June 30, 2005, the outstanding debt of LCR to parties other than Lyondell was $526 million. That debt is not carried on Lyondell’s balance sheet because Lyondell has no obligation with respect to that debt. The ability of LCR to distribute cash to Lyondell may be affected by restrictive covenants in LCR’s credit facility.

Off-Balance Sheet Arrangements—Lyondell’s off-balance sheet arrangements are described in Item 7 of its Annual Report on Form 10-K for the year ended December 31, 2004. Lyondell’s off-balance sheet arrangements did not change materially in the six months ended June 30, 2005, except that the outstanding amount of receivables sold under both of the accounts receivable sales facilities decreased to $75 million as of June 30, 2005 from $275 million as of December 31, 2004. In April 2005, Lyondell obtained an amendment to LCC’s $150 million, four-year, accounts receivable sales facility to conform, in all material respects, the covenants under the facility to the covenants under LCC’s credit facility.

LCR Liquidity and Capital Resources—LCR maintains a credit facility, consisting of a $450 million senior secured term loan facility and a $100 million senior secured revolving credit facility, which matures in May 2007. The facility is secured by substantially all of the assets of LCR and contains covenants that require LCR to maintain specified financial ratios covering Debt-to-Total-Capitalization, EBITDA-to-Interest Expense and Secured Debt-to-EBITDA, all as defined. The revolving credit facility is reduced to the extent of outstanding letters of credit provided under the credit facility, which totaled $12 million at June 30, 2005. Under the revolving credit facility, $45 million was drawn at June, 30 2005 and repaid in July 2005. LCR was in compliance with all covenants and financial ratios under its debt facilities as of June 30, 2005.

CURRENT BUSINESS OUTLOOK

Thus far in the third quarter 2005, market conditions for PO are relatively unchanged and MTBE margins have increased compared to the second quarter 2005. Market conditions for TiO2 are relatively unchanged from the second quarter, reflecting weaker than anticipated demand. Lyondell is reducing TiO2 plant operating rates to reduce inventory levels, which will negatively impact earnings while benefiting cash flow. Refining results are expected to improve from the second quarter 2005 with the refinery now operating at normal rates and industry margins continuing to be quite strong. After reaching a low point in late June 2005, market conditions for the EC&D segment have strengthened; however, given the volatility of global markets, it is difficult to quantify the pace and magnitude of the improvement from the June 2005 low point.

Lyondell believes that industry and economic fundamentals remain strong, reflecting continued growth in the global economy, growing Chinese demand for chemicals and plastics, delays in adding new Middle East chemical plant capacity, and strong global demand for gasoline, diesel fuel and their components. These fundamentals, together with industry performance over the past several quarters, indicate continued strong performance over the coming years. Lyondell’s outlook continues to be very positive.

ANTICIPATED ACCOUNTING CHANGES

In the first quarter 2003, Lyondell adopted the “fair value” method of accounting for employee stock options, the preferred method as defined by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation using the prospective transition method. Under the prospective transition method, an estimate of the fair value of options granted to employees during 2003 and thereafter is charged to earnings over the related vesting periods. Prior to 2003, Lyondell accounted for employee stock options under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation expense was recognized in connection with stock options granted prior to 2003. Pro forma compensation expense related to stock options was less than $1 million for each of the three month periods ended June 30, 2005 and 2004 and was $1 million and $2 million, respectively, for the six month periods ended June 30, 2005 and 2004.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment. The primary focus of this Statement is accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as by the granting of stock options. Lyondell will be required to apply the provisions of SFAS No. 123 (revised 2004) in the first quarter 2006. Upon adoption, a provision of SFAS No. 123 (revised 2004) will require Lyondell to use a non-substantive vesting period approach for share-based payment transactions that vest when an employee becomes retirement eligible. The effect will be to accelerate expense recognition compared to the nominal vesting period approach that Lyondell currently uses. Assuming the non-substantive vesting period approach had been used, compensation expense related to share-based payments would have decreased $2 million and $1 million for the three-month periods ended June 30, 2005 and 2004, respectively, and increased $4 million in each of the six-month periods ended June 30, 2005 and 2004. Other provisions of SFAS No. 123 (revised 2004) may affect the computation and resulting fair value of Lyondell’s share-based payment transactions with employees. Lyondell is evaluating these impacts of adopting SFAS No. 123 (revised 2004) on its financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which amends APB Opinion No. 29, Accounting for Nonmonetary Transactions, to eliminate the exception for nonmonetary exchanges of similar productive assets, which is replaced with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange is defined to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Lyondell will be required to adopt SFAS No. 153 no later than the third quarter 2005 with prospective application. Lyondell does not expect application of SFAS No. 153 to have a material impact on its financial statements.

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations, which clarifies the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Conditional Asset Retirement Obligations, as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of Lyondell. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. Lyondell is currently evaluating the impact of adopting this interpretation.

Item 3. Disclosure of Market and Regulatory Risk

Lyondell’s exposure to market and regulatory risks is described in Item 7a of its Annual Report on Form 10-K for the year ended December 31, 2004. Lyondell’s exposure to market and regulatory risks has not changed materially in the six months ended June 30, 2005, except as noted below.

FOREIGN EXCHANGE RISK

Lyondell manufactures and markets its products in a number of countries throughout the world and, as a result, is exposed to changes in foreign currency exchange rates. Costs in some countries are incurred, in part, in currencies other than the applicable functional currency. Lyondell utilizes forward, swap and option derivative contracts with terms normally lasting less than three months to protect against the adverse effect that exchange rate fluctuations may have on foreign currency denominated trade receivables and trade payables. These derivatives generally are not designated as hedges for accounting purposes. At June 30, 2005, the amount of foreign currency forward and swap contracts outstanding and, consequently, Lyondell’s related exposure to foreign exchange rate fluctuations under these derivative contracts was not material.

INTEREST RATE RISK

At June 30, 2005, LCR had variable rate debt of $526 million, excluding the note payable by LCR to Lyondell. Lyondell’s exposure to interest rate risk at LCR was not material. Sensitivity analysis was used for purposes of this analysis.

Item 4. Controls and Procedures

Lyondell performed an evaluation, under the supervision and with the participation of its management, including the President and Chief Executive Officer (principal executive officer) and Senior Vice President and Chief Financial Officer (principal financial officer), of the effectiveness of Lyondell’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2005. Based upon that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that Lyondell’s disclosure controls and procedures are effective.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments with respect to Lyondell’s legal proceedings previously reported in the Annual Report on Form 10-K for the year ended December 31, 2004 and in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, except as described below:

Millennium—Together with alleged past manufacturers of lead-based paint and lead pigments for use in paint, Millennium has been named as a defendant in various legal proceedings alleging that Millennium and other manufacturers are responsible for personal injury, property damage, and remediation costs allegedly associated with the use of these products. A new trial date of September 19, 2005 has been set in the State of Rhode Island v. Lead Industries Association, Inc., et al. case. The court in City of Chicago v. American Cyanamid Company, et al. entered summary judgment on behalf of all defendants, and notices of appeal had been filed. On May 25, 2005, the Illinois Supreme Court denied the City of Chicago’s petition for leave to appeal in City of Chicago v. American Cyanamid Company, et al.

Legal proceedings were brought in Texas relating to lead pigment and lead-based paint. These cases have been held in abeyance pending the results of an appeal of the trial court’s decision granting summary judgment in favor of one lead pigment defendant in Spring Branch Independent School District v. NL Industries, Inc. During the period that these cases have been inactive, Millennium has not incurred defense costs. In 2004, the Texas Court of Appeals affirmed the trial court’s order granting the motion for summary judgment in favor of this defendant. On May 31, 2005, and on July 6, 2005, Millennium received plaintiffs’ notice of non-suit in the Harris County v. Lead Industries Association, et al. matter and in the Liberty Independent School District v. Lead Industries Association, et al. matter, respectively. The only one of these Texas cases that is still pending is Brownsville Independent School District v. Lead Industries Association, Inc. et al.

On July 15, 2005, the Wisconsin Supreme Court in Steven Thomas, et al. v. Lead Industries Association, Inc., et al. reversed the trial and appellate courts and ruled that the plaintiff could proceed against the defendants on a risk-contribution theory. The court affirmed the lower courts’ decisions dismissing the plaintiff’s claims of civil conspiracy and enterprise liability.

Item 4. Submission of Matters to a Vote of Security Holders

Lyondell held its annual meeting of stockholders on May 5, 2005. Please refer to Lyondell’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 for a description of the matters voted upon at the annual meeting and the votes cast.

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

Lyondell Chemical Company

Dated: August 5, 2005	/s/ Charles L. Hall
Charles L. Hall
Vice President
and Controller
(Duly Authorized and
Principal Accounting Officer)