Form 10-Q
period 2005-09-30
LYONDELL CHEMICAL CO
filed 2005-11-09
CIK 842635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of September 30, 2005: 246,918,784

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LYONDELL CHEMICAL COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended September 30,		For the nine months ended September 30,
Millions of dollars, except per share data	2005	2004	2005	2004
Sales and other operating revenues:
Trade	$4,368	$1,293	$12,411	$3,522
Related parties	427	14	1,212	51

	4,795	1,307	13,623	3,573
Operating costs and expenses:
Cost of sales	4,353	1,195	12,016	3,308
Charges related to toluene diisocyanate plant	195	—	195	—
Selling, general and administrative expenses	152	55	414	149
Research and development expenses	23	8	68	24

	4,723	1,258	12,693	3,481

Operating income	72	49	930	92

Interest expense	(163)	(111)	(497)	(333)
Interest income	14	3	35	8
Other expense, net	(22)	(9)	(59)	(13)

Income (loss) before equity investments and income taxes	(99)	(68)	409	(246)

Income from equity investments:
LYONDELL-CITGO Refining LP	53	89	139	208
Equistar Chemicals, LP	—	54	—	93
Other	2	1	2	3

	55	144	141	304

Income (loss) before income taxes	(44)	76	550	58
Provision for (benefit from) income taxes	(54)	26	160	20

Net income	$10	$50	$390	$38

Earnings per share:
Basic	$0.04	$0.28	$1.59	$0.21

Diluted	$0.04	$0.28	$1.50	$0.21

See Notes to the Consolidated Financial Statements.

LYONDELL CHEMICAL COMPANY

CONSOLIDATED BALANCE SHEETS

Millions, except shares and par value data	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$652	$804
Accounts receivable:
Trade, net	1,759	1,437
Related parties	110	132
Inventories	1,713	1,619
Prepaid expenses and other current assets	150	189
Deferred tax assets	416	276

Total current assets	4,800	4,457
Property, plant and equipment, net	6,619	7,215
Investments and long-term receivables:
Investment in PO joint ventures	788	838
Investment in and receivable from LYONDELL-CITGO Refining LP	143	192
Other investments and long-term receivables	160	160
Goodwill, net	2,219	2,175
Other assets, net	844	924

Total assets	$15,573	$15,961

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$256	$308
Accounts payable:
Trade	1,376	1,083
Related parties	96	119
Accrued liabilities	801	785

Total current liabilities	2,529	2,295
Long-term debt	6,617	7,555
Other liabilities	1,791	1,780
Deferred income taxes	1,671	1,477
Commitments and contingencies
Minority interest	182	181
Stockholders’ equity:
Common stock, $1.00 par value, 340,000,000 shares authorized, 247,744,935 and 244,541,913 shares issued, respectively	248	245
Additional paid-in capital	3,064	3,000
Retained deficit	(377)	(600)
Accumulated other comprehensive income (loss)	(125)	56
Treasury stock, at cost, 826,151 and 856,915 shares, respectively	(27)	(28)

Total stockholders’ equity	2,783	2,673

Total liabilities and stockholders’ equity	$15,573	$15,961

See Notes to the Consolidated Financial Statements.

LYONDELL CHEMICAL COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,
Millions of dollars	2005	2004
Cash flows from operating activities:
Net income	$390	$38
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	545	186
Charges related to toluene diisocyanate plant	195	—
Income from equity investments	(141)	(304)
Distributions of earnings from affiliates	140	281
Deferred income taxes	112	16
Debt prepayment premiums and charges	28	6
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(358)	(98)
Inventories	(142)	(24)
Accounts payable	323	47
Accrued interest	42	74
Other, net	(43)	34

Net cash provided by operating activities	1,091	256

Cash flows from investing activities:
Expenditures for property, plant and equipment	(178)	(43)
Distributions from affiliates in excess of earnings	123	105
Contributions and advances to affiliates	(90)	(32)
Other	3	—

Net cash provided by (used in) investing activities	(142)	30

Cash flows from financing activities:
Repayment of long-term debt	(1,072)	(105)
Issuance of long-term debt	99	—
Dividends paid	(167)	(95)
Proceeds from stock option exercises	46	9
Other	4	(1)

Net cash used in financing activities	(1,090)	(192)

Effect of exchange rate changes on cash	(11)	(1)

(Decrease) increase in cash and cash equivalents	(152)	93
Cash and cash equivalents at beginning of period	804	438

Cash and cash equivalents at end of period	$652	$531

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

2. Description of the Company

Lyondell Chemical Company (“LCC”), together with its consolidated subsidiaries (collectively, “Lyondell” or “the Company”), is a global chemical company that manufactures and markets a variety of basic chemicals and gasoline blending components. As a result of Lyondell’s acquisition of Millennium Chemicals Inc. (“Millennium”) and Lyondell’s resulting 100% ownership of Millennium and Equistar Chemicals, LP (“Equistar”), the operations of Millennium and Equistar are consolidated prospectively from December 1, 2004 (see Note 5). Prior to December 1, 2004, Lyondell accounted for its investment in Equistar using the equity method of accounting (see Note 8).

3. Charges Related to Toluene Diisocyanate Plant

Third quarter 2005 earnings reflect pretax charges of $195 million for a reduction of the carrying value of Lyondell’s Lake Charles, Louisiana, toluene diisocyanate (“TDI”) plant and related assets. The charges, as well as a decision to permanently cease TDI production at the plant, reflected the facility’s poor financial results and Lyondell’s projections of future plant capital requirements, high energy and raw material costs and low industry capacity utilization rates, which make it commercially impracticable to continue production of TDI at the plant. Hurricane Rita contributed to the decision, as it damaged the plant and contributed to increased energy costs.

In periods subsequent to September 30, 2005, Lyondell expects to recognize charges for various additional costs, including plant decommissioning and demolition costs of approximately $35 million, employee termination benefits of approximately $20 million, and contract termination costs of approximately $10 million. In addition, there are multiple commercial arrangements associated with the TDI facility for which the costs and timing of resolution cannot be determined at this time. The range of reasonably possible outcomes within which the present value of the costs of resolution of such commercial arrangements may fall is between $0 and $160 million; however, these costs are not expected to be in the upper portion of that range.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Hurricane Effects

During the third quarter 2005, two major hurricanes impacted the chemical and related industries in the coastal and off-shore regions of the Gulf of Mexico. Net income in the third quarter 2005 reflects charges totaling $30 million before tax, representing Lyondell’s exposure to industry losses expected to be underwritten by an industry insurance consortium, primarily resulting from hurricane damages in the third quarter.

Also, as a result of Hurricane Rita, Lyondell incurred various costs that will be subject to insurance reimbursements. Such costs include costs incurred in conjunction with suspending operations at substantially all of its Gulf Coast plants, minor damage to facilities, and costs to restore operations. Expenses reflected in income in the third quarter 2005 include costs to suspend operations approximately equal to the deductible amount under the relevant insurance policies. Additional amounts, including damage to facilities, cannot be estimated at this time, and are expected to be reimbursed through insurance.

5. Acquisition of Millennium Chemicals Inc.

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

The unaudited pro forma combined historical results of Lyondell, Millennium and Equistar for the three- and nine-month periods ended September 30, 2004, giving effect to the acquisition assuming the transaction was consummated as of the beginning of 2004 are as follows:

Millions of dollars, except per share data	For the three months ended September 30, 2004	For the nine months ended September 30, 2004
Sales and other operating revenues	$3,927	$10,812
Net income	70	38
Basic and diluted income per share	0.29	0.16

The unaudited pro forma data presented above are not necessarily indicative of the results of operations of Lyondell that would have occurred had such transaction actually been consummated as of the beginning of 2004, nor are they necessarily indicative of future results of operations.

The purchase price of $1,469 million was allocated to the assets acquired and liabilities assumed based upon the estimated fair values of such assets and liabilities at the date of acquisition. The purchase price allocations used in the preparation of the December 31, 2004 and September 30, 2005 financial statements are preliminary due to the continuing analyses relating to the determination of the fair values of the assets acquired and liabilities assumed. Based upon additional information received during the nine-month period ended September 30, 2005, the fair values of the assets acquired and liabilities assumed were adjusted, with corresponding adjustment to goodwill as summarized in Note 12. Any further changes to the fair values of net assets during the fourth quarter of 2005 may result in further adjustment to goodwill. However, any changes to the estimates of fair value that would result from information obtained subsequent to the fourth quarter of 2005 would not result in adjustment of the accounting for Lyondell’s acquisition of Millennium and, therefore, would be included in Lyondell’s results of operations. Management does not expect the finalization of these matters to have a material effect on the allocation. No goodwill that would be deductible for income tax purposes was created by the acquisition.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Accounting Changes

Exchange of Nonmonetary Assets—Effective July 1, 2005, Lyondell implemented Statement of Financial Accounting Standards (“SFAS”) No. 153, Exchanges of Nonmonetary Assets, which amends Accounting Principles Board (“APB”) Opinion No. 29, Accounting for Nonmonetary Transactions, to eliminate the exception for nonmonetary exchanges of similar productive assets, which is replaced with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Lyondell’s application of SFAS No. 153 had no material impact on its financial statements.

Employee Stock Options—In the first quarter 2003, Lyondell adopted the “fair value” method of accounting for employee stock options, the preferred method as defined by SFAS No. 123, Accounting for Stock-Based Compensation using the prospective transition method. Under the prospective transition method, an estimate of the fair value of options granted to employees during 2003 and thereafter is charged to earnings over the related vesting periods. Prior to 2003, Lyondell accounted for employee stock options under the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation expense was recognized in connection with stock options granted prior to 2003. Pro forma compensation expense related to stock options was less than $1 million and $1 million, respectively, for the three month periods ended September 30, 2005 and 2004 and was $1 million and $2 million, respectively, for the nine month periods ended September 30, 2005 and 2004.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment. The primary focus of this Statement is accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as by the granting of stock options. Lyondell will be required to apply the provisions of SFAS No. 123 (revised 2004) in the first quarter 2006. Upon adoption, a provision of SFAS No. 123 (revised 2004) will require Lyondell to use a non-substantive vesting period approach for share-based payment transactions that vest when an employee becomes retirement eligible. The effect will be to accelerate expense recognition compared to the nominal vesting period approach that Lyondell currently uses. Assuming the non-substantive vesting period approach had been used, compensation expense related to share-based payments would have decreased $1 million and less than $1 million for the three-month periods ended September 30, 2005 and 2004, respectively, and increased $2 million and $4 million for the nine-month periods ended September 30, 2005 and 2004, respectively. Other provisions of SFAS No. 123 (revised 2004) may affect the computation and resulting fair value of Lyondell’s share-based payment transactions with employees. Lyondell is evaluating these impacts of adopting SFAS No. 123 (revised 2004) on its financial statements.

Asset Retirement Obligations—In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations, which clarifies the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Conditional Asset Retirement Obligations, as an obligation that is conditional only as to timing and amount. FIN No. 47 is effective in the fourth quarter of 2005. Lyondell is currently evaluating the impact of adopting this interpretation.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Investment in PO Joint Ventures

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

Changes in Lyondell’s investment in the U.S. and European PO joint ventures for the nine-month periods are summarized as follows:

Millions of dollars	U.S. PO Joint Venture	European PO Joint Venture	Total PO Joint Ventures
Investment in PO joint ventures – January 1, 2004	$570	$296	$866
Cash contributions	3	1	4
Depreciation and amortization	(24)	(9)	(33)
Effect of exchange rate changes	—	(11)	(11)

Investment in PO joint ventures – September 30, 2004	$549	$277	$826

Investment in PO joint ventures – January 1, 2005	$541	$297	$838
Cash contributions	9	8	17
Depreciation and amortization	(24)	(10)	(34)
Effect of exchange rate changes	—	(33)	(33)

Investment in PO joint ventures – September 30, 2005	$526	$262	$788

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Equity Interest in Equistar Chemicals, LP

As a result of Lyondell’s acquisition of Millennium and Lyondell’s resulting 100% ownership of Equistar, the operations of Equistar are consolidated prospectively from December 1, 2004 (see also Notes 2 and 5). Prior to December 1, 2004, Lyondell accounted for its 70.5% interest in Equistar using the equity method of accounting, because of Lyondell’s and Millennium’s joint control of certain key management decisions, including approval of the strategic plan, capital expenditures and annual budget, issuance of additional debt and the appointment of executive management of the partnership. As a partnership, Equistar is not subject to federal income taxes.

Summarized financial information for Equistar follows for the relevant periods prior to December 1, 2004.

Millions of dollars	For the three months ended September 30, 2004	For the nine months ended September 30, 2004
STATEMENT OF INCOME
Sales and other operating revenues	$2,439	$6,500
Cost of sales	2,255	6,063
Selling, general and administrative expenses	47	129
Research and development expenses	8	23
Gain on asset dispositions	—	(4)

Operating income	129	289
Interest expense, net	(55)	(165)
Other expense, net	(2)	(4)

Net income	$72	$120

Lyondell’s income from its investment in Equistar prior to December 1, 2004 consisted of Lyondell’s share of Equistar’s income and accretion of Lyondell’s investment in Equistar up to its underlying equity in Equistar’s net assets.

9. Equity Interest in LYONDELL-CITGO Refining LP

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

Lyondell’s investment in and receivable from LCR consisted of the following:

Millions of dollars	September 30, 2005	December 31, 2004
Investment in LCR	$(86)	$(37)
Receivable from LCR	229	229

Investment in and receivable from LCR	$143	$192

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information for LCR follows:

Millions of dollars	September 30, 2005	December 31, 2004
BALANCE SHEETS
Total current assets	$487	$359
Property, plant and equipment, net	1,289	1,227
Other assets	83	61

Total assets	$1,859	$1,647

Current liabilities	$888	$588
Long-term debt	440	443
Loans payable to partners	264	264
Other liabilities	107	112
Partners’ capital	160	240

Total liabilities and partners’ capital	$1,859	$1,647

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
STATEMENTS OF INCOME
Sales and other operating revenues	$2,202	$1,546	$5,301	$4,039
Cost of sales	2,091	1,393	5,012	3,643
Selling, general and administrative expenses	11	14	34	45

Operating income	100	139	255	351
Interest expense, net	(9)	(6)	(26)	(24)
Other income	—	14	—	14

Net income	$91	$147	$229	$341

SELECTED ADDITIONAL INFORMATION
Depreciation and amortization	$30	$29	$86	$87
Expenditures for property, plant and equipment	38	13	121	42

Lyondell’s income from its investment in LCR consists of Lyondell’s share of LCR’s net income and accretion of Lyondell’s investment in LCR up to its underlying equity in LCR’s net assets. At September 30, 2005, Lyondell’s underlying equity in LCR’s net assets exceeded its investment in LCR by approximately $253 million. This difference will be recognized in income over the next 23 years.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Accounts Receivable

At September 30, 2005, Lyondell had two four-year, accounts receivable sales facilities of $150 million and $450 million, relating to LCC and Equistar, respectively. Lyondell amended the two accounts receivable sales facilities in November 2005, extending the maturities to November 2010 and increasing the availability under the $450 million facility to $600 million. Pursuant to these facilities, Lyondell sells, through two wholly owned bankruptcy remote subsidiaries, on an ongoing basis and without recourse, an interest in pools of domestic accounts receivable to financial institutions participating in the facilities. Lyondell is responsible for servicing the receivables. At September 30, 2005, no outstanding amounts of receivables had been sold under the accounts receivable sales facilities. The amount of outstanding receivables that had been sold under the facilities as of December 31, 2004 was $275 million.

In consideration of discounts offered to certain customers for early payment for product, some receivable amounts were collected in September 2005 that otherwise would have been expected to be collected in October 2005. This included collections of $55 million in September 2005, related to Equistar receivables, from Occidental Chemical Corporation, a subsidiary of Occidental Petroleum Corporation (together with its subsidiaries and affiliates, collectively “Occidental”).

11. Inventories

Inventories consisted of the following components:

Millions of dollars	September 30, 2005	December 31, 2004
Finished goods	$872	$1,023
Work-in-process	115	108
Raw materials	509	290
Materials and supplies	217	198

Total inventories	$1,713	$1,619

12. Property, Plant and Equipment and Goodwill

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows:

Millions of dollars	September 30, 2005	December 31, 2004
Land	$132	$133
Manufacturing facilities and equipment	8,850	9,286
Construction in progress	233	187

Total property, plant and equipment	9,215	9,606
Less accumulated depreciation	(2,596)	(2,391)

Property, plant and equipment, net	$6,619	$7,215

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation and amortization is summarized as follows:

	For the three months ended September 30,		For the nine months ended September 30,
Millions of dollars	2005	2004	2005	2004
Property, plant and equipment	$134	$39	$404	$126
Investment in PO joint ventures	11	11	34	33
Turnaround costs	15	3	42	9
Software costs	10	3	29	8
Other	12	3	36	10

Total depreciation and amortization	$182	$59	$545	$186

The increases in depreciation and amortization in the three- and nine-month periods ended September 30, 2005 primarily reflect the consolidation of Millennium and Equistar prospectively from December 1, 2004.

The following table summarizes the changes to Lyondell’s goodwill during the nine months ended September 30, 2005 by reportable segment. Lyondell’s reportable segments include ethylene, co-products and derivatives (“EC&D”), propylene oxide and related products (“PO&RP”), and inorganic chemicals (see Note 20). The refining segment consists of Lyondell’s equity investment in LCR (see Note 9).

Millions of dollars	EC&D	PO&RP	Inorganic Chemicals	Total
Goodwill at January 1, 2005	$270	$1,080	$825	$2,175
Adjustments to preliminary purchase price allocation related to November 30, 2004 acquisition of Millennium	(3)	—	56	53
Settlement of income tax issues related to 1998 acquisition of ARCO Chemical Company	—	(9)	—	(9)

Goodwill at September 30, 2005	$267	$1,071	$881	$2,219

Based on information obtained during the three-month period ended September 30, 2005, regarding environmental remediation liabilities of Millennium as of November 30, 2004, Lyondell increased its estimate of such liabilities by $39 million, resulting in an increase in goodwill, net of tax effects, of $25 million. See Notes 5 and 17.

13. Accounts Payable

Accounts payable at September 30, 2005 and December 31, 2004 included liabilities in the amounts of $12 million and $4 million, respectively, for checks issued in excess of associated bank balances but not yet presented for collection.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Long-Term Debt

Lyondell’s long-term debt includes credit facilities and debt obligations maintained by Lyondell’s wholly owned subsidiaries, Equistar and Millennium. LCC has not guaranteed the subsidiaries’ credit facilities or debt obligations, except for $300 million of Equistar debt, consisting of the 6.5% Notes due 2006 and the 7.55% Debentures due 2026.

Long-term debt consisted of the following:

Millions of dollars	September 30, 2005	December 31, 2004
Bank credit facilities:
LCC $475 million senior secured revolving credit facility	$—	$—
Equistar $250 million inventory-based revolving credit facility	—	—
Millennium $150 million senior secured revolving credit facility	—	—
Millennium Australian senior secured term loan due 2010	100	—

LCC notes and debentures:
Senior Secured Notes, Series A due 2007, 9.625%	900	900
Senior Secured Notes, Series B due 2007, 9.875%	—	700
Senior Secured Notes due 2008, 9.5%	730	730
Senior Secured Notes due 2012, 11.125%	278	278
Senior Secured Notes due 2013, 10.5%	325	325
Debentures due 2005, 9.375%	100	100
Debentures due 2010, 10.25%	100	100
Debentures due 2020, 9.8%	225	225
Senior Subordinated Notes due 2009, 10.875%	500	500

Equistar notes and debentures:
Senior Notes due 2008, 10.125%	700	700
Senior Notes due 2011, 10.625%	700	700
Debentures due 2026, 7.55%	150	150
Notes due 2006, 6.5%	150	150
Notes due 2009, 8.75%	600	600

Millennium notes and debentures:
Senior Notes due 2006, 7%	167	500
Senior Notes due 2008, 9.25%	469	471
Senior Debentures due 2026, 7.625%	250	250
Convertible Senior Debentures due 2023, 4%	150	150

Other debt	28	32
Unamortized premium, net	251	302

Total	6,873	7,863
Less current maturities	(256)	(308)

Long-term debt	$6,617	$7,555

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the first nine months of 2005, LCC prepaid the remaining $700 million of the 9.875% Senior Secured Notes Series B, and paid $28 million in prepayment premiums.

On February 2, 2005, as a result of certain adjustments and charges related to the February 2005 restatement of Millennium’s financial statements, Millennium entered into an amendment and waiver to its $150 million credit facility, which amended the credit facility definition of EBITDA and waived any and all defaults or events of default that may have occurred on or prior to the amendment and waiver. In addition, in May 2005, Millennium obtained an amendment to its $150 million credit facility to allow for the unrestricted repurchase of indebtedness in the form of bonds, debentures, notes or similar instruments. In August 2005, Millennium amended and restated the $150 million credit facility, replacing it with new credit facilities that consist of a $125 million U.S. secured revolving credit facility, a $25 million Australian secured revolving credit facility, and a $100 million Australian senior secured term loan, all of which mature in August 2010. Availability under the revolving credit facilities is reduced to the extent of outstanding letters of credit provided under the facilities. There were $27 million of outstanding letters of credit under the U.S. revolving credit facility and none outstanding under the Australian revolving credit facility as of September 30, 2005. There was no outstanding borrowing under either revolving credit facility as of September 30, 2005. The U.S. revolving credit facility and the Australian term loan generally bear interest between LIBOR plus 1% to LIBOR plus 2%, as the case may be, based upon the Leverage Ratio, as defined, as of the most recent determination date. The Australian revolving credit facility generally bears interest based on the Australian Bank Bill Rate, as defined, plus between 1% to 2%, as the case may be, based upon the Leverage Ratio as of the most recent determination date.

The August 2005 Millennium amended and restated credit facilities contain various restrictive covenants and covenants that require Millennium to maintain specified financial ratios. The restrictive covenants, subject to exceptions, limit distributions, debt incurrence, lien incurrence, investments, sale and leaseback transactions, certain payments, sales of assets, affiliate transactions and mergers. The financial ratio covenants require Millennium to maintain specified financial ratios. Specifically, Millennium is not permitted to allow (1) the Leverage Ratio, as defined, to be equal to or greater than 4.50 to 1.00 and (2) the Interest Coverage Ratio, as defined, for any period of four consecutive fiscal quarters to be less than (i) 1.75 to 1.00 for any such period ending prior to September 30, 2006, or (ii) 2.25 to 1.00 for any such period ending on or after September 30, 2006.

The obligations under the U.S. revolving credit facility, subject to permitted liens, are generally secured by Millennium’s equity interests in certain U.S. and non-U.S. subsidiaries, interests in Equistar and cash distributions made by Equistar, certain assets of Millennium and certain of its U.S. subsidiaries and guarantees by Millennium and certain U.S. subsidiaries.

The obligations under the Australian term loan and revolving credit facility, subject to permitted liens, are secured by Millennium’s equity interests in certain non-U.S. subsidiaries, substantially all of the assets of those subsidiaries, including cash and proceeds therefrom, and guarantees by Millennium and certain of its subsidiaries.

In September 2005, Millennium completed a cash tender offer for its 7% Senior Notes due 2006 and purchased $281 million principal amount of the notes at 102.622 percent of par. In addition, during the first nine months of 2005, Millennium purchased $52 million of the 7% Senior Notes due 2006 and $2 million of the 9.25% Senior Notes due 2008.

Current maturities of long-term debt at September 30, 2005 included $100 million of LCC’s 9.375% Debentures due 2005, $150 million of Equistar’s 6.5% Notes due 2006 and other debt of $6 million. At December 31, 2004, current maturities included $200 million of LCC’s 9.875% Senior Secured Notes due 2007, which were called in December 2004, $100 million of LCC’s 9.375% Debentures due 2005 and other debt of $8 million.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization of debt premiums, including adjustments to fair values included in accounting for the acquisition of Millennium, and debt issuance costs resulted in a net credit of $9 million and $26 million for the three- and nine-month periods ended September 30, 2005, respectively, and a charge of $5 million and $14 million for the three- and nine-month periods ended September 30, 2004, respectively, that were included in interest expense in the Consolidated Statements of Income.

In November 2005, Equistar amended the $250 million inventory-based revolving credit facility increasing the availability to $400 million and extending the maturity to November 2010.

15. Pension and Other Postretirement Benefits

Net periodic pension benefit costs included the following components:

	For the three months ended September 30, 2005		For the nine months ended September 30, 2005
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$12	$4	$35	$13
Interest cost	20	5	63	16
Recognized return on plan assets	(19)	(5)	(58)	(15)
Actuarial and investment loss amortization	5	1	15	3

Net periodic pension benefit cost	$18	$5	$55	$17

	For the three months ended September 30, 2004		For the nine months ended September 30, 2004
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$4	$3	$11	$8
Interest cost	7	3	22	8
Recognized return on plan assets	(4)	(3)	(12)	(8)
Actuarial and investment loss amortization	4	1	13	3

Net periodic pension benefit cost	$11	$4	$34	$11

Net periodic other postretirement benefit costs, which were entirely incurred in the U.S., included the following components:

	For the three months ended September 30,		For the nine months ended September 30,
Millions of dollars	2005	2004	2005	2004
Service cost	$1	$1	$4	$2
Interest cost	3	1	9	4
Actuarial gain amortization	—	(1)	—	(1)

Net periodic benefit cost	$4	$1	$13	$5

The increases in pension and other postretirement benefit costs in the three- and nine-month periods ended September 30, 2005 primarily reflect the consolidation of Millennium and Equistar prospectively from December 1, 2004.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Income Taxes

The estimated annual effective income tax rate for 2005 was reduced in the third quarter 2005, resulting in a year-to-date effective income tax rate of 29% compared to the 36% used previously due primarily to the finalization of income tax liabilities relating to prior years, partially offset by higher non-U.S. earnings that are effectively taxed at higher rates. As a result, the provision for income taxes for the third quarter 2005 was reduced by $38 million.

17. Commitments and Contingencies

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

From time to time, Lyondell and PDVSA have had discussions covering both a restructuring of the CSA and a broader restructuring of the LCR partnership. Lyondell is unable to predict whether changes in either arrangement will occur. If the CSA is modified or terminated or this source of crude oil is otherwise interrupted, due to production difficulties, political or economic events in Venezuela or other factors, LCR could experience significantly lower earnings and cash flows. Subject to the consent of the other partner and rights of first offer and first refusal, the partners each have a right to transfer their interests in LCR to unaffiliated third parties in certain circumstances. If neither CITGO, PDVSA Oil nor their affiliates were a partner in LCR, PDVSA Oil would have an option to terminate the CSA. Depending on then-current market conditions, any breach or termination of the CSA, or reduction in supply thereunder, would require LCR to purchase all or a portion of its crude oil in the merchant market, could subject LCR to significant volatility and price fluctuations and could adversely affect LCR and, therefore, Lyondell. Alternative crude oil supplies with similar margins may not be available for purchase by LCR, although, over the last six quarters, the CSA margins have actually been less favorable than margins available for non-CSA crude oil.

Leased Facility—As a result of its consolidation of Equistar, Lyondell has an ethylene facility in Lake Charles, Louisiana, which has been idled since the first quarter of 2001, pending sustained improvement in market conditions. The facility and land, which are included in property, plant and equipment at a net book value of $139 million, are leased from Occidental. In May 2003, Equistar and Occidental entered into a new one-year lease, which has renewal provisions for two additional one-year periods at either party’s option. Equistar exercised the second one-year renewal option in April 2005.

Environmental Remediation—A Millennium subsidiary has been identified as a Potential Responsible Party (“PRP”) with respect to the Kalamazoo River Superfund Site. The site involves cleanup of river sediments and floodplain soils contaminated with polychlorinated biphenyls (“PCBs”), cleanup of

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

former paper mill operations, and cleanup and closure of landfills associated with the former paper mill operations. In 2000, the Kalamazoo River Study Group (the “KRSG”), of which the Millennium subsidiary and other PRPs are members, submitted to the State of Michigan a Draft Remedial Investigation and Draft Feasibility Study, which evaluated a number of remedial options for the river. The estimated costs for these remedial options ranged from $0 to $2.5 billion.

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

As of September 30, 2005, the probable future remediation spending associated with the river cannot be determined with certainty. Although the KRSG study identified a broad range of remedial options, not all of those options would represent reasonably possible outcomes. Management does not believe that it can identify a single remedy among those options that would represent the highest-cost reasonably possible outcome. However, Lyondell recognized a liability of $40 million at December 31, 2004, representing Millennium’s interim allocation of 55% of the $73 million estimated cost of bank stabilization, recommended as the preferred remedy in 2000 by the KRSG study. During the three- and nine-month periods ended September 30, 2005, this liability was increased by $15 million and $19 million, respectively, to reflect new information obtained during the periods about expected costs of regulatory oversight, modeling, and other associated remediation costs. At September 30, 2005, the balance of this liability, net of related spending, was $57 million.

In addition, Lyondell recognized a liability of $38 million as of December 31, 2004, primarily related to Millennium’s estimated share of remediation costs for two former paper mill sites and associated landfills, which are also part of the Kalamazoo River Superfund Site. The liability was increased in the three- and nine-month periods ended September 30, 2005 by $4 million to reflect new information obtained during the periods regarding the probable costs associated with the remediation activity. These increases also represent adjustments to Lyondell’s estimate of the liabilities in its accounting for the acquisition of Millennium. At September 30, 2005, the balance of the liability, net of related spending, was $41 million. Although no final agreement has been reached as to the ultimate remedy for these locations, Millennium has begun remediation activity related to these sites.

Millennium’s ultimate liability for the Kalamazoo River Superfund Site will depend on many factors that have not yet been determined, including the ultimate remedy selected, the determination of natural resource damages, the number and financial viability of the other PRPs, and the determination of the final allocation among the PRPs.

Also, based on additional information obtained during the three- and nine-month periods ended September 30, 2005, regarding Millennium remediation liabilities related to Millennium sites other than the Kalamazoo River Superfund Site, Lyondell increased the estimated remediation liabilities for those sites by $20 million and $22 million, respectively. The balance of these liabilities at September 30, 2005 was $60 million.

The increases in Millennium environmental liabilities, including those related to the Kalamazoo River Superfund Site, increased the balance of goodwill related to Lyondell’s acquisition of Millennium on November 30, 2004. Any increase in the estimates of Millennium’s liabilities for environmental remediation as of November 30, 2004 that would result from information obtained subsequent to the fourth quarter of 2005 would not result in adjustment of the accounting for Lyondell’s acquisition of Millennium and, therefore, would be included in Lyondell’s results of operations. See Notes 5 and 12.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lyondell’s accrued environmental liability for future remediation costs at all current and former plant sites and Superfund sites totaled $147 million as of December 31, 2004 and $183 million as of September 30, 2005. The liabilities for individual sites range from less than $1 million to $98 million and are expected to be incurred over a number of years, and not to be concentrated in any single year. In the opinion of management, there is no material estimable range of reasonably possible loss in excess of the liabilities recorded for environmental remediation. However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in investigations by regulatory agencies, could require Lyondell to reassess its potential exposure related to environmental matters.

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

Lyondell currently estimates that environmentally related capital expenditures at its facilities, including Equistar and Millennium facilities, will be approximately $95 million for 2005 and $86 million for 2006, including estimated expenditures related to emission control standards for NOx and HRVOCs, as described above, and a wastewater management project. Capital spending to comply with environmental regulations at LCR’s facilities (on a 100% basis) is estimated to be approximately $93 million in 2005 and $100 million in 2006. The expected increase in environmental spending at LCR’s facilities reflects spending for low sulfur fuels regulations, as well as emission reductions.

The Clean Air Act Amendments of 1990 set minimum levels for oxygenates, such as methyl tertiary butyl (“MTBE”), in gasoline sold in areas not meeting specified air quality standards. However, the presence of MTBE in some water supplies in California and other states due to gasoline leaking from underground storage tanks and in surface water from recreational water craft has led to public concern about the use of MTBE. Certain U.S. states have banned or are considering a ban on the use of MTBE. The Energy Policy Act of 2005 was enacted in the U.S. in August 2005. This Act does not phase-down or ban the use of MTBE; however, it does eliminate the oxygenate standard for reformulated fuels, effective 270 days from the date of the Act. In addition, the Act contains a renewable fuel standard that mandates the use of ethanol in gasoline.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At the state level, Connecticut, California and New York banned MTBE, effective January 1, 2004, which started to negatively affect MTBE demand during late 2003. In addition, beginning in 2003 several major oil companies substantially reduced or discontinued the use of MTBE in gasoline produced for California markets, negatively affecting 2003 demand. Lyondell estimates that, in 2003, California, Connecticut and New York combined represented approximately one-fourth of U.S. MTBE industry demand. In August 2005, New Jersey banned MTBE effective January 2009. New Jersey represents an estimated 15% of current U.S. MTBE industry demand.

At this time, Lyondell cannot predict the full impact that the U.S. federal legislation and state governmental initiatives and state bans will have on MTBE margins or volumes longer term. Lyondell’s North American MTBE sales represented approximately 7% of its total revenues for the nine months ended September 30, 2005. Lyondell intends to continue marketing MTBE in the U.S., as well as outside of the U.S. However, should it become necessary or desirable to significantly reduce MTBE production, Lyondell has or will have the flexibility to produce alternative gasoline blending components, such as iso-octane, iso-octene (also known as “di-isobutylene”) or ethyl tertiary butyl ether (“ETBE”). Lyondell is installing equipment at its Channelview, Texas facility that will provide Lyondell with the flexibility to produce di-isobutylene or MTBE at that facility, and this flexibility will be in place in 2006. The current estimated cost of converting this facility to di-isobutylene production is less than $20 million. In addition, Lyondell’s U.S.-based and European-based MTBE plants can produce ETBE and Lyondell has produced and sold ETBE in Europe to address Europe’s growing demand for biofuels. Lyondell is currently evaluating ETBE, as well as the di-isobutylene alternative, and any final decision will be influenced by further regulatory and market developments. The profit contribution related to alternative gasoline blending components is likely to be lower than that historically realized on MTBE.

Litigation—On April 8, 2005, Lyondell filed a lawsuit in Pennsylvania against BASF Corporation (“BASF”) seeking declaratory judgment to resolve a commercial dispute regarding the interpretation of various provisions of a propylene oxide sales contract. On April 12, 2005, BASF filed a lawsuit in New Jersey against Lyondell asserting various claims relating to alleged breaches of the same propylene oxide sales contract and seeking damages in excess of $100 million. In September 2005, BASF’s motion to dismiss Lyondell’s declaratory judgment action in Pennsylvania was granted, and Lyondell has decided not to appeal that ruling. The lawsuit that BASF filed in New Jersey is proceeding. Management believes that it has valid defenses to all claims and is vigorously defending them. The parties have engaged in negotiations to resolve the claims without success to date. Management does not expect the resolution of the claims to result in any material adverse effect on financial condition, liquidity or results of operations of Lyondell.

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

Indemnification—Lyondell, its subsidiaries and its joint ventures are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation of joint ventures. For example, Lyondell entered into indemnification arrangements in connection with the transfer of assets and liabilities from Atlantic Richfield Company to Lyondell prior to Lyondell’s initial public offering, in connection with Lyondell’s acquisition of the outstanding shares of ARCO Chemical Company and in connection with the formation of LCR; Equistar and its owner companies (including Lyondell and Millennium) entered into indemnification arrangements in connection with the formation of Equistar; and Millennium entered into indemnification arrangements in connection with its demerger from Hanson plc. Pursuant to these arrangements, Lyondell, its subsidiaries and its joint ventures provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions. These indemnification arrangements typically include provisions pertaining to third party claims relating to environmental and tax matters and various types of litigation. As of September 30, 2005, Lyondell has not accrued any significant amounts for such indemnification obligations, other than amounts under tax sharing agreements that have been reflected in the provision for income taxes, and is not aware of other circumstances that would be likely to lead to significant future indemnification claims against Lyondell. Lyondell cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.

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

18. Per Share Data

Basic earnings per share for the periods presented is computed based upon the weighted average number of shares of common stock and Series B common stock outstanding during the periods. Diluted earnings per share also include the effect of outstanding stock options and warrants and restricted stock. Additionally, diluted earnings per share for the three and nine months ended September 30, 2005 include the effect of the 4% Millennium Convertible Debentures that are convertible into Lyondell common stock. Computation of fully-diluted earnings per share for the three and nine months ended September 30, 2005 reflected the assumed conversion of Millennium’s 4% Convertible Debentures, including the related reduction of net income by less than $1 million and $1 million, respectively, in the three and nine months ended September 30, 2005. The reduction of net income reflected the net after-tax effect of related interest expense, including amortization of the adjustment of the Convertible Debentures to fair value in accounting for the acquisition of Millennium.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings per share data and dividends declared per share of common stock were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Weighted average shares, in millions:
Basic	246.5	178.1	245.6	177.5
Diluted	260.4	179.9	259.7	178.7

Earnings per share:
Basic	$0.04	$0.28	$1.59	$0.21
Diluted	0.04	0.28	1.50	0.21
Dividends declared per share of common stock	$0.225	$0.225	$0.675	$0.675

19. Comprehensive Income

The components of the comprehensive income (loss) were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
Millions of dollars	2005	2004	2005	2004
Net income	$10	$50	$390	$38
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(5)	20	(181)	(22)
Derivative instruments	1	—	(1)	(2)
Other	—	—	1	—

Total other comprehensive income (loss)	(4)	20	(181)	(24)

Comprehensive income	$6	$70	$209	$14

20. Segment and Related Information

Lyondell has four reportable segments:

•	Ethylene, co-products and derivatives (“EC&D”), primarily manufacturing and marketing of ethylene; its co-products, including propylene, butadiene and aromatics; and derivatives, including ethylene oxide, ethylene glycol, polyethylene and vinyl acetate monomer;

•	Propylene oxide and related products (“PO&RP”), including manufacturing and marketing of PO; co-products SM and TBA with its derivative, methyl tertiary butyl ether or MTBE; PO derivatives, including propylene glycol, propylene glycol ethers and butanediol; and TDI;

•	Inorganic chemicals, primarily manufacturing and marketing of titanium dioxide and related products; and

•	Refining.

The inorganic chemicals segment resulted from the acquisition of Millennium on November 30, 2004. With the acquisition of Millennium, Equistar also became a consolidated subsidiary. Results of Equistar operations, in the EC&D segment, prior to December 2004 reflect Lyondell’s previous equity investment in Equistar (see Note 8).

The refining segment consists of Lyondell’s equity investment in LCR (see Note 9).

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information concerning reportable segments is shown in the following table for the periods presented:

Millions of dollars	EC&D	PO&RP	Inorganic Chemicals	Refining	Other	Total
For the three months ended September 30, 2005
Sales and other operating revenues:
Customer	$2,691	$1,734	$345	$—	$25	$4,795
Intersegment	297	114	—	—	(411)	—

	2,988	1,848	345	—	(386)	4,795

Operating income (loss)	22	70	(16)	—	(4)	72
Income from equity investments	—	2	—	53	—	55

For the three months ended September 30, 2004
Sales and other operating revenues	$—	$1,307	$—	$—	$—	$1,307
Operating income	—	49	—	—	—	49
Income from equity investments	54	1	—	89	—	144

For the nine months ended September 30, 2005
Sales and other operating revenues:
Customer	$7,847	$4,700	$1,005	$—	$71	$13,623
Intersegment	964	239	—	—	(1,203)	—

	8,811	4,939	1,005	—	(1,132)	13,623

Operating income (loss)	618	300	21	—	(9)	930
Income from equity investments	—	2	—	139	—	141

For the nine months ended September 30, 2004
Sales and other operating revenues	$—	$3,573	$—	$—	$—	$3,573
Operating income	—	92	—	—	—	92
Income from equity investments	93	3	—	208	—	304

The operating income of the PO&RP segment for the three- and nine-month periods ended September 30, 2005 included charges of $195 million to reduce the carrying value of the Lake Charles, Louisiana, TDI plant.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21. Supplemental Guarantor Information

Lyondell Chemical Technology Inc. (“LCTI”), formerly known as ARCO Technology Inc., Lyondell Chemical Technology L.P. (“LCTLP”), formerly known as ARCO Chemical Technology L.P., and Lyondell Chemical Nederland, Ltd. (“LCNL”) are guarantors (collectively “Guarantors”), jointly and severally, of the following (see Note 14):

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

Equistar is the issuer of 6.5% Notes due 2006 and 7.55% Debentures due 2026, which are guaranteed by LCC. As a result of Lyondell’s November 30, 2004 acquisition of Millennium, Equistar became a wholly owned subsidiary of Lyondell.

The following condensed consolidating financial information present supplemental information for the Guarantors and Equistar, a subsidiary issuer, as of September 30, 2005 and December 31, 2004 and for the three- and nine-month periods ended September 30, 2005 and 2004.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

BALANCE SHEET

As of September 30, 2005

Millions of dollars	LCC	Guarantors	Equistar	Non- Guarantors	Eliminations	Consolidated
Total current assets	$1,080	$351	$1,880	$1,607	$(118)	$4,800
Property, plant and equipment, net	591	768	3,079	2,181	—	6,619
Investments and long-term receivables	7,070	260	62	707	(7,008)	1,091
Goodwill, net	713	349	—	1,157	—	2,219
Other assets, net	221	64	361	198	—	844

Total assets	$9,675	$1,792	$5,382	$5,850	$(7,126)	$15,573

Current maturities of long-term debt	$100	$—	$150	$6	$—	$256
Other current liabilities	602	180	1,133	415	(57)	2,273
Long-term debt	3,052	—	2,161	1,404	—	6,617
Other liabilities	560	44	408	779	—	1,791
Deferred income taxes	1,048	164	—	457	2	1,671
Intercompany liabilities (assets)	1,530	(7)	—	(1,083)	(440)	—
Minority interest	—	29	—	181	(28)	182
Stockholders’ equity	2,783	1,382	1,530	3,691	(6,603)	2,783

Total liabilities and stockholders’ equity	$9,675	$1,792	$5,382	$5,850	$(7,126)	$15,573

BALANCE SHEET

As of December 31, 2004

Millions of dollars	LCC	Guarantors	Equistar	Non- Guarantors	Eliminations	Consolidated
Total current assets	$1,030	$292	$1,490	$1,787	$(142)	$4,457
Property, plant and equipment, net	778	898	3,167	2,372	—	7,215
Investments and long-term receivables	6,903	295	63	765	(6,836)	1,190
Goodwill, net	722	349	—	1,104	—	2,175
Other assets, net	278	77	354	215	—	924

Total assets	$9,711	$1,911	$5,074	$6,243	$(6,978)	$15,961

Current maturities of long-term debt	$300	$—	$1	$7	$—	$308
Other current liabilities	498	188	805	536	(40)	1,987
Long-term debt	3,551	—	2,312	1,692	—	7,555
Other liabilities	634	50	394	702	—	1,780
Deferred income taxes	792	163	—	519	3	1,477
Intercompany liabilities (assets)	1,263	221	—	(1,473)	(11)	—
Minority interest	—	26	1	180	(26)	181
Stockholders’ equity	2,673	1,263	1,561	4,080	(6,904)	2,673

Total liabilities and stockholders’ equity	$9,711	$1,911	$5,074	$6,243	$(6,978)	$15,961

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF INCOME

For the Three Months Ended September 30, 2005

Millions of dollars	LCC	Guarantors	Equistar	Non- Guarantors	Eliminations	Consolidated
Sales and other operating revenues	$1,088	$488	$2,867	$895	$(543)	$4,795
Cost of sales	915	399	2,776	806	(543)	4,353
Charges related to TDI plant	195	—	—	—	—	195
Selling, general and administrative expenses	49	9	52	42	—	152
Research and development expenses	8	—	8	7	—	23

Operating income (loss)	(79)	80	31	40	—	72
Interest income (expense), net	(85)	1	(56)	(9)	—	(149)
Other income (expense), net	(96)	(1)	(2)	77	—	(22)
Income (loss) from equity investments	161	121	—	(68)	(159)	55
Intercompany income (expense)	8	(18)	—	10	—	—
Provision for (benefit from) income taxes	(101)	35	1	11	—	(54)

Net income (loss)	$10	$148	$(28)	$39	$(159)	$10

STATEMENT OF INCOME

For the Three Months Ended September 30, 2004

Millions of dollars	LCC	Guarantors	Non- Guarantors	Eliminations	Consolidated
Sales and other operating revenues	$749	$398	$292	$(132)	$1,307
Cost of sales	687	366	274	(132)	1,195
Selling, general and administrative expenses	40	6	9	—	55
Research and development expenses	9	(1)	—	—	8

Operating income	13	27	9	—	49
Interest expense, net	(108)	—	—	—	(108)
Other income (expense), net	(34)	—	25	—	(9)
Income from equity investments	143	51	92	(142)	144
Intercompany income (expense)	(14)	1	13	—	—
Provision for (benefit from) income taxes	(50)	27	49	—	26

Net income	$50	$52	$90	$(142)	$50

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

STATEMENT OF INCOME

For the Nine Months Ended September 30, 2005

Millions of dollars	LCC	Guarantors	Equistar	Non- Guarantors	Eliminations	Consolidated
Sales and other operating revenues	$2,990	$1,394	$8,428	$2,436	$(1,625)	$13,623
Cost of sales	2,586	1,186	7,640	2,229	(1,625)	12,016
Charges related to TDI plant	195	—	—	—	—	195
Selling, general and administrative expenses	117	22	146	129	—	414
Research and development expenses	25	—	25	18	—	68

Operating income	67	186	617	60	—	930
Interest income (expense), net	(272)	1	(164)	(27)	—	(462)
Other income (expense), net	(155)	7	(6)	95	—	(59)
Income (loss) from equity investments	817	207	—	(66)	(817)	141
Intercompany income (expense)	(59)	21	—	38	—	—
Provision for income taxes	8	122	1	29	—	160

Net income	$390	$300	$446	$71	$(817)	$390

STATEMENT OF INCOME

For the Nine Months Ended September 30, 2004

Millions of dollars	LCC	Guarantors	Non- Guarantors	Eliminations	Consolidated
Sales and other operating revenues	$2,117	$1,093	$801	$(438)	$3,573
Cost of sales	1,940	1,012	794	(438)	3,308
Selling, general and administrative expenses	105	18	26	—	149
Research and development expenses	25	(1)	—	—	24

Operating income (loss)	47	64	(19)	—	92
Interest income (expense), net	(328)	—	3	—	(325)
Other income (expense), net	(65)	(3)	55	—	(13)
Income from equity investments	298	134	170	(298)	304
Intercompany income (expense)	(54)	14	40	—	—
Provision for (benefit from) income taxes	(140)	73	87	—	20

Net income	$38	$136	$162	$(298)	$38

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2005

Millions of dollars	LCC	Guarantors	Equistar	Non- Guarantors	Eliminations	Consolidated
Net income	$390	$300	$446	$71	$(817)	$390
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	51	54	238	202	—	545
Charges related to TDI plant	195	—	—	—	—	195
Income from equity investments	(817)	(207)	—	66	817	(141)
Distributions of earnings from affiliates	515	—	—	140	(515)	140
Deferred income taxes	44	122	—	(54)	—	112
Debt prepayment charges and premiums	28	—	—	—	—	28
Intercompany (receivables) payables, net	237	(188)	—	(89)	40	—
Net changes in working capital and other	94	(86)	(22)	(124)	(40)	(178)

Net cash provided by (used in) operating activities	737	(5)	662	212	(515)	1,091

Expenditures for property, plant and equipment	(32)	(5)	(103)	(38)	—	(178)
Distributions from affiliates in excess of earnings	123	—	—	—	—	123
Contributions and advances to affiliates	(90)	(8)	—	—	8	(90)
Other	—	—	3	—	—	3

Net cash used in investing activities	1	(13)	(100)	(38)	8	(142)

Repayment of long-term debt	(722)	—	(1)	(349)	—	(1,072)
Issuance of long-term debt	—	—	—	99	—	99
Dividends paid	(167)	—	—	—	—	(167)
Proceeds from stock option exercises	46	—	—	—	—	46
Distributions to owners	—	—	(475)	(40)	515	—
Contributions from owners	—	8	—	—	(8)	—
Other	(3)	—	7	—	—	4

Net cash provided by (used in) financing activities	(846)	8	(469)	(290)	507	(1,090)

Effect of exchange rate changes on cash	—	3	—	(14)	—	(11)

Increase (decrease) in cash and cash equivalents	$(108)	$(7)	$93	$(130)	$—	$(152)

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2004

Millions of dollars	LCC	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income	$38	$136	$162	$(298)	$38
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54	52	80	—	186
Income from equity investments	(298)	(134)	(170)	298	(304)
Distributions of earnings from affiliates	319	—	—	(38)	281
Deferred income taxes	(140)	73	83	—	16
Intercompany (receivables) payables, net	196	(110)	(119)	33	—
Debt prepayment premiums and charges	6	—	—	—	6
Net changes in working capital and other	61	(5)	(23)	—	33

Net cash provided by operating activities	236	12	13	(5)	256

Expenditures for property, plant and equipment	(38)	(2)	(3)	—	(43)
Distributions from affiliates in excess of earnings	105	—	—	—	105
Contributions and advances to affiliates	(32)	—	—	—	(32)

Net cash provided by (used in) investing activities	35	(2)	(3)	—	30

Repayment of long-term debt	(105)	—	—	—	(105)
Dividends paid	(95)	—	—	—	(95)
Distributions to owners	—	(5)	(38)	43	—
Proceeds from stock option exercises	9	—	—	—	9
Other	(1)	—	—	—	(1)

Net cash used in financing activities	(192)	(5)	(38)	43	(192)

Effect of exchange rate changes on cash	—	(2)	1	—	(1)

Increase in cash and cash equivalents	$79	$3	$(27)	$38	$93

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the information contained in the Consolidated Financial Statements of Lyondell Chemical Company (“LCC”), together with its consolidated subsidiaries (collectively, “Lyondell” or “the Company”), and the notes thereto.

In addition to comparisons of current operating results with the same period in the prior year, Lyondell has included, as additional disclosure, certain “trailing quarter” comparisons of third quarter 2005 operating results to second quarter 2005 operating results. Lyondell’s and its joint ventures’ businesses are highly cyclical, in addition to experiencing some less significant seasonal effects. Trailing quarter comparisons may offer important insight into the current business direction of Lyondell and its joint ventures.

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

The chemical industry experienced improved profitability in the first nine months of 2005 compared to the same period in 2004. However, a rapid escalation in crude oil and natural gas prices in the third quarter 2005 resulted in significantly higher raw material and energy costs, putting pressure on product margins. Tight gasoline markets in the third quarter and first nine months of 2005 resulted in higher sales prices and margins for fuel-related products, including methyl tertiary butyl ether (“MTBE”), compared to the already high levels experienced during the same 2004 periods. The titanium dioxide (“TiO2”) market experienced significantly weaker demand in the third quarter and first nine months of 2005, compared to the same periods in 2004.

The U.S. Gulf Coast hurricanes, Katrina and Rita, negatively affected crude oil and natural gas supplies, as well as supplies of other raw materials, contributing to the increases in raw material prices during the third quarter 2005. In addition, hurricane-related disruption of rail and pipeline traffic in the Gulf Coast area negatively affected shipments of raw materials and product. Supply/demand balances and prices were affected beginning in September 2005 as most Gulf Coast refiners and producers of ethylene and TiO2 suspended operations in preparation for the hurricanes, with some sustaining major damage as a result of the hurricanes. Lyondell’s Gulf Coast plants experienced only minor hurricane damage; however, Lyondell suspended plant operations in preparation for Hurricane Rita, resulting in lost production and higher costs during the third quarter 2005. These higher costs included $30 million of charges related to participation in an industry insurance consortium. LCR also experienced problems in restarting after suspending operations.

Third quarter 2005 earnings reflect pretax charges of $195 million to reduce the carrying value of Lyondell’s Lake Charles, Louisiana, toluene diisocyanate (“TDI”) plant and related assets. These charges, as well as a decision to permanently cease TDI production at the plant, reflected the facility’s poor financial results and Lyondell’s projections of future plant capital requirements, high energy and raw material costs and low industry capacity utilization rates, which make it commercially impracticable to continue production of TDI at the plant. Hurricane Rita contributed to the decision, as it damaged the plant and contributed to increased energy costs.

In the EC&D segment, third quarter 2005 results reflected the negative effects of hurricane-related costs and lower sales volumes compared to the third quarter 2004. For the first nine months of 2005, EC&D average product margins were higher compared to the same period in 2004, principally on the strength of product margins in the first quarter 2005.

In the PO&RP segment, tight gasoline and MTBE supplies in the third quarter and first nine months of 2005 resulted in significantly higher MTBE margins compared to the same periods in 2004. In addition, higher average sales prices for propylene oxide (“PO”) and derivatives resulted in higher product margins in the third quarter and first nine months of 2005 compared to the same periods in 2004.

Operating results for the inorganic chemicals segment in the third quarter 2005 were negatively affected by weaker demand for TiO2 and inventory reduction efforts, including reduced plant operating rates, which resulted in lower profitability compared to the third quarter 2004. Operating results for the first nine months of 2005, compared to the same periods in 2004, reflected higher sales prices, which were partly offset by the effects of higher costs and lower sales volumes.

In the third quarter 2005, LCR’s refining operations were negatively affected by lost production and costs related to suspending operations in preparation for Hurricane Rita as well as subsequent problems in restarting. In the second quarter 2005, LCR’s refining operations were negatively affected by planned and unplanned outages. In addition, higher natural gas prices in the 2005 periods negatively affected product margins. The resulting decrease in crude processing rates and product margins resulted in lower profitability in the third quarter and first nine months of 2005 compared to the same periods in 2004.

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

	Average Benchmark Price
	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Crude oil – dollars per barrel	63.07	43.87	55.25	39.12
Natural gas – dollars per million BTUs	8.00	5.68	6.85	5.62
Weighted average cost of ethylene production – cents per pound	33.46	24.58	27.49	22.50
Ethylene – cents per pound	41.17	32.83	40.33	31.94
Propylene – cents per pound	35.50	30.83	38.39	29.67

Raw material and energy costs in the third quarter and first nine months of 2005 were higher compared to the same periods in 2004 with significant escalation of crude oil and natural gas prices occurring in the third quarter 2005.

RESULTS OF OPERATIONS

Lyondell’s wholly owned operations prior to the acquisition of Millennium comprised the PO&RP segment. As a result of the acquisition of Millennium on November 30, 2004, Lyondell’s operating results for the third quarter and first nine months of 2005 include the operations of Equistar and Millennium as wholly owned subsidiaries. Prior to the acquisition of Millennium, Lyondell’s activities in the EC&D segment were conducted through its investment in Equistar, accounted for using the equity method. Lyondell’s activities in the refining business segment are conducted through its interest in LCR, which is accounted for using the equity method.

Revenues—Lyondell’s revenues were $4,795 million in the third quarter 2005 compared to $1,307 million in the third quarter 2004, while revenues of $13,623 million in the first nine months of 2005 compared to $3,573 million in the first nine months of 2004. Lyondell’s third quarter and first nine months of 2005 revenues included $2,947 million and $8,684 million, respectively, of revenues of Equistar and Millennium. The remaining increases in revenues were primarily due to higher average product sales prices for products in the PO&RP segment in the third quarter and first nine months of 2005 compared to the same periods in 2004.

Cost of Sales—Lyondell’s cost of sales of $4,353 million in the third quarter 2005 compared to $1,195 million in the third quarter 2004, and $12,016 million for the nine-month period ended September 30, 2005 compared to $3,308 million for the nine-month period ended September 30, 2004. Lyondell’s cost of sales for the third quarter and first nine months of 2005 included $2,845 million and $7,762 million, respectively, of cost of sales of Equistar and Millennium. The remaining increase in the cost of sales was primarily a result of higher average prices of raw materials and insurance-related charges of $30 million and $42 million, respectively, in the third quarter and first nine months of 2005.

SG&A Expenses—Selling, general and administrative (“SG&A”) expenses were $152 million in the third quarter 2005 compared to $55 million in the third quarter 2004, and $414 million for the nine month period ended September 30, 2005 compared to $149 million for the nine-month period ended September 30, 2004. Lyondell’s third quarter and first nine months of 2005 SG&A expenses included $85 million and $249 million, respectively, of SG&A expenses of Equistar and Millennium.

Charges Related to TDI Plant—Charges of $195 million in the third quarter and first nine months of 2005 reflected a reduction in the carrying value of Lyondell’s Lake Charles, Louisiana, TDI plant.

Operating Income—Lyondell had operating income of $72 million in the third quarter 2005 compared to $49 million in the third quarter 2004, and operating income of $930 million in the first nine months of 2005 compared to $92 million in the first nine months of 2004. Lyondell’s third quarter and first nine months of 2005 operating income included $2 million and $630 million, respectively, of operating income of Equistar and Millennium. The remaining increase was attributable to Lyondell’s PO&RP segment operating results, which are reviewed further in the segment discussion below.

Interest Expense—Interest expense was $163 million in the third quarter 2005 compared to $111 million in the third quarter 2004, and $497 million for the nine months ended September 30, 2005 compared to $333 million for the nine-months ended September 30, 2004. Lyondell’s third quarter and first nine months of 2005 interest expense included $76 million and $219 million, respectively, of interest expense of Millennium and Equistar. This increase was partly offset by a reduction in interest expense for the third quarter and first nine months of 2005 resulting from the prepayment of $1 billion principal amount of LCC’s 9.875% Senior Secured Notes, Series B, including $300 million in the latter part of 2004, $200 million in January 2005, $300 million in May 2005 and $200 million in August 2005.

Other Expense, Net—Lyondell had other expense, net, of $22 million in the third quarter 2005 compared to $9 million in the third quarter 2004, and other expense, net of $59 million for the first nine months of 2005 compared to $13 million for the first nine months of 2004. The third quarter and first nine months of 2005 included higher foreign exchange losses of $9 million and $8 million, respectively. The first nine months of 2005 included higher charges related to prepayments of LCC’s 9.875% Senior Secured Notes, Series B and write-offs of unamortized debt issuance costs of $28 million.

Income from Equity Investment in Equistar—Effective December 1, 2004, Equistar became a wholly owned subsidiary of Lyondell and is included in Lyondell’s consolidated operating results prospectively from that date. In the third quarter and nine months ended September 30, 2004, Lyondell’s 70.5% equity investment in Equistar resulted in income of $54 million and $93 million, respectively. Equistar’s operating results are reviewed further in the discussion of the EC&D segment below.

Income from Equity Investment in LCR—Lyondell’s income from its equity investment in LCR was $53 million in the third quarter 2005 compared to $89 million in the third quarter 2004, and $139 million in the first nine months of 2005 compared to $208 million in the first nine months of 2004. LCR’s operating results are reviewed in the discussion of the refining segment below.

Income Tax—The estimated annual effective income tax rate for 2005 was reduced in the third quarter 2005, resulting in a year-to-date effective income tax rate of 29% compared to the 36% used previously due primarily to the finalization of income tax liabilities relating to prior years, partially offset by higher non-U.S. earnings that are effectively taxed at higher rates. As a result, the provision for income taxes for the third quarter 2005 was reduced by $38 million. The reduction in the rate that resulted from finalization of certain prior years’ taxes would not be expected to recur in subsequent years, and the impact of future non-U.S. taxable earnings on the tax rate will depend on the amount and timing of such earnings. The estimated annual effective tax rate for the first nine months of 2004 was 35%.

Net Income—Lyondell’s net income was $10 million in the third quarter 2005 compared to net income of $50 million in the third quarter 2004, and $390 million for the nine months ended September 30, 2005 compared to $38 million in the corresponding period in 2004. The following table summarizes the major components contributing to the results of operations.

	For the three months ended September 30,		For the nine months ended September 30,
Millions of dollars	2005	2004	2005	2004
Operating income (loss) of:
EC&D segment	$22	$—	$618	$—
PO&RP segment	70	49	300	92
Inorganic chemicals	(16)	—	21	—
Other	(4)	—	(9)	—

Operating income	72	49	930	92
Income from equity investment in Equistar	—	54	—	93
Income from equity investment in LCR	53	89	139	208
Income from other equity investments	2	1	2	3
Interest expense	(163)	(111)	(497)	(333)
Interest income	14	3	35	8
Other expense, net	(22)	(9)	(59)	(13)
Provision for (benefit from) income taxes	(54)	26	160	20

Net income	$10	$50	$390	$38

The third quarter and first nine months of 2005 included the consolidated results of Millennium and Equistar, while the third quarter and first nine months of 2004 included income from Lyondell’s 70.5% equity investment in Equistar. The decrease in the third quarter 2005 compared to the third quarter 2004 primarily reflected the TDI plant charges, the negative effects of higher crude oil and natural gas prices on raw material costs and product margins and hurricane-related effects on costs and production, which were partly offset by higher MTBE margins.

The improvement in the first nine months of 2005 compared to the same period in 2004 was primarily due to higher MTBE margins in the PO&RP segment and higher EC&D product margins, primarily in the first quarter 2005, which were partly offset by the TDI plant charges, third quarter 2005 hurricane-related effects and lower second quarter 2005 operating results at LCR due to planned and unplanned outages. The operating results of the segments are reviewed in the Segment Analysis below.

Third Quarter 2005 versus Second Quarter 2005

Lyondell’s third quarter 2005 net income of $10 million compares to net income of $126 million in the second quarter 2005. The decrease primarily reflected pretax charges of $195 million in the PO&RP segment to reduce the carrying value of Lyondell’s Lake Charles, Louisiana, TDI plant and lower operating results in the EC&D segment, due to lower product margins. Third quarter 2005 results were also negatively impacted by lost production and higher costs as a result of hurricane preparation and subsequent restarts. These were partly offset by higher product margins for MTBE and improved operating results for the refining segment attributable to higher crude processing rates.

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

Ethylene, Co-products and Derivatives Segment

Overview—In its EC&D segment, Lyondell manufactures and markets ethylene and its co-products, primarily ethylene, propylene, butadiene and aromatics, which include benzene and toluene. Lyondell also manufactures and markets derivatives, primarily polyethylene, including high density polyethylene (“HDPE”), low density polyethylene (“LDPE”) and linear-low density polyethylene (“LLDPE”), ethylene glycol, ethylene oxide and its derivatives, and ethanol and vinyl acetate monomer (“VAM”). In the EC&D segment, Lyondell also manufactures fuels, such as MTBE and alkylate, as well as acetic acid, methanol and polypropylene.

Operations of the Millennium acetyls business are included in the EC&D segment prospectively from December 1, 2004. In the third quarter 2005, the acetyls business had revenues of $119 million and an operating loss of $2 million. Acetyls revenues and operating income for the first nine months of 2005 were $381 million and $36 million, respectively.

The following is a review of Equistar’s operating results on a stand-alone basis comparing the third quarter and first nine months of 2005 with the same periods in 2004. Consequently, it excludes the acetyls business and any effect of Lyondell’s accounting for its acquisition of Millennium and its resultant acquisition of Equistar. See Note 5 to the Consolidated Financial Statements for further discussion of Lyondell’s acquisition of Millennium.

Equistar’s overall product margins in the third quarter 2005 were comparable to the third quarter 2004 as higher sales prices offset higher raw material and energy costs. Third quarter 2005 operating results were negatively affected by lost production and higher costs related to the Gulf Coast hurricanes. For the first nine months of 2005, Equistar’s average product margins were higher compared to the same period in 2004, principally on the strength of product margins in the first quarter 2005. U.S. ethylene industry demand decreased an estimated 9% in the third quarter and 3% in the first nine months of 2005 compared to the same periods in 2004.

The following table sets forth Equistar’s sales and other operating revenues, operating income and selected product sales volumes.

	For the three months ended September 30,		For the nine months ended September 30,
In millions	2005	2004	2005	2004
Sales and other operating revenues	$2,867	$2,439	$8,428	$6,500
Operating income	31	129	617	289

Volumes, in millions
Ethylene and derivatives (pounds)	2,665	2,836	8,030	8,315
Polyethylene volumes included above (pounds)	1,409	1,467	4,087	4,243
Co-products, non-aromatic (pounds)	1,899	2,038	5,795	5,914
Aromatics (gallons)	100	99	309	272

Revenues—Equistar’s revenues of $2,867 million in the third quarter 2005 increased 18% compared to revenues of $2,439 million in the third quarter 2004, while revenues of $8,428 million in the first nine months of 2005 increased 30% compared to revenues of $6,500 million in the first nine months of 2004. The increases in the 2005 periods reflected higher average sales prices, particularly for fuel-related products in the third quarter 2005, partially offset by lower sales volumes. As noted in the table below, benchmark sales prices for ethylene and HDPE averaged significantly higher in the third quarter 2005 and first nine months of 2005 compared to the same periods in 2004, while benzene averaged significantly higher in the first nine months of 2005 compared to the corresponding period in 2004.

	Average Benchmark Price
	For the three months ended September 30,			For the nine months ended September 30,
	2005	2004	Percent Change	2005	2004	Percent Change
Ethylene – cents per pound	41.17	32.83	25%	40.33	31.94	26%
Benzene – cents per gallon	282.50	362.33	(22)%	301.72	264.39	14%
HDPE – cents per pound	68.50	60.17	14%	69.17	55.94	24%

Ethylene and derivative sales volumes were 6% lower in the third quarter 2005 compared to the third quarter 2004 and 3% lower in the first nine months of 2005 compared to the first nine months of 2004. Sales volumes were affected by hurricane-related disruptions in the third quarter 2005 and lower ethylene demand, especially in the third quarter 2005 compared to the third quarter 2004.

Operating Income—Equistar had operating income of $31 million in the third quarter 2005 compared to $129 million in the third quarter 2004. The decrease was primarily due to lost production and higher costs related to the U.S. Gulf Coast hurricanes. Hurricane-related costs included $15 million of insurance-related charges. Product margins in the third quarter 2005 were comparable to the third quarter 2004 as higher average sales prices offset raw material and energy cost increases. Operating income was $617 million in the first nine months of 2005 compared to $289 million in the first nine months of 2004. The $328 million improvement was primarily the result of higher average product margins, principally in the first quarter 2005.

Third Quarter 2005 versus Second Quarter 2005

The operations of Millennium and Equistar are included in Lyondell’s consolidated operating results from December 1, 2004. Lyondell’s EC&D segment includes, from December 1, 2004, the businesses of Equistar and the acetyls business of Millennium. The following is a comparison of Lyondell’s EC&D segment for the third quarter 2005 compared to the second quarter 2005.

EC&D third quarter 2005 operating income of $22 million compares to operating income of $201 million in the second quarter 2005. The $179 million decrease in profitability was the result of lower product margins due to higher heavy liquids and NGL raw material costs attributable to higher crude oil and natural gas prices, partially offset by higher average sales prices, particularly for fuel-related co-products, in the third quarter 2005 compared to the second quarter 2005. Benchmark natural gas prices averaged 22% higher in the third quarter 2005 than in the second quarter 2005, while benchmark crude oil prices averaged 19% higher. Third quarter 2005 sales volumes for ethylene and derivatives were comparable to the second quarter 2005. Acetyls third quarter 2005 operating results decreased $22 million compared to the second quarter 2005, primarily due to lower product margins, which reflected higher raw material costs and lower average sales prices compared to the second quarter 2005.

Propylene Oxide and Related Products Segment

Overview—The PO&RP segment produces and markets PO; PO derivatives, such as propylene glycol (“PG”), propylene glycol ethers (“PGE”), and butanediol (“BDO”); TDI; styrene, or SM, and MTBE, the principal derivative of tertiary butyl alcohol (“TBA”). SM and TBA are co-products of Lyondell’s two major PO production processes, referred to as PO/SM and PO/TBA.

Tight gasoline and MTBE supplies in the third quarter and first nine months of 2005 resulted in significantly higher MTBE margins compared to the same periods in 2004. Also in the third quarter and first nine months of 2005, higher average sales prices for PO and derivatives more than offset the effect of higher average prices of propylene, a key PO raw material, resulting in higher product margins compared to the same periods in 2004. In the U.S., the benchmark cost of propylene averaged 15% and 29% higher in the third quarter and first nine months of 2005, respectively, than in the same periods of 2004. Styrene results in the third quarter 2005 decreased due to lower margins compared to the third quarter 2004, but styrene profitability improved in the first nine months of 2005, benefiting from higher sales volumes, compared to the same period in 2004.

TDI margins decreased in the third quarter and first nine months of 2005 compared to the same periods in 2004 reflecting ongoing weak market conditions and the escalation of raw material costs in the third quarter 2005. As noted above, Lyondell announced that it will permanently shut down its 300-million-pound per year Lake Charles, Louisiana TDI plant.

The following table sets forth the PO&RP segment’s sales and other operating revenues, operating income, product sales volumes and average benchmark market prices for propylene.

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Millions of dollars
Sales and other operating revenues	$1,848	$1,307	$4,939	$3,573
Operating income	70	49	300	92

Volumes, in millions
PO and derivatives (pounds)	790	794	2,405	2,445
Co-products:
SM (pounds)	953	962	2,980	2,723
MTBE and other TBA derivatives (gallons)	298	269	878	825

Average Benchmark Price
Propylene:
United States – cents per pound	35.50	30.83	38.39	29.67
Europe – euros per metric ton	640	585	677	528

Revenues—Revenues of $1,848 million in the third quarter 2005 increased 41% compared to revenues of $1,307 million in the third quarter 2004, while revenues of $4,939 million in the first nine months of 2005 increased 38% compared to revenues of $3,573 million in the first nine months of 2004. The increases in revenues were primarily due to higher average sales prices, as well as higher sales volumes. Sales volumes for MTBE and other TBA derivatives increased 11% and 6%, respectively, in the third quarter and first nine months of 2005 compared to the same periods in 2004. Sales volumes for PO and derivatives in the third quarter and first nine months of 2005 were comparable to the corresponding periods in 2004. Sales volumes for styrene increased 9% in the first nine months of 2005 compared to the first nine months in 2004, and in the third quarter 2005 were comparable to the third quarter 2004.

Operating Income—The PO&RP segment had operating income of $70 million in the third quarter 2005 compared to $49 million in the third quarter 2004, and operating income of $300 million in the first nine months of 2005 compared to $92 million in the first nine months of 2004. The increases were primarily due to higher product margins for MTBE and for PO and derivatives in the third quarter and first nine months of 2005 compared to the same periods in 2004. MTBE contributed approximately $210 million and $290 million to the improvement in operating income in the third quarter and first nine months of 2005, respectively. The third quarter and first nine months of 2005 included charges of $195 million to reduce the carrying value of Lyondell’s Lake Charles, Louisiana, TDI plant.

Third Quarter 2005 versus Second Quarter 2005

The PO&RP segment had operating income of $70 million in the third quarter 2005 compared to $134 million in the second quarter 2005. The $64 million decrease was primarily due to charges of $195 million to reduce the carrying value of Lyondell’s Lake Charles, Louisiana, TDI plant and lower product margins for PO and derivatives, styrene and TDI, all of which were partially offset by significantly higher MTBE margins. MTBE’s contribution to operating results increased approximately $160 million in the third quarter 2005 compared to the second quarter 2005.

Inorganic Chemicals Segment

Lyondell’s inorganic chemicals segment comprises the TiO2 and related products business of Millennium, which became a wholly owned subsidiary of Lyondell on November 30, 2004. This segment’s operating results are included in Lyondell’s Consolidated Statement of Income prospectively from December 1, 2004. The inorganic chemicals segment had revenues of $345 million and an operating loss of $16 million in the third quarter 2005, and revenues of $1,005 million and operating income of $21 million in the first nine months of 2005.

Operating results for the inorganic chemicals segment in the third quarter 2005 were negatively affected by weaker than anticipated demand for TiO2 and Lyondell’s inventory reduction efforts, including reduced plant operating rates. This resulted in lower profitability compared to the third quarter 2004, when the business was not a part of Lyondell. Although Lyondell’s September sales and production volumes were positively affected by the hurricane-related supply disruptions at other TiO2 producers’ facilities during part of the quarter, overall third quarter 2005 sales volumes were 6% lower compared to the same period in 2004, when the industry experienced stronger demand. As a result of Lyondell’s inventory reduction efforts, inventory levels were reduced 22% during the third quarter 2005. Operating results for the first nine months of 2005, compared to the same period in 2004, reflected higher average sales prices, which were partly offset by the effects of higher costs and lower sales volumes. Compared to the first nine months of 2004, sales prices averaged 12% higher, resulting in higher product margins and profitability in the first nine months of 2005. Sales volumes were 13% lower in the first nine months of 2005, reflecting weaker demand and Millennium’s 2004 efforts to reduce inventory levels through a strong volume push.

Third Quarter 2005 versus Second Quarter 2005

The inorganic chemicals segment had an operating loss of $16 million in the third quarter 2005 compared to operating income of $16 million in the second quarter 2005. The decrease in profitability was the result of lower product margins due to the effects of higher costs, including the effects of reduced plant operating rates related to inventory reduction, and lower average sales prices, partially offset by a 5% increase in sales volumes.

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

Total crude oil processing rates were 245,000 barrels per day in the third quarter 2005 compared to 272,000 barrels per day in the third quarter 2004, and 233,000 barrels per day in the first nine months of 2005 compared to 267,000 barrels per day in the same period in 2004. The lower crude oil processing rates in the 2005 periods reflected the effects of lost production in the third quarter 2005 due to suspending operations in preparation for Hurricane Rita as well as mechanical difficulties in starting up after the hurricane, and, in the second quarter 2005, planned and unplanned outages.

In the third quarter and first nine months of 2005, the effects of escalating natural gas prices, led to lower CSA crude oil margins compared to the same periods in 2004. Also, aromatics margins in the third quarter and first nine months of 2005 were lower compared to the same 2004 periods. These negative effects were partly offset by benefits from significantly higher spot crude oil margins compared to the third quarter and first nine months of 2004, which reflected stronger diesel and gasoline markets in the 2005 periods compared to the same periods in 2004.

The following table sets forth LCR’s sales and other operating revenues, net income, sales volumes for refined products and crude processing rates for the periods indicated.

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Millions of dollars
Sales and other operating revenues	$2,202	$1,546	$5,301	$4,039
Net income	91	147	229	341

Thousands of barrels per day
Refined products sales volumes:
Gasoline	125	117	117	118
Diesel and heating oil	85	99	86	96
Jet fuel	16	20	15	17
Aromatics	7	9	8	9
Other refined products	92	99	83	92

Total refined products sales volumes	325	344	309	332

Crude processing rates:
Crude Supply Agreement	212	243	199	238
Other crude oil	33	29	34	29

Total crude processing rates	245	272	233	267

Revenues—Revenues of $2,202 million in the third quarter 2005 increased 42% compared to revenues of $1,546 million in the third quarter 2004, while revenues of $5,301 million in the first nine months of 2005 increased 31% compared to revenues of $4,039 million in the first nine months of 2004. The increases in revenue were due to higher average refined product sales prices, driven largely by the stronger diesel and gasoline markets and higher crude oil prices, partly offset by lower sales volumes, which decreased 6% and 7%, respectively, in the third quarter and first nine months of 2005 compared to the corresponding periods in 2004. The lower sales volumes reflected the lower crude processing rates, which decreased 10% and 13%, respectively, in the third quarter and first nine months of 2005, compared to the same periods in the prior year, as a result of Hurricane Rita in the third quarter 2005, and planned and unplanned outages during the second quarter 2005.

Net Income—LCR had net income of $91 million in the third quarter 2005 compared to $147 million in the third quarter 2004, and $229 million in the first nine months of 2005 compared to $341 million in the first nine months of 2004. The decreases in net income were primarily due to negative effects of lower crude processing rates and lower CSA crude oil and aromatics margins, which were only partly offset by higher spot crude oil margins in the third quarter and first nine months of 2005 compared to the same periods in 2004.

Third Quarter 2005 versus Second Quarter 2005

LCR’s net income was $91 million in the third quarter 2005 compared to $28 million in the second quarter 2005. The increase was primarily due to higher crude processing rates, partly offset by the effects of higher natural gas prices and lower aromatics margins in the third quarter 2005 compared to the second quarter 2005. Operating rates of 245,000 barrels per day in the third quarter 2005 were negatively affected by Hurricane Rita, but were higher than second quarter 2005 crude processing rates of 193,000 barrels per day, which reflected the effects of planned and unplanned outages.

FINANCIAL CONDITION

The following operating, investing and financing activities for the first nine months of 2005 reflect consolidation of the operations of Millennium and Equistar, prospectively from December 1, 2004.

Operating Activities—Operating activities provided cash of $1,091 million in the first nine months of 2005 compared to $256 million in the first nine months of 2004. Cash flows provided by operating activities in the first nine months of 2005 included $662 million and $116 million, respectively, provided by the operations of Equistar and Millennium.

During the first nine months of 2005, Lyondell’s cash flows provided by operations were reduced by a net increase in the main components of working capital – accounts receivable, inventory and accounts payable, which used cash of $177 million. Other changes in assets and liabilities, which used cash of $51 million, reflected the annual payments of incentive compensation and property taxes.

The net increase in the main components of working capital of $177 million in the first nine months of 2005 was due to higher accounts receivable and inventory balances partly offset by higher accounts payable balances. The $358 million increase in the accounts receivable balance primarily reflected higher average sales prices and a reduction of $200 million in the utilization of the Equistar accounts receivable sales facility. The $323 million increase in accounts payable reflected the effect of higher raw material purchase prices. Inventories increased $142 million as lower production rates due to Hurricane Rita resulted in higher raw material inventory levels.

In consideration of discounts offered to certain customers for early payment for product, some receivable amounts were collected in September 2005 that otherwise would have been expected to be collected in October 2005. This included collections of $55 million in September 2005, related to Equistar receivables, from Occidental Chemical Corporation, a subsidiary of Occidental Petroleum Corporation (together with its subsidiaries and affiliates, collectively “Occidental”).

Investing Activities—Investing activities used cash of $142 million in the first nine months of 2005 and provided cash of $30 million in the first nine months of 2004. The change was primarily due to higher cash contributions to LCR for capital and the effect of including Equistar’s and Millennium’s capital expenditures in the first nine months of 2005.

The following table summarizes the capital expenditures of Lyondell and its principal joint ventures as well as their 2005 budgeted capital spending. Equistar’s and Millennium’s capital expenditures are included in Lyondell’s 2005 and 2004 capital expenditures prospectively from December 1, 2004 and are included in Lyondell’s 2005 capital budget.

	Annual Budget 2005	For the nine months ended September 30,
Millions of dollars		2005	2004
Capital expenditures – 100% basis:
Lyondell	$313	$178	$43
Equistar– through November 30, 2004	—	—	69
LCR	187	121	42

Capital expenditures – Lyondell proportionate share:
Lyondell – 100%	$313	$178	$43
Equistar – 70.5% through November 30, 2004	—	—	49
LCR – 58.75%	110	71	25

Total capital expenditures	423	249	117
Contributions to U.S. PO Joint Venture	14	9	3
Contributions to European PO Joint Venture	5	8	1

Total capital expenditures and contributions to PO joint ventures	$442	$266	$121

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

The following table summarizes Lyondell’s cash distributions from and cash contributions to joint venture affiliates:

	For the nine months ended September 30,
Millions of dollars	2005	2004
Cash distributions from joint venture affiliates:
LCR	$260	$308
Equistar	—	71
Other	3	7

Total distributions	263	386
Less: Earnings of affiliates	140	281

Total distributions from affiliates in excess of earnings	$123	$105

Cash contributions to joint venture affiliates:
LCR	$73	$28
U.S. PO Joint Venture	9	3
European PO Joint Venture	8	1

Total contributions to affiliates	$90	$32

Equistar distributed $475 million to its owners in the first nine months of 2005, compared to $100 million in the first nine months of 2004. Lyondell’s 70.5% share of the 2004 distribution was approximately $71 million.

Financing Activities—Financing activities used cash of $1,090 million in the first nine months of 2005 and $192 million in the first nine months of 2004.

In August 2005, Millennium amended and restated the $150 million credit facility with new credit facilities that consist of a $125 million U.S. secured revolving credit facility, a $25 million Australian secured revolving credit facility, and a $100 million Australian term loan, all of which mature in August 2010. See the “Millennium Debt” section of “Liquidity and Capital Resources” for a description of the new credit facilities. The U.S. revolving credit facility and the Australian revolving credit facility will be used for liquidity and general corporate purposes. The Australian term loan facilitated the repatriation of approximately $259 million of non-U.S. earnings during the first nine months of 2005. The repatriated funds were used to reduce Millennium indebtedness as discussed below.

In the first nine months of 2005, LCC prepaid the remaining $700 million of the 9.875% Senior Secured Notes, Series B, and paid $28 million in prepayment premiums. In September 2005, Millennium completed a cash tender offer for its 7% Senior Notes due 2006 and purchased $281 million principal amount of the notes at 102.622 percent of par. Also, during the first nine months of 2005, Millennium purchased $52 million of the 7% Senior Notes due 2006, and $2 million of the 9.25% Senior Notes due 2008. See the “Millennium Debt” section of “Liquidity and Capital Resources” regarding the May 2005 Millennium credit facility amendment, which permitted the purchases. Lyondell and Millennium intend to continue to reduce indebtedness as market conditions permit.

Cash dividends of $0.225 per share of common stock were paid in each of the first three quarters of 2005 and 2004, totaling $167 million and $95 million, respectively. Through December 31, 2004, Lyondell had two series of common stock outstanding, common stock and Series B common stock. Lyondell paid a regular quarterly dividend of $0.225 per share of common stock in each of the first three quarters of 2004, and elected to pay the regular quarterly dividend on each share of outstanding Series B common stock in kind in the form of shares of Series B common stock. In December 2004, Lyondell elected to convert the 38.6 million outstanding shares of Series B common stock, owned by Occidental Chemical Holding Corporation, into common stock.

In the first nine months of 2005, proceeds from the exercise of stock options totaled $46 million compared to $9 million in the first nine months of 2004.

Liquidity and Capital Resources—Lyondell’s balance sheet remains highly leveraged. As of September 30, 2005, total debt, including current maturities, and which included debt of Equistar and Millennium, was $6.9 billion, or approximately 70% of total capitalization. In addition, as of September 30, 2005 Lyondell’s LCR joint venture had approximately $480 million of debt to parties other than Lyondell (see “Joint Venture Debt” below). Current maturities of long-term debt at September 30, 2005 included $100 million of LCC’s 9.375% Debentures due 2005, $150 million of Equistar’s 6.5% Notes due 2006 and other debt of $6 million.

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

LCC has not guaranteed Equistar’s, Millennium’s or LCR’s credit facilities or debt obligations, except for $300 million of Equistar debt, consisting of the 6.5% Notes due 2006 and the 7.55% Debentures due 2026. LCC’s credit facility generally limits investments by LCC in Equistar, Millennium and other specified investees unless certain conditions are satisfied. In addition, Millennium’s debt covenants may restrict its ability to make distributions to LCC. Equistar’s ability to make distributions to LCC and Millennium may be affected by an additional interest requirement in certain of Equistar’s indentures. The level of debt and the limitations imposed on LCC, Equistar and Millennium by their respective current or future debt agreements, including the restrictions on their ability to transfer cash among the entities as further discussed below, could have significant consequences on Lyondell’s business and future prospects.

At September 30, 2005, Lyondell had cash on hand of $652 million, which included $178 million of cash held by Millennium that is not currently available for dividends to LCC and $132 million of cash held by Equistar. Lyondell’s total unused availability under various liquidity facilities of $1,258 million as of September 30, 2005 included the following:

•	$401 million under LCC’s amended and restated $475 million senior secured revolving credit facility, which matures in December 2009. Availability under the revolving credit facility is reduced to the extent of outstanding letters of credit provided under the credit facility, which totaled $74 million as of September 30, 2005. There was no outstanding borrowing under the revolving credit facility at September 30, 2005.

•	$125 million under LCC’s $150 million, four-year, accounts receivable sales facility. The agreement permits the sale of up to $125 million of total interest in domestic accounts receivable, which amount would decline by $25 million if LCC’s credit facility were fully drawn. There was no outstanding amount of accounts receivable sold under the accounts receivable sales facility at September 30, 2005. In November 2005, Lyondell amended the $150 million accounts receivable sales facility, extending the maturity to November 2010.

•	$634 million under Equistar’s $250 million inventory-based revolving credit facility and its $450 million accounts receivable sales facility, after giving effect to the borrowing base net of a $50 million unused availability requirement, amounts sold under the accounts receivable sales facility, of which there was no outstanding amount at September 30, 2005, and $16 million of outstanding letters of credit under the revolving credit facility as of September 30, 2005. The borrowing base is determined using a formula applied to accounts receivable and inventory balances. The revolving credit facility requires that the unused available amounts under that facility and the $450 million accounts receivable sales facility equal or exceed $50 million, or $100 million if the Interest Coverage Ratio, as defined, is less than 2:1. There was no outstanding borrowing under the revolving credit facility at September 30, 2005. In November 2005, Equistar amended the $250 million inventory-based revolving credit facility and the $450 million accounts receivable sales facility, increasing the availability to $400 million and $600 million, respectively, and extending the maturities to November 2010.

•	$123 million in total under Millennium’s $125 million U.S. and $25 million Australian secured revolving credit facilities, which mature in August 2010. Availability under the revolving credit facilities is reduced to the extent of outstanding letters of credit provided under the facilities. Letters of credit outstanding under the $125 million U.S. revolving credit facility at September 30, 2005 totaled $27 million. At September 30, 2005, there were no outstanding letters of credit under the $25 million Australian revolving credit facility; and there was no outstanding borrowing under either revolving credit facility.

LCC Debt—LCC’s credit facility and the indentures pertaining to LCC’s Senior Secured Notes and Senior Subordinated Notes contain restrictive covenants and the credit facility also contains covenants that require LCC to maintain specified financial ratios, as defined. These restrictive covenants and financial ratios, as described in Item 7 of Lyondell’s Annual Report on Form 10-K for the year ended December 31, 2004, have not changed in the nine months ended September 30, 2005.

The breach of the covenants in LCC’s debt agreements could permit the lenders to declare any outstanding LCC debt payable and could permit the lenders under LCC’s credit facility to terminate future lending commitments. Furthermore, under certain circumstances, a default under the debt instruments of Equistar or Millennium would constitute a cross-default under LCC’s credit facility which, under certain circumstances, would then constitute a default under LCC’s indentures. LCC was in compliance with all such covenants as of September 30, 2005.

Equistar Debt—Equistar’s inventory-based revolving credit facility and the indentures governing its Senior Notes contain restrictive covenants. These restrictive covenants, as described in Item 7 of Lyondell’s Annual Report on Form 10-K for the year ended December 31, 2004, have not changed in the nine months ended September 30, 2005. The credit facility does not require Equistar to maintain specified financial ratios. The breach of the covenants could permit the lenders or noteholders to declare any outstanding Equistar debt payable and could permit the lenders under Equistar’s inventory-based revolving credit facility to terminate future lending commitments. In addition, some of Equistar’s indentures require additional interest payments to the noteholders if

Equistar makes distributions to Lyondell and Millennium when Equistar does not meet a specified fixed charge coverage ratio. Equistar met this ratio and was in compliance with all covenants under these agreements as of September 30, 2005.

Millennium Debt—On February 2, 2005, as a result of certain adjustments and charges related to the February 2005 restatement of Millennium’s financial statements, Millennium entered into an amendment and waiver to its $150 million credit facility, which amended the definition of EBITDA and waived any and all defaults or events of default that may have occurred on or prior to the amendment and waiver. In addition, Millennium obtained an amendment to its $150 million credit facility in May 2005 to allow for the unrestricted repurchase of indebtedness in the form of bonds, debentures, notes or similar instruments. In August 2005, Millennium amended and restated its $150 million credit facility, replacing it with new credit facilities that consist of a $125 million U.S. secured revolving credit facility, a $25 million Australian secured revolving credit facility, and a $100 million Australian senior secured term loan, all of which mature in August 2010.

The August 2005 Millennium amended and restated credit facilities contain various restrictive covenants and covenants that require Millennium to maintain specified financial ratios. The restrictive covenants, subject to exceptions, limit distributions, debt incurrence, lien incurrence, investments, sale and leaseback transactions, certain payments, sales of assets, affiliate transactions and mergers. The financial ratio covenants require Millennium to maintain specified financial ratios. Specifically, Millennium is not permitted to allow (1) the Leverage Ratio, as defined, to be equal to or greater than 4.50 to 1.00 and (2) the Interest Coverage Ratio, as defined, for any period of four consecutive fiscal quarters to be less than (i) 1.75 to 1.00 for any such period ending prior to September 30, 2006, or (ii) 2.25 to 1.00 for any such period ending on or after September 30, 2006.

The covenants in the indenture under which Millennium’s 7% and 7.625% Senior Debentures were issued and the indenture under which Millennium’s 9.25% Senior Notes were issued also contain restrictive covenants. Pursuant to these provisions, Millennium currently is prohibited from making restricted payments, including paying dividends. These restrictive covenants, as described in Item 7 of Lyondell’s Annual Report on Form 10-K for the year ended December 31, 2004, have not changed in the nine months ended September 30, 2005.

Millennium has outstanding $150 million aggregate principal amount of 4% Convertible Senior Debentures, which are due in 2023, unless earlier redeemed, converted or repurchased. The redemption, conversion and repurchase terms of the Debentures, as described in Item 7 of Lyondell’s Annual Report on Form 10-K for the year ended December 31, 2004, have not changed in the nine months ended September 30, 2005. As a result of Lyondell’s acquisition of Millennium, the Debentures are convertible into shares of Lyondell’s common stock or equivalent cash or a combination thereof. Based on a quarterly test related to the price of Lyondell common stock, the Debentures continued to be convertible at a conversion rate of 71.01 Lyondell shares per one thousand dollar principal amount of the Debentures. As of September 30, 2005, none of the Debentures had been converted into shares of Lyondell common stock.

The breach of the covenants in Millennium’s debt agreements would permit the lenders to declare any outstanding Millennium debt payable and would permit the lenders under Millennium’s credit facility to terminate future lending commitments. Millennium was in compliance with all covenants under its debt agreements as of September 30, 2005.

Joint Venture Debt—At September 30, 2005, the outstanding debt of LCR to parties other than Lyondell was $480 million. That debt is not carried on Lyondell’s balance sheet because Lyondell has no obligation with respect to that debt. The ability of LCR to distribute cash to Lyondell may be affected by restrictive covenants in LCR’s credit facility.

Off-Balance Sheet Arrangements—Lyondell’s off-balance sheet arrangements are described in Item 7 of its Annual Report on Form 10-K for the year ended December 31, 2004. Lyondell’s off-balance sheet arrangements did not change materially in the nine months ended September 30, 2005, except that there was no outstanding amount of receivables sold under either of the accounts receivable sales facilities as of September 30, 2005. The outstanding amount of receivables sold under the facilities at December 31, 2004 was $275 million. In April 2005, Lyondell obtained an amendment to LCC’s $150 million, four-year, accounts receivable sales facility to conform, in all material respects, the covenants under the facility to the covenants under LCC’s credit facility. Lyondell amended the two accounts receivable sales facilities in November 2005, extending the maturities to November 2010 and increasing the availability under the $450 million facility to $600 million.

LCR Liquidity and Capital Resources—LCR maintains a credit facility, which, as of September 30, 2005, consisted of a $450 million senior secured term loan facility and a $100 million senior secured revolving credit facility, which matures in May 2007. On October 14, 2005, LCR exercised its right under the credit facility to increase its senior secured revolver by $50 million to $150 million. The credit facility is secured by substantially all of the assets of LCR and contains covenants that require LCR to maintain specified financial ratios covering Debt-to-Total-Capitalization, EBITDA-to-Interest Expense and Secured Debt-to-EBITDA, all as defined. The revolving credit facility is reduced to the extent of outstanding letters of credit provided under the credit facility, which totaled $12 million at September 30, 2005. There was no outstanding borrowing under the revolving credit facility at September 30, 2005. LCR was in compliance with all covenants under its debt facilities as of September 30, 2005.

CURRENT BUSINESS OUTLOOK

Thus far in the fourth quarter 2005, sales prices for most of Lyondell’s chemical products have increased rapidly in response to both increased costs and tight supply/demand balances. Within the EC&D segment, high natural gas costs and strong co-product markets favor the segment’s crude oil-based raw material economics. The PO&RP segment has continued to benefit from global MTBE margins that, although seasonally lower than the third quarter, are much stronger than typical for this time of year, while the inorganic chemicals segment has benefited from hurricane-related outages at the Gulf Coast facilities of two other producers. In refining, problems that were encountered during the post-Hurricane Rita start up have continued and, currently, are expected to reduce refining rates to between 30% and 50% until late November 2005. LCR’s fourth quarter operating income is expected to be less than breakeven, without considering any insurance reimbursement.

With the exception of LCR and a previously scheduled maintenance turnaround at a PO plant, Lyondell’s major plants are operating at or near full capacity, and Lyondell’s businesses are well positioned to respond to the post-hurricane supply/demand tightness. The pressures and uncertainties caused by extremely high and volatile raw material costs continue to be a concern, but are somewhat mitigated by Lyondell’s greater reliance on crude oil-based, rather than natural gas-based, raw materials.

ANTICIPATED ACCOUNTING CHANGES

Employee Stock Options—In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment. The primary focus of this Statement is accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as by the granting of stock options. Lyondell will be required to apply the provisions of SFAS No. 123 (revised 2004) in the first quarter 2006. Upon adoption, a provision of SFAS No. 123 (revised 2004) will require Lyondell to use a non-substantive vesting period approach for share-based payment transactions that vest when an employee becomes retirement eligible. The effect will be to accelerate expense recognition compared to the nominal vesting period approach that Lyondell currently uses. Assuming the non-substantive vesting period approach had been used, compensation expense related to share-based payments would have decreased $1 million and less than $1 million for the three-month periods ended September 30, 2005 and 2004, respectively, and increased $2 million and $4 million for the nine-month periods ended September 30, 2005 and 2004. Other provisions of SFAS No. 123 (revised 2004) may affect the computation and resulting fair value of Lyondell’s share-based payment transactions with employees. Lyondell is evaluating these impacts of adopting SFAS No. 123 (revised 2004) on its financial statements.

Asset Retirement Obligations—In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations, which clarifies the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Conditional Asset Retirement Obligations, as an obligation that is conditional only as to timing and amount. FIN No. 47 is effective in the fourth quarter of 2005. Lyondell is currently evaluating the impact of adopting this interpretation.

Item 3. Disclosure of Market and Regulatory Risk

Lyondell’s exposure to market and regulatory risks is described in Item 7a of its Annual Report on Form 10-K for the year ended December 31, 2004. Lyondell’s exposure to market and regulatory risks has not changed materially in the nine months ended September 30, 2005, except as noted below.

FOREIGN EXCHANGE RISK

Lyondell manufactures and markets its products in a number of countries throughout the world and, as a result, is exposed to changes in foreign currency exchange rates. Costs in some countries are incurred, in part, in currencies other than the applicable functional currency. Lyondell utilizes forward, swap and option derivative contracts with terms normally lasting less than three months to protect against the adverse effect that exchange rate fluctuations may have on foreign currency denominated trade receivables and trade payables. At September 30, 2005, the amount of foreign currency forward and swap contracts outstanding and, consequently, Lyondell’s related exposure to foreign exchange rate fluctuations under these derivative contracts was not material.

INTEREST RATE RISK

At September 30, 2005, LCR had variable rate debt of $480 million, excluding the note payable by LCR to Lyondell. Lyondell’s exposure to interest rate risk at LCR was not material.

Item 4. Controls and Procedures

Lyondell performed an evaluation, under the supervision and with the participation of its management, including the President and Chief Executive Officer (principal executive officer) and Senior Vice President and Chief Financial Officer (principal financial officer), of the effectiveness of Lyondell’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2005. Based upon that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that Lyondell’s disclosure controls and procedures are effective.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments with respect to Lyondell’s legal proceedings previously reported in the Annual Report on Form 10-K for the year ended December 31, 2004, in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, except as described below:

Lyondell—On April 8, 2005, Lyondell filed a lawsuit against BASF Corporation (“BASF”) in the Court of Common Pleas for Delaware County, Pennsylvania seeking declaratory judgment to resolve a commercial dispute regarding the interpretation of various provisions of a propylene oxide sales contract. Soon thereafter, on April 12, 2005, BASF filed a lawsuit against Lyondell in the Superior Court of New Jersey, Morris County asserting various claims relating to alleged breaches of the same propylene oxide sales contract and seeking damages in excess of $100 million. In September 2005, BASF’s motion to dismiss Lyondell’s declaratory judgment action in Pennsylvania was granted, and Lyondell has decided not to appeal that ruling. The lawsuit BASF filed in New Jersey is proceeding. Lyondell believes that it has valid defenses to all claims and is vigorously defending them. The parties have engaged in negotiations to resolve the claims without success to date. Lyondell does not expect the resolution of the claims to result in any material adverse effect on its business, financial condition, liquidity or results of operations.

Millennium—Together with alleged past manufacturers of lead-based paint and lead pigments for use in paint, Millennium has been named as a defendant in various legal proceedings alleging that Millennium and other manufacturers are responsible for personal injury, property damage, and remediation costs allegedly associated with the use of these products. On August 17, 2005, the Superior Court of New Jersey, Appellate Division in In Re Lead Paint Litigation upheld the lower court’s dismissal of plaintiffs’ claims except for the public nuisance claim. On September 16, 2005, Millennium and the other defendants filed a joint petition to the New Jersey Supreme Court seeking review of the Appellate Division’s decision regarding the public nuisance claim. Angel T. Evans, et al. v. Atlantic Richfield Company, et al. was filed in the Milwaukee County, Wisconsin, Circuit Court on October 19, 2005. A new trial date of November 1, 2005 has been set in the State of Rhode Island v. Lead Industries Association, Inc., et al. case.

LCR—In 2004, LCR received a notice of violation arising from a 2004 inspection by the Texas Commission on Environmental Quality (“TCEQ”). LCR has reached a settlement with the TCEQ, which includes payment of a civil penalty in the amount of $105,336 primarily for alleged violations under the Clean Air Act. The Agreed Order is awaiting final approval by the TCEQ.

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

Lyondell Chemical Company

Dated: November 9, 2005	/s/ Charles L. Hall
Charles L. Hall
Vice President and Controller
(Duly Authorized and
Principal Accounting Officer)