Form 10-K
period 2005-12-31
LYONDELL CHEMICAL CO
filed 2006-03-15
CIK 842635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2005

☐	Transition Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

Commission File No. 1-10145

LYONDELL CHEMICAL COMPANY

(Exact name of Registrant as specified in its charter)

Delaware	95-4160558
(State or other jurisdiction of	(I.R.S. Employee Identification No.)
incorporation or organization)
1221 McKinney Street, Suite 700, Houston, Texas	77010
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 652-7200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock ($1.00 par value)	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒    No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.    Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

There were 246,701,428 shares of the Registrant’s common stock issued and outstanding on June 30, 2005, the last business day of the Registrant’s most recently completed second fiscal quarter. The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 30, 2005, based on the closing price of the Registrant’s common stock on the New York Stock Exchange composite tape on that date, was $6,496,531,475.

An aggregate of 247,311,618 shares of the Registrant’s common stock were issued and outstanding as of March 1, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive proxy statement for its 2006 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2005, is incorporated by reference to the extent specified under Part III.

PART I

Item 1. Business

LYONDELL

Overview of the Business

Lyondell Chemical Company is a global chemical company that manufactures and markets a variety of basic chemicals and gasoline-blending components.

Lyondell operates in four reportable segments: ethylene, co-products and derivatives; propylene oxide (“PO”) and related products; inorganic chemicals; and refining.

•	Lyondell’s ethylene, co-products and derivatives segment produces ethylene, its co-products and derivatives. Ethylene co-products primarily include propylene, butadiene and aromatics, which include benzene and toluene. The segment also produces derivatives, primarily polyethylene, ethylene oxide (“EO”), ethylene glycol (“EG”) and other EO derivatives, as well as ethanol, vinyl acetate monomer (“VAM”) and polypropylene. In addition, this segment produces fuels, such as methyl tertiary butyl ether (“MTBE”) and alkylate, and also produces acetic acid and methanol.

•	Lyondell’s PO and related products segment produces PO and its co-products, PO derivatives and toluene diisocyanate (“TDI”). PO’s co-products include styrene monomer (“styrene” or “SM”) and tertiary butyl alcohol (“TBA”). The principal derivatives of TBA are MTBE and ethyl tertiary butyl ether (“ETBE”). PO derivatives include propylene glycol (“PG”), propylene glycol ethers (“PGE”) and butanediol (“BDO”).

•	Lyondell’s inorganic chemicals segment primarily produces titanium dioxide (“TiO2”). The segment also produces titanium tetrachloride (“TiCl4”), titanyl sulfate (“TiOSO4”), ultra-fine TiO2 and silica gel.

•	Lyondell’s refining segment produces refined petroleum products, including gasoline, low sulfur diesel, jet fuel, lubricants (“lube oils”) and aromatics, which include benzene, toluene, paraxylene and orthoxylene.

Lyondell’s ethylene, co-products and derivatives businesses (other than VAM, acetic acid and methanol, which are collectively referred to as “acetyls”) are conducted through Equistar Chemicals, LP (together with its consolidated subsidiaries, “Equistar”), an indirect wholly owned subsidiary of Lyondell. Lyondell’s inorganic chemicals businesses and the acetyls portion of its ethylene, co-products and derivatives businesses are conducted through Millennium Chemicals Inc. (together with its consolidated subsidiaries, “Millennium”), a wholly owned subsidiary of Lyondell. Millennium also produces fragrance and flavors chemicals, which are not a reportable segment. Lyondell acquired Millennium in a stock-for-stock business combination on November 30, 2004, thereby also indirectly acquiring the remaining 29.5% interest in Equistar held by Millennium.

Lyondell’s refining business is conducted through LYONDELL-CITGO Refining LP (“LCR”). Lyondell owns 58.75% of LCR, with CITGO Petroleum Corporation (“CITGO”) owning the remaining 41.25% of LCR.

In this Annual Report on Form 10-K, unless the context requires otherwise, references to “Lyondell” or the “Company” are to Lyondell Chemical Company and its consolidated subsidiaries, and references to “LCC” or “Lyondell Chemical Company” are to Lyondell Chemical Company without its consolidated subsidiaries. In some situations, such as references to financial ratios, the context may require that “LCC” refer to Lyondell Chemical Company and its consolidated subsidiaries other than Equistar and Millennium.

For additional segment information and for geographic information for each of the years in the three-year period ended December 31, 2005, see Note 24 to the Consolidated Financial Statements.

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

Strategy

Guiding Principles

Lyondell has built its businesses around the fundamental belief that, to be a successful competitor in the global chemical industry, the Company must have:

•	global scale and product breadth;

•	sustainable competitive advantage through raw material flexibility, technology or market position;

•	disciplined operating focus that maximizes the value of each business; and

•	disciplined use of cash flow to create shareholder value.

Lyondell’s Portfolio

Lyondell’s products are basic chemicals and their derivatives that become building blocks for broadly used goods that are integrally linked to the global economy. These goods include: clothing; packaging; construction, home building and home improvement materials; household furnishings and automobile parts. Driven by the Company’s fundamental beliefs, Lyondell has assembled a balanced, integrated product portfolio comprising four major business segments. Each plays a strategic role in creating stakeholder value:

•	Ethylene, co-products and derivatives. Lyondell is a leading North American producer of ethylene, propylene, polyethylene, ethylene glycol and acetyls. Large scale operations and the operational flexibility to use the lowest-cost raw materials provide competitive advantages. These highly cyclical businesses are capable of generating significant earnings and cash flow, particularly during positive periods of the business cycle.

•	PO and related products. Lyondell is a leading global producer and marketer of PO and derivatives, offering strength in process technology in an industry that Lyondell believes provides growth opportunities both domestically and internationally.

•	Inorganic chemicals. Lyondell is a leading producer of TiO2, offering state-of-the-art products in all major customer markets: paints and coatings, plastics and paper. Lyondell believes that these businesses offer a less volatile stream of earnings over a business cycle.

•	Refining. Through its LCR joint venture with CITGO, Lyondell is a major refiner of heavy, high sulfur crude oil. LCR operates under a crude oil supply contract that allows the realization of a predetermined margin on every barrel of oil it refines under the contract. LCR provides strong cash generation under this supply contract. See “Refining Segment—Raw Materials” for a description of the supply contract and the risks associated with the contract.

Although several of the Lyondell businesses are operated through separate legal entities, the Lyondell businesses are integrated across several parts of the product chain, with products from one operation being used as raw materials for conversion to other products. Other forms of internal integration consist of sharing resources, including physical assets and human resources. These forms of integration create value within and across the four Lyondell businesses. For example, Lyondell produces ethylene and other products in the ethylene, co-products and derivatives business segment. A portion of this ethylene is then used as a raw material in derivatives such as polyethylene and VAM within the ethylene, co-products and derivatives business segment, and styrene within the PO and related products business segment. The four Lyondell business segments also share some common plant sites, which increases efficiencies in many ways, such as minimizing transportation costs and sharing overhead costs. In addition, the costs of corporate services and other staff functions are minimized by sharing them across a large, more integrated company. Lyondell seeks to maximize value by optimizing these relationships to support the businesses in the most efficient manner. Lyondell believes that these types of interactions provide benefits for each of the Lyondell businesses, and are on terms substantially no more or less favorable than those that would be agreed upon by unrelated parties on an arm’s-length basis.

Building a Solid Foundation

Since its spin-off from Atlantic Richfield Company (“ARCO”) in 1989, Lyondell has grown into one of the world’s largest independent, publicly-traded chemical companies, with approximately $15 billion in assets and approximately 10,000 employees as of December 31, 2005. Through 2005, Lyondell’s major achievements have included:

•	the creation of LCR as a joint venture with CITGO in 1993, with LCR growing to its present form as a result of the completion of a $1 billion upgrade of the refinery in 1997 that enabled the refinery to process heavy, high sulfur crude oil from the Bolivarian Republic of Venezuela (“Venezuela”);

•	the formation of Equistar as a joint venture with subsidiaries of Millennium in 1997, with the addition of subsidiaries of Occidental Petroleum Corporation as partners in 1998;

•	the acquisition of ARCO Chemical Company in 1998, which provided what is now the Company’s PO and related products segment;

•	the sale of polyols assets to, and establishment of strategic PO alliances with, Bayer AG and Bayer Corporation (collectively, “Bayer”) in 2000;

•	the 2002 acquisition by Lyondell of the partnership interests in Equistar owned by subsidiaries of Occidental Petroleum Corporation;

•	the 2003 completion of a world-scale PO/SM plant in The Netherlands through a joint venture with Bayer, and the 2002 completion of a world-scale BDO plant in The Netherlands using proprietary Lyondell PO-based technology;

•	the completion of the consolidation of Equistar and the addition of two major lines of business, TiO2 and acetyls, through the November 2004 acquisition of Millennium; and

•	the repayment of $1.66 billion of debt from September 2004 through December 2005.

Business Focus

The Company’s businesses focus on having efficient, reliable operations, with an underlying goal to take advantage of areas of strength and differentiation. In the ethylene, co-products and derivatives segment, the major emphasis is on maintaining low production costs. Lyondell remains differential from the rest of the North American industry based on its ability to process crude oil-based liquid raw materials, also known as heavy liquid raw materials, for a much greater percentage of the ethylene, co-products and derivatives segment’s raw material requirements versus the industry. These heavy liquid raw materials historically have been cost-advantaged in comparison to natural gas liquids-based raw materials, assuming the co-products were recovered and sold. In the PO and related products segment, Lyondell’s strength takes the form of global presence and a leadership position in technology. Through its inorganic chemicals segment, Lyondell is one of the major producers that possesses and practices, in approximately 77% of its capacity, the more efficient chloride-based TiO2 technology, while also benefiting from the fact that it has TiO2 manufacturing sites in four regions of the world. The refining segment’s major advantage lies with its ability to process heavy, high sulfur crude oil and its contractual supply relationship with Petróleos de Venezuela, S.A. (“PDVSA”), the national oil company of Venezuela.

Operational Excellence

Through intense focus on Operational Excellence—Lyondell’s approach to continuous improvement in all aspects of its operations—Lyondell continually seeks to maximize the value of each of the businesses in its portfolio. The actions of Lyondell’s employees have led to:

•	safety performance in 2005 that was among the best in the industry;

•	significantly improved efficiencies by establishing and extending shared services arrangements, the principles of which have been applied during the integration of the Millennium businesses;

•	improved operational efficiency by shifting production to lower-cost, more efficient sites and simplifying production scheduling; and

•	steady improvement of cash utilization through actions such as inventory reduction and increased operational efficiency.

Financial Strategy

Lyondell’s financial strategy is designed to maximize value for its stakeholders as it seeks to:

•	maintain sufficient liquidity;

•	repay debt; and

•	achieve an investment-grade credit rating.

During recent industry trough conditions, liquidity had been a priority for Lyondell and was achieved through a combination of Operational Excellence and a focus on sound financial management. From September 2004 through December 2005, with improving business conditions, Lyondell repaid $1.66 billion of debt. Longer term, as industry conditions continue to provide the opportunity for a significant level of profitability, the Lyondell business portfolio is designed to generate cash, which will continue to be directed toward the repayment of debt. The Company’s goal is to improve its financial flexibility by achieving an investment-grade credit rating, which the Company believes can be achieved following debt reduction and strengthening of the Company’s financial position.

ETHYLENE, CO-PRODUCTS AND DERIVATIVES SEGMENT

Overview

Lyondell’s ethylene, co-products and derivatives businesses (other than acetyls) are conducted through Equistar. The acetyls portion of Lyondell’s ethylene, co-products and derivatives businesses is conducted through Millennium. Equistar and Millennium became wholly owned subsidiaries of Lyondell on November 30, 2004, as a result of Lyondell’s acquisition of Millennium.

Lyondell can produce ethylene, co-products and derivatives at eighteen facilities located in six states in the U.S. Ethylene co-products primarily include propylene, butadiene and aromatics, which include benzene and toluene. Derivatives primarily include polyethylene, EO, EG and other EO derivatives, as well as ethanol, VAM and polypropylene. In addition, in this segment, Lyondell produces fuels, such as MTBE and alkylate, and also produces acetic acid and methanol. Ethylene, co-products and derivatives are fundamental to many segments of the economy, including the production of consumer products, packaging, housing and automotive components and other durable and nondurable goods.

Ethylene is the most significant petrochemical in terms of worldwide production volume and is the key building block for polyethylene and a large number of other chemicals, plastics and synthetics. Lyondell can produce ethylene at seven sites located in four states. The Chocolate Bayou, Corpus Christi and Channelview, Texas plants predominantly use heavy liquids to produce ethylene. These heavy liquids include crude oil-based naphtha and gas oil, as well as condensate, a very light crude oil resulting from natural gas production (collectively referred to as “heavy liquids”). The use of heavy liquid raw materials results in the production of a significant amount of co-products such as propylene, butadiene, benzene and toluene. The Morris, Illinois; Clinton, Iowa; Lake Charles, Louisiana; and La Porte, Texas plants are designed to consume primarily natural gas liquids, including ethane, propane and butane (collectively “NGLs”), to produce ethylene with some co-products such as propylene. The Corpus Christi and Channelview plants also may consume NGLs to produce ethylene, depending upon the relative economic advantage of the alternative raw materials. The Lake Charles, Louisiana ethylene and co-products facility has been idled since the first quarter 2001, pending sustained improvement in market conditions. Sales of ethylene accounted for less than 10% of Lyondell’s total revenues in 2005, the first full year that Equistar was a consolidated subsidiary of Lyondell. Sales of ethylene accounted for approximately 12% and 13% of Equistar’s total revenues in 2004 and 2003, respectively.

Ethylene co-products are manufactured by Lyondell primarily at four facilities in Texas. The Morris, Illinois; Clinton, Iowa; and Lake Charles, Louisiana facilities also can produce propylene. Sales of propylene, which is used to produce polypropylene, acrylonitrile and propylene oxide, accounted for approximately 11% of Lyondell’s total revenues in 2005, and approximately 18% and 16% of Equistar’s total revenues in 2004 and 2003, respectively. Benzene is used to produce styrene, phenol and cyclohexane, which are used in the production of nylon, plastics, synthetic rubber and polystyrene. Sales of benzene accounted for less than 10% of Lyondell’s total revenues in 2005, and approximately 10% of Equistar’s total revenues in 2004 and less than 10% of Equistar’s total revenues in 2003.

Polyethylene is manufactured by Lyondell using a variety of technologies at five facilities in Texas and at the Morris, Illinois and Clinton, Iowa facilities. Polyethylene is used in a variety of consumer and industrial products, including packaging film, trash bags, automotive parts, plastic bottles and caps and compounds for wire and cable insulation. The Morris and Clinton facilities enjoy a freight cost advantage over Gulf Coast facilities in delivering products to customers in the U.S. Midwest. Polyethylene includes high density polyethylene (“HDPE”), low density polyethylene (“LDPE”) and linear low density polyethylene (“LLDPE”). HDPE accounted for less than 10% of Lyondell’s total revenues in 2005, and approximately 14% and 15% of Equistar’s total revenues in 2004 and 2003, respectively. Polyethylene (HDPE, LDPE and LLDPE collectively) accounted for approximately 13% of Lyondell’s total revenues in 2005, and approximately 26% and 28% of Equistar’s total revenues in 2004 and 2003, respectively.

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

VAM and acetic acid are manufactured by Lyondell at facilities in La Porte, Texas. VAM is used to produce a variety of polymers used in adhesives, water-based paint, textile coatings and paper coatings. Acetic acid is used to produce VAM, purified terephthalic acid, industrial solvents and a variety of other chemicals. Sales of

VAM accounted for less than 10% of Lyondell’s total revenues in 2005, the first year that Millennium was a consolidated subsidiary of Lyondell. Sales of VAM accounted for approximately 16% of Millennium’s total revenues in 2004 and 2003. Sales of acetyls collectively accounted for less than 10% of Lyondell’s total revenues in 2005, and approximately 24% and 25% of Millennium’s total revenues in 2004 and 2003, respectively. Lyondell also owns an 85% interest in La Porte Methanol Company, which produces methanol at a plant in La Porte, Texas. The remaining 15% interest is owned by Linde AG (“Linde”).

The Morris, Illinois facility manufactures polypropylene using propylene produced as a co-product of Lyondell’s ethylene production, as well as propylene purchased from unrelated parties. Polypropylene is sold for various applications in the automotive, housewares and appliance industries.

Lyondell also produces performance polymer products, which include enhanced grades of polyethylene and polypropylene. Wire and cable insulating resins and compounds are performance polymers used to insulate copper and fiber optic wiring in power, telecommunication, computer and automobile applications. Many of Lyondell’s polyethylene facilities can produce wire and cable insulating resins, some of which can be compounded with additive materials at the facility in Fairport Harbor, Ohio. Lyondell believes that, over a business cycle, average selling prices and profit margins for performance polymers tend to be higher than average selling prices and profit margins for higher-volume commodity polyethylenes.

The following table outlines the primary products of Lyondell’s ethylene, co-products and derivatives segment, annual processing capacity as of December 31, 2005, and the primary uses for such products. Unless otherwise specified, annual processing capacity was calculated by estimating the average number of days in a typical year that a production unit of a plant is expected to operate, after allowing for downtime for regular maintenance, and multiplying that number by an amount equal to the unit’s optimal daily output based on the design raw material mix. Because the processing capacity of a production unit is an estimated amount, actual production volumes may be more or less than the capacities set forth below. Capacities shown include 100% of the capacity of joint venture facilities.

Product	Annual Capacity	Primary Uses
Ethylene	11.6 billion pounds (a)	Ethylene is used as a raw material to manufacture polyethylene, EO, ethanol, ethylene dichloride, styrene and VAM.

Propylene	5 billion pounds (a)(b)	Propylene is used to produce polypropylene, acrylonitrile and propylene oxide.

Butadiene	1.2 billion pounds	Butadiene is used to manufacture styrene-butadiene rubber and polybutadiene rubber, which are used in the manufacture of tires, hoses, gaskets and other rubber products. Butadiene is also used in the production of paints, adhesives, nylon clothing, carpets, paper coatings and engineered plastics.

MTBE	284 million gallons (18,500 barrels/day) (c)	MTBE is a gasoline component used for reducing emissions in reformulated gasolines and enhancing octane value.

Benzene	310 million gallons	Benzene is used to produce styrene, phenol and cyclohexane. These products are used in the production of nylon, plastics, synthetic rubber and polystyrene. Polystyrene is used in insulation, packaging and drink cups.

Product	Annual Capacity	Primary Uses
Toluene	66 million gallons	Toluene is used as an octane enhancer in gasoline, as a chemical raw material for benzene and/or paraxylene production, and a core ingredient in TDI, a compound used in urethane production.

Alkylate	337 million gallons (d)	Alkylate is a premium gasoline blending component used by refiners to meet Clean Air Act standards for reformulated gasoline.

High density polyethylene (HDPE)	3.2 billion pounds	HDPE is used to manufacture grocery, merchandise and trash bags; food containers for items from frozen desserts to margarine; plastic caps and closures; liners for boxes of cereal and crackers; plastic drink cups and toys; dairy crates; bread trays; pails for items from paint to fresh fruits and vegetables; safety equipment such as hard hats; house wrap for insulation; bottles for household and industrial chemicals and motor oil; milk, water, and juice bottles; and large (rotomolded) tanks for storing liquids such as agricultural and lawn care chemicals.

Low density polyethylene (LDPE)	1.4 billion pounds	LDPE is used to manufacture food packaging films; plastic bottles for packaging food and personal care items; dry cleaning bags; ice bags; pallet shrink wrap; heavy-duty bags for mulch and potting soil; boil-in-bag bags; coatings on flexible packaging products; and coatings on paper board such as milk cartons. Ethylene vinyl acetate is a specialized form of LDPE used in foamed sheets, bag-in-box bags, vacuum cleaner hoses, medical tubing, clear sheet protectors and flexible binders.

Linear low density polyethylene (LLDPE)	1.2 billion pounds	LLDPE is used to manufacture garbage and lawn-leaf bags; industrial can liners; housewares; lids for coffee cans and margarine tubs, dishpans, home plastic storage containers, kitchen trash containers; large (rotomolded) toys like outdoor gym sets; drip irrigation tubing; wire and cable insulating resins and compounds used to insulate copper and fiber optic wiring, and film; shrink wrap for multi-packaging canned food, bag-in-box bags, produce bags, and pallet stretch wrap.

Ethylene Oxide (EO)	1.5 billion pounds EO equivalents; 400 million pounds as pure EO (e)	EO is used to produce surfactants, industrial cleaners, cosmetics, emulsifiers, paint, heat transfer fluids and ethylene glycol.

Ethylene Glycol (EG)	1.4 billion pounds (e)	EG is used to produce polyester fibers and film, polyethylene terephthalate (“PET”) resin, heat transfer fluids and automobile antifreeze.

Other Ethylene Oxide Derivatives	225 million pounds	EO derivatives include ethylene glycol ethers and ethanolamines, and are used to produce paint and coatings, polishes, solvents and chemical intermediates.

Product	Annual Capacity	Primary Uses
Ethanol	50 million gallons	Ethanol is used in the production of solvents as well as household, medicinal and personal care products.

Vinyl Acetate Monomer (VAM)	820 million pounds	VAM is a petrochemical product used to produce a variety of polymers products used in adhesives, water-based paint, textile coatings and paper coatings.

Acetic Acid	1.2 billion pounds	Acetic acid is a raw material used to produce VAM, terephthalic acid (used to produce polyester for textiles and plastic bottles), industrial solvents and a variety of other chemicals.

Methanol	190 million gallons (f)	Methanol is a raw material used to produce acetic acid, MTBE, formaldehyde and several other products.

Polypropylene	280 million pounds	Polypropylene is used to manufacture fibers for carpets, rugs and upholstery; housewares; automotive battery cases; automotive fascia, running boards and bumpers; grid-type flooring for sports facilities; fishing tackle boxes; and bottle caps and closures.

(a)	Includes 850 million pounds/year of ethylene capacity and 200 million pounds/year of propylene capacity at the Lake Charles, Louisiana ethylene and co-products facility. The Lake Charles facility has been idled since the first quarter 2001, pending sustained improvement in market conditions.
(b)	Does not include refinery-grade material or production from the product flexibility unit at the Channelview facility, which can convert ethylene and other light petrochemicals into propylene. This facility has an annual processing capacity of an additional one billion pounds/year of propylene.
(c)	Includes up to 44 million gallons/year of capacity produced for and returned to LCR.
(d)	Includes up to 172 million gallons/year of capacity produced for and returned to LCR.
(e)	Includes 700 million pounds/year of EO equivalents capacity and 800 million pounds/year of EG capacity at the Beaumont, Texas facility, which represents 100% of the EO equivalents capacity and EG capacity, respectively, at the facility. The Beaumont, Texas facility is owned by PD Glycol, a 50/50 partnership with DuPont.
(f)	Represents 100% of the methanol capacity at the La Porte, Texas facility, which is owned by La Porte Methanol Company, a partnership owned 85% by Lyondell and 15% by Linde.

Raw Materials

Raw material cost is the largest component of the total cost for the production of ethylene and co-products. The primary raw materials used are heavy liquids and NGLs. The flexibility to consume a wide range of raw materials, including heavy liquids, has historically provided plants with that flexibility with an advantage over plants that are restricted in their raw material processing capability to NGLs such as ethane and propane, assuming the co-products were recovered and sold. Facilities using heavy liquids historically have generated, on average, approximately four cents of additional variable margin per pound of ethylene produced compared to facilities restricted to using ethane. This margin advantage is based on an average of historical data over a period of years and is subject to short-term fluctuations, which can be significant. For example, the advantage during first quarter 2004 was slightly above the historical average. However, in the fourth quarter 2005, the variable cost to produce ethylene from ethane rose to record high levels due to the impact of multiple hurricanes, which resulted in the best quarterly and annual heavy liquids average advantage in twenty years. Lyondell has the capability to realize this margin advantage due to its ability to process heavy liquids at the Channelview, Corpus Christi and Chocolate Bayou ethylene and co-products facilities.

The Channelview facility is particularly flexible because it can range from processing all heavy liquids to processing a majority of NGLs. The Corpus Christi plant can range from processing predominantly heavy liquids to processing significant levels of NGLs. The Chocolate Bayou facility processes 100% heavy liquids. The La Porte facility processes mainly lighter NGLs, but can process some butane, natural gasoline and light naphtha. The three other ethylene and co-products facilities process only NGLs.

As described above, management believes that this raw material flexibility is a key advantage in the production of ethylene and co-products. As a result, heavy liquids requirements for the segment are purchased via a mix of contractual and spot arrangements from a variety of domestic and international sources. Spot market purchases are made in order to maintain raw material flexibility and to take advantage of raw material pricing opportunities. A large portion of the NGLs requirements for the segment are purchased via contractual arrangements from a variety of sources, but NGLs also are purchased on the spot market. A portion of the heavy liquids requirements for the segment also are obtained from LCR at market-related prices. Heavy liquids generally are delivered by ship or barge, and NGLs generally are delivered via pipeline.

Lyondell purchases all of its methanol requirements for the segment, except for that used in acetyls production, through an arrangement with Methanex Corporation (“Methanex”). Also, the segment purchases large amounts of natural gas to be used as energy for consumption in its business via market-based contractual arrangements with a variety of sources.

The primary raw material for the derivatives products is ethylene. Lyondell’s derivatives facilities generally can receive their ethylene directly from Lyondell’s ethylene and co-products facilities via its pipeline system, pipelines owned by unrelated parties or on-site production. All of the ethylene used in Lyondell’s polyethylene production is produced internally by Lyondell’s ethylene and co-products facilities. However, the polyethylene plants at Chocolate Bayou, La Porte and Bayport, Texas are connected by pipeline to unrelated parties and could receive ethylene via exchanges or purchases. The polypropylene facility at Morris, Illinois receives propylene from Lyondell’s ethylene and co-products facilities, as well as unrelated parties.

In addition to ethylene, acetic acid is a primary raw material for the production of VAM. For VAM produced by Lyondell, Lyondell obtains its entire requirements for acetic acid and ethylene from its internal production. In 2005, Lyondell used a large percentage of its acetic acid production to produce VAM.

The primary raw materials required for the production of acetic acid are carbon monoxide and methanol. The segment purchases its carbon monoxide from Linde pursuant to a long-term contract under which pricing is based primarily on cost of production. La Porte Methanol Company, Lyondell’s 85%-owned joint venture, supplies all of the methanol requirements for acetyls production. Natural gas is the primary raw material required for the production of methanol and carbon monoxide.

The raw materials for ethylene, co-products and derivatives are, in general, commodity chemicals with numerous bulk suppliers and ready availability at competitive prices. Historically, raw material availability for ethylene, co-products and derivatives has not been an issue. For additional discussion regarding the effects of raw material pricing and supply on recent operating results, see “Item 1A. Risk Factors—Risks Relating to the Businesses—Costs of raw materials and energy, as well as reliability of supply, may result in increased operating expenses and reduced results of operations” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Marketing and Sales

Ethylene produced by the segment generally is consumed internally as a raw material in the production of derivatives, or is shipped by pipeline to related and unrelated parties. For the year ended December 31, 2005, approximately 85% of Lyondell’s ethylene, based on sales dollars, was used by the segment’s derivatives facilities or sold to related parties at market-related prices. The sales to related parties during 2005 include significant ethylene sales, pursuant to a long-term ethylene supply agreement, to Occidental Chemical Corporation (a subsidiary of Occidental Petroleum Corporation (together with its subsidiaries and affiliates, collectively, “Occidental”), which owns approximately 12% of Lyondell’s outstanding common stock). See Note 6 to the Consolidated Financial Statements.

The segment consumes propylene in the production of polypropylene and also sells propylene to the PO and related products segment at market-related prices for use as a raw material in PO and other products. The segment’s propylene production that is not consumed internally generally is sold under multi-year contracts. In addition, pursuant to a 15-year propylene supply arrangement entered into in 2003 with a subsidiary of Sunoco, Inc. (“Sunoco”), the ethylene, co-products and derivatives segment supplies 700 million pounds of propylene annually to Sunoco. Under the arrangement, a majority of the propylene is supplied under a cost-based formula and the balance is supplied on a market-related basis.

Lyondell generally sells its butadiene under multi-year contracts. The segment sells benzene to the PO and related products segment and toluene to LCR at market-related prices. Most of the segment’s benzene and toluene production that is not consumed internally is sold under multi-year contracts. The segment also sells benzene produced by LCR, which it purchases from LCR at market-related prices. The segment serves as LCR’s sole agent to market toluene produced by LCR and receives a marketing fee for such services. The segment produces alkylate for and returns alkylate to LCR for a processing fee, and also sells alkylate under annual and multi-year contracts.

Lyondell at times purchases ethylene, propylene, benzene and butadiene for resale, when necessary, to satisfy customer demand for these products above production levels. Volumes of ethylene, propylene, benzene and butadiene purchased for resale can vary significantly from period to period. However, purchased volumes generally do not have a significant impact on profitability.

The co-products that are not consumed internally generally are sold to customers with whom Lyondell has had long-standing relationships. These sales generally are made under written agreements that typically provide for monthly negotiation of price and customer purchases of a specified minimum quantity.

MTBE produced at one of the two Channelview units is sold to the PO and related products segment and LCR at market-related prices. MTBE is produced for LCR at the second Channelview unit for a processing fee. In addition, MTBE produced at the Chocolate Bayou plant is sold at market-related prices to the PO and related products segment.

Most of the ethylene and propylene production of the Channelview, Chocolate Bayou, Corpus Christi, La Porte and Lake Charles facilities is shipped via a pipeline system which has connections to numerous Gulf Coast ethylene and propylene consumers. This pipeline system, some of which is owned and some of which is leased by the Company, extends from Corpus Christi to Mont Belvieu to Port Arthur, Texas as well as around the Lake Charles, Louisiana area. In addition, exchange agreements with other ethylene and co-products producers allow access to customers who are not directly connected to this pipeline system. Some ethylene is shipped by railcar from Clinton, Iowa to Morris, Illinois and also to customers. A pipeline owned and operated by an unrelated party is used to transport ethylene from Morris, Illinois to Tuscola, Illinois. Some propylene is shipped by ocean-going vessel. Butadiene, benzene, toluene and other products are distributed by pipeline, railcar, truck, barge or ocean-going vessel.

Polyethylene products primarily are sold to an extensive base of established customers. Approximately two-thirds of Lyondell’s domestic polyethylene product volumes are sold to customers under annual or multi-year contracts. The remainder of the polyethylene volume generally is sold under customary terms and conditions without formal contracts. In either case, in most of the continuous supply relationships, prices are subject to change upon mutual agreement.

EO and EG typically are sold under multi-year contracts, with market-based pricing. Glycol ethers, ethanolamines and brake fluids are sold primarily into the solvent and distributor markets at market prices. Ethanol and ethers primarily are sold under contracts at market prices. EO is shipped by railcar, and its derivatives are shipped by railcar, truck, isotank or ocean-going vessel.

With the exception of a small amount of VAM consumed internally, VAM generally is sold into domestic and export markets under multi-year contracts, and also on a spot basis. Acetic acid that is not consumed internally for the production of VAM generally is sold into domestic and export markets under multi-year contracts, and also on a spot basis. Contract pricing for sales of VAM and acetic acid generally is determined by market-based negotiation, market index or cost-based formulas. Through an agreement with DuPont, a portion of the acetic acid produced at the La Porte, Texas plant also is converted into VAM through DuPont’s nearby VAM plant and the segment acquires all of the VAM production at DuPont’s plant that is not utilized internally by DuPont. The contract expires on December 31, 2006. VAM and acetic acid are shipped by barge, ocean-going vessel, pipeline, tank car and tank truck. The segment has bulk storage arrangements in Europe and Asia to better serve its customers’ requirements in those regions. Sales are made through a direct sales force, agents and distributors.

The La Porte, Texas methanol facility is owned by La Porte Methanol Company, Lyondell’s 85%-owned joint venture. Each party to the joint venture receives its respective share of the methanol production. Lyondell’s acetyls business uses the methanol as a raw material for acetic acid and also sells the methanol under annual contracts and on a spot basis to large domestic customers. The product is shipped by barge and pipeline.

Other derivatives products are primarily distributed by railcar. The vast majority of the derivatives products are sold in North America and Europe, primarily through Lyondell’s sales organization. Sales agents are generally engaged to market the derivatives products in the rest of the world.

No single ethylene, co-products and derivatives customer accounted for 10% or more of Lyondell’s revenues in 2005. For geographic data, see Note 24 to the Consolidated Financial Statements.

Competition and Industry Conditions

The bases for competition in the ethylene, co-products and derivatives businesses are price, product quality, product delivery, reliability of supply, product performance and customer service. Industry consolidation has brought North American production capacity under the control of fewer, although larger, competitors.

Profitability of the segment is affected not only by supply and demand for ethylene, co-products and derivatives, but also by raw material costs and price competition among producers, which may intensify due to, among other things, the addition of new capacity. In general, demand is a function of economic growth in the United States and elsewhere in the world, which fluctuates. It is not possible to accurately predict the changes in raw material costs, market conditions, capacity utilization and other factors that will affect industry profitability in the future. In 2004, ethylene markets began a cyclical recovery from the downturn brought about by the prior three years of weak demand. The shutdown of two of a competitor’s U.S. Gulf Coast ethylene and co-products plants in 2003 and improving demand, driven by worldwide economic recovery, resulted in greatly improved industry operating rates in 2004 and 2005. However, in 2005, temporary hurricane-related shutdowns greatly impacted supply and demand during the last four months of 2005. Over the next five years, forecasts for the worldwide average annual ethylene capacity additions are projected at more than 5%, with more than half of these additions in the Middle East and Northeast Asia. The average worldwide demand growth is expected to lag this rate only by approximately 1%. In the U.S., minor capacity increases combined with sustained demand levels are projected to result in continued high average operating rates in the next few years. Capacity share figures for Lyondell’s facilities in this segment and those of its competitors, discussed below, are based on completed production facilities and, where appropriate, include the full capacity of joint venture facilities and certain long-term supply arrangements.

Lyondell competes with other large domestic marketers and producers for sales of ethylene and co-products, including Chevron Phillips Chemical Company LP (“ChevronPhillips”), Enterprise Products Partners L.P., Exxon Mobil Corporation (“ExxonMobil”), Huntsman Corporation (“Huntsman”), Ineos and Shell Chemical Company (“Shell”). Lyondell’s ethylene rated capacity at December 31, 2005 was approximately 11.6 billion pounds per year, or approximately 15% of total North American ethylene production capacity. Based on published rated production capacities, Lyondell is the second largest producer of ethylene in North America. North American ethylene rated capacity at December 31, 2005 was approximately 77 billion pounds per year. Approximately 78% of the total ethylene production capacity in North America is located along the Gulf Coast.

Lyondell competes with other large marketers and producers for sales of derivatives, including Celanese Corporation (“Celanese”), ChevronPhillips, The Dow Chemical Company (“Dow”), Eastman Chemical Company, ExxonMobil, Formosa Plastics Corporation, Huntsman, Ineos, Methanex, NOVA Chemicals Corporation, Saudi Basic Industries Corp. (“SABIC”), TOTAL and Westlake Polymers. Based on published rated industry capacities, Lyondell is the third largest producer of polyethylene in North America. The rated capacity of Lyondell’s polyethylene units as of December 31, 2005 was approximately 5.8 billion pounds per year, or approximately 13% of total industry capacity in North America. There are many other North American producers of polyethylene, the most significant of which are ChevronPhillips, Dow and ExxonMobil. Lyondell also is the second largest producer of VAM and acetic acid in North America, and the third largest producer worldwide, based on 2005 published rated production capacity.

PO AND RELATED PRODUCTS SEGMENT

Overview

The core product of Lyondell’s PO and related products segment is PO, which Lyondell produces through two distinct technologies based on indirect oxidation processes that yield co-products. One process yields TBA as the co-product; the other yields SM as the co-product. The two technologies are mutually exclusive, necessitating that a manufacturing facility be dedicated either to PO/TBA or to PO/SM. MTBE and ETBE are the principal derivatives of TBA. The PO and related products segment also includes TDI and derivatives of PO, including PG, PGE and BDO.

In North America, Lyondell produces PO, TBA, PG and PGE at its Bayport (Pasadena), Texas plants and PO, SM, MTBE and BDO at its Channelview, Texas plants. Lyondell also has the ability to produce ETBE at its Channelview, Texas plant as an alternative to MTBE production. The Bayport PO/TBA plants and the Channelview PO/SM I plant are owned by the U.S. PO manufacturing joint venture (the “U.S. PO Joint Venture”) between Lyondell and Bayer. The Channelview PO/SM II plant is owned by Lyondell together with unrelated equity investors. In Europe, Lyondell produces PO, TBA, PG, PGE, BDO and MTBE at plants at Botlek (near Rotterdam), The Netherlands and, with minor modifications, Lyondell could produce ETBE at Botlek as an alternative to MTBE production. Additionally, Lyondell produces PO and SM at a plant located at Maasvlakte (near Rotterdam), The Netherlands, which is operated by Lyondell and is owned by a joint venture with Bayer in which Lyondell has a 50% interest. Lyondell produces PO, TBA, PG, MTBE and ETBE at a plant in Fos-sur-Mer, France. In the Asia Pacific region, Lyondell has a 40% interest in Nihon Oxirane Co., Ltd. (“Nihon Oxirane”), a joint venture that operates a PO/SM plant and a PG plant in Chiba, Japan. In Europe, Rhodia Intermédiaires (“Rhodia”) operates a TDI facility located in Pont de Claix, France on behalf of Lyondell. See “Joint Ventures and Other Agreements.” In 2005, Lyondell ceased production of TDI at its Lake Charles, Louisiana plant.

Lyondell estimates, based in part on published data, that worldwide demand for PO was approximately 14 billion pounds in 2005. Approximately 88% of that volume was consumed in the manufacture of three families of PO derivative products: polyols, glycols and glycol ethers. The remainder was consumed in the manufacture of performance products, including BDO and its derivatives. Polyols are used primarily in the production of polyurethanes. PO sold in the merchant market accounted for less than 10% of Lyondell’s total revenues in 2005, the first full year that Equistar and Millennium were consolidated subsidiaries of Lyondell. PO sold in the merchant market accounted for approximately 12% of Lyondell’s total revenues in 2004 and 14% in 2003. PG principally is used to produce unsaturated polyester resins and also is used in certain food, cosmetic and pharmaceutical applications and in automotive coolants and aircraft deicers. PGE are used as solvents for paints, coatings and cleaners. BDO and its derivatives are utilized in the production of fibers, engineering plastics, pharmaceuticals, personal care products and high performance coatings.

SM is produced and sold worldwide for commodity and specialty polymer applications, such as polystyrene and unsaturated polyester resins, as well as various uses in the rubber industry. Based on published data, worldwide demand for SM in 2005 was approximately 54 billion pounds. SM accounted for less than 10% of Lyondell’s total revenues in 2005, and 18% in 2004 and 2003.

Lyondell converts most of its TBA to isobutylene, which is reacted with methanol to produce MTBE or is reacted with ethanol to produce ETBE. MTBE and ETBE are oxygenated gasoline blending components that increase octane and reduce automotive emissions. ETBE produced in Europe also addresses Europe’s growing demand for biofuels. MTBE and ETBE together accounted for approximately 11% of Lyondell’s total revenues in 2005, 22% in 2004 and 26% in 2003.

Worldwide demand for MTBE in 2005 is estimated to have been approximately 400,000 barrels per day, based on published data. In the United States, the Clean Air Act Amendments of 1990 set minimum levels for oxygenates, such as MTBE, used in gasoline sold as reformulated fuel in areas not meeting specified air quality standards. However, the presence of MTBE in some water supplies in California and other states due to gasoline leaking from underground storage tanks and in surface water from recreational water craft led to public concern about the use of MTBE and resulted in U.S. federal and state governmental initiatives to reduce or ban the use of MTBE. At this time, Lyondell cannot predict the full impact that the U.S. federal legislation, state governmental initiatives and bans, and commercial actions will have on MTBE margins or volumes longer term. Lyondell intends to continue marketing MTBE in the U.S., as well as outside of the U.S. However, should it become necessary or desirable to significantly reduce MTBE production as a result of state bans or commercial decisions by refiners, blenders and pipelines to discontinue use or transportation of MTBE, Lyondell has or will have, with minimal additional capital investment, the flexibility to produce alternative gasoline blending components, such as iso-octane, iso-octene (also known as “di-isobutylene”) or ETBE. See “Item 1A. Risk Factors—Risks Relating to the Businesses—Legislative and other actions may reduce Lyondell’s MTBE sales and cause Lyondell to produce less profitable alternative gasoline blending components instead, and may cause LCR’s revenues to decline due to reduced sales of finished gasoline products,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters” and Note 20 to the Consolidated Financial Statements for additional discussion regarding these U.S. federal and state initiatives and their potential impact on Lyondell.

TDI is used primarily in the production of polyurethanes for flexible foam applications ranging from furniture, bedding and carpet underlay to transportation and packaging. Additionally, TDI is used in the manufacture of coatings, sealants, adhesives and elastomers.

The following table outlines the primary products of Lyondell’s PO and related products segment, annual processing capacities as of December 31, 2005, and the primary uses for such products. Unless otherwise specified, annual processing capacities were calculated by estimating the average number of days in a typical year that a production unit of a plant is expected to operate, after allowing downtime for regular maintenance, and multiplying that number by an amount equal to the unit’s optimal daily output based on the design raw material mix. Because the processing capacity of a production unit is an estimated amount, actual production volumes may be more or less than capacities set forth below. Capacities shown include 100% of the capacity of joint venture facilities.

Product	Annual Capacity	Primary Uses
Propylene Oxide (PO)	4.6 billion pounds (a)	PO is a key component of polyols, PG, PGE and BDO.

Propylene Glycol (PG)	1.2 billion pounds (b)	PG is used to produce unsaturated polyester resins for bathroom fixtures and boat hulls; lower toxicity antifreeze, coolants and aircraft deicers; and cosmetics and cleaners.

Propylene Glycol Ethers (PGE)	433 million pounds	PGE are used as solvents for paints, coatings and cleaners.

Butanediol (BDO)	395 million pounds	BDO is used in the manufacture of engineering resins, films, personal care products, pharmaceuticals, coatings, solvents and adhesives.

Styrene Monomer (SM)	5.1 billion pounds (c)	SM is used to produce plastics, such as expandable polystyrene for packaging, foam cups and containers, insulation products and durables and engineering resins.

Methyl Tertiary Butyl Ether (MTBE)/ Ethyl Tertiary Butyl Ether (ETBE)	897 million gallons (58,500 barrels/day) (d)	MTBE is a gasoline component for reducing emissions in reformulated gasolines and enhancing octane value. ETBE is an alternative gasoline component based on agriculturally produced ethanol.

Toluene Diisocyanate (TDI)	274 million pounds (e)	TDI is combined with polyols to produce flexible foam for automotive seating and home furnishings.

(a)	Includes: 100% of the 385 million pounds of capacity of Nihon Oxirane, a joint venture of which Lyondell owns 40%; 1.6 billion pounds of capacity that represents Bayer’s share of PO production from the Channelview PO/SM I plant and the Bayport, Texas PO/TBA plants under the U.S. PO Joint Venture; and 100% of the 690 million pounds of capacity of the Maasvlakte PO/SM plant, which is owned by the European PO Joint Venture with Bayer, as to which Lyondell has the right to 50% of the production. Lyondell’s net proportionate interest in PO capacity is 2.4 billion pounds. See “Joint Ventures and Other Agreements.”
(b)	Includes 100% of the approximately 220 million pounds of capacity of Nihon Oxirane, of which Lyondell owns 40%. Lyondell’s net proportionate interest in PG capacity is 1.0 billion pounds.
(c)	Includes: approximately 1.1 billion pounds of SM production from the Channelview PO/SM II plant that is committed to unrelated equity investors under long-term processing agreements; 100% of the 830 million pounds of capacity of Nihon Oxirane, of which Lyondell owns 40%; and 100% of the 1.5 billion pounds of capacity of the Maasvlakte PO/SM plant, which is owned by the European PO Joint Venture with Bayer, as to which Lyondell has the right to 50% of the production. Lyondell’s net proportionate interest in SM capacity is 2.8 billion pounds. See “Joint Ventures and Other Agreements.”
(d)	Represents total MTBE capacity. Lyondell also produces ETBE in Europe and has the ability to produce ETBE at its Channelview, Texas plant as an alternative to MTBE production.
(e)	Represents the average annual TDI capacity at Lyondell’s plant in Pont de Claix, France, which is operated by Rhodia. See “Joint Ventures and Other Agreements.”

Raw Materials

The primary raw materials used by the PO and related products segment are propylene, butane, ethylene, benzene and methanol. The market prices of these raw materials historically have been related to the price of: crude oil and its principal refinery derivatives; natural gas liquids; and natural gas, as well as market conditions for these materials. These materials are received in bulk quantities via pipeline or marine vessels. Generally, the segment’s raw materials requirements are purchased at market-based prices from numerous suppliers in the United States and Europe with which Lyondell has established contractual relationships, as well as in the spot market.

In the U.S., the PO and related products segment obtains a large portion of its propylene, benzene and ethylene raw materials from the ethylene, co-products and derivatives segment and expects this to be the case in 2006. Raw materials for the non-U.S. businesses primarily are obtained from unrelated parties. The segment consumes a portion of its internally-produced PO in the production of derivatives.

The PO and related products segment is a large volume consumer of isobutane for chemical production. Lyondell has invested in facilities, or entered into processing agreements with unrelated parties, to convert the widely available commodity, normal butane, to isobutane. The segment also is a large consumer of oxygen for its PO/TBA plants at Bayport, Texas; Botlek (Rotterdam), The Netherlands; and Fos-sur-Mer, France.

Pursuant to an agreement being phased-in over time from 2003 through 2009, Methanex is the exclusive supplier of the worldwide methanol raw material requirements for Lyondell (other than for its acetyls businesses, which Lyondell acquired in November 2004). The agreement provides supplies of methanol at cost-based prices, and Methanex has an option to extend the agreement for an additional three-year period. Lyondell purchases its ethanol requirements for the production of ETBE from regional producers and importers in Europe at market-related prices.

The cost of raw materials generally is the largest component of total production cost for the PO and related products business. The segment’s raw materials are, in general, commodity chemicals with numerous bulk suppliers and ready availability at competitive prices. Historically, raw material availability has not been an issue. However, in order to enhance reliability and competitiveness of prices and rates for supplies of raw materials, industrial gas and other utilities, Lyondell is party to long-term agreements and other arrangements with suppliers, including the ethylene, co-products and derivatives segment, for a substantial portion of its production requirements. For additional discussion regarding the effects of raw material pricing and supply on recent operating performance, see “Item 1A. Risk Factors—Risks Relating to the Businesses—Costs of raw materials and energy, as well as reliability of supply, may result in increased operating expenses and reduced results of operations” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Marketing and Sales

In 2005, most of the segment’s revenues were derived from sales to, or processing agreements with, unrelated parties. In 2005, no single PO and related products customer accounted for 10% or more of Lyondell’s total revenues.

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

Lyondell sells its MTBE and ETBE production under market-based sales agreements and in the spot market.

Sales are made by Lyondell marketing and sales personnel and through distributors and independent agents located in the Americas, Europe, the Middle East, Africa and the Asia Pacific region. Lyondell has centralized certain sales and order fulfillment functions in regional customer service centers located in Houston, Texas; Rotterdam, The Netherlands; Hong Kong, China; and Sao Paolo, Brazil. Lyondell also has long-term contracts for distribution and logistics to ensure reliable and efficient supply to its customers. PO, PG and SM are transported by barge, ocean-going vessel, pipeline, tank car and tank truck. MTBE and ETBE are transported by barge, ocean-going vessel and tank truck. Other derivatives products primarily are transported by tank truck and railcar.

For geographic data, see Note 24 to the Consolidated Financial Statements.

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

Lyondell’s PO/SM II plant at the Channelview, Texas complex is owned by Lyondell together with unrelated equity investors. Lyondell retains a majority interest in the PO/SM II plant and is the operator of the plant. A portion of the SM output of the PO/SM II plant is committed to the unrelated equity investors under long-term processing agreements. As of December 31, 2005, Lyondell had 1.1 billion pounds of SM capacity, or 21% of its worldwide capacity, committed to unrelated equity investors under these long-term processing arrangements.

Lyondell has a 40% equity interest in Nihon Oxirane, a joint venture in Japan with Sumitomo Chemical Co., Ltd. (“Sumitomo”). Since 1976, Nihon Oxirane has operated a PO/SM plant in Chiba, Japan. In the first quarter

2005, Nihon Oxirane began production at its new PG plant in Chiba, Japan with an annual PG capacity of 220 million pounds. In addition, a PO plant in Chiba, Japan constructed by Sumitomo, with an annual PO production capacity of 440 million pounds, is expected to be transferred to Nihon Oxirane during 2008.

The TDI facility at Pont de Claix, France is designed to have an average annual production capacity of 274 million pounds of TDI, and is operated by Rhodia on behalf of Lyondell pursuant to an operating agreement, which extends through March 31, 2016. The TDI produced at the Pont de Claix facility is marketed principally in Europe, the Middle East, Africa and Asia.

Competition and Industry Conditions

Competition within the PO and related products businesses is significant and is based on a variety of factors, including product quality and price, reliability of supply, technical support, customer service and potential substitute materials. Profitability in this segment is affected by the worldwide level of demand along with price competition, which may intensify due to, among other things, new industry capacity. Demand is a function of economic growth in the United States and elsewhere in the world, which fluctuates. It is not possible to predict accurately the changes in raw material costs, market conditions and other factors that will affect industry profitability in the future. Capacity share figures for Lyondell’s PO and related products businesses and its competitors, discussed below, are based on completed production facilities and, where appropriate, include the full capacity of joint venture facilities and certain long-term supply arrangements.

Lyondell’s major worldwide competitors for sales of PO are Dow and Shell. Based on published data regarding PO capacity, Lyondell believes that, including the total capacity of Nihon Oxirane, the U.S. PO Joint Venture and the European PO Joint Venture, Lyondell is the largest producer of PO worldwide, with approximately 31% of the total worldwide capacity for PO.

From 2006 to 2009, approximately 1.65 billion pounds of new industry PO capacity, or approximately 11% of 2005 global PO capacity, is expected to be added, with more than half of these additions in the Middle East and China. PO capacity expansion is expected to include the start up by Shell of a new PO/SM plant at its Nanhai, China complex in 2006, with an annual PO capacity of 550 million pounds. In addition, Dow and BASF have announced that in 2008 they expect to start up a new plant in Antwerp, Belgium using their hydrogen peroxide-to-PO technology, with an annual PO capacity of 660 million pounds. Sumitomo and Saudi Aramco also have announced the planned construction of an integrated refining and petrochemical complex in Rabigh, Saudi Arabia, which is expected to include a PO plant using technology developed by Sumitomo, with an annual PO capacity of 440 million pounds starting up by 2009. During this period, the average annual world demand growth is expected to be approximately 5%.

Lyondell competes with many marketers and producers worldwide for sales of SM, among which are BASF, ChevronPhillips, Dow, Ineos, NOVA Chemicals Corporation, Shell and TOTAL. Based on published data regarding SM capacity, Lyondell believes that it is one of the largest producers of SM worldwide.

Lyondell competes for sales of MTBE with many independent MTBE producers worldwide, the most significant of which is SABIC. Based on published data regarding MTBE capacity, Lyondell believes that it is one of the largest marketers and producers of MTBE worldwide. MTBE and ETBE face competition from products such as ethanol and direct bio-ethanol, as well as other octane components. See “Item 1A. Risk Factors—Risks Relating to the Businesses—Legislative and other actions may reduce Lyondell’s MTBE sales and cause Lyondell to produce less profitable alternative gasoline blending components instead, and may cause LCR’s revenues to decline due to reduced sales of finished gasoline products,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters.”

Lyondell manufactures TDI through a long-term processing arrangement with Rhodia at the Pont de Claix, France facility. See “Joint Ventures and Other Agreements” above. Lyondell competes with several marketers and producers for sales of TDI worldwide, including BASF, Bayer, Dow and Mitsui.

INORGANIC CHEMICALS SEGMENT

Overview

Lyondell’s inorganic chemicals businesses are conducted through Millennium, which has been a wholly owned subsidiary since Lyondell’s November 30, 2004 acquisition of Millennium.

TiO2 is the primary product of the inorganic chemicals segment, which accounted for less than 10% of Lyondell’s total revenues in 2005, the first full year that Millennium was a consolidated subsidiary of Lyondell. TiO2 accounted for approximately 71% and 69% of Millennium’s total revenues in 2004 and 2003, respectively. TiO2 is a white pigment used for imparting whiteness, brightness, opacity and durability in a wide range of products, including paint and coatings, plastics, paper and elastomers.

As of December 31, 2005, the annual TiO2 production capacity of Lyondell’s inorganic chemicals segment, using the chloride process and the sulfate process discussed below, was approximately 670,000 metric tons. Unless otherwise specified, annual processing capacities were calculated by estimating the average number of days in a typical year that a production unit of a plant is expected to operate, after allowing downtime for regular maintenance, and multiplying that number by an amount equal to the unit’s optimal daily output. Because the processing capacity of a production unit is an estimated amount, actual production volumes may be more or less than capacities set forth below.

TiO2 Production Process	Annual Capacity	Percentage of Capacity
Chloride Process	515,000 metric tons	77%
Sulfate Process	155,000 metric tons	23%

Total	670,000 metric tons	100%

TiO2 is produced in two crystalline forms: rutile and anatase. Rutile TiO2 is primarily used in paint and coatings, ink and plastics. Anatase TiO2 is primarily used in paper, ceramics, rubber and man-made fibers.

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

Lyondell’s TiO2 plants are located in the four major world markets for TiO2: North America, South America, Western Europe and the Asia/Pacific region. The North American plants, consisting of one in Baltimore, Maryland and two in Ashtabula, Ohio, use the chloride process. The plant in Salvador, Bahia, Brazil uses the sulfate process. Lyondell also owns a mineral sands mine located at Mataraca, Paraiba, Brazil, which supplies the Brazilian plant with most of its titanium ores. As of December 31, 2005, the mine had approximately 1.6 million metric tons of recoverable ilmenite reserves, approximately 266,000 metric tons of zircon reserves and approximately 26,600 metric tons of natural rutile reserves. The mine produced approximately 114,000 metric tons of ilmenite, a titanium-bearing ore, in 2005. Approximately 100,000 metric tons of ilmenite produced at the mine were processed by the Salvador TiO2 plant in 2005, while approximately 600 metric tons were sold to unrelated parties. The mine also produced approximately 20,000 metric tons of zircon and approximately 2,000 metric tons of natural rutile titanium ore, all of which were sold to unrelated parties. The Stallingborough, United Kingdom plant uses the chloride process. The plants in France at Le Havre, Normandy and Thann, Alsace use the sulfate process. The Kemerton plant in Western Australia uses the chloride process.

Lyondell’s inorganic chemicals segment also produces a number of specialty and performance TiO2-related products, some of which are manufactured at dedicated facilities and others of which are manufactured at facilities that also produce other TiO2 products. These products include titanium tetrachloride (“TiCl4”), titanyl sulfate (“TiOSO4”), ultra-fine TiO2 and silica gel.

Raw Materials

Naturally occurring titanium-bearing ores such as ilmenite and natural rutile occur as sand or hard rock deposits in various parts of the world and are used as raw materials in the TiO2 extraction process. Mining companies are increasingly treating ilmenite to extract iron and other minerals to produce slag or synthetic rutile with higher TiO2 concentrations, resulting in lower amounts of wastes and by-products during processing by TiO2 pigment plants. Generally, titanium-bearing ores are shipped by using bulk carriers from terminals in the country of origin to TiO2 production plants, usually located near port facilities. The segment obtains ores from a number of suppliers in South Africa, Australia, Canada, Brazil and Norway, generally pursuant to multi-year supply contracts. Rio Tinto Iron & Titanium Inc. (through its affiliates Richards Bay Iron & Titanium (Proprietary) Limited and QIT-Fer et Titane Inc.) and Iluka Resources Limited are the world’s largest producers of titanium ores and accounted for approximately 77% of the titanium ores purchased for Lyondell’s inorganic chemicals segment in 2005.

Other major raw materials used in the production of TiO2 are chlorine, caustic soda, coke, aluminum, sodium silicate, sodium aluminate, sulfuric acid, oxygen, nitrogen and natural gas. The number of sources for and availability of these materials is specific to the particular geographic region in which a facility is located. There are certain risks related to the acquisition of raw materials from less-developed or developing countries. See “Item 1A. Risk Factors—Risks Relating to the Businesses—Lyondell’s international operations are subject to exchange rate fluctuations, exchange controls, political risks and other risks relating to non-U.S. operations.”

A number of the raw materials used by Lyondell’s inorganic chemicals segment in the production of TiO2 and the segment’s other products are provided by only a few vendors and, accordingly, if one significant supplier or a number of significant suppliers were unable to meet their obligations under present supply arrangements, the inorganic chemicals segment could suffer reduced supplies and/or be forced to incur increased costs for these raw materials. For example, for the Australian plant, chlorine and caustic soda are obtained exclusively from one supplier under a long-term supply agreement. See “Item 1A. Risk Factors—Risks Relating to the Businesses—Costs of raw materials and energy, as well as reliability of supply, may result in increased operating expenses and reduced results of operations.” However, at the present time, chloride- and sulfate-process raw materials are available in sufficient quantities.

Marketing and Sales

Of the TiO2 sold by Lyondell’s inorganic chemicals segment in 2005, approximately 66% was sold to customers in the paint and coatings industry, approximately 24% to customers in the plastics industry, approximately 9% to customers in the paper industry, and approximately 1% to other customers. The inorganic chemicals segment experiences some seasonality in its TiO2 sales because, in general, its customers’ production of paint and coatings are greatest in the spring and summer months. TiO2 generally is sold by the segment at prices determined by market-based negotiation under annual and multi-year contracts. TiO2 is sold either directly to customers or, to a lesser extent, through agents or distributors, and is distributed by rail, truck and ocean carrier in either dry or slurry form.

No single inorganic chemicals customer accounted for 10% or more of Lyondell’s total revenues in 2005. For geographic data, see Note 24 to the Consolidated Financial Statements.

Competition and Industry Conditions

The bases for competition in the inorganic chemicals businesses are price, product quality, product performance, product delivery, customer service and reliability of supply. The major competitors for sales of

TiO2 are DuPont, Huntsman Tioxide (“Huntsman Tioxide,” a business unit of Huntsman Corporation), Kronos Worldwide, Inc. (“Kronos”) and Tronox Incorporated (“Tronox,” formerly a business unit of Kerr-McGee Corporation). Lyondell estimates that collectively, as of December 31, 2005, DuPont, Lyondell, Huntsman Tioxide, Kronos and Tronox accounted for approximately 70% of the world’s TiO2 production capacity. Lyondell is the second largest producer of TiO2 in the world, based on published rated capacity.

In certain applications, TiO2 competes with other whitening agents that are generally less effective but less expensive. These alternate products include kaolin clays, calcium carbonate pigments and synthetic polymers materials.

Generally, new plant capacity additions in the TiO2 industry are slow to develop because of the substantial capital expenditure required and the significant lead time (three to five years typically for a new plant) needed for planning, obtaining environmental approvals and permits, construction of manufacturing facilities and arranging for raw material supplies. DuPont has announced plans to construct a 200,000 ton per year TiO2 plant in Dongying, China with a planned completion date of 2010. Debottlenecking and other capacity expansions at existing plants require substantially less time and capital and can also increase overall industry capacity.

OTHER CHEMICALS

Lyondell also produces fragrance and flavors chemicals. The Brunswick, Georgia and Jacksonville, Florida facilities manufacture terpene-based fragrance ingredients and flavor ingredients, primarily for the oral care markets. These products are also used in a number of other applications, including chemical reaction agents, or initiators, for the rubber industry and solvents and cleaners, such as pine oil, for the hard surface cleaner markets.

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

LCR owns and operates a refinery (the “Refinery”), which is located on the Houston Ship Channel in Houston, Texas. LCR was formed in 1993 to upgrade the Refinery’s ability to process substantial volumes of lower cost, heavy, high sulfur crude oil. As of December 31, 2005, the Refinery’s heavy, high sulfur crude oil processing capacity was approximately 268,000 barrels per day.

The Refinery is a full conversion refinery designed to run heavy (16 to 18 degrees API), high sulfur crude oil. This crude oil is more viscous and dense than traditional crude oil and contains higher concentrations of sulfur and heavy metals, making it more difficult to refine into gasoline and other high value fuel products, but has historically been less costly to purchase. Processing heavy, high sulfur crude oil in significant quantities requires a refinery with extensive coking, catalytic cracking, hydrotreating and desulfurization capabilities, i.e., a “complex refinery.” The Refinery’s complexity enables it to operate in full conversion mode, producing a slate of products that consists primarily of high value, clean products. The Refinery’s clean products include premium grades such as reformulated gasoline, jet fuel, low sulfur diesel and aromatics. The Refinery’s products also include conventional gasoline, lube oils (industrial lubricants, white oils and process oils), carbon black oil, refinery-grade propylene, sulfur, residual fuel and petroleum coke. Gasoline accounted for approximately 39% of

LCR’s total revenues in 2005, 38% in 2004 and 39% in 2003. Diesel accounted for approximately 30% of LCR’s total revenues in 2005, 29% in 2004 and 26% in 2003. The aromatics produced by the Refinery are benzene, toluene, orthoxylene and paraxylene. These products are sold to manufacturers of intermediate chemicals and polyester intermediates and are ultimately used in clothing, soft drink bottles and drinking cups, audio and video tapes, and resins.

The following table outlines the primary products of Lyondell’s refining segment, annual rated capacity (on a calendar day basis) as of December 31, 2005, and the primary uses for such products. The term “rated capacity,” as used in this table, is calculated by estimating the average number of days in a typical year that a production unit of a plant is expected to operate, after allowing for downtime for regular maintenance, and multiplying that number by an amount equal to the unit’s optimal daily output based on the design raw material mix. Because the rated capacity of a production unit is an estimated amount, the actual production volumes may be more or less than the rated capacity. Capacities shown represent 100% of the capacity of LCR, of which Lyondell owns 58.75%.

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

Management of LCR

LCR is governed by a Limited Partnership Agreement, which provides that LCR is managed by a Partnership Governance Committee composed of six representatives, three of whom are appointed by each general partner. The day-to-day operations of the Refinery are managed by a general manager, who is a loaned employee of Lyondell. Lyondell and CITGO also perform various administrative services for LCR pursuant to an administrative services agreement.

Raw Materials

In 1993, LCR entered into a long-term crude supply agreement (the “Crude Supply Agreement”) with PDVSA Petróleo, S.A. (“PDVSA Oil”), an affiliate of CITGO and of PDVSA. Most of the crude oil used by LCR as a raw material for its Refinery is purchased under the Crude Supply Agreement. Both PDVSA Oil and CITGO are direct or indirect wholly owned subsidiaries of PDVSA.

The Crude Supply Agreement, which expires on December 31, 2017, incorporates formula prices to be paid by LCR for the crude oil supplied based on the market value of a slate of refined products deemed to be produced from each particular crude oil or raw material, less: (1) certain deemed refining costs, adjustable for inflation and energy costs; (2) certain actual costs; and (3) a deemed margin, which varies according to the grade of crude oil or other raw material delivered. The actual refining margin earned by LCR may vary from the formula amount depending on, among other things, timing differences in incorporating changes in refined product market values and energy costs into the Crude Supply Agreement’s deemed margin calculations and the efficiency with which LCR conducts its operations. Although LCR believes that the Crude Supply Agreement reduces the volatility of LCR’s earnings and cash flows over the long-term, the Crude Supply Agreement also limits LCR’s ability to enjoy higher margins during periods when the market price of crude oil is low relative to the then-current market prices for refined products. In addition, if the actual yields, costs or volumes of the LCR refinery differ substantially from those contemplated by the Crude Supply Agreement, the benefits of this agreement to LCR could be substantially diminished, and could result in lower earnings and cash flow for LCR. Furthermore, there may be periods during which LCR’s costs for crude oil under the Crude Supply Agreement may be higher than might otherwise be available to LCR from other sources. Expansion or contraction of the average market heavy crude oil refining margin can result in situations in which the Crude Supply Agreement per barrel margin is either greater than or less than the margin that could be obtained through open market purchases of heavy crude oil. For example, from 2000 to the early portion of 2004, the Crude Supply Agreement contract was advantageous to LCR; however, during the fourth quarter of 2004 and throughout 2005, the Crude Supply Agreement per barrel margin was less than the margin that could be obtained through open market purchases of heavy crude oil.

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

Subject to rights of first offer and first refusal, the partners each have a right to transfer their interests in LCR to unaffiliated third parties in certain circumstances. If neither CITGO, PDVSA Oil nor their affiliates were a partner in LCR, PDVSA Oil would have an option to terminate the Crude Supply Agreement. Depending on then-current market conditions, any modification, breach or termination of the Crude Supply Agreement, or any interruption in this source of crude oil, would require LCR to purchase all or a portion of its crude oil in the merchant market, could subject LCR to significant volatility and price fluctuations and could adversely affect LCR and, therefore, Lyondell. Alternative crude oil supplies with similar margins may not be available for purchase by LCR.

Under the Crude Supply Agreement, generally PDVSA Oil is required to sell and LCR is required to purchase 230,000 barrels per day of heavy crude oil, which constitutes approximately 86% of LCR’s refining capacity of 268,000 barrels per day of crude oil. From 1998 through 2002, PDVSA Oil, from time to time, declared itself in a force majeure situation and subsequently reduced deliveries of crude oil. Such reductions in deliveries were purportedly based on announced OPEC production cuts. At such times, PDVSA Oil informed LCR that the Venezuelan government, through the Ministry of Energy and Mines, had instructed that production of certain grades of crude oil be reduced. In certain circumstances, PDVSA Oil made payments to LCR under a different provision of the Crude Supply Agreement in partial compensation for such reductions.

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

Marketing and Sales

The Refinery produces gasoline, low sulfur diesel, jet fuel, aromatics, lube oils and certain industrial products. On a weekly basis, LCR evaluates and determines the optimal product output mix for the Refinery, based on spot market prices and conditions. Under a long-term product sales agreement (the “Products Agreement”), CITGO is obligated to purchase and LCR is required to sell 100% of the finished gasoline, jet fuel, heating oil, diesel fuel, coke and sulfur produced by the Refinery. The products are transported to CITGO via pipeline, rail cars, barge and truck. CITGO purchases these products at market-related prices based on regional industry benchmark indexes. For example, the price for gasoline is based on prices published by Platts Oilgram, an industry trade publication. The Products Agreement provides that Lyondell controls all of LCR’s material decisions and enforcement rights in connection with the Products Agreement so long as CITGO has a direct or indirect ownership interest in LCR. The Products Agreement expires on December 31, 2017. Under the terms of lubricant sales agreements expiring on December 31, 2017, CITGO purchases all of the lube oils manufactured by LCR. In addition, CITGO serves as LCR’s sole agent to market paraxylene and orthoxylene produced by LCR. The ethylene, co-products and derivatives segment purchases benzene produced by LCR, and also serves as LCR’s sole agent to market toluene produced by LCR.

Competition and Industry Conditions

The refining business tends to be volatile as well as cyclical. Crude oil prices, which are impacted by worldwide political events and the economics of exploration and production in addition to refined products demand, are the largest source of the volatility. Demand for refined products is influenced by seasonal and short-term factors such as weather and driving patterns, as well as by longer term issues such as the economy, energy conservation and alternative fuels. Industry refined products supply is also dependent on industry operating capabilities and on long-term refining capacity trends. Growth in demand for refined products without comparable growth in supply has led to tight refined products supply conditions in the U.S. Management believes that the combination of the Crude Supply Agreement and the Products Agreement generally has the effect of stabilizing earnings and cash flows and reducing the market-driven aspects of the business’ volatility over the long-term.

With a capacity of approximately 268,000 barrels per day, the Company believes that the Refinery is one of North America’s largest full conversion (i.e., not producing asphalt or high sulfur heavy fuel) refineries capable of processing 100% heavy, high sulfur crude oil.

Among LCR’s refining competitors are major integrated oil companies and domestic refiners that are owned by or affiliated with major integrated oil companies. Based on published industry data, as of December 31, 2005, there were 131 crude oil refineries in operation in the United States, and total domestic refinery capacity was approximately 17.1 million barrels per day. During 2005, LCR processed an average of approximately 217,000 barrels per day of crude oil or approximately 1.3% of all U.S. crude capacity.

ENVIRONMENTAL CAPITAL EXPENDITURES

Lyondell and LCR (together with the industries in which they operate) are subject to extensive national, state and local environmental laws and regulations concerning, and are required to have permits and licenses regulating, emissions to the air, discharges onto land or waters and the generation, handling, storage, transportation, treatment and disposal of waste materials. In some cases, compliance with environmental, health and safety laws and regulations can only be achieved by capital expenditures. In the years ended December 31, 2005, 2004 and 2003, the Company (including Equistar and Millennium for 2005 and December 2004) spent approximately $88 million, $30 million and $11 million, respectively, for environmentally related capital expenditures at existing facilities. Prior to Lyondell’s November 30, 2004 acquisition of Millennium, Equistar and Millennium were not consolidated subsidiaries of Lyondell. In the years ended December 31, 2005, 2004 and 2003, Equistar (on a 100% basis) spent approximately $62 million, $44 million and $38 million, respectively, and Millennium (on a 100% basis) spent approximately $8 million, $8 million and $9 million, respectively, for environmentally related capital expenditures at existing facilities. The Company currently estimates that environmentally related capital expenditures at its facilities (including Equistar and Millennium facilities) will be approximately $85 million for 2006 and $43 million for 2007. In addition to the effect of including Equistar and Millennium capital expenditures, the Company’s 2005 capital expenditures and estimated 2006 capital expenditures reflect increased spending related to air emission reductions and wastewater management.

In the years ended December 31, 2005, 2004 and 2003, environmentally related capital expenditures by LCR (on a 100% basis) were $106 million, $31 million and $16 million, respectively. Environmentally related capital expenditures at LCR’s facilities (on a 100% basis) are estimated to be approximately $127 million in 2006 and $38 million in 2007. The environmental spending at LCR’s facilities in 2005 and the estimated 2006 capital expenditures reflect increased spending related to low sulfur fuels regulations, as well as air emission reductions.

For additional information regarding environmentally related capital expenditures, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters” and Note 20 to the Consolidated Financial Statements.

RESEARCH AND TECHNOLOGY; INTELLECTUAL PROPERTY

Lyondell conducts research and development principally at technology centers in Baltimore, Maryland; Cincinnati, Ohio; and Newtown Square, Pennsylvania.

Lyondell maintains an extensive patent portfolio and continues to file new patent applications in the United States and other countries. As of December 31, 2005, Lyondell owned approximately 575 United States patents and approximately 1,260 worldwide patents. Lyondell owns globally registered and unregistered trademarks, including the Lyondell, Equistar and Millennium logos. While Lyondell believes that its intellectual property provides competitive advantages, Lyondell does not regard its businesses as being materially dependent upon any single patent, trademark or license.

The research and development expenditures for Lyondell, including 2005 and December 2004 expenditures for Equistar and Millennium, were $ 91 million in 2005, $41 million in 2004 and $37 million in 2003. Prior to Lyondell’s November 30, 2004 acquisition of Millennium, Equistar and Millennium were not consolidated subsidiaries of Lyondell. In the years ended December 31, 2005, 2004 and 2003, Equistar’s research and development expenditures (on a 100% basis) were $33 million, $34 million and $38 million, respectively, and Millennium’s research and development expenditures (on a 100% basis) were $23 million, $21 million and $23 million, respectively. As part of the acquisition of Millennium, $64 million of the purchase price was allocated to the value of purchased in-process research and development (“IPR&D”). Accordingly, Lyondell’s results of operations for 2004 include a charge of $64 million for the value of the acquired IPR&D.

Lyondell owns a 58.75% interest in LCR. LCR owns trademarks relating to lubricants, which are licensed by LCR exclusively to CITGO. LCR does not regard its business as being materially dependent upon any single patent, trademark or license.

EMPLOYEE RELATIONS

At December 31, 2005, Lyondell had approximately 10,000 full-time and part-time employees (including Equistar and Millennium employees), approximately 6,715 of whom were located in the United States, approximately 2,130 of whom were located in Europe, approximately 700 of whom were located in Latin America, approximately 360 of whom were located in Australia and approximately 95 of whom were located in Asia. As of December 31, 2005, approximately 13% of the employees located in the U.S., approximately 55% of the employees located in Europe and substantially all of the employees located in Latin American were represented by labor unions. In addition to its own employees, Lyondell uses the services of independent contractors in the routine conduct of its businesses. Lyondell believes its relations with its employees are good.

At December 31, 2005, LCR employed approximately 880 full-time employees. Approximately 53% of LCR’s employees are covered by a collective bargaining agreement between LCR and the United Steelworkers Union, which expires in January 2009. In addition to its own employees, LCR uses the services of Lyondell and CITGO employees pursuant to shared services and loaned employee arrangements and also uses the services of independent contractors in the routine conduct of its business. LCR believes its relations with its employees are good.

Item 1A. Risk Factors

There are many factors that may affect the businesses and results of operations of Lyondell and its joint ventures. For additional discussion regarding factors that may affect the businesses and operating results of Lyondell and its joint ventures, see “Item 1. Business,” “Item 3. Legal Proceedings,” “Forward-Looking Statements,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A. Disclosure of Market Risk.” If one or more of these risks actually occur, Lyondell’s business, financial position or results of operations could be materially and adversely affected.

Risks Relating to the Businesses

Costs of raw materials and energy, as well as reliability of supply, may result in increased operating expenses and reduced results of operations.

Lyondell purchases large amounts of raw materials and energy for its businesses. The cost of these raw materials and energy, in the aggregate, represents a substantial portion of its operating expenses. The costs of raw materials and energy used for most of its products generally follow price trends of, and vary with the market conditions for, crude oil and natural gas, which may be highly volatile and cyclical. Raw material and energy costs increased during 2005 and remain at high levels. There have been in the past, and will likely be in the future, periods of time when Lyondell is unable to pass raw material and energy cost increases on to customers quickly enough to avoid adverse impacts on its results of operations. Customer consolidation also has made it more difficult to pass along cost increases to customers. Lyondell’s results of operations have been, and could be in the future, significantly affected by increases and volatility in these costs. Cost increases also may increase working capital needs, which could reduce Lyondell’s liquidity and cash flow. In addition, when raw material and energy costs increase rapidly and are passed along to customers as product price increases, the credit risks associated with certain customers can be compounded. See “Lyondell sells commodity products in highly competitive markets and faces significant price pressures” below.

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

Furthermore, across Lyondell, there are a limited number of suppliers for some of its raw materials and utilities and, in some cases, the number of sources for and availability of raw materials is specific to the particular geographic region in which a facility is located. In addition, for some Lyondell products, the facilities and/or distribution channels of raw material suppliers and Lyondell form an integrated system. This is especially true in the U.S. Gulf Coast where the infrastructure of the petrochemical industry is tightly integrated such that a major disruption of supply of a given commodity can negatively affect numerous participants, including suppliers of other raw materials. If one or more of Lyondell’s significant suppliers were unable to meet its obligations under present supply arrangements or supplies are otherwise disrupted, Lyondell’s businesses could suffer reduced supplies or be forced to incur increased costs for their raw materials, which would have a direct negative impact on plant operations. For example, Hurricanes Katrina and Rita negatively affected crude oil and natural gas supplies, as well as supplies of some of Lyondell’s other raw materials, contributing to increases in raw material prices during the second half of 2005 and, in some cases, disrupting production. In addition, hurricane-related disruption of rail and pipeline traffic in the U.S. Gulf Coast area negatively affected shipments of raw materials and product.

The cyclicality of the chemical and refining industries may cause significant fluctuations in Lyondell’s operating results.

Lyondell’s historical operating results reflect the cyclical and volatile nature of the supply-demand balance in both the chemical and refining industries, and Lyondell’s future operating results continue to be affected by this cyclicality and volatility. These industries historically have experienced alternating periods of capacity shortages leading to tight supply, causing prices and profit margins to increase, followed by periods when substantial capacity is added, resulting in oversupply, declining capacity utilization rates and declining prices and profit margins. The cyclicality of these industries results in volatile profits and cash flow over the business cycles.

The chemical industry has entered a period characterized by tight supply in many product areas and increased demand as the global economy has improved over the past several years. As a result, the industry has seen a return to enhanced profitability, even in a world of volatile raw material and energy costs. However, the sustainability of these positive business conditions remains subject to uncertainty. The global economic and political environment continues to be uncertain, and negative changes could result in a decline in demand and place pressure on Lyondell’s results of operations. In addition, new capacity additions by some participants in the industry, especially those in the Middle East and Asia that are expected to start up beginning in 2006 and through the latter part of the decade, could lead to another period of oversupply and poor profitability.

Lyondell may reduce production at or idle a facility for an extended period of time or exit a business because of an oversupply of a particular product and/or a lack of demand for that particular product, or high raw material prices, which makes production uneconomical. Any decision to permanently close facilities or exit a business would result in impairment and other charges to earnings. Temporary outages sometimes last for several quarters or, in certain cases, longer, and could cause Lyondell to incur costs, including the expenses of maintaining and restarting these facilities. It is possible that factors such as increases in raw material costs or lower demand in the future will cause Lyondell to reduce operating rates, idle facilities or exit uncompetitive businesses.

External factors beyond Lyondell’s or LCR’s control can cause fluctuations in demand for their products and in their prices and margins, which may result in lower operating results.

External factors beyond Lyondell’s or LCR’s control can cause volatility in the price of raw materials and other operating costs, as well as significant fluctuations in demand for their products and can magnify the impact of economic cycles on its businesses. Examples of external factors include:

•	general economic conditions;

•	international events and circumstances;

•	competitor actions;

•	governmental regulation in the U.S. and abroad; and

•	severe weather and natural disasters.

Lyondell believes that events in the Middle East have had a particularly adverse influence on its businesses in recent years and may continue to do so. In addition, a number of Lyondell’s products are highly dependent on durable goods markets, such as the housing and automotive markets, which also are cyclical. Many of Lyondell’s products are components of other chemical products that, in turn, are subject to the supply-demand balance of both the chemical and refining industries and general economic conditions. The global economy has improved, increasing demand for Lyondell’s products and resulting in improved operating results as operations have approached full capacity for the majority of Lyondell’s products. This has occurred even as the volatility and elevated level of prices for crude oil and natural gas have resulted in increased raw material costs. However, the impact of the factors cited above and others may once again cause a slowdown in the business cycle, reducing demand and lowering operating rates and, ultimately, reducing profitability.

Lyondell sells commodity products in highly competitive markets and faces significant price pressures.

Lyondell sells its products in highly competitive markets. Due to the commodity nature of many of its products, competition in these markets is based primarily on price and to a lesser extent on product performance, product quality, product deliverability, reliability of supply and customer service. As a result, Lyondell generally is not able to protect its market position for these products by product differentiation and may not be able to pass on cost increases to its customers. Accordingly, increases in raw material and other costs may not necessarily correlate with changes in prices for these products, either in the direction of the price change or in magnitude. In addition, Lyondell’s ability to increase product sales prices, and the timing of those increases, are affected by the supply-demand balances for its products, as well as the capacity utilization rates for those products. Timing differences in pricing between rising raw material costs, which may change daily, and contract product prices, which in many cases are negotiated only monthly or less often, sometimes with an additional lag in effective dates for increases, have reduced and may continue to reduce profitability. Further, volatility in costs and pricing can result in commercial disputes with customers and suppliers with respect to interpretations of complex contractual arrangements. Significant adverse resolution of any such disputes also could reduce profitability.

Lyondell’s international operations are subject to exchange rate fluctuations, exchange controls, political risks and other risks relating to non-U.S. operations.

Lyondell has substantial international operations, which are subject to the risks of doing business abroad, including fluctuations in currency exchange rates, transportation delays and interruptions, political and economic instability and disruptions, restrictions on the transfer of funds, the imposition of duties and tariffs, import and export controls, changes in governmental policies, labor unrest and current and changing regulatory environments. These events could reduce the demand for Lyondell’s products internationally, decrease the prices at which it can sell its products internationally or disrupt production or other operations internationally, which could reduce its operating results. In addition, Lyondell obtains a substantial portion of its principal raw materials from sources outside the U.S., which are subject to these same risks. Although Lyondell has compliance programs and processes intended to ensure compliance with applicable customs, currency exchange control regulations, transfer pricing regulations or any other laws or regulations to which it may be subject, Lyondell is subject to the risk that its compliance could be challenged. Furthermore, these laws may be modified, the result of which may be to prevent or limit non-U.S. subsidiaries from transferring cash to Lyondell. For geographic data, see Note 24 to the Consolidated Financial Statements.

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

LCR’s Crude Supply Agreement with PDVSA Oil is important to LCR’s operations because it reduces the volatility of earnings and cash flow. The agreement is subject to the risk of enforcing contracts against non-U.S. affiliates of a sovereign nation and force majeure risks.

As discussed earlier in “Item 1. Business—Refining Segment—Raw Materials,” LCR is party to a long-term Crude Supply Agreement with PDVSA Oil, a wholly owned subsidiary of PDVSA, under which LCR purchases most of its crude oil. There are risks associated with enforcing the provisions of contracts with companies such as PDVSA Oil that are non-U.S. affiliates of a sovereign nation. See “Item 3. Legal Proceedings” for a discussion of litigation related to the Crude Supply Agreement. Additionally, all of the crude oil supplied by PDVSA Oil under the Crude Supply Agreement is produced in Venezuela, which has experienced economic difficulties and attendant social and political changes and unrest in recent years. It is impossible to predict how governmental policies may change under the current or any subsequent Venezuelan government. Depending on then-current market conditions, any modification, breach or termination of the Crude Supply Agreement, or any interruption in this source of crude oil, would require LCR to purchase all or a portion of its crude oil in the merchant market, and could subject LCR to significant volatility and price fluctuations and could adversely affect LCR, and, therefore, Lyondell. See “Item 1. Business—Refining Segment—Raw Materials” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information about the Crude Supply Agreement.

Lyondell’s and LCR’s operations and assets are subject to extensive environmental, health and safety and other laws and regulations, which could result in material costs or liabilities.

Lyondell and LCR cannot predict with certainty the extent of future liabilities and costs under environmental, health and safety and other laws and regulations and whether liabilities and costs will be material.

Lyondell and LCR also may face liability for alleged personal injury or property damage due to exposure to chemicals or other hazardous substances at their facilities or chemicals that they manufacture, handle or own. In addition, because Lyondell’s chemical products are components of a variety of other end-use products, Lyondell, along with other members of the chemical industry, is inherently subject to potential claims related to those end-use products. Although claims of the types described above have not historically had a material impact on Lyondell’s or LCR’s operations, a substantial increase in the success of these types of claims could result in the expenditure of a significant amount of cash by Lyondell or LCR to pay claims, and could reduce their operating results.

Lyondell and LCR (together with the industries in which they operate) are subject to extensive national, state and local environmental laws and regulations concerning, and are required to have permits and licenses regulating, emissions to the air, discharges onto land or waters and the generation, handling, storage, transportation, treatment and disposal of waste materials. Many of these laws and regulations provide for substantial fines and potential criminal sanctions for violations. Some of these laws and regulations are subject to varying and conflicting interpretations. In addition, some of these laws and regulations require Lyondell and LCR to meet specific financial responsibility requirements. Lyondell cannot accurately predict future developments, such as increasingly strict environmental laws, and inspection and enforcement policies, as well as higher compliance costs, which might affect the handling, manufacture, use, emission or disposal of products, other materials or hazardous and non-hazardous waste. Some risk of environmental costs and liabilities is inherent in Lyondell’s and LCR’s operations and products, as it is with other companies engaged in similar businesses, and there is no assurance that material costs and liabilities will not be incurred. In general, however, with respect to the costs and risks described above, Lyondell does not expect that it or LCR will be affected differently than the rest of the chemical and refining industries where their facilities are located.

Environmental laws may have a significant effect on the nature and scope of cleanup of contamination at current and former operating facilities, the costs of transportation and storage of raw materials and finished products and the costs of the storage and disposal of wastewater. Also, U.S. “Superfund” statutes may impose joint and several liability for the costs of remedial investigations and actions on the entities that generated waste, arranged for disposal of the wastes, transported to or selected the disposal sites and the past and present owners and operators of such sites. All such responsible parties (or any one of them, including Lyondell and LCR) may be required to bear all of such costs regardless of fault, the legality of the original disposal or ownership of the disposal site. In addition, similar environmental laws and regulations that have been or may be enacted in countries outside of the U.S. may impose similar liabilities and costs upon Lyondell.

Lyondell and LCR have on-site solid-waste management units at several facilities. It is anticipated that corrective measures will be necessary to comply with federal and state requirements with respect to these facilities. Lyondell and LCR also have liabilities under the Resource Conservation and Recovery Act and various state and non-U.S. government regulations related to several current and former plant sites. Lyondell and LCR also are responsible for a portion of the remediation of certain off-site waste disposal facilities. Lyondell and LCR are contributing funds to the cleanup of several waste sites throughout the U.S. under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and the Superfund Amendments and Reauthorization Act of 1986, including the Kalamazoo River Superfund Site discussed below. Lyondell and LCR also have been named as potentially responsible parties at several other sites. Lyondell’s policy is to accrue remediation expenses when it is probable that such efforts will be required and the related expenses can be reasonably estimated. Estimated costs for future environmental compliance and remediation are necessarily imprecise due to such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites and the allocation of costs among the potentially responsible parties under applicable statutes. For further discussion regarding Lyondell’s and LCR’s environmental matters and related accruals (including those discussed in this risk factor), and environmentally-related capital expenditures, see also “Item 1. Business—Environmental Capital Expenditures,” “Item 3. Legal Proceedings—Environmental Matters,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters” and Note

20 to the Consolidated Financial Statements. If actual expenditures exceed the amounts accrued, that could have an adverse effect on Lyondell’s results of operations and financial position.

Kalamazoo River Superfund Site—Lyondell acquired Millennium on November 30, 2004. A Millennium subsidiary has been identified as a Potential Responsible Party (“PRP”) with respect to the Kalamazoo River Superfund Site. The site involves cleanup of river sediments and floodplain soils contaminated with polychlorinated biphenyls, cleanup of former paper mill operations, and cleanup and closure of landfills associated with the former paper mill operations. Litigation concerning the matter commenced in December 1987 but was subsequently stayed and is being addressed under CERCLA. In 2000, the Kalamazoo River Study Group (the “KRSG”), of which the Millennium subsidiary and other PRPs are members, submitted to the State of Michigan a Draft Remedial Investigation and Draft Feasibility Study, which evaluated a number of remedial options for the river. The estimated costs for these remedial options ranged from $0 to $2.5 billion.

At the end of 2001, the U.S. Environmental Protection Agency (“EPA”) took lead responsibility for the river portion of the site at the request of the State of Michigan. In 2004, the EPA initiated a confidential process to facilitate discussions among the agency, the Millennium subsidiary, other PRPs, the Michigan Departments of Environmental Quality and Natural Resources, and certain federal natural resource trustees about the need for additional investigation activities and different possible approaches for addressing the contamination in and along the Kalamazoo River. These discussions are continuing.

As of December 31, 2005, the probable future remediation spending associated with the river cannot be determined with certainty. Although the KRSG study identified a broad range of remedial options, not all of those options would represent reasonably possible outcomes. Management does not believe that it can identify a single remedy among those options that would represent the highest-cost reasonably possible outcome. However, Lyondell recognized a liability representing Millennium’s interim allocation of 55% of the $73 million total of estimated cost of bank stabilization, recommended as the preferred remedy in 2000 by the KRSG study, and of certain other costs. At December 31, 2005, the balance of this liability, net of related spending, was $57 million.

In addition, Lyondell recognized a liability primarily related to Millennium’s estimated share of remediation costs for two former paper mill sites and associated landfills, which are also part of the Kalamazoo River Superfund Site. At December 31, 2005, the balance of the liability, net of related spending, was $46 million. Although no final agreement has been reached as to the ultimate remedy for these locations, Millennium has begun remediation activity related to these sites.

Millennium’s ultimate liability for the Kalamazoo River Superfund Site will depend on many factors that have not yet been determined, including the ultimate remedy selected, the determination of natural resource damages, the number and financial viability of the other PRPs, and the determination of the final allocation among the PRPs.

Other Regulatory Requirements—In addition to the matters described above, Lyondell and LCR are subject to other material regulatory requirements, including those relating to the shipment or exportation of products. Although Lyondell and LCR have compliance programs and other processes intended to ensure compliance with all such regulations, Lyondell and LCR are subject to the risk that their compliance with such regulations could be challenged. Non-compliance with certain of these regulations could result in the incurrence of additional costs, penalties or assessments that could be significant.

Legislative and other actions may reduce Lyondell’s MTBE sales and cause Lyondell to produce less profitable alternative gasoline blending components instead, and may cause LCR’s revenues to decline due to reduced sales of finished gasoline products.

In the U.S., the Clean Air Act Amendments of 1990 set minimum levels for oxygenates, such as MTBE, used in gasoline sold as reformulated fuel in areas not meeting specified air quality standards. However, the presence of MTBE in some water supplies in California and other states due to gasoline leaking from underground storage tanks and in surface water from recreational water craft led to public concern about the use of MTBE and resulted in the U.S. federal Energy Policy Act of 2005 and U.S. state governmental initiatives to reduce the use of MTBE.

The federal Energy Policy Act of 2005, which was enacted in the U.S. in August 2005, does not phase-down or ban the use of MTBE. However, the Act eliminates the oxygen standard for reformulated fuels, effective May 6, 2006, and also contains a renewable fuel standard that mandates the use of ethanol in gasoline. As a result of the elimination of the oxygen standard for reformulated fuels, companies may choose to no longer use MTBE or any other oxygenate. Various U.S. states have banned or are considering banning the use of MTBE. For example, California, Connecticut and New York banned MTBE, effective January 2004, and New Jersey banned MTBE, effective January 2009. In addition, beginning in 2003, several major oil companies substantially reduced or discontinued the use of MTBE in gasoline produced for California markets and several refiners have indicated their intent to completely discontinue the use of MTBE in the U.S. In addition to decisions by certain refiners and blenders to discontinue use of MTBE, some common carrier pipelines have announced that they will not carry reformulated gasoline containing MTBE beginning as early as March 2006. It is not clear whether these actions by pipelines are consistent with regulatory requirements and Lyondell is contesting these actions by pipelines.

The combination of these actions is expected to negatively affect U.S. MTBE demand and, therefore, negatively impact Lyondell’s revenues. Lyondell’s North American MTBE business accounted for approximately $1.4 billion of Lyondell’s revenues in 2005. However, at this time, Lyondell cannot predict the full impact that the U.S. federal legislation, state governmental initiatives and bans, and these commercial actions will have on MTBE margins or volumes longer term. Lyondell intends to continue marketing MTBE in the U.S., as well as outside of the U.S. However, should it become necessary or desirable to significantly reduce MTBE production as a result of state bans or commercial decisions by refiners, blenders and pipelines to discontinue use or transportation of MTBE, Lyondell has or will have the flexibility to produce alternative gasoline blending components, such as iso-octane, iso-octene (also known as “di-isobutylene”) or ETBE. Lyondell is installing equipment at its Channelview, Texas facility that will provide Lyondell with the flexibility to produce either di-isobutylene or MTBE at that facility, and this flexibility will be in place in 2006. The current estimated cost of converting this facility to di-isobutylene production is less than $20 million. In addition, Lyondell’s U.S.-based and European-based MTBE plants can produce ETBE and Lyondell has produced and sold ETBE in Europe to address Europe’s growing demand for biofuels. Conversion and product decisions will be influenced by further regulatory and market developments. The profit contribution related to the non-ether alternative gasoline blending components is likely to be lower than that historically realized on MTBE. In addition, there likely will be higher distribution costs associated with exporting MTBE outside of the U.S., and the increased supply of MTBE may reduce profitability of MTBE in these export markets.

In addition, these actions by pipelines are expected to cause LCR to reduce its production and sales of finished gasoline products, which could negatively impact LCR’s revenues. Although LCR will offset a portion of these reductions by producing and selling the component products, LCR faces constraints in doing so in the near term and the revenues from sales of component products may not always completely offset the lost revenues related to the decreased sales of finished gasoline products.

Proceedings related to the alleged exposure to lead-based paints and lead pigments could require Millennium to expend material amounts in litigation and settlement costs and judgments.

Together with alleged past manufacturers of lead-based paint and lead pigments for use in paint, Millennium has been named as a defendant in various legal proceedings alleging personal injury, property damage, and remediation costs allegedly associated with the use of these products. The plaintiffs include individuals and governmental entities, and seek recovery under a variety of theories, including negligence, failure to warn, breach of warranty, conspiracy, market share liability, fraud, misrepresentation and nuisance. The majority of these legal proceedings assert unspecified monetary damages in excess of the statutory minimum and, in certain cases, equitable relief such as abatement of lead-based paint in buildings. These legal proceedings are in various trial stages and post-dismissal settings, some of which are on appeal. One legal proceeding relating to lead pigment or paint was tried in 2002. On October 29, 2002, the judge in that case declared a mistrial after the jury declared itself deadlocked. The sole issue before the jury was whether lead pigment in paint in and on Rhode Island buildings constituted a “public nuisance.” The re-trial of this case began on November 1, 2005. On February 22, 2006, a jury returned a verdict in favor of the State of Rhode Island finding that the cumulative presence of lead pigments in paints and coatings on buildings in the state constitutes a public nuisance; that a Millennium subsidiary and other defendants either caused or substantially contributed to the creation of the public nuisance; and that those defendants, including the Millennium subsidiary, should be ordered to abate the public nuisance. On February 28, 2006, the judge held that the state could not proceed with its claim for punitive damages. As a result, the jury was discharged. There will be further proceedings by the judge to determine the scope of any abatement. Millennium is considering its options, including all appropriate appeals.

While Lyondell believes that Millennium has valid defenses to all the lead-based paint and lead pigment proceedings and is vigorously defending them, litigation is inherently subject to many uncertainties. Additional lead-based paint and lead pigment litigation may be filed against Millennium in the future asserting similar or different legal theories and seeking similar or different types of damages and relief, and any adverse court rulings or determinations of liability, among other factors, could affect this litigation by encouraging an increase in the number of future claims and proceedings. In addition, from time to time, legislation and administrative regulations have been enacted or proposed to impose obligations on present and former manufacturers of lead-based paint and lead pigment respecting asserted health concerns associated with such products or to overturn successful court decisions. Lyondell is unable to predict the outcome of lead-based paint and lead pigment litigation, the number or nature of possible future claims and proceedings, and the effect that any legislation and/or administrative regulations may have on Millennium and, therefore, Lyondell. In addition, Lyondell cannot reasonably estimate the scope or amount of the costs and potential liabilities related to such litigation, or any such legislation and regulations. Thus, any liability Millennium incurs with respect to pending or future lead-based paint or lead pigment litigation, or any legislation or regulations could, to the extent not covered or reduced by insurance or other recoveries, have a material impact on Millennium’s and, therefore, Lyondell’s results of operations. In addition, Lyondell has not accrued any liabilities for judgments or settlements against Millennium resulting from lead-based paint and lead pigment litigation. See “Item 3. Legal Proceedings—Litigation Matters” for additional discussion regarding lead-based paint and lead pigment litigation.

Operating problems in the businesses of Lyondell and LCR may result in lower operating results.

The occurrence of material operating problems at facilities owned by Lyondell and LCR, including, but not limited to, the events described below, may materially reduce the productivity and profitability of a particular manufacturing facility, or Lyondell as a whole, during and after the period of such operational difficulties. Lyondell’s operating results are dependent on the continued operation of its and LCR’s various production facilities and the ability to complete construction and maintenance projects on schedule.

Although Lyondell and LCR take precautions to enhance the safety of their operations and minimize the risk of disruptions, their operations, along with the operations of other members of the chemical and refining industries, are subject to hazards inherent in chemical manufacturing and refining and the related storage and transportation of raw materials, products and wastes. These potential hazards include:

•	pipeline leaks and ruptures;

•	explosions;

•	fires;

•	severe weather and natural disasters;

•	mechanical failure;

•	unscheduled downtimes;

•	supplier disruptions;

•	labor difficulties;

•	transportation interruptions;

•	remediation complications;

•	chemical spills;

•	discharges or releases of toxic or hazardous substances or gases;

•	storage tank leaks;

•	other environmental risks; and

•	terrorist acts.

Some of these hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties.

Furthermore, Lyondell and LCR also will continue to be subject to present and future claims with respect to workplace exposure, workers’ compensation and other matters. Lyondell and LCR maintain property, business interruption and casualty insurance that they believe are in accordance with customary industry practices, but they are not fully insured against all potential hazards incident to their businesses, including losses resulting from natural disasters, war risks or terrorist acts. Changes in insurance market conditions have caused, and may in the future cause, premiums and deductibles for certain insurance policies to increase substantially and, in some instances, for certain insurance to become unavailable or available only for reduced amounts of coverage. If Lyondell or LCR were to incur a significant liability for which they were not fully insured, that company might not be able to finance the amount of the uninsured liability on terms acceptable to it or at all, and might be obligated to divert a significant portion of its cash flow from normal business operations.

Shared control of joint ventures may delay decisions or actions regarding the joint ventures and changes in ownership of joint ventures may have an adverse effect on Lyondell.

A portion of Lyondell’s operations are conducted through joint ventures. Lyondell shares control of these joint ventures with third parties.

Lyondell’s forecasts and plans with respect to these joint ventures assume that its joint venture partners will observe their joint venture obligations. In the event that any of Lyondell’s joint venture partners do not observe their joint venture obligations, it is possible that the affected joint venture would not be able to operate in accordance with its business plans or that Lyondell would be required to increase its level of commitment in order to give effect to such plans.

As with any such joint venture arrangements, differences in views among the joint venture participants may result in delayed decisions or in failures to agree on major matters, potentially adversely affecting the business and operations of the joint ventures and in turn the business and operations of Lyondell.

Lyondell or any of the other owners of the joint ventures may transfer control of their joint venture interests or engage in mergers or other business combination transactions that could result in a change in control of Lyondell or the joint venture or the other owner. In many instances, such a transfer would be subject to an obligation to first offer the other owner an opportunity to purchase the interest. Lyondell and the other joint venture owners have discussed, and from time to time may continue to discuss, in connection with their ordinary course dialog regarding the joint ventures or otherwise, transactions that could result in a transfer or modification, directly or indirectly, of their ownership in a joint venture. Lyondell cannot be certain that any of the joint venture owners will not sell, transfer or otherwise modify their ownership interest in a joint venture, whether in a transaction involving unrelated parties and/or the other owner. LCR’s credit facility provides that an event of default occurs if Lyondell and CITGO cease to individually or collectively hold at least a 35% interest in LCR. In addition, LCR’s credit facility provides that an event of default occurs if (1) Lyondell transfers its ownership interests in LCR to a person other than an affiliate or (2) neither CITGO nor any of its affiliates is an owner of LCR.

Lyondell pursues acquisitions, dispositions and joint ventures, which may not yield the expected benefits.

Lyondell continuously seeks opportunities to generate value through business combinations, purchases and sales of assets and contractual arrangements or joint ventures. These transactions may be intended to, among other things, result in the realization of synergies, the creation of efficiencies or the generation of cash to reduce debt. These transactions may be financed by the issuance of equity securities or, to the extent permitted by applicable debt covenants, additional borrowings by Lyondell or its joint ventures. Although these transactions may be expected to yield longer-term benefits if the expected efficiencies and synergies of the transactions are realized, they could reduce Lyondell’s operating results in the short term because of the costs associated with such transactions or the benefits of a transaction may not be realized to the extent anticipated. Other transactions may advance future cash flows from some of Lyondell’s businesses, thereby yielding increased short-term liquidity, but consequently resulting in lower cash flows from these operations over the longer term.

Risks Relating to Debt

Lyondell’s consolidated balance sheet is highly leveraged and Lyondell’s business and future prospects may be limited by its significant amount of debt and other financial obligations.

Lyondell’s consolidated balance sheet is highly leveraged. Including the debt of Millennium and Equistar, Lyondell’s total consolidated debt was approximately $6.3 billion at December 31, 2005. This debt represented approximately 66% of Lyondell’s total capitalization. This debt amount does not include approximately $479 million of debt of Lyondell’s 58.75%-owned joint venture, LCR, owed to parties other than Lyondell as of December 31, 2005. In addition, Lyondell has contractual commitments and ongoing pension and post-retirement benefit obligations described in “Contractual and Other Obligations” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” that will require cash contributions in 2006 and beyond.

Lyondell’s level of debt and other obligations could have significant adverse consequences on its business and future prospects, including the following:

•	Lyondell may not be able to obtain financing in the future for working capital, capital expenditures, acquisitions, debt service requirements or other purposes;

•	less leveraged competitors could have a competitive advantage because they have greater flexibility to utilize their cash flow to improve their operations; and

•	in the event of poor business conditions, Lyondell may be less able to take advantage of significant business opportunities and to react to changes in market or industry conditions than its competitors.

See the “Liquidity and Capital Resources” section in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion regarding Lyondell’s ability to pay or refinance its debt.

LCC, Millennium, Equistar and LCR each require a significant amount of cash to service their indebtedness, and the ability of each of them to generate cash depends on many factors beyond their control.

Due to debt covenant limitations on transferring cash between the entities discussed below in this “Item 1A. Risk Factors,” the ability of each of LCC, Millennium, Equistar and LCR to make payments on and to refinance its respective indebtedness may depend solely upon its individual ability to generate cash. Each of LCC, Millennium, Equistar and LCR is separately responsible for its respective outstanding debt (except that $300 million of Equistar’s debt is guaranteed by LCC). The businesses of each of LCC, Millennium, Equistar and LCR may not generate sufficient cash flow from operations to meet their respective debt service obligations, future borrowings may not be available under current or future credit facilities of each entity in an amount sufficient to enable each of them to pay their respective indebtedness at or before maturity, and each entity may not be able to refinance its respective indebtedness on reasonable terms, if at all. Factors beyond the control of LCC, Millennium, Equistar and LCR affect the ability of each of them to make these payments and refinancings. These factors include those discussed elsewhere in this “Item 1A. Risk Factors” section and those listed in the “Forward-Looking Statements” section of this Annual Report on Form 10-K.

Further, the ability of LCC, Millennium, Equistar and LCR to fund capital expenditures and working capital depends on the ability of each entity to generate cash and depends on the availability of funds under lines of credit and other liquidity facilities. If, in the future, sufficient cash is not generated from their respective operations to meet their respective debt service obligations and sufficient funds are not available under lines of credit or other liquidity facilities, LCC, Millennium, Equistar and LCR each may need to reduce or delay non-essential expenditures, such as capital expenditures and research and development efforts. In addition, these entities may need to refinance debt, obtain additional financing or sell assets, which they may not be able to do on reasonable terms, if at all.

Debt and other agreements restrict the ability of LCC, Millennium, Equistar and LCR to take certain actions and require the maintenance of certain financial ratios; failure to comply with these requirements could result in acceleration of debt.

LCC’s Debt and Accounts Receivable Facility—LCC’s revolving credit facility, indentures and accounts receivable sales facility contain covenants that, subject to exceptions, restrict, among other things, sale and leaseback transactions, lien incurrence, debt incurrence, dividends, investments, non-regulatory capital expenditures, lease payments, certain other payments, joint ventures, affiliate transactions, restrictive agreements, sales of assets and mergers. In addition, the credit facility contains covenants that require the maintenance of specified financial ratios: (1) the Interest Coverage Ratio (as defined) at the end of any period of four consecutive fiscal quarters ending on or most recently before each of the indicated dates below, is required to be equal to or greater than the indicated ratio and (2) on any day during the period commencing with each indicated date below and ending on the date prior to the next succeeding indicated date, the ratio of (a) Senior Secured Debt (as defined) at such day, to (b) Adjusted EBITDA (as defined) for the period of four consecutive fiscal quarters most recently ended on or prior to such day, is required to be equal to or less than the ratio set forth below opposite the date commencing such period:

	Interest Coverage Ratio	Senior Secured Debt to Adjusted EBITDA Ratio
December 31, 2005	2.00	3.75
March 31, 2006	2.25	3.25
June 30, 2006	2.50	2.75
September 30, 2006 and thereafter	3.00	2.50

Millennium’s Debt—Millennium has a U.S. and an Australian revolving credit facility, an Australian term loan facility and a U.K. revolving credit facility. Millennium’s facilities and its indentures contain covenants that, subject to exceptions, restrict, among other things, distributions, debt incurrence, lien incurrence, investments, sale and leaseback transactions, certain other payments, sales of assets, affiliate transactions, mergers, domestic accounts receivable securitization transactions, restrictive agreements and issuances of redeemable stock and preferred stock. Pursuant to these provisions, Millennium is prohibited from making restricted payments, including paying certain dividends. Other than the U.K. facility, Millennium’s facilities also contain covenants that require the maintenance of specified financial ratios: (1) the Leverage Ratio (as defined) is required to be less than 4.50 to 1 and (2) the Interest Coverage Ratio (as defined) for any period of four consecutive fiscal quarters is required to be equal to or greater than (a) 1.75 to 1 for any such period ending before September 30, 2006, and (b) 2.25 to 1 for any such period ending on or after September 30, 2006. Millennium’s U.K. facility does not require the maintenance of specified financial ratios as long as certain conditions are met.

Equistar’s Debt and Accounts Receivable Facility—Equistar has an inventory-based revolving credit facility and an accounts receivable sales facility. Both of these facilities and Equistar’s indentures contain covenants that, subject to exceptions, restrict, among other things, lien incurrence, debt incurrence, sales of assets, investments, capital expenditures, certain other payments, affiliate transactions, restrictive agreements and mergers. Equistar’s credit facility does not require the maintenance of specified financial ratios as long as certain conditions are met. Some of Equistar’s indentures require additional interest payments to the note holders if Equistar makes distributions when Equistar’s Fixed Charge Coverage Ratio (as defined) is less than 1.75 to 1. Equistar met this ratio as of December 31, 2005.

LCR’s Debt—LCR’s term loan facility and revolving credit facility contain covenants that, subject to exceptions, restrict, among other things, lien incurrence, investments, certain other payments, issuances of equity, affiliate transactions, restrictive agreements, sales of assets and mergers. In addition, the facilities contain covenants that require the maintenance of specified financial ratios: (1) the Debt to Total Capitalization Ratio (as defined) is required to be equal to or less than 0.85 to 1 at the end of any fiscal quarter, (2) the Coverage Ratio (defined generally to be the ratio of the Consolidated EBITDA (as defined) for the four most recently ended fiscal quarters to the Consolidated Interest Expense (as defined) for such fiscal quarters) is required to be equal to or greater than 4.5 to 1 at the end of any fiscal quarter and (3) the Senior Secured Debt to EBITDA Ratio (as defined) is required to be equal to or less than 2.5 to 1 at the end of any fiscal quarter. LCR’s owners also have loaned money to LCR.

Effects of a Breach—A breach by LCC, Millennium, Equistar or LCR of any of the covenants or other requirements in their respective debt instruments could (1) permit that entity’s note holders or lenders to declare the outstanding debt under the breached debt instrument due and payable, (2) permit that entity’s lenders under that credit facility to terminate future lending commitments and (3) permit acceleration of that entity’s other debt instruments that contain cross-default or cross-acceleration provisions. The respective debt agreements of LCC, Millennium, Equistar and LCR contain various event of default and cross-default provisions. In particular, certain of the debt agreements include event of default provisions that, under certain circumstances, may be triggered in connection with judgments against the relevant entity unless discharged, stayed or bonded within a specified time period. Furthermore, under specified circumstances, a default under Equistar’s or Millennium’s debt instruments would constitute a cross-default under LCC’s credit facility, which, under specified circumstances, would then constitute a default under LCC’s indentures. It is not likely that LCC, Millennium, Equistar or LCR, as the case may be, would have, or be able to obtain, sufficient funds to make these accelerated payments. In that event, the breaching entity’s lenders could proceed against any assets that secure their debt. Similarly, the breach by LCC or Equistar of covenants in their respective accounts receivable sales facilities would permit the counterparties under the facility to terminate further purchases of interests in accounts receivable and to receive all collections from previously sold interests until they had collected on their interests in those receivables, thus reducing the entity’s liquidity. In addition, if LCR were unable to pay its debts as they become due, PDVSA Oil would have the right to terminate the Crude Supply Agreement. See “Risks Relating to the Businesses—LCR’s Crude Supply Agreement with PDVSA Oil is important to LCR’s operations because it reduces the volatility of earnings and cash flow. The agreement is subject to the risk of enforcing contracts against non-U.S. affiliates of a sovereign nation and force majeure risks” above.

Debt covenants limit transfers of cash between Lyondell, Millennium, Equistar and LCR and, as a result, cash flows of Millennium, Equistar and LCR may not be available to LCC and, conversely, LCC may not be able to provide cash to them.

Although Equistar and Millennium are wholly owned subsidiaries of Lyondell, debt covenants limit the ability to transfer cash among Lyondell, Equistar and Millennium. Debt covenants also limit transfers of cash between Lyondell and LCR.

One of Millennium’s indentures prevents it from paying certain dividends to LCC. This prohibition will continue unless and until Millennium’s cumulative earnings and its fixed charge coverage ratio reach specified levels. Accordingly, cash flow of Millennium currently is not, and in the future may not be, available to LCC to fund LCC’s needs, such as servicing LCC’s debt, paying its capital expenditures or paying dividends to its shareholders.

Some of Equistar’s indentures require additional interest payments to the note holders if Equistar makes distributions when Equistar does not meet a specified fixed charge coverage ratio. Equistar met this ratio as of December 31, 2005. In addition, Equistar’s credit facility and LCR’s credit facility prohibit the payment of distributions during any default under their respective facilities. These provisions may deter or limit the movement of cash from Equistar to Lyondell and Millennium and from LCR to Lyondell.

Applicable laws may also limit the amounts Millennium, Equistar and LCR are permitted to pay as distributions on their equity interests. The ability of Lyondell’s subsidiaries and joint ventures to distribute cash to Lyondell also is dependent upon their economic performance, which is dependent on a variety of factors, including factors described elsewhere in this “Item 1A. Risks Factors” section.

LCC’s indentures contain a covenant that prohibits it from making investments in subsidiaries and joint ventures that are not restricted subsidiaries as defined in the indentures, subject to limited exceptions. Neither Millennium nor Equistar currently is a restricted subsidiary. LCC’s credit facility also contains a covenant that places limitations on its ability to make investments in joint ventures. Lyondell’s flexibility to make investments in LCR, and Millennium’s flexibility to make investments in Equistar, are also limited by other tests. Future borrowings also may contain restrictions on making investments in subsidiaries and joint ventures. As a result of these limitations, LCC’s cash flow may not be available to fund cash needs of Millennium, Equistar and LCR, such as servicing debt or paying capital expenditures.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this report are “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements can be identified by words such as “estimate,” “believe,” “expect,” “anticipate,” “plan,” “budget” or other words that convey the uncertainty of future events or outcomes. Many of these forward-looking statements have been based on expectations and assumptions about future events that may prove to be inaccurate. While management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond Lyondell’s control. Lyondell’s or its joint ventures’ actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to:

•	the availability, cost and price volatility of raw materials and utilities,

•	the supply/demand balances for Lyondell’s and its joint ventures’ products, and the related effects of industry production capacities and operating rates,

•	the cyclical nature of the chemical and refining industries,

•	operating interruptions (including leaks, explosions, fires, weather-related incidents, mechanical failure, unscheduled downtime, supplier disruptions, labor difficulties, transportation interruptions, spills and releases and other environmental risks),

•	uncertainties associated with the U.S. and worldwide economies, including those due to political tensions in the Middle East and elsewhere,

•	current and potential governmental regulatory actions in the U.S. and in other countries,

•	terrorist acts and international political unrest,

•	competitive products and pricing pressures,

•	risks of doing business outside the U.S., including foreign currency fluctuations,

•	legal, tax and environmental proceedings,

•	access to capital markets,

•	technological developments, and

•	Lyondell’s ability to implement its business strategies.

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

All forward-looking statements in this Form 10-K are qualified in their entirety by the cautionary statements contained in this section and elsewhere in this report. See “Item 1. Business,” “Item 1A. Risk Factors,” “Item 3. Legal Proceedings,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A. Disclosure of Market Risk” for additional information about factors that may affect the businesses and operating results of Lyondell and its joint ventures. These factors are not necessarily all of the important factors that could affect Lyondell and its joint ventures. Use caution and common sense when considering these forward-looking statements. Lyondell does not intend to update these statements unless securities laws require it to do so.

In addition, this report contains summaries of contracts and other documents. These summaries may not contain all of the information that is important to an investor, and reference is made to the actual contract or document for a more complete understanding of the contract or document involved.

INDUSTRY AND OTHER INFORMATION

The data included or incorporated by reference in this report regarding the chemical industry, product capacity and ranking, including Lyondell’s capacity positions, the capacity positions of its competitors for certain products and expected rates of demand, is based on independent industry publications, reports from government agencies or other published industry sources and estimates of Lyondell or its joint ventures. These estimates are based on information obtained from customers, distributors, suppliers, trade and business organizations and other contacts in the markets in which Lyondell and its joint ventures operate and managements’ knowledge and experience. These estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under “Item 1A. Risk Factors” and “Forward-Looking Statements.”

NON-GAAP FINANCIAL MEASURES

The body of generally accepted accounting principles is commonly referred to as “GAAP.” For this purpose, a non-GAAP financial measure is generally defined by the Securities and Exchange Commission as one that purports to measure historical or future financial performance, financial position or cash flows but excludes or includes amounts that would not be so adjusted in the most comparable U.S. GAAP measure. From time to time Lyondell discloses so-called non-GAAP financial measures, primarily EBITDA, or earnings before interest, taxes, depreciation and amortization of long-lived assets, as well as proportionate share data for Lyondell and its joint ventures. The non-GAAP financial measures described herein or in other documents issued by Lyondell are not a substitute for the GAAP measures of earnings, for which management has responsibility.

Lyondell sometimes uses EBITDA in its communications with investors, financial analysts and the public. This is because EBITDA is perceived as a useful and comparable measure of operating performance and the contributions of operations to liquidity. For example, interest expense is dependent on the capital structure and credit rating of a company. However, debt levels, credit ratings and, therefore, the impact of interest expense on earnings vary in significance between companies. Similarly, the tax positions of individual companies can vary because of their differing abilities to take advantage of tax benefits, with the result that their effective tax rates and tax expense can vary considerably. Finally, companies differ in the age and method of acquisition of productive assets, and thus the relative costs of those assets, as well as in the depreciation (straight-line, accelerated, units of production) method, which can result in considerable variability in depreciation and amortization expense between companies. Thus, for comparison purposes, management believes that EBITDA can be useful as an objective and comparable measure of operating profitability and the contribution of operations to liquidity because it excludes these elements of earnings that do not provide information about the current operations of existing assets. Accordingly, management believes that disclosure of EBITDA can provide useful information to investors, financial analysts and the public in their evaluation of companies’ operating performance and the contribution of operations to liquidity.

Lyondell also sometimes reports adjusted net income (loss) or adjusted EBITDA, excluding specified items that are unusual in nature or are not comparable from period to period and that are included in GAAP measures of earnings. Management believes that excluding these items may help investors compare operating performance between two periods. Such adjusted data is always reported with an explanation of the items that are excluded.

Lyondell also reports certain proportionate share data for Lyondell and its joint ventures that are not consolidated, but are accounted for by the equity method of accounting. Accordingly, in Lyondell’s financial statements investors only see a single line item—investment in a joint venture—for the unconsolidated joint ventures in the balance sheet and one line item—equity income from a joint venture investment—in the income statement. Therefore, investors may not get a complete appreciation of the magnitude of certain operating and financial measures for Lyondell and its unconsolidated joint ventures and the scope of their business activities. Management believes that reporting certain proportionate share data may give investors a more complete picture of the size and scope of the operating activities of Lyondell and its joint ventures.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Principal Manufacturing Facilities and Mine

The principal manufacturing facilities and mine are set forth below, and are identified by the principal segment or segments using the facility or mine. The facilities producing fragrance and flavors chemicals also are identified below. The facilities and mine are wholly owned, except as otherwise noted below.

Location	Principal Products
Ethylene, Co-Products and Derivatives Segment
Bayport (Pasadena), Texas †	EO, EG and other EO Derivatives
Bayport (Pasadena), Texas (a)†	LDPE
Beaumont, Texas (b)†	EG
Channelview, Texas (c)†	Ethylene, Propylene, Butadiene, Benzene, Toluene, Alkylate and MTBE
Chocolate Bayou, Texas (d)(e)†	Ethylene, Propylene, Butadiene, Benzene, Toluene and MTBE
Chocolate Bayou, Texas (d)	HDPE
Clinton, Iowa †	Ethylene, Propylene, LDPE and HDPE
Corpus Christi, Texas †	Ethylene, Propylene, Butadiene and Benzene
Fairport Harbor, Ohio (f)	Performance polymers
Lake Charles, Louisiana (g)†	Ethylene and Propylene
La Porte, Texas †	Ethylene, Propylene, LDPE and LLDPE
La Porte, Texas †	VAM and Acetic Acid
La Porte, Texas (h)	Methanol
Matagorda, Texas †	HDPE
Morris, Illinois †	Ethylene, Propylene, LDPE, LLDPE and Polypropylene
Newark, New Jersey	Denatured Alcohol
Tuscola, Illinois †	Ethanol
Victoria, Texas (e)†	HDPE

PO and Related Products Segment
Bayport (Pasadena), Texas (i)*	PO, PG, PGE and TBA
Botlek, Rotterdam, The Netherlands (e)**	PO, PG, PGE, MTBE, BDO and TBA
Channelview, Texas (i)(j)†*	PO, BDO, SM and MTBE
Chiba, Japan (k)	PO, PG and SM
Fos-sur-Mer, France (e)	PO, PG, MTBE, ETBE and TBA
Maasvlakte (near Rotterdam), The Netherlands (l)**	PO and SM
Pont de Claix, France (m)	TDI

Inorganic Chemicals Segment
Ashtabula, Ohio (n)†**	TiO2 and TiCl4
Baltimore, Maryland (Hawkins Point)	TiO2
Baltimore, Maryland (St. Helena)	Silica gel

Location	Principal Products
Bunbury, Western Australia (o)**	TiO2
Le Havre, France (e)	TiO2
Mataraca, Paraiba, Brazil (mine) (p)**	Ilmenite (generally consumed in the Salvador TiO2 plant), zircon and natural rutile titanium ore
Salvador, Bahia, Brazil (p)	TiO2
Stallingborough, United Kingdom **	TiO2
Thann, France	TiO2, TiCl4 and ultra-fine TiO2

Other Chemicals
Brunswick, Georgia	Fragrance and Flavor Chemicals
Jacksonville, Florida	Fragrance and Flavor Chemicals

Refining Segment
Houston, Texas (q)	Gasoline, Diesel, Jet Fuel, Benzene, Toluene, Paraxylene, Orthoxylene and Lube Oils

†	Facilities which received the OSHA Star Certification, which is the highest safety designation issued by the U.S. Department of Labor.
*	The portions of the facility owned by Lyondell are mortgaged as collateral for Lyondell’s credit facility, senior secured notes and debentures.
**	Facilities which received ISO 14001 Certification of their environmental management systems.
(a)	The facility is located on leased land. The facility is operated by an unrelated party.
(b)	The Beaumont facility is owned by PD Glycol, a partnership owned 50% by an unrelated party.
(c)	The Channelview facility has two ethylene processing units. An unrelated party owns an idled facility at the site on land leased from Lyondell. Lyondell also operates a styrene maleic anhydride unit and a polybutadiene unit, which are owned by an unrelated party and are located on property leased from Lyondell within the Channelview facility.
(d)	Millennium and Occidental each contributed a facility located at the Chocolate Bayou site. These facilities are not on contiguous property.
(e)	The facility is located on leased land.
(f)	The building and land are leased.
(g)	The Lake Charles ethylene and co-products facility has been idled since the first quarter of 2001, pending sustained improvement in market conditions. The facility and land are leased from Occidental under a lease that expires in May 2006. If the Lake Charles lease terminates, Occidental will either (1) allow Lyondell to acquire, operate or receive the benefit of operating the Lake Charles facility, (2) pay Lyondell $75 million in cash or (3) transfer or pay to Lyondell 5.4 million shares of Lyondell common stock or the sale proceeds from 5.4 million shares of Lyondell common stock or a combination of both if the value is greater than $75 million. The parties are investigating alternatives related to the facility and the land.
(h)	The facility is owned by La Porte Methanol Company, a partnership owned 15% by an unrelated party.
(i)	The Bayport PO/TBA plants and the Channelview PO/SM I plant are held by the U.S. PO Joint Venture between Bayer and Lyondell.
(j)	Unrelated equity investors hold a minority ownership interest in the PO/SM II plant at the Channelview facility.
(k)	The PO/SM plant and the PG plant located in Chiba, Japan are owned by Nihon Oxirane, a joint venture owned 60% by an unrelated party.
(l)	The plant is owned by the European PO Joint Venture between Bayer and Lyondell and is located on land leased by the European PO Joint Venture.
(m)	The plant is located on land leased by an unrelated party that operates the plant on behalf of Lyondell. Certain assets are owned by the unrelated party.
(n)	There are two manufacturing plants at Ashtabula, Ohio.
(o)	The Bunbury site includes the Kemerton plant and the Australind plant. The plants are not on contiguous property.
(p)	Unrelated equity investors hold a minority ownership interest in the Brazilian subsidiary that owns the facility.
(q)	The facility and related pipeline are mortgaged as collateral for LCR’s credit facility.

Other Locations and Properties

Lyondell leases its executive offices in downtown Houston, Texas and its offices in Hunt Valley, Maryland. Lyondell also maintains leased research facilities in Baltimore, Maryland and Newtown Square, Pennsylvania. The Company’s European headquarters and regional customer service center for Europe, the Middle East and Africa are located in leased facilities in Rotterdam, The Netherlands, and its Asia Pacific headquarters are located in leased facilities in Hong Kong. The Company also leases various sales facilities.

The Company owns storage capacity for up to approximately 13 million barrels of NGLs, ethylene, propylene and other hydrocarbons in caverns within a salt dome in Mont Belvieu, Texas. There are an additional approximately three million barrels of ethylene and propylene storage with related brine facilities operated by the Company on leased property in Markham, Texas.

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

The Company charters ships, owns and charters barges and leases isotanks and railcars for the dedicated movement of products between plants, products to customers or terminals, or raw materials to plants, as necessary. The Company leases liquid and bulk storage and warehouse facilities at terminals in the Americas, Europe and the Asia Pacific region. In the Rotterdam outer harbor area, the Company owns and operates a butane storage tank, propylene spheres, pipeline connections and a jetty that accommodates deep-draft vessels, and the European PO Joint Venture between Bayer and Lyondell owns and operates two benzene storage tanks, two propylene spheres, pipeline connections and a jetty. The Company also has barge docking facilities and related terminal equipment for loading and unloading raw materials and products. The Company owns or leases railcars for use in its businesses.

LCR owns the real property, plant and equipment, which make up the Refinery, located on approximately 700 acres in Houston, Texas. Units include a fluid catalytic cracking unit, cokers, reformers, crude distillation units, sulfur recovery plants, and hydrodesulfurization units, as well as a lube oil manufacturing plant and an aromatics recovery unit. LCR owns a pipeline used to transport gasoline, kerosene and heating oil from the Refinery to the Kinder Morgan Terminal located in Pasadena, Texas to interconnect with common carrier pipelines. LCR also has barge docking facilities and related terminal equipment for loading and unloading raw materials and products.

Item 3. Legal Proceedings

Litigation Matters

The Company and its joint ventures are, from time to time, defendants in lawsuits, some of which are not covered by insurance. Many of these suits make no specific claim for relief. Although final determination of legal liability and the resulting financial impact with respect to any such litigation cannot be ascertained with any degree of certainty, the Company does not believe that any ultimate uninsured liability resulting from the legal proceedings in which it or its joint ventures currently are involved (directly or indirectly) will individually, or in the aggregate, have a material adverse effect on the business or financial position of the Company. However, the adverse resolution in any reporting period of one or more of these suits could have a material impact on Lyondell’s results of operations for that period, which may be mitigated by contribution or indemnification obligations of co-defendants or others, or by any insurance coverage that may be available.

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

Lyondell—On April 8, 2005, LCC filed a lawsuit against BASF Corporation (“BASF”) in the Court of Common Pleas for Delaware County, Pennsylvania seeking declaratory judgment to resolve a commercial dispute regarding the interpretation of various provisions of a propylene oxide sales contract. Soon thereafter, on April 12, 2005, BASF filed a lawsuit against LCC in the Superior Court of New Jersey, Morris County asserting various claims relating to alleged breaches of the same propylene oxide sales contract and seeking damages in excess of $100 million. In September 2005, BASF’s motion to dismiss the Company’s declaratory judgment action in Pennsylvania was granted, and LCC has decided not to appeal that ruling. The lawsuit BASF filed in New Jersey is proceeding. The parties have been ordered to mediation by the court. LCC believes that it has valid defenses to all claims and is vigorously defending them. LCC does not expect the resolution of the claims to result in any material adverse effect on its business, financial position, liquidity or results of operations.

Beginning November 2004, several lawsuits styled as class actions on behalf of U.S. purchasers were filed in federal court against LCC and certain other chemical companies alleging violations of U.S. antitrust law in connection with the manufacture and sale of polyether polyols, methylene diphenyl diisocyantate (“MDI”) and TDI, and seeking treble damages in an unspecified amount. The lawsuits have been consolidated by the Judicial Panel for Multidistrict Litigation in the United States District Court for the District of Kansas. LCC believes that it has valid defenses to all claims and is vigorously defending them. Also, LCC received a document subpoena dated February 15, 2006 from the Antitrust Division of the U.S. Department of Justice (the “DOJ”) regarding the manufacture and sale of the above products. At this time, LCC believes it has not violated any antitrust laws. LCC intends to cooperate with the DOJ in connection with the subpoena. LCC does not expect the resolution of these matters to result in any material adverse effect on its business, financial position, liquidity or results of operations.

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

Together with alleged past manufacturers of lead-based paint and lead pigments for use in paint, Millennium has been named as a defendant in various legal proceedings alleging personal injury, property damage, and remediation costs allegedly associated with the use of these products. The plaintiffs include individuals and governmental entities, and seek recovery under a variety of theories, including negligence, failure to warn, breach of warranty, conspiracy, market share liability, fraud, misrepresentation and nuisance. The majority of these legal proceedings assert unspecified monetary damages in excess of the statutory minimum and, in certain cases, equitable relief such as abatement of lead-based paint in buildings. Legal proceedings relating to lead pigment or paint are in various trial stages and post-dismissal settings, some of which are on appeal.

Millennium’s defense costs to date for lead-based paint and lead pigment litigation largely have been covered by insurance. Millennium has not accrued any liabilities for any lead-based paint and lead pigment litigation. Millennium has insurance policies that potentially provide approximately $1 billion in indemnity coverage for lead-based paint and lead pigment litigation. Millennium’s ability to collect under the indemnity coverage would depend upon, among other things, the resolution of certain potential coverage defenses that the insurers are likely to assert and the solvency of the various insurance carriers that are part of the coverage block at the time of such a request. As a result of insurance coverage litigation initiated by Millennium, an Ohio trial court issued a decision in 2002 effectively requiring certain insurance carriers to resume paying defense costs in the lead-based paint and lead pigment cases. Indemnity coverage was not at issue in the Ohio court’s decision. On February 23, 2006, certain Lloyd’s, London insurance underwriters filed a declaratory judgment action in the Supreme Court of the State of New York against several of their policyholders, including Millennium, contesting their responsibility to provide insurance coverage for all of the lead-based paint and lead pigment cases, including the Rhode Island case discussed below. In response to this New York action, on March 7, 2006, Millennium filed an amended complaint in the Ohio case referenced above that revived its Ohio state court litigation, seeking, among other relief, a declaratory judgment as to the responsibility of all of its insurance carriers for any judgments or settlements in connection with any lead-based paint and lead pigment litigation involving Millennium. In addition, on March 14, 2006, Millennium filed a motion to dismiss the New York case referenced above in favor of the pre-existing Ohio action. The insurance carriers have in the past and may in the future attempt to deny indemnity coverage if there is ever a settlement or a final, non-appealable adverse judgment in any lead-based paint or lead pigment case.

After owning the Glidden Paints business for six months, in 1986, a predecessor of a current subsidiary of Millennium sold, through a stock sale, its Glidden Paints business. As part of that sale, the seller and purchaser agreed to provide indemnification to each other against certain claims made during the first eight years after the sale, and the purchaser agreed to fully indemnify the seller against such claims made after the eight-year period. With the exception of two cases described below, all pending lead-based paint and lead pigment litigation involving Millennium, including the Rhode Island case, was filed after the eight-year period. Accordingly, Millennium believes that it is entitled to full indemnification from the purchaser against lead-based paint and lead pigment cases filed after the eight-year period. The purchaser disputes that it has such an indemnification obligation, and claims that the seller must indemnify it. To date, Millennium’s defense costs largely have been covered by insurance. As Millennium has not paid either a settlement or any judgment, its indemnification claims have not been finally resolved. The only two remaining cases originally filed within the eight-year period following the 1986 sale of the Glidden Paints business include as parties a current Millennium subsidiary and an alleged predecessor company. In the first of these two cases, The City of New York et al. v. Lead Industries Association, Inc., et al., which commenced in the Supreme Court of the State of New York on June 8, 1989, the New York City Housing Authority brought an action relating to tens of thousands of public housing units. All claims in that case have been dropped except for those relating to two housing projects. The other remaining case, Jackson, et al. v. The Glidden Co., et al., which commenced in the Court of Common Pleas, Cuyahoga County, Ohio, on August 12, 1992, includes two minors as plaintiffs, and was dismissed by summary judgment on January 20, 2006.

Lyondell believes that Millennium has valid defenses to all pending lead-based paint and lead pigment proceedings and is vigorously defending them. However, litigation is inherently subject to many uncertainties. Additional lead-based paint and lead pigment litigation may be filed against Millennium in the future asserting similar or different legal theories and seeking similar or different types of damages and relief, and any adverse court rulings or determinations of liability, among other factors, could affect the litigation by encouraging an increase in the number of future claims and proceedings. In addition, from time to time, legislation and administrative regulations have been enacted or proposed to impose obligations on present and former manufacturers of lead-based paint and lead pigment respecting asserted health concerns associated with such products or to overturn successful court decisions. Millennium is unable to predict the outcome of lead-based paint and lead pigment litigation, the number or nature of possible future claims and proceedings, or the effect that any legislation and/or administrative regulations may have on Millennium. In addition, management cannot reasonably estimate the scope or amount of the costs and potential liabilities related to such litigation, or any such legislation and regulations. Accordingly, Lyondell has not accrued any amounts for such litigation.

Legal proceedings related to lead-based paint and lead pigments are described below in groups pursuant to their general procedural posture:

On October 29, 2002, after a trial in which the jury deadlocked, the court in State of Rhode Island v. Lead Industries Association, Inc., et al. (which commenced in the Superior Court of Providence, Rhode Island, on October 13, 1999) declared a mistrial. The sole issue before the jury was whether lead pigment in paint in and on public and private Rhode Island buildings constituted a “public nuisance.” The new trial in this case began on November 1, 2005. On February 22, 2006, a jury returned a verdict in favor of the State of Rhode Island finding that the cumulative presence of lead pigments in paints and coatings on buildings in the state constitutes a public nuisance; that a Millennium subsidiary and other defendants either caused or substantially contributed to the creation of the public nuisance; and that those defendants, including the Millennium subsidiary, should be ordered to abate the public nuisance. On February 28, 2006, the judge held that the state could not proceed with its claim for punitive damages. As a result, the jury was discharged. There will be further proceedings by the judge to determine the scope of any abatement. Millennium is considering its options, including all appropriate appeals.

Pre-Trial Cases

Pending legal proceedings relating to lead pigment or paint in various pre-trial stages are as follows: The City of New York et al. v. Lead Industries Association, Inc., et al., commenced in the Supreme Court of the State of New York on June 8, 1989; Mark Ludwigsen Walters v. NL Industries, Inc., et al., commenced on July 18, 2002, in the Supreme Court, County of Kings, New York; McCloud v. Millennium Inorganic Chemicals Inc., commenced in the Circuit Court for St. Louis City, Missouri, on August 27, 2005; Angel T. Evans, et al. v. Atlantic Richfield Company, et al., commenced in the Milwaukee County, Wisconsin, Circuit Court on October 19, 2005; Hurkmans v. Salczenko, et al., commenced in Marinette County, Wisconsin Circuit Court on November 23, 2005; Hardison v. Millennium Holdings LLC, et al., commenced in the Milwaukee County, Wisconsin, Circuit Court on January 17, 2006; Roy Lee Merrick v. Phillips Building Supply of Laurel, et al., commenced in the Circuit Court of Jones County, Mississippi on January 14, 2002. Although the claims of co-plaintiffs were dismissed without prejudice, Merrick’s claims were transferred to the Circuit Court of Claiborne County, Mississippi in January 2005; and Sifuentes v. Millennium Holdings LLC, et al., commenced in the Circuit Court for Milwaukee County on January 10, 2006.

Dismissed Cases

Legal proceedings relating to lead pigment or paint which have been dismissed are as follows: Will T. Turner v. Sherwin-Williams Company, et al., commenced in the Circuit Court of Jefferson County, Mississippi on December 30, 2002, and was dismissed without prejudice on March 16, 2005. William Russell, et al. v. NL Industries, et al., commenced in the Circuit Court of LeFlore County, Mississippi on December 30, 2002, and was dismissed by summary judgment on May 6, 2005. John Henry Sweeney v. The Sherwin Williams Co., et al., commenced in the Circuit Court of Hinds County, Mississippi on December 30, 2002, and was dismissed without prejudice on June 30, 2005. Herman Frederick Jackson, Billye Raye Ishee, Gaiey Ducksworth, Jr. and Roy Lee Merrick v. Phillips Building Supply of Laurel, et al., commenced in the Circuit Court of Jones County, Mississippi on January 14, 2002. Claims of all plaintiffs except Roy Lee Merrick were dismissed without prejudice. Merrick’s claims were transferred to the Circuit Court of Claiborne County, Mississippi in January 2005. City of Chicago v. American Cyanamid Company, et al., commenced on September 5, 2002, in the Circuit Court, Cook County, Illinois and the court entered summary judgment on behalf of all defendants. Plaintiffs filed a notice of appeal, and on May 25, 2005, the Illinois Supreme Court denied the City of Chicago’s petition for leave to appeal.

On June 24, 2004, the Texas Court of Appeals affirmed the trial court’s order granting the defense motion for summary judgment in Spring Branch Independent School District v. NL Industries, Inc. Millennium has received plaintiffs’ notices of non-suit for the following cases which had been held in abeyance pending resolution of the Spring Branch Independent School District appeal: Houston Independent School District v. Lead Industries Association, et al., commenced in the District Court of Harris County, Texas, on June 30, 2000 and notice of non-suit received in March 2005; Harris County v. Lead Industries Association, et al., commenced in the District Court of Harris County, Texas, on April 23, 2001 and notice of non-suit received in May 2005; Liberty Independent School District v. Lead Industries Association, et al., commenced in the District Court of Liberty County, Texas, on January 22, 2002 and notice of non-suit received in July 2005; and Brownsville Independent School District v. Lead Industries Association, Inc., et al., filed on May 28, 2002, in the District Court, Cameron County, Texas and notice of non-suit filed on November 1, 2005.

Dismissed Cases But Pending Appeal

Legal proceedings relating to lead pigment or paint dismissed after motions to dismiss or for summary judgment were granted by the court in favor of the defendants, but pending appeal are as follows: On February 7, 2005, the Circuit Court, Cook County, Illinois granted the defendants’ motion for summary judgment in Mary Lewis, Tashswan Banks and Jacqueline Nye v. Lead Industries Association, Inc., et al., which case was filed on March 14, 2002. On March 11, 2005, the plaintiffs filed a motion for reconsideration of the order granting summary judgment to the defendants and, on March 15, 2005, the plaintiffs served a motion for leave to file a third amended complaint. On March 18, 2005, both motions were denied. On March 23, 2005, the plaintiffs filed a notice of appeal, which was argued before the Illinois Appellate Court on January 11, 2006. On February 1, 2006, the Illinois Court of Appeals reversed the trial court’s decision and remanded the case to the trial court for further proceedings. On February 21, 2006, defendants filed a joint affidavit of intent to petition for leave to appeal. In The County of Santa Clara, a political subdivision of the State of California, individually and on behalf of all those similarly situated v. Atlantic Richfield et al., commenced in the Santa Clara County, California, Superior Court on March 23, 2000, the court entered summary judgment on behalf of all defendants, and plaintiffs filed an appeal. Plaintiffs’ appeal was argued before the California Court of Appeals on December 6, 2005. On March 3, 2006, the California Court of Appeals reversed portions of the Superior Court’s decision and reinstated the plaintiffs’ claims alleging public nuisance, strict liability, negligence and fraud. The Court of Appeals affirmed the dismissal of plaintiffs’ claims for unfair business practices and the denial of plaintiffs’ motion to amend the complaint to include a trespass claim. City of St. Louis v. Lead Industries Association, Inc., et al., commenced in the St. Louis, Missouri, Circuit Court on January 25, 2000, and was dismissed by summary judgment on January 18, 2006. The City filed a notice of appeal on January 24, 2006. Jackson, et al. v. The Glidden Co., et al., commenced in the Court of Common Pleas, Cuyahoga County, Ohio, on August 12, 1992, and was dismissed by summary judgment on January 20, 2006. Plaintiffs have filed a notice of appeal.

Other Pending Cases

Other pending legal proceedings relating to lead pigment or paint are as follow: Steven Thomas, et al. v. Lead Industries Association, Inc., et al., commenced in the Milwaukee County, Wisconsin, Circuit Court on September 10, 1999. On July 15, 2005, the Wisconsin Supreme Court in Steven Thomas, et al. reversed the trial and appellate courts and ruled that the plaintiff could proceed against the defendants on a risk-contribution theory. The court affirmed the lower courts’ decisions dismissing the plaintiff’s claims of civil conspiracy and enterprise liability. In Re Lead Paint Litigation was consolidated on February 11, 2002, in the Superior Court of New Jersey, Law Division: Middlesex County, Case Code 702. On August 17, 2005, the Superior Court of New Jersey, Appellate Division upheld the lower court’s dismissal of plaintiffs’ claims except for the public nuisance claim. On September 16, 2005, Millennium and the other defendants filed a joint petition to the New Jersey Supreme Court seeking review of the Appellate Division’s decision regarding the public nuisance claim, and the petition was granted on November 18, 2005.

Reginald Smith, et al. v. Lead Industries Association, Inc., et al., commenced in the Baltimore City, Maryland, Circuit Court on September 29, 1999, and on April 4, 2005, the Maryland Court of Appeals dismissed the plaintiffs’ appeal. The Reginald Smith case was remanded to the lower court for further proceedings. On February 6, 2006, the Circuit Court granted the Smith family plaintiffs’ motion to sever their claims, severed the claims against bankrupt defendants, and issued a stay as to the remaining plaintiffs’ claims against defendants.

Cases Not Formally Served On Millennium

Legal proceedings relating to lead pigment or paint that have been filed with a court, are pending, but have yet to be formally served on Millennium or alleged predecessor companies, are as follows: Hall, et al. v. Lead Industries Association, et al., commenced in the Baltimore City, Maryland, Circuit Court on June 19, 2000; Hart, et al. v. Lead Industries Association, et al., commenced in the Baltimore City, Maryland, Circuit Court on

June 26, 2000; Johnson, et al. v. Clinton, et al., commenced in the Baltimore City, Maryland, Circuit Court on October 10, 2000; Randle, et al. v. Lead Industries Association, et al., commenced in the Baltimore City, Maryland, Circuit Court on August 10, 2000; Williams, et al. v. Lead Industries Association, et al., commenced in the Baltimore City, Maryland, Circuit Court on July 7, 2000; Myreona Stewart, et al. v. NL Industries, et al., commenced in the Circuit Court of LeFlore County, Mississippi on December 31, 2002; and Moran v. Atlantic Richfield Co., et al., commenced in the San Francisco County, California, Superior Court on December 9, 2004. On January 18, 2006, the plaintiff in Moran filed an amended complaint, which dismissed alleged former manufacturers of lead pigment and lead paint, including Millennium.

LCR—On February 1, 2002, LCR filed a lawsuit against PDVSA and PDVSA Oil in the United States District Court, Southern District of New York in connection with various force majeure declarations since April 1998. In the lawsuit, LCR alleges that the force majeure declarations by PDVSA and PDVSA Oil are invalid and that PDVSA and PDVSA Oil have breached the contracts related to the delivery of crude oil by PDVSA and PDVSA Oil to LCR. LCR is seeking monetary damages of at least $90 million resulting from PDVSA Oil’s failure to pay LCR the amounts required by contract relating to past crude oil deliveries of less than the contractual amount. LCR also is seeking declaratory relief relating to the force majeure declarations, and is seeking a declaratory interpretation of the disputed contract provisions in order to clarify the rights and obligations of the parties for the remaining duration of the contracts, which expire in December 2017. On May 31, 2002, the defendants filed a motion to dismiss LCR’s complaint on the ground that the “act of state” doctrine prevented the court from deciding LCR’s breach of contract claims. On August 6, 2003, the court denied the defendants’ motion to dismiss LCR’s claims based on the “act of state” doctrine. Both parties filed motions for summary judgment during November 2004, which motions have not yet been ruled on by the court. PDVSA filed a subsequent lawsuit against LCR on October 7, 2005 in the same court, related to this action, which alleges breach of the Crude Supply Agreement. LCR believes it has valid defenses to such claim and is vigorously defending this lawsuit. LCR does not expect the resolution of the October 7, 2005 lawsuit to result in any material adverse effect on its business, financial position, liquidity or results of operations.

Environmental Matters

From time to time the Company and its joint ventures receive notices or inquiries from federal, state or local governmental entities of alleged violations of environmental laws and regulations pertaining to, among other things, the disposal, emission and storage of chemical and petroleum substances, including hazardous wastes. Any such alleged violations may become the subject of enforcement actions, settlement negotiations or other legal proceedings and may (individually or in the aggregate) involve monetary sanctions of $100,000 or more (exclusive of interest and costs).

Lyondell’s accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $194 million as of December 31, 2005. The remediation expenditures are expected to occur over a number of years, and not to be concentrated in any single year. In the opinion of management, there is no material estimable range of reasonably possible loss in excess of the liabilities recorded for environmental remediation. However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in investigations by regulatory agencies, could require the Company to reassess its potential exposure related to environmental matters. The liabilities for individual sites range from less than $1 million to $103 million. The $103 million liability relates to the Kalamazoo River Superfund Site. For additional information regarding environmental matters, including the liability related to the Kalamazoo River Superfund Site, see “Item 1A. Risk Factors—Risks Relating to the Businesses—Lyondell’s and LCR’s operations and assets are subject to extensive environmental, health and safety and other laws and regulations, which could result in material costs or liabilities,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters” and Note 20 to the Consolidated Financial Statements.

Equistar—In May 2003, the Texas Commission on Environmental Quality (“TCEQ”) notified Equistar that it is seeking a civil penalty of $167,000 in connection with alleged exceedances of permitted emissions at certain cooling towers at Equistar’s Channelview plant. Equistar does not believe that the ultimate resolution of this matter will have a material adverse effect on the business, financial position, liquidity or results of operations of Equistar.

Millennium—Lyondell acquired Millennium on November 30, 2004. A Millennium subsidiary has been identified as a PRP with respect to the Kalamazoo River Superfund Site. The site involves cleanup of river sediments and floodplain soils contaminated with polychlorinated biphenyls, cleanup of former paper mill operations, and cleanup and closure of landfills associated with the former paper mill operations. Litigation concerning the matter commenced in December 1987 but was subsequently stayed and is being addressed under CERCLA. Millennium’s ultimate liability for the Kalamazoo River Superfund Site will depend on many factors that have not yet been determined, including the ultimate remedy selected, the determination of natural resource damages, the number and financial viability of the other PRPs, and the determination of the final allocation among the PRPs.

In November 2005, the TCEQ notified Millennium that it is seeking a civil penalty of $179,520 in connection with alleged noncompliance of emissions monitoring requirements at Millennium’s La Porte plant. Millennium does not believe that the ultimate resolution of this matter will have a material adverse effect on the business, financial position, liquidity or results of operations of Millennium.

LCR—In 2004, LCR received a notice of violation arising from a 2004 inspection by the TCEQ. LCR has reached a settlement with the TCEQ, which includes payment of a civil penalty in the amount of $105,336 primarily for alleged violations under the Clean Air Act. On February 8, 2006, the TCEQ approved the Agreed Order between LCR and the TCEQ.

Indemnification

Lyondell and its joint ventures are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation of joint ventures. For example, Lyondell entered into indemnification arrangements in connection with the transfer of assets and liabilities from ARCO to Lyondell prior to Lyondell’s initial public offering, in connection with Lyondell’s acquisition of the outstanding shares of ARCO Chemical Company and in connection with the formation of LCR; Equistar and its owner companies (including Lyondell and Millennium) entered into indemnification arrangements in connection with the formation of Equistar; and Millennium entered into indemnification arrangements in connection with its demerger from Hanson plc. Pursuant to these arrangements, Lyondell and its joint ventures provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions. These indemnification arrangements typically include provisions pertaining to third party claims relating to environmental and tax matters and various types of litigation. As of December 31, 2005, Lyondell has not accrued any significant amounts for such indemnification obligations, other than amounts under tax sharing agreements that have been reflected in the provision for income taxes, and is not aware of other circumstances that would be likely to lead to significant future indemnification claims against Lyondell. Lyondell cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the executive officers of Lyondell Chemical Company as of March 1, 2006. The By-Laws of Lyondell Chemical Company provide that each officer shall hold office until the officer’s successor is elected or appointed and qualified or until the officer’s death, resignation or removal by the Board of Directors. Certain of the executive officers of Lyondell Chemical Company also are executive officers of, or members of the governing bodies of, Equistar and Millennium, as described below.

Name, Age and Present Position with Lyondell Chemical Company	Business Experience During Past Five Years and Period Served as Officer(s)
Dan F. Smith, 59 Director, President and Chief Executive Officer	Mr. Smith was named Chief Executive Officer in December 1996 and President of Lyondell Chemical Company in August 1994. Mr. Smith has been a director since October 1988. Since December 1997, Mr. Smith has also served as the Chief Executive Officer of Equistar. Mr. Smith has also served as the Chief Executive Officer of Millennium since December 2004. Mr. Smith served as Chief Operating Officer of Lyondell Chemical Company from May 1993 to December 1996. Prior thereto, Mr. Smith held various positions including Executive Vice President and Chief Financial Officer of Lyondell Chemical Company, Vice President, Corporate Planning of ARCO and Senior Vice President in the areas of management, manufacturing, control and administration for Lyondell Chemical Company and the Lyondell Division of ARCO. Mr. Smith is a director of Cooper Industries, Inc. and is a member of the Partnership Governance Committee of Equistar.

Morris Gelb, 59 Executive Vice President and Chief Operating Officer	Mr. Gelb was appointed to his current position at Lyondell Chemical Company in December 1998. Since March 2002, Mr. Gelb also has served as Chief Operating Officer of Equistar. Previously, he served as Senior Vice President, Manufacturing, Process Development and Engineering of Lyondell Chemical Company from July 1998 to December 1998. He was named Vice President for Research and Engineering of ARCO Chemical in 1986 and Senior Vice President of ARCO Chemical in July 1997. Mr. Gelb also serves as a member of the Partnership Governance Committees of Equistar and LCR and the Board of Directors of Millennium.

T. Kevin DeNicola, 51 Senior Vice President and Chief Financial Officer	Mr. DeNicola was appointed Senior Vice President and Chief Financial Officer of Lyondell Chemical Company effective as of June 30, 2002. In addition, Mr. DeNicola was appointed Senior Vice President and Chief Financial Officer of Equistar and Millennium in December 2004. Prior to June 2002, he served as Vice President, Corporate Development of Lyondell Chemical Company since April 1998, overseeing strategic planning. From 1996 until April 1998, Mr. DeNicola was Director of Investor Relations of Lyondell Chemical Company. Mr. DeNicola served as Ethylene Products Manager of Lyondell Chemical Company from 1993 until 1996. Mr. DeNicola also serves as a member of the Partnership Governance Committees of Equistar and LCR.

Name, Age and Present Position with Lyondell Chemical Company	Business Experience During Past Five Years and Period Served as Officer(s)
James W. Bayer, 50 Senior Vice President, Manufacturing	Mr. Bayer was appointed to his current position in October 2000 and previously was the Vice President of Health, Safety, Environmental and Engineering of Lyondell Chemical Company. Mr. Bayer also has served as Senior Vice President, Manufacturing of Equistar since September 2000 and, prior thereto, served as Vice President of Health, Safety, Environment and Engineering of Equistar since December 1999. From December 1997 to July 1999 he was Director, Gulf Coast Manufacturing for ARCO Chemical. Prior to December 1997, Mr. Bayer served as Channelview Plant Manager for ARCO Chemical.

Edward J. Dineen, 51 Senior Vice President, Chemicals and Polymers	Mr. Dineen was appointed Senior Vice President, Chemicals and Polymers of Lyondell Chemical Company in May 2002, Senior Vice President, Chemicals and Polymers of Equistar in March 2002 and Senior Vice President, Chemicals of Millennium in December 2004. Prior thereto, he served as Senior Vice President, Intermediates and Performance Chemicals of Lyondell Chemical Company since May 2000. Prior to this position, he served as Senior Vice President, Urethanes and Performance Chemicals of Lyondell Chemical Company since July 1998. He served as Vice President, Performance Products and Development for ARCO Chemical beginning in June 1997, and served as Vice President, Planning and Control for ARCO Chemical European Operations from 1993 until his appointment as Vice President, Worldwide CoProducts and Raw Materials in 1995. Mr. Dineen also serves as a member of the Board of Directors of Millennium.

Kerry A. Galvin, 45 Senior Vice President, General Counsel and Secretary	Ms. Galvin was appointed Senior Vice President, General Counsel and Secretary of Lyondell Chemical Company in May 2002. In addition, Ms. Galvin was appointed Senior Vice President, General Counsel and Secretary of Equistar and Millennium in December 2004. Prior to May 2002, she served as Vice President, General Counsel and Secretary since July 2000. Ms. Galvin originally joined Lyondell Chemical Company in 1990 and held various positions in the legal department prior to July 2000, including Associate General Counsel with responsibility for international legal affairs.

Bart de Jong, 48 Vice President, and President, Millennium Inorganic Chemicals	Mr. de Jong was appointed to his current position as of December 1, 2004. Prior to this appointment, since May 2002, Mr. de Jong served as Vice President, Corporate Development for Lyondell Chemical Company. Prior thereto, Mr. de Jong served as Director, Business Analysis & Planning. Prior to joining Lyondell Chemical Company in 2001 as Director, Business Analysis & Planning, Mr. de Jong was Chief Financial Officer of eLink Commerce, Inc., an early stage information technology company. From 1995 to 2000, he held a variety of finance and business development positions with ARCO, including Vice President, Finance in ARCO’s corporate headquarters in Los Angeles. Mr. de Jong also serves as a member of the Partnership Governance Committee of Equistar and the Board of Directors of Millennium.

Name, Age and Present Position with Lyondell Chemical Company	Business Experience During Past Five Years and Period Served as Officer(s)
John A. Hollinshead, 56 Vice President, Human Resources	Mr. Hollinshead was appointed to his current position at Lyondell Chemical Company in July 1998. Mr. Hollinshead has also served as Vice President, Human Resources of Equistar since 1999. In addition, Mr. Hollinshead was appointed Vice President, Human Resources of Millennium in December 2004. Prior to his appointment as Vice President, Human Resources of Lyondell Chemical Company, he was Director, Human Resources, Manufacturing and Engineering for Equistar and, until 1997, was Manager, Human Resources for Lyondell Chemical Company.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

The common stock, par value $1.00 per share, of Lyondell Chemical Company is listed on the New York Stock Exchange under the symbol “LYO.” As of December 31, 2005, there were 247,050,234 shares of Lyondell’s common stock issued and outstanding.

The reported high and low sale prices of Lyondell’s common stock on the New York Stock Exchange (New York Stock Exchange Composite Tape) for each quarter from January 1, 2004 through December 31, 2005, inclusive, were as set forth below.

Period	High	Low
2004:
First Quarter	$19.14	$14.58
Second Quarter	17.64	14.80
Third Quarter	22.69	16.51
Fourth Quarter	29.59	20.90
2005:
First Quarter	$35.65	$26.89
Second Quarter	28.87	22.44
Third Quarter	29.81	24.85
Fourth Quarter	29.00	23.36

On March 1, 2006, the closing sale price of the common stock on the New York Stock Exchange was $21.00 per share, and there were approximately 7,278 holders of record of the common stock.

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

Dividend Policy

Holders of the common stock are entitled to receive such dividends as may from time to time be declared by Lyondell Chemical Company’s Board of Directors. During the last two years, Lyondell has declared $0.225 per share quarterly cash dividends (which were paid after the end of the quarter to which they related). During 2004 and 2005, it paid $127 million and $222 million, respectively, in cash dividends on its common stock. It did not pay any dividends in cash with respect to the Series B common stock. During the periods when shares of Series B common stock were outstanding, Lyondell paid regular quarterly dividends on those shares by issuing additional shares of Series B common stock in lieu of cash, as permitted by its Certificate of Incorporation.

The future declaration and payout of dividends and the amount thereof will be dependent upon Lyondell’s results of operations, financial position, cash position and requirements, investment opportunities, future prospects, contractual restrictions and other factors deemed relevant by the Board of Directors. Subject to these considerations, the provisions of the Certificate of Incorporation and the legal considerations discussed below, Lyondell currently intends to distribute dividends to its shareholders at a quarterly rate of $0.225 per share. All of the 2005 dividends paid by Lyondell are treated as taxable dividends to shareholders for U.S. federal income tax purposes.

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

Issuer Purchases of Equity Securities

Lyondell did not repurchase any shares of its common stock during the fourth quarter of 2005 and does not currently have any publicly announced share repurchase plan or program.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with the Consolidated Financial Statements and the notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	For the year ended December 31,
Millions of dollars, except per share data	2005 (a)	2004 (a)	2003	2002	2001
Results of Operations Data:
Sales and other operating revenues	$18,606	$5,946	$3,781	$3,241	$3,172
Income (loss) from equity investments	124	451	(103)	14	40
Net income (loss) (b)	531	54	(302)	(148)	(150)
Basic earnings (loss) per share (b)	2.16	0.29	(1.84)	(1.10)	(1.28)
Diluted earnings (loss) per share (b)	2.04	0.29	(1.84)	(1.10)	(1.28)
Dividends per share	0.90	0.90	0.90	0.90	0.90
Balance Sheet Data:
Total assets	14,980	15,961	7,633	7,448	6,703
Long-term debt	5,974	7,412	4,151	3,926	3,846
Cash Flow Data:
Cash provided (used) by—
Operating activities	1,594	354	99	289	199
Investing activities	(211)	424	(218)	(623)	(191)
Financing activities	(1,580)	(416)	266	(471)	(122)

(a)	Results of operations and cash flow data reflect the consolidation of Millennium Chemicals Inc. (“Millennium”) and Equistar Chemicals, LP (“Equistar”) for the full year 2005 and for December 2004. Balance sheet data include Millennium and Equistar balances from December 31, 2004. Prior to December 1, 2004, Lyondell’s interest in Equistar was accounted for using the equity method of accounting.
(b)	Net income for 2005 included a $127 million, or $0.49 per share, after-tax charge to reduce the carrying value of the Lake Charles, Louisiana, TDI facility. Net income for 2004 included a $64 million, or $0.34 per share, after-tax charge for purchased in-process research and development as a result of Lyondell Chemical Company’s acquisition of Millennium on November 30, 2004 and resulting consolidation of Equistar.

Lyondell’s computation of the ratio of earnings to fixed charges for the five-year period ended December 31, 2005 is reflected in the table below.

	For the year ended December 31,
Millions of dollars, except ratio data	2005	2004	2003	2002	2001
Income (loss) from continuing operations before income taxes	$750	$77	$(481)	$(214)	$(228)
Fixed charges: (a)
Interest expense, gross	673	628	588	508	495
Portion of rentals representative of interest	79	63	59	51	44

Total fixed charges before capitalized interest	752	691	647	559	539
Capitalized interest	—	—	19	10	3

Total fixed charges including capitalized interest	752	691	666	569	541

Earnings before fixed charges	$1,502	$768	$166	$345	$311
Ratio of earnings to fixed charges (b)	2.0	1.1	—	—	—

(a)	Includes Lyondell’s share of fixed charges for LCR and Equistar.
(b)	In 2003, 2002 and 2001, earnings were insufficient to cover fixed charges by $481 million, $214 million and $228 million, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with information contained in the Consolidated Financial Statements of Lyondell Chemical Company, together with its consolidated subsidiaries (collectively, “Lyondell” or “the Company”), and the notes thereto. References to “LCC” are to Lyondell Chemical Company without its consolidated subsidiaries. In some situations, such as references to financial ratios, the context may require that “LCC” refer to Lyondell Chemical Company and its consolidated subsidiaries other than Equistar Chemicals, LP (together with its consolidated subsidiaries, “Equistar”) and Millennium Chemicals Inc. (together with its consolidated subsidiaries, “Millennium”).

In addition to comparisons of annual operating results, Lyondell has included, as additional disclosure, certain “trailing quarter” comparisons of fourth quarter 2005 operating results to third quarter 2005 operating results. Lyondell’s and its joint ventures’ businesses are highly cyclical, in addition to experiencing some less significant seasonal effects. Trailing quarter comparisons may offer important insight into the current business direction of Lyondell and its joint ventures.

References to industry benchmark prices or costs, including the weighted average cost of ethylene production, are generally to industry prices and costs reported by Chemical Marketing Associates, Incorporated (“CMAI”), except that crude oil and natural gas benchmark price references are to industry prices reported by Platts, a reporting service of The McGraw-Hill Companies.

OVERVIEW

General—Lyondell is a global chemical company that manufactures and markets a variety of basic chemicals and gasoline-blending components. As a result of its acquisition of Millennium on November 30, 2004 and Lyondell’s resulting 100% ownership of Millennium and Equistar, the operations of Millennium and Equistar are included in Lyondell’s consolidated financial statements prospectively from December 1, 2004. Prior to the acquisition of Millennium, Lyondell held an equity investment of 70.5% in Equistar, a joint venture with Millennium.

Lyondell’s operations primarily comprise the ethylene, co-products and derivatives (“EC&D”) segment, the propylene oxide and related products (“PO&RP”) segment, the inorganic chemicals segment and the refining segment, consisting of Lyondell’s equity investment in LYONDELL-CITGO Refining LP (“LCR”), a joint venture with CITGO Petroleum Corporation (“CITGO”).

2005 Versus 2004—In 2005, the chemical industry experienced improved profitability compared to 2004, despite higher crude oil and natural gas prices that pushed up raw material costs for most of the year and the disruptive effects of two major U.S. Gulf Coast hurricanes. Tight gasoline markets in 2005 resulted in higher sales prices and margins for fuel-related products, including methyl tertiary butyl ether (“MTBE”), compared to the already high levels experienced in 2004. However, the titanium dioxide (“TiO2”) market experienced weaker demand in 2005 compared to 2004.

The U.S. Gulf Coast hurricanes, Katrina and Rita, negatively affected crude oil and natural gas supplies, as well as supplies of other raw materials, contributing to the increases in raw material prices in 2005. In addition, hurricane-related disruption of rail and pipeline traffic in the Gulf Coast area negatively affected shipments of raw materials and products. Supply/demand balances and prices were affected beginning in September 2005 as most Gulf Coast refiners and producers of chemicals suspended operations in preparation for the hurricanes, with some sustaining major damage as a result of the hurricanes. Lyondell’s Gulf Coast plants experienced only minor hurricane damage; however, Lyondell and LCR suspended plant and refinery operations in preparation for Hurricane Rita, resulting in lost production and higher costs during 2005. These higher costs included $42 million of charges for Lyondell’s exposure to industry losses expected to be underwritten by industry insurance consortia and $35 million of costs incurred in conjunction with suspending and restoring operations, including Lyondell’s share of costs incurred by LCR. LCR also experienced problems in restarting the refinery. Neither Lyondell nor LCR has recognized, in 2005, any benefits of expected insurance reimbursements. See Note 4 to the Consolidated Financial Statements.

Earnings in 2005 reflect pretax charges of $219 million, including $195 million to reduce the carrying value of Lyondell’s Lake Charles, Louisiana, toluene diisocyanate (“TDI”) plant and related assets and $24 million for related decommissioning, severance and other costs as a result of a decision to cease TDI production at the plant. The decision reflected the facility’s poor financial results and Lyondell’s projections of future plant capital requirements, high energy and raw material costs and low industry capacity utilization rates, which made it commercially impracticable to continue production of TDI at the plant. Hurricane Rita contributed to the decision, damaging the plant and contributing to increased energy costs.

In the EC&D segment, 2005 results reflected higher average product margins compared to 2004, partly offset by the negative effects of hurricane-related costs and lower sales volumes.

In the PO&RP segment, tight gasoline supplies and strong demand in 2005 resulted in significantly higher MTBE product margins compared to 2004. In addition, higher average sales prices for propylene oxide (“PO”) and derivatives resulted in higher product margins in 2005 compared to 2004. These benefits were partly offset by weaker TDI operating results in 2005.

Operating results for the inorganic chemicals segment in 2005, compared to conditions in 2004 when the business was not a part of Lyondell, benefited from higher sales prices. However, the benefits of the higher sales prices were substantially offset by the negative effects of weaker demand for TiO2, which resulted in lower sales volumes, and also by inventory reduction efforts, including reduced 2005 plant operating rates that lowered earnings by approximately $20 million.

In 2005, LCR’s refining operations were negatively affected by lost production and higher costs related to planned and unplanned outages, including the suspension of operations in preparation for Hurricane Rita and subsequent problems in restarting. In addition, higher natural gas prices in 2005 negatively affected margins under LCR’s crude supply agreement.

2004 Versus 2003—During 2004, the chemical industry experienced broad-based improvement as a stronger global economy led to increased demand and tighter chemical industry supply/demand balances compared to 2003. In this improved business environment, the industry experienced higher sales volumes and generally higher product margins in 2004 compared to 2003.

Lyondell, through its investment in Equistar, was able to implement sales price increases for ethylene, ethylene derivatives and co-products, such as propylene, benzene and fuels that more than offset the effect of significantly higher raw material and energy costs. Lyondell also was able to implement sales price increases for PO and derivatives that more than offset the effect of significant increases in the price of propylene, a key PO raw material. In addition, a stronger domestic gasoline market in 2004 resulted in higher margins for MTBE and other fuel-related products compared to 2003.

In 2004, compared to 2003, LCR’s refining operations benefited from higher margins on crude oil refining, stronger aromatics markets and higher processing rates for Venezuelan heavy, high sulfur crude oil. The stronger domestic gasoline and diesel markets in 2004 resulted in higher product margins for LCR.

Benchmark Indicators—Benchmark crude oil and natural gas prices generally have been indicators of the level and direction of movement of raw material and energy costs for the EC&D segment. Ethylene and its co-products are produced from two major raw material groups:

•	crude oil-based liquids (“liquids” or “heavy liquids”), including naphthas, condensates, and gas oils, the prices of which are generally related to crude oil prices; and

•	natural gas liquids (“NGLs”), principally ethane and propane, the prices of which are generally affected by natural gas prices.

Lyondell has the ability to shift its ratio of raw materials used in ethylene production to take advantage of the relative costs of liquids and NGLs.

The following table shows the average benchmark prices for crude oil and natural gas for the applicable three-year period, as well as benchmark sales prices for ethylene and propylene, which Lyondell produces and sells. Propylene is also a key raw material for Lyondell’s PO&RP business segment. The benchmark weighted average cost of ethylene production is based on CMAI’s estimated ratio of heavy liquid raw materials and NGLs used in U.S. ethylene production and is subject to revision. See discussion of the EC&D segment’s operating results below for additional details.

	Average Benchmark Price for the Year and Percent Change Versus Prior Year Average
	2005	Percent Increase	2004	Percent Increase	2003
Crude oil—dollars per barrel	56.44	36%	41.42	33%	31.12
Natural gas—dollars per million BTUs	7.58	31%	5.78	10%	5.24
Weighted average cost of ethylene production—cents per pound	29.41	25%	23.55	15%	20.44
Ethylene—cents per pound	44.21	31%	33.75	18%	28.50
Propylene—cents per pound	40.75	28%	31.96	49%	21.42

As indicated in the table above, benchmark crude oil prices and natural gas prices continued to increase from 2003 to 2005, resulting in successively higher average raw material and energy costs each year. Benchmark sales prices for ethylene and propylene increased in response to the higher raw material and energy costs in 2004 and 2005, as well as the improving market conditions.

RESULTS OF OPERATIONS

Lyondell’s wholly owned operations prior to the acquisition of Millennium comprised the PO&RP segment. As a result of the acquisition of Millennium on November 30, 2004, Lyondell’s operating income also includes operations of wholly owned subsidiaries Equistar and Millennium prospectively from December 1, 2004. Prior to the acquisition of Millennium, Lyondell’s activities in the EC&D segment were conducted through its investment in Equistar, accounted for using the equity method. Lyondell’s activities in the refining segment are conducted through its interest in LCR, which is accounted for using the equity method.

Revenues—Lyondell’s revenues were $18,606 million in 2005, $5,946 million in 2004 and $3,781 million in 2003. Lyondell’s 2005 revenues included the revenues of Equistar and Millennium for the full year. The consolidation of Equistar and Millennium added $12,038 million to 2005 revenues and $962 million to December 2004 revenues. The remaining increases in revenues during the three-year period were primarily due to higher average product sales prices.

Cost of Sales—Lyondell’s cost of sales was $16,485 million in 2005, $5,468 million in 2004 and $3,591 million in 2003. Consolidation of Equistar and Millennium added $10,700 million to cost of sales in 2005 and $808 million in December 2004. Cost of sales also increased during the three-year period as a result of continuing increases in the average prices of raw materials and energy.

SG&A Expenses—Selling, general and administrative (“SG&A”) expenses were $543 million in 2005, $287 million in 2004 and $170 million in 2003. Lyondell’s 2005 and 2004 SG&A expenses included the SG&A expenses of Equistar and Millennium for 2005 and December 2004, which were $329 million and $45 million, respectively. Other SG&A expenses decreased in 2005 compared to 2004 and increased in 2004 compared to 2003. The decrease in 2005 was primarily due to lower 2005 incentive compensation expense, due to a decrease in Lyondell’s common stock price, partly offset by the effect on incentive compensation of Lyondell’s improved operating results. The increase in 2004 reflected higher incentive compensation expense as a result of an increase in Lyondell’s common stock price coupled with improved operating results.

In-Process Research and Development Charge—As part of the acquisition of Millennium, $64 million of the purchase price was allocated to purchased in-process research and development (“IPR&D”). Accordingly, Lyondell’s 2004 results of operations included a charge of $64 million for the value of the acquired IPR&D.

Operating Income (Loss)—Lyondell had operating income of $1,268 million and $86 million in 2005 and 2004, respectively, and an operating loss of $17 million in 2003. Lyondell’s 2005 and 2004 operating income included the operating income of Equistar and Millennium from December 1, 2004, which added $952 million and $38 million to operating income in 2005 and 2004, respectively. The remaining improvement in operating income in 2005 compared to 2004 primarily reflected higher product margins for MTBE and PO and derivatives. Operating income in 2005 included charges of $219 million related to Lyondell’s Lake Charles, Louisiana, TDI plant. Lyondell’s 2004 operating income included a $64 million charge for purchased IPR&D. Prior to December 1, 2004, Lyondell’s operating results comprised the operating results of the PO&RP segment.

Interest Expense—Interest expense was $649 million in 2005, $463 million in 2004 and $415 million in 2003. Lyondell’s interest expense included the interest expense of Equistar and Millennium for 2005 and December 2004, which added $286 million and $25 million, respectively, to interest expense. Otherwise, the decrease in interest expense for 2005 compared to 2004 resulted from the payment of $1.1 billion principal amount of LCC debt during 2005, including $700 million of 9.875% Senior Secured Notes, Series B, $300 million of 9.5% Senior Secured Notes and $100 million of 9.375% Debentures. See “Financial Condition” below for a discussion of financing activities. During 2003, Lyondell capitalized $19 million of interest related to the construction of the Maasvlakte PO/styrene monomer (“SM” or “styrene”) plant.

Interest Income—Interest income was $46 million in 2005, $14 million in 2004 and $23 million in 2003. Lyondell’s 2005 and 2004 interest income included the 2005 and December 2004 interest income of Millennium and Equistar, which totaled $27 million and $2 million, respectively. In 2003, interest income included $15 million of interest income related to a settlement of income tax issues.

Other Income (Expense), Net—Lyondell had other expense, net, of $39 million in 2005 and $11 million in 2004 and other income, net of $31 million in 2003. Other expense, net, of $39 million in 2005 included $45 million of charges related to the prepayment of $1.1 billion of LCC debt and $353 million of Millennium debt during 2005. Other expense, net, of $11 million in 2004 included $18 million of charges related to the prepayment of $300 million of LCC’s 9.875% Senior Secured Notes, Series B. Lyondell’s other income, net, in 2003 included an $18 million gain on the sale of a 10% interest in the Nihon Oxirane joint venture, based in Japan, to Lyondell’s partner in the venture, foreign exchange gains of $8 million and a $5 million refinancing charge related to prepayment of $103 million of term loans.

Income from Equity Investment in Equistar—Effective December 1, 2004, Equistar became a wholly owned subsidiary of Lyondell and was included in Lyondell’s consolidated operating results prospectively from that date. Through November 30, 2004, Lyondell’s equity investment in Equistar resulted in income of $141 million in 2004 and a loss of $228 million in 2003. See Note 8 to the Consolidated Financial Statements. Equistar’s operating results are reviewed further in the discussion of the EC&D segment below.

Income from Equity Investment in LCR—Lyondell’s income from its equity investment in LCR was $123 million in 2005, $303 million in 2004 and $144 million in 2003. See Note 9 to the Consolidated Financial Statements. LCR’s operating results are reviewed in the discussion of the refining segment below.

Income Tax—Lyondell’s 2005 effective income tax rate was 29% compared to 30% in 2004 and 37% in 2003. The effective income tax rate for 2005 reflects benefits from finalization of income tax liabilities relating to prior years, partially offset by higher non-U.S. earnings that are effectively taxed at higher rates. The reduction in the rate that resulted from finalization of certain prior years’ taxes would not be expected to recur in subsequent years, and the impact of future non-U.S. earnings on the tax rate will depend on the amount and timing of such earnings. The 2004 effective income tax rate of 30% reflected benefits that reduced taxes on non-U.S. income, including benefits associated with the internal financing of the Maasvlakte PO/SM plant construction. Also in 2004, the impact on the effective tax rate of the nondeductibility of the purchased in-process research and development costs resulting from the Millennium acquisition was largely offset by the benefit of a reduction in the Dutch statutory income tax rate. The effective income tax rate for 2003 represented the tax benefit from operating losses incurred during the year. The 2003 tax benefit exceeded the statutory federal rate due primarily to the benefits of internal financing that reduced taxes on non-U.S. income.

Net Income—Lyondell had net income of $531 million in 2005 and $54 million in 2004, compared to a net loss of $302 million in 2003. The following table summarizes the major components contributing to the 2005, 2004 and 2003 results of operations. Results of operations include Millennium and Equistar prospectively from December 1, 2004, while income from Lyondell’s equity investment in Equistar in 2004 reflects eleven months through November 30, 2004.

Millions of dollars	2005	2004	2003
Operating income (loss)	$1,268	$86	$(17)
Income (loss) from equity investment in Equistar	—	141	(228)
Income from equity investment in LCR	123	303	144
Income (loss) from other equity investments	1	7	(19)
Interest expense	(649)	(463)	(415)
Interest income	46	14	23
Other income (expense), net	(39)	(11)	31
Provision for (benefit from) income taxes	219	23	(179)

Net income (loss)	$531	$54	$(302)

The improvement in net income in 2005 compared to 2004 was primarily due to higher product margins in the EC&D and PO&RP segments, which were partly offset by the TDI plant charges of $219 million, hurricane-related effects and lower 2005 operating results at LCR due to planned and unplanned outages. The improvement in operating income in 2004 compared to 2003 was primarily due to higher product margins in 2004. The operating results of the segments are reviewed in the Segment Analysis below.

Fourth Quarter 2005 versus Third Quarter 2005—Lyondell had net income of $141 million in the fourth quarter 2005 compared to $10 million in the third quarter 2005. The $131 million increase primarily reflected the third quarter 2005 after-tax charge of $127 million for the reduction in the carrying value of Lyondell’s Lake Charles, Louisiana, TDI plant and related assets. The benefit of higher EC&D segment product margins and sales volumes in the fourth quarter 2005 was substantially offset by a seasonal decrease in fourth quarter 2005 MTBE product margins, lower fourth quarter 2005 operating results at LCR due to the unplanned post-hurricane outages, and additional charges of $17 million after tax related to the TDI plant.

Segment Analysis

Lyondell operates primarily in four reportable segments: EC&D, PO&RP, inorganic chemicals and refining. Lyondell’s refining operations are conducted through its interest in LCR.

The EC&D segment comprises the operations of Equistar, which became a wholly owned subsidiary of Lyondell with the November 30, 2004 acquisition of Millennium, and the acetyls business of Millennium. The PO&RP segment represents the operations of the former intermediate chemicals and derivatives segment of Lyondell, and the inorganic chemicals segment comprises Millennium’s TiO2 and related products business.

Ethylene, Co-products and Derivatives Segment

Overview—In its EC&D segment, Lyondell manufactures and markets ethylene and its co-products, primarily propylene, butadiene and aromatics, which include benzene and toluene. Lyondell also manufactures and markets ethylene derivatives, primarily polyethylene (including high density polyethylene (“HDPE”), low density polyethylene (“LDPE”) and linear-low density polyethylene (“LLDPE”)), ethylene glycol, ethylene oxide and its other derivatives, and ethanol and vinyl acetate monomer (“VAM”). In the EC&D segment, Lyondell also manufactures and markets fuels, such as methyl tertiary butyl ether (“MTBE”) and alkylate, as well as acetic acid, methanol and polypropylene.

Operations of the Millennium acetyls business are included in the EC&D segment prospectively from December 1, 2004. Acetyls revenues and operating income for 2005 were $504 million and $26 million, respectively, and $45 million and $10 million, respectively, for the month of December 2004. Compared to business conditions in 2004 when it was not a part of Lyondell, the acetyls business was negatively affected in 2005 by higher raw material and energy costs, due to higher ethylene and natural gas prices, and lower sales volumes, resulting from weaker demand. These negative effects were only partly offset by the benefits of higher average product sales prices.

The following is a review of Equistar’s operating results for the periods on a stand-alone basis. Consequently, it excludes the acetyls business and any effect of Lyondell’s accounting for its acquisition of Millennium and its resultant acquisition of Equistar. See Note 5 to the Consolidated Financial Statements for further discussion of Lyondell’s acquisition of Millennium.

Equistar’s 2005 average product margins were higher compared to 2004. The benefit of the higher average product margins was partly offset by the negative effects of hurricane-related costs and lower sales volumes. U.S. ethylene industry demand decreased an estimated 6% in 2005 compared to 2004, due primarily to the effects of the U.S. Gulf Coast hurricanes.

During 2004, Equistar was able to implement sales price increases in many products that more than offset the effect of significantly higher raw material and energy costs during 2004 and 2003, resulting in higher 2004 average product margins compared to 2003. U.S. ethylene demand grew 11% in 2004 compared to 2003.

The following table sets forth Equistar’s sales and other operating revenues, operating income and selected product sales volumes.

	For the year ended December 31,
	2005	2004	2003
Millions of dollars
Sales and other operating revenues	$11,686	$9,316	$6,545
Operating income (loss)	968	494	(98)

Volumes, in millions
Ethylene and derivatives (pounds)	10,677	11,194	10,175
Polyethylene volumes included in above volumes (pounds)	5,345	5,703	5,062
Co-products, non-aromatic (pounds)	7,749	7,942	7,092
Aromatics (gallons)	412	377	384

Revenues—Equistar’s revenues of $11,686 million in 2005 increased 25% compared to revenues of $9,316 million in 2004. The increase in 2005 reflected higher average sales prices, partially offset by lower sales volumes. As noted in the table below, benchmark sales prices for ethylene, propylene and HDPE averaged significantly higher in 2005 compared to 2004, while benzene average sales prices in 2005 were comparable to 2004. Ethylene and derivative sales volumes were 5% lower in 2005 compared to 2004.

Equistar’s revenues of $9,316 million in 2004 increased 42% compared to revenues of $6,545 million in 2003, reflecting higher average sales prices and volumes. Benchmark ethylene, propylene and HDPE sales prices averaged significantly higher in 2004 compared to 2003, while average benchmark benzene sales prices nearly doubled in 2004 compared to 2003. Ethylene and derivative sales volumes were 10% higher in 2004 compared to 2003.

	Average Benchmark Price for the Year and Percent Change Versus Prior Year Average
	2005	Percent Increase	2004	Percent Increase	2003
Ethylene—cents per pound	44.21	31%	33.75	18%	28.50
Propylene—cents per pound	40.75	28%	31.96	49%	21.42
Benzene—cents per gallon	289.88	1%	287.96	87%	154.00
HDPE—cents per pound	72.13	21%	59.58	20%	49.54

Operating Income—Equistar had operating income of $968 million in 2005 compared to $494 million in 2004, a 96% increase. The improvement was primarily the result of higher average product margins. The benefit of the higher 2005 average product margins was partly offset by the negative effects of hurricane-related costs and lower sales volumes. Hurricane-related costs included $20 million of charges representing Equistar’s exposure to industry losses expected to be underwritten by industry insurance consortia.

Equistar’s operating income was $494 million in 2004 compared to an operating loss of $98 million in 2003. The improvement was primarily due to higher product margins and higher sales volumes in 2004. The effect of sales price increases in response to higher raw material and energy costs were generally more favorable in 2004 than in 2003, resulting in higher average product margins in 2004. Operating results in 2003 also were negatively impacted by scheduled maintenance turnarounds at two major ethylene plants, a $12 million loss on the sale of a polypropylene plant and an $11 million charge for the write-off of a research and development (“R&D”) facility for derivatives.

Fourth Quarter 2005 versus Third Quarter 2005—Lyondell’s EC&D segment includes, from December 1, 2004, the businesses of Equistar and the acetyls business of Millennium. The following is a comparison of Lyondell’s EC&D segment for the fourth quarter 2005 to the third quarter 2005.

EC&D segment fourth quarter 2005 operating income of $337 million compares to operating income of $21 million in the third quarter 2005. The increase in profitability was primarily due to approximately $310 million of higher fourth quarter 2005 product margins, reflecting post-hurricane supply tightness, which resulted in sales price increases that exceeded increases in raw material and energy costs. Fourth quarter 2005 sales volumes for ethylene and derivatives were comparable to the third quarter 2005. Acetyls fourth quarter 2005 operating results declined compared to the third quarter 2005, as higher average sales prices did not fully offset higher natural gas and ethylene costs.

Propylene Oxide and Related Products Segment

Overview—The PO&RP segment produces and markets PO; PO derivatives, such as propylene glycol (“PG”), propylene glycol ethers (“PGE”), and butanediol (“BDO”); toluene diisocyanate (“TDI”); styrene and tertiary butyl alcohol (“TBA”) and its derivatives, methyl tertiary butyl ether (“MTBE”) and ethyl tertiary butyl ether (“ETBE”). Styrene and TBA are co-products of Lyondell’s two major PO production processes, referred to as PO/SM and PO/TBA. Operations in 2005 and 2004 included the operations of the 50%-owned Maasvlakte PO/SM plant, which began production in the fourth quarter 2003.

In 2005, tight gasoline supplies and strong demand resulted in significantly higher MTBE product margins compared to 2004. In addition, higher average sales prices for PO and derivatives resulted in higher product margins in 2005 compared to 2004. These benefits were partly offset by weaker TDI operating results in 2005. Styrene results improved slightly on higher sales volumes.

As a result of improved supply/demand balances in 2004, sales price increases for PO and derivatives more than offset the effect of significant increases in the price of propylene, resulting in higher product margins compared to 2003. During 2004, MTBE sales prices and product margins benefited from a strong gasoline market and high gasoline prices compared to 2003. Partly offsetting these improvements, TDI and styrene product margins were lower in 2004 compared to 2003 as sales price increases for these products failed to offset raw material cost increases. In particular, 2004 benchmark prices for raw material benzene in the U.S. were 87% higher compared to 2003, negatively affecting styrene margins.

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

	For the year ended December 31,
Millions of dollars	2005	2004	2003
Sales and other operating revenues	$6,568	$4,984	$3,781
Operating income (loss)	316	48	(17)

Volumes, in millions
PO and derivatives (pounds)	3,236	3,330	2,849
Co-products:
SM (pounds)	3,885	3,720	3,467
MTBE and other TBA derivatives (gallons)	1,178	1,114	1,142

Average Benchmark Raw Material Price
Propylene:
United States—cents per pound	40.75	31.96	21.42
Europe—euros per metric ton	710	551	476

The above sales data include processing volumes and purchases for resale. The purchases for resale reflected in the 2003 sales volumes, principally styrene, were substantially replaced in 2004 by production volumes from the Maasvlakte PO/SM plant in The Netherlands, which began production in the fourth quarter 2003.

Revenues—Revenues of $6,568 million in 2005 increased 32% compared to revenues of $4,984 million in 2004. The increase in revenues was primarily due to higher average sales prices, as well as higher overall sales volumes. Sales volumes in 2005 compared to 2004 increased 6% for MTBE and other TBA derivatives, decreased 3% for PO and derivatives, and increased 4% for styrene.

Revenues of $4,984 million in 2004 increased 32% compared to revenues of $3,781 million in 2003. The higher revenues were primarily due to higher average sales prices and higher product sales volumes. Sales volumes for PO and derivatives were 17% higher in 2004, reflecting stronger demand compared to 2003. Sales volumes for co-product styrene were 7% higher, while MTBE sales volumes were 2% lower in 2004 compared to 2003.

Operating Income—Operating income was $316 million in 2005 compared to $48 million in 2004. The increase was primarily due to higher product margins for MTBE and for PO and derivatives in 2005 compared to 2004. MTBE contributed approximately $325 million and PO and derivatives contributed approximately $200 million to the improvement in operating income in 2005. These improvements were partly offset by the $219 million of charges related to Lyondell’s Lake Charles, Louisiana, TDI plant and by TDI operating losses.

Operating income was $48 million in 2004 compared to an operating loss of $17 million in 2003. The improvement was primarily due to higher product margins and sales volumes for PO and derivatives and higher MTBE margins. The higher product margins resulted from increases in sales prices for PO and derivatives which more than offset the increase in propylene prices. These increases in operating income were partly offset by lower product margins for styrene as well as the segment’s share of higher SG&A expenses. The increase in SG&A expenses was primarily due to the effect of Lyondell’s higher common stock price and improved performance on incentive compensation expense in 2004.

Fourth Quarter 2005 versus Third Quarter 2005—The PO&RP segment had operating income of $35 million in the fourth quarter 2005 compared to $65 million in the third quarter 2005. The $30 million decrease was primarily due to seasonally lower MTBE product margins in the fourth quarter 2005, which were partly offset by the effect of lower charges in the fourth quarter 2005 related to Lyondell’s Lake Charles, Louisiana, TDI plant and charges representing Lyondell’s PO&RP segment exposure to industry losses expected to be underwritten by industry insurance consortia. The seasonal decrease in MTBE product margins was approximately $220 million. The fourth and third quarters of 2005 included charges of $24 million and $195 million, respectively, related to the Lake Charles, Louisiana, TDI plant and charges of $3 million and $8 million, respectively, representing the PO&RP segment’s exposure to industry losses expected to be underwritten by industry insurance consortia. Fourth quarter 2005 PO and derivatives operating results were comparable to the third quarter 2005 as the benefits of higher prices and sales volumes were offset by higher raw material and energy costs; styrene operating results improved approximately $15 million on higher product margins; and, before taking into account the charges related to the Lake Charles TDI plant shutdown, TDI operating results improved approximately $20 million.

Inorganic Chemicals Segment

Overview—Lyondell’s inorganic chemicals segment comprises the TiO2 and related products business of Millennium, which became a wholly owned subsidiary of Lyondell on November 30, 2004. This segment’s operating results are included in Lyondell’s Consolidated Statements of Income prospectively from December 1, 2004. The inorganic chemicals segment had revenues of $1,360 million and operating income of $18 million in 2005, and, for the month of December 2004, revenues of $97 million and operating income of $7 million.

Compared to conditions in 2004 when the business was not a part of Lyondell, operating results for the inorganic chemicals segment in 2005 benefited from higher sales prices that were substantially offset by the negative effects of lower sales volumes, higher raw material and energy costs and Lyondell’s inventory reduction efforts, which included reduced plant operating rates. The reduced plant operating rates in 2005 lowered earnings by approximately $20 million. Sales prices in 2005 averaged 9% higher compared to 2004, while 2005 sales volumes were 7% lower, despite the positive effect of hurricane-related supply disruptions at other TiO2 producers’ facilities during part of 2005. The lower 2005 sales volumes compared to 2004 reflected weaker 2005 demand and Millennium’s 2004 efforts to reduce inventory levels through a strong sales volume push.

Fourth Quarter 2005 versus Third Quarter 2005—Lyondell’s inorganic chemicals segment includes, from December 1, 2004, the inorganic chemicals business of Millennium. The following is a comparison of Lyondell’s inorganic chemicals segment for the fourth quarter 2005 to the third quarter 2005.

The inorganic chemicals segment had an operating loss of $3 million in the fourth quarter 2005 compared to a $16 million operating loss in the third quarter 2005. The third quarter 2005 operating results reflected higher costs resulting from reduced plant operating rates as part of Lyondell’s inventory reduction efforts. Sales price increases in the fourth quarter 2005 offset the impact of high natural gas prices in the U.S. and U.K. Sales volumes in the quarters were comparable.

Refining Segment

Overview—Lyondell’s activities in the refining segment are conducted through its interest in LCR, and the following discussion of LCR’s operating results is on a 100% basis. LCR produces refined petroleum products, including gasoline, low sulfur diesel, jet fuel, aromatics and lubricants. PDVSA Petróleo, S.A. (“PDVSA Oil”) supplies heavy, high sulfur Venezuelan crude oil to LCR under a long-term crude supply agreement (“Crude Supply Agreement” or “CSA”)—see Note 9 and the “Crude Supply Agreement” section of Note 20 to the Consolidated Financial Statements. Under the CSA, LCR purchases 230,000 barrels per day of heavy, high sulfur crude oil, which constitutes approximately 86% of its rated crude oil refining capacity of 268,000 barrels per day. LCR generally purchases the balance of its crude oil requirements on the spot market. Profit margins on spot market crude oil tend to be more volatile than margins on CSA crude oil.

Total crude oil processing rates were 217,000 barrels per day in 2005, 265,000 barrels per day in 2004 and 258,000 barrels per day in 2003. CSA crude oil processing rates were 185,000 barrels per day in 2005, 237,000 barrels per day 2004 and 224,000 barrels per day in 2003. The lower processing rates in 2005 were due to the planned and unplanned outages in 2005. During the early part of 2003, a national strike in the Bolivarian Republic of Venezuela (“Venezuela”) disrupted deliveries of CSA crude oil to LCR, resulting in lower CSA processing rates in 2003 compared to 2004.

In 2005, LCR’s refining operations were negatively affected by lost production and costs resulting from both planned and unplanned maintenance in the second quarter 2005 and the suspension of operations in preparation for Hurricane Rita and related problems in restarting. LCR is pursuing insurance claims for the effects of the hurricane-related business interruption and related costs. In addition, higher natural gas prices in 2005 led to lower CSA crude oil margins compared to 2004, as discussed below. These negative effects were partly offset by benefits from significantly higher spot crude oil margins in 2005, which reflected stronger diesel and gasoline markets in 2005 compared to 2004.

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

	For the year ended December 31,
Millions of dollars	2005	2004	2003
Sales and other operating revenues	$6,741	$5,603	$4,162
Net income	194	500	228

Thousands of barrels per day
Refined products sales volumes:
Gasoline	104	118	119
Diesel and heating oil	80	95	85
Jet fuel	13	17	19
Aromatics	8	8	8
Other refined products	86	96	91

Total refined products sales volumes	291	334	322

Crude processing rates:
Crude Supply Agreement	185	237	224
Other crude oil	32	28	34

Total crude processing rates	217	265	258

Revenues—Revenues of $6,741 million in 2005 increased 20% compared to revenues of $5,603 million in 2004. The increases in revenue were due to higher average refined product sales prices, driven largely by the stronger diesel and gasoline markets and higher crude oil prices, partly offset by lower sales volumes. Refined product sales prices averaged 39% higher in 2005 than in 2004. Sales volumes decreased 13% in 2005 compared to 2004, reflecting the lower crude processing rates, which decreased 18% as a result of the planned and unplanned outages during 2005.

Revenues were $5,603 million in 2004 compared to $4,162 million in 2003. The 35% increase was primarily due to 33% higher average refined product sales prices, which were driven largely by significantly higher crude oil prices in 2004. Crude processing rates averaged 265,000 barrels per day in 2004, increasing 3% from 2003 average rates of 258,000 barrels per day. Additionally, CSA crude processing rates increased 13,000 barrels per day from 2003 to 2004 offset by a 6,000 barrel per day decrease in spot market crude processing rates.

Net Income—Net income was $194 million in 2005 compared to $500 million in 2004. The decrease was primarily due to the negative effects of lost production and costs related to the planned and unplanned outages. In addition, higher natural gas prices in 2005 compared to 2004 negatively affected CSA crude margins. These negative factors were only partly offset by the benefit of higher 2005 margins on spot crude oil volumes.

LCR’s net income was $500 million in 2004 compared to $228 million in 2003. The $272 million improvement in 2004 compared to 2003 was primarily due to higher margins on both CSA and spot crude oil volumes, higher aromatics margins and increased operating reliability and efficiency that led to higher operating rates and reduced costs in 2004. Higher CSA processing rates also contributed to the improvement. LCR’s 2004 net income included a $14 million benefit related to a third party contract settlement, partly offset by a $9 million charge for the write-off of obsolete equipment. In addition, LCR’s net income in 2003 included a $25 million charge related to previously capitalized costs for a low sulfur gasoline project and a $6 million charge related to personnel reductions.

Fourth Quarter 2005 versus Third Quarter 2005—LCR had a net loss of $35 million in the fourth quarter 2005 compared to net income of $91 million in the third quarter 2005. The decline in operating results was primarily due to the negative effects of lost production and costs related to problems in restarting operations after Hurricane Rita. Total crude oil processing rates averaged 169,000 barrels per day, a decrease of 76,000 barrels per day compared to the third quarter 2005 and 99,000 barrels per day compared to LCR’s rated capacity. Results were also negatively impacted by higher natural gas costs in the fourth quarter 2005.

FINANCIAL CONDITION

The following operating, investing and financing activities reflect the consolidation of Millennium and Equistar, prospectively from December 1, 2004.

Operating Activities—Operating activities provided cash of $1,594 million in 2005, $354 million in 2004 and $99 million in 2003. Cash flows provided by operating activities in 2005 included $1,047 million and $275 million, respectively, provided by the operations of Equistar and Millennium. In December 2004, cash flows provided by the operations of Equistar and Millennium were $115 million and $39 million, respectively.

During 2005, Lyondell’s cash flows provided by operations benefited from high 2005 earnings levels, utilization of U.S. federal tax loss carryforwards and a net decrease in the main components of working capital – accounts receivable, inventory and accounts payable – that provided cash of $42 million. Other changes in assets and liabilities, which used cash of $89 million, reflected expenditures for turnaround maintenance costs and payments of incentive compensation and property taxes.

The net decrease in the main components of working capital of $42 million in 2005 was due to a $292 million increase in accounts payable balance that was partly offset by a $156 million increase in accounts receivable and a $94 million increase in inventory balances. The $292 million increase in the accounts payable balance primarily reflected higher purchase prices for raw materials and energy, reflecting the effects of a 36% increase in crude oil prices and a 31% increase in natural gas prices, comparing December 31, 2005 and 2004. The $156 million increase in the accounts receivable balance primarily reflected higher average sales prices in 2005 compared to 2004. Inventories increased $94 million due primarily to a slowdown in EC&D segment sales late in 2005. As noted below under “Financing Activities,” in November 2005, LCC and Equistar amended the accounts receivable sales facilities.

In consideration of discounts offered to certain customers for early payment for product, some receivable amounts were collected in December 2005 and 2004 that otherwise would have been expected to be collected in January 2006 and 2005, respectively. This included collections of $84 million and $66 million in December 2005 and 2004, respectively, related to receivables from Occidental Chemical Corporation, a subsidiary of Occidental Petroleum Corporation (together with its subsidiaries and affiliates, collectively “Occidental”).

The increase in 2004 operating cash flow compared to 2003 primarily reflected improved operating results, including higher distributions of earnings from affiliates, which more than offset a net increase in the main components of working capital.

Investing Activities—Investing activities used cash of $211 million in 2005, provided cash of $424 million in 2004 and used cash of $218 million in 2003. The use of cash in 2005 reflected the effect of including a full year of Equistar’s and Millennium’s capital expenditures in 2005 and higher cash contributions to LCR for capital in 2005. The cash provided by investing activities in 2004 reflected the acquisition of Millennium, which resulted in the consolidation of Millennium’s and Equistar’s cash balances as of November 30, 2004, totaling $452 million. The use of cash in 2003 was primarily due to the purchase of the previously-leased Botlek BDO plant for $218 million.

The following table summarizes the capital expenditures of Lyondell and its principal joint ventures as well as their 2006 budgeted capital spending. Equistar’s and Millennium’s capital expenditures are included in Lyondell’s capital expenditures from December 1, 2004.

Millions of dollars	Budget 2006	2005	2004	2003
Capital expenditures—100% basis:
Lyondell	$385	$249	$70	$264
Equistar—through November 30, 2004	—	—	85	106
LCR	230	176	71	46
Capital expenditures—Lyondell proportionate share:
Lyondell—100%	$385	$249	$70	$264
Equistar—70.5% through November 30, 2004	—	—	60	75
LCR—58.75%	135	103	42	27

Total capital expenditures	520	352	172	366
Contributions to European PO Joint Venture	5	1	5	87
Contributions to U.S. PO Joint Venture	14	10	4	1

Total capital expenditures and contributions to PO joint ventures	$539	$363	$181	$454

The 2006 Lyondell capital budget and 2005 capital expenditures reflect increased spending on projects related to environmental and regulatory requirements, including air emission reductions and wastewater management. The LCR 2006 capital budget and 2005 capital expenditures reflect spending related to low sulfur fuels regulations, as well as air emission reductions. Lyondell’s 2004 and 2003 capital expenditures also consisted primarily of spending for environmental and regulatory compliance and cost reduction projects and, in 2003, the purchase of the Botlek BDO plant. Cash contributions to the European PO Joint Venture of $87 million in 2003 reflected funding of Lyondell’s 50% share of the Maasvlakte PO/SM plant construction costs and start-up expenses. The plant began production in December 2003.

The following table summarizes Lyondell’s cash distributions from and cash contributions to its principal joint venture affiliates, including Equistar through November 30, 2004:

Millions of dollars	2005	2004	2003
Cash distributions from joint venture affiliates:
LCR	$303	$385	$253
Equistar (excluding $102 million in December 2004)	—	120	—
Other	3	14	2

Total distributions	306	519	255
Less: Distributions of earnings from affiliates	123	424	144

Distributions in excess of earnings from affiliates	$183	$95	$111

Cash contributions to joint venture affiliates:
LCR	$128	$44	$30
Equistar	—	—	—
European PO Joint Venture, including working capital and capitalized interest	10	5	106
U.S. PO Joint Venture	10	4	1

Total	$148	$53	$137

LCR’s 2005 cash distributions to Lyondell of $303 million decreased from $385 million in 2004 because of LCR’s lower 2005 operating cash flow, which was primarily attributable to the effects of Hurricane Rita.

Lyondell’s cash contributions to LCR increased to $128 million in 2005 from $44 million in 2004 due to LCR’s higher 2005 capital expenditures.

In March 2003, Lyondell and its partner completed agreements related to their Nihon Oxirane joint venture based in Japan. As part of the agreements, Lyondell sold a 10% share in Nihon Oxirane to its partner in the venture for $28 million, reducing Lyondell’s ownership interest to 40%. Lyondell realized an $18 million gain on the sale.

Financing Activities—Financing activities used cash of $1,580 million in 2005 and $416 million in 2004 and provided cash of $266 million in 2003. Cash used by financing activities in 2005 and 2004 primarily reflected prepayment of long-term debt. The cash provided by financing activities in 2003 primarily reflected proceeds from issuance of debt and equity securities.

During 2005, LCC prepaid: $300 million of its 9.5% Senior Secured Notes due 2008 and the remaining $700 million of the 9.875% Senior Secured Notes, Series B, due 2007; paid an aggregate of $36 million in prepayment premiums and wrote off $9 million of unamortized debt issuance costs; purchased $1 million of its 9.625% Senior Secured Notes, Series A, due 2007; and paid, at maturity, $100 million of its 9.375% Debentures due 2005. Also in 2005, Millennium purchased $281 million principal amount of its 7% Senior Notes due 2006 pursuant to a cash tender offer at 102.622 percent of par. During 2005, Millennium also purchased an additional $61 million of the 7% Senior Notes due 2006, $13 million of the 9.25% Senior Notes due 2008 and $1 million of the 7.625% Senior Debentures due 2026. See the “Millennium Debt” section of “Liquidity and Capital Resources” regarding the May 2005 Millennium credit facility amendment, which permitted the purchases, and other amendments to the Millennium credit facility.

In January 2006, a U.K. subsidiary of Millennium entered into a new €60 million, five-year, revolving credit facility. See “Liquidity and Capital Resources” below for a description of the facility. In addition, on February 28, 2006, Millennium completed a cash tender offer for its 7% Senior Notes due 2006, purchasing $149 million principal amount of the notes at 101.256 percent of par. Lyondell intends to continue to reduce indebtedness as market conditions permit.

In August 2005, Millennium amended and restated its $150 million credit facility, replacing it with a $125 million U.S. revolving credit facility, a $25 million Australian revolving credit facility, and a $100 million Australian senior term loan, all of which mature in August 2010. See the “Millennium Debt” section of “Liquidity and Capital Resources” for a description of the new credit facilities. The U.S. revolving credit facility and the Australian revolving credit facility will be used for liquidity and general corporate purposes. The Australian term loan facilitated the repatriation of non-U.S. earnings and returns of investment that were primarily used to reduce Millennium indebtedness as discussed above.

In November 2005, LCC amended the $150 million accounts receivable sales facility, and Equistar amended its $250 million inventory-based revolving credit facility and its $450 million accounts receivable sales facility. See the “LCC Debt and Accounts Receivable Sales Facility,” and “Equistar Debt and Accounts Receivable Sales Facility” sections of “Liquidity and Capital Resources” for additional discussion of these and other amendments.

Cash dividends of $0.225 per share of common stock totaling $222 million, $127 million and $116 million were paid in 2005, 2004 and 2003, respectively. The increase in 2005 reflected the issuance of 63.1 million shares in connection with the November 30, 2004 acquisition of Millennium. In addition, through December 31, 2004, Lyondell had two series of common stock outstanding, common stock and Series B common stock. Lyondell paid a regular quarterly dividend of $0.225 per share of common stock in 2003 and in each of the first three quarters of 2004, and elected to pay the regular quarterly dividend on each share of outstanding Series B common stock in kind in the form of shares of Series B common stock. In December 2004, Lyondell elected to convert the 38.6 million outstanding shares of Series B common stock, owned by Occidental Chemical Holding

Corporation (“OCHC”), into common stock, which also increased Lyondell’s cash dividend payments beginning in 2005.

OCHC owns a 12% equity interest in Lyondell as of December 31, 2005. Lyondell has agreed to provide registration rights to OCHC and its permitted transferees with respect to shares of Lyondell’s common stock issued to OCHC (1) as a dividend, (2) upon conversion of the Series B common stock (which conversion occurred on December 31, 2004) or (3) upon exercise of warrants held by OCHC for the purchase of 5 million shares of Lyondell common stock. The warrants do not have registration rights.

In 2005, proceeds from the exercise of stock options totaled $48 million compared to $25 million in 2004.

In December 2004, LCC entered into an amended and restated credit facility. See the “LCC Debt and Accounts Receivable Sales Facility” section of “Liquidity and Capital Resources” below for a description of the new facility. Also in 2004, LCC prepaid $300 million of the 9.875% Senior Secured Notes, Series B, which mature in 2007, paid $15 million in prepayment premiums and wrote off $3 million of unamortized debt issuance costs.

In October 2003, Lyondell sold 13.8 million shares of common stock, including 2.7 million shares purchased by OCHC. Lyondell used the net proceeds of $171 million to enhance liquidity and for general corporate purposes. Also in 2003, net proceeds of $318 million from the issuance of Senior Secured Notes were partially offset by repayments of $103 million of term loans. The net proceeds of $215 million were used in the purchase of the previously-leased Botlek BDO facility.

Liquidity and Capital Resources—Lyondell’s balance sheet remains highly leveraged. Total debt as of December 31, 2005, including current maturities and debt of Equistar and Millennium, was $6.3 billion, or 66% of total capitalization. In addition, as of December 31, 2005, Lyondell’s LCR joint venture had $479 million of debt to parties other than Lyondell (see “Joint Venture Debt” below). Current maturities of long-term debt at December 31, 2005 included $150 million of Equistar’s 6.5% Notes, $158 million of Millennium’s 7% Senior Notes and other debt of $11 million.

Lyondell’s ability to pay or refinance its debt will depend on future operating performance, which could be affected by general economic, financial, competitive, legislative, regulatory, business and other factors, many of which are beyond its control. However, Lyondell believes that conditions will be such that cash balances, cash generated from operating activities, cash distributions from the LCR joint venture, Lyondell’s ability to move cash among its wholly owned subsidiaries, cash generated from higher utilization of accounts receivable sales facilities and funds from lines of credit will be adequate to meet anticipated future cash requirements, including scheduled debt repayments, necessary capital expenditures, ongoing operations and dividends. During 2005, Standard & Poors (“S&P”) upgraded LCC’s, Equistar’s and Millennium’s debt ratings from B+ to BB-, and gave each entity a positive outlook. However, on February 23, 2006, S&P placed its ratings on Millennium on Credit Watch with negative implications, following a jury verdict against Millennium and other defendants in Rhode Island. See the “Litigation” section of Note 20 to the Consolidated Financial Statements for information regarding the jury verdict.

LCC has not guaranteed Equistar’s, Millennium’s or LCR’s credit facilities or debt obligations, except for $300 million of Equistar debt, consisting of the 6.5% Notes due 2006 and the 7.55% Debentures due 2026. LCC’s credit facility and its indentures generally limit investments by LCC in Equistar, Millennium and specified joint ventures unless certain conditions are satisfied. In addition, Millennium’s debt covenants restrict its ability to pay certain dividends to LCC. Some of Equistar’s indentures require additional interest payments to the note holders if Equistar makes distributions when its Fixed Charge Coverage Ratio, as defined, is less than 1.75 to 1. The level of debt and the limitations imposed on LCC, Equistar and Millennium by their respective current or future debt agreements, including the restrictions on their ability to transfer cash among the entities as further discussed below and in Note 15 to the Consolidated Financial Statements, could have significant consequences on Lyondell’s business and future prospects.

At December 31, 2005, Lyondell had cash on hand of $593 million, which included $279 million of cash held by Millennium that is not available for dividends to LCC and $215 million of cash held by Equistar. Lyondell’s total unused availability under various liquidity facilities of $1,282 million as of December 31, 2005 included the following:

•	$400 million under LCC’s amended and restated $475 million senior secured revolving credit facility, which matures in December 2009. Availability under the revolving credit facility is reduced to the extent of outstanding letters of credit provided under the credit facility, which totaled $75 million as of December 31, 2005. There was no outstanding borrowing under the revolving credit facility at December 31, 2005.

•	$60 million under LCC’s $150 million, four-year, accounts receivable sales facility. The agreement permits the sale of up to $135 million of total interest in domestic accounts receivable, which amount would decline by $35 million if LCC’s credit facility were fully drawn. The outstanding amount of accounts receivable sold under the accounts receivable sales facility was $75 million at December 31, 2005.

•	$734 million under Equistar’s $400 million inventory-based revolving credit facility and its $600 million accounts receivable sales facility, after giving effect to the borrowing base net of a $50 million unused availability requirement, the $200 million outstanding amount of accounts receivable sold under the accounts receivable sales facility at December 31, 2005, and $16 million of outstanding letters of credit under the revolving credit facility as of December 31, 2005. The borrowing base is determined using a formula applied to accounts receivable and inventory balances. The revolving credit facility requires that the unused available amounts under that facility and the $600 million accounts receivable sales facility equal or exceed $50 million, or $100 million if the Interest Coverage Ratio, as defined, at the end of any period of four consecutive fiscal quarters is less than 2:1. There was no outstanding borrowing under the revolving credit facility at December 31, 2005.

•	$123 million in total under Millennium’s $125 million U.S. and $25 million Australian secured revolving credit facilities, which mature in August 2010. Availability under the revolving credit facilities is reduced to the extent of outstanding letters of credit provided under the facilities. Letters of credit outstanding under the $125 million U.S. revolving credit facility at December 31, 2005 totaled $27 million. At December 31, 2005, there were no outstanding letters of credit under the $25 million Australian revolving credit facility; and there was no outstanding borrowing under either revolving credit facility.

In January 2006, a U.K. subsidiary of Millennium entered into a new €60 million, five-year, revolving credit facility, which, subject to permitted liens, is generally secured by the subsidiary’s inventory, accounts receivable and certain other assets. Availability under the U.K. facility, which was €44 million, or approximately $53 million, at March 14, 2006, gives effect to the borrowing base as determined using a formula applied to accounts receivable and inventory balances and is reduced to the extent of outstanding borrowing and letters of credit provided under the facility.

LCC Debt and Accounts Receivable Sales Facility—As noted above under “Financing Activities,” in December 2004, LCC entered into an amended and restated credit facility, establishing a $475 million senior secured revolving credit facility, which matures in December 2009. The amended and restated credit facility replaced LCC’s previous $350 million revolving credit facility, which was scheduled to mature in June 2005. In June 2004, LCC obtained an amendment to its previous credit facility that permitted the Millennium transaction and placed certain limits on investments by Lyondell in Equistar, Millennium and specified joint ventures. LCC also obtained amendments to its previous credit facility in February 2004 and March 2003 to provide additional financial flexibility by easing certain financial ratio requirements. In November 2005, LCC amended its $150 million accounts receivable sales facility, extending the maturity to November 2010.

LCC’s revolving credit facility, indentures and accounts receivable sales facility contain restrictive covenants. LCC’s credit facility also contains covenants that require the maintenance of specified financial ratios. These covenants, as well as debt guarantees, are described in Notes 10 and 15 to the Consolidated Financial Statements. See “Effects of a Breach” below for a discussion of the potential impact of a breach of these covenants.

Equistar Debt and Accounts Receivable Sales Facility—Equistar’s inventory-based revolving credit facility, accounts receivable sales facility and indentures contain restrictive covenants. These covenants are described in Notes 10 and 15 to the Consolidated Financial Statements. The credit facility does not require the maintenance of specified financial ratios as long as certain conditions are met. Some of Equistar’s indentures require additional interest payments to the note holders if Equistar makes distributions when its Fixed Charge Coverage Ratio, as defined, is less than 1.75 to 1. See “Effects of a Breach” below for a discussion of the potential impact of a breach of these covenants.

In November 2005, Equistar amended the previous $250 million inventory-based revolving credit facility and $450 million accounts receivable sales facility, increasing the availability to $400 million and $600 million, respectively, and extending the maturities to November 2010. In December 2003, Equistar entered into the $250 million, four-year, inventory-based revolving credit facility, which replaced Equistar’s previous $354 million revolving credit facility, and concurrently entered into the $450 million accounts receivable sales facility. In March 2003, Equistar obtained amendments to its previous $354 million revolving credit facility that provided additional financial flexibility by generally making certain financial ratio requirements less restrictive.

Millennium Debt—In August 2005, Millennium amended and restated its $150 million credit facility, replacing it with a $125 million U.S. revolving credit facility, a $25 million Australian revolving credit facility, and a $100 million Australian senior term loan, all of which mature in August 2010. As noted above, in January 2006, a U.K. subsidiary of Millennium entered into a new €60 million, five-year revolving credit facility.

In May 2005, Millennium obtained an amendment to its previous $150 million credit facility to allow for the unrestricted repurchase of indebtedness in the form of bonds, debentures, notes or similar instruments. On February 2, 2005, as a result of certain adjustments and charges related to the February 2005 restatement of Millennium’s financial statements, Millennium entered into an amendment and waiver to its previous $150 million credit facility, which amended the definition of EBITDA and waived any and all defaults or events of default that may have occurred on or prior to the amendment and waiver.

Millennium’s facilities and its indentures contain restrictive covenants. Pursuant to these provisions, Millennium is prohibited from making restricted payments, including paying certain dividends. Other than the U.K. facility, Millennium’s facilities also contain covenants that require the maintenance of specified financial ratios. These covenants, as well as debt guarantees, are described in Note 15 to the Consolidated Financial Statements. Millennium’s U.K. facility does not require the maintenance of specified financial ratios as long as certain conditions are met. See “Effects of a Breach” below for a discussion of the potential impact of a breach of these covenants.

Millennium has outstanding $150 million aggregate principal amount of 4% Convertible Senior Debentures, which are due in 2023, unless earlier redeemed, converted or repurchased. As a result of Lyondell’s acquisition of Millennium, the Debentures are convertible into shares of Lyondell’s common stock or, at Lyondell’s discretion, equivalent cash or a combination thereof. As of December 31, 2005, based on a quarterly test related to the price of Lyondell common stock, the Debentures were convertible at a conversion rate of 72.0183 Lyondell shares per one thousand dollar principal amount of the Debentures. As of December 31, 2005, none of the Debentures had been converted into shares of Lyondell common stock. The Debentures are redeemable at

Millennium’s option beginning November 15, 2010 at a redemption price equal to 100% of their principal amount or at the option of the Debenture holders under certain circumstances. The Debenture redemption terms are described in Note 15 to the Consolidated Financial Statements.

Joint Venture Debt—At December 31, 2005, the outstanding debt of LCR to parties other than Lyondell was $479 million. That debt is not carried on Lyondell’s balance sheet because Lyondell has no obligation with respect to that debt. The ability of LCR to distribute cash to Lyondell may be affected by restrictive covenants in LCR’s credit facility. See “LCR Liquidity and Capital Resources” below.

Effects of a Breach—A breach by LCC, Equistar or Millennium of any of the covenants or other requirements in their respective debt instruments could (1) permit that entity’s note holders or lenders to declare the outstanding debt under the breached debt instrument due and payable, (2) permit that entity’s lenders under that credit facility to terminate future lending commitments and (3) permit acceleration of that entity’s other debt instruments that contain cross-default or cross-acceleration provisions. The respective debt agreements of LCC, Millennium, Equistar and LCR contain various event of default and cross-default provisions. In particular, certain of the debt agreements include event of default provisions that, under certain circumstances, may be triggered in connection with judgments against the relevant entity unless discharged, stayed or bonded within a specified time period. If LCC, Equistar or Millennium, as the case may be, was unable to obtain sufficient funds to make these accelerated payments, its lenders could proceed against any assets that secure their debt. Furthermore, under specified circumstances, a default under Equistar’s or Millennium’s debt instruments would constitute a cross-default under LCC’s credit facility, which, under specified circumstances, would then constitute a default under LCC’s indentures. Similarly, the breach by LCC or Equistar of covenants in their respective accounts receivable sales facilities would permit the counterparties under the facility to terminate further purchases of interests in accounts receivable and to receive all collections from previously sold interests until they had collected on their interests in those receivables, thus reducing the entity’s liquidity.

Off-Balance Sheet Arrangements—The Securities and Exchange Commission (“SEC”) has described various characteristics to identify contractual arrangements that would fall within the SEC’s definition of off-balance sheet arrangements. Lyondell is a party to the following arrangements that have some of those characteristics:

•	Accounts receivable sales facilities—LCC has a $150 million accounts receivable sales facility, and Equistar has a $600 million accounts receivable sales facility, both of which mature in November 2010. Pursuant to the facilities, Lyondell sells, through wholly owned bankruptcy remote subsidiaries, on an ongoing basis and without recourse, interests in pools of domestic accounts receivable to financial institutions participating in the facilities. Lyondell is responsible for servicing the receivables. The amount of interests in the pools of receivables permitted to be sold is determined by formulae. The LCC agreement currently permits the sale of up to $135 million of total interest in domestic accounts receivable, which amount would decline by $35 million if LCC’s credit facility were fully drawn. Equistar’s borrowing base is determined using a formula applied to accounts receivable and inventory balances and is net of a $50 million unused availability requirement. At December 31, 2005 and 2004, the outstanding amount of receivables sold under both of the facilities was $275 million. Accounts receivable in the consolidated balance sheets are reduced by the sales of interests in the pools.

The facilities accelerate availability to the business of cash from product sales that otherwise would have been collected over the normal billing and collection cycle. The availability of the accounts receivable sales facilities provides one element of Lyondell’s ongoing sources of liquidity and capital resources. Upon termination of the facilities, cash collections related to accounts receivable then in the pools would first be applied to the outstanding interests sold, but Lyondell would in no event be required to repurchase such interests. In November 2005, both accounts receivable sales facilities were amended to extend the maturities to November 2010 and the Equistar facility was amended to increase the availability to $600 million. In June 2004, LCC’s accounts receivable sales facility was amended to permit the acquisition of Millennium. See Note 10 to the Consolidated Financial Statements for additional accounts receivable information.

•	Equity investment in LCR—Lyondell holds an equity interest in the LCR joint venture. There are various contractual arrangements for the purchase and sale of product between Lyondell and LCR, as more fully described in Note 6 to the Consolidated Financial Statements. Although Lyondell does not believe that this joint venture investment represents the type of arrangement intended to be addressed by the SEC’s definition of off-balance sheet arrangements, it is important to the future liquidity of, and is therefore a capital resource to, Lyondell. Although distribution to its owners of the earnings of LCR has represented a source of cash for Lyondell in recent years, the debt of LCR is not a source of liquidity or a capital resource for Lyondell nor is the debt of LCR guaranteed by Lyondell. The known events and trends affecting this joint venture are discussed above in the “Operating Results” sections and within this “Financial Condition” section. The effects of this investment on Lyondell’s financial statements are disclosed on the face of the Consolidated Financial Statements and in Note 9 to the Consolidated Financial Statements.

Other obligations that do not give rise to liabilities that would be reflected in Lyondell’s balance sheet are described below under “Purchase Obligations” and “Operating Leases.”

Contractual and Other Obligations—The following table summarizes, as of December 31, 2005, Lyondell’s minimum payments for long-term debt, and contractual and other obligations for the next five years and thereafter.

		Payments Due By Period
Millions of dollars	Total	2006	2007	2008	2009	2010	Thereafter
Long-term debt	$6,293	$319	$906	$1,588	$1,100	$182	$2,198
Interest on long-term debt	3,021	567	498	422	233	206	1,095
Pension benefits:
PBO	2,086	113	118	123	124	129	1,479
Assets	(1,399)	—	—	—	—	—	(1,399)

Funded status	687
Other postretirement benefits	251	15	16	17	17	17	169
Advances from customers	263	44	30	29	30	29	101
Other	627	4	112	78	62	62	309
Deferred income taxes	1,463	94	43	71	148	155	952
Other obligations:
Purchase obligations	9,989	1,128	950	829	776	751	5,555
Operating leases	1,207	180	154	128	117	107	521

Total	$23,801	$2,464	$2,827	$3,285	$2,607	$1,638	$10,980

Long-Term Debt—Lyondell’s long-term debt includes credit facilities and debt obligations of LCC, as well as credit facilities and debt obligations maintained by Lyondell’s wholly owned subsidiaries, Equistar and Millennium. See Note 15 to the Consolidated Financial Statements for a discussion of covenant requirements under the credit facilities and indentures and additional information regarding long-term debt.

Interest—The long-term debt agreements contain provisions for the payment of either monthly or semi-annual interest at a stated rate of interest over the term of the debt. These payment obligations are reflected in the table above.

Pension Benefits—Lyondell maintains several defined benefit pension plans, as described in Note 18 to the Consolidated Financial Statements. At December 31, 2005, the projected benefit obligation for Lyondell’s pension plans, including Equistar and Millennium plans, exceeded the fair value of plan assets by $687 million. Subject to future actuarial gains and losses, as well as actual asset earnings, Lyondell, together with its consolidated subsidiaries, will be required to fund the $687 million, with interest, in future years. The minimum required contribution may reach an annual rate of approximately $106 million by 2007. Lyondell’s pension contributions were $131 million, $43 million and $15 million in the years 2005, 2004 and 2003, respectively, and are expected to be approximately $78 million in 2006. Past pension contributions by Equistar were $16 million and $15 million in 2004 and 2003, respectively, and by Millennium were $15 million and $12 million in the same years. Estimates of pension benefit payments through 2010 are included in the table above.

Other Postretirement Benefits—Lyondell provides other postretirement benefits, primarily medical benefits to eligible participants, as described in Note 18 to the Consolidated Financial Statements. Other postretirement benefits are unfunded and are paid by Lyondell as incurred. Estimates of other postretirement benefit payments through 2010 are included in the table above.

Advances from Customers—Lyondell received advances from customers in prior years in connection with long-term sales agreements under which Lyondell is obligated to deliver product primarily at cost-based prices. These advances are treated as deferred revenue and will be amortized to earnings as product is delivered over the remaining terms of the respective contracts, which primarily range from 7 to 13 years. The unamortized long-term portion of such advances totaled $221 million and $236 million as of December 31, 2005 and 2004, respectively.

Other—Other primarily consists of accruals for environmental remediation costs and obligations under deferred compensation arrangements.

Deferred Income Taxes—The scheduled settlement of the deferred tax liabilities shown in the table is based on the scheduled reversal of the underlying temporary differences, which would be partly offset during 2006 by Lyondell’s tax loss carry forwards. Actual cash tax payments will vary dependent upon future taxable income.

Purchase Obligations—Lyondell is party to various obligations to purchase products and services, principally for utilities and industrial gases and ore used in the production of TiO2. These commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements. Included in purchase obligations is a commitment to reimburse Rhodia for the costs of operating the TDI facility at Pont de Claix, France, through March 2016. The Rhodia obligations, denominated in euros, include fixed and variable components. The actual future obligation will vary with fluctuations in foreign currency exchange rates, market prices of raw materials and other variable cost components such as utility costs. Approximately 11% to 15% of the annual payments shown in the table above are subject to such variability. See the “Commitments” section of Note 20 to the Consolidated Financial Statements for a description of Lyondell’s commitments and contingencies, including these purchase obligations.

Operating Leases—Lyondell leases various facilities and equipment under noncancelable lease arrangements for various periods. See Note 16 to the Consolidated Financial Statements for related lease disclosures.

LCR Liquidity and Capital Resources—LCR maintains a credit facility, which, as of December 31, 2005, consisted of a $450 million senior secured term loan facility and a $150 million senior secured revolving credit facility, which matures in May 2007. In October 2005, LCR exercised its right under the credit facility to increase its senior secured revolver by $50 million to $150 million. In September 2004, LCR obtained an amendment to the new facility that reduced the interest rate and eased certain financial covenants. The credit facility is secured by substantially all of the assets of LCR, and contains restrictive covenants and covenants that require the maintenance of specified financial ratios covering Debt-to-Total Capitalization, EBITDA-to-Interest Expense and Secured Debt-to-EBITDA, all as defined. A breach by LCR of any of the covenants in the credit facility could permit the lenders to declare the outstanding debt due and payable and could also permit the lenders to terminate future lending commitments. If LCR was unable to obtain sufficient funds to make these accelerated payments, LCR’s lenders could proceed against any assets that secure its debt. In addition, if LCR were unable to pay its debts as they become due, PDVSA Oil would have the right to terminate the Crude Supply Agreement. See the “Crude Supply Agreement” section of Note 20 to the Consolidated Financial Statements.

The revolving credit facility is reduced to the extent of outstanding letters of credit provided under the credit facility, which totaled $12 million at December 31, 2005. There was no outstanding borrowing under the revolving credit facility at December 31, 2005.

In May 2004, Lyondell and CITGO extended the maturity of LCR loans payable to partners, including $229 million payable to Lyondell and $35 million payable to CITGO, from July 2005 to January 2008. LCR also has $47 million of interest payable to partners. The last interest payment to the partners was in June 1999 and subsequent interest payments have been deferred by agreement of the partners. In 2003, Lyondell and CITGO contributed additional capital to LCR by converting $10 million and $7 million, respectively, of accrued interest on these loans to LCR partners’ capital.

CURRENT BUSINESS OUTLOOK

At this time, chemical industry operations have largely recovered from the disruptions of the 2005 hurricane season. In the ethylene markets, demand has improved, and Lyondell has seen a return of positive price momentum in a number of product areas. PO and derivatives markets have remained solid, while MTBE margins are at typical seasonally lower levels. Titanium dioxide sales volumes have been strong, and LCR’s refinery has returned to full capacity.

Lyondell’s global economic outlook for 2006 is positive; however, 2006 will present uncertainties for MTBE. MTBE may benefit from continued tight refining conditions, or it may be deselected by U.S. refiners, leading to significant demand reduction for MTBE in the U.S. Lyondell is prepared for either outcome. For the majority of its other products, Lyondell expects strong business conditions, with ethylene, PO and derivatives, inorganic chemicals, and LCR all positioned for a strong 2006.

RELATED PARTY TRANSACTIONS

Lyondell conducts transactions with LCR and with Occidental, both of which are considered related parties. Lyondell owns 58.75% of LCR. See Note 9 to the Consolidated Financial Statements for further discussion of Lyondell’s investment in LCR. As of December 31, 2005, Occidental owned approximately 12% of Lyondell, and had two representatives on Lyondell’s Board of Directors.

Prior to the November 30, 2004 acquisition of Millennium and Equistar, Lyondell conducted transactions with Equistar, and Equistar conducted transactions with Millennium. These transactions are continuing; however, subsequent to November 30, 2004, these transactions are eliminated in the Consolidated Financial Statements of Lyondell. Occidental made, and continues to make, significant purchases from Equistar, which subsequent to November 30, 2004, are reported as Lyondell related party transactions.

Lyondell believes that such transactions are effected on terms substantially no more or less favorable than those that would have been agreed upon by unrelated parties on an arm’s-length basis. See Note 6 to the Consolidated Financial Statements for further discussion of related party transactions involving Lyondell, Equistar and LCR.

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

To reflect economic and market conditions, from time to time Lyondell may temporarily idle manufacturing facilities. Assets that are temporarily idled are reviewed for impairment at the time they are idled, and at least annually thereafter. Fixed assets with a net book value of $137 million were temporarily idled as of December 31, 2005. Those assets continue to be depreciated over their remaining useful lives.

Earnings for 2005 included pretax charges of $195 million for a reduction of the carrying value of Lyondell’s Lake Charles, Louisiana, TDI plant and related assets. The charges, as well as a decision to cease TDI production at the plant, reflected the facility’s poor financial results and Lyondell’s projections of future plant capital requirements, high energy and raw material costs and low industry capacity utilization rates, which made it commercially impracticable to continue production of TDI at the plant. Hurricane Rita contributed to the decision, as it damaged the plant and contributed to increased energy costs. The net book value of the long-lived assets included in Lyondell’s investment in its other TDI facility, which is operated by Rhodia in Pont de Claix, France is $84 million. Based on current operating profits in the TDI business, as well as estimates of expected future cash flows, the book value of this investment is not believed to be impaired at December 31, 2005.

The estimated useful lives of long-lived assets range from 3 to 30 years. Depreciation and amortization of these assets, including amortization of deferred turnaround costs, under the straight-line method over their estimated useful lives totaled $729 million in 2005. If the useful lives of the assets were found to be shorter than originally estimated, depreciation and amortization charges would be accelerated over the revised useful life. Additional information on long-lived assets, deferred turnaround costs and related depreciation and amortization appears in Note 12 to the Consolidated Financial Statements.

Lyondell defers the costs of major periodic maintenance and repair activities (“turnarounds”) in excess of $5 million, amortizing such costs over the period until the next expected major turnaround of the affected unit. During 2005, 2004 and 2003, cash expenditures of $75 million, $44 million and $20 million, respectively, were deferred and are being amortized, predominantly over 4 to 7 years. Amortization in 2005, 2004 and 2003, of previously deferred turnaround costs was $63 million, $16 million and $12 million, respectively.

Goodwill—Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets and liabilities of acquired businesses. Lyondell evaluates the carrying value of goodwill annually or more frequently if events or changes in circumstances indicate that the carrying amount may exceed fair value. Recoverability is determined by comparing the estimated fair value of the reporting unit to which the goodwill applies to the carrying value, including goodwill, of that reporting unit. As a result of the acquisition of Millennium, Lyondell recognized an additional $1.2 billion of goodwill in 2004, and the carrying value of Lyondell’s goodwill totaled $2.2 billion at December 31, 2005. The recoverability of Lyondell’s goodwill is dependent upon the future valuations associated with its reporting units, which could change significantly based upon business performance or other factors.

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

The current benefit service costs, as well as the existing liabilities, for pensions and other postretirement benefits are measured on a discounted present value basis. The discount rate is a current rate, related to the rate at which the liabilities could be settled. Lyondell’s assumed discount rate is based on average rates published by Moody’s and Merrill Lynch for high-quality (Aa rating) ten-year fixed income securities. For the purpose of measuring the U.S. benefit obligations at December 31, 2005, Lyondell lowered its assumed discount rate from 5.75% to 5.5%, reflecting market interest rates at December 31, 2005. The 5.5% rate also will be used to measure net periodic benefit cost during 2006. A further one percentage point reduction in the assumed discount rates would increase Lyondell’s benefit obligation for pensions and other postretirement benefits by approximately $324 million, and would reduce Lyondell’s net income, including the impact on income from Lyondell’s equity investment in LCR, by approximately $15 million.

The benefit obligation and the periodic cost of other postretirement medical benefits also are measured based on assumed rates of future increase in the per capita cost of covered health care benefits. As of December 31, 2005, the assumed rate of increase was 10% for 2006 decreasing 1% per year to 5% in 2011 and thereafter. A one percentage point change in the health care cost trend rate assumption would have no significant effect on either the benefit liability or the net periodic cost, due to limits on Lyondell’s maximum contribution level under the medical plan.

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

Lyondell’s expected long-term rate of return on U.S. plan assets of 8% is based on the average level of earnings that its independent pension investment advisor had advised could be expected to be earned over time. The expectation is based on an asset allocation of 55% U.S. equity securities (11% expected return), 15% non-U.S. equity securities (11.7% expected return), and 30% fixed income securities (6.5% expected return) recommended by the advisor, and has been adopted for the plans. The actual return on plan assets in 2005 was 9%.

The actual rate of return on plan assets may differ from the expected rate due to the volatility normally experienced in capital markets. Management’s goal is to manage the investments over the long term to achieve optimal returns with an acceptable level of risk and volatility. Based on the market value of plan assets at December 31, 2005, a one percentage point decrease in this assumption for Lyondell and LCR would decrease Lyondell’s net income, including the impact on income from its equity investment in LCR, by approximately $9 million.

Net periodic pension cost recognized each year includes the expected asset earnings, rather than the actual earnings or loss. As a result of asset earnings significantly below the expected return on plan assets rate over the three-year period ended December 31, 2002, the level of unrecognized investment losses, together with the net actuarial gains and losses, is $385 million at December 31, 2005. This unrecognized amount, to the extent it exceeds ten percent of the projected benefit obligation for the respective plan, will be recognized as additional net periodic benefit cost over the average remaining service period of the participants in each plan. This annual amortization charge would be $34 million per year based on the December 31, 2005 unrecognized amount.

Additional information on the key assumptions underlying these benefit costs appears in Note 18 to the Consolidated Financial Statements.

Liabilities for Environmental Remediation Costs—Anticipated expenditures related to investigation and remediation of contaminated sites, which include current and former plant sites and other remediation sites, are accrued when it is probable a liability has been incurred and the amount of the liability can be reasonably estimated. Only ongoing operating and monitoring costs, the timing of which can be determined with reasonable certainty, are discounted to present value. Future legal costs associated with such matters, which generally are not estimable, are not included in these liabilities.

As of December 31, 2005, Lyondell’s accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $194 million. The liabilities for individual sites range from less than $1 million to $103 million, and remediation expenditures are expected to occur over a number of years, and not to be concentrated in any single year. In the opinion of management, there is no material estimable range of reasonably possible loss in excess of the liabilities recorded for environmental remediation. However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in investigations by regulatory agencies, could require Lyondell to reassess its potential exposure related to environmental matters. See Note 20 to the Consolidated Financial Statements for further discussion of environmental remediation matters.

Accruals for Taxes Based on Income—Uncertainties exist with respect to interpretation of complex U.S. federal and non-U.S. tax regulations. Management expects that Lyondell’s interpretations will prevail. Also, Lyondell has recognized deferred tax benefits relating to its future utilization of past operating losses. Lyondell believes it is more likely than not that the amounts of deferred tax assets in excess of the related valuation reserves will be realized. Further details on Lyondell’s income taxes appear in Note 19 to the Consolidated Financial Statements.

ACCOUNTING AND REPORTING CHANGES

Effective October 1, 2005, Lyondell implemented Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations, which clarifies the term conditional asset retirement obligation as used in Statement of Financial Accounting Standard (“SFAS”) No. 143, Accounting for Conditional Asset Retirement Obligations, as an obligation that is conditional only as to timing and amount. Lyondell’s application of this interpretation had no material effect on its consolidated financial statements.

Effective July 1, 2005, Lyondell implemented SFAS No. 153, Exchanges of Nonmonetary Assets, which amends Accounting Principles Board (“APB”) Opinion No. 29, Accounting for Nonmonetary Transactions, to replace the exception to fair value recognition for nonmonetary exchanges of similar productive assets with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Lyondell’s application of SFAS No. 153 had no material effect on its consolidated financial statements.

To better reflect the full cost of employee compensation, Lyondell adopted the “fair value” method of accounting for employee stock options, the preferred method as defined by SFAS No. 123, Accounting for Stock-Based Compensation, in the first quarter 2003, using the prospective transition method. Under the prospective transition method, an estimate of the fair value of options granted to employees during 2003 and thereafter is charged to earnings over the related vesting periods. This change resulted in after-tax charges of approximately $2 million for the year ended December 31, 2005 and $3 million for each of the years ended December 31, 2004 and 2003. See Note 2 to the Consolidated Financial Statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. A primary focus of this Statement is accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as by the granting of stock options and phantom stock options. Lyondell will be required to apply the provisions of SFAS No. 123 (revised 2004) in the first quarter 2006. Upon adoption, a provision of SFAS No. 123 (revised 2004) will require Lyondell to use a non-substantive vesting period approach for share-based payment transactions that vest when an employee becomes retirement eligible. The effect will be to accelerate expense recognition compared to the nominal vesting period approach that Lyondell currently uses. Assuming the non-substantive vesting period approach had been used, compensation expense related to share-based payments would have increased less than $1 million in 2005, $2 million in 2004 and $3 million in 2003. Lyondell expects to continue to utilize the Black-Scholes option valuation model for employee stock options. Other provisions of SFAS No. 123 (revised 2004) may affect the computation and resulting fair value of Lyondell’s share-based payment transactions with employees. Lyondell does not expect application of these provisions to have a material effect on its consolidated financial statements.

In September 2005, the Emerging Issues Task Force (“EITF”) of the FASB reached consensus on one issue of EITF Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty, that inventory purchase and sales transactions with the same counterparty that are entered into in contemplation of one another should be combined for purposes of applying APB Opinion No. 29, Accounting for Nonmonetary Transactions. The effect would be to reduce reported revenues and cost of sales for affected transactions. The consensus on this issue would apply to transactions entered into beginning in the second quarter 2006. Lyondell is evaluating the effect of EITF 04-13 on its consolidated financial statements.

ENVIRONMENTAL MATTERS

Various environmental laws and regulations impose substantial requirements upon the operations of Lyondell. Lyondell’s policy is to be in compliance with such laws and regulations, which include, among others, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or “Superfund”) as amended, the Resource Conservation and Recovery Act (“RCRA”) and the Clean Air Act Amendments (“Clean Air Act”). Lyondell does not specifically track all recurring costs associated with managing hazardous substances and pollution in ongoing operations. Such costs are included in cost of sales.

Lyondell’s accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $194 million as of December 31, 2005. The remediation expenditures are expected to occur over a number of years, and not to be concentrated in any single year. In the opinion of management, there is no material estimable range of reasonably possible loss in excess of the liabilities recorded for environmental remediation. However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in investigations by regulatory agencies, could require Lyondell to reassess its potential exposure related to environmental matters. The liabilities for individual sites range from less than $1 million to $103 million. The $103 million liability relates to the Kalamazoo River Superfund Site. See “Critical Accounting Policies” above and the “Environmental Remediation” section of Note 20 to the Consolidated Financial Statements for additional discussion of

Lyondell’s liabilities for environmental remediation, including the liability related to the Kalamazoo River Superfund Site.

Lyondell also makes capital expenditures to comply with environmental regulations. Capital expenditures for regulatory compliance in 2005, 2004 and 2003 totaled approximately $88 million, $30 million and $11 million, respectively. The 2005 spending included Equistar and Millennium for a full year, while the 2004 spending included Equistar and Millennium spending for the month of December 2004. Capital expenditures by Equistar (on a 100% basis) for regulatory compliance in 2004 and 2003 were $44 million and $38 million, respectively. Capital expenditures by Millennium (on a 100% basis) for regulatory compliance in 2004 and 2003 were $8 million and $9 million, respectively. Capital expenditures by LCR (on a 100% basis) for regulatory compliance in 2005, 2004 and 2003 were $106 million, $31 million and $16 million, respectively.

The increases in capital expenditures in 2005 and 2004 reflected increased spending on projects related to air emission reductions, low sulfur fuels and, in 2005, wastewater management. Under the Clean Air Act, the eight-county Houston/Galveston region was designated a severe non-attainment area for ozone by the EPA. Emission reduction controls must be installed at LCR’s refinery and each of Lyondell’s ten facilities in the Houston/Galveston region prior to November 2007. Also, under the Clean Air Act, the EPA adopted new standards for gasoline that required refiners to produce a low sulfur gasoline by 2006 and ultra low sulfur diesel by the end of 2009.

Lyondell currently estimates that environmentally related capital expenditures at its facilities, including Equistar and Millennium facilities, will be approximately $85 million in 2006 and $43 million in 2007. Capital spending to comply with environmental regulations at LCR’s facilities (on a 100% basis) is estimated to be approximately $127 million in 2006 and $38 million in 2007.

In the U.S., public concern about the use of MTBE resulted in U.S. federal and state governmental initiatives to reduce or ban the use of MTBE. At this time, Lyondell cannot predict the full impact that the U.S. federal legislation, state governmental initiatives and bans, and commercial actions will have on MTBE margins or volumes longer term. Lyondell intends to continue marketing MTBE in the U.S., as well as outside of the U.S. However, should it become necessary or desirable to significantly reduce MTBE production as a result of state bans or commercial decisions by refiners, blenders and pipelines to discontinue use or transportation of MTBE, Lyondell has or will have, with minimal additional capital investment, the flexibility to produce alternative gasoline blending components, such as iso-octane, iso-octene (also known as “di-isobutylene”) or ethyl tertiary butyl ether (“ETBE”). See the “MTBE” section of Note 20 to the Consolidated Financial Statements for additional discussion regarding these U.S. federal and state initiatives and their potential impact on Lyondell.

Item 7A. Disclosure of Market Risk

See Note 17 to the Consolidated Financial Statements for discussion of Lyondell’s management of commodity price risk, foreign currency exposure and interest rate risk through its use of derivative instruments and hedging activities.

COMMODITY PRICE RISK

A substantial portion of Lyondell’s products and raw materials, as well as those of LCR, are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of Lyondell’s profitability tend to fluctuate with changes in the business cycle. Lyondell tries to protect against such instability through various business strategies. These include entering into multi-year processing and sales agreements, moving downstream into derivatives products whose pricing is more stable, utilization of the raw material flexibility of Equistar’s ethylene plants and the use of the “deemed margin” feature of the CSA at LCR.

In addition, Lyondell selectively uses commodity swap, option, and futures contracts with various terms to manage the volatility related to purchases of natural gas and raw materials, as well as product sales. Market risks created by these derivative instruments and the mark-to-market valuations of open positions are monitored by management. During 2005, 2004 and 2003, the derivative transactions were not significant compared to Lyondell’s overall inventory purchases and product sales. At December 31, 2005 and 2004, the notional amount of outstanding derivatives and the related market risk were not material.

FOREIGN EXCHANGE RISK

Lyondell manufactures and markets its products in a number of countries throughout the world and, as a result, is exposed to changes in foreign currency exchange rates. Costs in some countries are incurred, in part, in currencies other than the applicable functional currency. Lyondell utilizes forward, swap and option derivative contracts with terms normally lasting less than three months to protect against the adverse effect that exchange rate fluctuations may have on foreign currency denominated trade receivables and trade payables. These derivatives generally are not designated as hedges for accounting purposes. At December 31, 2005, there were no outstanding foreign currency forward, swap or option contracts. At December 31, 2004, foreign currency forward and swap contracts in the notional amount of $104 million were outstanding.

INTEREST RATE RISK

Lyondell had no borrowing outstanding under its variable-rate revolving credit facilities at December 31, 2005 and 2004, and its remaining exposure to interest rate risk was minimal. Derivative instruments have been used selectively to manage the ratio of fixed- to variable-rate debt. At December 31, 2005 and 2004, there were outstanding interest rate swap agreements in the notional amount of $175 million, which were designated as fair-value hedges of underlying fixed-rate obligations. The fair value of these interest rate swap agreements was an obligation of $4 million at December 31, 2005 and $1 million at December 31, 2004, resulting in a decrease in the carrying value of long-term debt and the recognition of a corresponding liability. Using sensitivity analysis, the negative impact on the fair value of the obligation at December 31, 2005 would be approximately $2 million, assuming a 10% unfavorable change in the variable interest rates.

At December 31, 2005 and 2004, LCR had variable rate debt of $479 million and $483 million, respectively, excluding the note payable by LCR to Lyondell. Lyondell’s exposure to interest rate risk at LCR was not material.

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

Lyondell management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on its assessment, Lyondell’s management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005 based on those criteria.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, as stated in their report that appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Lyondell Chemical Company

We have completed integrated audits of Lyondell Chemical Company’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Lyondell Chemical Company and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2003, the Company changed its method of accounting for stock-based compensation.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP

Houston, Texas

March 14, 2006

LYONDELL CHEMICAL COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	For the year ended December 31,
Millions of dollars, except per share data	2005	2004	2003
Sales and other operating revenues:
Trade	$16,907	$5,821	$3,567
Related parties	1,699	125	214

	18,606	5,946	3,781

Operating costs and expenses:
Cost of sales	16,485	5,468	3,591
Charges related to toluene diisocyanate plant	219	—	—
Selling, general and administrative expenses	543	287	170
Research and development expenses	91	41	37
Purchased in-process research and development	—	64	—

	17,338	5,860	3,798

Operating income (loss)	1,268	86	(17)

Interest expense	(649)	(463)	(415)
Interest income	46	14	23
Other income (expense), net	(39)	(11)	31

Income (loss) before equity investments and income taxes	626	(374)	(378)

Income (loss) from equity investments:
LYONDELL-CITGO Refining LP	123	303	144
Equistar Chemicals, LP	—	141	(228)
Other	1	7	(19)

	124	451	(103)

Income (loss) before income taxes	750	77	(481)
Provision for (benefit from) income taxes	219	23	(179)

Net income (loss)	$531	$54	$(302)

Earnings (loss) per share:
Basic	$2.16	$0.29	$(1.84)

Diluted	$2.04	$0.29	$(1.84)

See Notes to the Consolidated Financial Statements.

LYONDELL CHEMICAL COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,
Millions, except shares and par value data	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$593	$804
Accounts receivable:
Trade, net	1,563	1,455
Related parties	114	132
Inventories	1,657	1,619
Prepaid expenses and other current assets	176	171
Deferred tax assets	198	276

Total current assets	4,301	4,457
Property, plant and equipment, net	6,530	7,215
Investments and long-term receivables:
Investment in PO joint ventures	776	838
Investment in and receivable from LYONDELL-CITGO Refining LP	186	229
Other	114	123
Goodwill, net	2,245	2,175
Other assets, net	828	924

Total assets	$14,980	$15,961

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$319	$308
Accounts payable:
Trade	1,353	1,086
Related parties	100	119
Accrued liabilities	797	782

Total current liabilities	2,569	2,295
Long-term debt	5,974	7,412
Other liabilities	1,786	1,780
Deferred income taxes	1,463	1,477
Commitments and contingencies
Minority interests	180	181
Stockholders’ equity:
Common stock, $1.00 par value, 420,000,000 shares authorized, 247,876,385 and 244,541,913 shares issued, respectively	248	245
Additional paid-in capital	3,211	3,143
Retained deficit	(292)	(600)
Accumulated other comprehensive income (loss)	(136)	56
Treasury stock, at cost, 826,151 and 856,915 shares, respectively	(23)	(28)

Total stockholders’ equity	3,008	2,816

Total liabilities and stockholders’ equity	$14,980	$15,961

See Notes to the Consolidated Financial Statements.

LYONDELL CHEMICAL COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
Millions of dollars	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$531	$54	$(302)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	729	289	250
Charges related to toluene diisocyanate plant	195	—	—
Equity investments—
Amounts included in net (income) loss	(124)	(451)	103
Distributions of earnings	123	424	144
Deferred income taxes	142	19	(172)
Purchased in-process research and development	—	64	—
Debt prepayment premiums and charges	45	18	5
Gain on sale of equity interest	—	—	(18)
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(156)	42	(54)
Inventories	(94)	(137)	14
Accounts payable	292	(4)	61
Other, net	(89)	36	68

Net cash provided by operating activities	1,594	354	99

Cash flows from investing activities:
Expenditures for property, plant and equipment	(249)	(70)	(264)
Distributions from affiliates in excess of earnings	183	95	111
Contributions and advances to affiliates	(148)	(53)	(137)
Cash received in acquisition of Millennium Chemicals Inc.	—	367	—
Cash received in acquisition of Equistar Chemicals, LP	—	85	—
Proceeds from sale of equity interest	—	—	28
Maturity (purchase) of other short-term investments	—	—	44
Other	3	—	—

Net cash provided by (used in) investing activities	(211)	424	(218)

Cash flows from financing activities:
Repayment of long-term debt	(1,512)	(319)	(103)
Issuance of long-term debt	100	4	315
Dividends paid	(222)	(127)	(116)
Issuance of common stock	—	—	171
Proceeds from stock option exercises	48	25	—
Other, net	6	1	(1)

Net cash provided by (used in) financing activities	(1,580)	(416)	266

Effect of exchange rate changes on cash	(14)	4	5

Increase (decrease) in cash and cash equivalents	(211)	366	152
Cash and cash equivalents at beginning of period	804	438	286

Cash and cash equivalents at end of period	$593	$804	$438

See Notes to the Consolidated Financial Statements.

LYONDELL CHEMICAL COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Series B Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Net Stockholders’ Equity	Comprehensive Income (Loss)
Millions, except shares	Issued	Treasury
Balance, January 1, 2003	$128	$(75)	$35	$1,380	$(18)	$(271)	$1,179
Net loss	—	—	—	—	(302)	—	(302)	$(302)
Cash dividends ($0.90 per share)	—	—	—	—	(116)	—	(116)	—
Series B stock dividends, 2,255,197 shares	—	—	2	30	(32)	—	—	—
Foreign currency translation, net of tax of $13	—	—	—	—	—	191	191	191
Minimum pension liability, net of tax of $13	—	—	—	—	—	24	24	24
Reissuance of 324,886 treasury shares under benefit plans	—	9	—	—	(6)	—	3	—
Issuance of 13,800,000 shares of common stock	14	—	—	157	—	—	171	—
Non-qualified stock option grants, net of tax of $2	—	—	—	4	—	—	4	—
Other	—	—	—	—	—	2	2	2

Comprehensive loss								$(85)

Balance, December 31, 2003	$142	$(66)	$37	$1,571	$(474)	$(54)	$1,156
Net income	—	—	—	—	54	—	54	$54
Cash dividends ($0.90 per share)	—	—	—	—	(127)	—	(127)	—
Series B stock dividends, 1,784,439 shares	—	—	2	32	(34)	—	—	—
Foreign currency translation, net of tax of $36	—	—	—	—	—	110	110	110
Minimum pension liability	—	—	—	—	—	1	1	1
Reissuance of 1,506,094 treasury shares under benefit plans	—	42	—	—	(19)	—	23	—
Issuance of 477,677 shares of common stock under benefit plans	1	—	—	6	—	—	7	—
Acquisition of Millennium	63	—	—	1,524	—	—	1,587	—
Non-qualified stock option grants, net of tax of $3	—	—	—	5	—	—	5	—
Conversion of Series B stock to common stock, 38,607,860 shares	39	—	(39)	—	—	—	—	—
Derivative instruments	—	—	—	—	—	(1)	(1)	(1)
Other	—	(4)	—	5	—	—	1	—

Comprehensive income								$164

Balance, December 31, 2004	$245	$(28)	$—	$3,143	$(600)	$56	$2,816
Net income	—	—	—	—	531	—	531	$531
Cash dividends ($0.90 per share)	—	—	—	—	(222)	—	(222)	—
Foreign currency translation, net of tax of $17	—	—	—	—	—	(191)	(191)	(191)
Reissuance of 30,764 treasury shares under benefit plans	—	4	—	—	—	—	4	—
Issuance of 3,334,472 shares of common stock under benefit plans	3	—	—	64	—	—	67	—
Non-qualified stock option grants, net of tax of $1	—	—	—	3	—	—	3	—
Derivative instruments	—	—	—	—	—	(1)	(1)	(1)
Other	—	1	—	1	(1)	—	1	—

Comprehensive income								$339

Balance, December 31, 2005	$248	$(23)	$—	$3,211	$(292)	$(136)	$3,008

See Notes to the Consolidated Financial Statements.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of the Company and Operations	91

2.	Summary of Significant Accounting Policies	91

3.	Charges Related to Toluene Diisocyanate Plant	95

4.	Hurricane Effects	96

5.	Acquisition of Millennium Chemicals Inc.	96

6.	Related Party Transactions	99

7.	Investment in PO Joint Ventures	100

8.	Investment in Equistar Chemicals, LP	101

9.	Investment in LYONDELL-CITGO Refining LP	103

10.	Accounts Receivable	106

11.	Inventories	107

12.	Property, Plant and Equipment, Goodwill and Other Assets	107

13.	Accounts Payable	109

14.	Accrued Liabilities	109

15.	Long-Term Debt	109

16.	Lease Commitments	115

17.	Financial Instruments and Derivatives	115

18.	Pension and Other Postretirement Benefits	116

19.	Income Taxes	121

20.	Commitments and Contingencies	124

21.	Stockholders’ Equity	130

22.	Per Share Data	133

23.	Supplemental Cash Flow Information	134

24.	Segment and Related Information	134

25.	Unaudited Quarterly Results	138

26.	Supplemental Guarantor Information	138

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1. Description of the Company and Operations

Lyondell Chemical Company, together with its consolidated subsidiaries (collectively, “Lyondell” or “the Company”), is a global chemical company that manufactures and markets a variety of basic chemicals and gasoline blending components. As a result of Lyondell’s acquisition of Millennium Chemicals Inc. (together with its consolidated subsidiaries, “Millennium”) and Lyondell’s resulting 100% ownership of Millennium and Equistar Chemicals, LP (together with its consolidated subsidiaries, “Equistar”) (see Note 5), the operations of Millennium and Equistar are consolidated prospectively from December 1, 2004.

The ethylene, co-products and derivatives (“EC&D”) segment includes: ethylene; co-products, such as propylene, butadiene and aromatics; and ethylene derivatives, including the ethylene oxide, ethylene glycol and polyethylene businesses of Equistar; and the Millennium acetyls business, including vinyl acetate monomer (“VAM”), acetic acid and methanol.

Through November 30, 2004, Lyondell’s EC&D operations, excluding acetyls, were conducted through its 70.5% ownership interest in Equistar, which was accounted for using the equity method (see Note 8). After November 30, 2004, Equistar became a wholly owned subsidiary of Lyondell.

The propylene oxide and related products (“PO&RP”) segment includes: propylene oxide (“PO”); its co-products, styrene monomer (“SM” or “styrene”), and tertiary butyl alcohol (“TBA”), together with its derivatives, methyl tertiary butyl ether (“MTBE”) and ethyl tertiary butyl ether (“ETBE”); PO derivatives, including propylene glycol (“PG”), propylene glycol ethers (“PGE”) and butanediol (“BDO”); and toluene diisocyanate (“TDI”).

The inorganic chemicals segment includes Millennium’s titanium dioxide (“TiO2”) and related products business.

Lyondell’s refining segment operations are conducted through its joint venture ownership interest in LYONDELL-CITGO Refining LP (“LCR”) (see Note 9). Lyondell accounts for its investment in LCR using the equity method. LCR produces refined petroleum products, including gasoline, low sulfur diesel, jet fuel, aromatics and lubricants.

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

Costs of maintenance and repairs exceeding $5 million incurred as part of turnarounds of major units at Lyondell’s manufacturing facilities are deferred and amortized using the straight-line method over the period until the next planned turnaround, predominantly 4 to 7 years. These costs are necessary to maintain, extend and improve the operating capacity and efficiency rates of the production units.

Other intangible assets are carried at cost or amortized cost and primarily consist of deferred debt issuance costs, patents and license costs, capacity reservation fees and other long-term processing rights and costs. These

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

assets are amortized using the straight-line method over their estimated useful lives or over the term of the related agreement, if shorter.

Environmental Remediation Costs—Anticipated expenditures related to investigation and remediation of contaminated sites, which include current and former plant sites and other remediation sites, are accrued when it is probable a liability has been incurred and the amount of the liability can reasonably be estimated. Only ongoing operations and monitoring costs, the timing of which can be determined with reasonable certainty, are discounted to present value. Future legal costs associated with such matters, which generally are not estimable, are not included in these liabilities.

Legal Costs—Lyondell expenses legal costs, including those incurred in connection with loss contingencies, as incurred.

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

Minority Interests—Minority interests primarily represent the interests of unaffiliated investors in a partnership that owns Lyondell’s PO/SM II plant at the Channelview, Texas complex, a partnership that owns the LaPorte Methanol Company plant in LaPorte, Texas, and in Lyondell’s TiO2 operations in Brazil. The minority interests share of the partnerships’ income or loss is reported in “Other income (expense), net” in the Consolidated Statements of Income.

Foreign Currency Translation—Lyondell operates primarily in three functional currencies: the euro for operations in Europe, the real for operations in Brazil, and the U.S. dollar for the U.S. and other locations, including manufacturing and marketing operations in Australia, product sales of which are generally in U.S. dollars.

Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Reclassifications—Certain previously reported amounts have been reclassified to conform to classifications adopted in 2005.

Accounting and Reporting Changes—Effective October 1, 2005, Lyondell implemented Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations, which clarifies the term conditional asset retirement obligation as used in Statement of Financial Accounting Standard (“SFAS”) No. 143, Accounting for Conditional Asset Retirement Obligations, as an obligation that is conditional only as to timing and amount. Lyondell’s application of this interpretation had no material effect on its consolidated financial statements.

Effective July 1, 2005, Lyondell implemented SFAS No. 153, Exchanges of Nonmonetary Assets, which amends Accounting Principles Board (“APB”) Opinion No. 29, Accounting for Nonmonetary Transactions, to

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

replace the exception to fair value recognition for nonmonetary exchanges of similar productive assets with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Lyondell’s application of SFAS No. 153 had no material effect on its consolidated financial statements.

In the first quarter 2003, Lyondell adopted the “fair value” method of accounting for employee stock options, the preferred method as defined by SFAS No. 123, Accounting for Stock-Based Compensation, using the prospective transition method. Under the prospective transition method, an estimate of the fair value of options granted to employees during 2003 and thereafter is charged to earnings over the related vesting periods.

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

Millions of dollars, except per share data	2005	2004	2003
Reported net income (loss)	$531	$54	$(302)
Add stock-based compensation expense included in net income, net of tax	2	3	3
Deduct stock-based compensation expense using fair value method for all options awarded, net of tax	(2)	(4)	(6)

Pro forma net income (loss)	$531	$53	$(305)

Basic and diluted earnings (loss) per share:
Reported
Basic	$2.16	$0.29	$(1.84)
Diluted	$2.04	$0.29	$(1.84)
Pro forma
Basic	$2.16	$0.29	$(1.86)
Diluted	$2.04	$0.28	$(1.86)

Assumptions:
Fair value per share of options granted	$9.64	$3.38	$3.02
Fair value assumptions:
Dividend yield	3.11%	6.38%	6.37%
Expected volatility	35%	35%	42%
Risk-free interest rate	4.24%	4.58%	4.23%
Maturity, in years	10	10	10

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. A primary focus of this Statement is accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as by the granting of stock options and phantom stock options. Lyondell will be required to apply the provisions of SFAS No. 123 (revised 2004) in the first quarter 2006. Upon adoption, a provision of SFAS No. 123 (revised 2004) will require Lyondell to use a non-substantive vesting period approach for share-based payment transactions that vest when an employee becomes retirement eligible. The effect will be to accelerate expense recognition compared to the nominal vesting period approach that Lyondell currently uses. Assuming the non-substantive vesting period approach had been used, compensation expense related to share-based payments would have increased less than $1 million in 2005, $2 million in 2004 and $3 million in 2003.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

Lyondell expects to continue to utilize the Black-Scholes option valuation model for employee stock options and anticipates the use of the modified prospective transition method upon adoption. Other provisions of SFAS No. 123 (revised 2004) may affect the computation and resulting fair value of Lyondell’s share-based payment transactions with employees. Lyondell does not expect application of these provisions to have a material effect on its consolidated financial statements.

In September 2005, the Emerging Issues Task Force (“EITF”) of the FASB reached consensus on one issue of EITF Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty, that inventory purchase and sales transactions with the same counterparty that are entered into in contemplation of one another should be combined for purposes of applying APB Opinion No. 29, Accounting for Nonmonetary Transactions. The effect would be to reduce reported revenues and cost of sales for affected transactions. The consensus on this issue would apply to transactions entered into beginning in the second quarter 2006. Lyondell is evaluating the effect of EITF 04-13 on its consolidated financial statements.

3. Charges Related to Toluene Diisocyanate Plant

Earnings for 2005 included pretax charges of $195 million for a reduction of the carrying value of Lyondell’s Lake Charles, Louisiana, TDI plant and related assets. The charges, as well as a decision to cease TDI production at the plant, reflected the facility’s poor financial results and Lyondell’s projections of future plant capital requirements, high energy and raw material costs and low industry capacity utilization rates, which made it commercially impracticable to continue production of TDI at the plant. Hurricane Rita contributed to the decision, as it damaged the plant and contributed to increased energy costs.

The following table summarizes estimates of additional charges that Lyondell expects to recognize related to the Lake Charles TDI facility as well as actual costs incurred through December 31, 2005.

Millions of dollars	Facility Costs	Employee Termination Benefits	Other Costs	Total
Future charges estimated as of September 30, 2005	$35	$20	$10	$65
Reductions in estimates of future charges	(13)	(6)	(2)	(21)
Amounts settled during 2005	(6)	—	(3)	(9)
Accrued liabilities as of December 31, 2005	(4)	(11)	—	(15)

Estimate as of December 31, 2005 of remaining charges	$12	$3	$5	$20

Facility costs include plant decommissioning and demolition activities; other costs include the costs of terminating contracts. The reduction in amounts expected to be incurred reflected a decrease in expected decommissioning costs, a decrease in employee termination benefits due to employees accepting positions at other locations and a decrease in other costs as a result of favorable contract negotiations. The amounts reflected in Lyondell’s Consolidated Statement of Income as “Charges related to toluene diisocyanate plant” include the reduction in the carrying value of the plant, amounts settled during 2005 and accrued liabilities as of December 31, 2005 as shown in the table above.

In addition to the costs described above, there are multiple commercial arrangements associated with the Lake Charles TDI facility for which the costs and timing of resolution cannot be determined at this time. The range of reasonably possible outcomes within which the present value of the costs of resolution of such commercial arrangements may fall is between $0 and $160 million; however, these costs are not expected to be in the upper portion of that range.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Hurricane Effects

During 2005, two major hurricanes impacted the chemical and related industries in the coastal and off-shore regions of the Gulf of Mexico. Net income in 2005 reflected charges totaling $42 million, before tax, representing Lyondell’s exposure to industry losses expected to be underwritten by industry insurance consortia, primarily resulting from hurricane damages.

As a result of Hurricane Rita, Lyondell and LCR also incurred various costs that are subject to insurance reimbursements. Such costs included those incurred in conjunction with suspending operations at substantially all of Lyondell’s Gulf Coast plants and at LCR’s refinery, minor damage to facilities, and costs to restore operations. Net income in 2005 included $24 million of such costs incurred by Lyondell, of which all but a $5 million deductible under the relevant insurance policies are subject to reimbursement through insurance. At LCR, such costs totaled $18 million, of which Lyondell’s proportionate share was $11 million. LCR experienced problems in restarting a major production unit that was shut down in connection with the hurricane, resulting in a significant reduction in crude oil processing rates during the fourth quarter 2005 until the unit was restored to normal operations in December 2005. LCR’s hurricane-related costs and business interruption claims are subject to a total deductible of at least $50 million under the relevant insurance policies. Neither Lyondell nor LCR has recognized, in 2005, any benefits of expected insurance reimbursements.

5. Acquisition of Millennium Chemicals Inc.

On November 30, 2004, Lyondell completed the acquisition of Millennium, in a stock-for-stock business combination intended, among other things, to broaden the Company’s product base and to consolidate ownership of Equistar. In the acquisition, Lyondell issued 63.1 million shares of Lyondell common stock to Millennium’s shareholders, and Millennium became a wholly owned subsidiary of Lyondell. Millennium is the second-largest producer of TiO2 in the world and a merchant seller and producer of TiO2-related products. It is also the second-largest producer of acetic acid and VAM in North America. Millennium owns a 29.5% interest in Equistar, which, upon completion of the acquisition, also became a wholly owned subsidiary of Lyondell.

The results of operations of Millennium and Equistar are included in Lyondell’s Consolidated Statements of Income prospectively from December 1, 2004. Prior to December 1, 2004, Lyondell’s interest in Equistar was accounted for using the equity method of accounting (see Note 8). The aggregate purchase price was $1,469 million, including the 63.1 million shares of Lyondell common stock valued at $1,438 million, payment of transaction costs of $20 million and the fair value of employee stock options of approximately $11 million. The value of the 63.1 million shares of Lyondell common stock issued was determined based on a Lyondell common stock share price of $22.78, which was computed using the average closing price of Lyondell common stock for the period commencing two trading days prior to and ending two trading days after October 5, 2004, the date on which the exchange ratio became fixed without subsequent revision.

The unaudited pro forma combined historical results of Lyondell, Millennium and Equistar for the year ended December 31, 2004, giving effect to the acquisition, assuming the transaction was consummated as of the beginning of 2004 are as follows:

Millions of dollars, except per share data
Sales and other operating revenues	$15,170
Net income	127
Basic earnings per share	0.53
Diluted earnings per share	0.52

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Acquisition of Millennium Chemicals Inc.—(Continued)

The unaudited pro forma data presented above are not necessarily indicative of the results of operations of Lyondell that would have occurred had such transaction actually been consummated as of the beginning of 2004, nor are they necessarily indicative of future results.

The purchase price of $1,469 million was allocated to the assets acquired and liabilities assumed based upon the estimated fair value of such assets and liabilities at the date of acquisition. Based upon additional information received during 2005, the fair values of the assets acquired and liabilities assumed were adjusted, with corresponding adjustment to goodwill as summarized in Note 12. Any changes to the estimates of fair value that would result from information obtained subsequent to 2005, other than information relating to settlement of preacquisition income tax contingencies, would not result in adjustment of the accounting for Lyondell’s acquisition of Millennium and, therefore, would be included in Lyondell’s results of operations.

The fair value of the Millennium assets acquired and liabilities assumed at the date of the acquisition was as follows:

Millions of dollars
Cash and cash equivalents	$367
Other current assets	862
Property, plant and equipment	901
Goodwill	1,079
Investment in Equistar	1,319
Other assets	113
Purchased in-process research and development	60
Current liabilities	(485)
Long-term debt	(1,511)
Other liabilities	(678)
Deferred taxes	(378)
Minority interests	(41)
Convertible debentures—additional paid-in capital	(143)
Investment in treasury stock	4

Total allocated purchase price	$1,469

Goodwill of $186 million was assigned to the acetyls business, which is part of Lyondell’s EC&D segment, and goodwill of $893 million was assigned to the inorganic chemicals segment. No goodwill that would be deductible for income tax purposes was created by the acquisition.

In the initial accounting for Lyondell’s acquisition of Millennium, the Company recorded a liability for the fair value of all Millennium debt assumed, including the fair value of Millennium’s 4% Convertible Senior Debentures as of November 30, 2004. To better reflect the equity characteristics represented by the conversion value of those debentures, a conversion value has been reclassified in the Consolidated Balance Sheet as of December 31, 2004, reducing “Long-term debt” and increasing “Additional paid-in capital” by $143 million. Similarly, the Consolidated Statement of Stockholder’s Equity for the year ended December 31, 2004 reflects this value as part of the additional paid-in capital resulting from Lyondell’s acquisition of Millennium.

As a result of the acquisition of Millennium, Lyondell owns 100% of Equistar prospectively from December 1, 2004. The acquisition of Equistar through Lyondell’s contribution of assets for its original 41% ownership interest, acquisition of a 29.5% interest from Occidental Petroleum Corporation (together with its subsidiaries

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Acquisition of Millennium Chemicals Inc.—(Continued)

and affiliates, collectively “Occidental”) on August 22, 2002, and acquisition of the remaining 29.5% interest through Lyondell’s acquisition of Millennium, was accounted for as a step-acquisition. As a result, 29.5% of each Equistar asset and liability was recorded at fair value as of the date the acquisition was completed, 29.5% of each Equistar asset and liability was recorded at an adjusted book value as of the date the acquisition was completed, based on fair value as of August 22, 2002, and the remaining 41% interest was reflected at its historical carrying value.

The following table provides information regarding the Equistar purchase price and the fair value of the Equistar assets acquired and liabilities assumed at the date of the acquisition:

Millions of dollars
Historical carrying value of Lyondell’s original asset contribution	$339
Carrying value of Lyondell’s 29.5% interest in Equistar purchased from Occidental	646
Fair value of Millennium’s 29.5% interest in Equistar	1,319

Total purchase price	$2,304

Cash	$85
Other current assets	1,660
Property, plant and equipment, net	3,709
Goodwill	95
Investments	60
Other assets	337
Purchased in-process research and development	4
Current liabilities	(853)
Long-term debt	(2,359)
Other liabilities	(434)

Total allocated purchase price	$2,304

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

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Acquisition of Millennium Chemicals Inc.—(Continued)

losses and distributions to partners, and for accretion of the amount by which Lyondell’s underlying interest in Equistar’s partners’ capital exceeded the carrying value of Lyondell’s investment in Equistar.

Approximately $64 million, or less than 5% of the purchase price, was allocated to purchased in-process research and development (“IPR&D”) of Millennium and Equistar. The estimated fair value of IPR&D was developed using probable discounted cash flows on a project-by-project basis. The activities represented by these projects will be continued by Lyondell, and the values assigned have no alternative future use. Accordingly, Lyondell’s results of operations for 2004 included a charge of $64 million for the value of the acquired IPR&D.

Other assets acquired by Lyondell included $65 million and $24 million for Millennium and Equistar, respectively, of identifiable intangible assets. These intangible assets included the following:

Millions of dollars	Fair Value	Weighted Average Life (Years)	Useful Life (Years)
Technology	$50	19	10-20
Various contracts	25	8	7-10
Emissions credits	11		Indefinite
Patents and other	3	12	10-20

Total intangible assets of Millennium and Equistar acquired	$89

The total weighted average life of the acquired identifiable intangible assets that are subject to amortization is 15 years.

6. Related Party Transactions

Lyondell conducts transactions with LCR and with Occidental, both of which are considered related parties. Lyondell owns 58.75% of LCR. See Note 9 to the Consolidated Financial Statements for further discussion of Lyondell’s investment in LCR. As of December 31, 2005, Occidental owned approximately 12% of Lyondell, and had two representatives on Lyondell’s Board of Directors.

Prior to the November 30, 2004 acquisition of Millennium and Equistar, Lyondell conducted transactions with Equistar, and Equistar conducted transactions with Millennium. These transactions are continuing; however, subsequent to November 30, 2004, these transactions are eliminated in the Consolidated Financial Statements of Lyondell. Occidental made, and continues to make, significant purchases of raw materials from Equistar, and Equistar leased, and continues to lease its Lake Charles ethylene facility and the land related thereto and certain railcars from Occidental. In addition, Equistar made, and continues to make purchases of product from Occidental. Subsequent to November 30, 2004, transactions between Equistar and Occidental are reported as Lyondell related party transactions.

Product Transactions with LCR—Lyondell sells MTBE to and has various service and cost sharing arrangements with LCR. Lyondell’s subsidiary, Equistar, has product sales and raw material purchase agreements with LCR. Certain ethylene co-products are sold by Equistar to LCR for processing into gasoline and certain refined products are sold by LCR to Equistar as raw materials. Equistar also has processing and storage arrangements with LCR and provides certain marketing services for LCR. All of these agreements are on terms generally representative of prevailing market prices.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Related Party Transactions—(Continued)

Product Transactions with Occidental—Lyondell’s subsidiary, Equistar, and Occidental entered into an ethylene sales agreement on May 15, 1998, which was amended effective April 1, 2004, pursuant to which Occidental agreed to purchase a substantial amount of its ethylene raw material requirements from Equistar. Either party has the option to “phase down” volumes over time. However, a “phase down” cannot begin until January 1, 2014 and the annual minimum requirements cannot decline to zero prior to December 31, 2018, unless certain specified force majeure events occur. In addition to the sales of ethylene, from time to time Equistar has made sales of ethers and glycols to Occidental, and Equistar has purchased various other products from Occidental, all at market-related prices. Lyondell’s subsidiary, Millennium, also purchases sodium silicate from Occidental.

See Notes 8 and 9 for additional discussion of related party transactions.

Related party transactions are summarized as follows:

	For the year ended December 31,
Millions of dollars	2005	2004	2003

Lyondell billed related parties for:
Sales of products and processing services—
LCR	$944	$82	$4
Occidental	755	73	—
Equistar	—	48	5

Shared services and shared site agreements—
Equistar	—	158	154
LCR	6	3	2

Lyondell was billed by related parties for:
Purchases of products and processing services—
LCR	$394	$46	$—
Occidental	27	1	—
Equistar	—	907	708

Shared services, transition and lease agreements—
Occidental	7	1	—
Equistar	—	18	18
LCR	—	—	1

7. Investment in PO Joint Ventures

In March 2000, Lyondell, together with Bayer AG and Bayer Corporation (collectively “Bayer”), entered into a U.S. PO manufacturing joint venture (the “U.S. PO Joint Venture”) and a separate joint venture with Bayer for certain related PO technology (the “PO Technology Joint Venture”). Lyondell contributed approximately $1.2 billion of assets at historical book value to the joint ventures, and allocated $522 million of that book value to the partnership interest sold to Bayer. Bayer’s ownership interest represents ownership of an in-kind portion of the PO production of the U.S. PO Joint Venture. Bayer’s 2005 share of PO production was 1.6 billion pounds. Lyondell takes in kind the remaining PO production and all co-product (SM and TBA) production from the U.S. PO Joint Venture.

In December 2000, Lyondell and Bayer formed a separate joint venture (the “European PO Joint Venture”), for the construction of a world-scale PO/SM plant at Maasvlakte near Rotterdam, The Netherlands. Lyondell and

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Investment in PO Joint Ventures—(Continued)

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

Lyondell reports the cost of its product offtake as inventory and cost of sales in its consolidated financial statements. Related cash flows are reported in the operating cash flow section of the consolidated statements of cash flows. Lyondell’s investment in the PO Joint Ventures is reduced through recognition of its share of the depreciation and amortization of the assets of the joint ventures, which is included in cost of sales. Other changes in the investment balance are principally due to additional capital investments by Lyondell in the PO Joint Ventures. Lyondell’s contributions to the PO Joint Ventures are reported as “Investment in PO joint ventures” in the accompanying consolidated balance sheets and as “Contributions and advances to affiliates” in the consolidated statements of cash flows. Total assets of the PO Joint Ventures, primarily property, plant and equipment, were $1.7 billion and $1.9 billion at December 31, 2005 and 2004, respectively. During 2003, Lyondell capitalized $19 million of interest in connection with the construction of the Maasvlakte PO/SM plant. Changes in Lyondell’s investment in 2005 and 2004 are summarized as follows:

	U.S. PO Joint Venture	European PO Joint Venture	Total PO Joint Ventures
Investment in PO joint ventures—January 1, 2004	$570	$296	$866
Cash contributions (distributions)	3	(8)	(5)
Depreciation and amortization	(32)	(12)	(44)
Effect of exchange rate changes	—	21	21

Investment in PO joint ventures—December 31, 2004	541	297	838

Cash contributions (distributions)	10	10	20
Depreciation and amortization	(33)	(12)	(45)
Effect of exchange rate changes	—	(37)	(37)

Investment in PO joint ventures—December 31, 2005	$518	$258	$776

8. Investment in Equistar Chemicals, LP

As a result of Lyondell’s acquisition of Millennium, Equistar became a wholly owned subsidiary of Lyondell prospectively from December 1, 2004. Prior to December 1, 2004, Lyondell accounted for its 70.5% interest in Equistar using the equity method of accounting because of Lyondell’s and Millennium’s joint control of certain key management decisions, including approval of the strategic plan, capital expenditures and annual budget, issuance of debt and the appointment of executive management of the partnership. As a partnership, Equistar is not subject to federal income taxes.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Investment in Equistar Chemicals, LP—(Continued)

Summarized financial information for Equistar follows:

Millions of dollars	December 31, 2004
BALANCE SHEETS
Total current assets	$1,490
Property, plant and equipment, net	3,167
Investments and other assets, net	417

Total assets	$5,074

Current maturities of long-term debt	$1
Other current liabilities	805
Long-term debt	2,312
Other liabilities and deferred revenues	395
Partners’ capital	1,561

Total liabilities and partners’ capital	$5,074

	For the year ended December 31,
Millions of dollars	2004	2003
STATEMENTS OF INCOME
Sales and other operating revenues	$9,316	$6,545
Cost of sales	8,587	6,387
Selling, general and administrative expenses	197	182
Research and development expense	34	38
(Gain) loss on asset dispositions	(4)	27

Operating income (loss)	502	(89)
Interest expense, net	220	207
Other expense, net	(6)	(43)

Net income (loss)	$276	$(339)

OTHER INFORMATION
Depreciation and amortization	$313	$307
Expenditures for property, plant and equipment	101	106

Lyondell’s income or loss from its investment in Equistar prior to December 1, 2004 consisted of Lyondell’s share of Equistar’s income or loss and accretion of Lyondell’s investment in Equistar up to its underlying equity in Equistar’s net assets.

Prior to November 30, 2004, Lyondell and Equistar entered into various agreements expiring in 2013 and 2014 under which Lyondell purchases ethylene, propylene and benzene at market-related prices from Equistar. With the exception of a pre-existing third-party product supply agreement expiring in 2015, Lyondell is required to purchase 100% of its ethylene, propylene and benzene requirements for its Channelview and Bayport, Texas facilities from Equistar. In addition, Lyondell licenses MTBE technology to Equistar, and purchases a portion of the MTBE produced by Equistar at market-related prices. As a result of the acquisition of Millennium, from December 1, 2004, such transactions are eliminated in the consolidation of Lyondell and Equistar. Equistar’s sales to Lyondell were approximately $1,004 million and $708 million, respectively, in the years ended

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Investment in Equistar Chemicals, LP—(Continued)

December 31, 2004 and 2003. In addition, Equistar purchased approximately $54 million and $5 million, respectively, of products from Lyondell for the years ended December 31, 2004 and 2003.

Through December 31, 2004, Equistar acted as sales agent for the methanol products of Lyondell. Equistar also provided operating and other services for Lyondell including the lease to Lyondell by Equistar of the real property on which the methanol plant was located for which Equistar billed Lyondell approximately $6 million and $7 million, respectively in 2004 and 2003.

Sales by Equistar to LCR, primarily of certain ethylene co-products and MTBE and processing services, were approximately $751 million and $470 million in the years ended December 31, 2004 and 2003, respectively. Purchases by Equistar from LCR, primarily of refined products, during the years ended December 31, 2004 and 2003 totaled approximately $425 million and $227 million, respectively.

Equistar and Occidental entered into an ethylene sales agreement on May 15, 1998 (see Note 6) under which Occidental agreed to purchase a substantial amount of its ethylene raw material requirements from Equistar. In addition to the sales of ethylene, from time to time Equistar has made sales of ethers and glycols to Occidental, and Equistar has purchased various other products from Occidental, all at market-related prices. Equistar’s sales to Occidental were approximately $634 million and $503 million in the years ended December 31, 2004 and 2003, respectively. Purchases by Equistar from Occidental in the years ended December 31, 2004 and 2003 were $3 million and $1 million, respectively. Equistar also paid Occidental approximately $7 million in 2005 and $8 million in 2004 for subleases of certain railcars (see Note 16). In addition, Equistar leases its Lake Charles ethylene facility and the land related thereto from Occidental—see “Leased Facility” section of Note 20.

Lyondell and Equistar entered into a shared services agreement that was effective January 1, 2000. Under the, agreement, Lyondell provides office space and various services to Equistar, including information technology, human resources, sales and marketing, raw material supply, supply chain, health, safety and environmental, engineering, research and development, facility services, legal, accounting, treasury, internal audit and tax. Lyondell charges Equistar for its share of the cost of such services. Direct costs, incurred exclusively for Equistar, are also charged to Equistar. Billings by Lyondell to Equistar were approximately $182 million and $154 million for the years ended December 31, 2004 and 2003, respectively. Costs related to a limited number of shared services, primarily engineering, were formerly incurred by Equistar on behalf of Lyondell. In such cases, Equistar charged Lyondell for its share of such costs. Billings by Equistar to Lyondell were approximately $22 million and $18 million for the years ended December 31, 2004 and 2003, respectively.

9. Investment in LYONDELL-CITGO Refining LP

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

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Investment in LYONDELL-CITGO Refining LP—(Continued)

Lyondell’s investment in and receivable from LCR consisted of the following:

	December 31,
Millions of dollars	2005	2004
Investment in LCR	$(90)	$(37)
Note receivable from LCR	229	229
Interest receivable	47	37

Investment in and receivable from LCR	$186	$229

Summarized financial information for LCR is as follows:

	December 31,
Millions of dollars	2005	2004
BALANCE SHEETS
Total current assets	$418	$359
Property, plant and equipment, net	1,328	1,227
Other assets	86	61

Total assets	$1,832	$1,647

Current liabilities	$805	$588
Long-term debt	439	443
Loans payable to partners	264	264
Other liabilities	113	112
Partners’ capital	211	240

Total liabilities and partners’ capital	$1,832	$1,647

	For the year ended December 31,
Millions of dollars	2005	2004	2003
STATEMENTS OF INCOME
Sales and other operating revenues	$6,741	$5,603	$4,162
Cost of sales	6,458	5,028	3,842
Selling, general and administrative expenses	51	59	56

Operating income	232	516	264
Interest expense, net	38	30	36
Other income	—	14	—

Net income	$194	$500	$228

OTHER INFORMATION
Depreciation and amortization	$116	$115	$113
Expenditures for property, plant and equipment	176	71	46

Lyondell’s income from its investment in LCR presented in the Consolidated Statements of Income consists of Lyondell’s share of LCR’s net income and accretion of Lyondell’s investment in LCR up to its underlying equity in LCR’s net assets. At December 31, 2005, Lyondell’s underlying equity in LCR’s net assets exceeded its investment in LCR by approximately $246 million. This difference is being recognized in income over the next 22 years.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Investment in LYONDELL-CITGO Refining LP—(Continued)

In May 2004, LCR refinanced its credit facilities with a new facility, consisting of a $450 million senior secured term loan and a $100 million senior secured revolver, which matures in May 2007. The term loan requires quarterly amortization payments of $1.125 million, which began in September 2004. The new facility replaced LCR’s $450 million term loan and $70 million revolving credit facilities, which were scheduled to mature in June 2004. In October 2005, LCR exercised its right under the credit facility to increase its senior secured revolver by $50 million to $150 million. The credit facility is secured by substantially all of the assets of LCR and contains covenants that, subject to exceptions, restrict, among other things, lien incurrence, investments, certain other payments, issuances of equity, affiliate transactions, restrictive agreements, sales of assets and mergers. In addition, the facility contains covenants that require the maintenance of specified financial ratios.

As part of the May 2004 refinancing, Lyondell and CITGO also extended the maturity of the loans payable to the partners, including $229 million payable to Lyondell and $35 million payable to CITGO, from July 2005 to January 2008. The weighted average interest rates for both loans were based on Eurodollar rates and were 3.7% in 2005, 2% in 2004 and 2.2% in 2003. Interest on the partners’ loans was paid by LCR at the end of each calendar quarter through June 30, 1999, and, has since been deferred by mutual agreement of the partners.

Sales from LCR to Equistar, primarily of refined products, were approximately $425 million and $227 million for the years ended December 31, 2004 and 2003, respectively. Purchases by LCR from Equistar, primarily of certain ethylene co-products and MTBE and processing services, during the years ended December 31, 2004 and 2003 totaled approximately $751 million and $470 million, respectively.

LCR has a long-term crude supply agreement (“Crude Supply Agreement” or “CSA”) with PDVSA Petróleo, S.A. (“PDVSA Oil”), an affiliate of CITGO (see “Crude Supply Agreement” section of Note 20). The CSA, which expires on December 31, 2017, incorporates formula prices to be paid by LCR for the crude oil supplied based on the market value of a slate of refined products deemed to be produced from each particular crude oil or raw material, less: (1) certain deemed refining costs, adjustable for inflation and energy costs; (2) certain actual costs; and (3) a deemed margin, which varies according to the grade of crude oil or other raw material delivered. The actual refining margin earned by LCR may vary from the formula amount depending on, among other things, timing differences in incorporating changes in refined product market values and energy costs into the CSA’s deemed margin calculations and the efficiency with which LCR conducts its operations. Although LCR believes that the CSA reduces the volatility of LCR’s earnings and cash flows over the long-term, the CSA also limits LCR’s ability to enjoy higher margins during periods when the market price of crude oil is low relative to the then-current market prices for refined products. In addition, if the actual yields, costs or volumes of the LCR refinery differ substantially from those contemplated by the CSA, the benefits of this agreement to LCR could be substantially diminished, and could result in lower earnings and cash flow for LCR. Furthermore, there may be periods during which LCR’s costs for crude oil under the CSA may be higher than might otherwise be available to LCR from other sources. Expansion or contraction of the average market heavy crude oil refining margin can result in situations in which the CSA per barrel margin is either greater than or less than the margin that could be obtained through open market purchases of heavy crude oil. For example, from 2000 to the early portion of 2004, the CSA contract was advantageous to LCR; however, during the fourth quarter 2004 and throughout 2005, the CSA per barrel margin was less than the margin that could be obtained through open market purchases of heavy crude oil.

In addition, under the terms of a long-term product sales agreement (“Products Agreement”), CITGO purchases all of the finished gasoline, jet fuel, heating oil, diesel fuel, coke and sulfur produced by LCR. Both PDVSA Oil and CITGO are direct or indirect, wholly owned subsidiaries of Petróleos de Venezuela, S.A., the national oil company of the Bolivarian Republic of Venezuela (“Venezuela”). See Note 6 for other related party transactions.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Accounts Receivable

Lyondell sells its products primarily to other industrial concerns in the petrochemicals, coatings and refining industries. Lyondell performs ongoing credit evaluations of its customers’ financial condition and, in certain circumstances, requires letters of credit from them. Lyondell’s allowance for doubtful accounts receivable, which is reflected in the Consolidated Balance Sheets as a reduction of accounts receivable, totaled $22 million and $21 million at December 31, 2005 and 2004, respectively. The Consolidated Statements of Income for 2005, 2004 and 2003 included provisions for doubtful accounts of $5 million, $1 million and $2 million, respectively.

Lyondell has two four-year, accounts receivable sales facilities totaling $750 million. Pursuant to these facilities, Lyondell sells, through two wholly owned bankruptcy-remote subsidiaries, on an ongoing basis and without recourse, interests in pools of domestic accounts receivable to financial institutions participating in the facilities. Lyondell is responsible for servicing the receivables.

Lyondell Chemical Company’s $150 million facility was amended in the third quarter 2004, increasing it from $100 million to $150 million, and in November 2005, extending the maturity to November 2010. The facility currently permits the sale of up to $135 million of total interest in eligible domestic accounts receivable, which amount would decline by $35 million if Lyondell Chemical Company’s credit facility were fully drawn. The facility is subject to substantially the same covenants as the credit facility and the indentures pertaining to its Senior Secured Notes and Senior Subordinated Notes (see Note 15).

The other facility, maintained by Lyondell’s wholly owned subsidiary Equistar, also was amended in November 2005, increasing the availability under the facility from $450 million to $600 million and extending the maturity to November 2010. The facility is subject to substantially the same minimum unused availability requirements and covenant requirements as Equistar’s $400 million inventory-based revolving credit facility, which also is secured by a pledge of accounts receivable (see Note 15).

The amount of the interests in the pools of receivables permitted to be sold is determined by formulae. Accounts receivable in the Consolidated Balance Sheets are reduced by the sales of interests in the pools. Upon termination of the facilities, cash collections related to accounts receivable then in the pools would first be applied to the respective outstanding interests sold. Increases and decreases in the amounts sold are reflected in operating cash flows in the Consolidated Statements of Cash Flows, representing collections of sales revenue. Fees related to the sales are included in “Selling, general and administrative expenses” in the Consolidated Statements of Income. The outstanding amount of receivables sold under the facilities was $275 million as of both December 31, 2005 and 2004.

In consideration of discounts offered to certain customers for early payment for product, some receivable amounts were collected in December 2005 and 2004, respectively, that otherwise would have been expected to be collected in January 2006 and 2005, respectively. This included collections of $84 million and $66 million in December 2005 and 2004, respectively, related to receivables from Occidental.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Inventories

Inventories consisted of the following components at December 31:

Millions of dollars	2005	2004
Finished goods	$985	$1,023
Work-in-process	118	108
Raw materials	338	290
Materials and supplies	216	198

Total inventories	$1,657	$1,619

At December 31, 2005, approximately 89% of inventories, excluding materials and supplies were valued using the LIFO method.

The excess of the current replacement cost over book value of those inventories that are carried at cost using the LIFO method was approximately $709 million and $320 million at December 31, 2005 and 2004, respectively.

12. Property, Plant and Equipment, Goodwill and Other Assets

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows at December 31:

Millions of dollars	2005	2004
Land	$124	$124
Manufacturing facilities and equipment	9,063	9,295
Construction in progress	215	187

Total property, plant and equipment	9,420	9,606
Less accumulated depreciation	(2,872)	(2,391)

Property, plant and equipment, net	$6,530	$7,215

Maintenance and repair expenses were $552 million, $149 million and $136 million for the years ended December 31, 2005, 2004 and 2003, respectively. No interest was capitalized to property, plant and equipment during 2005, 2004 and 2003. See Note 7 for other interest capitalized.

The following table summarizes the changes to Lyondell’s goodwill during 2005 by reportable segment. Lyondell’s reportable segments include EC&D, PO&RP, and inorganic chemicals (see Notes 1 and 24). The refining segment consists of Lyondell’s equity investment in LCR (see Note 9).

Millions of dollars	EC&D	PO&RP	Inorganic Chemicals	Total
Goodwill at January 1, 2004	$—	$1,080	$—	$1,080
Preliminary purchase price allocation related to November 30, 2004 acquisition of Millennium	270	—	825	1,095

Goodwill at December 31, 2004	$270	$1,080	$825	$2,175
Adjustments to preliminary purchase price allocation related to November 30, 2004 acquisition of Millennium	11	—	68	79
Settlement of income tax issues related to 1998 acquisition of ARCO Chemical Company	—	(9)	—	(9)

Goodwill at December 31, 2005	$281	$1,071	$893	$2,245

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Property, Plant and Equipment, Goodwill and Other Assets—(Continued)

Goodwill for the PO&RP segment is shown net of accumulated amortization of $11 million through December 31, 2002.

Based on information obtained during 2005, regarding environmental remediation liabilities of Millennium as of November 30, 2004, Lyondell increased its estimate of such liabilities by $53 million, resulting in an increase in goodwill, net of tax effects, of $35 million (See Notes 5 and 20). Lyondell also increased its estimate of Millennium’s liabilities for income taxes and related interest as of November 30, 2004 by $32 million, resulting in a net increase in goodwill of $27 million, based on information obtained during 2005. Other adjustments primarily represent the write off of certain fixed assets and increases in various liability accruals.

The components of other assets, at cost, and the related accumulated amortization were as follows at December 31:

	2005			2004
Millions of dollars	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Identifiable intangible assets:
Debt issuance costs	$101	$(53)	$48	$112	$(48)	$64
Technology costs	124	(69)	55	147	(69)	78
Software costs	252	(175)	77	236	(136)	100
Turnaround costs	441	(191)	250	408	(148)	260
Catalyst costs	57	(33)	24	37	(21)	16
Other	215	(101)	114	215	(87)	128

Total intangible assets	$1,190	$(622)	568	$1,155	$(509)	646

Company-owned life insurance			142			143
Precious metals			41			40
Pension assets			60			69
Other			17			26

Total other assets, net			$828			$924

Amortization of these identifiable intangible assets for the next five years is expected to be $122 million in 2006, $100 million in 2007, $76 million in 2008, $52 million in 2009, and $31 million in 2010.

Depreciation and amortization expense is summarized as follows:

Millions of dollars	2005	2004	2003
Property, plant and equipment	$541	$202	$182
Investment in PO Joint Ventures	45	44	32
Turnaround costs	63	16	12
Technology costs	2	10	10
Software costs	39	12	10
Other	39	5	4

Total depreciation and amortization	$729	$289	$250

The increase in depreciation and amortization in 2005 was primarily due to the inclusion of Millennium’s and Equistar’s depreciation and amortization expense for the full year (see Note 5). The 2004 increase in depreciation

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Property, Plant and Equipment, Goodwill and Other Assets—(Continued)

related to Lyondell’s investment in PO Joint Ventures was due to operation of the 50% owned Maasvlakte PO/SM plant, which began production in the fourth quarter 2003.

In addition to the depreciation and amortization shown above, amortization of debt issuance costs of $15 million, $18 million and $17 million in 2005, 2004 and 2003, respectively, is included in interest expense in the Consolidated Statements of Income.

13. Accounts Payable

Accounts payable at December 31, 2005 and 2004, included liabilities in the amounts of $16 million and $4 million, respectively, for checks issued in excess of associated bank balances but not yet presented for collection.

14. Accrued Liabilities

Accrued liabilities consisted of the following components at December 31:

Millions of dollars	2005	2004
Payroll and benefits	$249	$242
Interest	128	140
Taxes other than income taxes	114	131
Product sales rebates	88	99
Income taxes	77	28
Deferred revenues	42	36
Other	99	106

Total accrued liabilities	$797	$782

15. Long-Term Debt

Lyondell’s long-term debt includes credit facilities and debt obligations maintained by Lyondell’s wholly owned subsidiaries, Equistar and Millennium, and by Lyondell Chemical Company without its consolidated subsidiaries (“LCC”). In some situations, such as references to financial ratios, the context may require that “LCC” refer to Lyondell Chemical Company and its consolidated subsidiaries other than Equistar and Millennium. LCC has not guaranteed the subsidiaries’ credit facilities or debt obligations, except for $300 million of Equistar debt, consisting of the 6.5% Notes due 2006 and the 7.55% Debentures due 2026.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Long-Term Debt—(Continued)

Long-term debt consisted of the following at December 31:

Millions of dollars	2005	2004
Bank credit facilities:
LCC $475 million senior secured revolving credit facility	$—	$—
Equistar $400 million inventory-based revolving credit facility	—	—
Millennium $150 million senior secured revolving credit facilities	—	—
Millennium $100 million Australian senior secured term loan due 2010	99	—

LCC notes and debentures:
Senior Secured Notes, Series A due 2007, 9.625%	899	900
Senior Secured Notes, Series B due 2007, 9.875%	—	700
Senior Secured Notes due 2008, 9.5% ($4 million of discount)	426	725
Senior Secured Notes due 2012, 11.125% ($1 million of discount)	277	277
Senior Secured Notes due 2013, 10.5%	325	325
Debentures due 2005, 9.375%	—	100
Debentures due 2010, 10.25%	100	100
Debentures due 2020, 9.8% ($1 million of discount)	224	224
Senior Subordinated Notes due 2009, 10.875%	500	500

Equistar notes and debentures:
Senior Notes due 2008, 10.125% ($50 million of premium)	750	750
Senior Notes due 2011, 10.625% ($8 million of premium)	708	710
Debentures due 2026, 7.55% ($15 million of discount)	135	134
Notes due 2006, 6.5%	150	149
Notes due 2009, 8.75% ($1 million of discount)	599	612

Millennium notes and debentures:
Senior Notes due 2006, 7% ($3 million of premium)	161	522
Senior Notes due 2008, 9.25% ($42 million of premium)	500	533
Senior Debentures due 2026, 7.625% ($3 million of premium)	252	254
Convertible Senior Debentures due 2023, 4% ($16 million of premium)	166	173

Other debt	22	32

Total	6,293	7,720
Less current maturities	(319)	(308)

Long-term debt	$5,974	$7,412

Aggregate maturities of all long-term debt during the next five years are $319 million in 2006, $906 million in 2007, $1.6 billion in 2008, $1.1 billion in 2009, $182 million in 2010, and $2.2 billion thereafter.

Approximately 90% of LCC’s and Equistar’s long-term debt and 45% of Millenium’s long-term debt can be redeemed prior to maturity. The majority of this debt is currently redeemable upon payment of the present value of future interest and principal amounts, using a specified discount rate. The balance is redeemable beginning in 2006, at prices ranging from 101.8% to 105.6% of the principal amount that decline over three to four years to 100% of the principal amount.

LCC long-term debt—LCC’s credit facility and its indentures generally limit investments by LCC in Equistar, Millennium and specified joint ventures unless certain conditions are satisfied. In addition, Millennium’s debt

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Long-Term Debt—(Continued)

covenants restrict its ability to pay certain dividends to LCC. Some of Equistar’s indentures require additional interest payments to the note holders if Equistar makes distributions when its Fixed Charge Coverage Ratio, as defined, is less than 1.75 to 1.

In December 2004, LCC entered into an amended and restated credit agreement, establishing a $475 million senior secured revolving credit facility, which matures in December 2009. The amended and restated credit facility replaced LCC’s previous $350 million revolving credit facility, which was scheduled to mature in June 2005. The amended credit facility and LCC’s indentures contain covenants that, subject to exceptions, restrict, among other things, sale and leaseback transactions, lien incurrence, debt incurrence, dividends, investments, non-regulatory capital expenditures, lease payments, certain other payments, joint ventures, affiliate transactions, restrictive agreements, sales of assets and mergers. In addition, the amended credit facility contains covenants that require the maintenance of specified financial ratios: (1) the Interest Coverage ratio, as defined, at the end of any period of four consecutive fiscal quarters ending on or most recently before each of the indicated dates below, is required to be equal to or greater than the indicated ratio and (2) on any day during the period commencing with each indicated date below and ending on the date prior to the next succeeding indicated date, the ratio of (a) Senior Secured Debt, as defined, at such day, to (b) Adjusted EBITDA, as defined, for the period of four consecutive fiscal quarters most recently ended on or prior to such day, is required to be equal to or less than the ratio set forth below opposite the date commencing such period:

	Interest Coverage Ratio	Senior Secured Debt to Adjusted EBITDA Ratio
December 31, 2005	2.00	3.75
March 31, 2006	2.25	3.25
June 30, 2006	2.50	2.75
September 30, 2006 and thereafter	3.00	2.50

Amounts available under LCC’s revolving credit facility, which was undrawn at December 31, 2005, are reduced to the extent of outstanding letters of credit provided under LCC’s credit facility, which totaled $75 million as of December 31, 2005. LCC’s revolving credit facility bears interest between LIBOR plus 1.75% and LIBOR plus 3.00%, based upon a Total Leverage Ratio, as defined.

Prior to entering into the amended and restated credit agreement described above, LCC obtained an amendment to the previous $350 million revolving credit facility in June 2004 that permitted the Millennium transaction and placed certain limits on investments by Lyondell in Equistar, Millennium and specified joint ventures. LCC also obtained amendments to its previous credit facility in February 2004 and March 2003 to provide additional financial flexibility by easing certain financial ratio requirements.

LCC’s credit facility and secured notes are secured by liens on: all of Lyondell’s domestic personal property, excluding personal property of Equistar and Millennium; mortgages on certain production facilities located in Pasadena and Channelview, Texas and Lake Charles, Louisiana; and substantially all equity interests in domestic subsidiaries, including Millennium and certain subsidiaries holding the interests in Equistar and LCR.

During 2005, LCC: prepaid $300 million of its 9.5% Senior Secured Notes due 2008 and the remaining $700 million of the 9.875% Senior Secured Notes, Series B, due 2007; paid an aggregate of $36 million in prepayment premiums and wrote off $9 million of unamortized debt issuance costs; purchased $1 million of its 9.625% Senior Secured Notes, Series A, due 2007; and paid, at maturity, $100 million of its 9.375% Debentures due 2005. During 2004, LCC prepaid $300 million of the 9.875% Senior Secured Notes, Series B, which mature

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Long-Term Debt—(Continued)

in 2007, paid $15 million in prepayment premiums and wrote off $3 million of unamortized debt issuance costs. In 2003, LCC issued $325 million of 10.5% Senior Secured Notes due in 2013. The proceeds, net of related fees, were used by Lyondell to prepay $103 million outstanding under a term loan and to purchase the leased Botlek BDO plant. The related Botlek BDO facility lease was terminated.

Equistar long-term debt—In December 2003, Equistar entered into a $250 million, four-year, inventory-based revolving credit facility, which replaced Equistar’s previous $354 million revolving credit facility. In November 2005, Equistar amended the $250 million inventory-based revolving credit facility, increasing the availability to $400 million, extending the maturity to November 2010 and reducing the interest rate from LIBOR plus 2.25% to LIBOR plus 1.5%. The total amount available at December 31, 2005 under both the $400 million inventory-based revolving credit facility and the $600 million accounts receivable sales facility (see Note 10) was $734 million, which gave effect to the borrowing base less a $50 million unused availability requirement and was net of the $200 million sold under the accounts receivable facility and $16 million of outstanding letters of credit under the revolving credit facility as of December 31, 2005. The borrowing base is determined using a formula applied to accounts receivable and inventory balances. The revolving credit facility requires that the unused available amounts under that facility and the $600 million accounts receivable sales facility equal or exceed $50 million, or $100 million if the Interest Coverage Ratio, as defined, at the end of any period of four consecutive fiscal quarters is less than 2:1. The revolving credit facility is secured by a lien on all Equistar inventory and certain Equistar personal property, including a pledge of accounts receivable. There was no borrowing under the revolving credit facility at December 31, 2005.

In March 2003, Equistar obtained amendments to its previous $354 million revolving credit facility that provided additional financial flexibility by generally making certain financial ratio requirements less restrictive.

In November 2003, Equistar issued $250 million of 10.625% Senior Unsecured Notes due in 2011. The gross proceeds of $262 million, net of related fees, were used to prepay in full $173 million of the outstanding term loan under Equistar’s previous $354 million revolving credit facility and to repay borrowing under that revolving credit facility. In September 2003, $29 million of Equistar’s Medium Term Notes matured and were repaid using funds borrowed under Equistar’s revolving credit facility. In April 2003, Equistar issued $450 million of 10.625% Senior Unsecured Notes due in 2011. The proceeds, net of related fees, were used to prepay $300 million of 8.5% Notes due in the first quarter 2004, $122 million of term loans under Equistar’s previous $354 million revolving credit facility and prepayment premiums of $17 million.

Equistar’s $400 million revolving credit facility and its indentures contain covenants that, subject to exceptions, restrict, among other things, lien incurrence, debt incurrence, sales of assets, investments, capital expenditures, certain other payments, affiliate transactions, restrictive agreements and mergers. The credit facility does not require the maintenance of specified financial ratios as long as certain conditions are met. In addition, some of Equistar’s indentures require additional interest payments to the note holders if Equistar makes distributions when Equistar’s Fixed Charge Coverage Ratio, as defined, is less than 1.75 to 1.

Millennium long-term debt—In August 2005, Millennium amended and restated its $150 million credit facility, replacing it with a $125 million U.S. revolving credit facility, a $25 million Australian revolving credit facility, and a $100 million Australian senior term loan, all of which mature in August 2010. Availability under the revolving credit facilities is reduced to the extent of outstanding letters of credit provided under the facilities. There were $27 million of outstanding letters of credit under the U.S. revolving credit facility and none outstanding under the Australian revolving credit facility as of December 31, 2005. There was no outstanding borrowing under either revolving credit facility as of December 31, 2005. The U.S. revolving credit facility and

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Long-Term Debt—(Continued)

the Australian term loan generally bear interest between LIBOR plus 1% and LIBOR plus 2%, as the case may be, based upon the Leverage Ratio, as defined, as of the most recent determination date. The Australian revolving credit facility generally bears interest based on the Australian Bank Bill Rate, as defined, plus between 1% and 2%, as the case may be, based upon the Leverage Ratio as of the most recent determination date.

In January 2006, a U.K. subsidiary of Millennium entered into a new €60 million, five-year, revolving credit facility, which, subject to permitted liens, is generally secured by the subsidiary’s inventory, accounts receivable and certain other assets. Availability under the U.K. facility, which was €44 million, or approximately $53 million, at March 14, 2006, gives effect to the borrowing base as determined using a formula applied to accounts receivable and inventory balances and is reduced to the extent of outstanding borrowing and letters of credit provided under the facility. At March 14, 2006, there were no outstanding letters of credit under the facility. The U.K. facility will bear interest between LIBOR plus 1.25% and LIBOR plus 1.75%.

On February 28, 2006, Millennium completed a cash tender offer for its 7% Senior Notes due 2006, purchasing $149 million principal amount of the notes at 101.256 percent of par. Lyondell intends to continue to reduce indebtedness as market conditions permit.

The obligations under the U.S. revolving credit facility, subject to permitted liens, are generally secured by Millennium’s equity interests in certain U.S. and non-U.S. subsidiaries, cash distributions made by Equistar, certain assets of Millennium and certain of its U.S. subsidiaries and guarantees by Millennium and certain U.S. subsidiaries.

The obligations under the Australian term loan and revolving credit facility, subject to permitted liens, are secured by Millennium’s equity interests in certain non-U.S. subsidiaries, substantially all of the assets of those subsidiaries, including cash and proceeds therefrom, and guarantees by Millennium and certain of its subsidiaries.

In addition to letters of credit outstanding under the U.S. revolving credit facility, Millennium had other outstanding letters of credit and bank guarantees under other arrangements of $4 million at December 31, 2005.

In May 2005, Millennium obtained an amendment to its previous $150 million credit facility to allow for the unrestricted repurchase of indebtedness in the form of bonds, debentures, notes or similar instruments. On February 2, 2005, as a result of certain adjustments and charges related to the February 2005 restatement of Millennium’s financial statements, Millennium entered into an amendment and waiver to its previous $150 million credit facility, which amended the credit facility definition of EBITDA and waived any and all defaults or events of default that may have occurred on or prior to the amendment and waiver.

Millennium’s facilities and its indentures contain covenants that, subject to exceptions, restrict, among other things, distributions, debt incurrence, lien incurrence, investments, sale and leaseback transactions, certain other payments, sales of assets, affiliate transactions, mergers, domestic accounts receivable securitization transactions, restrictive agreements and issuances of redeemable stock and preferred stock. Pursuant to these provisions, Millennium is prohibited from making restricted payments, including paying certain dividends. Other than the U.K. facility, Millennium’s facilities also contain covenants that require the maintenance of specified financial ratios: (1) the Leverage Ratio, as defined, is required to be less than 4.50 to 1 and (2) the Interest Coverage Ratio, as defined, for any period of four consecutive fiscal quarters is required to be equal to or greater than (a) 1.75 to 1 for any such period ending before September 30, 2006, and (b) 2.25 to 1 for any such period ending on or after September 30, 2006. Millennium’s U.K. facility does not require the maintenance of specified financial ratios as long as certain conditions are met.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Long-Term Debt—(Continued)

In 2005, Millennium purchased $281 million principal amount of its 7% Senior Notes due 2006 pursuant to a cash tender offer at 102.622 percent of par. During 2005, Millennium also purchased an additional $61 million of the 7% Senior Notes due 2006, $13 million of the 9.25% Senior Notes due 2008 and $1 million of the 7.625% Senior Debentures due 2026.

Pursuant to the indenture governing the 9.25% Senior Notes, Millennium was required to purchase $4 million principal amount of its 9.25% Senior Notes and pay a 1% premium as a result of Lyondell’s acquisition of Millennium on November 30, 2004.

Millennium has outstanding $150 million aggregate principal amount of 4% Convertible Senior Debentures, which are due in 2023, unless earlier redeemed, converted or repurchased. On October 1, 2004, based on a quarterly test related to the price of the common stock, the 4% Convertible Senior Debentures became convertible into shares of Millennium’s common stock. As a result of Lyondell’s acquisition of Millennium, Millennium and Lyondell executed a supplemental indenture providing that the holders of the 4% Convertible Senior Debentures may convert their debentures into shares of Lyondell’s common stock (or, at Lyondell’s discretion, equivalent cash or a combination thereof). Based on the results of the quarterly test, the conversion price as of December 31, 2005, subject to adjustment upon certain events, was $13.89 per share, which is equivalent to a conversion rate of 72.0183 Lyondell shares per one thousand dollar principal amount of the Debentures. As of December 31, 2005, none of the Debentures had been converted into shares of Lyondell common stock.

The Debentures are redeemable at Millennium’s option beginning November 15, 2010 at a redemption price equal to 100% of their principal amount. On November 15 in each of 2010, 2013 and 2018, holders of the Debentures will have the right to require Millennium to repurchase all or some of the Debentures they own at a purchase price equal to 100% of their principal amount. Millennium may choose to pay the purchase price in cash or shares of Lyondell’s common stock or any combination thereof. In the event of a conversion request as a result of the long-term credit rating assigned to the Debentures being either Caa1 or lower, in the case of Moody’s Investors Service (“Moody’s”), or B- or lower in the case of Standard & Poor’s (“S&P”) rating service, or if both rating agencies discontinue, withdraw or suspend their ratings, after June 18, 2006, Millennium can deliver cash, or a combination of cash and shares of Lyondell common stock, in lieu of shares of Lyondell common stock. The Debentures are currently rated B1 by Moody’s and B+ by S&P. Holders of the Debentures also have the right to require Millennium to repurchase all or some of the Debentures at a cash purchase price equal to 100% of their principal amount, upon the occurrence of certain events constituting a Fundamental Change, as defined in the indenture. Lyondell’s acquisition of Millennium was not considered a Fundamental Change.

Millennium’s revolving credit facility is guaranteed by Millennium and Millennium America Inc. (“Millennium America”), a subsidiary of Millennium; Millennium’s 7% Senior Notes, 7.625% Senior Debentures and 9.25% Senior Notes were issued by Millennium America and are fully and unconditionally guaranteed by Millennium; and Millennium’s 4% Convertible Senior Debentures were issued by Millennium and are guaranteed fully and unconditionally by Millennium America.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Lease Commitments

Lyondell leases various facilities and equipment under noncancelable operating lease arrangements for varying periods. Operating leases include leases of railcars used in the distribution of products in Lyondell’s business. As of December 31, 2005, future minimum lease payments for the next five years and thereafter, relating to all noncancelable operating leases with terms in excess of one year were as follows:

Millions of dollars
2006	$180
2007	154
2008	128
2009	117
2010	107
Thereafter	521

Total minimum lease payments	$1,207

Net rental expense for 2005, 2004 and 2003 was $196 million, $77 million and $68 million, respectively. The increase in net rental expenses in 2005 was primarily due to the inclusion of Millennium’s and Equistar’s rental expenses for the full year (see Note 5).

17. Financial Instruments and Derivatives

Lyondell is exposed to market risks, such as changes in commodity pricing, currency exchange rates and interest rates. To manage the volatility related to these exposures, Lyondell selectively enters into derivative transactions pursuant to Lyondell’s policies. Designation of the derivatives as fair-value or cash-flow hedges is performed on a specific exposure basis. Hedge accounting may not be elected with respect to certain short-term exposures. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the fair value or cash flows of the underlying exposures being hedged. Lyondell does not hold or issue derivative financial instruments for speculative or trading purposes.

Commodity Price Risk Management—Lyondell is exposed to commodity price volatility related to anticipated purchases of natural gas and certain other commodities, and to product sales. Lyondell selectively uses commodity swap, option, and futures contracts with various terms to manage the volatility related to purchases of natural gas and raw materials, as well as product sales. Cash-flow hedge accounting is normally elected for these derivative transactions; however, in some cases, when the duration of a derivative is short, hedge accounting is not elected. When hedge accounting is not elected, the gains and losses on these instruments are recorded in earnings. When hedge accounting is elected, gains and losses on these instruments are deferred in accumulated other comprehensive income (“AOCI”) until the underlying transaction is recognized in earnings. Net losses of $5 million and $1 million were included in earnings in 2005 and 2004, respectively, and a net gain of $2 million was included in earnings in 2003. As of December 31, 2005, the notional amount of outstanding commodity derivative instruments was less than $1 million and there were no amounts outstanding at December 31, 2004. There were no deferred amounts in AOCI at December 31, 2005 or 2004.

Foreign Currency Exposure Management—Lyondell manufactures and markets its products in a number of countries throughout the world and, as a result, is exposed to changes in foreign currency exchange rates. Costs in some countries are incurred, in part, in currencies other than the applicable functional currency. Lyondell selectively utilizes forward, swap and option derivative contracts with terms normally lasting less than three months to protect against the adverse effect that currency exchange rate fluctuations may have on foreign currency denominated trade receivables and trade payables. These derivatives generally are not designated as

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Financial Instruments and Derivatives—(Continued)

hedges for accounting purposes. At December 31, 2004, foreign currency forward, swap or option contracts in the notional amount of $104 million were outstanding. There were no outstanding foreign currency forward, swap or option contracts at December 31, 2005.

In addition, Lyondell selectively utilizes forward and swap contracts that qualify as cash-flow hedges. These are intended to offset the effect of exchange rate fluctuations on forecasted or committed sales and purchases. Gains and losses on these instruments are deferred in AOCI until the underlying transaction is recognized in earnings. The gains or losses are reported either in sales and other operating revenues or cost of sales to match the underlying transaction being hedged. There were no amounts related to foreign exchange cash-flow hedges deferred in AOCI at December 31, 2005 and 2004.

As a result of foreign currency transactions, Lyondell had net losses of $7 million and $5 million, respectively, in 2005 and 2004, and a gain of $8 million in 2003, net of gains or losses on related hedge transactions, which were not significant.

Interest Rate Risk Management—Lyondell selectively uses derivative instruments to manage the ratio of fixed-to variable-rate debt at Millennium. At December 31, 2005, there were outstanding interest rate swap agreements in the notional amount of $175 million, which were designated as fair-value hedges of underlying fixed-rate obligations. The fair value of these interest rate swap agreements was an obligation of $4 million and $1 million at December 31, 2005 and 2004, respectively, resulting in a decrease in the carrying value of long-term debt and the recognition of a corresponding liability. The net gains and losses resulting from adjustment of both the interest rate swaps and the hedged portion of the underlying debt to fair value are recorded in interest expense.

The carrying value and the estimated fair value of Lyondell’s non-current, non-derivative financial instruments as of December 31, 2005 and 2004 are shown in the table below:

	2005		2004
Millions of dollars	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$6,436	$6,584	$7,863	$8,482

Long-term debt, including amounts due within one year, was valued based upon the borrowing rates currently available to Lyondell for debt with terms and average maturities similar to Lyondell’s debt portfolio except that, for the 4% Convertible Senior Debentures, quoted market values were used. The fair value of all nonderivative financial instruments included in current assets and current liabilities, including cash and cash equivalents, accounts receivable, accounts payable and notes payable, approximated their carrying value due to their short maturity.

18. Pension and Other Postretirement Benefits

Lyondell has defined benefit pension plans which cover employees in the United States and a number of other countries. Retirement benefits are generally based on years of service and the employee’s highest compensation for any consecutive 36-month period during the last 120 months of service or other compensation measures as defined under the respective plan provisions. Lyondell funds the plans through contributions to pension trust funds, generally subject to minimum funding requirements as provided by applicable law. Lyondell also has unfunded supplemental nonqualified retirement plans, which provide pension benefits for certain employees in excess of the U.S. tax-qualified plans’ limits. In addition, Lyondell sponsors unfunded postretirement benefit plans other than pensions for U.S. employees, which provide medical and life insurance benefits. The postretirement medical plans are contributory, while the life insurance plans are generally noncontributory. The life insurance benefits under certain plans are provided to employees who retired before July 1, 2002.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Pension and Other Postretirement Benefits—(Continued)

The following table provides a reconciliation of benefit obligations, plan assets and the funded status of Lyondell’s U.S. and non-U.S. pension plans, including the pension plans of Millennium and Equistar as a result of Lyondell’s acquisition of Millennium and resulting consolidation of Equistar (see Note 5):

	2005		2004
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in benefit obligation:
Benefit obligation, January 1	$1,545	$452	$505	$189
Acquisition of Millennium and consolidation of Equistar	—	—	984	211
Service cost	46	17	17	10
Interest cost	85	21	35	10
Actuarial (gain) loss	48	(3)	34	12
Benefits paid	(118)	(14)	(30)	(5)
Foreign exchange effects	—	7	—	22
Other	—	—	—	3

Benefit obligation, December 31	1,606	480	1,545	452

Change in plan assets:
Fair value of plan assets, January 1	998	315	216	140
Acquisition of Millennium and consolidation of Equistar	—	—	738	128
Actual return on plan assets	71	50	47	18
Company contributions	104	27	27	16
Benefits paid	(118)	(14)	(30)	(5)
Foreign exchange effects	—	(33)	—	16
Other	—	(1)	—	2

Fair value of plan assets, December 31	1,055	344	998	315

Funded status	(551)	(136)	(547)	(137)
Unrecognized actuarial and investment loss	307	78	275	69
Unrecognized prior service cost (benefit)	(10)	1	(11)	1
Unrecognized transition obligation	—	2	—	4

Net amount recognized	$(254)	$(55)	$(283)	$(63)

Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost	$28	$19	$26	$14
Accrued benefit liability	(463)	(86)	(487)	(93)
Accumulated other comprehensive loss—pretax	181	12	178	16

Net amount recognized	$(254)	$(55)	$(283)	$(63)

Additional Information:
Accumulated benefit obligation for defined benefit plans, December 31	$1,386	$377	$1,344	$363
Increase (decrease) in minimum liability included in other comprehensive loss	3	(4)	8	2

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Pension and Other Postretirement Benefits—(Continued)

The following table provides a reconciliation of benefit obligations, plan assets and the funded status of Lyondell’s other postretirement benefit plans:

Millions of dollars	2005	2004
Change in benefit obligation:
Benefit obligation, January 1	$239	$94
Acquisition of Millennium and consolidation of Equistar	—	169
Service cost	5	2
Interest cost	13	7
Plan amendments	(19)	—
Actuarial (gain) loss	4	(28)
Benefits paid	(13)	(5)

Benefit obligation, December 31	229	239

Funded status	(229)	(239)
Unrecognized actuarial (gain) loss	3	(1)
Unrecognized prior service benefit	(25)	(6)

Accrued benefit liability	$(251)	$(246)

The 2005 decrease in the benefit obligation and increase in unrecognized prior service benefit reflect the amendment of the Lyondell and Equistar postretirement medical plans, effective January 1, 2006, that reduced retiree medical benefits.

The accrued benefit liability for pension and other postretirement benefits is included in “Other liabilities” in the Consolidated Balance Sheets.

Pension plans with projected benefit obligations in excess of the fair value of assets are summarized as follows at December 31:

	2005		2004
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Projected benefit obligations	$1,571	$449	$1,525	$418
Fair value of assets	997	308	974	279

Pension plans with accumulated benefit obligations in excess of the fair value of assets are summarized as follows at December 31:

	2005		2004
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Accumulated benefit obligations	$1,351	$188	$1,324	$181
Fair value of assets	997	136	974	126

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Pension and Other Postretirement Benefits—(Continued)

Net periodic pension costs included the following components for the year ended December 31:

	2005		2004		2003
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$46	$17	$17	$10	$13	$6
Interest cost	85	21	35	10	30	8
Actual gain on plan assets	(71)	(50)	(47)	(18)	(42)	(10)
Less-unrecognized gain (loss)	(6)	31	25	4	26	7

Recognized gain on plan assets	(77)	(19)	(22)	(14)	(16)	(3)
Prior service cost amortization	(2)	—	(2)	—	(2)	—
Actuarial and investment loss amortization	23	4	20	8	23	—

Net periodic benefit cost	$75	$23	$48	$14	$48	$11

Net periodic other postretirement benefit costs included the following components for the year ended December 31:

Millions of dollars	2005	2004	2003
Service cost	$5	$2	$2
Interest cost	13	7	6
Prior service cost amortization	—	(1)	(1)

Net periodic benefit cost	$18	$8	$7

The above net periodic pension and other postretirement benefit costs include Millennium and Equistar prospectively from December 1, 2004.

The assumptions used in determining the net benefit liabilities for Lyondell’s pension and other postretirement benefit plans were as follows at December 31:

	2005		2004
	U.S.	Non-U.S.	U.S.	Non-U.S.
Weighted-average assumptions as of December 31:
Discount rate	5.50%	4.59%	5.75%	5.09%
Rate of compensation increase	4.50%	4.28%	4.50%	4.33%

The assumptions used in determining net benefit costs for Lyondell’s pension and other postretirement benefit plans were as follows for the year ended December 31:

	2005		2004		2003
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Weighted-average assumptions for the year:
Discount rate	5.75%	5.09%	6.25%	5.15%	6.50%	5.40%
Expected return on plan assets	8.00%	6.43%	8.00%	6.28%	8.00%	6.27%
Rate of compensation increase	4.50%	4.33%	4.50%	4.45%	4.50%	4.45%

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Pension and Other Postretirement Benefits—(Continued)

The assumed annual rate of increase in the per capita cost of covered health care benefits as of December 31, 2005 was 10% for 2006 through 2007, decreasing 1% per year to 5% in 2011 and thereafter. At December 31, 2004, similar cost escalation assumptions were used. The health care cost trend rate assumption does not have a significant effect on the amounts reported due to limits on Lyondell’s maximum contribution level to the medical plan. To illustrate, increasing or decreasing the assumed health care cost trend rates by one percentage point in each year would change the accumulated other postretirement benefit liability as of December 31, 2005 by less than $1 million and would not have a material effect on the aggregate service and interest cost components of the net periodic other postretirement benefit cost for the year then ended.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was enacted in December 2003. The effect of the Act was not significant to Lyondell’s consolidated financial statements and was recognized in the December 31, 2004 accumulated other postretirement benefit obligation. The effect of the subsidy on the measurement of net periodic benefit cost for 2005 was not significant.

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

Lyondell’s expected long-term rate of return on plan assets of 8% is based on the average level of earnings that its independent pension investment advisor has advised could be expected to be earned over time, using the expected returns based on an asset allocation of 55% U.S. equity securities, 15% non-U.S. equity securities and 30% fixed income securities recommended by the advisor, and adopted for the plans.

Lyondell’s pension plan weighted-average asset allocations by asset category for its pension plans generally are as follows at December 31:

Asset Category:	2005 Policy	2005	2004
U.S. equity securities	55%	54%	57%
Non-U.S. equity securities	15%	16%	15%
Fixed income securities	30%	30%	28%

Total	100%	100%	100%

Lyondell expects to contribute approximately $78 million to its pension plans in 2006.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Pension and Other Postretirement Benefits—(Continued)

As of December 31, 2005, future expected benefit payments, which reflect expected future service, as appropriate, were as follows:

Millions of dollars	Pension Benefits	Other Benefits
2006	$113	$15
2007	118	16
2008	123	17
2009	124	17
2010	129	17
2011 through 2015	689	90

Lyondell also maintains voluntary defined contribution savings plans for eligible employees. Contributions to the plans by Lyondell were $26 million in 2005, $11 million in 2004 and $10 million in 2003. Millennium’s and Equistar’s plans are included prospectively from December 1, 2004.

19. Income Taxes

The significant components of the provision for income taxes were as follows for the years ended December 31:

Millions of dollars	2005	2004	2003
Current:
Federal	$32	$(4)	$—
Non-U.S.	50	4	—
State	(5)	4	(7)

Total current	77	4	(7)

Deferred:
Federal	138	56	(159)
Non-U.S.	21	(31)	(18)
State	(17)	(6)	5

Total deferred	142	19	(172)

Provision for (benefit from) income taxes before tax effects of other comprehensive income	219	23	(179)
Tax effects of elements of other comprehensive income:
Cumulative translation adjustment	(17)	36	13
Minimum pension liability	—	—	13
Other	—	—	1

Total income tax expense (benefit) in comprehensive income	$202	$59	$(152)

Lyondell’s provisions for income tax expense for the years ended December 31, 2005 and 2004 are expected to be substantially offset for U.S. tax return purposes by the utilization of net operating loss carryforwards. The current U.S. tax provision represents the portion of the Alternative Minimum Tax liability that cannot be offset by net operating loss carryforwards plus the required tax payable with respect to the repatriation of funds under the American Jobs Creation Act of 2004 as discussed below.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. Income Taxes—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the net tax effects of operating loss carryforwards. Significant components of Lyondell’s deferred tax liabilities and assets were as follows as of December 31:

Millions of dollars	2005	2004
Deferred tax liabilities:
Accelerated tax depreciation	$1,653	$1,863
Investments in joint venture partnerships	500	456
Accrual for potential income tax assessments	78	94
Goodwill and other intangible assets	59	54
Other	(13)	92

Total deferred tax liabilities	2,277	2,559

Deferred tax assets:
Net operating loss carryforwards	307	636
Employee benefit plans	361	383
AMT credits	145	119
Fair value of debt acquired	71	86
Federal benefit attributable to deferred taxes	55	61
Deferred charges and revenues	33	59
Environmental remediation liabilities	78	34
Other	133	137

Total deferred tax assets	1,183	1,515
Deferred tax asset valuation allowances	(171)	(157)

Net deferred tax assets	1,012	1,358

Net deferred tax liabilities	1,265	1,201
Add current portion of deferred tax assets	198	276

Long-term deferred income taxes	$1,463	$1,477

As of December 31, 2005, Lyondell has U.S. federal, state and non-U.S. tax loss carryforwards, the tax benefit of which is $307 million at the current statutory rates. The amount of U.S. federal tax net operating loss carryforward benefits available at December 31, 2005 was $137 million. These federal tax net operating loss carryforwards begin expiring in 2023 and are not subject to limitation. Lyondell has other net operating loss carryforwards in various jurisdictions. These losses generally have long or indefinite expiration periods. The deferred tax benefit related to these loss carryforwards of $170 million as of December 31, 2005 was reduced by a valuation allowance of $123 million related to certain French tax loss carryforwards, which management believes are more likely than not to expire unutilized. The deferred tax asset valuation allowance at December 31, 2003 was $44 million and increased $93 million as a result of the acquisition of Millennium on November 30, 2004. Provisions of $33 million in 2005 and $12 million in 2004 increased the allowance, primarily for net operating loss carryforwards. Other changes in the valuation allowance reflected the effects of foreign currency translation. The federal AMT credits of $145 million have no expiration date.

Management believes that it is more likely than not that the $1,012 million of deferred tax assets, including the value of tax loss carryforwards in excess of the valuation allowances at December 31, 2005, will be realized. This conclusion is supported in part by the significant excess of total deferred tax liabilities over net deferred tax

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. Income Taxes—(Continued)

assets. These deferred tax liabilities, primarily related to depreciation, will reverse over the next 15 to 20 years. In addition, as discussed above, certain carryforwards either have no expiration dates or have long carryforward periods prior to their expiration.

Certain income tax returns of Lyondell’s U.S. and non-U.S. subsidiaries are currently under examination by the Internal Revenue Service (“IRS”), Revenue and Customs (formerly Inland Revenue) of the U.K. and various other non-U.S. and state tax authorities. In many cases, these audits may result in proposed assessments by the tax authorities. Lyondell believes that its tax positions comply with applicable tax law and intends to defend its positions through appropriate administrative and judicial processes. Accrued liabilities for the resolution of probable tax assessments that are expected to result in the reduction of tax attributes recognized in deferred tax assets, rather than cash payments to the taxing authorities, are included as a component of deferred tax liabilities. Other accrued liabilities for the resolution of probable tax assessments that are expected to result in cash payments in future years are included in “Other liabilities.” Lyondell believes it has adequately provided for any probable outcomes related to these matters.

The American Jobs Creation Act of 2004 (the “Act”) provides a tax deduction for qualified production activities. During 2005, Lyondell had significant federal tax loss carryforwards and, as a result, did not benefit from these provisions. Lyondell is currently evaluating the application of these provisions to its production activities and those of its joint ventures. It is anticipated that the tax deduction for qualified production activities under the Act will provide a benefit to Lyondell during 2006, although the level of the potential benefit has not yet been determined.

The Act also provides tax benefits with respect to the repatriation of foreign earnings. The benefit can result in a significant reduction in the effective tax rate certain foreign earnings repatriated during a one year period. Accordingly, during 2005, Lyondell repatriated certain non-U.S. earnings that had previously been identified as likely to be repatriated as well as additional earnings previously expected to be indefinitely invested.

In connection with the acquisition of Millennium on November 30, 2004, Lyondell recorded a net deferred tax liability of $11 million with respect to the expected 2005 repatriation of $161 million of non-U.S. preacquisition earnings during 2005, which were expected to qualify under the Act. During 2005, $297 million, including non-U.S. Millennium earnings and returns of investment, was repatriated, resulting in an additional tax provision of $3 million.

Lyondell has determined that the undistributed earnings of foreign subsidiaries, exclusive of those earnings that were repatriated under the Act in 2005, will be permanently reinvested. None of the undistributed earnings of foreign subsidiaries, which aggregated $127 million at December 31, 2005, would represent U.S. taxable earnings if repatriated.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. Income Taxes—(Continued)

The domestic and non-U.S. components of income (loss) before income taxes and a reconciliation of the income tax provision (benefit) to theoretical income tax computed by applying the U.S. federal statutory tax rate are as follows:

Millions of dollars	2005	2004	2003
Income (loss) before income taxes:
Domestic	$615	$80	$(460)
Non-U.S.	135	(3)	(21)

Total	$750	$77	$(481)

Theoretical income tax at U.S. statutory rate	$263	$27	$(168)
Increase (reduction) resulting from:
Purchased in-process R&D	—	23	—
Decrease in statutory non-U.S. tax rates	(5)	(23)	—
Other effects of non-U.S. operations	26	(3)	(5)
Changes in estimates for prior year items	(61)	—	(5)
Non-U.S. valuation allowances	16	2	—
State income taxes, net of federal	(14)	(4)	(1)
Other, net	(6)	1	—

Income tax provision (benefit)	$219	$23	$(179)

Effective income tax rate	29.2%	29.9%	(37.2)%

During 2005, Lyondell recognized a tax benefit of $61 million related to the reversal of accrued tax liabilities reflecting the resolution of tax years 2000 and 2001. The 2005 provision for state income taxes also included a benefit of $16 million related to the restructuring of various subsidiaries and changes in certain state tax legislation. Also during 2005, Lyondell recorded net interest expense related to various income tax exposures of $9 million, which has been included in interest expense.

20. Commitments and Contingencies

Commitments—Lyondell has various purchase commitments for materials, supplies and services incident to the ordinary conduct of business, generally for quantities required for its businesses and at prevailing market prices. Lyondell is also a party to various obligations to purchase products and services, principally for utilities and industrial gases and ore that is used in the production of TiO2. These commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements. Also included in purchase obligations is a commitment to reimburse Rhodia for the costs of operating the TDI facility at Pont de Claix, France, through March 2016. The Rhodia obligations, denominated in euros, include fixed and variable components. The actual future obligation will vary with fluctuations in foreign currency exchange rates, market prices of raw materials and other variable cost components such as utility costs. Approximately 11% to 15% of the annual payments shown in the table below are subject to such variability.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20. Commitments and Contingencies—(Continued)

At December 31, 2005, estimated future minimum payments under these contracts with noncancelable contract terms in excess of one year were as follows:

Millions of dollars
2006	$1,128
2007	950
2008	829
2009	776
2010	751
Thereafter through 2023	5,555

Total minimum contract payments	$9,989

Lyondell’s total purchases under these agreements were $1,644 million, $615 million and $404 million in 2005, 2004 and 2003, respectively. The increase in 2005 compared to 2004 primarily reflects the effect of inclusion of Equistar’s and Millennium’s purchases under such contracts in 2005. The increase in 2004 compared to 2003 reflects the effect of higher natural gas costs in 2004, the strengthening of the euro compared to the U.S. dollar in 2004 and, to a lesser extent, inclusion of Equistar’s and Millennium’s purchases under such contracts in December 2004.

Crude Supply Agreement—Under the CSA with PDVSA Oil, generally, PDVSA Oil is required to sell and LCR is required to purchase 230,000 barrels per day of heavy, high sulfur crude oil, which constitutes approximately 86% of LCR’s refining capacity of 268,000 barrels per day of crude oil. From 1998 through 2002, PDVSA Oil, from time to time, declared itself in a force majeure situation and subsequently reduced deliveries of crude oil. Such reductions in deliveries were purportedly based on announced OPEC production cuts. At such times, PDVSA Oil informed LCR that the Venezuelan government, through the Ministry of Energy and Mines, had instructed that production of certain grades of crude oil be reduced. In certain circumstances, PDVSA Oil made payments to LCR under a different provision of the CSA in partial compensation for such reductions. More recently, LCR has been receiving crude oil under the CSA at or above contract volumes.

LCR has consistently contested the validity of the reductions in deliveries by PDVSA Oil and Petróleos de Venezuela, S.A. (“PDVSA”) under the CSA. The parties have different interpretations of the provisions of the contracts concerning the delivery of crude oil. The contracts do not contain dispute resolution procedures, and the parties have been unable to resolve their commercial dispute. As a result, in February 2002, LCR filed a lawsuit against PDVSA and PDVSA Oil in connection with the force majeure declarations, which LCR is continuing to litigate. PDVSA filed a subsequent lawsuit against LCR in October 2005 in the same court, related to this action, which alleges breach of the CSA. LCR believes it has valid defenses to such claim and is vigorously defending this lawsuit. LCR does not expect the resolution of the October 2005 lawsuit to result in any material adverse effect on financial position, liquidity or results of operations.

From time to time, Lyondell and PDVSA have had discussions covering both a restructuring of the CSA and a broader restructuring of the LCR partnership. Lyondell is unable to predict whether changes in either arrangement will occur. Subject to rights of first offer and first refusal, the partners each have a right to transfer their interests in LCR to unaffiliated third parties in certain circumstances. If neither CITGO, PDVSA Oil nor their affiliates were a partner in LCR, PDVSA Oil would have an option to terminate the CSA. Depending on then-current market conditions, any modification, breach or termination of the CSA, or any interruption in this source of crude oil, would require LCR to purchase all or a portion of its crude oil in the merchant market, could subject LCR to significant volatility and price fluctuations and could adversely affect LCR and, therefore, Lyondell.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20. Commitments and Contingencies—(Continued)

Leased Facility—Lyondell has an ethylene facility in Lake Charles, Louisiana, which has been idled since the first quarter of 2001, pending sustained improvement in market conditions. The facility and land, which are included in property, plant and equipment at a net book value of $137 million, are leased from Occidental. In May 2003, Equistar and Occidental entered into a new one-year lease, which had renewal provisions for two additional one-year periods at either party’s option. Equistar exercised the second one-year renewal option that expires in May 2006. If the Lake Charles lease terminates, Occidental will either (1) allow Lyondell to acquire, operate or receive the benefit of operating the Lake Charles facility, (2) pay Lyondell $75 million in cash or (3) transfer or pay to Lyondell 5.4 million shares of Lyondell common stock or the sale proceeds from 5.4 million shares of Lyondell common stock, or a combination of both, if the value is greater than $75 million. The parties are investigating alternatives related to the facility and land.

Asset Retirement Obligation—Certain manufacturing facilities are held under land lease arrangements that require the lessee to return the land to substantially the same condition as at the inception of the lease. Generally, these leases would terminate if Lyondell discontinued use of the land. It is not possible at this time to estimate the costs that could be incurred upon termination of these leases, nor to reasonably estimate the likely timing of such costs.

Environmental Remediation—Lyondell’s accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $194 million and $147 million as of December 31, 2005 and 2004, respectively. The remediation expenditures are expected to occur over a number of years, and not to be concentrated in any single year. In the opinion of management, there is no material estimable range of reasonably possible loss in excess of the liabilities recorded for environmental remediation. However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in investigations by regulatory agencies, could require Lyondell to reassess its potential exposure related to environmental matters.

The following table summarizes the activity in Lyondell’s accrued environmental liability for the years ended December 31, 2005 and 2004:

Millions of dollars	2005	2004
Balance at January 1	$147	$16
Additional accruals	10	12
Amounts paid	(11)	(4)
Acquisition of Millennium and consolidation of Equistar, including subsequent adjustments	53	123
Other	(5)	—

Balance at December 31	$194	$147

The liabilities for individual sites range from less than $1 million to $103 million. The $103 million liability relates to the Kalamazoo River Superfund Site.

A Millennium subsidiary has been identified as a Potential Responsible Party (“PRP”) with respect to the Kalamazoo River Superfund Site. The site involves cleanup of river sediments and floodplain soils contaminated with polychlorinated biphenyls, cleanup of former paper mill operations, and cleanup and closure of landfills associated with the former paper mill operations. In 2000, the Kalamazoo River Study Group (the “KRSG”), of which the Millennium subsidiary and other PRPs are members, submitted to the State of Michigan a Draft Remedial Investigation and Draft Feasibility Study, which evaluated a number of remedial options for the river. The estimated costs for these remedial options ranged from $0 to $2.5 billion.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20. Commitments and Contingencies—(Continued)

At the end of 2001, the U.S. Environmental Protection Agency (“EPA”) took lead responsibility for the river portion of the site at the request of the State of Michigan. In 2004, the EPA initiated a confidential process to facilitate discussions among the agency, the Millennium subsidiary, other PRPs, the Michigan Departments of Environmental Quality and Natural Resources, and certain federal natural resource trustees about the need for additional investigation activities and different possible approaches for addressing the contamination in and along the Kalamazoo River. These discussions are continuing.

As of December 31, 2005, the probable future remediation spending associated with the river cannot be determined with certainty. Although the KRSG study identified a broad range of remedial options, not all of those options would represent reasonably possible outcomes. Management does not believe that it can identify a single remedy among those options that would represent the highest-cost reasonably possible outcome. However, Lyondell recognized a liability of $40 million at December 31, 2004, representing Millennium’s interim allocation of 55% of the $73 million total of estimated cost of bank stabilization, recommended as the preferred remedy in 2000 by the KRSG study, and of certain other costs. During 2005, this liability was increased by $19 million to reflect new information obtained during the period about expected costs of regulatory oversight, modeling, and other associated remediation costs. At December 31, 2005, the balance of this liability, net of related spending, was $57 million.

In addition, Lyondell recognized a liability of $38 million as of December 31, 2004, primarily related to Millennium’s estimated share of remediation costs for two former paper mill sites and associated landfills, which are also part of the Kalamazoo River Superfund Site. The liability was increased in 2005 by $9 million to reflect new information obtained during the period regarding the probable costs associated with the remediation activity. These increases also represent adjustments to Lyondell’s estimate of the liabilities in its accounting for the acquisition of Millennium. At December 31, 2005, the balance of the liability, net of related spending, was $46 million. Although no final agreement has been reached as to the ultimate remedy for these locations, Millennium has begun remediation activity related to these sites.

Millennium’s ultimate liability for the Kalamazoo River Superfund Site will depend on many factors that have not yet been determined, including the ultimate remedy selected, the determination of natural resource damages, the number and financial viability of the other PRPs, and the determination of the final allocation among the PRPs.

Also, based on additional information obtained during 2005, regarding Millennium remediation liabilities related to Millennium sites other than the Kalamazoo River Superfund Site, Lyondell increased the estimated remediation liabilities for those sites by $30 million. The balance of these liabilities at December 31, 2005 was $65 million.

The increases in Millennium environmental liabilities, including those related to the Kalamazoo River Superfund Site, increased the balance of goodwill related to Lyondell’s acquisition of Millennium on November 30, 2004. Any increase in the estimates of Millennium’s liabilities for environmental remediation as of November 30, 2004 that would result from information obtained subsequent to the fourth quarter of 2005 would not result in adjustment of the accounting for Lyondell’s acquisition of Millennium and, therefore, would be included in Lyondell’s results of operations (see Notes 5 and 12).

Lyondell currently estimates that environmentally related capital expenditures at its facilities, including Equistar and Millennium facilities, will be approximately $85 million for 2006 and $43 million for 2007, including estimated expenditures related to air emission reductions and wastewater management. Capital spending to

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20. Commitments and Contingencies—(Continued)

comply with environmental regulations at LCR’s facilities (on a 100% basis) is estimated to be approximately $127 million in 2006 and $38 million in 2007.

MTBE—In the U.S., the Clean Air Act Amendments of 1990 set minimum levels for oxygenates, such as MTBE, used in gasoline sold as reformulated fuel in areas not meeting specified air quality standards. However, the presence of MTBE in some water supplies in California and other states due to gasoline leaking from underground storage tanks and in surface water from recreational water craft led to public concern about the use of MTBE and resulted in the U.S. federal Energy Policy Act of 2005 and U.S. state governmental initiatives to reduce the use of MTBE.

The federal Energy Policy Act of 2005, which was enacted in the U.S. in August 2005, does not phase-down or ban the use of MTBE. However, the Act eliminates the oxygen standard for reformulated fuels, effective May 6, 2006, and also contains a renewable fuel standard that mandates the use of ethanol in gasoline. As a result of the elimination of the oxygen standard for reformulated fuels, companies may choose to no longer use MTBE or any other oxygenate. Various U.S. states have banned or are considering banning the use of MTBE. For example, California, Connecticut and New York banned MTBE, effective January 2004, and New Jersey banned MTBE, effective January 2009. In addition, beginning in 2003, several major oil companies substantially reduced or discontinued the use of MTBE in gasoline produced for California markets and several refiners have indicated their intent to completely discontinue the use of MTBE in the U.S. In addition to decisions by certain refiners and blenders to discontinue use of MTBE, some common carrier pipelines have announced that they will not carry reformulated gasoline containing MTBE beginning as early as March 2006. It is not clear whether these actions by pipelines are consistent with regulatory requirements and Lyondell is contesting these actions by pipelines.

The combination of these actions is expected to negatively affect U.S. MTBE demand and, therefore, negatively impact Lyondell’s revenues. Lyondell’s North American MTBE business accounted for approximately $1.4 billion of Lyondell’s revenues in 2005. However, at this time, Lyondell cannot predict the full impact that the U.S. federal legislation, state governmental initiatives and bans, and these commercial actions will have on MTBE margins or volumes longer term. Lyondell intends to continue marketing MTBE in the U.S., as well as outside of the U.S. However, should it become necessary or desirable to significantly reduce MTBE production as a result of state bans or commercial decisions by refiners, blenders and pipelines to discontinue use or transportation of MTBE, Lyondell has or will have the flexibility to produce alternative gasoline blending components, such as iso-octane, iso-octene (also known as “di-isobutylene”) or ethyl tertiary butyl ether (“ETBE”). Lyondell is installing equipment at its Channelview, Texas facility that will provide Lyondell with the flexibility to produce either di-isobutylene or MTBE at that facility, and this flexibility will be in place in 2006. The current estimated cost of converting this facility to di-isobutylene production is less than $20 million. In addition, Lyondell’s U.S.-based and European-based MTBE plants can produce ETBE and Lyondell has produced and sold ETBE in Europe to address Europe’s growing demand for biofuels. Conversion and product decisions will be influenced by further regulatory and market developments. The profit contribution related to the non-ether alternative gasoline blending components is likely to be lower than that historically realized on MTBE. In addition, there likely will be higher distribution costs associated with exporting MTBE outside of the U.S., and the increased supply of MTBE may reduce profitability of MTBE in these export markets.

In addition, these actions by pipelines are expected to cause LCR to reduce its production and sales of finished gasoline products, which could negatively impact LCR’s revenues. Although LCR will offset a portion of these reductions by producing and selling the component products, LCR faces constraints in doing so in the near term and the revenues from sales of component products may not always completely offset the lost revenues related to the decreased sales of finished gasoline products.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20. Commitments and Contingencies—(Continued)

Litigation—On April 8, 2005, Lyondell filed a lawsuit in Pennsylvania against BASF Corporation (“BASF”) seeking declaratory judgment to resolve a commercial dispute regarding the interpretation of various provisions of a propylene oxide sales contract. On April 12, 2005, BASF filed a lawsuit in New Jersey against Lyondell asserting various claims relating to alleged breaches of the same propylene oxide sales contract and seeking damages in excess of $100 million. In September 2005, BASF’s motion to dismiss Lyondell’s declaratory judgment action in Pennsylvania was granted, and Lyondell has decided not to appeal that ruling. The lawsuit that BASF filed in New Jersey is proceeding. The parties have been ordered to mediation by the court. Management believes that it has valid defenses to all claims and is vigorously defending them. Management does not expect the resolution of the claims to result in any material adverse effect on financial position, liquidity or results of operations of Lyondell.

Together with alleged past manufacturers of lead-based paint and lead pigments for use in paint, Millennium has been named as a defendant in various legal proceedings alleging personal injury, property damage, and remediation costs allegedly associated with the use of these products. The majority of these legal proceedings assert unspecified monetary damages in excess of the statutory minimum and, in certain cases, equitable relief such as abatement of lead-based paint in buildings. Legal proceedings relating to lead pigment or paint are in various trial stages and post-dismissal settings, some of which are on appeal.

One legal proceeding relating to lead pigment or paint was tried in 2002. On October 29, 2002, the judge in that case declared a mistrial after the jury declared itself deadlocked. The sole issue before the jury was whether lead pigment in paint in and on Rhode Island buildings constituted a “public nuisance.” The re-trial of this case began on November 1, 2005. On February 22, 2006, a jury returned a verdict in favor of the State of Rhode Island finding that the cumulative presence of lead pigments in paints and coatings on buildings in the state constitutes a public nuisance; that a Millennium subsidiary and other defendants either caused or substantially contributed to the creation of the public nuisance; and that those defendants, including the Millennium subsidiary, should be ordered to abate the public nuisance. On February 28, 2006, the judge held that the state could not proceed with its claim for punitive damages. As a result, the jury was discharged. There will be further proceedings by the judge to determine the scope of any abatement. Millennium is considering its options, including all appropriate appeals.

Millennium’s defense costs to date for lead-based paint and lead pigment litigation largely have been covered by insurance. Millennium has insurance policies that potentially provide approximately $1 billion in indemnity coverage for lead-based paint and lead pigment litigation. Millennium’s ability to collect under the indemnity coverage would depend upon, among other things, the resolution of certain potential coverage defenses that the insurers have asserted or are likely to assert and the solvency of the various insurance carriers that are part of the coverage block at the time of such a request.

While Lyondell believes that Millennium has valid defenses to all the lead-based paint and lead pigment proceedings and is vigorously defending them, litigation is inherently subject to many uncertainties. Any liability that Millennium may ultimately incur, net of any insurance or other recoveries, cannot be estimated at this time.

Indemnification—Lyondell and its joint ventures are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation of joint ventures. For example, Lyondell entered into indemnification arrangements in connection with the transfer of assets and liabilities from Atlantic Richfield Company to Lyondell prior to Lyondell’s initial public offering, in connection with Lyondell’s acquisition of the outstanding shares of ARCO Chemical Company and in connection with the formation of LCR; Equistar and its owner companies (including Lyondell and Millennium) entered into

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20. Commitments and Contingencies—(Continued)

indemnification arrangements in connection with the formation of Equistar; and Millennium entered into indemnification arrangements in connection with its demerger from Hanson plc. Pursuant to these arrangements, Lyondell and its joint ventures provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions. These indemnification arrangements typically include provisions pertaining to third party claims relating to environmental and tax matters and various types of litigation. As of December 31, 2005, Lyondell has not accrued any significant amounts for such indemnification obligations, other than amounts under tax sharing agreements that have been reflected in the provision for income taxes, and is not aware of other circumstances that would be likely to lead to significant future indemnification claims against Lyondell. Lyondell cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.

Other—Lyondell and its joint ventures are, from time to time, defendants in lawsuits and other commercial disputes, some of which are not covered by insurance. Many of these suits make no specific claim for relief. Although final determination of any liability and resulting financial impact with respect to any such matters cannot be ascertained with any degree of certainty, management does not believe that any ultimate uninsured liability resulting from these matters in which it, its subsidiaries or its joint ventures currently are involved (directly or indirectly) will individually, or in the aggregate, have a material adverse effect on the financial position, liquidity or results of operations of Lyondell.

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

21. Stockholders’ Equity

Preferred Stock—Lyondell has authorized 80 million shares of $.01 par value preferred stock. As of December 31, 2005, none was outstanding.

Common Stock—Pursuant to the acquisition of Millennium after the close of business on November 30, 2004, Lyondell issued 63.1 million shares of common stock to the former Millennium shareholders. Millennium shareholders received 0.95 shares of Lyondell common stock for each share of Millennium common stock. See Note 5 for a discussion of the determination of the fair value of the 63.1 million shares of Lyondell common stock issued.

In October 2003, Lyondell issued 13.8 million shares of common stock, including 2.7 million shares purchased by Occidental Chemical Holding Corporation, a subsidiary of Occidental (“OCHC”), receiving net proceeds of approximately $171 million.

Series B Common Stock, Warrants and Right—On August 22, 2002, Lyondell completed certain transactions with OCHC. As a result of these transactions, OCHC held an equity interest in Lyondell, including:

•	34 million shares of Lyondell Series B common stock. The Series B common stock paid a dividend at the same rate as the common stock but, at Lyondell’s option, the dividend was paid in additional shares of Series B common stock through December 31, 2004;

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21. Stockholders’ Equity—(Continued)

•	five-year warrants to acquire five million shares of Lyondell common stock at $25 per share; and

•	a now-expired right to receive contingent payments equivalent in value to 7.38% of Equistar’s 2002 and 2003 distributions.

In December 2004, Lyondell elected to convert the 38.6 million shares of outstanding Series B common stock to Lyondell common stock. The conversion did not change the total number of outstanding shares. Dividends on the newly converted shares were paid in cash, beginning in 2005, and no shares of Series B common stock remain outstanding.

As a result of these transactions, OCHC owns a 12% equity interest in Lyondell. In connection with the August 2002 transactions with OCHC, Lyondell agreed to provide registration rights to OCHC and its permitted transferees with respect to shares of Lyondell’s common stock issued to OCHC (1) as a dividend, (2) upon conversion of the Series B common stock (which conversion occurred on December 31, 2004) or (3) upon exercise of the warrants referenced above. The warrants do not have registration rights.

The warrants, which remain outstanding at December 31, 2005, were valued at $1.60 per share, based upon a value estimated using the Black-Scholes option pricing model.

Accumulated Other Comprehensive Income (Loss)—The components of accumulated other comprehensive income (loss) were as follows at December 31:

Millions of dollars	2005	2004
Foreign currency translation	$(1)	$190
Minimum pension liability	(135)	(135)
Other	—	1

Total accumulated other comprehensive income (loss)	$(136)	$56

Rights to Purchase Common Stock—On December 8, 1995, the Board of Directors of Lyondell declared a dividend of one right (“Right”) for each outstanding share of Lyondell’s common stock to stockholders of record on December 20, 1995 pursuant to a Rights Agreement, as amended. The Rights become exercisable upon the earlier of: (i) ten days following a public announcement by another entity that it has acquired beneficial ownership of 15% or more of the outstanding shares of common stock; or (ii) ten business days following the commencement of a tender offer or exchange offer to acquire beneficial ownership of 15% or more of the outstanding shares of common stock, except under certain circumstances. Each right entitles the holder to purchase from the Company one share of common stock at a specified purchase price. The Rights expire at the close of business on December 8, 2015.

In connection with the sale of securities to OCHC described above under “Series B Common Stock, Warrants and Right”, and in connection with Lyondell’s October 2003 common stock offering, Lyondell’s Board of Directors adopted resolutions exempting Occidental from certain definitions used in the agreement pertaining to these Rights. These resolutions authorize Occidental to acquire, without triggering the exercisability of the Rights, beneficial ownership of any securities contemplated by the transaction documents related to the sale of securities described above under “Series B Common Stock, Warrants and Right” and a specified amount of common stock in the October 2003 common stock offering, as long as their aggregate direct and indirect beneficial ownership does not exceed 40% of Lyondell’s issued and outstanding common stock.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21. Stockholders’ Equity—(Continued)

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

The Incentive Plan revised the number of shares of Lyondell common stock available for issuance pursuant to awards granted under the Incentive Plan from 14 million shares to 26 million shares. As of December 31, 2005, 12,795,910 shares remain available for grant. The Incentive Plan also revised the number of shares of Lyondell common stock that may be issued pursuant to restricted stock awards or performance units, the number of shares that may be subject to awards of options or stock appreciation rights, and the value of annual cash awards and performance units that may be received. As of December 31, 2005, no more than 6,096,787 shares of common stock can be issued or delivered pursuant to future awards of restricted stock, performance shares, phantom stock or performance units (to the extent settled in shares of common stock), and no more than 1,000,000 shares of common stock are available for incentive stock options. No awards may be granted pursuant to the Incentive Plan after April 8, 2014. During 2005, 2004 and 2003, Lyondell granted stock option awards and restricted stock for 529,873 shares, 703,727 shares and 2,562,803 shares, respectively, under this plan.

Restricted Stock Plan—Under the 1995 Restricted Stock Plan, one million shares of common stock are authorized for grants and awards to officers and other key management employees. Lyondell grants fixed awards of common stock that are forfeitable and subject to restrictions on transfer. Vesting is contingent on the participant’s continuing employment with Lyondell for the period specified in the award. During 2003, Lyondell granted and issued restricted stock of 185,108 shares to officers and employees, using treasury stock for this purpose. The shares vest on various dates through July 2008, depending upon the terms of the individual grants. Recipients are entitled to receive dividends on the restricted shares.

Stock Options—The following table summarizes activity, in thousands of shares and the weighted average exercise price per share, relating to stock options. As of December 31, 2005, options covering 8,335,895 shares were outstanding at prices ranging from $11.25 to $36.71 per share.

	2005		2004		2003
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	11,186	$14.93	11,336	$14.60	9,624	$15.04
Granted	454	28.56	494	17.55	2,562	12.86
Conversion of Millennium options to Lyondell options	—	—	1,278	16.01	—	—
Exercised	(3,279)	14.91	(1,873)	14.48	(533)	13.11
Cancelled	(25)	19.52	(49)	14.50	(317)	16.23

Outstanding at end of year	8,336	15.66	11,186	14.93	11,336	14.60

Exercisable at end of year	7,882	14.92	11,186	14.93	8,615	14.81

Stock options vest over a three-year period, with one-third of the shares becoming exercisable on each of the first, second and third anniversaries of the grant date, and generally expire 10 years from the grant date. However, all outstanding options of Lyondell, including Millennium options converted to Lyondell options upon Lyondell’s acquisition of Millennium, became immediately exercisable upon the closing, on November 30, 2004, of Lyondell’s acquisition of Millennium.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21. Stockholders’ Equity—(Continued)

The following table summarizes share data in thousands of shares and the weighted average exercise prices for options outstanding and options exercisable at December 31, 2005, and the weighted average remaining life of options outstanding:

	Options Outstanding			Options Exercisable
Range of Exercise Prices per Share	Shares	Exercise Price	Remaining Life	Shares	Exercise Price
$11.25 to $16.88	6,423	$14.09	6	6,423	$14.09
$16.89 to $25.34	1,419	18.16	5	1,419	18.16
$25.35 to $36.71	494	28.93	9	40	33.14

	8,336			7,882

Convertible Debentures—As a result of Lyondell’s acquisition of Millennium, the holders of Millennium’s 4% Convertible Senior Debentures may convert their debentures into shares of Lyondell’s common stock (or, at Lyondell’s discretion, equivalent cash or a combination thereof) at a conversion price as of December 31, 2005, subject to adjustment upon certain events, of $13.89 per share, which is equivalent to a conversion rate of 72.0183 Lyondell shares per one thousand dollar principal amount of the debentures. As of December 31, 2005, none of the outstanding $150 million principal amount of 4% Convertible Senior Debentures had been converted into shares of Lyondell common stock. Additional paid-in capital includes $143 million representing conversion value of these debentures.

22. Per Share Data

Basic earnings (loss) per share for the periods presented is computed based upon the weighted average number of shares of common stock and Series B common stock outstanding during the periods. Diluted earnings (loss) per share also include the effect of outstanding stock options and warrants and restricted stock. Additionally, diluted earnings per share for 2005 and 2004 include the effect of the assumed conversion of Millennium’s 4% Convertible Debentures into Lyondell common stock for the period following the acquisition of Millennium. Outstanding stock options, warrants and restricted stock had no effect on the calculation of diluted loss per share for 2003.

Earnings (loss) per share data and dividends declared per share of common stock were as follows for the year ended December 31:

In millions	2005	2004	2003
Net income (loss)	$531	$54	$(302)
After-tax interest expense on 4% Convertible Debentures	—	—	—

Net income (loss) assuming conversion of 4% Convertible Debentures	$531	$54	$(302)

In millions of shares
Basic weighted average shares	245.9	183.2	164.3
Effect of dilutive securities:
4% Convertible Debentures	10.6	0.9	—
Stock options, warrants and restricted stock	3.4	1.9	—

Dilutive potential shares	259.9	186.0	164.3

Earnings (loss) per share
Basic	$2.16	$0.29	$(1.84)
Diluted	$2.04	$0.29	$(1.84)
Antidilutive stock options and warrants in millions	0.5	—	16.3
Dividends declared per share of common stock	$0.90	$0.90	$0.90

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22. Per Share Data—(Continued)

For purposes of the diluted earnings per share calculation, the effect of after-tax interest expense for 2005 and December 2004 assuming conversion of Millennium’s 4% Convertible Debentures, was less than $1 million.

See Note 21 for discussion of common stock issued during 2004 and 2003.

23. Supplemental Cash Flow Information

Supplemental cash flow information is summarized as follows for the years ended December 31:

Millions of dollars	2005	2004	2003
Interest paid, net of interest capitalized	$676	$443	$391

Net income taxes (paid) received	$43	$(3)	$34

Interest and income tax cash activity includes Millennium and Equistar prospectively from December 1, 2004.

See Note 5 for the cash and noncash effects of Lyondell’s acquisition of Millennium and the resulting step acquisition of Equistar.

24. Segment and Related Information

Lyondell sells its products on a global basis primarily to other industrial concerns in the petrochemicals, coatings and refining industries and operates in four reportable segments, as previously described in Note 1:

•	Ethylene, co-products and derivatives (“EC&D”), primarily manufacturing and marketing of ethylene; its co-products, including propylene, butadiene and aromatics; and derivatives, including ethylene oxide, ethylene glycol, polyethylene and VAM;

•	Propylene oxide and related products (“PO&RP”), including manufacturing and marketing of PO; co-products SM and TBA with its derivatives, MTBE and ETBE; PO derivatives, including PG, PGE and BDO; and TDI;

•	Inorganic chemicals, primarily manufacturing and marketing of TiO2 and related products; and

•	Refining.

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

The inorganic chemicals segment resulted from the acquisition of Millennium on November 30, 2004. Operations of the inorganic chemicals segment are included in results prospectively from December 1, 2004.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

24. Segment and Related Information—(Continued)

With the acquisition of Millennium, Equistar also became a consolidated subsidiary. Results of Equistar operations, in the EC&D segment, prior to December 2004 reflect Lyondell’s previous equity investment in Equistar (see Note 8).

The refining segment consists of Lyondell’s equity investment in LCR (see Note 9).

The accounting policies of the segments are the same as those described in “Summary of Significant Accounting Policies” (see Note 2). Sales between segments are made at prices approximating prevailing market prices. No customer accounted for 10% or more of Lyondell’s consolidated sales during any year in the three-year period ended December 31, 2005. However, under the terms of LCR’s Products Agreement (see Note 9), CITGO purchases substantially all of the refined products of the refining segment.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

24. Segment and Related Information—(Continued)

Summarized financial information concerning reportable segments is shown in the following table.

Millions of dollars	EC&D	PO&RP	Inorganic Chemicals	Refining	Other	Total

2005
Sales and other operating revenues:
Customers	$10,890	$6,261	$1,360	$—	$95	$18,606
Intersegment	1,301	307	—	—	(1,608)	—

	12,191	6,568	1,360	—	(1,513)	18,606
Operating income (loss)	950	316	18	—	(16)	1,268
Income from equity investments	—	1	—	123	—	124
Goodwill	281	1,071	893	—	—	2,245
Total assets	6,312	5,149	2,239	282	998	14,980
Capital expenditures	155	36	53	—	5	249
Depreciation and amortization expense	388	235	98	—	8	729

2004
Sales and other operating revenues:
Customers	$883	$4,960	$97	$—	$6	$5,946
Intersegment	107	24	—	—	(131)	—

	990	4,984	97	—	(125)	5,946
Operating income (loss)	113	48	7	—	(82)	86
Income from equity investments	141	7	—	303	—	451
Goodwill	270	1,080	825	—	—	2,175
Total assets	6,325	5,824	2,216	229	1,367	15,961
Capital expenditures	16	49	5	—	—	70
Depreciation and amortization expense	27	249	7	—	6	289

2003
Sales and other operating revenues:
Customers	$—	$3,781	$—	$—	$—	$3,781
Intersegment	—	—	—	—	—	—

	—	3,781	—	—	—	3,781
Operating loss	—	(17)	—	—	—	(17)
Income (loss) from equity investments	(228)	(19)	—	144	—	(103)
Goodwill	—	1,080	—	—	—	1,080
Total assets	965	5,632	—	264	772	7,633
Capital expenditures	—	264	—	—	—	264
Depreciation and amortization expense	—	250	—	—	—	250

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

24. Segment and Related Information—(Continued)

The operating income of the PO&RP segment for 2005 includes charges of $195 million to reduce the carrying value of the Lake Charles, Louisiana, TDI plant and $24 million for facility decommissioning and demolition activities, employee termination benefits and the termination of contracts (see Note 3).

Operating income (loss) in the “Other” column above includes operating costs not allocated to the segments, including businesses that are not reportable segments in 2005 and 2004 and $64 million of purchased IPR&D charges in 2004.

The following table presents the details of “Total assets” as presented above in the “Other” column as of December 31, for the years indicated:

Millions of dollars	2005	2004	2003
Cash and cash equivalents	$593	$804	$438
Company-owned life insurance	145	145	148
Deferred tax assets	197	276	43
Non-reportable segment assets	86	95	—
Other assets, net	232	295	143
Eliminations	(255)	(248)	—

Total assets	$998	$1,367	$772

The following geographic data for revenues are based upon the delivery location of the product and for long-lived assets, the location of the assets.

	Revenues
Millions of dollars	2005	2004	2003
United States	$13,713	$3,307	$1,947
Non-U.S.	4,893	2,639	1,834

Total	$18,606	$5,946	$3,781

	Long-Lived Assets
Millions of dollars	2005	2004	2003
United States	$5,529	$5,949	$1,808
Non-U.S.:
The Netherlands	751	898	878
France	487	597	517
Other non-U.S.	539	609	303

Total non-U.S.	1,777	2,104	1,698

Total	$7,306	$8,053	$3,506

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

25. Unaudited Quarterly Results

	For the quarter ended
Millions of dollars, except per share data	March 31	June 30	September 30	December 31
2005
Sales and other operating revenues	$4,440	$4,376	$4,790	$5,000
Operating income (a)	501	339	65	363
Income (loss) from equity investments	68	18	55	(17)
Net income (a)	254	126	10	141
Earnings per share:
Basic (a)(b)	1.04	0.51	0.04	0.57
Diluted (a)(b)	0.98	0.48	0.04	0.54

2004
Sales and other operating revenues	$1,099	$1,156	$1,302	$2,389
Operating income (c)	19	17	44	6
Income from equity investments	63	97	144	147
Net income (loss) (c)	(15)	3	50	16
Basic and diluted earnings (loss) per share (b)(c)	(0.08)	0.02	0.28	0.08

(a)	The third quarter 2005 included a $195 million pre-tax charge, $127 million after tax, or $0.49 per share, to reduce the carrying value of the Lake Charles, Louisiana, TDI facility.
(b)	Earnings per common share calculations for each of the quarters are based upon the weighted average number of shares outstanding for each period (basic earnings per share). The sum of the quarters may not necessarily be equal to the full year earnings per share amount.
(c)	Operating income, net income and earnings per share for the fourth quarter 2004 included a $64 million after-tax charge, or $0.31 per share, for purchased in-process research and development as a result of Lyondell’s acquisition of Millennium on November 30, 2004 and the resulting consolidation of Equistar.

26. Supplemental Guarantor Information

Lyondell Chemical Nederland, Ltd. (“LCNL”) is a guarantor (“Guarantor”), of the following LCC debt (see Note 15):

•	Senior Secured Notes, Series A due 2007, 9.625%
•	Senior Secured Notes due 2008, 9.5%
•	Senior Secured Notes due 2012, 11.125%
•	Senior Secured Notes due 2013, 10.5%, and
•	Senior Subordinated Notes due 2009, 10.875%.

LCNL, a Delaware corporation, and a 100% owned subsidiary of Lyondell, owns a Dutch subsidiary that operates chemical production facilities near Rotterdam, The Netherlands. The guarantee is full and unconditional.

Equistar is the issuer of 6.5% Notes due 2006 and 7.55% Debentures due 2026, which are guaranteed by LCC. As a result of Lyondell’s November 30, 2004 acquisition of Millennium, Equistar became a wholly owned subsidiary of Lyondell and is a subsidiary issuer.

Lyondell’s wholly owned subsidiary, Millennium, is currently prohibited from making restricted payments, including paying certain dividends, pursuant to the provisions of restrictive covenants in Millennium’s credit facilities and indentures. Millennium’s net assets at December 31, 2005 totaled $1,670 million. During each of

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

26. Supplemental Guarantor Information—(Continued)

2005, 2004 and 2003, LCC’s cash dividends from its consolidated subsidiaries were less than $1 million. Aggregate maturities of LCC long-term debt during the next five years are $899 million in 2007, $430 million in 2008, $500 million in 2009, $100 million in 2010, and $829 million thereafter.

The following condensed consolidating financial information present supplemental information as of December 31, 2005 and 2004 and for the three years ended December 31, 2005. In this note, LCC refers to the parent company, Lyondell Chemical Company.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As of and for the year ended December 31, 2005

Millions of dollars	LCC	LCNL	Equistar	Non- Guarantors	Eliminations	Consolidated
BALANCE SHEET
Inventories	$232	$68	$657	$708	$(8)	$1,657
Accounts receivable—affiliates	1,623	57	155	2,001	(3,836)	—
Other current assets	406	193	1,037	1,008	—	2,644
Property, plant and equipment, net	574	751	3,063	2,142	—	6,530
Investments and long-term receivables	6,162	259	61	970	(6,376)	1,076
Long-term receivables—affiliates	607	—	—	1,776	(2,383)	—
Goodwill, net	713	—	—	1,532	—	2,245
Other assets, net	216	42	347	223	—	828

Total assets	$10,533	$1,370	$5,320	$10,360	$(12,603)	$14,980

Current maturities of long-term debt	$—	$—	$150	$169	$—	$319
Accounts payable—affiliates	1,849	54	61	1,872	(3,836)	—
Other current liabilities	555	178	949	568	—	2,250
Long-term debt	2,751	—	2,161	1,062	—	5,974
Long-term payables—affiliates	1,022	754	—	607	(2,383)	—
Other liabilities	551	39	415	781	—	1,786
Deferred income taxes	797	156	—	510	—	1,463
Minority interests	—	—	1	179	—	180
Stockholders’ equity	3,008	189	1,583	4,612	(6,384)	3,008

Total liabilities and stockholders’ equity	$10,533	$1,370	$5,320	$10,360	$(12,603)	$14,980

STATEMENT OF INCOME
Sales and other operating revenues	$3,980	$1,861	$11,686	$3,274	$(2,195)	$18,606
Cost of sales	3,667	1,605	10,487	3,183	(2,457)	16,485
Charges related to TDI plant	219	—	—	—	—	219
Selling, general and administrative expenses	148	25	198	172	—	543
Research and development expenses	34	—	33	23	1	91

Operating income (loss)	(88)	231	968	(104)	261	1,268
Interest income (expense), net	(354)	1	(218)	(32)	—	(603)
Other income (expense), net	(46)	11	(1)	(13)	10	(39)
Income (loss) from equity investments	913	1	—	1,206	(1,996)	124
Intercompany income (expense)	(79)	(185)	—	264	—	—
(Provision for) benefit from income taxes	185	(17)	(1)	(386)	—	(219)

Net income	$531	$42	$748	$935	$(1,725)	$531

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

For the year ended December 31, 2005

Millions of dollars	LCC	LCNL	Equistar	Non- Guarantors	Eliminations	Consolidated
STATEMENT OF CASH FLOWS
Net cash provided by (used in) operating activities	$568	$129	$1,047	$1,534	$(1,684)	$1,594
Expenditures for property, plant and equipment	(48)	(9)	(153)	(39)	—	(249)
Distributions from affiliates in excess of earnings	263	—	—	183	(263)	183
Contributions and advances to affiliates	(148)	(10)	—	—	10	(148)
Loans to affiliates	—	—	—	(358)	358	—
Other	—	—	3	—	—	3

Net cash provided by (used in) investing activities	67	(19)	(150)	(214)	105	(211)

Repayment of long-term debt	(1,137)	—	(1)	(374)	—	(1,512)
Issuance of long-term debt	—	—	—	100	—	100
Proceeds from notes payable to affiliates	358	—	—	—	(358)	—
Dividends paid	(222)	—	—	(328)	328	(222)
Proceeds from stock option exercises	48	—	—	—	—	48
Distributions to owners	—	(56)	(725)	(838)	1,619	—
Contributions from owners	—	10	—	—	(10)	—
Other	(1)	—	5	2	—	6

Net cash provided by (used in) financing activities	(954)	(46)	(721)	(1,438)	1,579	(1,580)

Effect of exchange rate changes on cash	—	4	—	(18)	—	(14)

Increase (decrease) in cash and cash equivalents	(319)	68	176	(136)	—	(211)
Cash and cash equivalents at beginning of period	382	(43)	39	426	—	804

Cash and cash equivalents at end of period	$63	$25	$215	$290	$—	$593

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As of and for the year ended December 31, 2004

Millions of dollars	LCC	LCNL	Equistar	Non- Guarantors	Eliminations	Consolidated
BALANCE SHEET
Inventories	$242	$73	$582	$748	$(26)	$1,619
Accounts receivable—affiliates	1,676	84	127	1,870	(3,757)	—
Other current assets	788	153	781	1,116	—	2,838
Property, plant and equipment, net	778	898	3,167	2,372	—	7,215
Investments and long-term receivables	6,312	298	63	1,041	(6,524)	1,190
Long-term receivables—affiliates	560	—	—	1,502	(2,062)	—
Goodwill, net	722	—	—	1,453	—	2,175
Other assets, net	278	46	354	246	—	924

Total assets	$11,356	$1,552	$5,074	$10,348	$(12,369)	$15,961

Current maturities of long-term debt	$300	$—	$1	$7	$—	$308
Accounts payable—affiliates	1,986	92	40	1,639	(3,757)	—
Other current liabilities	499	186	765	537	—	1,987
Long-term debt	3,551	—	2,312	1,549	—	7,412
Long-term payables—affiliates	778	725	—	559	(2,062)	—
Other liabilities	634	46	394	706	—	1,780
Deferred income taxes	792	163	—	522	—	1,477
Minority interests	—	—	1	180	—	181
Stockholders’ equity	2,816	340	1,561	4,649	(6,550)	2,816

Total liabilities and stockholders’ equity	$11,356	$1,552	$5,074	$10,348	$(12,369)	$15,961

STATEMENT OF INCOME
Sales and other operating revenues	$3,003	$1,535	$945	$1,272	$(809)	$5,946
Cost of sales	2,879	1,401	798	1,349	(959)	5,468
Selling, general and administrative expenses	178	24	32	57	(4)	287
Research and development expenses	35	—	5	1	—	41
Purchased in-process research and development	—	—	—	64	—	64

Operating income (loss)	(89)	110	110	(199)	154	86
Interest income (expense), net	(432)	1	(19)	1	—	(449)
Other income (expense), net	(21)	(5)	(1)	7	9	(11)
Income (loss) from equity investments	456	2	—	790	(797)	451
Intercompany income (expense)	(69)	(140)	—	209	—	—
(Provision for) benefit from income taxes	209	10	—	(242)	—	(23)

Net income (loss)	$54	$(22)	$90	$566	$(634)	$54

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

For the year ended December 31, 2004

Millions of dollars	LCC	LCNL	Equistar	Non- Guarantors	Eliminations	Consolidated
STATEMENT OF CASH FLOWS
Net cash provided by (used in) operating activities	$86	$(84)	$115	$1,123	$(886)	$354
Expenditures for property, plant and equipment	(35)	(8)	(16)	(11)	—	(70)
Distributions from affiliates in excess of earnings	102	—	—	82	(89)	95
Contributions and advances to affiliates	(113)	—	—	—	60	(53)
Cash received in acquisition of Millennium	—	—	—	367	—	367
Cash received in acquisition of Equistar	—	—	85	—	—	85
Loans to affiliates	—	—	—	(368)	368	—

Net cash provided by (used in) investing activities	(46)	(8)	69	70	339	424

Repayment of long-term debt	(315)	—	—	(4)	—	(319)
Issuance of long-term debt	—	—	—	4	—	4
Proceeds from notes payable to affiliates	368	—	—	—	(368)	—
Dividends paid	(127)	—	—	(227)	227	(127)
Distributions to owners	—	(13)	(145)	(590)	748	—
Contributions from owners	—	60	—	—	(60)	—
Proceeds from stock option exercises	25	—	—	—	—	25
Other	(1)	—	—	2	—	1

Net cash provided by (used in) financing activities	(50)	47	(145)	(815)	547	(416)

Effect of exchange rate changes on cash	—	(4)	—	8	—	4

Increase (decrease) in cash and cash equivalents	(10)	(49)	39	386	—	366
Cash and cash equivalents at beginning of period	392	6	—	40	—	438

Cash and cash equivalents at end of period	$382	$(43)	$39	$426	$—	$804

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

For the year ended December 31, 2003

Millions of dollars	LCC	LCNL	Non- Guarantors	Eliminations	Consolidated
STATEMENT OF INCOME
Sales and other operating revenues	$2,348	$1,062	$1,010	$(639)	$3,781
Cost of sales	2,467	1,012	874	(762)	3,591
Selling, general and administrative expenses	87	22	61	—	170
Research and development expenses	37	—	(1)	1	37

Operating income (loss)	(243)	28	76	122	(17)
Interest income (expense), net	(417)	19	6	—	(392)
Other income (expense), net	(4)	4	22	9	31
Income (loss) from equity investments	142	(19)	114	(340)	(103)
Intercompany income (expense)	(83)	(69)	152	—	—
(Provision for) benefit from income taxes	303	14	(138)	—	179

Net income (loss)	$(302)	$(23)	$232	$(209)	$(302)

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

For the year ended December 31, 2003

Millions of dollars	LCC	LCNL	Non- Guarantors	Eliminations	Consolidated
STATEMENT OF CASH FLOWS
Net cash provided by (used in) operating activities	$(236)	$174	$671	$(510)	$99
Expenditures for property, plant and equipment	(237)	(7)	(20)	—	(264)
Distributions from affiliates in excess of earnings	186	—	111	(186)	111
Contributions and advances to affiliates	(118)	(106)	—	87	(137)
Proceeds from sale of equity interest	—	—	28	—	28
Maturity of other short-term investments	44	—	—	—	44
Loans to affiliates	—	—	(229)	229	—

Net cash used in investing activities	(125)	(113)	(110)	130	(218)
Repayment of long-term debt	(103)	—	—	—	(103)
Issuance of long-term debt	315	—	—	—	315
Proceeds from notes payable to affiliates	229	—	—	(229)	—
Dividends paid	(116)	(47)	(265)	312	(116)
Distributions to owners	—	—	(297)	297	—
Issuance of common stock	171	—	—	—	171
Other	(1)	—	—	—	(1)

Net cash provided by (used in) financing activities	495	(47)	(562)	380	266

Effect of exchange rate changes on cash	—	(14)	19	—	5

Increase in cash and cash equivalents	134	—	18	—	152
Cash and cash equivalents at beginning of period	258	6	22	—	286

Cash and cash equivalents at end of period	$392	$6	$40	$—	$438

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

Equistar management assessed the effectiveness of Equistar’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on its assessment, Equistar’s management has concluded that Equistar’s internal control over financial reporting was effective as of December 31, 2005 based on those criteria.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has audited management’s assessment of the effectiveness of Equistar’s internal control over financial reporting as of December 31, 2005, as stated in their report that appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partnership Governance Committee and Partners

of Equistar Chemicals, LP

We have completed integrated audits of Equistar Chemicals, LP’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of partner’s capital and of cash flows present fairly, in all material respects, the financial position of Equistar Chemicals, LP (the “Partnership”) and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8, that the Partnership maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Partnership’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP

Houston, Texas

March 14, 2005

EQUISTAR CHEMICALS, LP

CONSOLIDATED STATEMENTS OF INCOME

	For the year ended December 31,
Millions of dollars	2005	2004	2003
Sales and other operating revenues
Trade	$8,725	$6,952	$4,908
Related parties	2,961	2,364	1,637

	11,686	9,316	6,545

Operating costs and expenses
Cost of sales	10,487	8,587	6,387
Selling, general and administrative expenses	198	205	191
Research and development expenses	33	34	38
(Gain) loss on asset dispositions	—	(4)	27

	10,718	8,822	6,643

Operating income (loss)	968	494	(98)

Interest expense	(227)	(227)	(215)
Interest income	9	7	8
Other income (expense), net	(2)	2	(34)

Net income (loss)	$748	$276	$(339)

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

CONSOLIDATED BALANCE SHEETS

	December 31,
Millions of dollars	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$215	$39
Accounts receivable:
Trade, net	685	615
Related parties	239	211
Inventories	657	582
Prepaid expenses and other current assets	53	43

Total current assets	1,849	1,490
Property, plant and equipment, net	3,063	3,167
Investments	58	60
Other assets, net	350	357

Total assets	$5,320	$5,074

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current maturities of long-term debt	$150	$1
Accounts payable:
Trade	623	447
Related parties	112	85
Accrued liabilities	275	273

Total current liabilities	1,160	806
Long-term debt	2,161	2,312
Other liabilities and deferred revenues	416	395
Commitments and contingencies
Partners’ capital:
Partners’ accounts	1,603	1,580
Accumulated other comprehensive loss	(20)	(19)

Total partners’ capital	1,583	1,561

Total liabilities and partners’ capital	$5,320	$5,074

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
Millions of dollars	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$748	$276	$(339)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	322	313	307
Deferred revenues	18	3	159
Deferred maintenance turnaround expenditures	(51)	(55)	(97)
Debt prepayment premiums and charges	—	—	30
Net (gains) losses on asset dispositions	—	(4)	27
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(96)	(216)	26
Inventories	(69)	(174)	4
Accounts payable	197	30	40
Other, net	(22)	42	7

Net cash provided by operating activities	1,047	215	164

Cash flows from investing activities:
Expenditures for property, plant and equipment	(153)	(101)	(106)
Proceeds from sales of assets	3	41	69

Net cash used in investing activities	(150)	(60)	(37)

Cash flows from financing activities:
Distributions to owners	(725)	(315)	—
Issuance of long-term debt	—	—	695
Repayment of long-term debt	(1)	—	(642)
Other	5	—	(8)

Net cash provided by (used in) financing activities	(721)	(315)	45

Increase (decrease) in cash and cash equivalents	176	(160)	172
Cash and cash equivalents at beginning of period	39	199	27

Cash and cash equivalents at end of period	$215	$39	$199

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

Millions of dollars	Lyondell	Millennium	Total	Accumulated Other Comprehensive Income (Loss)	Net Partners’ Capital	Comprehensive Income (Loss)
Balance at January 1, 2003	$908	$1,050	$1,958	$(37)	$1,921
Net loss	(239)	(100)	(339)	—	(339)	$(339)
Other comprehensive loss:
Minimum pension liability	—	—	—	16	16	16
Derivative instruments	—	—	—	3	3	3

Comprehensive loss						$(320)

Balance at December 31, 2003	$669	$950	$1,619	$(18)	$1,601
Net income	195	81	276	—	276	$276
Other comprehensive income—minimum pension liability	—	—	—	(1)	(1)	(1)
Distributions to partners	(222)	(93)	(315)	—	(315)

Comprehensive income						$275

Balance at December 31, 2004	$642	$938	$1,580	$(19)	$1,561
Net income	527	221	748	—	748	$748
Other comprehensive income:
Minimum pension liability—	—	—	—	1	1	1
Derivative instruments	—	—	—	(2)	(2)	(2)
Distributions to partners	(511)	(214)	(725)	—	(725)

Comprehensive income						$747

Balance at December 31, 2005	$658	$945	$1,603	$(20)	$1,583

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1. Formation of the Partnership and Operations

Equistar Chemicals, LP, together with its consolidated subsidiaries (collectively, “Equistar” or “the Partnership”), a Delaware limited partnership which commenced operations on December 1, 1997, was formed by Lyondell Chemical Company and subsidiaries (“Lyondell”) and Millennium Chemicals Inc. and subsidiaries (“Millennium”). On May 15, 1998, Equistar was expanded with the contribution of certain assets from Occidental Petroleum Corporation and subsidiaries (“Occidental”). Prior to August 22, 2002, Equistar was owned 41% by Lyondell, 29.5% by Millennium and 29.5% by Occidental. On August 22, 2002, Lyondell purchased Occidental’s interest in Equistar and, as a result, Lyondell’s ownership interest in Equistar increased to 70.5%. Equistar became a wholly owned subsidiary of Lyondell as a result of Lyondell’s acquisition of Millennium on November 30, 2004. The consolidated financial statements of Equistar reflect its historical cost basis, and, accordingly, do not reflect any purchase accounting adjustments related to the acquisition by Lyondell of Millennium and Millennium’s interest in Equistar or of Occidental’s interest in Equistar.

Equistar manufactures and markets ethylene and its co-products, primarily propylene, butadiene, fuels and aromatics. Equistar also manufactures and markets ethylene derivatives, primarily ethylene oxide, ethylene glycol and polyethylene.

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

Property, Plant and Equipment—Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful asset lives, generally 25 years for major manufacturing equipment, 30 years for buildings, 5 to 15 years for light equipment and instrumentation, 15 years for office furniture and 3 to 5 years for information systems equipment. Upon retirement or sale, Equistar removes the cost of the asset and the related accumulated depreciation from the accounts and reflects any resulting gain or loss in the Consolidated Statements of Income. Equistar’s policy is to capitalize interest cost incurred on debt during the construction of major projects exceeding one year.

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

Investments—Equistar’s investments primarily consist of a 50% interest in a joint venture that owns an ethylene glycol facility in Beaumont, Texas (“PD Glycol”). The investment in PD Glycol is accounted for using the equity method.

Identifiable Intangible Assets—Costs to purchase and to develop software for internal use are deferred and amortized on a straight-line basis over periods of 3 to 10 years.

Costs of maintenance and repairs exceeding $5 million incurred as part of turnarounds of major units at Equistar’s manufacturing facilities are deferred and amortized using the straight-line method over the period until the next planned turnaround, predominantly 4 to 7 years. These costs are necessary to maintain, extend and improve the operating capacity and efficiency rates of the production units.

Other intangible assets are carried at cost or amortized cost and primarily consist of deferred debt issuance costs, patents and license costs, capacity reservation fees and other long-term processing rights and costs. These assets are amortized using the straight-line method over their estimated useful lives or over the term of the related agreement, if shorter.

Environmental Remediation Costs—Anticipated expenditures related to investigation and remediation of contaminated sites, which include current and former plant sites and other remediation sites, are accrued when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Only ongoing operations and monitoring costs, the timing of which can be determined with reasonable certainty, are discounted to present value. Future legal costs associated with such matters, which generally are not estimable, are not included in these liabilities.

Legal Costs—Equistar expenses legal costs, including those incurred in connection with loss contingencies, as incurred.

Income Taxes—The Partnership is not subject to federal income taxes as income is reportable directly by the individual partners; therefore, there is no provision for income taxes in the accompanying financial statements.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Reclassifications—Certain previously reported amounts have been reclassified to conform to classifications adopted in 2005.

Accounting and Reporting Changes—Effective October 1, 2005, Equistar implemented Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations, which clarifies the term conditional asset retirement obligation as used in Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Conditional Asset Retirement Obligations, as an obligation that is conditional only as to timing or amount. Equistar’s application of this interpretation had no material effect on its consolidated financial statements.

Effective July 1, 2005, Equistar implemented SFAS No. 153, Exchanges of Nonmonetary Assets, which amends Accounting Principles Board (“APB”) Opinion No. 29, Accounting for Nonmonetary Transactions, to replace the exception to fair value recognition for nonmonetary exchanges of similar productive assets with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Equistar’s application of SFAS No. 153 had no material effect on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. A primary focus of this Statement is accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as by the granting of stock options and phantom stock options. Equistar will be required to apply the provisions of SFAS No. 123 (revised 2004) in the first quarter 2006. Equistar does not expect the application of these provisions to have a material effect on its consolidated financial statements.

In September 2005, the Emerging Issues Task Force (“EITF”) of the FASB reached consensus on one issue of EITF Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty, that inventory purchase and sales transactions with the same counterparty that are entered into in contemplation of one another should be combined for purposes of applying APB Opinion No. 29, Accounting for Nonmonetary Transactions. Equistar currently records certain purchases and sales of chemical products entered into contemporaneously with the same counterparty as cost of sales and revenues. The EITF consensus could result in a reduction of Equistar’s reported revenues and cost of sales for affected transactions. The consensus on this issue would apply to transactions entered into beginning in the second quarter of 2006. Equistar is evaluating the effect of EITF 04 -13 on its consolidated financial statements.

3. Hurricane Effects

During 2005, two major hurricanes impacted the chemical and related industries in the coastal and off-shore regions of the Gulf of Mexico. Net income in 2005 reflected charges totaling $20 million representing Equistar’s exposure to industry losses expected to be underwritten by industry insurance consortia, primarily resulting from hurricane damages.

As a result of Hurricane Rita, Equistar also incurred various costs that are subject to insurance reimbursements. Such costs included those incurred in conjunction with suspending operations at substantially all

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Hurricane Effects—(Continued)

of its Gulf Coast plants, minor damage to facilities, and costs to restore operations. Net income in 2005 included $19 million of such costs incurred by Equistar, of which all but a $5 million deductible under the relevant insurance policies are subject to reimbursement through insurance. Equistar has not recognized, in 2005, any benefits of expected insurance reimbursements.

4. Related Party Transactions

Equistar is a wholly owned subsidiary of Lyondell. As of December 31, 2005, Occidental owns approximately 12% of Lyondell, and has two representatives on the Lyondell Board of Directors. Lyondell owns 58.75% of LYONDELL-CITGO Refining, LP (“LCR”) and 100% of Millennium. All of the above companies are considered related parties of Equistar. In the discussion of related party transactions below, Lyondell refers to Lyondell Chemical Company and its wholly owned subsidiaries other than Millennium and Equistar and their respective subsidiaries.

Product Transactions with Lyondell—Lyondell purchases ethylene, propylene and benzene at market-related prices from Equistar under various agreements expiring in 2013 and 2014. With the exception of one pre-existing third-party product supply agreement expiring in 2015, Lyondell is required, under the agreements, to purchase 100% of its ethylene, propylene and benzene requirements for its Channelview and Bayport, Texas facilities from Equistar. Lyondell licenses methyl tertiary butyl ether (“MTBE”) technology to Equistar, and purchases a portion of the MTBE produced by Equistar at market-related prices.

Through December 31, 2004, Equistar acted as sales agent for the methanol products of Lyondell. Equistar also provided operating and other services for Lyondell including the lease to Lyondell by Equistar of the real property on which the methanol plant was located. Pursuant to the terms of the agreement, Lyondell paid Equistar a management fee and reimbursed certain expenses of Equistar at cost.

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

Also Equistar is required to purchase 100% of its vinyl acetate monomer raw material requirements at market-related prices from Millennium for the production of ethylene vinyl acetate products at its LaPorte, Texas; Clinton, Iowa and Morris, Illinois plants, and 100% of its glacial acetic acid requirements at market-related prices from Millennium for the production of glycol ether acetate at its Bayport, Texas plant. The initial terms of these agreements expired December 31, 2005 and continue year to year thereafter unless terminated by either party.

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

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Related Party Transactions—(Continued)

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

Shared Services and Shared-Site Agreements with Millennium—Equistar and Millennium provide operating services, utilities and raw materials to each other at common locations. Millennium and Equistar have various operating, manufacturing and technical service agreements under which, Millennium billed Equistar for certain operational services, including utilities, plant-related transportation and other services, and Equistar billed Millennium for utilities and fuel streams.

Lease Agreements with Occidental—Equistar subleases certain railcars from Occidental and leases its Lake Charles ethylene facility and the land related thereto from Occidental—see “Leased Facility” section of Note 15.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Related Party Transactions—(Continued)

Related party transactions are summarized as follows:

	For the year ended December 31,
Millions of dollars	2005	2004	2003

Equistar billed related parties for:
Sales of products and processing services:
Lyondell	$1,209	$931	$621
LCR	944	747	467
Occidental	755	634	503
Millennium	53	52	46

Shared services and shared site agreements:
Millennium	27	19	8
LCR	4	4	3
Lyondell	13	22	18
Natural gas purchased for Lyondell	—	81	98

Related parties billed Equistar for:
Purchases of products:
LCR	$394	$425	$227
Lyondell	307	54	5
Millennium	8	10	10
Occidental	20	3	1

Shared services, transition and lease agreements:
Lyondell	183	182	154
Millennium	1	2	15
Occidental	7	9	7
LCR	1	1	—

5. Accounts Receivable

Equistar sells its products primarily to other chemical manufacturers in the petrochemical industry. Equistar performs ongoing credit evaluations of its customers’ financial condition and, in certain circumstances, requires letters of credit from them. The Partnership’s allowance for doubtful accounts receivable, which is reflected in the accompanying Consolidated Balance Sheets as a reduction of accounts receivable, totaled $7 million and $8 million at December 31, 2005 and 2004, respectively. The Consolidated Statements of Income for 2004 and 2003 included provisions for doubtful accounts of less than $1 million and $9 million, respectively. There were no provisions for doubtful accounts receivable in 2005.

In November 2005, Equistar amended its $450 million accounts receivable sales facility increasing the availability to $600 million and extending the maturity to November 2010. Pursuant to this facility, Equistar sells, through a wholly owned bankruptcy-remote subsidiary, on an ongoing basis and without recourse, an interest in a pool of domestic accounts receivable to financial institutions participating in the facility. Equistar is responsible for servicing the receivables. The $600 million accounts receivable sales facility is subject to substantially the same minimum unused availability requirements and covenant requirements as the $400 million inventory-based revolving credit facility, which also is secured by a pledge of accounts receivable (see Note 11).

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Accounts Receivable—(Continued)

The amount of the interest in the pool of receivables permitted to be sold is determined by a formula. Accounts receivable in the Consolidated Balance Sheets are reduced by the sales of interests in the pool. Upon termination of the facility, cash collections related to accounts receivable then in the pool would first be applied to the outstanding interest sold. Increases and decreases in the amount sold are reflected in operating cash flows in the Consolidated Statements of Cash Flows, representing collections of sales revenue. Fees related to the sales are included in “Selling, general and administrative expenses” in the Consolidated Statements of Income. The outstanding amount of receivables sold under the facility was $200 million as of both December 31, 2005 and 2004.

In consideration of discounts offered to certain customers for early payment for product, some receivable amounts were collected in December 2005 and 2004, respectively, that otherwise would have been expected to be collected in January 2006 and 2005, respectively. This included collections of $84 million and $66 million in December 2005 and 2004, respectively, from Occidental.

6. Inventories

Inventories consisted of the following components at December 31:

Millions of dollars	2005	2004
Finished goods	$400	$355
Work-in-process	11	13
Raw materials	132	117
Materials and supplies	114	97

Total inventories	$657	$582

At December 31, 2005, approximately 86% of Equistar’s inventories, excluding materials and supplies, were valued using the LIFO method.

The excess of the current replacement cost over book value of those inventories that are carried at cost using the LIFO method was approximately $465 million and $305 million at December 31, 2005 and 2004, respectively.

In December 2003, Equistar entered into a $250 million, four-year, inventory-based revolving credit facility, which was amended November 2005, increasing the availability from $250 million to $400 million and extending the maturity to November 2010. This facility was undrawn at December 31, 2005 and 2004 (see Note 11).

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Property, Plant and Equipment and Other Assets

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows at December 31:

Millions of dollars	2005	2004
Land	$78	$77
Manufacturing facilities and equipment	6,184	6,079
Construction in progress	98	64

Total property, plant and equipment	6,360	6,220
Less accumulated depreciation	(3,297)	(3,053)

Property, plant and equipment, net	$3,063	$3,167

Maintenance and repair expenses were $261 million, $246 million and $253 million for the years ended December 31, 2005, 2004 and 2003, respectively. No interest was capitalized to property, plant and equipment during 2005, 2004 and 2003.

In 2004, Equistar sold certain railcars for $37 million and leased the railcars from the buyer under an operating lease agreement. The sale resulted in a book gain of $7 million that is being recognized over the 10 year term of the lease as a reduction in monthly lease rent expense. In addition, in January 2004, Equistar sold its alcohol-blending plant located in Anaheim, California for a gain of $4 million. The effects of these transactions were included in “Gain (loss) on asset dispositions” in the Consolidated Statements of Income.

The components of other assets, at cost, and the related accumulated amortization were as follows at December 31:

	2005			2004
Millions of dollars	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Identifiable intangible assets:
Turnaround costs	$337	$(142)	$195	$297	$(113)	$184
Software costs	97	(53)	44	87	(35)	52
Debt issuance costs	46	(22)	24	45	(16)	29
Catalyst costs	39	(25)	14	25	(17)	8
Other	72	(20)	52	73	(18)	55

Total intangible assets	$591	$(262)	329	$527	$(199)	328

Pension asset			15			17
Other			6			12

Total other assets, net			$350			$357

Amortization of these intangible assets for the next five years is expected to be $67 million in 2006, $58 million in 2007, $50 million in 2008, $36 million in 2009 and $24 million in 2010.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Property, Plant and Equipment and Other Assets—(Continued)

Depreciation and amortization expense is summarized as follows:

Millions of dollars	2005	2004	2003
Property, plant and equipment	$254	$248	$246
Turnaround costs	38	38	30
Software costs	18	16	16
Other	12	11	15

Total depreciation and amortization	$322	$313	$307

In addition to the depreciation and amortization shown above, amortization of debt issuance costs of $5 million, $6 million and $7 million in 2005, 2004 and 2003, respectively, is included in interest expense in the Consolidated Statements of Income.

8. Accounts Payable

Accounts payable at December 31, 2005 included liabilities in the amount of $6 million for checks issued in excess of associated bank balances but not yet presented for collection.

9. Accrued Liabilities

Accrued liabilities consisted of the following components at December 31:

Millions of dollars	2005	2004
Payroll and benefits	$75	$70
Taxes other than income taxes	68	72
Interest	64	64
Product sales rebates	36	38
Deferred revenues	28	24
Other	4	5

Total accrued liabilities	$275	$273

10. Deferred Revenues

Deferred revenues at December 31, 2005 and 2004 of $171 million and $170 million, respectively, represent advances from customers for partial prepayments for products to be delivered under long-term product supply contracts. In March 2003, Equistar received an advance of $159 million, representing a partial prepayment for product to be delivered under a long-term product supply arrangement, primarily at cost-based prices. Equistar is recognizing this deferred revenue over 15 years, as the associated product is delivered.

Trade sales and other operating revenues included $22 million, $17 million and $12 million in 2005, 2004 and 2003, respectively, of such previously deferred revenues.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Long-Term Debt

Long-term debt consisted of the following at December 31:

Millions of dollars	2005	2004
$400 million inventory-based revolving credit facility	$—	$—
Other debt obligations:
Senior Notes due 2008, 10.125%	700	700
Senior Notes due 2011, 10.625% ($8 million of premium)	708	710
Debentures due 2026, 7.55%	150	150
Notes due 2006, 6.5%	150	150
Notes due 2009, 8.75%	600	599
Other	3	4

Total long-term debt	2,311	2,313
Less current maturities	(150)	(1)

Total long-term debt, net	$2,161	$2,312

Aggregate maturities of long-term debt during the next five years are $150 million in 2006, $700 million in 2008, $600 million in 2009, $3 million in 2010 and $858 million thereafter.

Equistar may currently redeem its 10.125% Senior Notes due 2008, 10.625% Senior Notes due 2011 and 8.75% Notes due 2009 upon payment of the present value of future interest and principal amounts, using a specified discount rate. Alternatively, Equistar may redeem the 10.625% Senior Notes due 2011 beginning in 2007, at a price of 105.3% of the principal amount that declines over three years to 100% of the principal amount.

Lyondell remains a guarantor of $300 million of Equistar debt, consisting of the 6.5% Notes due 2006 and the 7.55% Debentures due 2026. The consolidated financial statements of Lyondell are filed as an exhibit to Equistar’s Annual Report on Form 10-K for the year ended December 31, 2005.

In December 2003, Equistar entered into a $250 million, four-year, inventory-based revolving credit facility, which replaced Equistar’s previous $354 million revolving credit facility. In November 2005, Equistar amended the $250 million inventory-based revolving credit facility, increasing the availability to $400 million, extending the maturity to November 2010 and reducing the interest rate from LIBOR plus 2.25% to LIBOR plus 1.5%. The total amount available at December 31, 2005 under both the $400 million inventory-based revolving credit facility and the $600 million accounts receivable sales facility (see Note 5) was $734 million, which gave effect to the borrowing base less a $50 million unused availability requirement and was net of the $200 million sold under the accounts receivable facility and $16 million of outstanding letters of credit under the revolving credit facility as of December 31, 2005. The borrowing base is determined using a formula applied to accounts receivable and inventory balances. The revolving credit facility requires that the unused available amounts under that facility and the $600 million accounts receivable sales facility equal or exceed $50 million, or $100 million if the Interest Coverage Ratio, as defined, at the end of any period of four consecutive fiscal quarters is less than 2:1. The revolving credit facility is secured by a lien on all inventory and certain personal property, including a pledge of accounts receivable. There was no borrowing under the revolving credit facility at December 31, 2005.

In November 2003, Equistar issued $250 million of 10.625% Senior Unsecured Notes due in 2011. The gross proceeds of $262 million, net of related fees, were used to prepay in full $173 million of the outstanding term loan under Equistar’s previous $354 million revolving credit facility and to repay borrowing under that revolving

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Long-Term Debt—(Continued)

credit facility. In September 2003, $29 million of Equistar’s Medium Term Notes matured and were repaid using funds borrowed under Equistar’s revolving credit facility. In April 2003, Equistar issued $450 million of 10.625% Senior Unsecured Notes due in 2011. The proceeds, net of related fees, were used to prepay $300 million of 8.5% Notes due in the first quarter 2004, $122 million of term loans under Equistar’s previous $354 million revolving credit facility and prepayment premiums of $17 million.

In March 2003, Equistar obtained amendments to its previous $354 million revolving credit facility that provided additional financial flexibility by generally making certain financial ratio requirements less restrictive.

The $400 million revolving credit facility and the indentures contain covenants that, subject to certain exceptions, restrict, among other things, lien incurrence, debt incurrence, sales of assets, investments, capital expenditures, certain other payments, affiliate transactions, restrictive agreements and mergers. The credit facility does not require the maintenance of specified financial ratios as long as certain conditions are met. In addition, some of Equistar’s indentures require additional interest payments to the note holders if Equistar makes distributions when its Fixed Charge Coverage Ratio, as defined, is less than 1.75 to 1.

12. Lease Commitments

Equistar leases various facilities and equipment under noncancelable operating lease arrangements for varying periods. Operating leases include leases of railcars used in the distribution of products in Equistar’s business. As of December 31, 2005, future minimum lease payments for the next five years and thereafter, relating to all noncancelable operating leases with lease terms in excess of one year were as follows:

Millions of dollars
2006	$87
2007	76
2008	65
2009	63
2010	57
Thereafter	361

Total minimum lease payments	$709

Net rental expense for 2005, 2004 and 2003 was $103 million, $94 million and $106 million, respectively.

13. Financial Instruments and Derivatives

The fair value of all nonderivative financial instruments included in current assets and current liabilities, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximated their carrying value due to their short maturity. Based on the borrowing rates currently available to Equistar for debt with terms and average maturities similar to Equistar’s debt portfolio, the fair value of Equistar’s long-term debt, including amounts due within one year, was approximately $2,456 million and $2,597 million at December 31, 2005 and 2004, respectively.

14. Pension and Other Postretirement Benefits

All full-time regular employees are covered by defined benefit pension plans sponsored by Equistar. Retirement benefits are generally based upon years of service and the employee’s highest compensation for any consecutive

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Pension and Other Postretirement Benefits—(Continued)

36-month period during the last 120 months of service or other compensation measures as defined under the respective plan provisions. Equistar funds the plans through contributions to pension trust funds, generally subject to minimum funding requirements as provided by applicable law. Equistar also has unfunded supplemental nonqualified retirement plans, which provide pension benefits for certain employees in excess of the U.S. tax-qualified plans’ limits. In addition, Equistar sponsors unfunded postretirement benefit plans other than pensions, which provide medical and life insurance benefits. The postretirement medical plans are contributory, while the life insurance plans are generally non contributory. The life insurance benefits are provided to employees who retired before July 1, 2002.

The following table provides a reconciliation of benefit obligations, plan assets and the funded status of these plans:

	Pension Benefits		Other Postretirement Benefits
Millions of dollars	2005	2004	2005	2004
Change in benefit obligation:
Benefit obligation, January 1	$223	$190	$117	$119
Service cost	21	18	3	3
Interest cost	13	12	6	7
Actuarial (gain) loss	9	14	(1)	(8)
Plan amendments	—	—	(10)	—
Benefits paid	(10)	(11)	(5)	(4)

Benefit obligation, December 31	256	223	110	117

Change in plan assets:
Fair value of plan assets, January 1	152	132
Actual return on plan assets	10	15
Partnership contributions	17	16
Benefits paid	(10)	(11)

Fair value of plan assets, December 31	169	152

Funded status	(87)	(71)	(110)	(117)
Unrecognized actuarial and investment loss	66	61	3	4
Unrecognized prior service cost (benefit)	(2)	(2)	(3)	10

Net amount recognized	$(23)	$(12)	$(110)	$(103)

Amounts recognized in the Consolidated Balance Sheet consist of:
Prepaid benefit cost	$15	$17	$—	$—
Accrued benefit liability	(58)	(50)	(110)	(103)
Accumulated other comprehensive income	20	21	—	—

Net amount recognized	$(23)	$(12)	$(110)	$(103)

Additional Information:
Accumulated benefit obligation for defined benefit plans, December 31	$209	$184
Increase (decrease) in minimum liability included in other comprehensive income	(1)	1

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Pension and Other Postretirement Benefits—(Continued)

The 2005 decrease in the benefit obligation and increase in unrecognized prior service benefit reflect the amendment of the Equistar postretirement medical plan, effective January 1, 2006, that reduced retiree medical benefits.

The accrued benefit liability for pension and other postretirement benefits is included in “Other liabilities” in the Consolidated Balance Sheets.

Pension plans with projected benefit obligations and accumulated benefit obligations in excess of the fair value of assets are summarized as follows at December 31:

Millions of dollars	2005	2004
Projected benefit obligation	$237	$203
Accumulated benefit obligations	190	164
Fair value of assets	146	129

Net periodic pension and other postretirement benefit costs included the following components:

	Pension Benefits			Other Postretirement Benefits
Millions of dollars	2005	2004	2003	2005	2004	2003
Service cost	$21	$18	$17	$3	$3	$3
Interest cost	13	12	10	6	7	7
Actual gain on plan assets	(10)	(15)	(23)	—	—	—
Less-unrecognized gain (loss)	(2)	5	15	—	—	—

Recognized gain on plan assets	(12)	(10)	(8)	—	—	—
Prior service cost amortization	—	—	—	2	2	2
Actuarial and investment loss amortization	6	5	7	—	—	—

Net periodic benefit cost	$28	$25	$26	$11	$12	$12

The assumptions used in determining the net benefit liability were as follows at December 31:

	Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004
Weighted-average assumptions as of December 31:
Discount rate	5.50%	5.75%	5.50%	5.75%
Rate of compensation increase	4.50%	4.50%

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Pension and Other Postretirement Benefits—(Continued)

The assumptions used in determining net benefit cost were as follows for the year ended December 31:

	Pension Benefits			Other Postretirement Benefits
	2005	2004	2003	2005	2004	2003
Weighted-average assumptions for the year:
Discount rate	5.75%	6.25%	6.50%	5.75%	6.25%	6.50%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	4.50%	4.50%	4.50%

The assumed annual rate of increase in the per capita cost of covered health care benefits as of December 31, 2005 was 10% for 2006 through 2007, decreasing 1% per year to 5% in 2011 and thereafter. The health care cost trend rate assumption does not have a significant effect on the amounts reported due to limits on Equistar’s maximum contribution level to the medical plan. To illustrate, increasing or decreasing the assumed health care cost trend rates by one percentage point in each year would change the accumulated other postretirement benefit liability as of December 31, 2005 by less than $1 million and would not have a material effect on the aggregate service and interest cost components of the net periodic other postretirement benefit cost for the year then ended.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was enacted in December 2003. The effect of the Act was not significant to Equistar’s consolidated financial statements and was recognized in the December 31, 2004 accumulated postretirement benefit obligation. The effect of the subsidy on the measurement of net periodic benefit cost for 2005 was not significant.

Management’s goal is to manage pension investments over the long term to achieve optimal returns with an acceptable level of risk and volatility. Targeted asset allocations of 55% U.S. equity securities, 15% non-U.S. equity securities, and 30% fixed income securities were adopted in 2003 for the plans based on recommendations by Equistar’s independent pension investment advisor. Investment policies prohibit investments in securities issued by Equistar or an affiliate, such as Lyondell or Millennium, or investment in speculative derivative instruments. The investments are marketable securities that provide sufficient liquidity to meet expected benefit obligation payments.

Equistar’s expected long-term rate of return on plan assets of 8% is based on the average level of earnings that its independent pension advisor has advised could be expected to be earned over time, using the expected returns based on an asset allocation of 55% U.S. equity securities, 15% non-U.S. equity securities and 30% fixed income securities recommended by the advisor, and adopted for the plans.

Equistar’s pension plan weighted-average asset allocations by asset category were as follows at December 31:

Asset Category:	2005 Policy	2005	2004
U.S. equity securities	55%	54%	57%
Non-U.S. equity securities	15%	16%	15%
Fixed income securities	30%	30%	28%

Total	100%	100%	100%

Equistar expects to contribute approximately $17 million to its pension plans in 2006.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Pension and Other Postretirement Benefits—(Continued)

As of December 31, 2005, future expected benefit payments, which reflect expected future service, as appropriate, were as follows:

Millions of dollars	Pension Benefits	Other Benefits
2006	$14	$7
2007	15	7
2008	16	8
2009	18	8
2010	18	8
2011 through 2015	109	44

Equistar also maintains voluntary defined contribution savings plans for eligible employees. Contributions to the plans by Equistar were $12 million in each of 2005, 2004 and 2003.

15. Commitments and Contingencies

Commitments—Equistar has various purchase commitments for materials, supplies and services incident to the ordinary conduct of business, generally for quantities required for its businesses and at prevailing market prices. Equistar is also a party to various obligations to purchase products and services, principally for utilities and industrial gases. These commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements. See also Note 4, describing related party transactions. At December 31, 2005, future minimum payments under those contracts with noncancelable contract terms in excess of one year and fixed minimum payments were as follows:

Millions of dollars
2006	$290
2007	282
2008	279
2009	277
2010	276
Thereafter through 2023	2,651

Total minimum contract payments	$4,055

Equistar’s total purchases under these agreements were $494 million, $378 million and $317 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Leased Facility—Equistar has an ethylene facility in Lake Charles, Louisiana, which has been idled since the first quarter of 2001, pending sustained improvement in market conditions. The facility and land, which are included in property, plant and equipment at a net book value of $137 million, are leased from Occidental. In May 2003, Equistar and Occidental entered into a new one-year lease, which had renewal provisions for two additional one-year periods at either party’s option. Equistar exercised the second one-year renewal option that expires in May 2006. If the Lake Charles lease terminates, Occidental will either (1) allow Equistar to acquire, operate or receive the benefit of operating the Lake Charles facility, (2) pay Equistar $75 million in cash or (3) transfer or pay to Equistar 5.4 million shares of Lyondell common stock or the sale proceeds from 5.4 million shares of Lyondell common stock or a combination of both if the value is greater than $75 million. The parties are investigating alternatives related to the facility and land.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Commitments and Contingencies—(Continued)

Environmental Remediation—Equistar’s accrued liability for future environmental remediation costs at three of its plant sites totaled $1 million as of December 31, 2005 and 2004. In the opinion of management, there is no material estimable range of reasonably possible loss in excess of the liability recorded for environmental remediation. However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in investigations by regulatory agencies, could require Equistar to reassess its potential exposure related to environmental matters.

Equistar currently estimates that environmentally related capital expenditures at its facilities will be approximately $71 million for 2006 and $27 million in 2007.

MTBE—In the U.S., the Clean Air Act Amendments of 1990 set minimum levels for oxygenates, such as MTBE, used in gasoline sold as reformulated fuel in areas not meeting specified air quality standards. However, the presence of MTBE in some water supplies in California and other states due to gasoline leaking from underground storage tanks and in surface water from recreational water craft led to public concern about the use of MTBE and resulted in the U.S. federal Energy Policy Act of 2005 and U.S. state governmental initiatives to reduce the use of MTBE.

The federal Energy Policy Act of 2005, which was enacted in the U.S. in August 2005, does not phase-down or ban the use of MTBE. However, the Act eliminates the oxygen standard for reformulated fuels, effective May 6, 2006, and also contains a renewable fuel standard that mandates the use of ethanol in gasoline. As a result of the elimination of the oxygen standard for reformulated fuels, companies may choose to no longer use MTBE or any other oxygenate. Various U.S. states have banned or are considering banning the use of MTBE. For example, California, Connecticut and New York banned MTBE, effective January 2004, and New Jersey banned MTBE, effective January 2009. In addition, beginning in 2003, several major oil companies substantially reduced or discontinued the use of MTBE in gasoline produced for California markets and several refiners have indicated their intent to completely discontinue the use of MTBE in the U.S. In addition to decisions by certain refiners and blenders to discontinue use of MTBE, some common carrier pipelines have announced that they will not carry reformulated gasoline containing MTBE beginning as early as March 2006. It is not clear whether these actions by pipelines are consistent with regulatory requirements and Lyondell, which owns Equistar, is contesting these actions by pipelines.

The combination of these actions is expected to negatively affect U.S. MTBE demand and, therefore, negatively impact Equistar’s revenues. Equistar’s North American MTBE business accounted for approximately $378 million of Equistar’s revenues in 2005. However, at this time, Equistar cannot predict the full impact that the U.S. federal legislation, state governmental initiatives and bans, and these commercial actions will have on MTBE margins or volumes longer term. Equistar intends to continue offering MTBE in the U.S., as well as outside of the U.S. However, should it become necessary or desirable to significantly reduce MTBE production as a result of state bans or commercial decisions by refiners, blenders and pipelines to discontinue use or transportation of MTBE, Equistar may make capital expenditures to add the flexibility to produce alternative gasoline blending components, such as iso-octane, iso-octene (also known as “di-isobutylene”) or ethyl tertiary butyl ether (“ETBE”), at its MTBE plant. Conversion and product decisions will be influenced by further regulatory and market developments. The profit contribution related to the non-ether alternative gasoline blending components is likely to be lower than that historically realized on MTBE. In addition, there likely will be higher distribution costs associated with exporting MTBE outside of the U.S., and the increased supply of MTBE may reduce profitability of MTBE in these export markets.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Commitments and Contingencies—(Continued)

Other—Equistar is, from time to time, a defendant in lawsuits and other commercial disputes, some of which are not covered by insurance. Many of these suits make no specific claim for relief. Although final determination of any liability and resulting financial impact with respect to any such matters cannot be ascertained with any degree of certainty, management does not believe that any ultimate uninsured liability resulting from these matters in which it currently is involved (directly or indirectly) will individually, or in the aggregate, have a material adverse effect on the financial position, liquidity or results of operations of Equistar.

General—In the opinion of management, the matters discussed in this note are not expected to have a material adverse effect on the financial position or liquidity of Equistar. However, the adverse resolution in any reporting period of one or more of these matters could have a material impact on Equistar’s results of operations for that period, which may be mitigated by contribution or indemnification obligations of others, or by any insurance coverage that may be available.

16. Supplemental Cash Flow Information

Supplemental cash flow information is summarized as follows for the periods presented:

	For the year ended December 31,
Millions of dollars	2005	2004	2003
Cash paid for interest	$221	$220	$208

17. Segment and Related Information

Equistar operates in one reportable segment, ethylene, co-products and derivatives (“EC&D”), which includes: the ethylene and co-products product group, including primarily manufacturing and marketing of ethylene, its co-products, including propylene, butadiene, fuels and aromatics; and the derivatives product group, including primarily manufacturing and marketing of ethylene oxide, ethylene glycol and polyethylene (see Note 1).

The accounting policies of the segment are the same as those described in “Summary of Significant Accounting Policies” (see Note 2). Transfers of product from the ethylene and co-products product group to the derivatives product group are made at prices approximating prevailing market prices. No trade customer accounted for 10% or more of Equistar’s consolidated sales during any year in the three-year period ended December 31, 2005; however, sales to Lyondell were approximately 10% in both 2005 and 2004.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Segment and Related Information—(Continued)

Although Equistar operates in one integrated reportable segment, Equistar has provided certain additional data, as shown below, for two product groups: the ethylene and co-products group, reflecting the products of the core ethylene manufacturing processes, and the derivatives products group.

Millions of dollars	Ethylene & co-products	Derivatives	Other	Eliminations	Consolidated

2005
Sales and other operating revenues:
Customers	$7,893	$3,793	$—	$—	$11,686
Inter-product group	2,451	—	—	(2,451)	—

	10,344	3,793	—	(2,451)	11,686
Operating income	891	77	—	—	968
Total assets	3,198	1,803	319	—	5,320
Capital expenditures	109	43	1	—	153
Depreciation and amortization expense	224	98	—	—	322

2004
Sales and other operating revenues:
Customers	$6,059	$3,257	$—	$—	$9,316
Inter-product group	2,077	—	—	(2,077)	—

	8,136	3,257	—	(2,077)	9,316
Operating income	476	18	—	—	494
Total assets	3,095	1,808	171	—	5,074
Capital expenditures	79	22	—	—	101
Depreciation and amortization expense	225	88	—	—	313

2003
Sales and other operating revenues:
Customers	$4,023	$2,522	$—	$—	$6,545
Inter-product group	1,514	—	—	(1,514)	—

	5,537	2,522	—	(1,514)	6,545
Operating income (loss)	56	(154)	—	—	(98)
Total assets	2,950	1,721	357	—	5,028
Capital expenditures	71	35	—	—	106
Depreciation and amortization expense	216	91	—	—	307

The following table presents the details of “Total assets” as presented above in the “Other” column as of December 31, for the years indicated:

Millions of dollars	2005	2004	2003
Cash and cash equivalents	$215	$39	$199
Accounts receivable—trade and related parties	2	11	2
Prepaid expenses and other current assets	12	7	17
Property, plant and equipment, net	6	9	13
Other assets, net	84	105	126

Total assets	$319	$171	$357

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partnership Governance Committee

of LYONDELL-CITGO Refining LP:

In our opinion, the accompanying balance sheets and the related statements of income, of partners’ capital and of cash flows present fairly, in all material respects, the financial position of LYONDELL-CITGO Refining LP (the “Partnership”) at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP

Houston, Texas

February 24, 2006

LYONDELL-CITGO REFINING LP

STATEMENTS OF INCOME

	For the year ended December 31,
Millions of dollars	2005	2004	2003
Sales and other operating revenues	$6,741	$5,603	$4,162

Operating costs and expenses:
Cost of sales:
Crude oil and feedstock	5,715	4,383	3,209
Operating and other expenses	743	645	633
Selling, general and administrative expenses	51	59	56

	6,509	5,087	3,898

Operating income	232	516	264

Interest expense	(40)	(31)	(37)
Interest income	2	1	1
Other income	—	14	—

Net income	$194	$500	$228

See Notes to Financial Statements.

LYONDELL-CITGO REFINING LP

BALANCE SHEETS

	December 31,
Millions of dollars	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$5	$45
Accounts receivable:
Trade, net	79	65
Related parties	185	145
Inventories	144	99
Prepaid expenses and other current assets	5	5

Total current assets	418	359

Property, plant and equipment, net	1,328	1,227
Other assets, net	86	61

Total assets	$1,832	$1,647

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable:
Trade	$239	$132
Related parties and affiliates	431	253
Distribution payable to Lyondell Partners	32	78
Distribution payable to CITGO Partners	23	55
Current maturities of long-term debt	5	5
Accrued liabilities	75	65

Total current liabilities	805	588

Long-term debt	439	443
Loan payable to Lyondell Partners	229	229
Loan payable to CITGO Partners	35	35
Other liabilities	113	112

Total long-term liabilities	816	819

Commitments and contingencies

Partners’ capital:
Partners’ accounts	235	263
Accumulated other comprehensive loss	(24)	(23)

Total partners’ capital	211	240

Total liabilities and partners’ capital	$1,832	$1,647

See Notes to Financial Statements.

LYONDELL-CITGO REFINING LP

STATEMENTS OF CASH FLOWS

	For the year ended December 31,
Millions of dollars	2005	2004	2003
Cash flows from operating activities:
Net income	$194	$500	$228
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	116	115	113
Net loss on disposition of assets	1	10	27
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(55)	(37)	(19)
Inventories	(45)	(1)	(5)
Accounts payable	263	79	14
Other assets and liabilities	(35)	1	16

Cash provided by operating activities	439	667	374

Cash flows from investing activities:
Expenditures for property, plant and equipment	(176)	(71)	(46)
Other	—	(1)	—

Cash used in investing activities	(176)	(72)	(46)

Cash flows from financing activities:
Distributions to Lyondell Partners	(303)	(385)	(253)
Distributions to CITGO Partners	(213)	(271)	(178)
Contributions from Lyondell Partners	128	44	30
Contributions from CITGO Partners	90	30	21
Payment of debt issuance costs	—	(9)	(6)
Payment of current maturities of long-term debt	(5)	(2)	—

Cash used in financing activities	(303)	(593)	(386)

Increase (decrease) in cash and cash equivalents	(40)	2	(58)
Cash and cash equivalents at beginning of period	45	43	101

Cash and cash equivalents at end of period	$5	$45	$43

See Notes to Financial Statements.

LYONDELL-CITGO REFINING LP

STATEMENTS OF PARTNERS’ CAPITAL

Millions of dollars	Partners’ Accounts			Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
	Lyondell Partners	CITGO Partners	Total
Balance at January 1, 2003	$(22)	$454	$432	$(29)
Net income	144	84	228	—	$228
Cash contributions	30	21	51	—	—
Other contributions	10	7	17	—	—
Distributions to Partners	(168)	(118)	(286)	—	—
Other comprehensive income—minimum pension liability				10	10

Comprehensive income					$238

Balance at December 31, 2003	(6)	448	442	(19)
Net income	304	196	500	—	$500
Cash contributions	44	30	74	—	—
Distributions to Partners	(442)	(311)	(753)	—	—
Other comprehensive loss—minimum pension liability				(4)	(4)

Comprehensive income					$496

Balance at December 31, 2004	(100)	363	263	(23)
Net income	123	71	194	—	$194
Cash contributions	128	90	218	—	—
Distributions to Partners	(258)	(182)	(440)	—	—
Other comprehensive loss—minimum pension liability				(1)	(1)

Comprehensive income					$193

Balance at December 31, 2005	$(107)	$342	$235	$(24)

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

Lyondell owns its interest in the Partnership through wholly owned subsidiaries, Lyondell Refining Partners, LP (“Lyondell LP”) and Lyondell Refining Company LP (“Lyondell GP”). Lyondell LP and Lyondell GP are collectively known as Lyondell Partners. CITGO holds its interest through CITGO Refining Investment Company (“CITGO LP”) and CITGO Gulf Coast Refining, Inc. (“CITGO GP”), both wholly owned subsidiaries of CITGO. CITGO LP and CITGO GP are collectively known as CITGO Partners. Lyondell Partners and CITGO Partners are collectively known as the Partners. LCR will continue in existence until it is dissolved under the terms of the Limited Partnership Agreement (the “Agreement”).

The Partners have agreed to allocate cash distributions based on an ownership interest that was determined by certain contributions instead of allocating such amounts based on their capital account balances. Based upon these contributions, Lyondell Partners and CITGO Partners had ownership interests of 58.75% and 41.25%, respectively, as of December 31, 2005. Net income as shown on the statements of partners’ capital is made up of two components which are allocated to the Partners on different bases: depreciation expense, which is allocated to each partner in proportion to contributed assets and net income other than depreciation expense, which is allocated to each partner based on ownership interests.

2. Summary of Significant Accounting Policies

Revenue Recognition—Revenue from product sales is recognized at the time of transfer of title and risk of loss to the customer, which usually occurs at the time of shipment. Revenue is recognized at time of delivery if LCR retains risks of loss during shipment. For products that are shipped on a consignment basis, revenue is recognized when the customer uses the product. Costs incurred in shipping products sold are included in costs of sales. Billings to customers for shipping costs are included in sales revenue.

Under the terms of a long-term product sales agreement, CITGO buys substantially all of the gasoline, jet fuel, low sulfur diesel, heating oils, coke and sulfur produced at the Refinery, which represents over 70% of LCR’s revenues, at market-based prices.

Cash and Cash Equivalents—Cash equivalents consist of highly liquid debt instruments such as certificates of deposit, commercial paper and money market accounts. Cash equivalents include instruments with maturities of three months or less when acquired. Cash equivalents are stated at cost, which approximates fair value. The Partnership’s policy is to invest cash in conservative, highly rated instruments and to limit the amount of credit exposure to any one institution. LCR has no requirements for compensating balances in a specific amount at a specific point in time. LCR does maintain compensating balances for some of its banking services and products. Such balances are maintained on an average basis and are solely at LCR’s discretion.

Allowance for Doubtful Accounts—LCR establishes provisions for doubtful accounts receivable based on management’s estimates of amounts that it believes are unlikely to be collected. Collectability of receivables is reviewed and the allowance for doubtful accounts is adjusted, if needed, at least quarterly, based on aging of specific accounts and other available information about the associated customers.

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

Long-Lived Asset Impairment—LCR evaluates long-lived assets, including identifiable intangible assets, for impairment whenever events or changes in circumstances indicate that a carrying amount of an asset may not be recoverable. When it is probable that undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or estimated fair value less costs to sell the assets.

Identifiable Intangible Assets—Costs to purchase and to develop software for internal use are deferred and amortized on a straight-line basis over a period of 3 to 10 years.

Costs of maintenance and repairs exceeding $5 million incurred as part of turnarounds of major units at the Refinery are deferred and amortized using the straight-line method over the period until the next planned turnaround, generally 4 to 6 years. These costs are necessary to maintain, extend and improve the operating capacity and efficiency rates of the production units.

Other intangible assets are carried at amortized cost and primarily consist of deferred debt issuance costs. These assets are amortized using the straight-line method over their estimated useful lives or over the term of the related agreement, if shorter.

Environmental Remediation Costs—Anticipated expenditures related to investigation and remediation of contaminated sites, which include operating facilities and other remediation sites, are accrued when it is probable a liability has been incurred and the amount of the liability can reasonably be estimated. Only ongoing operations and monitoring costs, the timing of which can be determined with reasonable certainty, are discounted to present value. Future legal costs associated with such matters, which generally are not estimable are not included in these liabilities.

Legal Costs—Legal costs, including those to be incurred in connection with loss contingencies, are expensed as incurred.

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

LYONDELL-CITGO REFINING LP

NOTES TO FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

Accounting and Reporting Changes—Effective October 1, 2005, LCR implemented Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations, which clarifies the term conditional asset retirement obligation as used in Statement of Financial Accounting Standard (“SFAS”) No. 143, Accounting for Conditional Asset Retirement Obligations, as an obligation that is conditional only as to timing and amount. LCR’s application of this interpretation had no material impact on its financial statements.

Effective July 1, 2005, LCR implemented SFAS No. 153, Exchanges of Nonmonetary Assets, which amends Accounting Principles Board (“APB”) Opinion No. 29, Accounting for Nonmonetary Transactions, to replace the exception to fair value recognition for nonmonetary exchanges of similar productive assets with a general exception for exchanges of nonmonetary assets that do not have commercial substance. LCR’s application of SFAS No. 153 had no material impact on its financial statements.

In September 2005, the Emerging Issues Task Force (“EITF”) of the FASB reached consensus on one issue of EITF Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the same Counterparty, that inventory purchase and sales transactions with the same counterparty that are entered into in contemplation of one another should be combined for purposes of applying APB No. 29, Accounting for Nonmonetary Transactions. The effect would be to reduce the reported revenues and costs of sales for affected transactions. The consensus on this issue would apply to transactions entered into beginning in the second quarter of 2006. LCR is evaluating the impact of EITF 04-13 on its financial statements.

Reclassifications—Certain previously reported amounts have been reclassified to conform to classifications adopted in 2005.

3. Hurricane Effects

During 2005, two major hurricanes impacted the refining and related industries in the coastal and off-shore regions of the Gulf of Mexico. Net income in 2005 reflected charges totaling $15 million, representing LCR’s exposure to industry losses expected to be underwritten by industry insurance consortia, primarily resulting from hurricane damages in the third quarter of 2005.

As a result of Hurricane Rita, LCR incurred various costs that are subject to insurance reimbursements. Such costs included those incurred in conjunction with suspending operations at the Refinery, minor damage to facilities and costs to restore operations. At LCR, such costs totaled approximately $18 million. LCR experienced problems in restarting a major production unit that was shut down in connection with the hurricane, resulting in a significant reduction in crude oil processing rates during the fourth quarter 2005 until the unit was restored to normal operations in December 2005. LCR’s hurricane-related business interruption claims and costs are subject to a total deductible of at least $50 million under the relevant insurance policies. LCR has not recognized any benefit from insurance reimbursements in 2005.

4. Related Party Transactions

LCR is party to agreements with the following related parties:

•	CITGO

•	CITGO Partners

•	Equistar Chemicals, LP (“Equistar”)

•	Lyondell

LYONDELL-CITGO REFINING LP

NOTES TO FINANCIAL STATEMENTS—(Continued)

4. Related Party Transactions—(Continued)

•	Lyondell Partners

•	Petróleos de Venezuela, S.A. (“PDVSA”), the national oil company of the Bolivarian Republic of Venezuela

•	PDVSA Petróleo, S.A. (“PDVSA Oil”)

•	TCP Petcoke Corporation

LCR has a long-term crude supply agreement (“Crude Supply Agreement” or “CSA”) with PDVSA Oil, an affiliate of CITGO (see “Crude Supply Agreement” section of Note 14). The CSA, which expires on December 31, 2017, incorporates formula prices to be paid by LCR for the crude oil supplied based on the market value of a slate of refined products deemed to be produced from each particular crude oil or raw material, less: (1) certain deemed refining costs, adjustable for inflation and energy costs; (2) certain actual costs; and (3) a deemed margin, which varies according to the grade of crude oil or other raw material delivered. The actual refining margin earned by LCR may vary from the formula amount depending on, among other things, timing differences in incorporating changes in refined product market values and energy costs into the CSA’s deemed margin calculations and the efficiency with which LCR conducts its operations. Although LCR believes that the CSA reduces the volatility of LCR’s earnings and cash flows over the long-term, the CSA also limits LCR’s ability to enjoy higher margins during periods when the market price of crude oil is low relative to then-current market prices of refined products. In addition, if the actual yields, costs or volumes of the LCR Refinery differ substantially from those contemplated by the CSA, the benefits of this agreement to LCR could be substantially diminished, and could result in lower earnings and cash flow for LCR. Furthermore, there may be periods during which LCR’s costs for crude oil under the CSA may be higher than might otherwise be available to LCR from other sources. A disparate increase in the market price of heavy crude oil relative to the prices of heavy crude oil under the CSA has the tendency to make continued performance of its obligations under the CSA less attractive to PDVSA Oil.

Under the terms of a long-term product sales agreement, CITGO buys substantially all of the finished gasoline, jet fuel, low sulfur diesel, heating oils, coke and sulfur produced at the Refinery at market-based prices.

LCR is party to a number of raw materials, product sales, processing and storage arrangements and administrative service agreements with Lyondell, CITGO and Equistar. These include a hydrogen take-or-pay contract with Equistar (see Note 14). In addition, a processing agreement provides for the production of alkylate and methyl tertiary butyl ether for the Partnership at Equistar’s Channelview, Texas petrochemical complex. All of these agreements are on terms generally representative of prevailing market prices.

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

LYONDELL-CITGO REFINING LP

NOTES TO FINANCIAL STATEMENTS—(Continued)

4. Related Party Transactions—(Continued)

Related party transactions are summarized as follows:

	For the year ended December 31,
Millions of dollars	2005	2004	2003
LCR billed related parties for the following:

Sales of products:
CITGO	$5,072	$4,141	$3,010
Equistar	394	425	227
TCP Petcoke Corporation	40	1	33
Services and cost sharing arrangements:
Equistar	1	1	—
Lyondell	—	—	1
Related parties billed LCR for the following:

Purchase of products:
CITGO	$196	$108	$201
Equistar	922	725	445
Lyondell	—	14	4
PDVSA	3,314	2,594	1,742
Transportation charges:
CITGO	1	1	1
Equistar	4	4	4
Services and cost sharing arrangements:
CITGO	6	6	6
Equistar	22	23	21
Lyondell	2	3	2

See Note 10 for information regarding LCR master notes payable to Lyondell Partners and CITGO Partners.

5. Accounts Receivables

The Partnership sells its products primarily to CITGO and to other industrial concerns in the petrochemical and refining industries. The Partnership performs ongoing credit evaluations of its customers’ financial condition and in certain circumstances, requires letters of credit from them. The Partnership’s allowance for doubtful accounts receivable, which is reflected in the Balance Sheets as a reduction of accounts receivable-trade, totaled $25,000 at both December 31, 2005 and 2004.

6. Inventories

Inventories consisted of the following components at December 31:

Millions of dollars	2005	2004
Finished goods	$59	$16
Raw materials	71	70
Materials and supplies	14	13

Total inventories	$144	$99

LYONDELL-CITGO REFINING LP

NOTES TO FINANCIAL STATEMENTS—(Continued)

6. Inventories—(Continued)

In 2005 and 2004, all inventory, excluding materials and supplies, were valued using the LIFO method.

The excess of the current replacement cost over book value of those inventories that are carried at cost using the LIFO method was approximately $395 million at December 31, 2005.

7. Property, Plant and Equipment and Other Assets

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows at December 31:

Millions of dollars	2005	2004
Land	$2	$2
Manufacturing facilities and equipment	2,556	2,528
Construction in progress	268	105

Total property, plant and equipment	2,826	2,635
Less accumulated depreciation	(1,498)	(1,408)

Property, plant and equipment, net	$1,328	$1,227

Maintenance and repair expenses were $83 million, $50 million and $52 million for the years ended December 31, 2005, 2004 and 2003 respectively.

The components of other assets, at cost, and the related accumulated amortization were as follows at December 31:

	2005			2004
Millions of dollars	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intangible assets:
Turnaround costs	$79	$(41)	$38	$59	$(39)	$20
Software costs	29	(18)	11	40	(26)	14
Debt issuance costs	24	(20)	4	24	(17)	7
Catalyst costs	29	(13)	16	11	(5)	6
Other	3	—	3	3	—	3

Total intangible assets	$164	$(92)	$72	$137	$(87)	$50

Company-owned life insurance			6			6
Other			8			5

Total other assets			$86			$61

Amortization of these intangible assets for the next five years is expected to be $28 million in 2006, $14 million in 2007, $12 million in 2008, $6 million in 2009 and $3 million in 2010.

LYONDELL-CITGO REFINING LP

NOTES TO FINANCIAL STATEMENTS—(Continued)

7. Property, Plant and Equipment and Other Assets—(Continued)

Depreciation and amortization expense is summarized as follows:

	For the year ended December 31,
Millions of dollars	2005	2004	2003
Property, plant and equipment	$91	$91	$90
Turnaround costs	14	12	12
Software costs	4	5	5
Other	7	7	6

Total depreciation and amortization	$116	$115	$113

In addition to the depreciation and amortization shown above, amortization of debt issuance costs of $3 million, $6 million and $11 million in 2005, 2004 and 2003, respectively, is included in interest expense in the Statements of Income.

8. Accounts Payable

Accounts payable at December 31, 2005 included liabilities in the amount of $6 million for checks issued in excess of associated bank balances but not yet presented for collection.

9. Accrued Liabilities

Accrued liabilities consisted of the following components at December 31:

Millions of dollars	2005	2004
Payroll and benefits	$18	$25
Taxes other than income taxes	20	26
Interest	16	6
Other	21	8

Total accrued liabilities	$75	$65

10. Financing Arrangements

In May 2004, LCR refinanced its credit facilities with a new facility, consisting of a $450 million senior secured term loan and a $100 million senior secured revolver, which matures in May 2007. The term loan requires quarterly amortization payments of $1.125 million, which began in September 2004. The new facility replaced LCR’s $450 million term loan and $70 million revolving credit facilities, which were scheduled to mature in June 2004.

In October 2005, LCR exercised its right under the credit facility to increase its senior secured revolver by $50 million to $150 million. The credit facility is secured by substantially all of the assets of LCR and contains covenants that, subject to exceptions, restrict, among other things, lien incurrence, investments, certain other payments, affiliate transactions, restrictive agreements, sales of assets and mergers. In addition, the credit facility contains covenants that require LCR to maintain specified financial ratios.

At December 31, 2005, $444 million was outstanding under the senior secured term loan with a weighted-average interest rate of 5.2%. Interest for this facility was determined by base rates or Eurodollar rates at the

LYONDELL-CITGO REFINING LP

NOTES TO FINANCIAL STATEMENTS—(Continued)

10. Financing Arrangements—(Continued)

Partnership’s option. The $150 million senior secured revolver is utilized for general business purposes and for letters of credit. At December 31, 2005, no amount was outstanding under the senior secured revolver. At December 31, 2005, LCR had outstanding letters of credit totaling $12 million.

As part of the May 2004 refinancing, Lyondell Partners and CITGO Partners extended the maturity of the loans payable to the Partners from July 2005 to January 2008. In 2003, Lyondell Partners and CITGO Partners contributed additional capital to LCR by converting $10 million and $7 million, respectively, of accrued interest on these loans to partners’ capital. At December 31, 2005 and 2004, Lyondell Partners and CITGO Partners loans were $229 million and $35 million, respectively. The weighted-average interest rates for both loans were based on Eurodollar rates and were 3.7% in 2005 and 2.0% in 2004. Interest to both Partners was paid at the end of each calendar quarter through June 30, 1999, and, by mutual agreement of the Partners, is now deferred.

11. Lease Commitments

LCR leases crude oil storage facilities, computer equipment, office equipment and other items under noncancelable operating lease arrangements for varying periods. As of December 31, 2005, future minimum lease payments for the next five years and thereafter, relating to all noncancelable operating leases with terms in excess of one year were as follows:

Millions of dollars
2006	$57
2007	29
2008	19
2009	15
2010	15
Thereafter	76

Total minimum lease payments	$211

Net rental expenses for the years ended December 31, 2005, 2004 and 2003 were approximately $73 million, $90 million and $63 million, respectively.

12. Financial Instruments

The fair value of all financial instruments included in current assets and current liabilities, including cash and cash equivalents, accounts receivable, and accounts payable, approximated their carrying value due to their short maturity. The fair value of long-term loans payable approximated their carrying value because of their variable interest rates.

13. Pension and Other Postretirement Benefits

LCR has defined benefit pension plans, which cover full-time regular employees. Retirement benefits are based on years of service and the employee’s highest three consecutive years of compensation during the last ten years of service. LCR funds the plans through periodic contributions to pension trust funds as required by applicable law. LCR also has one unfunded supplemental nonqualified retirement plan, which provides pension benefits for certain employees in excess of the U.S. tax-qualified plans’ limit. In addition, LCR sponsors unfunded postretirement benefit plans other than pensions, which provide medical and life insurance benefits. The

LYONDELL-CITGO REFINING LP

NOTES TO FINANCIAL STATEMENTS—(Continued)

13. Pension and Other Postretirement Benefits—(Continued)

postretirement medical plan is contributory, while the life insurance plan is generally noncontributory. The measurement date for LCR’s pension and other postretirement benefit plans is December 31, 2005.

The following table provides a reconciliation of benefit obligations, plan assets and the funded status of the plans:

	Pension Benefits		Other Postretirement Benefits
Millions of dollars	2005	2004	2005	2004
Change in benefit obligation:
Benefit obligation, January 1	$147	$125	$48	$39
Service cost	8	6	1	1
Interest cost	8	8	3	3
Participant contributions	—	—	1	—
Plan amendments	—	—	1	10
Actuarial (gain) loss	8	15	3	(2)
Benefits paid	(6)	(7)	(3)	(3)

Benefit obligation, December 31	165	147	54	48

Change in plan assets:
Fair value of plan assets, January 1	78	51
Actual return on plan assets	5	7
Partnership contributions	17	27
Benefits paid	(6)	(7)

Fair value of plan assets, December 31	94	78

Funded status	(71)	(69)	(54)	(48)
Unrecognized actuarial and investment loss	57	52	14	12
Unrecognized prior service cost (benefit)	1	2	(1)	(4)

Net amount recognized	$(13)	$(15)	$(41)	$(40)

Amounts recognized in the Balance Sheet consist of:
Accrued benefit liability	$(38)	$(40)	$(41)	$(40)
Intangible asset	1	2	—	—
Accumulated other comprehensive loss	24	23	—	—

Net amount recognized	$(13)	$(15)	$(41)	$(40)

	Pension Benefits
Millions of dollars	2005	2004
Additional information:
Accumulated benefit obligation for defined benefit plans, December 31	$132	$116
Increase (decrease) in minimum liability included in other comprehensive loss	1	4

LYONDELL-CITGO REFINING LP

NOTES TO FINANCIAL STATEMENTS—(Continued)

13. Pension and Other Postretirement Benefits—(Continued)

Pension plans with projected benefit obligations and accumulated benefit obligations in excess of the fair value of assets are summarized as follows at December 31:

	Pension Benefits
Millions of dollars	2005	2004
Projected benefit obligations	$165	$147
Accumulated benefit obligations	132	116
Fair value of assets	94	78

Net periodic pension and other postretirement benefit costs included the following components:

	Pension Benefits			Other Postretirement Benefits
Millions of dollars	2005	2004	2003	2005	2004	2003
Components of net periodic benefit cost:
Service cost	$8	$6	$7	$1	$1	$1
Interest cost	8	8	7	3	3	2
Actual (gain) loss on plan assets	(6)	(7)	(10)	—	—	—
Less unrecognized gain (loss)	—	3	6	—	—	—

Recognized gain on plan assets	(6)	(4)	(4)	—	—	—
Prior service costs amortization	—	—	—	(1)	(2)	(3)
Actuarial loss amortization	4	4	4	1	1	1
Net effect of settlements	—	2	—	—	—	—

Net periodic benefit cost	$14	$16	$14	$4	$3	$1

The weighted-average assumptions used in determining net benefit liabilities were as follows at December 31:

	Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004
Discount rate	5.50%	5.75%	5.50%	5.75%
Rate of compensation increase	4.50%	4.50%	—	—

The weighted-average assumptions used in determining net periodic benefit cost were as follows for the year ended December 31:

	Pension Benefits			Other Postretirement Benefits
	2005	2004	2003	2005	2004	2003
Discount rate	5.75%	6.25%	6.50%	5.75%	6.50%	6.50%
Expected return on plan assets	8.00%	8.00%	8.00%	—	—	—
Rate of compensation increase	4.50%	4.50%	4.50%	—	—	—

The assumed annual rate of increase in the per capita cost of covered health care benefits as of December 31, 2005 was 10% for 2006 through 2007, grading down to 5% in 2011 and 5% thereafter. At December 31, 2004, similar cost escalation assumptions were used. The health care cost trend rate assumption does not have a significant effect on the amounts reported due to limits on LCR’s maximum contribution level to the medical

LYONDELL-CITGO REFINING LP

NOTES TO FINANCIAL STATEMENTS—(Continued)

13. Pension and Other Postretirement Benefits—(Continued)

plan. To illustrate, increasing or decreasing the assumed health care cost trend rates by one percentage point in each year would change the accumulated postretirement benefit liability as of December 31, 2005 by less than $1 million and would not have a material effect on the aggregate service and interest cost components of the net periodic postretirement benefit cost for the year then ended.

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

LCR’s expected long-term rate of return on plan assets of 8% is based on the average level of earnings that its independent pension investment advisor has advised could be expected to be earned over time, using the expected returns for the above-noted asset allocation of 55% U.S. equity securities, 15% non-U.S. equity securities and 30% fixed income securities, recommended by the advisor, and adopted for the plans.

LCR’s pension plan weighted-average asset allocations by asset category were as follows at December 31:

	2005 Policy	2005	2004
Asset Category:
U.S. equity securities	55%	54%	57%
Non-U.S. equity securities	15%	16%	15%
Fixed income securities	30%	30%	28%

Total	100%	100%	100%

LCR expects to contribute approximately $2 million to its pension plans in 2006.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was enacted in December 2003. The effect of the Act was not significant to the LCR’s financial statements and was recognized in the December 31, 2004 accumulated other postretirement benefit obligation. The effect of the subsidy on the net periodic benefit cost for 2005 was not significant.

As of December 31, 2005, future expected benefit payments, which reflect expected future service, as appropriate, were as follows:

Millions of dollars	Pension Benefits	Other Benefits
2006	$7	$3
2007	9	3
2008	10	4
2009	12	4
2010	14	4
2011 through 2015	90	21

LYONDELL-CITGO REFINING LP

NOTES TO FINANCIAL STATEMENTS—(Continued)

13. Pension and Other Postretirement Benefits—(Continued)

LCR also maintains voluntary defined contribution savings plans for eligible employees. Contributions to the plans by LCR were $5 million in each of the three years ended December 31, 2005.

14. Commitments and Contingencies

Commitments—LCR has various purchase commitments for materials, supplies and services incident to the ordinary conduct of business, generally for quantities required for LCR’s business and at prevailing market prices. LCR is party to various unconditional purchase obligation contracts as a purchaser for products and services, principally take-or-pay contracts for hydrogen, electricity and steam. These commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements. At December 31, 2005, future minimum payments under these contracts with noncancelable contract terms in excess of one year and fixed minimum payments were as follows:

Millions of dollars
2006	$37
2007	35
2008	30
2009	30
2010	33
Thereafter through 2021	188

Total minimum contract payments	$353

Total LCR purchases under these agreements were $126 million, $134 million and $107 million during 2005, 2004 and 2003, respectively. A substantial portion of the future minimum payments and purchases were related to a hydrogen take-or-pay agreement with Equistar (see Note 4).

Crude Supply Agreement—Under the CSA, generally PDVSA Oil is required to sell, and LCR is required to purchase 230,000 barrels per day of extra heavy, high sulfur Venezuelan crude oil, which constitutes approximately 86% of the Refinery’s refining capacity of 268,000 barrels per day of crude oil (see Note 4). From 1998 through 2002, PDVSA Oil, from time to time, declared itself in a force majeure situation and subsequently reduced deliveries of crude oil. Such reductions in deliveries were purportedly based on announced OPEC production cuts. At such times, PDVSA Oil informed LCR that the Venezuelan government, through the Ministry of Energy and Mines, had instructed that production of certain grades of crude oil be reduced. In certain circumstances, PDVSA Oil made payments under a different provision of the CSA in partial compensation for such reductions. More recently, LCR has been receiving crude oil under the CSA at or above contract volumes.

LCR has consistently contested the validity of PDVSA Oil’s and PDVSA’s reductions in deliveries under the CSA. The parties have different interpretations of the provisions of the contracts concerning the delivery of crude oil. The contracts do not contain dispute resolution procedures and the parties have been unable to resolve their commercial dispute. As a result, in February 2002, LCR filed a lawsuit against PDVSA and PDVSA Oil in connection with the force majeure declarations, which LCR is continuing to litigate. PDVSA filed a subsequent lawsuit against LCR in October 2005 in the same court, related to this action, which alleges breach of the CSA. LCR believes it has defenses to such claims and is vigorously defending this lawsuit. LCR does not expect the resolution of the October 2005 lawsuit to result in any material adverse effect on the financial condition, liquidity or results of operation.

LYONDELL-CITGO REFINING LP

NOTES TO FINANCIAL STATEMENTS—(Continued)

14. Commitments and Contingencies—(Continued)

From time to time, Lyondell and PDVSA have had discussions covering both a restructuring of the CSA and a broader restructuring of the LCR partnership. LCR is unable to predict whether changes in either arrangement will occur. Subject to the rights of first offer and first refusal, the Partners each have a right to transfer their interests in LCR to unaffiliated third parties in certain circumstances. If neither CITGO, PDVSA Oil nor their affiliates were a partner in LCR, PDVSA Oil would have an option to terminate the CSA. Depending on then-current market conditions, any modification, breach or termination of the CSA, or any interruption in this source of crude oil, would require LCR to purchase all or a portion of its crude oil in the merchant market, could subject LCR to significant volatility and price fluctuations and could aversely affect the Partnership.

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

LCR estimates that it has a liability of approximately $6 million at December 31, 2005 related to future assessment and remediation costs. Lyondell has a contractual obligation to reimburse LCR for approximately $5 million. Accordingly, LCR has reflected a current liability for the remaining portion of this liability that will not be reimbursed by Lyondell. In the opinion of management, there is currently no material estimable range of loss in excess of the amount recorded. However, it is possible that new information associated with this liability, new technology or future developments such as involvement in investigations by regulatory agencies, could require LCR to reassess its potential exposure related to environmental matters.

Clean Air Act—Under the Clean Air Act, the eight-county Houston/Galveston region has been designated a severe non-attainment area for ozone by the U.S. Environmental Protection Agency (“EPA”). Emission reduction controls must be installed at the Refinery in the Houston/Galveston region prior to November 2007.

Also, under the Clean Air Act, the EPA adopted new standards for gasoline that required refiners to produce a low sulfur gasoline by 2006 and ultra low sulfur diesel by the end of 2009.

LCR currently estimates environmentally related capital expenditures will be approximately $127 million for 2006 and $38 million for 2007. In the years ended December 31, 2005, 2004 and 2003, environmentally related capital expenditures were $106 million, $31 million and $16 million, respectively.

LYONDELL-CITGO REFINING LP

NOTES TO FINANCIAL STATEMENTS—(Continued)

14. Commitments and Contingencies—(Continued)

Other—LCR is, from time to time, a defendant in lawsuits and other commercial disputes, some of which are not covered by insurance. Many of these suits make no specific claim for relief. Although final determination of any liability and resulting financial impact with respect to any such matters cannot be ascertained with any degree of certainty, management does not believe that any ultimate uninsured liability resulting from these matters in which LCR is involved (directly or indirectly) will individually or in the aggregate, have a material adverse effect on the financial position, liquidity or results of operations of LCR.

General—In the opinion of management, the matters discussed in this note are not expected to have a material adverse effect on the financial position or liquidity of LCR. However, the adverse resolution in any reporting period of one or more of these matters discussed in this note could have a material impact on LCR’s results of operations for that period, which may be mitigated by contribution or indemnification obligations of others, or by any insurance coverage that may be available.

15. Supplemental Cash Flow Information

At December 31, 2005, 2004 and 2003, construction in progress included approximately $38 million, $22 million and $5 million, respectively, of non-cash additions which related to accounts payable accruals and accrued liabilities.

During 2005, 2004 and 2003, LCR paid interest of $27 million, $18 million and $20 million, respectively.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Lyondell Chemical Company performed an evaluation, under the supervision and with the participation of its management, including the President and Chief Executive Officer (principal executive officer) and the Senior Vice President and Chief Financial Officer (principal financial officer), of the effectiveness of the Lyondell disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2005. Based upon that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that the Lyondell disclosure controls and procedures are effective.

There were no changes in Lyondell’s internal control over financial reporting that occurred during Lyondell’s last fiscal quarter (the fourth quarter 2005) that have materially affected, or are reasonably likely to materially affect, Lyondell’s internal control over financial reporting.

Lyondell management’s report on internal control over financial reporting appears on page 83 of this Annual Report on Form 10-K. In addition, PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, as stated in their report that appears on page 84 of this Annual Report on Form 10-K.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information appearing under the headings “Election of Directors,” “Corporate Governance—Independence and Audit Committee Financial Expert Determinations,” “Corporate Governance—Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” of Lyondell’s proxy statement relating to its 2006 Annual Meeting of Shareholders (the “2006 Proxy Statement”) is incorporated herein by reference.

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

Item 11. Executive Compensation

The information appearing in Lyondell’s 2006 Proxy Statement under the headings “Executive Compensation,” “Certain Relationships and Related Transactions” and “Compensation of Directors” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information appearing in Lyondell’s 2006 Proxy Statement under the headings “Principal Shareholders” and “Security Ownership of Management” is incorporated herein by reference.

The following table provides information about the common stock that may be issued pursuant to Lyondell’s equity compensation plans as of December 31, 2005.

Plan Category	(1) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(2) Weighted average exercise price of outstanding options, warrants and rights		(3) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))
Equity compensation plans approved by security holders (a)	8,234,159	(b)	$15.68	(b)	12,897,686	(c)
Equity compensation plans not approved by security holders (d)	85,000		14.55		—

Total	8,319,159		$15.67		12,897,686

(a)	These plans consist of the Lyondell Chemical Company 1999 Incentive Plan, the Restricted Stock Plan of Lyondell Petrochemical Company and the Lyondell Chemical Company Restricted Stock Plan for Non-Employee Directors. The table does not reflect the warrants to purchase five million shares of Lyondell Chemical Company’s common stock issued to Occidental Chemical Holding Corporation in connection with Lyondell’s August 2002 purchase of Occidental’s interest in Equistar.

(b)	The Lyondell Chemical Company 1999 Incentive Plan (the “Incentive Plan”) provides for awards of performance shares or performance units, which allow employees to earn a target number of shares of common stock (or a cash amount equal to the value of those shares) based on Lyondell’s cumulative total shareholder return relative to a chemical industry peer group. The actual number of shares or equivalent cash amount earned may vary from the target amount based on Lyondell’s cumulative total shareholder return, measured over the course of the performance cycle. Performance share or performance unit awards may be paid in common stock, cash or a combination thereof, at the discretion of Lyondell Chemical Company’s Compensation and Human Resources Committee. The Compensation and Human Resources Committee currently does not intend to pay performance share awards or performance unit awards in common stock, but reserves the right to do so. Accordingly the number of securities shown does not include 2,341,777 “target” performance shares or units outstanding as of December 31, 2005 under the Incentive Plan, which could payout in an amount up to two times the “target” amount pursuant to the Incentive Plan and the award agreements, and the weighted average exercise price does not take these performance share awards into account.

(c)	The Incentive Plan currently limits the number of shares available for grant under the plan to 26 million shares of common stock. The amount shown reflects the 12,795,910 shares remaining available for grant as of December 31, 2005 out of the 26 million share limit contained in the Incentive Plan. Pursuant to the current terms of the Incentive Plan, the 12,795,910 shares available for grant under the Incentive Plan as of December 31, 2005 may be granted pursuant to awards of stock options, performance units, restricted stock or stock appreciation rights, as permitted by the Incentive Plan. However, no more than 6,096,787 shares of common stock can be issued or delivered pursuant to future awards of restricted stock, performance shares, phantom stock or performance units (to the extent settled in shares of common stock), and no more than 1,000,000 shares of common stock are available for incentive stock options. The amount shown also reflects, as of December 31, 2005, 14,329 shares available for grant pursuant to awards of restricted stock under the Restricted Stock Plan of Lyondell Petrochemical Company and 87,447 shares available for grant pursuant to awards of restricted stock under the Lyondell Chemical Company Restricted Stock Plan for Non-Employee Directors.

(d)	The only Lyondell Chemical Company equity compensation plan that has not been approved by shareholders is the Stock Option Plan for Non-Employee Directors. The plan was adopted as of February 1, 2000. Effective as of January 1, 2003, the Board of Directors terminated the plan, except with respect to then-outstanding option grants. No additional stock options may be awarded under the plan. The plan authorized the granting to non-employee directors of non-qualified stock options only, and all shares delivered upon the exercise of options granted under the plan must be treasury shares. All options granted under the plan have 10 year terms. The exercise price of all options granted under the plan is not less than the fair market value of the underlying common stock on the date of grant, and the plan prohibits the repricing of options. As a result of Lyondell’s August 2002 sale of shares of Series B common stock to Occidental Chemical Holding Corporation, all stock options granted under the plan during 2000 and 2001 vested in August 2002. All stock options granted under the plan during 2002 vested in connection with Lyondell’s November 2004 acquisition of Millennium.

Upon the closing of Lyondell’s acquisition of Millennium on November 30, 2004, outstanding options to acquire Millennium common stock were converted to options to acquire shares of Lyondell Chemical Company common stock under Millennium equity compensation plans assumed by Lyondell. Accordingly, the number of securities shown does not include 391,342 shares of common stock to be issued upon exercise of the stock options converted at the closing of the acquisition. The weighted-average exercise price of these stock options is $18.18. In connection with the closing of the acquisition, the Lyondell Chemical Company Compensation and Human Resources Committee took action with respect to Millennium’s various equity compensation plans and arrangements, effective December 1, 2004, such that no new awards will be made pursuant to such plans or arrangements.

Item 13. Certain Relationships and Related Transactions

The information appearing in Lyondell’s 2006 Proxy Statement under the heading “Certain Relationships and Related Transactions” is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information appearing in Lyondell’s 2006 Proxy Statement under the heading “Principal Accountant Fees and Services” is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following exhibits are filed as a part of this report:

Exhibit Number		Description of Document
2.1		Agreement and Plan of Merger, dated March 28, 2004, by and among the Registrant, Millennium Chemicals Inc. and Millennium Subsidiary LLC (45)

3.1		Amended and Restated Certificate of Incorporation of the Registrant (47)

3.2		Amended and Restated By-Laws of the Registrant (40)

4.1		Indenture dated as of January 29, 1996, as supplemented by a First Supplemental Indenture dated as of February 15, 1996, between the Registrant and Texas Commerce Bank, as Trustee (9)

4.1	(a)	Second Supplemental Indenture dated as of December 1, 1997 among the Registrant, Equistar Chemicals, LP and Texas Commerce Bank National Association (13)

4.1	(b)	Third Supplemental Indenture dated as of November 3, 2000 among the Registrant, Equistar Chemicals, LP and The Chase Manhattan Bank (20)

4.1	(c)	Fourth Supplemental Indenture dated as of November 17, 2000 among the Registrant, Equistar Chemicals, LP and The Chase Manhattan Bank (20)

4.2		Specimen common stock certificate (1)

4.3		$550,000,000 Credit Agreement dated as of May 21, 2004 among LCR, the lenders from time to time parties thereto, and Credit Suisse First Boston, as Issuer and Administrative Agent (40)

4.3	(a)	Amendment No. 1 dated as of September 30, 2004 to $550,000,000 Credit Agreement dated as of May 21, 2004 among LCR, the lenders from time to time parties thereto, and Credit Suisse First Boston, as Issuer and Administrative Agent (42)

4.3	(b)	Accordion Agreement dated as of October 14, 2005 among LCR, Credit Suisse as Administrative Agent, the Issuer, and Bank of America, N.A. as Lender (23)

4.3	(c)	Accordion Agreement dated as of October 14, 2005 among LCR, Credit Suisse as Administrative Agent, the Issuer, and Credit Suisse as Lender (23)

4.4		Rights Agreement dated as of December 8, 1995 between the Registrant and the Bank of New York, as Rights Agent (8)

4.4	(a)	Amendment to Rights Agreement dated August 22, 2002 (28)

4.4	(b)	Amendment to Rights Agreement dated January 1, 2003 (30)

4.4	(c)	Amendment to Rights Agreement dated December 1, 2005 (32)

4.5		Credit Agreement dated as of December 17, 2003 among Equistar Chemicals, LP, the subsidiaries of Equistar Chemicals, LP party thereto, the lenders party thereto and Bank One, NA, Credit Suisse First Boston and JP Morgan Chase Bank as Co-Documentation Agents, Bank of America, N.A. and Citicorp USA, Inc. as Co-Collateral Agents, and Citicorp USA, Inc. as Administrative Agent (37)

4.5	(a)	Amendment No. 1 dated as of June 25, 2004 to Credit Agreement dated as of December 17, 2003 among Equistar Chemicals, LP, the subsidiaries of Equistar Chemicals, LP party thereto, the lenders party thereto and Bank One, NA, Credit Suisse First Boston and JP Morgan Chase Bank as Co-Documentation Agents, Bank of America, N.A. and Citicorp USA, Inc. as Co-Collateral Agents, and Citicorp USA, Inc. as Administrative Agent (40)

4.5(b)	Amendment No. 2 dated as of November 2, 2005 to Credit Agreement dated as of December 17, 2003 among Equistar Chemicals, LP, the subsidiaries of Equistar Chemicals, LP party thereto, the lenders party thereto, Credit Suisse First Boston, JPMorgan Chase Bank, N.A. and Wachovia Bank, National Association as Co-Documentation Agents, Citicorp USA, Inc. and Bank of America, N.A. as Co-Collateral Agents, and Citicorp USA, Inc. as Administrative Agent (33)

4.6	Amended and Restated Credit Agreement dated as of December 16, 2004 among the Registrant, the lenders party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent, Bank of America, N.A. as Syndication Agent, and Citicorp USA, Inc., Credit Suisse First Boston and Societe Generale as Co-Documentation Agents (48)

4.7	Indenture dated as of January 15, 1999, as supplemented by a First Supplemental Indenture between Equistar Chemicals, LP and The Bank of New York (16)

4.7(a)	Second Supplemental Indenture dated October 4, 1999 among Equistar Chemicals, LP, Equistar Funding Corporation and The Bank of New York (18)

4.8	Indenture dated as of June 15, 1988 between ARCO Chemical Company and Bank of New York, as Trustee (16)

4.8(a)	First Supplemental Indenture dated as of January 5, 2000 between the Registrant and Bank of New York, as Trustee (18)

4.8(b)	Form of 9.80% Debenture due 2020 issuable under the Indenture referred to in Exhibit 4.9 (16)

4.8(c)	Form of 10.25% Debenture due 2010 issuable under the Indenture referred to in Exhibit 4.9 (16)

4.9	Indenture among the Registrant, the Subsidiary Guarantors party thereto and The Bank of New York, as Trustee, dated as of May 17, 1999, for 9 5/8% Senior Secured Notes, Series A, due 2007 (17)

4.9(a)	Supplemental Indenture dated as of April 17, 2000 among the Registrant, the Subsidiary Guarantors party thereto and The Bank of New York, as Trustee (26)

4.10	Indenture dated as of May 17, 1999 among the Registrant, the Subsidiary Guarantors party thereto and The Bank of New York, as Trustee, for 10 7/8% Senior Subordinated Notes due 2009 (17)

4.10(a)	Supplemental Indenture dated as of April 17, 2000 among the Registrant, the Subsidiary Guarantors party thereto and The Bank of New York, as Trustee (26)

4.11	Indenture dated as of August 24, 2001 among Equistar Chemicals, LP, Equistar Funding Corporation and The Bank of New York, as Trustee (21)

4.11(a)	Form of Note dated as of August 24, 2001 (attached as Exhibit A to the Indenture filed herewith as Exhibit 4.12) (21)

4.12	Indenture dated as of December 4, 2001 among the Registrant, the Subsidiary Guarantors party thereto and The Bank of New York, as Trustee (22)

4.12(a)	Form of Note dated as of December 4, 2001 (attached as Exhibit A to the Indenture filed herewith as Exhibit 4.13) (22)

4.12(b)	First Supplemental Indenture dated as of July 3, 2002 among the Registrant, the Subsidiary Guarantors party thereto and The Bank of New York, as Trustee (26)

4.13	Indenture dated as of July 2, 2002 among the Registrant, the Subsidiary Guarantors party thereto and the Bank of New York, as Trustee (26)

4.13(a)	Form of Note dated as of July 2, 2002 (attached as Exhibit A to the Indenture filed herewith as Exhibit 4.14) (26)

4.14		Warrant exercisable for the purchase of Lyondell common stock issued August 22, 2002 to Occidental Chemical Holding Corporation (28)

4.15		Stockholders Agreement dated August 22, 2002 among the Registrant and certain Stockholders (28)

4.15	(a)	First Amendment to Stockholders Agreement dated October 7, 2003 (36)

4.16		Registration Rights Agreement dated August 22, 2002 between the Registrant and Occidental Chemical Holding Corporation (28)

4.17		Indenture dated as of May 20, 2003 among the Registrant, the Subsidiary Guarantors party thereto and The Bank of New York, as Trustee (35)

4.17	(a)	Form of Note (attached as Exhibit A to the Indenture filed herewith as Exhibit 4.18) (35)

4.18		Indenture dated as of April 22, 2003 among Equistar Chemicals, LP, Equistar Funding Corporation and The Bank of New York, as Trustee (31)

4.18	(a)	Form of Note dated as of April 22, 2003 (attached as Exhibit A to the Indenture filed herewith as Exhibit 4.19) (31)

4.18	(b)	First Supplemental Indenture dated as of November 21, 2003 among Equistar Chemicals, LP, Equistar Funding Corporation and The Bank of New York, as Trustee (37)

4.19		Security Agreement dated as of December 17, 2003 among Equistar Chemicals, LP, the other borrowers and guarantors party thereto, and Citicorp USA, Inc. as Administrative Agent (37)

4.20		Receivables Purchase Agreement dated as of December 17, 2003 among Equistar Receivables II, LLC as the seller, Equistar Chemicals, LP as the servicer, the banks and other financial institutions party thereto as purchasers, Bank One, NA, Credit Suisse First Boston and JP Morgan Chase Bank as Co-Documentation Agents, Citicorp USA, Inc. and Bank of America, N.A. as Co-Asset Agents, Citicorp USA, Inc., as Administrative Agent, and Citigroup Global Markets Inc. and Banc of America Securities LLC as Joint Lead Arrangers and Joint Bookrunners (37)

4.20	(a)	Amendment No. 1 dated as of June 25, 2004 to Receivables Purchase Agreement dated as of December 17, 2003 among Equistar Receivables II, LLC as the seller, Equistar Chemicals, LP as the servicer, the banks and other financial institutions party thereto as purchasers, Bank One, NA, Credit Suisse First Boston and JP Morgan Chase Bank as Co-Documentation Agents, Citicorp USA, Inc. and Bank of America, N.A. as Co-Asset Agents, Citicorp USA, Inc., as Administrative Agent, and Citigroup Global Markets Inc. and Banc of America Securities LLC as Joint Lead Arrangers and Joint Bookrunners (40)

4.20	(b)	Amendment No. 2 dated as of November 2, 2005 to Receivables Purchase Agreement dated as of December 17, 2003 among Equistar Receivables II, LLC as the seller, Equistar Chemicals, LP as the servicer, the banks and other financial institutions party thereto as purchasers, Citicorp USA, Inc as Co-Asset Agent and Administrative Agent for the purchasers, Credit Suisse First Boston, JPMorgan Chase Bank, N.A. and Wachovia Bank, National Association as Co-Documentation Agents, Bank of America, N.A. as Co-Asset Agents (33)

4.21		Undertaking Agreement dated as of December 17, 2003 by Equistar Chemicals, LP (37)

4.21	(a)	Amendment No. 1 dated as of June 25, 2004 to Undertaking Agreement dated as of December 17, 2003 by Equistar Chemicals, LP (40)

4.21	(b)	Amendment No. 2 dated as of November 2, 2005 to Undertaking Agreement dated as of December 17, 2003 by Equistar Chemicals, LP (33)

4.22		Receivables Purchase Agreement dated as of December 17, 2003 among Lyondell Funding II, LLC as the seller, the Registrant as the servicer, the banks and other financial institutions party thereto as purchasers, and Citicorp USA, Inc. as asset agent and administrative agent for the purchasers (43)

4.22	(a)	Amendment No. 1 dated as of June 25, 2004 to Receivables Purchase Agreement dated as of December 17, 2003 among Lyondell Funding II, LLC as the seller, the Registrant as the servicer, the banks and other financial institutions party thereto as purchasers, and Citicorp USA, Inc. as asset agent and administrative agent for the purchasers (43)

4.22	(b)	Amendment No. 2 dated as of August 20, 2004 to Receivables Purchase Agreement dated as of December 17, 2003 among Lyondell Funding II, LLC as the seller, the Registrant as the servicer, the banks and other financial institutions party thereto as purchasers, and Citicorp USA, Inc. as asset agent and administrative agent for the purchasers (43)

4.22	(c)	Amendment No. 3 dated as of April 27, 2005 to Receivables Purchase Agreement dated as of December 17, 2003 among Lyondell Funding II, LLC as the seller, the Registrant as the servicer, the banks and other financial institutions party thereto as purchasers, and Citicorp USA, Inc. as Asset Agent and Administrative Agent for the purchasers (41)

4.22	(d)	Amendment No. 4 dated as of November 2, 2005 to Receivables Purchase Agreement dated as of December 17, 2003 among Lyondell Funding II, LLC as the seller, the Registrant as the servicer, the banks and other financial institutions party thereto as purchasers, and Citicorp USA, Inc. as Asset Agent and Administrative Agent for the purchasers (53)

4.23		Undertaking Agreement dated as of December 17, 2003 by the Registrant (43)

4.23	(a)	Amendment No. 1 dated as of June 25, 2004 to Undertaking Agreement dated as of December 17, 2003 by the Registrant (43)

4.23	(b)	Amendment No. 2 dated as of October 27, 2004 to Undertaking Agreement dated as of December 17, 2003 by the Registrant

4.23	(c)	Amendment No. 3 dated as of April 27, 2005 to Undertaking Agreement dated as of December 17, 2003 by the Registrant (41)

4.24		Form of Indenture, dated as of November 27, 1996, among Millennium America Inc. (formerly named Hanson America Inc.), Millennium Chemicals Inc. and The Bank of New York, as Trustee, in respect of Millennium’s 7% Senior Notes due November 15, 2006 and Millennium’s 7.625% Senior Debentures due November 15, 2026 (10)

4.24	(a)	First Supplemental Indenture dated as of November 21, 1997 among Millennium America Inc., Millennium Chemicals Inc. and The Bank of New York, as Trustee (14)

4.25		Indenture dated as of June 18, 2001 among Millennium America Inc., as Issuer, Millennium Chemicals Inc., as Guarantor, and The Bank of New York, as Trustee, governing Millennium’s 9.25% senior notes due 2008 (39)

4.26		Indenture dated as of November 25, 2003 among Millennium Chemicals Inc., as Issuer, Millennium America Inc., as Guarantor, and the Bank of New York, as Trustee, governing Millennium’s 4% Convertible Senior Debentures due 2023 (44)

4.26	(a)	First Supplemental Indenture dated as of November 30, 2004 among the Registrant, Millennium Chemicals Inc., as Issuer, Millennium America Inc., as Guarantor, and the Bank of New York, as Trustee, governing Millennium’s 4% Convertible Senior Debentures due 2023 (47)

4.27		Credit Agreement, dated August 22, 2005, among Millennium America Inc., as Borrower, Millennium Inorganic Chemicals Ltd, as Borrower, Millennium Chemicals Inc., as Guarantor, the lenders from time to time party thereto, Bank of America, N.A., as Syndication Agent and JP Morgan Chase Bank, N.A. as Administrative Agent and Collateral Agent and JP Morgan Securities Inc. and Banc of America Securities LLC as Co-Lead Arrangers and Joint Bookrunners (56)

4.28		Revolving Credit Agreement, dated January 31, 2006, by and among Millennium Inorganic Chemicals Limited as Borrower, Banc of America Securities LLC as Arranger, Bank of America, National Association as Agent, Swingline Lender, Issuer and Security Trustee, and The Banks and Financial Institutions named in Schedule 1 as Original Lenders (57)

4.28	(a)	Receivables Purchase Agreement, dated January 2006, by and among Millennium Inorganic Chemicals Limited, Banc of America Securities LLC as Arranger, Bank of America, N.A. as Agent of the Receivables Purchaser and the RP Funders, Bank of America, N.A. as Receivables Purchaser, and The Banks and Financial Institutions named in Schedule 1 as original RP Funders (57)

4.28	(b)	Common Terms Deed, dated as of January 2006, by and among Millennium Inorganic Chemicals Limited, Millennium Inorganic Chemicals Europe Sprl as Collection Agent, Banc of America Securities LLC as Arranger, Bank of America, National Association, as Receivables Purchaser, Bank of America, National Association, as Agent, Swingline Lender and Issuer, and certain banks and financial institutions named in Part I of Schedule 1 as Original Lenders and Part II of Schedule 1 as Original RP Funders; and Bank of America, National Association as Security Trustee (57)

4.28	(c)	Inventory and Non-Vesting Debts Charge, dated January 2006, between Millennium Inorganic Chemicals Limited and Bank of America N.A. as Security Trustee (57)

The Registrant is a party to several long-term debt instruments under which the total amount of long-term debt securities authorized does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Registration S-K, the Registrant agrees to furnish a copy of such instruments to the Commission upon request.

EXECUTIVE OFFICER AND DIRECTOR COMPENSATION:

10.1	Amended and Restated Executive Supplementary Savings Plan (24)

10.2	Amended and Restated Executive Long-Term Incentive Plan (2)

10.3	Amended and Restated Supplementary Executive Retirement Plan (24)

10.3(a)	Amendment No. 1 dated as of March 26, 2004 to Amended and Restated Supplementary Executive Retirement Plan (38)

10.4	Executive Medical Plan (11)

10.4(a)	Amendment No. 1 to the Executive Medical Plan (11)

10.4(b)	Amendment No. 2 to the Executive Medical Plan (11)

10.5	Lyondell Chemical Company Executive Deferral Plan (34)

10.6	Executive Long-Term Disability Plan (3)

10.6(a)	Amendment No. 1 to the Executive Long-Term Disability Plan (11)

10.7	Amended and Restated Executive Life Insurance Plan (24)

10.8	Amended and Restated Supplemental Executive Benefit Plans Trust Agreement (37)

10.8(a)	Amendment No. 1 dated as of March 26, 2004 to Amended and Restated Supplemental Executive Benefit Plans Trust Agreement (38)

10.8(b)	Amendment No. 2 dated as of February 23, 2006 to Amended and Restated Lyondell Chemical Company Supplemental Executive Benefit Plans Trust Agreement (34)

10.9	Restricted Stock Plan (5)

10.9(a)	Amendment No. 1 to the Restricted Stock Plan (7)

10.9(b)	Amendment No. 2 to the Restricted Stock Plan (13)

10.10	Form of Registrant’s Indemnity Agreement with Officers and Directors (54)

10.11	Lyondell Chemical Company Elective Deferral Plan for Non-Employee Directors (34)

10.12	Amended and Restated Retirement Plan for Non-Employee Directors (24)

10.12(a)	Amendment No. 1 to Amended and Restated Retirement Plan for Non-Employee Directors (30)

10.12(b)	Amendment No. 2 dated as of March 28, 2004 to Amended and Restated Retirement Plan for Non-Employee Directors (38)

10.13	Lyondell Chemical Company Restricted Stock Plan for Non-Employee Directors (34)

10.14	Amended and Restated Non-Employee Directors Benefit Plans Trust Agreement (37)

10.14(a)	Amendment No. 1 dated as of March 28, 2004 to Amended and Restated Non-Employee Directors Benefit Plans Trust Agreement (38)

10.14(b)	Amendment No. 2 dated as of February 23, 2006 to Amended and Restated Lyondell Chemical Company Non-Employee Directors Benefit Plans Trust Agreement (34)

10.15	Stock Option Plan for Non-Employee Directors (24)

10.16	Amended and Restated 1999 Incentive Plan (46)

10.17	Form of Award Agreement for the Registrant’s Amended and Restated 1999 Incentive Plan (34)

10.18	Lyondell Chemical Company Executive Severance Pay Plan (34)

10.19	Amended and Restated 1999 Incentive Plan Administrative Guidelines for Annual Cash Bonus Awards (34)

10.20	Director Compensation (52)

10.21	Executive Compensation (55)

OTHER MATERIAL CONTRACTS:

10.22	Limited Partnership Agreement of LCR, dated December 31, 1998 (16)

10.22(a)	First Amendment to Limited Partnership Agreement of LCR, dated January 24, 2006

10.23	Contribution Agreement between the Registrant and LYONDELL-CITGO Refining Company Ltd. (4)

10.24	Crude Oil Supply Agreement between LYONDELL-CITGO Refining Company Ltd. and Lagoven, S.A. (4)

10.25	Asset Purchase Agreement dated April 13, 1995 between the Registrant and Occidental Chemical Company (6)

10.26	Amended and Restated Limited Partnership Agreement of Equistar Chemicals, LP, dated November 29, 2004 (47)

10.27	Asset Contribution Agreement among the Registrant, Lyondell Petrochemical L.P. Inc. and Equistar Chemicals, LP (12)

10.27(a)	First Amendment to Asset Contribution Agreement, dated as of May 15, 1998, among the Registrant, Lyondell Petrochemical L.P. Inc. and Equistar Chemicals, LP (16)

10.27(b)	Second Amendment to Lyondell Asset Contribution Agreement, dated as of September 30, 2001, among the Registrant, Lyondell Petrochemical LP Inc. and Equistar (21)

10.28	Asset Contribution Agreement among Millennium Petrochemicals Inc., Millennium LP and Equistar Chemicals, LP (12)

10.28(a)	First Amendment to Asset Contribution Agreement, dated as of May 15, 1998, among Millennium Petrochemicals Inc., Millennium LP and Equistar Chemicals, LP (16)

10.28(b)	Second Amendment to Millennium Asset Contribution Agreement, dated as of September 30, 2001, among Millennium Petrochemicals Inc., Millennium Petrochemicals LP LLC and Equistar Chemicals, LP (21)

10.29	Amended and Restated Parent Agreement dated as of November 6, 2002 (29)

10.30	Agreement and Plan of Merger and Asset Contribution dated May 15, 1998 among Occidental Petrochem Partner 1, Inc., Occidental Petrochem Partner 2, Inc., Oxy Petrochemicals, PDG Chemical and Equistar Chemicals, LP (15)

10.30(a)	First Amendment to Occidental Asset Contribution Agreement, dated as of September 30, 2001, among Occidental Petrochem Partner 1, Inc., Occidental Petrochem Partner 2, Inc., PDG Chemical Inc., Occidental Petrochem Partner GP, Inc. and Equistar Chemicals, LP (21)

10.31	Amended and Restated Master Transaction Agreement dated as of March 31, 2000 among the Registrant, Bayer AG and Bayer Corporation (19)

10.31(a)	First Amendment to Amended and Restated Master Transaction Agreement, dated as of December 18, 2000 (20)

10.32	Amended and Restated Master Asset and Stock Purchase Agreement dated as of March 31, 2000 among the Registrant, the entities set forth on Schedule 1 thereto, Bayer AG and Bayer Corporation (19)

10.33	Amended and Restated Limited Partnership Agreement of PO JV, LP dated as of March 31, 2000 (19)

10.33(a)	First Amendment to the Amended and Restated Limited Partnership Agreement of PO JV, LP (25)

10.34	Limited Partnership Interest Purchase and Sale Agreement dated as of March 31, 2000 among Lyondell SAT, INC., Lyondell POTechLP, Inc., BAYPO I LLC, BAYPO II LLC and BIPPO Corporation (19)

10.35	General Partnership Agreement dated December 18, 2000 between Bayer Polyurethanes B.V. and Lyondell PO-11 C.V. (20)

10.36	Parent Agreement dated December 18, 2000 between the Registrant and Bayer AG (20)

10.37	Securities Purchase Agreement dated as of July 8, 2002 between the Registrant and Occidental Chemical Holding Corporation (27)

10.38	Occidental Partner Sub Purchase Agreement dated as of July 8, 2002 among the Registrant, Occidental Chemical Holding Corporation, Oxy CH Corporation, and Occidental Chemical Corporation (27)

10.39	Form of Tax Sharing and Indemnification Agreement, dated as of September 30, 1996, between Hanson, Millennium Overseas Holdings Ltd., Millennium America Holdings Inc. (formerly HM Anglo American Ltd.), Hanson North America Inc. and Millennium Chemicals Inc. (49)

10.40		Form of Deed of Tax Covenant, dated as of September 30, 1996, between Hanson, Millennium Overseas Holdings Ltd., Millennium Inorganic Chemicals Limited (formerly SCM Chemicals Limited), SCMC Holdings B.V. (formerly Hanson SCMC B.V.), Millennium Inorganic Chemicals Ltd. (formerly SCM Chemicals Ltd.), and Millennium Chemicals Inc. (the “Deed of Tax Covenant”) (49)

10.40	(a)	Amendment to the Deed of Tax Covenant dated January 28, 1997 (50)

12		Statement Setting Forth Detail for Computation of Ratio of Earnings to Fixed Charges

21		Subsidiaries of the Registrant

23		Consent of PricewaterhouseCoopers LLP

24		Powers of Attorney

31.1		Rule 13a – 14(a)/15d – 14(a) Certification of Principal Executive Officer

31.2		Rule 13a – 14(a)/15d – 14(a) Certification of Principal Financial Officer

32.1		Section 1350 Certification of Principal Executive Officer

32.2		Section 1350 Certification of Principal Financial Officer

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-25407) and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K Report for the year ended December 31, 1990 and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K Report for the year ended December 31, 1992 and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of July 1, 1993 and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of May 1, 1995 and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated December 8, 1995 and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-3 dated as of January 31, 1996 and incorporated herein by reference.
(10)	Filed as an exhibit to Millennium Chemical Inc.’s Registration Statement on Form S-1 (No. 333-15975) and incorporated herein by reference.
(11)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.
(12)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of October 17, 1997 and incorporated herein by reference.
(13)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.
(14)	Filed as an exhibit to Millennium Chemical Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.
(15)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of May 15, 1998 and incorporated herein by reference.
(16)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

(17)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (No. 333-81831) and incorporated herein by reference.
(18)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.
(19)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of April 14, 2000 and incorporated herein by reference.
(20)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
(21)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.
(22)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (No. 333-76536-01) and incorporated herein by reference.
(23)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of October 14, 2005 and incorporated herein by reference.
(24)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.
(25)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.
(26)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.
(27)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of July 8, 2002 and incorporated herein by reference.
(28)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of August 22, 2002 and incorporated herein by reference.
(29)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.
(30)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.
(31)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.
(32)	Filed as an exhibit to Registrant’s Form 8-A/A dated as of November 30, 2005 and incorporated herein by reference.
(33)	Filed as an exhibit to Equistar Chemicals, LP’s Current Report on Form 8-K dated as of November 2, 2005 and incorporated herein by reference.
(34)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of February 23, 2006 and incorporated herein by reference.
(35)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (No. 333-106954) and incorporated herein by reference.
(36)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of October 7, 2003 and incorporated herein by reference.
(37)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.
(38)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.
(39)	Filed as an exhibit to Millennium Chemical Inc.’s Registration Statement on Form S-4 (No. 333-65650-01) and incorporated herein by reference.
(40)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.
(41)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of April 27, 2005 and incorporated herein by reference.
(42)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of September 30, 2004 and incorporated herein by reference.

(43)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.
(44)	Filed as an exhibit to Millennium Chemicals Inc.’s Current Report on Form 8-K dated as of November 25, 2003 and incorporated herein by reference.
(45)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of March 28, 2004 and incorporated herein by reference.
(46)	Filed as Annex F to the Registrant’s Registration Statement on Form S-4/A (No. 333-114877) filed on September 30, 2004 and incorporated herein by reference.
(47)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of November 30, 2004 and incorporated herein by reference.
(48)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of December 16, 2004 and incorporated herein by reference.
(49)	Filed as an exhibit to Millennium Chemical Inc.’s Registration Statement on Form 10 (No. 1-12091) and incorporated herein by reference.
(50)	Filed as an exhibit to Millennium Chemical Inc.’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.
(51)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of February 23, 2006 and incorporated herein by reference.
(52)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of October 6, 2005 and incorporated herein by reference.
(53)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of November 2, 2005 and incorporated herein by reference.
(54)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of February 24, 2005 and incorporated herein by reference.
(55)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of November 28, 2005 and incorporated herein by reference.
(56)	Filed as an exhibit to Registrant’s Current Report on Form 8-K dated as of August 22, 2005 and incorporated herein by reference.
(57)	Filed as an exhibit to Registrant’s Current Report on Form 8-K dated as of January 31, 2006 and incorporated herein by reference.

Copies of exhibits will be furnished upon prepayment of 25 cents per page.

Requests should be addressed to the Secretary.

(b)	Consolidated Financial Statements and Financial Statement Schedules

(1)	Consolidated Financial Statements

Consolidated Financial Statements filed as part of this Annual Report on Form 10-K are listed in the Index to Financial Statements on page 82.

(2)	Financial Statement Schedules

Financial statement schedules are omitted because they are not applicable or the required information is contained in the Financial Statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LYONDELL CHEMICAL COMPANY

Date: March 15, 2006	By:	/S/ DAN F. SMITH
Dan F. Smith President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2006.

Signature	Title

/S/ WILLIAM T. BUTLER* (William T. Butler)	Chairman of the Board

/S/ DAN F. SMITH (Dan F. Smith, Principal Executive Officer)	President, Chief Executive Officer and Director

/S/ CAROL A. ANDERSON* (Carol A. Anderson)	Director

/S/ STEPHEN I. CHAZEN* (Stephen I. Chazen)	Director

/S/ WORLEY H. CLARK, JR.* (Worley H. Clark, Jr.)	Director

/S/ TRAVIS ENGEN* (Travis Engen)	Director

/S/ PAUL S. HALATA* (Paul S. Halata)	Director

/S/ STEPHEN F. HINCHLIFFE, JR.* (Stephen F. Hinchliffe, Jr.)	Director

/S/ DANNY W. HUFF* (Danny W. Huff)	Director

/S/ RAY R. IRANI* (Ray R. Irani)	Director

/S/ DAVID J. LESAR* (David J. Lesar)	Director

/S/ DAVID J.P. MEACHIN* (David J.P. Meachin)	Director

Signature	Title

/S/ DANIEL J. MURPHY* (Daniel J. Murphy)	Director

/S/ WILLIAM R. SPIVEY* (William R. Spivey)	Director

/S/ T. KEVIN DENICOLA (T. Kevin DeNicola, Principal Financial Officer)	Senior Vice President and Chief Financial Officer

/S/ CHARLES L. HALL (Charles L. Hall, Principal Accounting Officer)	Vice President and Controller

*BY:	/s/ KERRY A. GALVIN (Kerry A. Galvin, as Attorney-in-fact)