Form 10-Q
period 2006-03-31
LYONDELL CHEMICAL CO
filed 2006-05-04
CIK 842635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Number of shares of common stock outstanding as of March 31, 2006: 247,313,692

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LYONDELL CHEMICAL COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended
	March 31,
Millions of dollars, except per share data	2006	2005
Sales and other operating revenues
Trade	$4,343	$4,028
Related parties	414	412

	4,757	4,440
Operating costs and expenses
Cost of sales	4,171	3,784
Selling, general and administrative expenses	131	132
Research and development expenses	23	23

	4,325	3,939

Operating income	432	501

Interest expense	(141)	(169)
Interest income	13	11
Other income (expense), net	74	(14)

Income before equity investments and income taxes	378	329

Income from equity investments
LYONDELL-CITGO Refining LP	91	67
Other	(1)	1

	90	68

Income before income taxes	468	397
Provision for income taxes	178	143

Net income	$290	$254

Earnings per share
Basic	$1.18	$1.04

Diluted	$1.12	$0.98

See Notes to the Consolidated Financial Statements.

LYONDELL CHEMICAL COMPANY

CONSOLIDATED BALANCE SHEETS

Millions, except shares and par value data	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$275	$593
Accounts receivable:
Trade, net	1,497	1,563
Related parties	159	114
Inventories	1,865	1,657
Prepaid expenses and other current assets	131	176
Deferred tax assets	346	198

Total current assets	4,273	4,301
Property, plant and equipment, net	6,494	6,530
Investments and long-term receivables:
Investment in PO joint ventures	786	776
Investment in and receivable from LYONDELL-CITGO Refining LP	233	186
Other	110	114
Goodwill, net	2,230	2,245
Other assets, net	802	828

Total assets	$14,928	$14,980

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$21	$319
Accounts payable:
Trade	1,289	1,352
Related parties	137	101
Accrued liabilities	753	797

Total current liabilities	2,200	2,569
Long-term debt	5,814	5,974
Other liabilities	1,836	1,786
Deferred income taxes	1,618	1,463
Commitments and contingencies
Minority interests	163	180
Stockholders’ equity:
Common stock, $1.00 par value, 420,000,000 shares authorized, 248,107,428 and 247,876,385 shares issued, respectively	248	248
Additional paid-in capital	3,215	3,211
Retained deficit	(58)	(292)
Accumulated other comprehensive loss	(86)	(136)
Treasury stock, at cost, 793,736 and 826,151 shares, respectively	(22)	(23)

Total stockholders’ equity	3,297	3,008

Total liabilities and stockholders’ equity	$14,928	$14,980

See Notes to the Consolidated Financial Statements.

LYONDELL CHEMICAL COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended
	March 31,
Millions of dollars	2006	2005
Cash flows from operating activities
Net income	$290	$254
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	181	178
Equity investments -
Amounts included in net income	(90)	(68)
Distributions of earnings	70	67
Deferred income taxes	77	115
Debt prepayment premiums and charges	—	12
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	46	(332)
Inventories	(187)	(136)
Accounts payable	(47)	130
Other, net	(77)	(59)

Net cash provided by operating activities	263	161

Cash flows from investing activities
Expenditures for property, plant and equipment	(48)	(55)
Distributions from affiliates in excess of earnings	—	35
Contributions and advances to affiliates	(37)	(30)
Other	—	3

Net cash used in investing activities	(85)	(47)

Cash flows from financing activities
Repayment of long-term debt	(446)	(211)
Dividends paid	(56)	(55)
Proceeds from stock option exercises	2	34
Other, net	2	(2)

Net cash used in financing activities	(498)	(234)

Effect of exchange rate changes on cash	2	5

Decrease in cash and cash equivalents	(318)	(115)
Cash and cash equivalents at beginning of period	593	804

Cash and cash equivalents at end of period	$275	$689

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

The accompanying consolidated financial statements are unaudited and have been prepared from the books and records of Lyondell Chemical Company and its subsidiaries in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. For further information, refer to the audited consolidated financial statements and notes thereto included in the Lyondell Chemical Company Annual Report on Form 10-K for the year ended December 31, 2005. Certain previously reported amounts have been reclassified to conform to current period presentation.

2. Accounting and Reporting Changes

Effective January 1, 2006, Lyondell adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment using the modified prospective method and, consequently, has not adjusted results of prior periods. Lyondell previously accounted for these plans according to the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which it adopted in the first quarter 2003, using the prospective transition method. Lyondell’s application of SFAS No. 123 (revised 2004) had no material effect on its consolidated financial statements.

In September 2005, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board reached consensus on one issue of EITF Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty, that inventory purchase and sales transactions with the same counterparty that are entered into in contemplation of one another should be combined for purposes of applying Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions. The effect would be to reduce reported revenues and cost of sales for affected transactions. The consensus on this issue would apply to transactions entered into beginning in the second quarter 2006. Lyondell does not expect the application of EITF 04-13 to have a material effect on its consolidated financial statements.

3. Charges Related to Toluene Diisocyanate Plant

Lyondell ceased production of toluene diisocyanate (“TDI”) at the Lake Charles, Louisiana TDI plant and recognized a pretax charge of $195 million in the third quarter 2005 for the reduction of the carrying value of the TDI plant and related assets.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Charges Related to Toluene Diisocyanate Plant – (Continued)

The following table summarizes estimates of additional charges that Lyondell expects to recognize related to the Lake Charles TDI facility as well as actual costs incurred through March 31, 2006.

Millions of dollars	Facility Costs	Employee Termination Benefits	Other Costs	Total
Future charges estimated as of September 30, 2005	$35	$20	$10	$65
Reductions in estimates of future charges	(13)	(6)	(2)	(21)

Revised estimates of charges subsequent to September 30, 2005	22	14	8	44
Amounts settled during the three month periods ended:
December 31, 2005	(6)	—	(3)	(9)
March 31, 2006	(2)	(12)	—	(14)
Accrued liabilities as of March 31, 2006	(2)	(2)	—	(4)

Estimate of remaining charges as of March 31, 2006	$12	$—	$5	$17

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

In addition, there are multiple commercial arrangements associated with the Lake Charles TDI facility for which the costs and timing of resolution cannot be determined at this time. The range of reasonably possible outcomes within which the present value of the costs of resolution of such commercial arrangements may fall is between $0 and $160 million; however, these costs are not expected to be in the upper portion of that range.

4. Investment in PO Joint Ventures

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

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Investment in PO Joint Ventures – (Continued)

Changes in Lyondell’s investment in the U.S. and European PO joint ventures for the three months ended March 31, 2005 and 2006 are summarized as follows:

Millions of dollars	U.S. PO Joint Venture	European PO Joint Venture	Total PO Joint Ventures
Investment in PO joint ventures – January 1, 2005	$541	$297	$838
Cash contributions (distributions)	4	(4)	—
Depreciation and amortization	(8)	(3)	(11)
Effect of exchange rate changes	—	(13)	(13)

Investment in PO joint ventures – March 31, 2005	$537	$277	$814

Investment in PO joint ventures – January 1, 2006	$518	$258	$776
Cash contributions	12	2	14
Depreciation and amortization	(8)	(3)	(11)
Effect of exchange rate changes	—	7	7

Investment in PO joint ventures – March 31, 2006	$522	$264	$786

5. Equity Interest in LYONDELL-CITGO Refining LP

Lyondell’s refining operations are conducted through its joint venture ownership interest in LYONDELL-CITGO Refining LP (“LCR”). Lyondell has a 58.75% interest in LCR, while CITGO Petroleum Corporation (“CITGO”) has a 41.25% interest. On April 6, 2006, Lyondell and CITGO announced the signing of a letter of intent to jointly explore the sale of LCR.

Because the partners jointly control certain key management decisions, including approval of the strategic plan, capital expenditures and annual budget, issuance of debt and the appointment of executive management of the partnership, Lyondell accounts for its investment in LCR using the equity method. As a partnership, LCR is not subject to federal income taxes.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Equity Interest in LYONDELL-CITGO Refining LP – (Continued)

Lyondell’s investment in and receivable from LCR consisted of the following:

Millions of dollars	March 31, 2006	December 31, 2005
Investment in LCR	$(46)	$(90)
Note receivable from LCR	229	229
Interest receivable	50	47

Investment in and receivable from LCR	$233	$186

Summarized financial information for LCR is as follows:

	March 31,	December 31,
Millions of dollars	2006	2005
BALANCE SHEETS
Total current assets	$458	$418
Property, plant and equipment, net	1,359	1,328
Other assets	81	86

Total assets	$1,898	$1,832

Current liabilities	$865	$805
Long-term debt	438	439
Loans payable to partners	264	264
Other liabilities	115	113
Partners’ capital	216	211

Total liabilities and partners’ capital	$1,898	$1,832

	For the three months ended
	March 31,
Millions of dollars	2006	2005
STATEMENTS OF INCOME
Sales and other operating revenues	$2,094	$1,536
Cost of sales	1,915	1,406
Selling, general and administrative expenses	17	12

Operating income	162	118
Interest expense, net	(11)	(8)

Net income	$151	$110

SELECTED ADDITIONAL INFORMATION
Depreciation and amortization	$31	$28
Expenditures for property, plant and equipment	60	34

LCR’s selling, general and administrative expenses for the three months ended March 31, 2006 include an $8 million charge representing reimbursement to Lyondell of legal fees and expenses paid by Lyondell on behalf of LCR in connection with the settlement discussed below.

Lyondell’s income from its investment in LCR presented in the Consolidated Statements of Income consists of Lyondell’s share of LCR’s net income and accretion of Lyondell’s investment in LCR up to its underlying equity in LCR’s net assets. At March 31, 2006, Lyondell’s underlying equity in LCR’s net assets exceeded its investment in LCR by approximately $245 million. This difference is being recognized in income at an annual rate of $8 million.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Equity Interest in LYONDELL-CITGO Refining LP – (Continued)

For the three months ended March 31, 2006, Lyondell’s income includes $74 million in “Other income, net” representing the net payments received by Lyondell, including the reimbursement of legal fees and expenses from LCR referred to above, in settlement of all disputes among Lyondell, CITGO and PDVSA and their respective affiliates. See also the “Crude Supply Agreement” section of Note 12.

6. Accounts Receivable

Lyondell has four-year, accounts receivable sales facilities of $150 million and $600 million, relating to LCC and Equistar, respectively, that mature in November 2010. Pursuant to these facilities, Lyondell sells, through two wholly-owned, bankruptcy-remote subsidiaries, on an ongoing basis and without recourse, interests in pools of domestic accounts receivable to financial institutions participating in the facilities. Lyondell is responsible for servicing the receivables. The outstanding amount of receivables sold under the facilities was $275 million as of March 31, 2006 and December 31, 2005.

7. Inventories

Inventories consisted of the following components:

Millions of dollars	March 31, 2006	December 31, 2005
Finished goods	$1,105	$985
Work-in-process	116	118
Raw materials	428	338
Materials and supplies	216	216

Total inventories	$1,865	$1,657

8. Property, Plant and Equipment and Goodwill

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows:

Millions of dollars	March 31, 2006	December 31, 2005
Land	$125	$125
Manufacturing facilities and equipment	9,012	9,154
Construction in progress	229	215

Total property, plant and equipment	9,366	9,494
Less accumulated depreciation	(2,872)	(2,964)

Property, plant and equipment, net	$6,494	$6,530

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Property, Plant and Equipment and Goodwill – (Continued)

Depreciation and amortization expense is summarized as follows:

	For the three months ended March 31,
Millions of dollars	2006	2005
Property, plant and equipment	$134	$133
Investment in PO joint ventures	11	11
Turnaround costs	16	14
Software costs	10	10
Other	10	10

Total depreciation and amortization	$181	$178

Lyondell’s goodwill decreased from $2,245 million at December 31, 2005 to $2,230 million at March 31, 2006 as a result of a tax settlement related to the PO and related products (“PO&RP”) segment.

9. Accounts Payable

Accounts payable at March 31, 2006 and December 31, 2005, included liabilities in the amounts of $18 million and $16 million, respectively, for checks issued in excess of associated bank balances but not yet presented for collection.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Long-Term Debt

Lyondell’s long-term debt includes credit facilities and debt obligations maintained by Lyondell’s wholly-owned subsidiaries, Equistar and Millennium, and by LCC. In some situations, such as references to financial ratios, the context may require that “LCC” refer to Lyondell Chemical Company and its consolidated subsidiaries other than Equistar and Millennium. LCC has not guaranteed the subsidiaries’ credit facilities or debt obligations, except for Equistar’s 7.55% Debentures due 2026 in the principal amount of $150 million.

Long-term debt consisted of the following:

Millions of dollars	March 31, 2006	December 31, 2005
Bank credit facilities:
LCC $475 million senior secured revolving credit facility	$—	$—
Equistar $400 million inventory-based revolving credit facility	—	—
Millennium $150 million senior secured revolving credit facilities	—	—
Millennium $100 million Australian senior secured term loan due 2010	98	99
Millennium €60 million U.K. asset-based revolving credit facility	—	—

LCC notes and debentures:
Senior Secured Notes, Series A due 2007, 9.625%	849	899
Senior Secured Notes due 2008, 9.5% ($3 million of discount)	427	426
Senior Secured Notes due 2012, 11.125% ($1 million of discount)	277	277
Senior Secured Notes due 2013, 10.5%	325	325
Debentures due 2010, 10.25%	100	100
Debentures due 2020, 9.8% ($1 million of discount)	224	224
Senior Subordinated Notes due 2009, 10.875%	500	500

Equistar notes and debentures:
Senior Notes due 2008, 10.125% ($24 million of premium)	724	725
Senior Notes due 2011, 10.625% ($30 million of premium)	730	733
Debentures due 2026, 7.55% ($15 million of discount)	135	135
Notes due 2006, 6.5%	—	150
Notes due 2009, 8.75% ($1 million of discount)	599	599

Millennium notes and debentures:
Senior Notes due 2006, 7%	9	161
Senior Notes due 2008, 9.25% ($32 million of premium)	405	500
Senior Debentures due 2026, 7.625% ($3 million of premium)	252	252
Convertible Senior Debentures due 2023, 4% ($15 million of premium)	165	166
Other debt	16	22

Total	5,835	6,293
Less current maturities	(21)	(319)

Long-term debt	$5,814	$5,974

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Long-Term Debt – (Continued)

In January 2006, a U.K. subsidiary of Millennium entered into a new €60 million, five-year, revolving credit facility, which, subject to permitted liens, is generally secured by the subsidiary’s inventory, accounts receivable and certain other assets. Availability under the U.K. facility, which was €49 million, or approximately $60 million, at March 31, 2006, gave effect to the borrowing base as determined using a formula applied to accounts receivable and inventory balances and was reduced to the extent of borrowing and outstanding letters of credit provided under the facility. At March 31, 2006, there were no outstanding letters of credit under the facility. The U.K. facility bears interest between LIBOR plus 1.25% and LIBOR plus 1.75%.

During the three months ended March 31, 2006, Equistar repaid the $150 million of 6.5% Notes outstanding, which matured in February 2006, and Millennium completed a cash tender offer for its 7% Senior Notes due 2006, purchasing $149 million principal amount of the notes and paying a premium of $2 million. In addition, Millennium purchased $85 million principal amount of the 9.25% Senior Notes due 2008, paying a premium of $5 million, and LCC purchased $50 million principal amount of the 9.625% Senior Secured Notes, Series A due 2007, paying a premium of $2 million.

As of March 31, 2006, based on a quarterly test related to the price of Lyondell common stock, Millennium’s 4% Convertible Senior Debentures were convertible into Lyondell common stock at a conversion rate of 72.0183 Lyondell shares per one thousand dollar principal amount of the Debentures. The principal amount of Debentures converted into shares of Lyondell common stock as of March 31, 2006 was not significant.

Current maturities of long-term debt at March 31, 2006 were $21 million. At December 31, 2005, current maturities of long-term debt included $150 million of Equistar’s 6.5% Notes due 2006, $158 million of Millennium’s 7% Senior Notes due 2006 and other debt of $11 million.

Amortization of debt premiums, including adjustments to fair values included in accounting for the acquisition of Millennium, and debt issuance costs resulted in a net credit of $5 million and $9 million for the three-month periods ended March 31, 2006 and 2005, respectively, that were included in interest expense in the Consolidated Statements of Income.

11. Pension and Other Postretirement Benefits

Net periodic pension costs included the following components for the three months ended March 31:

	2006		2005
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$12	$4	$11	$4
Interest cost	21	6	21	6
Recognized return on plan assets	(20)	(5)	(19)	(5)
Amortization	6	1	5	1

Net periodic pension benefit cost	$19	$6	$18	$6

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Pension and Other Postretirement Benefits – (Continued)

Net periodic other postretirement benefit costs, which are provided to U.S. employees, included the following components for the three months ended March 31:

Millions of dollars	2006	2005
Service cost	$1	$1
Interest cost	3	3
Amortization	(1)	—

Net periodic benefit cost	$3	$4

12. Commitments and Contingencies

Crude Supply Agreement—Under the Crude Supply Agreement with PDVSA Oil (“CSA”), generally, PDVSA Oil is required to sell and LCR is required to purchase 230,000 barrels per day of heavy, high sulfur crude oil, which constitutes approximately 86% of LCR’s refining capacity of 268,000 barrels per day of crude oil.

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

LCR has consistently contested the validity of the reductions in deliveries by PDVSA Oil and PDVSA under the CSA. In February 2002, LCR filed a lawsuit against PDVSA and PDVSA Oil in connection with the force majeure declarations. PDVSA filed a subsequent lawsuit against LCR in October 2005 in the same court, related to that action, which alleged breach of the CSA. On April 6, 2006, the parties announced the settlement of these disputes and other disputes among the parties and their respective affiliates, and, on April 10, 2006, the lawsuits were dismissed.

From time to time, Lyondell and PDVSA have had discussions covering both a restructuring of the CSA and a broader restructuring of the LCR partnership. Lyondell is unable to predict whether changes in either arrangement will occur. In connection with settlement of the lawsuits mentioned in the preceding paragraph, the resolution of other issues among the parties and their affiliates, and the receipt by Lyondell of a payment of $80 million from CITGO, Lyondell and CITGO announced the signing of a letter of intent to jointly explore the sale of LCR. Subject to rights of first offer and first refusal, the partners each have a right to transfer their interests in LCR to unaffiliated third parties in certain circumstances. If neither CITGO, PDVSA Oil nor their affiliates were a partner in LCR, PDVSA Oil would have an option to terminate the CSA. In addition, LCR’s credit facility would be repaid and terminated as part of any sale of LCR.

Leased Facility—Lyondell has an ethylene facility in Lake Charles, Louisiana, which has been idled since the first quarter of 2001, pending sustained improvement in market conditions. The facility and land, which are included in property, plant and equipment at a net book value of $135 million, are leased from Occidental Chemical Corporation, a subsidiary of Occidental Petroleum Corporation (together with its subsidiaries and affiliates, collectively (“Occidental”). In May 2003, Equistar and Occidental entered into a new one-year lease, which had renewal provisions for two additional one-year periods at either party’s option. Equistar exercised the second one-year renewal option that expires in May 2006. If the Lake Charles lease terminates, Occidental will either (1) allow Lyondell or its designee to acquire, operate or receive the benefit of operating the Lake Charles facility, (2) pay Lyondell or its designee $75 million in cash or (3) transfer or pay to Lyondell or its designee 5.4 million shares of Lyondell common stock or the sale proceeds from 5.4 million shares of Lyondell common stock, or a combination of both, if the value is greater than $75 million. Lyondell expects that the lease will be renewed.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Commitments and Contingencies – (Continued)

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

Environmental Remediation—Lyondell’s accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $195 million as of March 31, 2006. The remediation expenditures are expected to occur over a number of years, and not to be concentrated in any single year. In the opinion of management, there is no material estimable range of reasonably possible loss in excess of the liabilities recorded for environmental remediation. However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in investigations by regulatory agencies, could require Lyondell to reassess its potential exposure related to environmental matters.

The following table summarizes the activity in Lyondell’s accrued environmental liability for the three-month periods ended March 31:

Millions of dollars	2006	2005
Balance at January 1	$194	$147
Additional accruals	4	—
Amounts paid	(3)	(2)
Adjustments to purchase price allocation	—	2
Other	—	(2)

Balance at March 31	$195	$145

The liabilities for individual sites range from less than $1 million to $104 million. The $104 million liability relates to the Kalamazoo River Superfund Site.

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

As of March 31, 2006, the probable future remediation spending associated with the river cannot be determined with certainty. Although the KRSG study identified a broad range of remedial options, not all of those options would represent reasonably possible outcomes. Management does not believe that it can identify a single remedy among

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Commitments and Contingencies – (Continued)

those options that would represent the highest-cost reasonably possible outcome. However, in 2004, Lyondell recognized a liability representing Millennium’s interim allocation of 55% of the $73 million total of estimated cost of bank stabilization, recommended as the preferred remedy in 2000 by the KRSG study, and of certain other costs. At both March 31, 2006 and December 31, 2005, the balance of this liability, net of related spending, was $57 million.

In addition, in 2004, Lyondell recognized a liability primarily related to Millennium’s estimated share of remediation costs for two former paper mill sites and associated landfills, which are also part of the Kalamazoo River Superfund Site. The liability was increased in the first three months of 2006 by $2 million to reflect new information obtained during the period regarding the probable costs associated with the remediation activity. At March 31, 2006 and December 31, 2005, the balance of the liability, net of related spending, was $47 million and $46 million, respectively. Although no final agreement has been reached as to the ultimate remedy for these locations, Millennium has begun remediation activity related to these sites.

Millennium’s ultimate liability for the Kalamazoo River Superfund Site will depend on many factors that have not yet been determined, including the ultimate remedy selected, the determination of natural resource damages, the number and financial viability of the other PRPs, and the determination of the final allocation among the PRPs.

Also, based on additional information obtained during the first three months of 2006 regarding Millennium remediation liabilities related to Millennium sites other than the Kalamazoo River Superfund Site, Lyondell increased the estimated remediation liabilities for those sites by $2 million. The balance of these liabilities at March 31, 2006 and December 31, 2005 was $66 million and $65 million, respectively.

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

The federal Energy Policy Act of 2005, which was enacted in the U.S. in August 2005, does not phase-down or ban the use of MTBE. However, the Act eliminates the oxygen standard for reformulated fuels, effective May 6, 2006, and also contains a renewable fuel standard that mandates the use of ethanol in gasoline. As a result of the elimination of the oxygen standard for reformulated fuels, some companies are no longer using MTBE or any other oxygenate. Various U.S. states have banned or are considering banning the use of MTBE. For example, California, Connecticut and New York banned MTBE, effective January 2004, and New Jersey banned MTBE, effective January 2009. In addition, at this time, the majority of refiners and blenders have discontinued the use of MTBE in the U.S. In addition to decisions by refiners and blenders to discontinue use of MTBE, at this time some common carrier pipelines and terminals also have indicated an intention to discontinue handling gasoline containing MTBE. It is not clear whether these actions by pipelines and terminals are consistent with legal or regulatory requirements.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Commitments and Contingencies – (Continued)

The combination of these actions is negatively affecting U.S. MTBE demand. Lyondell’s North American MTBE business accounted for approximately $1.4 billion of Lyondell’s revenues in 2005. At this time, Lyondell cannot predict the full impact that the U.S. federal legislation, state governmental initiatives and bans, and these commercial actions will have on MTBE margins or volumes longer term. Lyondell intends to continue marketing its U.S.-produced MTBE either in the U.S. or outside of the U.S. However, should it become necessary or desirable to significantly reduce MTBE production as a result of state bans or the commercial decisions by refiners, blenders, pipelines and terminals to discontinue use or handling of MTBE, Lyondell has or will have the flexibility to produce alternative gasoline blending components, such as iso-octane, iso-octene (also known as “di-isobutylene”) or ETBE. Lyondell is installing equipment at its Channelview, Texas facility that will provide Lyondell with the flexibility to produce either di-isobutylene or MTBE at that facility, and this flexibility will be in place later in 2006. The current estimated cost of converting this facility to di-isobutylene production is less than $25 million. In addition, Lyondell’s U.S.-based and European-based MTBE plants can produce ETBE and Lyondell has produced and sold ETBE in Europe to address Europe’s growing demand for biofuels. Conversion and product decisions will be influenced by further regulatory and market developments. The profit contribution related to the non-ether alternative gasoline blending components is likely to be lower than that historically realized on MTBE. In addition, there are higher distribution costs and import duties associated with exporting MTBE outside of the U.S., and the increased supply of MTBE may reduce profitability of MTBE in these export markets.

In addition, these actions by pipelines, terminals, refiners and blenders are expected to cause LCR to reduce its production and sales of finished gasoline products, which could negatively impact LCR’s revenues. Although LCR will offset a portion of these reductions by producing and selling the component products, LCR faces constraints in doing so in the near term and the revenues from sales of component products may not completely offset the lost revenues related to the decreased sales of finished gasoline products.

Litigation—On April 8, 2005, Lyondell filed a lawsuit in Pennsylvania against BASF Corporation (“BASF”) seeking declaratory judgment to resolve a commercial dispute regarding the interpretation of various provisions of a propylene oxide sales contract. On April 12, 2005, BASF filed a lawsuit in New Jersey against Lyondell asserting various claims relating to alleged breaches of the same propylene oxide sales contract and seeking damages in excess of $100 million. In September 2005, BASF’s motion to dismiss Lyondell’s declaratory judgment action in Pennsylvania was granted, and Lyondell has decided not to appeal that ruling. The lawsuit that BASF filed in New Jersey is proceeding. The parties have been ordered to mediation by the court. Management believes that it has valid defenses to all claims and is vigorously defending them. Management does not expect the resolution of the claims to result in any material adverse effect on the financial position, liquidity or results of operations of Lyondell.

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

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Commitments and Contingencies – (Continued)

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

Indemnification—Lyondell and its joint ventures are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation of joint ventures. For example, Lyondell entered into indemnification arrangements in connection with the transfer of assets and liabilities from Atlantic Richfield Company to Lyondell prior to Lyondell’s initial public offering, in connection with Lyondell’s acquisition of the outstanding shares of ARCO Chemical Company and in connection with the formation of LCR; Equistar and its owner companies (including Lyondell and Millennium) entered into indemnification arrangements in connection with the formation of Equistar; and Millennium entered into indemnification arrangements in connection with its demerger from Hanson plc. Pursuant to these arrangements, Lyondell and its joint ventures provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions. These indemnification arrangements typically include provisions pertaining to third party claims relating to environmental and tax matters and various types of litigation. As of March 31, 2006, Lyondell has not accrued any significant amounts for such indemnification obligations, other than amounts under tax sharing agreements that have been reflected in the provision for income taxes, and is not aware of other circumstances that would be likely to lead to significant future indemnification claims against Lyondell. Lyondell cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.

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

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Per Share Data

Basic earnings per share for the periods presented is computed based upon the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share also include the effect of outstanding stock options and warrants and restricted stock. Additionally, diluted earnings per share for the three months ended March 31, 2006 and 2005 include the effect of the assumed conversion of Millennium’s 4% Convertible Senior Debentures into Lyondell common stock.

Earnings per share data and dividends declared per share of common stock were as follows:

	For the three months ended
	March 31,
In millions	2006	2005
Net income	$290	$254
After-tax interest expense on 4% Convertible Senior Debentures	1	—

Net income assuming conversion of 4% Convertible Senior Debentures	$291	$254

In millions of shares
Basic weighted average shares	246.9	244.5
Effect of dilutive securities:
4% Convertible Senior Debentures	10.8	10.5
Stock options, warrants and restricted stock	1.6	4.8

Dilutive potential shares	259.3	259.8

Earnings per share:
Basic	$1.18	$1.04
Diluted	1.12	0.98

Antidilutive stock options and warrants in millions	6.2	—

Dividends declared per share of common stock	$0.225	$0.225

14. Share-Based Compensation

Under Lyondell’s Amended and Restated 1999 Incentive Plan (the “Incentive Plan”), Lyondell has granted awards of performance units, restricted stock and stock options to certain employees. Restricted stock and stock option awards are also made to directors under other incentive plans. In addition, Lyondell issues phantom restricted stock, phantom stock options and performance units to certain other employees under other incentive plans. The Incentive Plan authorized total shares available for grant under the plan of 26 million shares of common stock. As of March 31, 2006, 12,036,136 shares remained available for grant with 6,002,005 shares available for future awards of restricted stock or performance units, to the extent settled in shares of common stock, and 1 million shares available for incentive stock option grants.

For the three months ended March 31, 2006, these awards resulted in a net credit to income of $7 million, or $5 million after tax, which includes vesting during the period and changes in valuation of previously vested awards.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Share-Based Compensation – (Continued)

Performance Units—Under the performance unit arrangements, employees may earn a cash amount equal to the value of a target number of shares of Lyondell common stock with that number adjusted for shareholder return, unless Lyondell’s Board of Directors determines to pay the performance units under the Incentive Plan in shares of common stock. The actual payout compared to target is based on Lyondell’s three-year cumulative total shareholder return (common stock price growth plus dividends) relative to a chemical industry peer group. The payout can range from 0% to 200% of the target number of performance units. Performance units are accounted for as a liability award with compensation cost recognized ratably over the performance period.

At January 1, 2006, the number of performance units outstanding was equivalent to 3,287,838 shares, at the estimated payout level or “at target.” During the three months ended March 31, 2006, Lyondell granted 905,616 units, 1,411,635 units vested, none were forfeited, and cash payments of $68 million were distributed to participants. At March 31, 2006, 2,781,819 units were outstanding and the value of the related liability was $22 million.

Stock Options—Stock options are granted with an exercise price of at least 100% of fair market value, have a contractual term of ten years and vest at a rate of one-third per year over three years, with accelerated vesting upon death, disability, retirement or change in control.

The following table summarizes stock option activity for the three months ended March 31, 2006 in thousands of shares:

	Shares	Price	Weighted - Average Remaining Term	Aggregate Intrinsic Value
Outstanding at beginning of year	8,336	$15.66
Granted	665	24.52

Exercised	(144)	13.36
Cancelled	(6)	24.98

Outstanding at March 31, 2006	8,851	16.36	6 years	$31

Exercisable at March 31, 2006	7,888	15.20	5 years	$37

The total intrinsic value of options exercised during the three-month period ended March 31, 2006 was $1 million and the related tax benefit was less than $1 million.

The fair value of each option award is estimated, based on several assumptions, on the date of grant using the Black-Scholes option valuation model. Upon adoption of SFAS No. 123 (revised), Lyondell modified its methods used to determine these assumptions based on the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107. The fair value and the assumptions used for the 2006 grants are shown in the table below.

Fair value per share of options granted	$6.23
Fair value assumptions:
Dividend yield	3.43%
Expected volatility	39.8%
Risk-free interest rate	4.53%
Expected term, in years	6

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Share-Based Compensation – (Continued)

Stock options are accounted for as equity instruments, and compensation cost is recognized using graded vesting over the three-year vesting period. As of March 31, 2006, the unrecognized compensation cost related to stock options was $6 million, which is expected to be recognized over a weighted-average period of 2 years.

Restricted Stock—Lyondell’s restricted stock arrangements under the Incentive Plan are divided equally into a restricted stock grant and an associated deferred cash payment. These restricted stock arrangements typically vest at a rate of one-third per year over three years, with accelerated vesting upon death, disability, retirement or change in control. The associated deferred cash award, paid when the shares of restricted stock vest, is equal to the fair market value of the restricted stock issued on the vesting date. Restricted stock is accounted for as an equity award, while the deferred cash component is accounted for as a liability award. Compensation expense, based on the market price of Lyondell stock at the date of the grant, is recognized using graded-vesting over the three-year vesting period. At March 31, 2006, 296,118 unvested shares of restricted stock were outstanding.

Phantom Awards—At March 31, 2006, the equivalent of 3,171,457 shares were outstanding under the phantom award arrangements. Phantom awards are accounted for as liability awards and compensation cost is recognized using graded-vesting over the three-year vesting period.

15. Comprehensive Income

The components of the comprehensive income (loss) were as follows:

	For the three months ended
	March 31,
Millions of dollars	2006	2005
Net income	$290	$254
Other comprehensive income (loss):
Foreign currency translation income (loss)	50	(112)
Derivative instruments	—	(2)

Total other comprehensive income (loss)	50	(114)

Comprehensive income	$340	$140

16. Segment and Related Information

Lyondell operates in four reportable segments:

•	Ethylene, co-products and derivatives (“EC&D”), primarily manufacturing and marketing of ethylene; its co-products, including propylene, butadiene and aromatics; and derivatives, including ethylene oxide, ethylene glycol, polyethylene and vinyl acetate monomer;

•	Propylene oxide and related products (“PO&RP”), including manufacturing and marketing of PO; co-products SM and TBA with its derivatives, MTBE and ETBE; PO derivatives, including propylene glycol, propylene glycol ethers and butanediol; and toluene diisocyanate;

•	Inorganic chemicals, primarily manufacturing and marketing of titanium dioxide and related products; and

•	Refining.

The refining segment consists of Lyondell’s equity investment in LCR (see Note 5).

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Segment and Related Information – (Continued)

Summarized financial information concerning reportable segments is shown in the following table for the three months ended:

Millions of dollars	EC&D	PO&RP	Inorganic Chemicals	Refining	Other	Total
March 31, 2006
Sales and other operating revenues:
Customer	$2,806	$1,583	$342	$—	$26	$4,757
Intersegment	346	61	—	—	(407)	—

	3,152	1,644	342	—	(381)	4,757

Operating income (loss)	299	117	20	—	(4)	432
Income (loss) from equity investments	—	(1)	—	91	—	90

March 31, 2005
Sales and other operating revenues:
Customer	$2,639	$1,461	$318	$—	$22	$4,440
Intersegment	335	62	—	—	(397)	—

	2,974	1,523	318	—	(375)	4,440

Operating income (loss)	392	89	21	—	(1)	501
Income from equity investments	—	1	—	67	—	68

Sales and other operating revenues and operating income in the “Other” column above include elimination of intersegment transactions and a business that is not a reportable segment.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Supplemental Guarantor Information

Lyondell Chemical Nederland, Ltd. (“LCNL”), Lyondell Chemical Technology L.P. (“LCTLP”) and a group of eight companies which hold the investment in LCTLP are guarantors (collectively “Guarantors”), jointly and severally, of the following LCC debt (see Note 10):

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

Equistar is the issuer of 7.55% Debentures due 2026, which are guaranteed by LCC.

The following condensed consolidating financial information present supplemental information as of March 31, 2006 and December 31, 2005 and for the three-month periods ended March 31, 2006 and 2005. In this note, LCC refers to the parent company, Lyondell Chemical Company.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As of March, 31, 2006

Millions of dollars	LCC	Guarantors	Equistar	Non- Guarantors	Eliminations	Consolidated
BALANCE SHEET

Inventories	$262	$80	$801	$727	$(5)	$1,865
Accounts receivable - affiliates	2,068	68	165	2,092	(4,393)	—
Other current assets	425	235	803	945	—	2,408
Property, plant and equipment, net	567	766	3,022	2,139	—	6,494
Investments and long-term receivables	6,391	469	59	1,377	(7,167)	1,129
Long-term receivables - affiliates	634	1,227	—	1,110	(2,971)	—
Goodwill, net	699	142	—	1,389	—	2,230
Other assets, net	211	66	332	193	—	802

Total assets	$11,257	$3,053	$5,182	$9,972	$(14,536)	$14,928

Current maturities of long-term debt	$—	$—	$—	$21	$—	$21
Accounts payable – affiliates	2,234	799	65	1,295	(4,393)	—
Other current liabilities	520	170	899	590	—	2,179
Long-term debt	2,702	—	2,160	952	—	5,814
Long-term payables – affiliates	1,108	764	—	1,099	(2,971)	—
Other liabilities	522	43	418	853	—	1,836
Deferred income taxes	874	158	—	586	—	1,618
Minority interests	—	—	1	162	—	163
Stockholders’ equity	3,297	1,119	1,639	4,414	(7,172)	3,297

Total liabilities and stockholders’ equity	$11,257	$3,053	$5,182	$9,972	$(14,536)	$14,928

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As of December 31, 2005

Millions of dollars	LCC	Guarantors	Equistar	Non- Guarantors	Eliminations	Consolidated
BALANCE SHEET

Inventories	$232	$68	$657	$708	$(8)	$1,657
Accounts receivable - affiliates	1,880	69	155	1,982	(4,086)	—
Other current assets	406	216	1,037	985	—	2,644
Property, plant and equipment, net	574	751	3,063	2,142	—	6,530
Investments and long-term receivables	6,163	464	61	1,153	(6,765)	1,076
Long-term receivables - affiliates	607	1,118	—	1,117	(2,842)	—
Goodwill, net	713	142	—	1,390	—	2,245
Other assets, net	216	66	347	199	—	828

Total assets	$10,791	$2,894	$5,320	$9,676	$(13,701)	$14,980

Current maturities of long-term debt	$—	$—	$150	$169	$—	$319
Accounts payable – affiliates	2,107	743	61	1,175	(4,086)	—
Other current liabilities	555	178	949	568	—	2,250
Long-term debt	2,751	—	2,161	1,062	—	5,974
Long-term payables – affiliates	1,022	754	—	1,066	(2,842)	—
Other liabilities	551	44	415	776	—	1,786
Deferred income taxes	797	156	—	510	—	1,463
Minority interests	—	—	1	179	—	180
Stockholders’ equity	3,008	1,019	1,583	4,171	(6,773)	3,008

Total liabilities and stockholders’ equity	$10,791	$2,894	$5,320	$9,676	$(13,701)	$14,980

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

For the Three Months Ended March 31, 2006

Millions of dollars	LCC	Guarantors	Equistar	Non- Guarantors	Eliminations	Consolidated
STATEMENT OF INCOME

Sales and other operating revenues	$980	$445	$3,036	$851	$(555)	$4,757
Cost of sales	890	407	2,670	829	(625)	4,171
Selling, general and administrative expenses	32	8	48	43	—	131
Research and development expenses	10	—	8	5	—	23

Operating income (loss)	48	30	310	(26)	70	432
Interest expense, net	(69)	—	(53)	(6)	—	(128)
Other income (expense), net	(3)	—	(1)	76	2	74
Income from equity investments	324	71	—	347	(652)	90
Intercompany income (expense)	(30)	20	—	10	—	—
(Provision for) benefit from income taxes	20	(46)	—	(152)	—	(178)

Net income	$290	$75	$256	$249	$(580)	$290

For the Three Months Ended March 31, 2005

Millions of dollars	LCC	Guarantors	Equistar	Non- Guarantors	Eliminations	Consolidated
STATEMENT OF INCOME

Sales and other operating revenues	$923	$457	$2,861	$737	$(538)	$4,440
Cost of sales	846	398	2,417	697	(574)	3,784
Selling, general and administrative expenses	32	7	50	43	—	132
Research and development expenses	9	—	8	6	—	23

Operating income (loss)	36	52	386	(9)	36	501
Interest expense, net	(95)	—	(54)	(9)	—	(158)
Other income (expense), net	(14)	3	—	(5)	2	(14)
Income from equity investments	321	41	—	400	(694)	68
Intercompany income (expense)	(33)	21	—	12	—	—
(Provision for) benefit from income taxes	39	(42)	—	(140)	—	(143)

Net income	$254	$75	$332	$249	$(656)	$254

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

For the Three Months Ended March 31, 2006

Millions of dollars	LCC	Guarantors	Equistar	Non- Guarantors	Eliminations	Consolidated
STATEMENT OF CASH FLOWS
Net cash provided by operating activities	$110	$68	$189	$345	$(449)	$263

Expenditures for property, plant and equipment	(5)	(5)	(22)	(16)	—	(48)
Distributions from affiliates in excess of earnings	1	—	—	—	(1)	—
Contributions and advances to affiliates	(37)	(2)	—	—	2	(37)
Loans to affiliates	—	(72)	—	(5)	77	—

Net cash used in investing activities	(41)	(79)	(22)	(21)	78	(85)

Repayment of long-term debt	(52)	—	(150)	(244)	—	(446)
Proceeds from notes payable to affiliates	77	—	—	—	(77)	—
Dividends paid	(56)	—	—	(38)	38	(56)
Proceeds from stock option exercises	2	—	—	—	—	2
Distributions to owners	—	—	(200)	(212)	412	—
Contributions from owners	—	2	—	—	(2)	—
Other	(1)	—	1	2	—	2

Net cash provided by (used in) financing activities	(30)	2	(349)	(492)	371	(498)

Effect of exchange rate changes on cash	—	1	—	1	—	2

Increase (decrease) in cash and cash equivalents	39	(8)	(182)	(167)	—	(318)
Cash and cash equivalents at beginning of period	63	25	215	290	—	593

Cash and cash equivalents at end of period	$102	$17	$33	$123	$—	$275

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

For the Three Months Ended March 31, 2005

Millions of dollars	LCC	Guarantors	Equistar	Non- Guarantors	Eliminations	Consolidated
STATEMENT OF CASH FLOWS
Net cash provided by (used in) operating activities	$(46)	$64	$134	$113	$(104)	$161

Expenditures for property, plant and equipment	(8)	(1)	(35)	(11)	—	(55)
Distributions from affiliates in excess of earnings	33	4	—	31	(33)	35
Contributions and advances to affiliates	(30)	—	—	—	—	(30)
Loans to affiliates	—	(49)	—	(38)	87	—
Other	—	—	3	—	—	3

Net cash used in investing activities	(5)	(46)	(32)	(18)	54	(47)

Repayment of long-term debt	(210)	—	(1)	—	—	(211)
Proceeds from notes payable to affiliates	87	—	—	—	(87)	—
Dividends paid	(55)	—	—	(37)	37	(55)
Proceeds from stock option exercises	34	—	—	—	—	34
Distributions to owners	—	—	—	(100)	100	—
Other	(8)	—	—	6	—	(2)

Net cash used in financing activities	(152)	—	(1)	(131)	50	(234)

Effect of exchange rate changes on cash	—	2	—	3	—	5

Increase (decrease) in cash and cash equivalents	(203)	20	101	(33)	—	(115)
Cash and cash equivalents at beginning of period	382	—	39	383	—	804

Cash and cash equivalents at end of period	$179	$20	$140	$350	$—	$689

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

In addition to comparisons of current operating results with the same period in the prior year, Lyondell has included, as additional disclosure, certain “trailing quarter” comparisons of first quarter 2006 operating results to fourth quarter 2005 operating results. Lyondell’s and its joint ventures’ businesses are highly cyclical, in addition to experiencing some less significant seasonal effects. Trailing quarter comparisons may offer important insight into the current business direction of Lyondell and its joint ventures.

References to industry benchmark prices or costs, including the weighted average cost of ethylene production, are generally to industry prices and costs reported by Chemical Marketing Associates, Incorporated (“CMAI”), except that crude oil and natural gas benchmark price references are to industry prices reported by Platts, a reporting service of The McGraw-Hill Companies.

OVERVIEW

General—Lyondell is a global chemical company that manufactures and markets a variety of basic chemicals and gasoline-blending components. Lyondell’s operations primarily comprise the ethylene, co-products and derivatives (“EC&D”) segment, the propylene oxide (“PO”) and related products (“PO&RP”) segment, the inorganic chemicals segment and the refining segment, consisting of Lyondell’s equity investment in LYONDELL-CITGO Refining LP (“LCR”), a joint venture with CITGO Petroleum Corporation (“CITGO”).

During the first quarter 2006, the chemical industry generally continued to experience favorable supply/demand conditions. Average crude oil and natural gas prices were significantly higher compared to the first quarter 2005 and resulted in higher average raw material and energy costs, which were largely offset by higher product prices.

On April 6, 2006, Lyondell and CITGO announced the signing of a letter of intent to jointly explore the sale of the LCR partnership. The companies also announced the settlement of all disputes among Lyondell, CITGO and Petróleos de Venezuela, S.A. (“PDVSA”) and their respective affiliates, including the litigation (see Note 12 to the Consolidated Financial Statements) concerning the refinery crude supply agreement (“CSA”), which settlement resulted in net payments of $74 million to Lyondell in the first quarter 2006.

Lyondell’s first quarter 2006 results reflected the benefit of the LCR-related settlement and, compared to the first quarter 2005, lower EC&D segment results, improvement in the PO&RP and refining segment operating results and lower interest expense.

In the EC&D segment, first quarter 2006 operating results reflected the effects of the significantly higher average crude oil and natural gas prices, which resulted in higher average raw material and energy costs that were not completely offset by higher average sales prices compared to the same quarter in 2005.

First quarter 2006 PO&RP segment operating results were comparable to the first quarter 2005, despite higher energy costs. Toluene diisocyanate (“TDI”) operating results improved as higher margins more than offset the effect of lower sales volumes resulting from Lyondell’s decision to cease TDI production at the Lake Charles, Louisiana plant late in 2005.

Operating results for the inorganic chemicals segment in the first quarter 2006 were negatively affected by higher energy and raw material costs compared to the first quarter 2005, which offset the benefit of higher product sales prices and volumes.

In the first quarter 2006, LCR’s refining operations reflected more efficient operations, a higher mix of premium product production and higher crude oil margins compared to the first quarter 2005.

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

The following table shows the average U.S. benchmark prices for crude oil and natural gas for the applicable three-month period, as well as benchmark U.S. sales prices for ethylene and propylene, which Lyondell produces and sells. Propylene is also a key raw material for Lyondell’s PO&RP business segment. The benchmark weighted average cost of ethylene production, which is reduced by co-product revenues, is based on CMAI’s estimated ratio of heavy liquid raw materials and NGLs used in U.S. ethylene production and is subject to revision. See the discussion of the EC&D segment’s operating results below for additional details.

	Average Benchmark Price and Percent
	Change Versus Prior Year Period Average
	For the three months ended
	March 31,		Percent Change
	2006	2005
Crude oil – dollars per barrel	63.30	49.65	27%
Natural gas – dollars per million BTUs	7.52	5.98	26%
Weighted average cost of ethylene production – cents per pound	29.86	23.33	28%
Ethylene – cents per pound	50.33	41.50	21%
Propylene – cents per pound	43.50	43.50	—

As indicated in the table above, benchmark crude oil and natural gas prices increased significantly, resulting in higher raw material and energy costs in the first quarter 2006 compared to the first quarter 2005.

RESULTS OF OPERATIONS

Lyondell’s wholly-owned operations include the EC&D, PO&RP and inorganic chemicals business segments. Lyondell’s activities in the refining business segment are conducted through its interest in LCR, which is accounted for using the equity method.

Revenues—Lyondell’s revenues of $4,757 million in the first quarter 2006 were 7% higher compared to revenues of $4,440 million in the first quarter 2005. The increase was primarily due to higher average product sales prices in each of Lyondell’s business segments, partially offset by the effect of lower sales volumes.

Cost of Sales—Lyondell’s cost of sales of $4,171 million in the first quarter 2006 were 10% higher compared to $3,784 million in the first quarter 2005. The increase was primarily a result of higher raw material and energy costs. Crude oil and natural gas prices averaged 27% and 26% higher, respectively, in the first quarter 2006 compared to the first quarter 2005.

Operating Income—Lyondell had operating income of $432 million in the first quarter 2006 and $501 million in the first quarter 2005. The decrease was primarily attributable to $93 million of lower operating results for Lyondell’s EC&D segment, which was partly offset by a $28 million increase in the operating results for the PO&RP segment. Operating results for each of Lyondell’s business segments are reviewed further in the “Segment Analysis” section below.

Interest Expense—Interest expense was $141 million in the first quarter 2006 and $169 million in the first quarter 2005. The decrease was primarily due to the net repayment of approximately $1.6 billion principal amount of debt since March 31, 2005, $437 million of which occurred in the first quarter 2006. Debt repayments during 2005 are discussed in the “Financing Activities” section under Item 7 of Lyondell’s Annual Report on Form 10-K for the year ended December 31, 2005. See the “Financing Activities” section of “Financial Condition” below for a description of the debt repayments during the first quarter 2006.

Other Income (Expense), Net—Other income, net, of $74 million in the first quarter 2006 represented the net payments received by Lyondell in settlement of all disputes among Lyondell, CITGO and PDVSA and their respective affiliates. See Note 12 to the Consolidated Financial Statements. Other expense, net, of $14 million in the first quarter 2005 included $12 million of charges related to the prepayment of $200 million of Lyondell’s 9.875% Senior Secured Notes, Series B.

Income from Equity Investment in LCR—Lyondell’s income from its equity investment in LCR was $91 million in the first quarter 2006 compared to $67 million in the first quarter 2005. LCR’s first quarter 2006 operating results include an $8 million charge, of which Lyondell’s 58.75% share is $5 million, representing reimbursement of legal fees and expenses that had been paid by Lyondell on behalf of LCR. LCR’s operating results are further reviewed in the discussion of the refining segment below.

Income Tax—The estimated annual effective tax rate for 2006 is 38% compared to the 36% estimated in the first quarter 2005. The estimated annual effective tax rate for 2006 is higher than the statutory rate due to the effects of non-U.S. operations, including the effect of French subsidiary losses with no related tax benefit.

Net Income—Lyondell’s net income was $290 million in the first quarter 2006 compared to $254 million in the first quarter 2005. The following table summarizes the major components contributing to income.

	For the three months ended March 31,
Millions of dollars	2006	2005
Operating income (loss) of:
EC&D segment	$299	$392
PO&RP segment	117	89
Inorganic chemicals segment	20	21
Other	(4)	(1)

Operating income	432	501
Income from equity investment in LCR	91	67
Proceeds from settlement	74	—
Interest expense, net	(128)	(158)
Other, net	(1)	(13)
Provision for income taxes	178	143

Net income	$290	$254

The increase in net income in the first quarter 2006 compared to the first quarter 2005 was primarily due to the benefit of net payments received by Lyondell in settlement of all disputes among Lyondell, CITGO and PDVSA and their respective affiliates. Lower operating results in the EC&D segment were substantially offset by higher operating results in the PO&RP segment, higher income from Lyondell’s equity investment in LCR and lower interest expense.

First Quarter 2006 versus Fourth Quarter 2005

First quarter 2006 net income of $290 million compares to $141 million in the fourth quarter 2005. The increase primarily reflected improvements in operating results for the refining, PO&RP and inorganic chemicals segments and lower interest expense totaling $145 million, after-tax, which were partly offset by the $37 million unfavorable effect of a higher tax rate in the first quarter 2006 and a decrease of $25 million, after-tax, in EC&D operating results. In addition, Lyondell had an after-tax benefit of $45 million related to the settlement of all disputes among Lyondell, CITGO and PDVSA and their respective affiliates. The operating results of each segment are reviewed in the “Segment Analysis” section below.

Segment Analysis

Lyondell businesses are primarily in four reportable segments: EC&D, PO&RP, inorganic chemicals and refining. Lyondell’s refining operations are conducted through its interest in LCR. The following tables reflect selected financial information for Lyondell’s reportable segments.

	For the three months ended
	March 31,
Millions of dollars	2006	2005
Sales and other operating revenues:
EC&D	$3,152	$2,974
PO&RP	1,644	1,523
Inorganic Chemicals	342	318
Other, including intersegment sales elimination	(381)	(375)

Total	$4,757	$4,440

Operating income (loss):
EC&D	$299	$392
PO&RP	117	89
Inorganic Chemicals	20	21
Other	(4)	(1)

Total	$432	$501

Income from equity investment in LCR (Refining Segment)	91	67

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

EC&D segment first quarter 2006 operating results reflected the effects of 27% higher average benchmark crude oil prices and 26% higher average benchmark natural gas prices compared to the first quarter 2005, which resulted in higher average raw material and energy costs that were not completely offset by higher average sales prices. As a result, average product margins were lower in the first quarter 2006 compared to the same quarter in 2005. U.S. market demand for ethylene and polyethylene in the first three months of 2006 decreased an estimated 5.2% and 1%, respectively, compared to the same period in 2005.

The following table sets forth the EC&D segment’s sales and other operating revenues, operating income and selected product sales volumes.

	For the three months ended
	March 31,
In millions	2006	2005
Sales and other operating revenues	$3,152	$2,974
Operating income	299	392

Sales Volumes, in millions
Ethylene and derivatives (pounds)	2,871	2,908
Polyethylene volumes included above (pounds)	1,333	1,337
Co-products, non-aromatic (pounds)	1,966	2,034
Aromatics (gallons)	89	102

Revenues—Revenues of $3,152 million in the first quarter 2006 were 6% higher compared to revenues of $2,974 million in the first quarter 2005, reflecting higher average sales prices. As noted in the table below, benchmark sales prices in the first quarter 2006 averaged higher for ethylene, were comparable for propylene and HDPE, and averaged lower for benzene compared to the 2005 period.

	Average Benchmark Price and Percent Change Versus Prior Year Period Average
	For the three months ended
	March 31,		Percent Change
	2006	2005
Ethylene – cents per pound	50.33	41.50	21%
Propylene – cents per pound	43.50	43.50	—
Benzene – cents per gallon	268.33	317.00	(15)%
HDPE – cents per pound	74.00	72.50	2%

Ethylene and derivative sales volumes in the first quarter 2006 were comparable to the first quarter 2005.

Operating Income—The EC&D segment had operating income of $299 million in the first quarter 2006 and $392 million in the first quarter 2005. The decrease of $93 million was primarily due to lower product margins reflecting the higher cost of raw materials, which was affected by the significantly higher crude oil and natural gas prices.

First Quarter 2006 versus Fourth Quarter 2005

The EC&D segment’s first quarter 2006 operating income was $299 million compared to operating income of $337 million in the fourth quarter 2005. The decrease was primarily due to a decrease in product margins as a result of lower average sales prices, partially offset by a decrease in raw material costs, and the effect of higher sales volumes. The lower raw material costs primarily reflected decreased NGL prices in the first quarter 2006 compared to the fourth quarter 2005. Sales volumes for ethylene and derivatives increased 3% compared to the fourth quarter 2005.

Propylene Oxide and Related Products Segment

Overview—The PO&RP segment manufactures and markets PO; PO derivatives, such as propylene glycol (“PG”), propylene glycol ethers (“PGE”), and butanediol (“BDO”); toluene diisocyanate (“TDI”); styrene and tertiary butyl alcohol (“TBA”) and its derivatives, MTBE and ethyl tertiary butyl ether (“ETBE”). Styrene and TBA are co-products of Lyondell’s two major PO production processes, referred to as PO/SM and PO/TBA.

PO and derivatives operating results in the first quarter 2006 were comparable to the first quarter 2005 as higher product sales prices offset the effect of higher energy costs attributable to the significantly higher average natural gas prices. TDI operating results improved as higher margins more than offset the effect of lower sales volumes resulting from Lyondell’s decision to cease TDI production at the Lake Charles, Louisiana plant late in 2005. Styrene and MTBE operating results in the first quarter 2006 were also comparable to the first quarter 2005.

The following table sets forth the PO&RP segment’s sales and other operating revenues, operating income, product sales volumes and average benchmark market prices for propylene.

	For the three months ended March 31,
Millions of dollars	2006	2005
Sales and other operating revenues	$1,644	$1,523
Operating income	117	89

Sales Volumes, in millions
PO and derivatives (pounds)	834	884
Co-products:
SM (pounds)	982	982
MTBE and other TBA derivatives (gallons)	297	283

Average Benchmark Price
Propylene:
United States – cents per pound	43.50	43.50
Europe – euros per metric ton	785	685

Revenues—Revenues of $1,644 million in the first quarter 2006 were 8% higher compared to revenues of $1,523 million in the first quarter 2005, primarily due to higher average sales prices, partially offset by lower sales volumes. Sales volumes for TDI and PO and derivatives were 29% and 6% lower, respectively, in the first quarter 2006 compared to the first quarter 2005. The lower TDI sales volumes were primarily due to Lyondell’s decision to cease TDI production at the Lake Charles, Louisiana plant late in 2005. Lower deicer sales volumes, as a result of warmer than usual winter weather, contributed to the lower PO and derivative sales volumes in the first quarter 2006.

Operating Income—The PO&RP segment had operating income of $117 million in the first quarter 2006 compared to $89 million in the first quarter 2005. Higher margins for TDI contributed approximately $10 million to the higher first quarter 2006 operating results compared to the same period in 2005. Product margins for PO and derivatives in the first quarter 2006 were comparable to the first quarter 2005 as higher product sales prices offset higher energy costs.

First Quarter 2006 versus Fourth Quarter 2005

The PO&RP segment had operating income of $117 million in the first quarter 2006 compared to operating income of $35 million in the fourth quarter 2005. The $82 million improvement was primarily due to an increase in TDI and PO and derivative profitability in the first quarter 2006. Higher TDI margins in the first quarter 2006 contributed to an improvement of approximately $40 million compared to the fourth quarter 2005, which included charges of $24 million related to the Lake Charles TDI plant shutdown. PO and derivatives results improved approximately $25 million due primarily to higher product margins compared to the fourth quarter 2005. Operating results for styrene and MTBE were relatively unchanged versus the fourth quarter 2005.

Inorganic Chemicals Segment

Overview—Lyondell’s inorganic chemicals segment consists of the titanium dioxide (“TiO2”) and related products businesses. In the first quarter 2006, the inorganic chemicals segment experienced moderately higher product sales volumes and prices compared to the first quarter 2005. Operating results for the segment were negatively affected by higher energy and raw material costs in the first quarter 2006, which more than offset the benefit of the higher product sales prices and volumes.

The following table sets forth the inorganic chemicals segment’s sales and other operating revenues, operating income and TIO2 sales volumes.

	For the three months ended
	March 31,
In millions	2006	2005
Sales and other operating revenues	$342	$318
Operating income	20	21

Sales Volumes
TiO2 (thousands of metric tons)	151	142

Revenues—Revenues of $342 million in the first quarter 2006 were 8% higher than the $318 million in the first quarter 2005 as a result of higher sales volumes and, to a lesser extent, higher average sales prices. Sales volumes in the first quarter 2006 were 6% higher than the first quarter 2005. The effect of higher average sales prices in the first quarter 2006 was partly offset by the unfavorable effect of translating sales denominated in foreign currencies into a stronger U.S. dollar compared to the same period in 2005.

Operating Income—The inorganic chemicals segment had operating income of $20 million in the first quarter 2006 compared to operating income of $21 million in the first quarter 2005. Operating income remained relatively unchanged as higher raw material and energy costs offset higher product sales prices and the effect of higher sales volumes. Higher energy costs reflected the higher natural gas prices.

First Quarter 2006 versus Fourth Quarter 2005

The inorganic chemicals segment had operating income of $20 million in the first quarter 2006 compared to an operating loss of $3 million in the fourth quarter 2005. The improvement in the first quarter 2006 was primarily the result of declining production costs per unit, including the effect of lower energy costs, as production levels increased compared to the fourth quarter 2005. The benefit of higher sales prices was offset by the effect of a 7% decrease in sales volumes, compared to the fourth quarter 2005.

Refining Segment

Overview—Lyondell’s activities in the refining segment are conducted through its interest in LCR. The following discussion of LCR’s operating results is on a 100% basis. LCR produces refined petroleum products, including gasoline, low sulfur diesel, jet fuel, aromatics and lubricants. PDVSA Petróleo, S.A. (“PDVSA Oil”) supplies heavy, high sulfur Venezuelan crude oil to LCR under a long-term crude supply agreement - see Note 5 and the “Crude Supply Agreement” section of Note 12 to the Consolidated Financial Statements. Under the CSA, LCR purchases 230,000 barrels per day of heavy, high sulfur crude oil, which constitutes approximately 86% of its rated crude oil refining capacity of 268,000 barrels per day. LCR generally purchases the balance of its crude oil requirements on the spot market. Profit margins on spot market crude oil tend to be more volatile than margins on CSA crude oil.

In the first quarter 2006, LCR’s results reflected more efficient operations, stronger diesel and gasoline markets leading to higher refining margins, higher crude oil and natural gas costs and lower aromatics margins compared to the first quarter 2005.

The following table sets forth LCR’s sales and other operating revenues, net income, sales volumes for refined products and crude processing rates for the periods indicated.

	For the three months ended
	March 31,
Millions of dollars	2006	2005
Sales and other operating revenues	$2,094	$1,536
Net income	151	110

Thousands of barrels per day
Refined products sales volumes:
Gasoline	113	117
Diesel and heating oil	105	88
Jet fuel	10	20
Aromatics	8	8
Other refined products	114	87

Total refined products sales volumes	350	320

Crude processing rates:
Crude Supply Agreement	221	219
Other crude oil	40	43

Total crude processing rates	261	262

Revenues—Revenues for LCR were $2,094 million in the first quarter 2006 compared to $1,536 million in the first quarter 2005. The 36% increase in the first quarter 2006 compared to the first quarter 2005 was primarily due to higher average refined product sales prices, which were driven largely by significantly higher crude oil prices, in the first quarter 2006, and a 9% increase in refined product sales volumes. Total crude processing rates were comparable in the first quarter 2006 and the first quarter 2005.

Net Income—LCR’s net income was $151 million in the first quarter 2006 compared to $110 million in the first quarter 2005. The increase in net income was due to more efficient operations, a higher mix of premium product production and higher CSA and spot crude oil margins that were only partly offset by higher natural gas costs and lower aromatics margins compared to the first quarter 2005.

First Quarter 2006 versus Fourth Quarter 2005

LCR’s net income was $151 million in the first quarter 2006 compared to a loss of $35 million in the fourth quarter 2005. Improved operating results in the first quarter 2006, compared to the fourth quarter 2005, primarily reflected higher crude oil processing rates which increased 54% as the refinery returned to full production late in the fourth quarter 2005. During the fourth quarter 2005, LCR lost production and incurred increased costs due to problems in restarting operations after Hurricane Rita. Lower natural gas prices during the first quarter 2006 also positively affected operating results compared to the fourth quarter 2005.

FINANCIAL CONDITION

Operating Activities—Operating activities provided cash of $263 million in the first quarter 2006 compared to $161 million in the first quarter 2005. The $102 million improvement reflects higher net income, including the cash received in settlement of certain disputes, and lower use of cash for increases in working capital.

Increases in the main components of working capital – accounts receivable, inventory and accounts payable – used cash of $188 million during the first quarter 2006 and $338 million in the first quarter 2005. The use in the first quarter 2006 reflected a $187 million increase in inventories, primarily reflecting a shift from liquids to higher usage of NGLs in the production of ethylene and planned increases in inventory levels in preparation for scheduled maintenance turnarounds at certain plants in the U.S. and Europe. The use of cash in the first quarter 2005 was primarily due to a $332 million increase in accounts receivable that reflected a decrease of $200 million in the utilization of the accounts receivable sales facilities and higher sales volumes in the last month of the first quarter of 2005.

Prior to January 2006, discounts were offered to certain customers for early payment for product. As a result, some receivable amounts were collected in December 2005 that otherwise would have been expected to be collected in January 2006. This included collections of $84 million in December 2005 related to receivables from Occidental Chemical Corporation, a subsidiary of Occidental Petroleum Corporation.

Investing Activities—Investing activities used cash of $85 million in the first quarter 2006 and $47 million in the first quarter 2005. The increase was primarily a result of $35 million of cash distributions in excess of earnings from LCR in the first quarter 2005 that did not recur in the first quarter of 2006.

The following table summarizes the capital expenditures of Lyondell and its principal joint ventures as well as their 2006 budgeted annual capital spending.

	Annual Budget 2006	For the three months ended March 31,
Millions of dollars		2006	2005
Capital expenditures – 100% basis:
Lyondell	$385	$48	$55
LCR	230	60	34

Capital expenditures – Lyondell proportionate share:
Lyondell – 100%	$385	$48	$55
LCR – 58.75%	135	35	20

Total capital expenditures	520	83	75
Contributions to European PO Joint Venture	5	2	—
Contributions to U.S. PO Joint Venture	14	12	3

Total capital expenditures and contributions to PO joint ventures	$539	$97	$78

The 2006 Lyondell capital budget includes spending for base plant support, projects to improve manufacturing efficiency and projects related to environmental and regulatory requirements, including air emission reductions and wastewater management. In addition to base support and air emission reductions, the LCR 2006 capital budget reflects spending for low sulfur fuel regulations.

The following table summarizes Lyondell’s cash distributions from and cash contributions to its principal joint venture affiliates:

	For the three months ended March 31,
Millions of dollars	2006	2005
Cash distributions from joint venture affiliates:
LCR	$70	$98
Other	—	4

Total distributions	70	102
Less: Distributions of earnings from affiliates	70	67

Distributions in excess of earnings from affiliates	$—	$35

Cash contributions to joint venture affiliates:
LCR	$23	$27
European PO Joint Venture	2	—
U.S. PO Joint Venture	12	3

Total	$37	$30

Financing Activities—Financing activities used cash of $498 million in the first quarter 2006 and $234 million in the first quarter 2005. The increase was due primarily to higher debt repayments of $446 million in the first quarter 2006 compared to $211 million in the first quarter 2005.

In the first quarter 2006, Equistar repaid the $150 million of 6.5% Notes outstanding, which matured in February 2006, and Millennium completed a cash tender offer for its 7% Senior Notes due 2006, purchasing $149 million principal amount of the notes and paying a premium of $2 million. In addition, Millennium purchased $85 million principal amount of 9.25% Senior Notes due 2008, paying a premium of $5 million, and LCC purchased $50 million principal amount of 9.625% Senior Secured Notes, Series A due 2007, paying a premium of $2 million. In the first quarter 2005, LCC prepaid $200 million of the 9.875% Senior Secured Notes, Series B, and paid $10 million in prepayment premiums. Lyondell intends to continue to reduce debt as market conditions permit.

In the first quarter 2006, a U.K. subsidiary of Millennium entered into a new €60 million, five-year, revolving credit facility. See “Liquidity and Capital Resources” below.

Cash dividends of $0.225 per share of common stock were paid, totaling $56 million in the first quarter of 2006 and $55 million in the first quarter of 2005.

In the first quarter 2006 and 2005, proceeds from the exercise of stock options totaled $2 million and $34 million, respectively.

Liquidity and Capital Resources—Lyondell’s total debt, including current maturities, was $5.8 billion, or approximately 63% of total capitalization as of March 31, 2006. In addition, as of March 31, 2006 Lyondell’s LCR joint venture had $478 million of debt payable to parties other than Lyondell (see “Joint Venture Debt” and “LCR Liquidity and Capital Resources” below). Current maturities of long-term debt at March 31, 2006 totaled $21 million compared to $319 million at December 31, 2005. Since mid-2004, Lyondell has reduced the principal amount of debt through repayment by $2.1 billion, with $1.4 billion of the reduction occurring during 2005 and $437 million during the first quarter 2006. Scheduled maturities accounted for only $250 million of this reduction. Lyondell intends to continue to reduce debt as market conditions permit.

Lyondell’s ability to continue to pay or to refinance its debt will depend on future operating performance, which could be affected by general economic, financial, competitive, legislative, regulatory, business and other factors, many of which are beyond its control. However, Lyondell believes that conditions will be such that cash balances, cash generated from operating activities, cash distributions from LCR, Lyondell’s ability to move cash among its wholly-owned subsidiaries and funds from lines of credit will be adequate to meet anticipated future cash requirements, including scheduled debt repayments, necessary capital expenditures, ongoing operations and dividends.

Additionally, in April 2006, Lyondell and CITGO announced the signing of a letter of intent to jointly explore the sale of the LCR partnership. The sale could result in significant cash proceeds, which Lyondell would expect to use to reduce its debt. Additionally in April 2006, Lyondell was granted an arbitration award related to a commercial dispute with Bayer. The award was not reflected in first quarter 2006 earnings. It pertains to several issues related to the U.S. PO and PO technology joint ventures and included declaratory judgment in Lyondell’s favor concerning interpretation of the contract provisions at issue. Lyondell was awarded approximately $121 million, plus interest of approximately $23 million, through June 30, 2005. Additional amounts subject to finalization could include pre-award and post-award interest and attorney fees, costs and expenses. While Lyondell’s hurricane-related insurance claims are proceeding, given the magnitude of the task facing the insurance companies, Lyondell does not anticipate that the claims will be resolved prior to the third quarter 2006. Assuming successful resolution, the combined amount of all claim reimbursements to Lyondell could be as much as $80 million.

In the first quarter 2005, Standard & Poors (‘S&P”) upgraded LCC’s, Equistar’s and Millennium’s debt ratings from B+ to BB- and gave each entity a positive outlook. However, in February 2006, S&P placed its ratings for Millennium on Credit Watch with negative implications following a jury verdict against Millennium and other defendants. See the “Litigation” section of Note 12 to the Consolidated Financial Statements. In April 2006, S&P placed Lyondell’s and Equistar’s debt ratings on Credit Watch with positive implications as a result of the announced intent by Lyondell and CITGO to jointly explore the sale of LCR.

LCC has not guaranteed Equistar’s, Millennium’s or LCR’s credit facilities or debt obligations, except for $150 million of Equistar debt, consisting of the 7.55% Debentures due 2026. LCC’s credit facility generally limits investments by Lyondell in Equistar, Millennium and specified joint ventures unless certain conditions are satisfied. In addition, Millennium’s debt covenants restrict its ability to pay certain dividends to LCC. Some of Equistar’s indentures require additional interest payments to the note holders if Equistar makes distributions when its Fixed Charge Coverage Ratio, as defined, is less than 1.75 to 1. The level of debt and the limitations imposed on LCC, Equistar and Millennium by their respective current or future debt agreements, including the restrictions on their ability to transfer cash among the entities as further discussed below, could have significant consequences on Lyondell’s business and future prospects.

At March 31, 2006, Lyondell had cash on hand of $275 million, which included $99 million of cash held by Millennium that currently is not available for dividends to LCC and $33 million of cash held by Equistar. Lyondell’s total unused availability under various liquidity facilities of $1,338 million as of March 31, 2006 included the following:

•	$398 million under LCC’s amended and restated $475 million senior secured revolving credit facility, which matures in December 2009. Availability under the revolving credit facility is reduced to the extent of outstanding letters of credit provided under the credit facility, which totaled $77 million as of March 31, 2006. There was no outstanding borrowing under the revolving credit facility at March 31, 2006.

•	$85 million under LCC’s $150 million, four-year, accounts receivable sales facility. The agreement currently permits the sale of up to $135 million of total interest in domestic accounts receivable, which amount would decline by $35 million if LCC’s credit facility were fully drawn. The outstanding amount of receivables sold under the facility was $50 million as of March 31, 2006.

•	$708 million under Equistar’s $400 million inventory-based revolving credit facility and its $600 million accounts receivable sales facility, after giving effect to the borrowing base net of a $50 million unused availability requirement, the $225 million outstanding amount of accounts receivable sold under the accounts receivable sales facility at March 31, 2006 and $17 million of outstanding letters of credit under the revolving credit facility as of March 31, 2006. The borrowing base is determined using a formula applied to accounts receivable and inventory balances. The revolving credit facility requires that the unused available amounts under that facility and the $600 million accounts receivable sales facility equal or exceed $50 million, or $100 million if the Interest Coverage Ratio, as defined, at the end of any period of four consecutive fiscal quarters is less than 2:1. There was no outstanding borrowing under the revolving credit facility at March 31, 2006.

•	$122 million in total under Millennium’s $125 million U.S. and $25 million Australian secured revolving credit facilities, which mature in August 2010. Availability under the revolving credit facilities is reduced to the extent of outstanding letters of credit provided under the facilities. Letters of credit outstanding under the $125 million U.S. revolving credit facility at March 31, 2006 totaled $28 million. At March 31, 2006, there were no outstanding letters of credit under the $25 million Australian revolving credit facility, and there was no outstanding borrowing under either revolving credit facility.

•	€49 million, or approximately $60 million, under Millennium’s U.K. €60 million, five-year, revolving credit facility. Availability under the facility gives effect to the borrowing base, as determined using a formula applied to accounts receivable and inventory balances, and is reduced to the extent of outstanding borrowing and letters of credit provided under the facility. At March 31, 2006, there was no outstanding borrowing or letters of credit under the revolving credit facility.

LCC Debt and Accounts Receivable Sales Facility—LCC’s revolving credit facility, indentures and accounts receivable sales facility contain restrictive covenants. LCC’s credit facility also contains covenants that require the maintenance of specified financial ratios. These covenants, as well as debt guarantees, are described in Notes 10 and 15 to Lyondell’s Consolidated Financial Statements included in Lyondell’s Annual Report on Form 10-K for the year ended December 31, 2005. The potential impact of a breach of these covenants is discussed in “Liquidity and Capital Resources—Effects of a Breach” under Item 7 of Lyondell’s Annual Report on Form 10-K for the year ended December 31, 2005. There have been no changes in the terms of the covenants or the guarantees in the quarter ended March 31, 2006.

Equistar Debt and Accounts Receivable Sales Facility—Equistar’s inventory-based revolving credit facility, accounts receivable sales facility and indentures contain restrictive covenants. These covenants are described in Notes 10 and 15 to Lyondell’s Consolidated Financial Statements included in Lyondell’s Annual Report on Form 10-K for the year ended December 31, 2005. The potential impact of a breach of these covenants is discussed in “Liquidity and Capital Resources—Effects of a Breach” under Item 7 of Lyondell’s Annual Report on Form 10-K for the year ended December 31, 2005. There have been no changes in the terms of the covenants in the quarter ended March 31, 2006. The credit facility does not require the maintenance of specified financial ratios as long as certain conditions are met. Some of Equistar’s indentures require additional interest payments to the note holders if Equistar makes distributions when its Fixed Charge Coverage Ratio, as defined, is less than 1.75 to 1.

Millennium Debt—Millennium’s facilities and its indentures contain restrictive covenants. Pursuant to these provisions, Millennium is currently prohibited from making restricted payments, including paying certain dividends. Other than the U.K. facility, Millennium’s facilities also contain covenants that require the maintenance of specified financial ratios. These covenants, as well as debt guarantees, are described in Note 15 to Lyondell’s Consolidated Financial Statements included in Lyondell’s Annual Report on Form 10-K for the year ended December 31, 2005. The potential impact of a breach of these covenants is discussed in “Liquidity and Capital Resources—Effects of a Breach” under Item 7 of Lyondell’s Annual Report on Form 10-K for the year ended December 31, 2005. There have been no changes in the terms of the covenants or the guarantees in the quarter ended March 31, 2006. Millennium’s U.K. facility does not require the maintenance of specified financial ratios as long as certain conditions are met.

Millennium has outstanding $150 million aggregate principal amount of 4% Convertible Senior Debentures, which are due in 2023, unless earlier redeemed, converted or repurchased. The Debenture redemption terms are described in Lyondell’s Consolidated Financial Statements included in Lyondell’s Annual Report on Form 10-K for the year ended December 31, 2005. There were no changes in the redemption terms in the quarter ended March 31, 2006. As a result of Lyondell’s acquisition of Millennium, the Debentures are convertible into shares of Lyondell’s common stock or, at Lyondell’s discretion, equivalent cash or a combination thereof. As of March 31, 2006, based on a quarterly test related to the price of Lyondell common stock, the Debentures were convertible at a conversion rate of 72.0183 Lyondell shares per one thousand dollar principal amount of the Debentures. As of March 31, 2006, the amounts of Debentures converted into shares of Lyondell common stock was not significant.

Joint Venture Debt—At March 31, 2006, the outstanding debt of LCR to parties other than Lyondell was $478 million. That debt is not carried on Lyondell’s balance sheet because Lyondell has no obligation with respect to that debt. Although distribution to its owners of the earnings of LCR has represented a source of cash for Lyondell in recent years, the debt of LCR is not a source of liquidity or a capital resource for Lyondell. The ability of LCR to distribute cash to Lyondell may be affected by restrictive covenants in LCR’s credit facility. See “LCR Liquidity and Capital Resources” below.

Off-Balance Sheet Arrangements—Lyondell’s off-balance sheet arrangements are described in Item 7 of its Annual Report on Form 10-K for the year ended December 31, 2005. Lyondell’s off-balance sheet arrangements did not change materially in the quarter ended March 31, 2006.

LCR Liquidity and Capital Resources—LCR maintains a credit facility, consisting of a $450 million senior secured term loan facility and a $150 million senior secured revolving credit facility, which matures in May 2007. The facility is secured by substantially all of the assets of LCR and contains covenants that require LCR to maintain specified financial ratios covering Debt-to-Total-Capitalization, EBITDA-to-Interest Expense and Secured Debt-to- EBITDA, all as defined. The potential impact of a breach of these covenants is discussed in “LCR Liquidity and

Capital Resources” under Item 7 of Lyondell’s Annual Report on Form 10-K for the year ended December 31, 2005. The revolving credit facility, which was undrawn at March 31, 2006, is reduced to the extent of outstanding letters of credit provided under the credit facility, which totaled $13 million as of March 31, 2006. LCR’s credit facility would be repaid and terminated as part of any sale of LCR.

CURRENT BUSINESS OUTLOOK

The resumption of North American ethylene production in the industry during the first quarter 2006 after planned and unplanned outages is currently resulting in lower prices. Nonetheless, Lyondell expects strong underlying business conditions to result in industry operating rates in the mid-90% range over the course of the year and to offset the effects of volatility and current high prices in the energy markets. PO and derivatives markets have remained solid. Lyondell believes that ethylene and derivatives, PO and derivatives and inorganic chemicals are positioned for a strong 2006.

Refining industry supply conditions are expected to remain very tight as the summer driving season begins. However, most U.S. refiners have removed MTBE from their systems, and, in response, Lyondell is exporting most of its U.S. MTBE production. Globally, MTBE margins have followed typical seasonal trends. While Lyondell is not likely to achieve the same margins for MTBE in 2006 as in 2005, Lyondell expects to benefit in its other fuel-related products and through its investment in LCR.

ACCOUNTING AND REPORTING CHANGES

Effective January 1, 2006, Lyondell adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment using the modified prospective method and, consequently, has not adjusted results of prior periods. Lyondell previously accounted for these plans according to the provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Lyondell’s application of SFAS No. 123 (revised 2004) had no material effect on its consolidated financial statements.

In September 2005, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board reached consensus on one issue of EITF Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty, that inventory purchase and sales transactions with the same counterparty that are entered into in contemplation of one another should be combined for purposes of applying Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions. The effect would be to reduce reported revenues and cost of sales for affected transactions. The consensus on this issue would apply to transactions entered into beginning in the second quarter 2006. Lyondell does not expect the application of EITF 04-13 to have a material effect on its consolidated financial statements.

Item 3. Disclosure of Market Risk

Lyondell’s exposure to market risk is described in Item 7a of its Annual Report on Form 10-K for the year ended December 31, 2005. Lyondell’s exposure to market risk has not changed materially in the quarter ended March 31, 2006.

Item 4. Controls and Procedures

Lyondell performed an evaluation, under the supervision and with the participation of its management, including the President and Chief Executive Officer (principal executive officer) and Senior Vice President and Chief Financial Officer (principal financial officer), of the effectiveness of Lyondell’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2006. Based upon that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that Lyondell’s disclosure controls and procedures are effective.

There were no changes in Lyondell’s internal control over financial reporting that occurred during Lyondell’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, Lyondell’s internal control over financial reporting.

RATIO OF EARNINGS TO FIXED CHARGES

Lyondell’s computation of the ratio of earnings to fixed charges for the three months ended March 31, 2006 and 2005 and for the five-year period ended December 31, 2005 is reflected in the table below.

	For the three months ended March 31,		For the year ended December 31,
Millions of dollars, except ratio data	2006	2005	2005	2004	2003	2002	2001
Income (loss) from continuing operations before income taxes	$468	$397	$750	$77	$(481)	$(214)	$(228)
Fixed charges: (a)
Interest expense, gross	147	174	673	628	588	508	495
Portion of rentals representative of interest	21	19	79	63	59	51	44

Total fixed charges before capitalized interest	168	193	752	691	647	559	539
Capitalized interest	—	—	—	—	19	10	3

Total fixed charges including capitalized interest	168	193	752	691	666	569	541

Earnings before fixed charges	$636	$590	$1,502	$768	$166	$345	$311
Ratio of earnings to fixed charges (b)	3.8	3.1	2.0	1.1	—	—	—

(a)	Includes Lyondell’s share of fixed charges for LCR and Equistar.
(b)	In 2003, 2002 and 2001, earnings were insufficient to cover fixed charges by $481 million, $214 million and $228 million, respectively.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this report are “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements can be identified by words such as “estimate,” “believe,” “expect,” “anticipate,” “plan,” “budget” or other words that convey the uncertainty of future events or outcomes. Many of these forward-looking statements have been based on expectations and assumptions about future events that may prove to be inaccurate. While management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond Lyondell’s control. Lyondell’s or its joint ventures’ actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to:

•	the availability, cost and price volatility of raw materials and utilities,

•	the supply/demand balances for Lyondell’s and its joint ventures’ products, and the related effects of industry production capacities and operating rates,

•	the cyclical nature of the chemical and refining industries,

•	operating interruptions (including leaks, explosions, fires, weather-related incidents, mechanical failure, unscheduled downtime, supplier disruptions, labor difficulties, transportation interruptions, spills and releases and other environmental risks),

•	uncertainties associated with the U.S. and worldwide economies, including those due to political tensions in the Middle East and elsewhere,

•	legal, tax and environmental proceedings,

•	current and potential governmental regulatory actions in the U.S. and in other countries,

•	terrorist acts and international political unrest,

•	competitive products and pricing pressures,

•	risks of doing business outside the U.S., including foreign currency fluctuations,

•	access to capital markets,

•	technological developments, and

•	Lyondell’s ability to implement its business strategies, including the timing of, and value received in connection with, any potential sale of the LCR refinery.

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

All forward-looking statements in this Form 10-Q are qualified in their entirety by the cautionary statements contained in this section, elsewhere in this report and in Lyondell’s Annual Report on Form 10-K for the year ended December 31, 2005. See “Item1A. Risk Factors” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These factors are not necessarily all of the important factors that could affect Lyondell and its joint ventures. Use caution and common sense when considering these forward-looking statements. Lyondell does not intend to update these statements unless securities laws require it to do so.

In addition, this Form 10-Q contains summaries of contracts and other documents. These summaries may not contain all of the information that is important to an investor, and reference is made to the actual contract or document for a more complete understanding of the contract or document involved.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments with respect to Lyondell’s legal proceedings previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2005, except as described below:

Millennium—Together with alleged past manufacturers of lead-based paint and lead pigments for use in paint, Millennium has been named as a defendant in various legal proceedings alleging personal injury, property damage, and remediation costs allegedly associated with the use of these products. Millennium’s defense costs to date for lead-based paint and lead pigment litigation largely have been covered by insurance. Millennium has not accrued any liabilities for any lead-based paint and lead pigment litigation. Millennium has insurance policies that potentially provide approximately $1 billion in indemnity coverage for lead-based paint and lead pigment litigation. Millennium’s ability to collect under the indemnity coverage would depend upon, among other things, the resolution of certain potential coverage defenses that the insurers are likely to assert and the solvency of the various insurance carriers that are part of the coverage block at the time of such a request. As a result of insurance coverage litigation initiated by Millennium, an Ohio trial court issued a decision in 2002 effectively requiring certain insurance carriers to resume paying defense costs in the lead-based paint and lead pigment cases. Indemnity coverage was not at issue in the Ohio court’s decision. On February 23, 2006, certain Lloyd’s, London insurance underwriters filed a declaratory judgment action in the Supreme Court (trial court) of the State of New York against several of their policyholders, including Millennium, contesting their responsibility to provide insurance coverage for all of the lead-based paint and lead pigment cases. On March 14, 2006, Millennium filed a motion to dismiss the New York case in favor of the pre-existing Ohio action, and on April 27, 2006, the Supreme Court of the State of New York dismissed this case. In addition, on March 7, 2006, Millennium filed a motion to amend the complaint in the Ohio case referenced above that revived its Ohio state court litigation, seeking, among other relief, a declaratory judgment as to the responsibility of all of its insurance carriers for any judgments or settlements in connection with any lead-based paint and lead pigment litigation involving Millennium. On April 26, 2006, the judge granted Millennium’s motion to amend the complaint to include all insurance carriers. The insurance carriers have in the past and may in the future attempt to deny indemnity coverage if there is ever a settlement or a final, non-appealable adverse judgment in any lead-based paint or lead pigment case.

On February 7, 2005, the Circuit Court, Cook County, Illinois granted the defendants’ motion for summary judgment in Mary Lewis, Tashswan Banks and Jacqueline Nye v. Lead Industries Association, Inc., et al., which case was filed on March 14, 2002. On March 11, 2005, the plaintiffs filed a motion for reconsideration of the order granting summary judgment to the defendants and, on March 15, 2005, the plaintiffs served a motion for leave to file a third amended complaint. On March 18, 2005, both motions were denied. On March 23, 2005, the plaintiffs filed a notice of appeal, which was argued before the Illinois Appellate Court on January 11, 2006. On February 1, 2006, the Illinois Court of Appeals reversed the trial court’s decision and remanded the case to the trial court for further proceedings. On March 6, 2006, Millennium filed a petition for leave to appeal the Court of Appeals’ decision to the Illinois Supreme Court. In The County of Santa Clara, a political subdivision of the State of California, individually and on behalf of all those similarly situated v. Atlantic Richfield et al., commenced in the Santa Clara County, California, Superior Court on March 23, 2000, the court entered summary judgment on behalf of all defendants, and plaintiffs filed an appeal. On March 3, 2006, the California Court of Appeals reversed portions of the Superior Court’s decision and reinstated the plaintiffs’ claims alleging public nuisance, strict liability, negligence and fraud. The Court of Appeals affirmed the dismissal of plaintiffs’ claims for unfair business practices and the denial of plaintiffs’ motion to amend the complaint to include a trespass claim. On April 12, 2006, Millennium appealed the Court of Appeals’ decision and filed a petition for review with the California Supreme Court.

LCR—On February 1, 2002, LYONDELL-CITGO Refining LP (“LCR”), a joint venture between Lyondell and CITGO Petroleum Corporation (“CITGO”), filed a lawsuit against Petróleos de Venezuela, S.A. (“PDVSA”) and PDVSA Petróleo, S.A. (“PDVSA Oil”) in the United States District Court, Southern District of New York alleging that various force majeure declarations by PDVSA and PDVSA Oil since April 1998 were invalid and that PDVSA and PDVSA Oil breached the contracts related to the delivery of crude oil by PDVSA and PDVSA Oil to LCR. PDVSA filed a subsequent lawsuit against LCR on October 7, 2005 in the same court, related to that action, which alleged breach of the crude supply agreement. On April 6, 2006, the parties announced the settlement of these disputes and other disputes among the parties and their respective affiliates, and, on April 10, 2006, the lawsuits were dismissed. In connection with the aforementioned settlements, the resolution of other issues among the parties and their affiliates, and the receipt by Lyondell of a payment of $80 million from CITGO, Lyondell and CITGO announced the signing of a letter of intent to jointly explore the sale of LCR.

Item 1A. Risk Factors

There have been no material changes with respect to Lyondell’s risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2005, except as described below:

Legislative and other actions may reduce U.S. demand for MTBE and, therefore, Lyondell may produce less profitable alternative gasoline blending components instead, and LCR’s revenues may decline due to reduced sales of finished gasoline products.

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

The federal Energy Policy Act of 2005, which was enacted in the U.S. in August 2005, does not phase-down or ban the use of MTBE. However, the Act eliminates the oxygen standard for reformulated fuels, effective May 6, 2006, and also contains a renewable fuel standard that mandates the use of ethanol in gasoline. As a result of the elimination of the oxygen standard for reformulated fuels, some companies are no longer using MTBE or any other oxygenate. Various U.S. states have banned or are considering banning the use of MTBE. For example, California, Connecticut and New York banned MTBE, effective January 2004, and New Jersey banned MTBE, effective January 2009. In addition, at this time, the majority of refiners and blenders have discontinued the use of MTBE in the U.S. In addition to decisions by refiners and blenders to discontinue use of MTBE, at this time some common carrier pipelines and terminals also have indicated an intention to discontinue handling gasoline containing MTBE. It is not clear whether these actions by pipelines and terminals are consistent with legal or regulatory requirements.

The combination of these actions is negatively affecting U.S. MTBE demand. Lyondell’s North American MTBE business accounted for approximately $1.4 billion of Lyondell’s revenues in 2005. At this time, Lyondell cannot predict the full impact that the U.S. federal legislation, state governmental initiatives and bans, and these commercial actions will have on MTBE margins or volumes longer term. Lyondell intends to continue marketing its U.S.-produced MTBE either in the U.S. or outside of the U.S. However, should it become necessary or desirable to significantly reduce MTBE production as a result of state bans or the commercial decisions by refiners, blenders, pipelines and terminals to discontinue use or handling of MTBE, Lyondell has or will have the flexibility to produce alternative gasoline blending components, such as iso-octane, iso-octene (also known as “di-isobutylene”) or ETBE. Lyondell is installing equipment at its Channelview, Texas facility that will provide Lyondell with the flexibility to produce either di-isobutylene or MTBE at that facility, and this flexibility will be in place later in 2006. The current estimated cost of converting this facility to di-isobutylene production is less than $25 million. In addition, Lyondell’s U.S.-based and European-based MTBE plants can produce ETBE and Lyondell has produced and sold ETBE in Europe to address Europe’s growing demand for biofuels. Conversion and product decisions will be influenced by further regulatory and market developments. The profit contribution related to the non-ether alternative gasoline blending components is likely to be lower than that historically realized on MTBE. In addition, there are higher distribution costs and import duties associated with exporting MTBE outside of the U.S., and the increased supply of MTBE may reduce profitability of MTBE in these export markets.

In addition, these actions by pipelines, terminals, refiners and blenders are expected to cause LCR to reduce its production and sales of finished gasoline products, which could negatively impact LCR’s revenues. Although LCR will offset a portion of these reductions by producing and selling the component products, LCR faces constraints in doing so in the near term and the revenues from sales of component products may not completely offset the lost revenues related to the decreased sales of finished gasoline products.

Item 4. Submission of Matters to a Vote of Security Holders

Lyondell held its annual meeting of shareholders on May 4, 2006. The shareholders elected all of Lyondell’s eleven nominees for director and ratified the appointment of PricewaterhouseCoopers LLP as Lyondell’s independent registered public accounting firm for 2006. The votes, as tabulated by the independent inspector of elections, were as follows:

1. Election of Directors:

Nominee	For	Withheld
Carol A. Anderson	220,964,941	8,681,313
William T. Butler	219,419,020	10,227,234
Stephen I. Chazen	214,269,856	15,376,398
Travis Engen	219,536,302	10,109,952
Paul S. Halata	222,005,958	7,640,296
Danny W. Huff	221,084,992	8,561,262
David J. Lesar	221,175,325	8,470,929
David J.P. Meachin	221,219,644	8,426,610
Daniel J. Murphy	222,003,425	7,642,829
Dan F. Smith	219,533,727	10,112,527
William R. Spivey	220,164,490	9,481,764

2. Appointment of PricewaterhouseCoopers LLP:

For:	226,380,255
Against:	3,022,353
Abstain:	243,646
Broker Non-Votes:	0

Item 6. Exhibits

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Principal Executive Officer
31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lyondell Chemical Company

Dated: May 4, 2006	/s/ Charles L. Hall
Charles L. Hall
Vice President and Controller
(Duly Authorized and
Principal Accounting Officer)