Form 10-Q
period 2006-06-30
LYONDELL CHEMICAL CO
filed 2006-08-09
CIK 842635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Number of shares of common stock outstanding as of June 30, 2006: 247,856,254

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LYONDELL CHEMICAL COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended June 30,		For the six months ended June 30,
Millions of dollars, except per share data	2006	2005	2006	2005
Sales and other operating revenues
Trade	$4,640	$4,003	$8,983	$8,031
Related parties	432	373	846	785

	5,072	4,376	9,829	8,816
Operating costs and expenses
Cost of sales	4,586	3,879	8,757	7,663
Selling, general and administrative expenses	169	136	300	268
Research and development expenses	24	22	47	45

	4,779	4,037	9,104	7,976

Operating income	293	339	725	840

Interest expense	(132)	(165)	(273)	(334)
Interest income	7	10	20	21
Other income (expense), net	1	(5)	75	(19)

Income before equity investments and income taxes	169	179	547	508

Income (loss) from equity investments
LYONDELL-CITGO Refining LP	86	19	177	86
Other	3	(1)	2	—

	89	18	179	86

Income before income taxes	258	197	726	594

Provision for income taxes	98	71	276	214

Net income	$160	$126	$450	$380

Earnings per share
Basic	$0.65	$0.51	$1.82	$1.55

Diluted	$0.62	$0.48	$1.74	$1.46

See Notes to the Consolidated Financial Statements.

LYONDELL CHEMICAL COMPANY

CONSOLIDATED BALANCE SHEETS

Millions, except shares and par value data	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$320	$593
Accounts receivable:
Trade, net	1,800	1,563
Related parties	171	114
Inventories	1,739	1,657
Prepaid expenses and other current assets	138	176
Deferred tax assets	257	198

Total current assets	4,425	4,301

Property, plant and equipment, net	6,487	6,530
Investments and long-term receivables:
Investment in PO joint ventures	785	776
Investment in and receivable from LYONDELL-CITGO Refining LP	289	186
Other	117	114
Goodwill, net	2,135	2,245
Other assets, net	790	828

Total assets	$15,028	$14,980

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$870	$319
Accounts payable:
Trade	1,468	1,352
Related parties	139	101
Accrued liabilities	700	797

Total current liabilities	3,177	2,569

Long-term debt	4,966	5,974
Other liabilities	1,666	1,786
Deferred income taxes	1,584	1,463
Commitments and contingencies
Minority interests	167	180
Stockholders’ equity:
Common stock, $1.00 par value, 420,000,000 shares authorized, 248,649,990 and 247,876,385 shares issued, respectively	249	248
Additional paid-in capital	3,222	3,211
Retained earnings (deficit)	47	(292)
Accumulated other comprehensive loss	(28)	(136)
Treasury stock, at cost, 793,736 and 826,151 shares, respectively	(22)	(23)

Total stockholders’ equity	3,468	3,008

Total liabilities and stockholders’ equity	$15,028	$14,980

See Notes to the Consolidated Financial Statements.

LYONDELL CHEMICAL COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
Millions of dollars	2006	2005
Cash flows from operating activities
Net income	$450	$380
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	362	363
Equity investments –
Amounts included in net income	(179)	(86)
Distributions of earnings	122	86
Deferred income taxes	102	161
Debt prepayment premiums and charges	—	21
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(234)	(139)
Inventories	(46)	(177)
Accounts payable	109	128
Other, net	(248)	(91)

Net cash provided by operating activities	438	646

Cash flows from investing activities
Expenditures for property, plant and equipment	(124)	(112)
Distributions from affiliates in excess of earnings	—	51
Contributions and advances to affiliates	(57)	(51)
Other	6	3

Net cash used in investing activities	(175)	(109)

Cash flows from financing activities
Repayment of long-term debt	(449)	(547)
Issuance of long-term debt	13	3
Dividends paid	(111)	(111)
Proceeds from stock option exercises	9	43
Other, net	(2)	(7)

Net cash used in financing activities	(540)	(619)

Effect of exchange rate changes on cash	4	(9)

Decrease in cash and cash equivalents	(273)	(91)
Cash and cash equivalents at beginning of period	593	804

Cash and cash equivalents at end of period	$320	$713

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

2. Accounting and Reporting Changes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertain income tax positions. FIN No. 48 prescribes, among other things, a recognition threshold and measurement attribute for the financial statement recognition and measurement of an uncertain tax position. The provisions of FIN No. 48 will apply to Lyondell beginning in 2007. Lyondell is evaluating the impact of FIN No. 48 on its consolidated financial statements.

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

Effective April 1, 2006, Lyondell adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty. EITF Issue No. 04-13 requires that inventory purchases and sales transactions with the same counterparty that are entered into in contemplation of one another be combined for purposes of applying Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions. The effect was to reduce reported revenues and cost of sales for affected transactions. Lyondell’s application of EITF Issue No. 04-13 had no material effect on its consolidated financial statements.

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

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Charges Related to Toluene Diisocyanate Plant – (Continued)

The following table summarizes estimates of additional charges related to the Lake Charles TDI facility that Lyondell has recognized or expects to recognize subsequent to September 30, 2005 as well as actual costs incurred through June 30, 2006.

Millions of dollars	Facility Costs	Employee Termination Benefits	Other Costs	Total
Estimates of charges to be recognized subsequent to September 30, 2005	$22	$14	$8	$44

Amounts settled during the three-month periods ended:
December 31, 2005	(6)	—	(3)	(9)
March 31, 2006	(2)	(12)	—	(14)
June 30, 2006	(3)	(1)	—	(4)

Accrued liabilities as of June 30, 2006	(1)	(1)	—	(2)

Estimate as of June 30, 2006 of remaining future charges	$10	$—	$5	$15

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

4. Investment in PO Joint Ventures

Lyondell, together with Bayer AG and Bayer Corporation (collectively “Bayer”), shares ownership in a U.S. propylene oxide (“PO”) manufacturing joint venture (the “U.S. PO Joint Venture”) and a separate joint venture for certain related PO technology. Bayer’s ownership interest represents ownership of 1.6 billion pounds of annual in-kind PO production of the U.S. PO Joint Venture. Lyondell takes in kind the remaining PO production and all co-product styrene monomer (“SM”) and tertiary butyl alcohol (“TBA”) production from the U.S. PO Joint Venture.

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

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Investment in PO Joint Ventures – (Continued)

Changes in Lyondell’s investment in the U.S. and European PO joint ventures for the six-month periods ended June 30, 2005 and 2006 are summarized as follows:

Millions of dollars	U.S. PO Joint Venture	European PO Joint Venture	Total PO Joint Ventures
Investment in PO joint ventures – January 1, 2005	$541	$297	$838
Cash contributions	4	3	7
Depreciation and amortization	(16)	(7)	(23)
Effect of exchange rate changes	—	(31)	(31)

Investment in PO joint ventures – June 30, 2005	$529	$262	$791

Investment in PO joint ventures – January 1, 2006	$518	$258	$776
Cash contributions	12	3	15
Depreciation and amortization	(17)	(6)	(23)
Effect of exchange rate changes	—	17	17

Investment in PO joint ventures – June 30, 2006	$513	$272	$785

5. Equity Interest in LYONDELL-CITGO Refining LP

Lyondell’s refining operations are conducted through its investment in LYONDELL-CITGO Refining LP (“LCR”). Lyondell has a 58.75% interest in LCR, while CITGO Petroleum Corporation (“CITGO”) has a 41.25% interest. On July 20, 2006, Lyondell announced that Lyondell and CITGO had discontinued the previously announced exploration of a sale of LCR to a third party. The partners have been discussing the possibility of Lyondell acquiring CITGO’s interest in LCR. However, no agreement has been reached.

Because the partners jointly control certain key management decisions, including approval of the strategic plan, capital expenditures and annual budget, issuance of debt and the appointment of the executive management of the partnership, Lyondell accounts for its investment in LCR using the equity method.

Lyondell’s investment in and receivable from LCR consisted of the following:

Millions of dollars	June 30, 2006	December 31, 2005
Investment in LCR	$7	$(90)
Receivable from LCR	229	229
Interest receivable	53	47

Investment in and receivable from LCR	$289	$186

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Equity Interest in LYONDELL-CITGO Refining LP – (Continued)

Summarized financial information for LCR is as follows:

Millions of dollars	June 30, 2006	December 31, 2005
BALANCE SHEETS
Total current assets	$576	$418
Property, plant and equipment, net	1,386	1,328
Other assets	95	86

Total assets	$2,057	$1,832

Current liabilities	$1,422	$805
Long-term debt	—	439
Loans payable to partners	264	264
Other liabilities	125	113
Partners’ capital	246	211

Total liabilities and partners’ capital	$2,057	$1,832

	For the three months ended June 30,		For the six months ended June 30,
Millions of dollars	2006	2005	2006	2005
STATEMENTS OF INCOME
Sales and other operating revenues	$2,411	$1,563	$4,505	$3,099
Cost of sales	2,232	1,515	4,147	2,921
Selling, general and administrative expenses	16	11	33	23

Operating income	163	37	325	155
Interest expense, net	(12)	(9)	(23)	(17)
Provision for income taxes	8	—	8	—

Net income	$143	$28	$294	$138

SELECTED ADDITIONAL INFORMATION
Depreciation and amortization	$31	$28	$62	$56
Expenditures for property, plant and equipment	49	49	109	83

The $8 million provision for income taxes in the table above represents Texas state income tax. As a partnership, LCR is not subject to federal income taxes. LCR’s selling, general and administrative expenses for the six months ended June 30, 2006 included an $8 million charge representing reimbursement to Lyondell of legal fees and expenses paid by Lyondell on behalf of LCR in connection with the settlement discussed below.

For the six months ended June 30, 2006, Lyondell’s income included $74 million in “Other income, net” representing the net payments received by Lyondell, including the reimbursement of legal fees and expenses from LCR referred to above, in settlement of all disputes among Lyondell, CITGO and Petróleos de Venezuela, S.A. (“PDVSA”) and their respective affiliates. See also the “Crude Supply Agreement” section of Note 12.

Lyondell’s income from its investment in LCR presented in the Consolidated Statements of Income consists of Lyondell’s share of LCR’s net income and accretion of Lyondell’s investment in LCR up to its underlying equity in LCR’s net assets. At June 30, 2006, Lyondell’s underlying equity in LCR’s net assets exceeded its investment in LCR by approximately $243 million. This difference is being recognized in income at an annual rate of $8 million.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Accounts Receivable

Lyondell has four-year, accounts receivable sales facilities of $150 million and $600 million, relating to, respectively, LCC and Lyondell’s wholly-owned subsidiary, Equistar Chemicals, LP (“Equistar”). Pursuant to these facilities, which mature in November 2010, Lyondell sells, through two wholly-owned bankruptcy-remote subsidiaries, on an ongoing basis and without recourse, interests in pools of domestic accounts receivable to financial institutions participating in the facilities. Lyondell is responsible for servicing the receivables. The outstanding amounts of receivables sold under the facilities were $275 million as of June 30, 2006 and December 31, 2005.

7. Inventories

Inventories consisted of the following components:

Millions of dollars	June 30, 2006	December 31, 2005
Finished goods	$991	$985
Work-in-process	129	118
Raw materials	400	338
Materials and supplies	219	216

Total inventories	$1,739	$1,657

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Property, Plant and Equipment and Goodwill

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows:

Millions of dollars	June 30, 2006	December 31, 2005
Land	$124	$125
Manufacturing facilities and equipment	9,241	9,257
Construction in progress	255	215

Total property, plant and equipment	9,620	9,597
Less accumulated depreciation	(3,133)	(3,067)

Property, plant and equipment, net	$6,487	$6,530

Depreciation and amortization expense is summarized as follows:

	For the three months ended June 30,		For the six months ended June 30,
Millions of dollars	2006	2005	2006	2005
Property, plant and equipment	$134	$137	$268	$270
Investment in PO joint ventures	12	12	23	23
Turnaround costs	16	13	32	27
Software costs	9	9	19	19
Other	10	14	20	24

Total depreciation and amortization	$181	$185	$362	$363

As a result of favorable tax settlements, Lyondell’s goodwill decreased from $2,245 million at December 31, 2005 to $2,135 million at June 30, 2006, $80 million of which related to the inorganic chemicals segment, $17 million to the ethylene, co-products and derivatives (“EC&D”) segment and $13 million to the PO and related products (“PO&RP”) segment.

9. Accounts Payable

Accounts payable at June 30, 2006 and December 31, 2005 included liabilities in the amounts of $11 million and $16 million, respectively, for checks issued in excess of associated bank balances but not yet presented for collection.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Long-Term Debt

Lyondell’s long-term debt includes credit facilities and debt obligations maintained by Lyondell’s wholly-owned subsidiaries, Equistar and Millennium Chemicals Inc. and its subsidiaries (“Millennium”), and by LCC. In some situations, such as references to financial ratios, the context may require that “LCC” refer to Lyondell Chemical Company and its consolidated subsidiaries other than Equistar and Millennium. LCC has not guaranteed the subsidiaries’ credit facilities or debt obligations, except for Equistar’s 7.55% Debentures due 2026 in the principal amount of $150 million.

Long-term debt consisted of the following:

Millions of dollars	June 30, 2006	December 31, 2005
Bank credit facilities:
LCC $475 million senior secured revolving credit facility	$—	$—
Equistar $400 million inventory-based revolving credit facility	—	—
Millennium $150 million senior secured revolving credit facilities	—	—
Millennium $100 million Australian senior secured term loan due 2010	96	99
Millennium €60 million U.K. asset-based revolving credit facility	12	—

LCC notes and debentures:
Senior Secured Notes, Series A due 2007, 9.625%	849	899
Senior Secured Notes due 2008, 9.5% ($3 million of discount)	427	426
Senior Secured Notes due 2012, 11.125% ($1 million of discount)	277	277
Senior Secured Notes due 2013, 10.5%	325	325
Debentures due 2010, 10.25%	100	100
Debentures due 2020, 9.8% ($1 million of discount)	224	224
Senior Subordinated Notes due 2009, 10.875%	500	500

Equistar notes and debentures:
Senior Notes due 2008, 10.125% ($20 million of premium)	720	725
Senior Notes due 2011, 10.625% ($30 million of premium)	730	733
Debentures due 2026, 7.55% ($15 million of discount)	135	135
Notes due 2006, 6.5%	—	150
Notes due 2009, 8.75% ($1 million of discount)	599	599

Millennium notes and debentures:
Senior Notes due 2006, 7%	9	161
Senior Notes due 2008, 9.25% ($28 million of premium)	401	500
Senior Debentures due 2026, 7.625% ($3 million of premium)	252	252
Convertible Senior Debentures due 2023, 4% ($14 million of premium)	164	166
Other debt	16	22

Total	5,836	6,293
Less current maturities	(870)	(319)

Long-term debt	$4,966	$5,974

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Long-Term Debt – (Continued)

In June 2006 LCC’s revolving credit facility, and thereby the indentures, were amended to, among other things, provide for additional subsidiary guarantees and other collateral and, in certain circumstances, to limit the pledge of equity interests and other securities. The amendment also excludes Millennium from certain events-of-default provisions.

In May 2006, Millennium obtained an amendment to its $150 million senior secured revolving credit facility and in July 2006 to the indenture governing the 4% Convertible Senior Debentures primarily to exclude Millennium Holdings, LLC and its subsidiaries (collectively, “Millennium Holdings”), a wholly-owned subsidiary, from events-of-default provisions that could be triggered in connection with judgments against Millennium Holdings. See “Litigation” section of Note 12.

In January 2006, a U.K. subsidiary of Millennium entered into a new €60 million, five-year, revolving credit facility, which, subject to permitted liens, is generally secured by the subsidiary’s inventory, accounts receivable and certain other assets. Availability under the U.K. facility, which was €51 million, or approximately $65 million, at June 30, 2006, gave effect to the borrowing base as determined using a formula applied to accounts receivable and inventory balances and was reduced to the extent of borrowing and outstanding letters of credit provided under the facility. At June 30, 2006, there were €9 million, or approximately $12 million, of outstanding borrowings and no outstanding letters of credit under the facility. The U.K. facility bears interest at LIBOR plus 1.25%.

During the six months ended June 30, 2006, Equistar repaid the $150 million of 6.5% Notes outstanding, which matured in February 2006, and Millennium completed a cash tender offer for its 7% Senior Notes due 2006, purchasing $149 million principal amount of the notes and paying a premium of $2 million. In addition, Millennium purchased $85 million principal amount of the 9.25% Senior Notes due 2008, paying a premium of $5 million, and LCC purchased $50 million principal amount of the 9.625% Senior Secured Notes, Series A due 2007, paying a premium of $2 million.

As of June 30, 2006, based on a quarterly test related to the price of Lyondell common stock, Millennium’s 4% Convertible Senior Debentures were convertible into Lyondell common stock at a conversion rate of 73.3986 Lyondell shares per one thousand dollar principal amount of the Debentures. The principal amount of Debentures converted into shares of Lyondell common stock as of June 30, 2006 was not significant.

Current maturities of long-term debt at June 30, 2006 included $849 million of LCC’s 9.625% Debentures due 2007 and other debt of $21 million. At December 31, 2005, current maturities of long-term debt included $150 million of Equistar’s 6.5% Notes due 2006, $158 million of Millennium’s 7% Senior Notes due 2006 and other debt of $11 million.

Amortization of debt premiums, including adjustments to fair values included in accounting for the acquisition of Millennium, debt discounts and debt issuance costs resulted in a net credit of $5 million and $8 million for the three-month periods ended June 30, 2006 and 2005, respectively, and a net credit of $10 million and $17 million for the six-month periods ended June 30, 2006 and 2005, respectively, that were included in interest expense in the Consolidated Statements of Income.

LCC’s credit facility and Senior Secured Notes are secured by liens on: substantially all of Lyondell’s domestic personal property, but excluding personal property of Equistar and Millennium; mortgages on certain production facilities located in Pasadena and Channelview, Texas and Lake Charles, Louisiana and equity interests in domestic subsidiaries, including Millennium and certain subsidiaries holding the interests in Equistar and LCR, and certain non-U.S. subsidiaries.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Pension and Other Postretirement Benefits

Net periodic pension benefit costs included the following components:

	For the three months ended June 30, 2006		For the six months ended June 30, 2006
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$13	$6	$25	$10
Interest cost	22	6	43	12
Recognized return on plan assets	(21)	(6)	(41)	(11)
Amortization	5	1	11	2

Net periodic pension benefit cost	$19	$7	$38	$13

	For the three months ended June 30, 2005		For the six months ended June 30, 2005
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$12	$5	$23	$9
Interest cost	22	5	43	11
Recognized return on plan assets	(20)	(5)	(39)	(10)
Amortization	5	1	10	2

Net periodic pension benefit cost	$19	$6	$37	$12

Net periodic other postretirement benefit costs, which are provided to U.S. employees, included the following components:

	For the three months ended June 30,		For the six months ended June 30,
Millions of dollars	2006	2005	2006	2005
Service cost	$1	$2	$2	$3
Interest cost	3	3	6	6
Amortization	—	—	(1)	—

Net periodic benefit cost	$4	$5	$7	$9

In addition to the anticipated 2006 pension contribution of $78 million disclosed in Note 18 to Lyondell’s Consolidated Financial Statements included in Lyondell’s Annual Report on Form 10-K for the year ended December 31, 2005, Lyondell contributed $50 million during the first six months of 2006, and expects to contribute an additional $50 million in the third quarter 2006, to its pension plans.

12. Commitments and Contingencies

Crude Supply Agreement—PDVSA Petróleo, S.A. (“PDVSA Oil”) and LCR are parties to a Crude Supply Agreement (“CSA”). Under the CSA, generally, PDVSA Oil is required to sell and LCR is required to purchase 230,000 barrels per day of heavy, high sulfur crude oil, which constitutes approximately 86% of LCR’s refining capacity of 268,000 barrels per day of crude oil.

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

On July 20, 2006, Lyondell announced that Lyondell and CITGO had discontinued the previously announced exploration of a sale of LCR to a third party. The partners have been discussing the possibility of Lyondell acquiring CITGO’s interest in LCR. However, no agreement has been reached. Subject to rights of first offer and first refusal, the partners each have a right to transfer their interests in LCR to unaffiliated third parties in certain circumstances. If neither CITGO, PDVSA Oil nor their affiliates were a partner in LCR, PDVSA Oil would have an option to terminate the CSA. In addition, LCR’s credit facility would be repaid and terminated as part of any sale of LCR.

Leased Facility—Lyondell has an ethylene facility in Lake Charles, Louisiana, which has been idled since the first quarter of 2001, pending sustained improvement in market conditions. The facility and land, which are included in property, plant and equipment at a net book value of $107 million, are leased from Occidental Chemical Corporation, a subsidiary of Occidental Petroleum Corporation (together with its subsidiaries and affiliates, collectively (“Occidental”). In May 2006, Equistar and Occidental entered into a new three-year lease. If Lyondell were to determine that the facility will not be used to produce olefins in the future, the resulting impairment of the net book value of the facility could represent an after-tax charge of between $50 million and $70 million, depending upon the alternative uses that might be identified for the facility and other factors.

Asset Retirement Obligation—Lyondell believes that there are asset retirement obligations associated with some of its facilities, but that the present value of those obligations normally is not material in the context of an indefinite expected life of the facilities. Lyondell continually reviews the optimal future alternatives for its facilities. The amount and timing of costs, if any, that may be incurred as a result of such reviews are not known, and no decisions have been reached, but if a decision were reached, in accordance with local laws and customs, to retire one or more facilities in the foreseeable future, the asset retirement costs could range from $0 to $30 million, depending upon the scope of the required work and other factors. At June 30, 2006, the balance of the liability that had been recognized for all asset retirement obligations, including scheduled closure of certain landfills, was $29 million. In addition, any decision to retire a facility would result in other costs, including employment related costs.

Environmental Remediation—Lyondell’s accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $194 million as of June 30, 2006. The remediation expenditures are expected to occur over a number of years, and not to be concentrated in any single year. In the opinion of management, there is no material estimable range of reasonably possible loss in excess of the liabilities recorded for environmental remediation. However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in investigations by regulatory agencies, could require Lyondell to reassess its potential exposure related to environmental matters.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Commitments and Contingencies – (Continued)

The following table summarizes the activity in Lyondell’s accrued environmental liability for the six-month periods ended June 30:

Millions of dollars	2006	2005
Balance at January 1	$194	$147
Additional accruals	6	—
Amounts paid	(6)	(5)
Adjustments to purchase price allocation	—	6
Other	—	(5)

Balance at June 30	$194	$143

The liabilities for individual sites range from less than $1 million to $102 million. The $102 million liability relates to the Kalamazoo River Superfund Site.

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

As of June 30, 2006, the probable future remediation spending associated with the river cannot be determined with certainty. Although the KRSG study identified a broad range of remedial options, not all of those options would represent reasonably possible outcomes. Management does not believe that it can identify a single remedy among those options that would represent the highest-cost reasonably possible outcome. However, in 2004, Lyondell recognized a liability representing Millennium’s interim allocation of 55% of the $73 million total of estimated cost of riverbank stabilization, recommended as the preferred remedy in 2000 by the KRSG study, and of certain other costs. During 2005 and 2006, this liability was increased to reflect new information obtained during the period about costs of regulatory oversight, modeling, and other associated river remediation costs. At June 30, 2006 and December 31, 2005, the balance of this liability, net of related spending, was $56 million and $57 million, respectively.

In addition, in 2004, Lyondell recognized a liability primarily related to Millennium’s estimated share of remediation costs for two former paper mill sites and associated landfills, which are also part of the Kalamazoo River Superfund Site. The liability was increased in the six-month period ended June 30, 2006, by $2 million to reflect new information obtained during the period regarding the probable costs associated with the remediation activity. At each of June 30, 2006 and December 31, 2005, the balance of the liability, net of related spending, was $46 million. Although no final agreement has been reached as to the ultimate remedy for these locations, Millennium has begun remediation activity related to these sites.

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

Also, based on additional information obtained during the six-month period ended June 30, 2006, regarding Millennium remediation liabilities related to Millennium sites other than the Kalamazoo River Superfund Site, Lyondell increased the estimated remediation liabilities for those sites by $2 million. The balance of these liabilities at each of June 30, 2006 and December 31, 2005 was $65 million.

Lyondell currently estimates that environmentally related capital expenditures at its facilities, including Equistar and Millennium facilities, will be approximately $60 million for 2006 and $43 million for 2007, including estimated expenditures related to air emission reductions and wastewater management. Capital spending to comply with environmental regulations at LCR’s facilities (on a 100% basis) is estimated to be approximately $127 million in 2006 and $38 million in 2007.

MTBE—In the U.S., the Clean Air Act Amendments of 1990 set minimum levels for oxygenates, such as methyl tertiary butyl ether (“MTBE”), used in gasoline sold as reformulated fuel in areas not meeting specified air quality standards. However, the presence of MTBE in some water supplies in California and other states due to gasoline leaking from underground storage tanks and in surface water from recreational water craft led to public concern about the use of MTBE and resulted in the U.S. federal Energy Policy Act of 2005 and U.S. state governmental initiatives to reduce the use of MTBE.

The federal Energy Policy Act of 2005, which was enacted in the U.S. in August 2005, did not phase-down or ban the use of MTBE. However, the Act eliminated the oxygen standard for reformulated fuels, effective May 6, 2006, and also contained a renewable fuel standard that mandated the use of ethanol in gasoline. As a result of the elimination of the oxygen standard for reformulated fuels, companies are no longer required to use MTBE or any other oxygenate for this purpose. Various U.S. states have banned or are considering banning the use of MTBE. For example, California, Connecticut and New York banned MTBE, effective January 2004, and New Jersey banned MTBE, effective January 2009. In addition, at this time, the majority of refiners and blenders have discontinued the use of MTBE in the U.S.

The combination of these actions is negatively affecting U.S. MTBE demand. Lyondell’s North American MTBE business accounted for approximately $1.4 billion of Lyondell’s revenues in 2005. At this time, Lyondell cannot predict the full impact that the U.S. federal legislation, state governmental initiatives and bans, and these commercial actions will have on MTBE margins or volumes longer term. Lyondell intends to continue marketing its U.S.-produced MTBE either in the U.S. or outside of the U.S. However, there are higher distribution costs and import duties associated with exporting MTBE outside of the U.S., and the increased supply of MTBE may reduce profitability of MTBE in these export markets. Lyondell also is installing equipment at its Channelview, Texas facility that will provide Lyondell with the flexibility to produce either iso-octene (an alternative gasoline blending component also known as “di-isobutylene” or “DIB”) or MTBE at that facility, and this flexibility should be in place in the fourth quarter of 2006. The estimated cost of converting this facility to DIB production is less than $25 million. In addition, Lyondell’s U.S.-based and European-based MTBE plants can produce ethyl tertiary butyl ether (“ETBE”) as an alternative to MTBE, and Lyondell has produced and sold ETBE in Europe to address Europe’s growing demand for biofuels. Product decisions will continue to be influenced by regulatory and market developments. The profit contribution related to the non-ether alternative gasoline blending components may be lower than that historically realized on MTBE.

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

One legal proceeding relating to lead pigment or paint was tried in 2002. On October 29, 2002, the judge in that case declared a mistrial after the jury declared itself deadlocked. The sole issue before the jury was whether lead pigment in paint in and on Rhode Island buildings constituted a “public nuisance.” The re-trial of this case began on November 1, 2005. On February 22, 2006, a jury returned a verdict in favor of the State of Rhode Island finding that the cumulative presence of lead pigments in paints and coatings on buildings in the state constitutes a public nuisance; that a Millennium subsidiary, Millennium Holdings LLC, and other defendants either caused or substantially contributed to the creation of the public nuisance; and that those defendants, including the Millennium subsidiary, should be ordered to abate the public nuisance. On February 28, 2006, the judge held that the state could not proceed with its claim for punitive damages. As a result, the jury was discharged. There will be further proceedings by the judge to determine the scope of any abatement. Millennium is considering its options, including all appropriate appeals.

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

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Commitments and Contingencies – (Continued)

Indemnification—Lyondell and its joint ventures are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation of joint ventures. For example, Lyondell entered into indemnification arrangements in connection with the transfer of assets and liabilities from Atlantic Richfield Company to Lyondell prior to Lyondell’s initial public offering, in connection with Lyondell’s acquisition of the outstanding shares of ARCO Chemical Company and in connection with the formation of LCR; Equistar and its owner companies (including Lyondell and Millennium) entered into indemnification arrangements in connection with the formation of Equistar; and Millennium entered into indemnification arrangements in connection with its demerger from Hanson plc. Pursuant to these arrangements, Lyondell and its joint ventures provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions. These indemnification arrangements typically include provisions pertaining to third party claims relating to environmental and tax matters and various types of litigation. As of June 30, 2006, Lyondell has not accrued any significant amounts for such indemnification obligations, other than amounts under tax sharing agreements that have been reflected in the provision for income taxes, and is not aware of other circumstances that would be likely to lead to significant future indemnification claims against Lyondell. Lyondell cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.

Other—Lyondell and its joint ventures are, from time to time, defendants in lawsuits and other commercial disputes, some of which are not covered by insurance. Many of these suits make no specific claim for relief. Although final determination of any liability and resulting financial impact with respect to any such matters cannot be ascertained with any degree of certainty, management does not believe that any ultimate uninsured liability resulting from these matters in which it, its subsidiaries or its joint ventures currently are involved will, individually or in the aggregate, have a material adverse effect on the financial position, liquidity or results of operations of Lyondell.

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

13. Per Share Data

Basic earnings per share for the periods presented is computed based upon the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share also include the effect of outstanding stock options, warrants and restricted stock. Additionally, diluted earnings per share for the three and six months ended June 30, 2006 and 2005 include the effect of the assumed conversion of Millennium’s 4% Convertible Senior Debentures into Lyondell common stock.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Per Share Data – (Continued)

Earnings per share data and dividends declared per share of common stock were as follows:

	For the three months ended June 30,		For the six months ended June 30,
In millions	2006	2005	2006	2005
Net income	$160	$126	$450	$380
After-tax interest expense on 4% Convertible Senior Debentures	—	(1)	1	(1)

Net income assuming conversion of 4% Convertible Senior Debentures	$160	$125	$451	$379

In millions of shares
Basic weighted average shares	247.4	245.9	247.1	245.2
Effect of dilutive securities:
4% Convertible Senior Debentures	11.0	10.5	10.9	10.5
Stock options, warrants and restricted stock	1.7	2.6	1.7	3.7

Dilutive potential shares	260.1	259.0	259.7	259.4

Earnings per share:
Basic	$0.65	$0.51	$1.82	$1.55
Diluted	0.62	0.48	1.74	1.46

Antidilutive stock options and warrants in millions	6.2	0.5	6.2	0.5

Dividends declared per share of common stock	$0.225	$0.225	$0.45	$0.45

14. Share-Based Compensation

Under Lyondell’s Amended and Restated 1999 Incentive Plan (the “Incentive Plan”), Lyondell has granted awards of performance units, restricted stock and stock options to certain employees. Restricted stock and stock option awards are also made to directors under other incentive plans. In addition, Lyondell issues phantom restricted stock, phantom stock options and performance units to certain other employees under other incentive plans. The Incentive Plan authorized total shares available for grant under the plan of 26 million shares of common stock. As of June 30, 2006, 12,036,136 shares remained available for grant with 6,002,005 shares available for future awards of restricted stock or performance units, to the extent settled in shares of common stock, and 1 million shares available for incentive stock option grants.

These awards resulted in compensation expense of $30 million and $18 million for the three months ended June 30, 2006 and 2005, respectively, and $23 million and $40 million for the six months ended June 30, 2006 and 2005, respectively. The after-tax amounts were $20 million and $12 million, respectively, for the three months ended June 30, 2006 and 2005 and $15 million and $26 million, respectively, for the six months ended June 30, 2006 and 2005. The compensation expense included vesting during the period and changes in valuation of previously vested awards.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Share-Based Compensation – (Continued)

Performance Units—Under the performance unit arrangements, employees may earn a cash amount equal to the value at payout of a target number of shares of Lyondell common stock with that number of shares adjusted for shareholder return, unless Lyondell’s Board of Directors determines to pay the performance units under the Incentive Plan in shares of common stock. The actual payout compared to target is based on Lyondell’s three-year cumulative total shareholder return (common stock price growth plus dividends) relative to a chemical industry peer group. The payout can range from 0% to 200% of the target number of performance units. Performance units are accounted for as a liability award with compensation cost recognized ratably over the performance period.

The following table summarizes performance unit activity for the six months ended June 30, 2006 in thousands of units:

Number of Units
Outstanding at beginning of year	3,288
Granted	906
Paid	(1,412)
Forfeited	(22)

Outstanding at June 30, 2006	2,760

At June 30, 2006, the value of the liability related to the outstanding units was $44 million. Cash payments of $68 million and $79 million were distributed to participants during the six months ended June 30, 2006 and 2005. Grants of 726,791 performance units were made during the six months ended June 30, 2005.

Stock Options—Stock options are granted with an exercise price of at least 100% of fair market value, have a contractual term of ten years and vest at a rate of one-third per year over three years, with accelerated vesting upon death, disability, retirement or change in control.

The following table summarizes stock option activity for the six months ended June 30, 2006 in thousands of shares:

Millions of dollars, except per share price	Shares	Price	Weighted - Average Remaining Term	Aggregate Intrinsic Value
Outstanding at beginning of year	8,336	$15.66
Granted	665	24.52
Exercised	(686)	13.31
Cancelled	(6)	24.98

Outstanding at June 30, 2006	8,309	16.56	6 years	$55

Exercisable at June 30, 2006	7,341	15.35	5 years	$55

The total intrinsic value of options exercised during the six-month period ended June 30, 2006 was $8 million and the related tax benefit was $3 million.

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

Stock options are accounted for as equity instruments, and compensation cost is recognized using graded vesting over the three-year vesting period. As of June 30, 2006, the unrecognized compensation cost related to stock options was $3 million, which is expected to be recognized over a weighted-average period of 2 years.

Restricted Stock—Lyondell’s restricted stock arrangements under the Incentive Plan are divided equally into a restricted stock grant and an associated deferred cash payment. These restricted stock arrangements typically vest at a rate of one-third per year over three years, with accelerated vesting upon death, disability, retirement or change in control. The associated deferred cash award, paid when the shares of restricted stock vest, is equal to the fair market value of the restricted stock issued on the vesting date. Restricted stock is accounted for as an equity award, while the deferred cash component is accounted for as a liability award. Compensation expense, based on the market price of Lyondell stock at the date of the grant, is recognized using graded-vesting over the three-year vesting period. At June 30, 2006, 230,709 unvested shares of restricted stock were outstanding.

Phantom Awards—At June 30, 2006, the equivalent of 3,051,384 shares were outstanding under the phantom award arrangements. Phantom awards are accounted for as liability awards and compensation cost is recognized using graded-vesting over the three-year vesting period.

15. Comprehensive Income

The components of the comprehensive income (loss) were as follows:

	For the three months ended June 30,		For the six months ended June 30,
Millions of dollars	2006	2005	2006	2005
Net income	$160	$126	$450	$380
Other comprehensive income (loss):
Foreign currency translation income (loss)	58	(64)	108	(176)
Derivative instruments	—	—	—	(2)
Other	—	1	—	1

Total other comprehensive income (loss)	58	(63)	108	(177)

Comprehensive income	$218	$63	$558	$203

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

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Segment and Related Information – (Continued)

Summarized financial information concerning reportable segments is shown in the following table for the periods presented:

Millions of dollars	EC&D	PO&RP	Inorganic Chemicals	Refining	Other	Total
For the three months ended June 30, 2006:
Sales and other operating revenues:
Customer	$3,012	$1,674	$359	$—	$27	$5,072
Intersegment	389	89	—	—	(478)	—

	3,401	1,763	359	—	(451)	5,072
Operating income (loss)	181	108	5	—	(1)	293
Income (loss) from equity investments	—	3	—	86	—	89

For the three months ended June 30, 2005:
Sales and other operating revenues:
Customer	$2,517	$1,493	$342	$—	$24	$4,376
Intersegment	332	64	—	—	(396)	—

	2,849	1,557	342	—	(372)	4,376
Operating income (loss)	200	127	16	—	(4)	339
Income (loss) from equity investments	—	(1)	—	19	—	18

For the six months ended June 30, 2006:
Sales and other operating revenues:
Customer	$5,818	$3,257	$701	$—	$53	$9,829
Intersegment	735	150	—	—	(885)	—

	6,553	3,407	701	—	(832)	9,829
Operating income (loss)	480	225	25	—	(5)	725
Income (loss) from equity investments	—	2	—	177	—	179

For the six months ended June 30, 2005:
Sales and other operating revenues:
Customer	$5,156	$2,954	$660	$—	$46	$8,816
Intersegment	667	126	—	—	(793)	—

	5,823	3,080	660	—	(747)	8,816
Operating income (loss)	592	216	37	—	(5)	840
Income from equity investments	—	—	—	86	—	86

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Segment and Related Information – (Continued)

Sales and other operating revenues and operating income in the “Other” column above include elimination of intersegment transactions and a business that is not a reportable segment.

17. Supplemental Guarantor Information

Lyondell subsidiaries, which have investments in Lyondell’s chemical production facilities in the U.S., The Netherlands and France and in Delaware entities that hold and license technology to other Lyondell affiliates and to third parties, or make loans to other Lyondell affiliates or which own equity interests in the Equistar and LCR partnerships are guarantors (collectively “Guarantors”), jointly and severally, of the following LCC debt (see Note 10):

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

The following condensed consolidating financial information present supplemental information as of June 30, 2006 and December 31, 2005 and for the three- month and six-month periods ended June 30, 2006 and 2005. In this note, LCC refers to the parent company, Lyondell Chemical Company.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

BALANCE SHEET

As of June 30, 2006

Millions of dollars	LCC	Guarantors	Equistar	Non- Guarantors	Eliminations	Consolidated
Inventories	$262	$—	$713	$768	$(4)	$1,739
Accounts receivable – affiliates	2,842	1,702	223	586	(5,353)	—
Other current assets	345	—	1,112	1,229	—	2,686
Property, plant and equipment, net	569	—	2,999	2,919	—	6,487
Investments and long-term receivables	6,069	3,865	63	1,325	(10,131)	1,191
Long-term receivables – affiliates	628	1,562	—	361	(2,551)	—
Goodwill, net	699	142	—	1,294	—	2,135
Other assets, net	205	21	314	250	—	790

Total assets	$11,619	$7,292	$5,424	$8,732	$(18,039)	$15,028

Current maturities of long-term debt	$849	$—	$—	$21	$—	$870
Accounts payable – affiliates	2,431	1,995	75	852	(5,353)	—
Other current liabilities	427	—	1,110	770	—	2,307
Long-term debt	1,853	—	2,160	953	—	4,966
Long-term payables – affiliates	1,250	535	—	766	(2,551)	—
Other liabilities	461	4	411	790	—	1,666
Deferred income taxes	880	—	—	704	—	1,584
Minority interests	—	—	1	166	—	167
Stockholders’ equity	3,468	4,758	1,667	3,710	(10,135)	3,468

Total liabilities and stockholders’ equity	$11,619	$7,292	$5,424	$8,732	$(18,039)	$15,028

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

BALANCE SHEET

As of December 31, 2005

Millions of dollars	LCC	Guarantors	Equistar	Non- Guarantors	Eliminations	Consolidated
Inventories	$232	$—	$657	$776	$(8)	$1,657
Accounts receivable – affiliates	2,453	1,420	155	611	(4,639)	—
Other current assets	405	—	1,037	1,202	—	2,644
Property, plant and equipment, net	574	—	3,063	2,893	—	6,530
Investments and long-term receivables	5,608	3,538	61	1,290	(9,421)	1,076
Long-term receivables – affiliates	607	1,379	—	200	(2,186)	—
Goodwill, net	713	142	—	1,390	—	2,245
Other assets, net	216	24	347	241	—	828

Total assets	$10,808	$6,503	$5,320	$8,603	$(16,254)	$14,980

Current maturities of long-term debt	$—	$—	$150	$169	$—	$319
Accounts payable – affiliates	2,124	1,682	61	772	(4,639)	—
Other current liabilities	555	—	949	746	—	2,250
Long-term debt	2,751	—	2,161	1,062	—	5,974
Long-term payables – affiliates	1,022	508	—	656	(2,186)	—
Other liabilities	551	4	415	816	—	1,786
Deferred income taxes	797	—	—	666	—	1,463
Minority interests	—	—	1	179	—	180
Stockholders’ equity	3,008	4,309	1,583	3,537	(9,429)	3,008

Total liabilities and stockholders’ equity	$10,808	$6,503	$5,320	$8,603	$(16,254)	$14,980

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF INCOME

For the Three Months Ended June 30, 2006

Millions of dollars	LCC	Guarantors	Equistar	Non- Guarantors	Eliminations	Consolidated
Sales and other operating revenues	$1,017	$—	$3,278	$1,399	$(622)	$5,072
Cost of sales	946	2	3,028	1,231	(621)	4,586
Selling, general and administrative expenses	46	—	61	62	—	169
Research and development expenses	9	—	9	6	—	24

Operating income (loss)	16	(2)	180	100	(1)	293
Interest income (expense), net	(72)	3	(52)	(4)	—	(125)
Other income (expense), net	(2)	2	—	1	—	1
Income from equity investments	183	249	—	42	(385)	89
Intercompany income (expense)	(25)	67	—	(42)	—	—
(Provision for) benefit from income taxes	60	(120)	—	(38)	—	(98)

Net income	$160	$199	$128	$59	$(386)	$160

STATEMENT OF INCOME

For the Three Months Ended June 30, 2005

Millions of dollars	LCC	Guarantors	Equistar	Non- Guarantors	Eliminations	Consolidated
Sales and other operating revenues	$981	$—	$2,700	$1,213	$(518)	$4,376
Cost of sales	860	2	2,447	1,089	(519)	3,879
Selling, general and administrative expenses	36	1	48	51	—	136
Research and development expenses	7	—	9	6	—	22

Operating income (loss)	78	(3)	196	67	1	339
Interest income (expense), net	(92)	2	(54)	(11)	—	(155)
Other income (expense), net	(11)	(13)	—	19	—	(5)
Income from equity investments	148	165	—	41	(336)	18
Intercompany income (expense)	(34)	70	—	(36)	—	—
(Provision for) benefit from income taxes	37	(79)	—	(29)	—	(71)

Net income	$126	$142	$142	$51	$(335)	$126

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF INCOME

For the Six Months Ended June 30, 2006

Millions of dollars	LCC	Guarantors	Equistar	Non- Guarantors	Eliminations	Consolidated
Sales and other operating revenues	$1,997	$—	$6,314	$2,664	$(1,146)	$9,829
Cost of sales	1,837	4	5,698	2,360	(1,142)	8,757
Selling, general and administrative expenses	78	—	109	113	—	300
Research and development expenses	19	—	17	11	—	47

Operating income (loss)	63	(4)	490	180	(4)	725
Interest income (expense), net	(142)	6	(105)	(12)	—	(253)
Other income (expense), net	(5)	76	(1)	5	—	75
Income from equity investments	475	602	—	116	(1,014)	179
Intercompany income (expense)	(54)	130	—	(76)	—	—
(Provision for) benefit from income taxes	113	(307)	—	(82)	—	(276)

Net income	$450	$503	$384	$131	$(1,018)	$450

STATEMENT OF INCOME

For the Six Months Ended June 30, 2005

Millions of dollars	LCC	Guarantors	Equistar	Non- Guarantors	Eliminations	Consolidated
Sales and other operating revenues	$1,903	$—	$5,561	$2,373	$(1,021)	$8,816
Cost of sales	1,706	4	4,864	2,109	(1,020)	7,663
Selling, general and administrative expenses	68	1	98	101	—	268
Research and development expenses	16	—	17	12	—	45

Operating income (loss)	113	(5)	582	151	(1)	840
Interest income (expense), net	(187)	3	(108)	(21)	—	(313)
Other income (expense), net	(24)	(22)	—	27	—	(19)
Income from equity investments	454	510	—	140	(1,018)	86
Intercompany income (expense)	(68)	149	—	(81)	—	—
(Provision for) benefit from income taxes	92	(228)	—	(78)	—	(214)

Net income	$380	$407	$474	$138	$(1,019)	$380

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2006

Millions of dollars	LCC	Guarantors	Equistar	Non- Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$48	$391	$427	$243	$(671)	$438

Expenditures for property, plant and equipment	(18)	—	(63)	(43)	—	(124)
Distributions from affiliates in excess of earnings	1	—	—	—	(1)	—
Contributions and advances to affiliates	(57)	—	—	(3)	3	(57)
Loans to affiliates	—	(20)	—	(139)	159	—
Other	3	—	2	1	—	6

Net cash used in investing activities	(71)	(20)	(61)	(184)	161	(175)

Repayment of long-term debt	(53)	—	(150)	(246)	—	(449)
Issuance of long-term debt	—	—	—	13	—	13
Proceeds from notes payable to affiliates	159	—	—	—	(159)	—
Dividends paid	(111)	(38)	—	—	38	(111)
Proceeds from stock option exercises	9	—	—	—	—	9
Distributions to owners	—	(333)	(300)	(1)	634	—
Other	—	—	1	—	(3)	(2)

Net cash provided by (used in) financing activities	4	(371)	(449)	(234)	510	(540)

Effect of exchange rate changes on cash	—	—	—	4	—	4

Decrease in cash and cash equivalents	(19)	—	(83)	(171)	—	(273)
Cash and cash equivalents at beginning of period	63	—	215	315	—	593

Cash and cash equivalents at end of period	$44	$—	$132	$144	$—	$320

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2005

Millions of dollars	LCC	Guarantors	Equistar	Non- Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$293	$421	$571	$249	$(888)	$646

Expenditures for property, plant and equipment	(15)	—	(69)	(28)	—	(112)
Distributions from affiliates in excess of earnings	66	44	—	7	(66)	51
Contributions and advances to affiliates	(51)	—	—	(3)	3	(51)
Loans to affiliates	—	(7)		(128)	135	—
Other	—	—	3	—	—	3

Net cash provided by (used in) investing activities	—	37	(66)	(152)	72	(109)

Repayment of long-term debt	(517)	—	(1)	(29)	—	(547)
Issuance of long-term debt	—	—	—	3	—	3
Proceeds from notes payable to affiliates	135	—	—	—	(135)	—
Dividends paid	(111)	(37)	—	(3)	40	(111)
Proceeds from stock option exercises	43	—	—	—	—	43
Distributions to owners	—	(421)	(475)	(18)	914	—
Other	(10)	—	—	6	(3)	(7)

Net cash used in financing activities	(460)	(458)	(476)	(41)	816	(619)

Effect of exchange rate changes on cash	—	—	—	(9)	—	(9)

Increase (decrease) in cash and cash equivalents	(167)	—	29	47	—	(91)
Cash and cash equivalents at beginning of period	383	—	39	382	—	804

Cash and cash equivalents at end of period	$216	$—	$68	$429	$—	$713

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the information contained in the Consolidated Financial Statements of Lyondell Chemical Company, together with its consolidated subsidiaries (collectively, “Lyondell” or “the Company”), and the notes thereto. References to “LCC” are to Lyondell Chemical Company without its consolidated subsidiaries. In some situations, such as references to financial ratios, the context may require that “LCC” refer to Lyondell Chemical Company and its consolidated subsidiaries other than Equistar Chemicals, LP (together with its consolidated subsidiaries, “Equistar”) and Millennium Chemicals Inc. (together with its consolidated subsidiaries, “Millennium”).

In addition to comparisons of current operating results with the same period in the prior year, Lyondell has included, as additional disclosure, certain “trailing quarter” comparisons of second quarter 2006 operating results to first quarter 2006 operating results. Lyondell’s and its joint ventures’ businesses are highly cyclical, in addition to experiencing some less significant seasonal effects. Trailing quarter comparisons may offer important insight into the current business direction of Lyondell and its joint ventures.

References to industry benchmark prices or costs, including the weighted average cost of ethylene production, are generally to industry prices and costs reported by Chemical Marketing Associates, Incorporated (“CMAI”), except that crude oil and natural gas benchmark price references are to industry prices reported by Platts, a reporting service of The McGraw-Hill Companies.

OVERVIEW

General—Lyondell is a global chemical company that manufactures and markets a variety of basic chemicals and gasoline-blending components. Lyondell’s operations primarily comprise the ethylene, co-products and derivatives (“EC&D”) segment, the propylene oxide (“PO”) and related products (“PO&RP”) segment, the inorganic chemicals segment and the refining segment, which consists of Lyondell’s equity investment in LYONDELL-CITGO Refining LP (“LCR”), a joint venture with CITGO Petroleum Corporation (“CITGO”).

On July 20, 2006, Lyondell announced that Lyondell and CITGO had discontinued the previously announced exploration of a sale of LCR to a third party. The partners have been discussing the possibility of Lyondell acquiring CITGO’s interest in LCR. However, no agreement has been reached.

During the second quarter and first six months of 2006, the chemical industry generally continued to experience balanced supply and demand conditions. Higher average raw material costs put pressure on product margins in the second quarter and first six months of 2006, reflecting significantly higher crude oil prices and continuing high natural gas prices compared to the second quarter and first six months of 2005. Tight gasoline markets resulted in higher product margins for fuel-related products primarily in the second quarter 2006 compared to the second quarter 2005.

Lyondell’s results for the second quarter and first six months of 2006 compared to the same periods in 2005 primarily reflected higher refining segment operating results and lower interest expense that more than offset lower overall operating results of the chemicals segments. Results for the first six months of 2006 reflected a benefit from an April 2006 settlement between Lyondell and CITGO of all disputes among Lyondell, CITGO and Petróleos de Venezuela, S.A. (“PDVSA”) and their respective affiliates, including the litigation concerning the refinery crude supply agreement (“CSA”). The settlement resulted in net payments of $74 million to Lyondell. Results for the second quarter and first six months of 2005 included the negative effects of planned and unplanned outages at LCR and charges related to debt reduction.

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

Lyondell has the ability to shift its ratio of raw materials used in the production of ethylene and co-products to take advantage of the relative costs of heavy liquids and NGLs.

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

	Average Benchmark Price
	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Crude oil – dollars per barrel	70.47	53.04	66.88	51.35
Natural gas – dollars per million BTUs	6.48	6.57	7.00	6.28
Weighted average cost of ethylene production – cents per pound	32.19	25.71	30.89	24.52
Ethylene – cents per pound	46.50	38.33	48.42	39.92
Propylene – cents per pound	48.17	36.17	45.83	39.83

As indicated in the table above, benchmark crude oil prices increased significantly in the second quarter and first six months of 2006 compared to the same periods in 2005. Although natural gas prices decreased during the second quarter 2006, they averaged higher for the first six months of 2006 compared to the same period in 2005, negatively affecting energy costs. Despite the second quarter 2006 decrease in natural gas prices, the prices of NGL-based raw materials remained at high levels. As a result, raw material costs were significantly higher in the second quarter and first six months of 2006 compared to the same periods in 2005.

RESULTS OF OPERATIONS

Lyondell’s wholly-owned operations include the EC&D, PO&RP and inorganic chemicals business segments. Lyondell’s activities in the refining business segment are conducted through its interest in LCR, which is accounted for using the equity method.

Revenues—Lyondell’s revenues of $5,072 million in the second quarter 2006 were 16% higher compared to $4,376 million in the second quarter 2005, while revenues of $9,829 million in the first six months of 2006 were 11% higher compared to $8,816 million in the first six months of 2005. Revenues increased primarily as a result of higher average product sales prices and, to a lesser extent, higher sales volumes for most Lyondell products.

Cost of Sales—Lyondell’s cost of sales of $4,586 million in the second quarter 2006 was 18% higher compared to $3,879 million in the second quarter 2005, and cost of sales of $8,757 million for the six-month period ended June 30, 2006 was 14% higher compared to $7,663 million for the six-month period ended June 30, 2005. The increases were primarily the result of higher average raw material costs in both 2006 periods and higher energy costs in the first six months of 2006. Crude oil prices averaged 33% and 30% higher in the second quarter and first six months of 2006, respectively, while natural gas prices averaged 11% higher in the first six months of 2006, compared to the same periods of 2005.

SG&A Expenses—Selling, general and administrative (“SG&A”) expenses were $169 million in the second quarter 2006 compared to $136 million in the second quarter 2005, and $300 million for the six-month period ended June 30, 2006 compared to $268 million for the six-month period ended June 30, 2005. The increase in the second quarter 2006 compared to the second quarter 2005 was primarily due to higher compensation expense, including higher incentive compensation expense as a result of the increase in Lyondell’s common stock price in the second quarter 2006 compared to a decrease in the first quarter 2006. The increase in the first six months of 2006 compared to the same period in 2005 was primarily due to higher other compensation expense as incentive compensation expense was comparable.

Operating Income—Lyondell had operating income of $293 million in the second quarter 2006 compared to $339 million in the second quarter 2005, and operating income of $725 million in the first six months of 2006 compared to $840 million in the first six months of 2005. The decreases were attributable to the lower combined operating results of Lyondell’s EC&D, PO&RP and inorganic chemicals business segments, as indicated in the below table, which are reviewed further in the segment discussion below.

Interest Expense—Interest expense was $132 million in the second quarter 2006 compared to $165 million in the second quarter 2005, and $273 million for the six months ended June 30, 2006 compared to $334 million for the six-months ended June 30, 2005. The decreases in interest expense for the second quarter and first six months of 2006 were primarily due to the net repayment of approximately $1.8 billion principal amount of debt since January 1, 2005. Debt repayments during 2005 are discussed in the “Financing Activities” section under Item 7 of Lyondell’s Annual Report on Form 10-K for the year ended December 31, 2005. See the “Financing Activities” section of “Financial Condition” below for a description of the debt repayments during the first six months of 2006.

Other Income (Expense), Net—Lyondell had other income, net, in the second quarter and first six months of 2006 of $1 million and $75 million, respectively, and other expense, net in the second quarter and first six months of 2005 of $5 million and $19 million, respectively. Other income, net, in the first six months of 2006 included net payments of $74 million received by Lyondell in settlement of all disputes among Lyondell, CITGO and PDVSA and their respective affiliates. The second quarter and first six months of 2005 included charges of $9 million and $21 million, respectively, related to prepayments of LCC’s 9.875% Senior Secured Notes, Series B and write-offs of unamortized debt issuance costs.

Income from Equity Investment in LCR—Lyondell’s income from its equity investment in LCR was $86 million in the second quarter 2006 compared to $19 million in the second quarter 2005, and $177 million in the first six months of 2006 compared to $86 million in the first six months of 2005. LCR’s operating results for the first six months of 2006 included an $8 million charge, of which Lyondell’s 58.75% share was $5 million, representing reimbursement of legal fees and expenses that had been paid by Lyondell on behalf of LCR. LCR’s operating results are reviewed in the discussion of the refining segment below.

Income Tax—The estimated annual effective tax rate for 2006 is 38% and was 36% in the first six months of 2005. The estimated annual effective tax rate for 2006 is higher than the statutory rate due primarily to the effects of non-U.S. operations, including the effect of French subsidiary losses with no related tax benefit.

Net Income—Lyondell’s net income for the second quarter 2006 was $160 million compared to $126 million in the second quarter 2005 and $450 million for the six months ended June 30, 2006 compared to $380 million in the corresponding period in 2005. The following table summarizes the major components contributing to income.

	For the three months ended June 30,		For the six months ended June 30,
Millions of dollars	2006	2005	2006	2005
Operating income (loss) of:
EC&D segment	$181	$200	$480	$592
PO&RP segment	108	127	225	216
Inorganic chemicals segment	5	16	25	37
Other	(1)	(4)	(5)	(5)

Operating income	293	339	725	840
Income from equity investment in LCR	86	19	177	86
Proceeds from settlement	—	—	74	—
Interest expense, net	(125)	(155)	(253)	(313)
Other, net	4	(6)	3	(19)
Provision for income taxes	98	71	276	214

Net income	$160	$126	$450	$380

The increase in second quarter 2006 net income was primarily due to higher income from Lyondell’s equity investment in LCR and lower interest expense, partially offset by lower operating results for Lyondell’s remaining business segments compared to the second quarter 2005.

Net income in the first six months of 2006 reflected lower operating results for Lyondell’s EC&D and inorganic chemicals business segments, which were more than offset by higher income from Lyondell’s equity investment in LCR, lower interest expense and higher operating results for the PO&RP business segment compared to the same period in 2005. Net income for the first six months of 2006 also included the benefit of net payments received by Lyondell in settlement of all disputes among Lyondell, CITGO and PDVSA and their respective affiliates.

Second Quarter 2006 versus First Quarter 2006

Second quarter 2006 net income was $160 million compared to $290 million in the first quarter 2006. The decrease primarily reflected lower operating income in Lyondell’s EC&D business segment of $77 million, after-tax. The first quarter 2006 also included a $45 million, after-tax, credit representing the net settlement payments received by Lyondell in settlement of all disputes among Lyondell, CITGO and PDVSA and their respective affiliates. Although EC&D segment sales prices and margins trended upward during the second quarter 2006, average sales prices and margins for the quarter were lower compared to the first quarter 2006, resulting in the decrease in operating results.

Segment Analysis

Lyondell businesses are primarily in four reportable segments: EC&D, PO&RP, inorganic chemicals and refining. Lyondell’s refining operations are conducted through its interest in LCR. The following tables reflect selected financial information for Lyondell’s reportable segments.

	For the three months ended June 30,		For the six months ended June 30,
Millions of dollars	2006	2005	2006	2005
Sales and other operating revenues:
EC&D	$3,401	$2,849	$6,553	$5,823
PO&RP	1,763	1,557	3,407	3,080
Inorganic Chemicals	359	342	701	660
Other, including intersegment sales eliminations	(451)	(372)	(832)	(747)

Total	$5,072	$4,376	$9,829	$8,816

Operating income:
EC&D	$181	$200	$480	$592
PO&RP	108	127	225	216
Inorganic Chemicals	5	16	25	37
Other	(1)	(4)	(5)	(5)

Total	$293	$339	$725	$840

Income from equity investment in LCR (Refining Segment)	$86	$19	$177	$86

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

For the second quarter and first six months of 2006, EC&D segment operating results reflected the effects of higher costs, primarily higher raw material costs that were not entirely offset by higher average sales prices. As a result, average product margins were lower in the first six months of 2006 compared to the same period in 2005.

U.S. market demand in the second quarter and first six months of 2006 increased an estimated 2% and decreased an estimated 1%, respectively, for ethylene, and increased an estimated 9% and 4%, respectively, for polyethylene, compared to the second quarter and first six months of 2005.

The following table sets forth the EC&D segment’s sales and other operating revenues, operating income and selected product sales volumes.

	For the three months ended June 30,		For the six months ended June 30,
In millions	2006	2005	2006	2005
Sales and other operating revenues	$3,401	$2,849	$6,553	$5,823
Operating income	181	200	480	592

Sales Volumes, in millions
Ethylene and derivatives (pounds)	2,930	2,845	5,801	5,753
Polyethylene volumes included above (pounds)	1,489	1,341	2,822	2,678
Co-products, non-aromatic (pounds)	2,154	1,862	4,120	3,896
Aromatics (gallons)	88	107	177	209

Revenues—Revenues of $3,401 million in the second quarter 2006 were 19% higher compared to revenues of $2,849 million in the second quarter 2005, while revenues of $6,553 million in the first six months of 2006 were 13% higher compared to revenues of $5,823 million in the first six months of 2005. The higher revenues in the second quarter and first six months of 2006 reflected the effects of higher average sales prices and higher sales volumes compared to the same periods in 2005. Ethylene and derivative sales volumes were 3% and 1% higher, respectively, in the second quarter and first six months of 2006 compared to the second quarter and first six months of 2005.

As noted in the table below, benchmark sales prices in the second quarter and first six months of 2006 averaged higher for ethylene and propylene, were comparable for HDPE and averaged lower for benzene compared to the same periods in 2005.

	For the three months ended June 30,		Percent Change	For the six months ended June 30,		Percent Change
	2006	2005		2006	2005
Ethylene – cents per pound	46.50	38.33	21%	48.42	39.92	21%
Propylene – cents per pound	48.17	36.17	33%	45.83	39.83	15%
Benzene – cents per gallon	301.67	305.67	(1)%	285.00	311.33	(8)%
HDPE – cents per pound	67.00	66.50	1%	70.00	69.50	1%

Operating Income—The EC&D segment had operating income of $181 million in the second quarter 2006 compared to $200 million in the second quarter 2005, and operating income of $480 million in the first six months of 2006 compared to $592 million in the first six months of 2005. The decreases in the second quarter and first six months of 2006 were due to higher costs, primarily higher raw material costs, which were not entirely offset by the effects of higher average sales prices and higher sales volumes compared to the second quarter and first six months of 2005.

Second Quarter 2006 versus First Quarter 2006

The EC&D segment’s second quarter 2006 operating income was $181 million compared to operating income of $299 million in the first quarter 2006. The $118 million decrease in profitability was primarily due to lower margins, which were partially offset by the effects of higher sales volumes compared to the first quarter 2006. The lower margins were primarily due to higher crude-oil and NGL-based raw material costs, which were not completely offset by the effects of higher average sales prices. The increase in average sales prices in the second quarter 2006 reflected higher average sales prices for co-products, which were partially offset by decreases in the average sales prices for ethylene and polyethylene. Sales volumes for ethylene and derivatives in the second quarter 2006 increased by 2% compared to the first quarter 2006.

Propylene Oxide and Related Products Segment

Overview—The PO&RP segment manufactures and markets PO; PO derivatives, such as propylene glycol (“PG”), propylene glycol ethers (“PGE”), and butanediol (“BDO”); toluene diisocyanate (“TDI”); styrene monomer (“SM”) and tertiary butyl alcohol (“TBA”) and its derivatives, MTBE and ethyl tertiary butyl ether (“ETBE”). Styrene and TBA are co-products of Lyondell’s two major PO production processes, referred to as PO/SM and PO/TBA.

PO&RP segment operating results were lower for the second quarter 2006 and slightly higher for the first six months of 2006 compared to the same periods in 2005. TDI operating losses decreased primarily as a result of higher margins. The improvement in TDI operating results was offset by the effects of lower margins for other PO&RP segment products and planned plant maintenance turnarounds in the second quarter 2006.

PO and derivatives operating results were lower in the second quarter and first six months of 2006 compared to the same periods in 2005 primarily due to higher prices for raw material propylene, especially in the second quarter 2006, and the effects of planned maintenance turnarounds of a PO/TBA plant and a BDO plant in The Netherlands during the second quarter 2006. Styrene operating results in the second quarter and first six months of 2006 were lower primarily due to higher raw material costs and resulting lower margins compared to the same periods in 2005. MTBE operating results in the second quarter and first six months of 2006 were lower due to lower margins and sales volumes associated with higher exports of U.S. production.

The following table sets forth the PO&RP segment’s sales and other operating revenues, operating income, product sales volumes and average benchmark market prices for propylene.

	For the three months ended June 30,		For the six months ended June 30,
Millions of dollars	2006	2005	2006	2005
Sales and other operating revenues	$1,763	$1,557	$3,407	$3,080
Operating income	108	127	225	216

Sales Volumes, in millions
PO and derivatives (pounds)	763	731	1,597	1,615
Co-products:
SM (pounds)	1,031	1,045	2,013	2,027
MTBE and other TBA derivatives (gallons)	290	297	587	580

Average Benchmark Price
Propylene
United States – cents per pound	48.17	36.17	45.83	39.83
Europe – euros per metric ton	825	705	805	695

Revenues—Revenues of $1,763 million in the second quarter 2006 were 13% higher compared to revenues of $1,557 million in the second quarter 2005, while revenues of $3,407 million in the first six months of 2006 were 11% higher compared to revenues of $3,080 million in the first six months of 2005. The increases in revenues in the second quarter and first six months of 2006 were primarily due to the effect of higher average sales prices. Sales volumes for TDI were 24% and 26% lower in the second quarter and first six months of 2006, respectively, compared to the second quarter and first six months of 2005 due primarily to the shut down of the Lake Charles, Louisiana TDI facility late in 2005.

Operating Income—The PO&RP segment had operating income of $108 million in the second quarter 2006 compared to $127 million in the second quarter 2005, and $225 million in the first six months of 2006 compared to $216 million in the first six months of 2005. Lower second quarter 2006 operating results for MTBE, PO & derivatives and styrene, primarily as a result of lower margins, largely offset lower TDI operating losses compared to the second quarter 2005. Lower TDI operating losses in the first six months of 2006 were largely offset by lower operating results for PO & derivatives, styrene and MTBE compared to the first six months of 2005. The lower 2006 PO and derivative results include the effect of planned maintenance turnarounds at two plants in The Netherlands in the second quarter 2006.

Second Quarter 2006 versus First Quarter 2006

The PO&RP segment’s operating income of $108 million in the second quarter 2006 compared to $117 million in the first quarter 2006. In the second quarter 2006, lower operating results for PO & derivatives and styrene were partly offset by an approximate $45 million improvement in MTBE operating results compared to the first quarter 2006. Higher raw material costs, lower sales volumes that were primarily due to the seasonality of deicers and costs related to the plant turnarounds in the second quarter 2006 contributed to the decrease in second quarter 2006 profitability for PO and derivatives compared to the first quarter 2006. Lower operating results for styrene in the second quarter 2006 compared to the first quarter 2006 were primarily due to higher raw material costs. Second quarter 2006 operating results for MTBE reflected seasonally higher raw material margins, which more than offset the increased costs associated with exporting U.S. production.

Inorganic Chemicals Segment

Overview—Lyondell’s inorganic chemicals segment consists of the titanium dioxide (“TiO2”) and related products businesses. Operating results for the inorganic chemicals segment in the second quarter and first six months of 2006, compared to the same periods in 2005, were negatively affected by higher utility and raw material costs, as well as an unplanned outage at the U.K. plant during the second quarter, which were only partly offset by the benefit of moderately higher product volumes and sales prices.

The following table sets forth the inorganic chemicals segment’s sales and other operating revenues, operating income and TiO2 sales volumes.

	For the three months ended June 30,		For the six months ended June 30,
In millions	2006	2005	2006	2005
Sales and other operating revenues	$359	$342	$701	$660
Operating income	5	16	25	37

Sales Volumes, in millions
TiO2 (thousands of metric tons)	158	154	309	296

Revenues—Revenues of $359 million in the second quarter 2006 were 5% higher than the $342 million in the second quarter 2005, while revenues of $701 million in the first six months of 2006 were 6% higher than the $660 million in the first six months of 2005. The increases reflected higher sales volumes and higher average U.S. dollar sales prices in the second quarter and first six months of 2006 compared to the 2005 periods. In the second quarter and first six months of 2006, sales volumes were higher by 3% and 4%, respectively, while sales prices averaged 2% higher in the second quarter and first six months of 2006 compared to the same periods in 2005.

Operating Income—The inorganic chemicals segment had operating income in the second quarter 2006 of $5 million compared to $16 million in the second quarter 2005, and $25 million in the first six months of 2006 compared to $37 million in the first six months of 2005. The decreases in the second quarter and first six months of 2006 were primarily attributable to lower margins, reflecting higher utility and raw material costs, and the unplanned outage in the second quarter 2006 at the U.K. plant.

Second Quarter 2006 versus First Quarter 2006

The inorganic chemicals segment’s operating income was $5 million in the second quarter 2006 compared to operating income of $20 million in the first quarter 2006. The effect of higher sales volumes in the second quarter 2006 was offset by higher costs and the effects of the unplanned outage at the U.K. plant.

Refining Segment

Overview—Lyondell’s activities in the refining segment are conducted through its 58.75% equity investment in LCR. The following discussion of LCR’s operating results is on a 100% basis. See Note 5 to the Consolidated Financial Statements. LCR produces refined petroleum products, including gasoline, low sulfur diesel, jet fuel, aromatics and lubricants. PDVSA Petróleo, S.A. (“PDVSA Oil”) supplies heavy, high sulfur Venezuelan crude oil to LCR under a long-term crude supply agreement—see the “Crude Supply Agreement” section of Note 12 to the Consolidated Financial Statements. Under the CSA, LCR purchases 230,000 barrels per day of heavy, high sulfur crude oil, which constitutes approximately 86% of its rated crude oil refining capacity of 268,000 barrels per day. LCR generally purchases the balance of its crude oil requirements on the spot market. Profit margins on spot market crude oil historically have been more volatile and recently have been higher than margins on CSA crude oil.

LCR’s operating results in the second quarter and first six months of 2006, reflected stronger diesel and gasoline markets, higher refining margins, more efficient operations, higher crude oil costs and lower aromatics margins compared to the same periods in 2005.

The second quarter and first six months of 2006 were negatively affected by planned maintenance related to catalyst changes in the second quarter 2006. However, refinery processing rates for the second quarter and first six months of 2006 were higher compared to the same periods in 2005, which reflected the negative impact of a major planned maintenance turnaround and unplanned outages in the second quarter 2005.

The following table sets forth LCR’s sales and other operating revenues, net income, sales volumes for refined products and crude processing rates for the periods indicated.

	For the three months ended June 30,		For the six months ended June 30,
Millions of dollars	2006	2005	2006	2005
Sales and other operating revenues	$2,411	$1,563	$4,505	$3,099
Net income	143	28	294	138

Thousands of barrels per day
Refined products sales volumes:
Gasoline	116	110	114	113
Diesel and heating oil	82	85	94	86
Jet fuel	11	8	10	14
Aromatics	7	10	7	9
Other refined products	118	70	117	80

Total refined products sales volumes	334	283	342	302

Crude processing rates:
Crude Supply Agreement	227	165	224	192
Other crude oil	44	28	42	35

Total crude processing rates	271	193	266	227

Revenues—Revenues of $2,411 million in the second quarter 2006 were 54% higher compared to revenues of $1,563 million in the second quarter 2005, while revenues of $4,505 million in the first six months of 2006 were 45% higher compared to revenues of $3,099 million in the first six months of 2005. The increases in revenues in the second quarter and first six months of 2006 were due to the effect of higher average refined product sales prices driven largely by higher crude oil prices and the effect of higher sales volumes. Sales volumes increased by 18% and 13%, respectively, in the second quarter and first six months of 2006 compared to the corresponding periods in 2005. The higher sales volumes reflected the higher crude processing rates, which increased 40% and 17%, respectively, in the second quarter and first six months of 2006, compared to the same periods in the prior year, which were negatively affected by the plant maintenance activity and equipment failures during the second quarter 2005.

Net Income—LCR had net income of $143 million in the second quarter 2006 compared to $28 million in the second quarter 2005, and $294 million in the first six months of 2006 compared to $138 million in the first six months of 2005. The higher net income reflected the effects of higher CSA and spot crude oil margins and higher crude processing rates compared to the same 2005 periods. The second quarter and first six months of 2006 were negatively affected by additional provisions for property taxes of $12 million and deferred state income taxes of $8 million as a result of recently enacted state tax legislation. The remaining difference was primarily due to lower aromatics margins in the second quarter and first six months of 2006 compared to the same 2005 periods.

Second Quarter 2006 versus First Quarter 2006

LCR’s net income was $143 million in the second quarter 2006 compared to $151 million in the first quarter 2006. The decrease was primarily due to the planned maintenance related to catalyst changes in the second quarter 2006, tax provisions in the second quarter 2006 and lower aromatic margins, which were largely offset by the favorable effect of higher CSA and spot margins and higher crude processing rates. Second quarter 2006 total crude processing rates of 271,000 barrels per day compared to 261,000 barrels per day in the first quarter 2006.

FINANCIAL CONDITION

Operating Activities—Operating activities provided cash of $438 million in the first six months of 2006 compared to $646 million in the first six months of 2005. The decrease was primarily due to higher income tax payments, voluntary contributions to pension funds and annual incentive compensation payments compared to the first six months of 2005. Income tax payments increased $102 million, primarily reflecting the complete utilization of Lyondell’s federal net operating loss carryforwards early in 2006. The increase in voluntary pension fund contributions and incentive compensation payments totaled $80 million.

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

Investing Activities—Investing activities used cash of $175 million in the first six months of 2006 and $109 million in the first six months of 2005. The first six months of 2005 included $51 million of cash distributions in excess of earnings from LCR that did not recur in the first six months of 2006.

The following table summarizes the capital expenditures of Lyondell and its principal joint ventures as well as their 2006 budgeted annual capital spending.

	Annual Budget 2006	For the six months ended June 30,
Millions of dollars		2006	2005
Capital expenditures – 100% basis:
Lyondell	$385	$124	$112
LCR	230	109	83

Capital expenditures – Lyondell proportionate share:
Lyondell – 100%	$385	$124	$112
LCR – 58.75%	135	64	49

Total capital expenditures	520	188	161
Contributions to European PO Joint Venture	5	3	3
Contributions to U.S. PO Joint Venture	14	12	4

Total capital expenditures and contributions to PO joint ventures	$539	$203	$168

The 2006 Lyondell capital budget includes spending for base plant support, projects to improve manufacturing efficiency and projects related to environmental and regulatory requirements, including air emission reductions and wastewater management. In addition to base support and air emission reductions, the LCR 2006 capital budget reflects spending for low sulfur fuel regulations.

The following table summarizes Lyondell’s cash distributions from and cash contributions to its principal joint venture affiliates:

	For the six months ended June 30,
Millions of dollars	2006	2005
Cash distributions from joint venture affiliates:
LCR	$122	$134
Other	—	3

Total distributions	122	137
Less: Distributions of earnings from affiliates	122	86

Distributions in excess of earnings from affiliates	$—	$51

Cash contributions to joint venture affiliates:
LCR	$42	$44
European PO Joint Venture	3	3
U.S. PO Joint Venture	12	4

Total	$57	$51

Financing Activities—Financing activities used cash of $540 million in the first six months of 2006 and $619 million in the first six months of 2005. The decrease in cash used was due primarily to lower payments associated with debt retirements of $449 million in the first six months of 2006 compared to $547 million in the first six months of 2005. The effect of the lower debt payments was partly offset by the effect of lower proceeds from the exercise of stock options of $9 million in the first six months of 2006 compared to $43 million in the first six months of 2005.

In the first six months of 2006, Equistar repaid the $150 million of 6.5% Notes outstanding, which matured in February 2006, and Millennium completed a cash tender offer for its 7% Senior Notes due 2006, purchasing $149 million principal amount of the notes and paying a premium of $2 million. In addition, Millennium purchased $85 million principal amount of 9.25% Senior Notes due 2008, paying a premium of $5 million, and LCC purchased $50 million principal amount of 9.625% Senior Secured Notes, Series A due 2007, paying a premium of $2 million. In the first six months of 2005, LCC prepaid $500 million of the 9.875% Senior Secured Notes, Series B, and paid $17 million in prepayment premiums. Also, during the first six months of 2005, Millennium purchased $24 million of the 7% Senior Notes due 2006, and less than $1 million of the 9.25% Senior Notes due 2008.

During the first six months of 2006, a U.K. subsidiary of Millennium entered into a new €60 million, five-year, revolving credit facility. During the first six months of 2006, €9 million, or $12 million, was drawn and outstanding at June 30, 2006. See “Liquidity and Capital Resources” below.

Cash dividends of $0.225 per share of common stock were paid in each of the first and second quarters of 2006 and 2005 and totaled $111 million for each of the six months ended June 30, 2006 and 2005.

During the first six months of 2006, LCC amended its $475 million senior secured revolving credit facility and Millennium amended its $150 million senior secured revolving credit facilities. See “Liquidity and Capital Resources” below.

Liquidity and Capital Resources—Lyondell’s total debt, including current maturities, was $5.8 billion, or approximately 62% of total capitalization as of June 30, 2006. In addition, as of June 30, 2006 Lyondell’s LCR joint venture had $476 million of debt payable to parties other than Lyondell (See “Joint Venture Debt” and “LCR Liquidity and Capital Resources” below). Current maturities of long-term debt at June 30, 2006 totaled $870 million and consisted primarily of $849 million of 9.625% Senior Secured Notes, Series A, due May 2007. Since mid-2004, Lyondell has repaid $2.1 billion principal amount of debt, with $1.4 billion of the reduction occurring during 2005 and $440 million during the first six months of 2006. Scheduled maturities accounted for only $250 million of this reduction. Lyondell intends to continue to reduce debt as market conditions permit.

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

Additionally in April 2006, Lyondell was granted an arbitration award related to a commercial dispute with Bayer. The award, which was not reflected in earnings of the first six months of 2006, pertains to several issues related to the U.S. PO and PO technology joint ventures and included declaratory judgment in Lyondell’s favor concerning interpretation of the contract provisions at issue. Lyondell was awarded approximately $121 million, plus interest of approximately $23 million, through June 30, 2005. Additional amounts subject to finalization could include pre-award and post-award interest and attorney fees, costs and expenses. Lyondell filed a motion in court to enforce the award and Bayer subsequently filed motions to vacate the arbitration award.

While Lyondell’s hurricane-related insurance claims are proceeding, given the magnitude of the task facing the insurance companies, Lyondell anticipates that the claims will be resolved during the latter half of 2006. Assuming successful resolution, the combined amount of all claim reimbursements to Lyondell could be as much as $80 million.

In July 2006, Moody’s Investors Service (“Moody’s”) placed the ratings of Lyondell, Equistar and Millennium under review for possible downgrade and Standard & Poor’s Ratings Services revised the CreditWatch implications for Lyondell and Equistar from positive to negative following Lyondell’s announcement that Lyondell and CITGO had discontinued the exploration of a sale of LCR to a third-party. In June 2006, Moody’s had raised Lyondell’s credit rating to Ba3 from B1 and reinstated Equistar’s and Millennium’s debt ratings at Ba3.

In June 2006, S&P lowered its ratings for Millennium from BB- to B+ with a negative outlook following the February 2006 jury verdict against Millennium and other defendants. See the “Litigation” section of Note 12 to the Consolidated Financial Statements.

LCC has not guaranteed Equistar’s, Millennium’s or LCR’s credit facilities or debt obligations, except for $150 million of Equistar debt, consisting of the 7.55% Debentures due 2026. LCC’s credit facility generally limits investments by Lyondell in Equistar, Millennium and specified joint ventures unless certain conditions are satisfied. In addition, Millennium’s debt covenants restrict its ability to pay dividends to LCC. Some of Equistar’s indentures require additional interest payments to the note holders if Equistar makes distributions when its Fixed Charge Coverage Ratio, as defined, is less than 1.75 to 1. The level of debt and the limitations imposed on LCC, Equistar and Millennium by their respective current or future debt agreements, including the restrictions on their ability to transfer cash among the entities as further discussed below, could have significant consequences on Lyondell’s business and future prospects.

At June 30, 2006, Lyondell had cash on hand of $320 million, which included $100 million of cash held by Millennium that currently is not available for dividends to LCC and $132 million of cash held by Equistar. Lyondell’s total unused availability under various liquidity facilities of $1,344 million as of June 30, 2006 included the following:

•	$398 million under LCC’s amended and restated $475 million senior secured revolving credit facility, which matures in December 2009. Availability under the revolving credit facility is reduced to the extent of outstanding letters of credit provided under the credit facility, which totaled $77 million as of June 30, 2006. There was no outstanding borrowing under the revolving credit facility at June 30, 2006.

•	$60 million under LCC’s $150 million, four-year, accounts receivable sales facility. The agreement currently permits the sale of up to $135 million of total interest in domestic accounts receivable, which amount would decline by $35 million if LCC’s credit facility were fully drawn. The outstanding amount of receivables sold under the facility was $75 million as of June 30, 2006.

•	$734 million under Equistar’s $400 million inventory-based revolving credit facility and its $600 million accounts receivable sales facility, after giving effect to the borrowing base net of a $50 million unused availability requirement, the $200 million outstanding amount of accounts receivable sold under the accounts receivable sales facility at June 30, 2006 and $16 million of outstanding letters of credit under the revolving credit facility as of June 30, 2006. The borrowing base is determined using a formula applied to accounts receivable and inventory balances. The revolving credit facility requires that the unused available amounts under that facility and the $600 million accounts receivable sales facility equal or exceed $50 million, or $100 million if the Interest Coverage Ratio, as defined, at the end of any period of four consecutive fiscal quarters is less than 2:1. There was no outstanding borrowing under the revolving credit facility at June 30, 2006.

•	$122 million in total under Millennium’s $125 million U.S. and $25 million Australian secured revolving credit facilities, which mature in August 2010. Availability under the revolving credit facilities is reduced to the extent of outstanding letters of credit provided under the facilities. Letters of credit outstanding under the $125 million U.S. revolving credit facility at June 30, 2006 totaled $28 million. At June 30, 2006, there were no outstanding letters of credit under the $25 million Australian revolving credit facility, and there was no outstanding borrowing under either revolving credit facility.

•	€51 million, or approximately $65 million, under Millennium’s U.K. €60 million, five-year, revolving credit facility. Availability under the facility gives effect to the borrowing base, as determined using a formula applied to accounts receivable and inventory balances, and is reduced to the extent of outstanding borrowing and letters of credit provided under the facility. At June 30, 2006, the outstanding borrowing was €9 million, or $12 million, and there were no outstanding letters of credit under the revolving credit facility.

LCC Debt and Accounts Receivable Sales Facility—LCC’s revolving credit facility, indentures and accounts receivable sales facility contain restrictive covenants. LCC’s revolving credit facility also contains covenants that require the maintenance of specified financial ratios. These covenants, as well as debt guarantees, are described in Notes 10 and 15 to Lyondell’s Consolidated Financial Statements included in Lyondell’s Annual Report on Form 10-K for the year ended December 31, 2005. See “Effects of a Breach” below for a discussion of the potential impact of a breach of these covenants.

There have been no changes in the terms of the covenants or the guarantees in the six months ended June 30, 2006, except that in June 2006 the revolving credit facility, and thereby the indentures, were amended to, among other things, provide for additional subsidiary guarantees and other collateral and, in certain circumstances, to limit the pledge of equity interests and other securities. The amendment also excludes Millennium from certain events-of-default provisions. In addition, in August 2006, the LCC accounts receivable sales facility was amended primarily to exclude Millennium from certain events-of-default provisions, and to address certain other changes.

Equistar Debt and Accounts Receivable Sales Facility—Equistar’s inventory-based revolving credit facility, accounts receivable sales facility and indentures contain restrictive covenants. These covenants are described in Notes 10 and 15 to Lyondell’s Consolidated Financial Statements included in Lyondell’s Annual Report on Form 10-K for the year ended December 31, 2005. See “Effects of a Breach” below for a discussion of the potential impact of a breach of these covenants. There have been no changes in the terms of the covenants in the six months ended June 30, 2006. The credit facility does not require the maintenance of specified financial ratios as long as certain conditions are met. Some of Equistar’s indentures require additional interest payments to the note holders if Equistar makes distributions when its Fixed Charge Coverage Ratio, as defined, is less than 1.75 to 1.

Millennium Debt—Millennium’s facilities and its indentures contain restrictive covenants. Pursuant to these provisions, Millennium is currently prohibited from making restricted payments, including paying certain dividends. Other than the U.K. facility, Millennium’s facilities also contain covenants that require the maintenance of specified financial ratios. These covenants, as well as debt guarantees, are described in Note 15 to Lyondell’s Consolidated Financial Statements included in Lyondell’s Annual Report on Form 10-K for the year ended December 31, 2005. See “Effects of a Breach” below for a discussion of the potential impact of a breach of these covenants. There have been no changes in the terms of the covenants or the guarantees in the six months ended June 30, 2006, except for a May 2006 amendment to the senior secured revolving credit facility, and a July 2006 amendment to the indenture governing the 4% Convertible Senior Debentures, that primarily exclude a subsidiary of Millennium, Millennium Holdings, LLC, and its subsidiaries (collectively “Millennium Holdings”) from events-of-default provisions that could be triggered in connection with judgments against Millennium Holdings. Millennium’s U.K. facility does not require the maintenance of specified financial ratios as long as certain conditions are met.

Millennium has outstanding $150 million aggregate principal amount of 4% Convertible Senior Debentures, which are due in 2023, unless earlier redeemed, converted or repurchased. The Debenture redemption terms are described in Lyondell’s Consolidated Financial Statements included in Lyondell’s Annual Report on Form 10-K for the year ended December 31, 2005. There were no changes in the redemption terms in the six months ended June 30, 2006. As a result of Lyondell’s acquisition of Millennium, the Debentures are convertible into shares of Lyondell’s common stock or, at Lyondell’s discretion, equivalent cash or a combination thereof. As of June 30, 2006, based on a quarterly test related to the price of Lyondell common stock, the Debentures were convertible at a conversion rate of 73.3986 Lyondell shares per one thousand dollar principal amount of the Debentures. As of June 30, 2006, the amount of Debentures converted into shares of Lyondell common stock was not significant.

Joint Venture Debt—At June 30, 2006, the outstanding debt of LCR to parties other than Lyondell was $476 million. That debt is not carried on Lyondell’s balance sheet because Lyondell has no obligation with respect to that debt. Although distribution to its owners of the earnings of LCR has represented a source of cash for Lyondell in recent years, the debt of LCR is not a source of liquidity or a capital resource for Lyondell. The ability of LCR to distribute cash to Lyondell may be affected by restrictive covenants in LCR’s credit facility. See “LCR Liquidity and Capital Resources” below.

Effects of a Breach—A breach by LCC, Equistar or Millennium of any of the covenants or other requirements in their respective debt instruments could (1) permit that entity’s note holders or lenders to declare the outstanding debt under the breached debt instrument due and payable, (2) permit that entity’s lenders under that credit facility to terminate future lending commitments and (3) permit acceleration of that entity’s other debt instruments that contain cross-default or cross-acceleration provisions. The respective debt agreements of LCC, Millennium and Equistar contain various event of default and cross-default provisions. If LCC, Equistar or Millennium, as the case may be, was unable to obtain sufficient funds to make these accelerated payments, its lenders could proceed against any assets that secure their debt. Furthermore, a default under Equistar’s debt instruments could constitute a cross-default under LCC’s credit facility, which, under specified circumstances, would then constitute a default under LCC’s indentures. Similarly, the breach by LCC or Equistar of covenants in their respective accounts receivable sales facilities would permit the counterparties under the facility to terminate further purchases of interests in accounts receivable and to receive all collections from previously sold interests until they had collected on their interests in those receivables, thus reducing the entity’s liquidity.

Off-Balance Sheet Arrangements—Lyondell’s off-balance sheet arrangements are described in Item 7 of its Annual Report on Form 10-K for the year ended December 31, 2005. Lyondell’s off-balance sheet arrangements did not change materially in the six months ended June 30, 2006.

LCR Liquidity and Capital Resources—LCR maintains a credit facility, consisting of a $450 million senior secured term loan facility and a $150 million senior secured revolving credit facility, which matures in May 2007. The facility is secured by substantially all of the assets of LCR and contains covenants that require LCR to maintain specified financial ratios covering Debt-to-Total-Capitalization, EBITDA-to-Interest Expense and Secured Debt-to-EBITDA, all as defined. The potential impact of a breach of these covenants is discussed in “LCR Liquidity and Capital Resources” under Item 7 of Lyondell’s Annual Report on Form 10-K for the year ended December 31, 2005. The revolving credit facility, which was undrawn at June 30, 2006, is reduced to the extent of outstanding letters of credit provided under the credit facility, which totaled $13 million as of June 30, 2006.

CURRENT BUSINESS OUTLOOK

Lyondell’s outlook for the balance of 2006 continues to be positive. The third quarter 2006 has started out positively despite the high cost of raw materials, which has been offset by strength in LCR’s refining operations and by Lyondell’s gasoline components and other co-products. The strong performance of the ethylene chain late in the second quarter 2006 has continued to improve into the third quarter, while third quarter 2006 results to date for the PO&RP segment also have been good.

ACCOUNTING AND REPORTING CHANGES

In July, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes. FIN No. 48 prescribes, among other things, a recognition threshold and measurement attribute for the financial statement recognition and measurement of an uncertain tax position. The provisions of FIN No. 48 will apply to Lyondell beginning in 2007. Lyondell is evaluating the impact of FIN No. 48 on its consolidated financial statements.

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

Effective April 1, 2006, Lyondell adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty. EITF Issue No. 04-13 requires that inventory purchase and sales transactions with the same counterparty that are entered into in contemplation of one another be combined for purposes of applying Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions. The effect was to reduce reported revenues and cost of sales for affected transactions. Lyondell’s application of EITF Issue No. 04-13 had no material effect on its consolidated financial statements.

Item 3. Disclosure of Market Risk

Lyondell’s exposure to market risk is described in Item 7a of its Annual Report on Form 10-K for the year ended December 31, 2005. Lyondell’s exposure to market risk had not changed materially in the six months ended June 30, 2006.

Item 4. Controls and Procedures

Lyondell performed an evaluation, under the supervision and with the participation of its management, including the President and Chief Executive Officer (principal executive officer) and Senior Vice President and Chief Financial Officer (principal financial officer), of the effectiveness of Lyondell’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2006. Based upon that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that Lyondell’s disclosure controls and procedures are effective.

There were no changes in Lyondell’s internal control over financial reporting that occurred during Lyondell’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, Lyondell’s internal control over financial reporting.

RATIO OF EARNINGS TO FIXED CHARGES

Lyondell’s computation of the ratios of earnings to fixed charges for the six months ended June 30, 2006 and 2005 and for the five-year period ended December 31, 2005 is reflected in the table below.

	For the six months ended June 30,		For the year ended December 31,
Millions of dollars, except ratio data	2006	2005	2005	2004	2003	2002	2001
Income (loss) from continuing operations before income taxes	$726	$594	$750	$77	$(481)	$(214)	$(228)
Deduct income (loss) from equity investments	179	86	124	451	(103)	14	40
Add distributions of earnings from equity investments	122	86	123	424	144	126	144

Earnings adjusted for equity investments	669	594	749	50	(234)	(102)	(124)

Fixed charges:
Interest expense, gross	276	334	649	463	415	384	386
Portion of rentals representative of interest	36	33	65	25	22	23	23

Total fixed charges before capitalized interest	312	367	714	488	437	407	409
Capitalized interest	—	—	—	—	19	10	3

Total fixed charges including capitalized interest	312	367	714	488	456	417	412

Earnings before fixed charges	$981	$961	$1,463	$538	$203	$305	$285
Ratio of earnings to fixed charges (a)	3.1	2.6	2.1	1.1	—	—	—

(a)	In 2003, 2002 and 2001, earnings were insufficient to cover fixed charges by $253 million, $112 million and $127 million, respectively.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments with respect to Lyondell’s legal proceedings previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2005 and in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, except as described below:

LCC—As previously disclosed, beginning November 2004, several lawsuits styled as class actions on behalf of U.S. purchasers were filed in federal court against LCC and certain other chemical companies alleging violations of U.S. antitrust law in connection with the manufacture and sale of polyether polyols, methylene diphenyl diisocyanate (“MDI”) and TDI, and seeking treble damages in an unspecified amount. The lawsuits have been consolidated by the Judicial Panel for Multidistrict Litigation in the United States District Court for the District of Kansas. In addition, in May 2006, two lawsuits styled as class actions were filed in the Ontario Superior Court of Justice, London, Ontario, Canada and the Superior Court, Province of Quebec, District of Quebec, Canada, both alleging claims and seeking relief similar to that in the Multidistrict Litigation. LCC believes that it has valid defenses to all claims and is vigorously defending them. Also, LCC received a document subpoena dated February 15, 2006 from the Antitrust Division of the U.S. Department of Justice (the “DOJ”) regarding the manufacture and sale of the above products. At this time, LCC believes it has not violated any antitrust laws. LCC is cooperating with the DOJ in connection with the subpoena. LCC does not expect the resolution of these matters to result in any material adverse effect on its business, financial position, liquidity or results of operations.

Millennium—Together with alleged past manufacturers of lead-based paint and lead pigments for use in paint, Millennium has been named as a defendant in various legal proceedings alleging personal injury, property damage, and remediation costs allegedly associated with the use of these products. On February 7, 2005, the Circuit Court, Cook County, Illinois granted the defendants’ motion for summary judgment in Mary Lewis, Tashswan Banks and Jacqueline Nye v. Lead Industries Association, Inc., et al., which case was filed on March 14, 2002. On March 11, 2005, the plaintiffs filed a motion for reconsideration of the order granting summary judgment to the defendants and, on March 15, 2005, the plaintiffs served a motion for leave to file a third amended complaint. On March 18, 2005, both motions were denied. On March 23, 2005, the plaintiffs filed a notice of appeal, which was argued before the Illinois Appellate Court on January 11, 2006. On February 1, 2006, the Illinois Court of Appeals reversed the trial court’s decision and remanded the case to the trial court for further proceedings. On March 6, 2006, Millennium filed a petition for leave to appeal the Court of Appeals’ decision to the Illinois Supreme Court. On May 24, 2006, the Illinois Supreme Court denied Millennium’s petition for leave to appeal. On June 22, 2006, the Court of Appeals sent the case back to the trial court. In The County of Santa Clara, a political subdivision of the State of California, individually and on behalf of all those similarly situated v. Atlantic Richfield et al., commenced in the Santa Clara County, California, Superior Court on March 23, 2000, the court entered summary judgment on behalf of all defendants, and plaintiffs filed an appeal. On March 3, 2006, the California Court of Appeals reversed portions of the Superior Court’s decision and reinstated the plaintiffs’ claims alleging public nuisance, strict liability, negligence and fraud. The Court of Appeals affirmed the dismissal of plaintiffs’ claims for unfair business practices and the denial of plaintiffs’ motion to amend the complaint to include a trespass claim. On April 12, 2006, Millennium appealed the Court of Appeals’ decision and filed a petition for review with the California Supreme Court. On June 21, 2006, the California Supreme Court denied Millennium’s petition for review. City of St. Louis v. Lead Industries Association, Inc., et al., was commenced in the St. Louis, Missouri, Circuit Court on January 25, 2000, and was dismissed by summary judgment on January 18, 2006. The City filed an appeal on June 9, 2006.

Item 1A. Risk Factors

There have been no material changes with respect to Lyondell’s risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2005 and in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, except as described below:

Legislative and other actions have reduced U.S. demand for MTBE and, therefore, Lyondell has been exporting MTBE and may produce alternative gasoline blending components such as di-isobutylene that may be less profitable than MTBE.

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

The federal Energy Policy Act of 2005, which was enacted in the U.S. in August 2005, did not phase-down or ban the use of MTBE. However, the Act eliminated the oxygen standard for reformulated fuels, effective May 6, 2006, and also contained a renewable fuel standard that mandated the use of ethanol in gasoline. As a result of the elimination of the oxygen standard for reformulated fuels, companies are no longer required to use MTBE or any other oxygenate for this purpose. Various U.S. states have banned or are considering banning the use of MTBE. For example, California, Connecticut and New York banned MTBE, effective January 2004, and New Jersey banned MTBE, effective January 2009. In addition, at this time, the majority of refiners and blenders have discontinued the use of MTBE in the U.S.

The combination of these actions is negatively affecting U.S. MTBE demand. Lyondell’s North American MTBE business accounted for approximately $1.4 billion of Lyondell’s revenues in 2005. At this time, Lyondell cannot predict the full impact that the U.S. federal legislation, state governmental initiatives and bans, and these commercial actions will have on MTBE margins or volumes longer term. Lyondell intends to continue marketing its U.S.-produced MTBE either in the U.S. or outside of the U.S. However, there are higher distribution costs and import duties associated with exporting MTBE outside of the U.S., and the increased supply of MTBE may reduce profitability of MTBE in these export markets. Lyondell also is installing equipment at its Channelview, Texas facility that will provide Lyondell with the flexibility to produce either iso-octene (an alternative gasoline blending component also known as “di-isobutylene” or “DIB”) or MTBE at that facility, and this flexibility should be in place in the fourth quarter of 2006. The estimated cost of converting this facility to DIB production is less than $25 million. In addition, Lyondell’s U.S.-based and European-based MTBE plants can produce ETBE as an alternative to MTBE, and Lyondell has produced and sold ETBE in Europe to address Europe’s growing demand for biofuels. Product decisions will continue to be influenced by regulatory and market developments. The profit contribution related to the non-ether alternative gasoline blending components may be lower than that historically realized on MTBE.

In the risk factor titled “Debt and other agreements restrict the ability of LCC, Millennium, Equistar and LCR to take certain actions and require the maintenance of certain financial ratios; failure to comply with these requirements could result in acceleration of debt,” the “Effects of a Breach” section is amended in its entirety as follows, to reflect that (1) as a result of a recent amendment to LCC’s credit facility, a default under debt instruments of Millennium or its subsidiaries will no longer cause a cross default under LCC’s debt instruments and (2) as a result of recent amendments to Millennium’s debt instruments, judgments against Millennium Holdings, LLC and its subsidiaries will no longer trigger a default under debt instruments of Millennium Chemicals Inc.:

Effects of a Breach-A breach by LCC, Millennium, Equistar or LCR of any of the covenants or other requirements in their respective debt instruments could (1) permit that entity’s note holders or lenders to declare the outstanding debt under the breached debt instrument due and payable, (2) permit that entity’s lenders under that credit facility to terminate future lending commitments and (3) permit acceleration of that entity’s other debt instruments that contain cross-default or cross-acceleration provisions. The respective debt agreements of LCC, Millennium, Equistar and LCR contain various event of default and cross-default provisions. Furthermore, a default under Equistar’s debt instruments could constitute a cross-default under LCC’s credit facility, which, under specified circumstances, would then constitute a default under LCC’s indentures. It is not likely that LCC, Millennium, Equistar or LCR, as the case may be, would have, or be able to obtain, sufficient funds to make these accelerated payments. In that event, the breaching entity’s lenders could proceed against any assets that secure their debt. Similarly, the breach by LCC or Equistar of covenants in their respective accounts receivable sales facilities would permit the counterparties under the facility to terminate further purchases of interests in accounts receivable and to receive all collections from previously sold interests until they had collected on their interests in those receivables, thus reducing the entity’s liquidity. In addition, if LCR were unable to pay its debts as they become due, PDVSA Oil would have the right to terminate the Crude Supply Agreement.

Item 4. Submission of Matters to a Vote of Security Holders

Lyondell held its annual meeting of stockholders on May 4, 2006. Please refer to Lyondell’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 for a description of the matters voted upon at the annual meeting and the votes cast.

Item 6. Exhibits

4.6(a)	Amendment No. 1 dated as of June 30, 2006 to the Amended and Restated Credit Agreement dated as of December 16, 2004 among Lyondell Chemical Company, the lenders party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent, Bank of America, N.A. as Syndication Agent, and Citicorp USA, Inc., Credit Suisse First Boston and Societe Generale as Co-Documentation Agents (filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of June 30, 2006 and incorporated herein by reference)

4.9(b)	Third Supplemental Indenture dated as of June 30, 2006 among Lyondell Chemical Company as Company, the Subsidiary Guarantors party thereto, and The Bank of New York as Trustee, for 9 5/8% Senior Secured Notes, Series A, due 2007 (filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of June 30, 2006 and incorporated herein by reference)

4.10(b)	Third Supplemental Indenture dated as of June 30, 2006 among Lyondell Chemical Company as Company, the Subsidiary Guarantors party thereto, and The Bank of New York as Trustee, for 10 7/8% Senior Subordinated Notes due 2009 (filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of June 30, 2006 and incorporated herein by reference)

4.12(c)	Second Supplemental Indenture dated as of June 30, 2006 among Lyondell Chemical Company as Company, the Subsidiary Guarantors party thereto, and The Bank of New York as Trustee, for 9 1/2% Senior Secured Notes due 2008 (filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of June 30, 2006 and incorporated herein by reference)

4.13(b)	First Supplemental Indenture dated as of June 30, 2006 among Lyondell Chemical Company as Company, the Subsidiary Guarantors party thereto, and The Bank of New York as Trustee, for 11 1/8% Senior Secured Notes due 2012 (filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of June 30, 2006 and incorporated herein by reference)

4.17(b)	First Supplemental Indenture dated as of June 30, 2006 among Lyondell Chemical Company as Company, the Subsidiary Guarantors party thereto, and The Bank of New York as Trustee, for 10 1/2% Senior Secured Notes due 2013 (filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of June 30, 2006 and incorporated herein by reference)

4.27(a)	Amendment No. 1 dated as of May 23, 2006 to Credit Agreement, dated August 22, 2005, among Millennium America Inc., as Borrower, Millennium Inorganic Chemicals Ltd, as Borrower, Millennium Chemicals Inc., as Guarantor, the lenders from time to time party thereto, Bank of America, N.A., as Syndication Agent, JP Morgan Chase Bank, N.A. as Administrative Agent and Collateral Agent and JP Morgan Securities Inc. and Banc of America Securities LLC as Co-Lead Arrangers and Joint Bookrunners (filed as an exhibit to Millennium’s Current Report on Form 8-K dated as of May 24, 2006 and incorporated herein by reference)

10.26(a)	Amendment to Amended and Restated Limited Partnership Agreement of Equistar Chemicals, LP dated as of June 30, 2006 (filed as an exhibit to Equistar’s Current Report on Form 8-K dated as of June 30, 2006 and incorporated herein by reference)

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Principal Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lyondell Chemical Company

Dated: August 9, 2006	/s/ Charles L. Hall
Charles L. Hall
Vice President and Controller
(Duly Authorized and
Principal Accounting Officer)