Form 10-Q
period 2006-09-30
LYONDELL CHEMICAL CO
filed 2006-11-06
CIK 842635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Number of shares of common stock outstanding as of September 30, 2006: 248,479,864

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LYONDELL CHEMICAL COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended September 30,		For the nine months ended September 30,
Millions of dollars, except per share data	2006	2005	2006	2005
Sales and other operating revenues:
Trade	$5,834	$4,363	$14,815	$12,394
Related parties	320	427	1,168	1,212

	6,154	4,790	15,983	13,606
Operating costs and expenses:
Cost of sales	5,481	4,350	14,232	12,008
Asset impairments	112	198	118	203
Selling, general and administrative expenses	156	154	456	422
Research and development expenses	23	23	70	68

	5,772	4,725	14,876	12,701

Operating income	382	65	1,107	905
Interest expense	(167)	(163)	(440)	(497)
Interest income	9	14	29	35
Other income (expense), net	(17)	(15)	58	(34)

Income (loss) before equity investments and income taxes	207	(99)	754	409

Income (loss) from equity investments:
Houston Refining LP	(104)	53	73	139
Other	2	2	4	2

	(102)	55	77	141

Income (loss) before income taxes	105	(44)	831	550
Provision for (benefit from) income taxes	48	(54)	324	160

Net income	$57	$10	$507	$390

Earnings per share:
Basic	$0.23	$0.04	$2.05	$1.59

Diluted	$0.22	$0.04	$1.96	$1.50

See Notes to the Consolidated Financial Statements.

LYONDELL CHEMICAL COMPANY

CONSOLIDATED BALANCE SHEETS

Millions, except shares and par value data	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$701	$593
Accounts receivable:
Trade, net	2,267	1,563
Related parties	103	114
Inventories	2,183	1,657
Prepaid expenses and other current assets	109	176
Deferred tax assets	233	198

Total current assets	5,596	4,301

Property, plant and equipment, net	9,104	6,530
Investments and long-term receivables:
Investment in PO joint ventures	777	776
Investment in and receivable from Houston Refining LP	—	186
Other	124	114
Goodwill, net	2,134	2,245
Other assets, net	948	828

Total assets	$18,683	$14,980

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$109	$319
Accounts payable:
Trade	2,034	1,352
Related parties	85	101
Accrued liabilities	1,028	797

Total current liabilities	3,256	2,569

Long-term debt	8,494	5,974
Other liabilities	1,726	1,786
Deferred income taxes	1,562	1,463
Commitments and contingencies
Minority interest	171	180
Stockholders’ equity:
Common stock, $1.00 par value, 340,000,000 shares authorized, 249,273,600 and 247,876,385 shares issued, respectively	249	248
Additional paid-in capital	3,228	3,211
Retained earnings (deficit)	47	(292)
Accumulated other comprehensive loss	(28)	(136)
Treasury stock, at cost, 793,736 and 826,151 shares, respectively	(22)	(23)

Total stockholders’ equity	3,474	3,008

Total liabilities and stockholders’ equity	$18,683	$14,980

See Notes to the Consolidated Financial Statements.

LYONDELL CHEMICAL COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,
Millions of dollars	2006	2005
Cash flows from operating activities:
Net income	$507	$390
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	567	545
Asset impairments	118	203
Equity investments –
Amounts included in net income	(77)	(141)
Distributions of earnings	73	140
Deferred income taxes	108	112
Debt prepayment premiums and charges	21	28
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(185)	(345)
Inventories	(163)	(142)
Accounts payable	(144)	322
Other, net	(206)	(34)

Net cash provided by operating activities	619	1,078

Cash flows from investing activities:
Expenditures for property, plant and equipment	(239)	(165)
Acquisition of Houston Refining LP and related payments, net of cash acquired	(2,413)	—
Distributions from affiliates in excess of earnings	117	123
Contributions and advances to affiliates	(82)	(90)
Other	6	3

Net cash used in investing activities	(2,611)	(129)

Cash flows from financing activities:
Issuance of long-term debt	4,357	99
Repayment of long-term debt	(2,114)	(1,072)
Net borrowings under revolving credit facility	6	—
Dividends paid	(167)	(167)
Proceeds from stock option exercises	14	46
Other, net	—	4

Net cash provided by (used in) financing activities	2,096	(1,090)

Effect of exchange rate changes on cash	4	(11)

Increase (decrease) in cash and cash equivalents	108	(152)
Cash and cash equivalents at beginning of period	593	804

Cash and cash equivalents at end of period	$701	$652

See Notes to the Consolidated Financial Statements.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Preparation

Lyondell Chemical Company (“LCC”), together with its consolidated subsidiaries (collectively, “Lyondell” or “the Company”), is a global chemical company that manufactures and markets a variety of basic chemicals and derivatives. It also is a refiner of heavy, high-sulfur crude oil and a significant producer of gasoline-blending components. As a result of Lyondell’s purchase of its partner’s 41.25% equity interest in Houston Refining LP (formerly known as LYONDELL-CITGO Refining LP or LCR) and Lyondell’s resulting 100% ownership of Houston Refining LP (“Houston Refining”), the operations of Houston Refining are consolidated prospectively from August 16, 2006. Prior to August 16, 2006, Lyondell accounted for its investment in Houston Refining using the equity method (see Notes 3 and 7 for additional information).

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

2. Accounting and Reporting Changes

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 132R. This new standard primarily requires an employer to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status through comprehensive income in the year in which changes occur. For Lyondell, the requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of December 31, 2006. Lyondell estimates that application of SFAS No. 158 would result in an increase of approximately $170 million in its pension liability, a decrease of approximately $60 million in deferred tax liabilities and an increase of approximately $110 million in accumulated other comprehensive loss in its consolidated balance sheet as of December 31, 2006.

Also in September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The new standard defines fair value, establishes a framework for its measurement and expands disclosures about such measurements. For Lyondell, the standard will be effective beginning in 2008. Lyondell does not expect the application of SFAS No. 157 to have a material effect on its consolidated financial statements.

In July 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, to clarify the accounting for uncertain income tax positions. FIN No. 48 prescribes, among other things, a recognition threshold and measurement attribute for the financial statement recognition and measurement of an uncertain tax position. The provisions of FIN No. 48 will apply to Lyondell beginning in 2007. Lyondell is evaluating the impact of FIN No. 48 on its consolidated financial statements.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Accounting and Reporting Changes – (Continued)

Effective January 1, 2006, Lyondell adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment using the modified prospective method and, consequently, has not adjusted results of prior periods. Lyondell previously accounted for these plans according to the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which it adopted in the first quarter 2003, using the prospective transition method. Lyondell’s application of SFAS No. 123 (revised 2004) had no material effect on its consolidated financial statements.

Effective April 1, 2006, Lyondell adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty. EITF Issue No. 04-13 requires that inventory purchases and sales transactions with the same counterparty that are entered into in contemplation of one another be combined for purposes of applying Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions. The effect of this requirement is to reduce reported revenues and cost of sales for affected transactions. Lyondell’s application of EITF Issue No. 04-13 had no material effect on its consolidated financial statements.

3. Acquisition of Houston Refining LP

On August 16, 2006, Lyondell purchased CITGO Petroleum Corporation’s (“CITGO”) 41.25% ownership interest in Houston Refining to, among other things, take advantage of market conditions in refining and Houston Refining’s cash flows. Prior to the acquisition, Lyondell held a 58.75% equity-basis investment in Houston Refining (see Note 7) and, as a result of the acquisition, Houston Refining became a wholly-owned, consolidated subsidiary of Lyondell from August 16, 2006. Houston Refining owns and operates a full conversion refinery located in Houston, Texas, which has the ability to process approximately 268,000 barrels per day of lower cost, heavy, high sulfur crude oil.

Lyondell’s acquisition of CITGO’s 41.25% interest was financed using $2,509 million of the proceeds of a $2.65 billion seven-year term loan (see Note 12). The $2,509 million consisted of $43 million of debt issue costs and $2,466 million of cash payments at closing consisting of: $1,629 million for acquisition of the 41.25% interest in Houston Refining, the acquisition of estimated working capital of $53 million, $445 million to repay and terminate Houston Refining’s $450 million term loan facility, including accrued interest of $4 million, $39 million to repay a loan payable to CITGO, including $4 million of accrued interest, and $300 million related to the termination of the previous crude supply agreement. As part of the transaction, Houston Refining and PDVSA Petróleo, S.A. (PDVSA Oil) terminated the previous crude supply agreement and entered into a new crude oil contract for 230,000 barrels per day of heavy crude oil, which runs through 2011 and year to year thereafter (see Note 15). In October 2006, an additional payment of $87 million, including accrued interest, was made to CITGO, representing adjustment of the estimated working capital.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Acquisition of Houston Refining LP – (Continued)

Pro forma combined historical results of Lyondell and Houston Refining for the three- and nine-month periods ended September 30, 2006 and 2005, giving effect to the purchase as though the transaction were consummated and the new crude oil contract had been in place as of the beginning of each period presented are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
Millions of dollars, except per share data	2006	2005	2006	2005
Sales and other operating revenues	$7,221	$6,611	$20,732	$17,860
Net income	87	23	718	499
Basic earnings per share	0.35	0.09	2.90	2.03
Diluted earnings per share	0.33	0.09	2.76	1.92

Pro forma results for all periods presented above include a pretax charge of $176 million, $114 million after tax, representing Lyondell’s 58.75% share of the $300 million cost of terminating the crude supply agreement. This charge was reflected in Lyondell’s actual results for the three-month and nine-month periods ending September 30, 2006.

The pro forma data presented above are not necessarily indicative of the results of operations of Lyondell that would have occurred had such transaction actually been consummated as of the beginning of each period presented, nor are they necessarily indicative of future results.

Lyondell’s acquisition of CITGO’s 41.25% interest in Houston Refining was accounted for as a step-acquisition. Therefore, 41.25% of each Houston Refining asset and liability will be recorded at fair value as of August 16, 2006 and Lyondell’s previous 58.75% interest in each Houston Refining asset and liability will be reflected at its historical carrying value.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Acquisition of Houston Refining LP – (Continued)

The following table provides information regarding the components of the purchase price for acquisition of CITGO’s 41.25% interest in Houston Refining:

Millions of dollars
Base purchase price of 41.25% interest	$1,629
Initial working capital payment	53

Total cash purchase price of 41.25% interest	1,682
Estimated working capital adjustment	87
Estimated 2007 reimbursement of CITGO taxes	97

Purchase price of 41.25% interest	$1,866

The components of the step acquisition of Houston Refining were as follows:

Millions of dollars
Historical carrying value of Lyondell’s previous net investment:
Investment in Houston Refining	$(144)
Receivable from Houston Refining and accrued interest	1,068
Purchase price of 41.25% interest	1,866

Total purchase price of Houston Refining	$2,790

The total purchase price of Houston Refining was allocated to the assets and liabilities acquired as follows:

Millions of dollars
Cash and cash equivalents	$53
Other current assets	742
Property, plant and equipment	2,762
Other assets	101
Current liabilities	802
Other liabilities	66

Total allocated purchase price of Houston Refining	$2,790

The following represent the elements of cash flow in the nine months ended September 30, 2006 for the transactions related to the acquisition of Houston Refining:

Millions of dollars
Total cash purchase price of 41.25% interest	$1,682
Related payments – advances to Houston Refining:
To fund termination of crude supply agreement	300
To fund repayment of bank loan and accrued interest	445
To fund repayment of CITGO partner loan and accrued interest	39

Cash payments at closing	2,466
Cash and cash equivalents acquired	(53)

Acquisition of Houston Refining and related payments, net of cash acquired	$2,413

In future periods, adjustments to the allocation may result from resolution of estimated amounts of the tax reimbursement, working capital payment, and insurance recoveries. Management does not expect the finalization of the purchase price allocation to have a material effect.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Asset Impairments and Related Costs

Lyondell’s third quarter 2006 earnings reflect a pretax charge of $106 million for impairment of the net book value of its idled Lake Charles, Louisiana ethylene facility. In the third quarter of 2006, Lyondell undertook a study of the feasibility, cost and time required to restart the Lake Charles ethylene facility. As a result, management determined that restarting the facility would not be justified. The remaining net book value of the related assets of $10 million represents an estimate, based on probabilities, of alternative-use value. Lyondell does not expect to incur any significant future costs with respect to the facility.

Lyondell ceased production of toluene diisocyanate (“TDI”) at the Lake Charles, Louisiana TDI plant and recognized a pretax charge of $195 million in the third quarter 2005 for impairment of the net book value of the TDI plant and related assets. The following table summarizes estimates of additional charges related to the Lake Charles TDI facility that Lyondell has recognized or expects to recognize subsequent to September 30, 2005 as well as actual costs incurred through September 30, 2006.

Millions of dollars	Facility Costs	Employee Termination Benefits	Other Costs	Total
Estimates of charges to be recognized subsequent to September 30, 2005	$22	$14	$8	$44

Amounts settled during the three-month periods ended:
December 31, 2005	(6)	—	(3)	(9)
March 31, 2006	(2)	(12)	—	(14)
June 30, 2006	(3)	(1)	—	(4)
September 30, 2006	(3)	—	—	(3)
Accrued liabilities as of September 30, 2006	—	(1)	—	(1)

Estimate as of September 30, 2006 of remaining future charges	$8	$—	$5	$13

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

In Lyondell’s accounting for the acquisition of Millennium Chemicals Inc. (“Millennium”) in 2004, no value was assigned to the property, plant and equipment at Millennium’s Le Havre, France titanium dioxide (“TiO2”) manufacturing plant. Capital expenditures at this plant of $6 million and $3 million for the three months ended September 30, 2006 and 2005, respectively, and $12 million and $8 million for the nine months ended September 30, 2006 and 2005, respectively, were reflected in impairment charges. At September 30, 2006, the carrying value of the property, plant and equipment at the Le Havre manufacturing plant was zero.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Hurricane Effects

During 2005, two major hurricanes impacted the chemical and related industries in the coastal and off-shore regions of the Gulf of Mexico. Net income in 2005 reflected charges totaling $30 million, before tax, representing Lyondell’s exposure to industry losses expected to be underwritten by industry insurance consortia, primarily resulting from hurricane damages.

As a result of Hurricane Rita, Lyondell and Houston Refining also incurred various costs that are subject to insurance reimbursements. Such costs include those incurred in conjunction with suspending operations at substantially all of Lyondell’s Gulf Coast plants and at Houston Refining, minor damage to facilities, and costs to restore operations. Net income in the third quarter 2005 included $8 million of such costs incurred by Lyondell, of which all but a $5 million deductible under the relevant insurance policies are subject to reimbursement through insurance. At Houston Refining, such costs totaled less than $1 million. During the first nine months of 2006, Lyondell recognized a $1 million benefit from insurance reimbursements, and none was recognized in the first nine months of 2005.

6. Investment in PO Joint Ventures

Lyondell, together with Bayer AG and Bayer Corporation (collectively “Bayer”), share ownership in a U.S. propylene oxide (“PO”) manufacturing joint venture (the “U.S. PO Joint Venture”) and a separate joint venture for certain related PO technology. Bayer’s ownership interest represents ownership of 1.6 billion pounds of annual in-kind PO production of the U.S. PO Joint Venture. Lyondell takes in kind the remaining PO production and all co-product styrene monomer (“SM”) and tertiary butyl alcohol (“TBA”) production from the U.S. PO Joint Venture.

In addition, Lyondell and Bayer each have a 50% interest in a separate manufacturing joint venture (the “European PO Joint Venture”), which includes a world-scale PO/SM plant at Maasvlakte near Rotterdam, the Netherlands. Lyondell and Bayer each are entitled to 50% of the PO and SM production of the European PO Joint Venture.

Changes in Lyondell’s investment in the U.S. and European PO joint ventures for the nine-month periods ended September 30, 2005 and 2006 are summarized as follows:

Millions of dollars	U.S. PO Joint Venture	European PO Joint Venture	Total PO Joint Ventures
Investment in PO joint ventures – January 1, 2005	$541	$297	$838
Cash contributions	9	8	17
Depreciation and amortization	(24)	(10)	(34)
Effect of exchange rate changes	—	(33)	(33)

Investment in PO joint ventures – September 30, 2005	$526	$262	$788

Investment in PO joint ventures – January 1, 2006	$518	$258	$776
Cash contributions	12	6	18
Depreciation and amortization	(25)	(10)	(35)
Effect of exchange rate changes	—	18	18

Investment in PO joint ventures – September 30, 2006	$505	$272	$777

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Equity Interest in Houston Refining LP

Through August 15, 2006, Lyondell’s refining operations were conducted through its 58.75% joint venture ownership interest in Houston Refining. On August 16, 2006, Lyondell purchased CITGO’s 41.25% interest in Houston Refining, and, as a result, owns 100% of Houston Refining (see Note 3).

Because the partners jointly controlled certain key management decisions, including approval of the strategic plan, capital expenditures and annual budget, issuance of debt and the appointment of the executive management of the partnership, Lyondell accounted for its investment in Houston Refining using the equity method through August 15, 2006.

Summarized financial information for Houston Refining follows.

Millions of dollars	December 31, 2005
BALANCE SHEETS
Total current assets	$418
Property, plant and equipment, net	1,328
Other assets	86

Total assets	$1,832

Current liabilities	$805
Long-term debt	439
Loans payable to partners	264
Other liabilities	113
Partners’ capital	211

Total liabilities and partners’ capital	$1,832

Millions of dollars	For the period July 1 through August 15, 2006	For the three months ended September 30, 2005	For the period January 1 through August 15, 2006	For the nine months ended September 30, 2005
STATEMENTS OF INCOME
Sales and other operating revenues	$1,205	$2,202	$5,710	$5,301
Cost of sales	1,076	2,091	5,223	5,012
Termination of CSA	300	—	300	—
Selling, general and administrative expenses	9	11	42	34

Operating income (loss)	(180)	100	145	255
Interest expense, net	(8)	(9)	(31)	(26)
Benefit from income taxes	(8)	—	—	—

Net income (loss)	$(180)	$91	$114	$229

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Equity Interest in Houston Refining LP – (Continued)

As a partnership, Houston Refining is not subject to federal income taxes. Houston Refining’s selling, general and administrative expenses for the nine months ended September 30, 2006 included an $8 million charge representing reimbursement to Lyondell of legal fees and expenses paid by Lyondell on behalf of Houston Refining in connection with the settlement discussed below.

Lyondell’s equity in earnings of Houston Refining for the three- and nine months ended September 30, 2006 was reduced by a $176 million charge representing its 58.75% share of the $300 million cost to terminate Houston Refining’s previous crude supply agreement (See Note 3). For the nine months ended September 30, 2006, Lyondell’s income also included $74 million in “Other income, net” representing net payments received by Lyondell, including reimbursement of legal fees and expenses from Houston Refining, in settlement of all disputes among Lyondell, CITGO and Petróleos de Venezuela, S.A. (“PDVSA”) and their respective affiliates. See also the “Crude Supply Agreement” section of Note 15.

8. Accounts Receivable

Lyondell has four-year, accounts receivable sales facilities of $150 million and $600 million, relating to, LCC and Lyondell’s wholly-owned subsidiary, Equistar Chemicals, LP (“Equistar”), respectively. Pursuant to these facilities, which mature in November 2010, Lyondell sells, through two wholly-owned, bankruptcy-remote subsidiaries, on an ongoing basis and without recourse, interests in pools of domestic accounts receivable to financial institutions participating in the facilities. Lyondell is responsible for servicing the receivables. The aggregate amounts of outstanding receivables sold under the facilities were $90 million and $275 million as of September 30, 2006 and December 31, 2005, respectively.

In August 2006, Lyondell amended LCC’s accounts receivables sales facility primarily to exclude Millennium from certain events-of-default provisions and to address certain other changes.

9. Inventories

Inventories consisted of the following components:

Millions of dollars	September 30, 2006	December 31, 2005
Finished goods	$1,153	$985
Work-in-process	234	118
Raw materials	560	338
Materials and supplies	236	216

Total inventories	$2,183	$1,657

The increase in inventories in the nine months ended September 30, 2006 reflects the consolidation of Houston Refining (See Note 3).

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Property, Plant and Equipment and Goodwill

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows:

Millions of dollars	September 30, 2006	December 31, 2005
Land	$129	$125
Manufacturing facilities and equipment	12,555	9,257
Construction in progress	566	215

Total property, plant and equipment	13,250	9,597
Less accumulated depreciation	(4,146)	(3,067)

Property, plant and equipment, net	$9,104	$6,530

Depreciation and amortization is summarized as follows:

	For the three months ended September 30,		For the nine months ended September 30,
Millions of dollars	2006	2005	2006	2005
Property, plant and equipment	$156	$134	$424	$404
Investment in PO joint ventures	12	11	35	34
Turnaround costs	18	15	50	42
Software costs	7	10	26	29
Other	12	12	32	36

Total depreciation and amortization	$205	$182	$567	$545

The increase in property, plant and equipment, net, in the nine months ended September 30, 2006 and the increase in depreciation expense for the three- and nine-month periods ended September 30, 2006 reflect the consolidation of Houston Refining (see Note 3).

As a result of favorable tax settlements, Lyondell’s goodwill decreased from $2,245 million at December 31, 2005 to $2,134 million at September 30, 2006, $81 million of which related to the inorganic chemicals segment, $17 million to the ethylene, co-products and derivatives segment and $13 million to the PO and related products segment.

11. Accounts Payable

Accounts payable at each of September 30, 2006 and December 31, 2005 included liabilities of $16 million for checks issued in excess of associated bank balances but not yet presented for collection.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Long-Term Debt

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

Long-term debt consisted of the following:

Millions of dollars	September 30, 2006	December 31, 2005
Bank credit facilities:
LCC senior secured credit facility:
Term loan due 2013	$1,775	$—
$1,055 million revolving credit facility	—	—
Equistar $400 million inventory-based revolving credit facility	—	—
Millennium $150 million senior secured revolving credit facility	—	—
Millennium $100 million Australian senior secured term loan due 2010	85	99
Millennium €60 million U.K. asset-based revolving credit facility	6	—

LCC notes and debentures:
Senior Secured Notes, Series A due 2007, 9.625%	89	899
Senior Secured Notes due 2008, 9.5% ($3 million of discount)	427	426
Senior Secured Notes due 2012, 11.125% ($1 million of discount)	277	277
Senior Secured Notes due 2013, 10.5%	325	325
Debentures due 2010, 10.25%	100	100
Debentures due 2020, 9.8% ($1 million of discount)	224	224
Senior Unsecured Notes due 2014, 8%	875	—
Senior Unsecured Notes due 2016, 8.25%	900	—
Senior Subordinated Notes due 2009, 10.875%	500	500

Equistar notes and debentures:
Senior Notes due 2008, 10.125% ($18 million of premium)	718	725
Senior Notes due 2011, 10.625% ($29 million of premium)	729	733
Debentures due 2026, 7.55% ($15 million of discount)	135	135
Notes due 2006, 6.5%	—	150
Notes due 2009, 8.75% ($1 million of discount)	599	599

Millennium notes and debentures:
Senior Notes due 2006, 7%	9	161
Senior Notes due 2008, 9.25% ($25 million of premium)	398	500
Senior Debentures due 2026, 7.625% ($3 million of premium)	252	252
Convertible Senior Debentures due 2023, 4% ($13 million of premium)	163	166
Other debt	17	22

Total	8,603	6,293
Less current maturities	(109)	(319)

Long-term debt	$8,494	$5,974

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Long-Term Debt – (Continued)

On August 16, 2006, in connection with the acquisition of CITGO’s 41.25% ownership interest in Houston Refining (see Note 3), LCC entered into a new senior secured credit facility that included a $2.65 billion, seven-year term loan and an $800 million, five-year revolving credit facility. The $800 million revolving credit facility replaced LCC’s former $475 million revolving credit facility and Houston Refining’s former $150 million revolving credit facility. In September 2006, LCC increased the amount under the revolving credit facility from $800 million to $1,055 million and reduced the current interest rate on the term loan from LIBOR plus 2% to LIBOR plus 1.75%.

The credit facility includes substantially the same terms as the former credit facility with changes including, among other things, increased lien, debt and investment baskets; revisions relating to the Houston Refining acquisition; removal of limitations of lease payments and capital expenditures; and modification of specified financial ratios as follows: (1) beginning July 1, 2006, the Interest Coverage Ratio (as defined) at the end of each fiscal quarter will not be less than 2.75 and (2) on any date during a period commencing September 30, 2006, the ratio of Senior Secured Debt (as defined) at such date to Adjusted EBITDA (as defined) for the period of four consecutive fiscal quarters most recently ended on or prior to such date will not exceed 2.75.

Additionally, LCC amended its previous senior secured revolving credit facility and amended its indentures in June 2006, to, among other things, provide for additional subsidiary guarantors and other collateral, limit the pledge of equity interests and other securities in certain circumstances and exclude Millennium from certain events-of-default provisions and, in August 2006, amended its indentures to provide for further additional guarantors.

In September 2006, LCC completed a public offering of $1,775 million of Senior Unsecured Notes. LCC used a portion of the proceeds to repay $875 million of the $2.65 billion term loan due 2013 and to prepay $760 million principal amount of its 9.625% Series A, Senior Secured Notes due 2007 pursuant to a cash tender offer, paying a premium of $18 million. Also in September 2006, LCC amended the indenture governing its 9.625% Senior Secured Notes, Series A, due 2007 to eliminate substantially all of the restrictive covenants, certain events of default and other provisions. Other reductions of debt totaled $18 million in the nine-month period ended September 30, 2006.

In October 2006, an additional $2 million was prepaid, and LCC called the remaining $87 million of 9.625% Series A, Senior Secured Notes for payment on November 6, 2006 at a price of 101.887% of par. Also in October 2006, LCC called the remaining $430 million of 9.5% Senior Secured Notes for payment on December 15, 2006 at a price of 102.375% of par.

In May 2006, Millennium obtained an amendment to its $150 million senior secured revolving credit facility and in July 2006 to the indenture governing the 4% Convertible Senior Debentures primarily to exclude a subsidiary of Millennium, Millennium Holdings, LLC and its subsidiaries (collectively “Millennium Holdings”), from events-of-default provisions that could be triggered in connection with judgments against Millennium Holdings. See “Litigation” section of Note 15.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Long-Term Debt – (Continued)

In January 2006, a U.K. subsidiary of Millennium entered into a new €60 million, five-year, revolving credit facility, which, subject to permitted liens, is generally secured by the subsidiary’s inventory, accounts receivable and certain other assets. Availability under the U.K. facility, which was €48 million, or approximately $62 million, at September 30, 2006, gave effect to the borrowing base as determined using a formula applied to accounts receivable and inventory balances and was reduced to the extent of borrowing and outstanding letters of credit provided under the facility. At September 30, 2006, there were €5 million, or approximately $6 million, of outstanding borrowings and no outstanding letters of credit under the facility. The U.K. facility bears interest at LIBOR plus 1.25%.

During the nine months ended September 30, 2006, Equistar repaid the $150 million of 6.5% Notes outstanding, which matured in February 2006, and Millennium completed a cash tender offer for its 7% Senior Notes due 2006, purchasing $149 million principal amount of the notes and paying a premium of $2 million. In addition, Millennium purchased $85 million principal amount of the 9.25% Senior Notes due 2008, paying a premium of $5 million, and LCC purchased $50 million principal amount of the 9.625% Senior Secured Notes, Series A due 2007, paying a premium of $2 million.

As of September 30, 2006, based on a quarterly test related to the price of Lyondell common stock, Millennium’s 4% Convertible Senior Debentures were convertible into Lyondell common stock at a conversion rate of 73.3986 Lyondell shares per one thousand dollar principal amount of the Debentures. The principal amount of Debentures converted into shares of Lyondell common stock as of September 30, 2006 was not significant.

Current maturities of long-term debt at September 30, 2006 included $89 million of LCC’s 9.625% Senior Secured Notes, Series A, due 2007 and other debt of $20 million. At December 31, 2005, current maturities of long-term debt included $150 million of Equistar’s 6.5% Notes due 2006, $158 million of Millennium’s 7% Senior Notes due 2006 and other debt of $11 million.

Amortization of debt premiums, including adjustments to fair values included in accounting for the acquisition of Millennium, and debt issuance costs resulted in a net credit of $3 million and $9 million for the three-month periods ended September 30, 2006 and 2005, respectively, and a credit of $13 million and $26 million for the nine-month periods ended September 30, 2006 and 2005, respectively, that were included in interest expense in the Consolidated Statements of Income.

LCC’s credit facility and Senior Secured Notes are secured by liens on: all of LCC’s and certain subsidiary guarantors’ domestic personal property; mortgages on certain production facilities located in Pasadena and Channelview, Texas and Lake Charles, Louisiana and the refinery located in Houston, Texas; and, subject to certain limitations, equity interests in domestic subsidiaries, including Millennium and Equistar, and certain non-U.S. subsidiaries.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Pension and Other Postretirement Benefits

Net periodic pension benefit costs included the following components:

	For the three months ended September 30, 2006		For the nine months ended September 30, 2006
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$12	$6	$37	$16
Interest cost	21	6	64	18
Recognized return on plan assets	(20)	(6)	(61)	(17)
Amortization	6	1	17	3

Net periodic pension benefit cost	$19	$7	$57	$20

	For the three months ended September 30, 2005		For the nine months ended September 30, 2005
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$12	$4	$35	$13
Interest cost	20	5	63	16
Recognized return on plan assets	(19)	(5)	(58)	(15)
Amortization	5	1	15	3

Net periodic pension benefit cost	$18	$5	$55	$17

Net periodic other postretirement benefit costs, which are provided to U.S. employees, included the following components:

	For the three months ended September 30,		For the nine months ended September 30,
Millions of dollars	2006	2005	2006	2005
Service cost	$2	$1	$4	$4
Interest cost	3	3	9	9
Amortization	(1)	—	(2)	—

Net periodic benefit cost	$4	$4	$11	$13

During the nine months ended September 30, 2006, Lyondell contributed $100 million to its pension plans that was not included in the anticipated 2006 pension contribution of $78 million disclosed in Note 18 to Lyondell’s Consolidated Financial Statements included in Lyondell’s Annual Report on Form 10-K for the year ended December 31, 2005.

14. Income Taxes

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

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Commitments and Contingencies

Crude Supply Agreement—Prior to August 1, 2006, PDVSA Oil and Houston Refining were parties to a Crude Supply Agreement (“CSA”). Under the CSA, generally, PDVSA Oil was required to sell and Houston Refining was required to purchase 230,000 barrels per day of heavy, high sulfur crude oil, which constitutes approximately 86% of Houston Refining’s refining capacity of 268,000 barrels per day of crude oil. From 1998 through 2002, PDVSA Oil, from time to time, declared itself in a force majeure situation and subsequently reduced deliveries of crude oil. In February 2002, Houston Refining filed a lawsuit against PDVSA and PDVSA Oil in connection with the force majeure declarations. On April 6, 2006, the parties announced the settlement of these disputes and other disputes among the parties and their respective affiliates, and, on April 10, 2006, the lawsuits were dismissed.

On August 16, 2006, Lyondell purchased CITGO’s 41.25% ownership interest in Houston Refining. As part of the transaction, Houston Refining made a $300 million payment to terminate the CSA (see Note 3) and the parties entered into a new crude oil contract, effective August 1, 2006, which provides for the purchase and supply of 230,000 barrels per day of heavy, high sulfur crude oil and extends through 2011, and year to year thereafter. The contract contains market-based pricing, which is determined using a formula reflecting published market indices. The pricing is designed to be consistent with published prices for similar grades of crude oil.

Asset Retirement Obligation—Lyondell believes that there are asset retirement obligations associated with some of its facilities, but that the present value of those obligations normally is not material in the context of an indefinite expected life of the facilities. Lyondell continually reviews the optimal future alternatives for its facilities. In many cases, the amount and timing of costs, if any, that may be incurred as a result of such reviews are not known and no decisions have been reached, but if a decision were reached, in accordance with local laws and customs, to retire one or more facilities in the foreseeable future, the asset retirement costs could range from $0 to $30 million, depending upon the scope of the required work and other factors. At September 30, 2006, the balance of the liability that had been recognized for all asset retirement obligations, including scheduled closure of certain landfills, was $24 million. In addition, any decision to retire a facility would result in other costs, including employment related costs.

Environmental Remediation—Lyondell’s accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $195 million as of September 30, 2006. The remediation expenditures are expected to occur over a number of years, and not to be concentrated in any single year. In the opinion of management, there is no material estimable range of reasonably possible loss in excess of the liabilities recorded for environmental remediation. However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in investigations by regulatory agencies, could require Lyondell to reassess its potential exposure related to environmental matters.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Commitments and Contingencies – (Continued)

The following table summarizes the activity in Lyondell’s accrued environmental liability for the nine-month periods ended September 30:

Millions of dollars	2006	2005
Balance at January 1	$194	$147
Additional accruals	10	5
Amounts paid	(9)	(8)
Adjustments to purchase price allocation	—	44
Other	—	(5)

Balance at September 30	$195	$183

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

As of September 30, 2006, the probable future remediation spending associated with the river cannot be determined with certainty. Although the KRSG study identified a broad range of remedial options, not all of those options would represent reasonably possible outcomes. Management does not believe that it can identify a single remedy among those options that would represent the highest-cost reasonably possible outcome. However, in 2004, Lyondell recognized a liability representing Millennium’s interim allocation of 55% of the $73 million total of estimated cost of riverbank stabilization, recommended as the preferred remedy in 2000 by the KRSG study, and of certain other costs. During 2005 and 2006, this liability was increased to reflect new information obtained during the period about costs of regulatory oversight, modeling, and other associated river remediation costs. At each of September 30, 2006 and December 31, 2005, the balance of this liability, net of related spending, was $57 million.

In addition, in 2004, Lyondell recognized a liability primarily related to Millennium’s estimated share of remediation costs for two former paper mill sites and associated landfills, which are also part of the Kalamazoo River Superfund Site. The liability was increased in the nine-month period ended September 30, 2006, by $2 million to reflect new information obtained during the period regarding the probable costs associated with the remediation activity. At September 30, 2006 and December 31, 2005, the balance of the liability, net of related spending, was $45 million and $46 million, respectively. Although no final agreement has been reached as to the ultimate remedy for these locations, Millennium has begun remediation activity related to these sites.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Commitments and Contingencies – (Continued)

Millennium’s ultimate liability for the Kalamazoo River Superfund Site will depend on many factors that have not yet been determined, including the ultimate remedy selected, the determination of natural resource damages, the number and financial viability of the other PRPs, and the determination of the final allocation among the PRPs.

Also, based on additional information obtained during the nine-month period ended September 30, 2006, regarding Millennium remediation liabilities related to Millennium sites other than the Kalamazoo River Superfund Site, Lyondell increased the estimated remediation liabilities for those sites by $3 million. The balance of these liabilities, net of related spending, at September 30, 2006 and December 31, 2005 was $64 million and $65 million, respectively.

MTBE—In the U.S., the Clean Air Act Amendments of 1990 set minimum levels for oxygenates, such as methyl tertiary butyl ether (“MTBE”), used in gasoline sold as reformulated fuel in areas not meeting specified air quality standards. However, the presence of MTBE in some water supplies in certain states due to gasoline leaking from underground storage tanks and in surface water from recreational water craft led to public concern about the use of MTBE and resulted in the U.S. federal Energy Policy Act of 2005 and U.S. state governmental initiatives to reduce the use of MTBE.

The federal Energy Policy Act of 2005 did not phase-down or ban the use of MTBE. However, the Act eliminated the oxygen standard for reformulated fuels, effective May 6, 2006, and also contained a renewable fuel standard that mandated the use of ethanol in gasoline. As a result of the elimination of the oxygen standard for reformulated fuels, companies are no longer required to use MTBE or any other oxygenate for this purpose. Substantially all refiners and blenders have discontinued the use of MTBE in the U.S.

Lyondell is marketing its U.S.-produced MTBE for use outside of the U.S. However, there are higher distribution costs and import duties associated with exporting MTBE outside of the U.S., and the increased supply of MTBE may reduce profitability of MTBE in these export markets. Lyondell also recently installed equipment at its Channelview, Texas facility that provides Lyondell with the flexibility to produce either iso-octene (an alternative gasoline blending component also known as “di-isobutylene” or “DIB”) or MTBE at that facility. The cost of converting this facility to DIB production was approximately $25 million. In addition, Lyondell’s U.S.-based and European-based MTBE plants can produce ethyl tertiary butyl ether (“ETBE”) as an alternative to MTBE, and Lyondell has produced and sold ETBE in Europe to address Europe’s growing demand for biofuels. DIB is a new product without an established history. Product decisions will continue to be influenced by regulatory and market developments. The profit contribution related to DIB may be lower than that historically realized on MTBE.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Commitments and Contingencies – (Continued)

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

One legal proceeding relating to lead pigment or paint was tried in 2002. On October 29, 2002, the judge in that case declared a mistrial after the jury declared itself deadlocked. The sole issue before the jury was whether lead pigment in paint in and on Rhode Island buildings constituted a “public nuisance.” The re-trial of this case began on November 1, 2005. On February 22, 2006, a jury returned a verdict in favor of the State of Rhode Island finding that the cumulative presence of lead pigments in paints and coatings on buildings in the state constitutes a public nuisance; that a Millennium subsidiary, Millennium Holdings LLC, and other defendants either caused or substantially contributed to the creation of the public nuisance; and that those defendants, including the Millennium subsidiary, should be ordered to abate the public nuisance. On February 28, 2006, the judge held that the state could not proceed with its claim for punitive damages. As a result, the jury was discharged. However, the court has not entered a final judgment on the verdict. The court has taken under advisement motions by the defendants including Millennium, for dismissal or, alternatively, a new trial. There may be further proceedings by the judge to determine the scope of any abatement.

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

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Commitments and Contingencies – (Continued)

Indemnification—Lyondell and its joint ventures are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation of joint ventures. For example, Lyondell entered into indemnification arrangements in connection with the transfer of assets and liabilities from Atlantic Richfield Company to Lyondell prior to Lyondell’s initial public offering and in connection with Lyondell’s acquisition of the outstanding shares of ARCO Chemical Company; Equistar and its owner companies (including Lyondell and Millennium) entered into indemnification arrangements in connection with the formation of Equistar; and Millennium entered into indemnification arrangements in connection with its demerger from Hanson plc. Pursuant to these arrangements, Lyondell and its joint ventures provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions. These indemnification arrangements typically include provisions pertaining to third party claims relating to environmental and tax matters and various types of litigation. As of September 30, 2006, Lyondell has not accrued any significant amounts for such indemnification obligations, other than amounts under tax sharing agreements that have been reflected in the provision for income taxes, and is not aware of other circumstances that would be likely to lead to significant future indemnification claims against Lyondell. Lyondell cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.

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

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Per Share Data

The computation for basic earnings per share for the periods presented is based upon the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share also include the effect of outstanding stock options and warrants and restricted stock. Additionally, diluted earnings per share for the three and nine months ended September 30, 2006 and 2005 include the effect of the assumed conversion of Millennium’s 4% Convertible Senior Debentures that are convertible into Lyondell common stock.

Earnings per share data and dividends declared per share of common stock were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
In millions	2006	2005	2006	2005
Net income	$57	$10	$507	$390
After-tax interest expense on 4% Convertible Senior Debentures	—	—	1	(1)

Net income assuming conversion of 4% Convertible Senior Debentures	$57	$10	$508	$389

In millions of shares
Basic weighted average shares	247.7	246.5	247.3	245.6
Effect of dilutive securities:
4% Convertible Senior Debentures	11.0	10.7	11.0	10.5
Stock options, warrants and restricted stock	1.8	3.2	1.7	3.6

Dilutive potential shares	260.5	260.4	260.0	259.7

Earnings per share:
Basic	$0.23	$0.04	$2.05	$1.59
Diluted	0.22	0.04	1.96	1.50

Antidilutive stock options and warrants in millions	6.2	0.5	6.2	0.5

Dividends declared per share of common stock	$0.225	$0.225	$0.675	$0.675

17. Share-Based Compensation

Under Lyondell’s Amended and Restated 1999 Incentive Plan (the “Incentive Plan”), Lyondell has granted awards of performance units, restricted stock and stock options to certain employees. Restricted stock and stock option awards are also made to directors under other incentive plans. In addition, Lyondell issues phantom restricted stock, phantom stock options and performance units to certain other employees under other incentive plans. The Incentive Plan authorized total shares available for grant under the plan of 26 million shares of common stock. As of September 30, 2006, 12,036,136 shares remained available for grant with 6,002,005 shares available for future awards of restricted stock or performance units, to the extent settled in shares of common stock, and 1 million shares available for incentive stock option grants.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Share-Based Compensation – (Continued)

These awards resulted in compensation expense of $19 million and $44 million for the three months ended September 30, 2006 and 2005, respectively, and $41 million and $85 million for the nine months ended September 30, 2006 and 2005, respectively. The after-tax amounts were $12 million and $29 million, respectively, for the three months ended September 30, 2006 and 2005 and $27 million and $55 million, respectively, for the nine months ended September 30, 2006 and 2005. The compensation expense included vesting during the period and changes in valuation of previously vested awards.

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

The following table summarizes performance unit activity for the nine months ended September 30, 2006 in thousands of units:

Number of Units
Outstanding at beginning of year	3,288
Granted	906
Paid	(1,412)
Forfeited	(44)

Outstanding at September 30, 2006	2,738

At September 30, 2006, the value of the liability related to the outstanding units was $58 million. Cash payments of $68 million and $79 million were distributed to participants during the nine months ended September 30, 2006 and 2005. Grants of 726,791 performance units were made during the nine months ended September 30, 2005.

Stock Options—Stock options are granted with an exercise price of at least 100% of fair market value, have a contractual term of ten years and vest at a rate of one-third per year over three years, with accelerated vesting upon death, disability, retirement or change in control.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Share-Based Compensation – (Continued)

The following table summarizes stock option activity for the nine months ended September 30, 2006 in thousands of shares:

Millions of dollars, except per share price	Shares	Price	Weighted – Average Remaining Term	Aggregate Intrinsic Value
Outstanding at beginning of year	8,336	$15.66
Granted	665	24.52
Exercised	(1,037)	13.43
Cancelled	(10)	26.12

Outstanding at September 30, 2006	7,954	16.68	6 years	$71

Exercisable at September 30, 2006	6,986	15.42	5 years	$70

The total intrinsic value of options exercised during the nine-month period ended September 30, 2006 was $12 million and the related tax benefit was $4 million.

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

Stock options are accounted for as equity instruments, and compensation cost is recognized using graded vesting over the three-year vesting period. As of September 30, 2006, the unrecognized compensation cost related to stock options was $2 million, which is expected to be recognized over a weighted-average period of 2 years.

Restricted Stock—Lyondell’s restricted stock arrangements under the Incentive Plan are divided equally into a restricted stock grant and an associated deferred cash payment. These restricted stock arrangements typically vest at a rate of one-third per year over three years, with accelerated vesting upon death, disability, retirement or change in control. The associated deferred cash award, paid when the shares of restricted stock vest, is equal to the fair market value of the restricted stock issued on the vesting date. Restricted stock is accounted for as an equity award, while the deferred cash component is accounted for as a liability award. Compensation expense, based on the market price of Lyondell stock at the date of the grant, is recognized using graded-vesting over the three-year vesting period. At September 30, 2006, 222,275 unvested shares of restricted stock were outstanding.

Phantom Awards—At September 30, 2006, the equivalent of 2,955,330 shares were outstanding under the phantom award arrangements. Phantom awards are accounted for as liability awards and compensation cost is recognized using graded-vesting over the three-year vesting period.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Comprehensive Income

The components of the comprehensive income (loss) were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
Millions of dollars	2006	2005	2006	2005
Net income	$57	$10	$507	$390
Other comprehensive income (loss):
Foreign currency translation income (loss)	—	(5)	108	(181)
Derivative instruments	—	1	—	(1)
Other	—	—	—	1

Total other comprehensive income (loss)	—	(4)	108	(181)

Comprehensive income	$57	$6	$615	$209

19. Segment and Related Information

Lyondell operates in four reportable segments:

•	Ethylene, co-products and derivatives (“EC&D”), primarily manufacturing and marketing of ethylene; its co-products, including propylene, butadiene and aromatics; and derivatives, including ethylene oxide, ethylene glycol, polyethylene and vinyl acetate monomer;

•	Propylene oxide and related products (“PO&RP”), including manufacturing and marketing of PO; co-products SM and TBA with its derivatives, MTBE and ETBE; PO derivatives, including propylene glycol, propylene glycol ethers and butanediol; and TDI;

•	Inorganic chemicals, primarily manufacturing and marketing of TiO2 and related products; and

•	Refining.

Through August 15, 2006, the refining segment consisted of Lyondell’s equity investment in Houston Refining (see Note 7). The operations of Houston Refining are consolidated prospectively from August 16, 2006 (see Note 3), and include the effects of Lyondell’s acquisition from that date. As a result of the consolidation of Houston Refining, which previously was accounted for using the equity method, total assets of the refining segment were $3,668 million at September 30, 2006.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. Segment and Related Information – (Continued)

Summarized financial information concerning reportable segments is shown in the following table for the periods presented:

Millions of dollars	EC&D	PO&RP	Inorganic Chemicals	Refining	Other	Total
For the three months ended September 30, 2006
Sales and other operating revenues:
Customer	$3,015	$1,810	$341	$954	$34	$6,154
Intersegment	588	90	—	129	(807)	—

	3,603	1,900	341	1,083	(773)	6,154
Operating income (loss)	173	133	(5)	81	—	382
Income (loss) from equity investments	—	2	—	(104)	—	(102)

For the three months ended September 30, 2005
Sales and other operating revenues:
Customer	$2,691	$1,729	$345	$—	$25	$4,790
Intersegment	297	114	—	—	(411)	—

	2,988	1,843	345	—	(386)	4,790
Operating income (loss)	21	65	(16)	—	(5)	65
Income from equity investments	—	2	—	53	—	55

For the nine months ended September 30, 2006
Sales and other operating revenues:
Customer	$8,833	$5,067	$1,042	$954	$87	$15,983
Intersegment	1,323	240	—	129	(1,692)	—

	10,156	5,307	1,042	1,083	(1,605)	15,983
Operating income (loss)	653	358	20	81	(5)	1,107
Income (loss) from equity investments	—	4	—	73	—	77

For the nine months ended September 30, 2005
Sales and other operating revenues:
Customer	$7,847	$4,684	$1,005	$—	$70	$13,606
Intersegment	964	239	—	—	(1,203)	—

	8,811	4,923	1,005	—	(1,133)	13,606
Operating income (loss)	613	281	21	—	(10)	905
Income from equity investments	—	2	—	139	—	141

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. Segment and Related Information – (Continued)

Sales and other operating revenues and operating income in the “Other” column above include elimination of intersegment transactions and a business that is not a reportable segment.

In the three- and nine-month periods ended September 30, 2006, the operating income of the EC&D segment included a $106 million charge for impairment of the net book value of the Lake Charles, Louisiana ethylene facility, while, in the Refining segment, Lyondell had a loss from its equity investment in Houston Refining due to its 58.75% share, or $176 million, of the $300 million cost to terminate Houston Refining’s previous crude supply agreement. The operating income of the PO&RP segment for the three- and nine-month periods ended September 30, 2005 included a $195 million charge for impairment of the net book value of the Lake Charles, Louisiana, TDI plant.

20. Supplemental Guarantor Information

Certain Lyondell subsidiaries, which have direct and indirect investments in Lyondell’s chemical production facilities in the U.S., The Netherlands and France; certain Lyondell entities, which hold and license technology to other Lyondell affiliates and to third parties, make loans to other Lyondell affiliates or which own equity interests in Equistar and Houston Refining; and, from August 16, 2006, Houston Refining are guarantors (collectively “Guarantors”), jointly and severally, of the following LCC debt (see Note 12):

•	Senior Secured Notes, Series A due 2007, 9.625%

•	Senior Secured Notes due 2008, 9.5%

•	Senior Secured Notes due 2012, 11.125%

•	Senior Secured Notes due 2013, 10.5%

•	Senior Unsecured Notes due 2014, 8%

•	Senior Unsecured Notes due 2016, 8.25%

•	Senior Subordinated Notes due 2009, 10.875%

The Guarantors are all 100% owned subsidiaries of Lyondell. The guarantees are joint and several and full and unconditional.

Equistar is the issuer of 7.55% Debentures due 2026, which are guaranteed by LCC.

As a result of Lyondell’s purchase of its partner’s 41.25% equity interest in Houston Refining and Lyondell’s resulting 100% ownership of Houston Refining, the operations of Houston Refining are consolidated prospectively from August 16, 2006. Prior to August 16, 2006, Lyondell accounted for its investment in Houston Refining using the equity method (see Notes 3 and 7 for additional information).

The following condensed consolidating financial information presents supplemental information as of September 30, 2006 and December 31, 2005 and for the three- and nine-month periods ended September 30, 2006 and 2005. In this note, LCC refers to the parent company, Lyondell Chemical Company.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

BALANCE SHEET

As of September 30, 2006

Millions of dollars	LCC	Guarantors	Equistar	Non- Guarantors	Eliminations	Consolidated
Inventories	$251	$349	$791	$795	$(3)	$2,183
Accounts receivable – affiliates	3,001	1,931	236	586	(5,754)	—
Other current assets	688	365	1,104	1,256	—	3,413
Property, plant and equipment, net	579	2,775	2,847	2,903	—	9,104
Investments and long-term receivables	6,337	3,681	66	1,319	(10,502)	901
Long-term receivables – affiliates	3,145	1,674	—	493	(5,312)	—
Goodwill, net	699	142	—	1,293	—	2,134
Other assets, net	269	118	309	252	—	948

Total assets	$14,969	$11,035	$5,353	$8,897	$(21,571)	$18,683

Current maturities of long-term debt	$89	$—	$—	$20	$—	$109
Accounts payable – affiliates	2,551	2,178	140	885	(5,754)	—
Other current liabilities	695	621	985	846	—	3,147
Long-term debt	5,403	—	2,160	931	—	8,494
Long-term payables – affiliates	1,434	3,079	—	799	(5,312)	—
Other liabilities	440	105	397	784	—	1,726
Deferred income taxes	883	—	—	679	—	1,562
Minority interest	—	—	1	170	—	171
Stockholders’ equity	3,474	5,052	1,670	3,783	(10,505)	3,474

Total liabilities and stockholders’ equity	$14,969	$11,035	$5,353	$8,897	$(21,571)	$18,683

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

BALANCE SHEET

As of December 31, 2005

Millions of dollars	LCC	Guarantors	Equistar	Non- Guarantors	Eliminations	Consolidated
Inventories	$232	$—	$657	$776	$(8)	$1,657
Accounts receivable – affiliates	2,453	1,420	155	611	(4,639)	—
Other current assets	405	—	1,037	1,202	—	2,644
Property, plant and equipment, net	574	—	3,063	2,893	—	6,530
Investments and long-term receivables	5,608	3,538	61	1,290	(9,421)	1,076
Long-term receivables – affiliates	607	1,379	—	200	(2,186)	—
Goodwill, net	713	142	—	1,390	—	2,245
Other assets, net	216	24	347	241	—	828

Total assets	$10,808	$6,503	$5,320	$8,603	$(16,254)	$14,980

Current maturities of long-term debt	$—	$—	$150	$169	$—	$319
Accounts payable – affiliates	2,124	1,682	61	772	(4,639)	—
Other current liabilities	555	—	949	746	—	2,250
Long-term debt	2,751	—	2,161	1,062	—	5,974
Long-term payables – affiliates	1,022	508	—	656	(2,186)	—
Other liabilities	551	4	415	816	—	1,786
Deferred income taxes	797	—	—	666	—	1,463
Minority interest	—	—	1	179	—	180
Stockholders’ equity	3,008	4,309	1,583	3,537	(9,429)	3,008

Total liabilities and stockholders’ equity	$10,808	$6,503	$5,320	$8,603	$(16,254)	$14,980

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF INCOME

For the Three Months Ended September 30, 2006

Millions of dollars	LCC	Guarantors	Equistar	Non- Guarantors	Eliminations	Consolidated
Sales and other operating revenues	$1,128	$1,083	$3,480	$1,491	$(1,028)	$6,154
Cost of sales	1,055	997	3,151	1,306	(1,028)	5,481
Asset impairments	—	—	135	(23)	—	112
Selling, general and administrative expenses	45	7	54	50	—	156
Research and development expenses	10	(3)	8	8	—	23

Operating income	18	82	132	150	—	382
Interest income (expense), net	(98)	3	(55)	(9)	1	(158)
Other income (expense), net	(22)	(1)	1	5	—	(17)
Income (loss) from equity investments	65	51	—	25	(243)	(102)
Intercompany income (expense)	20	23	—	(43)	—	—
(Provision for) benefit from income taxes	74	(71)	—	(51)	—	(48)

Net income	$57	$87	$78	$77	$(242)	$57

STATEMENT OF INCOME For the Three Months Ended September 30, 2005
Millions of dollars	LCC	Guarantors	Equistar	Non- Guarantors	Eliminations	Consolidated
Sales and other operating revenues	$1,088	$1	$2,867	$1,346	$(512)	$4,790
Cost of sales	1,005	2	2,776	1,077	(510)	4,350
Asset impairments	195	—	—	3	—	198
Selling, general and administrative expenses	49	—	53	52	—	154
Research and development expenses	9	—	8	6	—	23

Operating income (loss)	(170)	(1)	30	208	(2)	65
Interest income (expense), net	(86)	4	(56)	(10)	(1)	(149)
Other income (expense), net	(7)	1	—	(9)	—	(15)
Income (loss) from equity investments	146	245	(2)	(6)	(328)	55
Intercompany income (expense)	9	22	—	(31)	—	—
(Provision for) benefit from income taxes	118	(35)	—	(29)	—	54

Net income (loss)	$10	$236	$(28)	$123	$(331)	$10

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF INCOME

For the Nine Months Ended September 30, 2006

Millions of dollars	LCC	Guarantors	Equistar	Non- Guarantors	Eliminations	Consolidated
Sales and other operating revenues	$3,125	$1,083	$9,794	$4,155	$(2,174)	$15,983
Cost of sales	2,892	1,001	8,849	3,660	(2,170)	14,232
Asset impairments	—	—	135	(17)	—	118
Selling, general and administrative expenses	123	7	163	163	—	456
Research and development expenses	29	(3)	25	19	—	70

Operating income	81	78	622	330	(4)	1,107
Interest income (expense), net	(240)	9	(160)	(21)	1	(411)
Other income (expense), net	(27)	75	—	10	—	58
Income from equity investments	540	653	—	141	(1,257)	77
Intercompany income (expense)	(34)	153	—	(119)	—	—
(Provision for) benefit from income taxes	187	(378)	—	(133)	—	(324)

Net income	$507	$590	$462	$208	$(1,260)	$507

STATEMENT OF INCOME For the Nine Months Ended September 30, 2005
Millions of dollars	LCC	Guarantors	Equistar	Non- Guarantors	Eliminations	Consolidated
Sales and other operating revenues	$2,991	$1	$8,428	$3,719	$(1,533)	$13,606
Cost of sales	2,711	6	7,640	3,181	(1,530)	12,008
Asset impairments	195	—	—	8	—	203
Selling, general and administrative expenses	117	1	151	153	—	422
Research and development expenses	25	—	25	18	—	68

Operating income (loss)	(57)	(6)	612	359	(3)	905
Interest income (expense), net	(273)	7	(164)	(31)	(1)	(462)
Other income (expense), net	(31)	(21)	—	18	—	(34)
Income (loss) from equity investments	600	755	(2)	134	(1,346)	141
Intercompany income (expense)	(59)	171	—	(112)	—	—
(Provision for) benefit from income taxes	210	(263)	—	(107)	—	(160)

Net income	$390	$643	$446	$261	$(1,350)	$390

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2006

Millions of dollars	LCC	Guarantors	Equistar	Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(77)	$672	$450	$441	$(867)	$619

Expenditures for property, plant and equipment	(35)	(29)	(105)	(70)	—	(239)
Acquisition of Houston Refining LP and related payments, net of cash acquired	(2,466)	53	—	—	—	(2,413)
Distributions from affiliates in excess of earnings	117	—	—	—	—	117
Contributions and advances to affiliates	(82)	—	—	(6)	6	(82)
Loans to affiliates	—	(99)	—	(214)	313	—
Other	2	2	2	1	(1)	6

Net cash used in investing activities	(2,464)	(73)	(103)	(289)	318	(2,611)

Issuance of long-term debt	4,356	—	—	1	—	4,357
Repayment of long-term debt	(1,705)	—	(150)	(259)	—	(2,114)
Net borrowings under revolving credit facility	—	—	—	6	—	6
Proceeds from notes payable to affiliates	313	—	—	—	(313)	—
Dividends paid	(167)	(38)	—	—	38	(167)
Proceeds from stock option exercises	14	—	—	—	—	14
Distributions to owners	—	(454)	(375)	(1)	830	—
Other	(2)	5	1	2	(6)	—

Net cash provided by (used in) financing activities	2,809	(487)	(524)	(251)	549	2,096

Effect of exchange rate changes on cash	—	—	—	4	—	4

Increase (decrease) in cash and cash equivalents	268	112	(177)	(95)	—	108
Cash and cash equivalents at beginning of period	63	—	215	315	—	593

Cash and cash equivalents at end of period	$331	$112	$38	$220	$—	$701

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2005

Millions of dollars	LCC	Guarantors	Equistar	Non- Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$486	$556	$662	$335	$(961)	$1,078

Expenditures for property, plant and equipment	(19)	—	(103)	(43)	—	(165)
Distributions from affiliates in excess of earnings	122	143	—	8	(150)	123
Contributions and advances to affiliates	(90)	—	—	(8)	8	(90)
Loans to affiliates	—	(10)	—	(159)	169	—
Other	74	—	3	—	(74)	3

Net cash provided by (used in) investing activities	87	133	(100)	(202)	(47)	(129)

Repayment of long-term debt	(722)	—	(1)	(349)	—	(1,072)
Issuance of long-term debt	—	—	—	99	—	99
Proceeds from notes payable to affiliates	169	—	—	—	(169)	—
Dividends paid	(167)	(37)	—	(3)	40	(167)
Proceeds from stock option exercises	46	—	—	—	—	46
Distributions to owners	—	(652)	(475)	(18)	1,145	—
Other, net	(8)	—	7	13	(8)	4

Net cash used in financing activities	(682)	(689)	(469)	(258)	1,008	(1,090)

Effect of exchange rate changes on cash	—	—	—	(11)	—	(11)

Increase (decrease) in cash and cash equivalents	(109)	—	93	(136)	—	(152)
Cash and cash equivalents at beginning of period	383	—	39	382	—	804

Cash and cash equivalents at end of period	$274	$—	$132	$246	$—	$652

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the information contained in the Consolidated Financial Statements of Lyondell Chemical Company, together with its consolidated subsidiaries (collectively, “Lyondell” or the “Company”), and the notes thereto. References to “LCC” are to Lyondell Chemical Company without its consolidated subsidiaries. In some situations, such as references to financial ratios, the context may require that “LCC” refer to Lyondell Chemical Company and its consolidated subsidiaries other than Equistar Chemicals, LP (together with its consolidated subsidiaries, “Equistar”) and Millennium Chemicals Inc. (together with its consolidated subsidiaries, “Millennium”).

In addition to comparisons of current operating results with the same period in the prior year, Lyondell has included, as additional disclosure, certain “trailing quarter” comparisons of third quarter 2006 operating results to second quarter 2006 operating results. Lyondell’s businesses are highly cyclical, in addition to experiencing some less significant seasonal effects. Trailing quarter comparisons may offer important insight into current business directions.

References to industry benchmark prices or costs, including the weighted average cost of ethylene production, are generally to industry prices and costs reported by Chemical Marketing Associates, Incorporated (“CMAI”), except that crude oil and natural gas benchmark price references are to industry prices reported by Platts, a reporting service of The McGraw-Hill Companies.

OVERVIEW

General—Lyondell is a global chemical company that manufactures and markets a variety of basic chemicals and gasoline-blending components. Lyondell’s operations primarily comprise the ethylene, co-products and derivatives (“EC&D”) segment, the propylene oxide (“PO”) and related products (“PO&RP”) segment, the inorganic chemicals segment and the refining segment, which consisted of Lyondell’s equity investment in Houston Refining LP (formerly known as LYONDELL-CITGO Refining LP or LCR), a joint venture with CITGO Petroleum Corporation (“CITGO”), through August 15, 2006. On August 16, 2006, Lyondell purchased CITGO’s 41.25% interest in Houston Refining LP (“Houston Refining”). As a result of the transaction, Houston Refining became a wholly-owned subsidiary of Lyondell, and the operations of Houston Refining are consolidated prospectively from August 16, 2006.

During the third quarter and first nine months of 2006, the chemical industry generally continued to experience balanced supply and demand conditions. Chemical producers experienced higher average raw material costs, resulting primarily from significantly higher average crude oil prices. Despite a decrease in crude oil prices late in the third quarter 2006, and a hurricane-related spike late in the third quarter 2005, crude oil prices averaged higher in the third quarter and first nine months of 2006 compared to the same periods in 2005.

In the third quarter 2005, the U.S. Gulf Coast hurricanes, Katrina and Rita, disrupted market supply/demand balances as well as the operations of most Gulf Coast refiners and producers of ethylene and titanium dioxide.

MTBE profitability decreased during the third quarter and first nine months of 2006 as a result of significantly lower margins over raw material costs compared to the same periods in 2005, particularly compared to the third quarter 2005, which benefited from industry supply disruptions due to the Gulf Coast hurricanes. Refining operations continued to experience tight supply and demand conditions in the first nine months of 2006.

Lyondell’s results for the third quarter 2006 primarily reflected higher EC&D segment operating results, and for the first nine months of 2006 higher refining and EC&D segment operating results, that in both cases more than offset the effects of lower MTBE margins in the PO&RP segment compared to the same periods in 2005.

Results for the third quarter and first nine months of 2006 included a pretax charge of $176 million representing Lyondell’s share of costs related to termination of Houston Refining’s previous crude supply agreement in connection with the purchase of CITGO’s interest, and a pretax charge of $106 million related to an asset impairment. Results for the first nine months of 2006 also included a benefit from a settlement between Lyondell and CITGO that resulted in net payments of $74 million to Lyondell.

Results for the third quarter and first nine months of 2005 included the negative effects of planned and unplanned outages at Houston Refining and pretax charges of $195 million for impairment of the net book value of Lyondell’s Lake Charles, Louisiana, toluene diisocyanate (“TDI”) plant and related assets.

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

	Average Benchmark Price
	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Crude oil – dollars per barrel	70.37	63.07	68.04	55.25
Natural gas – dollars per million BTUs	6.14	8.00	6.71	6.85
Weighted average cost of ethylene production – cents per pound	33.43	33.84	31.71	27.63
Ethylene – cents per pound	50.67	41.17	49.17	40.33
Propylene – cents per pound	49.67	35.50	47.11	38.39

Although benchmark crude oil prices dropped sharply in September 2006, benchmark crude oil prices averaged significantly higher in the third quarter and first nine months of 2006 compared to the same periods in 2005 as indicated in the table above. Natural gas prices in the third quarter 2006 were significantly lower compared to the third quarter 2006, and averaged approximately the same for the first nine months of 2006 compared to the same period in 2005. Despite the downward trend in natural gas prices during 2006, the prices of NGL-based raw materials remained at high levels in the 2006 periods. As a result, overall raw material costs averaged higher in the third quarter and first nine months of 2006 compared to the same periods in 2005.

RESULTS OF OPERATIONS

Lyondell’s operations include the EC&D, PO&RP, inorganic chemicals and refining business segments. Prior to Lyondell’s acquisition of CITGO’s 41.25% interest in Houston Refining on August 16, 2006, Lyondell’s activities in the refining business segment were conducted through its 58.75% interest in Houston Refining, which was accounted for using the equity method. As a result of the transaction, Houston Refining is a consolidated subsidiary, and Lyondell’s operating income includes the operations of Houston Refining prospectively from August 16, 2006.

Revenues—Lyondell’s revenues were $6,154 million in the third quarter 2006 compared to $4,790 million in the third quarter 2005, while revenues were $15,983 million in the first nine months of 2006 compared to $13,606 million in the first nine months of 2005. Lyondell’s revenues in the third quarter and first nine months of 2006 included the $843 million effect of consolidating Houston Refining for the period beginning on August 16, 2006. The remaining increases in revenues in the third quarter and first nine months of 2006 were primarily due to higher average product sales prices and, to a lesser extent, higher sales volumes for most Lyondell products compared to the same periods in 2005.

Cost of Sales—Lyondell’s cost of sales of $5,481 million in the third quarter 2006 compared to $4,350 million in the third quarter 2005, and cost of sales of $14,232 million for the nine-month period ended September 30, 2006 compared to $12,008 million for the nine-month period ended September 30, 2005. Lyondell’s cost of sales for the third quarter and first nine months of 2006 included the $756 million effect of consolidating Houston Refining for the period beginning on August 16, 2006. Cost of sales also included charges representing Lyondell’s exposure to industry losses expected to be underwritten by industry insurance consortia of $10 million and $15 million, respectively, in the third quarter and first nine months of 2006, and $30 million and $44 million, respectively, in the third quarter and first nine months of 2005. The remaining increases of $395 million and $1,497 million, respectively, in the third quarter and first nine months of 2006 were primarily the result of higher average raw material costs, compared to the same 2005 periods.

Asset Impairments—Asset impairments resulted in charges of $112 million in the third quarter 2006 compared to $198 million in the third quarter 2005, and $118 million in the first nine months of 2006 compared to $203 million in the first nine months of 2005. Asset impairments in the third quarter and first nine months of 2006 included a charge of $106 million for impairment of the net book value of Lyondell’s ethylene facility in Lake Charles, Louisiana. Charges of $195 million in the third quarter and first nine months of 2005 reflected the impairment of the net book values of Lyondell’s Lake Charles, Louisiana TDI plant.

SG&A Expenses—Selling, general and administrative (“SG&A”) expenses were $156 million in the third quarter 2006 compared to $154 million in the third quarter 2005, and $456 million for the nine-month period ended September 30, 2006 compared to $422 million for the nine-month period ended September 30, 2005. Lyondell’s SG&A expenses in the third quarter and first nine months of 2006 included $6 million of Houston Refining’s SG&A expenses for the period beginning on August 16, 2006. The remaining increase in the first nine months of 2006 compared to the same period in 2005 was primarily due to higher compensation expense as well as higher provisions for estimated future environmental remediation expenditures.

Operating Income—Lyondell had operating income of $382 million in the third quarter 2006 compared to $65 million in the third quarter 2005, and operating income of $1,107 million in the first nine months of 2006 compared to $905 million in the first nine months of 2005. Lyondell’s third quarter and first nine months of 2006 operating income included $81 million of operating income of Houston Refining for the period beginning on August 16, 2006. The remaining increases were attributable to the effects of the lower impairment charges compared to the 2005 period and higher operating results of Lyondell’s EC&D business segment, partly offset by lower PO&RP business segment operating results, as indicated in the below table, which are reviewed further in the segment discussion below.

Interest Expense—Interest expense was $167 million in the third quarter 2006 compared to $163 million in the third quarter 2005, and $440 million for the nine months ended September 30, 2006 compared to $497 million for the nine months ended September 30, 2005. Lyondell’s third quarter and first nine months of 2006 interest expense included $23 million of interest due to $2.65 billion of new debt primarily associated with the purchase of CITGO’s 41.25% interest in Houston Refining. These increases in interest expense were more than offset by decreases in interest expense for the first nine months of 2006, which primarily reflected net repayments of approximately $2.1 billion principal amount of debt since January 1, 2005. Debt repayments during 2005 are discussed in the “Financing Activities” section under Item 7 of Lyondell’s Annual Report on Form 10-K for the year ended December 31, 2005. See the “Financing Activities” section of “Financial Condition” below for a description of the issuance and repayment of debt during the first nine months of 2006.

Other Income (Expense), Net—Lyondell had other expense, net, in the third quarter 2006 of $17 million compared to $15 million in the third quarter 2005, and $58 million of other income, net, in the first nine months of 2006 compared to $34 million of other expense, net, in the first nine months of 2005. The third quarter and first nine months of 2006 included charges of $21 million related to the prepayment of LCC’s 9.625% Senior Secured Notes, Series A. The first nine months of 2006 also included net payments of $74 million received by Lyondell in settlement of all disputes among Lyondell, CITGO and Petróleos de Venezuela, S.A. (“PDVSA”) and their respective affiliates. The first nine months of 2005 included charges of $28 million related to prepayments of LCC’s 9.875% Senior Secured Notes, Series B.

Income from Equity Investment in Houston Refining—Prior to Lyondell’s August 16, 2006 purchase of CITGO’s 41.25% interest in Houston Refining, Lyondell’s equity investment in Houston Refining resulted in a loss of $104 million in the third quarter 2006 compared to income of $53 million in the third quarter 2005, and income of $73 million in the first nine months of 2006 compared to $139 million in the first nine months of 2005. Houston Refining’s operating results for the first nine months of 2006 included a $300 million charge related to termination of Houston Refining’s previous crude supply contract and an $8 million charge representing reimbursement of legal fees and expenses that had been paid by Lyondell on behalf of Houston Refining. Lyondell’s 58.75% share of these charges is $176 million and $5 million, respectively. The operations of Houston Refining are consolidated prospectively from August 16, 2006. The operating results of Houston Refining are reviewed in the discussion of the refining segment below.

Income Tax—The estimated annual effective tax rate for 2006 is 39% and was 29% in the first nine months of 2005. The estimated annual effective tax rate for 2006 is higher than the statutory rate due primarily to the effects of non-U.S. operations, including the effect of French subsidiary losses with no related tax benefit. The estimated annual effective income tax rate for 2005 was reduced in the third quarter 2005, resulting in a year-to-date effective income tax rate of 29% compared to the 36% used previously due primarily to the finalization of income tax liabilities relating to prior years, partially offset by higher non-U.S. earnings that are effectively taxed at higher rates. As a result, the provision for income taxes for the third quarter 2005 was reduced by $38 million.

Net Income—Lyondell’s net income for the third quarter 2006 was $57 million compared to $10 million in the third quarter 2005 and $507 million for the nine months ended September 30, 2006 compared to $390 million in the corresponding period in 2005. The following table summarizes the major components contributing to income.

	For the three months ended September 30,		For the nine months ended September 30,
Millions of dollars	2006	2005	2006	2005
Operating income (loss) of:
EC&D segment	$173	$21	$653	$613
PO&RP segment	133	65	358	281
Inorganic chemicals segment	(5)	(16)	20	21
Refining segment (August 16 to September 30, 2006)	81	—	81	—
Other	—	(5)	(5)	(10)

Operating income	382	65	1,107	905
Income (loss) from equity investment in Houston Refining (Prior to August 16, 2006)	(104)	53	73	139
Proceeds from settlement	—	—	74	—
Interest expense, net	(158)	(149)	(411)	(462)
Other, net	(15)	(13)	(12)	(32)
Provision for (benefit from) income taxes	48	(54)	324	160

Net income	$57	$10	$507	$390

Lyondell’s net income for the periods shown included the following previously discussed items:

	For the three months ended September 30,		For the nine months ended September 30,
Millions of dollars	2006	2005	2006	2005
Pretax benefit (charge):
Lake Charles ethylene facility impairment	$(106)	$—	$(106)	$—
Lake Charles TDI facility impairment	—	(195)	—	(195)
Crude supply contract termination cost	(176)	—	(176)	—
Settlement with CITGO and PDVSA	—	—	74	—
Insurance–related charges	(10)	(30)	(15)	(44)
Debt retirement charges	(21)	(7)	(21)	(28)

Total pretax income effect	(313)	(232)	(244)	(267)
Tax effect of above items	110	81	85	93
Settlement of prior year income tax issues	—	38	—	38

Total reduction of net income	$(203)	$(113)	$(159)	$(136)

See “Critical Accounting Policies – Long-Lived Assets” under Item 7 of Lyondell’s Annual Report on Form 10-K for the year ended December 31, 2005 for additional information related to Lyondell’s ethylene and TDI facilities.

Net income increased in the third quarter 2006 compared to the third quarter 2005, despite the net negative effect of the above items, primarily due to net improvement in the underlying operating results of Lyondell’s EC&D segment, which benefited from higher product margins. Higher underlying operating results of the refining segment, including the effect of increased ownership of Houston Refining, were offset by lower PO&RP segment results, which were due primarily to significantly lower MTBE margins.

Higher net income for the first nine months of 2006 compared to the same 2005 period reflected higher underlying operating results for Lyondell’s refining and EC&D segments, including the effect of increased ownership of Houston Refining, and lower interest expense, all of which were partially offset by lower income from Lyondell’s PO&RP segment. Refining segment operating results in the 2005 period were negatively impacted by planned and unplanned outages.

Third Quarter 2006 versus Second Quarter 2006

Third quarter 2006 net income was $57 million compared to $160 million in the second quarter 2006. The decrease primarily reflected after-tax charges of approximately $185 million in the third quarter 2006 related to the Houston Refining acquisition and the Lake Charles ethylene facility impairment and $23 million after tax of higher interest expense, which were offset by improvement in underlying EC&D segment and refining segment operating results, including the effect of increased ownership of Houston Refining. The segment operating results are reviewed below.

Segment Analysis

Lyondell businesses are primarily in four reportable segments: EC&D, PO&RP, inorganic chemicals and refining. Lyondell’s refining operations are conducted through its interest in Houston Refining. As a result of Lyondell’s purchase of CITGO’s 41.25% equity interest in Houston Refining and Lyondell’s resulting 100% ownership of Houston Refining, the operations of Houston Refining are consolidated prospectively from August 16, 2006. Prior to August 16, 2006, Lyondell accounted for its investment in Houston Refining using the equity method of accounting. The following tables reflect selected financial information for Lyondell’s reportable segments.

	For the three months ended September 30,		For the nine months ended September 30,
Millions of dollars	2006	2005	2006	2005
Sales and other operating revenues:
EC&D	$3,603	$2,988	$10,156	$8,811
PO&RP	1,900	1,843	5,307	4,923
Inorganic Chemicals	341	345	1,042	1,005
Refining	1,083	—	1,083	—
Other, including intersegment sales eliminations	(773)	(386)	(1,605)	(1,133)

Total	$6,154	$4,790	$15,983	$13,606

Operating income (loss):
EC&D	$173	$21	$653	$613
PO&RP	133	65	358	281
Inorganic Chemicals	(5)	(16)	20	21
Refining	81	—	81	—
Other	—	(5)	(5)	(10)

Total	$382	$65	$1,107	$905

Income (loss) from equity investment in Houston Refining (Refining Segment)	$(104)	$53	$73	$139

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

Third quarter 2006 EC&D segment operating results benefited from significantly higher co-product and polyethylene sales prices compared to the third quarter 2005. For the first nine months of 2006, EC&D segment operating results reflected the benefits of higher sales volumes and significantly higher sales prices that were substantially offset by higher costs, primarily higher raw material costs, compared to the same period in 2005. Results for the third quarter and first nine months of 2006 included a pretax charge of $106 million related to impairment of the net book value of the idled Lake Charles, Louisiana ethylene facility.

U.S. market demand for ethylene increased an estimated 11% and 2%, respectively, in the third quarter and first nine months of 2006 compared to the third quarter and first nine months of 2005. For polyethylene, U.S. demand decreased an estimated 6% in the third quarter 2006 and increased an estimated 1% in the first nine months of 2006, compared to the third quarter and first nine months of 2005, respectively.

The following table sets forth the EC&D segment’s sales and other operating revenues, operating income and selected product sales volumes.

	For the three months ended September 30,		For the nine months ended September 30,
In millions	2006	2005	2006	2005
Sales and other operating revenues	$3,603	$2,988	$10,156	$8,811
Operating income	173	21	653	613

Sales Volumes, in millions
Ethylene and derivatives (pounds)	2,836	2,834	8,637	8,590
Polyethylene volumes included above (pounds)	1,353	1,409	4,175	4,087
Co-products, non-aromatic (pounds)	2,171	1,899	6,291	5,795
Aromatics (gallons)	89	100	266	309

Revenues—Revenues of $3,603 million in the third quarter 2006 were 21% higher compared to revenues of $2,988 million in the third quarter 2005, while revenues of $10,156 million in the first nine months of 2006 were 15% higher compared to revenues of $8,811 million in the first nine months of 2005. The higher revenues in the third quarter and first nine months of 2006 reflected the effects of higher average sales prices compared to the same periods in 2005. Ethylene and derivative sales volumes in the third quarter and first nine months of 2006 were comparable to the third quarter and first nine months of 2005.

As noted in the table below, benchmark sales prices in the third quarter and first nine months of 2006 averaged higher compared to the same periods in 2005.

	For the three months ended September 30,		Percent Change	For the nine months ended September 30,		Percent Change
	2006	2005		2006	2005
Ethylene – cents per pound	50.67	41.17	23%	49.17	40.33	22%
Propylene – cents per pound	49.67	35.50	40%	47.11	38.39	23%
Benzene – cents per gallon	371.33	282.50	31%	313.78	301.72	4%
HDPE – cents per pound	73.67	68.50	8%	71.22	69.17	3%

Operating Income—The EC&D segment had operating income of $173 million in the third quarter 2006 compared to $21 million in the third quarter 2005, and operating income of $653 million in the first nine months of 2006 compared to $613 million in the first nine months of 2005. The increases in the third quarter and first nine months of 2006 were primarily due to higher average sales prices partially offset by higher costs, primarily higher raw material costs compared to the third quarter and first nine months of 2005. The third quarter and first nine months of 2006 included a $106 million impairment charge related to the ethylene facility in Lake Charles, Louisiana.

Third Quarter 2006 versus Second Quarter 2006

The EC&D segment’s third quarter 2006 operating income was $173 million compared to operating income of $181 million in the second quarter 2006. Higher product margins in the third quarter 2006 substantially offset the $106 million impairment charge related to the Lake Charles, Louisiana ethylene facility resulting in an $8 million decrease in profitability compared to the second quarter 2006. The higher margins were primarily due to the effects of higher average sales prices for most EC&D products, especially for co-products, which were partially offset by a 3% decrease in sales volumes for ethylene and derivatives in the third quarter 2006 compared to the second quarter 2006.

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

PO&RP segment operating results for the third quarter and first nine months of 2006 were negatively affected by significantly lower MTBE operating results compared to the same periods in 2005. During 2005, MTBE benefited from high raw material margins particularly late in the third quarter 2005 due to hurricane-related supply disruptions compared to the normal seasonal decline experienced in the 2006 period. In the 2006 periods, the PO&RP segment was also affected by higher raw material costs, including higher prices for propylene, benzene and ethylene, which contributed to lower product margins for PO and PO derivatives and for styrene, while TDI operating losses decreased primarily as a result of higher margins compared to the same periods in 2005. The third quarter and first nine months of 2005 also included a $195 million charge related to the impairment of the net book value of the Lake Charles TDI facility.

The following table sets forth the PO&RP segment’s sales and other operating revenues, operating income, product sales volumes and average benchmark market prices for propylene.

	For the three months ended September 30,		For the nine months ended September 30,
Millions of dollars	2006	2005	2006	2005
Sales and other operating revenues	$1,900	$1,843	$5,307	$4,923
Operating income	133	65	358	281

Sales Volumes, in millions
PO and derivatives (pounds)	813	790	2,410	2,405
Co-products:
SM (pounds)	1,208	953	3,221	2,980
MTBE and other TBA derivatives (gallons)	321	298	908	878

Average Benchmark Price
Propylene
United States – cents per pound	49.67	35.50	47.11	38.39
Europe – euros per metric ton	830	640	813	677

Revenues—Revenues of $1,900 million in the third quarter 2006 were 3% higher compared to revenues of $1,843 million in the third quarter 2005, while revenues of $5,307 million in the first nine months of 2006 were 8% higher compared to revenues of $4,923 million in the first nine months of 2005. The increase in revenues in the third quarter 2006 was primarily due to higher sales volumes and, to a lesser extent, the effect of higher average sales prices, while the increase in the first nine months of 2006 was primarily due to the effect of higher average sales prices, and to a lesser extent, higher sales volumes. Sales volumes for TDI were 39% and 31% lower in the third quarter and first nine months of 2006, respectively, compared to the third quarter and first nine months of 2005 due primarily to the shutdown of the Lake Charles, Louisiana TDI facility late in 2005.

Operating Income—The PO&RP segment had operating income of $133 million in the third quarter 2006 compared to $65 million in the third quarter 2005, and $358 million in the first nine months of 2006 compared to $281 million in the first nine months of 2005. The third quarter and first nine months of 2005 included a $195 million charge related to the impairment of the Lake Charles, Louisiana TDI facility. MTBE margins in the third quarter and first nine months of 2006 were significantly lower compared to the same 2005 periods, decreasing approximately $170 million in the third quarter 2006 from high levels experienced in the hurricane-impacted third quarter 2005. PO & derivatives and styrene had lower operating results in the first nine months of 2006 primarily as a result of lower margins. The lower PO and derivative results in the first nine months of 2006 included the effect of planned maintenance turnarounds at two plants in The Netherlands in the second quarter 2006. TDI operating losses decreased in the third quarter and first nine months of 2006 to roughly break even due to a combination of increased sales prices coupled with lower ongoing operating costs, resulting from the shutdown of the Lake Charles TDI facility late in 2005, compared to the same periods in 2005.

Third Quarter 2006 versus Second Quarter 2006

The PO&RP segment’s operating income was $133 million in the third quarter 2006 compared to $108 million in the second quarter 2006. The increase in third quarter 2006 profitability was primarily due to higher operating results for PO & derivatives, reflecting the effects of higher sales volumes and lower costs compared to the second quarter 2006, which included costs related to the plant turnarounds in the Netherlands. Operating results in the third quarter 2006 for MTBE, styrene and TDI were comparable to the second quarter 2006. The effects of higher average sales prices for styrene and higher MTBE sales volumes were offset by higher raw material costs, while sales volumes, margins and costs for TDI remained at second quarter 2006 levels.

Inorganic Chemicals Segment

Overview—Lyondell’s inorganic chemicals segment consists of the titanium dioxide (“TiO2”) and related products businesses. Operating results for the inorganic chemicals segment in the third quarter and first nine months of 2006 were negatively affected by higher utility and raw material costs compared to the same periods in 2005, as well as an unplanned outage at the U.K. plant, which were only partly offset by the benefit of moderately higher product sales prices. The third quarter and first nine months of 2005 were negatively affected by inventory reduction efforts, including reduced plant operating rates, which were initiated in the third quarter 2005 in response to weak demand.

The following table sets forth the inorganic chemicals segment’s sales and other operating revenues, operating income and TiO2 sales volumes.

	For the three months ended September 30,		For the nine months ended September 30,
In millions	2006	2005	2006	2005
Sales and other operating revenues	$341	$345	$1,042	$1,005
Operating income (loss)	(5)	(16)	20	21

Sales Volumes, in millions
TiO2 (thousands of metric tons)	149	160	458	456

Revenues—Revenues of $341 million in the third quarter 2006 were comparable to revenues of $345 million in the third quarter 2005, while revenues of $1,042 million in the first nine months of 2006 were 4% higher than the $1,005 million in the first nine months of 2005. The third quarter 2006 reflected the effects of higher average U.S. dollar sales prices that were offset by the effect of lower sales volumes compared to the third quarter 2005 when Lyondell implemented an inventory reduction program. The increase in the first nine months of 2006 reflected the effects of higher average U.S. dollar sales prices compared to the first nine months of 2005. Sales volumes in the third quarter 2006 were 7% lower compared to the third quarter 2005, while sales volumes in the first nine months of 2006 and 2005 were comparable. U.S. dollar sales prices averaged 6% and 3% higher, respectively, in the third quarter and first nine months of 2006 compared to the same periods in 2005.

Operating Income—The inorganic chemicals segment had operating losses of $5 million in the third quarter 2006 compared to $16 million in the third quarter 2005, and operating income of $20 million in the first nine months of 2006 compared to $21 million in the first nine months of 2005. The improvement in the third quarter 2006 was primarily attributable to lower production costs reflecting lower utility costs compared to the third quarter 2005, which included the negative effects of reduced operating rates that resulted from the inventory reduction program. In the first nine months of 2006, higher sales prices offset higher costs.

Third Quarter 2006 versus Second Quarter 2006

The inorganic chemicals segment had an operating loss of $5 million in the third quarter 2006 compared to operating income of $5 million in the second quarter 2006. The decrease in the third quarter 2006 was primarily attributable to the effect of 6% lower sales volumes as well as lower sales prices, reflecting lower U.S. industry demand and production problems at the U.K. plant, compared to the second quarter 2006.

Refining Segment

Overview—The following refining segment discussion is based on the operating results of Houston Refining on a 100% basis (see Notes 3 and 7 to the Consolidated Financial Statements). Houston Refining produces refined petroleum products, including gasoline, ultra low and low sulfur diesel, jet fuel, aromatics and lubricants. PDVSA Petróleo, S.A. (“PDVSA Oil”) supplies heavy, high sulfur Venezuelan crude oil under a long-term agreement (see Note 15 to the Consolidated Financial Statements). Under both the former crude supply agreement (“CSA”) and the current crude oil contract, the refining segment purchases 230,000 barrels per day of heavy, high sulfur crude oil, which constitutes approximately 86% of its rated crude oil refining capacity of 268,000 barrels per day. Houston Refining generally purchases the balance of its crude oil requirements on the spot market. Profit margins on spot market crude oil historically have been more volatile and recently were higher than margins on CSA crude oil. The new crude oil contract is market based, similar to purchases of spot market crude oil.

Houston Refining operating results in the third quarter and first nine months of 2006, reflected stronger diesel and gasoline markets, higher refining margins, more efficient operations and higher average crude oil costs compared to the same periods in 2005. The third quarter and first nine months of 2006 included a $300 million pretax charge related to the termination of the CSA (see Notes 7 and 19 to the Consolidated Financial Statements). The first nine months of 2006 were also negatively affected by planned maintenance related to catalyst changes in the second quarter 2006.

In the third quarter 2005, refining operations were negatively affected by lost production and costs related to suspending operations in preparation for Hurricane Rita and related problems in restarting. Refinery processing rates for the first nine months of 2005 also reflected the negative impact of a major planned maintenance turnaround and unplanned outages in the second quarter 2005.

The following table sets forth Houston Refining’s sales and other operating revenues, net income, sales volumes for refined products and crude processing rates for the periods indicated.

	For the three months ended September 30,		For the nine months ended September 30,
Millions of dollars	2006	2005	2006	2005
Sales and other operating revenues	$2,288	$2,202	$6,793	$5,301
Operating income (loss)	(98)	100	227	255

Thousands of barrels per day
Refined products sales volumes:
Gasoline	112	125	114	117
Diesel and heating oil	84	85	90	86
Jet fuel	22	16	14	15
Aromatics	7	7	7	8
Other refined products	112	92	115	83

Total refined products sales volumes	337	325	340	309

Crude processing rates:
Crude Supply Agreement	214	212	221	199
Other crude oil	56	33	47	34

Total crude processing rates	270	245	268	233

Revenues—Revenues of $2,288 million in the third quarter 2006 were 4% higher compared to revenues of $2,202 million in the third quarter 2005, while revenues of $6,793 million in the first nine months of 2006 were 28% higher compared to revenues of $5,301 million in the first nine months of 2005. The increases in revenues in the third quarter and first nine months of 2006 were due to the effect of higher average refined product sales prices, driven largely by higher crude oil prices, and the effect of higher sales volumes. Sales volumes increased by 4% and 10%, respectively, in the third quarter and first nine months of 2006 compared to the corresponding periods in 2005. The higher sales volumes reflected the higher crude processing rates, which increased 10% and 15%, respectively, in the third quarter and first nine months of 2006, compared to the same periods in the prior year, which were negatively affected by the third quarter Gulf Coast hurricanes and the plant maintenance activity and equipment failures during the second quarter 2005.

Operating Income—Including operating income of $81 million since acquisition by Lyondell on August 16, 2006, Houston Refining had an operating loss of $98 million in the third quarter 2006 compared to operating income of $100 million in the third quarter 2005, and operating income of $227 million in the first nine months of 2006 compared to $255 million in the first nine months of 2005. Operating results in the third quarter and first nine months of 2006 included a pretax charge of $300 million related to the termination of the CSA. The underlying operations in the third quarter and first nine months of 2006 benefited from higher crude oil margins and higher crude processing rates compared to the same periods in 2005, which were negatively affected by planned and unplanned outages and the third quarter Gulf Coast hurricanes.

Third Quarter 2006 versus Second Quarter 2006

Houston Refining had an operating loss of $98 million in the third quarter 2006 compared to operating income of $163 million in the second quarter 2006. The decrease was primarily due to the $300 million pretax charge related to the termination of the CSA, which was partially offset by higher spot crude oil and aromatics margins compared to the second quarter 2006. Planned maintenance and additional provisions of $12 million for property taxes negatively affected the second quarter 2006. Total crude processing rates in the third quarter and second quarter 2006 were comparable.

FINANCIAL CONDITION

Operating Activities—Operating activities provided cash of $619 million in the first nine months of 2006 compared to $1,078 million in the first nine months of 2005. The decrease was primarily due to an increase in the main components of working capital – accounts receivable and inventory, net of accounts payable – in the 2006 period, which used cash of $492 million compared to $165 million in the first nine months of 2005, partly offset by the benefits of higher net income in the first nine months of 2006. In addition, the first nine months of 2006 included voluntary contributions of $100 million to pension funds. The consolidation of Houston Refining effective August 16, 2006 increased operating cash flow in the first nine months of 2006 by $14 million compared to the same period in 2005.

A decrease in accounts payable used cash of $144 million in the first nine months of 2006 compared to an increase that provided cash of $322 million in the first nine months of 2005, primarily reflecting smaller increases in raw material and energy prices in the 2006 period and the timing of receipts of and payments for heavy liquids raw materials compared to the 2005 period. The effect of the increase in crude oil prices was smaller during the 2006 period than in the 2005 period. Crude oil prices declined late in the third quarter 2006, and escalated late in the third quarter 2005 after the Gulf Coast hurricanes disrupted supplies. Additionally, natural gas prices decreased during the 2006 period and increased during the 2005 period.

The negative effect of accounts payable noted above was partly offset by the effect of receivables, which increased, in the first nine months of 2006 using cash of $185 million compared to $345 million in the first nine months of 2005. The increase in the first nine months of 2006 reflected the effect of a $185 million decrease in the outstanding amount of accounts receivable sold under the accounts receivable sales facilities. In addition, prior to January 2006, discounts were offered to certain customers for early payment for product. As a result, some receivable amounts were collected in December 2005 that otherwise would have been expected to be collected in January 2006. This included collections of $84 million in December 2005 related to receivables from Occidental Chemical Corporation, a subsidiary of Occidental Petroleum Corporation. The negative effect of the discount program was substantially offset by the effect of lower sales prices for certain products, which decreased from high, hurricane-affected levels at December 31, 2005. The increase in the first nine months of 2005 primarily reflected the effect of a $275 million decrease in the outstanding amount of accounts receivable sold under the accounts receivable sales facilities as well as the effect of increases in sales prices during the 2005 period.

Investing Activities—Investing activities used cash of $2,611 million in the first nine months of 2006 and $129 million in the first nine months of 2005.

In August 2006, Lyondell purchased CITGO’s 41.25% interest in Houston Refining, making cash payments at closing of $2,466 million, less cash acquired of $53 million. The cash payments of $2,466 million consisted of: $1,629 million for acquisition of the 41.25% interest in Houston Refining, the acquisition of estimated working capital of $53 million, $445 million to repay and terminate Houston Refining’s $450 million term loan facility, including accrued interest of $4 million, $39 million to repay a loan payable to CITGO, including $4 million of accrued interest, and $300 million related to the termination of the previous crude supply agreement. As part of the transaction, Houston Refining and PDVSA Oil terminated the previous crude supply agreement and entered into a new crude oil contract. See “Financing Activities” below for related financing activities and “Liquidity and Capital Resources” for a description of the new crude oil contract.

The following table summarizes the capital expenditures of Lyondell and its principal joint ventures as well as their 2006 budgeted annual capital spending. The 2006 budgeted annual capital spending is $385 million for Lyondell and, on a 100% basis, $230 million for Houston Refining. Lyondell’s share of Houston Refining’s capital budget for the year excludes 41.25% of Houston Refining’s $141 million of capital spending, on a 100% basis, through August 15, 2006.

	Annual Budget 2006	For the nine months ended September 30,
Millions of dollars		2006	2005
Capital expenditures:
Lyondell, excluding Houston Refining	$385	$210	$178
Lyondell share of Houston Refining	172	112	71

Total capital expenditures	557	322	249
Contributions to European PO Joint Venture	5	6	9
Contributions to U.S. PO Joint Venture	14	12	8

Total capital expenditures and contributions to PO joint ventures	$576	$340	$266

The 2006 Lyondell capital budget includes spending for base plant support, projects to improve manufacturing efficiency and projects related to environmental and regulatory requirements, including air emission reductions and wastewater management. In addition to base support and air emission reductions, the Houston Refining 2006 capital budget reflects spending for low sulfur fuel regulations.

Lyondell currently estimates that environmentally related capital expenditures at its facilities, including Equistar and Millennium facilities and including the effect of the Houston Refining facility prospectively from August 16, 2006 (see Note 3), will be approximately $115 million for 2006 and $95 million for 2007, including estimated expenditures related to air emission reductions and wastewater management. Prior to August 16, 2006, Houston Refining’s capital spending to comply with environmental regulations was approximately $80 million, of which Lyondell’s 58.75% share was $47 million.

The following table summarizes Lyondell’s cash distributions from and cash contributions to its principal joint venture affiliates, including Houston Refining through August 15, 2006.

	For the nine months ended September 30,
Millions of dollars	2006	2005
Cash distributions from joint venture affiliates:
Houston Refining	$190	$260
Other	—	3

Total distributions	190	263
Less: Distributions of earnings from affiliates	73	140

Distributions in excess of earnings from affiliates	$117	$123

Cash contributions to joint venture affiliates:
Houston Refining	$64	$73
European PO Joint Venture	6	9
U.S. PO Joint Venture	12	8

Total	$82	$90

Financing Activities—Financing activities provided cash of $2,096 million in the first nine months of 2006 and used cash of $1,090 million in the first nine months of 2005. The cash provided in the 2006 period primarily reflected borrowing to finance Lyondell’s purchase of CITGO’s 41.25% interest in Houston Refining, partly offset by repayments of debt. The use of cash in the 2005 period primarily reflected repayments of debt.

During August 2006, LCC entered into a new senior secured credit facility that included a $2.65 billion, seven-year term loan and an $800 million, five-year revolving credit facility, incurring transaction costs of $43 million. The purchase of CITGO’s 41.25% interest in Houston Refining was financed with $2,466 million of the proceeds of the term loan. The $800 million, five-year revolving credit facility replaced LCC’s existing $475 million senior secured revolving credit facility and Houston Refining’s $150 million senior secured revolving credit facility. In September 2006, LCC increased the amount under the revolving credit facility from $800 million to $1,055 million and reduced the current interest rate on the term loan from LIBOR plus 2% to LIBOR plus 1.75%.

In September 2006, LCC issued $875 million of 8% Senior Unsecured Notes due 2014 and $900 million of 8.25% Senior Unsecured Notes due 2016. Lyondell used the net proceeds to repay $875 million of the seven-year term loan and to purchase $760 million principal amount of LCC’s 9.625% Senior Secured Notes, Series A, due 2007, pursuant to a cash tender offer at a price of 102.4% of par. In October 2006, an additional $2 million was prepaid and LCC called the remaining $87 million principal amount of the 9.625% Senior Secured Notes, Series A, for redemption on November 6, 2006 at a price of 101.887% par.

Also, in the first nine months of 2006, Equistar repaid the $150 million of 6.5% Notes outstanding, which matured in February 2006, and Millennium completed a cash tender offer for its 7% Senior Notes due 2006, purchasing $149 million principal amount of the notes and paying a premium of $2 million. In addition, Millennium purchased $85 million principal amount of 9.25% Senior Notes due 2008, paying a premium of $5 million, and LCC purchased $50 million principal amount of 9.625% Senior Secured Notes, Series A due 2007, paying a premium of $2 million. Other reductions of debt totaled $18 million in the nine-month period ended September 30, 2006. Lyondell intends to continue to reduce debt as market conditions permit.

In the first nine months of 2005, LCC prepaid the remaining $700 million of the 9.875% Senior Secured Notes, Series B, and paid $28 million in prepayment premiums. In September 2005, Millennium completed a cash tender offer for its 7% Senior Notes due 2006 and purchased $281 million principal amount of the notes at 102.622% of par. Also, during the first nine months of 2005, Millennium purchased $52 million of the 7% Senior Notes due 2006, and $2 million of the 9.25% Senior Notes due 2008.

During the first nine months of 2006, a U.K. subsidiary of Millennium entered into a new €60 million, five-year, revolving credit facility. See “Liquidity and Capital Resources” below.

Cash dividends of $0.225 per share of common stock were paid in each of the first three quarters of 2006 and 2005, totaling $167 million for each of the nine months ended September 30, 2006 and 2005.

During the first nine months of 2006, LCC amended and replaced its senior secured revolving credit facility, amended its indentures and amended its accounts receivable sales facility. Millennium amended its $150 million senior secured revolving credit facilities and the indenture governing the 4% Convertible Senior Debentures. See “Liquidity and Capital Resources” below.

Liquidity and Capital Resources—Lyondell’s total debt, including current maturities, as of September 30, 2006 of $8.6 billion, or approximately 70% of total capitalization included $2.65 billion incurred in the third quarter 2006 in connection with Lyondell’s acquisition of CITGO’s 41.25% of Houston Refining. Lyondell has repaid $2.1 billion principal amount of debt since mid 2004 with $1.4 billion of the reduction occurring during 2005 and $450 million during the first nine months of 2006. Scheduled maturities accounted for only $260 million of this reduction. Lyondell intends to continue to reduce debt as market conditions permit. In October 2006, LCC called the remaining $430 million of 9.5% Senior Secured Notes for payment on December 15, 2006 at a price of 102.375 % of par.

Lyondell’s ability to continue to pay or to refinance its debt will depend on future operating performance, which could be affected by general economic, financial, competitive, legislative, regulatory, business and other factors, many of which are beyond its control. However, Lyondell believes that conditions will be such that cash balances, cash generated from operating activities, including access to 100% of Houston Refining’s operating cash flows, Lyondell’s ability to move cash among its wholly-owned subsidiaries and funds from lines of credit will be adequate to meet anticipated future cash requirements, including scheduled debt repayments, necessary capital expenditures, ongoing operations and dividends.

In April 2006, Lyondell was granted an arbitration award related to a commercial dispute with Bayer. The award, which was not reflected in earnings of the first nine months of 2006, pertains to several issues related to the U.S. PO and PO technology joint ventures and included declaratory judgment in Lyondell’s favor concerning interpretation of the contract provisions at issue. Lyondell was awarded approximately $121 million, plus interest of approximately $23 million, through June 30, 2005. Additional amounts subject to finalization could include pre-award and post-award interest and attorney fees, costs and expenses. Lyondell filed a motion in court to enforce the award and Bayer subsequently filed motions to vacate the arbitration award.

While Lyondell’s property and business interruption insurance claims (principally relating to the refinery in 2005), are proceeding, Lyondell does not anticipate that the claims will be resolved in 2006. If successfully resolved, the combined amount of all claim reimbursements to Lyondell could be as much as $60 million.

As part of the Houston Refining acquisition, the previous CSA was terminated for a payment by Houston Refining to PDVSA of $300 million, and the parties entered into a new crude oil contract. The new crude oil contract, which provides for the purchase and supply of 230,000 barrels per day of heavy, high sulfur crude oil, will extend through 2011 and year to year thereafter. The contract contains market-based pricing, which is determined using a formula reflecting published market indices. The pricing is designed to be consistent with published prices for similar grades of crude oil.

Lyondell continually seeks opportunities to generate value through business combinations, purchases and sales of assets and contractual arrangements or joint ventures. Lyondell currently is evaluating potential strategic alternatives with respect to its inorganic chemicals business. The inorganic chemicals business segment’s 2005 annual sales were $1.4 billion and total assets at December 31, 2005 were $2.2 billion, of which $893 million was goodwill.

In August 2006, Standard & Poors (“S&P”) removed Lyondell’s and Equistar’s ratings from CreditWatch and revised its outlook for each of Lyondell and Equistar to stable, reflecting S&P’s belief that the intermediate-range benefits of the Houston Refining acquisition will outweigh the temporary increase in debt leverage. In September 2006, Moody’s Investors Service (“Moody’s”) confirmed the ratings of Lyondell, Equistar and Millennium and revised its outlook for each of Lyondell, Equistar and Millennium to stable, reflecting Moody’s belief that the additional debt incurred in connection with the Houston Refining acquisition will be reduced over the next several years using anticipated increased cash flow resulting from favorable crack and crude spreads.

In June 2006, S&P lowered its ratings for Millennium from BB- to B+ with a negative outlook following the February 2006 jury verdict against Millennium and other defendants. See the “Litigation” section of Note 15 to the Consolidated Financial Statements.

LCC has not guaranteed Equistar’s or Millennium’s credit facilities or debt obligations, except for $150 million of Equistar debt, consisting of the 7.55% Debentures due 2026. LCC’s credit facility generally limits investments by Lyondell in Equistar, Millennium and specified joint ventures unless certain conditions are satisfied. In addition, Millennium’s debt covenants restrict its ability to pay dividends to LCC. Some of Equistar’s indentures require additional interest payments to the note holders if Equistar makes distributions when its Fixed Charge Coverage Ratio, as defined, is less than 1.75 to 1. The level of debt and the limitations imposed on LCC, Equistar and Millennium by their respective current or future debt agreements, including the restrictions on their ability to transfer cash among the entities as further discussed below, could have significant consequences on Lyondell’s business and future prospects.

At September 30, 2006, Lyondell had cash on hand of $701 million, which included $150 million of cash held by Millennium that currently is not available for dividends to LCC and $38 million of cash held by Equistar. Lyondell’s total unused availability under various liquidity facilities of $2,088 million as of September 30, 2006 included the following:

•	$952 million under LCC’s $1,055 million revolving credit facility, which matures in August 2011. Availability under the revolving credit facility is reduced to the extent of outstanding letters of credit provided under the credit facility, which totaled $103 million as of September 30, 2006. There was no outstanding borrowing under the revolving credit facility at September 30, 2006.

•	$135 million under LCC’s $150 million, four-year, accounts receivable sales facility. The agreement currently permits the sale of up to $135 million of total interest in domestic accounts receivable, which amount would decline by $35 million if LCC’s credit facility were fully drawn. There was no outstanding amount of receivables sold under the facility as of September 30, 2006.

•	$848 million under Equistar’s $400 million inventory-based revolving credit facility and its $600 million accounts receivable sales facility, after giving effect to the borrowing base net of a $50 million unused availability requirement, the outstanding amount of accounts receivable sold under the accounts receivable sales facility, of which there was $90 million at September 30, 2006, and $12 million of outstanding letters of credit under the revolving credit facility as of September 30, 2006. The borrowing base is determined using a formula applied to accounts receivable and inventory balances. The revolving credit facility requires that the unused available amounts under that facility and the $600 million accounts receivable sales facility equal or exceed $50 million, or $100 million if the Interest Coverage Ratio, as defined, at the end of any period of four consecutive fiscal quarters is less than 2:1. There was no outstanding borrowing under the revolving credit facility at September 30, 2006.

•	$126 million in total under Millennium’s $125 million U.S. and $25 million Australian secured revolving credit facilities, which mature in August 2010. Availability under the revolving credit facilities is reduced to the extent of outstanding letters of credit provided under the facilities. Letters of credit outstanding under the $125 million U.S. revolving credit facility at September 30, 2006 totaled $24 million. At September 30, 2006, there were no outstanding letters of credit under the $25 million Australian revolving credit facility, and there was no outstanding borrowing under either revolving credit facility.

•	€48 million, or approximately $62 million, under Millennium’s U.K. €60 million, five-year, revolving credit facility. Availability under the facility gives effect to the borrowing base, as determined using a formula applied to accounts receivable and inventory balances, and is reduced to the extent of outstanding borrowing and letters of credit provided under the facility. At September 30, 2006, the outstanding borrowing was €5 million, or $6 million, and there were no outstanding letters of credit under the revolving credit facility.

LCC Debt and Accounts Receivable Sales Facility—LCC’s senior secured credit facility, indentures and accounts receivable sales facility contain restrictive covenants and the credit facility also contains covenants that require the maintenance of specified financial ratios. These covenants, as well as debt guarantees, are described in Notes 10 and 15 to Lyondell’s Consolidated Financial Statements included in Lyondell’s Annual Report on Form 10-K for the year ended December 31, 2005. See “Effects of a Breach” below for discussion of the potential impact of a breach of these covenants.

During the first nine months of 2006, LCC amended and replaced its senior secured revolving credit facility, amended its indentures and amended its accounts receivable sales facility.

•	In June 2006, LCC amended the $475 million senior secured revolving credit facility and indentures to, among other things, provide for additional subsidiary guarantors and other collateral, limit the pledge of equity interests and other securities in certain circumstances and exclude Millennium from certain events-of-default provisions.

•	In August 2006, LCC replaced the senior secured revolving credit facility with a new senior secured credit facility that included a $2,650 million, seven-year term loan and an $800 million, five-year revolving credit facility and amended its indentures to provide for further additional guarantors. Also in August 2006, the LCC accounts receivable sales facility was amended primarily to exclude Millennium from certain events of default provisions and to address certain other changes.

•	In September 2006, the term loan was partially repaid with the proceeds of the September 2006 Senior Unsecured Notes offering, and the senior secured credit facility was amended to increase the amount of the revolving credit facility to $1,055 million. Also in September 2006, LCC amended the indenture governing its 9.625% Senior Secured Notes, Series A, due 2007 to eliminate substantially all of the restrictive covenants, certain events of default and other provisions.

The new credit facility includes substantially the same terms as the former credit facility with changes including, among other things, increased lien, debt and investment baskets; revisions relating to the Houston Refining acquisition; removal of limitations of lease payments and capital expenditures; and modification of specified financial ratios as follows:

•	beginning July 1, 2006, the Interest Coverage Ratio (as defined) at the end of each fiscal quarter will not be less than 2.75 and

•	on any date during a period commencing September 30, 2006, the ratio of Senior Secured Debt (as defined) at such date to Adjusted EBITDA (as defined) for the period of four consecutive fiscal quarters most recently ended on or prior to such date will not exceed 2.75.

Equistar Debt and Accounts Receivable Sales Facility—Equistar’s inventory-based revolving credit facility, accounts receivable sales facility and indentures contain restrictive covenants. These covenants are described in Notes 10 and 15 to Lyondell’s Consolidated Financial Statements included in Lyondell’s Annual Report on Form 10-K for the year ended December 31, 2005. See “Effects of a Breach” below for discussion of the potential impact of a breach of these covenants. There have been no changes in the terms of the covenants in the nine months ended September 30, 2006. The credit facility does not require the maintenance of specified financial ratios as long as certain conditions are met. Some of Equistar’s indentures require additional interest payments to the note holders if Equistar makes distributions when its Fixed Charge Coverage Ratio, as defined, is less than 1.75 to 1.

Millennium Debt—Millennium’s facilities and its indentures contain restrictive covenants. Pursuant to these provisions, Millennium is currently prohibited from making restricted payments, including paying certain dividends. Other than the U.K. facility, Millennium’s facilities also contain covenants that require the maintenance of specified financial ratios. These covenants, as well as debt guarantees, are described in Note 15 to Lyondell’s Consolidated Financial Statements included in Lyondell’s Annual Report on Form 10-K for the year ended December 31, 2005. See “Effects of a Breach” below for discussion of the potential impact of a breach of these covenants. There have been no changes in the terms of the covenants or the guarantees in the nine months ended September 30, 2006, except for a May 2006 amendment to the senior secured revolving credit facility, and a July 2006 amendment to the indenture governing the 4% Convertible Senior Debentures, that primarily excluded a subsidiary of Millennium, Millennium Holdings, LLC, and its subsidiaries (collectively “Millennium Holdings”) from events-of-default provisions that could be triggered in connection with judgments against Millennium Holdings. Millennium’s U.K. facility does not require the maintenance of specified financial ratios as long as certain conditions are met.

Millennium has outstanding $150 million aggregate principal amount of 4% Convertible Senior Debentures, which are due in 2023, unless earlier redeemed, converted or repurchased. The Debenture redemption terms are described in Lyondell’s Consolidated Financial Statements included in Lyondell’s Annual Report on Form 10-K for the year ended December 31, 2005. There were no changes in the redemption terms in the nine months ended September 30, 2006. As a result of Lyondell’s acquisition of Millennium, the Debentures are convertible into shares of Lyondell’s common stock or, at Lyondell’s discretion, equivalent cash or a combination thereof. As of September 30, 2006, based on a quarterly test related to the price of Lyondell common stock, the Debentures were convertible at a conversion rate of 73.3986 Lyondell shares per one thousand dollar principal amount of the Debentures. As of September 30, 2006, the amount of Debentures converted into shares of Lyondell common stock was not significant.

Joint Venture Debt—As part of the August 2006 purchase of CITGO’s 41.25% interest in Houston Refining, Houston Refining’s $450 million senior secured term loan facility, $150 million senior secured revolving credit facility and $35 million loan payable to CITGO were repaid and terminated. Houston Refining no longer has any debt to unaffiliated parties. As a result of the purchase, Houston Refining is a wholly-owned subsidiary of Lyondell.

Effects of a Breach–A breach by LCC, Equistar or Millennium of any of the covenants or other requirements in their respective debt instruments could (1) permit that entity’s note holders or lenders to declare the outstanding debt under the breached debt instrument due and payable, (2) permit that entity’s lenders under that credit facility to terminate future lending commitments and (3) permit acceleration of that entity’s other debt instruments that contain cross-default or cross-acceleration provisions. The respective debt agreements of LCC, Millennium and Equistar contain various events of default and cross-default provisions. If LCC, Equistar or Millennium, as the case may be, was unable to obtain sufficient funds to make these accelerated payments, its lenders could proceed against any assets that secure their debt. Furthermore, a default under Equistar’s debt instruments could constitute a cross-default under LCC’s credit facility, which, under specified circumstances, would then constitute a default under LCC’s indentures. Similarly, the breach by LCC or Equistar of covenants in their respective accounts receivable sales facilities would permit the counterparties under the facility to terminate further purchases of interests in accounts receivable and to receive all collections from previously sold interests until they had collected on their interests in those receivables, thus reducing the entity’s liquidity.

Off-Balance Sheet Arrangements—Lyondell’s off-balance sheet arrangements are described in Item 7 of its Annual Report on Form 10-K for the year ended December 31, 2005. Lyondell’s off-balance sheet arrangements did not change materially in the nine months ended September 30, 2006, except for the above-noted amendment to exclude Millennium from certain events of default provisions and to address certain other changes.

CURRENT BUSINESS OUTLOOK

Through October 2006, ethylene chain margins have remained strong despite product price declines in response to energy prices. However, there are continued pressures as a result of inventory destocking, seasonal demand patterns and continued energy price volatility. PO and PO derivative product prices, margins and volumes are generally more stable. In fuel products, the energy price volatility is coupled with margins that are following typical seasonal trends with the expected slowdown between the summer driving and winter heating seasons.

The chemical industry’s fundamental economic and market conditions continue to be favorable, despite the increased turbulence caused by the energy markets. Lyondell believes that somewhat lower energy prices should serve as a positive stimulus to extending the strong chemical cycle. In refining, the new crude supply contract and Lyondell’s 100% ownership of the refinery are expected to provide strong cash flow and further diversification to Lyondell’s product portfolio.

ACCOUNTING AND REPORTING CHANGES

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 132R. This new standard primarily requires an employer to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status through comprehensive income in the year in which changes occur. For Lyondell, the requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of December 31, 2006. Lyondell estimates that application of SFAS No. 158 would result in an increase of approximately $170 million in its pension liability, a decrease of approximately $60 million in deferred tax liabilities and an increase of approximately $110 million in accumulated other comprehensive loss in its consolidated balance sheet as of December 31, 2006.

Also in September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The new standard defines fair value, establishes a framework for its measurement and expands disclosures about such measurements. For Lyondell, the standard will be effective beginning in 2008. Lyondell does not expect the application of SFAS No. 157 to have a material effect on its consolidated financial statements.

In July, 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, to clarify the accounting for uncertainty in income taxes. FIN No. 48 prescribes, among other things, a recognition threshold and measurement attribute for the financial statement recognition and measurement of an uncertain tax position. The provisions of FIN No. 48 will apply to Lyondell beginning in 2007. Lyondell is evaluating the impact of FIN No. 48 on its consolidated financial statements.

Effective January 1, 2006, Lyondell adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment using the modified prospective method and, consequently, has not adjusted results of prior periods. Lyondell previously accounted for these plans according to the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which it adopted in the first quarter 2003, using the prospective transition method. Lyondell’s application of SFAS No. 123 (revised 2004) had no material effect on its consolidated financial statements.

Effective April 1, 2006, Lyondell adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty. EITF Issue No. 04-13 requires that inventory purchase and sales transactions with the same counterparty that are entered into in contemplation of one another be combined for purposes of applying Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions. The effect of this requirement is to reduce reported revenues and cost of sales for affected transactions. Lyondell’s application of EITF Issue No. 04-13 had no material effect on its consolidated financial statements.

Item 3. Disclosure of Market Risk

Lyondell’s exposure to market risk is described in Item 7a of its Annual Report on Form 10-K for the year ended December 31, 2005. Lyondell’s exposure to market risk had not changed materially in the nine months ended September 30, 2006, except that as a result of Lyondell’s August 16, 2006 acquisition of CITGO’s 41.25% ownership interest in Houston Refining, the CSA contract, which included a “deemed margin” feature, was terminated and Lyondell entered into a new crude oil contract which contains market-based pricing. Lyondell also issued variable-rate debt in connection with the acquisition, the balance of which was $1,775 million at September 30, 2006. Assuming a hypothetical 10% increase in interest rates from those in effect at September 30, 2006, the increase in after-tax interest expense on the variable-rate debt would be approximately $6 million.

Item 4. Controls and Procedures

Lyondell performed an evaluation, under the supervision and with the participation of its management, including the President and Chief Executive Officer (principal executive officer) and Senior Vice President and Chief Financial Officer (principal financial officer), of the effectiveness of Lyondell’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2006. Based upon that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that Lyondell’s disclosure controls and procedures are effective.

There were no changes in Lyondell’s internal control over financial reporting that occurred during Lyondell’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, Lyondell’s internal control over financial reporting.

RATIO OF EARNINGS TO FIXED CHARGES

Lyondell’s computation of the ratios of earnings to fixed charges for the nine months ended September 30, 2006 and 2005 and for the five-year period ended December 31, 2005 is reflected in the table below.

	For the nine months ended September 30,		For the year ended December 31,
Millions of dollars, except ratio data	2006	2005	2005	2004	2003	2002	2001
Income (loss) from continuing operations before income taxes	$831	$550	$750	$77	$(481)	$(214)	$(228)
Deduct income (loss) from equity investments	77	141	124	451	(103)	14	40
Add distributions of earnings from equity investments	73	140	123	424	144	126	144

Earnings adjusted for equity investments	827	549	749	50	(234)	(102)	(124)

Fixed charges:
Interest expense, gross	440	497	649	463	415	384	386
Portion of rentals representative of interest	55	49	65	25	22	23	23

Total fixed charges before capitalized interest	495	546	714	488	437	407	409
Capitalized interest	—	—	—	—	19	10	3

Total fixed charges including capitalized interest	495	546	714	488	456	417	412

Earnings before fixed charges	$1,322	$1,095	$1,463	$538	$203	$305	$285
Ratio of earnings to fixed charges (a)	2.7	2.0	2.1	1.1	—	—	—

(a)	In 2003, 2002 and 2001, earnings were insufficient to cover fixed charges by $253 million, $112 million and $127 million, respectively.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this report are “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements can be identified by words such as “estimate,” “believe,” “expect,” “anticipate,” “plan,” “budget” or other words that convey the uncertainty of future events or outcomes. Many of these forward-looking statements have been based on expectations and assumptions about future events that may prove to be inaccurate. While management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond Lyondell’s control. Lyondell’s or its joint ventures’ actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to:

•	the availability, cost and price volatility of raw materials and utilities,

•	the supply/demand balances for Lyondell’s and its joint ventures’ products, and the related effects of industry production capacities and operating rates,

•	uncertainties associated with the U.S. and worldwide economies, including those due to political tensions in the Middle East and elsewhere,

•	legal, tax and environmental proceedings,

•	the cyclical nature of the chemical and refining industries,

•	operating interruptions (including leaks, explosions, fires, weather-related incidents, mechanical failure, unscheduled downtime, supplier disruptions, labor difficulties, transportation interruptions, spills and releases and other environmental risks),

•	current and potential governmental regulatory actions in the U.S. and in other countries,

•	terrorist acts and international political unrest,

•	competitive products and pricing pressures,

•	Lyondell’s ability to implement its business strategies, including whether the expected benefits of Lyondell’s acquisition of Houston Refining are achieved to the extent and in the time period anticipated,

•	risks of doing business outside the U.S., including foreign currency fluctuations,

•	access to capital markets, and

•	technological developments.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments with respect to Lyondell’s legal proceedings previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2005 and in the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006, except as described below:

Millennium—Together with alleged past manufacturers of lead-based paint and lead pigments for use in paint, Millennium has been named as a defendant in various legal proceedings alleging personal injury, property damage, and remediation costs allegedly associated with the use of these products. Millennium’s defense costs to date for lead-based paint and lead pigment litigation largely have been covered by insurance. Millennium has not accrued any liabilities for any lead-based paint and lead pigment litigation. Millennium has insurance policies that potentially provide approximately $1 billion in indemnity coverage for lead-based paint and lead pigment litigation. Millennium’s ability to collect under the indemnity coverage would depend upon, among other things, the resolution of certain potential coverage defenses that the insurers are likely to assert and the solvency of the various insurance carriers that are part of the coverage block at the time of such a request. As a result of insurance coverage litigation initiated by Millennium, an Ohio trial court issued a decision in 2002 effectively requiring certain insurance carriers to resume paying defense costs in the lead-based paint and lead pigment cases. Indemnity coverage was not at issue in the Ohio court’s decision. On February 23, 2006, certain Lloyd’s, London insurance underwriters filed a declaratory judgment action in the Supreme Court of the State of New York (trial court) against several of their policyholders, including Millennium, contesting their responsibility to provide insurance coverage for all of the lead-based paint and lead pigment cases, including the Rhode Island case discussed below. On March 14, 2006, Millennium filed a motion to dismiss the New York case in favor of the pre-existing Ohio action, and on April 27, 2006, the Supreme Court of the State of New York dismissed this case. On or about October 5, 2006, Lloyd’s, London filed a notice of appeal of the New York trial court’s decision. In addition, on March 7, 2006, Millennium filed an amended complaint in the Ohio case referenced above that revived its Ohio state court litigation, seeking, among other relief, a declaratory judgment as to the responsibility of all of its insurance carriers for any judgments or settlements in connection with any lead-based paint and lead pigment litigation involving Millennium. On April 26, 2006, the judge granted Millennium’s motion to amend the complaint to include all insurance carriers. The insurance carriers have in the past and may in the future attempt to deny indemnity coverage if there is ever a settlement or a final, non-appealable adverse judgment in any lead-based paint or lead pigment case.

On October 29, 2002, after a trial in which the jury deadlocked, the court in State of Rhode Island v. Lead Industries Association, Inc., et al. (which commenced in the Superior Court of Providence, Rhode Island, on October 13, 1999) declared a mistrial. The sole issue before the jury was whether lead pigment in paint in and on public and private Rhode Island buildings constituted a “public nuisance.” The new trial in this case began on November 1, 2005. On February 22, 2006, a jury returned a verdict in favor of the State of Rhode Island finding that the cumulative presence of lead pigments in paints and coatings on buildings in the state constitutes a public nuisance; that a Millennium subsidiary and other defendants either caused or substantially contributed to the creation of the public nuisance; and that those defendants, including the Millennium subsidiary, should be ordered to abate the public nuisance. On February 28, 2006, the judge held that the state could not proceed with its claim for punitive damages. As a result, the jury was discharged. However, the court has not entered a final judgment on the verdict. The court has taken under advisement motions by the defendants including Millennium, for dismissal or, alternatively, a new trial. There may be further proceedings by the judge to determine the scope of any abatement.

New cases recently filed against Millennium and other former manufacturers of lead pigment include City of East Cleveland v. Sherwin-Williams Company, et al., commenced in the Court of Common Pleas, Cuyahoga County, Ohio on September 29, 2006; City of Toledo v. Sherwin-Williams Company, et al., commenced in the Court of Common Pleas, Lucas County, Ohio on September 29, 2006; City of Lancaster v. Sherwin-Williams Company, et al., commenced in the Court of Common Pleas, Fairfield County, Ohio on October 17, 2006; City of Akron v. Sherwin-Williams Company, et al., commenced in the Court of Common Pleas, Summit County, Ohio on October 24, 2006; and Jerome Davis v. Millennium Holdings LLC, et al., commenced in District Court, Douglas County, Nebraska on May 24, 2006. The City of East Cleveland, City of Toledo, City of Lancaster and City of Akron cases allege claims for public nuisance, concert of action, unjust enrichment, indemnity, and punitive damages. The Davis case alleges negligence in connection with plaintiff’s alleged lead exposure.

Item 1A. Risk Factors

There have been no material changes with respect to Lyondell’s risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2005 and in the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006, except as described below.

On September 7, 2006, in connection with the filing of a Registration Statement on Form S-3, Lyondell filed a Current Report on Form 8-K to update its risk factors to reflect recent events since Lyondell’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, including Lyondell’s acquisition of CITGO Petroleum Corporation’s (“CITGO”) 41.25% interest in Houston Refining LP (formerly known as LYONDELL-CITGO Refining LP or LCR).

The updated risk factors are set forth below. For clarity, in the following risk factors:

•	“Lyondell” refers to Lyondell Chemical Company and its consolidated subsidiaries, including Houston Refining, Equistar and Millennium,

•	“LCC” refers to Lyondell Chemical Company without its consolidated subsidiaries,

•	in some situations, such as references to financial ratios, the context may require that “LCC” refer to Lyondell Chemical Company and its consolidated subsidiaries other than Equistar and Millennium,

•	“Equistar” refers to Equistar Chemicals, LP and its consolidated subsidiaries,

•	“Millennium” refers to Millennium Chemicals Inc. and its consolidated subsidiaries, and

•	“Houston Refining” refers to Houston Refining LP (formerly known as LYONDELL-CITGO Refining LP or LCR).

Risks Relating to the Businesses

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

Changes to the crude oil contract with PDVSA Petróleo, S.A. (“PDVSA Oil”) subject Lyondell to increased volatility and price fluctuations, which could adversely affect Lyondell. The crude oil contract also is subject to the risk of enforcing contracts against non-U.S. affiliates of a sovereign nation and political, force majeure and other risks.

Before August 2006, Houston Refining LP was a joint venture owned by subsidiaries of Lyondell and CITGO, which operated a refinery in Houston, Texas. On August 16, 2006, Lyondell acquired all of CITGO’s interests in Houston Refining, effective as of July 31, 2006 and, as a result of the acquisition, Lyondell owns 100% of Houston Refining. Before the acquisition, most of the crude oil used by Houston Refining as a raw material for its refinery was purchased under a crude supply agreement with PDVSA Oil, an affiliate of Petróleos de Venezuela, S.A. (“PDVSA”), the national oil company of Venezuela, that incorporated a deemed-margin, formula-based pricing, which Lyondell believes reduced the volatility of Houston Refining’s earnings and cash flows over the contract life. In connection with Lyondell’s acquisition of CITGO’s interests in Houston Refining, the crude supply agreement with PDVSA Oil was replaced with a new crude oil contract that incorporates market-based pricing, which is determined using a formula reflecting published market indices. The new pricing formula is designed to be consistent with published prices for similar grades of crude oil. Although this new market-based pricing allows Lyondell to realize the value of the current elevated heavy crude oil refining margins in the market, the market-based pricing in the contract also subjects Lyondell to increased price fluctuations, increased volatility in earnings and cash flows as the market margins expand and contract over time, and exposure to any governmental limitations or taxes that may in the future impact margins.

There also are risks associated with reliance on PDVSA Oil for supplies of crude oil and with enforcing the provisions of contracts with companies such as PDVSA Oil that are non-United States affiliates of a sovereign nation. For example, from time to time in the past, PDVSA Oil has declared itself in a force majeure situation and subsequently reduced deliveries of crude oil purportedly based on announced OPEC production cuts. All of the crude oil supplied by PDVSA Oil under the crude oil contract is produced in Venezuela, which has experienced social and political changes in recent years. Venezuela may continue to experience these changes. It is impossible to predict how governmental policies may change under the current or any subsequent Venezuelan government. In addition, there are risks associated with enforcing judgments of United States courts against entities whose assets are located outside of the United States and whose management does not reside in the United States. Any modification, breach or termination of the crude oil contract, or any interruption in this source of crude oil, could adversely affect Lyondell, as alternative crude oil supplies with similar margins may not always be available for purchase.

In addition, before Lyondell’s acquisition of CITGO’s interests in Houston Refining, CITGO was required to purchase and Houston Refining was required to sell at market-based prices 100% of the finished gasoline, jet fuel, heating oil, diesel fuel, coke and sulfur produced by Houston Refining. CITGO also served as Houston Refining’s sole agent to market paraxylene and orthoxylene produced by Houston Refining. Lyondell now markets and sells these products to third parties, which means that Lyondell is subject to the normal risks that it faces when selling commodity products. See “Lyondell sells commodity products into highly competitive markets and faces significant price pressures” above.

Legislative and other actions have reduced U.S. demand for MTBE. Therefore, Lyondell has been exporting MTBE outside of the U.S. and is beginning to produce an alternative gasoline blending component, di-isobutylene, in the U.S., which may be less profitable than MTBE.

In the U.S., the Clean Air Act Amendments of 1990 set minimum levels for oxygenates, such as MTBE, used in gasoline sold as reformulated fuel in areas not meeting specified air quality standards. However, the presence of MTBE in some water supplies in certain states due to gasoline leaking from underground storage tanks and in surface water from recreational water craft led to public concern about the use of MTBE and resulted in the U.S. federal Energy Policy Act of 2005 and U.S. state governmental initiatives to reduce the use of MTBE.

The federal Energy Policy Act of 2005 did not phase-down or ban the use of MTBE. However, the Act eliminated the oxygen standard for reformulated fuels, effective May 6, 2006, and also contained a renewable fuel standard that mandated the use of ethanol in gasoline. As a result of the elimination of the oxygen standard for reformulated fuels, companies are no longer required to use MTBE or any other oxygenate for this purpose. Substantially all refiners and blenders have discontinued the use of MTBE in the U.S.

Lyondell is marketing its U.S.-produced MTBE for use outside of the U.S. However, there are higher distribution costs and import duties associated with exporting MTBE outside of the U.S., and the increased supply of MTBE may reduce profitability of MTBE in these export markets. Lyondell also recently installed equipment at its Channelview, Texas facility that provides Lyondell with the flexibility to produce either iso-octene (an alternative gasoline blending component also known as “di-isobutylene” or “DIB”) or MTBE at that facility. The cost of converting this facility to DIB production was approximately $25 million. In addition, Lyondell’s U.S.-based and European-based MTBE plants can produce ethyl tertiary butyl ether (“ETBE”) as an alternative to MTBE, and Lyondell has produced and sold ETBE in Europe to address Europe’s growing demand for biofuels. DIB is a new product without an established history. Product decisions will continue to be influenced by regulatory and market developments. The profit contribution related to DIB may be lower than that historically realized on MTBE.

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

Lyondell continually seeks opportunities to generate value through business combinations, purchases and sales of assets and contractual arrangements or joint ventures. For example, Lyondell currently is evaluating potential strategic alternatives with respect to its inorganic chemicals business. Transactions that Lyondell pursues may be intended to, among other things, result in the realization of synergies, the creation of efficiencies or the generation of cash to reduce debt. These transactions may be financed by the issuance of equity securities or, to the extent permitted by applicable debt covenants, additional borrowings by Lyondell or its joint ventures. For example, Lyondell’s recent acquisition of CITGO’s interests in Houston Refining was financed by Lyondell through debt financing. Although these transactions may be expected to yield longer-term benefits if the expected efficiencies and synergies of the transactions are realized, they could reduce Lyondell’s operating results in the short term because of the costs and financing arrangements associated with such transactions or the benefits of a transaction may not be realized to the extent anticipated. Other transactions may advance future cash flows from some of Lyondell’s businesses, thereby yielding increased short-term liquidity, but consequently resulting in lower cash flows from these operations over the longer term.

Risks Relating to Debt

Lyondell’s consolidated balance sheet is highly levered, and Lyondell’s total consolidated debt increased by approximately $2.65 billion in connection with Lyondell’s acquisition of CITGO’s interests in Houston Refining. If the expected benefits of the transaction are not realized as quickly as anticipated, Lyondell’s business and future prospects could be limited by its significant amount of debt and other financial obligations.

Lyondell’s consolidated balance sheet is highly levered. Including the debt of Millennium and Equistar, Lyondell’s total consolidated debt was approximately $8.6 billion at September 30, 2006, which represented approximately 70% of Lyondell’s total capitalization. The increase in Lyondell’s total consolidated debt since June 30, 2006 reflects the additional debt that Lyondell incurred in August 2006 to finance the purchase of CITGO’s interests in Houston Refining and related transactions, and to refinance the approximately $445 million outstanding under Houston Refining’s then-existing bank facility (including accrued and unpaid interest). In addition, Lyondell has contractual commitments and ongoing pension and post-retirement benefit obligations that will require cash contributions in 2006 and beyond, as described in “—Contractual and other obligations” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Lyondell’s Annual Report on Form 10-K for the year ended December 31, 2005.

Although Lyondell’s acquisition of CITGO’s interests in Houston Refining is intended to, among other things, realize synergies and generate cash to reduce debt in the future, Lyondell’s level of debt and other obligations could have significant adverse consequences on its business and future prospects if the expected benefits of the transaction are not realized as quickly as anticipated, including the following:

•	Lyondell may not be able to obtain financing in the future for working capital, capital expenditures, acquisitions, debt service requirements or other purposes;

•	less levered competitors could have a competitive advantage because they have greater flexibility to utilize their cash flow to improve their operations; and

•	in the event of poor business conditions, Lyondell may be less able to take advantage of significant business opportunities and to react to changes in market or industry conditions than its competitors.

For discussion regarding Lyondell’s ability to pay or refinance its debt, see the “—Liquidity and Capital Resources” section under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Lyondell’s Annual Report on Form 10-K for the year ended December 31, 2005.

LCC, Millennium and Equistar each require a significant amount of cash to service their indebtedness, and the ability of each of them to generate cash depends on many factors beyond their control.

Due to debt covenant limitations on transferring cash between the entities discussed below, the ability of each of LCC, Millennium and Equistar to make payments on and to refinance its respective indebtedness may depend solely upon its individual ability to generate cash. Each of LCC, Millennium and Equistar is separately responsible for its respective outstanding debt (except that $150 million of Equistar’s debt is guaranteed by LCC). The businesses of each of LCC, Millennium and Equistar may not generate sufficient cash flow from operations to meet their respective debt service obligations, future borrowings may not be available under current or future credit facilities of each entity in an amount sufficient to enable each of them to pay their respective indebtedness at or before maturity, and each entity may not be able to refinance its respective indebtedness on reasonable terms, if at all. Factors beyond the control of LCC, Millennium and Equistar affect the ability of each of them to make these payments and refinancings. These factors include those discussed elsewhere in these “Risk Factors” and the “Forward-Looking Statements” section of this Quarterly Report on Form 10-Q and in the “Risk Factors” and “Forward-Looking Statements” sections of Lyondell’s Annual Report on Form 10-K for the year ended December 31, 2005.

Further, the ability of LCC, Millennium and Equistar to fund capital expenditures and working capital depends on the ability of each entity to generate cash and depends on the availability of funds under lines of credit and other liquidity facilities. If, in the future, sufficient cash is not generated from their respective operations to meet their respective debt service obligations and sufficient funds are not available under lines of credit or other liquidity facilities, LCC, Millennium and Equistar each may need to reduce or delay non-essential expenditures, such as capital expenditures and research and development efforts. In addition, these entities may need to refinance debt, obtain additional financing or sell assets, which they may not be able to do on reasonable terms, if at all.

Debt and other agreements restrict the ability of LCC, Millennium and Equistar to take certain actions and require the maintenance of certain financial ratios; failure to comply with these requirements could result in acceleration of debt.

LCC’s Debt and Accounts Receivable Facility—LCC’s credit facility, indentures and accounts receivable sales facility contain covenants that, subject to exceptions, restrict, among other things, sale and leaseback transactions, lien incurrence, debt incurrence, dividends, investments, certain other payments, certain joint ventures, affiliate transactions, restrictive agreements, sales of assets and mergers. In addition, the credit facility contains covenants that require the maintenance of specified financial ratios: (1) beginning July 1, 2006, the Interest Coverage Ratio (as defined) at the end of each fiscal quarter will not be less than 2.75 and (2) on any date during a period commencing September 30, 2006, the ratio of Senior Secured Debt (as defined) at such date to Adjusted EBITDA (as defined) for the period of four consecutive fiscal quarters most recently ended on or prior to such date will not exceed 2.75.

Millennium’s debt—Millennium has a U.S. and an Australian revolving credit facility, an Australian term loan facility and a U.K. revolving credit facility. Millennium’s facilities and its indentures contain covenants that, subject to exceptions, restrict, among other things, distributions, debt incurrence, lien incurrence, investments, sale and leaseback transactions, certain other payments, sales of assets, affiliate transactions, mergers, domestic accounts receivable securitization transactions, restrictive agreements and issuances of redeemable stock and preferred stock. Pursuant to these provisions, Millennium is prohibited from making restricted payments, including paying certain dividends. Other than the U.K. facility, Millennium’s facilities also contain covenants that require the maintenance of specified financial ratios: (1) the Leverage Ratio (as defined) is required to be less than 4.50 to 1 and (2) the Interest Coverage Ratio (as defined) for any period of four consecutive fiscal quarters is required to be equal to or greater than 2.25 to 1 for any such period ending on or after September 30, 2006. Millennium’s U.K. facility does not require the maintenance of specified financial ratios as long as certain conditions are met.

Equistar’s debt and accounts receivable facility—Equistar has an inventory-based revolving credit facility and an accounts receivable sales facility. Both of these facilities and Equistar’s indentures contain covenants that, subject to exceptions, restrict, among other things, lien incurrence, debt incurrence, sales of assets, investments, capital expenditures, certain other payments, affiliate transactions, restrictive agreements and mergers. Equistar’s credit facility does not require the maintenance of specified financial ratios as long as certain conditions are met. Some of Equistar’s indentures require additional interest payments to the note holders if Equistar makes distributions when Equistar’s Fixed Charge Coverage Ratio (as defined) is less than 1.75 to 1. Equistar met this ratio as of September 30, 2006.

Effects of a breach—A breach by LCC, Millennium or Equistar of any of the covenants or other requirements in their respective debt instruments could (1) permit that entity’s note holders or lenders to declare the outstanding debt under the breached debt instrument due and payable, (2) permit that entity’s lenders under that credit facility to terminate future lending commitments and (3) permit acceleration of that entity’s other debt instruments that contain cross-default or cross-acceleration provisions. The respective debt agreements of LCC, Millennium and Equistar contain various event of default and cross-default provisions. Furthermore, a default under Equistar’s debt instruments could constitute a cross-default under LCC’s credit facility, which, under specified circumstances, would then constitute a default under LCC’s indentures. It is not likely that LCC, Millennium or Equistar, as the case may be, would have, or be able to obtain, sufficient funds to make these accelerated payments. In that event, the breaching entity’s lenders could proceed against any assets that secure their debt. Similarly, the breach by LCC or Equistar of covenants in their respective accounts receivable sales facilities would permit the counterparties under the facility to terminate further purchases of interests in accounts receivable and to receive all collections from previously sold interests until they had collected on their interests in those receivables, thus reducing the entity’s liquidity. In addition, if Lyondell were unable generally to pay its debts as they become due, PDVSA Oil would have the right to terminate the crude oil contract. See “Changes to the crude oil contract with PDVSA Petróleo, S.A. (“PDVSA Oil”) subject Lyondell to increased volatility and price fluctuations, which could adversely affect Lyondell. The crude oil contract also is subject to the risk of enforcing contracts against non-U.S. affiliates of a sovereign nation and political, force majeure and other risks” above.

Debt covenants limit transfers of cash between Lyondell, Millennium and Equistar and, as a result, cash flows of Millennium and Equistar may not be available to LCC and, conversely, LCC may not be able to provide cash to them.

Although Equistar and Millennium are wholly-owned subsidiaries of Lyondell, debt covenants limit the ability to transfer cash among Lyondell, Equistar and Millennium.

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

Some of Equistar’s indentures require additional interest payments to the note holders if Equistar makes distributions when Equistar does not meet a specified fixed charge coverage ratio. Equistar met this ratio as of September 30, 2006. In addition, Equistar’s credit facility prohibits the payment of distributions during any default under its facility. These provisions may deter or limit the movement of cash from Equistar to Lyondell and Millennium.

Applicable laws may also limit the amounts Millennium and Equistar are permitted to pay as distributions on their equity interests. The ability of Lyondell’s subsidiaries and joint ventures to distribute cash to Lyondell also is dependent upon their economic performance, which is dependent on a variety of factors, including factors described elsewhere in these “Risk Factors” and the “Forward-Looking Statements” section of this Quarterly Report on Form 10-Q and in the “Risk Factors” and “Forward-Looking Statements” sections of Lyondell’s Annual Report on Form 10-K for the year ended December 31, 2005. LCC’s indentures contain a covenant that prohibits it from making investments in subsidiaries and joint ventures that are not restricted subsidiaries as defined in the indentures, subject to limited exceptions. Neither Millennium nor Equistar currently is a restricted subsidiary. LCC’s credit facility also contains a covenant that places limitations on its ability to make investments in Equistar, Millennium and joint ventures. Millennium’s flexibility to make investments in Equistar also is limited by other tests. Future borrowings also may contain restrictions on making investments in subsidiaries and joint ventures. As a result of these limitations, LCC’s cash flow may not be available to fund cash needs of Millennium and Equistar, such as servicing debt or paying capital expenditures.

Item 6. Exhibits

4.6	Credit Agreement dated as of August 16, 2006 by and among Lyondell Chemical Company, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P.Morgan Securities Inc., as Sole Bookrunner and Sole Lead Arranger and the Lenders party thereto (filed as an exhibit to the Registrant’s Current Report on Form 8-K/A dated as of August 16, 2006 and incorporated herein by reference)

4.6(a)	Amendment No. 1 dated as of September 5, 2006 to Credit Agreement, dated as of August 16, 2006, by and among Lyondell Chemical Company, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P.Morgan Securities Inc., as Sole Bookrunner and Sole Lead Arranger and the Lenders party thereto (filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of September 5, 2006 and incorporated herein by reference)

4.6(b)	Amendment No. 2 dated as of September 29, 2006 to Credit Agreement, dated as of August 16, 2006, among Lyondell Chemical Company, the banks and financial institutions party thereto including JPMorgan Chase Bank, N.A. as Administrative Agent, Bank of America, N.A. and Citicorp USA, Inc., each as Syndication Agent, Co-Documentation Agent and Lender, and Morgan Stanley Bank as Co-Documentation Agent and the Lenders party thereto (filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of September 29, 2006 and incorporated herein by reference)

4.9(c)	Fourth Supplemental Indenture dated as of August 16, 2006 to the Indenture among Lyondell Chemical Company, the subsidiary guarantors party thereto, and The Bank of New York as Trustee, dated as of May 17, 1999, for 9 5/8% Senior Secured Notes, Series A, due 2007 (filed as an exhibit to the Registrant’s Current Report on Form 8-K/A dated as of August 16, 2006 and incorporated herein by reference)

4.9(d)	Fifth Supplemental Indenture dated as of September 20, 2006 between Lyondell Chemical Company and The Bank of New York, as Trustee, dated as of May 17, 1999, for 9 5/8% Senior Secured Notes, Series A, due 2007 (filed as an exhibit to the Registrant’s Current Report on Form 8-K/A dated as of September 20, 2006 and incorporated herein by reference)

4.10(c)	Fourth Supplemental Indenture dated as of August 16, 2006 to the Indenture among Lyondell Chemical Company, the subsidiary guarantors party thereto, and The Bank of New York as Trustee, dated as of May 17, 1999, for 10 7/8% Senior Subordinated Notes due 2009 (filed as an exhibit to the Registrant’s Current Report on Form 8-K/A dated as of August 16, 2006 and incorporated herein by reference)

4.12(d)	Third Supplemental Indenture dated as of August 16, 2006 to the Indenture among Lyondell Chemical Company, the subsidiary guarantors party thereto, and The Bank of New York as Trustee, dated as of December 4, 2001, for 9 1/2% Senior Secured Notes due 2008 (filed as an exhibit to the Registrant’s Current Report on Form 8-K/A dated as of August 16, 2006 and incorporated herein by reference)

4.13(c)	Second Supplemental Indenture dated as of August 16, 2006 to the Indenture among Lyondell Chemical Company, the subsidiary guarantors party thereto, and The Bank of New York as Trustee, dated as of July 2, 2002, for 11 1/8% Senior Secured Notes due 2012 (filed as an exhibit to the Registrant’s Current Report on Form 8-K/A dated as of August 16, 2006 and incorporated herein by reference)

4.17(c)	Second Supplemental Indenture dated as of August 16, 2006 among Lyondell Chemical Company, the subsidiary guarantors party thereto, and The Bank of New York as Trustee, dated as of May 20, 2003, for 10 1/2% Senior Secured Notes due 2013 (filed as an exhibit to the Registrant’s Current Report on Form 8-K/A dated as of August 16, 2006 and incorporated herein by reference)

4.22(e)	Amendment No. 5 dated as of August 3, 2006 to Receivables Purchase Agreement dated as of December 17, 2003 among Lyondell Funding II, LLC as the seller, Lyondell Chemical Company as the servicer, the banks and other financial institutions party thereto as purchasers, and Citicorp USA, Inc. as asset agent and administrative agent for the purchasers (filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of August 3, 2006 and incorporated herein by reference)

4.23(d)	Amendment No. 4 dated as of August 3, 2006 to Undertaking Agreement dated as of December 17, 2003 (filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of August 3, 2006 and incorporated herein by reference)

4.26(b)	Second Supplemental Indenture dated as of July 31, 2006 among Millennium Chemicals Inc., as Issuer, Millennium America Inc., as Guarantor, and the Bank of New York, as Trustee, governing Millennium’s 4% Convertible Senior Debentures due 2023 (filed as an exhibit to Millennium’s Current Report on Form 8-K dated as of July 31, 2006 and incorporated herein by reference)

4.29	Indenture dated as of September 20, 2006 among Lyondell Chemical Company, the Subsidiary Guarantors party thereto, and The Bank of New York as Trustee for 8% Senior Unsecured Notes due 2014 (filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of September 20, 2006 and incorporated herein by reference)

4.29(a)	Form of Senior Unsecured Note (included in Exhibit 4.29) (filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of September 20, 2006 and incorporated herein by reference)

4.30	Indenture dated as of September 20, 2006 among Lyondell Chemical Company, the Subsidiary Guarantors party thereto, and The Bank of New York as Trustee for 8.25% Senior Unsecured Notes due 2016 (filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of September 20, 2006 and incorporated herein by reference)

4.30(a)	Form of Senior Unsecured Note (included in Exhibit 4.30) (filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of September 20, 2006 and incorporated herein by reference)

10.7	Amended and Restated Executive Life Insurance Plan (filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of September 1, 2006 and incorporated herein by reference)

10.22(b)	Second Amendment to LCR’s Partnership Agreement dated July 31, 2006 (filed as an exhibit to the Registrant’s Current Report on Form 8-K/A dated as of August 16, 2006 and incorporated herein by reference)

10.22(c)	Third Amendment to LCR’s Partnership Agreement dated August 1, 2006 (filed as an exhibit to the Registrant’s Current Report on Form 8-K/A dated as of August 16, 2006 and incorporated herein by reference)

10.24	Crude Oil Sales Agreement dated August 1, 2006 by and between PDVSA Petróleo S.A. and LYONDELL-CITGO Refining LP (portions of this document have been omitted pursuant to a request for confidential treatment and filed with the SEC) (filed as an exhibit to the Registrant’s Current Report on Form 8-K/A dated as of August 16, 2006 and incorporated herein by reference)

10.25	Sale and Purchase Agreement dated July 31, 2006 between CITGO Petroleum Corporation and Lyondell Chemical Company (filed as an exhibit to the Registrant’s Current Report on Form 8-K/A dated as of August 16, 2006 and incorporated herein by reference)

10.26	Partnership Interest Transfer Agreement dated July 31, 2006 by and among CITGO Refining Investment Company, CITGO Gulf Coast Refining, Inc., Lyondell Houston Refinery A Inc., Lyondell Houston Refinery Inc., Lyondell Refining Partners LP and Lyondell Refining Company LP (filed as an exhibit to the Registrant’s Current Report on Form 8-K/A dated as of August 16, 2006 and incorporated herein by reference)

10.27	Crude Supply Termination Agreement effective as of August 1, 2006 by and between LYONDELL-CITGO Refining LP, PDVSA-Petróleo, S.A. and Petróleos de Venezuela, S.A. (filed as an exhibit to the Registrant’s Current Report on Form 8-K/A dated as of August 16, 2006 and incorporated herein by reference)

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Principal Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lyondell Chemical Company

Dated: November 6, 2006	/s/ Charles L. Hall
Charles L. Hall
Vice President and Controller
(Duly Authorized and
Principal Accounting Officer)