Form 10-K
period 2006-12-31
LYONDELL CHEMICAL CO
filed 2007-02-28
CIK 842635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2006

☐	Transition Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

Commission File No. 1-10145

LYONDELL CHEMICAL COMPANY

(Exact name of Registrant as specified in its charter)

Delaware	95-4160558
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1221 McKinney Street, Suite 700, Houston, Texas	77010
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 652-7200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock ($1.00 par value) Preferred Share Purchase Rights	New York Stock Exchange New York Stock Exchange

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

There were 247,856,254 shares of the Registrant’s common stock issued and outstanding on June 30, 2006, the last business day of the Registrant’s most recently completed second fiscal quarter. The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 30, 2006, based on the closing price of the Registrant’s common stock on the New York Stock Exchange composite tape on that date, was $5,594,133,320.

There were 252,120,081 shares of the Registrant’s common stock issued and outstanding as of February 15, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive proxy statement for its 2007 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2006, is incorporated by reference to the extent specified under Part III.

PART I

Item 1. Business

LYONDELL

Overview of the Business

Lyondell Chemical Company is one of the world’s largest chemical companies, with approximately $18 billion in assets as of December 31, 2006. Lyondell is a leading global manufacturer of chemicals and plastics, a refiner of heavy, high-sulfur crude oil and a significant producer of fuel products.

Lyondell operates in four reportable business segments:

•

Lyondell’s ethylene, co-products and derivatives business segment produces ethylene, its co-products and derivatives. Ethylene co-products primarily include propylene, butadiene and aromatics, which include benzene and toluene. The segment also produces derivatives, primarily polyethylene, ethylene oxide (“EO”), ethylene glycol (“EG”) and other EO derivatives, as well as ethanol and polypropylene. In addition, this segment produces fuel products, such as methyl tertiary butyl ether (“MTBE”) and alkylate, and also produces acetyls, such as vinyl acetate monomer (“VAM”, which also is a derivative of ethylene), acetic acid and methanol.

•

Lyondell’s propylene oxide (“PO”) and related products business segment produces PO and its co-products, PO derivatives and toluene diisocyanate (“TDI”). PO’s co-products include styrene monomer (“styrene” or “SM”) and tertiary butyl alcohol (“TBA”). MTBE, ethyl tertiary butyl ether (“ETBE”) and isobutylene are derivatives of TBA. PO derivatives include propylene glycol (“PG”), propylene glycol ethers (“PGE”) and butanediol (“BDO”).

•

Lyondell’s refining business segment produces refined petroleum products, including gasoline, ultra low sulfur diesel, jet fuel, lubricants (“lube oils”) and aromatics, which include benzene, toluene, paraxylene and orthoxylene.

•

Lyondell’s inorganic chemicals business segment primarily produces titanium dioxide (“TiO2”). The segment also produces titanium tetrachloride (“TiCl4”), titanyl sulfate (“TiOSO4”), ultra-fine TiO2 and other inorganic chemicals. On February 26, 2007, Lyondell and The National Titanium Dioxide Company Ltd. (Cristal) announced that they have signed an agreement for a proposed sale of Lyondell’s worldwide inorganic chemicals business to Cristal for $1.05 billion, in cash, plus the assumption of specified liabilities. The amount will be adjusted up or down depending on the change in value of net working capital, cash and specified indebtedness as of the closing date. Closing is anticipated to occur in the first half of 2007.

Lyondell’s ethylene, co-products and derivatives businesses (other than acetyls) are conducted through Equistar Chemicals, LP (together with its consolidated subsidiaries, “Equistar”), an indirect wholly owned subsidiary of Lyondell. Lyondell’s inorganic chemicals businesses and the acetyls portion of its ethylene, co-products and derivatives businesses are conducted through Millennium Chemicals Inc. (together with its consolidated subsidiaries, “Millennium”), a wholly owned subsidiary of Lyondell. Millennium also produces fragrance and flavors chemicals, which is not a reportable segment. Lyondell acquired Millennium in a stock-for-stock business combination on November 30, 2004, thereby also indirectly acquiring the remaining 29.5% interest in Equistar held by Millennium.

Lyondell’s refining business is conducted through Houston Refining LP (“Houston Refining,” formerly known as LYONDELL-CITGO Refining LP or LCR). Houston Refining was a joint venture between Lyondell and CITGO Petroleum Corporation (“CITGO”) until Lyondell acquired CITGO’s 41.25% interest in Houston Refining on August 16, 2006, effective as of July 31, 2006. Lyondell financed the acquisition with approximately $2.6 billion of the proceeds of a $2.65 billion seven-year term loan. For a description of the acquisition and related financing, see Note 3 to the Consolidated Financial Statements.

In this Annual Report on Form 10-K, unless the context requires otherwise:

•	“Lyondell” or the “Company” refers to Lyondell Chemical Company and its consolidated subsidiaries,

•	“LCC” refers to Lyondell Chemical Company without its consolidated subsidiaries,

•	in some situations, such as references to financial ratios, the context may require that “LCC” refer to Lyondell Chemical Company and its consolidated subsidiaries other than Equistar and Millennium,

•	“Equistar” refers to Equistar Chemicals, LP and its consolidated subsidiaries,

•	“Millennium” refers to Millennium Chemicals Inc. and its consolidated subsidiaries, and

•	“Houston Refining” refers to Houston Refining LP (formerly known as LYONDELL-CITGO Refining LP or LCR).

The refining segment revenues of $3.1 billion in the diagram above reflect the revenues after Lyondell’s August 2006 acquisition of CITGO’s interest in Houston Refining. On a 100% basis, Houston Refining’s 2006 revenues were $8.9 billion. The segment revenues reflected above include intersegment revenues, which are eliminated in arriving at Lyondell’s consolidated revenues. For additional segment information and for geographic information for each of the years in the three-year period ended December 31, 2006, see Note 25 to the Consolidated Financial Statements. For additional information regarding the risks associated with Lyondell’s non-U.S. operations, see “Item 1A. Risk Factors—Risks Relating to the Businesses—Lyondell’s international operations are subject to exchange rate fluctuations, exchange controls, political risks and other risks relating to non-U.S. operations.

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

Strategy

Guiding Principles

Lyondell has built its businesses around the fundamental belief that, to be a successful competitor in the global chemical and refining industries, Lyondell must have:

•	global scale and product depth and breadth;

•	sustainable competitive advantage through raw material flexibility, technology or market position;

•	disciplined operating focus that maximizes the value of each business; and

•	disciplined use of cash flow to create shareholder value.

Lyondell’s Portfolio

Lyondell’s products are the building blocks for countless goods and products that people use every day, such as clothing, food packaging, household furnishings, detergents, cosmetics, automotive parts, construction and home-building materials, paints and coatings, gasoline and many other applications. Driven by its fundamental beliefs, Lyondell has assembled a balanced, integrated product portfolio comprising four major business segments. Each plays a strategic role in creating stakeholder value:

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

•

Refining. Lyondell is a major refiner of heavy, high-sulfur crude oil. Lyondell’s 268,000 barrel per day Houston refinery is strategically located on the U.S. Gulf Coast with access to interstate pipelines and the Port of Houston. The facility refines very heavy high-sulfur crude oil into clean fuels, such as gasoline (including blendstocks for oxygenate blending), jet fuel and ultra low sulfur diesel, as well as other high-

value products such as aromatics. The full-conversion capabilities of the refinery, coupled with the strong refining market, have resulted in strong cash and profit generation.

•

Inorganic chemicals. Lyondell is a leading producer of TiO2, offering state-of-the-art products in all major customer markets, including paints and coatings, plastics and paper. On February 26, 2007, Lyondell and Cristal announced that they have signed an agreement for a proposed sale of Lyondell’s worldwide inorganic chemicals business to Cristal for $1.05 billion, in cash, plus the assumption of specified liabilities. Closing is anticipated to occur in the first half of 2007. The transaction would allow Lyondell to accelerate debt repayment and focus its resources on capturing the synergies between Lyondell’s refinery and chemicals businesses to achieve the greatest value for its shareholders.

Although several of the Lyondell businesses are operated through separate legal entities, the Lyondell businesses are integrated across several parts of the product chain. Each business purchases basic raw materials, and products produced by one operation are often used as raw materials for another, with the products transferred between businesses at market prices. This integration creates value within and across the four Lyondell businesses.

Significant Events in Lyondell’s History

Since its spin-off from Atlantic Richfield Company (“ARCO”) in 1989, Lyondell has grown into one of the world’s largest independent, publicly-traded chemical companies, with approximately $18 billion in assets and nearly 11,000 employees as of December 31, 2006. Lyondell’s major achievements have included:

•

the creation of a refining joint venture with CITGO in 1993, and the subsequent $1 billion upgrade of the refinery in 1997 that enabled the refinery to process heavy, high sulfur crude oil from the Bolivarian Republic of Venezuela (“Venezuela”);

•	the formation of Equistar as a joint venture with subsidiaries of Millennium in 1997, with the addition of subsidiaries of Occidental Petroleum Corporation as partners in 1998;

•	the acquisition of ARCO Chemical Company in 1998, which provided what is now Lyondell’s PO and related products business segment;

•	the sale of polyols assets to, and establishment of strategic PO alliances with, Bayer AG and Bayer Corporation (collectively, “Bayer”) in 2000;

•	the 2002 acquisition by Lyondell of the partnership interests in Equistar owned by subsidiaries of Occidental Petroleum Corporation;

•

the 2003 completion of a world-scale PO/SM plant in The Netherlands through a joint venture with Bayer, and the 2002 completion of a world-scale BDO plant in The Netherlands using proprietary Lyondell PO-based technology;

•	the completion of the consolidation of Equistar and the addition of two major lines of business, TiO2 and acetyls, through the November 2004 acquisition of Millennium;

•

the August 2006 acquisition of CITGO’s 41.25% interest in Houston Refining and the negotiation of a new five-year, 230,000 barrel per day crude oil contract with a subsidiary of Petróleos de Venezuela, S.A. (“PDVSA”), incorporating market-based pricing;

•	the repayment of more than $2.5 billion of debt from September 2004 through December 2006 with cash flows from operations;

•	the formation of a joint venture with Sinopec Zhenhai Refining & Chemical Co., Ltd. to construct a world-scale PO/SM plant in Ningbo, China, with completion of construction expected in 2009; and

•	the signing of an agreement for a proposed sale of Lyondell’s worldwide inorganic chemicals business to Cristal for $1.05 billion, in cash, plus the assumption of specified liabilities.

Business Focus

Lyondell businesses share a number of common focuses and traits. Generally, they are large, asset-intensive businesses selling products into the commodity markets, such as the basic chemicals and fuels markets. Lyondell businesses focus on continuous chemical and hydrocarbon processes requiring similar skill sets and expertise, such as chemical and fuels processing, with each business benefiting from areas of strength and competitive differentiation. In the ethylene, co-products and derivatives businesses, the major emphasis is on maintaining low production costs. Lyondell remains differential from the rest of the North American industry based on its operational flexibility to use the lowest cost raw materials. Lyondell has the ability to process crude oil-based liquid raw materials, also known as heavy liquid raw materials, for a much greater percentage of the ethylene, co-products and derivatives’ raw material requirements versus the North American industry overall. These heavy liquid raw materials historically have been cost-advantaged in comparison to natural gas liquids-based raw materials because the use of heavy liquid raw materials results in the production of significant volumes of co-products, which are recovered and sold. In the PO and related products businesses, Lyondell’s strength takes the form of global presence and a leadership position in technology. The refining business’s major advantage lies with its ability to process heavy, high sulfur crude oil, which has generally been less expensive to purchase than lighter benchmark crude oils such as West Texas Intermediate. Through its inorganic chemicals business, Lyondell is one of the major producers that possesses and practices, in approximately 77% of its capacity, the more efficient chloride-based TiO2 technology, while also benefiting from the fact that it has TiO2 manufacturing sites in four regions of the world.

Operational Excellence

Lyondell believes optimal operations can be achieved through a systemic application of standards and learnings focused on reliable operations, which results in improved safety, efficiency and environmental performances. This approach, called Operational Excellence, builds a culture that creates and sustains significant competitive advantages and helps to maximize the value of each of Lyondell’s businesses. The actions of Lyondell’s employees have led to:

•	record safety performance for Lyondell in 2006, which also was among the best in the industry;

•	significantly improved efficiencies through shared services arrangements, the principles of which were applied during the integration of the Millennium businesses and the refining business;

•	improved operational efficiency by shifting production to lower-cost, more efficient sites and simplifying production scheduling; and

•	improvement of cash utilization through actions such as inventory reduction and increased operational efficiency.

Financial Strategy

Lyondell’s strategy is to enhance its financial flexibility by improving its balance sheet through debt reduction and by maintaining a strong liquidity position, with an ultimate goal of achieving an investment-grade credit rating. Consistent with this objective, Lyondell used cash flow from operations to repay more than $2.5 billion of debt from September 2004 to December 2006. Following the recent increase in debt related to the acquisition of the Houston refinery, and in anticipation of increased cash flow from the refinery, Lyondell has increased its debt-repayment target from $3 billion to $5 billion.

Furthermore, Lyondell recognizes the inherent cyclical nature of the chemical and refining industries and continues to take this cyclicality into account when making financial decisions, such as the timing of debt repayment, pension funding and the maintenance of a strong liquidity position. At December 31, 2006, Lyondell’s liquidity totaled $2.5 billion, consisting of cash and availability under revolving lines of credit and accounts receivable sales facilities.

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

Lyondell produces ethylene, co-products and derivatives at seventeen facilities located in five states in the U.S. Ethylene co-products primarily include propylene, butadiene and aromatics, which include benzene and toluene. Derivatives primarily include polyethylene, EO, EG and other EO derivatives, as well as ethanol and polypropylene.

In addition, in this segment, Lyondell produces fuel products, such as MTBE and alkylate, and also produces acetyls, such as VAM (which also is a derivative of ethylene), acetic acid and methanol. Ethylene is the most significant petrochemical in terms of worldwide production volume and is the key building block for polyethylene and a large number of other chemicals, plastics and synthetics. Ethylene, co-products and derivatives are fundamental to many segments of the economy, including the production of consumer products, packaging, housing and automotive components and other durable and nondurable goods.

The following table outlines:

•	the primary products of Lyondell’s ethylene, co-products and derivatives segment;

•	annual processing capacity as of December 31, 2006; and

•	the primary uses for those products.

See “Item 2. Properties” for the locations where Lyondell produces the primary products of its ethylene, co-products and derivatives segment.

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

Product	Annual Capacity	Primary Uses

Ethylene	10.8 billion pounds (a)	Ethylene is used as a raw material to manufacture polyethylene, EO, ethanol, ethylene dichloride, styrene and VAM.

Co-Products:
Propylene	4.8 billion pounds (a)(b)	Propylene is used to produce polypropylene, acrylonitrile and propylene oxide.
Butadiene	1.2 billion pounds	Butadiene is used to manufacture styrene-butadiene rubber and polybutadiene rubber, which are used in the manufacture of tires, hoses, gaskets and other rubber products. Butadiene is also used in the production of paints, adhesives, nylon clothing, carpets, paper coatings and engineered plastics.
Aromatics:
Benzene	310 million gallons	Benzene is used to produce styrene, phenol and cyclohexane. These products are used in the production of nylon, plastics, synthetic rubber and polystyrene. Polystyrene is used in insulation, packaging and drink cups.
Toluene	66 million gallons	Toluene is used as an octane enhancer in gasoline, as a chemical raw material for benzene and/or paraxylene production, and a core ingredient in TDI, a compound used in urethane production.

Fuel Products:
MTBE	284 million gallons (18,500 barrels/day) (c)	MTBE is a high octane gasoline blending component.
Alkylate	337 million gallons (d)	Alkylate is a high octane gasoline blending component.

Product	Annual Capacity	Primary Uses

Derivatives:
High density polyethylene (HDPE)	3.2 billion pounds	HDPE is used to manufacture grocery, merchandise and trash bags; food containers for items from frozen desserts to margarine; plastic caps and closures; liners for boxes of cereal and crackers; plastic drink cups and toys; dairy crates; bread trays; pails for items from paint to fresh fruits and vegetables; safety equipment such as hard hats; house wrap for insulation; bottles for household and industrial chemicals and motor oil; milk, water, and juice bottles; large (rotomolded) tanks for storing liquids such as agricultural and lawn care chemicals; and pipe.

Low density polyethylene (LDPE)	1.4 billion pounds	LDPE is used to manufacture food packaging films; plastic bottles for packaging food and personal care items; dry cleaning bags; ice bags; pallet shrink wrap; heavy-duty bags for mulch and potting soil; boil-in-bag bags; coatings on flexible packaging products; and coatings on paper board such as milk cartons. Ethylene vinyl acetate is a specialized form of LDPE used in foamed sheets, bag-in-box bags, vacuum cleaner hoses, medical tubing, clear sheet protectors and flexible binders.

Linear low density polyethylene (LLDPE)	1.2 billion pounds	LLDPE is used to manufacture garbage and lawn-leaf bags; industrial can liners; housewares; lids for coffee cans and margarine tubs, dishpans, home plastic storage containers, kitchen trash containers; large (rotomolded) toys like outdoor gym sets; drip irrigation tubing; wire and cable insulating resins and compounds used to insulate copper and fiber optic wiring, and film; shrink wrap for multi-packaging canned food, bag-in-box bags, produce bags, and pallet stretch wrap.

Ethylene Oxide (EO)	1.5 billion pounds EO equivalents; 400 million pounds as pure EO (e)	EO is used to produce surfactants, industrial cleaners, cosmetics, emulsifiers, paint, heat transfer fluids and ethylene glycol.

Ethylene Glycol (EG)	1.4 billion pounds (e)	EG is used to produce polyester fibers and film, polyethylene terephthalate (“PET”) resin, heat transfer fluids and automobile antifreeze.

Other Ethylene Oxide Derivatives	225 million pounds	EO derivatives include ethylene glycol ethers and ethanolamines, and are used to produce paint and coatings, polishes, solvents and chemical intermediates.

Ethanol	50 million gallons	Ethanol is used in the production of solvents as well as household, medicinal and personal care products.

Polypropylene	280 million pounds	Polypropylene is used to manufacture fibers for carpets, rugs and upholstery; housewares; automotive battery cases; automotive fascia, running boards and bumpers; grid-type flooring for sports facilities; fishing tackle boxes; and bottle caps and closures.

Acetyls:

Vinyl Acetate Monomer (VAM)	820 million pounds	VAM is a petrochemical product used to produce a variety of polymers products used in adhesives, water-based paint, textile coatings and paper coatings.

Acetic Acid	1.2 billion pounds	Acetic acid is a raw material used to produce VAM, terephthalic acid (used to produce polyester for textiles and plastic bottles), industrial solvents and a variety of other chemicals.

Methanol	190 million gallons (f)	Methanol is a raw material used to produce acetic acid, MTBE, formaldehyde and several other products.

(a)	Excludes 850 million pounds/year of ethylene capacity and 200 million pounds/year of propylene capacity at Lyondell’s Lake Charles, Louisiana ethylene and co-products facility, which has been idled since the first quarter 2001. Although Lyondell retains the physical ability to restart or sell that facility, in the third quarter of 2006 Lyondell determined that it had no expectation of resuming production at that facility.

(b)	Does not include refinery-grade material from Lyondell’s refinery or production from the product flexibility unit at the Channelview facility, which can convert ethylene and other light petrochemicals into propylene. These facilities have an annual processing capacity of an additional one billion pounds/year of propylene.

(c)	Includes up to 44 million gallons/year of capacity produced for the refining business.

(d)	Includes up to 172 million gallons/year of capacity produced for and returned to the refining business.

(e)	Includes 700 million pounds/year of EO equivalents capacity and 800 million pounds/year of EG capacity at the Beaumont, Texas facility, which represents 100% of the EO equivalents capacity and EG capacity, respectively, at the facility. The Beaumont, Texas facility is owned by PD Glycol, a 50/50 partnership with E. I. du Pont de Nemours and Company (“DuPont”).

(f)	Represents 100% of the methanol capacity at the La Porte, Texas facility, which is owned by La Porte Methanol Company, a partnership owned 85% by Lyondell and 15% by Linde AG (“Linde”).

Marketing and Sales

Lyondell produces ethylene at six sites located in three states. Lyondell’s ethylene generally is consumed internally as a raw material in the production of derivatives, or is shipped by pipeline to customers. For the year ended December 31, 2006, approximately 87% of Lyondell’s ethylene, based on sales dollars, was used by Lyondell’s ethylene derivatives facilities or sold to related parties at market-related prices. The sales to related parties during 2006 include significant ethylene sales, pursuant to a long-term ethylene supply agreement, to Occidental Chemical Corporation (a subsidiary of Occidental Petroleum Corporation (together with its subsidiaries and affiliates, collectively, “Occidental”)). As of December 31, 2006, and after giving effect to Occidental’s January 26, 2007 exercise of its warrant to purchase Lyondell common stock, Occidental owned 8.5% of Lyondell’s outstanding common stock. See Note 6 to the Consolidated Financial Statements. Sales of ethylene accounted for less than 10% of Lyondell’s total revenues in 2006 and 2005. The year 2005 was the first full year that Equistar was a consolidated subsidiary of Lyondell. Sales of ethylene accounted for approximately 12% of Equistar’s total revenues in 2004.

Ethylene co-products are manufactured by Lyondell primarily at four facilities in Texas. The Morris, Illinois and Clinton, Iowa facilities also can produce propylene.

Lyondell uses the propylene as a raw material for production of PO and polypropylene. The propylene production that is not consumed internally generally is sold under multi-year contracts. In addition, pursuant to a 15-year propylene supply arrangement entered into in 2003 with a subsidiary of Sunoco, Inc. (“Sunoco”), Lyondell supplies 700 million pounds of propylene annually to Sunoco. Under the arrangement, a majority of the propylene is supplied under a cost-based formula and the balance is supplied on a market-related basis. Sales of propylene accounted for approximately 12% and 11% of Lyondell’s total revenues in 2006 and 2005, respectively, and approximately 18% of Equistar’s total revenues in 2004.

Lyondell generally sells its butadiene under multi-year contracts. Lyondell also uses the benzene as a raw material for production of styrene. Sales of benzene accounted for less than 10% of Lyondell’s total revenues in 2006 and 2005, and approximately 10% of Equistar’s total revenues in 2004. Lyondell’s refining business uses the toluene to blend into gasoline and as a raw material for paraxylene. Most of the benzene and toluene production that is not consumed internally is sold under multi-year contracts. The ethylene, co-products and derivatives businesses also market the benzene, toluene, paraxylene and orthoxylene produced by the refining business for a marketing fee.

Lyondell at times purchases ethylene, propylene, benzene and butadiene for resale, when necessary, to satisfy customer demand for these products above production levels. Volumes of ethylene, propylene, benzene and butadiene purchased for resale can vary significantly from period to period. However, purchased volumes generally do not have a significant impact on profitability.

MTBE produced at the two Channelview units and at the Chocolate Bayou plant is marketed by Lyondell for use outside of the U.S. along with the MTBE produced by the PO and related products businesses. The ethylene, co-products and derivatives businesses produce alkylate for and return alkylate to the refining business for blending into gasoline and also sell alkylate both under short-term contracts and on a spot basis.

Most of the ethylene and propylene production of the Channelview, Chocolate Bayou, Corpus Christi and La Porte facilities is shipped via a pipeline system which has connections to numerous U.S. Gulf Coast consumers. This pipeline system, some of which is owned and some of which is leased, extends from Corpus Christi to Mont Belvieu to Port Arthur, Texas as well as around the Lake Charles, Louisiana area. In addition, exchange agreements with other ethylene and co-products producers allow access to customers who are not directly connected to this pipeline system. Some ethylene is shipped by railcar from Clinton, Iowa to Morris, Illinois and also to customers. A pipeline owned and operated by an unrelated party is used to transport ethylene from Morris, Illinois to Tuscola, Illinois. Some propylene is shipped by ocean-going vessel. Butadiene, benzene, toluene and other products are distributed by pipeline, railcar, truck, barge or ocean-going vessel.

Polyethylene is manufactured by Lyondell using a variety of technologies at five facilities in Texas and at the Morris, Illinois and Clinton, Iowa facilities. Polyethylene includes high density polyethylene (“HDPE”), low density polyethylene (“LDPE”) and linear low density polyethylene (“LLDPE”). HDPE accounted for less than 10% of Lyondell’s total revenues in 2006 and 2005, and approximately 14% of Equistar’s total revenues in 2004. Polyethylene (HDPE, LDPE and LLDPE collectively) accounted for approximately 12% and 13% of Lyondell’s total revenues in 2006 and 2005, respectively, and approximately 26% of Equistar’s total revenues in 2004.

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

EO or EO equivalents, and EO’s primary derivative, EG, are produced at the Bayport facility located in Pasadena, Texas and through a 50/50 joint venture with DuPont in Beaumont, Texas. The Bayport facility also produces other derivatives of EO, principally ethylene glycol ethers and ethanolamines. EO and EG typically are sold under multi-year contracts, with market-based pricing. Glycol ethers, ethanolamines and brake fluids are sold primarily into the solvent and distributor markets at market prices. Ethanol and ethers primarily are sold under contracts at market prices. EO is shipped by railcar, and its derivatives are shipped by railcar, truck, isotank or ocean-going vessel.

Other derivatives products are primarily distributed by railcar. The vast majority of the derivatives products are sold in North America and Europe, primarily through Lyondell’s sales organization. Sales agents are generally engaged to market the derivatives products in the rest of the world.

VAM and acetic acid are manufactured by Lyondell at facilities in La Porte, Texas. Sales of VAM accounted for less than 10% of Lyondell’s total revenues in 2006 and 2005. The year 2005 was the first full year that Millennium was a consolidated subsidiary of Lyondell. Sales of VAM accounted for approximately 16% of Millennium’s total revenues in 2004. Sales of acetyls collectively accounted for less than 10% of Lyondell’s total revenues in 2006 and 2005, and approximately 24% of Millennium’s total revenues in 2004.

VAM and acetic acid are consumed internally, sold into domestic and export markets under multi-year contracts, and also are sold on a spot basis. Contract pricing for sales of VAM and acetic acid generally is determined by market-based negotiation, market index or cost-based formulas. Pursuant to an agreement that expired on December 31, 2006, a portion of the acetic acid produced at the La Porte, Texas plant also previously was converted into VAM through DuPont’s nearby VAM plant and Lyondell’s acetyls business acquired all of the VAM production at DuPont’s plant that was not utilized internally by DuPont. As of January 1, 2007, Lyondell produces those VAM volumes internally at its facilities. VAM and acetic acid are shipped by barge, ocean-going vessel, pipeline, tank car and tank truck. Lyondell has bulk storage arrangements in Europe and South America to better serve its customers’ requirements in those regions. Sales are made through a direct sales force, agents and distributors.

The La Porte, Texas methanol facility is owned by La Porte Methanol Company, Lyondell’s 85%-owned joint venture with Linde. Each party to the joint venture receives its respective share of the methanol production. Lyondell’s acetyls business uses the methanol as a raw material for acetic acid and also sells the methanol under annual contracts and on a spot basis to large domestic customers. The product is shipped by barge and pipeline.

No single ethylene, co-products and derivatives customer accounted for 10% or more of Lyondell’s revenues in 2006.

Raw Materials

Raw material cost is the largest component of the total cost for the production of ethylene and co-products. The primary raw materials used are heavy liquids and natural gas liquids (“NGLs”). Heavy liquids include crude oil-based naphtha and gas oil, as well as condensate, a very light crude oil resulting from natural gas production (collectively referred to as “heavy liquids”). NGLs include ethane, propane and butane. The use of heavy liquid raw materials results in the production of a significant amount of co-products such as propylene, butadiene, benzene and toluene, as well as gasoline blending components, while the use of NGLs results in the production of a smaller amount of co-products, such as propylene.

The flexibility to consume a wide range of raw materials, including heavy liquids, has historically provided plants with that flexibility with an advantage over plants that are restricted in their raw material processing capability to NGLs such as ethane and propane, assuming the co-products were recovered and sold. Facilities using heavy liquids historically have generated, on average, approximately four cents of additional variable margin per pound of ethylene produced compared to facilities restricted to using ethane. This margin advantage is based on an average of historical data over a period of years and is subject to short-term fluctuations, which can be significant. For example, the advantage during first quarter 2006 was well below the historical average. However, strengthening market conditions increased the advantage significantly for the remainder of the year. As a result, the advantage for the full year 2006 was above the historical average. Lyondell has the capability to realize this margin advantage due to its ability to process heavy liquids at its Channelview, Corpus Christi and Chocolate Bayou ethylene and co-products facilities. Lyondell’s Channelview and Corpus Christi facilities have the greatest operational flexibility among Lyondell’s facilities to process significant quantities of either heavy liquids or NGLs, depending upon the relative economic advantage of the alternative raw materials.

As described above, management believes that this raw material flexibility is a key advantage in the production of ethylene and co-products. As a result, heavy liquids requirements for these businesses are sourced globally via a mix of contractual and spot arrangements. Spot market purchases are made in order to maintain raw material flexibility and to take advantage of raw material pricing opportunities. A large portion of the NGLs requirements for these businesses are purchased via contractual arrangements from a variety of sources, but NGLs also are purchased on the spot market. A portion of the heavy liquids requirements for these businesses also are obtained from the refining business. Heavy liquids generally are delivered by ship or barge, and NGLs generally are delivered via pipeline.

Lyondell purchases all of its methanol requirements for the ethylene, co-products and derivatives businesses, except for volumes used in the production of acetyls, through an arrangement with Methanex Corporation (“Methanex”). Lyondell also purchases large amounts of natural gas to be used as energy for consumption in its business via market-based contractual arrangements with a variety of sources.

The primary raw material for the derivatives products is ethylene. Lyondell’s derivatives facilities generally can receive their ethylene directly from Lyondell’s ethylene and co-products facilities via its pipeline system, pipelines owned by unrelated parties or on-site production. Substantially all of the ethylene used in Lyondell’s polyethylene production is produced internally by Lyondell’s ethylene and co-products facilities. However, the polyethylene plants at Chocolate Bayou, La Porte and Bayport, Texas are connected by pipeline to unrelated parties and could receive ethylene via exchanges or purchases. The polypropylene facility at Morris, Illinois receives propylene from Lyondell’s ethylene and co-products facilities, as well as unrelated parties.

In addition to ethylene, acetic acid is a primary raw material for the production of VAM. For VAM produced by Lyondell, Lyondell obtains its entire requirements for acetic acid and ethylene from its internal production. In 2006, Lyondell used a large percentage of its acetic acid production to produce VAM.

The primary raw materials required for the production of acetic acid are carbon monoxide and methanol. Lyondell purchases the carbon monoxide from Linde pursuant to a long-term contract under which pricing is based primarily on cost of production. La Porte Methanol Company, Lyondell’s 85%-owned joint venture, supplies all of the methanol requirements for acetyls production. Natural gas is the primary raw material required for the production of methanol and carbon monoxide.

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

Competition and Industry Conditions

Competition in the ethylene, co-products and derivatives businesses is based on price, product quality, product delivery, reliability of supply, product performance and customer service. Industry consolidation has brought North American production capacity under the control of fewer, although larger, competitors.

Profitability is affected not only by supply and demand for ethylene, co-products and derivatives, but also by raw material costs and price competition among producers, which may intensify due to, among other things, the addition of new capacity. In general, demand is a function of economic growth in the United States and elsewhere in the world, which fluctuates. It is not possible to accurately predict the changes in raw material costs, market conditions, capacity utilization and other factors that will affect industry profitability in the future. In 2005, temporary hurricane-related shutdowns greatly impacted supply and demand during the last four months of 2005, and significant U.S. production outages carried over into the first quarter of 2006. During the next five years, forecasts for the worldwide average annual ethylene capacity additions are projected at more than 5%, with more than 80% of these additions in the Middle East and Northeast Asia. The average worldwide demand growth is expected to lag this rate only by approximately 1%. In the U.S., relatively stable ethylene supply combined with sustained demand levels are projected to result in continued high average operating rates through 2008. Capacity share figures for Lyondell’s facilities and those of its competitors, discussed below, are based on completed production facilities and, where appropriate, include the full capacity of joint venture facilities and certain long-term supply arrangements.

Lyondell competes with other large domestic marketers and producers for sales of ethylene and co-products, including Chevron Phillips Chemical Company LP (“ChevronPhillips”), Enterprise Products Partners L.P., Exxon Mobil Corporation (“ExxonMobil”), Huntsman Corporation (“Huntsman”), Ineos and Shell Chemical Company (“Shell”). Lyondell’s ethylene rated capacity at December 31, 2006 was approximately 10.8 billion pounds per year, or approximately 14% of total North American ethylene production capacity. Based on published rated production capacities, Lyondell is the second largest producer of ethylene in North America. North American ethylene rated capacity at December 31, 2006 was approximately 77 billion pounds per year, with approximately 77% of that North American capacity located along the Gulf Coast.

Lyondell competes with other large marketers and producers for sales of derivatives, including Celanese Corporation (“Celanese”), ChevronPhillips, The Dow Chemical Company (“Dow”), Eastman Chemical Company, ExxonMobil, Formosa Plastics Corporation, Huntsman, Ineos, Methanex, NOVA Chemicals Corporation, Saudi Basic Industries Corp. (“SABIC”), TOTAL and Westlake Polymers. Based on published rated industry capacities, Lyondell is the third largest producer of polyethylene in North America. The rated capacity of Lyondell’s polyethylene units as of December 31, 2006 was approximately 5.8 billion pounds per year, or approximately 14% of total industry capacity in North America. There are many other North American producers of polyethylene, the most significant of which are ChevronPhillips, Dow and ExxonMobil. Lyondell also is the second largest producer of VAM and acetic acid in North America, the third largest producer of acetic acid worldwide and the fourth largest producer of VAM worldwide, based on 2006 published rated production capacity.

PO AND RELATED PRODUCTS SEGMENT

Overview

PO is the core product of Lyondell’s PO and related products businesses. Lyondell produces its PO through two distinct technologies based on indirect oxidation processes that yield co-products. One process yields TBA as the co-product; the other yields SM as the co-product. The two technologies are mutually exclusive, necessitating that a manufacturing facility be dedicated either to PO/TBA or to PO/SM. MTBE, ETBE and isobutylene are derivatives of TBA. The PO and related products segment also includes TDI and derivatives of PO, including PG, PGE and BDO. PG collectively refers to mono-propylene glycol (“MPG”), PG meeting U.S. pharmacopeia standards (“PGUSP”) and several grades of di-propylene glycol (“DPG”) and tri-propylene glycol (“TPG”).

The following table outlines:

•	the primary products of Lyondell’s PO and related products segment;

•	annual processing capacities as of December 31, 2006; and

•	the primary uses for those products.

See “Item 2. Properties” for the locations where Lyondell produces the primary products of its PO and related products segment.

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

Product	Annual Capacity	Primary Uses

Propylene Oxide (PO)	4.6 billion pounds (a)	PO is a key component of polyols, PG, PGE and BDO.

Derivatives:
Propylene Glycol (PG)	1.2 billion pounds (b)	PG is used to produce unsaturated polyester resins for bathroom fixtures and boat hulls; lower toxicity antifreeze, coolants and aircraft deicers; and cosmetics and cleaners.

Propylene Glycol Ethers (PGE)	433 million pounds	PGE are used as solvents for paints, coatings, cleaners and a variety of electronics applications.

Butanediol (BDO)	395 million pounds	BDO is used in the manufacture of engineering resins, films, personal care products, pharmaceuticals, coatings, solvents and adhesives.

Co-Products:
Styrene Monomer (SM)	5.1 billion pounds (c)	SM is used to produce plastics, such as expandable polystyrene for packaging, foam cups and containers, insulation products and durables and engineering resins.

Product	Annual Capacity	Primary Uses
TBA Derivatives:
Isobutylene	900 million pounds (d)	Isobutylene is used in the manufacture of synthetic rubber as well as fuel and lubricant additives, such as MTBE and ETBE.

Fuel Products:

Methyl Tertiary Butyl Ether (MTBE)/ Ethyl Tertiary Butyl Ether (ETBE)	897 million gallons (58,500 barrels/day) (e)	MTBE is a high octane gasoline blending component. ETBE is an alternative gasoline blending component based on agriculturally produced ethanol.

Toluene Diisocyanate (TDI)	274 million pounds (f)	TDI is combined with polyols to produce flexible foam for automotive seating and home furnishings.

_________

(a)	Includes: 100% of the 385 million pounds of capacity of Nihon Oxirane Co. Ltd. (“Nihon Oxirane”), a joint venture of which Lyondell owns 40%; 1.6 billion pounds of capacity that represents Bayer’s share of PO production from the Channelview PO/SM I plant and the Bayport, Texas PO/TBA plants under the U.S. PO Joint Venture between Lyondell and Bayer; and 100% of the 690 million pounds of capacity of the Maasvlakte PO/SM plant, which is owned by the European PO Joint Venture with Bayer, as to which Lyondell has the right to 50% of the production. Lyondell’s net proportionate interest in PO capacity is 2.4 billion pounds. See “Joint Ventures and Other Agreements.”

(b)	Includes 100% of the approximately 220 million pounds of capacity of Nihon Oxirane, of which Lyondell owns 40%. Lyondell’s net proportionate interest in PG capacity is 1.0 billion pounds. The capacity stated is MPG capacity. Smaller quantities of DPG and TPG are co-produced with MPG. At Lyondell’s facilities in the U.S. and Europe, these DPG and TPG products are purified and marketed.

(c)	Includes: approximately 1.1 billion pounds of SM production from the Channelview PO/SM II plant that is committed to unrelated equity investors under long-term processing agreements; 100% of the 830 million pounds of capacity of Nihon Oxirane, of which Lyondell owns 40%; and 100% of the 1.5 billion pounds of capacity of the Maasvlakte PO/SM plant, which is owned by the European PO Joint Venture with Bayer, as to which Lyondell has the right to 50% of the production. Lyondell’s net proportionate interest in SM capacity is 2.8 billion pounds. See “Joint Ventures and Other Agreements.”

(d)	Represents total high-purity isobutylene capacity.

(e)	Represents total MTBE capacity. Lyondell also produces ETBE in Europe and has the ability to produce ETBE at its Channelview, Texas plant as an alternative to MTBE production.

(f)	Represents the average annual TDI capacity at Lyondell’s plant in Pont de Claix, France, which is operated by Rhodia Intermédiaires (“Rhodia”). See “Joint Ventures and Other Agreements.”

Marketing and Sales

In North America, Lyondell produces PO, TBA, isobutylene, PG and PGE at its Bayport (Pasadena), Texas plants and PO, SM, MTBE and BDO at its Channelview, Texas plants. Lyondell also has the ability to produce ETBE at its Channelview, Texas plant as an alternative to MTBE production. The Bayport PO/TBA plants and the Channelview PO/SM I plant are owned by the U.S. PO manufacturing joint venture (the “U.S. PO Joint Venture”) between Lyondell and Bayer. The Channelview PO/SM II plant is owned by Lyondell together with unrelated equity investors. In Europe, Lyondell produces PO, TBA, MTBE, ETBE, isobutylene, PG, PGE and BDO at plants at Botlek (near Rotterdam), The Netherlands. Lyondell also produces PO and SM at a plant located at Maasvlakte (near Rotterdam), The Netherlands, which is operated by Lyondell and is owned by a joint venture with Bayer in which Lyondell has a 50% interest. Lyondell produces PO, TBA, PG, MTBE and ETBE at a plant in Fos-sur-Mer, France. In addition, Rhodia operates a TDI facility located in Pont de Claix, France on behalf of Lyondell. In the Asia Pacific region, Lyondell has a 40% interest in Nihon Oxirane, a joint venture that operates a PO/SM plant and a PG plant in Chiba, Japan. See “Joint Ventures and Other Agreements.”

Lyondell estimates, based in part on published data, that worldwide demand for PO was approximately 14.3 billion pounds in 2006. More than 85% of that volume was consumed in the manufacture of three families of PO derivative products: polyols, glycols and glycol ethers. The remainder was consumed in the manufacture of performance products, including BDO and its derivatives.

Lyondell produces and delivers its PO and related products through sales agreements, processing agreements and spot sales as well as product exchanges. Lyondell has a number of multi-year PO processing (or tolling) and sales agreements in an effort to mitigate the adverse impact of competitive factors and economic business cycles on demand for its PO. In addition, Bayer’s ownership interest in the U.S. PO Joint Venture represents ownership of an in-kind portion of the PO production of the U.S. PO Joint Venture. Bayer also has the right to 50% of the production of the Maasvlakte PO/SM plant. See “Joint Ventures and Other Agreements.” PO sold in the merchant market accounted for less than 10% of Lyondell’s total revenues in 2006 and 2005. PO sold in the merchant market accounted for approximately 12% of Lyondell’s total revenues in 2004. The majority of Lyondell’s PO derivatives are sold through market-based sales contracts under annual or multi-year arrangements.

Production levels at Lyondell’s PO/SM and PO/TBA co-product production facilities primarily are determined by the demand for PO and PO derivatives. The resulting production levels of co-products SM and the TBA derivatives (isobutylene, MTBE and ETBE) thus depend primarily on the demand for PO and PO derivatives and secondarily on the relative market demand for SM, isobutylene, MTBE and ETBE, as well as the operational flexibility of Lyondell’s multiple production facilities in meeting this demand.

Based on published data, worldwide demand for SM in 2006 was approximately 55 billion pounds. SM accounted for less than 10% of Lyondell’s total revenues in 2006 and 2005, and 18% in 2004. Lyondell sells most of its SM production into the North American and European merchant markets and to Asian and South American export markets through long-term sales contracts and processing agreements. See “Joint Ventures and Other Agreements.”

Lyondell purchases SM and MTBE for resale, when necessary, to satisfy customer demand for these co-products above co-product production levels. Volumes of SM and MTBE purchases made for resale can vary significantly from period to period. However, purchased volumes have not historically had a significant impact on profitability.

Lyondell converts most of its TBA to isobutylene. Lyondell generally either reacts the isobutylene with methanol or ethanol to produce fuel products such as MTBE and ETBE, or sells the isobutylene. MTBE, ETBE and isobutylene together accounted for approximately 11% of Lyondell’s total revenues in 2006, 12% in 2005 and 25% in 2004. Lyondell sells its isobutylene, MTBE and ETBE production under market-based sales agreements and in the spot market.

The presence of MTBE in some water supplies in certain U.S. states due to gasoline leaking from underground storage tanks and in surface water from recreational water craft led to public concern about the use of MTBE and resulted in U.S. federal and state governmental initiatives to reduce or ban the use of MTBE. Substantially all refiners and blenders have discontinued the use of MTBE in the U.S. Accordingly, Lyondell is marketing its MTBE produced in the U.S. for use outside of the U.S. Lyondell’s U.S.-based and European-based MTBE plants generally have the flexibility to produce either MTBE or ETBE to accommodate market needs. Lyondell produces ETBE in Europe to address Europe’s growing demand for biofuels. In addition, during the fourth quarter of 2006 Lyondell installed equipment at its Channelview, Texas facility to provide Lyondell with the flexibility to produce an alternative gasoline blending component known as iso-octene (also known as “di-isobutylene” or “DIB”) or either MTBE or ETBE at that facility in the future. The facility began producing iso-octene during the fourth quarter of 2006, but experienced equipment limitations that negatively affected operability and reliability. As a result, the facility has returned to MTBE production while the modifications necessary to ensure reliable iso-octene production are defined. Any decision to return to iso-octene production will depend on the timing and cost of the required modifications, and product decisions will continue to be influenced by regulatory and market developments. See “Item 1A. Risk Factors—Risks Relating to the Businesses—Legislative and other actions have eliminated substantially all U.S. demand for MTBE. Therefore, Lyondell has been selling its U.S.-produced MTBE for use outside of the U.S., and may in the future produce an alternative gasoline blending component, iso-octene, in the U.S., which may be less profitable than MTBE,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Matters” and Note 20 to the Consolidated Financial Statements for additional discussion regarding these U.S. federal and state initiatives and their impact on Lyondell.

Sales of Lyondell’s PO and related products are made by Lyondell marketing and sales personnel and through distributors and independent agents located in the Americas, Europe, the Middle East, Africa and the Asia Pacific region. Lyondell has centralized certain sales and order fulfillment functions in regional customer service centers located in Houston, Texas; Rotterdam, The Netherlands; Hong Kong, China; and Sao Paolo, Brazil. Lyondell also has long-term contracts for distribution and logistics to ensure reliable and efficient supply to its customers. PO, PG and SM are transported by barge, ocean-going vessel, pipeline, tank car and tank truck. MTBE and ETBE are transported by barge, ocean-going vessel and tank truck. Other derivatives products primarily are transported by tank truck and railcar.

In 2006, most of the segment’s revenues were derived from sales to, or processing agreements with, unrelated parties. In 2006, no single PO and related products customer accounted for 10% or more of Lyondell’s total revenues.

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

Lyondell’s PO/SM II plant at the Channelview, Texas complex is owned by Lyondell together with unrelated equity investors. Lyondell retains a majority interest in the PO/SM II plant and is the operator of the plant. A portion of the SM output of the PO/SM II plant is committed to the unrelated equity investors under long-term processing agreements. As of December 31, 2006, Lyondell had 1.1 billion pounds of SM capacity, or 21% of its worldwide capacity, committed to unrelated equity investors under these long-term processing arrangements.

Lyondell has a 40% equity interest in Nihon Oxirane, a joint venture in Japan with Sumitomo Chemical Co., Ltd. (“Sumitomo”). Since 1976, Nihon Oxirane has operated a PO/SM plant in Chiba, Japan. In the first quarter 2005, Nihon Oxirane began production at its new PG plant in Chiba, Japan with an annual PG capacity of 220 million pounds. In addition, a PO plant in Chiba, Japan constructed by Sumitomo, with an annual PO production capacity of 440 million pounds, is expected to be transferred to Nihon Oxirane during 2008. Through Nihon Oxirane, Lyondell also will participate in marketing most of the PO capacity from a new 440 million pound facility under construction in Rabigh, Saudi Arabia by Sumitomo and Saudi Aramco, which is scheduled to start-up in late 2008.

Lyondell recently announced the formation of a joint venture with Sinopec Zhenhai Refining & Chemical Co., Ltd. (“ZRCC”) for the construction of a world-scale PO/SM facility in Ningbo, China, with completion of construction expected in 2009. The new facility will have an annual PO production capacity of 604 million pounds and an annual SM production capacity of 1.3 billion pounds. Lyondell will contribute a license right to its proprietary PO/SM technology in exchange for approximately 20% of the PO profitability from the facility. The parties will jointly market all of the PO manufactured by the new facility.

Lyondell also has a multi-year agreement with Shiny Chemical Co., Ltd. (“Shiny”) whereby Lyondell will market and sell the PGE produced at Shiny’s new PGE plant in Tainan, Taiwan. Start-up of Shiny’s new PGE plant, which is based on Lyondell’s technology, is expected to occur during the second quarter of 2007.

The TDI facility at Pont de Claix, France is designed to have an average annual production capacity of 274 million pounds of TDI, and is operated by Rhodia on behalf of Lyondell pursuant to an operating agreement, which extends through March 31, 2016. The TDI produced at the Pont de Claix facility is marketed principally in Europe, the Middle East and Africa.

Raw Materials

The primary raw materials used by the PO and related products businesses are propylene, butane, ethylene, benzene, methanol and ethanol. The market prices of these raw materials historically have been related to the price of: crude oil and its principal refinery derivatives; natural gas liquids; and natural gas, as well as market conditions for these materials. These materials are received in bulk quantities via pipeline or marine vessels. Generally, the raw materials requirements for these businesses are purchased at market-based prices from numerous suppliers in the United States and Europe with which Lyondell has established contractual relationships, as well as in the spot market.

In the U.S., Lyondell’s PO and related products businesses obtain a large portion of their propylene, benzene and ethylene raw materials from the ethylene, co-products and derivatives businesses. Raw materials for the non-U.S. PO and related products businesses primarily are obtained from unrelated parties. Lyondell consumes a significant portion of its internally-produced PO in the production of PO derivatives.

The PO and related products businesses consume large volumes of isobutane for chemical production. Lyondell has invested in facilities, or entered into processing agreements with unrelated parties, to convert the widely available commodity, normal butane, to isobutane. Lyondell also is a large consumer of oxygen for its PO/TBA plants at Bayport, Texas; Botlek (Rotterdam), The Netherlands; and Fos-sur-Mer, France.

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

The cost of raw materials generally is the largest component of total production cost for the PO and related products businesses. The raw materials for these businesses are, in general, commodity chemicals with numerous bulk suppliers and ready availability at competitive prices. Historically, raw material availability has not been an issue. However, in order to enhance reliability and competitiveness of prices and rates for supplies of raw materials, industrial gas and other utilities, Lyondell has long-term agreements and other arrangements for a substantial portion of its production requirements, including arrangements with Lyondell’s ethylene, co-products and derivatives businesses. For additional discussion regarding the effects of raw material pricing and supply on recent operating performance, see “Item 1A. Risk Factors—Risks Relating to the Businesses—Costs of raw materials and energy, as well as reliability of supply, may result in increased operating expenses and reduced results of operations” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Competition and Industry Conditions

Competition within the PO and related products businesses is significant and is based on a variety of factors, including product quality and price, reliability of supply, technical support, customer service and potential substitute materials. Profitability is affected by the worldwide level of demand along with price competition, which may intensify due to, among other things, new industry capacity. From 2007 to 2010, approximately 2.1 billion pounds of new industry PO capacity, or approximately 13% of 2006 global PO capacity (approximately 2-3% annual average capacity growth), is expected to be added, with more than half of these additions in the Middle East and China. During this period, the average annual world demand growth is expected to be approximately 4-5%. Demand is a function of economic growth in the United States and elsewhere in the world, which fluctuates. It is not possible to predict accurately the changes in raw material costs, market conditions and other factors that will affect industry profitability in the future. Capacity share figures for Lyondell’s PO and related products businesses and its competitors, discussed below, are based on completed production facilities and, where appropriate, include the full capacity of joint venture facilities and certain long-term supply arrangements.

Lyondell’s major worldwide competitors for sales of PO are Dow and Shell. Based on published data regarding PO capacity, Lyondell believes that, including the total capacity of Nihon Oxirane, the U.S. PO Joint Venture and the European PO Joint Venture, Lyondell is the largest producer of PO worldwide, with approximately 29% of the total worldwide capacity for PO.

Lyondell competes with many marketers and producers worldwide for sales of SM, among which are BASF, ChevronPhillips, Dow, NOVA Chemicals Corporation, Shell and TOTAL. Based on published data regarding SM capacity, Lyondell believes that it is one of the largest producers of SM worldwide.

Lyondell competes for sales of isobutylene with producers in the U.S. and Europe. Lyondell believes that it is one of the largest producers of isobutylene worldwide.

Lyondell competes for sales of MTBE and ETBE with independent MTBE producers worldwide and independent ETBE producers in Europe. The most significant MTBE competitor is SABIC, and the most significant ETBE competitors are SABIC, Neste and Oxeno. Based in part on published data regarding capacity, Lyondell believes that it is one of the largest marketers and producers of MTBE and ETBE worldwide. MTBE and ETBE face competition from products such as ethanol and other octane components. See “Item 1A. Risk Factors—Risks Relating to the Businesses—Legislative and other actions have reduced U.S. demand for MTBE. Therefore, Lyondell has been selling its U.S.-produced MTBE for use outside of the U.S., and may in the future produce an alternative gasoline blending component, iso-octene, in the U.S., which may be less profitable than MTBE” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Matters.”

Lyondell manufactures TDI through a long-term processing arrangement with Rhodia at the Pont de Claix, France facility. See “Joint Ventures and Other Agreements” above. Lyondell competes with several marketers and producers for sales of TDI principally in Europe, the Middle East and Africa, including BASF and Bayer.

REFINING SEGMENT

Overview

Lyondell’s refining business is conducted through Houston Refining. Houston Refining became a wholly-owned subsidiary of Lyondell on August 16, 2006, as a result of Lyondell’s acquisition of CITGO’s 41.25% interest in Houston Refining.

Lyondell’s refinery (the “Refinery”), which is located on the Houston Ship Channel in Houston, Texas, has a heavy, high sulfur crude oil processing capacity of approximately 268,000 barrels per day. The Refinery is a full conversion refinery designed to run heavy (16 to 18 degrees API), high sulfur crude oil. This crude oil is more viscous and dense than traditional crude oil and contains higher concentrations of sulfur and heavy metals, making it more difficult to refine into gasoline and other high value fuel products, but has historically been less costly to purchase. Processing heavy, high sulfur crude oil in significant quantities requires a refinery with extensive coking, catalytic cracking, hydrotreating and desulfurization capabilities, i.e., a “complex refinery.” The Refinery’s complexity enables it to operate in full conversion mode, producing a slate of products that consists primarily of high value, clean products. The Refinery’s clean products include gasoline (including blendstocks for oxygenate blending), jet fuel and ultra low sulfur diesel. The Refinery’s products also include heating oil, lube oils (industrial lubricants, white oils and process oils), carbon black oil, refinery-grade propylene, petrochemical feedstocks, sulfur, residual fuel, petroleum coke and aromatics. The aromatics produced are benzene, toluene, orthoxylene and paraxylene.

The following table outlines:

•	the primary products of Lyondell’s refining segment;

•	annual rated capacity (on a calendar day basis) as of December 31, 2006; and

•	the primary uses for those products.

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

Product	Rated Capacity	Primary Uses
Gasoline and components	120,000 barrels per day	Automotive fuel
Diesel (#2 Distillate)	95,000 barrels per day	Fuel for diesel cars and trucks
Jet Fuel	25,000 barrels per day	Aviation fuel
Aromatics:
Benzene (a)	10 million gallons per year	Nylon for clothing and consumer items; polystyrene for insulation, packaging and drink cups
Toluene (a)	46 million gallons per year	Gasoline component and chemical raw material for producing benzene
Paraxylene (a)	266 million pounds per year	Polyester fibers for clothing and fabrics, PET soft drink bottles and films for audio and video tapes
Orthoxylene (a)	226 million pounds per year	Plasticizer in products such as rainwear, shower curtains, toys and auto upholstery and an intermediate in paints and fiberglass
Lube Oils (b)	4,000 barrels per day	Automotive and industrial engine and lube oils, railroad engine additives and white oils for food-grade applications

_________

(a)	Produced by the refining business and marketed by the ethylene, co-products and derivatives businesses.

(b)	Produced by the refining business and sold to affiliates of PDVSA.

Marketing and Sales

The Refinery produces gasoline (including blendstocks for oxygenate blending), ultra low sulfur diesel, jet fuel, aromatics, lube oils, petrochemical feedstocks and other industrial products. These products are sold in large commodity markets. The Refinery evaluates and determines its optimal product output mix, based on spot market prices and conditions.

Houston Refining has only been a consolidated subsidiary of Lyondell since Lyondell’s August 16, 2006 acquisition of CITGO’s interest in Houston Refining. Accordingly, none of the individual products of Lyondell’s refining business accounted for 10% or more of Lyondell’s total revenues in 2006. However, gasoline accounted for approximately 37% of Houston Refining’s total revenues in 2006, 39% in 2005 and 38% in 2004. Diesel accounted for approximately 30% of Houston Refining’s total revenues in 2006 and 2005 and 29% in 2004.

Before Lyondell’s acquisition of CITGO’s interest in Houston Refining, CITGO was required to purchase and Houston Refining was required to sell at market-based prices 100% of the finished gasoline, jet fuel, heating oil, diesel fuel, coke and sulfur produced at the Refinery. CITGO also previously served as the Refinery’s sole agent to market paraxylene and orthoxylene produced by the Refinery. Lyondell now markets and sells all of these products, which means that Lyondell is subject to the normal risks that it faces when selling commodity products. See “Item 1A. Risk Factors—Risks Relating to the Businesses—Lyondell sells commodity products in highly competitive global markets and faces significant price pressures.” Benzene, toluene, paraxylene and orthoxylene produced by the Refinery are marketed by Lyondell’s ethylene, co-products and derivatives businesses. Since Lyondell’s August 2006 acquisition of 100% ownership of Houston Refining, no single refining customer accounted for 10% or more of Lyondell’s 2006 revenues.

The Refinery’s products primarily are sold in bulk on the U.S. Gulf Coast to other refiners, marketers, distributors and wholesalers, at market-related prices. Diesel fuel is produced to meet ultra low sulfur specifications for the on-road transportation market. Most of the Refinery’s products are sold under contracts with a term of one year or less. The Refinery’s products generally are transported to customers via pipelines and terminals owned and operated by other parties. Products also are transported via rail cars, barge and truck. In addition to sales of refined products produced at the Refinery, Lyondell also sells refined products purchased or received on exchange from other parties. The exchange arrangements help optimize refinery supply operations and lower transportation costs. To meet market demands, Lyondell also from time to time purchases refined products manufactured by others for resale to Lyondell’s customers.

Before Lyondell’s acquisition of CITGO’s interest in Houston Refining, CITGO also purchased all of the lube oils produced at the Refinery. In connection with the acquisition, the previous lubricant sales agreement was terminated and Lyondell entered into new agreements with CITGO and another affiliate of PDVSA for them to purchase all of the lube oils produced at the Refinery at market-related prices. The new agreements extend until February 1, 2008. Lube oils are transported from the Refinery to customers by vessel, barge, rail car and truck.

Raw Materials

Before Lyondell’s August 2006 acquisition of CITGO’s interest in Houston Refining, most of the crude oil used as a raw material for the Refinery was purchased under a crude supply agreement with PDVSA Petróleo, S.A. (“PDVSA Oil”), an affiliate of PDVSA, the national oil company of Venezuela. That previous crude supply agreement provided for the purchase and supply of 230,000 barrels per day of heavy, high sulfur crude oil (approximately 86% of the refining capacity at the Refinery), and incorporated deemed-margin, formula-based pricing, which Lyondell believes reduced the volatility of Houston Refining’s earnings and cash flows over the contract life. In connection with Lyondell’s acquisition of CITGO’s interest in Houston Refining, the previous crude supply agreement with PDVSA Oil was replaced with a new crude oil contract. The new contract provides for the purchase and supply of 230,000 barrels per day of heavy, high sulfur crude oil and extends through 2011 and year to year thereafter. The new crude oil contract incorporates market-based pricing, which is determined using a formula reflecting published market indices. The new pricing formula is designed to be consistent with published prices for similar grades of crude oil. Although this new market-based pricing allows Lyondell to realize the currently attractive heavy crude oil refining margins in the market, the market-based pricing in the contract also subjects Lyondell to increased price fluctuations, increased volatility in earnings and cash flows as the market margins expand and contract over time, and exposure to any governmental limitations or taxes that may in the future adversely impact margins.

There also are risks associated with reliance on PDVSA Oil for supplies of crude oil and with enforcing the provisions of contracts with companies such as PDVSA Oil that are non-United States affiliates of a sovereign nation. For example, from time to time in the past, PDVSA Oil has declared itself in a force majeure situation and subsequently reduced deliveries of crude oil purportedly based on announced OPEC production cuts. Any modification, breach or termination of the crude oil contract, or any interruption in this source of crude oil, could adversely affect Lyondell. For additional information regarding these risks, see “Item 1A. Risk Factors—Risks Relating to the Businesses—Changes to the crude oil contract with PDVSA Oil subject Lyondell to increased volatility and price fluctuations, which could adversely affect Lyondell. The crude oil contract also is subject to the risk of enforcing contracts against non-U.S. affiliates of a sovereign nation and political, force majeure and other risks.”

Competition and Industry Conditions

The refining business tends to be volatile as well as cyclical as a result of changing crude oil and refined product prices. Crude oil prices are impacted by worldwide political events, the economics of exploration and production and refined products demand. Prices and demand for refined products are influenced by seasonal and short-term factors such as weather and driving patterns, as well as by longer term issues such as the economy, energy conservation and alternative fuels. Industry refined products supply is dependent on industry operating capabilities and on long-term refining capacity. Growth in demand for refined products without comparable growth in supply has led to tight refined products supply conditions in the U.S.

With a capacity of approximately 268,000 barrels per day, Lyondell believes that the Refinery is one of North America’s largest full conversion (i.e., not producing asphalt or high sulfur heavy fuel) refineries capable of processing significant quantities of heavy, high sulfur crude oil.

Lyondell competes for the purchase of heavy, high sulfur crude oils based on price and quality. Although most of our crude oil supplies are secured under long term contract with PDVSA Oil, supply disruptions could impact the availability and pricing for heavy, high sulfur crudes. Lyondell competes in gasoline and distillate markets as a bulk supplier of fungible products satisfying industry and government specifications. Competition is based on price and location.

Lyondell’s refining competitors are major integrated oil companies, refineries owned or controlled by foreign governments, and independent domestic refiners. Based on published industry data, as of December 31, 2006, there were 131 crude oil refineries in operation in the United States, and total domestic refinery capacity was approximately 17.3 million barrels per day. During 2006, the Refinery processed an average of approximately 269,000 barrels per day of crude oil or approximately 1.6% of all U.S. crude capacity.

INORGANIC CHEMICALS SEGMENT

Overview

Lyondell’s inorganic chemicals businesses are conducted through Millennium, which has been a wholly-owned subsidiary since Lyondell’s November 30, 2004 acquisition of Millennium. On February 26, 2007, Lyondell and Cristal announced that they have signed an agreement for a proposed sale of Lyondell’s worldwide inorganic chemicals business to Cristal for $1.05 billion, in cash, plus the assumption of specified liabilities. Closing is anticipated to occur in the first half of 2007. The transaction would allow Lyondell to accelerate debt repayment and focus its resources on capturing the synergies between Lyondell’s refinery and chemicals businesses to achieve the greatest value for its shareholders.

TiO2 is the primary product of the inorganic chemicals business, which accounted for less than 10% of Lyondell’s total revenues in 2006 and 2005. The year 2005 was the first full year that Millennium was a consolidated subsidiary of Lyondell. TiO2 accounted for approximately 71% of Millennium’s total revenues in 2004. TiO2 is a white pigment used for imparting whiteness, brightness, opacity and durability in a wide range of products, including paint and coatings, plastics, paper and elastomers.

As of December 31, 2006, the annual TiO2 production capacity of Lyondell’s inorganic chemicals business, using the chloride process and the sulfate process discussed below, was approximately 670,000 metric tons. Unless otherwise specified, annual processing capacities were calculated by estimating the average number of days in a typical year that a production unit of a plant is expected to operate, after allowing downtime for regular maintenance, and multiplying that number by an amount equal to the unit’s optimal daily output. Because the processing capacity of a production unit is an estimated amount, actual production volumes may be more or less than capacities set forth below.

TiO2 Production Process	Annual Capacity	Percentage of Capacity
Chloride Process	515,000 metric tons	77%
Sulfate Process	155,000 metric tons	23%

Total	670,000 metric tons	100%

TiO2 is produced in two crystalline forms: rutile and anatase. Rutile TiO2 is primarily used in paint and coatings, ink and plastics. Anatase TiO2 is primarily used in paper, ceramics, rubber and man-made fibers.

TiO2 is manufactured using two different technologies. The newer chloride process is a high-temperature process in which chlorine is used to produce an intermediate TiO2 rutile crystal pigment, with greater purity and better control over the size distribution of the pigment particles than the alternative sulfate process permits. In general, the chloride process is also less intensive than the sulfate process in terms of labor and energy. Because much of the chlorine can be recycled, the chloride process produces less waste than the sulfate process.

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

Lyondell also owns a mineral sands mine located at Mataraca, Paraiba, Brazil, which supplies the Brazilian plant with most of its titanium ores. As of December 31, 2006, the mine had approximately 1.4 million metric tons of recoverable ilmenite reserves, approximately 233,000 metric tons of zircon reserves and approximately 21,000 metric tons of natural rutile reserves. The mine produced approximately 111,000 metric tons of ilmenite, a titanium-bearing ore, in 2006. Approximately 99,000 metric tons of ilmenite produced at the mine were processed by the Salvador TiO2 plant in 2006, while approximately 22,000 metric tons were sold to the plant in Le Havre, France and approximately 1,000 metric tons were sold to unrelated parties. The mine also produced approximately 21,000 metric tons of zircon and approximately 2,000 metric tons of natural rutile titanium ore, all of which were sold to unrelated parties.

Lyondell’s inorganic chemicals business also produces a number of specialty and performance products, some of which are manufactured at dedicated facilities and others of which are manufactured at facilities that also produce TiO2 products. These products include titanium tetrachloride (“TiCl4”), titanyl sulfate (“TiOSO4”), ultra-fine TiO2 and other inorganic chemicals.

Marketing and Sales

Of the TiO2 sold by Lyondell’s inorganic chemicals business in 2006, approximately 65% was sold to customers in the paint and coatings industry, approximately 24% to customers in the plastics industry, approximately 10% to customers in the paper industry, and approximately 1% to other customers. The inorganic chemicals business experiences some seasonality in its TiO2 sales because, in general, its customers’ production of paint and coatings are greatest in the spring and summer months. Lyondell’s TiO2 generally is sold at prices determined by market-based negotiation under annual and multi-year contracts. TiO2 is sold either directly to customers or, to a lesser extent, through agents or distributors, and is distributed by rail, truck and ocean carrier in either dry or slurry form.

No single inorganic chemicals customer accounted for 10% or more of Lyondell’s total revenues in 2006.

Raw Materials

Naturally occurring titanium-bearing ores such as ilmenite and natural rutile occur as sand or hard rock deposits in various parts of the world and are used as raw materials in the TiO2 extraction process. Mining companies are increasingly treating ilmenite to extract iron and other minerals to produce slag or synthetic rutile with higher TiO2 concentrations, resulting in lower amounts of wastes and by-products during processing by TiO2 pigment plants. Generally, titanium-bearing ores are shipped by using bulk carriers from terminals in the country of origin to TiO2 production plants, usually located near port facilities. Lyondell’s TiO2 business obtains ores from a number of suppliers in South Africa, Australia, Canada, Brazil and Norway, generally pursuant to multi-year supply contracts. Rio Tinto Iron & Titanium Inc. (through its affiliates Richards Bay Iron & Titanium (Proprietary) Limited and QIT-Fer et Titane Inc.) and Iluka Resources Limited are the world’s largest producers of titanium ores and they accounted for approximately 65% of the titanium ores purchased for Lyondell’s inorganic chemicals business in 2006.

Other major raw materials and supplies used in the production of TiO2 are coke, chlorine, caustic soda, aluminum, sodium silicate, sodium aluminate, sulfuric acid, oxygen, nitrogen and natural gas. The number of sources for and availability of these materials is specific to the particular geographic region in which a facility is located. There are certain risks related to the acquisition of raw materials from less-developed or developing countries. See “Item 1A. Risk Factors—Risks Relating to the Businesses—Lyondell’s international operations are subject to exchange rate fluctuations, exchange controls, political risks and other risks relating to non-U.S. operations.”

A number of the raw materials used by Lyondell’s inorganic chemicals business are provided by only a few vendors and, accordingly, if one significant supplier or a number of significant suppliers were unable to meet their obligations under present supply arrangements, the inorganic chemicals business could suffer reduced supplies and/or be forced to incur increased costs for these raw materials. For example, for the Australian plant, chlorine and caustic soda are obtained exclusively from one supplier under a long-term supply agreement. See “Item 1A. Risk Factors—Risks Relating to the Businesses—Costs of raw materials and energy, as well as reliability of supply, may result in increased operating expenses and reduced results of operations.” However, at the present time, chloride- and sulfate-process raw materials are available in sufficient quantities.

Competition and Industry Conditions

The bases for competition in the inorganic chemicals businesses are price, product quality, product performance, product delivery, customer service and reliability of supply. The major competitors for sales of TiO2 are DuPont, Huntsman Tioxide (“Huntsman Tioxide,” a business unit of Huntsman Corporation), Kronos Worldwide, Inc. (“Kronos”) and Tronox Incorporated (“Tronox,” formerly a business unit of Kerr-McGee Corporation). Lyondell estimates that collectively, as of December 31, 2006, DuPont, Lyondell, Huntsman Tioxide, Kronos and Tronox accounted for approximately 64% of the world’s TiO2 production capacity. Lyondell is the second largest producer of TiO2 in the world, based on published rated capacity.

In certain applications, TiO2 competes with other whitening agents that are generally less effective but less expensive. These alternate products include kaolin clays, calcium carbonate pigments and synthetic polymers materials.

Sulfate-process plants can be less competitive than chloride-process plants, unless the sulfate-process plants (1) use lower cost raw materials and cost-effectively dispose of the waste, (2) have low labor costs, or (3) have higher selling prices through either tariff protection or specialty market position for some portion of the plant’s output. When the TiO2 industry is oversupplied, customers prefer the newer chloride-process products and, thus, sulfate-process plants would operate at lower utilization rates than chloride-process plants.

Generally, new plant capacity additions in the TiO2 industry are slow to develop because of the substantial capital expenditure required and the significant lead time (three to five years typically for a new plant) needed for planning, obtaining environmental approvals and permits, construction of manufacturing facilities and arranging for raw material supplies. DuPont has announced plans to construct a 200,000 ton per year TiO2 plant in Dongying, China with planned completion in 2010. Debottlenecking and other capacity expansions at existing plants require substantially less time and capital and can also increase overall industry capacity. For example, Huntsman Tioxide has announced plans to expand its TiO2 facility in Greatham, U.K. by 50,000 tons.

OTHER

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

ENVIRONMENTAL CAPITAL EXPENDITURES

Lyondell (together with the industries in which it operates) is subject to extensive national, state and local environmental laws and regulations concerning, and is required to have permits and licenses regulating, emissions to the air, discharges onto land or waters and the generation, handling, storage, transportation, treatment and disposal of waste materials. In some cases, compliance with environmental, health and safety laws and regulations can only be achieved by capital expenditures. In the years ended December 31, 2006, 2005 and 2004, Lyondell (including Equistar and Millennium for 2006, 2005 and December 2004, and including Houston Refining from August 16, 2006 through December 31, 2006) spent approximately $130 million, $88 million and $30 million, respectively, for environmentally related capital expenditures at existing facilities. Capital expenditures during 2005 and 2006 included significant expenditures for projects related to air emission reduction, wastewater management and low sulfur fuel regulations. Lyondell currently estimates that environmentally related capital expenditures at its facilities (including Equistar, Houston Refining and Millennium facilities) will be approximately $95 million for 2007 and $60 million for 2008. The decreasing levels of estimated environmentally related capital expenditures for 2007 and 2008 reflect the completion or near completion of the projects related to air emission reduction, wastewater management and low sulfur fuel regulations. For additional information regarding environmentally related capital expenditures, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters.”

RESEARCH AND TECHNOLOGY; INTELLECTUAL PROPERTY

Lyondell conducts research and development principally at technology centers in Baltimore, Maryland; Cincinnati, Ohio; and Newtown Square, Pennsylvania.

Lyondell maintains an extensive patent portfolio and continues to file new patent applications in the United States and other countries. As of December 31, 2006, Lyondell owned approximately 580 United States patents and approximately 1,320 worldwide patents. Lyondell owns trademarks and trademark registrations in the United States and in other countries, including the “Lyondell,” “Equistar,” “Millennium” and “Houston Refining” trade names. While Lyondell believes that its intellectual property provides competitive advantages, Lyondell does not regard its businesses as being materially dependent upon any single patent, trademark or license.

The research and development expenditures for Lyondell (including 2006, 2005 and December 2004 expenditures for Equistar and Millennium and including expenditures for Houston Refining from August 16, 2006 through December 31, 2006) were $94 million in 2006, $91 million in 2005 and $41 million in 2004.

EMPLOYEE RELATIONS

At December 31, 2006, Lyondell had approximately 10,905 full-time and part-time employees (including approximately 3,260 employees at Equistar, approximately 960 employees at Houston Refining and approximately 3,240 employees at Millennium). Of these employees, approximately 7,585 were located in the United States, approximately 2,170 were located in Europe, approximately 680 were located in Latin America, approximately 355 were located in Australia and approximately 115 were located in Asia. As of December 31, 2006, approximately 17% of the employees located in the U.S., approximately 52% of the employees located in Europe and substantially all of the employees located in Latin America were represented by labor unions. Of the employees located in the U.S. that are represented by labor unions, approximately 43% are covered by a collective bargaining agreement between Houston Refining and the United Steelworkers Union, which expires in January 2009. In addition to its own employees, Lyondell uses the services of independent contractors in the routine conduct of its businesses. Lyondell believes its relations with its employees are good.

Item 1A. Risk Factors

There are many factors that may affect Lyondell’s businesses and results of operations. For additional discussion regarding factors that may affect Lyondell’s businesses and operating results, see “Item 1. Business,” “Item 3. Legal Proceedings,” “Forward-Looking Statements,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A. Disclosure of Market Risk.” If one or more of these risks actually occur, Lyondell’s business, financial position or results of operations could be materially and adversely affected.

Risks Relating to the Businesses

Costs of raw materials and energy, as well as reliability of supply, may result in increased operating expenses and reduced results of operations.

Lyondell purchases large amounts of raw materials and energy for its businesses. The cost of these raw materials and energy, in the aggregate, represents a substantial portion of its operating expenses. The costs of raw materials and energy used for most of its products generally follow price trends of, and vary with the market conditions for, crude oil and natural gas, which may be highly volatile and cyclical. Raw material and energy costs remain at high levels. There have been in the past, and will likely be in the future, periods of time when Lyondell is unable to pass raw material and energy cost increases on to customers quickly enough to avoid adverse impacts on its results of operations. Customer consolidation also has made it more difficult to pass along cost increases to customers. Lyondell’s results of operations have been, and could be in the future, significantly affected by increases and volatility in these costs. Cost increases also may increase working capital needs, which could reduce Lyondell’s liquidity and cash flow. In addition, when raw material and energy costs increase rapidly and are passed along to customers as product price increases, the credit risks associated with certain customers can be compounded. To the extent Lyondell increases its product sales prices to reflect rising raw material and energy costs, demand for products may decrease as customers reduce their consumption or use substitute products, which may have an adverse impact on Lyondell’s results of operations. See “Lyondell sells commodity products in highly competitive global markets and faces significant price pressures” below.

In addition, higher North American and European natural gas prices relative to natural gas cost-advantaged regions, such as the Middle East, have diminished the ability of many chemical producers to compete internationally since natural gas prices affect a significant portion of the industry’s raw materials and energy sources. This environment has in the past caused, and may in the future cause, a reduction in Lyondell’s exports from North America and Europe, and has in the past reduced, and may in the future reduce, the competitiveness of U.S. and European producers. It also has in the past increased the competition for sales of chemicals within North America and Europe, as production that would otherwise have been sold in other geographic regions was instead offered for sale in these regions, resulting in excess supply and lower margins in North America and Europe, and may do so in the future.

Furthermore, across Lyondell, there are a limited number of suppliers for some of its raw materials and utilities and, in some cases, the number of sources for and availability of raw materials is specific to the particular geographic region in which a facility is located. In addition, for some Lyondell products, the facilities and/or distribution channels of raw material suppliers and Lyondell form an integrated system. This is especially true in the U.S. Gulf Coast where the infrastructure of the chemical and refining industries is tightly integrated such that a major disruption of supply of a given commodity can negatively affect numerous participants, including suppliers of other raw materials. If one or more of Lyondell’s significant suppliers were unable to meet its obligations under present supply arrangements or supplies are otherwise disrupted, Lyondell’s businesses could suffer reduced supplies or be forced to incur increased costs for their raw materials, which would have a direct negative impact on plant operations. For example, Hurricanes Katrina and Rita negatively affected crude oil and natural gas supplies, as well as supplies of some of Lyondell’s other raw materials, contributing to increases in raw material prices during the second half of 2005 and, in some cases, disrupting production. In addition, hurricane-related disruption of rail and pipeline traffic in the U.S. Gulf Coast area negatively affected shipments of raw materials and product.

The cyclicality and volatility of the chemical and refining industries may cause significant fluctuations in Lyondell’s operating results.

Lyondell’s operating results are subject to the cyclical and volatile nature of the supply-demand balance in both the chemical and refining industries, and Lyondell’s future operating results are expected to continue to be affected by this cyclicality and volatility. These industries historically have experienced alternating periods of capacity shortages leading to tight supply, causing prices and profit margins to increase, followed by periods when substantial capacity is added, resulting in oversupply, declining capacity utilization rates and declining prices and profit margins. The volatility these industries experience occurs as a result of changes in the supply and demand for products, changes in energy prices and changes in various other economic conditions around the world. The cyclicality and volatility of these industries results in significant fluctuations in profits and cash flow from period to period and over the business cycles.

The chemical industry has experienced tight supply in many product areas and increased demand as the global economy has improved over the past several years. As a result, profitability in the industry increased, even in a world of volatile raw material and energy costs. However, the sustainability of these positive business conditions remains subject to uncertainty. The global economic and political environment continues to be uncertain, and a recession or other negative changes could result in a decline in demand and place pressure on Lyondell’s results of operations. In addition, new capacity additions by some participants in the industry, especially those in the Middle East and Asia that began in 2006 and are expected to continue through the latter part of the decade, could lead to another period of oversupply and poor profitability.

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

External factors beyond Lyondell’s control can cause fluctuations in demand for Lyondell’s products and in its prices and margins, which may result in lower operating results.

External factors beyond Lyondell’s control can cause volatility in the price of raw materials and other operating costs, as well as significant fluctuations in demand for Lyondell’s products and can magnify the impact of economic cycles on its businesses. Examples of external factors include:

•	supply of and demand for crude oil and other raw materials;

•	changes in customer buying patterns and demand for Lyondell’s products;

•	general economic conditions;

•	domestic and international events and circumstances;

•	competitor actions;

•	governmental regulation in the U.S. and abroad; and

•	severe weather and natural disasters.

Lyondell believes that events in the Middle East have had an impact on its businesses in recent years and may continue to do so. In addition, a number of Lyondell’s products are highly dependent on durable goods markets, such as the housing and automotive markets, which also are cyclical and impacted by many of the external factors referenced above. For example, the U.S. housing market began experiencing a slowdown during the second half of

2006, which adversely impacted demand for and profitability of Lyondell’s inorganic chemicals business. Many of Lyondell’s products are components of other chemical products that, in turn, are subject to the supply-demand balance of both the chemical and refining industries and general economic conditions. The global economy has remained strong, with relatively stable demand for Lyondell’s products resulting in improved operating results compared to previous years as operations have remained at high capacity for the majority of Lyondell’s products. This has occurred even as the volatility and elevated level of prices for crude oil and natural gas have resulted in increased raw material costs. However, the impact of the factors cited above and others may once again cause a slowdown in the business cycle, reducing demand and lowering operating rates and, ultimately, reducing profitability.

Lyondell sells commodity products in highly competitive global markets and faces significant price pressures.

Lyondell sells its products in highly competitive global markets. Due to the commodity nature of many of its products, competition in these markets is based primarily on price and to a lesser extent on product performance, product quality, product deliverability, reliability of supply and customer service. As a result, Lyondell generally is not able to protect its market position for these products by product differentiation and may not be able to pass on cost increases to its customers.

In addition, Lyondell faces increased competition from companies that may have different cost structures or strategic goals than Lyondell, such as privately-held companies, large integrated oil companies (many of which also have chemical businesses), government-owned businesses, and companies that receive subsidies or other government incentives to produce certain products in a specified geographic region. Increased competition from these companies, especially in Lyondell’s ethylene and refining businesses, could limit Lyondell’s ability to increase product sales prices in response to raw material and other cost increases, or could cause Lyondell to reduce product sales prices to compete effectively, which could reduce Lyondell’s profitability.

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

Lyondell has substantial international operations, which are subject to the risks of doing business abroad, including fluctuations in currency exchange rates, transportation delays and interruptions, political and economic instability and disruptions, restrictions on the transfer of funds, the imposition of duties and tariffs, import and export controls, changes in governmental policies, labor unrest and current and changing regulatory environments. These events could reduce the demand for Lyondell’s products internationally, decrease the prices at which it can sell its products internationally or disrupt production or other operations internationally, which could reduce its operating results. In addition, Lyondell obtains a substantial portion of its principal raw materials from sources outside the U.S., which are subject to these same risks. Although Lyondell has compliance programs and processes intended to ensure compliance with applicable customs, currency exchange control regulations, transfer pricing regulations or any other laws or regulations to which it may be subject, Lyondell is subject to the risk that its compliance could be challenged. Furthermore, these laws may be modified, the result of which may be to prevent or limit non-U.S. subsidiaries from transferring cash to Lyondell. For geographic data, see Note 25 to the Consolidated Financial Statements.

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

Changes to the crude oil contract with PDVSA Oil subject Lyondell to increased volatility and price fluctuations, which could adversely affect Lyondell. The crude oil contract also is subject to the risk of enforcing contracts against non-U.S. affiliates of a sovereign nation and political, force majeure and other risks.

Before August 2006, Houston Refining, which operates a refinery in Houston, Texas, was a joint venture owned by subsidiaries of Lyondell and CITGO. On August 16, 2006, Lyondell acquired all of CITGO’s interests in Houston Refining, effective as of July 31, 2006 and, as a result of the acquisition, Lyondell owns 100% of Houston Refining. Before the acquisition, most of the crude oil used by Houston Refining as a raw material for its refinery was purchased under a crude supply agreement with PDVSA Oil (an affiliate of the national oil company of Venezuela) that incorporated a deemed-margin, formula-based pricing, which Lyondell believes reduced the volatility of Houston Refining’s earnings and cash flows over the contract life. In connection with Lyondell’s acquisition of CITGO’s interests in Houston Refining, the crude supply agreement with PDVSA Oil was replaced with a new crude oil contract that incorporates market-based pricing, which is determined using a formula reflecting published market indices. The new pricing formula is designed to be consistent with published prices for similar grades of crude oil. Although this new market-based pricing allows Lyondell to realize the currently attractive heavy crude oil refining margins in the market, the market-based pricing in the contract also subjects Lyondell to increased price fluctuations, increased volatility in earnings and cash flows as the market margins expand and contract over time, and exposure to any governmental limitations or taxes that may in the future adversely impact margins.

There also are risks associated with reliance on PDVSA Oil for supplies of crude oil and with enforcing the provisions of contracts with companies such as PDVSA Oil that are non-United States affiliates of a sovereign nation. For example, from time to time in the past, PDVSA Oil has declared itself in a force majeure situation and subsequently reduced deliveries of crude oil purportedly based on announced OPEC production cuts. All of the crude oil supplied by PDVSA Oil under the crude oil contract is produced in Venezuela, and it is impossible to predict how governmental policies may change under the current or any subsequent Venezuelan government. In addition, there are risks associated with enforcing judgments of United States courts against entities whose assets are located outside of the United States and whose management does not reside in the United States. Any modification, breach or termination of the crude oil contract, or any interruption in this source of crude oil, could adversely affect Lyondell, as alternative crude oil supplies with similar margins may not always be available for purchase.

Lyondell’s operations and assets are subject to extensive environmental, health and safety and other laws and regulations, which could result in material costs or liabilities.

Lyondell cannot predict with certainty the extent of future liabilities and costs under environmental, health and safety and other laws and regulations and whether liabilities and costs will be material. Lyondell also may face liability for alleged personal injury or property damage due to exposure to chemicals or other hazardous substances at its facilities or chemicals that it manufactures, handles or owns. In addition, because Lyondell’s chemical products are components of a variety of other end-use products, Lyondell, along with other members of the chemical industry, is inherently subject to potential claims related to those end-use products. Although claims of the types described above have not historically had a material impact on Lyondell’s operations, a substantial increase in the success of these types of claims could result in the expenditure of a significant amount of cash by Lyondell to pay claims, and could reduce its operating results.

Lyondell (together with the industries in which it operates) is subject to extensive national, state and local environmental laws and regulations concerning, and is required to have permits and licenses regulating, emissions to the air, discharges onto land or waters and the generation, handling, storage, transportation, treatment and disposal of waste materials. Many of these laws and regulations provide for substantial fines and potential criminal sanctions for violations. Some of these laws and regulations are subject to varying and conflicting interpretations. In addition, some of these laws and regulations require Lyondell to meet specific financial responsibility requirements. Lyondell cannot accurately predict future developments, such as increasingly strict environmental laws, and inspection and enforcement policies, as well as higher compliance costs, which might affect the handling, manufacture, use, emission or disposal of products, other materials or hazardous and non-hazardous waste. Some risk of environmental costs and liabilities is inherent in Lyondell’s operations and products, as it is with other companies engaged in similar businesses, and there is no assurance that material costs and liabilities will not be incurred. In general, however, with respect to the costs and risks described above, Lyondell does not expect that it will be affected differently than the rest of the chemical and refining industries where its facilities are located.

Environmental laws may have a significant effect on the nature and scope of cleanup of contamination at current and former operating facilities, the costs of transportation and storage of raw materials and finished products and the costs of the storage and disposal of wastewater. Also, U.S. “Superfund” statutes may impose joint and several liability for the costs of remedial investigations and actions on the entities that generated waste, arranged for disposal of the wastes, transported to or selected the disposal sites and the past and present owners and operators of such sites. All such responsible parties (or any one of them, including Lyondell) may be required to bear all of such costs regardless of fault, the legality of the original disposal or ownership of the disposal site. In addition, similar environmental laws and regulations that have been or may be enacted in countries outside of the U.S. may impose similar liabilities and costs upon Lyondell.

Lyondell has on-site solid-waste management units at several facilities. It is anticipated that corrective measures will be necessary to comply with federal and state requirements with respect to these facilities. Lyondell also has liabilities under the Resource Conservation and Recovery Act and various state and non-U.S. government regulations related to several current and former plant sites. Lyondell also is responsible for a portion of the remediation of certain off-site waste disposal facilities. Lyondell is contributing funds to the cleanup of several waste sites throughout the U.S. under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and the Superfund Amendments and Reauthorization Act of 1986, including the Kalamazoo River Superfund Site discussed below. Lyondell also has been named as a potentially responsible party at several other sites. Lyondell’s policy is to accrue remediation expenses when it is probable that such efforts will be required and the related expenses can be reasonably estimated. Estimated costs for future environmental compliance and remediation are necessarily imprecise due to such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites and the allocation of costs among the potentially responsible parties under applicable statutes. For further discussion regarding Lyondell’s environmental matters and related accruals (including those discussed in this risk factor), and environmentally-related capital expenditures, see also “Item 1. Business—Environmental Capital Expenditures,” “Item 3. Legal Proceedings—Environmental Matters,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters” and Note 20 to the Consolidated Financial Statements. If actual expenditures exceed the amounts accrued, that could have an adverse effect on Lyondell’s results of operations and financial position.

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

As of December 31, 2006, the probable future remediation spending associated with the river cannot be determined with certainty. Although the KRSG study identified a broad range of remedial options, not all of those options would represent reasonably possible outcomes. Management does not believe that it can identify a single remedy among those options that would represent the highest-cost reasonably possible outcome. However, in 2004, Lyondell recognized a liability representing Millennium’s interim allocation of 55% of the $73 million total of estimated cost of bank stabilization, recommended as the preferred remedy in 2000 by the KRSG study, and of certain other costs. At December 31, 2006, the balance of this liability was $58 million.

In addition, in 2004, Lyondell recognized a liability primarily related to Millennium’s estimated share of remediation costs for two former paper mill sites and associated landfills, which are also part of the Kalamazoo River Superfund Site. At December 31, 2006, the balance of the liability was $48 million. Although no final agreement has been reached as to the ultimate remedy for these locations, Millennium has begun remediation activity related to these sites.

Millennium’s ultimate liability for the Kalamazoo River Superfund Site will depend on many factors that have not yet been determined, including the ultimate remedy selected, the determination of natural resource damages, the number and financial viability of the other PRPs, and the determination of the final allocation among the PRPs. Millennium’s ultimate liability for the Kalamazoo River Superfund Site will not be affected by the proposed sale of the inorganic chemicals business, which is anticipated to close in the first half of 2007.

Other regulatory requirements—In addition to the matters described above, Lyondell is subject to other material regulatory requirements that could result in higher operating costs, such as regulatory requirements relating to the security of chemical and refining facilities, and the transportation, exportation or registration of products. Although Lyondell has compliance programs and other processes intended to ensure compliance with all such regulations, Lyondell is subject to the risk that its compliance with such regulations could be challenged. Non-compliance with certain of these regulations could result in the incurrence of additional costs, penalties or assessments that could be significant.

Legislative and other actions have eliminated substantially all U.S. demand for MTBE. Therefore, Lyondell has been selling its U.S.-produced MTBE for use outside of the U.S., and may in the future produce an alternative gasoline blending component, iso-octene, in the U.S., which may be less profitable than MTBE.

The presence of MTBE in some water supplies in certain U.S. states due to gasoline leaking from underground storage tanks and in surface water from recreational water craft led to public concern about the use of MTBE and resulted in U.S. federal and state governmental initiatives to reduce or ban the use of MTBE. Substantially all refiners and blenders have discontinued the use of MTBE in the U.S.

Accordingly, Lyondell is marketing its U.S.-produced MTBE for use outside of the U.S. However, there are higher distribution costs and import duties associated with exporting MTBE outside of the U.S., and the increased supply of MTBE may reduce profitability of MTBE in these export markets. Lyondell’s U.S.-based and European-based MTBE plants generally have the flexibility to produce either MTBE or ETBE to accommodate market needs. Lyondell produces and sells ETBE in Europe to address Europe’s growing demand for biofuels. In addition, during the fourth quarter of 2006 Lyondell installed equipment at its Channelview, Texas facility to provide Lyondell with the flexibility to produce an alternative gasoline blending component known as iso-octene (also known as “di-isobutylene” or “DIB”) or either MTBE or ETBE at that facility in the future. The facility began producing iso-octene during the fourth quarter of 2006, but experienced equipment limitations that negatively affected operability and reliability. As a result, the facility has returned to MTBE production while the modifications necessary to ensure reliable iso-octene production are defined. Any decision to return to iso-octene production will depend on the timing and cost of the required modifications, and product decisions will continue to be influenced by regulatory and market developments. The profit contribution related to iso-octene may be lower than that historically realized on MTBE. In addition, iso-octene is a new product without an established history.

Proceedings related to the alleged exposure to lead-based paints and lead pigments could require Millennium to spend material amounts in litigation and settlement costs and judgments.

Together with alleged past manufacturers of lead-based paint and lead pigments for use in paint, Millennium has been named as a defendant in various legal proceedings alleging personal injury, property damage, and remediation costs allegedly associated with the use of these products. The plaintiffs include individuals and governmental entities, and seek recovery under a variety of theories, including negligence, failure to warn, breach of warranty, conspiracy, market share liability, fraud, misrepresentation and nuisance. The majority of these legal proceedings assert unspecified monetary damages in excess of the statutory minimum and, in certain cases, equitable relief such as abatement of lead-based paint in buildings. These legal proceedings are in various trial stages and post-dismissal settings, some of which are on appeal. One legal proceeding relating to lead pigment or paint was tried in 2002. On October 29, 2002, the judge in that case declared a mistrial after the jury declared itself deadlocked. The sole issue before the jury was whether lead pigment in paint in and on Rhode Island buildings constituted a “public nuisance.” The re-trial of this case began on November 1, 2005. On February 22, 2006, a jury returned a verdict in favor of the State of Rhode Island finding that the cumulative presence of lead pigments in paints and coatings on buildings in the state constitutes a public nuisance; that a Millennium subsidiary, Millennium Holdings, LLC, and other defendants either caused or substantially contributed to the creation of the public nuisance; and that those defendants, including the Millennium subsidiary, should be ordered to abate the public nuisance. On February 28, 2006, the judge held that the state could not proceed with its claim for punitive damages. As a result, the jury was discharged. The court has not entered a final judgment on the jury’s verdict; however, on February 26, 2007, the court issued its decision denying the post-verdict motions of the defendants, including Millennium, for a mistrial or a new trial. The court concluded that it would enter an order of abatement and appoint a special master to assist the court in determining the scope of the abatement remedy.

While Lyondell believes that Millennium has valid defenses to all the lead-based paint and lead pigment proceedings and is vigorously defending them, litigation is inherently subject to many uncertainties. Additional lead-based paint and lead pigment litigation may be filed against Millennium in the future asserting similar or different legal theories and seeking similar or different types of damages and relief, and any adverse court rulings or determinations of liability, among other factors, could affect this litigation by encouraging an increase in the number of future claims and proceedings. In addition, from time to time, legislation and administrative regulations have been enacted or proposed to impose obligations on present and former manufacturers of lead-based paint and lead pigment respecting asserted health concerns associated with such products or to overturn successful court decisions. Lyondell is unable to predict the outcome of lead-based paint and lead pigment litigation, the number or nature of possible future claims and proceedings, and the effect that any legislation and/or administrative regulations may have on Millennium and, therefore, Lyondell. In addition, Lyondell cannot reasonably estimate the scope or amount of the costs and potential liabilities related to such litigation, or any such legislation and regulations. Thus, any liability Millennium incurs with respect to pending or future lead-based paint or lead pigment litigation, or any legislation or regulations could, to the extent not covered or reduced by insurance or other recoveries, have a material impact on Millennium’s and, therefore, Lyondell’s results of operations. In addition, Lyondell has not accrued any liabilities for judgments or settlements against Millennium resulting from lead-based paint and lead pigment litigation. Any liability that Millennium may ultimately incur with respect to lead-based paint and lead pigment litigation will not be affected by the proposed sale of the inorganic chemicals business, which is anticipated to close in the first half of 2007. See “Item 3. Legal Proceedings—Litigation Matters” for additional discussion regarding lead-based paint and lead pigment litigation.

Interruptions of operations at Lyondell’s facilities may result in liabilities or lower operating results.

Lyondell owns and operates large-scale chemical and refining facilities, and Lyondell’s operating results are dependent on the continued operation of its various production facilities and the ability to complete construction and maintenance projects on schedule. Material operating interruptions at Lyondell’s facilities, including, but not limited to, interruptions caused by the events described below, may materially reduce the productivity and profitability of a particular manufacturing facility, or Lyondell as a whole, during and after the period of such operational difficulties.

In addition, because Lyondell’s refinery located in Houston, Texas is Lyondell’s only refining operation, an outage at the refinery could have a particularly negative impact on Lyondell’s operating results. Unlike Lyondell’s PO, ethylene and TiO2 production facilities, which may at times have sufficient excess capacity to mitigate the negative impact of lost production at another similar Lyondell facility, Lyondell does not have the ability to increase refining production elsewhere in an effort to mitigate the negative impact on operating results resulting from an outage at the refinery.

Although Lyondell takes precautions to enhance the safety of its operations and minimize the risk of disruptions, its operations, along with the operations of other members of the chemical and refining industries, are subject to hazards inherent in chemical manufacturing and refining and the related storage and transportation of raw materials, products and wastes. These potential hazards include:

•	pipeline leaks and ruptures;

•	explosions;

•	fires;

•	severe weather and natural disasters;

•	mechanical failure;

•	unscheduled downtimes;

•	supplier disruptions;

•	labor shortages or other labor difficulties;

•	transportation interruptions;

•	remediation complications;

•	chemical spills;

•	discharges or releases of toxic or hazardous substances or gases;

•	storage tank leaks;

•	other environmental risks; and

•	terrorist acts.

Some of these hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. Furthermore, Lyondell also will continue to be subject to present and future claims with respect to workplace exposure, workers’ compensation and other matters.

Lyondell maintains property, business interruption and casualty insurance that it believes are in accordance with customary industry practices, but it is not fully insured against all potential hazards incident to its businesses, including losses resulting from natural disasters, war risks or terrorist acts. Changes in insurance market conditions have caused, and may in the future cause, premiums and deductibles for certain insurance policies to increase substantially and, in some instances, for certain insurance to become unavailable or available only for reduced amounts of coverage. If Lyondell was to incur a significant liability for which it was not fully insured, Lyondell might not be able to finance the amount of the uninsured liability on terms acceptable to it or at all, and might be obligated to divert a significant portion of its cash flow from normal business operations.

Lyondell pursues acquisitions, dispositions and joint ventures, which may not yield the expected benefits.

Lyondell seeks opportunities to generate value through business combinations, purchases and sales of assets and contractual arrangements or joint ventures. For example, on February 26, 2007, Lyondell and Cristal announced that they have signed an agreement for a proposed sale of Lyondell’s worldwide inorganic chemicals business to Cristal for $1.05 billion, in cash, plus the assumption of specified liabilities. Transactions that Lyondell pursues may be intended to, among other things, result in the realization of synergies, the creation of efficiencies or the generation of cash to reduce debt. These transactions may be financed by the issuance of equity securities or, to the extent permitted by applicable debt covenants, additional borrowings by Lyondell. For example, Lyondell’s August 2006 acquisition of CITGO’s interests in Houston Refining was financed by Lyondell through debt financing. Although these transactions may be expected to yield longer-term benefits if the expected efficiencies and synergies of the transactions are realized, they could reduce Lyondell’s operating results in the short term because of the costs, charges and financing arrangements associated with such transactions or the benefits of a transaction may not be realized to the extent anticipated. Other transactions may advance future cash flows from some of Lyondell’s businesses, thereby yielding increased short-term liquidity, but consequently resulting in lower cash flows from these operations over the longer term.

The pursuit of strategic transactions also may have other consequences. For example, as Lyondell pursues the sale of the inorganic chemicals business, its operating results could be negatively impacted if Lyondell experiences a loss of employees, customers or suppliers or an increase in operating or other costs or operating interruptions.

Shared control of joint ventures may delay decisions or actions regarding the joint ventures.

A portion of Lyondell’s operations currently are, and may in the future be, conducted through joint ventures. Lyondell shares control of these joint ventures with third parties.

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

Risks Relating to Debt

Lyondell’s consolidated balance sheet is highly levered, and Lyondell’s business and future prospects could be limited by its significant amount of debt and other financial obligations.

Lyondell’s consolidated balance sheet is highly levered. Lyondell’s total consolidated debt was $8.0 billion at December 31, 2006, which represented approximately 71% of Lyondell’s total capitalization. In addition, Lyondell has contractual commitments and ongoing pension and post-retirement benefit obligations that will require cash contributions in 2007 and beyond, as described in “—Contractual and Other Obligations” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Lyondell’s level of debt and other obligations could have significant adverse consequences on its business and future prospects, including the following:

•	Lyondell may not be able to obtain financing in the future for working capital, capital expenditures, acquisitions, debt service requirements or other purposes;

•	less levered competitors could have a competitive advantage because they have lower debt service requirements; and

•

in the event of poor business conditions, Lyondell may be less able to take advantage of significant business opportunities and to react to changes in market or industry conditions than its competitors.

For discussion regarding Lyondell’s ability to pay or refinance its debt, see the “—Liquidity and Capital Resources” section under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

LCC, Millennium and Equistar each require a significant amount of cash to service their indebtedness, and the ability of each of them to generate cash depends on many factors beyond their control.

Due to debt covenant limitations on transferring cash between the entities discussed below in this “Item 1A. Risk Factors,” the ability of each of LCC, Millennium and Equistar to make payments on and to refinance its respective indebtedness may depend solely upon its individual ability to generate cash. Each of LCC, Millennium and Equistar is separately responsible for its respective outstanding debt (except that $150 million of Equistar’s debt is guaranteed by LCC). The businesses of each of LCC, Millennium and Equistar may not generate sufficient cash flow from operations to meet their respective debt service obligations, future borrowings may not be available under current or future credit facilities of each entity in an amount sufficient to enable each of them to pay their respective indebtedness at or before maturity, and each entity may not be able to refinance its respective indebtedness on reasonable terms, if at all. Factors beyond the control of LCC, Millennium and Equistar affect the ability of each of them to make these payments and refinancings. These factors include those discussed elsewhere in these “Risk Factors” and the “Forward-Looking Statements” section of this Annual Report on Form 10-K.

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

LCC’s Debt and Accounts Receivable Facility—LCC’s credit facility, indentures and accounts receivable sales facility contain covenants that, subject to exceptions, restrict, among other things, sale and leaseback transactions, lien incurrence, debt incurrence, dividends, investments, purchase of equity, payments on indebtedness, affiliate transactions, accounts receivable securitizations, sales of assets and mergers. In addition, the credit facility contains covenants that require the maintenance of specified financial ratios: (1) the Interest Coverage Ratio (as defined) at the end of each fiscal quarter may not be less than 2.75 and (2) the ratio of Senior Secured Debt (as defined) at any date to Adjusted EBITDA (as defined) for the period of four consecutive fiscal quarters most recently ended on or prior to such date may not exceed 2.75.

Millennium’s debt—Millennium has a U.S. and an Australian revolving credit facility, an Australian term loan facility and a U.K. revolving credit facility. Millennium’s facilities and its indentures contain covenants that, subject to exceptions, restrict, among other things, dividends, debt incurrence, lien incurrence, investments, sale and leaseback transactions, sales of assets, affiliate transactions, mergers, accounts receivable securitization transactions, purchase of equity and payments on indebtedness. Pursuant to these provisions, Millennium is prohibited from making restricted payments, including paying certain dividends. Other than the U.K. facility, Millennium’s facilities also contain covenants that require the maintenance of specified financial ratios: (1) the Leverage Ratio (as defined) is required to be less than 4.50 to 1 and (2) the Interest Coverage Ratio (as defined) for any period of four consecutive fiscal quarters is required to be equal to or greater than 2.25 to 1. Millennium’s U.K. facility does not require the maintenance of specified financial ratios as long as certain conditions are met.

Equistar’s debt and accounts receivable facility—Equistar has an inventory-based revolving credit facility and an accounts receivable sales facility. Both of these facilities and Equistar’s indentures contain covenants that, subject to exceptions, restrict, among other things, lien incurrence, debt incurrence, dividends, sales of assets, investments, accounts receivable securitizations, purchase of equity, payments on indebtedness, affiliate transactions, sales and leaseback transactions and mergers. Equistar’s credit facility does not require the maintenance of specified financial ratios as long as certain conditions are met. Some of Equistar’s indentures require additional interest payments to the note holders if Equistar makes distributions when Equistar’s Fixed Charge Coverage Ratio (as defined) is less than 1.75 to 1. Equistar met this ratio as of December 31, 2006.

Effects of a breach—A breach by LCC, Millennium or Equistar of any of the covenants or other requirements in their respective debt instruments could (1) permit that entity’s note holders or lenders to declare the outstanding debt under the breached debt instrument due and payable, (2) permit that entity’s lenders under that credit facility to terminate future lending commitments and (3) permit acceleration of that entity’s other debt instruments that contain cross-default or cross-acceleration provisions. The respective debt agreements of LCC, Millennium and Equistar contain various event of default and cross-default provisions. Furthermore, a default under Equistar’s debt instruments could constitute a cross-default under LCC’s credit facility, which, under specified circumstances, would then constitute a default under LCC’s indentures. It is not likely that LCC, Millennium or Equistar, as the case may be, would have, or be able to obtain, sufficient funds to make these accelerated payments. In that event, the breaching entity’s lenders could proceed against any assets that secure their debt. Similarly, the breach by LCC or Equistar of covenants in their respective accounts receivable sales facilities would permit the counterparties under the facility to terminate further purchases of interests in accounts receivable and to receive all collections from previously sold interests until they had collected on their interests in those receivables, thus reducing the entity’s liquidity. In addition, if Lyondell were unable generally to pay its debts as they become due, PDVSA Oil would have the right to terminate the crude oil contract. See “Changes to the crude oil contract with PDVSA Oil subject Lyondell to increased volatility and price fluctuations, which could adversely affect Lyondell. The crude oil contract also is subject to the risk of enforcing contracts against non-U.S. affiliates of a sovereign nation and political, force majeure and other risks” above.

Debt covenants limit transfers of cash between LCC, Millennium and Equistar and, as a result, cash flows of Millennium and Equistar may not be available to LCC and, conversely, LCC may not be able to provide cash to them.

Although Equistar and Millennium are wholly-owned subsidiaries of Lyondell, debt covenants limit the ability to transfer cash among LCC, Equistar and Millennium.

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

Some of Equistar’s indentures require additional interest payments to the note holders if Equistar makes distributions when Equistar does not meet a specified fixed charge coverage ratio. Equistar met this ratio as of December 31, 2006. In addition, Equistar’s credit facility prohibits the payment of distributions during any default under its facility. These provisions may deter or limit the movement of cash from Equistar to LCC and Millennium.

Applicable laws may also limit the amounts Millennium and Equistar are permitted to pay as distributions on their equity interests. The ability of Lyondell’s subsidiaries and joint ventures to distribute cash to Lyondell also is dependent upon their economic performance, which is dependent on a variety of factors, including factors described elsewhere in these “Risk Factors” and the “Forward-Looking Statements” section of this Annual Report on Form 10-K.

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

•

operating interruptions (including leaks, explosions, fires, weather-related incidents, mechanical failure, unscheduled downtime, supplier disruptions, labor shortages or other labor difficulties, transportation interruptions, spills and releases and other environmental risks),

•	current and potential governmental regulatory actions in the U.S. and in other countries,

•	terrorist acts and international political unrest,

•	competitive products and pricing pressures,

•

Lyondell’s ability to implement its business strategies, including Lyondell’s ability to successfully complete the proposed sale of the inorganic chemicals business in the time period anticipated, and for the purchase price and on the other terms set forth in the transaction agreement,

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

INDUSTRY AND OTHER INFORMATION

The data included or incorporated by reference in this report regarding the chemical and refining industries, product capacity and ranking, including Lyondell’s capacity positions, the capacity positions of its competitors for certain products and expected rates of demand, is based on independent industry publications, reports from government agencies or other published industry sources and Lyondell’s estimates. These estimates are based on information obtained from customers, distributors, suppliers, trade and business organizations and other contacts in the markets in which Lyondell operates and managements’ knowledge and experience. These estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under “Item 1A. Risk Factors” and “Forward-Looking Statements.”

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

As a result of Lyondell’s acquisition of 100% of Houston Refining, Lyondell is providing throughput margin per barrel information for the refining segment. Throughput margin per barrel is a statistic that is commonly reported by independent refiners, and management believes that it provides useful information to help investors, financial analysts and the public analyze and evaluate refining segment performance compared to other refiners and to industry benchmarks. Lyondell’s presentation of throughput margins for the refining segment should not be considered as an alternative to GAAP measures such as refining segment revenues and operating income.

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

Lyondell historically reported certain proportionate share data for Lyondell and its joint ventures that were not consolidated, but were accounted for by the equity method of accounting. Accordingly, in Lyondell’s financial statements investors only saw a single line item – investment in a joint venture – for the unconsolidated joint ventures in the balance sheet and one line item – equity income from a joint venture investment – in the income statement. Therefore, investors may not have obtained a complete appreciation of the magnitude of certain operating and financial measures for Lyondell and its unconsolidated joint ventures and the scope of their business activities. Management believes that reporting certain proportionate share data may have given investors a more complete picture of the size and scope of the operating activities of Lyondell and its joint ventures and, accordingly, Lyondell may continue to report such proportionate share data for historical periods.

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

Location	Principal Products
Ethylene, Co-Products and Derivatives Segment
Bayport (Pasadena), Texas †	EO, EG and other EO Derivatives
Bayport (Pasadena), Texas (a)†	LDPE
Beaumont, Texas (b)†	EG
Channelview, Texas (c)†	Ethylene, Propylene, Butadiene, Benzene, Toluene, Alkylate and MTBE
Chocolate Bayou, Texas (d)(e)†	Ethylene, Propylene, Butadiene, Benzene, Toluene and MTBE
Chocolate Bayou, Texas (d) †	HDPE
Clinton, Iowa †	Ethylene, Propylene, LDPE and HDPE
Corpus Christi, Texas †	Ethylene, Propylene, Butadiene and Benzene
Fairport Harbor, Ohio (f)	Performance polymers
Lake Charles, Louisiana (g)†*	Ethylene and Propylene
La Porte, Texas †	Ethylene, Propylene, LDPE and LLDPE
La Porte, Texas †	VAM and Acetic Acid
La Porte, Texas (h)	Methanol
Matagorda, Texas †	HDPE
Morris, Illinois †	Ethylene, Propylene, LDPE, LLDPE and Polypropylene
Newark, New Jersey	Denatured Alcohol
Tuscola, Illinois †	Ethanol
Victoria, Texas (e)†	HDPE

PO and Related Products Segment
Bayport (Pasadena), Texas (i)*	PO, PG, PGE, TBA and isobutylene
Botlek, Rotterdam, The Netherlands (e)**	PO, PG, PGE, TBA, MTBE, ETBE, isobutylene and BDO
Channelview, Texas (i)(j)†*	PO, BDO, MTBE and SM
Chiba, Japan (k)	PO, PG and SM
Fos-sur-Mer, France (e)	PO, PG, MTBE, ETBE and TBA
Maasvlakte (near Rotterdam), The Netherlands (l)**	PO and SM
Pont de Claix, France (m)	TDI

Location	Principal Products
Refining Segment
Houston, Texas *	Gasoline, Diesel, Jet Fuel, Benzene, Toluene, Paraxylene, Orthoxylene and Lube Oils

Inorganic Chemicals Segment
Ashtabula, Ohio (n)†**	TiO2 and TiCl4
Baltimore, Maryland (Hawkins Point) †	TiO2
Baltimore, Maryland (St. Helena)	Silica gel
Bunbury, Western Australia (o)**	TiO2
Le Havre, France (e)	TiO2
Mataraca, Paraiba, Brazil (mine) (p)**	Ilmenite (generally consumed in the Salvador TiO2 plant), zircon and natural rutile titanium ore
Salvador, Bahia, Brazil (p)	TiO2
Stallingborough, United Kingdom **	TiO2
Thann, France	TiO2, TiCl4 and ultra-fine TiO2

Other
Brunswick, Georgia	Fragrance and Flavor Chemicals
Jacksonville, Florida	Fragrance and Flavor Chemicals

_________

†	Facilities which received the OSHA Star Certification, which is the highest safety designation issued by the U.S. Department of Labor.

*	The portions of the facility owned by Lyondell are mortgaged as collateral for Lyondell’s credit facility and senior secured notes.

**	Facilities which received ISO 14001 Certification of their environmental management systems.

(a)	The facility is located on leased land. The facility is operated by an unrelated party.
(b)	The Beaumont facility is owned by PD Glycol, a partnership owned 50% by an unrelated party.
(c)	The Channelview facility has two ethylene processing units. An unrelated party owns an idled facility at the site on land leased from Lyondell. Lyondell also operates a styrene maleic anhydride unit and a polybutadiene unit, which are owned by an unrelated party and are located on property leased from Lyondell within the Channelview facility.
(d)	Millennium and Occidental each contributed a facility located at the Chocolate Bayou site. These facilities are not on contiguous property.
(e)	The facility is located on leased land.
(f)	The building and land are leased.
(g)	The Lake Charles ethylene and co-products facility has been idled since the first quarter of 2001. Although Lyondell retains the physical ability to restart or sell that facility, in the third quarter of 2006 Lyondell determined that it had no expectation of resuming production at that facility. The facility and land are leased from Occidental under a lease that expires in May 2009.
(h)	The facility is owned by La Porte Methanol Company, a partnership owned 15% by an unrelated party.
(i)	The Bayport PO/TBA plants and the Channelview PO/SM I plant are held by the U.S. PO Joint Venture between Bayer and Lyondell.
(j)	Unrelated equity investors hold a minority ownership interest in the PO/SM II plant at the Channelview facility.
(k)	The PO/SM plant and the PG plant located in Chiba, Japan are owned by Nihon Oxirane, a joint venture owned 60% by an unrelated party.
(l)	The plant is owned by the European PO Joint Venture between Bayer and Lyondell and is located on land leased by the European PO Joint Venture.
(m)	The plant is located on land leased by an unrelated party that operates the plant on behalf of Lyondell. Certain assets are owned by the unrelated party.
(n)	There are two manufacturing plants at Ashtabula, Ohio.
(o)	The Bunbury site includes the Kemerton plant and the Australind plant. The plants are not on contiguous property.
(p)	Unrelated equity investors hold a minority ownership interest in the Brazilian subsidiary that owns the facility. See “Item 1. Business—Inorganic Chemicals Segment” for a description of the mine.

Other Locations and Properties

Lyondell leases its executive offices in downtown Houston, Texas and its offices in Hunt Valley, Maryland. Lyondell also maintains leased research facilities in Baltimore, Maryland and Newtown Square, Pennsylvania. Lyondell’s European headquarters and regional customer service center for Europe, the Middle East and Africa are located in leased facilities in Rotterdam, The Netherlands, and its Asia Pacific headquarters are located in leased facilities in Hong Kong. Lyondell also leases various sales facilities.

Depending on location and market needs, Lyondell’s production facilities can receive primary raw materials by pipeline, railcar, truck, barge or ship and can deliver finished products by pipeline, railcar, truck, barge, isotank, ship or in drums. Lyondell charters ships, owns and charters barges and leases isotanks and railcars for the dedicated movement of products between plants, products to customers or terminals, or raw materials to plants, as necessary. Lyondell also has barge docking facilities and related terminal equipment for loading and unloading raw materials and products. Lyondell owns and leases railcars for use in its businesses.

Lyondell uses an extensive pipeline system, some of which it owns and some of which it leases, extending from Corpus Christi to Mont Belvieu to Port Arthur and around the Lake Charles area. Lyondell also owns other pipelines in connection with its Chocolate Bayou, Corpus Christi, La Porte, Matagorda and Victoria facilities. Lyondell uses a pipeline owned and operated by an unaffiliated party to transport ethylene from its Morris facility to its Tuscola facility. Lyondell also owns and leases several pipelines connecting the Channelview facility, the Refinery and the Mont Belvieu storage facility, which are used to transport raw materials, butylenes, hydrogen, butane, MTBE and unfinished gasolines. Lyondell’s refinery receives its crude raw materials from pipelines located in the Houston Ship Channel that are owned and operated by unaffiliated parties.

Lyondell leases liquid and bulk storage and warehouse facilities at terminals in the Americas, Europe and the Asia Pacific region. Lyondell owns storage capacity for NGLs, ethylene, propylene and other hydrocarbons in caverns within a salt dome in Mont Belvieu, Texas, and operates additional ethylene and propylene storage facilities with related brine facilities on leased property in Markham, Texas. In the Rotterdam outer harbor area, Lyondell owns and operates storage facilities, pipeline connections and a jetty that accommodates deep-draft vessels, and the European PO Joint Venture between Bayer and Lyondell owns and operates storage facilities, pipeline connections and a jetty.

Item 3. Legal Proceedings

Litigation Matters

Lyondell and its joint ventures are, from time to time, defendants in lawsuits, some of which are not covered by insurance. Many of these suits make no specific claim for relief. Although final determination of legal liability and the resulting financial impact with respect to any such litigation cannot be ascertained with any degree of certainty, Lyondell does not believe that any ultimate uninsured liability resulting from the legal proceedings in which it or its joint ventures currently are involved (directly or indirectly) will individually, or in the aggregate, have a material adverse effect on the business or financial position of Lyondell. However, the adverse resolution in any reporting period of one or more of these suits could have a material impact on Lyondell’s results of operations for that period, which may be mitigated by contribution or indemnification obligations of co-defendants or others, or by any insurance coverage that may be available.

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

Lyondell—On April 12, 2005, BASF Corporation (“BASF”) filed a lawsuit against LCC in the Superior Court of New Jersey, Morris County asserting various claims relating to alleged breaches of a propylene oxide sales contract and seeking damages in excess of $100 million. A trial date of June 18, 2007 has been set. LCC believes that it has valid defenses to all claims and is vigorously defending them. LCC does not expect the resolution of the claims to result in any material adverse effect on its business, financial position, liquidity or results of operations.

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

Millennium—In 2004, Lyondell’s Millennium subsidiary received requests from the staff of the Northeast Regional Office of the Securities and Exchange Commission for the voluntary production of documents in connection with an informal inquiry into the previously disclosed restatement of Millennium’s financial statements for the years 1998 through 2002 and for the first quarter of 2003. Millennium has complied with all such requests received.

Together with alleged past manufacturers of lead-based paint and lead pigments for use in paint, Millennium has been named as a defendant in various legal proceedings alleging personal injury, property damage, and remediation costs allegedly associated with the use of these products. The plaintiffs include individuals and governmental entities, and seek recovery under a variety of theories, including negligence, failure to warn, breach of warranty, conspiracy, market share liability, fraud, misrepresentation and nuisance. The majority of these legal proceedings assert unspecified monetary damages in excess of the statutory minimum and, in certain cases, seek equitable relief such as abatement of lead-based paint in buildings. Legal proceedings relating to lead pigment or paint are in various trial stages and post-dismissal settings, some of which are on appeal.

Millennium’s defense costs to date for lead-based paint and lead pigment litigation largely have been covered by insurance. Millennium has not accrued any liabilities for any lead-based paint and lead pigment litigation. Millennium has insurance policies that potentially provide approximately $1.0 billion in indemnity coverage for lead-based paint and lead pigment litigation. Millennium’s ability to collect under the indemnity coverage would depend upon, among other things, the resolution of certain potential coverage defenses that the insurers are likely to assert and the solvency of the various insurance carriers that are part of the coverage block at the time of such a request. As a result of insurance coverage litigation initiated by Millennium, an Ohio trial court issued a decision in 2002 effectively requiring certain insurance carriers to resume paying defense costs in the lead-based paint and lead pigment cases. Indemnity coverage was not at issue in the Ohio court’s decision. On February 23, 2006, certain Lloyd’s, London insurance underwriters filed a declaratory judgment action in the Supreme Court of the State of New York (trial court) against several of their policyholders, including Millennium, contesting their responsibility to provide insurance coverage for all of the lead-based paint and lead pigment cases, including the Rhode Island case discussed below. On March 14, 2006, Millennium filed a motion to dismiss the New York case in favor of the pre-existing Ohio action, and on April 27, 2006, the Supreme Court of the State of New York stayed the New York case in favor of the prior-filed Ohio action. On or about October 5, 2006, Lloyd’s, London filed a notice of appeal of the New York trial court’s decision. In addition, on March 7, 2006, Millennium filed an amended complaint in the Ohio case referenced above that revived its Ohio state court litigation, seeking, among other relief, a declaratory judgment as to the responsibility of all of its insurance carriers for any judgments or settlements in connection with any lead-based paint and lead pigment litigation involving Millennium. On April 26, 2006, the judge in the Ohio case granted Millennium’s motion to amend the complaint to include all insurance carriers. The insurance carriers have in the past and may in the future attempt to deny indemnity coverage if there is ever a settlement or a final, non-appealable adverse judgment in any lead-based paint or lead pigment case.

After owning the Glidden Paints business for six months, in 1986, a predecessor of a current subsidiary of Millennium sold, through a stock sale, its Glidden Paints business. As part of that sale, the seller and purchaser agreed to provide indemnification to each other against certain claims made during the first eight years after the sale, and the purchaser agreed to fully indemnify the seller against such claims made after the eight-year period. With the exception of two cases described below, all pending lead-based paint and lead pigment litigation involving Millennium, including the Rhode Island case, were filed after the eight-year period. Accordingly, Millennium believes that it is entitled to full indemnification from the purchaser against lead-based paint and lead pigment cases filed after the eight-year period. The purchaser disputes that it has such an indemnification obligation, and claims that the seller must indemnify it. As Millennium has not paid either a settlement or any judgment, its indemnification claims have not been finally resolved. The only two remaining cases originally filed within the eight-year period following the 1986 sale of the Glidden Paints business include as parties a current Millennium subsidiary and an alleged predecessor company. One case filed by the New York City Housing Authority remains inactive. The other matter is a personal injury case in Ohio. On January 25, 2007, the Ohio Court of Appeals affirmed summary judgment in favor of Millennium and its co-defendants.

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

Millennium is currently named a defendant in 55 cases arising from Glidden’s manufacture of lead pigments that are in various stages of the litigation process. Of these, three have been dismissed in favor of Millennium and its co-defendants by the trial court, but remain open and are on appeal. There are three inactive cases which remain open pending administrative closure by the courts. The remainder of the cases are in various pre-trial stages. In addition, there are two personal injury cases filed in which Millennium has been named as a defendant, but has not been formally served. Of the 50 open and active cases, most seek damages for personal injury and are brought by individuals, and ten of the cases seek damages and abatement remedies based on public nuisance and are brought by states, cities and/or counties in five states (California, Missouri, New Jersey, Ohio and Rhode Island).

On October 29, 2002, after a trial in which the jury deadlocked, the court in State of Rhode Island v. Lead Industries Association, Inc., et al. (which commenced in the Superior Court of Providence, Rhode Island, on October 13, 1999) declared a mistrial. The sole issue before the jury was whether lead pigment in paint in and on public and private Rhode Island buildings constituted a “public nuisance.” The new trial in this case began on November 1, 2005. On February 22, 2006, a jury returned a verdict in favor of the State of Rhode Island finding that the cumulative presence of lead pigments in paints and coatings on buildings in the state constitutes a public nuisance; that a Millennium subsidiary and other defendants either caused or substantially contributed to the creation of the public nuisance; and that those defendants, including the Millennium subsidiary, should be ordered to abate the public nuisance. On February 28, 2006, the judge held that the state could not proceed with its claim for punitive damages. As a result, the jury was discharged. The court has not entered a final judgment on the jury’s verdict; however, on February 26, 2007, the court issued its decision denying the post-verdict motions of the defendants, including Millennium, for a mistrial or a new trial. The court concluded that it would enter an order of abatement and appoint a special master to assist the court in determining the scope of the abatement remedy.

Environmental Matters

From time to time Lyondell and its joint ventures receive notices or inquiries from federal, state or local governmental entities of alleged violations of environmental laws and regulations pertaining to, among other things, the disposal, emission and storage of chemical and petroleum substances, including hazardous wastes. Any such alleged violations may become the subject of enforcement actions, settlement negotiations or other legal proceedings and may (individually or in the aggregate) involve monetary sanctions of $100,000 or more (exclusive of interest and costs).

Lyondell’s accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $200 million as of December 31, 2006. The remediation expenditures are expected to occur over a number of years, and not to be concentrated in any single year. In the opinion of management, there is no material estimable range of reasonably possible loss in excess of the liabilities recorded for environmental remediation. However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in investigations by regulatory agencies, could require Lyondell to reassess its potential exposure related to environmental matters. The liabilities for individual sites range from less than $1 million to $106 million. The $106 million liability relates to the Kalamazoo River Superfund Site. For additional information regarding environmental matters, including the liability related to the Kalamazoo River Superfund Site, see “Item 1A. Risk Factors—Risks Relating to the Businesses—Lyondell’s operations and assets are subject to extensive environmental, health and safety and other laws and regulations, which could result in material costs or liabilities,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters” and Note 20 to the Consolidated Financial Statements.

In December 2006, the State of Texas filed a lawsuit in the District Court, Travis County, Texas, against Equistar and its owners, Lyondell and Millennium, alleging past violations of various environmental regulatory requirements at Equistar’s Channelview, Chocolate Bayou and La Porte, Texas facilities and Millennium’s La Porte, Texas facility, and seeking an unspecified amount of damages. The previously disclosed Texas Commission on Environmental Quality notifications alleging noncompliance of emissions monitoring requirements at Equistar’s Channelview facility and Millennium’s La Porte facility and seeking civil penalties of $167,000 and $179,520, respectively, have been included as part of this lawsuit. Lyondell does not believe that the ultimate resolution of this matter will have a material adverse effect on the business, financial position, liquidity or results of operations of Lyondell.

Millennium—A Millennium subsidiary has been identified as a PRP with respect to the Kalamazoo River Superfund Site. The site involves cleanup of river sediments and floodplain soils contaminated with polychlorinated biphenyls, cleanup of former paper mill operations, and cleanup and closure of landfills associated with the former paper mill operations. Litigation concerning the matter commenced in December 1987 but was subsequently stayed and is being addressed under CERCLA. Millennium’s ultimate liability for the Kalamazoo River Superfund Site will depend on many factors that have not yet been determined, including the ultimate remedy selected, the determination of natural resource damages, the number and financial viability of the other PRPs, and the determination of the final allocation among the PRPs.

Indemnification

Lyondell and its joint ventures are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation of joint ventures. For example, Lyondell entered into indemnification arrangements in connection with the transfer of assets and liabilities from ARCO to Lyondell prior to Lyondell’s initial public offering and in connection with Lyondell’s acquisition of the outstanding shares of ARCO Chemical Company; Equistar and its owner companies (including Lyondell and Millennium) entered into indemnification arrangements in connection with the formation of Equistar; and Millennium entered into indemnification arrangements in connection with its demerger from Hanson plc. Pursuant to these arrangements, Lyondell and its joint ventures provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions. These indemnification arrangements typically include provisions pertaining to third party claims relating to environmental and tax matters and various types of litigation. As of December 31, 2006, Lyondell has not accrued any significant amounts for such indemnification obligations except for an estimated $97 million accrued for reimbursement of CITGO taxes in connection with the acquisition of Houston Refining, and is not aware of other circumstances that would be likely to lead to significant future indemnification claims against Lyondell. Lyondell cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the executive officers of Lyondell Chemical Company as of February 15, 2007. The By-Laws of Lyondell Chemical Company provide that each officer shall hold office until the officer’s successor is elected or appointed and qualified or until the officer’s death, resignation or removal by the Board of Directors. Certain of the executive officers of Lyondell Chemical Company also are executive officers of, or members of the governing bodies of, Equistar and Millennium, as described below.

Name, Age and Present Position with Lyondell Chemical Company	Business Experience During Past Five Years and Period Served as Officer(s)
Dan F. Smith, 60 Director, President and Chief Executive Officer	Mr. Smith was named Chief Executive Officer in December 1996 and President of Lyondell Chemical Company in August 1994. Mr. Smith has been a director since October 1988. Since December 1997, Mr. Smith has also served as the Chief Executive Officer of Equistar. Mr. Smith has also served as the Chief Executive Officer of Millennium since December 2004. Mr. Smith served as Chief Operating Officer of Lyondell Chemical Company from May 1993 to December 1996. Prior thereto, Mr. Smith held various positions including Executive Vice President and Chief Financial Officer of Lyondell Chemical Company, Vice President, Corporate Planning of ARCO and Senior Vice President in the areas of management, manufacturing, control and administration for Lyondell Chemical Company and the Lyondell Division of ARCO. Mr. Smith is a director of Cooper Industries, Inc. and is a member of the Partnership Governance Committee of Equistar.

Morris Gelb, 60 Executive Vice President and Chief Operating Officer	Mr. Gelb was appointed to his current position at Lyondell Chemical Company in December 1998. Since March 2002, Mr. Gelb also has served as Chief Operating Officer of Equistar. Previously, he served as Senior Vice President, Manufacturing, Process Development and Engineering of Lyondell Chemical Company from July 1998 to December 1998. He was named Vice President for Research and Engineering of ARCO Chemical in 1986 and Senior Vice President of ARCO Chemical in July 1997. Mr. Gelb also serves as a member of the Partnership Governance Committee of Equistar and the Board of Directors of Millennium.

T. Kevin DeNicola, 52 Senior Vice President and Chief Financial Officer	Mr. DeNicola was appointed Senior Vice President and Chief Financial Officer of Lyondell Chemical Company effective as of June 30, 2002. In addition, Mr. DeNicola was appointed Senior Vice President and Chief Financial Officer of Equistar and Millennium in December 2004. Prior to June 2002, he served as Vice President, Corporate Development of Lyondell Chemical Company since April 1998, overseeing strategic planning. From 1996 until April 1998, Mr. DeNicola was Director of Investor Relations of Lyondell Chemical Company. Mr. DeNicola served as Ethylene Products Manager of Lyondell Chemical Company from 1993 until 1996. Mr. DeNicola is a director of Comerica Incorporated and also serves as a member of the Partnership Governance Committee of Equistar.

Name, Age and Present Position with Lyondell Chemical Company	Business Experience During Past Five Years and Period Served as Officer(s)

James W. Bayer, 51 Senior Vice President, Manufacturing and Health, Safety and Environment	Mr. Bayer was appointed to his current position in May 2006, was the Senior Vice President, Manufacturing since October 2000 and, prior to that, was Vice President of Health, Safety, Environmental and Engineering of Lyondell Chemical Company. Mr. Bayer also has served as Senior Vice President, Manufacturing of Equistar since September 2000 and, prior thereto, served as Vice President of Health, Safety, Environment and Engineering of Equistar since December 1999. From December 1997 to July 1999 he was Director, Gulf Coast Manufacturing for ARCO Chemical. Prior to December 1997, Mr. Bayer served as Channelview Plant Manager for ARCO Chemical.

Edward J. Dineen, 52 Senior Vice President, Chemicals and Polymers	Mr. Dineen was appointed Senior Vice President, Chemicals and Polymers of Lyondell Chemical Company in May 2002, Senior Vice President, Chemicals and Polymers of Equistar in March 2002 and Senior Vice President, Chemicals of Millennium in December 2004. Prior thereto, he served as Senior Vice President, Intermediates and Performance Chemicals of Lyondell Chemical Company since May 2000. Prior to this position, he served as Senior Vice President, Urethanes and Performance Chemicals of Lyondell Chemical Company since July 1998. He served as Vice President, Performance Products and Development for ARCO Chemical beginning in June 1997, and served as Vice President, Planning and Control for ARCO Chemical European Operations from 1993 until his appointment as Vice President, Worldwide CoProducts and Raw Materials in 1995. Mr. Dineen is a director of Spartech Corporation and is a director of Millennium.

Kerry A. Galvin, 46 Senior Vice President and General Counsel	Ms. Galvin was appointed Senior Vice President and General Counsel of Lyondell Chemical Company in May 2002. In addition, Ms. Galvin was appointed Senior Vice President and General Counsel of Equistar and Millennium in December 2004. Prior to May 2002, she served as Vice President and General Counsel since July 2000. In addition, Ms. Galvin also served as Secretary of Lyondell Chemical Company from July 2000 until May 2006 and Secretary of Equistar and Millennium from December 2004 until May 2006. Ms. Galvin originally joined Lyondell Chemical Company in 1990 and held various positions in the legal department prior to July 2000, including Associate General Counsel with responsibility for international legal affairs.

John A. Hollinshead, 57 Senior Vice President, Human Resources	Mr. Hollinshead was appointed to his current position at Lyondell Chemical Company in December 2006, and previously served as Vice President, Human Resources since July 1998. Mr. Hollinshead has also served as Senior Vice President, Human Resources of Equistar and Millennium since December 2006. He previously served as Vice President, Human Resources of Equistar since 1999 and Vice President, Human Resources of Millennium since December 2004. Prior to his appointment as Vice President, Human Resources of Lyondell Chemical Company, he was Director, Human Resources, Manufacturing and Engineering for Equistar and, until 1997, was Manager, Human Resources for Lyondell Chemical Company.

Name, Age and Present Position with Lyondell Chemical Company	Business Experience During Past Five Years and Period Served as Officer(s)
C. Bart de Jong, 49 Vice President, and President, Millennium Inorganic Chemicals	Mr. de Jong was appointed to his current position as of December 1, 2004. Prior to this appointment, since May 2002, Mr. de Jong served as Vice President, Corporate Development for Lyondell Chemical Company. Prior thereto, Mr. de Jong served as Director, Business Analysis & Planning. Prior to joining Lyondell Chemical Company in 2001 as Director, Business Analysis & Planning, Mr. de Jong was Chief Financial Officer of eLink Commerce, Inc., an early stage information technology company. From 1995 to 2000, he held a variety of finance and business development positions with ARCO, including Vice President, Finance in ARCO’s corporate headquarters in Los Angeles. Mr. de Jong also serves as a member of the Partnership Governance Committee of Equistar and the Board of Directors of Millennium.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

The common stock, par value $1.00 per share, of Lyondell Chemical Company is listed on the New York Stock Exchange under the symbol “LYO.” As of December 31, 2006, there were 248,970,570 shares of Lyondell’s common stock issued and outstanding.

The reported high and low sale prices of Lyondell’s common stock on the New York Stock Exchange (New York Stock Exchange Composite Tape) for each quarter from January 1, 2005 through December 31, 2006, inclusive, were as set forth below.

Period	High	Low
2005:
First Quarter	$35.65	$26.89
Second Quarter	28.87	22.44
Third Quarter	29.81	24.85
Fourth Quarter	29.00	23.36
2006:
First Quarter	$25.36	$18.90
Second Quarter	26.27	19.56
Third Quarter	26.14	20.99
Fourth Quarter	27.60	23.50

On February 15, 2007, the closing sale price of the common stock on the New York Stock Exchange was $31.60 per share, and there were 7,068 holders of record of the common stock.

Dividend Policy

Holders of the common stock are entitled to receive such dividends as may from time to time be declared by Lyondell Chemical Company’s Board of Directors. During the last two years, Lyondell has declared $0.225 per share quarterly cash dividends (which were paid after the end of the quarter to which they related). During 2005 and 2006, it paid $222 million and $223 million, respectively, in cash dividends on its common stock.

The future declaration and payout of dividends and the amount thereof will be dependent upon Lyondell’s results of operations, financial position, cash position and requirements, investment opportunities, future prospects, contractual restrictions and other factors deemed relevant by the Board of Directors. Subject to these considerations, the provisions of the Certificate of Incorporation and the legal considerations discussed below, Lyondell currently intends to distribute dividends to its shareholders at a quarterly rate of $0.225 per share. All of the 2006 dividends paid by Lyondell are treated as taxable dividends to shareholders for U.S. federal income tax purposes.

LCC is party to debt agreements that contain restrictions that provide that it may not pay dividends on its common stock at an annual rate exceeding $0.90 per share. In addition, LCC may not pay dividends if it is in default under its credit agreement. Furthermore, pursuant to a settlement agreement entered into with the Pension Benefit Guaranty Corporation in 1998, LCC may not pay extraordinary dividends (as defined by regulations under the Employee Retirement Income Security Act of 1974, as amended) without providing a letter of credit meeting certain specified requirements. In February 2002, LCC provided a letter of credit meeting these requirements.

Issuer Purchases of Equity Securities

Lyondell did not repurchase any shares of its common stock during the fourth quarter of 2006 and does not currently have any publicly announced share repurchase plan or program.

PERFORMANCE GRAPH

The Performance Graph below compares the cumulative total return to shareholders of Lyondell for a five-year period (December 31, 2001 to December 31, 2006) with the cumulative total return to shareholders of the S&P 500 Stock Index and a separate peer group (the “Peer Group”) consisting of the entities that are in the S&P 500 Chemicals Index and entities that are in the S&P Mid Cap 400 Chemicals Index.

	2001	2002	2003	2004	2005	2006
Lyondell	$100.00	$93.58	$133.90	$239.07	$203.63	$226.98
S&P 500	100.00	77.89	100.23	111.13	114.46	132.54
Peer Group (a)	100.00	96.44	121.79	148.91	147.52	171.33

_________

(a)	Group total returns are weighted by average annual market capitalization for each of the Peer Group companies as of the beginning of each year and assume the reinvestment of dividends.

Pursuant to SEC rules, the foregoing “Performance Graph” section of this Annual Report on Form 10-K is not deemed “filed” with the SEC and shall not be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with the Consolidated Financial Statements and the notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	For the year ended December 31,
Millions of dollars, except per share data	2006 (a)	2005 (a)	2004 (a)	2003	2002
Results of Operations Data:
Sales and other operating revenues	$22,228	$18,606	$5,946	$3,781	$3,241
Income (loss) from equity investments	78	124	451	(103)	14
Net income (loss) (b)	186	531	54	(302)	(148)
Basic earnings (loss) per share (b)	0.75	2.16	0.29	(1.84)	(1.10)
Diluted earnings (loss) per share (b)	0.72	2.04	0.29	(1.84)	(1.10)
Dividends per share	0.90	0.90	0.90	0.90	0.90
Balance Sheet Data:
Total assets	17,846	15,089	16,065	7,633	7,448
Long-term debt	8,018	5,974	7,412	4,151	3,926
Cash Flow Data:
Cash provided (used) by –
Operating activities	1,222	1,594	354	99	289
Investing activities	(2,868)	(211)	424	(218)	(623)
Financing activities	1,491	(1,580)	(416)	266	(471)

_________

(a)	Results of operations and cash flow data reflect the consolidation of Houston Refining LP (“Houston Refining”) from August 16, 2006, and Millennium Chemicals Inc. (“Millennium”) and Equistar Chemicals, LP (“Equistar”) for the full year 2006 and 2005, and for December 2004. Balance sheet data include Houston Refining as of December 31, 2006, and Millennium and Equistar balances from December 31, 2004. Lyondell’s interests in Houston Refining and Equistar were accounted for using the equity method prior to August 16, 2006 and December 1, 2004, respectively.

(b)	Net income for 2006 included after-tax charges of $549 million, or $2.11 per share, for impairment of goodwill and certain software costs related to the inorganic chemicals segment, $114 million, or $0.44 per share, related to the termination of Houston Refining’s previous crude supply agreement and $69 million, or $0.26 per share, for impairment of the net book value of the idled Lake Charles, Louisiana ethylene facility. Net income for 2005 included a $127 million, or $0.49 per share, after-tax charge for impairment of the net book value of the Lake Charles, Louisiana toluene diisocyanate facility. Net income for 2004 included a $64 million, or $0.34 per share, after-tax charge for purchased in-process research and development as a result of Lyondell Chemical Company’s acquisition of Millennium on November 30, 2004 and resulting consolidation of Equistar.

Lyondell’s computation of the ratios of earnings to fixed charges for the five-year period ended December 31, 2006 is reflected in the table below.

	For the year ended December 31,
Millions of dollars, except ratio data	2006	2005	2004	2003	2002
Income (loss) from continuing operations before income taxes	$593	$750	$77	$(481)	$(214)
Deduct income (loss) from equity investments	78	124	451	(103)	14
Add distributions of earnings from equity investments	73	123	424	144	126

Earnings adjusted for equity investments	588	749	50	(234)	(102)

Fixed charges:
Interest expense, gross	631	649	463	415	384
Portion of rentals representative of interest	75	65	25	22	23

Total fixed charges before capitalized interest	706	714	488	437	407
Capitalized interest	—	—	—	19	10

Total fixed charges including capitalized interest	706	714	488	456	417

Earnings before fixed charges	$1,294	$1,463	$538	$203	$305

Ratio of earnings to fixed charges (a)	1.8	2.1	1.1	—	—

_________

(a)	In 2003 and 2002, earnings were insufficient to cover fixed charges by $253 million and $112 million, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In addition to comparisons of annual operating results, Lyondell has included, as additional disclosure, certain “trailing quarter” comparisons of fourth quarter 2006 operating results to third quarter 2006 operating results. Lyondell’s businesses are highly cyclical, in addition to experiencing some less significant seasonal effects. Trailing quarter comparisons may offer important insight into current business directions.

References to industry benchmark prices or costs, including the weighted average cost of ethylene production, are generally to industry prices and costs reported by Chemical Marketing Associates, Incorporated (“CMAI”), except that crude oil and natural gas benchmark price references are to industry prices reported by Platts, a reporting service of The McGraw-Hill Companies.

OVERVIEW

General—Lyondell is a leading global manufacturer of chemicals and plastics, a refiner of heavy, high sulfur crude oil and a significant producer of fuel products. Lyondell’s operations primarily comprise the ethylene, co-products and derivatives (“EC&D”) segment, the propylene oxide and related products (“PO&RP”) segment, the refining segment and the inorganic chemicals segment. On February 26, 2007, Lyondell announced that it has signed an agreement for a proposed sale of Lyondell’s worldwide inorganic chemicals business for $1.05 billion, in cash, plus the assumption of specified liabilities. Closing is anticipated to occur in the first half of 2007. The Refining segment consisted of Lyondell’s equity investment in Houston Refining LP (formerly known as LYONDELL-CITGO Refining LP or LCR), a joint venture with CITGO Petroleum Corporation (“CITGO”), through August 15, 2006. Lyondell purchased CITGO’s 41.25% interest in Houston Refining LP (“Houston Refining”) on August 16, 2006 and, as a result of the transaction, Houston Refining became a wholly-owned subsidiary of Lyondell. The operations of Houston Refining are consolidated prospectively from August 16, 2006. As a result of its November 30, 2004 acquisition of Millennium and Lyondell’s resulting 100% ownership of Millennium and Equistar, the operations of Millennium and Equistar are included in Lyondell’s consolidated financial statements prospectively from December 1, 2004. Prior to the acquisition of Millennium, Lyondell held an equity investment of 70.5% in Equistar, a joint venture with Millennium.

2006 Versus 2005—During 2006 and 2005, the markets for Lyondell’s ethylene and propylene oxide (“PO”) products generally continued to experience favorable supply and demand conditions. Refiners continued to experience tight supply and demand conditions in 2006 and 2005. Raw material costs averaged higher in 2006 compared to the already high levels experienced in 2005, resulting primarily from the effect of higher average crude oil prices. Despite increased volatility during 2006 and a decrease late in the year, crude oil prices averaged higher in 2006 compared to 2005.

Lyondell’s results for 2006 compared to 2005 primarily reflected a higher contribution from the refining segment that more than offset the effects of lower MTBE margins in the PO&RP segment. The improved contribution from refining results reflected Lyondell’s increased ownership of Houston Refining, the benefits of a new market-based crude oil contract and higher operating rates compared to 2005, which included the negative effects of planned and unplanned outages. EC&D segment operating results in 2006 compared to 2005 reflected higher average sales prices, which substantially offset higher costs, primarily higher raw material costs.

Methyl tertiary butyl ether (“MTBE”) profitability decreased during 2006 as a result of significantly lower margins over raw material costs compared to 2005, when the MTBE margins benefited from strong demand and tight gasoline supplies, which were exacerbated by industry supply disruptions caused by the U.S. Gulf Coast hurricanes. As discussed below, in the third quarter 2005, the U.S. Gulf Coast hurricanes, Katrina and Rita, disrupted market supply/demand balances as well as the operations of most Gulf Coast refiners and producers of ethylene and titanium dioxide.

Results for 2006 included pretax charges of $552 million, primarily for impairment of goodwill related to the inorganic chemicals segment, $176 million, representing Lyondell’s share of costs related to termination of Houston Refining’s previous crude supply agreement in connection with the purchase of CITGO’s interest, and $106 million related to impairment of the net book value of Lyondell’s idled Lake Charles, Louisiana ethylene plant. Results for 2006 also included a benefit from the settlement of disputes among Lyondell, CITGO, Petróleos de Venezuela, S.A. (“PDVSA”) and their respective affiliates, which resulted in net payments of $74 million to Lyondell. Results for 2005 included pretax charges of $195 million for impairment of the net book value of Lyondell’s Lake Charles, Louisiana, toluene diisocyanate (“TDI”) plant and related assets. See table in “Results of Operations – Net Income” section below.

2005 Versus 2004—In 2005, the chemical industry experienced improved profitability compared to 2004, despite higher crude oil and natural gas prices that pushed up raw material costs for most of the year and the disruptive effects of two major U.S. Gulf Coast hurricanes. Improvement in supply and demand balances, which began in mid-2004 continued into 2005. Tight gasoline markets in 2005 resulted in higher sales prices and margins for fuel products, including MTBE, compared to the already high levels experienced in 2004.

The U.S. Gulf Coast hurricanes, Katrina and Rita, negatively affected crude oil and natural gas supplies, as well as supplies of other raw materials, contributing to the increases in raw material prices in 2005. Supply/demand balances and prices were affected beginning in September 2005 as most Gulf Coast refiners and producers of chemicals suspended operations in preparation for the hurricanes, with some sustaining major damage as a result of the hurricanes. Lyondell’s Gulf Coast plants experienced only minor hurricane damage; however, Lyondell and Houston Refining suspended plant and refinery operations in preparation for Hurricane Rita, resulting in lost production and higher costs during 2005. Houston Refining also experienced problems restarting the refinery.

Lyondell’s results for 2005 compared to 2004 primarily reflected higher profitability in the EC&D and PO&RP segments that were partly offset by lower refining segment results. In the EC&D segment, 2005 results reflected higher average product margins compared to 2004, partly offset by the negative effects of hurricane-related costs and lower sales volumes. In the PO&RP segment, tight gasoline supplies, due to industry supply disruptions caused by the Gulf Coast hurricanes, and strong demand in 2005 resulted in significantly higher MTBE product margins compared to 2004. As noted above, earnings in 2005 reflected a pretax charge of $195 million for impairment of the net book value of Lyondell’s Lake Charles, Louisiana, TDI plant and related assets.

In 2005, Houston Refining was negatively affected by lost production and higher costs related to planned and unplanned outages, including the suspension of operations in preparation for Hurricane Rita and the subsequent problems in restarting the refinery.

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

The following table shows the average U.S. benchmark prices for crude oil and natural gas for the applicable three-year period, as well as benchmark U.S. sales prices for ethylene and propylene, which Lyondell produces and sells. Propylene is also a key raw material for Lyondell’s PO&RP business segment. The benchmark weighted average cost of ethylene production, which is reduced by co-product revenues, is based on CMAI’s estimated ratio of heavy liquid raw materials and NGLs used in U.S. ethylene production and is subject to revision. See discussion of the EC&D segment’s operating results below for additional details.

	Average Benchmark Price for the Year and Percent Change Versus Prior Year Average
	2006	Percent Increase (Decrease)	2005	Percent Increase	2004
Crude oil – dollars per barrel	66.03	17%	56.44	36%	41.42
Natural gas – dollars per million BTUs	6.42	(15)%	7.58	31%	5.78
Weighted average cost of ethylene production – cents per pound	31.08	5%	29.58	25%	23.68
Ethylene – cents per pound	48.08	9%	44.21	31%	33.75
Propylene – cents per pound	45.83	12%	40.75	28%	31.96

Although benchmark crude oil prices decreased late in 2006, benchmark crude oil prices averaged higher in 2006 compared to 2005 and averaged significantly higher in 2005 compared to 2004. Natural gas prices, which affect energy costs in addition to NGL-based raw materials, averaged lower in 2006 compared to 2005, and averaged significantly higher in 2005 compared to 2004. Despite the 2006 decrease in natural gas prices, NGL-based raw material prices averaged higher in 2006 than in 2005. As a result, overall raw material costs averaged higher in 2006 compared to 2005 and significantly higher in 2005 compared to 2004.

RESULTS OF OPERATIONS

Lyondell’s wholly-owned operations prior to the acquisition of Millennium in 2004 comprised the PO&RP segment. As a result of the acquisition of Millennium on November 30, 2004, Lyondell’s operating income also includes operations of wholly-owned subsidiaries Equistar and Millennium prospectively from December 1, 2004. Prior to the acquisition of Millennium, Lyondell’s activities in the EC&D segment were conducted through its investment in Equistar, accounted for using the equity method. Prior to Lyondell’s acquisition of CITGO’s 41.25% interest in Houston Refining on August 16, 2006, Lyondell’s activities in the refining business segment were conducted through its 58.75% interest in Houston Refining, accounted for using the equity method. As a result of the transaction, Houston Refining is a wholly-owned consolidated subsidiary, and Lyondell’s operating income includes the operations of Houston Refining prospectively from August 16, 2006.

Revenues—Lyondell’s revenues were $22,228 million in 2006, $18,606 million in 2005, and $5,946 million in 2004. The consolidation of Houston Refining in 2006 added $2,849 million to Lyondell’s 2006 revenues, while the consolidation of Equistar and Millennium added $12,038 million to 2005 revenues and $962 million to December 2004 revenues. The remaining increases of $773 million and $1,584 million, respectively, were primarily due to higher average product sales prices.

Cost of Sales—Lyondell’s cost of sales was $19,772 million in 2006, $16,494 million in 2005 and $5,464 million in 2004. The consolidation of Houston Refining added $2,326 million to cost of sales in 2006, while the consolidation of Equistar and Millennium added $10,700 million to cost of sales in 2005 and $808 million in December 2004. Cost of sales also included charges representing Lyondell’s exposure to industry losses expected to be underwritten by industry insurance consortia of $24 million, $49 million and $12 million in 2006, 2005 and 2004, respectively. The remaining increases of $977 million and $1,101 million, respectively, in 2006 and 2005 were primarily a result of continuing increases in the average prices of raw materials during the three-year period.

Asset Impairments—Asset impairments resulted in charges of $673 million in 2006, $210 million in 2005 and $4 million in 2004. Asset impairments included charges of $552 million primarily for impairment of goodwill related to the inorganic chemicals segment and $106 million for impairment of the net book value of Lyondell’s idled ethylene facility in Lake Charles, Louisiana in 2006 and, in 2005, $195 million for impairment of the net book value of Lyondell’s Lake Charles, Louisiana TDI plant.

SG&A Expenses—Selling, general and administrative (“SG&A”) expenses were $620 million in 2006, $543 million in 2005 and $287 million in 2004. Lyondell’s 2006 SG&A expenses included $12 million of Houston Refining’s SG&A expenses. The remaining increase in SG&A expenses in 2006 compared to 2005 was primarily due to higher employee compensation and benefit expense. Lyondell’s 2005 and December 2004 SG&A expenses included $329 million and $45 million, respectively, of SG&A expenses of Equistar and Millennium. The remaining decrease in SG&A expenses in 2005 compared to 2004 reflected lower 2005 incentive compensation expense, primarily due to a decrease in Lyondell’s common stock price.

In-Process Research and Development Charge—As part of the acquisition of Millennium, $64 million of the purchase price was allocated to the value of purchased in-process research and development (“IPR&D”). Accordingly, Lyondell’s 2004 results of operations included a pretax charge of $64 million for the value of the acquired IPR&D.

Operating Income—Lyondell had operating income of $1,069 million, $1,268 million and $86 million in 2006, 2005 and 2004, respectively. Lyondell’s 2006 operating income included Houston Refining’s operating income of $383 million from August 16, 2006, the effect of which was partially offset by lower product margins for MTBE in 2006 compared to 2005. Lyondell’s 2005 and December 2004 operating income included the operating income of Equistar and Millennium, which added $952 million and $38 million to operating income in 2005 and December 2004, respectively. The remaining improvement in 2005 compared to 2004 primarily reflected higher product margins for MTBE and PO and derivatives. In addition, operating income in 2006, 2005 and 2004 included the impairment charges of $673 million, $210 million and $4 million, respectively, discussed above. Lyondell’s 2004 operating income included a $64 million charge for purchased IPR&D.

Interest Expense—Interest expense was $631 million in 2006, $649 million in 2005 and $463 million in 2004. Lyondell’s interest expense in 2006 included $55 million of interest attributable to $2.65 billion of new debt primarily associated with the purchase of CITGO’s 41.25% interest in Houston Refining. Interest expense in 2005 included the interest expense of Equistar and Millennium for 2005 and December 2004, which added $286 million and $25 million, respectively, to interest expense. These increases in interest expense were more than offset by decreases in 2006 and 2005, which primarily reflected net repayments of more than $2.5 billion principal amount of debt from September 2004, $917 million of which related to repayments in 2006. See the “Financing Activities” section of “Financial Condition” below for a description of the issuance and repayment of debt during 2006 and 2005.

Interest Income—Interest income was $41 million in 2006, $46 million in 2005 and $14 million in 2004. Lyondell’s 2006 interest income included $2 million of Houston Refining’s interest income from August 16, 2006, while 2005 and 2004 interest income included the 2005 and December 2004 interest income of Millennium and Equistar, which totaled $27 million and $2 million, respectively.

Other Income (Expense), Net—Lyondell had other income, net, of $36 million in 2006 and other expense, net, of $39 million in 2005 and $11 million in 2004. Other income, net, in 2006 included net payments of $74 million received by Lyondell in settlement of all disputes among Lyondell, CITGO and PDVSA and their respective affiliates, partially offset by charges of $40 million related to the prepayment of $917 million of debt during 2006. Lyondell’s other expense, net, of $39 million in 2005 included $45 million of charges related to the prepayment of $1.1 billion of LCC debt and $353 million of Millennium debt during 2005, while other expense, net, of $11 million in 2004 included $18 million of charges related to the prepayment of $300 million of LCC debt during 2004.

Income from Equity Investment in Houston Refining—Prior to Lyondell’s August 16, 2006 purchase of CITGO’s 41.25% interest in Houston Refining, Lyondell’s income from its equity investment in Houston Refining was $73 million in 2006, $123 million in 2005 and $303 million in 2004. Houston Refining’s 2006 operating results included a $300 million charge related to termination of Houston Refining’s previous crude supply contract and an $8 million charge representing reimbursement of legal fees and expenses that had been paid by Lyondell on behalf of Houston Refining. Lyondell’s 58.75% share of these charges was $176 million and $5 million, respectively. See Note 9 to the Consolidated Financial Statements. Houston Refining’s operating results are reviewed in the discussion of the refining segment below.

Income from Equity Investment in Equistar—Effective December 1, 2004, Equistar became a wholly-owned subsidiary of Lyondell and is included in Lyondell’s consolidated operating results prospectively from that date. Through November 30, Lyondell’s equity investment in Equistar resulted in income of $141 million in 2004. See Note 8 to the Consolidated Financial Statements. Equistar’s operating results are reviewed further in the discussion of the EC&D segment below.

Income Tax—Lyondell’s 2006 effective income tax rate was 68.6% compared to 29% in 2005 and 30% in 2004. The effective income tax rate for 2006 primarily reflected the effect of the $545 million goodwill impairment charge, which was not deductible for income tax purposes. The effect of non-U.S. earnings that were effectively taxed at rates higher than the U.S. statutory rate was largely offset by the benefit of a reduction in the statutory income tax rate in The Netherlands and a tax deduction for qualified production activities under the American Jobs Creation Act of 2004. The effective income tax rate for 2005 reflected benefits from finalization of income tax liabilities related to prior years, partially offset by higher non-U.S. earnings that were effectively taxed at higher rates. The 2004 effective income tax rate of 30% reflected benefits that reduced taxes on non-U.S. income, including benefits associated with the internal financing of the Maasvlakte PO/SM plant construction. Also in 2004, the impact on the effective tax rate of the nondeductibility of the purchased in-process research and development costs resulting from the Millennium acquisition was largely offset by the benefit of a reduction in the statutory income tax rate in The Netherlands.

Net Income—Lyondell had net income of $186 million in 2006, $531 million in 2005 and $54 million in 2004. The following table summarizes the major components contributing to the 2006, 2005 and 2004 results of operations. Operating income included Houston Refining prospectively from August 16, 2006 and Millennium and Equistar prospectively from December 1, 2004. Income from Lyondell’s equity investment in Houston Refining in 2006 reflected the period from January 1, 2006 through August 15, 2006, while income from Lyondell’s equity investment in Equistar in 2004 reflected eleven months through November 30, 2004.

Millions of dollars	2006	2005	2004
Operating income (loss) of:
EC&D segment	$867	$950	$113
PO&RP segment	403	316	48
Refining segment	383	—	—
Inorganic chemicals segment	(567)	18	7
Other	(17)	(16)	(82)

Operating income	1,069	1,268	86
Income from equity investment in Houston Refining	73	123	303
Income from equity investment in Equistar	—	—	141
Interest expense, net	(590)	(603)	(449)
Other	41	(38)	(4)
Provision for income taxes	407	219	23

Net income	$186	$531	$54

Lyondell’s net income for the periods shown included the following previously discussed items:

Millions of dollars	2006	2005	2004
Pretax benefit (charge):
Goodwill and software impairment	$(552)	$—	$—
Lake Charles ethylene facility impairment	(106)	—	—
Lake Charles TDI facility impairment	—	(195)	—
Crude supply contract termination cost	(176)	—	—
Settlement with CITGO and PDVSA	70	—	—
Insurance–related charges, net	(10)	(58)	(12)
Debt retirement charges	(40)	(45)	(18)
IPR&D charge	—	—	(64)

Total pretax income effect	(814)	(298)	(94)
Tax effect of above items	94	104	33
Settlement of prior year income tax issues	—	61	—

Total reduction of net income	$(720)	$(133)	$(61)

Net income in 2006 compared to 2005 reflected a $552 million charge for impairment of goodwill and certain software costs related to the inorganic chemicals segment and lower MTBE profitability in Lyondell’s PO&RP segment, which were partly offset by the effect of increased ownership of Houston Refining and higher underlying operating results for Lyondell’s refining segment, including a new market-based crude oil contract. Refining segment operating results were negatively impacted in 2006 by Lyondell’s $176 million share of the $300 million cost to terminate Houston Refining’s previous crude supply agreement and in 2005 by planned and unplanned outages. Impairment charges in 2005 of $195 million negatively affected operating results for the EC&D segment.

The improvement in net income in 2005 compared to 2004 was primarily due to higher product margins in the EC&D and PO&RP segments, which were partly offset by the impairment charge of $195 million in the EC&D segment, hurricane-related effects and lower 2005 operating results at Houston Refining due to planned and unplanned outages.

Fourth Quarter 2006 versus Third Quarter 2006—Lyondell had a net loss of $321 million in the fourth quarter 2006 compared to net income of $57 million in the third quarter 2006. The fourth quarter 2006 included an after-tax charge of $549 million primarily for impairment of goodwill related to the inorganic chemicals segment, while the third quarter 2006 included $183 million of after-tax charges related to the Houston Refining acquisition and the Lake Charles ethylene facility impairment. Fourth quarter 2006 operating results reflected lower underlying operating results for Lyondell’s EC&D, PO&RP and inorganic chemicals segments and higher interest expense, which were partially offset by the effect of the increased ownership of Houston Refining. The operating results of the segments are reviewed in the Segment Analysis below.

Segment Analysis

Lyondell’s businesses are primarily in four reportable segments: EC&D, PO&RP, refining and inorganic chemicals. As a result of Lyondell’s purchase of CITGO’s 41.25% equity interest in Houston Refining and Lyondell’s resulting 100% ownership, the operations of Houston Refining are consolidated prospectively from August 16, 2006. Prior to August 16, 2006, Lyondell accounted for its investment in Houston Refining using the equity method.

The EC&D segment consists of the operations of Equistar, which became a wholly-owned subsidiary of Lyondell with the November 30, 2004 acquisition of Millennium, and the acetyls business of Millennium. Prior to November 30, 2004, Lyondell accounted for its investment in Equistar using the equity method. The PO&RP segment represents the operations of the former intermediate chemicals and derivatives segment of Lyondell, and the inorganic chemicals segment consists of Millennium’s TiO2 and related products business.

The following tables reflect selected financial information for Lyondell’s reportable segments.

Millions of dollars	2006	2005	2004
Sales and other operating revenues:
EC&D segment	$13,247	$12,191	$990
PO&RP segment	7,019	6,568	4,984
Refining segment	3,148	—	—
Inorganic chemicals segment	1,354	1,360	97
Other, including intersegment eliminations	(2,540)	(1,513)	(125)

Total	$22,228	$18,606	$5,946

Operating income (loss):
EC&D segment	$867	$950	$113
PO&RP segment	403	316	48
Refining segment	383	—	—
Inorganic chemicals segment	(567)	18	7
Other, including intersegment eliminations	(17)	(16)	(82)

Total	$1,069	$1,268	$86

Income from equity investments:
Houston Refining	$73	$123	$303
Equistar Chemicals, LP			141

Ethylene, Co-products and Derivatives Segment

Overview—In its EC&D segment, Lyondell manufactures and markets ethylene and its co-products, primarily propylene, butadiene and aromatics, which include benzene and toluene. Lyondell also manufactures and markets ethylene derivatives, primarily polyethylene (including high density polyethylene (“HDPE”), low density polyethylene (“LDPE”) and linear-low density polyethylene (“LLDPE”)), ethylene glycol, ethylene oxide (“EO”) and other EO derivatives, and ethanol as well as polypropylene. In the EC&D segment, Lyondell also manufactures and markets fuel products, such as methyl tertiary butyl ether (“MTBE”) and alkylate, as well as acetyls, such as vinyl acetate monomer (“VAM,” which also is a derivative of ethylene), acetic acid and methanol.

U.S. market demand for ethylene increased an estimated 5% in 2006 compared to 2005 and decreased 6% in 2005 compared to 2004. For polyethylene, U.S. market demand increased an estimated 5% in 2006 compared to 2005 and decreased 4% in 2005 compared to 2004. The 2005 decreases in demand compared to 2004 were due primarily to the effects of the U.S. Gulf Coast hurricanes.

EC&D segment operating results for 2006 reflected the benefits of higher sales prices, including significantly higher co-product and polyethylene sales prices, which substantially offset higher costs, primarily higher raw material costs, compared to 2005. Results for 2006 included the pretax charge of $106 million related to impairment of the net book value of the idled Lake Charles, Louisiana ethylene facility.

As summarized in the table below, the EC&D segment includes the operations of the Millennium acetyls business and consolidates the operations of Equistar prospectively from December 1, 2004. The following table sets forth sales and other operating revenues, operating income and selected product sales volumes. Sales volumes for the Equistar products (ethylene and derivatives, polyethylene, co-products and aromatics) in 2004 are shown on a 100% basis. Sales volumes for acetyls reflect volumes since December 1, 2004.

	For the year ended December 31,
	2006	2005	2004
Millions of dollars
Sales and other operating revenues:
EC&D segment	$13,247	$12,191	$990
Acetyls, included above	481	504	46
Operating income:
EC&D segment	867	950	113
Acetyls, included above	44	26	8

Sales Volumes, in millions
Ethylene and derivatives (pounds)	11,447	11,389	11,261
Polyethylene volumes included above (pounds)	5,546	5,345	5,703
Acetyls’ VAM volumes included above (pounds)	664	712	67
Co-products, non-aromatic (pounds)	8,247	7,749	7,942
Aromatics (gallons)	358	412	377

Compared to business conditions in 2004 when it was not a part of Lyondell, the acetyls business was negatively affected in 2005 by higher raw material and energy costs, due to higher ethylene and natural gas prices, and lower sales volumes, resulting from weaker demand. These negative effects were only partly offset by the benefits of higher average product sales prices.

In the following reviews, 2005 operating results of Equistar on a stand-alone basis are compared to 2004 Equistar results. Consequently, the review of 2005 compared to 2004 excludes the acetyls business and any effect of Lyondell’s accounting for its acquisition of Millennium and its resultant acquisition of Equistar.

The following table sets forth sales and other operating revenues and operating income for Equistar on a 100% basis.

	For the year ended December 31,
	2005	2004
Millions of dollars
Sales and other operating revenues	$11,686	$9,316
Operating income	968	494

Equistar’s 2005 average product margins were higher compared to 2004. The benefit of the higher average product margins was partly offset by the negative effects of hurricane-related costs and lower sales volumes.

Revenues—Lyondell’s EC&D revenues of $13,247 million in 2006 were 9% higher compared to EC&D revenues of $12,191 million in 2005. The higher revenues in 2006 reflected the effects of higher average sales prices compared to 2005. Ethylene and derivative sales volumes in 2006 were comparable to 2005. As noted in the table below, benchmark sales prices averaged higher in 2006 compared to 2005.

Equistar’s revenues of $11,686 million in 2005 increased 25% compared to revenues of $9,316 million in 2004. The increase in 2005 reflected higher average sales prices, partially offset by lower sales volumes. As noted in the table below, benchmark sales prices for ethylene, propylene and HDPE averaged significantly higher in 2005 compared to 2004, while benzene average sales prices in 2005 were comparable to 2004. Ethylene and derivative sales volumes were 5% lower in 2005 compared to 2004.

	Average Benchmark Price for the Year and Percent Change Versus Prior Year Average
	2006	Percent Increase	2005	Percent Increase	2004
Ethylene – cents per pound	48.08	9%	44.21	31%	33.75
Propylene – cents per pound	45.83	12%	40.75	28%	31.96
Benzene – cents per gallon	326.33	13%	289.88	1%	287.96
HDPE – cents per pound	71.42	6%	67.29	23%	54.75

Operating Income—Lyondell’s EC&D segment had operating income of $867 million in 2006 compared to $950 million in 2005. The decrease in 2006 was primarily due to the $106 million impairment charge. Higher 2006 costs, primarily higher raw material costs, were substantially offset by higher average sales prices including significantly higher co-product and polyethylene sales prices, compared to 2005. The increase in 2006 operating results for the acetyls business was primarily attributable to higher product margins.

Equistar had operating income of $968 million in 2005 compared to $494 million in 2004, a 96% increase. The improvement was primarily the result of higher average product margins. The benefit of the higher 2005 average product margins was partly offset by the negative effects of hurricane-related costs and lower sales volumes. Hurricane-related costs included $20 million of charges, representing Equistar’s exposure to industry losses expected to be underwritten by industry insurance consortia, and $19 million of costs incurred in conjunction with suspending and restarting operations.

Fourth Quarter 2006 versus Third Quarter 2006—EC&D segment fourth quarter 2006 operating income of $214 million compares to operating income of $173 million in the third quarter 2006, which included the impairment charge of $106 million. Fourth quarter 2006 underlying operating results reflected lower average sales prices, which were only partly offset by lower raw material costs. Fourth quarter 2006 sales volumes for ethylene and derivatives were comparable to the third quarter 2006. Fourth quarter 2006 operating results for the acetyls business were approximately $15 million higher compared to the third quarter 2006, due primarily to higher product margins.

Propylene Oxide and Related Products Segment

Overview—The PO&RP segment manufactures and markets PO; PO derivatives, such as propylene glycol (“PG”), propylene glycol ethers (“PGE”), and butanediol (“BDO”); TDI; styrene, and tertiary butyl alcohol (“TBA”) and its derivatives, MTBE, ethyl tertiary butyl ether (“ETBE”) and isobutylene. Styrene and TBA are co-products of Lyondell’s two major PO production processes, referred to as PO/SM and PO/TBA.

PO&RP segment operating results for 2006 compared to 2005 were negatively affected by significantly lower MTBE product margins, lower styrene product margins and the effects of planned and unplanned outages associated with the installation of equipment at a U.S. MTBE plant to enable future iso-octene production. The plant began producing iso-octene during the fourth quarter of 2006, but experienced equipment limitations that negatively affected operability and reliability. As a result, the plant has returned to MTBE production while the modifications necessary to ensure reliable iso-octene production are defined. MTBE currently has a profit contribution comparable to iso-octene. These negative effects were partly offset by improved 2006 TDI operating results as higher 2006 product margins and the shutdown of the Lake Charles TDI facility in 2005 reduced the level of operating losses in 2006 compared to the losses sustained in 2005. Operating results for PO and derivatives were comparable. The 2005 PO&RP segment operating results also included the $195 million charge related to the impairment of the net book value of the Lake Charles TDI facility.

In 2005, tight gasoline supplies and strong demand, particularly in the third quarter as a result of the Gulf Coast hurricanes, resulted in significantly higher MTBE product margins compared to 2004. In addition, higher average sales prices for PO and derivatives resulted in higher product margins in 2005 compared to 2004. These benefits were partly offset by weaker TDI operating results in 2005 and the $195 million impairment charge. Styrene results improved slightly compared to 2004 on higher sales volumes.

The following table sets forth the PO&RP segment’s sales and other operating revenues (which include processed volumes and purchases for sale), operating income, product sales volumes and average benchmark market prices for raw material propylene.

	For the year ended December 31,
	2006	2005	2004
Millions of dollars
Sales and other operating revenues	$7,019	$6,568	$4,984
Operating income	403	316	48

Sales Volumes, in millions
PO and derivatives (pounds)	3,193	3,236	3,330
Co-products:
SM (pounds)	4,248	3,885	3,720
MTBE and other TBA derivatives (gallons)	1,188	1,178	1,114

Average Benchmark Price
Propylene:
United States – cents per pound	45.83	40.75	31.96
Europe – euros per metric ton	826	710	551

Revenues—Revenues of $7,019 million in 2006 were 7% higher compared to revenues of $6,568 million in 2005. The increase in revenues in 2006 was primarily due to the effect of higher average sales prices for most products and, to a lesser extent, higher sales volumes for styrene. Sales volumes for styrene were 9% higher in 2006 compared to 2005, while sales volumes for TDI were 28% lower in 2006, compared to 2005, due primarily to the shutdown of the Lake Charles, Louisiana TDI facility late in 2005. Sales volumes for PO & derivatives and MTBE in 2006 and 2005 were comparable.

Revenues of $6,568 million in 2005 increased 32% compared to revenues of $4,984 million in 2004. The increase in revenues was primarily due to higher average sales prices, as well as higher overall sales volumes. Sales volumes in 2005 compared to 2004 increased 6% for MTBE and other TBA derivatives, decreased 3% for PO and derivatives, and increased 4% for styrene.

Operating Income—The PO&RP segment had operating income of $403 million in 2006 compared to $316 million in 2005, which included the $195 million impairment charge. MTBE profitability decreased approximately $200 million as 2006 product margins were significantly lower compared to the high levels experienced in 2005. Styrene operating results were approximately $40 million lower in 2006, primarily as a result of lower product margins compared to 2005. Although still a loss, TDI improved approximately $135 million compared to 2005, excluding the 2005 impairment charge, due to lower ongoing operating costs, resulting from the late 2005 shutdown of the Lake Charles TDI facility, as well as higher prices. PO and derivative results in 2006 were comparable to 2005.

Operating income was $316 million in 2005 compared to $48 million in 2004. The increase was primarily due to higher product margins for MTBE and for PO and derivatives in 2005 compared to 2004. MTBE contributed approximately $325 million and PO and derivatives contributed approximately $200 million to the improvement in operating income in 2005. These improvements were partly offset by the $195 million impairment charge and by TDI operating losses.

Fourth Quarter 2006 versus Third Quarter 2006—The PO&RP segment had operating income of $45 million in the fourth quarter 2006 compared to $133 million in the third quarter 2006. Approximately $70 million of the $88 million decrease was due to a combination of seasonally lower MTBE product margins in the fourth quarter 2006 and planned and unplanned outages related to the equipment installation at the U.S. MTBE facility. PO and derivative operating results in the fourth quarter 2006 were approximately $20 million lower primarily due to scheduled maintenance turnaround costs and lower sales volumes compared to the third quarter 2006, while TDI operating results improved approximately $15 million due primarily to higher product margins. Styrene operating results in the fourth quarter 2006 were comparable to the third quarter 2006.

Refining Segment

Overview—The following refining segment discussion is based on the operating results of Houston Refining on a 100% basis (see Notes 3 and 9 to the Consolidated Financial Statements).

Houston Refining produces refined petroleum products, including gasoline, ultra low sulfur diesel, jet fuel, aromatics and lubricants. PDVSA Petróleo, S.A. (“PDVSA Oil”) supplies heavy, high sulfur Venezuelan crude oil to Houston Refining under a long-term contract (see Note 20 to the Consolidated Financial Statements). Under both the former crude supply agreement (“CSA”) and the current crude oil contract, the refining segment purchases 230,000 barrels per day of heavy, high sulfur crude oil, which constitutes approximately 86% of its rated crude oil refining capacity of 268,000 barrels per day. Houston Refining generally purchases the balance of its crude oil requirements on the spot market. Profit margins on spot market crude oil historically were more volatile and, in recent years, were higher than margins on CSA crude oil. The pricing under the new crude oil contract is market based.

Houston Refining operating results in 2006 compared to 2005 reflected the benefits of the new market-based crude oil contract for the last five months of 2006, ongoing tight supply and demand conditions and more reliable operations. Results in 2006 included a $300 million pretax charge related to the termination of the CSA.

In 2005, refining operations were affected negatively by lost production and costs related to suspending operations in preparation for Hurricane Rita and related problems in restarting. Refinery processing rates also reflected the negative impact of a major planned maintenance turnaround and unplanned outages in the second quarter 2005.

Lyondell is pursuing claims for insurance recoveries for the effects on Houston Refining of the 2005 hurricane-related business interruption and related costs. Lyondell recognized a benefit for partial resolution of insurance claims in 2006 of $14 million, which was net of CITGO’s share of $6 million. CITGO will share in future recovery of these insurance claims.

The following table sets forth Houston Refining’s sales and other operating revenues, net income, sales volumes for refined products and crude processing rates for the periods indicated.

	For the year ended December 31,
	2006	2005	2004
Millions of dollars
Sales and other operating revenues	$8,858	$6,741	$5,603
Operating income	528	232	516

Thousands of barrels per day
Refined products sales volumes:
Gasoline and components	113	104	118
Diesel and heating oil	90	80	95
Jet fuel	16	13	17
Aromatics	7	8	8
Other refined products	117	86	96

Total refined products sales volumes	343	291	334

Crude processing rates	270	217	265

Revenues—Revenues of $8,858 million in 2006 were 31% higher compared to revenues of $6,741 million in 2005. The increase in revenues in 2006 was due to the effect of higher average refined product sales prices, driven largely by higher crude oil prices, and the effect of 18% higher sales volumes. The higher sales volumes reflected the 24% higher crude processing rates compared to 2005, which was negatively affected by the third quarter Gulf Coast hurricanes and the subsequent problems restarting production and the second quarter 2005 maintenance activity and equipment failures.

Revenues of $6,741 million in 2005 increased 20% compared to revenues of $5,603 million in 2004. The increases in revenue were due to higher average refined product sales prices, driven largely by the stronger diesel and gasoline markets and higher crude oil prices, partly offset by lower sales volumes. Refined product sales prices averaged 39% higher in 2005 than in 2004. Sales volumes decreased 13% in 2005 compared to 2004, reflecting the lower crude processing rates, which decreased 18% as a result of the planned and unplanned outages during 2005.

Operating Income—Including operating income of $383 million since the acquisition by Lyondell on August 16, 2006, Houston Refining had operating income of $528 million in 2006 compared to $232 million in 2005. Operating results in 2006 included a pretax charge of $300 million related to the termination of the CSA. The underlying operations in 2006 benefited from the effect of the new market-based crude oil contract as well as from higher crude oil margins and crude processing rates compared to 2005, which was negatively affected by planned and unplanned outages and the third quarter Gulf Coast hurricanes.

Operating income was $232 million in 2005 compared to $516 million in 2004. The decrease was primarily due to the negative effects of lost production and costs related to the planned and unplanned outages. In addition, higher natural gas prices in 2005 compared to 2004 negatively affected CSA crude margins. These negative factors were only partly offset by the benefit of higher 2005 margins on spot crude oil volumes.

Fourth Quarter 2006 versus Third Quarter 2006—Houston Refining had operating income of $301 million in the fourth quarter 2006 compared to an operating loss of $98 million in the third quarter 2006. Third quarter 2006 operating results included the $300 million charge related to the termination of the CSA, while the fourth quarter 2006 included a benefit of $14 million related to the settlement of a portion of outstanding insurance claims. The improvement in the underlying operations in the fourth quarter 2006 reflected the favorable effects of operating a full quarter under the new market-based crude oil contract, the timing of purchases and sales and a favorable mix of Venezuelan crude oil compared to the third quarter 2006. Additionally, higher crude processing rates and higher premium product margins contributed to the improvement compared to the third quarter 2006. Total crude oil processing rates averaged 270,000 barrels per day, an increase of 5,000 barrels per day compared to the third quarter 2006.

Inorganic Chemicals Segment

Overview—Lyondell’s inorganic chemicals segment consists of the titanium dioxide (“TiO2”) and related products business of Millennium, which became a wholly-owned subsidiary of Lyondell on November 30, 2004. This segment’s operating results are included in Lyondell’s Consolidated Statements of Income prospectively from December 1, 2004. On February 26, 2007, Lyondell announced that it has signed an agreement for a proposed sale of Lyondell’s worldwide inorganic chemicals business (see Note 26 to the Consolidated Financial Statements).

Demand for TiO2 in 2006 was negatively affected by a weaker U.S. housing market during the latter half of 2006. Operating results for the inorganic chemicals segment in 2006 were negatively affected by the $552 million charge primarily for goodwill impairment, higher raw material and utility costs compared to 2005, as well as by production problems primarily at a plant in the U.K. Compared to 2005, product sales prices in 2006 were moderately higher. The 2005 operating results were negatively affected by inventory reduction efforts, including reduced plant operating rates, which were initiated in the third quarter 2005 in response to weak 2005 demand.

The following table sets forth the inorganic chemicals segment’s sales and other operating revenues, operating income and TiO2 sales volumes. Sales and other operating revenues, operating income and sales volumes for 2004 are presented prospectively from November 30, 2004.

	For the year ended December 31,
	2006	2005	2004
Millions of dollars
Sales and other operating revenues	$1,354	$1,360	$97
Operating income (loss)	(567)	18	7

Sales Volumes
TiO2 (thousands of metric tons)	594	618	45

Revenues—Revenues of $1,354 million in 2006 were comparable to revenues of $1,360 million in 2005. Revenues in 2006 reflected the effects of 4% higher average U.S. dollar sales prices that were offset by the effect of 4% lower sales volumes compared to 2005. Sales volumes in 2006 were lower compared to 2005 as a result of lower U.S. demand and production problems, primarily at a U.K. plant.

The inorganic chemicals segment had revenues of $1,360 million in 2005. Compared to conditions in 2004 when the business was not a part of Lyondell, 2005 revenues reflected 9% higher average sales prices that were substantially offset by the negative effects of 7% lower sales volumes. Sales volumes were lower in 2005 despite the positive effect of hurricane-related supply disruptions at another TiO2 producer’s facility during part of 2005. The lower 2005 sales volumes compared to 2004 reflected weaker 2005 demand and Millennium’s 2004 efforts to reduce inventory levels through a strong sales volume push.

Operating Income—The inorganic chemicals segment had an operating loss of $567 million in 2006 compared to operating income of $18 million in 2005. The decrease in 2006 was primarily attributable to the goodwill impairment charge as well as higher production costs reflecting higher raw material, distribution and utility costs and the effect of the operating problems in the U.K., which were only partly offset by higher average sales prices compared to 2005.

The inorganic chemicals segment had operating income of $18 million in 2005. Compared to conditions in 2004 when the business was not a part of Lyondell, operating results for the inorganic chemicals segment in 2005 reflected benefits from higher sales prices, offset by the negative effects of lower sales volumes as a result of weaker TiO2 demand and Lyondell’s inventory reduction efforts, which included reduced plant operating rates. The reduced plant operating rates in 2005 lowered earnings by approximately $20 million.

Fourth Quarter 2006 versus Third Quarter 2006—The inorganic chemicals segment had an operating loss of $587 million in the fourth quarter 2006 compared to a $5 million loss in the third quarter 2006. The fourth quarter 2006 increase in operating losses primarily reflected the goodwill impairment charge as well as the effect of lower sales volumes and $20 million of higher costs related to planned and unplanned outages in the fourth quarter 2006. The lower sales volumes were primarily due to lower U.S. demand reflecting normal seasonal trends and lower housing demand. Sales prices in the quarters were comparable as higher average sales prices in Europe and Asia were offset by lower average sales prices in the U.S.

FINANCIAL CONDITION

The following operating, investing and financing activities reflect the consolidation of Houston Refining prospectively from August 16, 2006 and of Millennium and Equistar prospectively from December 1, 2004.

Operating Activities—Operating activities provided cash of $1,222 million in 2006, $1,594 million in 2005 and $354 million in 2004. The decrease in 2006 compared to 2005 was primarily due to a net increase in the main components of working capital – accounts receivable and inventory, net of accounts payable – in 2006, which used cash of $384 million compared to a net decrease in 2005 that provided cash of $42 million. The negative cash flow effect of these working capital items was partly offset by the of higher net income in 2006, including the effect of consolidating Houston Refining effective August 16, 2006, which increased 2006 net income by approximately $150 million.

The net increase in working capital in 2006 was primarily due to increases of $236 million and $95 million in inventory and accounts receivable, respectively, and a $53 million decrease in accounts payable. A significant portion of the increase in inventory was due to higher volumes of water-borne cargos in transit at December 31, 2006 compared to December 31, 2005 and the effect of the conversion to provide iso-octene production flexibility at a U.S. MTBE facility. The increase in accounts receivable reflected the effects of a $175 million decrease in the outstanding amount of accounts receivable sold under the accounts receivable sales facilities partly offset by a decrease in Houston Refining accounts receivable due to a decrease in product sales prices from the date of acquisition to December 31, 2006. The decrease in accounts payable is also related to Houston Refining and reflects a decrease in the price of crude oil from the date of acquisition to December 31, 2006.

The net decrease in the main components of working capital of $42 million in 2005 was due to a $292 million increase in the accounts payable balance that was partly offset by a $156 million increase in accounts receivable and a $94 million increase in inventory balances. The $292 million increase in the accounts payable balance primarily reflected higher purchase prices for raw materials and energy, reflecting the effects of a 36% increase in crude oil prices and a 31% increase in natural gas prices, comparing December 31, 2005 and 2004. The $156 million increase in the accounts receivable balance primarily reflected higher average sales prices in 2005 compared to 2004. Inventories increased $94 million due primarily to a slowdown in EC&D segment sales late in 2005.

In addition, prior to January 2006, discounts were offered to certain customers for early payment for product. As a result, some receivable amounts were collected in December 2005 and 2004 that otherwise would have been expected to be collected in January 2006 and 2005, respectively. This included collections of $84 million and $66 million in December 2005 and 2004, respectively, related to receivables from Occidental Chemical Corporation, a subsidiary of Occidental Petroleum Corporation (together with its subsidiaries and affiliates, collectively “Occidental”).

Cash flows provided by operating activities in 2005 included $1,322 million provided by the operations of Equistar and Millennium. In December 2004, cash flows provided by the operations of Equistar and Millennium were $154 million.

Investing Activities—Investing activities used cash of $2,868 million in 2006 and $211 million in 2005, and provided cash of $424 million in 2004.

In 2006, Lyondell purchased CITGO’s 41.25% interest in Houston Refining, making cash payments of $2,558 million, less cash acquired of $53 million. The cash payments of $2,558 million consisted of: $1,629 million for acquisition of the 41.25% interest in Houston Refining, the acquisition of working capital of $145 million, $445 million to repay and terminate Houston Refining’s $450 million term loan facility, including accrued interest of $4 million, $39 million to repay a loan payable to CITGO, including $4 million of accrued interest, and $300 million related to the termination of the previous crude supply agreement. As part of the transaction, Houston Refining and PDVSA Oil terminated the previous crude supply agreement and entered into a new crude oil contract. See “Financing Activities” below for related financing activities and “Liquidity and Capital Resources” for a description of the new crude oil contract.

The use of cash in 2005 reflected the effect of including a full year of Equistar’s and Millennium’s capital expenditures and higher cash contributions to Houston Refining for capital. The cash provided by investing activities in 2004 reflected the acquisition of Millennium, which resulted in the consolidation of Millennium’s and Equistar’s cash balances as of November 30, 2004, totaling $452 million.

The following tables summarize the capital expenditures and 2007 planned capital spending of, respectively, Lyondell’s business segments, Lyondell and its principal joint ventures, Houston Refining and Equistar, both on a 100% basis, and Lyondell and its proportionate share of its joint ventures’ spending.

Millions of dollars	Plan 2007	2006	2005	2004
Capital expenditures by segment -joint ventures on a 100% basis:
EC&D	$205	$175	$155	$101
PO&RP (a)	80	90	56	58
Refining	150	238	176	71
Inorganic chemicals	55	54	53	5
Other	10	5	5	—

Total capital expenditures and contributions to PO joint ventures – 100% basis	$500	$562	$445	$235

Capital expenditures by entity - joint ventures on a 100% basis :
Lyondell (b)	$486	$400	$249	$70
Houston Refining – 100% through August 15, 2006	—	140	176	71
Equistar – 100% through November 30, 2004	—	—	—	85

Total capital expenditures	486	540	425	226
Contributions to PO joint ventures	14	22	20	9

Total capital expenditures and contributions to PO joint ventures – 100% basis	$500	$562	$445	$235

Capital expenditures – Lyondell proportionate share:
Lyondell (b)	$486	$400	$249	$70
Houston Refining – 58.75% through August 15, 2006	—	82	103	42
Equistar – 70.5% through November 30, 2004	—	—	—	60

Total capital expenditures	486	482	352	172
Contributions to PO joint ventures	14	22	20	9

Total capital expenditures and contributions to PO joint ventures – proportionate share	$500	$504	$372	$181

_________

(a)	The PO&RP segment amounts include contributions to the U.S. and European PO Joint Ventures.

(b)	Represents Lyondell’s consolidated capital expenditures. Houston Refining’s capital expenditures are included in Lyondell’s capital expenditures from August 16, 2006, while Equistar’s and Millennium’s are included from December 1, 2004.

The higher 2006 and 2005 capital expenditure levels primarily reflected spending on environmental and regulatory compliance projects including air emission reductions, wastewater management and low sulfur fuel regulations. The lower 2007 planned capital expenditures reflect the completion or near completion of the projects related to environmental and regulatory requirements. In addition to environmental and regulatory requirements, the 2007 capital plan includes and the 2006 capital expenditures included spending for base plant support, projects to improve manufacturing efficiency and projects directed toward profit enhancement.

The following table summarizes Lyondell’s cash distributions from and cash contributions to its principal joint venture affiliates, including Houston Refining through August 15, 2006 and Equistar through November 30, 2004:

Millions of dollars	2006	2005	2004
Cash distributions from joint venture affiliates:
Houston Refining	$190	$303	$385
Equistar	—	—	120
Other	—	3	14

Total distributions	190	306	519
Less: Distributions of earnings from affiliates	73	123	424

Distributions in excess of earnings from affiliates	$117	$183	$95

Cash contributions to joint venture affiliates:
Houston Refining	$64	$128	$44
PO Joint Ventures, including working capital	22	20	9

Total	$86	$148	$53

Houston Refining’s lower 2006 cash distributions to Lyondell and Lyondell’s lower 2006 cash contributions to Houston Refining are due to Lyondell’s consolidation of Houston Refining effective August 16, 2006. Houston Refining’s 2005 cash distributions to Lyondell of $303 million decreased from $385 million in 2004 because of Houston Refining’s lower 2005 operating cash flow, which was primarily attributable to the effects of Hurricane Rita. Lyondell’s cash contributions to Houston Refining increased to $128 million in 2005 from $44 million in 2004 due to Houston Refining’s higher 2005 capital expenditures.

Financing Activities—Financing activities provided cash of $1,491 million in 2006 and used cash of $1,580 million in 2005 and $416 million in 2004. The cash provided in the 2006 period primarily reflected borrowing to finance Lyondell’s purchase of CITGO’s 41.25% interest in Houston Refining, partly offset by repayments of debt. Cash used by financing activities in 2005 and 2004 primarily reflected prepayment of long-term debt. Lyondell intends to continue to reduce debt as market conditions permit.

During August 2006, LCC entered into a new senior secured credit facility that included a $2.65 billion, seven-year term loan and an $800 million, five-year revolving credit facility, incurring transaction costs of $43 million. The purchase of CITGO’s 41.25% interest in Houston Refining was financed with $2,601 million of the proceeds of the term loan. The $800 million, five-year revolving credit facility replaced LCC’s existing $475 million senior secured revolving credit facility and Houston Refining’s $150 million senior secured revolving credit facility. In September 2006, LCC increased the amount under the revolving credit facility from $800 million to $1,055 million and reduced the then-current interest rate on the term loan from LIBOR plus 2% to LIBOR plus 1.75%.

In September 2006, LCC issued $875 million of 8% Senior Unsecured Notes due 2014 and $900 million of 8.25% Senior Unsecured Notes due 2016. Lyondell used the net proceeds to repay $875 million of the seven-year term loan and to purchase the remaining $849 million principal amount of LCC’s 9.625% Senior Secured Notes, Series A, due 2007, paying a premium of $20 million. In December 2006, Lyondell called and purchased the remaining $430 million principal amount of LCC’s 9.5% Senior Secured Notes due 2008 and paid a premium of $10 million.

Also, in 2006, Equistar repaid the $150 million of 6.5% Notes outstanding, which matured in February 2006; Millennium purchased $158 million principal amount of its 7% Senior Notes due 2006, paying a premium of $2 million, and $85 million principal amount of 9.25% Senior Notes due 2008, paying a premium of $5 million; and LCC purchased $50 million principal amount of 9.625% Senior Secured Notes, Series A due 2007, paying a premium of $2 million. Other significant reductions of debt in 2006 included $29 million principal amount of Millennium’s Australian term loan.

In January 2006, a U.K. subsidiary of Millennium entered into a new €60 million, five-year, revolving credit facility. See “Liquidity and Capital Resources” below.

During 2005, LCC prepaid: $300 million of its 9.5% Senior Secured Notes due 2008 and the remaining $700 million of the 9.875% Senior Secured Notes, Series B, due 2007; paid an aggregate of $36 million in prepayment premiums; purchased $1 million of its 9.625% Senior Secured Notes, Series A, due 2007; and paid, at maturity, $100 million of its 9.375% Debentures due 2005. Also in 2005, Millennium purchased $342 million principal amount of its 7% Senior Notes due 2006, $13 million of the 9.25% Senior Notes due 2008 and $1 million of the 7.625% Senior Debentures due 2026, paying total premiums of $10 million.

In August 2005, Millennium amended and restated its $150 million credit facility, replacing it with a $125 million U.S. revolving credit facility, a $25 million Australian revolving credit facility, and a $100 million Australian senior term loan, all of which mature in August 2010. See the “Millennium Debt” section of “Liquidity and Capital Resources” for a description of the new credit facilities. The U.S. revolving credit facility and the Australian revolving credit facility are used for liquidity and general corporate purposes. The Australian term loan facilitated the repatriation of non-U.S. earnings and returns of investment that were primarily used to reduce Millennium indebtedness as discussed above.

In 2004, LCC prepaid $300 million of the 9.875% Senior Secured Notes, Series B, due 2007, and paid $15 million in prepayment premiums.

During the three-year period ended December 31, 2006, LCC amended and subsequently replaced its senior secured revolving credit facility, and amended its previous revolving credit facilities, its indentures and its accounts receivable sales facility; Equistar amended its inventory-based revolving credit facility and its accounts receivable sales facility; and Millennium amended its $150 million senior secured revolving credit facilities, the previous credit facility and the indenture governing the 4% Convertible Senior Debentures. See the “LCC Debt and Accounts Receivable Sales Facility,” “Equistar Debt and Accounts Receivable Sales Facility” and “Millennium Debt” sections of “Liquidity and Capital Resources” for descriptions of these amendments.

Lyondell paid quarterly cash dividends of $0.225 per share of common stock totaling $223 million in 2006, $222 million in 2005 and $127 million in 2004. The increase in 2005 reflected the issuance of 63.1 million shares in connection with the November 30, 2004 acquisition of Millennium. In addition, through December 31, 2004, Lyondell had two series of common stock outstanding, common stock and Series B common stock. Lyondell elected to pay the regular quarterly dividends on each share of outstanding Series B common stock in kind in the form of shares of Series B common stock. In December 2004, Lyondell elected to convert the 38.6 million outstanding shares of Series B common stock, owned by Occidental Chemical Holding Corporation (“OCHC”), into common stock, which also increased Lyondell’s cash dividend payments beginning in 2005.

OCHC owns an 8.5% equity interest in Lyondell. Lyondell provides registration rights to OCHC and its permitted transferees with respect to shares of Lyondell’s common stock issued to OCHC (1) as a dividend, (2) upon conversion of the Series B common stock (which conversion occurred on December 31, 2004) or (3) upon exercise of a warrant held by OCHC for the purchase of 5 million shares of Lyondell common stock for $25 per share. In January 2007, OCHC notified Lyondell that it was exercising the warrant. The terms of the warrant provided that Lyondell could elect to net settle the exercise by delivering that number of shares of Lyondell common stock having a market value equal to the difference between the exercise price and the market price. In February 2007, pursuant to the terms of the warrant, OCHC received a net payment of 682,210 shares of Lyondell common stock, having a value of $20 million.

Proceeds from the exercise of stock options totaled $27 million, $48 million and $25 million in 2006, 2005 and 2004, respectively.

Liquidity and Capital Resources—Lyondell’s total debt, including current maturities, as of December 31, 2006 of $8.0 billion, or approximately 71% of total capitalization, included $2.65 billion issued in 2006 in connection with Lyondell’s acquisition of CITGO’s 41.25% of Houston Refining. Lyondell has repaid more than $2.5 billion principal amount of debt from September 2004 with $1.4 billion of the payments occurring during 2005 and $917 million during 2006. Scheduled maturities accounted for only $260 million of the payments. Lyondell intends to continue to reduce debt as market conditions permit.

Lyondell’s ability to continue to pay or refinance its debt will depend on future operating performance, which could be affected by general economic, financial, competitive, legislative, regulatory, business and other factors, many of which are beyond its control. However, Lyondell believes that conditions will be such that cash balances, cash generated from operating activities, including access to 100% of Houston Refining’s operating cash flows, Lyondell’s ability to move cash among its wholly-owned subsidiaries, and funds from lines of credit will be adequate to meet anticipated future cash requirements, including scheduled debt repayments, necessary capital expenditures, ongoing operations and dividends.

In April 2006, Lyondell was granted an arbitration award related to a commercial dispute with Bayer. The award, which was not reflected in 2006 earnings, pertains to several issues related to the U.S. PO and PO technology joint ventures and included declaratory judgment in Lyondell’s favor concerning interpretation of the contract provisions at issue. Lyondell was awarded $121 million through June 30, 2005, plus interest and costs of arbitration. Additional amounts subject to finalization could include pre-award and post-award interest and attorney fees, costs and expenses. In August 2006, Lyondell filed a motion in federal district court in Texas to enforce the award, and Bayer subsequently filed motions and other proceedings to vacate or otherwise attack the arbitration award. These motions and proceedings are still pending.

Lyondell’s property and business interruption insurance claims, which principally relate to the refinery in 2005, are proceeding. Lyondell recognized a benefit in 2006 of $14 million, which was net of CITGO’s share of $6 million. The remaining insurance claims are expected to be resolved in 2007.

As part of the Houston Refining acquisition, the previous CSA was terminated for a payment by Houston Refining to PDVSA of $300 million, and the parties entered into a new crude oil contract. The new crude oil contract, which provides for the purchase and supply of 230,000 barrels per day of heavy, high sulfur crude oil, extends through 2011 and year to year thereafter. The contract contains market-based pricing, which is determined using a formula reflecting published market indices. The pricing is designed to be consistent with published prices for similar grades of crude oil.

On February 26, 2007, Lyondell announced that it has signed an agreement for a proposed sale of Lyondell’s worldwide inorganic chemicals business for $1.05 billion, in cash, plus the assumption of specified liabilities. Closing is anticipated to occur in the first half of 2007. In conjunction with this transaction, Lyondell determined that the carrying value of goodwill associated with the inorganic chemicals business segment was impaired at December 31, 2006, resulting in a charge to Lyondell’s 2006 earnings and a reduction of the carrying value of the goodwill of $545 million. The inorganic chemicals business segment’s 2006 annual sales were $1.4 billion and total assets at December 31, 2006 were $1.6 billion, of which $316 million was the remaining goodwill.

In August 2006, Standard & Poors (“S&P”) removed Lyondell’s and Equistar’s ratings from CreditWatch and revised its outlook for each of Lyondell and Equistar to stable, reflecting S&P’s belief that the intermediate-range benefits of the Houston Refining acquisition will outweigh the temporary increase in debt leverage.

In June 2006, S&P lowered its ratings for Millennium from BB- to B+ with a negative outlook following the February 2006 Rhode Island jury verdict against Millennium Holdings, LLC and other defendants. See the “Litigation” section of Note 20 to the Consolidated Financial Statements. In June 2006, Moody’s Investors Service (“Moody’s”) reinstated Millennium’s debt ratings at Ba3. In July 2006, Moody’s placed the ratings of Millennium under review for possible downgrade. In September 2006, Moody’s confirmed the ratings of Lyondell, Equistar and Millennium and revised its outlook for each of Lyondell, Equistar and Millennium to stable, reflecting Moody’s belief that the additional debt incurred in connection with the Houston Refining LP acquisition by Lyondell will be reduced over the next several years using anticipated increased refining cash flow.

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

At December 31, 2006, Lyondell had cash on hand of $446 million, which included $121 million of cash held by Millennium that is not available for dividends to LCC and $133 million of cash held by Equistar. Lyondell’s total unused availability under various liquidity facilities of $2,091 million as of December 31, 2006 included the following:

•

$964 million under LCC’s $1,055 million senior secured revolving credit facility, which matures in August 2011. Availability under the revolving credit facility is reduced to the extent of outstanding letters of credit provided under the credit facility, which totaled $91 million as of December 31, 2006. There was no outstanding borrowing under the revolving credit facility at December 31, 2006.

•

$35 million under LCC’s $150 million accounts receivable sales facility, which matures in November 2010. The agreement currently permits the sale of up to $135 million of total interest in domestic accounts receivable, which amount would decline by $35 million if LCC’s credit facility were fully drawn. The outstanding amount of accounts receivable sold under the accounts receivable sales facility was $100 million at December 31, 2006.

•

$938 million in total under Equistar’s $400 million inventory-based revolving credit facility and its $600 million accounts receivable sales facility, after giving effect to the borrowing base net of a $50 million unused availability requirement, any outstanding amount of accounts receivable sold under the accounts receivable sales facility, of which there was none at December 31, 2006, and $12 million of outstanding letters of credit under the revolving credit facility as of December 31, 2006. The borrowing base is determined using a formula applied to accounts receivable and inventory balances. The revolving credit facility requires that the unused available amounts under that facility and the $600 million accounts receivable sales facility equal or exceed $50 million, or $100 million if the Interest Coverage Ratio, as defined, at the end of any period of four consecutive fiscal quarters is less than 2:1. There was no outstanding borrowing under the revolving credit facility at December 31, 2006.

•

$128 million in total under Millennium’s $125 million U.S. and $25 million Australian secured revolving credit facilities, which mature in August 2010. Availability under the revolving credit facilities is reduced to the extent of outstanding letters of credit provided under the facilities. Letters of credit outstanding under the $125 million U.S. revolving credit facility at December 31, 2006 totaled $22 million. At December 31, 2006, there were no outstanding letters of credit under the $25 million Australian revolving credit facility, and there was no outstanding borrowing under either revolving credit facility.

•

€46 million, or approximately $61 million, under Millennium’s U.K. €60 million, five-year, revolving credit facility. Availability under the facility gives effect to the borrowing base, as determined using a formula applied to accounts receivable and inventory balances, and is reduced to the extent of outstanding borrowing and letters of credit provided under the facility. At December 31, 2006, there was no outstanding borrowing, and there were no outstanding letters of credit under the revolving credit facility.

LCC Debt and Accounts Receivable Sales Facility—LCC’s senior secured credit facility, indentures and accounts receivable sales facility contain restrictive covenants and the credit facility also contains covenants that require the maintenance of specified financial ratios. These covenants, as well as debt guarantees, are described in Notes 10 and 15 to Lyondell’s Consolidated Financial Statements. See “Effects of a Breach” below for discussion of the potential impact of a breach of these covenants.

During 2006, LCC amended and subsequently replaced its senior secured revolving credit facility, amended its indentures and amended its accounts receivable sales facility:

•

In June 2006, LCC amended its previous $475 million senior secured revolving credit facility and its indentures to, among other things, provide for additional subsidiary guarantors and other collateral, limit the pledge of equity interests and other securities in certain circumstances and exclude Millennium from certain events-of-default provisions.

•

In August 2006, LCC replaced its $475 million senior secured revolving credit facility with a new senior secured credit facility that included a $2,650 million, seven-year term loan and an $800 million, five-year revolving credit facility and amended its indentures to provide for further additional guarantors. Also in August 2006, the LCC accounts receivable sales facility was amended primarily to exclude Millennium from certain events of default provisions and to address certain other changes.

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

•	In November 2006, the LCC accounts receivable sales facility was amended to conform to LCC’s new credit facility.

The new credit facility includes substantially the same terms as the former credit facility with changes including, among other things, increased lien, debt and investment baskets; revisions relating to the Houston Refining acquisition; removal of limitations of lease payments and capital expenditures; and modification of specified financial ratios as follows:

•	the Interest Coverage Ratio (as defined) at the end of each fiscal quarter may not be less than 2.75 and

•

on any date, the ratio of Senior Secured Debt (as defined) at such date to Adjusted EBITDA (as defined) for the period of four consecutive fiscal quarters most recently ended on or prior to such date may not exceed 2.75.

In November 2005, LCC amended its $150 million accounts receivable sales facility, extending the maturity to November 2010. In December 2004, LCC entered into its previous amended and restated credit facility, establishing a $475 million senior secured revolving credit facility, which was scheduled to mature in December 2009. That $475 million revolving credit facility replaced LCC’s previous $350 million revolving credit facility. In June 2004, LCC obtained an amendment to its previous $350 million revolving credit facility that permitted the Millennium transaction and placed certain limits on investments by Lyondell in Equistar, Millennium and specified joint ventures. LCC also obtained an amendment to its previous $350 million revolving credit facility in February 2004 to provide additional financial flexibility by easing certain financial ratio requirements.

Equistar Debt and Accounts Receivable Sales Facility—Equistar’s inventory-based revolving credit facility, accounts receivable sales facility and indentures contain restrictive covenants. These covenants are described in Notes 10 and 15 to Lyondell’s Consolidated Financial Statements. See “Effects of a Breach” below for a discussion of the potential impact of a breach of these covenants. The credit facility does not require the maintenance of specified financial ratios as long as certain conditions are met. Some of Equistar’s indentures require additional interest payments to the note holders if Equistar makes distributions when its Fixed Charge Coverage Ratio, as defined, is less than 1.75 to 1.

In December 2006, Equistar amended its inventory-based revolving credit facility enabling it to sell certain receivables through new accounts receivable sales facilities. In November 2005, Equistar amended the previous $250 million inventory-based revolving credit facility and $450 million accounts receivable sales facility, increasing the commitment to $400 million and $600 million, respectively, and extending the maturities to November 2010.

Millennium Debt—Millennium’s facilities and its indentures contain restrictive covenants. Pursuant to these provisions, Millennium is currently prohibited from making restricted payments, including paying certain dividends. Other than the U.K. facility, Millennium’s facilities also contain covenants that require the maintenance of specified financial ratios. These covenants, as well as debt guarantees, are described in Note 15 to Lyondell’s Consolidated Financial Statements. See “Effects of a Breach” below for discussion of the potential impact of a breach of these covenants. Millennium’s U.K. facility does not require the maintenance of specified financial ratios as long as certain conditions are met.

In May 2006, Millennium amended its senior secured revolving credit facilities and, in July 2006, amended the indenture governing its 4% Convertible Senior Debentures primarily to exclude a subsidiary of Millennium, Millennium Holdings, LLC, and its subsidiaries (collectively “Millennium Holdings”) from events-of-default provisions that could be triggered in connection with judgments against Millennium Holdings.

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

Millennium has outstanding $150 million aggregate principal amount of 4% Convertible Senior Debentures, which are due in 2023, unless earlier redeemed, converted or repurchased. As a result of Lyondell’s acquisition of Millennium, the Debentures are convertible into shares of Lyondell’s common stock or, at Lyondell’s discretion, equivalent cash or a combination thereof. As of December 31, 2006, based on a quarterly test related to the price of Lyondell common stock, the Debentures were convertible at a conversion rate of 74.758 Lyondell shares per one thousand dollar principal amount of the Debentures. As of December 31, 2006, the amount of Debentures converted into shares of Lyondell common stock was not significant. The Debentures are redeemable at Millennium’s option beginning November 15, 2010 at a redemption price equal to 100% of the principal amount or at the option of the Debenture holders under certain circumstances. The Debenture redemption terms are described in Note 15 to the Consolidated Financial Statements.

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

Off-Balance Sheet Arrangements—The Securities and Exchange Commission (“SEC”) has described various characteristics to identify contractual arrangements that would fall within the SEC’s definition of off-balance sheet arrangements. Lyondell is a party to the following accounts receivable sales facilities that have some of those characteristics:

LCC has a $150 million accounts receivable sales facility, and Equistar has a $600 million accounts receivable sales facility, both of which mature in November 2010. Pursuant to the facilities, Lyondell sells, through wholly-owned bankruptcy remote subsidiaries, on an ongoing basis and without recourse, interests in pools of domestic accounts receivable to financial institutions participating in the facilities. Lyondell is responsible for servicing the receivables. The amount of interests in the pools of receivables permitted to be sold is determined by formulae. The LCC agreement currently permits the sale of up to $135 million of total interest in domestic accounts receivable, which amount would decline by $35 million if LCC’s credit facility were fully drawn. Equistar’s borrowing base is determined using a formula applied to accounts receivable and inventory balances and is net of a $50 million unused availability requirement. At December 31, 2006 and 2005, the outstanding amount of receivables sold under both of the facilities was $100 million. Accounts receivable in the consolidated balance sheets are reduced by the sales of interests in the pools.

The facilities accelerate availability to the business of cash from product sales that otherwise would have been collected over the normal billing and collection cycle. The availability of the accounts receivable sales facilities provides one element of Lyondell’s ongoing sources of liquidity and capital resources. Upon termination of the facilities, cash collections related to accounts receivable then in the pools would first be applied to the outstanding interests sold, but Lyondell would in no event be required to repurchase such interests. In November 2005, both accounts receivable sales facilities were amended to extend the maturities to November 2010 and the Equistar facility was amended to increase the commitment to $600 million. See Note 10 to the Consolidated Financial Statements for additional accounts receivable information.

Other obligations that do not give rise to liabilities that would be reflected in Lyondell’s balance sheet are described below under “Purchase Obligations” and “Operating Leases.”

Contractual and Other Obligations—The following table summarizes, as of December 31, 2006, Lyondell’s minimum payments for long-term debt, and contractual and other obligations for the next five years and thereafter.

		Payments Due By Period
Millions of dollars	Total	2007	2008	2009	2010	2011	Thereafter
Long-term debt	$8,040	$22	$1,094	$1,121	$194	$721	$4,888
Interest on long-term debt	4,363	695	650	504	475	413	1,626
Pension benefits:
PBO	2,258	133	138	141	144	150	1,552
Assets	(1,784)	—	—	—	—	—	(1,784)

Funded status	474
Other postretirement benefits	270	19	19	20	21	21	170
Advances from customers	263	36	33	33	32	27	102
Other	700	3	87	75	60	59	416
Deferred income taxes	1,598	27	79	113	133	150	1,096
Other obligations:
Purchase obligations	9,624	1,066	912	862	817	783	5,184
Operating leases	1,424	235	188	147	132	111	611

Total	$26,756	$2,236	$3,200	$3,016	$2,008	$2,435	$13,861

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

Pension Benefits—Lyondell maintains several defined benefit pension plans, as described in Note 18 to the Consolidated Financial Statements. At December 31, 2006, the projected benefit obligation for Lyondell’s pension plans, including Equistar and Millennium plans, exceeded the fair value of plan assets by $474 million. Subject to future actuarial gains and losses, as well as actual asset earnings, Lyondell, together with its consolidated subsidiaries, will be required to fund the $474 million, with interest, in future years. Lyondell’s pension contributions were $210 million, $131 million and $43 million in the years 2006, 2005 and 2004, respectively, and required contributions are expected to be approximately $60 million in 2007. Pension contributions for 2004 by Equistar and Millennium were $16 million and $15 million, respectively. Estimates of pension benefit payments through 2011 are included in the table above.

Other Postretirement Benefits—Lyondell provides other postretirement benefits, primarily medical benefits to eligible participants, as described in Note 18 to the Consolidated Financial Statements. Other postretirement benefits are unfunded and are paid by Lyondell as incurred. Estimates of other postretirement benefit payments through 2011 are included in the table above.

Advances from Customers—Lyondell received advances from customers in prior years in connection with long-term sales agreements under which Lyondell is obligated to deliver product primarily at cost-based prices. These advances are treated as deferred revenue and will be amortized to earnings as product is delivered over the remaining terms of the respective contracts, which primarily range from 6 to 12 years. The unamortized long-term portion of such advances totaled $220 million and $221 million as of December 31, 2006 and 2005, respectively.

Other—Other primarily consists of accruals for environmental remediation costs and obligations under deferred compensation arrangements.

Deferred Income Taxes—The scheduled settlement of the deferred tax liabilities shown in the table is based on the scheduled reversal of the underlying temporary differences. Actual cash tax payments will vary dependent upon future taxable income.

Purchase Obligations—Lyondell is party to various obligations to purchase products and services, principally for utilities and industrial gases and ore used in the production of TiO2. These commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements. Included in purchase obligations is a commitment to reimburse Rhodia for the costs of operating the TDI facility at Pont de Claix, France, through March 2016. The Rhodia obligations, denominated in euros, include fixed and variable components. The actual future obligation will vary with fluctuations in foreign currency exchange rates, market prices of raw materials and other variable cost components such as utility costs. Approximately 12% to 16% of the annual payments shown in the table above are subject to such variability. See the “Commitments” section of Note 20 to the Consolidated Financial Statements for a description of Lyondell’s commitments and contingencies, including these purchase obligations.

Operating Leases—Lyondell leases various facilities and equipment under noncancelable lease arrangements for various periods. See Note 16 to the Consolidated Financial Statements for related lease disclosures.

CURRENT BUSINESS OUTLOOK

Thus far in 2007, underlying business fundamentals continue to be sound. In the EC&D segment, sales prices that were under pressure during the fourth quarter 2006 have generally stabilized, and are expected to rebound. Raw material costs continue to be volatile and producer inventories have been reduced. Sales volumes have strengthened from fourth quarter 2006 levels. PO&RP segment performance remains quite strong, although fuel product margins are at seasonally lower levels. Refining margins have also followed a seasonal decline, and first quarter 2007 results will be negatively impacted by planned maintenance. For 2007, fundamental supply and demand conditions for Lyondell’s products should be relatively unchanged from the favorable conditions experienced in 2006, and Lyondell should benefit from full ownership of the refinery.

RELATED PARTY TRANSACTIONS

Lyondell conducts transactions with Occidental, which is considered a related party. As of December 31, 2006, and giving effect to Occidental’s January 26, 2007 exercise of the warrant, Occidental owned 8.5% of Lyondell, and had one representative on Lyondell’s Board of Directors.

Lyondell conducted transactions with Houston Refining prior to Lyondell’s August 16, 2006 purchase of its partner’s 41.25% interest in Houston Refining (see Notes 3 and 9). These transactions are continuing; however, subsequent to August 16, 2006, these transactions are eliminated in the Consolidated Financial Statements of Lyondell.

Prior to the November 30, 2004 acquisition of Millennium and Equistar, Lyondell conducted transactions with Equistar, and Equistar conducted transactions with Millennium. These transactions are continuing; however, subsequent to November 30, 2004, these transactions are eliminated in the Consolidated Financial Statements of Lyondell. Occidental makes significant purchases of raw materials from Equistar and leases its Lake Charles ethylene facility and the land related thereto and certain railcars to Equistar. In addition, Equistar, Millennium and Houston Refining make purchases of product from Occidental. Subsequent to November 30, 2004, transactions between Equistar, Millennium and Occidental are reported as Lyondell related party transactions. Subsequent to August 16, 2006, transactions between Houston Refining and Occidental are reported as Lyondell related party transactions.

Lyondell believes that such transactions are effected on terms substantially no more or less favorable than those that would have been agreed upon by unrelated parties on an arm’s-length basis. See Note 6 to the Consolidated Financial Statements for further discussion of related party transactions involving Occidental, Lyondell, Equistar and Houston Refining.

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

Basis of Presentation—The consolidated financial statements include the accounts of Lyondell and its subsidiaries. Investments in joint ventures where Lyondell exerts a certain level of management control, but lacks full decision making ability over all major issues, are accounted for using the equity method. Governance for Lyondell’s major unconsolidated joint ventures, Houston Refining prior to August 16, 2006 and Equistar prior to December 1, 2004, was generally based on equal representation from the partners who jointly controlled certain key management decisions. These included approval of the strategic plan, capital expenditures and annual budget, issuance of debt and the appointment of executive management of the joint venture. Accordingly, Lyondell’s investments in Houston Refining and Equistar, prior to August 16, 2005 and December 1, 2004, respectively, were carried on the equity method, even though Lyondell’s ownership percentage exceeded 50%.

Long-Lived Assets—With respect to long-lived assets, key assumptions include the estimates of useful asset lives and the recoverability of carrying values of fixed assets and other intangible assets, as well as the existence of any obligations associated with the retirement of fixed assets. Such estimates could be significantly modified and/or the carrying values of the assets could be impaired by such factors as new technological developments, new chemical industry entrants with significant raw material or other cost advantages, uncertainties associated with the U.S. and world economies, the cyclical nature of the chemical and refining industries, and uncertainties associated with governmental actions, whether regulatory or, in the case of Houston Refining, with respect to the new crude oil contract.

To reflect economic and market conditions, from time to time Lyondell may temporarily idle manufacturing facilities. Assets that are temporarily idled are reviewed for impairment at the time they are idled, and at least annually thereafter. Earnings for 2006 included a $106 million pretax charge for impairment of the net book value of Lyondell’s ethylene facility in Lake Charles, Louisiana, which was idled in the first quarter of 2001, pending sustained improvement in market conditions. In 2006, Lyondell undertook a study of the feasibility, cost and time required to restart the Lake Charles ethylene facility. As a result, management determined that restarting the facility would not be justified. Lyondell had no other major idled facilities as of December 31, 2006.

Earnings for 2005 included pretax charges of $195 million for a reduction of the carrying value of Lyondell’s Lake Charles, Louisiana, TDI plant and related assets. The charges, as well as a decision to cease TDI production at the plant, reflected the facility’s poor financial results and Lyondell’s projections of future plant capital requirements, high energy and raw material costs and low industry capacity utilization rates, which made it commercially impracticable to continue production of TDI at the plant. Hurricane Rita contributed to the decision, as it damaged the plant and contributed to increased energy costs. The net book value of the long-lived assets included in Lyondell’s investment in its other TDI facility, which is operated by Rhodia in Pont de Claix, France is $94 million. Based on current operating profits in the TDI business, as well as estimates of expected future cash flows, the book value of this investment is not believed to be impaired at December 31, 2006.

The estimated useful lives of long-lived assets range from 3 to 30 years. Depreciation and amortization of these assets, including amortization of deferred turnaround costs, under the straight-line method over their estimated useful lives totaled $805 million in 2006. If the useful lives of the assets were found to be shorter than originally estimated, depreciation and amortization charges would be accelerated over the revised useful life.

Lyondell defers the costs of major periodic maintenance and repair activities (“turnarounds”) in excess of $5 million, amortizing such costs over the period until the next expected major turnaround of the affected unit. During 2006, 2005 and 2004, cash expenditures of approximately $78 million, $75 million and $44 million, respectively, were deferred and are being amortized, predominantly over 4 to 7 years. Amortization in 2006, 2005 and 2004, of previously deferred turnaround costs was $71 million, $63 million and $16 million, respectively. Additional information on long-lived assets, deferred turnaround costs and related depreciation and amortization appears in Note 12 to the Consolidated Financial Statements.

Goodwill—Goodwill represents the excess of purchase price paid over the fair value assigned to the net tangible and identifiable intangible assets of acquired businesses. Lyondell evaluates the carrying value of goodwill annually or more frequently if events or changes in circumstances indicate that the carrying amount may exceed fair value. Recoverability is determined by comparing the estimated fair value of the reporting unit to which the goodwill applies to the carrying value, including goodwill, of that reporting unit. As a result of the acquisition of Millennium, Lyondell recognized an additional $1.2 billion of goodwill in 2004, including $861 million allocated to the inorganic chemicals segment.

The recoverability of Lyondell’s goodwill is dependent upon the future valuations associated with its reporting units, which could change significantly based upon business performance or other factors. In conjunction with Lyondell’s proposed sale of its worldwide inorganic chemicals business, discussed in Note 26 to the Consolidated Financial Statements, Lyondell determined that the carrying value of goodwill associated with the inorganic chemicals business segment was impaired at December 31, 2006. Accordingly, Lyondell’s 2006 earnings reflected a charge of $545 million to recognize impairment of the carrying value of the goodwill related to this segment. The remaining carrying value of Lyondell’s goodwill totaled $1.6 billion at December 31, 2006.

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

The current benefit service costs, as well as the existing liabilities, for pensions and other postretirement benefits are measured on a discounted present value basis. The discount rate is a current rate, related to the rate at which the liabilities could be settled. Lyondell’s assumed discount rate is based on average rates published by Moody’s and Merrill Lynch for high-quality (Aa rating) ten-year fixed income securities. For the purpose of measuring the U.S. benefit obligations at December 31, 2006, Lyondell increased its assumed discount rate from 5.5% to 5.75%, reflecting market interest rates at December 31, 2006. The 5.75% rate also will be used to measure net periodic benefit cost during 2007. A one percentage point reduction in the assumed discount rates would increase Lyondell’s benefit obligation for pensions and other postretirement benefits by approximately $457 million, and would reduce Lyondell’s net income by approximately $19 million.

The benefit obligation and the periodic cost of other postretirement medical benefits also are measured based on assumed rates of future increase in the per capita cost of covered health care benefits. As of December 31, 2006, the assumed rate of increase was 10% for 2007 decreasing 1% per year to 5% in 2012 and thereafter. A one percentage point change in the health care cost trend rate assumption would have no significant effect on either the benefit liability or the net periodic cost, due to limits on Lyondell’s maximum contribution level under the medical plan.

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

Lyondell’s expected long-term rate of return on U.S. plan assets of 8% is based on the average level of earnings that its independent pension investment advisor had advised could be expected to be earned over time. The expectation is based on an asset allocation of 55% U.S. equity securities (9.5% expected return), 15% non-U.S. equity securities (9.5% expected return), and 30% fixed income securities (5.5% expected return) recommended by the advisor, and has been adopted for the plans. The actual return on plan assets in 2006 was 11%.

The actual rate of return on plan assets may differ from the expected rate due to the volatility normally experienced in capital markets. Management’s goal is to manage the investments over the long term to achieve optimal returns with an acceptable level of risk and volatility. Based on the market value of plan assets at December 31, 2006, a one percentage point decrease in this assumption for Lyondell would decrease Lyondell’s net income by approximately $12 million.

Net periodic pension cost recognized each year includes the expected asset earnings, rather than the actual earnings or loss. As a result of asset earnings significantly below the expected return on plan assets rate over the three-year period ended December 31, 2002, the level of unrecognized investment losses, together with the net actuarial gains and losses, is $229 million at December 31, 2006. This unrecognized amount, to the extent it exceeds ten percent of the projected benefit obligation for the respective plan, will be recognized as additional net periodic benefit cost over the average remaining service period of the participants in each plan. This annual amortization charge would be $15 million per year based on the December 31, 2006 unrecognized amount.

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

As of December 31, 2006, Lyondell’s accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $200 million. The liabilities for individual sites range from less than $1 million to $106 million, and remediation expenditures are expected to occur over a number of years, and not to be concentrated in any single year. In the opinion of management, there is no material estimable range of reasonably possible loss in excess of the liabilities recorded for environmental remediation. However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in investigations by regulatory agencies, could require Lyondell to reassess its potential exposure related to environmental matters. See Note 20 to the Consolidated Financial Statements for further discussion of environmental remediation matters.

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

ACCOUNTING AND REPORTING CHANGES

Effective December 31, 2006, Lyondell adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132R, which primarily requires an employer to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status through comprehensive income in the year in which changes occur. Lyondell’s application of SFAS No. 158 as of December 31, 2006 resulted in increases of $22 million and $50 million in its current and long-term benefit liabilities, respectively, an increase of $3 million in other assets, a decrease of $15 million in deferred tax liabilities and an increase of $54 million in accumulated other comprehensive loss in its consolidated balance sheet as of December 31, 2006. (See Note 18 to the Consolidated Financial Statements.)

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. The new standard defines fair value, establishes a framework for its measurement and expands disclosures about such measurements. For Lyondell, the standard will be effective beginning in 2008. Lyondell does not expect the application of SFAS No. 157 to have a material effect on its consolidated financial statements.

In July 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, to clarify the accounting for uncertain income tax positions. FIN No. 48 prescribes, among other things, a recognition threshold and measurement attribute for the financial statement recognition and measurement of an uncertain tax position. The provisions of FIN No. 48 will apply to Lyondell beginning in 2007. Lyondell does not expect the application of FIN No. 48 to have a material effect on its consolidated financial statements.

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

ENVIRONMENTAL AND OTHER MATTERS

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

Lyondell’s accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $200 million as of December 31, 2006. The remediation expenditures are expected to occur over a number of years, and not to be concentrated in any single year. In the opinion of management, there is no material estimable range of reasonably possible loss in excess of the liabilities recorded for environmental remediation. However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in investigations by regulatory agencies, could require Lyondell to reassess its potential exposure related to environmental matters. The liabilities for individual sites range from less than $1 million to $106 million. The $106 million liability relates to the Kalamazoo River Superfund Site. See “Critical Accounting Policies” above and the “Environmental Remediation” section of Note 20 to the Consolidated Financial Statements for additional discussion of Lyondell’s liabilities for environmental remediation, including the liability related to the Kalamazoo River Superfund Site.

Lyondell also makes capital expenditures to comply with environmental regulations. Capital expenditures for regulatory compliance in 2006, 2005 and 2004 totaled approximately $130 million, $88 million and $30 million, respectively. The 2006 spending included Houston Refining prospectively from August 16, 2006. The 2006 and 2005 spending included Equistar and Millennium for a full year, while the 2004 spending included Equistar and Millennium spending for the month of December 2004. Capital expenditures by Equistar and Millennium (on a 100% basis) for regulatory compliance in 2004 were $44 million and $8 million, respectively. Capital expenditures by Houston Refining (on a 100% basis) for regulatory compliance in 2006, 2005 and 2004 were $134 million, $106 million and $31 million, respectively.

Lyondell currently estimates that environmentally related capital expenditures at its facilities, including Equistar, Millennium and Houston Refining facilities, will be approximately $95 million in 2007 and $60 million in 2008.

The significant increases in planned and actual capital expenditures in 2007, 2006 and 2005 reflect increased spending on projects related to air emission reductions, low sulfur fuels and wastewater management, principally at Lyondell’s Gulf Coast plants. Under the Clean Air Act, the eight-county Houston/Galveston region was designated a severe non-attainment area for ozone by the EPA. Emission reduction controls are being installed at Lyondell’s refinery and each of its ten facilities in the Houston/Galveston region to comply prior to the November 2007 deadline. Also, under the Clean Air Act, the EPA adopted new standards for gasoline that required refiners to produce a low sulfur gasoline by 2006 and ultra low sulfur diesel (“ULSD”) by the end of 2009. The refinery met the 2006 low sulfur gasoline compliance target and complied with a requirement to produce 80% of on-road diesel fuel as ULSD by June 2006.

The presence of MTBE in some water supplies in certain states due to gasoline leaking from underground storage tanks and in surface water from recreational water craft led to public concern about the use of MTBE and resulted in U.S. federal and state governmental initiatives to reduce or ban the use of MTBE. Substantially all refiners and blenders have discontinued the use of MTBE in the U.S. See the “MTBE” section of Note 20 to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

See Note 17 to the Consolidated Financial Statements for discussion of Lyondell’s management of commodity price risk, foreign currency exposure and interest rate risk through its use of derivative instruments and hedging activities.

COMMODITY PRICE RISK

A substantial portion of Lyondell’s products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of Lyondell’s profitability tend to fluctuate with changes in the business cycle. Lyondell tries to protect against such instability through various business strategies. These include provisions in sales contracts allowing Lyondell to pass on higher raw material costs through timely price increases, formula price contracts to transfer or share commodity price risk, and increasing the depth and breadth of Lyondell’s product portfolio.

In addition, Lyondell selectively uses commodity swap, option, and futures contracts with various terms to manage the volatility related to purchases of natural gas and raw materials, as well as product sales. Market risks created by these derivative instruments and the mark-to-market valuations of open positions are monitored by management.

During 2006, Lyondell entered into exchange-traded futures contracts, with respect to purchases of crude oil and sales of gasoline and heating oil, and settled futures positions of 148 million gallons of gasoline and heating oil, which resulted in net gains of $1 million.

At December 31, 2006, futures contracts for 12 million gallons of gasoline in the notional amount of $20 million and 900 thousand barrels of crude oil in the notional amount of $56 million, maturing in February and March 2007, were outstanding. The fair value, based on quoted market prices, resulted in a net payable of $3 million at December 31, 2006. Using sensitivity analysis and a hypothetical 20% unfavorable change in market prices from those in effect at year end, the effect would be to reduce net income by approximately $10 million. The quantitative information about market risk is necessarily limited because it does not take into account the effects of the underlying operating transactions.

During 2005 and 2004, the derivative transactions were not significant compared to Lyondell’s overall inventory purchases and product sales. At December 31, 2005, the notional amount of outstanding derivatives and the related market risk was not material.

FOREIGN EXCHANGE RISK

Lyondell manufactures and markets its products in a number of countries throughout the world and, as a result, is exposed to changes in foreign currency exchange rates. Costs in some countries are incurred, in part, in currencies other than the applicable functional currency. Lyondell utilizes forward, swap and option derivative contracts with terms normally lasting less than three months to protect against the adverse effect that exchange rate fluctuations may have on foreign currency denominated trade receivables and trade payables. These derivatives generally are not designated as hedges for accounting purposes. There were no outstanding foreign currency forward, swap or option contracts at December 31, 2006 and 2005.

INTEREST RATE RISK

Lyondell is exposed to interest rate risk with respect to variable rate debt. At December 31, 2006, Lyondell had $1.8 billion of outstanding variable rate debt. Using sensitivity analysis and a hypothetical 10% increase in interest rates from those in effect at year end, the increase in annual interest expense on the variable-rate debt would reduce net income by approximately $9 million.

Derivative instruments have been used selectively to manage the ratio of fixed- to variable-rate debt. At December 31, 2006 and 2005, there were outstanding interest rate swap agreements in the notional amount of $175 million, which were designated as fair-value hedges of underlying fixed-rate obligations. The fair value of these interest rate swap agreements was an obligation of $3 million and $4 million, respectively at December 31, 2006 and 2005, resulting in a decrease in the carrying value of long-term debt and the recognition of a corresponding liability. Using sensitivity analysis, the negative impact on the fair value of the obligation at December 31, 2006 would be approximately $1 million, assuming a 10% unfavorable change in the variable interest rates.

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

Lyondell management assessed the effectiveness of Lyondell’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on its assessment, Lyondell’s management has concluded that Lyondell’s internal control over financial reporting was effective as of December 31, 2006 based on those criteria.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has audited management’s assessment of the effectiveness of Lyondell’s internal control over financial reporting as of December 31, 2006, as stated in their report that appears on the following page.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Lyondell Chemical Company:

We have completed integrated audits of Lyondell Chemical Company’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Lyondell Chemical Company and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, effective December 31, 2006, the Company changed its method of accounting for defined benefit pension and other postretirement plans.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Houston, Texas

February 28, 2007

LYONDELL CHEMICAL COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	For the year ended December 31,
Millions of dollars, except per share data	2006	2005	2004
Sales and other operating revenues:
Trade	$20,894	$16,907	$5,821
Related parties	1,334	1,699	125

	22,228	18,606	5,946
Operating costs and expenses:
Cost of sales	19,772	16,494	5,464
Asset impairments	673	210	4
Selling, general and administrative expenses	620	543	287
Research and development expenses	94	91	41
Purchased in-process research and development	—	—	64

	21,159	17,338	5,860

Operating income	1,069	1,268	86
Interest expense	(631)	(649)	(463)
Interest income	41	46	14
Other income (expense), net	36	(39)	(11)

Income (loss) before equity investments and income taxes	515	626	(374)
Income from equity investments:
Houston Refining LP	73	123	303
Equistar Chemicals, LP	—	—	141
Other	5	1	7

	78	124	451

Income before income taxes	593	750	77
Provision for income taxes	407	219	23

Net income	$186	$531	$54

Earnings per share:
Basic	$0.75	$2.16	$0.29

Diluted	$0.72	$2.04	$0.29

See Notes to the Consolidated Financial Statements.

LYONDELL CHEMICAL COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,
Millions, except shares and par value data	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$446	$593
Accounts receivable:
Trade, net	2,073	1,563
Related parties	95	114
Inventories	2,259	1,657
Prepaid expenses and other current assets	164	176
Deferred tax assets	109	203

Total current assets	5,146	4,306
Property, plant and equipment, net	9,147	6,530
Investments and long-term receivables:
Investment in PO joint ventures	778	776
Investment in and receivable from Houston Refining LP	—	186
Other	118	114
Goodwill, net	1,648	2,295
Other assets, net	1,009	882

Total assets	$17,846	$15,089

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$22	$319
Accounts payable:
Trade	2,013	1,352
Related parties	83	101
Accrued liabilities	1,089	798

Total current liabilities	3,207	2,570
Long-term debt	8,018	5,974
Other liabilities	1,661	1,786
Deferred income taxes	1,598	1,571
Commitments and contingencies
Minority interests	174	180
Stockholders’ equity:
Common stock, $1.00 par value, 340,000,000 shares authorized, 249,764,306 and 247,876,385 shares issued, respectively	250	248
Additional paid-in capital	3,248	3,211
Retained (deficit)	(330)	(292)
Accumulated other comprehensive income (loss)	42	(136)
Treasury stock, at cost, 793,736 and 826,151 shares, respectively	(22)	(23)

Total stockholders’ equity	3,188	3,008

Total liabilities and stockholders’ equity	$17,846	$15,089

See Notes to the Consolidated Financial Statements.

LYONDELL CHEMICAL COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
Millions of dollars	2006	2005	2004
Cash flows from operating activities:
Net income	$186	$531	$54
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	805	729	289
Asset impairments	673	210	4
Equity investments –
Amounts included in net income	(78)	(124)	(451)
Distributions of earnings	73	123	424
Deferred income taxes	42	142	19
Purchased in-process research and development	—	—	64
Debt prepayment premiums and charges	40	45	18
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(95)	(156)	42
Inventories	(236)	(94)	(137)
Accounts payable	(53)	292	(4)
Other, net	(135)	(104)	32

Net cash provided by operating activities	1,222	1,594	354

Cash flows from investing activities:
Expenditures for property, plant and equipment	(400)	(249)	(70)
Acquisition of Houston Refining LP and related payments, net of cash acquired	(2,505)	—	—
Distributions from affiliates in excess of earnings	117	183	95
Contributions and advances to affiliates	(86)	(148)	(53)
Cash received in acquisition of Millennium Chemicals Inc. and Equistar Chemicals, LP	—	—	452
Other	6	3	—

Net cash provided by (used in) investing activities	(2,868)	(211)	424

Cash flows from financing activities:
Issuance of long-term debt	4,357	100	4
Repayment of long-term debt	(2,677)	(1,512)	(319)
Dividends paid	(223)	(222)	(127)
Proceeds from stock option exercises	27	48	25
Other, net	7	6	1

Net cash provided by (used in) financing activities	1,491	(1,580)	(416)

Effect of exchange rate changes on cash	8	(14)	4

Increase (decrease) in cash and cash equivalents	(147)	(211)	366
Cash and cash equivalents at beginning of period	593	804	438

Cash and cash equivalents at end of period	$446	$593	$804

See Notes to the Consolidated Financial Statements.

LYONDELL CHEMICAL COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Millions, except shares	Common Stock		Series B Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Net Stockholders’ Equity	Comprehensive Income (Loss)
	Issued	Treasury
Balance, January 1, 2004	$142	$(66)	$37	$1,571	$(474)	$(54)	$1,156
Net income	—	—	—	—	54	—	54	$54
Cash dividends ($0.90 per share)	—	—	—	—	(127)	—	(127)	—
Series B stock dividends, 1,784,439 shares	—	—	2	32	(34)	—	—	—
Foreign currency translation, net of tax of $36	—	—	—	—	—	110	110	110
Minimum pension liability	—	—	—	—	—	1	1	1
Reissuance of 1,506,094 treasury shares under benefit plans	—	42	—	—	(19)	—	23	—
Issuance of 477,677 shares of common stock under benefit plans	1	—	—	6	—	—	7	—
Acquisition of Millennium	63	—	—	1,524	—	—	1,587	—
Non-qualified stock option grants net of tax of $3	—	—	—	5	—	—	5	—
Conversion of Series B stock to common stock, 38,607,860 shares	39	—	(39)	—	—	—	—	—
Derivative instruments	—	—	—	—	—	(1)	(1)	(1)
Other	—	(4)	—	5	—	—	1	—

Comprehensive income								$164

Balance, December 31, 2004	$245	$(28)	$—	$3,143	$(600)	$56	$2,816
Net income	—	—	—	—	531	—	531	$531
Cash dividends ($0.90 per share)	—	—	—	—	(222)	—	(222)	—
Foreign currency translation, net of tax of $17	—	—	—	—	—	(191)	(191)	(191)
Reissuance of 30,764 treasury shares under benefit plans	—	1	—	—	—	—	1	—
Issuance of 3,334,472 shares of common stock under benefit plans including tax benefit of $19	3	—	—	64	—	—	67	—
Non-qualified stock option grants, net of tax of $1	—	—	—	3	—	—	3	—
Derivative instruments	—	—	—	—	—	(1)	(1)	(1)
Other	—	4	—	1	(1)	—	4	—

Comprehensive income								$339

Balance, December 31, 2005	$248	$(23)	$—	$3,211	$(292)	$(136)	$3,008
Net income	—	—	—	—	186	—	186	$186
Cash dividends ($0.90 per share)	—	—	—	—	(223)	—	(223)	—
Foreign currency translation, net of tax of $19	—	—	—	—	—	172	172	172
Reissuance of 32,415 treasury shares under benefit plans	—	1	—	—	—	—	1	—
Issuance of 1,887,921 shares of common stock under benefit plan including tax benefit of $7	2	—	—	32	—	—	34	—
Non-qualified stock option grants, net of tax of $2	—	—	—	5	—	—	5	—
Minimum pension liability, net of tax of $23	—	—	—	—	—	60	60	60
Change in accounting for pension and other postretirement benefits, net of tax of $15	—	—	—	—	—	(54)	(54)	—
Other	—	—	—	—	(1)	—	(1)	—

Comprehensive income								$418

Balance, December 31, 2006	$250	$(22)	$—	$3,248	$(330)	$42	$3,188

See Notes to the Consolidated Financial Statements.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.	Description of the Company and Operations

Lyondell Chemical Company, together with its consolidated subsidiaries (collectively, “Lyondell” or “the Company”), is a global manufacturer of chemicals and plastics, a refiner of heavy, high-sulfur crude oil and a significant producer of fuel products. As a result of Lyondell’s purchase of its partner’s 41.25% equity interest in Houston Refining LP (formerly known as LYONDELL-CITGO Refining LP or “LCR”) and Lyondell’s resulting 100% ownership of Houston Refining LP (“Houston Refining”), the operations of Houston Refining are consolidated prospectively from August 16, 2006. Prior to August 16, 2006, Lyondell accounted for its investment in Houston Refining using the equity method (see Notes 3 and 9 for additional information). As a result of Lyondell’s acquisition of Millennium Chemicals Inc. (together with its consolidated subsidiaries, “Millennium”) and Lyondell’s resulting 100% ownership of Millennium and Equistar Chemicals, LP (together with its consolidated subsidiaries, “Equistar”) (see Note 3), the operations of Millennium and Equistar are consolidated prospectively from December 1, 2004.

The ethylene, co-products and derivatives (“EC&D”) segment includes: ethylene; co-products, such as propylene, butadiene and aromatics; and ethylene derivatives, including the ethylene oxide, ethylene glycol and polyethylene businesses of Equistar; and the Millennium acetyls business, including vinyl acetate monomer (“VAM”), acetic acid and methanol.

Through November 30, 2004, Lyondell’s EC&D operations, excluding acetyls, were conducted through its 70.5% ownership interest in Equistar, which was accounted for using the equity method (see Note 8). After November 30, 2004, Equistar became a wholly-owned subsidiary of Lyondell.

The propylene oxide and related products (“PO&RP”) segment includes: propylene oxide (“PO”); its co-products, styrene monomer (“SM” or “styrene”), and tertiary butyl alcohol (“TBA”), together with its derivatives, methyl tertiary butyl ether (“MTBE”), ethyl tertiary butyl ether (“ETBE”) and isobutylene; PO derivatives, including propylene glycol (“PG”), propylene glycol ethers (“PGE”) and butanediol (“BDO”); and toluene diisocyanate (“TDI”).

Through August 15, 2006, Lyondell’s refining segment operations were conducted through its joint venture ownership interest in Houston Refining (see Note 9). Lyondell accounted for its investment in Houston Refining using the equity method. Houston Refining produces refined petroleum products, including gasoline, jet fuel, ultra low sulfur diesel, aromatics and lubricants.

The inorganic chemicals segment includes Millennium’s titanium dioxide (“TiO2”) and related products business. On February 26, 2007, Lyondell announced that it has signed an agreement for a proposed sale of Lyondell’s worldwide inorganic chemicals business (see Note 26).

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

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Summary of Significant Accounting Policies – (Continued)

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

Inventory exchange transactions, which involve fungible commodities and do not involve the payment or receipt of cash, are not accounted for as purchases and sales. Any resulting volumetric exchange balances are accounted for as inventory in accordance with the LIFO valuation policy.

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

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Summary of Significant Accounting Policies – (Continued)

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

Minority Interests—Minority interests primarily represent the interests of unaffiliated investors in a partnership that owns Lyondell’s PO/SM II plant at the Channelview, Texas complex, a partnership that owns the LaPorte Methanol Company plant in LaPorte, Texas, and in Lyondell’s TiO2 operations in Brazil. The minority interests share of the partnerships’ income or loss is reported in “Other income, net” in the Consolidated Statements of Income.

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

Reclassifications—Certain previously reported amounts have been reclassified to conform to classifications adopted in 2006.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Summary of Significant Accounting Policies—(Continued)

Accounting and Reporting Changes—Effective December 31, 2006, Lyondell adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132R, which primarily requires an employer to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status through comprehensive income in the year in which changes occur. Lyondell’s application of SFAS No. 158 as of December 31, 2006 resulted in increases of $22 million and $50 million in its current and long-term benefit liabilities, respectively, an increase of $3 million in other assets, a decrease of $15 million in deferred tax liabilities and an increase of $54 million in accumulated other comprehensive loss in its consolidated balance sheet as of December 31, 2006. (See Note 18.)

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. The new standard defines fair value, establishes a framework for its measurement and expands disclosures about such measurements. For Lyondell, the standard will be effective beginning in 2008. Lyondell does not expect the application of SFAS No. 157 to have a material effect on its consolidated financial statements.

In July 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, to clarify the accounting for uncertain income tax positions. FIN No. 48 prescribes, among other things, a recognition threshold and measurement attribute for the financial statement recognition and measurement of an uncertain tax position. The provisions of FIN No. 48 will apply to Lyondell beginning in 2007. Lyondell does not expect the application of FIN No. 48 to have a material effect on its consolidated financial statements.

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

3.	Business Acquisitions

Acquisition of Houston Refining LP—On August 16, 2006, Lyondell purchased CITGO Petroleum Corporation’s (“CITGO”) 41.25% ownership interest in Houston Refining to, among other things, take advantage of market conditions in refining and Houston Refining’s cash flows. Prior to the acquisition, Lyondell held a 58.75% equity-basis investment in Houston Refining (see Note 9) and, as a result of the acquisition, Houston Refining became a wholly-owned, consolidated subsidiary of Lyondell from August 16, 2006. Houston Refining owns and operates a full conversion refinery located in Houston, Texas, which has the ability to process approximately 268,000 barrels per day of lower cost, heavy, high sulfur crude oil.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	Business Acquisitions – (Continued)

Lyondell’s acquisition of CITGO’s 41.25% interest was financed using $2,601 million of the proceeds of a $2.65 billion seven-year term loan (see Note 15). The $2,601 million consisted of $43 million of debt issue costs and $2,558 million of cash payments consisting of: $1,629 million for acquisition of the 41.25% interest in Houston Refining, the acquisition of working capital of $145 million, $445 million to repay and terminate Houston Refining’s $450 million term loan facility, including accrued interest of $4 million, $39 million to repay a loan payable to CITGO, including $4 million of accrued interest, and $300 million related to the termination of the previous crude supply agreement. As part of the transaction, Houston Refining and PDVSA Petróleo, S.A. (“PDVSA Oil”) terminated the previous crude supply agreement and entered into a new crude oil contract for 230,000 barrels per day of heavy crude oil, which runs through 2011 and year to year thereafter (see Note 20).

The unaudited pro forma combined historical results of Lyondell and Houston Refining for the years ended December 31, 2006 and 2005, giving effect to the purchase as though the transaction were consummated and the new crude oil contract had been in place as of the beginning of each period presented, are as follows:

Millions of dollars, except per share data	2006	2005
Sales and other operating revenues	$26,977	$24,004
Net income	430	664
Basic earnings per share	1.74	2.71
Diluted earnings per share	1.65	2.56

Pro forma results for all periods presented above include a pretax charge of $300 million, or $195 million after tax, for the cost of terminating the crude supply agreement. Lyondell’s actual results for the year ended December 31, 2006 include a pretax charge of $176 million, or $114 million after tax, representing Lyondell’s 58.75% share of the $300 million cost of terminating the crude supply agreement.

The pro forma data presented above are not necessarily indicative of the results of operations of Lyondell that would have occurred had such transaction actually been consummated as of the beginning of each period presented, nor are they necessarily indicative of future results.

Lyondell’s acquisition of CITGO’s 41.25% interest in Houston Refining was accounted for as a step-acquisition. Therefore, 41.25% of each Houston Refining asset and liability was recorded at fair value as of August 16, 2006 and Lyondell’s previous 58.75% interest in each Houston Refining asset and liability was reflected at its historical carrying value.

The following table provides information regarding the components of the purchase price for acquisition of CITGO’s 41.25% interest in Houston Refining:

Millions of dollars
Base purchase price of 41.25% interest	$1,629
Working capital acquired	145

Total cash purchase price of 41.25% interest	1,774
Estimated 2007 reimbursement of CITGO taxes	97

Purchase price of 41.25% interest	$1,871

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	Business Acquisitions – (Continued)

The components of the step acquisition of Houston Refining were as follows:

Millions of dollars
Historical carrying value of Lyondell’s previous net investment:
Investment in Houston Refining	$(144)
Receivable from Houston Refining and accrued interest	1,040
Purchase price of 41.25% interest	1,871

Total purchase price of Houston Refining	$2,767

The total purchase price of Houston Refining was allocated to the assets and liabilities acquired as follows:

Millions of dollars
Cash and cash equivalents	$53
Other current assets	647
Property, plant and equipment	2,767
Other assets	101
Current liabilities	(735)
Other liabilities	(66)

Total allocated purchase price of Houston Refining	$2,767

The following represent the elements of cash flow in the year ended December 31, 2006 for the transactions related to the acquisition of Houston Refining:

Millions of dollars
Total cash purchase price of 41.25% interest	$1,774
Related payments - advances to Houston Refining:
To fund termination of crude supply agreement	300
To fund repayment of bank loan and accrued interest	445
To fund repayment of CITGO partner loan and accrued interest	39

Total cash payments	2,558
Cash and cash equivalents acquired	(53)

Acquisition of Houston Refining and related payments, net of cash acquired	$2,505

In future periods, adjustments to the allocation may result from resolution of the estimated amount of the tax reimbursement. Management does not expect the finalization of the purchase price allocation to have a material effect.

Acquisition of Millennium Chemicals Inc.—On November 30, 2004, Lyondell completed the acquisition of Millennium, in a stock-for-stock business combination intended, among other things, to broaden the Company’s product base and to consolidate ownership of Equistar. In the acquisition, Lyondell issued 63.1 million shares of Lyondell common stock to Millennium’s shareholders, and Millennium became a wholly-owned subsidiary of Lyondell. Millennium owns a 29.5% interest in Equistar, which, upon completion of the acquisition, also became a wholly-owned subsidiary of Lyondell.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	Business Acquisitions – (Continued)

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

The fair value of the Millennium assets and liabilities acquired at the date of the acquisition were as follows:

Millions of dollars
Cash and cash equivalents	$367
Other current assets	862
Property, plant and equipment	901
Goodwill	1,079
Investment in Equistar	1,319
Other assets	113
Purchased in-process research and development	60
Current liabilities	(485)
Long-term debt	(1,511)
Other liabilities	(678)
Deferred taxes	(378)
Minority interests	(41)
Convertible debentures – additional paid-in capital	(143)
Investment in treasury stock	4

Total allocated purchase price	$1,469

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	Business Acquisitions – (Continued)

Based upon additional information received during 2005, the fair values of the assets and liabilities acquired were adjusted, with corresponding adjustment to goodwill as summarized in Note 12. Any changes to the estimates of fair value that would result from information obtained subsequent to 2005, other than information relating to settlement of preacquisition income tax contingencies, would not result in adjustment of the accounting for Lyondell’s acquisition of Millennium and, therefore, would be included in Lyondell’s results of operations. No goodwill that would be deductible for income tax purposes was created by the acquisition.

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

The following table provides information regarding the Equistar purchase price and the fair value of the Equistar assets and liabilities acquired at the date of the acquisition:

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

The fair value of Millennium’s 29.5% interest in Equistar as of November 30, 2004 was calculated based on the equity consideration issued for the interest acquired from Occidental on August 22, 2002, adjusted for changes in the Lyondell common stock price at that date through November 30, 2004, deferred tax liabilities of $260 million, and a premium proportionate to the premium paid in Lyondell’s purchase of Millennium. Lyondell determined that the August 22, 2002 transaction, representing an observable transaction in the marketplace, was the best available evidence to determine the fair value of Millennium’s investment in Equistar. Lyondell considered all available information, including market multiples and discounted cash flow analyses, to verify the appropriateness of Lyondell’s estimate of the fair value of Millennium’s 29.5% interest in Equistar based on the August 22, 2002 transaction.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	Business Acquisitions – (Continued)

Approximately $64 million, or less than 5% of the Millennium purchase price, was allocated to purchased in-process research and development (“IPR&D”) of Millennium and Equistar. The estimated fair value of IPR&D was developed using probable discounted cash flows on a project-by-project basis. The activities represented by these projects will be continued by Lyondell, and have no alternative future use. Accordingly, Lyondell’s results of operations for 2004 included a charge of $64 million for the value of the acquired IPR&D.

4.	Goodwill and Other Asset Impairments

Lyondell’s evaluation of strategic alternatives for its worldwide inorganic chemicals business, which resulted in the signing of an agreement for the proposed sale of the inorganic chemicals business on February 23, 2007 (see Note 26), indicated that the carrying values of goodwill and certain software costs associated with the inorganic chemicals business segment were impaired at December 31, 2006, based on the proposed sale and the value to be received for the business. Accordingly, Lyondell’s 2006 earnings reflected a charge of $545 million to recognize impairment of the carrying value of the goodwill and $7 million to recognize the impairment of the carrying value of the software costs. The impairment of goodwill has no tax effect.

Lyondell’s 2006 earnings reflect a pretax charge of $106 million for impairment of the net book value of its idled Lake Charles, Louisiana ethylene facility. In the third quarter of 2006, Lyondell undertook a study of the feasibility, cost and time required to restart the Lake Charles ethylene facility. As a result, management determined that restarting the facility would not be justified. The remaining net book value of the related assets of $10 million represents an estimate, based on probabilities, of alternative-use value. Lyondell does not expect to incur any significant future costs with respect to the facility.

Lyondell’s 2005 earnings reflect a pretax charge of $195 million for impairment of the net book value of its Lake Charles, Louisiana TDI plant and related assets. The following table summarizes estimates of additional charges related to the Lake Charles TDI facility that Lyondell has recognized or expects to recognize subsequent to September 30, 2005 as well as actual costs incurred through December 31, 2006.

Millions of dollars	Facility Costs	Employee Termination Benefits	Other Costs	Total
Estimates of charges to be recognized subsequent to September 30, 2005	$22	$14	$8	$44
Amounts settled during the years ended December 31:
2005	(6)	—	(3)	(9)
2006	(4)	(13)	(1)	(18)
Accrued liabilities as of December 31, 2006	—	(1)	—	(1)

Estimate as of December 31, 2006 of remaining future charges	$12	$—	$4	$16

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

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Goodwill and Other Asset Impairments – (Continued)

In Lyondell’s accounting for the acquisition of Millennium in 2004, no value was assigned to the property, plant and equipment at Millennium’s Le Havre, France TiO2 manufacturing plant. Capital expenditures at this plant of $15 million, $15 million and $4 million for the years 2006, 2005 and 2004, respectively, were reflected in impairment charges. At December 31, 2006, the carrying value of the property, plant and equipment at the Le Havre manufacturing plant was zero.

5.	Hurricane Effects

During 2005, two major hurricanes impacted the chemical and related industries in the coastal and off-shore regions of the Gulf of Mexico. Net income in 2005 reflected charges totaling $58 million, before tax, representing Lyondell’s exposure to industry losses expected to be underwritten by industry insurance consortia, primarily resulting from hurricane damages.

As a result of Hurricane Rita, Lyondell and Houston Refining also incurred various costs that are subject to insurance reimbursements. Such costs include those incurred in conjunction with suspending operations at substantially all of Lyondell’s Gulf Coast plants and at the refinery, minor damage to facilities, and costs to restore operations. Net income in 2005 included $24 million of such costs incurred by Lyondell, of which all but a $5 million deductible under the relevant insurance policies are subject to reimbursement through insurance. For Houston Refining, similar costs totaled $18 million, of which Lyondell’s proportionate share was $11 million. Houston Refining experienced problems in restarting a major production unit that was shut down in connection with the hurricane, resulting in a significant reduction in crude oil processing rates during the fourth quarter 2005 until the unit was restored to normal operations in December 2005. Houston Refining’s hurricane-related costs and business interruption claims are subject to a deductible of $50 million per incident under the relevant insurance policies. During 2006, Lyondell recognized a benefit of $14 million for insurance reimbursements of $20 million representing a partial settlement of outstanding claims of Houston Refining, net of amounts paid to CITGO. In addition, in 2006, Lyondell recognized a $1 million benefit from insurance reimbursements related to Lyondell’s plants. No benefits were recognized in 2005. Lyondell’s benefit from any future insurance recoveries by Houston Refining related to these events will represent its previous 58.78% share of Houston Refining.

6.	Related Party Transactions

Lyondell conducts transactions with Occidental, which is considered a related party. As of December 31, 2006, and giving effect to Occidental’s January 26, 2007 exercise of its warrant to purchase Lyondell common stock, Occidental owned 8.5% of Lyondell, and had one representative on Lyondell’s Board of Directors.

Lyondell also conducts transactions with Houston Refining which, prior to Lyondell’s August 16, 2006 purchase of its partner’s 41.25% interest in Houston Refining (see Notes 3 and 9), represented an equity investment.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Related Party Transactions – (Continued)

Prior to the November 30, 2004 acquisition of Millennium and Equistar, Lyondell conducted transactions with Equistar, and Equistar conducted transactions with Millennium. These transactions are continuing; however, subsequent to November 30, 2004, these transactions are eliminated in the Consolidated Financial Statements of Lyondell. Occidental makes significant purchases of raw materials from Equistar, and Equistar leases its Lake Charles ethylene facility and the land related thereto and certain railcars from Occidental. In addition, Equistar, Millennium and Houston Refining make purchases of product from Occidental. Subsequent to November 30, 2004, transactions between Equistar, Millennium and Occidental are reported as Lyondell related party transactions. Subsequent to August 16, 2006, transactions between Houston Refining and Occidental are reported as Lyondell related party transactions.

Product Transactions with Houston Refining—Lyondell has various service and cost sharing arrangements with Houston Refining. Lyondell’s subsidiary, Equistar, has product sales and raw material purchase agreements with Houston Refining. Certain ethylene co-products are sold by Equistar to Houston Refining for processing into gasoline and certain refined products are sold by Houston Refining to Equistar as raw materials. Equistar also has processing and storage arrangements with Houston Refining and provides certain marketing services for Houston Refining. All of these agreements are on terms generally representative of prevailing market prices.

Product Transactions with Occidental—Lyondell’s subsidiary, Equistar, and Occidental entered into an ethylene sales agreement on May 15, 1998, which was amended effective April 1, 2004, pursuant to which Occidental agreed to purchase a substantial amount of its ethylene raw material requirements from Equistar. Either party has the option to “phase down” volumes over time. However, a “phase down” cannot begin until January 1, 2014 and the annual minimum requirements cannot decline to zero prior to December 31, 2018, unless certain specified force majeure events occur. In addition to the sales of ethylene, from time to time Equistar has made sales of ethers and glycols to Occidental, and Equistar has purchased various other products from Occidental, all at market-related prices. Lyondell’s subsidiary, Millennium, also purchases sodium silicate and chlorine, and Houston Refining purchases caustic soda from Occidental. All of these agreements are on terms generally representative of prevailing market prices.

See Notes 8 and 9 for additional discussion of related party transactions.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Related Party Transactions – (Continued)

Related party transactions are summarized as follows:

	For the year ended December 31,
Millions of dollars	2006	2005	2004
Lyondell billed related parties for:
Sales of products and processing services–
Houston Refining	$552	$944	$82
Occidental	782	755	73
Equistar	—	—	48
Shared services and shared site agreements–
Equistar	—	—	158
Houston Refining	7	6	3

Lyondell was billed by related parties for:
Purchases of products and processing services–
Houston Refining	$514	$394	$46
Occidental	59	27	1
Equistar	—	—	907
Shared services, transition and lease agreements–
Occidental	7	7	1
Equistar	—	—	18
Houston Refining	1	—	—

The fluctuations in the activity levels during the three-year period in the above table are due primarily to the consolidation of Houston Refining beginning August 16, 2006 and the consolidation of Millennium and Equistar beginning December 1, 2004.

7.	Investment in PO Joint Ventures

In March 2000, Lyondell, together with Bayer AG and Bayer Corporation (collectively “Bayer”), entered into a U.S. PO manufacturing joint venture (the “U.S. PO Joint Venture”) and a separate joint venture for certain related PO technology (the “PO Technology Joint Venture”). Lyondell contributed approximately $1.2 billion of assets at historical book value to the joint ventures, and allocated $522 million of that book value to the partnership interest sold to Bayer. Bayer’s ownership interest represents ownership of an in-kind portion of the PO production of the U.S. PO Joint Venture. Bayer’s 2006 share of PO production was 1.6 billion pounds. Lyondell takes in kind the remaining PO production and all co-product (SM and TBA) production from the U.S. PO Joint Venture.

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

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Investment in PO Joint Ventures – (Continued)

Lyondell and Bayer do not share marketing or product sales under either the U.S. PO Joint Venture or European PO Joint Venture (collectively, the “PO Joint Ventures”). Lyondell operates the PO Joint Ventures’ plants and arranges and coordinates the logistics of product delivery. The partners share in the cost of production and logistics based on their product offtake.

Lyondell reports the cost of its product offtake as inventory and cost of sales in its consolidated financial statements. Related cash flows are reported in the operating cash flow section of the consolidated statements of cash flows. Lyondell’s investment in the PO Joint Ventures is reduced through recognition of its share of the depreciation and amortization of the assets of the joint ventures, which is included in cost of sales. Other changes in the investment balance are principally due to additional capital investments by Lyondell in the PO Joint Ventures. Lyondell’s contributions to the PO Joint Ventures are reported as “Contributions and advances to affiliates” in the consolidated statements of cash flows. Total assets of the PO Joint Ventures, primarily property, plant and equipment, were $1.7 billion at both December 31, 2006 and 2005, respectively. Changes in Lyondell’s investment in 2006 and 2005 are summarized as follows:

	U.S. PO Joint Venture	European PO Joint Venture	Total PO Joint Ventures
Investment in PO joint ventures – January 1, 2005	$541	$297	$838
Cash contributions, net	10	10	20
Depreciation and amortization	(33)	(12)	(45)
Effect of exchange rate changes	—	(37)	(37)

Investment in PO joint ventures – December 31, 2005	518	258	776
Cash contributions, net	22	—	22
Depreciation and amortization	(36)	(13)	(49)
Effect of exchange rate changes	—	29	29

Investment in PO joint ventures – December 31, 2006	$504	$274	$778

8.	Investment in Equistar Chemicals, LP

As a result of Lyondell’s acquisition of Millennium, Equistar became a wholly-owned subsidiary of Lyondell as of December 1, 2004. Prior to December 1, 2004, Lyondell accounted for its 70.5% interest in Equistar using the equity method of accounting because of Lyondell’s and Millennium’s joint control of certain key management decisions, including approval of the strategic plan, capital expenditures and annual budget, issuance of debt and the appointment of executive management of the partnership. As a partnership, Equistar is not subject to federal income taxes.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Investment in Equistar Chemicals, LP – (Continued)

Summarized financial information for Equistar for the year ended December 31, 2004 follows:

Millions of dollars
STATEMENTS OF INCOME
Sales and other operating revenues	$9,316
Cost of sales	8,583
Selling, general and administrative expenses	205
Research and development expense	34

Operating income	494
Interest expense, net	220
Other income, net	2

Net income	$276

Lyondell’s income or loss from its investment in Equistar prior to December 1, 2004 consisted of Lyondell’s share of Equistar’s income or loss and accretion of Lyondell’s investment in Equistar up to its underlying equity in Equistar’s net assets.

Prior to November 30, 2004, Lyondell and Equistar entered into various agreements expiring in 2013 and 2014 under which Lyondell purchases ethylene, propylene and benzene at market-related prices from Equistar. As a result of the acquisition of Millennium, from December 1, 2004, such transactions are eliminated in the consolidation of Lyondell and Equistar. Equistar’s sales to and purchases of product from Lyondell were approximately $1,004 million and $54 million, respectively, for the year ended December 31, 2004.

Through December 31, 2004, Equistar acted as sales agent for the methanol products of Lyondell. Equistar also provided operating and other services for Lyondell including the lease to Lyondell by Equistar of the real property on which the methanol plant was located for which Equistar billed Lyondell approximately $6 million in 2004.

Sales by Equistar to Houston Refining, primarily of certain ethylene co-products and MTBE and processing services, were approximately $751 million in the year ended December 31, 2004. Purchases by Equistar from Houston Refining, primarily of refined products, during the year ended December 31, 2004 totaled approximately $425 million.

Equistar and Occidental entered into an ethylene sales agreement on May 15, 1998 (see Note 6) under which Occidental agreed to purchase a substantial amount of its ethylene raw material requirements from Equistar. In addition to the sales of ethylene, from time to time Equistar has made sales of ethers and glycols to Occidental, and Equistar has purchased various other products from Occidental, all at market-related prices. Equistar’s sales to and purchases from Occidental were approximately $634 million and $3 million, respectively, in the year ended December 31, 2004. Equistar also paid Occidental approximately $8 million in 2004 for subleases of certain railcars (see Note 16). In addition, Equistar leases its Lake Charles ethylene facility and the land related thereto from Occidental (see Note 4).

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Investment in Equistar Chemicals, LP – (Continued)

Under a shared services agreement between Lyondell and Equistar, Lyondell provides office space and various services to Equistar, including information technology, sales and marketing, supply chain, and other administrative and support services. Lyondell charges Equistar for its share of the cost of such services. Direct costs, incurred exclusively for Equistar, are also charged to Equistar. Billings by Lyondell to Equistar were approximately $182 million for the year ended December 31, 2004. Costs related to a limited number of shared services, primarily engineering, were formerly incurred by Equistar on behalf of Lyondell. In such cases, Equistar charged Lyondell for its share of such costs. Billings by Equistar to Lyondell were approximately $22 million for the year ended December 31, 2004.

9.	Investment in Houston Refining LP

Through August 15, 2006, Lyondell’s refining operations were conducted through its 58.75% interest in Houston Refining. On August 16, 2006, Lyondell purchased CITGO’s 41.25% interest in Houston Refining, and, as a result, owns 100% of Houston Refining (see Note 3).

Because the partners jointly controlled certain key management decisions, including approval of the strategic plan, capital expenditures and annual budget, issuance of debt and the appointment of executive management of the partnership, Lyondell accounted for its investment in Houston Refining using the equity method through August 15, 2006.

Summarized financial information for Houston Refining follows:

Millions of dollars	December 31, 2005

BALANCE SHEETS
Total current assets	$418
Property, plant and equipment, net	1,328
Other assets	86

Total assets	$1,832

Current liabilities	$805
Long-term debt	439
Loans payable to partners	264
Other liabilities	113
Partners’ capital	211

Total liabilities and partners’ capital	$1,832

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	Investment in Houston Refining LP – (Continued)

Millions of dollars	For the period January 1 through August 15, 2006	For the year ended December 31,
		2005	2004
STATEMENTS OF INCOME
Sales and other operating revenues	$5,710	$6,741	$5,603
Cost of sales	5,223	6,458	5,028
Termination of crude supply agreement	300	—	—
Selling, general and administrative expenses	42	51	59

Operating income	145	232	516
Interest expense, net	(31)	(38)	(30)
Other income	—	—	14

Net income	$114	$194	$500

As a partnership, Houston Refining is not subject to federal income taxes. Houston Refining’s selling, general and administrative expenses for the period ended August 15, 2006 included an $8 million charge representing reimbursement to Lyondell of legal fees and expenses paid by Lyondell on behalf of Houston Refining in connection with the settlement discussed below.

Lyondell’s equity in earnings of Houston Refining for the year ended December 31, 2006 was reduced by a $176 million charge representing its 58.75% share of the $300 million cost to terminate Houston Refining’s previous crude supply agreement (See Note 3). For the year ended December 31, 2006, Lyondell’s income also included $74 million in “Other income, net” representing net payments received by Lyondell, including reimbursement of legal fees and expenses from Houston Refining, in settlement of all disputes among Lyondell, CITGO and Petróleos de Venezuela, S.A. (“PDVSA”) and their respective affiliates. See also the “Crude Supply Agreement” section of Note 20.

Lyondell’s income from its investment in Houston Refining prior to August 16, 2006 consisted of Lyondell’s share of Houston Refining’s net income and accretion of Lyondell’s investment in Houston Refining up to its underlying equity in Houston Refining’s net assets.

Sales from Houston Refining to Equistar, primarily of refined products, were approximately $425 million for the year ended December 31, 2004. Purchases by Houston Refining from Equistar, primarily of certain ethylene co-products and MTBE and processing services, during the year ended December 31, 2004 totaled approximately $751 million.

10.	Accounts Receivable

Lyondell sells its products primarily to other industrial concerns in the petrochemicals, coatings and refining industries. Lyondell performs ongoing credit evaluations of its customers’ financial condition and, in certain circumstances, requires letters of credit from them. Lyondell’s allowance for doubtful accounts receivable, which is reflected in the Consolidated Balance Sheets as a reduction of accounts receivable, totaled $11 million and $22 million at December 31, 2006 and 2005, respectively. The Consolidated Statements of Income included provisions for doubtful accounts of $3 million in 2006, $5 million in 2005 and $1 million in 2004.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	Accounts Receivable – (Continued)

Lyondell has two accounts receivable sales facilities totaling $750 million, which mature in November 2010, maintained by its wholly-owned subsidiary, Equistar, and by Lyondell Chemical Company. Pursuant to these facilities, Lyondell sells, through two wholly-owned, bankruptcy-remote subsidiaries, on an ongoing basis and without recourse, interests in pools of domestic accounts receivable to financial institutions participating in the facilities. Lyondell is responsible for servicing the receivables.

Lyondell amended its $150 million facility in 2004, increasing it from $100 million to $150 million; in November 2005, extending the maturity to November 2010; and in August 2006 and November 2006, primarily to exclude Millennium from certain events-of-default provisions, to address certain other changes and to conform the accounts receivable sales facility to Lyondell Chemical Company’s new credit facility. The facility currently permits the sale of up to $135 million of total interests in eligible domestic accounts receivable, which amount would decline by $35 million if Lyondell Chemical Company’s credit facility were fully drawn. The facility is subject to substantially the same covenants as the credit facility (see Note 15).

The facility maintained by Equistar also was amended in November 2005, increasing the commitment under the facility from $450 million to $600 million and extending the maturity to November 2010. The facility is subject to substantially the same minimum unused availability requirements and covenant requirements as Equistar’s $400 million inventory-based revolving credit facility, which also is secured by a pledge of accounts receivable (see Note 15).

The amount of the interests in the pools of receivables permitted to be sold is determined by formulae. Accounts receivable in the Consolidated Balance Sheets are reduced by the sales of interests in the pools. Upon termination of the facilities, cash collections related to accounts receivable then in the pools would first be applied to the respective outstanding interests sold. Increases and decreases in the amounts sold are reflected in operating cash flows in the Consolidated Statements of Cash Flows, representing collections of sales revenue. Fees related to the sales are included in “Selling, general and administrative expenses” in the Consolidated Statements of Income. The aggregate amounts of outstanding receivables sold under the facilities were $100 million and $275 million as of December 31, 2006 and 2005.

Prior to January 2006, discounts were offered to certain customers for early payment for product. As a result, some receivable amounts were collected in December 2005 and 2004, respectively, that otherwise would have been expected to be collected in January 2006 and 2005, respectively. This included collections of $84 million and $66 million in December 2005 and 2004, respectively, related to receivables from Occidental.

11.	Inventories

Inventories consisted of the following components at December 31:

Millions of dollars	2006	2005
Finished goods	$1,278	$985
Work-in-process	191	118
Raw materials	547	338
Materials and supplies	243	216

Total inventories	$2,259	$1,657

The increase in inventories in 2006 reflects the consolidation of Houston Refining (see Note 3).

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	Inventories – (Continued)

At December 31, 2006, approximately 92% of inventories, excluding materials and supplies, were valued using the LIFO method.

The excess of the current replacement cost over book value of those inventories that are carried at cost using the LIFO method was approximately $1,061 million and $709 million at December 31, 2006 and 2005, respectively.

During 2006, inventories carried under the LIFO method of inventory accounting were reduced, which resulted in a $19 million pretax benefit to income.

12.	Property, Plant and Equipment, Goodwill and Other Assets

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows at December 31:

Millions of dollars	2006	2005
Land	$137	$125
Manufacturing facilities and equipment	12,797	9,119
Construction in progress	427	215

Total property, plant and equipment	13,361	9,459
Less accumulated depreciation	(4,214)	(2,929)

Property, plant and equipment, net	$9,147	$6,530

Maintenance and repair expenses were $648 million, $552 million and $149 million for the years ended December 31, 2006, 2005 and 2004, respectively. No interest was capitalized to property, plant and equipment during 2006, 2005 and 2004.

The following table summarizes the changes to Lyondell’s goodwill during 2005 and 2006 by reportable segment (see Notes 1 and 25).

Millions of dollars	EC&D	PO&RP	Inorganic Chemicals	Total
Goodwill at January 1, 2005	$270	$1,080	$875	$2,225
Adjustments to preliminary purchase price allocation related to November 30, 2004 acquisition of Millennium	11	—	68	79
Settlement of income tax issues related to 1998 acquisition of ARCO Chemical Company	—	(9)	—	(9)

Goodwill at December 31, 2005	$281	$1,071	$943	$2,295
Impairment	—	—	(545)	(545)
Settlement of income tax issues related to acquisitions of Millennium and ARCO Chemical Company	(5)	(15)	(82)	(102)

Goodwill at December 31, 2006	$276	$1,056	$316	$1,648

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	Property, Plant and Equipment, Goodwill and Other Assets – (Continued)

Goodwill for the PO&RP segment is shown net of accumulated amortization of $11 million through December 31, 2002.

Goodwill for the Inorganic Chemicals and EC&D segments arose in the acquisition of Millennium as of November 30, 2004 (see Note 3). Based on information obtained during 2005, regarding environmental remediation liabilities of Millennium as of November 30, 2004, Lyondell increased its estimate of such liabilities by $53 million, resulting in an increase in goodwill, net of tax effects, of $35 million (see Notes 3 and 20). Lyondell also increased its estimate of Millennium’s liabilities for income taxes and related interest as of November 30, 2004 by $32 million, resulting in a net increase in goodwill of $27 million, based on information obtained during 2005. Other adjustments in 2005 primarily represent the write-off of certain fixed assets and increases in various liability accruals.

In conjunction with Lyondell’s proposed sale of its worldwide inorganic chemicals business (see Note 26), Lyondell determined that the carrying values of goodwill and certain software costs associated with the inorganic chemicals business segment were impaired at December 31, 2006, based on the proposed sale and the value to be received for the business. Accordingly, Lyondell’s 2006 earnings reflected a charge of $545 million to recognize impairment of the carrying value of the goodwill and $7 million to recognize the impairment of the carrying value of the software costs. The impairment of goodwill has no tax effect.

The components of other assets, at cost, and the related accumulated amortization were as follows at December 31:

	2006			2005
Millions of dollars	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Identifiable intangible assets:
Debt issuance costs	$197	$(97)	$100	$101	$(53)	$48
Patent and license costs	135	(79)	56	124	(69)	55
Software costs	285	(228)	57	252	(175)	77
Turnaround costs	581	(274)	307	441	(191)	250
Catalyst costs	68	(45)	23	57	(33)	24
Other	250	(107)	143	215	(101)	114

Total intangible assets	$1,516	$(830)	686	$1,190	$(622)	568

Company-owned life insurance			151			142
Deferred tax assets			79			54
Precious metals			44			41
Pension assets			36			60
Other			13			17

Total other assets, net			$1,009			$882

Amortization of these identifiable intangible assets for the next five years is expected to be $160 million in 2007, $134 million in 2008, $90 million in 2009, $72 million in 2010, and $55 million in 2011.

Depreciation and amortization expense is summarized as follows:

Millions of dollars	2006	2005	2004
Property, plant and equipment	$608	$541	$202
Investment in PO joint ventures	49	45	44
Turnaround costs	71	63	16
Patent and license costs	10	2	10
Software costs	33	39	12
Other	34	39	5

Total depreciation and amortization	$805	$729	$289

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	Property, Plant and Equipment, Goodwill and Other Assets – (Continued)

In addition to the depreciation and amortization expense shown above, amortization of debt issuance costs of $16 million, $15 million and $18 million in 2006, 2005 and 2004, respectively, is included in interest expense in the Consolidated Statements of Income.

The increases in property, plant and equipment and accumulated depreciation as well as other assets in 2006 reflect the consolidation of Houston Refining. The increases in maintenance and repair expenses as well as depreciation and amortization expense in 2006 and 2005, respectively, reflect the consolidation of Houston Refining from August 16, 2006 and Millennium and Equistar from December 1, 2004 (see Note 3).

13.	Accounts Payable

Accounts payable at December 31, 2006 and 2005 included liabilities in the amounts of $23 million and $16 million, respectively, for checks issued in excess of associated bank balances but not yet presented for collection.

14.	Accrued Liabilities

Accrued liabilities consisted of the following components at December 31:

Millions of dollars	2006	2005
Payroll and benefits	$340	$248
Interest	164	128
Taxes other than income taxes	150	114
Estimated 2007 CITGO tax reimbursement	97	—
Product sales rebates	86	89
Income taxes	71	78
Deferred revenues	47	42
Other	134	99

Total accrued liabilities	$1,089	$798

The increase in accrued liabilities in 2006 was primarily due to the consolidation of Houston Refining (see Note 3).

15.	Long-Term Debt

Lyondell’s long-term debt includes credit facilities and debt obligations maintained by Lyondell’s wholly-owned subsidiaries, Equistar and Millennium, and by Lyondell Chemical Company without its consolidated subsidiaries (“LCC”). In some situations, such as references to financial ratios, the context may require that “LCC” refer to Lyondell Chemical Company and its consolidated subsidiaries other than Equistar and Millennium. LCC has not guaranteed the subsidiaries’ credit facilities or debt obligations, except for Equistar’s 7.55% Debentures due 2026 in the principal amount of $150 million.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Long-Term Debt – (Continued)

Long-term debt consisted of the following at December 31:

Millions of dollars	2006	2005
Bank credit facilities:
LCC senior secured credit facility:
Term loan due 2013	$1,771	$—
$1,055 million revolving credit facility	—	—
Equistar $400 million inventory-based revolving credit facility	—	—
Millennium $150 million senior secured revolving credit facility	—	—
Millennium $100 million Australian senior secured term loan due 2010	70	99
Millennium €60 million U.K. asset-based revolving credit facility	—	—
LCC notes and debentures:
Senior Secured Notes, Series A due 2007, 9.625%	—	899
Senior Secured Notes due 2008, 9.5%	—	426
Senior Secured Notes due 2012, 11.125% ($1 million of discount)	277	277
Senior Secured Notes due 2013, 10.5%	325	325
Debentures due 2010, 10.25%	100	100
Debentures due 2020, 9.8% ($1 million of discount)	224	224
Senior Unsecured Notes due 2014, 8%	875	—
Senior Unsecured Notes due 2016, 8.25%	900	—
Senior Subordinated Notes due 2009, 10.875%	500	500
Equistar notes and debentures:
Senior Notes due 2008, 10.125% ($16 million of premium)	716	725
Senior Notes due 2011, 10.625% ($27 million of premium)	727	733
Debentures due 2026, 7.55% ($15 million of discount)	135	135
Notes due 2006, 6.5%	—	150
Notes due 2009, 8.75% ($1 million of discount)	599	599
Millennium notes and debentures:
Senior Notes due 2006, 7%	—	161
Senior Notes due 2008, 9.25% ($20 million of premium)	393	500
Senior Debentures due 2026, 7.625% ($3 million of premium)	249	252
Convertible Senior Debentures due 2023, 4% ($13 million of premium)	163	166
Other debt	16	22

Total	8,040	6,293
Less current maturities	(22)	(319)

Long-term debt	$8,018	$5,974

Aggregate maturities of all long-term debt during the next five years are $22 million in 2007, $1.1 billion in 2008, $1.1 billion in 2009, $194 million in 2010, $721 million in 2011 and $4.8 billion thereafter. Current maturities of long-term debt at December 31, 2006 included $18 million of LCC’s term loan due 2013 and other debt of $4 million. At December 31, 2005, current maturities of long-term debt included $150 million of Equistar’s 6.5% Notes, $158 million of Millennium’s 7% Senior Notes and other debt of $11 million.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Long-Term Debt – (Continued)

Approximately 90% of LCC’s and Equistar’s long-term debt and 70% of Millennium’s long-term debt can be redeemed prior to maturity. The majority of this debt is currently redeemable upon payment of the present value of future interest and principal amounts, using a specified discount rate. The remainder of the debt is redeemable beginning in 2007, at prices ranging from 105.6% to 100% of the principal amount, with the price declining to 100% at maturity.

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

On August 16, 2006, in connection with the acquisition of CITGO’s 41.25% ownership interest in Houston Refining (see Note 3), LCC entered into a new senior secured credit facility that included a $2.65 billion, seven-year term loan and an $800 million, five-year revolving credit facility. The $800 million revolving credit facility replaced LCC’s former $475 million revolving credit facility, which was scheduled to mature in December 2009, and Houston Refining’s former $150 million revolving credit facility. In September 2006, LCC increased the amount under the revolving credit facility from $800 million to $1,055 million and reduced the then current interest rate on the term loan from LIBOR plus 2% to LIBOR plus 1.75%.

During 2006, LCC completed a public offering of $1,775 million of Senior Unsecured Notes, using a portion of the proceeds to repay $875 million of the $2.65 billion term loan due 2013 and to purchase the remaining $899 million principal amount of its 9.625% Series A, Senior Secured Notes due 2007, paying a premium of $20 million; and prepaid the remaining $430 million of 9.5% Senior Secured Notes due 2008, paying a premium of $10 million.

LCC’s credit facility and indentures, which include substantially the same terms as the former credit facility, contain covenants that, subject to exceptions, restrict, among other things, sale and leaseback transactions, lien incurrence, debt incurrence, dividends, investments, purchase of equity, payments on indebtedness, affiliate transactions, accounts receivable securitizations, sales of assets and mergers. In addition, the credit facility contains covenants that require the maintenance of specified financial ratios: (1) the Interest Coverage Ratio (as defined) at the end of each fiscal quarter may not be less than 2.75 and (2) the ratio of Senior Secured Debt (as defined) at any date to Adjusted EBITDA (as defined) for the period of four consecutive fiscal quarters most recently ended on or prior to such date may not exceed 2.75.

During 2006, LCC amended its former senior secured revolving credit facility and amended its indentures to, among other things, provide for additional subsidiary guarantors and other collateral, limit the pledge of equity interests and other securities in certain circumstances and exclude Millennium from certain events-of-default provisions. LCC also amended the indenture governing its 9.625% Senior Secured Notes, Series A, due 2007 to eliminate substantially all of the restrictive covenants, certain events of default and other provisions.

Amounts available under LCC’s revolving credit facility, which was undrawn at December 31, 2006, are reduced to the extent of outstanding letters of credit provided under LCC’s credit facility, which totaled $91 million as of December 31, 2006. LCC’s revolving credit facility bears interest between LIBOR plus 1.75% and LIBOR plus 2.5%, based on a Total Leverage Ratio (as defined).

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Long-Term Debt – (Continued)

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

During 2005, LCC: prepaid $300 million of its 9.5% Senior Secured Notes due 2008 and the remaining $700 million of the 9.875% Senior Secured Notes, Series B, due 2007; paid an aggregate of $36 million in prepayment premiums; purchased $1 million of its 9.625% Senior Secured Notes, Series A, due 2007; and paid, at maturity, $100 million of its 9.375% Debentures due 2005. During 2004, LCC prepaid $300 million of the 9.875% Senior Secured Notes, Series B, which mature in 2007, and paid $15 million in prepayment premiums.

Equistar long-term debt—During 2005, Equistar amended its $250 million inventory-based revolving credit facility, increasing the availability to $400 million, extending the maturity to November 2010 and reducing the interest rate from LIBOR plus 2.25% to LIBOR plus 1.5%. The total amount available at December 31, 2006 under both the $400 million inventory-based revolving credit facility and the $600 million accounts receivable sales facility (see Note 10) was $938 million, which gave effect to the borrowing base less a $50 million unused availability requirement and any outstanding amount of accounts receivable sold under the accounts receivable facility, of which there were none at December 31, 2006, and $12 million of outstanding letters of credit under the revolving credit facility as of December 31, 2006. The borrowing base is determined using a formula applied to accounts receivable and inventory balances. The revolving credit facility requires that the unused available amounts under that facility and the $600 million accounts receivable sales facility equal or exceed $50 million, or $100 million if the Interest Coverage Ratio (as defined) at the end of any period of four consecutive fiscal quarters is less than 2:1. The revolving credit facility is secured by a lien on all Equistar inventory and certain Equistar personal property, including a pledge of accounts receivable. There was no borrowing under the revolving credit facility at December 31, 2006.

During 2006, Equistar repaid the $150 million of 6.5% Notes outstanding, which matured in February 2006. Equistar’s $400 million revolving credit facility and its indentures contain covenants that, subject to exceptions, restrict, among other things, lien incurrence, debt incurrence, dividends, sales of assets, investments, accounts receivable securitizations, purchase of equity, payments on indebtedness, affiliate transactions, sale and leaseback transactions and mergers. The credit facility does not require the maintenance of specified financial ratios as long as certain conditions are met. In addition, some of Equistar’s indentures require additional interest payments to the note holders if Equistar makes distributions when Equistar’s Fixed Charge Coverage Ratio (as defined), is less than 1.75 to 1.

Millennium long-term debt—During 2006, Millennium obtained an amendment to its $150 million senior secured revolving credit facility and to the indenture governing the 4% Convertible Senior Debentures primarily to exclude a subsidiary of Millennium, Millennium Holdings, LLC and its subsidiaries (collectively “Millennium Holdings”), from events-of-default provisions that could be triggered in connection with judgments against Millennium Holdings. See “Litigation” section of Note 20.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Long-Term Debt – (Continued)

Also during 2006, a U.K. subsidiary of Millennium entered into a new €60 million, five-year, revolving credit facility, which, subject to permitted liens, is generally secured by the subsidiary’s inventory, accounts receivable and certain other assets. Availability under the U.K. facility, which was €46 million, or approximately $61 million, at December 31, 2006, gave effect to the borrowing base as determined using a formula applied to accounts receivable and inventory balances and was reduced to the extent of outstanding borrowing and letters of credit provided under the facility. At December 31, 2006, there was no outstanding borrowing, and there were no outstanding letters of credit under the facility. The U.K. facility bears interest at LIBOR plus 1.25%.

During 2006, Millennium purchased $158 million principal amount of its 7% Senior Notes due 2006, paying a premium of $2 million, and purchased $85 million principal amount of the 9.25% Senior Notes due 2008, paying a premium of $5 million. Millennium also repaid $29 million principal amount of its Australian term loan during 2006.

During 2005, Millennium purchased $342 million principal amount of its 7% Senior Notes due 2006, $13 million of the 9.25% Senior Notes due 2008 and $1 million of the 7.625% Senior Debentures due 2026, paying total premiums of $10 million.

Millennium amended and restated its $150 million senior secured credit facility in 2005, replacing it with a $125 million U.S. senior secured revolving credit facility, a $25 million Australian senior secured revolving credit facility, and a $100 million Australian senior secured term loan, all of which mature in August 2010. Availability under the revolving credit facilities is reduced to the extent of outstanding letters of credit provided under the facilities. There were $22 million of outstanding letters of credit under the U.S. revolving credit facility and none outstanding under the Australian revolving credit facility as of December 31, 2006. There was no outstanding borrowing under either revolving credit facility as of December 31, 2006. The U.S. revolving credit facility and the Australian term loan generally bear interest between LIBOR plus 1% and LIBOR plus 2%, as the case may be, based upon the Leverage Ratio (as defined), as of the most recent determination date. The Australian revolving credit facility generally bears interest based on the Australian Bank Bill Rate (as defined) plus between 1% and 2%, as the case may be, based upon the Leverage Ratio as of the most recent determination date.

Also in 2005, Millennium obtained an amendment to its previous $150 million senior secured credit facility to allow for the unrestricted repurchase of indebtedness in the form of bonds, debentures, notes or similar instruments. On February 2, 2005, as a result of certain adjustments and charges related to the February 2005 restatement of Millennium’s financial statements, Millennium entered into an amendment and waiver to its previous $150 million credit facility, which amended the credit facility definition of EBITDA and waived any and all defaults or events of default that may have occurred on or prior to the amendment and waiver.

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

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Long-Term Debt – (Continued)

In addition to letters of credit outstanding under the U.S. revolving credit facility, Millennium had other outstanding letters of credit and bank guarantees under other arrangements of $8 million at December 31, 2006.

Millennium’s facilities and its indentures contain covenants that, subject to exceptions, restrict, among other things, dividends, debt incurrence, lien incurrence, investments, sale and leaseback transactions, sales of assets, affiliate transactions, mergers, accounts receivable securitization transactions, purchase of equity and payments on indebtedness. Pursuant to these provisions, Millennium is prohibited from making restricted payments, including paying certain dividends. Other than the U.K. facility, Millennium’s facilities also contain covenants that require the maintenance of specified financial ratios: (1) the Leverage Ratio (as defined) is required to be less than 4.50 to 1 and (2) the Interest Coverage Ratio (as defined) for any period of four consecutive fiscal quarters is required to be equal to or greater than 2.25 to 1. Millennium’s U.K. facility does not require the maintenance of specified financial ratios as long as certain conditions are met.

Millennium has outstanding $150 million aggregate principal amount of 4% Convertible Senior Debentures, which are due in 2023, unless earlier redeemed, converted or repurchased. As a result of Lyondell’s acquisition of Millennium, Millennium and Lyondell executed a supplemental indenture providing that the holders of the 4% Convertible Senior Debentures may convert their debentures into shares of Lyondell’s common stock (or, at Lyondell’s discretion, equivalent cash or a combination thereof). As of December 31, 2006, based on a quarterly test related to the price of Lyondell common stock, the Debentures were convertible at a conversion price of $13.38 per share, which is equivalent to a conversion rate of 74.758 Lyondell shares per one thousand dollar principal amount of the Debentures. As of December 31, 2006, the amount of Debentures converted into shares of Lyondell common stock was not significant.

The Debentures are redeemable at Millennium’s option beginning November 15, 2010 at a redemption price equal to 100% of their principal amount. On November 15 in each of 2010, 2013 and 2018, holders of the Debentures will have the right to require Millennium to repurchase all or some of the Debentures they own at a purchase price equal to 100% of their principal amount. Millennium may choose to pay the purchase price in cash or shares of Lyondell’s common stock or any combination thereof. In the event of a conversion request as a result of the long-term credit rating assigned to the Debentures being either Caa1 or lower, in the case of Moody’s Investors Service (“Moody’s”), or B- or lower in the case of Standard & Poor’s (“S&P”) rating service, or if both rating agencies discontinue, withdraw or suspend their ratings, Millennium can deliver cash, or a combination of cash and shares of Lyondell common stock, in lieu of shares of Lyondell common stock. The Debentures are currently rated B1 by Moody’s and B+ by S&P. Holders of the Debentures also have the right to require Millennium to repurchase all or some of the Debentures at a cash purchase price equal to 100% of their principal amount, upon the occurrence of certain events constituting a Fundamental Change, as defined in the indenture. Lyondell’s acquisition of Millennium was not considered a Fundamental Change.

Millennium’s revolving credit facility is guaranteed by Millennium and Millennium America Inc. (“Millennium America”), a subsidiary of Millennium; Millennium’s 7.625% Senior Debentures and 9.25% Senior Notes were issued by Millennium America and are fully and unconditionally guaranteed by Millennium; and Millennium’s 4% Convertible Senior Debentures were issued by Millennium and are guaranteed fully and unconditionally by Millennium America.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	Lease Commitments

Lyondell leases various facilities and equipment under noncancelable operating lease arrangements for varying periods. Operating leases include leases of railcars used in the distribution of products in Lyondell’s business. As of December 31, 2006, future minimum lease payments for the next five years and thereafter, relating to all noncancelable operating leases with terms in excess of one year were as follows:

Millions of dollars
2007	$235
2008	188
2009	147
2010	132
2011	111
Thereafter	611

Total minimum lease payments	$1,424

Net rental expense for 2006, 2005 and 2004 was $226 million, $196 million and $77 million, respectively. The increases in net rental expenses in 2006 and 2005 were primarily due to the consolidation of Houston Refining from August 16, 2006 and Millennium and Equistar from December 31, 2004 (see Note 3).

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

Commodity Price Risk Management—Lyondell is exposed to commodity price volatility related to anticipated purchases of natural gas, crude oil and other raw materials and sales of its products. Lyondell selectively uses commodity swap, option, and futures contracts with various terms to manage the volatility related to these risks. Such contracts are generally limited to durations of one year or less. Cash-flow hedge accounting is normally elected for these derivative transactions; however, in some cases, when the duration of a derivative is short, hedge accounting is not elected. When hedge accounting is not elected, the changes in fair value of these instruments are recorded in earnings. When hedge accounting is elected, gains and losses on these instruments are deferred in accumulated other comprehensive income (“AOCI”) until the underlying transaction is recognized in earnings.

During 2006, Lyondell entered into futures contracts, with respect to purchases of crude oil and sales of gasoline and heating oil. These futures transactions were not designated as hedges, and the changes in the fair value of the futures contracts were recognized in earnings. During 2006, Lyondell settled futures positions of 38 million gallons of gasoline and heating oil, which resulted in net gains of $1 million.

At December 31, 2006, futures contracts for 12 million gallons of gasoline in the notional amount of $20 million and 900 thousand barrels of crude oil in the notional amount of $56 million, maturing in February and March 2007, were outstanding. The fair value, based on quoted market prices, resulted in a net payable of $3 million at December 31, 2006.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	Financial Instruments and Derivatives – (Continued)

Net losses of $1 million, $5 million and $1 million were included in earnings in 2006, 2005 and 2004, respectively. As of December 31, 2005, the notional amounts of outstanding commodity derivative instruments were not material. The deferred amounts in AOCI at December 31, 2006 or 2005 were less than $1 million.

Foreign Currency Exposure Management—Lyondell manufactures and markets its products in a number of countries throughout the world and, as a result, is exposed to changes in currency exchange rates. Costs in some countries are incurred, in part, in currencies other than the applicable functional currency. Lyondell selectively utilizes forward, swap and option derivative contracts with terms normally lasting less than three months to protect against the adverse effect that currency exchange rate fluctuations may have on foreign currency denominated trade receivables and trade payables. These derivatives generally are not designated as hedges for accounting purposes. There were no outstanding foreign currency forward, swap or option contracts at December 31, 2006 and 2005.

In addition, Lyondell selectively utilizes currency forward and swap contracts that qualify as cash-flow hedges. These are intended to offset the effect of exchange rate fluctuations on forecasted or committed sales and purchases. Gains and losses on these instruments are deferred in AOCI until the underlying transaction is recognized in earnings. The gains or losses are reported either in sales and other operating revenues or cost of sales to match the underlying transaction being hedged. There were no amounts related to foreign exchange cash-flow hedges deferred in AOCI at December 31, 2006 and 2005.

As a result of foreign currency transactions, Lyondell had net losses of $8 million, $7 million and $5 million, respectively, in 2006, 2005 and 2004.

Interest Rate Risk Management—Lyondell selectively uses derivative instruments to manage the ratio of fixed-to variable-rate debt at Millennium. At December 31, 2006, there were outstanding interest rate swap agreements in the notional amount of $175 million, which were designated as fair-value hedges of underlying fixed-rate obligations. The fair value of these interest rate swap agreements was an obligation of $3 million and $4 million at December 31, 2006 and 2005, respectively, resulting in a decrease in the carrying value of long-term debt and the recognition of a corresponding liability. The net gains and losses resulting from adjustment of both the interest rate swaps and the hedged portion of the underlying debt to fair value are recorded in interest expense.

The carrying value and the estimated fair value of Lyondell’s non-current, non-derivative financial instruments as of December 31, 2006 and 2005 are shown in the table below:

	2006		2005
Millions of dollars	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$8,040	$8,388	$6,293	$6,584

Long-term debt, including amounts due within one year, was valued based upon the borrowing rates currently available to Lyondell for debt with terms and average maturities similar to Lyondell’s debt portfolio except that, for the 4% Convertible Senior Debentures, quoted market values were used. The fair value of all nonderivative financial instruments included in current assets and current liabilities, including cash and cash equivalents, accounts receivable and accounts payable, approximated their carrying value due to their short maturity.

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

The following table provides a reconciliation of projected benefit obligations, plan assets and the funded status of Lyondell’s U.S. and non-U.S. pension plans, including the pension plans of Houston Refining as a result of Lyondell’s August 16, 2006 acquisition of CITGO’s 41.25% interest in Houston Refining (see Note 3):

	2006		2005
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in benefit obligation:
Benefit obligation, January 1	$1,606	$474	$1,545	$452
Acquisition of Houston Refining	169	—	—	—
Service cost	52	19	46	17
Interest cost	88	23	85	21
Actuarial (gain) loss	(80)	(27)	48	47
Benefits paid	(111)	(16)	(118)	(14)
Foreign exchange effects	—	58	—	(49)
Other	—	3	—	—

Benefit obligation, December 31	1,724	534	1,606	474

Change in plan assets:
Fair value of plan assets, January 1	1,055	344	998	315
Acquisition of Houston Refining	93	—	—	—
Actual return on plan assets	136	26	71	50
Company contributions	174	36	104	27
Benefits paid	(111)	(16)	(118)	(14)
Foreign exchange effects	—	44	—	(33)
Other	—	3	—	(1)

Fair value of plan assets, December 31	1,347	437	1,055	344

Funded status, December 31	$(377)	$(97)	$(551)	$(131)
Amounts not recognized in benefit costs:
Actuarial and investment loss	182	47	307	73
Prior service cost (benefit)	(7)	1	(10)	1
Transition obligation	—	—	—	2

Net amount recognized in benefit costs	$(202)	$(49)	$(254)	$(55)

Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost	$29	$7	$28	$32
Accrued benefit liability, current	(6)	—
Accrued benefit liability, long-term	(400)	(104)	(463)	(99)

Funded status, December 31, 2006	(377)	(97)
Accumulated other comprehensive loss - pretax	175	48	181	12

Net amount recognized in benefit costs	$(202)	$(49)	$(254)	$(55)

Additional Information:
Accumulated benefit obligation for defined benefit plans, December 31	$1,481	$428	$1,386	$373
Increase (decrease) in minimum liability, prior to application of SFAS No. 158, included in other comprehensive loss	(85)	2	3	(4)

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.	Pension and Other Postretirement Benefits – (Continued)

The following table provides a reconciliation of benefit obligations, plan assets and the funded status of Lyondell’s other postretirement benefit plans, which are provided for U.S. employees:

Millions of dollars	2006	2005
Change in benefit obligation:
Benefit obligation, January 1	$229	$239
Acquisition of Houston Refining	57	—
Service cost	5	5
Interest cost	13	13
Plan amendments	(10)	(19)
Actuarial (gain) loss	(11)	4
Benefits paid	(13)	(13)

Benefit obligation, December 31	270	229

Funded status, December 31	(270)	(229)
Amounts not recognized in benefit costs:
Actuarial loss	(1)	3
Prior service benefit	31	(25)

Net amount recognized in benefit costs	$(240)	$(251)

Amounts recognized in the Consolidated Balance Sheets consist of:
Accrued benefit liability, current	$(16)	$—
Accrued benefit liability, long-term	(254)	(251)

Funded status, December 31, 2006	(270)
Accumulated other comprehensive income - pretax	30	—

Net amount recognized in benefit costs	$(240)	$(251)

Pension plans with projected benefit obligations in excess of the fair value of assets are summarized as follows at December 31:

	2006		2005
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Projected benefit obligations	$1,690	$495	$1,571	$449
Fair value of assets	1,284	392	997	308

Pension plans with accumulated benefit obligations in excess of the fair value of assets are summarized as follows at December 31:

	2006		2005
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Accumulated benefit obligations	$1,301	$220	$1,351	$188
Fair value of assets	1,127	178	997	136

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.	Pension and Other Postretirement Benefits – (Continued)

The following table provides the components of net periodic pension costs for the years ended December 31:

	2006		2005		2004
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Net Periodic Pension Cost:
Service cost	$52	$19	$46	$17	$17	$10
Interest cost	88	23	85	21	35	10
Actual return on plan assets	(136)	(26)	(71)	(50)	(47)	(18)
Less - return in excess of (less than) expected return	52	5	(6)	31	25	4

Expected return on plan assets	(84)	(21)	(77)	(19)	(22)	(14)
Prior service cost (benefit) amortization	(1)	1	(2)	—	(2)	—
Actuarial and investment loss amortization	24	3	23	4	20	8

Net periodic benefit cost	$79	$25	$75	$23	$48	$14

Amortization of the defined benefit pension plans actuarial loss and prior service cost (benefit) components of AOCI estimated to be included in 2007 net periodic pension cost is $15 million and $1 million, respectively.

The following table provides the components of net periodic other postretirement benefit costs for the years ended December 31:

Millions of dollars	2006	2005	2004
Net periodic other postretirement benefit costs:
Service cost	$5	$5	$2
Interest cost	13	13	7
Prior service benefit amortization	(4)	—	(1)
Recognized actuarial loss	1	—	—

Net periodic benefit cost	$15	$18	$8

Amortization of the defined benefit postretirement plans prior service benefit component of AOCI estimated to be included in 2007 net periodic benefit cost is $7 million.

The above net periodic pension and other postretirement benefit costs include Houston Refining prospectively from August 16, 2006 and Millennium and Equistar prospectively from December 1, 2004. The assumptions used in determining the net benefit liabilities for Lyondell’s pension and other postretirement benefit plans were as follows at December 31:

	2006		2005
	U.S.	Non-U.S.	U.S.	Non-U.S.
Weighted-average assumptions as of December 31:
Discount rate	5.75%	4.99%	5.50%	4.59%
Rate of compensation increase	4.50%	4.39%	4.50%	4.28%

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.	Pension and Other Postretirement Benefits – (Continued)

The assumptions used in determining net benefit costs for Lyondell’s pension and other postretirement benefit plans were as follows for the year ended December 31:

	2006		2005		2004
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Weighted-average assumptions for the year:
Discount rate	5.50%	4.59%	5.75%	5.09%	6.25%	5.15%
Expected return on plan assets	8.00%	5.82%	8.00%	6.43%	8.00%	6.28%
Rate of compensation increase	4.50%	4.28%	4.50%	4.33%	4.50%	4.45%

The assumed annual rate of increase in the per capita cost of covered health care benefits as of December 31, 2006 was 10% for 2007, decreasing 1% per year to 5% in 2012 and thereafter. At December 31, 2005, similar cost escalation assumptions were used. The health care cost trend rate assumption does not have a significant effect on the amounts reported due to limits on Lyondell’s maximum contribution level to the medical plan. To illustrate, increasing or decreasing the assumed health care cost trend rates by one percentage point in each year would change the accumulated other postretirement benefit liability as of December 31, 2006 by less than $2 million and would not have a material effect on the aggregate service and interest cost components of the net periodic other postretirement benefit cost for the year then ended.

Management’s goal is to manage pension investments over the long term to achieve optimal returns with an acceptable level of risk and volatility. Lyondell’s targeted asset allocations for the U.S. plans of 55% U.S. equity securities, 15% non-U.S. equity securities, and 30% fixed income securities are based on recommendations by Lyondell’s independent pension investment advisor. Lyondell’s expected long-term rate of return on plan assets of 8% is based on the average level of earnings that its independent pension investment advisor has advised could be expected to be earned over time on such allocation. Investment policies prohibit investments in securities issued by Lyondell or investment in speculative derivative instruments. The investments are marketable securities that provide sufficient liquidity to meet expected benefit obligation payments.

Lyondell’s pension plan weighted-average asset allocations by asset category for its U.S. pension plans generally are as follows at December 31:

	2006 Policy	2006	2005
Asset Category:
U.S. equity securities	55%	56%	54%
Non-U.S. equity securities	15%	17%	16%
Fixed income securities	30%	27%	30%

Total	100%	100%	100%

Required contributions to Lyondell’s pension plans are expected to be approximately $60 million in 2007.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.	Pension and Other Postretirement Benefits – (Continued)

As of December 31, 2006, future expected benefit payments by the plans, which reflect expected future service, as appropriate, were as follows:

Millions of dollars	Pension Benefits	Other Benefits
2007	$133	$19
2008	138	19
2009	141	20
2010	144	21
2011	150	21
2012 through 2016	816	103

Lyondell also maintains voluntary defined contribution savings plans for eligible employees. Contributions to these plans by Lyondell were $29 million in 2006, $26 million in 2005 and $11 million in 2004. Houston Refining’s plans are included prospectively from August 16, 2006 and Millennium’s and Equistar’s plans are included prospectively from December 1, 2004.

19.	Income Taxes

The significant components of the provision for income taxes were as follows for the years ended December 31:

Millions of dollars	2006	2005	2004
Current:
Federal	$296	$32	$(4)
Non-U.S.	61	50	4
State	8	(5)	4

Total current	365	77	4

Deferred:
Federal	88	138	56
Non-U.S.	(52)	21	(31)
State	6	(17)	(6)

Total deferred	42	142	19

Provision for income taxes before tax effects of other comprehensive income	407	219	23
Tax effects of elements of other comprehensive income:
Cumulative translation adjustment	19	(17)	36
Minimum pension liability	8	—	—

Total income tax expense in comprehensive income	$434	$202	$59

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.	Income Taxes – (Continued)

Lyondell’s current provisions for U.S. federal income tax expense for 2004, 2005 and a portion of 2006 were substantially offset by the benefit of net operating loss carryforwards. In each period, the resulting reduction in the current tax provision was offset by an increase in the deferred tax provision. The 2005 current U.S. tax provision represented the portion of the Alternative Minimum Tax liability that cannot be offset by net operating loss carryforwards plus the required tax payable with respect to the repatriation of funds under the American Jobs Creation Act of 2004 as discussed below.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the net tax effects of operating loss carryforwards. Significant components of Lyondell’s deferred tax liabilities and assets were as follows as of December 31:

Millions of dollars	2006	2005
Deferred tax liabilities:
Accelerated tax depreciation	$1,832	$1,711
Investments in joint venture partnerships	306	500
Goodwill and other intangible assets	103	59
Inventory	86	—
Accrual for potential income tax assessments	—	78
Other	35	(13)

Total deferred tax liabilities	2,362	2,335

Deferred tax assets:
Net operating loss carryforwards	211	307
Employee benefit plans	352	361
AMT credits	89	145
Fair value of debt acquired	19	21
U.S. tax benefit of deferred non-U.S. taxes	61	55
Deferred charges and revenues	181	33
Environmental remediation liabilities	71	78
Book depreciation in excess of tax depreciation	64	58
Other	101	133

Total deferred tax assets	1,149	1,191
Deferred tax asset valuation allowances	(207)	(171)

Net deferred tax assets	942	1,020

Net deferred tax liabilities	$1,420	$1,315

Balance sheet classifications:
Deferred tax assets	$109	$203
Other assets, net	79	54
Accrued liabilities	10	1
Deferred income taxes	1,598	1,571

Net deferred tax liabilities	$1,420	$1,315

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.	Income Taxes – (Continued)

During 2006, Lyondell completely utilized its U.S. federal tax net operating loss carryforward benefits. Lyondell has net operating loss carryforward benefits of $26 million in the Netherlands, which under legislation enacted in 2006 will begin to expire in 2014. The remaining net operating loss carryforwards in various jurisdictions have long or indefinite expiration periods. The deferred tax benefit related to these loss carryforwards of $211 million as of December 31, 2006 was reduced by a valuation allowance of $155 million related to certain French tax loss carryforwards, which management believes are more likely than not to expire unutilized. The federal AMT credits of $89 million have no expiration date. Provisions of $28 million in 2006 and $33 million in 2005 increased the valuation allowance, primarily for net operating loss carryforwards. Other changes in the valuation allowance reflected the effects of foreign currency translation. The valuation allowance was $157 million as of December 31, 2004.

Certain income tax returns of Lyondell’s U.S. and non-U.S. subsidiaries are currently under examination by the Internal Revenue Service (“IRS”) and various other non-U.S. and state tax authorities. In many cases, these audits may result in proposed assessments by the tax authorities. Lyondell believes that its tax positions comply with applicable tax law and intends to defend its positions through appropriate administrative and judicial processes. Lyondell believes it has adequately provided for any probable outcomes related to these matters.

The American Jobs Creation Act of 2004 (the “Act”) provides a tax deduction for qualified domestic production activities. During 2005, Lyondell utilized its federal tax loss carryforwards and, as a result, did not benefit from these provisions. As a result of the full utilization of all available federal tax loss carryforwards during 2006, Lyondell recognized a benefit of $9 million during 2006 related to qualified production activities for a portion of 2006.

The Act also provided tax benefits with respect to the repatriation of foreign earnings that can result in a significant reduction in the effective tax rate on certain foreign earnings repatriated during a one-year period. Lyondell elected to repatriate, during 2005, certain non-U.S. earnings that had previously been identified as likely to be repatriated as well as additional earnings previously expected to be indefinitely invested. In connection with the acquisition of Millennium on November 30, 2004, Lyondell recorded a net deferred tax liability of $11 million with respect to the expected 2005 repatriation of $161 million of non-U.S. preacquisition earnings. During 2005, $297 million, including non-U.S. Millennium earnings and returns of investment, was repatriated, resulting in an additional tax provision of $3 million.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.	Income Taxes – (Continued)

Lyondell has determined that the undistributed earnings of foreign subsidiaries will be permanently reinvested. The undistributed earnings of foreign subsidiaries aggregated $144 million at December 31, 2006. It is not practicable to calculate the unrecognized deferred tax liability on those earnings.

The domestic and non-U.S. components of income (loss) before income taxes and a reconciliation of the income tax provision (benefit) to theoretical income tax computed by applying the U.S. federal statutory tax rate are as follows:

Millions of dollars	2006	2005	2004
Income (loss) before income taxes:
Domestic	$553	$615	$80
Non-U.S.	40	135	(3)

Total	$593	$750	$77

Theoretical income tax at U.S. statutory rate	$208	$263	$27
Increase (reduction) resulting from:
Goodwill impairment	191	—	—
Purchased in-process R&D	—	—	23
Decrease in statutory non-U.S. tax rates	(19)	(5)	(23)
Other effects of non-U.S. operations	22	26	(3)
Changes in estimates for prior year items	(12)	(61)	—
Non-U.S. valuation allowances	17	16	2
State income taxes, net of federal	9	(14)	(4)
Domestic manufacturing deduction	(9)	—	—
Other, net	—	(6)	1

Income tax provision	$407	$219	$23

Effective income tax rate	68.6%	29.2%	29.9%

During 2006 and 2005, Lyondell recorded net interest income of $4 million and net interest expense of $9 million, respectively, related to various income tax exposures.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.	Commitments and Contingencies

Commitments—Lyondell has various purchase commitments for materials, supplies and services incident to the ordinary conduct of business, generally for quantities required for its businesses and at prevailing market prices. Lyondell is also a party to various obligations to purchase products and services, principally for utilities and industrial gases and ore that is used in the production of TiO2. These commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements. Also included in purchase obligations is a commitment to reimburse Rhodia for the costs of operating the TDI facility at Pont de Claix, France, through March 2016. The Rhodia obligations, denominated in euros, include fixed and variable components. The actual future obligation will vary with fluctuations in foreign currency exchange rates, market prices of raw materials and other variable cost components such as utility costs. Approximately 12% to 16% of the annual payments shown in the table below are subject to such variability.

At December 31, 2006, estimated future minimum payments under these contracts with noncancelable contract terms in excess of one year were as follows:

Millions of dollars
2007	$1,066
2008	912
2009	862
2010	817
2011	783
Thereafter through 2023	5,184

Total minimum contract payments	$9,624

Lyondell’s total purchases under these agreements were $1,547 million, $1,644 million and $615 million in 2006, 2005 and 2004, respectively. The increase in 2005 compared to 2004 primarily reflects the effect of including Equistar’s and Millennium’s purchases under such contracts for the full year in 2005.

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

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.	Commitments and Contingencies – (Continued)

Asset Retirement Obligation—Lyondell believes that there are asset retirement obligations associated with some of its facilities, but that the present value of those obligations normally is not material in the context of an indefinite expected life of the facilities. Lyondell continually reviews the optimal future alternatives for its facilities. In many cases, the amount and timing of costs, if any, that may be incurred as a result of such reviews are not known and no decisions have been reached, but if a decision were reached, in accordance with local laws and customs, to retire one or more facilities in the foreseeable future, the asset retirement costs could range from $0 to $30 million, depending upon the scope of the required work and other factors. At December 31, 2006, the balance of the liability that had been recognized for all asset retirement obligations, including scheduled closure of certain landfills, was $24 million. In addition, any decision to retire a facility would result in other costs, including employment related costs.

Environmental Remediation—Lyondell’s accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $200 million and $194 million as of December 31, 2006 and 2005, respectively. The remediation expenditures are expected to occur over a number of years, and not to be concentrated in any single year. In the opinion of management, there is no material estimable range of reasonably possible loss in excess of the liabilities recorded for environmental remediation. However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in investigations by regulatory agencies, could require Lyondell to reassess its potential exposure related to environmental matters.

The following table summarizes the activity in Lyondell’s accrued environmental liability for the years ended December 31:

Millions of dollars	2006	2005
Balance at January 1	$194	$147
Additional provisions	20	10
Amounts paid	(14)	(11)
Adjustments to purchase price allocation	—	53
Other	—	(5)

Balance at December 31	$200	$194

The 2004 provision for estimated environmental remediation costs was $12 million. The liabilities for individual sites range from less than $1 million to $106 million. The $106 million liability relates to the Kalamazoo River Superfund Site.

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

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.	Commitments and Contingencies – (Continued)

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

As of December 31, 2006, the probable future remediation spending associated with the river cannot be determined with certainty. Although the KRSG study identified a broad range of remedial options, not all of those options would represent reasonably possible outcomes. Management does not believe that it can identify a single remedy among those options that would represent the highest-cost reasonably possible outcome. However, in 2004, Lyondell recognized a liability representing Millennium’s interim allocation of 55% of the $73 million total of estimated cost of riverbank stabilization, recommended as the preferred remedy in 2000 by the KRSG study, and of certain other costs. At December 31, 2006, the balance of this liability was $58 million.

In addition, in 2004, Lyondell recognized a liability primarily related to Millennium’s estimated share of remediation costs for two former paper mill sites and associated landfills, which are also part of the Kalamazoo River Superfund Site. At December 31, 2006, the balance of the liability was $48 million. Although no final agreement has been reached as to the ultimate remedy for these locations, Millennium has begun remediation activity related to these sites.

Millennium’s ultimate liability for the Kalamazoo River Superfund Site will depend on many factors that have not yet been determined, including the ultimate remedy selected, the determination of natural resource damages, the number and financial viability of the other PRPs, and the determination of the final allocation among the PRPs.

The balance at December 31, 2006 of Millennium remediation liabilities related to Millennium sites other than the Kalamazoo River Superfund Site was $66 million.

MTBE—The presence of MTBE in some water supplies in certain U.S. states due to gasoline leaking from underground storage tanks and in surface water from recreational water craft led to public concern about the use of MTBE and resulted in U.S. federal and state governmental initiatives to reduce or ban the use of MTBE. Substantially all refiners and blenders have discontinued the use of MTBE in the U.S.

Accordingly, Lyondell is marketing its U.S.-produced MTBE for use outside of the U.S. However, there are higher distribution costs and import duties associated with exporting MTBE outside of the U.S., and the increased supply of MTBE may reduce profitability of MTBE in these export markets. Lyondell’s U.S.-based and European-based MTBE plants generally have the flexibility to produce either MTBE or ethyl tertiary butyl ether (“ETBE”) to accommodate market needs. Lyondell produces and sells ETBE in Europe to address Europe’s growing demand for biofuels. In addition, during the fourth quarter of 2006, Lyondell installed equipment at its Channelview, Texas facility to provide Lyondell with the flexibility to produce an alternative gasoline blending component known as iso-octene (also known as “di-isobutylene” or “DIB”) or either MTBE or ETBE at that facility in the future. The facility began producing iso-octene during the fourth quarter of 2006, but experienced equipment limitations that negatively affected operability and reliability. As a result, the facility has returned to MTBE production while the modifications necessary to ensure reliable iso-octene production are defined. Any decision to return to iso-octene production will depend on timing and cost of the required modifications, and product decisions will continue to be influenced by regulatory and market developments. The profit contribution related to iso-octene may be lower than that historically realized on MTBE. In addition, iso-octene is a new product without an established history.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.	Commitments and Contingencies – (Continued)

Litigation—On April 12, 2005, BASF Corporation (“BASF”) filed a lawsuit in New Jersey against Lyondell asserting various claims relating to alleged breaches of a PO sales contract and seeking damages in excess of $100 million. A trial date of June 18, 2007 has been set. Management believes that it has valid defenses to all claims and is vigorously defending them. Management does not expect the resolution of the claims to result in any material adverse effect on the financial position, liquidity or results of operations of Lyondell.

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

One legal proceeding relating to lead pigment or paint was tried in 2002. On October 29, 2002, the judge in that case declared a mistrial after the jury declared itself deadlocked. The sole issue before the jury was whether lead pigment in paint in and on Rhode Island buildings constituted a “public nuisance.” The re-trial of this case began on November 1, 2005. On February 22, 2006, a jury returned a verdict in favor of the State of Rhode Island finding that the cumulative presence of lead pigments in paints and coatings on buildings in the state constitutes a public nuisance; that a Millennium subsidiary, Millennium Holdings LLC, and other defendants either caused or substantially contributed to the creation of the public nuisance; and that those defendants, including the Millennium subsidiary, should be ordered to abate the public nuisance. On February 28, 2006, the judge held that the state could not proceed with its claim for punitive damages. As a result, the jury was discharged. The court has not entered a final judgment on the jury’s verdict; however, on February 26, 2007, the court issued its decision denying the post-verdict motions of the defendants, including Millennium, for a mistrial or a new trial. The court concluded that it would enter an order of abatement and appoint a special master to assist the court in determining the scope of the abatement remedy.

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

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.	Commitments and Contingencies – (Continued)

Indemnification—Lyondell and its joint ventures are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation of joint ventures. For example, Lyondell entered into indemnification arrangements in connection with the transfer of assets and liabilities from Atlantic Richfield Company to Lyondell prior to Lyondell’s initial public offering and in connection with Lyondell’s acquisition of the outstanding shares of ARCO Chemical Company; Equistar and its owner companies (including Lyondell and Millennium) entered into indemnification arrangements in connection with the formation of Equistar; and Millennium entered into indemnification arrangements in connection with its demerger from Hanson plc. Pursuant to these arrangements, Lyondell and its joint ventures provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions. These indemnification arrangements typically include provisions pertaining to third party claims relating to environmental and tax matters and various types of litigation. As of December 31, 2006, Lyondell has not accrued any significant amounts for such indemnification obligations except for an estimated $97 million accrued for reimbursement of CITGO taxes in connection with the acquisition of Houston Refining, and is not aware of other circumstances that would be likely to lead to significant future indemnification claims against Lyondell. Lyondell cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.

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

Preferred Stock—Lyondell has authorized 80 million shares of $.01 par value preferred stock. As of December 31, 2006, none was outstanding.

Common Stock—Pursuant to the acquisition of Millennium on November 30, 2004, Lyondell issued 63.1 million shares of common stock to the former Millennium shareholders. Millennium shareholders received 0.95 shares of Lyondell common stock for each share of Millennium common stock. See Note 3 for a discussion of the determination of the fair value of the 63.1 million shares of Lyondell common stock issued.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21.	Stockholders’ Equity – (Continued)

Series B Common Stock, Warrant and Right—As a result of certain August 22, 2002 transactions, Occidental Chemical Holding Corporation, a subsidiary of Occidental (“OCHC”) held an equity interest in Lyondell, including:

•

34 million shares of Lyondell Series B common stock. The Series B common stock paid a dividend at the same rate as the common stock but, at Lyondell’s option, the dividend was paid in additional shares of Series B common stock through December 31, 2004;

•	a five-year warrant to acquire five million shares of Lyondell common stock at $25 per share; and

•	a now-expired right to receive contingent payments equivalent in value to 7.38% of Equistar’s 2002 and 2003 distributions.

In December 2004, Lyondell elected to convert the 38.6 million shares of outstanding Series B common stock to Lyondell common stock. The conversion did not change the total number of outstanding shares. Dividends on the newly converted shares were paid in cash, beginning in 2005, and no shares of Series B common stock remain outstanding.

As a result of these transactions and subsequent public offerings by Lyondell for OCHC to sell some of its shares of Lyondell common stock, and giving effect to Occidental’s January 26, 2007 exercise of the warrant, OCHC owns a remaining equity interest of 8.5% in Lyondell. In connection with the August 2002 transactions with OCHC, Lyondell agreed to provide registration rights to OCHC and its permitted transferees with respect to shares of Lyondell’s common stock issued to OCHC (1) as a dividend, (2) upon conversion of the Series B common stock (which conversion occurred on December 31, 2004) or (3) upon exercise of the warrant referenced above (which was exercised in January 2007).

Accumulated Other Comprehensive Income (Loss)—The components of accumulated other comprehensive income (loss) were as follows at December 31:

Millions of dollars	2006	2005
Foreign currency translation	$171	$(1)
Minimum pension liability	—	(135)
Pension and postretirement liabilities after application of SFAS No. 158	(129)	—

Total accumulated other comprehensive income (loss)	$42	$(136)

Rights to Purchase Common Stock—On December 8, 1995, the Board of Directors of Lyondell declared a dividend of one right for each outstanding share of Lyondell’s common stock to stockholders of record on December 20, 1995 pursuant to a Rights Agreement, as amended. The rights become exercisable upon the earlier of: (i) ten days following a public announcement by another entity that it has acquired beneficial ownership of 15% or more of the outstanding shares of common stock; or (ii) ten business days following the commencement of a tender offer or exchange offer to acquire beneficial ownership of 15% or more of the outstanding shares of common stock, except under certain circumstances. Each right entitles the holder to purchase from the Company one share of common stock at a specified purchase price. The rights expire at the close of business on December 8, 2015.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21.	Stockholders’ Equity – (Continued)

In connection with the sale of securities to OCHC described above under “Series B Common Stock, Warrant and Right,” and in connection with Lyondell’s October 2003 common stock offering, Lyondell’s Board of Directors adopted resolutions exempting Occidental from certain definitions used in the agreement pertaining to these rights. These resolutions authorized Occidental to acquire, without triggering the exercisability of the rights, beneficial ownership of any securities contemplated by the transaction documents related to the sale of securities described above under “Series B Common Stock, Warrant and Right” and a specified amount of common stock in the October 2003 common stock offering, as long as their aggregate direct and indirect beneficial ownership does not exceed 40% of Lyondell’s issued and outstanding common stock.

Convertible Debentures—As a result of Lyondell’s acquisition of Millennium, the holders of Millennium’s 4% Convertible Senior Debentures may convert their Debentures into shares of Lyondell’s common stock (or, at Lyondell’s discretion, equivalent cash or a combination thereof) at a conversion price as of December 31, 2006, subject to adjustment upon certain events, of $13.38 per share, which is equivalent to a conversion rate of 74.758 Lyondell shares per one thousand dollar principal amount of the Debentures. As of December 31, 2006, the principal amount of the 4% Convertible Senior Debentures that had been converted into shares of Lyondell common stock was not significant. Additional paid-in capital includes $143 million representing conversion value of these Debentures.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22.	Per Share Data

Basic earnings per share for the periods presented is based upon the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share also include the effect of outstanding stock options, warrants and restricted stock. Additionally, diluted earnings per share for 2006, 2005 and 2004 include the effect of the assumed conversion of Millennium’s 4% Convertible Debentures into Lyondell common stock.

Earnings per share data and dividends declared per share of common stock were as follows for the year ended December 31:

In millions	2006	2005	2004
Net income	$186	$531	$54
After-tax interest expense on 4% Convertible Senior Debentures	2	(1)	—

Net income assuming conversion of 4% Convertible Senior Debentures	$188	$530	$54

In millions of shares
Basic weighted average shares	247.6	245.9	183.2
Effect of dilutive securities:
4% Convertible Senior Debentures	11.0	10.6	0.9
Stock options, warrants and restricted stock	1.7	3.4	1.9

Dilutive potential shares	260.3	259.9	186.0

Earnings per share:
Basic	$0.75	$2.16	$0.29
Diluted	$0.72	$2.04	$0.29
Antidilutive stock options and warrants in millions	4.8	0.5	—
Dividends declared per share of common stock	$0.90	$0.90	$0.90

See Note 21 for discussion of common stock issued during 2004.

23.	Share-Based Compensation

Under Lyondell’s Amended and Restated 1999 Incentive Plan (the “Incentive Plan”), Lyondell has granted awards of performance units, restricted stock and stock options to certain employees. Restricted stock, restricted stock units and stock option awards are also made to directors under other incentive plans. In addition, Lyondell issues phantom restricted stock, phantom stock options and performance units to certain other employees under other incentive plans. The Incentive Plan authorized total shares available for grant under the plan of 26 million shares of common stock. As of December 31, 2006, 12,052,536 shares remained available for grant with 6,002,005 shares available for future awards of restricted stock or performance units, to the extent settled in shares of common stock, and 1 million shares available for incentive stock option grants.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

23.	Share-Based Compensation – (Continued)

These awards resulted in compensation expense of $54 million, $72 million and $156 million for 2006, 2005 and 2004, respectively. The after-tax amounts were $35 million, $47 million and $101 million, respectively, for 2006, 2005 and 2004. The compensation expense reflects awards vesting during the periods and changes in valuation of previously vested awards other than stock options.

Performance Units—Performance units represent the right to a cash amount, unless Lyondell’s Board of Directors determines to pay the performance units under the Incentive Plan in shares of common stock, equal to the market value at payout of a target number of shares of Lyondell common stock, adjusted for performance. The actual payout, ranging from 0% to 200% of the target number of performance units, is based on Lyondell’s three-year cumulative total shareholder return (common stock price growth plus dividends) relative to a chemical industry peer group. Performance units are accounted for as a liability award with compensation cost recognized over the performance period.

The following table summarizes performance unit activity for the year ended December 31, 2006 in thousands of units:

Number of Units
Outstanding at beginning of year	3,288
Granted	906
Paid	(1,412)
Forfeited	(44)

Outstanding at December 31, 2006	2,738

At December 31, 2006, the value of the liability related to the outstanding units was $65 million based on the December 31, 2006 market price of Lyondell common stock and the relative performance percentages of target awards outstanding. Cash payments of $68 million, $79 million and $15 million were distributed to participants during 2006, 2005 and 2004.

Stock Options—Stock options are granted with an exercise price of at least 100% of market value, have a contractual term of ten years and vest at a rate of one-third per year over three years, with accelerated vesting upon death, disability, retirement or change of control. However, all then-outstanding options of Lyondell, including Millennium options converted to Lyondell options upon Lyondell’s acquisition of Millennium, became immediately exercisable upon the closing, on November 30, 2004, of Lyondell’s acquisition of Millennium.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

23.	Share-Based Compensation – (Continued)

The following table summarizes activity, in thousands of shares and the weighted average exercise price per share, relating to stock options.

	2006		2005		2004
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	8,336	15.66	11,186	$14.93	11,336	$14.60
Granted	665	24.52	454	28.56	494	17.55
Conversion of Millennium options to Lyondell options	—	—	—	—	1,278	16.01
Exercised	(1,801)	14.37	(3,279)	14.91	(1,873)	14.48
Cancelled	(28)	19.71	(25)	19.52	(49)	14.50

Outstanding at end of year	7,172	16.80	8,336	15.66	11,186	14.93

Exercisable at end of year	6,204	15.39	7,882	14.92	11,186	14.93

The following table summarizes the weighted average remaining term and the aggregate intrinsic value of options outstanding and options exercisable at December 31, 2006:

Millions of dollars	Weighted Average Remaining Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	5 years	$65
Exercisable at December 31, 2006	5 years	64

The total intrinsic value of options exercised during the year ended December 31, 2006, was $20 million and the related tax benefit was $7 million.

The fair value of each option award is estimated, based on several assumptions, on the date of grant using a Black-Scholes option valuation model. Upon adoption of SFAS No. 123 (revised), Lyondell modified its methods used to determine these assumptions prospectively based on the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107. The fair value and the assumptions used for the stock option grants are shown in the table below. The expected volatility assumption is based on historical and implied volatility.

	2006	2005	2004
Fair value per share of options granted	$6.23	$9.64	$3.38
Fair value assumptions:
Dividend yield	3.43%	3.11%	6.38%
Expected volatility	39.80%	35%	35%
Risk-free interest rate	4.53%	4.24%	4.58%
Expected term, in years	6	10	10

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

23.	Share-Based Compensation – (Continued)

Stock options are accounted for as equity instruments, and compensation cost is recognized using graded vesting over the three-year vesting period. As of December 31, 2006, the unrecognized compensation cost related to stock options was $2 million, which is expected to be recognized over a weighted-average period of 2 years.

Restricted Stock—Lyondell’s restricted stock arrangements under the Incentive Plan are divided equally into a restricted stock grant and an associated deferred cash payment. These restricted stock arrangements typically vest at a rate of one-third per year over three years, with accelerated vesting upon death, disability, retirement or change in control. The associated deferred cash award, paid when the shares of restricted stock vest, is equal to the fair market value of the restricted stock issued on the vesting date. Restricted stock is accounted for as an equity award, while the deferred cash component is accounted for as a liability award. Compensation expense, based on the market price of Lyondell stock at the date of the grant for the restricted stock and, for the deferred cash components, the market price at the earlier of the vesting date or the balance sheet date, is recognized using graded-vesting over the three-year vesting period. At December 31, 2006, 222,275 unvested shares of restricted stock were outstanding.

Phantom Awards—At December 31, 2006, the equivalent of 2,799,031 shares were outstanding under the employee phantom award arrangements. These phantom awards are accounted for as liability awards and compensation cost is recognized using graded-vesting over the three-year vesting period.

24.	Supplemental Cash Flow Information

Supplemental cash flow information is summarized as follows for the years ended December 31:

Millions of dollars	2006	2005	2004
Interest paid	$587	$676	$443

Net income taxes paid (received)	$255	$43	$(3)

Interest and income tax cash activity includes Houston Refining prospectively from August 16, 2006 and Millennium and Equistar prospectively from December 1, 2004.

See Note 3 for the cash and noncash effects of Lyondell’s acquisition of Millennium and the resulting step acquisition of Equistar.

25.	Segment and Related Information

Lyondell operates in four reportable segments:

•

Ethylene, co-products and derivatives (“EC&D”), primarily manufacturing and marketing of ethylene; its co-products, including propylene, butadiene and aromatics; and derivatives, including ethylene oxide, ethylene glycol, polyethylene and VAM;

•

Propylene oxide and related products (“PO&RP”), including manufacturing and marketing of PO; co-products SM and TBA with its derivatives, MTBE, ETBE and isobutylene; PO derivatives, including PG, PGE and BDO; and TDI;

•	Refining; and
•	Inorganic chemicals, primarily manufacturing and marketing of TiO2 and related products.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

25.	Segment and Related Information – (Continued)

At the time of the Millennium acquisition, Lyondell reassessed segment reporting based on the current management structure, including the impact of the integration of Millennium businesses into the Lyondell portfolio of existing businesses. Based on this analysis, Lyondell concluded that management is focused on the four segments listed previously. On February 26, 2007, Lyondell announced that it has signed an agreement for a proposed sale of Lyondell’s worldwide inorganic chemicals business (see Note 26).

Lyondell management evaluates the performance of the EC&D and PO&RP segments and allocates resources based on the integrated economics of ethylene, co-products and derivatives; and PO, co-products and derivatives of PO, respectively. TDI, like PO, is sold into polyurethanes markets and is included in the PO&RP segment.

Through August 15, 2006, the refining segment consisted of Lyondell’s equity investment in Houston Refining (see Note 9). The operations of Houston Refining are consolidated prospectively from August 16, 2006 (see Note 3), and include the effects of Lyondell’s acquisition from that date.

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

The accounting policies of the segments are the same as those described in “Summary of Significant Accounting Policies” (see Note 2). Sales between segments are made at prices approximating prevailing market prices. No customer accounted for 10% or more of Lyondell’s consolidated sales during any year in the three year period ended December 31, 2006. However, prior to August 16, 2006, under the terms of Houston Refining’s previous agreement with CITGO, CITGO purchased substantially all of the refined products of the refining segment.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

25.	Segment and Related Information – (Continued)

Summarized financial information concerning reportable segments is shown in the following table for the periods presented.

Millions of dollars	EC&D	PO&RP	Refining	Inorganic Chemicals	Other	Total
2006
Sales and other operating revenues:
Customers	$11,384	$6,655	$2,721	$1,354	$114	$22,228
Intersegment	1,863	364	427	—	(2,654)	—

	13,247	7,019	3,148	1,354	(2,540)	22,228
Operating income (loss)	867	403	383	(567)	(17)	1,069
Income (loss) from equity investments	—	5	73	—	—	78
Goodwill	276	1,056	—	316	—	1,648
Total assets	6,467	5,528	3,586	1,623	642	17,846
Capital expenditures	175	68	98	54	5	400
Depreciation and amortization expense	386	234	83	95	7	805

2005
Sales and other operating revenues:
Customers	$10,890	$6,261	$—	$1,360	$95	$18,606
Intersegment	1,301	307	—	—	(1,608)	—

	12,191	6,568	—	1,360	(1,513)	18,606
Operating income (loss)	950	316	—	18	(16)	1,268
Income from equity investments	—	1	123	—	—	124
Goodwill	281	1,071	—	943	—	2,295
Total assets	6,312	5,245	186	2,348	998	15,089
Capital expenditures	155	36	—	53	5	249
Depreciation and amortization expense	388	235	—	98	8	729

2004
Sales and other operating revenues:
Customers	$883	$4,960	$—	$97	$6	$5,946
Intersegment	107	24	—	—	(131)	—

	990	4,984	—	97	(125)	5,946
Operating income (loss)	113	48	—	7	(82)	86
Income from equity investments	141	7	303	—	—	451
Goodwill	270	1,080	—	875	—	2,225
Total assets	6,327	5,824	229	2,329	1,356	16,065
Capital expenditures	16	49	—	5	—	70
Depreciation and amortization expense	27	249	—	7	6	289

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

25.	Segment and Related Information – (Continued)

Sales and other operating revenues and operating income (loss) in the “Other” column above include elimination of intersegment transactions and a business that is not a reportable segment in 2006, 2005 and 2004 and $64 million of purchased IPR&D charges in 2004.

In 2006, the operating income of the EC&D segment included a $106 million charge for impairment of the net book value of the Lake Charles, Louisiana ethylene facility; in the Refining segment, Lyondell had a loss from its equity investment in Houston Refining due to its 58.75% share, or $176 million, of the $300 million cost to terminate Houston Refining’s previous crude supply agreement; and in the inorganic chemicals segment, operating income included the goodwill and software impairment of $552 million. The operating income of the PO&RP segment for 2005 included a $195 million charge for impairment of the net book value of the Lake Charles, Louisiana, TDI plant (see Note 4).

The following table presents the details of “Total assets” as presented above in the “Other” column as of December 31, for the years indicated:

Millions of dollars	2006	2005	2004
Cash and cash equivalents	$446	$593	$804
Company-owned life insurance	151	145	145
Deferred tax assets	188	197	276
Non-reportable segment assets	93	86	95
Other assets, net	259	232	240
Eliminations	(495)	(255)	(204)

Total assets	$642	$998	$1,356

The following geographic data for revenues are based upon the delivery location of the product and for long-lived assets, the location of the assets.

	Revenues
Millions of dollars	2006	2005	2004
United States	$17,073	$13,713	$3,307
Non-U.S.	5,155	4,893	2,639

Total	$22,228	$18,606	$5,946

	Long-Lived Assets
Millions of dollars	2006	2005	2004
United States	$7,976	$5,529	$5,949
Non-U.S.:
The Netherlands	801	751	898
France	516	487	597
Other non-U.S.	632	539	609

Total non-U.S.	1,949	1,777	2,104

Total	$9,925	$7,306	$8,053

26.	Subsequent Event

On February 26, 2007, Lyondell announced that it has signed an agreement for a proposed sale of Lyondell’s worldwide inorganic chemicals business for $1.05 billion, in cash, plus the assumption of specified liabilities. The amount will be adjusted up or down depending on the change in value of net working capital, cash and specified indebtedness as of the closing date. Closing is anticipated to occur in the first half of 2007.

Beginning in the first quarter of 2007, the inorganic chemicals business segment will be reported as a discontinued operation, including comparative periods presented. As of December 31, 2006, the affected assets and liabilities of the inorganic chemicals business are summarized as follows:

Millions of dollars
Current assets	$635
Property, plant and equipment	606
Goodwill	316
Other noncurrent assets	87

Total assets	$1,644

Current liabilities	329
Noncurrent liabilities	225
Minority interest	40

Total liabilities	$594

See also Note 4 for additional information about the impairment of goodwill and Note 25 for additional financial information related to the inorganic chemicals business segment.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

27.	Unaudited Quarterly Results

	For the quarter ended
Millions of dollars, except per share data	March 31	June 30	September 30	December 31
2006
Sales and other operating revenues (a)	$4,757	$5,072	$6,154	$6,245
Operating income (loss) (a) (b)	432	293	382	(38)
Income (loss) from equity investments (a) (b)	90	89	(102)	1
Net income (loss) (a) (b) (c)	290	160	57	(321)
Earnings (loss) per share: (a) (b) (c) (e)
Basic	1.18	0.65	0.23	(1.29)
Diluted	1.12	0.62	0.22	(1.29)
2005
Sales and other operating revenues	$4,440	$4,376	$4,790	$5,000
Operating income (d)	501	339	65	363
Income (loss) from equity investments	68	18	55	(17)
Net income (d)	254	126	10	141
Earnings per share:
Basic (d) (e)	1.04	0.51	0.04	0.57
Diluted (d) (e)	0.98	0.48	0.04	0.54

(a)	The operations of Houston Refining are consolidated prospectively from August 16, 2006. Prior to August 16, 2006, Lyondell accounted for its investment in Houston Refining using the equity method (see Notes 3 and 9).
(b)	The fourth quarter 2006 included a $552 million pretax charge, $549 million after-tax, or $2.10 per share, for impairment of the carrying value of goodwill and certain software costs related to the inorganic chemicals segment. The third quarter 2006 included a $106 million pretax charge, $69 million after tax, or $0.26 per share, for impairment of the net book value of the Lake Charles, Louisiana ethylene facility, and a loss from Lyondell’s equity investment in Houston Refining due to its 58.75% share, or $176 million pretax, $114 million after tax, or $0.44 per share, of the $300 million cost to terminate Houston Refining’s previous crude supply agreement.
(c)	The first quarter 2006 included $74 million pretax, $48 million after tax, or $0.18 per share, representing net payments received by Lyondell, including reimbursement of legal fees and expenses from Houston Refining, in settlement of all disputes among Lyondell, CITGO and PDVSA and their respective affiliates.
(d)	The third quarter 2005 included a $195 million pretax charge, $127 million after tax, or $0.49 per share, for impairment of the net book value of the Lake Charles, Louisiana, TDI facility.
(e)	Earnings per common share calculations for each of the quarters are based upon the weighted average number of shares outstanding for each period (basic earnings per share). The sum of the quarters may not necessarily be equal to the full year earnings per share amount.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

28.	Supplemental Guarantor Information

Certain Lyondell entities are guarantors, jointly and severally, of the following LCC debt (see Note 15):-

•	Senior Secured Notes due 2012, 11.125%

•	Senior Secured Notes due 2013, 10.5%

•	Senior Unsecured Notes due 2014, 8%

•	Senior Unsecured Notes due 2016, 8.25%, and

•	Senior Subordinated Notes due 2009, 10.875%.

Guarantors include certain Lyondell subsidiaries, which have direct and indirect investments in Lyondell’s chemical production facilities in the U.S., The Netherlands and France; certain Lyondell entities, which hold and license technology to other Lyondell affiliates and to third parties, make loans to other Lyondell affiliates or which own equity interests in Equistar and Houston Refining; and, from August 16, 2006, Houston Refining.

The Guarantors are all 100% owned subsidiaries of Lyondell. The guarantees are joint and several and full and unconditional.

Equistar is the issuer of 7.55% Debentures due 2026, which are guaranteed by LCC. As a result of Lyondell’s November 30, 2004 acquisition of Millennium, Equistar became a wholly-owned subsidiary of Lyondell and is a subsidiary issuer.

As a result of Lyondell’s purchase of its partner’s 41.25% equity interest in Houston Refining and Lyondell’s resulting 100% ownership of Houston Refining, the operations of Houston Refining are consolidated prospectively from August 16, 2006. Prior to August 16, 2006, Lyondell accounted for its investment in Houston Refining using the equity method (see Notes 3 and 9 for additional information).

Lyondell’s wholly-owned subsidiary, Millennium, is currently prohibited from making restricted payments, including paying certain dividends, pursuant to the provisions of restrictive covenants in Millennium’s credit facilities and indentures. Millennium’s net assets at December 31, 2006 totaled $1,823 million. During each of 2006, 2005 and 2004, LCC’s cash dividends from its consolidated subsidiaries were less than $1 million. Aggregate maturities of LCC long-term debt during the next five years are $18 million in 2007, $18 million in 2008, $518 million in 2009, $118 million in 2010, $18 million in 2011 and $4.3 billion thereafter.

The following condensed consolidating financial information present supplemental information as of December 31, 2006 and 2005 and for the three years ended December 31, 2006. In this note, LCC refers to the parent company, Lyondell Chemical Company.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

BALANCE SHEET

As of December 31, 2006

Millions of dollars	LCC	Guarantors	Equistar	Non- Guarantors	Eliminations	Consolidated
Inventories	$246	$343	$809	$868	$(7)	$2,259
Accounts receivable - affiliates	3,223	1,644	221	510	(5,598)	—
Other current assets	308	337	1,128	1,114	—	2,887
Property, plant and equipment, net	573	2,805	2,846	2,923	—	9,147
Investments and long-term receivables	5,685	3,686	59	1,302	(9,836)	896
Long-term receivables - affiliates	2,816	2,054	—	267	(5,137)	—
Goodwill, net	699	142	—	807	—	1,648
Other assets, net	268	118	296	327	—	1,009

Total assets	$13,818	$11,129	$5,359	$8,118	$(20,578)	$17,846

Current maturities of long-term debt	$18	$—	$—	$4	$—	$22
Accounts payable – affiliates	2,192	2,402	174	830	(5,598)	—
Other current liabilities	663	587	1,043	892	—	3,185
Long-term debt	4,954	—	2,160	904	—	8,018
Long-term payables – affiliates	1,557	2,839	—	741	(5,137)	—
Other liabilities	456	118	377	710	—	1,661
Deferred income taxes	790	—	—	808	—	1,598
Minority interests	—	—	1	173	—	174
Stockholders’ equity	3,188	5,183	1,604	3,056	(9,843)	3,188

Total liabilities and stockholders’ equity	$13,818	$11,129	$5,359	$8,118	$(20,578)	$17,846

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF INCOME

For the year ended December 31, 2006

Millions of dollars	LCC	Guarantors	Equistar	Non-Guarantors	Eliminations	Consolidated
Sales and other operating revenues	$4,035	$3,149	$12,765	$5,579	$(3,300)	$22,228
Cost of sales	3,815	2,759	11,562	4,932	(3,296)	19,772
Asset impairments	—	—	135	538	—	673
Selling, general and administrative expenses	165	13	210	232	—	620
Research and development expenses	39	(4)	34	25	—	94

Operating income (loss)	16	381	824	(148)	(4)	1,069
Interest income (expense), net	(362)	10	(210)	(29)	1	(590)
Other income (expense), net	(47)	71	—	12	—	36
Income from equity investments	512	880	—	150	(1,464)	78
Intercompany income (expense)	(311)	473	—	(162)	—	—
(Provision for) benefit from income taxes	378	(654)	—	(131)	—	(407)

Net income	$186	$1,161	$614	$(308)	$(1,467)	$186

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF CASH FLOW

For the year ended December 31, 2006

Millions of dollars	LCC	Guarantors	Equistar	Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(50)	$1,475	$807	$781	$(1,791)	$1,222

Expenditures for property, plant and equipment	(42)	(98)	(168)	(92)	—	(400)
Acquisition of Houston Refining LP and related payments, net of cash acquired	(2,558)	53	—	—	—	(2,505)
Distributions from affiliates in excess of earnings	117	—	—	—	—	117
Contributions and advances to affiliates	(87)	—	—	—	1	(86)
Loans to affiliates	—	(431)	—	(293)	724	—
Other	2	2	2	1	(1)	6

Net cash used in investing activities	(2,568)	(474)	(166)	(384)	724	(2,868)

Issuance of long-term debt	4,356	—	—	1	—	4,357
Repayment of long-term debt	(2,238)	—	(150)	(289)	—	(2,677)
Proceeds from notes payable to affiliates	724	—	—	—	(724)	—
Dividends paid	(223)	(333)	—	(288)	621	(223)
Proceeds from stock option exercises	27	—	—	—	—	27
Distributions to owners	—	(595)	(575)	(1)	1,171	—
Contributions from owners	—	1	—	—	(1)	—
Other	1	6	2	(2)	—	7

Net cash provided by (used in) financing activities	2,647	(921)	(723)	(579)	1,067	1,491

Effect of exchange rate changes on cash	—	—	—	8	—	8

Increase (decrease) in cash and cash equivalents	29	80	(82)	(174)	—	(147)
Cash and cash equivalents at beginning of period	63	—	215	315	—	593

Cash and cash equivalents at end of period	$92	$80	$133	$141	$—	$446

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

BALANCE SHEET

As of December 31, 2005

Millions of dollars	LCC	Guarantors	Equistar	Non- Guarantors	Eliminations	Consolidated
Inventories	$232	$—	$657	$776	$(8)	$1,657
Accounts receivable-affiliates	2,453	1,420	155	611	(4,639)	—
Other current assets	405	—	1,037	1,207	—	2,649
Property, plant and equipment, net	574	—	3,063	2,893	—	6,530
Investments and long-term receivables	5,608	3,538	61	1,290	(9,421)	1,076
Long-term receivables-affiliates	607	1,379	—	200	(2,186)	—
Goodwill, net	713	142	—	1,440	—	2,295
Other assets, net	216	24	347	295	—	882

Total assets	$10,808	$6,503	$5,320	$8,712	$(16,254)	$15,089

Current maturities of long-term debt	$—	$—	$150	$169	$—	$319
Accounts payable – affiliates	2,124	1,682	61	772	(4,639)	—
Other current liabilities	555	—	949	747	—	2,251
Long-term debt	2,751	—	2,161	1,062	—	5,974
Long-term payables – affiliates	1,022	508	—	656	(2,186)	—
Other liabilities	551	4	415	816	—	1,786
Deferred income taxes	797	—	—	774	—	1,571
Minority interests	—	—	1	179	—	180
Stockholders’ equity	3,008	4,309	1,583	3,537	(9,429)	3,008

Total liabilities and stockholders’ equity	$10,808	$6,503	$5,320	$8,712	$(16,254)	$15,089

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF INCOME

For the year ended December 31, 2005

Millions of dollars	LCC	Guarantors	Equistar	Non-Guarantors	Eliminations	Consolidated
Sales and other operating revenues	$3,979	$1	$11,686	$4,988	$(2,048)	$18,606
Cost of sales	3,690	8	10,487	4,352	(2,043)	16,494
Asset impairments	195	—	—	15	—	210
Selling, general and administrative expenses	147	1	198	197	—	543
Research and development expenses	34	—	33	24	—	91

Operating income (loss)	(87)	(8)	968	400	(5)	1,268
Interest income (expense), net	(354)	9	(218)	(40)	—	(603)
Other income (expense), net	(45)	(22)	(1)	29	—	(39)
Income from equity investments	1,016	1,049	—	184	(2,125)	124
Intercompany income (expense)	(350)	495	—	(145)	—	—
(Provision for) benefit from income taxes	351	(445)	(1)	(124)	—	(219)

Net income	$531	$1,078	$748	$304	$(2,130)	$531

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF CASH FLOW

For the year ended December 31, 2005

Millions of dollars	LCC	Guarantors	Equistar	Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$539	$1,030	$1,047	$933	$(1,955)	$1,594

Expenditures for property, plant and equipment	(20)	—	(153)	(76)	—	(249)
Distributions from affiliates in excess of earnings	263	180	—	3	(263)	183
Contributions and advances to affiliates	(148)	—	—	(10)	10	(148)
Loans to affiliates	—	(15)	—	(343)	358	—
Other	—	—	3	—	—	3

Net cash provided by (used in) investing activities	95	165	(150)	(426)	105	(211)

Repayment of long-term debt	(1,137)	—	(1)	(374)	—	(1,512)
Issuance of long-term debt	—	—	—	100	—	100
Proceeds from notes payable to affiliates	358	—	—	—	(358)	—
Dividends paid	(222)	(325)	—	(274)	599	(222)
Proceeds from stock option exercises	48	—	—	—	—	48
Distributions to owners	—	(870)	(725)	(24)	1,619	—
Contributions from owners	—	—	—	10	(10)	—
Other	(1)	—	5	2	—	6

Net cash used in financing activities	(954)	(1,195)	(721)	(560)	1,850	(1,580)

Effect of exchange rate changes on cash	—	—	—	(14)	—	(14)

Increase (decrease) in cash and cash equivalents	(320)	—	176	(67)	—	(211)
Cash and cash equivalents at beginning of period	383	—	39	382	—	804

Cash and cash equivalents at end of period	$63	$—	$215	$315	$—	$593

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF INCOME

For the year ended December 31, 2004

Millions of dollars	LCC	Guarantors	Equistar	Non- Guarantors	Eliminations	Consolidated
Sales and other operating revenues	$3,003	$2	$944	$2,692	$(695)	$5,946
Cost of sales	2,879	8	797	2,471	(691)	5,464
Asset impairments	—	—	—	4	—	4
Selling, general and administrative expenses	178	2	33	74	—	287
Research and development expenses	34	—	5	2	—	41
Purchased in-process research and development	—	—	—	64	—	64

Operating income (loss)	(88)	(8)	109	77	(4)	86
Interest income (expense), net	(432)	5	(19)	(3)	—	(449)
Other income (expense), net	(21)	2	—	8	—	(11)
Income from equity investments	549	709	—	—	(807)	451
Intercompany income (expense)	(238)	347	—	(109)	—	—
(Provision for) benefit from income taxes	284	(315)	—	8	—	(23)

Net income (loss)	$54	$740	$90	$(19)	$(811)	$54

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF CASH FLOWS

For the year ended December 31, 2004

Millions of dollars	LCC	Guarantors	Equistar	Non- Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$87	$684	$115	$523	$(1,055)	$354

Expenditures for property, plant and equipment	(35)	—	(16)	(19)	—	(70)
Distributions from affiliates in excess of earnings	102	82	—	—	(89)	95
Contributions and advances to affiliates	(113)	—	—	—	60	(53)
Cash received in acquisition of Millennium & Equistar	—	—	85	367	—	452
Loans to affiliates	—	(15)	—	(353)	368	—

Net cash provided by (used in) investing activities	(46)	67	69	(5)	339	424

Repayment of long-term debt	(315)	—	—	(4)	—	(319)
Issuance of long-term debt	—	—	—	4	—	4
Proceeds from notes payable to affiliates	368	—	—	—	(368)	—
Dividends paid	(127)	(226)	—	(170)	396	(127)
Distributions to owners	—	(525)	(145)	(78)	748	—
Contributions from owners	—	—	—	60	(60)	—
Proceeds from stock option exercises	25	—	—	—	—	25
Other, net	(1)	—	—	2	—	1

Net cash used in financing activities	(50)	(751)	(145)	(186)	716	(416)

Effect of exchange rate changes on cash	—	—	—	4	—	4

Increase (decrease) in cash and cash equivalents	(9)	—	39	336	—	366
Cash and cash equivalents at beginning of period	392	—	—	46	—	438

Cash and cash equivalents at end of period	$383	$—	$39	$382	$—	$804

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

Equistar management assessed the effectiveness of Equistar’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on its assessment, Equistar’s management has concluded that Equistar’s internal control over financial reporting was effective as of December 31, 2006 based on those criteria.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has audited management’s assessment of the effectiveness of Equistar’s internal control over financial reporting as of December 31, 2006, as stated in their report that appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partnership Governance Committee and Partners

of Equistar Chemicals, LP

We have completed integrated audits of Equistar Chemicals, LP’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Equistar Chemicals, LP (the “Partnership”) and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, effective December 31, 2006, the Partnership changed its method of accounting for defined benefit pension and other postretirement plans.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8, that the Partnership maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Partnership’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Houston, Texas

February 28, 2007

EQUISTAR CHEMICALS, LP

CONSOLIDATED STATEMENTS OF INCOME

	For the year ended December 31,
Millions of dollars	2006	2005	2004
Sales and other operating revenues
Trade	$9,636	$8,732	$6,952
Related parties	3,129	2,954	2,364

	12,765	11,686	9,316
Operating costs and expenses
Cost of sales	11,562	10,487	8,583
Asset impairment	135	—	—
Selling, general and administrative expenses	210	198	205
Research and development expenses	34	33	34

	11,941	10,718	8,822

Operating income	824	968	494
Interest expense	(217)	(227)	(227)
Interest income	7	9	7
Other income (expense), net	—	(2)	2

Net income	$614	$748	$276

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

CONSOLIDATED BALANCE SHEETS

	December 31,
Millions of dollars	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$133	$215
Accounts receivable:
Trade, net	890	685
Related parties	277	239
Inventories	809	657
Prepaid expenses and other current assets	49	53

Total current assets	2,158	1,849
Property, plant and equipment, net	2,846	3,063
Investments	59	58
Other assets, net	296	350

Total assets	$5,359	$5,320

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current maturities of long-term debt	$—	$150
Accounts payable:
Trade	731	622
Related parties	174	113
Accrued liabilities	312	275

Total current liabilities	1,217	1,160
Long-term debt	2,160	2,161
Other liabilities and deferred revenues	378	416
Commitments and contingencies
Partners’ capital:
Partners’ accounts	1,642	1,603
Accumulated other comprehensive loss	(38)	(20)

Total partners’ capital	1,604	1,583

Total liabilities and partners’ capital	$5,359	$5,320

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
Millions of dollars	2006	2005	2004
Cash flows from operating activities:
Net income	$614	$748	$276
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	324	322	313
Asset impairment	135	—	—
Deferred maintenance turnaround expenditures	(12)	(51)	(55)
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(243)	(96)	(216)
Inventories	(156)	(69)	(174)
Accounts payable	168	197	30
Other, net	(23)	(4)	41

Net cash provided by operating activities	807	1,047	215

Cash flows from investing activities:
Expenditures for property, plant and equipment	(168)	(153)	(101)
Proceeds from sales of assets	2	3	41

Net cash used in investing activities	(166)	(150)	(60)

Cash flows from financing activities:
Distributions to owners	(575)	(725)	(315)
Repayment of long-term debt	(150)	(1)	—
Other	2	5	—

Net cash used in financing activities	(723)	(721)	(315)

Increase (decrease) in cash and cash equivalents	(82)	176	(160)
Cash and cash equivalents at beginning of period	215	39	199

Cash and cash equivalents at end of period	$133	$215	$39

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

Millions of dollars	Lyondell	Millennium	Total	Accumulated Other Comprehensive Income (Loss)	Net Partners’ Capital	Comprehensive Income (Loss)
Balance at January 1, 2004	$669	$950	$1,619	$(18)	$1,601
Net income	195	81	276	—	276	$276
Other comprehensive income:
Minimum pension liability	—	—	—	(1)	(1)	(1)
Distributions to partners	(222)	(93)	(315)	—	(315)

Comprehensive income						$275

Balance at December 31, 2004	$642	$938	$1,580	$(19)	$1,561
Net income	527	221	748	—	748	$748
Other comprehensive income:
Minimum pension liability	—	—	—	1	1	1
Derivative instruments	—	—	—	(2)	(2)	(2)
Distributions to partners	(511)	(214)	(725)	—	(725)

Comprehensive income						$747

Balance at December 31, 2005	$658	$945	$1,603	$(20)	$1,583
Net income	433	181	614	—	614	$614
Other comprehensive income:
Minimum pension liability	—	—	—	5	5	5
Change in accounting for pension and other postretirement benefits	—	—	—	(23)	(23)	—
Distributions to partners	(405)	(170)	(575)	—	(575)

Comprehensive income						$619

Balance at December 31, 2006	$686	$956	$1,642	$(38)	$1,604

See Notes to the Consolidated Financial Statements.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.	Formation of the Partnership and Operations

Equistar Chemicals, LP together with its consolidated subsidiaries (collectively, “Equistar” or “the Partnership”), a Delaware limited partnership which commenced operations on December 1, 1997, was formed by Lyondell Chemical Company and subsidiaries (“Lyondell”) and Millennium Chemicals Inc. and subsidiaries (“Millennium”). On May 15, 1998, Equistar was expanded with the contribution of certain assets from Occidental Petroleum Corporation and subsidiaries (“Occidental”). Prior to August 22, 2002, Equistar was owned 41% by Lyondell, 29.5% by Millennium and 29.5% by Occidental. On August 22, 2002, Lyondell purchased Occidental’s interest in Equistar and, as a result, Lyondell’s ownership interest in Equistar increased to 70.5%. Equistar became a wholly-owned subsidiary of Lyondell as a result of Lyondell’s acquisition of Millennium on November 30, 2004. The consolidated financial statements of Equistar reflect its historical cost basis, and, accordingly, do not reflect any purchase accounting adjustments related to the acquisition by Lyondell of Millennium and Millennium’s interest in Equistar or of Occidental’s interest in Equistar.

Equistar manufactures and markets ethylene and its co-products, primarily propylene, butadiene and aromatics. Equistar also manufactures and markets fuel products and ethylene derivatives, primarily ethylene oxide, ethylene glycol and polyethylene.

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

Equistar has no requirements for compensating balances in a specific amount at a specific point in time. Equistar does maintain compensating balances for some of its banking services and products. Such balances are maintained on an average basis and are solely at Equistar’s discretion.

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

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Summary of Significant Accounting Policies – (Continued)

Inventory exchange transactions, which involve fungible commodities and do not involve the payment or receipt of cash, are not accounted for as purchases and sales. Any resulting volumetric exchange balances are accounted for as inventory in accordance with the LIFO valuation policy.

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

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Summary of Significant Accounting Policies – (Continued)

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

Reclassifications—Certain previously reported amounts have been reclassified to conform to classifications adopted in 2006.

Accounting and Reporting Changes—Effective December 31, 2006, Equistar adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-An Amendment of FASB Statements No. 87, 88, 106, and 132R, which primarily requires an employer to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status through comprehensive income in the year in which changes occur. Equistar’s application of SFAS No. 158 as of December 31, 2006 resulted in increases of $6 million and $8 million in its current and long-term benefit liabilities, respectively, a decrease of $9 million in other assets and an increase of $23 million in accumulated other comprehensive loss in its consolidated balance sheet as of December 31, 2006. (See Note 15)

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. The new standard defines fair value, establishes a framework for its measurement and expands disclosures about such measurements. For Equistar, the standard will be effective beginning in 2008. Equistar does not expect the application of SFAS No. 157 to have a material effect on its consolidated financial statements.

Effective January 1, 2006, Equistar adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment using the modified prospective method and, consequently, has not adjusted results of prior periods. Equistar previously accounted for these plans according to the provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Equistar’s application of SFAS No. 123 (revised 2004) had no material effect on its consolidated financial statements.

Effective April 1, 2006, Equistar adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty. EITF Issue No. 04-13, requires that inventory purchases and sales transactions with the same counterparty that are entered into in contemplation of one another be combined for purposes of applying Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions. The effect of this requirement is to reduce reported revenues and cost of sales for affected transactions. Equistar’s application of EITF Issue No. 04-13 had no material effect on its consolidated financial statements.

3.	Asset Impairment

Equistar’s 2006 earnings reflect a charge of $135 million for impairment of the net book value of its idled Lake Charles, Louisiana ethylene facility. In the third quarter of 2006, Equistar undertook a study of the feasibility, cost and time required to restart the Lake Charles ethylene facility. As a result, management determined that restarting the facility would not be justified. The remaining net book value of the related assets of $10 million represents an estimate, based on probabilities, of alternative-use value. Equistar does not expect to incur any significant future costs with respect to the facility.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Hurricane Effects

During 2005, two major hurricanes impacted the chemical and related industries in the coastal and off-shore regions of the Gulf of Mexico. Net income in 2005 reflected charges totaling $28 million representing Equistar’s exposure to industry losses expected to be underwritten by industry insurance consortia, primarily resulting from hurricane damages.

As a result of Hurricane Rita, Equistar also incurred various costs that are subject to insurance reimbursements. Such costs include those incurred in conjunction with suspending operations at substantially all of its Gulf Coast plants, minor damage to facilities, and costs to restore operations. Net income in 2005 included $19 million of such costs incurred by Equistar, of which all but a $5 million deductible under the relevant insurance policies are subject to reimbursement through insurance. In 2006, Equistar recognized a $1 million benefit from insurance reimbursements related to its plants. No benefits were recognized in 2005.

5.	Related Party Transactions

Equistar is a wholly-owned subsidiary of Lyondell. As of December 31, 2006 and giving effect to Occidental’s January 26, 2007 exercise of its warrant to purchase Lyondell common stock, Occidental owned 8.5% of Lyondell, and had one representative on the Lyondell Board of Directors. Lyondell owns 100% of Houston Refining LP (formerly known as LYONDELL-CITGO Refining LP) and Millennium. All of the above companies are considered related parties of Equistar. In the discussion of related party transactions below, Lyondell refers to Lyondell Chemical Company and its wholly-owned subsidiaries other than Houston Refining, Millennium and Equistar and their respective subsidiaries.

Product Transactions with Lyondell—Lyondell purchases ethylene, propylene and benzene at market-related prices from Equistar under various agreements expiring in 2013 and 2014. With the exception of one pre-existing third-party product supply agreement expiring in 2015, Lyondell is required, under the agreements, to purchase 100% of its ethylene, propylene and benzene requirements for its Channelview and Bayport, Texas facilities from Equistar. Lyondell licenses methyl tertiary butyl ether (“MTBE”) technology to Equistar, and purchases MTBE produced by Equistar at market-related prices.

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

Product Transactions with Millennium—Equistar sells ethylene to Millennium at market-related prices pursuant to an agreement entered into in connection with the formation of Equistar. Under this agreement, Millennium is required to purchase 100% of its ethylene requirements for its LaPorte, Texas facility from Equistar. The initial term of the contract expired December 31, 2000 and it continues thereafter for one-year periods unless either party serves notice of termination twelve months in advance.

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

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Related Party Transactions – (Continued)

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

Product Transactions with Houston Refining LP—Equistar has product sales and raw material purchase agreements with Houston Refining, a wholly-owned subsidiary of Lyondell as of August 16, 2006. Certain ethylene co-products are sold by Equistar to Houston Refining for processing into gasoline and certain refined products are sold by Houston Refining to Equistar as raw materials. Equistar also has processing and storage arrangements with Houston Refining and provides certain marketing services for Houston Refining. All of the agreements between Houston Refining and Equistar are on terms generally representative of prevailing market prices. Subsequent to August 16, 2006, transactions between Equistar and Houston Refining are reported as related party transactions of Lyondell.

Shared Services Agreement with Lyondell—Under a shared services agreement, Lyondell provides office space and various services to Equistar, including information technology, sales and marketing, supply chain, and other administrative and support services. Lyondell charges Equistar for Equistar’s share of the cost of such services. Direct costs, incurred exclusively for Equistar, also are charged to Equistar. Costs related to a limited number of shared services, primarily engineering, continue to be incurred by Equistar on behalf of Lyondell. In such cases, Equistar charges Lyondell for its share of such costs.

Shared Services and Shared-Site Agreements with Millennium—Equistar and Millennium provide operating services, utilities and raw materials to each other at common locations. Millennium and Equistar have various operating, manufacturing and technical service agreements under which, Millennium bills Equistar for certain operational services, including utilities, plant-related transportation and other services, and Equistar bills Millennium for utilities and fuel streams.

Lease Agreements with Occidental—Equistar subleases certain railcars from Occidental and leases its Lake Charles ethylene facility and the land related thereto from Occidental. See Note 3 for additional information related to the Lake Charles ethylene facility.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Related Party Transactions – (Continued)

Related party transactions are summarized as follows:

	For the year ended December 31,
Millions of dollars	2006	2005	2004
Equistar billed related parties for:
Sales of products and processing services:
Lyondell	$1,467	$1,202	$931
Houston Refining	842	944	747
Occidental	780	755	634
Millennium	40	53	52
Shared services and shared site agreements:
Millennium	16	27	19
Houston Refining	5	4	4
Lyondell	24	20	22
Natural gas purchased for Lyondell	—	—	81
Related parties billed Equistar for:
Purchases of products:
Houston Refining	$928	$394	$425
Lyondell	352	307	54
Millennium	9	8	10
Occidental	33	20	3
Shared services, transition and lease agreements:
Lyondell	209	183	182
Millennium	1	1	2
Occidental	7	7	9
Houston Refining	1	1	1

6.	Accounts Receivable

Equistar sells its products primarily to other chemical manufacturers in the petrochemical industry. Equistar performs ongoing credit evaluations of its customers’ financial condition and, in certain circumstances, requires letters of credit from them. Equistar’s allowance for doubtful accounts receivable, which is reflected in the Consolidated Balance Sheets as a reduction of accounts receivable, totaled $5 million and $7 million at December 31, 2006 and 2005, respectively. The Consolidated Statements of Income included provisions for doubtful accounts of less than $1 million in each of 2006 and 2004. There were no provisions for doubtful accounts receivable in 2005.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Accounts Receivable – (Continued)

In November 2005, Equistar amended its $450 million accounts receivable sales facility, increasing the commitment to $600 million and extending the maturity to November 2010. Pursuant to this facility, Equistar sells, through a wholly-owned bankruptcy-remote subsidiary, on an ongoing basis and without recourse, an interest in a pool of domestic accounts receivable to financial institutions participating in the facility. Equistar is responsible for servicing the receivables. The $600 million accounts receivable sales facility is subject to substantially the same minimum unused availability requirements and covenant requirements as the $400 million inventory-based revolving credit facility, which also is secured by a pledge of accounts receivable (see Note 12).

The amount of the interest in the pool of receivables permitted to be sold is determined by a formula. Accounts receivable in the Consolidated Balance Sheets are reduced by the sales of interests in the pool. Upon termination of the facility, cash collections related to accounts receivable then in the pool would first be applied to the outstanding interests sold. Increases and decreases in the amount sold are reflected in operating cash flows in the Consolidated Statements of Cash Flows, representing collections of sales revenue. Fees related to the sales are included in “Selling, general and administrative expenses” in the Consolidated Statements of Income. The outstanding amount of receivables sold under the facility was $200 million as of December 31, 2005 and there was none outstanding as of December 31, 2006.

Prior to January 2006, discounts were offered to certain customers for early payment for product. As a result, some receivable amounts were collected in December 2005 and 2004, respectively, that otherwise would have been expected to be collected in January 2006 and 2005, respectively. This included collections of $84 million and $66 million in December 2005 and 2004, respectively, related to receivables from Occidental.

7.	Inventories

Inventories consisted of the following components at December 31:

Millions of dollars	2006	2005
Finished goods	$452	$400
Work-in-process	14	11
Raw materials	225	132
Materials and supplies	118	114

Total inventories	$809	$657

At December 31, 2006, approximately 89% of Equistar’s inventories, excluding materials and supplies and in-transit inventory, were valued using the LIFO method.

The excess of the current replacement cost over book value of those inventories that are carried at cost using the LIFO method was approximately $381 million and $465 million at December 31, 2006 and 2005, respectively.

Equistar’s inventory-based revolving credit facility was amended in November 2005, increasing the availability from $250 million to $400 million and extending the maturity to November 2010. This facility was undrawn at December 31, 2006 and 2005 (see Note 12).

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Property, Plant and Equipment and Other Assets

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows at December 31:

Millions of dollars	2006	2005
Land	$85	$78
Manufacturing facilities and equipment	6,093	6,184
Construction in progress	141	98

Total property, plant and equipment	6,319	6,360
Less accumulated depreciation	(3,473)	(3,297)

Property, plant and equipment, net	$2,846	$3,063

Maintenance and repair expenses were $287 million, $261 million and $246 million for the years ended December 31, 2006, 2005 and 2004, respectively. No interest was capitalized to property, plant and equipment during the three-year period.

In 2004, Equistar sold certain railcars for $37 million and leased the railcars from the buyer under an operating lease agreement. The sale resulted in a gain of $7 million that is being recognized over the 10 year term of the lease as a reduction of lease rent expense.

The components of other assets, at cost, and the related accumulated amortization were as follows at December 31:

	2006			2005
Millions of dollars	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Identifiable intangible assets:
Turnaround costs	$324	$(157)	$167	$337	$(142)	$195
Software costs	100	(68)	32	97	(53)	44
Debt issuance costs	46	(28)	18	46	(22)	24
Catalyst costs	44	(31)	13	39	(25)	14
Other	79	(24)	55	72	(20)	52

Total intangible assets	$593	$(308)	285	$591	$(262)	329

Pension asset			6			15
Other			5			6

Total other assets, net			$296			$350

Amortization of these identifiable intangible assets for the next five years is expected to be $69 million in 2007, $56 million in 2008, $40 million in 2009, $30 million in 2010 and $22 million in 2011.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Property, Plant and Equipment and Other Assets – (Continued)

Depreciation and amortization expense is summarized as follows for the years ended December 31:

Millions of dollars	2006	2005	2004
Property, plant and equipment	$254	$254	$248
Turnaround costs	40	38	38
Software costs	17	18	16
Other	13	12	11

Total depreciation and amortization	$324	$322	$313

In addition to the depreciation and amortization expense shown above, amortization of debt issuance costs of $5 million in each of 2006 and 2005 and $6 million in 2004 is included in interest expense in the Consolidated Statements of Income.

9.	Accounts Payable

Accounts payable at December 31, 2006 and 2005 included liabilities in the amounts of $7 million and $6 million, respectively, for checks issued in excess of associated bank balances but not yet presented for collection.

10.	Accrued Liabilities

Accrued liabilities consisted of the following components at December 31:

Millions of dollars	2006	2005
Payroll and benefits	$92	$75
Pension and other postretirement benefits	7	—
Taxes other than income taxes	68	68
Interest	60	64
Product sales rebates	28	36
Deferred revenues	36	28
Other	21	4

Total accrued liabilities	$312	$275

11.	Deferred Revenues

Deferred revenues at December 31, 2006 and 2005 of $175 million and $171 million, respectively, represent advances from customers as partial prepayments for products to be delivered under long-term product supply contracts. Equistar is recognizing this deferred revenue as the associated product is delivered. Trade sales and other operating revenues included $13 million, $22 million and $17 million in 2006, 2005 and 2004, respectively, of such previously deferred revenues.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	Long-Term Debt

Long-term debt consisted of the following at December 31:

Millions of dollars	2006	2005
$400 million inventory-based revolving credit facility	$—	$—
Other debt obligations:
Senior Notes due 2008, 10.125%	700	700
Senior Notes due 2011, 10.625% ($7 million of premium)	707	708
Debentures due 2026, 7.55%	150	150
Notes due 2006, 6.5%	—	150
Notes due 2009, 8.75%	600	600
Other	3	3

Total long-term debt	2,160	2,311
Less current maturities	—	150

Total long-term debt, net	$2,160	$2,161

Aggregate maturities of all long-term debt during the next five years are $700 million in 2008, $600 million in 2009, $3 million in 2010, $707 million in 2011 and $150 million thereafter.

Equistar may currently redeem its 10.125% Senior Notes due 2008, 10.625% Senior Notes due 2011 and 8.75% Notes due 2009 upon payment of the present value of future interest and principal amounts, using a specified discount rate. Alternatively, Equistar may redeem the 10.625% Senior Notes due 2011 beginning in 2007, at a price of 105.313% of the principal amount with the price declining annually to 100% at maturity.

During 2006, Equistar repaid the $150 million of 6.5% Notes outstanding, which matured in February 2006.

During 2005, Equistar amended its $250 million inventory-based revolving credit facility, increasing the availability to $400 million, extending the maturity to November 2010 and reducing the interest rate from LIBOR plus 2.25% to LIBOR plus 1.5%. The total amount available at December 31, 2006 under both the $400 million inventory-based revolving credit facility and the $600 million accounts receivable sales facility (see Note 6) was $938 million, which gave effect to the borrowing base less a $50 million unused availability requirement and any outstanding amount of accounts receivable sold under the accounts receivable facility, of which there was none at December 31, 2006, and $12 million of outstanding letters of credit under the revolving credit facility as of December 31, 2006. The borrowing base is determined using a formula applied to accounts receivable and inventory balances. The revolving credit facility requires that the unused available amounts under that facility and the $600 million accounts receivable sales facility equal or exceed $50 million, or $100 million if the Interest Coverage Ratio (as defined) at the end of any period of four consecutive fiscal quarters is less than 2:1. The revolving credit facility is secured by a lien on all inventory and certain personal property, including a pledge of accounts receivable. There was no borrowing under the revolving credit facility at December 31, 2006.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	Long-Term Debt – (Continued)

The $400 million revolving credit facility and the indentures contain covenants that, subject to exceptions, restrict, among other things, lien incurrence, debt incurrence, dividends, sales of assets, investments, accounts receivable securitizations, purchase of equity, payments on indebtedness, affiliate transactions, sale and leaseback transactions and mergers. The credit facility does not require the maintenance of specified financial ratios as long as certain conditions are met. In addition, some of Equistar’s indentures require additional interest payments to the note holders if Equistar makes distributions when its Fixed Charge Coverage Ratio (as defined) is less than 1.75 to 1.

Lyondell is a guarantor of Equistar’s 7.55% Debentures due 2026. The consolidated financial statements of Lyondell are filed as an exhibit to Equistar’s Annual Report on Form 10-K for the year ended December 31, 2006.

13.	Lease Commitments

Equistar leases various facilities and equipment under noncancelable operating lease arrangements for varying periods. Operating leases include leases of railcars used in the distribution of products in Equistar’s business. As of December 31, 2006, future minimum lease payments for the next five years and thereafter, relating to all noncancelable operating leases with lease terms in excess of one year were as follows:

Millions of dollars
2007	$88
2008	76
2009	67
2010	60
2011	50
Thereafter	362

Total minimum lease payments	$703

Net rental expense for 2006, 2005 and 2004 was $106 million, $103 million and $94 million, respectively.

14.	Financial Instruments and Derivatives

The fair value of all nonderivative financial instruments included in current assets and current liabilities, including cash and cash equivalents, accounts receivable and accounts payable, approximated their carrying value due to their short maturity. Based on the borrowing rates currently available to Equistar for debt with terms and average maturities similar to Equistar’s debt portfolio, the fair value of Equistar’s long-term debt, including amounts due within one year, was approximately $2,255 million and $2,456 million at December 31, 2006 and 2005, respectively.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Pension and Other Postretirement Benefits

All full-time regular employees are covered by defined benefit pension plans sponsored by Equistar. Retirement benefits are generally based upon years of service and the employee’s highest compensation for any consecutive 36 month period during the last 120 months of service or other compensation measures as defined under the respective plan provisions. Equistar funds the plans through contributions to pension trust funds, generally subject to minimum funding requirements as provided by applicable law. Equistar also has unfunded supplemental nonqualified retirement plans, which provide pension benefits for certain employees in excess of the U.S. tax-qualified plans’ limits. In addition, Equistar sponsors unfunded postretirement benefit plans other than pensions, which provide medical and life insurance benefits. The postretirement medical plans are contributory, while the life insurance plans are generally non contributory. The life insurance benefits are provided to employees who retired before July 1, 2002.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Pension and Other Postretirement Benefits – (Continued)

The following table provides a reconciliation of projected benefit obligations, plan assets and the funded status of these plans:

	Pension Benefits		Other Postretirement Benefits
Millions of dollars	2006	2005	2006	2005
Change in benefit obligation:
Benefit obligation, January 1	$256	$223	$110	$117
Service cost	23	21	3	3
Interest cost	14	13	5	6
Actuarial (gain) loss	(8)	9	(7)	(1)
Plan amendments	—	—	—	(10)
Benefits paid	(10)	(10)	(5)	(5)

Benefit obligation, December 31	275	256	106	110

Change in plan assets:
Fair value of plan assets, January 1	169	152
Actual return on plan assets	20	10
Partnership contributions	50	17
Benefits paid	(10)	(10)

Fair value of plan assets, December 31	229	169

Funded status, December 31	(46)	(87)	(106)	(110)
Amounts not recognized in benefit costs:
Actuarial and investment (gain) loss	46	66	(5)	3
Prior service benefit	(1)	(2)	(2)	(3)

Net amount recognized in benefit costs	$(1)	$(23)	$(113)	$(110)

Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost	$5	$15	$—	$—
Accrued benefit liability, current	—	—	(6)	—
Accrued benefit liability, long-term	(51)	(58)	(100)	(110)

Funded status, December 31, 2006	(46)		(106)
Accumulated other comprehensive (income) loss	45	20	(7)	—

Net amount recognized in benefit costs	$(1)	$(23)	$(113)	$(110)

Additional Information:
Accumulated benefit obligation for defined benefit plans, December 31	$224	$209
Decrease in minimum liability, prior to application of SFAS No. 158, included in other comprehensive income	(5)	(1)

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Pension and Other Postretirement Benefits – (Continued)

The 2005 decrease in the benefit obligation and increase in unrecognized prior service benefit reflect the amendment of the Equistar postretirement medical plan, effective January 1, 2006, that reduced retiree medical benefits.

Pension plans with projected benefit obligations in excess of the fair value of assets are summarized as follows at December 31:

Millions of dollars	2006	2005
Projected benefit obligation	$257	$237
Fair value of assets	205	146

Pension plans with accumulated benefit obligations in excess of the fair value of assets are summarized as follows at December 31:

Millions of dollars	2006	2005
Accumulated benefit obligation	$61	$190
Fair value of assets	48	146

The following table provides the components of periodic pension and other postretirement benefit costs for the year ended December 31:

	Pension Benefits			Other Postretirement Benefits
Millions of dollars	2006	2005	2004	2006	2005	2004
Net periodic benefit cost:
Service cost	$23	$21	$18	$3	$3	$3
Interest cost	14	13	12	5	6	7
Actual return on plan assets	(20)	(10)	(15)	—	—	—
Less-return in excess of (less than) expected return	6	(2)	5	—	—	—

Expected return on plan assets	(14)	(12)	(10)	—	—	—
Prior service cost amortization	—	—	—	—	2	2
Actuarial and investment loss amortization	5	6	5	—	—	—

Net periodic benefit cost	$28	$28	$25	$8	$11	$12

Estimated amortization of the defined benefit pension plans actuarial loss and prior service cost components of accumulated other comprehensive income (“AOCI”) to be included in 2007 net periodic pension cost is $2 million and less than $1 million, respectively. Estimated amortization of the defined benefit postretirement plans prior service cost component of AOCI to be included in 2007 net periodic benefit cost is less than $1 million.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Pension and Other Postretirement Benefits – (Continued)

The assumptions used in determining the net benefit liability were as follows at December 31:

	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
Weighted-average assumptions as of December 31:
Discount rate	5.75%	5.50%	5.75%	5.50%
Rate of compensation increase	4.50%	4.50%

The assumptions used in determining net benefit cost were as follows for the year ended December 31:

	Pension Benefits			Other Postretirement Benefits
	2006	2005	2004	2006	2005	2004
Weighted-average assumptions for the year:
Discount rate	5.50%	5.75%	6.25%	5.50%	5.75%	6.25%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	4.50%	4.50%	4.50%

The assumed annual rate of increase in the per capita cost of covered health care benefits as of December 31, 2006 was 10% for 2007, decreasing 1% per year to 5% in 2012 and thereafter. The health care cost trend rate assumption does not have a significant effect on the amounts reported due to limits on Equistar’s maximum contribution level to the medical plan. To illustrate, increasing or decreasing the assumed health care cost trend rates by one percentage point in each year would change the accumulated other postretirement benefit liability as of December 31, 2006 by less than $1 million and would not have a material effect on the aggregate service and interest cost components of the net periodic other postretirement benefit cost for the year then ended.

Management’s goal is to manage pension investments over the long term to achieve optimal returns with an acceptable level of risk and volatility. Targeted asset allocations of 55% U.S. equity securities, 15% non-U.S. equity securities, and 30% fixed income securities are based on recommendations by Equistar’s independent pension investment advisor. Equistar’s expected long-term rate of return on plan assets of 8% is based on the average level of earnings that its independent pension investment advisor has advised could be expected to be earned over time on such allocation. Investment policies prohibit investments in securities issued by Equistar or an affiliate, such as Lyondell or Millennium, or investment in speculative derivative instruments. The investments are marketable securities that provide sufficient liquidity to meet expected benefit obligation payments.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Pension and Other Postretirement Benefits – (Continued)

Equistar’s pension plan weighted-average asset allocations by asset category were as follows at December 31:

	2006 Policy	2006	2005
Asset Category:
U.S. equity securities	55%	56%	54%
Non-U.S. equity securities	15%	17%	16%
Fixed income securities	30%	27%	30%

Total	100%	100%	100%

Equistar expects to contribute less than $1 million to its pension plans in 2007.

As of December 31, 2006, future expected benefit payments, which reflect expected future service, as appropriate, were as follows:

Millions of dollars	Pension Benefits	Other Benefits
2007	$16	$6
2008	16	7
2009	18	7
2010	19	8
2011	19	8
2012 through 2016	115	41

Equistar also maintains voluntary defined contribution savings plans for eligible employees. Contributions to the plans by Equistar were $13 million in 2006 and $12 million in each of 2005 and 2004.

16.	Commitments and Contingencies

Commitments—Equistar has various purchase commitments for materials, supplies and services incident to the ordinary conduct of business, generally for quantities required for its businesses and at prevailing market prices. Equistar is also a party to various obligations to purchase products and services, principally for utilities and industrial gases. These commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements. See also Note 5, describing related party transactions. At December 31, 2006, future minimum payments under those contracts with noncancelable contract terms in excess of one year and fixed minimum payments were as follows:

Millions of dollars
2007	$307
2008	306
2009	300
2010	299
2011	295
Thereafter through 2023	2,723

Total minimum contract payments	$4,230

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	Commitments and Contingencies – (Continued)

Equistar’s total purchases under these agreements were $416 million, $494 million and $378 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Asset Retirement Obligation—Equistar believes that there are asset retirement obligations associated with some of its facilities, but that the present value of those obligations normally is not material in the context of an indefinite expected life of the facilities. Equistar continually reviews the optimal future alternatives for its facilities. In many cases, the amount and timing of costs, if any, that may be incurred as a result of such reviews are not known, and no decisions have been reached, but if a decision were reached to retire one or more facilities in the foreseeable future, the asset retirement costs could range from $0 to $30 million, depending upon the scope of the required work and other factors. At December 31, 2006, the balance of the liability that had been recognized for all asset retirement obligations was $12 million. In addition, any decision to retire a facility would result in other costs, including employment related costs.

Environmental Remediation—Equistar’s accrued liability for future environmental remediation costs totaled $4 million and $1 million as of December 31, 2006 and 2005, respectively. In the opinion of management, there is no material estimable range of reasonably possible loss in excess of the liability recorded for environmental remediation. However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in investigations by regulatory agencies, could require Equistar to reassess its potential exposure related to environmental matters.

MTBE—The presence of MTBE in some water supplies in certain U.S. states due to gasoline leaking from underground storage tanks and in surface water from recreational water craft led to public concern about the use of MTBE and resulted in U.S. federal and state governmental initiatives to reduce or ban the use of MTBE. Substantially all refiners and blenders have discontinued the use of MTBE in the U.S.

Accordingly, Equistar’s MTBE is sold for use outside of the U.S. However, there are higher distribution costs and import duties associated with exporting MTBE outside of the U.S., and the increased supply of MTBE may reduce profitability of MTBE in these export markets. Should it become necessary or desirable to significantly reduce MTBE production, Equistar may make capital expenditures to add the flexibility to produce alternative gasoline blending components, such as iso-octane, iso-octene (also know as “di-isobutylene”) or ethyl tertiary butyl ether (“ETBE”), at its MTBE plant. Conversion and product decisions will continue to be influenced by regulatory and market developments. The profit contribution related to iso-octane or iso-octene may be lower than that historically realized on MTBE.

Other—Equistar is, from time to time, a defendant in lawsuits and other commercial disputes, some of which are not covered by insurance. Many of these suits make no specific claim for relief. Although final determination of any liability and resulting financial impact with respect to any such matters cannot be ascertained with any degree of certainty, management does not believe that any ultimate uninsured liability resulting from these matters in which it currently is involved will, individually or in the aggregate, have a material adverse effect on the financial position, liquidity or results of operations of Equistar.

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

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	Supplemental Cash Flow Information

Supplemental cash flow information is summarized as follows for the years ended December 31:

Millions of dollars	2006	2005	2004
Cash paid for interest	$216	$221	$220

18.	Segment and Related Information

Equistar operates in one reportable segment, ethylene, co-products and derivatives (“EC&D”), which includes: the ethylene and co-products product group, including primarily manufacturing and marketing of ethylene, its co-products, including propylene, butadiene and aromatics; and the derivatives product group, including primarily manufacturing and marketing of ethylene oxide, ethylene glycol and polyethylene (see Note 1).

The accounting policies of the segment are the same as those described in “Summary of Significant Accounting Policies” (see Note 2). Transfers of product from the ethylene and co-products product group to the derivatives product group are made at prices approximating prevailing market prices. No trade customer accounted for 10% or more of Equistar’s consolidated sales during any year in the three-year period ended December 31, 2006; however, sales to Lyondell were approximately 11% in 2006 and 10% in each of 2005 and 2004.

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.	Segment and Related Information – (Continued)

Although Equistar operates in one integrated reportable segment, Equistar has provided certain additional data, as shown below, for two product groups: the ethylene and co-products group, reflecting the products of the core ethylene manufacturing processes, and the derivatives products group.

Millions of dollars	Ethylene & co-products	Derivatives	Other	Eliminations	Consolidated

2006
Sales and other operating revenues
Customers	$8,615	$4,150	$—	$—	$12,765
Inter-product group	2,704	—	—	(2,704)	—

	11,319	4,150	—	(2,704)	12,765
Operating income	691	133	—	—	824
Total assets	3,289	1,819	251	—	5,359
Capital expenditures	101	66	1	—	168
Depreciation and amortization expense	228	96	—	—	324

2005
Sales and other operating revenues
Customers	$7,893	$3,793	$—	$—	$11,686
Inter-product group	2,451	—	—	(2,451)	—

	10,344	3,793	—	(2,451)	11,686
Operating income	891	77	—	—	968
Total assets	3,198	1,803	319	—	5,320
Capital expenditures	109	43	1	—	153
Depreciation and amortization expense	224	98	—	—	322

2004
Sales and other operating revenues
Customers	$6,059	$3,257	$—	$—	$9,316
Inter-product group	2,077	—	—	(2,077)	—

	8,136	3,257	—	(2,077)	9,316
Operating income	476	18	—	—	494
Total assets	3,095	1,808	171	—	5,074
Capital expenditures	79	22	—	—	101
Depreciation and amortization expense	225	88	—	—	313

EQUISTAR CHEMICALS, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.	Segment and Related Information – (Continued)

The following table presents the details of “Total assets” as presented above in the “Other” column as of December 31, for the years indicated:

Millions of dollars	2006	2005	2004
Cash and cash equivalents	$133	$215	$39
Accounts receivable—trade and related parties	9	2	11
Prepaid expenses and other current assets	7	12	7
Property, plant and equipment, net	48	6	9
Other assets, net	54	84	105

Total assets	$251	$319	$171

19.	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows at December 31:

Millions of dollars	2006	2005
Minimum pension liability	$—	$(20)
Pension and postretirement benefit liabilities after application of SFAS No. 158	(38)	—

Total accumulated other comprehensive loss	$(38)	$(20)

LYONDELL-CITGO Refining LP

STATEMENTS OF INCOME — (Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
Millions of dollars	2006	2005	2006	2005
Sales and other operating revenues	$2,411	$1,563	$4,505	$3,099

Operating costs and expenses:
Cost of sales:
Crude oil and feedstock	2,038	1,339	3,753	2,584
Operating and other expenses	194	176	394	337
Selling, general and administrative expenses	16	11	33	23

	2,248	1,526	4,180	2,944

Operating income	163	37	325	155
Interest expense	(12)	(9)	(24)	(17)
Interest income	—	—	1	—

Income before income taxes	151	28	302	138
Provision for income taxes	8	—	8	—

Net income	$143	$28	$294	$138

See Notes to Financial Statements.

LYONDELL-CITGO Refining LP

BALANCE SHEETS — (Unaudited)

Millions of dollars	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$95	$5
Accounts receivable:
Trade, net	98	79
Related parties	231	185
Inventories	147	144
Prepaid expenses and other current assets	5	5

Total current assets	576	418
Property, plant and equipment, net	1,386	1,328
Other assets, net	95	86

Total assets	$2,057	$1,832

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable:
Trade	$227	$239
Related parties	485	431
Distribution payable to Lyondell Partners	105	32
Distribution payable to CITGO Partners	74	23
Current maturities of long-term debt	441	5
Accrued liabilities	90	75

Total current liabilities	1,422	805
Long-term debt	—	439
Loan payable to Lyondell Partners	229	229
Loan payable to CITGO Partners	35	35
Other liabilities	125	113

Total long-term liabilities	389	816
Commitments and contingencies
Partners’ capital:
Partners’ accounts	270	235
Accumulated other comprehensive loss	(24)	(24)

Total partners’ capital	246	211

Total liabilities and partners’ capital	$2,057	$1,832

See Notes to Financial Statements.

LYONDELL-CITGO Refining LP

STATEMENTS OF CASH FLOWS — (Unaudited)

	For the six months ended June 30,
Millions of dollars	2006	2005
Cash flows from operating activities:
Net income	$294	$138
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62	56
Other	2	1
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(65)	(28)
Inventories	(3)	(39)
Accounts payable	43	73
Other, net	4	(38)

Cash provided by operating activities	337	163

Cash flows from investing activities:
Expenditures for property, plant and equipment	(109)	(83)

Cash used in investing activities	(109)	(83)

Cash flows from financing activities:
Proceeds from bank loan	—	45
Contributions from Lyondell Partners	42	45
Contributions from CITGO Partners	30	31
Distributions to Lyondell Partners	(122)	(134)
Distributions to CITGO Partners	(86)	(94)
Payment of current maturities of long-term debt	(2)	(2)

Cash used in financing activities	(138)	(109)

Increase (decrease) in cash and cash equivalents	90	(29)
Cash and cash equivalents at beginning of period	5	45

Cash and cash equivalents at end of period	$95	$16

See Notes to Financial Statements.

LYONDELL-CITGO Refining LP

NOTES TO FINANCIAL STATEMENTS

LYONDELL-CITGO Refining LP

NOTES TO FINANCIAL STATEMENTS—(Continued)

1. Basis of Preparation

The accompanying financial statements are unaudited and have been prepared from the books and records of LYONDELL-CITGO Refining LP (“LCR” or the “Partnership”) in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. For further information, refer to the audited LCR financial statements and notes thereto included in the Lyondell Chemical Company (“Lyondell”) Annual Report on Form 10-K for the year ended December 31, 2005.

2. Company Ownership

LYONDELL-CITGO Refining LP was formed on July 1, 1993 by subsidiaries of Lyondell and CITGO Petroleum Corporation (“CITGO”) primarily in order to own and operate a refinery (“Refinery”) located on the Houston Ship Channel in Houston, Texas. Lyondell and CITGO had ownership interests of 58.75% and 41.25%, respectively. In August 2006, Lyondell purchased CITGO’s 41.25% interest, and as a result, Lyondell owns 100% of LCR. See Note 11.

3. Accounting and Reporting Changes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertain income tax positions. FIN No. 48 prescribes, among other things, a recognition threshold and measurement attribute for the financial statement recognition and measurement of an uncertain tax position. The provisions of FIN No. 48 will apply to LCR beginning in 2007. As a partnership, LCR is not subject to federal income taxes and FIN No. 48 is not expected to have a significant impact on its financial statements.

Effective April 1, 2006, LCR adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty. EITF Issue No. 04-13 requires that inventory purchases and sales transactions with the same counterparty that are entered into in contemplation of one another be combined for purposes of applying Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions. The effect was to reduce reported revenues and cost of sales for affected transactions. LCR’s application of EITF Issue No. 04-13 had no material effect on its financial statements.

LYONDELL-CITGO Refining LP

NOTES TO FINANCIAL STATEMENTS—(Continued)

4. Inventories

Inventories consisted of the following:

Millions of dollars	June 30, 2006	December 31, 2005
Finished goods	$53	$59
Raw materials	78	71
Materials and supplies	16	14

Total inventories	$147	$144

5. Property, Plant and Equipment

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows:

Millions of dollars	June 30, 2006	December 31, 2005
Land	$2	$2
Manufacturing facilities and equipment	2,620	2,556
Construction in progress	302	268

Total property, plant and equipment	2,924	2,826
Less accumulated depreciation	(1,538)	(1,498)

Property, plant and equipment, net	$1,386	$1,328

Depreciation and amortization expense is summarized as follows:

	For the three months ended June 30,		For the six months ended June 30,
Millions of dollars	2006	2005	2006	2005
Property, plant and equipment	$24	$22	$47	$45
Turnaround costs	4	3	8	6
Software costs	1	1	2	2
Other	2	2	5	3

Total depreciation and amortization	$31	$28	$62	$56

6. Accounts Payable

Accounts payable at June 30, 2006 and December 31, 2005 included liabilities in the amount of $7 million and $6 million, respectively, for checks issued in excess of associated bank balances but not yet presented for collection.

7. Financing Arrangements

In August 2006, Lyondell purchased CITGO’s 41.25% interest in LCR, and repaid the CITGO owner loans and repaid and terminated LCR’s existing bank facility. See Note 11.

LYONDELL-CITGO Refining LP

NOTES TO FINANCIAL STATEMENTS—(continued)

8. Pension and Other Postretirement Benefits

Net periodic pension benefit costs included the following components:

	For the three months ended June 30,		For the six months ended June 30,
Millions of dollars	2006	2005	2006	2005
Service cost	$2	$2	$4	$4
Interest cost	2	2	4	4
Recognized return on plan assets	(2)	(1)	(4)	(3)
Amortization	2	1	3	2

Net periodic pension benefit cost	$4	$4	$7	$7

Net periodic postretirement benefit costs included the following components:

	For the three months ended June 30,		For the six months ended June 30,
Millions of dollars	2006	2005	2006	2005
Service cost	$—	$—	$—	$—
Interest cost	1	1	2	2

Net periodic other postretirement benefit cost	$1	$1	$2	$2

9. Commitments and Contingencies

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

LCR has consistently contested the validity of the reductions in deliveries by PDVSA Oil and Petróleos de Venezuela, S.A. (“PDVSA”) under the CSA. In February 2002, LCR filed a lawsuit against PDVSA and PDVSA Oil in connection with the force majeure declarations. PDVSA filed a subsequent lawsuit against LCR in October 2005 in the same court, related to that action, which alleged breach of the CSA. On April 6, 2006, the parties announced the settlement of these disputes and other disputes among the parties and the respective affiliates, and on April 10, 2006, the lawsuits were dismissed. In August 2006, Lyondell purchased CITGO’s 41.25% interest in

LYONDELL-CITGO Refining LP

NOTES TO FINANCIAL STATEMENTS—(Continued)

9. Commitments and Contingencies—(Continued)

LCR. As part of the transaction, the existing CSA was terminated, and the parties entered into a new crude oil contract. See Note 11 for a description of the transaction and the new crude oil contract.

Environmental Remediation—With respect to liabilities associated with the Refinery, Lyondell generally has retained liability for events that occurred prior to July 1, 1993 and certain ongoing environmental projects at the Refinery. LCR generally is responsible for liabilities associated with events occurring after June 30, 1993 and ongoing environmental compliance inherent to the operation of the Refinery.

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

LCR estimates that it has a liability of approximately $6 million at June 30, 2006 related to future assessment and remediation costs. Lyondell has a contractual obligation to reimburse LCR for a portion of this liability, which is currently estimated to be approximately $5 million. Accordingly, LCR has reflected a current liability of approximately $1 million for the portion of this liability that will not be reimbursed by Lyondell. In the opinion of management, there is currently no material estimable range of loss in excess of the amount recorded. However, it is possible that new information associated with this liability, new technology or future developments such as involvement in investigations by regulatory agencies could require LCR to reassess its potential exposure related to environmental matters.

Other—LCR is, from time to time, a defendant in lawsuits and other commercial disputes, some of which are not covered by insurance. Many of these suits make no specific claim for relief. Although final determination of any liability and resulting financial impact with respect to any such matters cannot be ascertained with any degree of certainty, management does not believe that any ultimate uninsured liability resulting from these matters in which LCR is involved will individually or in the aggregate, have a material adverse effect on the financial position or liquidity of LCR. However, the adverse resolution in any reporting period of one or more of these matters discussed in this note could have a material impact on LCR’s results of operations for that period, which may be mitigated by contribution or indemnification obligations of others, or by any insurance coverage that may be available.

LYONDELL-CITGO Refining LP

NOTES TO FINANCIAL STATEMENTS—(Continued)

10. Comprehensive Income

The components of comprehensive income were as follows:

	For the three months ended June 30,		For the six months ended June 30,
Millions of dollars	2006	2005	2006	2005
Net income	$143	$28	$294	$138
Other comprehensive income (loss)	—	—	—	—

Comprehensive income	$143	$28	$294	$138

11. Subsequent Event

In August 2006, Lyondell purchased CITGO’s 41.25% interest in LCR, effective as of July 31, 2006. As a result, Lyondell owns 100% of LCR. The transaction included repayment of CITGO owner loans of $40 million and repayment of $444 million outstanding under LCR’s existing bank facility, which was terminated.

Also as part of the transaction, the existing CSA was terminated for a payment by LCR to PDVSA of $300 million, and the parties entered into a new crude oil contract. The new crude oil contract, which provides for the purchase and supply of 230,000 barrels per day of heavy, high sulfur crude oil, will extend through 2011 and year to year thereafter. The contract contains market-based pricing, which is determined using a formula reflecting published market indices. The pricing is designed to be consistent with published prices for similar grades of crude oil.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Lyondell Chemical Company performed an evaluation, under the supervision and with the participation of its management, including the President and Chief Executive Officer (principal executive officer) and the Senior Vice President and Chief Financial Officer (principal financial officer), of the effectiveness of the Lyondell disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2006. Based upon that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that the Lyondell disclosure controls and procedures are effective.

There were no changes in Lyondell’s internal control over financial reporting that occurred during Lyondell’s last fiscal quarter (the fourth quarter 2006) that have materially affected, or are reasonably likely to materially affect, Lyondell’s internal control over financial reporting.

Lyondell management’s report on internal control over financial reporting appears on page 83 of this Annual Report on Form 10-K. In addition, PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has audited management’s assessment of the effectiveness of Lyondell’s internal control over financial reporting as of December 31, 2006, as stated in their report that appears on page 84 of this Annual Report on Form 10-K.

Item 9B. Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information appearing under the headings “Election of Directors,” “Corporate Governance—Independence Determinations,” “Corporate Governance—Audit Committee Financial Expert Determinations,” “Corporate Governance—Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” of Lyondell’s proxy statement relating to its 2007 Annual Meeting of Shareholders (the “2007 Proxy Statement”) is incorporated herein by reference.

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

The information appearing in Lyondell’s 2007 Proxy Statement under the headings “Compensation and Human Resources Committee Report” (which is furnished), “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation” is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information appearing in Lyondell’s 2007 Proxy Statement under the headings “Principal Shareholders” and “Security Ownership of Management” is incorporated herein by reference.

The following table provides information about the common stock that may be issued pursuant to Lyondell’s equity compensation plans as of December 31, 2006.

Plan Category	(1) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(2) Weighted average exercise price of outstanding options, warrants and rights		(3) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))
Equity compensation plans approved by security holders (a)	7,166,304	(b)	$16.96	(b)	12,131,282	(c)
Equity compensation plans not approved by security holders (d)	70,000		14.60		—

Total	7,236,304		$16.94		12,131,282

_________

(a)

These plans consist of the Lyondell Chemical Company 1999 Incentive Plan, the Restricted Stock Plan of Lyondell Petrochemical Company and the Lyondell Chemical Company Restricted Stock Plan for Non-Employee Directors. The table does not reflect the warrant to purchase five million shares of Lyondell Chemical Company’s common stock issued to

Occidental Chemical Holding Corporation in connection with Lyondell’s August 2002 purchase of Occidental’s interest in Equistar, which was exercised by Occidental on January 26, 2007.

(b)	The Lyondell Chemical Company 1999 Incentive Plan (the “Incentive Plan”) provides for awards of performance shares or performance units, which allow employees to earn a target number of shares of common stock (or a cash amount equal to the value of those shares) based on Lyondell’s cumulative total shareholder return relative to a chemical industry peer group. The actual number of shares or equivalent cash amount earned may vary from the target amount based on Lyondell’s cumulative total shareholder return, measured over the course of the performance cycle. Performance share or performance unit awards may be paid in common stock, cash or a combination thereof, at the discretion of Lyondell Chemical Company’s Compensation and Human Resources Committee. The Compensation and Human Resources Committee currently does not intend to pay performance share awards or performance unit awards in common stock, but reserves the right to do so. Accordingly the number of securities shown does not include 1,603,014 “target” performance shares or units outstanding as of December 31, 2006 under the Incentive Plan, which could payout in an amount up to two times the “target” amount pursuant to the Incentive Plan and the award agreements, and the weighted average exercise price does not take these performance share awards into account.

(c)	The Incentive Plan currently limits the number of shares available for grant under the plan to 26 million shares of common stock. The amount shown reflects the 12,052,536 shares remaining available for grant as of December 31, 2006 out of the 26 million share limit contained in the Incentive Plan. Pursuant to the current terms of the Incentive Plan, the 12,052,536 shares available for grant under the Incentive Plan as of December 31, 2006 may be granted pursuant to awards of stock options, performance units, restricted stock or stock appreciation rights, as permitted by the Incentive Plan. However, no more than 6,002,005 shares of common stock can be issued or delivered pursuant to future awards of restricted stock, performance shares, phantom stock or performance units (to the extent settled in shares of common stock), and no more than 1,000,000 shares of common stock are available for incentive stock options. The amount shown also reflects, as of December 31, 2006, 14,329 shares available for grant pursuant to awards of restricted stock under the Restricted Stock Plan of Lyondell Petrochemical Company and 64,417 shares available for grant pursuant to awards of restricted stock under the Lyondell Chemical Company Restricted Stock Plan for Non-Employee Directors.

(d)	The only Lyondell Chemical Company equity compensation plan that was not approved by shareholders is the discontinued Stock Option Plan for Non-Employee Directors. The plan was adopted as of February 1, 2000. Effective as of January 1, 2003, the Board of Directors terminated the plan, except with respect to then-outstanding option grants. No additional stock options may be awarded under the plan. The plan authorized the granting to non-employee directors of non-qualified stock options only, and all shares delivered upon the exercise of options granted under the plan must be treasury shares. All options granted under the plan have 10 year terms. The exercise price of all options granted under the plan is not less than the fair market value of the underlying common stock on the date of grant, and the plan prohibits the repricing of options. As a result of Lyondell’s August 2002 sale of shares of Series B common stock to Occidental Chemical Holding Corporation, all stock options granted under the plan during 2000 and 2001 vested in August 2002. All stock options granted under the plan during 2002 vested in connection with Lyondell’s November 2004 acquisition of Millennium.

Upon the closing of Lyondell’s acquisition of Millennium on November 30, 2004, outstanding options to acquire Millennium common stock were converted to options to acquire shares of Lyondell Chemical Company common stock under Millennium equity compensation plans assumed by Lyondell. Accordingly, the number of securities shown does not include 208,591 shares of common stock to be issued upon exercise of the stock options converted at the closing of the acquisition. The weighted-average exercise price of these stock options is $20.09. In connection with the closing of the acquisition, the Lyondell Chemical Company Compensation and Human Resources Committee took action with respect to Millennium’s various equity compensation plans and arrangements, effective December 1, 2004, such that no new awards will be made pursuant to such plans or arrangements.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information appearing in Lyondell’s 2007 Proxy Statement under the heading “Corporate Governance—Corporate Governance Materials,” “Corporate Governance—Principles of Corporate Governance,” “Corporate Governance—Independence Standards,” “Corporate Governance—Independence Determinations,” “Corporate Governance—Audit Committee,” “Corporate Governance—Compensation and Human Resources Committee,” “Corporate Governance—Corporate Responsibility and Governance Committee,” “Certain Relationships and Related Transactions” and “Related Party Policies” is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information appearing in Lyondell’s 2007 Proxy Statement under the heading “Principal Accountant Fees and Services” is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following exhibits are filed as a part of this report:

Exhibit Number	Description of Document

2.1	Agreement and Plan of Merger, dated March 28, 2004, by and among the Registrant, Millennium Chemicals Inc. and Millennium Subsidiary LLC (45)

2.2	Sale and Purchase Agreement, dated as of February 23, 2007, by and between Millennium Worldwide Holdings I Inc., Millennium US Op Co, LLC, and The National Titanium Dioxide Co. Ltd. (Cristal) and, for the limited purposes set forth therein, the Registrant (61)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (47)

3.2	Amended and Restated By-Laws of the Registrant (40)

4.1	Indenture dated as of January 29, 1996, as supplemented by a First Supplemental Indenture dated as of February 15, 1996, between the Registrant and Texas Commerce Bank, as Trustee (9)

4.1(a)	Second Supplemental Indenture dated as of December 1, 1997 among the Registrant, Equistar Chemicals, LP and Texas Commerce Bank National Association (13)

4.1(b)	Third Supplemental Indenture dated as of November 3, 2000 among the Registrant, Equistar Chemicals, LP and The Chase Manhattan Bank (20)

4.1(c)	Fourth Supplemental Indenture dated as of November 17, 2000 among the Registrant, Equistar Chemicals, LP and The Chase Manhattan Bank (20)

4.2	Specimen common stock certificate (1)

4.3	Rights Agreement dated as of December 8, 1995 between the Registrant and the Bank of New York, as Rights Agent (8)

4.3(a)	Amendment to Rights Agreement dated August 22, 2002 (28)

4.3(b)	Amendment to Rights Agreement dated January 1, 2003 (30)

4.3(c)	Amendment to Rights Agreement dated December 1, 2005 (32)

4.3(d)	Amendment to Rights Agreement dated November 15, 2006 (51)

4.4	Credit Agreement dated as of December 17, 2003 among Equistar Chemicals, LP, the subsidiaries of Equistar Chemicals, LP party thereto, the lenders party thereto and Bank One, NA, Credit Suisse First Boston and JP Morgan Chase Bank as Co-Documentation Agents, Bank of America, N.A. and Citicorp USA, Inc. as Co-Collateral Agents, and Citicorp USA, Inc. as Administrative Agent (37)

4.4(a)	Amendment No. 1 dated as of June 25, 2004 to Credit Agreement dated as of December 17, 2003 among Equistar Chemicals, LP, the subsidiaries of Equistar Chemicals, LP party thereto, the lenders party thereto and Bank One, NA, Credit Suisse First Boston and JP Morgan Chase Bank as Co-Documentation Agents, Bank of America, N.A. and Citicorp USA, Inc. as Co-Collateral Agents, and Citicorp USA, Inc. as Administrative Agent (40)

4.4(b)	Amendment No. 2 dated as of November 2, 2005 to Credit Agreement dated as of December 17, 2003 among Equistar Chemicals, LP, the subsidiaries of Equistar Chemicals, LP party thereto, the lenders party thereto, Credit Suisse First Boston, JPMorgan Chase Bank, N.A. and Wachovia Bank, National Association as Co-Documentation Agents, Citicorp USA, Inc. and Bank of America, N.A. as Co-Collateral Agents, and Citicorp USA, Inc. as Administrative Agent (33)

4.4(c)	Amendment No. 3 dated as of December 6, 2006 to Credit Agreement dated as of December 17, 2003 among Equistar Chemicals, LP, the subsidiaries of Equistar Chemicals, LP parties thereto, the lenders party thereto, Credit Suisse First Boston, JPMorgan Chase Bank, N.A. and Wachovia Bank, National Association as co-documentations agents, Citicorp USA, Inc. and Bank of America, N.A. as co-collateral agents, and Citicorp USA, Inc. as administrative agent (6)

4.5	Credit Agreement dated as of August 16, 2006 by and among Lyondell Chemical Company, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P.Morgan Securities Inc., as Sole Bookrunner and Sole Lead Arranger and the Lenders party thereto (48)

4.5(a)	Amendment No. 1 to Credit Agreement dated as of August 16, 2006 by and among the Registrant, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P.Morgan Securities Inc., as Sole Bookrunner and Sole Lead Arranger and the Lenders party thereto (4)

4.5(b)	Amendment No. 2 dated as of September 29, 2006 to Credit Agreement, dated as of August 16, 2006, among the Registrant, the banks and financial institutions party thereto including JPMorgan Chase Bank, N.A. as Administrative Agent, Bank of America, N.A. and Citicorp

USA, Inc., each as Syndication Agent, Co-Documentation Agent and Lender, and Morgan Stanley Bank as Co-Documentation Agent and the Lenders party thereto (23)

4.6	Indenture dated as of January 15, 1999, as supplemented by a First Supplemental Indenture between Equistar Chemicals, LP and The Bank of New York (16)

4.6(a)	Second Supplemental Indenture dated October 4, 1999 among Equistar Chemicals, LP, Equistar Funding Corporation and The Bank of New York (18)

4.7	Indenture dated as of June 15, 1988 between ARCO Chemical Company and Bank of New York, as Trustee (16)

4.7(a)	First Supplemental Indenture dated as of January 5, 2000 between the Registrant and Bank of New York, as Trustee (18)

4.7(b)	9.80% Debenture due 2020 issuable under the Indenture referred to in Exhibit 4.9 (16)

4.7(c)	10.25% Debenture due 2010 issuable under the Indenture referred to in Exhibit 4.9 (16)

4.8	Indenture dated as of September 20, 2006 among the Registrant, the Subsidiary Guarantors party thereto, and The Bank of New York as Trustee for 8% Senior Unsecured Notes due 2014 (22)

4.8(a)	First Supplemental Indenture dated January 24, 2007 among the Registrant, and The Bank of New York as Trustee for 8% Senior Unsecured Notes due 2014 (55)

4.9	Indenture dated as of May 17, 1999 among the Registrant, the Subsidiary Guarantors party thereto and The Bank of New York, as Trustee, for 10 7/8% Senior Subordinated Notes due 2009 (17)

4.9(a)	Supplemental Indenture dated as of April 17, 2000 among the Registrant, the Subsidiary Guarantors party thereto and The Bank of New York, as Trustee

4.9(b)	Supplemental Indenture dated as of July 3, 2002 among the Registrant, the Subsidiary Guarantors party thereto and The Bank of New York, as Trustee (26)

4.9(c)	Third Supplemental Indenture dated as of June 30, 2006 among the Registrant, the Subsidiary Guarantors party thereto, and The Bank of New York as Trustee, for 10 7/8% Senior Subordinated Notes due 2009 (2)

4.9(d)	Fourth Supplemental Indenture dated as of August 16, 2006 among the Registrant, the subsidiary guarantors party thereto, and The Bank of New York as Trustee, dated as of May 17, 1999, for 10 7/8% Senior Subordinated Notes due 2009 (48)

4.10	Indenture dated as of August 24, 2001 among Equistar Chemicals, LP, Equistar Funding Corporation and The Bank of New York, as Trustee (21)

4.10(a)	Note dated as of August 24, 2001 (attached as Exhibit A to the Indenture filed herewith as Exhibit 4.12) (21)

4.11	Indenture dated as of September 20, 2006 among the Registrant, the Subsidiary Guarantors party thereto, and The Bank of New York as Trustee for 8.25% Senior Unsecured Notes due 2016 (22)

4.11(a)	First Supplemental Indenture dated January 24, 2007 among the Registrant, and The Bank of New York as Trustee 8.25% Senior Unsecured Notes due 2016 (55)

4.12	Indenture dated as of July 2, 2002 among the Registrant, the Subsidiary Guarantors party thereto and the Bank of New York, as Trustee (26)

4.12(a)	Note dated as of July 2, 2002 (attached as Exhibit A to the Indenture filed herewith as Exhibit 4.12) (26)

4.12(b)	First Supplemental Indenture dated as of June 30, 2006 among the Registrant, the Subsidiary Guarantors party thereto, and The Bank of New York as Trustee, for 11 1/8% Senior Secured Notes due 2012 (2)

4.12(c)	Second Supplemental Indenture dated as of August 16, 2006 to the Indenture among Lyondell Chemical Company, the subsidiary guarantors party thereto, and The Bank of New York as Trustee, dated as of July 2, 2002, for 11 1/8% Senior Secured Notes due 2012 (48)

4.13	Stockholders Agreement dated August 22, 2002 among the Registrant and certain Stockholders (28)

4.13(a)	First Amendment to Stockholders Agreement dated October 7, 2003 (36)

4.14	Registration Rights Agreement dated August 22, 2002 between the Registrant and Occidental Chemical Holding Corporation (28)

4.15	Indenture dated as of May 20, 2003 among the Registrant, the Subsidiary Guarantors party thereto and The Bank of New York, as Trustee (35)

4.15(a)	Note (attached as Exhibit A to the Indenture filed herewith as Exhibit 4.15) (35)

4.15(b)	First Supplemental Indenture dated as of June 30, 2006 among the Registrant, the Subsidiary

Guarantors party thereto, and The Bank of New York as Trustee, for 10 1/2% Senior Secured Notes due 2013 (2)

4.15(c)	Second Supplemental Indenture dated as of August 16, 2006 among the Registrant, the subsidiary guarantors party thereto, and The Bank of New York as Trustee, for 10 1/2% Senior Secured Notes due 2013 (48)

4.16	Indenture dated as of April 22, 2003 among Equistar Chemicals, LP, Equistar Funding Corporation and The Bank of New York, as Trustee (31)

4.16(a)	Note dated as of April 22, 2003 (attached as Exhibit A to the Indenture filed herewith as Exhibit 4.16) (31)

4.16(b)	First Supplemental Indenture dated as of November 21, 2003 among Equistar Chemicals, LP, Equistar Funding Corporation and The Bank of New York, as Trustee (37)

4.17	Security Agreement dated as of December 17, 2003 among Equistar Chemicals, LP, the other borrowers and guarantors party thereto, and Citicorp USA, Inc. as Administrative Agent (37)

4.18	Receivables Purchase Agreement dated as of December 17, 2003 among Equistar Receivables II, LLC as the seller, Equistar Chemicals, LP as the servicer, the banks and other financial institutions party thereto as purchasers, Bank One, NA, Credit Suisse First Boston and JP Morgan Chase Bank as Co-Documentation Agents, Citicorp USA, Inc. and Bank of America, N.A. as Co-Asset Agents, Citicorp USA, Inc., as Administrative Agent, and Citigroup Global Markets Inc. and Banc of America Securities LLC as Joint Lead Arrangers and Joint Bookrunners (37)

4.18(a)	Amendment No. 1 dated as of June 25, 2004 to Receivables Purchase Agreement dated as of December 17, 2003 among Equistar Receivables II, LLC as the seller, Equistar Chemicals, LP as the servicer, the banks and other financial institutions party thereto as purchasers, Bank One, NA, Credit Suisse First Boston and JP Morgan Chase Bank as Co-Documentation Agents, Citicorp USA, Inc. and Bank of America, N.A. as Co-Asset Agents, Citicorp USA, Inc., as Administrative Agent, and Citigroup Global Markets Inc. and Banc of America Securities LLC as Joint Lead Arrangers and Joint Bookrunners (40)

4.18(b)	Amendment No. 2 dated as of November 2, 2005 to Receivables Purchase Agreement dated as of December 17, 2003 among Equistar Receivables II, LLC as the seller, Equistar Chemicals, LP as the servicer, the banks and other financial institutions party thereto as purchasers, Citicorp USA, Inc as Co-Asset Agent and Administrative Agent for the purchasers, Credit Suisse First Boston, JPMorgan Chase Bank, N.A. and Wachovia Bank, National Association as Co-Documentation Agents, Bank of America, N.A. as Co-Asset Agents (33)

4.18(c)	Amendment No. 3 dated as of August 3, 2006 to Receivables Purchase Agreement dated as of December 17, 2003 among Equistar Receivables II, LLC as the seller, Equistar Chemicals, LP as the servicer, the banks and other financial institutions party thereto as purchasers, Citicorp USA, Inc as Co-Asset Agent and Administrative Agent for the purchasers, Credit Suisse First Boston, JPMorgan Chase Bank, N.A. and Wachovia Bank, National Association as Co-Documentations Agents, Bank of America, N.A. as Co-Asset Agents

4.18(d)	Amendment No. 4 dated as of September 25, 2006 to Receivables Purchase Agreement dated as of December 17, 2003 among Equistar Receivables II, LLC as the seller, Equistar Chemicals, LP as the servicer, the banks and other financial institutions party thereto as purchasers, Citicorp USA, Inc as Co-Asset Agent and Administrative Agent for the purchasers, Credit Suisse First Boston, JPMorgan Chase Bank, N.A. and Wachovia Bank, National Association as Co-Documentations Agents, Bank of America, N.A. as Co-Asset Agents

4.19	Undertaking Agreement dated as of December 17, 2003 by Equistar Chemicals, LP (37)

4.19(a)	Amendment No. 1 dated as of June 25, 2004 to Undertaking Agreement dated as of December 17, 2003 by Equistar Chemicals, LP (40)

4.19(b)	Amendment No. 2 dated as of November 2, 2005 to Undertaking Agreement dated as of December 17, 2003 by Equistar Chemicals, LP (33)

4.20	Receivables Purchase Agreement dated as of December 17, 2003 among Lyondell Funding II, LLC as the seller, the Registrant as the servicer, the banks and other financial institutions party thereto as purchasers, and Citicorp USA, Inc. as asset agent and administrative agent for the purchasers (43)

4.20(a)	Amendment No. 1 dated as of June 25, 2004 to Receivables Purchase Agreement dated as of December 17, 2003 among Lyondell Funding II, LLC as the seller, the Registrant as the servicer,

the banks and other financial institutions party thereto as purchasers, and Citicorp USA, Inc. as asset agent and administrative agent for the purchasers (43)

4.20(b)	Amendment No. 2 dated as of August 20, 2004 to Receivables Purchase Agreement dated as of December 17, 2003 among Lyondell Funding II, LLC as the seller, the Registrant as the servicer, the banks and other financial institutions party thereto as purchasers, and Citicorp USA, Inc. as asset agent and administrative agent for the purchasers (43)

4.20(c)	Amendment No. 3 dated as of April 27, 2005 to Receivables Purchase Agreement dated as of December 17, 2003 among Lyondell Funding II, LLC as the seller, the Registrant as the servicer, the banks and other financial institutions party thereto as purchasers, and Citicorp USA, Inc. as Asset Agent and Administrative Agent for the purchasers (41)

4.20(d)	Amendment No. 4 dated as of November 2, 2005 to Receivables Purchase Agreement dated as of December 17, 2003 among Lyondell Funding II, LLC as the seller, the Registrant as the servicer, the banks and other financial institutions party thereto as purchasers, and Citicorp USA, Inc. as Asset Agent and Administrative Agent for the purchasers (53)

4.20(e)	Amendment No. 5 dated as of August 3, 2006 to Receivables Purchase Agreement dated as of December 17, 2003 among Lyondell Funding II, LLC as the seller, the Registrant as the servicer, the banks and other financial institutions party thereto as purchasers, and Citicorp USA, Inc. as asset agent and administrative agent for the purchasers (60)

4.20(f)	Amendment No. 6 dated as of November 15, 2006 to Receivables Purchase Agreement dated as of December 17, 2003 (42)

4.21	Undertaking Agreement dated as of December 17, 2003 by the Registrant (43)

4.21(a)	Amendment No. 1 dated as of June 25, 2004 to Undertaking Agreement dated as of December 17, 2003 by the Registrant (43)

4.21(b)	Amendment No. 2 dated as of October 27, 2004 to Undertaking Agreement dated as of December 17, 2003 by the Registrant (29)

4.21(c)	Amendment No. 3 dated as of April 27, 2005 to Undertaking Agreement dated as of December 17, 2003 by the Registrant (41)

4.21(d)	Amendment No. 4 dated as of August 3, 2006 to Undertaking Agreement dated as of December 17, 2003 (60)

4.21(e)	Amendment No. 5 dated as of November 15, 2006 to Undertaking Agreement dated as of December 17, 2003 (42)

4.22	Indenture, dated as of November 27, 1996, among Millennium America Inc. (formerly named Hanson America Inc.), Millennium Chemicals Inc. and The Bank of New York, as Trustee, in respect to Millennium’s 7.625% Senior Debentures due November 15, 2026 (10)

4.22(a)	First Supplemental Indenture dated as of November 21, 1997 among Millennium America Inc., Millennium Chemicals Inc. and The Bank of New York, as Trustee (14)

4.23	Indenture dated as of June 18, 2001 among Millennium America Inc., as Issuer, Millennium Chemicals Inc., as Guarantor, and The Bank of New York, as Trustee, governing Millennium’s 9.25% senior notes due 2008 (39)

4.24	Indenture dated as of November 25, 2003 among Millennium Chemicals Inc., as Issuer, Millennium America Inc., as Guarantor, and the Bank of New York, as Trustee, governing Millennium’s 4% Convertible Senior Debentures due 2023 (44)

4.24(a)	First Supplemental Indenture dated as of November 25, 2003 among the Registrant, Millennium Chemicals Inc., as Issuer, Millennium America Inc., as Guarantor, and the Bank of New York, as Trustee, governing Millennium’s 4% Convertible Senior Debentures due 2023 (47)

4.24(b)	Second Supplemental Indenture dated as of July 31, 2006 among Millennium Chemicals Inc., as Issuer, Millennium America Inc., as Guarantor, and the Bank of New York, as Trustee, governing Millennium’s 4% Convertible Senior Debentures due 2023 (59)

4.25	Credit Agreement, dated August 22, 2005, among Millennium America Inc., as Borrower, Millennium Inorganic Chemicals Ltd, as Borrower, Millennium Chemicals Inc., as Guarantor, the lenders from time to time party thereto, Bank of America, N.A., as Syndication Agent and JP Morgan Chase Bank, N.A. as Administrative Agent and Collateral Agent and JP Morgan Securities Inc. and Banc of America Securities LLC as Co-Lead Arrangers and Joint Bookrunners (56)

4.25(a)	Amendment No. 1 dated as of May 23, 2006 to Credit Agreement, dated August 22, 2005, among Millennium America Inc., as Borrower, Millennium Inorganic Chemicals Ltd, as

Borrower, Millennium Chemicals Inc., as Guarantor, the lenders from time to time party thereto, Bank of America, N.A., as Syndication Agent, JP Morgan Chase Bank, N.A. as Administrative Agent and Collateral Agent and JP Morgan Securities Inc. and Banc of America Securities LLC as Co-Lead Arrangers and Joint Bookrunners (58)

4.26	Revolving Credit Agreement, dated January 31, 2006, by and among Millennium Inorganic Chemicals Limited as Borrower, Banc of America Securities LLC as Arranger, Bank of America, National Association as Agent, Swingline Lender, Issuer and Security Trustee, and The Banks and Financial Institutions named in Schedule 1 as Original Lenders (57)

4.26(a)	Receivables Purchase Agreement, dated January 2006, by and among Millennium Inorganic Chemicals Limited, Banc of America Securities LLC as Arranger, Bank of America, N.A. as Agent of the Receivables Purchaser and the RP Funders, Bank of America, N.A. as Receivables Purchaser, and The Banks and Financial Institutions named in Schedule 1 as original RP Funders (57)

4.26(b)	Common Terms Deed, dated as of January 2006, by and among Millennium Inorganic Chemicals Limited, Millennium Inorganic Chemicals Europe Sprl as Collection Agent, Banc of America Securities LLC as Arranger, Bank of America, National Association, as Receivables Purchaser, Bank of America, National Association, as Agent, Swingline Lender and Issuer, and certain banks and financial institutions named in Part I of Schedule 1 as Original Lenders and Part II of Schedule 1 as Original RP Funders; and Bank of America, National Association as Security Trustee (57)

4.26(c)	Inventory and Non-Vesting Debts Charge, dated January 2006, between Millennium Inorganic Chemicals Limited and Bank of America N.A. as Security Trustee (57)

The Registrant is a party to several long-term debt instruments under which the total amount of long-term debt securities authorized does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Registration S-K, the Registrant agrees to furnish a copy of such instruments to the Commission upon request.

EXECUTIVE OFFICER AND DIRECTOR COMPENSATION:

10.1	Amended and Restated Executive Supplementary Savings Plan (24)

10.2	Amended and Restated Supplementary Executive Retirement Plan (6)

10.3	Executive Medical Plan (11)

10.3(a)	Amendment No. 1 to the Executive Medical Plan (11)

10.3(b)	Amendment No. 2 to the Executive Medical Plan (11)

10.4	Lyondell Chemical Company Executive Deferral Plan (34)

10.5	Executive Long-Term Disability Plan (3)

10.5(a)	Amendment No. 1 to the Executive Long-Term Disability Plan (11)

10.6	Amended and Restated Executive Life Insurance Plan (12)

10.7	Amended and Restated Supplemental Executive Benefit Plans Trust Agreement (37)

10.7(a)	Amendment No. 1 dated as of March 26, 2004 to Amended and Restated Supplemental Executive Benefit Plans Trust Agreement (38)

10.7(b)	Amendment No. 2 dated as of February 23, 2006 to Amended and Restated Lyondell Chemical Company Supplemental Executive Benefit Plans Trust Agreement (34)

10.8	Restricted Stock Plan (5)

10.8(a)	Amendment No. 1 to the Restricted Stock Plan (7)

10.8(b)	Amendment No. 2 to the Restricted Stock Plan (13)

10.9	Form of Registrant’s Indemnity Agreement with Officers and Directors (54)

10.10	Lyondell Chemical Company Elective Deferral Plan for Non-Employee Directors (34)

10.11	Amended and Restated Retirement Plan for Non-Employee Directors (24)

10.11(a)	Amendment No. 1 to Amended and Restated Retirement Plan for Non-Employee Directors (30)

10.11(b)	Amendment No. 2 dated as of March 28, 2004 to Amended and Restated Retirement Plan for Non-Employee Directors (38)

10.12	Lyondell Chemical Company Restricted Stock Plan for Non-Employee Directors (34)

10.13	Amended and Restated Non-Employee Directors Benefit Plans Trust Agreement (37)

10.13(a)	Amendment No. 1 dated as of March 28, 2004 to Amended and Restated Non-Employee

Directors Benefit Plans Trust Agreement (38)

10.13(b)	Amendment No. 2 dated as of February 23, 2006 to Amended and Restated Lyondell Chemical Company Non-Employee Directors Benefit Plans Trust Agreement (34)

10.14	Stock Option Plan for Non-Employee Directors (24)

10.15	Amended and Restated 1999 Incentive Plan (46)

10.16	Form of Award Agreement for the Registrant’s Amended and Restated 1999 Incentive Plan (34)

10.17	Lyondell Chemical Company Executive Severance Pay Plan (34)

10.18	Amended and Restated 1999 Incentive Plan Administrative Guidelines for Annual Cash Bonus Awards (34)

10.19	Director Compensation (52)

10.20	Executive Compensation (15)

OTHER MATERIAL CONTRACTS:

10.21	Crude Oil Sales Agreement dated August 1, 2006 by and between PDVSA Petróleo S.A. and LYONDELL-CITGO Refining LP (portions of this document have been omitted pursuant to a request for confidential treatment and filed with the SEC) (48)

10.22	Amended and Restated Master Transaction Agreement dated as of March 31, 2000 among the Registrant, Bayer AG and Bayer Corporation (19)

10.22(a)	First Amendment to Amended and Restated Master Transaction Agreement, dated as of December 18, 2000 (20)

10.23	Amended and Restated Master Asset and Stock Purchase Agreement dated as of March 31, 2000 among the Registrant, the entities set forth on Schedule 1 thereto, Bayer AG and Bayer Corporation (19)

10.24	Amended and Restated Limited Partnership Agreement of PO JV, LP dated as of March 31, 2000 (19)

10.24(a)	First Amendment to the Amended and Restated Limited Partnership Agreement of PO JV, LP (25)

10.25	Limited Partnership Interest Purchase and Sale Agreement dated as of March 31, 2000 among Lyondell SAT, INC., Lyondell POTechLP, Inc., BAYPO I LLC, BAYPO II LLC and BIPPO Corporation (19)

10.26	General Partnership Agreement dated December 18, 2000 between Bayer Polyurethanes B.V. and Lyondell PO-11 C.V. (20)

10.27	Parent Agreement dated December 18, 2000 between the Registrant and Bayer AG (20)

10.28	Securities Purchase Agreement dated as of July 8, 2002 between the Registrant and Occidental Chemical Holding Corporation (27)

10.29	Occidental Partner Sub Purchase Agreement dated as of July 8, 2002 among the Registrant, Occidental Chemical Holding Corporation, Oxy CH Corporation, and Occidental Chemical Corporation (27)

10.30	Tax Sharing and Indemnification Agreement, dated as of September 30, 1996, between Hanson, Millennium Overseas Holdings Ltd., Millennium America Holdings Inc. (formerly HM Anglo American Ltd.), Hanson North America Inc. and Millennium Chemicals Inc. (49)

10.31	Deed of Tax Covenant, dated as of September 30, 1996, between Hanson, Millennium Overseas Holdings Ltd., Millennium Inorganic Chemicals Limited (formerly SCM Chemicals Limited), SCMC Holdings B.V. (formerly Hanson SCMC B.V.), Millennium Inorganic Chemicals Ltd. (formerly SCM Chemicals Ltd.), and Millennium Chemicals Inc. (the “Deed of Tax Covenant”) (49)

10.31(a)	Amendment to the Deed of Tax Covenant dated January 28, 1997 (50)

12	Statement Setting Forth Detail for Computation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of the Registrant

23	Consent of PricewaterhouseCoopers LLP

24	Powers of Attorney

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Principal Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

_________

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-25407) and incorporated herein by reference.

(2)	Filed as an exhibit to Registrant’s Current Report on Form 8-K dated as of June 30, 2006 and incorporated herein by reference.

(3)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K Report for the year ended December 31, 1992 and incorporated herein by reference.

(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of September 5, 2006 and incorporated herein by reference.

(5)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

(6)	Filed as an exhibit to Registrant’s Current Report on Form 8-K dated as of December 6, 2006 and incorporated herein by reference.

(7)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference.

(8)	Filed as an exhibit to the Registrant’s Current Report on Form 8-A dated December 8, 1995 and incorporated herein by reference.

(9)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-3 dated as of January 31, 1996 and incorporated herein by reference.

(10)	Filed as an exhibit to Millennium Chemical Inc.’s Registration Statement on Form S-1 (No. 333-15975) and incorporated herein by reference.

(11)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

(12)	Filed as an exhibit to Registrant’s Current Report on Form 8-K dated as of September 1, 2006 and incorporated herein by reference.

(13)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

(14)	Filed as an exhibit to Millennium Chemical Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

(15)	Filed in Item 5.02 to Registrant’s Current Report on Form 8-K dated as of December 6, 2006 and incorporated herein by reference.

(16)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

(17)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (No. 333-81831) and incorporated herein by reference.

(18)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

(19)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of April 14, 2000 and incorporated herein by reference.

(20)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

(21)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

(22)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-3 (No. 333-137149) and incorporated herein by reference.

(23)	Filed as an exhibit to Registrant’s Current Report on Form 8-K dated as of September 29, 2006 and incorporated herein by reference.

(24)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

(25)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.

(26)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

(27)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of July 8, 2002 and incorporated herein by reference.

(28)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of August 22, 2002 and incorporated herein by reference.

(29)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

(30)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

(31)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.

(32)	Filed as an exhibit to Registrant’s Form 8-A/A dated as of November 30, 2005 and incorporated herein by reference.

(33)	Filed as an exhibit to Equistar Chemicals, LP’s Current Report on Form 8-K dated as of November 2, 2005 and incorporated herein by reference.

(34)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of February 23, 2006 and incorporated herein by reference.

(35)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (No. 333-106954) and incorporated herein by reference.

(36)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of October 7, 2003 and incorporated herein by reference.

(37)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

(38)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.

(39)	Filed as an exhibit to Millennium Chemical Inc.’s Registration Statement on Form S-4 (No. 333-65650-01) and incorporated herein by reference.

(40)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.

(41)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of April 27, 2005 and incorporated herein by reference.

(42)	Filed as an exhibit to Registrant’s Current Report on Form 8-K dated as of November 15, 2006 and incorporated herein by reference.

(43)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.

(44)	Filed as an exhibit to Millennium Chemicals Inc.’s Current Report on Form 8-K dated as of November 25, 2003 and incorporated herein by reference.

(45)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of March 28, 2004 and incorporated herein by reference.

(46)	Filed as Annex F to the Registrant’s Registration Statement on Form S-4/A (No. 333-114877) filed on September 30, 2004 and incorporated herein by reference.

(47)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of November 30, 2004 and incorporated herein by reference.

(48)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K/A dated as of August 16, 2006 and incorporated herein by reference.

(49)	Filed as an exhibit to Millennium Chemical Inc.’s Registration Statement on Form 10 (No. 1-12091) and incorporated herein by reference.

(50)	Filed as an exhibit to Millennium Chemical Inc.’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

(51)	Filed as an exhibit to the Registrant’s Current Report on Form 8-A/A dated as of November 15, 2006 and incorporated herein by reference.

(52)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of October 6, 2005 and incorporated herein by reference.

(53)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of November 2, 2005 and incorporated herein by reference.

(54)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of February 24, 2005 and incorporated herein by reference.

(55)	Filed as an exhibit to Registrant’s Current Report on Form 8-K dated as of January 24, 2007 and incorporated herein by reference.

(56)	Filed as an exhibit to Registrant’s Current Report on Form 8-K dated as of August 22, 2005 and incorporated herein by reference.

(57)	Filed as an exhibit to Registrant’s Current Report on Form 8-K dated as of January 31, 2006 and incorporated herein by reference.

(58)	Filed as an exhibit to Registrant’s Current Report on Form 8-K dated as of May 24, 2006 and incorporated herein by reference.

(59)	Filed as an exhibit to Registrant’s Current Report on Form 8-K dated as of July 31, 2006 and incorporated herein by reference.

(60)	Filed as an exhibit to Registrant’s Current Report on Form 8-K dated as of August 3, 2006 and incorporated herein by reference.

(61)	Filed as an exhibit to Registrant’s Current Report on Form 8-K dated as of February 22, 2007 and incorporated herein by reference.

Copies of exhibits will be furnished upon prepayment of 25 cents per page.

Requests should be addressed to the Secretary.

(b) Consolidated Financial Statements and Financial Statement Schedules

(1)	Consolidated Financial Statements

Consolidated Financial Statements filed as part of this Annual Report on Form 10-K are listed in the Index to Financial Statements on page 82.

(2)	Financial Statement Schedules

Financial statement schedules are omitted because they are not applicable or the required information is contained in the Financial Statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LYONDELL CHEMICAL COMPANY

Date: February 28, 2007	By:	/S/ DAN F. SMITH
Dan F. Smith
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2007.

Signature	Title

/s/ WILLIAM T. BUTLER* (William T. Butler)	Chairman of the Board

/s/ DAN F. SMITH (Dan F. Smith, Principal Executive Officer)	President, Chief Executive Officer and Director

/s/ CAROL A. ANDERSON* (Carol A. Anderson)	Director

/s/ SUSAN K. CARTER* (Susan K. Carter)	Director

/s/ STEPHEN I. CHAZEN* (Stephen I. Chazen)	Director

/s/ TRAVIS ENGEN* (Travis Engen)	Director

/s/ PAUL S. HALATA* (Paul S. Halata)	Director

/s/ DANNY W. HUFF* (Danny W. Huff)	Director

/s/ DAVID J. LESAR* (David J. Lesar)	Director

/S/ DAVID J.P. MEACHIN* (David J.P. Meachin)	Director

/S/ DANIEL J. MURPHY* (Daniel J. Murphy)	Director

/s/ WILLIAM R. SPIVEY* (William R. Spivey)	Director

	/s/ T. KEVIN DENICOLA (T. Kevin DeNicola, Principal Financial Officer)	Senior Vice President and Chief Financial Officer

	/s/ CHARLES L. HALL (Charles L. Hall, Principal Accounting Officer)	Vice President and Controller

*By:	/S/ KERRY A. GALVIN (Kerry A. Galvin, as Attorney-in-fact)