Form 10-Q
period 2007-03-31
LYONDELL CHEMICAL CO
filed 2007-05-08
CIK 842635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Number of shares of common stock outstanding as of March 31, 2007: 252,889,856

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LYONDELL CHEMICAL COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended March 31,
Millions of dollars, except per share data	2007	2006
Sales and other operating revenues:
Trade	$5,632	$4,004
Related parties	157	414

	5,789	4,418
Operating costs and expenses:
Cost of sales	5,442	3,881
Selling, general and administrative expenses	150	107
Research and development expenses	18	18

	5,610	4,006

Operating income	179	412
Interest expense	(179)	(137)
Interest income	5	12
Other income, net	2	77

Income from continuing operations before equity investments and income taxes	7	364

Income (loss) from equity investments:
Houston Refining LP	—	91
Other	2	(1)

	2	90

Income from continuing operations before income taxes	9	454
Provision for income taxes	3	168

Income from continuing operations	6	286
Income from discontinued operations, net of tax	13	4

Net income	$19	$290

Earnings per share:
Income from continuing operations:
Basic	$0.03	$1.16

Diluted	$0.02	$1.10

Net income:
Basic	$0.08	$1.18

Diluted	$0.07	$1.12

See Notes to the Consolidated Financial Statements.

LYONDELL CHEMICAL COMPANY

CONSOLIDATED BALANCE SHEETS

Millions, except shares and par value data	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$211	$401
Accounts receivable:
Trade, net	1,904	1,837
Related parties	92	95
Inventories	2,019	1,877
Prepaid expenses and other current assets	165	147
Deferred tax assets	103	102
Current assets held for sale	716	687

Total current assets	5,210	5,146

Property, plant and equipment, net	8,531	8,542
Investments and long-term receivables:
Investment in PO joint ventures	781	778
Other	119	115
Goodwill, net	1,373	1,332
Other assets, net	885	864
Long-term assets held for sale	1,097	1,069

Total assets	$17,996	$17,846

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$163	$18
Accounts payable:
Trade	2,012	1,785
Related parties	98	83
Accrued liabilities	931	980
Current liabilities associated with assets held for sale	316	341

Total current liabilities	3,520	3,207

Long-term debt	7,920	7,936
Other liabilities	1,319	1,453
Deferred income taxes	1,450	1,537
Long-term liabilities associated with assets held for sale	428	391
Commitments and contingencies
Minority interests	113	134
Stockholders’ equity:
Common stock, $1.00 par value, 420,000,000 shares authorized, 253,634,042 and 249,764,306 shares issued, respectively	254	250
Additional paid-in capital	3,315	3,248
Retained deficit	(370)	(330)
Accumulated other comprehensive income	68	42
Treasury stock, at cost, 744,186 and 793,736 shares, respectively	(21)	(22)

Total stockholders’ equity	3,246	3,188

Total liabilities and stockholders’ equity	$17,996	$17,846

See Notes to the Consolidated Financial Statements.

LYONDELL CHEMICAL COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
Millions of dollars	2007	2006
Cash flows from operating activities:
Net income	$19	$290
Income from discontinued operations, net of tax	(13)	(4)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	213	156
Equity investments -
Amounts included in net income	(2)	(90)
Distributions of earnings	—	70
Deferred income taxes	(75)	76
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(54)	59
Inventories	(137)	(179)
Accounts payable	223	(24)
Other, net	(270)	(91)

Net cash provided by (used in) operating activities – continuing operations	(96)	263
Net cash used in operating activities – discontinued operations	(13)	—

Net cash provided by (used in) operating activities	(109)	263

Cash flows from investing activities:
Expenditures for property, plant and equipment	(141)	(38)
Acquisition of Houston Refining LP and related payments	(94)	—
Contributions and advances to affiliates	(12)	(37)

Net cash used in investing activities – continuing operations	(247)	(75)
Net cash used in investing activities – discontinued operations	(8)	(10)

Net cash used in investing activities	(255)	(85)

Cash flows from financing activities:
Net borrowings on revolving credit facility	145	—
Repayment of long-term debt	(8)	(443)
Dividends paid	(57)	(56)
Proceeds from and tax benefits of stock option exercises	63	2
Other, net	8	1

Net cash provided by (used in) financing activities – continuing operations	151	(496)
Net cash provided by (used in) financing activities – discontinued operations	24	(2)

Net cash provided by (used in) financing activities	175	(498)

Effect of exchange rate changes on cash	2	2

Decrease in cash and cash equivalents	(187)	(318)
Cash and cash equivalents at beginning of period	446	593

Cash and cash equivalents at end of period	259	275
Less: Cash and cash equivalents at end of period – discontinued operations	48	38

Cash and cash equivalents at end of period – continuing operations	$211	$237

See Notes to the Consolidated Financial Statements.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1. Basis of Preparation

Lyondell Chemical Company (“LCC”), together with its consolidated subsidiaries (collectively, “Lyondell” or “the Company”), is a global manufacturer of chemicals and plastics, a refiner of heavy, high-sulfur crude oil and a significant producer of fuel products. As a result of Lyondell’s purchase of its partner’s 41.25% equity interest in, and Lyondell’s resulting 100% ownership of, Houston Refining LP (“Houston Refining”), the operations of Houston Refining are consolidated prospectively from August 16, 2006. Prior to August 16, 2006, Lyondell accounted for its investment in Houston Refining using the equity method (see Note 4 for additional information).

The accompanying consolidated financial statements are unaudited and have been prepared from the books and records of Lyondell in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. For further information, refer to the audited consolidated financial statements and notes thereto included in the Lyondell Chemical Company Annual Report on Form 10-K for the year ended December 31, 2006.

Certain previously reported amounts have been reclassified to present Lyondell’s inorganic chemicals business operations as discontinued operations and otherwise to conform to current period presentation. Unless otherwise indicated, information presented in the notes to the financial statements relates only to Lyondell’s continuing operations. Information related to Lyondell’s discontinued operations is presented in Note 3.

2. Accounting and Reporting Changes

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115, which permits election of fair value to measure many financial instruments and certain other items. SFAS No. 159 is effective for Lyondell beginning in 2008. Lyondell is currently evaluating whether it will elect the fair value option for any of its eligible financial instruments and other items.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The new standard defines fair value, establishes a framework for its measurement and expands disclosures about such measurements. For Lyondell, the standard will be effective beginning in 2008. Lyondell does not expect the application of SFAS No. 157 to have a material effect on its consolidated financial statements.

Lyondell adopted the provisions of FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of FIN No. 48, Lyondell recognized a $47 million increase in the liability related to uncertain income tax positions, which was accounted for as a $41 million increase in goodwill related to the acquisition of Millennium Chemicals, Inc. (together with its consolidated subsidiaries “Millennium”), a $4 million increase in deferred tax assets and a $2 million increase of the January 1, 2007 balance of retained deficit (see Note 13).

3. Discontinued Operations

On February 23, 2007, Lyondell signed an agreement for a pending sale of Lyondell’s worldwide inorganic chemicals business for cash of $1.05 billion plus the assumption of specified liabilities. The amount will be adjusted based on the values of net working capital, cash and specified indebtedness as of the closing date. Closing is anticipated to occur in the second quarter of 2007.

The operations of the inorganic chemicals business have been classified as discontinued operations in the consolidated statements of income and cash flows and the assets and associated liabilities have been classified as held for sale in the consolidated balance sheets.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Discontinued Operations – (Continued)

Amounts included in income from discontinued operations are summarized as follows:

	Three Months Ended March 31,
Millions of dollars	2007	2006
Sales and other operating revenues	$333	$340

Income from discontinued operations	$19	$14
Provision for income taxes	6	10

Income from discontinued operations, net of tax	$13	$4

The assets and liabilities of the inorganic chemicals business classified as held for sale are summarized as follows:

Millions of dollars	March 31, 2007	December 31, 2006
Cash	$48	$45
Inventories	396	381
Other current assets	272	261

Total current assets	716	687

Property, plant and equipment, net	623	604
Goodwill, net	316	316
Other noncurrent assets, net	158	149

Total long-term assets	1,097	1,069

Total assets	$1,813	$1,756

Current maturities of long-term debt	$3	$4
Other current liabilities	313	337

Total current liabilities	316	341

Long-term debt	111	82
Other noncurrent liabilities	275	269
Minority interest	42	40

Total long-term liabilities	428	391

Total liabilities	$744	$732

Additionally, stockholders’ equity includes accumulated other comprehensive income of discontinued operations at March 31, 2007 and December 31, 2006 of $64 million and $55 million, respectively.

4. Equity Interest and Acquisition of Houston Refining LP

On August 16, 2006, Lyondell purchased CITGO Petroleum Corporation’s (“CITGO”) 41.25% ownership interest in Houston Refining. As a result of the acquisition, Houston Refining became a wholly owned, consolidated subsidiary of Lyondell.

Houston Refining owns and operates a full conversion refinery located in Houston, Texas, which has the ability to process approximately 268,000 barrels per day of lower cost, heavy, high sulfur crude oil.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Equity Interest and Acquisition of Houston Refining LP—(Continued)

During the three months ended March 31, 2007, Lyondell reimbursed CITGO, as provided for in the transaction agreement, for $94 million of taxes, which Lyondell previously estimated at $97 million, resulting in a $3 million reduction to the purchase price allocated to property, plant and equipment.

Prior to the acquisition, Lyondell held a 58.75% equity-basis investment in Houston Refining and, because the partners jointly controlled certain key management decisions, including approval of the strategic plan, capital expenditures and annual budget, issuance of debt and the appointment of executive management of the partnership, Lyondell accounted for its investment in Houston Refining using the equity method.

Summarized financial information for Houston Refining follows for the relevant period prior to August 16, 2006:

Millions of dollars	For the three months ended March 31, 2006
STATEMENT OF INCOME
Sales and other operating revenues	$2,094
Cost of sales	1,915
Selling, general and administrative expenses	17

Operating income	162
Interest expense, net	(11)

Net income	$151

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Equity Interest and Acquisition of Houston Refining LP – (Continued)

As a partnership, Houston Refining is not subject to federal income taxes. Houston Refining’s selling, general and administrative expenses for the three months ended March 31, 2006 included an $8 million charge representing reimbursement to Lyondell of legal fees and expenses paid by Lyondell on behalf of Houston Refining in connection with the settlement discussed below.

Lyondell’s income from its investment in Houston Refining prior to August 16, 2006 consisted of Lyondell’s share of Houston Refining’s net income and accretion of Lyondell’s investment in Houston Refining up to its underlying equity in Houston Refining’s net assets.

For the three months ended March 31, 2006, Lyondell’s income included $74 million in “Other income, net” representing the net payments received by Lyondell, including reimbursement of legal fees and expenses from Houston Refining referred to above, in settlement of all disputes among Lyondell, CITGO and Petróleos de Venezuela, S.A. (“PDVSA”) and their respective affiliates.

5. Charges Related to Toluene Diisocyanate Plant

Lyondell ceased production of toluene diisocyanate (“TDI”) at the Lake Charles, Louisiana TDI plant in the third quarter of 2005.

The following table summarizes estimates of charges that Lyondell expects to incur subsequent to September 30, 2005 related to the Lake Charles TDI facility including actual costs incurred through March 31, 2007.

Millions of dollars	Facility Costs	Employee Termination Benefits	Other Costs	Total
Estimates of charges to be recognized subsequent to September 30, 2005	$22	$14	$8	$44

Amounts settled during the years ended December 31:
2005	(6)	—	(3)	(9)
2006	(4)	(13)	(1)	(18)
Amounts settled during the three months ended March 31, 2007	—	(1)	—	(1)
Accrued liabilities as of March 31, 2007	—	—	—	—

Estimate of remaining charges as of March 31, 2007	$12	$—	$4	$16

Facility costs include plant decommissioning and demolition activities; other costs include the costs of terminating contracts.

In addition, there are multiple commercial arrangements associated with the Lake Charles TDI facility for which the costs and timing of resolution are uncertain. Results of operations for the first quarter 2007 reflect a charge of $62 million, before tax, associated with these commercial arrangements. Any additional costs that may be incurred are not expected to be material to Lyondell’s results of operations.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Changes in Lyondell’s investment in the U.S. and European PO joint ventures for the three-month periods ended March 31, 2006 and 2007 are summarized as follows:

Millions of dollars	U.S. PO Joint Venture	European PO Joint Venture	Total PO Joint Ventures
Investment in PO joint ventures – January 1, 2006	$518	$258	$776
Cash contributions	12	2	14
Depreciation and amortization	(8)	(3)	(11)
Effect of exchange rate changes	—	7	7

Investment in PO joint ventures – March 31, 2006	$522	$264	$786

Investment in PO joint ventures – January 1, 2007	$504	$274	$778
Cash contributions	9	3	12
Depreciation and amortization	(9)	(3)	(12)
Effect of exchange rate changes	—	3	3

Investment in PO joint ventures – March 31, 2007	$504	$277	$781

7. Accounts Receivable

Lyondell has two accounts receivable sales facilities totaling $750 million, which mature in November 2010, maintained by its wholly owned subsidiary, Equistar Chemicals, LP (together with its consolidated subsidiaries, “Equistar”), and by Lyondell Chemical Company. Pursuant to these facilities, Lyondell sells, through two wholly owned, bankruptcy-remote subsidiaries, on an ongoing basis and without recourse, interests in pools of domestic accounts receivable to financial institutions participating in the facilities. Lyondell is responsible for servicing the receivables. The aggregate amounts of outstanding receivables sold under the facilities were $125 million and $100 million as of March 31, 2007 and December 31, 2006.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Inventories

Inventories consisted of the following components:

Millions of dollars	March 31, 2007	December 31, 2006
Finished goods	$1,141	$1,093
Work-in-process	180	156
Raw materials	511	445
Materials and supplies	187	183

Total inventories	$2,019	$1,877

9. Property, Plant and Equipment and Goodwill

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows:

Millions of dollars	March 31, 2007	December 31, 2006
Land	$105	$104
Manufacturing facilities and equipment	12,239	12,124
Construction in progress	388	362

Total property, plant and equipment	12,732	12,590
Less accumulated depreciation	(4,201)	(4,048)

Property, plant and equipment, net	$8,531	$8,542

Depreciation and amortization expense is summarized as follows:

	For the three months ended March 31,
Millions of dollars	2007	2006
Property, plant and equipment	$165	$115
Investment in PO joint ventures	12	11
Turnaround costs	18	14
Patents and license costs	1	2
Software costs	7	7
Other	10	7

Total depreciation and amortization	$213	$156

Lyondell’s goodwill increased from $1,332 million at December 31, 2006 to $1,373 million at March 31, 2007 as a result of the adoption of FIN No. 48 (see Note 2).

10. Accounts Payable

Accounts payable at both March 31, 2007 and December 31, 2006 included liabilities in the amounts of $19 million for checks issued in excess of associated bank balances but not yet presented for collection.

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

Long-term debt consisted of the following:

Millions of dollars	March 31, 2007	December 31, 2006
Bank credit facilities:
LCC senior secured credit facility:
Term loan due 2013	$1,767	$1,771
$1,055 million revolving credit facility	145	—
Equistar $400 million inventory-based revolving credit facility	—	—

LCC notes and debentures:
Senior Secured Notes due 2012, 11.125% ($1 million of discount)	277	277
Senior Secured Notes due 2013, 10.5%	325	325
Debentures due 2010, 10.25%	100	100
Debentures due 2020, 9.8% ($1 million of discount)	224	224
Senior Unsecured Notes due 2014, 8%	875	875
Senior Unsecured Notes due 2016, 8.25%	900	900
Senior Subordinated Notes due 2009, 10.875%	500	500

Equistar notes and debentures:
Senior Notes due 2008, 10.125% ($13 million of premium)	713	716
Senior Notes due 2011, 10.625% ($26 million of premium)	726	727
Debentures due 2026, 7.55% ($14 million of discount)	136	135
Notes due 2009, 8.75% ($1 million of discount)	599	599

Millennium notes and debentures:
Senior Notes due 2008, 9.25% ($17 million of premium)	389	393
Senior Debentures due 2026, 7.625% ($3 million of premium)	244	249
Convertible Senior Debentures due 2023, 4% ($12 million of premium)	162	163
Other debt	1	—

Total	8,083	7,954
Less current maturities	(163)	(18)

Long-term debt	$7,920	$7,936

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Long-Term Debt – (Continued)

During the three months ended March 31, 2007, LCC obtained an amendment to its senior secured credit facility reducing the then-current interest rate from LIBOR plus 1.75% to LIBOR plus 1.50% and removing the financial ratio maintenance covenants from the term loan. In addition, LCC repaid $4 million principal amount of its term loan due 2013 and Millennium repaid $4 million principal amount of its 7.625% Senior Debentures due 2026.

On May 1, 2007, LCC obtained consents to a proposed amendment of a restrictive provision of the indenture related to its 10.5% Senior Secured Notes due 2013, which required LCC to refinance subordinated debt with new subordinated debt. The amendment permits the refinancing of subordinated debt with senior debt.

On May 2, 2007, Lyondell repaid $270 million principal amount of LCC’s 11.125% Senior Secured Notes due 2012 pursuant to a cash tender offer that expires May 15, 2007. In conjunction with the tender offer, on May 1, 2007, Lyondell obtained consents from holders of the 11.125% Senior Secured Notes to effect certain proposed amendments to the indenture governing the 11.125% Senior Secured Notes, including the elimination of substantially all the restrictive covenants, certain events of default and certain other provisions. Lyondell funded the tender offer with cash on hand and borrowings under its revolving credit facility.

As of March 31, 2007, based on a quarterly test related to the price of Lyondell common stock, Millennium’s 4% Convertible Senior Debentures were convertible into Lyondell common stock at a conversion rate of 74.758 Lyondell shares per one thousand dollar principal amount of the Debentures. The principal amount of Debentures that had been converted into shares of Lyondell common stock as of March 31, 2007 was not significant.

Current maturities of long-term debt at March 31, 2007 included $145 million of LCC’s $1,055 million revolving credit facility and $18 million of LCC’s term loan due 2013. At December 31, 2006, current maturities of long-term debt included $18 million of LCC’s term loan due 2013.

Amortization of debt premiums, including adjustments to fair values included in accounting for the acquisition of Millennium, and debt issuance costs resulted in a net credit of $4 million and $6 million for the three-month periods ended March 31, 2007 and 2006, respectively, that were included in interest expense in the Consolidated Statements of Income.

12. Pension and Other Postretirement Benefits

Net periodic pension benefits included the following cost components for the three months ended March 31:

	2007		2006
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$13	$2	$11	$3
Interest cost	23	3	20	3
Recognized return on plan assets	(25)	(3)	(19)	(3)
Amortization	4	—	6	1

Net periodic pension benefit cost	$15	$2	$18	$4

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Pension and Other Postretirement Benefits – (Continued)

Net periodic other postretirement benefits, which are provided to U.S. employees, included the following cost components for the three months ended March 31:

Millions of dollars	2007	2006
Service cost	$1	$1
Interest cost	4	3
Amortization	(2)	(1)

Net periodic benefit cost	$3	$3

13. Uncertain Income Tax Positions

Certain income tax returns of Lyondell and various of its subsidiaries are under examination by the Internal Revenue Service (“IRS”) and various non-U.S. and state tax authorities. In many cases, these audits may result in proposed assessments by the tax authorities. Lyondell believes that its tax positions comply with applicable tax law and intends to defend its positions through appropriate administrative and judicial processes.

Tax benefits totaling $179 million relating to uncertain tax positions taken in prior years are unrecognized as of January 1, 2007 (see Note 2). No event occurred during the quarter ended March 31, 2007 that materially changed the amount of unrecognized benefits.

A substantial portion of these uncertainties relate to passive foreign income for the years 1997 to 2001 and related capital loss benefits that were subsequently recognized. IRS audit examination of the matter has been completed, and it is now in the administrative appeals process. It is reasonably possible that the matter may be settled in 2007 and result in a significant reduction of the amount of unrecognized tax benefits. With the exception of the preceding issue, Lyondell is no longer subject to any significant income tax examinations by tax authorities for years prior to 2002.

Lyondell recognizes interest accrued related to uncertain income tax positions in interest expense. Lyondell’s accrued liability for interest as of January 1, 2007 was $86 million. The noncurrent portion of liabilities for uncertain income tax positions and related interest are classified as “Other liabilities” in the consolidated balance sheets.

14. Commitments and Contingencies

Asset Retirement Obligation—Lyondell believes that there are asset retirement obligations associated with some of its facilities, but that the present value of those obligations normally is not material in the context of an indefinite expected life of the facilities. Lyondell continually reviews the optimal future alternatives for its facilities. In many cases, the amount and timing of costs, if any, that may be incurred as a result of such reviews are not known and no decisions have been reached, but if a decision were reached, in accordance with local laws and customs, to retire one or more facilities in the foreseeable future, the asset retirement costs could range from $0 to $30 million, depending upon the scope of the required work and other factors. At March 31, 2007, the balance of the liability that had been recognized for all asset retirement obligations was $12 million. In addition, any decision to retire a facility would result in other costs, including employment related costs.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Commitments and Contingencies – (Continued)

Environmental Remediation—Lyondell’s accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $174 million and $176 million as of March 31, 2007 and December 31, 2006, respectively. The remediation expenditures are expected to occur over a number of years, and not to be concentrated in any single year. In the opinion of management, there is no material estimable range of reasonably possible loss in excess of the liabilities recorded for environmental remediation. However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in investigations by regulatory agencies, could require Lyondell to reassess its potential exposure related to environmental matters.

The following table summarizes the activity in Lyondell’s accrued environmental liability for the three months ended March 31:

Millions of dollars	2007	2006
Balance at January 1	$176	$171
Additional provisions	1	4
Amounts paid	(3)	(3)

Balance at March 31	$174	$172

The liabilities for individual sites range from less than $1 million to $105 million. The $105 million liability relates to the Kalamazoo River Superfund Site.

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

As of March 31, 2007, the probable future remediation spending associated with the river cannot be determined with certainty. Although the KRSG study identified a broad range of remedial options, not all of those options would represent reasonably possible outcomes. Management does not believe that it can identify a single remedy among those options that would represent the highest-cost reasonably possible outcome. However, in 2004, Lyondell recognized a liability representing Millennium’s interim allocation of 55% of the $73 million total of estimated cost of riverbank stabilization, recommended as the preferred remedy in 2000 by the KRSG study, and of certain other costs. At March 31, 2007, the balance of this liability was $57 million.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Commitments and Contingencies – (Continued)

In addition, in 2004, Lyondell recognized a liability primarily related to Millennium’s estimated share of remediation costs for two former paper mill sites and associated landfills, which are also part of the Kalamazoo River Superfund Site. At March 31, 2007, the balance of the liability was $48 million. Although no final agreement has been reached as to the ultimate remedy for these locations, Millennium has begun remediation activity related to these sites.

Millennium’s ultimate liability for the Kalamazoo River Superfund Site will depend on many factors that have not yet been determined, including the ultimate remedy selected, the determination of natural resource damages, the number and financial viability of the other PRPs, and the determination of the final allocation among the PRPs.

The balance at March 31, 2007 of Millennium remediation liabilities related to Millennium sites other than the Kalamazoo River Superfund Site was $40 million.

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

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Commitments and Contingencies – (Continued)

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

One legal proceeding relating to lead pigment or paint was tried in 2002. On October 29, 2002, the judge in that case declared a mistrial after the jury declared itself deadlocked. The sole issue before the jury was whether lead pigment in paint in and on Rhode Island buildings constituted a “public nuisance.” The re-trial of this case began on November 1, 2005. On February 22, 2006, a jury returned a verdict in favor of the State of Rhode Island finding that the cumulative presence of lead pigments in paints and coatings on buildings in the state constitutes a public nuisance; that a Millennium subsidiary, Millennium Holdings LLC, and other defendants either caused or substantially contributed to the creation of the public nuisance; and that those defendants, including the Millennium subsidiary, should be ordered to abate the public nuisance. On February 28, 2006, the judge held that the state could not proceed with its claim for punitive damages. On February 26, 2007, the court issued its decision denying the post-verdict motions of the defendants, including Millennium, for a mistrial or a new trial. The court concluded that it would enter an order of abatement and appoint a special master to assist the court in determining the scope of the abatement remedy. On March 16, 2007, the court entered a final judgment on the jury’s verdict. On March 20, 2007, Millennium filed its notice of appeal with the Rhode Island Supreme Court.

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

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Commitments and Contingencies – (Continued)

Indemnification—Lyondell and its joint ventures are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation of joint ventures. For example, Lyondell entered into indemnification arrangements in connection with the transfer of assets and liabilities from Atlantic Richfield Company to Lyondell prior to Lyondell’s initial public offering and in connection with Lyondell’s acquisition of the outstanding shares of ARCO Chemical Company; Equistar and its owner companies (including Lyondell and Millennium) entered into indemnification arrangements in connection with the formation of Equistar; and Millennium entered into indemnification arrangements in connection with its demerger from Hanson plc. Pursuant to these arrangements, Lyondell and its joint ventures provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions. These indemnification arrangements typically include provisions pertaining to third party claims relating to environmental and tax matters and various types of litigation. As of March 31, 2007, Lyondell has not accrued any significant amounts for such indemnification obligations, and is not aware of other circumstances that would be likely to lead to significant future indemnification claims against Lyondell. Lyondell cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.

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

15. Stockholders’ Equity

In January 2007, Occidental Chemical Holding Corporation, a subsidiary of Occidental (“OCHC”), notified Lyondell that it was exercising the warrant held by OCHC for the purchase of 5 million shares of Lyondell common stock for $25 per share. The terms of the warrant provided that Lyondell could elect to net settle the exercise by delivering that number of shares of Lyondell common stock having a market value equal to the difference between the exercise price and the market price. In February 2007, pursuant to the terms of the warrant, OCHC received a net payment of 682,210 shares of Lyondell common stock, having a value of $20 million. OCHC owns an 8.5% equity interest in Lyondell.

The tax benefits of stock options exercised during the three months ended March 31, 2007 and 2006 were $15 million and less than $1 million, respectively.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Per Share Data

Basic earnings per share for the periods presented is computed based upon the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share also include the effect of outstanding stock options and warrants and restricted stock. Additionally, diluted earnings per share for the three months ended March 31, 2007 and 2006 include the effect of the assumed conversion of Millennium’s 4% Convertible Senior Debentures into Lyondell common stock.

Earnings per share data and dividends declared per share of common stock were as follows:

	For the three months ended March 31,
In millions	2007	2006
Income from continuing operations	$6	$286
After-tax interest expense on 4% Convertible Senior Debentures	1	1

Income from continuing operations, assuming conversion of 4% Convertible Senior Debentures	7	287
Income from discontinued operations, net of tax	13	4

Net income, assuming conversion of 4% Convertible Senior Debentures	$20	$291

In millions of shares
Basic weighted average shares	251.1	246.9
Effect of dilutive securities:
4% Convertible Senior Debentures	11.2	10.8
Stock options, warrants and restricted stock	1.4	1.6

Dilutive potential shares	263.7	259.3

Earnings per share:
Basic:
Continuing operations	$0.03	$1.16
Discontinued operations	0.05	0.02

	$0.08	$1.18

Diluted:
Continuing operations	$0.02	$1.10
Discontinued operations	0.05	0.02

	$0.07	$1.12

Antidilutive stock options and warrants in millions	0.8	6.2

Dividends declared per share of common stock	$0.225	$0.225

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Comprehensive Income

The components of comprehensive income were as follows:

	For the three months ended March 31,
Millions of dollars	2007	2006
Net income	$19	$290
Other comprehensive income:
Continuing operations – foreign currency translation, net of tax of $ 3 million and $ 4 million, respectively	17	32
Discontinued operations – foreign currency translation	9	18

Total other comprehensive income	26	50

Comprehensive income	$45	$340

18. Segment and Related Information

Lyondell operates in three reportable segments:

•

Ethylene, co-products and derivatives (“EC&D”), primarily manufacturing and marketing of ethylene; its co-products, including propylene, butadiene and aromatics; and derivatives, including ethylene oxide, ethylene glycol, polyethylene and vinyl acetate monomer;

•

Propylene oxide and related products (“PO&RP”), including manufacturing and marketing of PO; co-products SM and TBA with its derivatives, MTBE, ETBE and isobutylene; PO derivatives, including propylene glycol, propylene glycol ethers and butanediol; and TDI; and

•	Refining.

Through August 15, 2006, the refining segment consisted of Lyondell’s equity investment in Houston Refining (see Note 4). The operations of Houston Refining are consolidated prospectively from August 16, 2006, and include the effects of Lyondell’s acquisition from that date.

On February 23, 2007, Lyondell signed an agreement for a pending sale of Lyondell’s worldwide inorganic chemicals business (see Note 3) and substantially all of the inorganic chemicals segment was reclassified as a discontinued operation.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Segment and Related Information – (Continued)

Summarized financial information concerning reportable segments is shown in the following table for the three months ended:

Millions of dollars	EC&D	PO&RP	Refining	Other	Total
March 31, 2007
Sales and other operating revenues:
Customer	$2,381	$1,685	$1,692	$31	$5,789
Intersegment	610	73	192	(875)	—

	2,991	1,758	1,884	(844)	5,789
Operating income (loss)	77	27	78	(3)	179
Income from equity investments	—	2	—	—	2

March 31, 2006
Sales and other operating revenues:
Customer	$2,806	$1,583	$—	$29	$4,418
Intersegment	346	61	—	(407)	—

	3,152	1,644	—	(378)	4,418
Operating income (loss)	299	117	—	(4)	412
Income (loss) from equity investments	—	(1)	91	—	90

Sales and other operating revenues and operating income in the “Other” column above include elimination of intersegment transactions and businesses that are not reportable segments.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. Supplemental Guarantor Information

Certain Lyondell entities are guarantors, jointly and severally, of the following LCC debt (see Note 11):

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

As a result of Lyondell’s purchase of its partner’s 41.25% equity interest in Houston Refining and Lyondell’s resulting 100% ownership of Houston Refining, the operations of Houston Refining are consolidated prospectively from August 16, 2006. Prior to August 16, 2006, Lyondell accounted for its investment in Houston Refining using the equity method (see Note 4 for additional information).

The following condensed consolidating financial information present supplemental information as of March 31, 2007 and December 31, 2006 and for the three-month periods ended March 31, 2007 and 2006. In this note, LCC refers to the parent company, Lyondell Chemical Company.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

BALANCE SHEET

As of March, 31, 2007

Millions of dollars	LCC	Guarantors	Equistar	Non- Guarantors	Eliminations	Consolidated
Inventories	$313	$422	$755	$533	$(4)	$2,019
Accounts receivable – affiliates	3,325	1,636	246	491	(5,698)	—
Other current assets	263	281	1,048	883	—	2,475
Current assets held for sale	—	—	—	716	—	716
Property, plant and equipment, net	568	2,843	2,821	2,299	—	8,531
Investments and long-term receivables	5,546	3,688	63	1,276	(9,673)	900
Long-term receivables – affiliates	2,852	2,011	—	357	(5,220)	—
Goodwill, net	699	142	—	532	—	1,373
Other assets, net	263	161	281	180	—	885
Long-term assets held for sale	—	—	—	1,097	—	1,097

Total assets	$13,829	$11,184	$5,214	$8,364	$(20,595)	$17,996

Current maturities of long-term debt	$163	$—	$—	$—	$—	$163
Accounts payable – affiliates	2,191	2,451	135	920	(5,697)	—
Other current liabilities	520	683	1,024	814	—	3,041
Current liabilities associated with assets held for sale	—	—	—	316	—	316
Long-term debt	4,949	—	2,159	812	—	7,920
Long-term payables – affiliates	1,565	2,896	—	759	(5,220)	—
Other liabilities	483	90	380	366	—	1,319
Deferred income taxes	712	—	—	738	—	1,450
Long-term liabilities associated with assets held for sale	—	—	—	428	—	428
Minority interests	—	—	1	112	—	113
Stockholders’ equity	3,246	5,064	1,515	3,099	(9,678)	3,246

Total liabilities and stockholders’ equity	$13,829	$11,184	$5,214	$8,364	$(20,595)	$17,996

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

BALANCE SHEET

As of December 31, 2006

Millions of dollars	LCC	Guarantors	Equistar	Non- Guarantors	Eliminations	Consolidated
Inventories	$246	$343	$809	$486	$(7)	$1,877
Accounts receivable – affiliates	3,223	1,644	221	510	(5,598)	—
Other current assets	308	337	1,128	809	—	2,582
Current assets held for sale	—	—	—	687	—	687
Property, plant and equipment, net	573	2,805	2,846	2,318	—	8,542
Investments and long-term receivables	5,685	3,686	59	1,299	(9,836)	893
Long-term receivables – affiliates	2,816	2,054	—	267	(5,137)	—
Goodwill, net	699	142	—	491	—	1,332
Other assets, net	268	118	296	182	—	864
Long-term assets held for sale	—	—	—	1,069	—	1,069

Total assets	$13,818	$11,129	$5,359	$8,118	$(20,578)	$17,846

Current maturities of long-term debt	$18	$—	$—	$—	$—	$18
Accounts payable – affiliates	2,192	2,402	174	830	(5,598)	—
Other current liabilities	663	587	1,043	555	—	2,848
Current liabilities associated with assets held for sale	—	—	—	341	—	341
Long-term debt	4,954	—	2,160	822	—	7,936
Long-term payables – affiliates	1,557	2,839	—	741	(5,137)	—
Other liabilities	456	118	377	502	—	1,453
Deferred income taxes	790	—	—	747	—	1,537
Long-term liabilities associated with assets held for sale	—	—	—	391	—	391
Minority interests	—	—	1	133	—	134
Stockholders’ equity	3,188	5,183	1,604	3,056	(9,843)	3,188

Total liabilities and stockholders’ equity	$13,818	$11,129	$5,359	$8,118	$(20,578)	$17,846

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF INCOME

For the Three Months Ended March 31, 2007

Millions of dollars	LCC	Guarantors	Equistar	Non- Guarantors	Eliminations	Consolidated
Sales and other operating revenues	$920	$1,884	$2,869	$1,218	$(1,102)	$5,789
Cost of sales	942	1,801	2,738	1,063	(1,102)	5,442
Selling, general and administrative expenses	54	5	59	32	—	150
Research and development expenses	8	—	9	1	—	18

Operating income (loss)	(84)	78	63	122	—	179
Interest income (expense), net	(112)	1	(53)	(10)	—	(174)
Other income (expense), net	(1)	(1)	—	4	—	2
Income from equity investments	108	100	1	4	(211)	2
Intercompany income (expense)	11	37	—	(48)	—	—
(Provision for) benefit from income taxes	97	(75)	—	(25)	—	(3)
Income from discontinued operations, net of tax	—	—	—	13	—	13

Net income	$19	$140	$11	$60	$(211)	$19

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF INCOME

For the Three Months Ended March 31, 2006

Millions of dollars	LCC	Guarantors	Equistar	Non-Guarantors	Eliminations	Consolidated
Sales and other operating revenues	$980	$—	$3,036	$926	$(524)	$4,418
Cost of sales	891	2	2,670	839	(521)	3,881
Selling, general and administrative expenses	32	—	48	27	—	107
Research and development expenses	10	—	8	—	—	18

Operating income (loss)	47	(2)	310	60	(3)	412
Interest income (expense), net	(70)	3	(53)	(5)	—	(125)
Other income (expense), net	(3)	74	(1)	7	—	77
Income from equity investments	292	353	—	74	(629)	90
Intercompany income (expense)	(29)	63	—	(34)	—	—
(Provision for) benefit from income taxes	53	(187)	—	(34)	—	(168)
Income from discontinued operations, net of tax	—	—	—	4	—	4

Net income	$290	$304	$256	$72	$(632)	$290

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2007

Millions of dollars	LCC	Guarantors	Equistar	Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities – continuing operations	$(352)	$62	$23	$82	$89	$(96)
Net cash used in operating activities – discontinued operations	—	—	—	(13)	—	(13)

Net cash provided by (used in) operating activities	(352)	62	23	69	89	(109)

Expenditures for property, plant and equipment	(5)	(90)	(38)	(8)	—	(141)
Acquisition of Houston Refining LP and related payments	(94)	—	—	—	—	(94)
Distributions from affiliates in excess of earnings	257	257	—	27	(541)	—
Contributions and advances to affiliates	(12)	—	—	—	—	(12)
Loans to affiliates	—	56	—	(65)	9	—

Net cash provided by (used in) investing activities – continuing operations	146	223	(38)	(46)	(532)	(247)
Net cash used in investing activities – discontinued operations	—	—	—	(8)	—	(8)

Net cash provided by (used in) investing activities	146	223	(38)	(54)	(532)	(255)

Net borrowings on revolving credit facility	145	—	—	—	—	145
Repayment of long-term debt	(4)	—	—	(4)	—	(8)
Proceeds from notes payable to affiliates	9	—	—	—	(9)	—
Dividends paid	(57)	(87)	—	—	87	(57)
Proceeds from and tax benefits of stock option exercises	63	—	—	—	—	63
Distributions to owners	—	(265)	(100)	—	365	—
Other, net	(2)	—	9	1	—	8

Net cash provided by (used in) financing activities – continuing operations	154	(352)	(91)	(3)	443	151
Net cash provided by financing activities – discontinued operations	—	—	—	24	—	24

Net cash provided by (used in) financing activities	154	(352)	(91)	21	443	175

Effect of exchange rate changes on cash	—	—	—	2	—	2

Increase (decrease) in cash and cash equivalents	(52)	(67)	(106)	38	—	(187)
Cash and cash equivalents at beginning of period	92	80	133	141	—	446

Cash and cash equivalents at end of period	40	13	27	179	—	259
Less: Cash and cash equivalents at end of period – discontinued operations	—	—	—	48	—	48

Cash and cash equivalents at end of period – continuing operations	$40	$13	$27	$131	$—	$211

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2006

Millions of dollars	LCC	Guarantors	Equistar	Non- Guarantors	Eliminations	Consolidated
Net cash provided by operating activities – continuing operations	$110	$254	$189	$159	$(449)	$263
Net cash provided by operating activities – discontinued operations	—	—	—	—	—	—

Net cash provided by operating activities	110	254	189	159	(449)	263

Expenditures for property, plant and equipment	(5)	—	(22)	(11)	—	(38)
Distributions from affiliates in excess of earnings	1	—	—	—	(1)	—
Contributions and advances to affiliates	(37)	—	—	(2)	2	(37)
Loans to affiliates	—	(5)	—	(72)	77	—

Net cash used in investing activities – continuing operations	(41)	(5)	(22)	(85)	78	(75)
Net cash used in investing activities – discontinued operations	—	—	—	(10)	—	(10)

Net cash used in investing activities	(41)	(5)	(22)	(95)	78	(85)

Repayment of long-term debt	(52)	—	(150)	(241)	—	(443)
Proceeds from notes payable to affiliates	77	—	—	—	(77)	—
Dividends paid	(56)	(38)	—	—	38	(56)
Proceeds from and tax benefits of stock option exercises	2	—	—	—	—	2
Distributions to owners	—	(211)	(200)	(1)	412	—
Contributions from owners	—	—	—	2	(2)	—
Other, net	(1)	—	1	1	—	1

Net cash used in financing activities – continuing operations	(30)	(249)	(349)	(239)	371	(496)
Net cash used in financing activities – discontinued operations	—	—	—	(2)	—	(2)

Net cash used in financing activities	(30)	(249)	(349)	(241)	371	(498)

Effect of exchange rate changes on cash	—	—	—	2	—	2

Increase (decrease) in cash and cash equivalents	39	—	(182)	(175)	—	(318)
Cash and cash equivalents at beginning of period	63	—	215	315	—	593

Cash and cash equivalents at end of period	102	—	33	140	—	275
Less: Cash and cash equivalents at end of period – discontinued operations	—	—	—	38	—	38

Cash and cash equivalents at end of period – continuing operations	$102	$—	$33	$102	$—	$237

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

In addition to comparisons of current operating results with the same period in the prior year, Lyondell has included, as additional disclosure, certain “trailing quarter” comparisons of first quarter 2007 operating results to fourth quarter 2006 operating results. Lyondell’s businesses are highly cyclical, in addition to experiencing some less significant seasonal effects. Trailing quarter comparisons may offer important insight into current business directions.

References to industry benchmark prices or costs, including the weighted average cost of ethylene production, are generally to industry prices and costs reported by Chemical Marketing Associates, Incorporated (“CMAI”), except that crude oil and natural gas benchmark price references are to industry prices reported by Platts, a reporting service of The McGraw-Hill Companies.

OVERVIEW

General—Lyondell is a leading global manufacturer of chemicals and plastics, a refiner of heavy, high sulfur crude oil and a significant producer of fuel products. Lyondell’s continuing operations primarily comprise the ethylene, co-products and derivatives (“EC&D”) segment, the propylene oxide and related products (“PO&RP”) segment and the refining segment.

On February 23, 2007, Lyondell signed an agreement for a pending sale of Lyondell’s worldwide inorganic chemicals business for cash of $1.05 billion plus the assumption of specified liabilities. Closing is anticipated in the second quarter 2007 (see Note 3 to the Consolidated Financial Statements). As a result, substantially all of the inorganic chemicals business segment is being reported as a discontinued operation, including comparative periods presented. Unless otherwise indicated, the following discussion of Lyondell’s operating results relates only to Lyondell’s continuing operations.

The refining segment consists of the operations of Houston Refining LP (“Houston Refining”), which is consolidated prospectively from August 16, 2006. Prior to Lyondell’s August 16, 2006 purchase of the 41.25% interest in Houston Refining held by its joint venture partner, CITGO Petroleum Corporation (“CITGO”), Lyondell accounted for its investment in Houston Refining using the equity method.

During the first quarter 2007 compared to the first quarter 2006, crude oil and natural gas prices averaged lower, resulting in lower average raw material and energy costs. However, ethylene product margins were lower as the benefit of lower costs was not sufficient to offset lower ethylene and polyethylene product prices for most of the first quarter 2007. Propylene oxide (“PO”) products generally continued to experience favorable supply and demand conditions, and refiners continued to experience tight supply and demand conditions.

Lyondell’s first quarter 2007 results, compared to the first quarter 2006, primarily reflected the negative effects of lower product margins in the EC&D segment, a planned maintenance turnaround at the refinery and a $62 million charge related to commercial arrangements associated with the 2005 shutdown of the Lake Charles toluene diisocyanate (“TDI”) facility. Lower PO&RP segment operating results primarily reflected the effects of lower styrene margins and lower profitability for fuel products. Lyondell’s first quarter 2006 results included a $70 million net benefit from a settlement of all disputes among Lyondell, CITGO and Petróleos de Venezuela, S.A. (“PDVSA”) and their respective affiliates.

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

The following table shows the average U.S. benchmark prices for crude oil and natural gas for the applicable three-month periods, as well as benchmark U.S. sales prices for ethylene and propylene, which Lyondell produces and sells. Propylene is also a key raw material for Lyondell’s PO&RP business segment. The benchmark weighted average cost of ethylene production, which is reduced by co-product revenues, is based on CMAI’s estimated ratio of heavy liquid raw materials and NGLs used in U.S. ethylene production and is subject to revision. See the discussion of the EC&D segment’s operating results below for additional details.

	Average Benchmark Price and Percent Change Versus Prior Year Period Average
	For the three months ended March 31,		Change
	2007	2006
Crude oil – dollars per barrel	58.00	63.30	(8)%
Natural gas – dollars per million BTUs	6.57	7.52	(13)%
Weighted average cost of ethylene production – cents per pound	28.90	29.52	(2)%
Ethylene – cents per pound	40.00	50.33	(21)%
Propylene – cents per pound	43.13	43.50	(1)%

As indicated in the table above, average benchmark crude oil and natural gas prices decreased, resulting in lower raw material and energy costs in the first quarter 2007 compared to the first quarter 2006.

RESULTS OF OPERATIONS

Revenues—Lyondell’s revenues of $5,789 million in the first quarter 2007 were 31% higher compared to revenues of $4,418 million in the first quarter 2006. Lyondell’s revenues for the first quarter 2007 included $1,529 million of revenues of Houston Refining. The remaining $158 million decrease was primarily due to lower average product sales prices in Lyondell’s EC&D business segment, partially offset by higher average sales prices in the PO&RP business segment as well as the effect of higher sales volumes.

Cost of Sales—Lyondell’s cost of sales of $5,442 million in the first quarter 2007 was 40% higher compared to $3,881 million in the first quarter 2006. Lyondell’s first quarter 2007 cost of sales included $1,447 million of cost of sales of Houston Refining and a $62 million charge related to commercial arrangements associated with the 2005 shutdown of Lyondell’s Lake Charles TDI facility.

SG&A Expenses—Selling, general and administrative (“SG&A”) expenses were $150 million in the first quarter 2007 compared to $107 million in the first quarter 2006. Lyondell’s SG&A expenses in the first quarter 2007 included $5 million of Houston Refining’s SG&A expense. The remaining $38 million increase was primarily attributable to higher incentive compensation expense related to increases in Lyondell’s common stock price during the first quarter 2007.

Operating Income—Lyondell had operating income of $179 million in the first quarter 2007 and $412 million in the first quarter 2006. Lyondell’s operating income in the first quarter 2007 included Houston Refining’s operating income of $78 million and a $62 million charge related to commercial arrangements associated with the 2005 shutdown of the Lake Charles TDI facility. The remaining decrease was primarily attributable to lower product margins resulting in lower operating results for Lyondell’s EC&D and PO&RP segments. Operating results for each of Lyondell’s business segments are reviewed further in the “Segment Analysis” section below.

Interest Expense—Interest expense was $179 million in the first quarter 2007 and $137 million in the first quarter 2006. The increase in interest expense was attributable to a net $2.4 billion increase in debt since March 31, 2006 primarily as a result of the purchase of CITGO’s 41.25% interest in Houston Refining.

Other Income (Expense), Net—Lyondell had other income, net, of $2 million in the first quarter 2007 compared to $77 million in the first quarter 2006, which included net payments of $74 million received by Lyondell in the first quarter 2006 in settlement of all disputes among Lyondell, CITGO and PDVSA and their respective affiliates.

Income from Equity Investment in Houston Refining—Lyondell had income from its equity investment in Houston Refining of $91 million in the first quarter 2006. Houston Refining’s first quarter 2006 operating results included an $8 million charge, of which Lyondell’s 58.75% share is $5 million, representing reimbursement of legal fees and expenses that had been paid by Lyondell on behalf of Houston Refining. Houston Refining’s operating results are further reviewed in the discussion of the refining segment below.

Income Tax—The estimated annual effective income tax rate for 2007 was 35% compared to the 37% used for the first quarter 2006. The estimated annual effective income tax rate for 2007 reflects the effects of non-U.S. operations and state income taxes offset by benefits from qualified production activities under the American Jobs Creation Act of 2004 (the “Act”). In 2006, the estimated benefits under the Act were lower due to utilization of net operating loss carry forwards for part of the year.

Income from Continuing Operations—Lyondell’s income from continuing operations was $6 million in the first quarter 2007 compared to $286 million in the first quarter 2006. The following table summarizes the major components contributing to income from continuing operations. Houston Refining’s operating income is included in Lyondell’s operating income for the first quarter 2007 as a result of Lyondell’s August 16, 2006 purchase of CITGO’s 41.25% interest in Houston Refining. Income from equity investment in Houston Refining in the first quarter 2006 included Lyondell’s 58.75% share of Houston Refining’s net income.

	For the three months ended March 31,
Millions of dollars	2007	2006
Operating income (loss) of:
EC&D segment	$77	$299
PO&RP segment	27	117
Refining segment	78	—
Other	(3)	(4)

Operating income	179	412
Income from equity investment in Houston Refining	—	91
Settlement with CITGO and PDVSA, net	—	70
Interest expense, net	(174)	(125)
Other	4	6
Provision for income taxes	3	168

Income from continuing operations	$6	$286

The decrease in income from continuing operations in the first quarter 2007 compared to the first quarter 2006 was due to lower overall operating results in Lyondell’s business segments, including an after-tax charge of $40 million related to commercial arrangements associated with the 2005 shutdown of the Lake Charles TDI facility and higher interest expense. The first quarter 2006 included the net after-tax benefit of $45 million from the settlement with CITGO and PDVSA.

Income from Discontinued Operations, Net of Tax—Income from discontinued operations, net of tax, was $13 million in the first quarter 2007 compared to $4 million in the first quarter 2006. The increase was primarily due to the absence of depreciation and amortization expense as a result of the business being classified as held for sale in the first quarter 2007. The underlying operations of the inorganic chemicals business were lower in the first quarter 2007 compared to the first quarter 2006, primarily as a result of higher costs including costs related to the lingering effects of fourth quarter 2006 production problems and slightly lower TiO2 product sales prices. See Note 3 to the Consolidated Financial Statements for additional information related to the pending sale of the inorganic chemicals business.

First Quarter 2007 versus Fourth Quarter 2006

First quarter 2007 income from continuing operations of $6 million compares to $286 million in the fourth quarter 2006, which included an after-tax charge of $12 million related to prepayment of $554 million of debt. The remaining decrease in net income was primarily due to lower operating results for Lyondell’s EC&D and refining segments totaling $235 million, after tax, the $58 million unfavorable effect of a higher tax rate in the first quarter 2007 and a $40 million after-tax charge related to commercial arrangements associated with the 2005 shutdown of the Lake Charles TDI facility, all of which were partially offset by higher underlying operating results for Lyondell’s PO&RP segment of $29 million, after tax. The operating results of each segment are reviewed in the “Segment Analysis” section below.

Income from discontinued operations, net of tax, was $13 million in the first quarter of 2007 compared to a loss from discontinued operations, net of tax, of $607 million in the fourth quarter 2006, which included an after-tax charge of $549 million, primarily for impairment of goodwill. The remaining improvement in discontinued operations primarily reflected the absence of depreciation and amortization expense as a result of the business being classified as held for sale in the first quarter 2007 and higher plant utilization and lower plant costs as fourth quarter 2006 production problems were resolved during the first quarter 2007.

Segment Analysis

Lyondell’s continuing operations are primarily in three reportable segments: EC&D, PO&RP and refining. As a result of the February 23, 2007 agreement for a pending sale of Lyondell’s inorganic chemicals business, substantially all of the inorganic chemicals business segment is being reported as a discontinued operation, including comparative periods presented. Prior to August 16, 2006, Lyondell’s refining operations were conducted through its interest in Houston Refining. The following tables reflect selected financial information for Lyondell’s continuing operations.

	For the three months ended March 31,
Millions of dollars	2007	2006
Sales and other operating revenues:
EC&D segment	$2,991	$3,152
PO&RP segment	1,758	1,644
Refining segment	1,884	—
Other, including intersegment eliminations	(844)	(378)

Total	$5,789	$4,418

Operating income (loss):
EC&D segment	$77	$299
PO&RP segment	27	117
Refining segment	78	—
Other, including intersegment eliminations	(3)	(4)

Total	$179	$412

Income from equity investment in Houston Refining		$91

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

During the first quarter 2007 compared to the first quarter 2006, which benefited from hurricane-related shortages, the EC&D segment experienced lower ethylene and polyethylene product margins. Decreases in average crude oil and natural gas prices led to lower raw material and energy costs; however, these decreases failed to offset the negative effect of the lower average product sales prices. U.S. market demand for ethylene increased an estimated 3% in the first three months of 2007, compared to the same period in 2006.

The following table sets forth the EC&D segment’s sales and other operating revenues, operating income and selected product sales volumes.

	For the three months ended March 31,
Millions of dollars	2007	2006
Sales and other operating revenues	$2,991	$3,152
Operating income	77	299

Sales Volumes, in millions
Ethylene and derivatives (pounds)	2,958	2,871
Polyethylene volumes included above (pounds)	1,479	1,333
Acetyls’ VAM volumes included above (pounds)	146	158
Co-products, non-aromatic (pounds)	2,025	1,966
Aromatics (gallons)	95	89

Revenues—Revenues of $2,991 million in the first quarter 2007 were 5% lower compared to revenues of $3,152 million in the first quarter 2006, reflecting lower average sales prices, partially offset by the effect of higher sales volumes. As noted in the table below, with the exception of benzene, benchmark sales prices in the first quarter 2007 averaged lower compared to the first quarter 2006.

	Average Benchmark Price and Percent Change Versus Prior Year Period Average
	For the three months ended March 31,		Change
	2007	2006
Ethylene – cents per pound	40.00	50.33	(21)%
Propylene – cents per pound	43.13	43.50	(1)%
Benzene – cents per gallon	353.00	268.33	32%
HDPE – cents per pound	64.00	75.00	(15)%

Ethylene and ethylene derivatives sales volumes in the first quarter 2007 were 3% higher compared to the first quarter 2006.

Operating Income—The EC&D segment had operating income of $77 million in the first quarter 2007 compared to $299 million in the first quarter 2006. The decrease of $222 million was primarily due to lower product margins reflecting lower average sales prices, particularly for ethylene and polyethylene products, and higher operating costs, which were partially offset by the favorable effect of higher sales volumes and lower raw material and energy costs. The higher operating costs were due to operating issues and related maintenance during the first quarter 2007.

First Quarter 2007 versus Fourth Quarter 2006

EC&D segment first quarter 2007 operating income of $77 million compares to operating income of $214 million in the fourth quarter 2006. The $137 million decrease was primarily due to lower product margins as a result of lower average sales prices and higher raw material costs, partially offset by the effect of higher sales volumes. The higher raw material costs primarily reflected the effects of higher crude oil prices in the first quarter 2007 compared to the fourth quarter 2006. Sales volumes for ethylene and ethylene derivatives increased 5% compared to the fourth quarter 2006.

Propylene Oxide and Related Products Segment

Overview—The PO&RP segment manufactures and markets PO; PO derivatives, such as propylene glycol (“PG”), propylene glycol ethers (“PGE”), and butanediol (“BDO”); TDI; styrene (“SM”), and tertiary butyl alcohol (“TBA”) and its derivatives, fuel products, such as MTBE and ethyl tertiary butyl ether (“ETBE”), and isobutylene. Styrene and TBA are co-products of Lyondell’s two major PO production processes, referred to as PO/SM and PO/TBA.

First quarter 2007 PO&RP segment operating results, compared to the first quarter 2006, primarily reflected lower styrene and fuel product operating results. Operating results for PO and derivatives were comparable. Styrene operating results primarily reflected lower product margins. Styrene sales price increases failed to keep pace with increases in the cost of raw materials, primarily benzene, as styrene markets continued to be oversupplied. Operating results for fuel products, MTBE and ETBE, were negatively affected by lower sales volumes and higher freight costs associated with higher exports of MTBE. The PO&RP segment generally continued to experience favorable supply and demand conditions for its PO-related products.

The following table sets forth the PO&RP segment’s sales and other operating revenues, operating income, product sales volumes and average benchmark market prices for propylene.

	For the three months ended March 31,
Millions of dollars	2007	2006
Sales and other operating revenues	$1,758	$1,644
Operating income	27	117

Sales Volumes, in millions
PO and derivatives (pounds)	868	834
Co-products:
SM (pounds)	987	982
Fuel products and other TBA derivatives (gallons)	300	297

Average Benchmark Price
Propylene:
United States – cents per pound	43.13	43.50
Europe – euros per metric ton	820	785

Revenues—Revenues of $1,758 million in the first quarter 2007 were 7% higher compared to revenues of $1,644 million in the first quarter 2006, primarily due to higher average sales prices and the effect of higher PO and derivative sales volumes, partially offset by lower sales volumes for TDI. Sales volumes for PO and derivatives and TDI were 4% higher and 31% lower, respectively, compared to the first quarter 2006, while sales volumes for styrene and TBA derivatives, which include fuel products, were comparable in both periods.

Operating Income—The PO&RP segment had operating income of $27 million in the first quarter 2007 compared to $117 million in the first quarter 2006. Operating results for TDI were approximately $55 million lower compared to the first quarter 2006 primarily due to the $62 million charge related to commercial arrangements associated with the 2005 shutdown of the Lake Charles TDI facility, which was partially offset by the effect of higher European sales prices in the first quarter 2007. Profitability for fuel products was approximately $20 million lower compared to the first quarter 2006 primarily due to the effect of lower sales volumes and higher freight costs associated with the higher export of MTBE in the first quarter of 2007. Styrene operating results were approximately $20 million lower compared to the first quarter 2006 as a result of lower product margins in the first quarter 2007. Operating results for PO and derivatives products in the first quarter 2007 were comparable to the first quarter 2006.

First Quarter 2007 versus Fourth Quarter 2006

The PO&RP segment had operating income of $27 million in the first quarter 2007 compared to operating income of $45 million in the fourth quarter 2006. The $18 million decrease was primarily due to the $62 million charge related to commercial arrangements associated with the 2005 shutdown of the Lake Charles TDI facility. Higher PO and derivative operating results of approximately $40 million reflected the effect of 11% higher sales volumes and higher product margins in the first quarter 2007, compared to the fourth quarter 2006. Compared to the fourth quarter 2006, which included the effects of planned and unplanned outages related to equipment installation at the U.S. MTBE facility, operating results for fuel products improved approximately $10 million in the first quarter 2007 primarily as a result of higher product margins and higher sales volumes, partially offset by higher freight costs related to the export of MTBE. Lower product margins in the first quarter 2007 contributed to a $10 million decrease in operating results for styrene compared to the same 2006 period. Underlying operating results for TDI were relatively unchanged versus the fourth quarter 2006.

Refining Segment

Overview—The following refining segment discussion is based on the operating results of Houston Refining on a 100% basis (see Note 4 to the Consolidated Financial Statements).

Houston Refining produces refined petroleum products, including gasoline, ultra low sulfur diesel, jet fuel, aromatics and lubricants. PDVSA Petróleo, S.A. (“PDVSA Oil”) supplies heavy, high sulfur Venezuelan crude oil to Houston Refining under a long-term contract. Under both the former crude supply agreement (“CSA”), which was in effect in the first quarter 2006, and the current crude oil contract, the refining segment purchases 230,000 barrels per day of heavy, high sulfur crude oil, which constitutes approximately 86% of its rated crude oil refining capacity of 268,000 barrels per day. Houston Refining generally purchases the balance of its crude oil requirements on the spot market. Profit margins on spot market crude oil historically were more volatile and, in recent years, were higher than margins on CSA crude oil. The pricing under the new crude oil contract is market based.

Houston Refining operating results in the first quarter 2007 compared to the first quarter 2006 primarily reflected the negative effects of higher costs and lower production resulting from a planned maintenance turnaround at the refinery. The effect of the maintenance turnaround was partially offset by higher refining margins, reflecting strong refining market conditions and the benefit of the new market-based crude oil contract.

The following table sets forth Houston Refining’s sales and other operating revenues, operating income, sales volumes for refined products and crude processing rates for the periods indicated.

	For the three months ended March 31,
Millions of dollars	2007	2006
Sales and other operating revenues	$1,884	$2,094
Operating income	78	162

Thousands of barrels per day
Refined products sales volumes:
Gasoline	79	113
Diesel and heating oil	71	105
Jet fuel	19	10
Aromatics	6	8
Other refined products	145	114

Total refined products sales volumes	320	350

Crude processing rates	221	261

Revenues—Revenues for Houston Refining were $1,884 million in the first quarter 2007 compared to $2,094 million in the first quarter 2006. The 10% decrease in the first quarter 2007 compared to the first quarter 2006 was primarily due to a 9% decrease in refined product sales volumes and lower average refined product sales prices. Total crude processing rates were 15% lower in the first quarter 2007 compared to the first quarter 2006 as a result of the planned maintenance turnaround.

Operating Income—Houston Refining’s operating income was $78 million in the first quarter 2007 compared to $162 million in the first quarter 2006. The decrease in operating income was due primarily to the $140 million estimated effect of the planned maintenance turnaround, partially offset by a $60 million benefit from higher margins realized under the new crude oil contract.

First Quarter 2007 versus Fourth Quarter 2006

Houston Refining’s operating income was $78 million in the first quarter 2007 compared to $302 million in the fourth quarter 2006. The planned maintenance turnaround negatively affected first quarter 2007 operating results by approximately $140 million, including $80 million related to a 54,000 barrel per day reduction in crude processing rates, approximately $45 million due to constraints on producing premium products during the maintenance and $15 million of higher operating costs. The fourth quarter 2006 included benefits totaling $33 million related to the settlement of a portion of outstanding insurance claims and a reduction of inventory carried under the LIFO method of accounting. Lower first quarter 2007 operating results for aromatics were offset by an increase in refining margins of approximately $20 million.

FINANCIAL CONDITION

The following operating, investing and financing activities reflect the consolidation of Houston Refining prospectively from August 16, 2006.

Operating Activities—Operating activities of continuing operations used cash of $96 million in the first quarter 2007 and provided cash of $263 million in the first quarter 2006. The $359 million change primarily reflected the effects of lower net income in the first quarter 2007 compared to the first quarter 2006. The effect of $238 million of higher cash payments, in the first quarter 2007 was substantially offset by the effects of changes in the main components of working capital – accounts receivable and inventory, net of accounts payable, compared to the first quarter 2006. The higher payments included incentive compensation, interest, maintenance turnaround costs and property taxes. Part of the increase in these payments was attributable to consolidating Houston Refining as well as to the increase in debt related to the acquisition of Houston Refining.

Changes in the main components of working capital — accounts receivable and inventory, net of accounts payable — provided cash of $32 million in the first quarter 2007 and used cash of $144 million in the first quarter 2006. The use of cash in the first quarter 2006 was primarily due to a $179 million increase in inventories, reflecting a shift from liquids to higher usage of NGLs in the production of ethylene and planned increases in inventory levels in preparation for scheduled maintenance turnarounds at certain plants in the U.S. and Europe.

Prior to January 2006, discounts were offered to certain customers for early payment for product. As a result, some receivable amounts were collected in December 2005 that otherwise would have been expected to be collected in January 2006. This included collections of $84 million in December 2005 related to receivables from Occidental Chemical Corporation, a subsidiary of Occidental Petroleum Corporation. The effect on cash in the first quarter 2006 was offset by a decrease in accounts receivable as a result of lower March 2006 sales compared to December 2005.

Discontinued operations used cash of $13 million in the first quarter 2007. The use of cash in the first quarter 2007 was primarily due to increases in receivables and inventory, which reflected higher sales volumes and production levels following resolution of fourth quarter 2006 production issues.

Investing Activities—Investing activities of continuing operations used cash of $247 million in the first quarter 2007 and $75 million in the first quarter 2006. The increase in the first quarter 2007 was primarily a result of higher capital expenditures, including $90 million of capital expenditures of Houston Refining, and $94 million of first quarter 2007 tax reimbursements to CITGO related to the August 16, 2006 acquisition of Houston Refining.

The following table summarizes capital expenditures and capital-related contributions to joint ventures as well as 2007 planned capital spending for continuing operations.

	Plan 2007	For the three months ended March 31,
Millions of dollars		2007	2006
Capital expenditures by segment – Houston Refining on a 100% basis:
EC&D	$205	$41	$23
PO&RP, including contributions to PO Joint Ventures	80	21	29
Refining	150	90	60
Other	10	1	—

Total capital expenditures by segment on a 100% basis	445	153	112
Less:
Houston Refining – through August 15, 2006	—	—	60
Contributions to PO Joint Ventures	14	12	14

Consolidated capital expenditures of Lyondell’s continuing operations	$431	$141	$38

The 2007 planned capital expenditures include spending for environmental and regulatory requirements, base plant support, projects to improve manufacturing efficiency and projects directed toward profit enhancement.

During the three months ended March 31, 2006, Lyondell received cash distributions of $70 million from, and made cash contributions of $23 million to, Houston Refining.

Investing activities of discontinued operations used cash of $8 million in the first quarter 2007 and $10 million in the first quarter 2006 primarily for capital expenditures.

Financing Activities—Financing activities of continuing operations provided cash of $151 million in the first quarter 2007 and used cash of $496 million in the first quarter 2006. In the first quarter 2007, Lyondell borrowed $145 million under the LCC revolving credit facility. In addition, Lyondell amended the LCC term loan to reduce the interest rate from LIBOR plus 1.75% to LIBOR plus 1.5% and to revise the financial covenants – see “Liquidity and Capital Resources – LCC Debt and Accounts Receivable Sales Facility” below.

In the first quarter 2006, Equistar repaid the $150 million of 6.5% Notes outstanding, which matured in February 2006, and Millennium purchased $149 million principal amount of its 7% Senior Notes due 2006, paying a premium of $2 million. In addition, Millennium purchased $85 million principal amount of 9.25% Senior Notes due 2008, paying a premium of $5 million, and LCC purchased $50 million principal amount of 9.625% Senior Secured Notes, Series A due 2007, paying a premium of $2 million.

In January 2007, Occidental Chemical Holding Corporation (“OCHC”), a subsidiary of Occidental Petroleum Corporation notified Lyondell that it was exercising the warrant held by OCHC for the purchase of 5 million shares of Lyondell common stock for $25 per share. The terms of the warrant provided that Lyondell could elect to net settle the exercise by delivering that number of shares of Lyondell common stock having a market value equal to the difference between the exercise price and the market price. In February 2007, pursuant to the terms of the warrant, OCHC received a net payment of 682,210 shares of Lyondell common stock, having a value of $20 million. OCHC owns an 8.5% equity interest in Lyondell.

Cash dividends of $0.225 per share of common stock were paid, totaling $57 million in the first quarter of 2007 and $56 million in the first quarter of 2006.

In the first quarter 2007 and 2006, proceeds from the exercise of stock options and related tax benefits totaled $63 million and $2 million, respectively. The tax benefits of options exercised during the first quarter 2007 and 2006 were $15 million and less than $1 million, respectively.

Financing activities of discontinued operations provided cash of $24 million in the first quarter 2007 and used cash of $2 million in the first quarter 2006. In the first quarter 2007, Lyondell borrowed €28 million, or $38 million, under Millennium’s U.K. revolving credit facility, and repaid $10 million of debt, including $7 million of the Australian term loan.

Liquidity and Capital Resources—Total debt, including current maturities, of Lyondell’s continuing operations as of March 31, 2007 was $8.1 billion, or approximately 71% of total capitalization. Lyondell has repaid more than $2.5 billion principal amount of debt from September 2004. Scheduled maturities accounted for only $260 million of the payments. Lyondell intends to continue to reduce debt as market conditions permit.

Lyondell’s ability to continue to pay or refinance its debt will depend on future operating performance, which could be affected by general economic, financial, competitive, legislative, regulatory, business and other factors, many of which are beyond its control. However, Lyondell believes that conditions will be such that cash balances, cash generated by operating activities, proceeds from the pending sale of the inorganic chemicals business, Lyondell’s ability to move cash among its wholly owned subsidiaries, and funds from lines of credit will be adequate to meet anticipated future cash requirements, including scheduled debt repayments, necessary capital expenditures, ongoing operations and dividends.

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

On February 23, 2007, Lyondell signed an agreement for a pending sale of Lyondell’s worldwide inorganic chemicals business for cash of $1.05 billion plus the assumption of specified liabilities. Closing is anticipated in the second quarter of 2007.

LCC has not guaranteed Equistar’s or Millennium’s credit facilities or debt obligations, except for $150 million of Equistar debt, consisting of the 7.55% Debentures due 2026. LCC’s credit facility generally limits investments by Lyondell in Equistar, Millennium and specified joint ventures unless certain conditions are satisfied. In addition, Millennium’s debt covenants restrict its ability to pay dividends to LCC. Some of Equistar’s indentures require additional interest payments to the note holders if Equistar makes distributions when its Fixed Charge Coverage Ratio, as defined, is less than 1.75 to 1. The level of debt and the limitations imposed on LCC, Equistar and Millennium by their respective current or future debt agreements, including the restrictions on their ability to transfer cash among the entities as further discussed below and in Note 15 to Lyondell’s Consolidated Financial Statements, included in Lyondell’s Annual Report on Form 10-K for the year ended December 31, 2006, could have significant consequences on Lyondell’s business and future prospects.

At March 31, 2007, Lyondell had cash on hand of $211 million, which included $61 million of cash held by Millennium’s continuing operations that is not available for dividends to LCC and $27 million of cash held by Equistar. Lyondell’s total unused availability under various liquidity facilities of continuing operations was $1,732 million as of March 31, 2007 and included the following:

•

$819 million under LCC’s $1,055 million senior secured revolving credit facility, which matures in August 2011. Availability under the revolving credit facility is reduced to the extent of outstanding letters of credit provided under the credit facility, which totaled $91 million as of March 31, 2007. Outstanding borrowing under the revolving credit facility at March 31, 2007 was $145 million.

•

$10 million under LCC’s $150 million accounts receivable sales facility, which matures in November 2010. The agreement currently permits the sale of up to $135 million of total interest in domestic accounts receivable, which amount would decline by $35 million if LCC’s credit facility were fully drawn. The outstanding amount of accounts receivable sold under the accounts receivable sales facility was $125 million at March 31, 2007.

•

$938 million in total under Equistar’s $400 million inventory-based revolving credit facility and its $600 million accounts receivable sales facility, after giving effect to the borrowing base net of a $50 million unused availability requirement, any outstanding amount of accounts receivable sold under the accounts receivable sales facility, of which there was none at March 31, 2007, and $12 million of outstanding letters of credit under the revolving credit facility as of March 31, 2007. The borrowing base is determined using a formula applied to accounts receivable and inventory balances. The revolving credit facility requires that the unused available amounts under that facility and the $600 million accounts receivable sales facility equal or exceed $50 million, or $100 million if the Interest Coverage Ratio, as defined, at the end of any period of four consecutive fiscal quarters is less than 2:1. There was no outstanding borrowing under the revolving credit facility at March 31, 2007.

Millennium’s revolving credit facilities of $125 million in the U.S., $25 million in Australia and €60 million in the U.K. and term loan in Australia are variously secured by equity interests in and assets of Lyondell’s worldwide inorganic chemicals business, and contain covenants as described in Note 15 to Lyondell’s Consolidated Financial Statements in Lyondell’s Annual Report on Form 10-K for the year ended December 31, 2006. These facilities will be repaid and terminated by Lyondell, using proceeds of the sale of the inorganic chemicals business. At March 31, 2007, the outstanding amounts under the U.K. revolving credit facility and the Australian term loan were $38 million and $63 million, respectively. Under the U.S. and Australian revolving credit facilities, outstanding letters of credit totaled $23 million and there were no outstanding borrowings at March 31, 2007. Lyondell intends to use the remaining proceeds of the sale of the inorganic chemicals business to reduce debt at Lyondell entities.

On May 1, 2007, Lyondell obtained consents to a proposed amendment of a restrictive provision of the indenture related to its 10.5% Senior Secured Notes due 2013, which required Lyondell to refinance subordinated debt with new subordinated debt. The amendment permits the refinancing of subordinated debt with senior debt.

On May 2, 2007, Lyondell repaid $270 million principal amount of LCC’s 11.125% Senior Secured Notes due 2012, paying a premium of $18 million, pursuant to a cash tender offer that expires May 15, 2007. In conjunction with the tender offer, on May 1, 2007, Lyondell obtained consents from holders of the 11.125% Senior Secured Notes to effect certain proposed amendments to the indenture governing the 11.125% Senior Secured Notes, including the elimination of substantially all the restrictive covenants, certain events of default and certain other provisions. Lyondell funded the tender offer with cash on hand and borrowings under its revolving credit facility.

LCC Debt and Accounts Receivable Sales Facility—LCC’s senior secured credit facility, indentures and accounts receivable sales facility contain restrictive covenants and the credit facility also contains covenants that require the maintenance of specified financial ratios. These covenants, as well as debt guarantees, are described in Notes 10 and 15 to Lyondell’s Consolidated Financial Statements included in Lyondell’s Annual Report on Form 10-K for the year ended December 31, 2006. The potential impact of a breach of these covenants is discussed in “Liquidity and Capital Resources—Effects of a Breach” under Item 7 of Lyondell’s Annual Report on Form 10-K for the year ended December 31, 2006. There have been no changes in the terms of the covenants or the guarantees during the quarter ended March 31, 2007, except that, during the quarter ended March 31, 2007, Lyondell amended the terms of the LCC senior secured credit facility such that the existing financial maintenance ratios will apply only to the revolving credit facility and no longer to the term loan.

Equistar Debt and Accounts Receivable Sales Facility—Equistar’s inventory-based revolving credit facility, accounts receivable sales facility and indentures contain restrictive covenants. These covenants are described in Notes 10 and 15 to Lyondell’s Consolidated Financial Statements included in Lyondell’s Annual Report on Form 10-K for the year ended December 31, 2006. The potential impact of a breach of these covenants is discussed in “Liquidity and Capital Resources—Effects of a Breach” under Item 7 of Lyondell’s Annual Report on Form 10-K for the year ended December 31, 2006. There have been no changes in the terms of the covenants during the quarter ended March 31, 2007. The credit facility does not require the maintenance of specified financial ratios as long as certain conditions are met. Some of Equistar’s indentures require additional interest payments to the note holders if Equistar makes distributions when its Fixed Charge Coverage Ratio, as defined, is less than 1.75 to 1.

Millennium Debt—Millennium’s indentures contain restrictive covenants. Pursuant to these provisions, Millennium is currently prohibited from making restricted payments, including paying certain dividends. Millennium’s indentures also contain covenants that require the maintenance of specified financial ratios. These covenants, as well as debt guarantees, are described in Note 15 to Lyondell’s Consolidated Financial Statements included in Lyondell’s Annual Report on Form 10-K for the year ended December 31, 2006. The potential impact of a breach of these covenants is discussed in “Liquidity and Capital Resources—Effects of a Breach” under Item 7 of Lyondell’s Annual Report on Form 10-K for the year ended December 31, 2006. There have been no changes in the terms of the covenants or the guarantees in the quarter ended March 31, 2007.

Millennium has outstanding $150 million aggregate principal amount of 4% Convertible Senior Debentures, which are due in 2023, unless earlier redeemed, converted or repurchased. As a result of Lyondell’s acquisition of Millennium, the Debentures are convertible into shares of Lyondell’s common stock or, at Lyondell’s discretion, equivalent cash or a combination thereof. The Debenture redemption terms are described in Note 15 to Lyondell’s Consolidated Financial Statements included in Lyondell’s Annual Report on Form 10-K for the year ended December 31, 2006. There were no changes in the redemption terms in the quarter ended March 31, 2007. As of March 31, 2007, based on a quarterly test related to the price of Lyondell common stock, the Debentures were convertible at a conversion rate of 74.758 Lyondell shares per one thousand dollar principal amount of the Debentures. As of March 31, 2007, the amount of Debentures that had been converted into shares of Lyondell common stock was not significant.

Off-Balance Sheet Arrangements—Lyondell’s off-balance sheet arrangements are described in Item 7 of its Annual Report on Form 10-K for the year ended December 31, 2006. Lyondell’s off-balance sheet arrangements did not change materially during the quarter ended March 31, 2007.

CURRENT BUSINESS OUTLOOK

Thus far, the second quarter 2007 has shown increased strength, particularly in gasoline-related products, with chemical product prices also displaying positive momentum. The refining segment is benefiting from seasonally strong margins; however, it will be modestly impacted by the 10-day outage of one of the production units. The EC&D segment is benefiting from positive price momentum, particularly in co-products. High and volatile crude oil prices continue to present a challenge. The PO&RP segment chemical products have demonstrated continued steady performance, while the fuel products are responding to the strong gasoline markets. Lyondell’s outlook for its chemical and fuels businesses continues to be very positive.

ACCOUNTING AND REPORTING CHANGES

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115, which permits election of fair value to measure many financial instruments and certain other items. SFAS No. 159 is effective for Lyondell beginning in 2008. Lyondell is currently evaluating whether it will elect the fair value option for any of its eligible financial instruments and other items.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The new standard defines fair value, establishes a framework for its measurement and expands disclosures about such measurements. For Lyondell, the standard will be effective beginning in 2008. Lyondell does not expect the application of SFAS No. 157 to have a material effect on its consolidated financial statements.

Lyondell adopted the provisions of FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of FIN No. 48, Lyondell recognized a $47 million increase in the liability related to uncertain income tax positions, which was accounted for as a $41 million increase in goodwill related to the acquisition of Millennium, a $4 million increase in deferred tax assets and a $2 million increase of the January 1, 2007 balance of retained deficit (see Note 13 to the Consolidated Financial Statements).

Item 3. Disclosure of Market Risk

Lyondell’s exposure to market risk is described in Item 7A of its Annual Report on Form 10-K for the year ended December 31, 2006. Lyondell’s exposure to market risk has not changed materially in the quarter ended March 31, 2007.

Item 4. Controls and Procedures

Lyondell performed an evaluation, under the supervision and with the participation of its management, including the President and Chief Executive Officer (principal executive officer) and the Senior Vice President and Chief Financial Officer (principal financial officer), of the effectiveness of the Lyondell disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2007. Based upon that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that the Lyondell disclosure controls and procedures are effective.

There were no changes in Lyondell’s internal control over financial reporting that occurred during Lyondell’s last fiscal quarter (the first quarter 2007) that have materially affected, or are reasonably likely to materially affect, Lyondell’s internal control over financial reporting.

RATIO OF EARNINGS TO FIXED CHARGES

Lyondell’s computation of the ratio of earnings to fixed charges for the three months ended March 31, 2007 and 2006 and for each of the five years in the period ended December 31, 2006 is reflected in the table below.

	For the three months ended March 31,		For the year ended December 31,
Millions of dollars, except ratio data	2007	2006	2006	2005	2004	2003	2002
Income (loss) from continuing operations before income taxes	$9	$454	$1,146	$734	$152	$(481)	$(214)
Deduct income (loss) from equity investments	2	90	78	124	451	(103)	14
Add distributions of earnings from equity investments	—	70	73	123	424	144	126

Earnings (losses) adjusted for equity investments	7	434	1,141	733	125	(234)	(102)

Fixed charges: (a)
Interest expense, gross	179	137	648	634	464	415	384
Portion of rentals representative of interest	22	16	69	59	25	22	23

Total fixed charges before capitalized interest	201	153	717	693	489	437	407
Capitalized interest	—	—	—	—	—	19	10

Total fixed charges including capitalized interest	201	153	717	693	489	456	417

Earnings before fixed charges	$208	$587	$1,858	$1,426	$614	$203	$305
Ratio of earnings to fixed charges (a)	1.0	3.8	2.6	2.1	1.3	—	—

(a)	In 2003 and 2002, earnings were insufficient to cover fixed charges by $253 million and $112 million, respectively.

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

All forward-looking statements in this Form 10-Q are qualified in their entirety by the cautionary statements contained in this section, elsewhere in this report and in Lyondell’s Annual Report on Form 10-K for the year ended December 31, 2006. See “Item 1. Legal Proceedings,” “Item 1A. Risk Factors” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These factors are not necessarily all of the important factors that could affect Lyondell and its joint ventures. Use caution and common sense when considering these forward-looking statements. Lyondell does not intend to update these statements unless securities laws require it to do so.

In addition, this Form 10-Q contains summaries of contracts and other documents. These summaries may not contain all of the information that is important to an investor, and reference is made to the actual contract or document for a more complete understanding of the contract or document involved.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments with respect to Lyondell’s legal proceedings previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2006, except as described below:

Houston Refining—In May 2007, the Texas Commission on Environmental Quality notified Houston Refining that it is seeking a civil penalty of $892,700 in connection with alleged noncompliance with various provisions of the Texas Clean Air Act during 2006 and 2005.

Millennium—Together with alleged past manufacturers of lead-based paint and lead pigments for use in paint, Millennium has been named as a defendant in various legal proceedings alleging personal injury, property damage, and remediation costs allegedly associated with the use of these products. Millennium is currently named a defendant in 59 cases arising from Glidden’s manufacture of lead pigments that are in various stages of the litigation process. Of these, four have been dismissed in favor of Millennium and its co-defendants by the trial court, of which three remain open and are on appeal and one is pending. There are three inactive cases which remain open pending administrative closure by the courts. The remainder of the cases are in various pre-trial stages. In addition, there are two personal injury cases filed in which Millennium has been named as a defendant, but has not been formally served. Of the 54 open and active cases, most seek damages for personal injury and are brought by individuals, and thirteen of the cases seek damages and abatement remedies based on public nuisance and are brought by states, cities and/or counties in five states (California, Missouri, New Jersey, Ohio and Rhode Island).

On October 29, 2002, after a trial in which the jury deadlocked, the court in State of Rhode Island v. Lead Industries Association, Inc., et al. (which commenced in the Superior Court of Providence, Rhode Island, on October 13, 1999) declared a mistrial. The sole issue before the jury was whether lead pigment in paint in and on public and private Rhode Island buildings constituted a “public nuisance.” The new trial in this case began on November 1, 2005. On February 22, 2006, a jury returned a verdict in favor of the State of Rhode Island finding that the cumulative presence of lead pigments in paints and coatings on buildings in the state constitutes a public nuisance; that a Millennium subsidiary and other defendants either caused or substantially contributed to the creation of the public nuisance; and that those defendants, including the Millennium subsidiary, should be ordered to abate the public nuisance. On February 28, 2006, the judge held that the state could not proceed with its claim for punitive damages. On February 26, 2007, the court issued its decision denying the post-verdict motions of the defendants, including Millennium, for a mistrial or a new trial. The court concluded that it would enter an order of abatement and appoint a special master to assist the court in determining the scope of the abatement remedy. On March 16, 2007, the court entered a final judgment on the jury’s verdict. On March 20, 2007, Millennium filed its notice of appeal with the Rhode Island Supreme Court.

Item 1A. Risk Factors

There have been no material changes with respect to Lyondell’s risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2006, except as described below:

Costs of raw materials and energy, as well as reliability of supply, may result in increased operating expenses and reduced results of operations.

Lyondell purchases large amounts of raw materials and energy for its businesses. The cost of these raw materials and energy, in the aggregate, represents a substantial portion of its operating expenses. The costs of raw materials and energy generally follow price trends of, and vary with the market conditions for, crude oil and natural gas, which may be highly volatile and cyclical. Raw material and energy costs remain at high levels. There have been in the past, and will likely be in the future, periods of time when Lyondell is unable to pass raw material and energy cost increases on to customers quickly enough to avoid adverse impacts on its results of operations. Customer consolidation also has made it more difficult to pass along cost increases to customers. Lyondell’s results of operations have been, and could be in the future, significantly affected by increases and volatility in these costs. Cost increases also may increase working capital needs, which could reduce Lyondell’s liquidity and cash flow. In addition, when raw material and energy costs increase rapidly and are passed along to customers as product price increases, the credit risks associated with certain customers can be compounded. To the extent Lyondell increases its product sales prices to reflect rising raw material and energy costs, demand for products may decrease as customers reduce their consumption or use substitute products, which may have an adverse impact on Lyondell’s results of operations. See “Lyondell sells commodity products in highly competitive global markets and faces significant price pressures” under “Item 1A. Risk Factors” in Lyondell’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Furthermore, across Lyondell, there are a limited number of suppliers for some of its raw materials and utilities and, in some cases, the number of sources for and availability of raw materials and utilities is specific to the particular geographic region in which a facility is located. It is also common in the chemical and refining industries for a facility to have a sole, dedicated source for its utilities, such as steam, electricity and gas. For some Lyondell products, the facilities and/or distribution channels of raw material suppliers and utilities suppliers and Lyondell form an integrated system. This is especially true in the U.S. Gulf Coast where the infrastructure of the chemical and refining industries is tightly integrated such that a major disruption of supply of a given commodity or utility can negatively affect numerous participants, including suppliers of other raw materials. If one or more of Lyondell’s significant raw material or utility suppliers were unable to meet its obligations under present supply arrangements or supplies are otherwise disrupted, Lyondell’s businesses could suffer reduced supplies or be forced to incur increased costs for their raw materials or utilities, which would have a direct negative impact on plant operations. For example, Hurricanes Katrina and Rita negatively affected crude oil and natural gas supplies, as well as supplies of some of Lyondell’s other raw materials, contributing to increases in raw material prices during the second half of 2005 and, in some cases, disrupting production. In addition, hurricane-related disruption of rail and pipeline traffic in the U.S. Gulf Coast area negatively affected shipments of raw materials and product.

Proceedings related to the alleged exposure to lead-based paints and lead pigments could require Millennium to spend material amounts in litigation and settlement costs and judgments.

Together with alleged past manufacturers of lead-based paint and lead pigments for use in paint, Millennium has been named as a defendant in various legal proceedings alleging personal injury, property damage, and remediation costs allegedly associated with the use of these products. The plaintiffs include individuals and governmental entities, and seek recovery under a variety of theories, including negligence, failure to warn, breach of warranty, conspiracy, market share liability, fraud, misrepresentation and nuisance. The majority of these legal proceedings assert unspecified monetary damages in excess of the statutory minimum and, in certain cases, equitable relief such as abatement of lead-based paint in buildings. These legal proceedings are in various trial stages and post-dismissal settings, some of which are on appeal. One legal proceeding relating to lead pigment or paint was tried in 2002. On October 29, 2002, the judge in that case declared a mistrial after the jury declared itself deadlocked. The sole issue before the jury was whether lead pigment in paint in and on Rhode Island buildings constituted a “public nuisance.” The re-trial of this case began on November 1, 2005. On February 22, 2006, a jury returned a verdict in favor of the State of Rhode Island finding that the cumulative presence of lead pigments in paints and coatings on buildings in the state constitutes a public nuisance; that a Millennium subsidiary, Millennium Holdings, LLC, and other defendants either caused or substantially contributed to the creation of the public nuisance; and that those defendants, including the Millennium subsidiary, should be ordered to abate the public nuisance. On February 28, 2006, the judge held that the state could not proceed with its claim for punitive damages. On February 26, 2007, the court issued its decision denying the post-verdict motions of the defendants, including Millennium, for a mistrial or a new trial. The court concluded that it would enter an order of abatement and appoint a special master to assist the court in determining the scope of the abatement remedy. On March 16, 2007, the court entered a final judgment on the jury’s verdict. On March 20, 2007, Millennium filed its notice of appeal with the Rhode Island Supreme Court.

While Lyondell believes that Millennium has valid defenses to all the lead-based paint and lead pigment proceedings and is vigorously defending them, litigation is inherently subject to many uncertainties. Additional lead-based paint and lead pigment litigation may be filed against Millennium in the future asserting similar or different legal theories and seeking similar or different types of damages and relief, and any adverse court rulings or determinations of liability, among other factors, could affect this litigation by encouraging an increase in the number of future claims and proceedings. In addition, from time to time, legislation and administrative regulations have been enacted or proposed to impose obligations on present and former manufacturers of lead-based paint and lead pigment respecting asserted health concerns associated with such products or to overturn successful court decisions. Lyondell is unable to predict the outcome of lead-based paint and lead pigment litigation, the number or nature of possible future claims and proceedings, and the effect that any legislation and/or administrative regulations may have on Millennium and, therefore, Lyondell. In addition, Lyondell cannot reasonably estimate the scope or amount of the costs and potential liabilities related to such litigation, or any such legislation and regulations. Thus, any liability Millennium incurs with respect to pending or future lead-based paint or lead pigment litigation, or any legislation or regulations could, to the extent not covered or reduced by insurance or other recoveries, have a material impact on Millennium’s and, therefore, Lyondell’s results of operations. In addition, Lyondell has not accrued any liabilities for judgments or settlements against Millennium resulting from lead-based paint and lead pigment litigation. Any liability that Millennium may ultimately incur with respect to lead-based paint and lead pigment litigation will not be affected by the proposed sale of the inorganic chemicals business, which is anticipated to close in the second quarter of 2007. See “Item 1. Legal Proceedings” for additional discussion regarding lead-based paint and lead pigment litigation.

In the risk factor titled “Debt and other agreements restrict the ability of LCC, Millennium and Equistar to take certain actions and require the maintenance of certain financial ratios; failure to comply with these requirements could result in acceleration of debt,” the “LCC’s Debt and Accounts Receivable Facility” section is amended in its entirety as follows, to reflect the removal of the financial ratio maintenance covenants from the term loan under LCC’s credit facility:

LCC’s Debt and Accounts Receivable Facility—LCC’s credit facility, indentures and accounts receivable sales facility contain covenants that, subject to exceptions, restrict, among other things, sale and leaseback transactions, lien incurrence, debt incurrence, dividends, investments, certain other payments, certain joint ventures, affiliate transactions, restrictive agreements, sales of assets and mergers. In addition, the revolving credit facility contains covenants that require the maintenance of specified financial ratios: (1) the Interest Coverage Ratio (as defined) at the end of each fiscal quarter may not be less than 2.75 and (2) the ratio of Senior Secured Debt (as defined) at any date to Adjusted EBITDA (as defined) for the period of four consecutive fiscal quarters most recently ended on or prior to such date may not exceed 2.75.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As a result of certain August 22, 2002 transactions, Occidental Chemical Holding Corporation (“OCHC”) acquired a warrant to purchase five millions shares of Lyondell common stock for $25 per share. On January 26, 2007, OCHC notified Lyondell that it was exercising the warrant. The terms of the warrant provided that Lyondell could elect to net settle the exercise by delivering that number of shares of Lyondell common stock having a market value equal to the difference between the exercise price and the market price. On February 2, 2007, pursuant to the terms of the warrant, OCHC received a net payment of 682,210 shares of Lyondell common stock, having a value of approximately $20 million. The shares of Lyondell common stock were issued to OCHC pursuant to the warrant in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended, as set forth in Section 3(a)(9) relating to securities exchanged by an issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting the exchange. OCHC holds shares of Lyondell common stock acquired in the August 22, 2002 transactions and otherwise. After giving effect to OCHC’s exercise of the warrant, OCHC owns an interest of 8.5% in Lyondell.

Item 4. Submission of Matters to a Vote of Security Holders

Lyondell held its annual meeting of shareholders on May 3, 2007. The shareholders elected all of Lyondell’s eleven nominees for director and ratified the appointment of PricewaterhouseCoopers LLP as Lyondell’s independent registered public accounting firm for 2007. The shareholder proposal regarding corporate political contributions did not pass. The votes, as tabulated by the independent inspector of elections, were as follows:

1. Election of Directors:

Nominee	For	Withheld
Carol A. Anderson	229,782,508	1,510,298
Susan K. Carter	230,599,761	693,045
Stephen I. Chazen	216,845,474	14,447,332
Travis Engen	229,179,568	2,113,238
Paul S. Halata	230,582,280	710,526
Danny W. Huff	230,592,707	700,099
David J. Lesar	229,961,536	1,331,270
David J.P. Meachin	230,397,090	895,716
Daniel J. Murphy	229,990,749	1,302,057
Dan F. Smith	229,933,346	1,359,460
William R. Spivey	228,224,783	3,068,023

2. Appointment of PricewaterhouseCoopers LLP:

For:	229,048,791
Against:	1,877,014
Abstain:	366,999
Broker Non-Votes:	0

3. Shareholder Proposal regarding Corporate Political Contributions:

For:	15,575,761
Against:	150,186,635
Abstain:	34,494,125
Broker Non-Votes:	31,036,284

Item 6. Exhibits

4.4(d)	Amendment No. 4 dated as of February 28, 2007 to the Credit Agreement dated as of December 17, 2003 among Equistar Chemicals, LP, the subsidiaries of Equistar Chemicals, LP parties thereto, the lenders party thereto, Credit Suisse First Boston, JPMorgan Chase Bank, N.A. and Wachovia Bank, National Association as co-documentations agents, Citicorp USA, Inc. and Bank of America, N.A. as co-collateral agents, and Citicorp USA, Inc. as administrative agent

4.6(c)	Amendment No. 3 dated as of March 20, 2007 to Credit Agreement, dated as of August 16, 2006, among Lyondell Chemical Company, the banks and financial institutions party thereto including JPMorgan Chase Bank, N.A. as Administrative Agent, Bank of America, N.A. and Citicorp USA, Inc., each as Syndication Agent, Co-Documentation Agent and Lender, and Morgan Stanley Bank as Co-Documentation Agent and the Lenders party thereto

4.17(a)	Amendment No. 1 dated as of December 6, 2006 to Security Agreement dated as of December 17, 2003 among the Equistar Chemicals, LP, the other borrowers and guarantors party thereto, and Citicorp USA, Inc. as Administrative Agent

4.17(b)	Amendment No. 2 dated as of March 20, 2007 to Security Agreement dated as of December 17, 2003 among Equistar Chemicals, LP, the other borrowers and guarantors party thereto, and Citicorp USA, Inc. as Administrative Agent

4.29(b)	First Supplemental Indenture dated as of January 24, 2007 among Lyondell Chemical Company, the Subsidiary Guarantors party thereto, and The Bank of New York as Trustee for 8% Senior Unsecured Notes due 2014 (filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of January 24, 2007 and incorporated herein by reference)

4.30(b)	First Supplemental Indenture dated as of January 24, 2007 among Lyondell Chemical Company, the Subsidiary Guarantors party thereto, and The Bank of New York as Trustee for 8.25% Senior Unsecured Notes due 2016 (filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of January 24, 2007 and incorporated herein by reference)

10.18	Revised Annual Cash Bonus Guidelines (filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of February 22, 2007 and incorporated herein by reference)

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Principal Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lyondell Chemical Company

Dated: May 8, 2007	/s/ Charles L. Hall
Charles L. Hall
Vice President and Controller
(Duly Authorized and
Principal Accounting Officer)