Form 10-Q
period 2007-06-30
LYONDELL CHEMICAL CO
filed 2007-08-08
CIK 842635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ✓ No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one): Large accelerated filer ✓Accelerated filer __Non-accelerated filer__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __ No ✓

Number of shares of common stock outstanding as of June 30, 2007:    253,448,132

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LYONDELL CHEMICAL COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended		For the six months ended
	June 30,		June 30,
Millions of dollars, except per share data	2007	2006	2007	2006

Sales and other operating revenues:
Trade	$7,290	$4,283	$12,922	$8,287
Related parties	192	432	349	846
	7,482	4,715	13,271	9,133
Operating costs and expenses:
Cost of sales	6,675	4,268	12,117	8,149
Selling, general and administrative expenses	189	137	339	244
Research and development expenses	19	19	37	37
	6,883	4,424	12,493	8,430

Operating income	599	291	778	703

Interest expense	(176)	(158)	(355)	(295)
Interest income	15	7	20	19
Other income (expense), net	(42)	1	(40)	78

Income from continuing operations before equity investments and income taxes	396	141	403	505

Income from equity investments:
Houston Refining LP	- -	86	- -	177
Other	- -	3	2	2
	- -	89	2	179

Income from continuing operations before income taxes	396	230	405	684

Provision for income taxes	125	101	128	269

Income from continuing operations	271	129	277	415

Income (loss) from discontinued operations, net of tax	(95)	31	(82)	35

Net income	$176	$160	$195	$450

Earnings per share:
Income from continuing operations:
Basic	$1.07	$0.53	$1.10	$1.68
Diluted	$1.02	$0.50	$1.05	$1.61
Net income:
Basic	$0.69	$0.65	$0.77	$1.82
Diluted	$0.66	$0.62	$0.74	$1.74

See Notes to the Consolidated Financial Statements.

LYONDELL CHEMICAL COMPANY

CONSOLIDATED BALANCE SHEETS

Millions, except shares and par value data	June 30, 2007	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$762	$401
Accounts receivable:
Trade, net	2,195	1,837
Related parties	106	95
Inventories	1,895	1,877
Prepaid expenses and other current assets	176	147
Deferred tax assets	53	102
Current assets held for sale	- -	687
Total current assets	5,187	5,146

Property, plant and equipment, net	8,475	8,542
Investments and long-term receivables:
Investment in PO joint ventures	787	778
Other	103	115
Goodwill, net	1,373	1,332
Other assets, net	867	864
Long-term assets held for sale	- -	1,069

Total assets	$16,792	$17,846

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$518	$18
Accounts payable:
Trade	2,223	1,785
Related parties	69	83
Accrued liabilities	996	980
Current liabilities associated with assets held for sale	- -	341
Total current liabilities	3,806	3,207

Long-term debt	6,647	7,936
Other liabilities	1,270	1,453
Deferred income taxes	1,619	1,537
Long-term liabilities associated with assets held for sale	- -	391
Commitments and contingencies
Minority interests	117	134
Stockholders’ equity:
Common stock, $1.00 par value, 420,000,000 shares authorized, 254,187,318 and 249,764,306 shares issued, respectively	254	250
Additional paid-in capital	3,329	3,248
Retained deficit	(252)	(330)
Accumulated other comprehensive income	24	42
Treasury stock, at cost, 739,186 and 793,736 shares, respectively	(22)	(22)
Total stockholders’ equity	3,333	3,188

Total liabilities and stockholders’ equity	$16,792	$17,846

See Notes to the Consolidated Financial Statements.

LYONDELL CHEMICAL COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended
	June 30,
Millions of dollars	2007	2006

Cash flows from operating activities:
Net income	$195	$450
Loss (income) from discontinued operations, net of tax	82	(35)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	439	313
Equity investments –
Amounts included in net income	(2)	(179)
Distributions of earnings	1	122
Deferred income taxes	140	106
Debt prepayment premiums and charges	43	- -
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(350)	(201)
Inventories	(13)	(53)
Accounts payable	376	140
Other, net	(307)	(206)
Net cash provided by operating activities – continuing operations	604	457
Net cash used in operating activities – discontinued operations	(113)	(19)
Net cash provided by operating activities	491	438
Cash flows from investing activities:
Expenditures for property, plant and equipment	(242)	(101)
Payments to discontinued operations	(97)	(31)
Acquisition of Houston Refining LP and related payments	(94)	- -
Contributions and advances to affiliates	(26)	(57)
Other	13	6
Net cash used in investing activities – continuing operations	(446)	(183)
Net proceeds from sale of discontinued operations before required repayment of debt	1,089	- -
Other net cash provided by investing activities – discontinued operations	82	8
Net cash provided by (used in) investing activities	725	(175)
Cash flows from financing activities:
Repayment of long-term debt	(1,319)	(443)
Issuance of long-term debt	510	- -
Dividends paid	(114)	(111)
Proceeds from and tax benefits of stock option exercises	77	9
Other, net	20	- -
Net cash used in financing activities – continuing operations	(826)	(545)
Debt required to be repaid upon sale of discontinued operations	(99)	- -
Other net cash provided by financing activities – discontinued operations	23	5
Net cash used in financing activities	(902)	(540)
Effect of exchange rate changes on cash	2	4
Increase (decrease) in cash and cash equivalents	316	(273)
Cash and cash equivalents at beginning of period	446	593
Cash and cash equivalents at end of period	762	320
Less: Cash and cash equivalents at end of period – discontinued operations	- -	44
Cash and cash equivalents at end of period – continuing operations	$762	$276

See Notes to the Consolidated Financial Statements

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

The accompanying consolidated financial statements are unaudited and have been prepared from the books and records of Lyondell in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included.  For further information, refer to the audited consolidated financial statements and notes thereto included in the Lyondell Chemical Company Current Report on Form 8-K dated May 29, 2007.

Certain previously reported amounts have been reclassified to present Lyondell’s inorganic chemicals business operations as discontinued operations.  Unless otherwise indicated, information presented in the notes to the financial statements relates only to Lyondell’s continuing operations.  Information related to Lyondell’s discontinued operations is presented in Note 3.

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

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.       Discontinued Operations

On May 15, 2007, Lyondell completed the sale of its worldwide inorganic chemicals business in a transaction valued at $1.3 billion, including the acquisition of working capital and assumption of certain liabilities directly related to the business.

The following represent the elements of cash flow for the six months ended June 30, 2007 related to the sale of the inorganic chemicals business:

Millions of dollars
Gross sales proceeds	$1,143
Cash and cash equivalents sold	(37)
Costs related to the sale	(17)
Net proceeds from sale of discontinued operations before required repayment of debt	1,089
Debt required to be repaid	(99)
Net proceeds from sale of discontinued operations	$990

The operations of the inorganic chemicals business have been classified as discontinued operations in the consolidated statements of income and cash flows, and the assets and associated liabilities have been classified as held for sale in the consolidated balance sheets.

Amounts included in income from discontinued operations are summarized as follows:

	For the three months ended June 30,			For the six months ended June 30,
Millions of dollars	2007	2006		2007	2006
Sales and other operating revenues	$181		$357	$514		$696
Loss on sale of discontinued operations	$(21)	$	- -	$(21)	$	- -
Other income (loss) from discontinued operations	(1)		28	18		42
Provision for (benefit from) income taxes	73		(3)	79		7
Income (loss) from discontinued operations, net of tax	$(95)		$31	$(82)		$35

The provision for income taxes in the three months and six months ended June 30, 2007 primarily reflects the unfavorable effect of nondeductible capital losses resulting from the sale.  Income taxes payable related to the sale were $88 million.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.       Discontinued Operations – (Continued)

The assets and liabilities of the inorganic chemicals business classified as held for sale are summarized as follows:

Millions of dollars	December 31, 2006
Cash	$45
Inventories	381
Other current assets	261
Total current assets	687
Property, plant and equipment, net	604
Goodwill, net	316
Other noncurrent assets, net	149
Total long-term assets	1,069
Total assets	$1,756
Current maturities of long-term debt	$4
Other current liabilities	337
Total current liabilities	341
Long-term debt	82
Other noncurrent liabilities	269
Minority interest	40
Total long-term liabilities	391
Total liabilities	$732

Additionally, stockholders’ equity at December 31, 2006 includes accumulated other comprehensive income of $55 million associated with discontinued operations.

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

During the six months ended June 30, 2007, Lyondell reimbursed CITGO, as provided for in the transaction agreement, for $94 million of taxes, which Lyondell previously estimated at $97 million, resulting in a $3 million reduction to the purchase price allocated to property, plant and equipment.

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

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.       Equity Interest and Acquisition of Houston Refining LP – (Continued)

Summarized financial information for Houston Refining follows for certain periods prior to the consolidation of Houston Refining:

Millions of dollars	For the three months ended June 30, 2006	For the six months ended June 30, 2006
STATEMENTS OF INCOME
Sales and other operating revenues	$2,411	$4,505
Cost of sales	2,232	4,147
Selling, general and administrative expenses	16	33
Operating income	163	325
Interest expense, net	(12)	(23)
Provision for income taxes	8	8
Net income	$143	$294

As a partnership, Houston Refining is not subject to federal income taxes.  Houston Refining’s selling, general and administrative expenses for the six months ended June 30, 2006 included an $8 million charge representing reimbursement to Lyondell of legal fees and expenses paid by Lyondell on behalf of Houston Refining in connection with the settlement discussed below.

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

5.       Charges Related to Toluene Diisocyanate Plant

Lyondell ceased production of toluene diisocyanate (“TDI”) at the Lake Charles, Louisiana TDI plant in the third quarter of 2005.  Results of operations in the first six months of 2007 reflect charges totaling $64 million, relating to resolution of commercial arrangements associated with the facility under which payments will be made over the next four years.  Any additional costs that may be incurred with respect to the facility are not expected to be material to Lyondell’s results of operations.

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

Changes in Lyondell’s investment in the U.S. and European PO joint ventures for the six-month periods ended June 30, 2006 and 2007 are summarized as follows:

Millions of dollars	U.S. PO Joint Venture	European PO Joint Venture	Total PO Joint Ventures
Investment in PO joint ventures – January 1, 2006	$518	$258	$776
Cash contributions	12	3	15
Depreciation and amortization	(17)	(6)	(23)
Effect of exchange rate changes	- -	17	17

Investment in PO joint ventures – June 30, 2006	$513	$272	$785

Investment in PO joint ventures – January 1, 2007	$504	$274	$778
Cash contributions	9	17	26
Depreciation and amortization	(17)	(7)	(24)
Effect of exchange rate changes	- -	7	7

Investment in PO joint ventures – June 30, 2007	$496	$291	$787

7.       Accounts Receivable

Lyondell has two accounts receivable sales facilities totaling $750 million, which mature in November 2010, maintained by its wholly owned subsidiary, Equistar Chemicals, LP (together with its consolidated subsidiaries, “Equistar”), and by Lyondell Chemical Company.  Pursuant to these facilities, Lyondell sells, through two wholly owned bankruptcy-remote subsidiaries, on an ongoing basis and without recourse, interests in pools of domestic accounts receivable to financial institutions participating in the facilities.  Lyondell is responsible for servicing the receivables.  As of June 30, 2007 and December 31, 2006, the aggregate amounts of outstanding receivables sold under the facilities were $155 million and $100 million, respectively.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.       Inventories

Inventories consisted of the following components:

Millions of dollars	June 30, 2007	December 31, 2006
Finished goods	$1,065	$1,093
Work-in-process	143	156
Raw materials	473	445
Materials and supplies	214	183
Total inventories	$1,895	$1,877

9.       Property, Plant and Equipment and Goodwill

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows:

Millions of dollars	June 30, 2007	December 31, 2006
Land	$102	$104
Manufacturing facilities and equipment	12,456	12,124
Construction in progress	289	362
Total property, plant and equipment	12,847	12,590
Less accumulated depreciation	(4,372)	(4,048)
Property, plant and equipment, net	$8,475	$8,542

Depreciation and amortization expense is summarized as follows:

	For the three months ended June 30,		For the six months ended June 30,
Millions of dollars	2007	2006	2007	2006
Property, plant and equipment	$174	$115	$339	$230
Investment in PO joint ventures	12	12	24	23
Turnaround costs	22	14	40	28
Patent and license costs	2	2	3	4
Software costs	8	7	15	14
Other	8	7	18	14
Total depreciation and amortization	$226	$157	$439	$313

Lyondell’s goodwill increased from $1,332 million at December 31, 2006 to $1,373 million at June 30, 2007 as a result of the adoption of FIN No. 48 (see Note 2).

10.       Accounts Payable

Accounts payable at June 30, 2007 and December 31, 2006 included liabilities in the amounts of $33 million and $19 million, respectively, for checks issued in excess of associated bank balances but not yet presented for collection.

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

Long-term debt consisted of the following:

Millions of dollars	June 30, 2007	December 31, 2006
Bank credit facilities:
LCC senior secured credit facility:
Term loan due 2013	$1,762	$1,771
$1,055 million revolving credit facility	- -	- -
Equistar $400 million inventory-based revolving credit facility	- -	- -

LCC notes and debentures:
Senior Secured Notes due 2012, 11.125%	8	277
Senior Secured Notes due 2013, 10.5%	325	325
Debentures due 2010, 10.25%	100	100
Debentures due 2020, 9.8% ($1 million of discount)	224	224
Senior Unsecured Notes due 2014, 8%	875	875
Senior Unsecured Notes due 2016, 8.25%	900	900
Senior Unsecured Notes due 2017, 6.875%	510	- -
Senior Subordinated Notes due 2009, 10.875%	500	500

Equistar notes and debentures:
Senior Notes due 2008, 10.125% ($6 million of premium)	406	716
Senior Notes due 2011, 10.625% ($14 million of premium)	414	727
Debentures due 2026, 7.55% ($14 million of discount)	136	135
Notes due 2009, 8.75%	600	599

Millennium notes and debentures:
Senior Notes due 2008, 9.25%	- -	393
Senior Debentures due 2026, 7.625% ($3 million of premium)	244	249
Convertible Senior Debentures due 2023, 4% ($11 million of premium)	161	163

Total	7,165	7,954
Less current maturities	(518)	(18)

Long-term debt	$6,647	$7,936

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.       Long-Term Debt – (Continued)

During the first six months of 2007, Lyondell repaid $270 million principal amount of LCC’s 11.125% Senior Secured Notes due 2012, paying a premium of $18 million, pursuant to a cash tender offer.  In conjunction with the tender offer, on May 1, 2007, Lyondell obtained consents from holders of the 11.125% Senior Secured Notes to effect certain proposed amendments to the indenture governing the 11.125% Senior Secured Notes, including the elimination of substantially all the restrictive covenants, certain events of default and certain other provisions.  LCC also obtained consents to a proposed amendment of a restrictive provision of the indenture related to its 10.5% Senior Secured Notes due 2013, which required LCC to refinance subordinated debt with new subordinated debt.  The amendment permits the refinancing of subordinated debt with senior debt.  As a result, Lyondell issued $510 million of LCC 6.875% Senior Unsecured Notes due 2017, paying debt issuance costs of $8 million, and called the outstanding $500 million principal amount of LCC’s 10.875% Senior Subordinated Notes due 2009, which were paid in July 2007 at par.

During the six months ended June 30, 2007, LCC obtained an amendment to its senior secured credit facility reducing the then-current interest rate from LIBOR plus 1.75% to LIBOR plus 1.50% and removing the financial ratio maintenance covenants from the term loan.  In addition, LCC repaid $9 million principal amount of its term loan due 2013 and Millennium repaid $4 million principal amount of its 7.625% Senior Debentures due 2026.

Also, during the first six months of 2007, Equistar repaid $300 million of its 10.125% Senior Notes due 2008 and $300 million of its 10.625% Senior Notes due 2011, paying premiums totaling $32 million, and Millennium repaid the remaining $373 million of its 9.25% Senior Notes due 2008, paying a premium of $13 million.  As a result of the repayment of the 9.25% Senior Notes, Millennium is no longer prohibited from making certain restricted payments, including cash dividends to Lyondell, nor is it required to maintain financial ratios.

As of June 30, 2007, based on a quarterly test related to the price of Lyondell common stock, Millennium’s 4% Convertible Senior Debentures were convertible into Lyondell common stock at a conversion rate of 75.763 Lyondell shares per one thousand dollar principal amount of the Debentures.  The principal amount of Debentures that had been converted into shares of Lyondell common stock as of June 30, 2007 was not significant.

Current maturities of long-term debt at June 30, 2007 included $500 million of LCC’s 10.875% Senior Subordinated Notes due 2009, which was called in June 2007, and $18 million of LCC’s term loan due 2013.  At December 31, 2006, current maturities of long-term debt included $18 million of LCC’s term loan due 2013.

Amortization of debt premiums, including adjustments to fair values included in accounting for the acquisition of Millennium, debt discounts and debt issuance costs resulted in a net credit of $4 million and $5 million for the three-month periods ended June 30, 2007 and 2006, respectively, and a net credit of $7 million and $10 million for the six-month periods ended June 30, 2007 and 2006, respectively, that were included in interest expense in the Consolidated Statements of Income.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.       Pension and Other Postretirement Benefits

Net periodic pension benefits included the following cost components:

	For the three months ended June 30, 2007		For the six months ended June 30, 2007
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$13	$3	$26	$5
Interest cost	21	2	44	5
Recognized return on plan assets	(23)	(3)	(48)	(6)
Amortization	1	1	5	1
Net periodic pension benefit cost	$12	$3	$27	$5

	For the three months ended June 30, 2006		For the six months ended June 30, 2006
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$11	$4	$22	$7
Interest cost	19	3	39	6
Recognized return on plan assets	(18)	(4)	(37)	(7)
Amortization	5	1	11	2
Net periodic pension benefit cost	$17	$4	$35	$8

Net periodic other postretirement benefits, which are provided to U.S. employees, included the following cost components:

	For the three months ended June 30,		For the six months ended June 30,
Millions of dollars	2007	2006	2007	2006
Service cost	$2	$1	$3	$2
Interest cost	3	3	7	6
Amortization	(2)	- -	(4)	(1)
Net periodic other postretirement benefit cost	$3	$4	$6	$7

Lyondell made $92 million of voluntary contributions to its pension plans during the six months ended June 30, 2007, and expects to make required contributions of $10 million during the last six months of 2007.

13.       Income Taxes

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

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.       Income Taxes – (Continued)

Tax benefits totaling $179 million relating to uncertain tax positions taken in prior years, including $44 million pertaining to discontinued operations, were unrecognized as of January 1, 2007 (see Note 2).  As a result of the sale of the inorganic chemicals business, this amount decreased by the $44 million.  There were no other material changes in the amount of unrecognized benefits during the six months ended June 30, 2007.

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

The effective income tax rate for the first six months of 2007 was 31%, compared to an estimated income tax rate of 35% used in the first quarter of 2007, primarily due to a benefit from newly-enacted Texas state legislation, allowing the carryforward of certain tax losses for state income tax purposes.  The estimated annual effective income tax rate used for the first six months of 2006 was 39%, and was higher than the statutory rate primarily due to the effects of non-U.S. operations.

14.       Commitments and Contingencies

Asset Retirement Obligation—Lyondell believes that there are asset retirement obligations associated with some of its facilities, but that the present value of those obligations normally is not material in the context of an indefinite expected life of the facilities.  Lyondell continually reviews the optimal future alternatives for its facilities.  In many cases, the amount and timing of costs, if any, that may be incurred as a result of such reviews are not known and no decisions have been reached, but if a decision were reached, in accordance with local laws and customs, to retire one or more facilities in the foreseeable future, the asset retirement costs could range from $0 to $30 million, depending upon the scope of the required work and other factors.  At June 30, 2007 and December 31, 2006, the balance of the liability that had been recognized for all asset retirement obligations was $12 million.  In addition, any decision to retire a facility would result in other costs, including employment related costs.

Environmental Remediation—Lyondell’s accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $181 million and $176 million as of June 30, 2007 and December 31, 2006, respectively.  The remediation expenditures are expected to occur over a number of years, and not to be concentrated in any single year.  In the opinion of management, there is no material estimable range of reasonably possible loss in excess of the liabilities recorded for environmental remediation.  However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in investigations by regulatory agencies, could require Lyondell to reassess its potential exposure related to environmental matters.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.       Commitments and Contingencies – (Continued)

The following table summarizes the activity in Lyondell’s accrued environmental liability for the six months ended June 30:

Millions of dollars	2007	2006
Balance at January 1	$176	$171
Additional provisions	10	6
Amounts paid	(5)	(6)
Balance at June 30	$181	$171

The liabilities for individual sites range from less than $1 million to $112 million.  The $112 million liability relates to the Kalamazoo River Superfund Site.

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

As of June 30, 2007, the probable future remediation spending associated with the river cannot be determined with certainty.  Although the KRSG study identified a broad range of remedial options, not all of those options would represent reasonably possible outcomes.  Management does not believe that it can identify a single remedy among those options that would represent the highest-cost reasonably possible outcome.  However, in 2004, Lyondell recognized a liability representing Millennium’s interim allocation of 55% of the $73 million total of estimated cost of riverbank stabilization, recommended as the preferred remedy in 2000 by the KRSG study, and of certain other costs.

New information has since been obtained about regulatory oversight costs and other remediation costs, including a proposed remedy to be applied to a specific portion of the river.  As a result, Lyondell recognized $8 million in the first six months of 2007 for additional estimated probable future remediation costs.  The activities related to the specific portion of the river are expected to be completed in 3 to 4 years and may provide Lyondell with a basis for estimating the probable future remediation cost of the Kalamazoo River.  At June 30, 2007, the balance of this liability was $65 million.

In addition, in 2004, Lyondell recognized a liability primarily related to Millennium’s estimated share of remediation costs for two former paper mill sites and associated landfills, which are also part of the Kalamazoo River Superfund Site.  At June 30, 2007, the balance of the liability was $47 million.  Although no final agreement has been reached as to the ultimate remedy for these locations, Millennium has begun remediation activity related to these sites.

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

The balance, at June 30, 2007, of Lyondell remediation liabilities related to Millennium sites other than the Kalamazoo River Superfund Site was $41 million.

MTBE—The presence of methyl tertiary butyl ether (“MTBE”) in some water supplies in certain U.S. states due to gasoline leaking from underground storage tanks and in surface water from recreational water craft led to public concern about the use of MTBE and resulted in U.S. federal and state governmental initiatives to reduce or ban the use of MTBE.  Substantially all refiners and blenders have discontinued the use of MTBE in the U.S.

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

Litigation—On April 12, 2005, BASF Corporation (“BASF”) filed a lawsuit in New Jersey against Lyondell asserting various claims relating to alleged breaches of a PO sales contract and seeking damages in excess of $100 million.  The trial started on June 18, 2007.  Lyondell believes the maximum refund due to BASF is $22.5 million on such PO sales.  Lyondell believes that it has valid defenses to claims seeking damages above such amount and is vigorously defending them.  Management does not expect the resolution of the claims to result in any material adverse effect on the financial position, liquidity or results of operations of Lyondell.

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

Indemnification—Lyondell and its joint ventures are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation of joint ventures.  For example, Lyondell entered into indemnification arrangements in connection with the transfer of assets and liabilities from Atlantic Richfield Company to Lyondell prior to Lyondell’s initial public offering and in connection with Lyondell’s acquisition of the outstanding shares of ARCO Chemical Company; Equistar and its owner companies (including Lyondell and Millennium) entered into indemnification arrangements in connection with the formation of Equistar; and Millennium entered into indemnification arrangements in connection with its demerger from Hanson plc.  Pursuant to these arrangements, Lyondell and its joint ventures provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions.  These indemnification arrangements typically include provisions pertaining to third party claims relating to environmental and tax matters and various types of litigation.  As of June 30, 2007, Lyondell has not accrued any significant amounts for such indemnification obligations, and is not aware of other circumstances that would be likely to lead to significant future indemnification claims against Lyondell.  Lyondell cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.

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

15.       Stockholders’ Equity

In January 2007, Occidental Chemical Holding Corporation, a subsidiary of Occidental (“OCHC”), notified Lyondell that it was exercising the warrant held by OCHC for the purchase of 5 million shares of Lyondell common stock for $25 per share.  The terms of the warrant provided that Lyondell could elect to net settle the exercise by delivering that number of shares of Lyondell common stock having a market value equal to the difference between the exercise price and the market price.  In February 2007, pursuant to the terms of the warrant, OCHC received a net payment of 682,210 shares of Lyondell common stock, having a value of $20 million.  Subsequently, OCHC sold its remaining shares of Lyondell common stock.

The tax benefits of stock options exercised during the six months ended June 30, 2007 and 2006 were $19 million and less than $1 million, respectively.

16.       Per Share Data

Basic earnings per share for the periods presented is computed based upon the weighted average number of shares of common stock outstanding during the periods.  Diluted earnings per share also include the effect of outstanding stock options, warrants and restricted stock.  Additionally, diluted earnings per share for the three and six months ended June 30, 2007 and 2006 include the effect of the assumed conversion of Millennium’s 4% Convertible Senior Debentures into Lyondell common stock.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.       Per Share Data – (Continued)

Earnings per share data and dividends declared per share of common stock were as follows:

	For the three months ended June 30,		For the six months ended June 30,
In millions	2007	2006	2007	2006
Income from continuing operations	$271	$129	$277	$415
After-tax interest expense on 4% Convertible Senior Debentures	- -	- -	1	1
Income from continuing operations, assuming conversion of 4% Convertible Senior Debentures	271	129	278	416
Income (loss) from discontinued operations, net of tax	(95)	31	(82)	35
Net income assuming conversion of 4% Convertible Senior Debentures	$176	$160	$196	$451

In millions of shares
Basic weighted average shares	252.9	247.4	252.0	247.1
Effect of dilutive securities:
4% Convertible Senior Debentures	11.4	11.0	11.3	10.9
Stock options, warrants and restricted stock	1.4	1.7	1.4	1.7
Dilutive potential shares	265.7	260.1	264.7	259.7

Earnings per share:
Basic:
Continuing operations	$1.07	$0.53	$1.10	$1.68
Discontinued operations	(0.38)	0.12	(0.33)	0.14
	$0.69	$0.65	$0.77	$1.82
Diluted:
Continuing operations	$1.02	$0.50	$1.05	$1.61
Discontinued operations	(0.36)	0.12	(0.31)	0.13
	$0.66	$0.62	$0.74	$1.74

Antidilutive stock options and warrants in millions	- -	6.2	0.4	6.2

Dividends declared per share of common stock	$0.225	$0.225	$0.45	$0.45

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.       Comprehensive Income

The components of comprehensive income were as follows:

	For the three months ended June 30,		For the six months ended June 30,
Millions of dollars	2007	2006	2007	2006
Net income	$176	$160	$195	$450
Other comprehensive income (loss), net of tax:
Continuing operations:
Foreign currency translation	19	51	36	82
Amortization of actuarial and investment loss included in net periodic benefit cost	1	- -	1	- -

Discontinued operations:
Foreign currency translation	8	7	17	26
Sale of discontinued operations	(72)	- -	(72)	- -
Total other comprehensive income (loss)	(44)	58	(18)	108
Comprehensive income	$132	$218	$177	$558

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

On May 15, 2007, Lyondell completed the sale of its worldwide inorganic chemicals business (see Note 3).

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.       Segment and Related Information – (Continued)

Summarized financial information concerning reportable segments is shown in the following table for the periods presented:

Millions of dollars	EC&D	PO&RP	Refining		Other	Total

For the three months ended June 30, 2007:
Sales and other operating revenues:
Customer	$2,867	$2,041		$2,546	$28	$7,482
Intersegment	798	128		247	(1,173)	- -
	3,665	2,169		2,793	(1,145)	7,482

Operating income (loss)	95	133		387	(16)	599

For the three months ended June 30, 2006:
Sales and other operating revenues:
Customer	$3,012	$1,674	$	- -	$29	$4,715
Intersegment	389	89		- -	(478)	- -
	3,401	1,763		- -	(449)	4,715

Operating income	181	108		- -	2	291
Income from equity investments	- -	3		86	- -	89

For the six months ended June 30, 2007:
Sales and other operating revenues:
Customer	$5,248	$3,726		$4,238	$59	$13,271
Intersegment	1,408	201		439	(2,048)	- -
	6,656	3,927		4,677	(1,989)	13,271

Operating income (loss)	172	160		465	(19)	778
Income from equity investments	- -	2		- -	- -	2

For the six months ended June 30, 2006:
Sales and other operating revenues:
Customer	$5,818	$3,257	$	- -	$58	$9,133
Intersegment	735	150		- -	(885)	- -
	6,553	3,407		- -	(827)	9,133

Operating income (loss)	480	225		- -	(2)	703
Income from equity investments	- -	2		177	- -	179

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.       Segment and Related Information – (Continued)

Sales and other operating revenues and operating income in the “Other” column above include elimination of intersegment transactions and businesses that are not reportable segments.

19.       Subsequent Event

On July 16, 2007, Lyondell, Basell AF, a Luxembourg company (“Basell”), and BIL Acquisition Holdings Limited, a Delaware corporation and a wholly owned subsidiary of Basell (“Merger Sub”) entered into an agreement and plan of merger pursuant to which Merger Sub will be merged with and into Lyondell with Lyondell continuing as the surviving corporation and a wholly owned subsidiary of Basell.  Pursuant to the merger, each outstanding share of Lyondell's common stock will be converted into the right to receive $48 per share in cash.

In connection with entering into the merger agreement, Lyondell’s rights agreement (which imposes significant dilution upon any person or group that acquires 15% or more of Lyondell’s outstanding common equity without the prior approval of Lyondell’s board of directors) was amended to provide that none of the execution, delivery or performance of the merger agreement and the completion of the merger will trigger the provisions of the rights agreement.

The proposed merger is subject to approval by Lyondell’s shareholders, the receipt of regulatory approvals, including non-U.S. competition approvals, and other customary closing conditions.  The required waiting period for U.S. antitrust approval has expired.  The proposed merger is expected to close within the next several months.

The merger agreement restricts Lyondell’s ability to take specified actions without Basell’s approval including, among other things, making significant acquisitions, dispositions or investments, making certain significant capital expenditures not contemplated by Lyondell’s current capital plan, and entering into certain material contracts.  The merger agreement also contains certain termination rights, and provides that, upon termination of the merger agreement under specified circumstances, Lyondell will be required to pay to Basell a termination fee of $385 million.

As a result of the proposed merger, the debt and accounts receivable sales facilities of LCC, Equistar and Millennium will be affected to varying degrees.  If not amended, the credit facilities and accounts receivable sales facilities of LCC and Equistar would be terminated at the closing.  The indentures governing all of LCC’s and Equistar’s debt, with the exception of LCC’s Debentures due 2010 and 2020 and Equistar’s Notes due 2009 and Debentures due 2026, contain put rights, which may be available to the debt holders as a result of the merger.  Millennium’s Notes due 2026 do not contain a put right.  Millennium’s 4% convertible debentures would be convertible at the conversion rate into the $48 cash per share merger consideration.  In addition, depending on the financing structure of the merger, certain of the debt facilities may be amended or terminated.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.       Supplemental Guarantor Information

Certain Lyondell entities are guarantors, jointly and severally, of the following LCC debt (see Note 11):

-	Senior Secured Notes due 2012, 11.125%
-	Senior Secured Notes due 2013, 10.5%
-	Senior Unsecured Notes due 2014, 8%
-	Senior Unsecured Notes due 2016, 8.25%
-	Senior Unsecured Notes due 2017, 6.875%, and
-	Senior Subordinated Notes due 2009, 10.875%.

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

The following condensed consolidating financial information present supplemental information as of June 30, 2007 and December 31, 2006 and for the three- and six-month periods ended June 30, 2007 and 2006.  In this note, LCC refers to the parent company, Lyondell Chemical Company.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

BALANCE SHEET
As of June 30, 2007

Millions of dollars	LCC	Guarantors		Equistar		Non- Guarantors		Eliminations		Consolidated

Inventories	$279		$390		$704		$524		$(2)	$1,895
Accounts receivable – affiliates	3,529		1,655		318		970		(6,472)	- -
Other current assets	823		370		1,089		1,010		- -	3,292
Property, plant and equipment, net	569		2,816		2,812		2,278		- -	8,475
Investments and long-term receivables	5,290		3,921		51		2,126		(10,498)	890
Long-term receivables – affiliates	2,947		2,109		- -		465		(5,521)	- -
Goodwill, net	699		141		- -		533		- -	1,373
Other assets, net	260		148		270		189		- -	867
Total assets	$14,396		$11,550		$5,244		$8,095		$(22,493)	$16,792

Current maturities of long-term debt	$518	$	- -	$	- -	$	- -	$	- -	$518
Accounts payable – affiliates	2,204		2,697		631		940		(6,472)	- -
Other current liabilities	647		760		1,152		729		- -	3,288
Long-term debt	4,687		- -		1,553		407		- -	6,647
Long-term payables – affiliates	1,716		2,909		- -		896		(5,521)	- -
Other liabilities	445		93		383		349		- -	1,270
Deferred income taxes	846		- -		- -		773		- -	1,619
Minority interests	- -		- -		1		116		- -	117
Stockholders’ equity	3,333		5,091		1,524		3,885		(10,500)	3,333
Total liabilities and stockholders’ equity	$14,396		$11,550		$5,244		$8,095		$(22,493)	$16,792

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

BALANCE SHEET
As of December 31, 2006

Millions of dollars	LCC	Guarantors		Equistar		Non- Guarantors		Eliminations		Consolidated

Inventories	$246		$343		$809		$486		$(7)	$1,877
Accounts receivable – affiliates	3,223		1,644		221		510		(5,598)	- -
Other current assets	308		337		1,128		809		- -	2,582
Current assets held for sale	- -		- -		- -		687		- -	687
Property, plant and equipment, net	573		2,805		2,846		2,318		- -	8,542
Investments and long-term receivables	5,685		3,686		59		1,299		(9,836)	893
Long-term receivables – affiliates	2,816		2,054		- -		267		(5,137)	- -
Goodwill, net	699		142		- -		491		- -	1,332
Other assets, net	268		118		296		182		- -	864
Long-term assets held for sale	- -		- -		- -		1,069		- -	1,069
Total assets	$13,818		$11,129		$5,359		$8,118		$(20,578)	$17,846

Current maturities of long-term debt	$18	$	- -	$	- -	$	- -	$	- -	$18
Accounts payable – affiliates	2,192		2,402		174		830		(5,598)	- -
Other current liabilities	663		587		1,043		555		- -	2,848
Current liabilities associated with assets held for sale	- -		- -		- -		341		- -	341
Long-term debt	4,954		- -		2,160		822		- -	7,936
Long-term payables – affiliates	1,557		2,839		- -		741		(5,137)	- -
Other liabilities	456		118		377		502		- -	1,453
Deferred income taxes	790		- -		- -		747		- -	1,537
Long-term liabilities associated with assets held for sale	- -		- -		- -		391		- -	391
Minority interests	- -		- -		1		133		- -	134
Stockholders’ equity	3,188		5,183		1,604		3,056		(9,843)	3,188
Total liabilities and stockholders’ equity	$13,818		$11,129		$5,359		$8,118		$(20,578)	$17,846

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF INCOME
For the Three Months Ended June 30, 2007

Millions of dollars	LCC	Guarantors	Equistar	Non- Guarantors		Eliminations	Consolidated

Sales and other operating revenues	$1,220	$2,795	$3,534		$1,416	$(1,483)	$7,482
Cost of sales	1,172	2,398	3,362		1,226	(1,483)	6,675
Selling, general and administrative expenses	67	7	72		43	- -	189
Research and development expenses	9	- -	9		1	- -	19
Operating income (loss)	(28)	390	91		146	- -	599
Interest expense, net	(110)	- -	(50)		(1)	- -	(161)
Other income (expense), net	(23)	(1)	(32)		14	- -	(42)
Income from equity investments	273	126	- -		3	(402)	- -
Intercompany income (expense)	8	51	- -		(59)	- -	- -
(Provision for) benefit from income taxes	78	(172)	(1)		(30)	- -	(125)
Loss from discontinued operations, net of tax	(22)	- -	- -		(73)	- -	(95)
Net income	$176	$394	$8	$	- -	$(402)	$176

STATEMENT OF INCOME
For the Three Months Ended June 30, 2006

					Non-
Millions of dollars	LCC	Guarantors		Equistar	Guarantors	Eliminations	Consolidated

Sales and other operating revenues	$1,017	$	- -	$3,278	$1,042	$(622)	$4,715
Cost of sales	946		2	3,028	913	(621)	4,268
Selling, general and administrative expenses	46		- -	61	30	- -	137
Research and development expenses	9		- -	9	1	- -	19
Operating income (loss)	16		(2)	180	98	(1)	291
Interest income (expense), net	(72)		3	(52)	(30)	- -	(151)
Other income (expense), net	(2)		2	- -	1	- -	1
Income from equity investments	183		249	- -	42	(385)	89
Intercompany income (expense)	(25)		67	- -	(42)	- -	- -
(Provision for) benefit from income taxes	60		(120)	- -	(41)	- -	(101)
Income from discontinued operations, net of tax	- -		- -	- -	31	- -	31
Net income	$160		$199	$128	$59	$(386)	$160

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF INCOME
For the Six Months Ended June 30, 2007

Millions of dollars	LCC	Guarantors	Equistar	Non- Guarantors	Eliminations	Consolidated

Sales and other operating revenues	$2,140	$4,679	$6,403	$2,634	$(2,585)	$13,271
Cost of sales	2,114	4,199	6,100	2,289	(2,585)	12,117
Selling, general and administrative expenses	121	12	131	75	- -	339
Research and development expenses	17	- -	18	2	- -	37
Operating income (loss)	(112)	468	154	268	- -	778
Interest income (expense), net	(222)	1	(103)	(11)	- -	(335)
Other income (expense), net	(24)	(2)	(32)	18	- -	(40)
Income from equity investments	381	226	1	7	(613)	2
Intercompany income (expense)	19	88	- -	(107)	- -	- -
(Provision for) benefit from income taxes	175	(247)	(1)	(55)	- -	(128)
Loss from discontinued operations, net of tax	(22)	- -	- -	(60)	- -	(82)
Net income	$195	$534	$19	$60	$(613)	$195

STATEMENT OF INCOME
For the Six Months Ended June 30, 2006

					Non-
Millions of dollars	LCC	Guarantors		Equistar	Guarantors	Eliminations	Consolidated

Sales and other operating revenues	$1,997	$	- -	$6,314	$1,968	$(1,146)	$9,133
Cost of sales	1,837		4	5,698	1,752	(1,142)	8,149
Selling, general and administrative expenses	78		- -	109	57	- -	244
Research and development expenses	19		- -	17	1	- -	37
Operating income (loss)	63		(4)	490	158	(4)	703
Interest income (expense), net	(142)		6	(105)	(35)	- -	(276)
Other income (expense), net	(5)		76	(1)	8	- -	78
Income from equity investments	475		602	- -	116	(1,014)	179
Intercompany income (expense)	(54)		130	- -	(76)	- -	- -
(Provision for) benefit from income taxes	113		(307)	- -	(75)	- -	(269)
Income from discontinued operations, net of tax	- -		- -	- -	35	- -	35
Net income	$450		$503	$384	$131	$(1,018)	$450

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2007

Millions of dollars	LCC	Guarantors	Equistar	Non- Guarantors	Eliminations		Consolidated
Net cash provided by (used in) operating activities – continuing operations	$(447)	$1,164	$191	$53		$(357)	$604
Net cash used in operating activities – discontinued operations	- -	- -	- -	(113)		- -	(113)
Net cash provided by (used in) operating activities	(447)	1,164	191	(60)		(357)	491

Expenditures for property, plant and equipment	(18)	(118)	(90)	(16)		- -	(242)
Payments to discontinued operations	- -	- -	- -	(97)		- -	(97)
Acquisition of Houston Refining LP and related payments	(94)	- -	- -	- -		- -	(94)
Contributions and advances to affiliates	(26)	- -	- -	- -		- -	(26)
Loans to affiliates	- -	(31)	- -	(628)		659	- -
Other, net	765	- -	8	27		(787)	13
Net cash provided by (used in) investing activities – continuing operations	627	(149)	(82)	(714)		(128)	(446)
Net proceeds from sale of discontinued operations before required repayment of debt	- -	- -	- -	1,089		- -	1,089
Other net cash provided by investing activities – discontinued operations	- -	- -	- -	82		- -	82
Net cash provided by (used in) investing activities	627	(149)	(82)	457		(128)	725

Repayment of long-term debt	(297)	- -	(632)	(390)		- -	(1,319)
Issuance of long-term debt	510	- -	- -	- -		- -	510
Proceeds from notes payable to affiliates	159	- -	500	- -		(659)	- -
Dividends paid	(114)	(265)	- -	(3)		268	(114)
Proceeds from and tax benefits of stock option exercises	77	- -	- -	- -		- -	77
Distributions to owners	- -	(776)	(100)	- -		876	- -
Other, net	3	16	- -	1		- -	20
Net cash provided by (used in) financing activities – continuing operations	338	(1,025)	(232)	(392)		485	(826)
Debt required to be repaid upon sale of discontinued operations	- -	- -	- -	(99)		- -	(99)
Net cash provided by financing activities –discontinued operations	- -	- -	- -	23		- -	23
Net cash provided by (used in) financing activities	338	(1,025)	(232)	(468)		485	(902)

Effect of exchange rate changes on cash	- -	- -	- -	2		- -	2
Increase (decrease) in cash and cash equivalents	518	(10)	(123)	(69)		- -	316
Cash and cash equivalents at beginning of period	92	80	133	141		- -	446
Cash and cash equivalents at end of period – continuing operations	$610	$70	$10	$72	$	- -	$762

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2006

Millions of dollars	LCC	Guarantors		Equistar	Non- Guarantors	Eliminations		Consolidated
Net cash provided by operating activities – continuing operations	$48		$391	$427	$262		$(671)	$457
Net cash provided by operating activities – discontinued operations	- -		- -	- -	(19)		- -	(19)
Net cash provided by operating activities	48		391	427	243		(671)	438

Expenditures for property, plant and equipment	(18)		- -	(63)	(20)		- -	(101)
Payments to discontinued operations	- -		- -	- -	(31)		- -	(31)
Distributions from affiliates in excess of earnings	1		- -	- -	- -		(1)	- -
Contributions and advances to affiliates	(57)		- -	- -	(3)		3	(57)
Loans to affiliates	- -		(20)	- -	(139)		159	- -
Other, net	3		- -	2	1		- -	6
Net cash used in investing activities – continuing operations	(71)		(20)	(61)	(192)		161	(183)
Net cash used in investing activities – discontinued operations	- -		- -	- -	8		- -	8
Net cash used in investing activities	(71)		(20)	(61)	(184)		161	(175)

Repayment of long-term debt	(53)		- -	(150)	(240)		- -	(443)
Proceeds from notes payable to affiliates	159		- -	- -	- -		(159)	- -
Dividends paid	(111)		(38)	- -	- -		38	(111)
Proceeds from and tax benefits of stock option exercises	9		- -	- -	- -		- -	9
Distributions to owners	- -		(333)	(300)	(1)		634	- -
Contributions from owners	- -		- -	- -	3		(3)	- -
Other	- -		- -	1	(1)		- -	- -
Net cash provided by (used in) financing activities – continuing operations	4		(371)	(449)	(239)		510	(545)
Net cash provided by financing activities – discontinued operations	- -		- -	- -	5		- -	5
Net cash provided by (used in) financing activities	4		(371)	(449)	(234)		510	(540)

Effect of exchange rate changes on cash	- -		- -	- -	4		- -	4
Decrease in cash and cash equivalents	(19)		- -	(83)	(171)		- -	(273)
Cash and cash equivalents at beginning of period	63		- -	215	315		- -	593
Cash and cash equivalents at end of period	44		- -	132	144		- -	320
Less: Cash and cash equivalents at end of period – discontinued operations	- -		- -	- -	44		- -	44
Cash and cash equivalents at end of period – continuing operations	$44	$	- -	$132	$100	$	- -	$276

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

In addition to comparisons of current operating results with the same period in the prior year, Lyondell has included, as additional disclosure, certain “trailing quarter” comparisons of second quarter 2007 operating results to first quarter 2007 operating results.  Lyondell’s businesses are highly cyclical, in addition to experiencing some less significant seasonal effects.  Trailing quarter comparisons may offer important insight into current business directions.

References to industry benchmark prices or costs, including the weighted average cost of ethylene production, are generally to industry prices and costs reported by Chemical Marketing Associates, Incorporated (“CMAI”), except that crude oil, natural gas and naphtha benchmark price references are to industry prices reported by Platts, a reporting service of The McGraw-Hill Companies.

PROPOSED MERGER

On July 16, 2007, Lyondell, Basell AF, a Luxembourg company (“Basell”), and BIL Acquisition Holdings Limited, a Delaware corporation and a wholly owned subsidiary of Basell (“Merger Sub”), entered into an agreement and plan of merger pursuant to which Merger Sub will be merged with and into Lyondell with Lyondell continuing as the surviving corporation and a wholly owned subsidiary of Basell.  Pursuant to the merger, each outstanding share of Lyondell's common stock will be converted into the right to receive $48 per share in cash.

In connection with entering into the merger agreement, Lyondell’s rights agreement (which imposes significant dilution upon any person or group that acquires 15% or more of Lyondell’s outstanding common equity without the prior approval of Lyondell’s board of directors) was amended to provide that none of the execution, delivery or performance of the merger agreement and the completion of the merger will trigger the provisions of the rights agreement.

The proposed merger is subject to approval by Lyondell’s shareholders, the receipt of regulatory approvals, including non-U.S. competition approvals, and other customary closing conditions.  The required waiting period for U.S. antitrust approval has expired.  The proposed merger is expected to close within the next several months; however, there can be no assurance that the proposed merger will be completed.

The merger agreement restricts Lyondell’s ability to take specified actions without Basell’s approval including, among other things, making significant acquisitions, dispositions or investments, making certain significant capital expenditures not contemplated by Lyondell’s current capital plan, and entering into certain material contracts.  The merger agreement also contains certain termination rights, and provides that, upon termination of the merger agreement under specified circumstances, Lyondell will be required to pay to Basell a termination fee of $385 million.

As a result of the proposed merger, the debt and accounts receivable sales facilities of LCC, Equistar and Millennium will be affected to varying degrees.  If not amended, the credit facilities and accounts receivable sales facilities of LCC and Equistar would be terminated at the closing.  The indentures governing all of LCC’s and Equistar’s debt, with the exception of LCC’s Debentures due 2010 and 2020 and Equistar’s Notes due 2009 and Debentures due 2026, contain put rights, which may be available to the debt holders as a result of the merger.  Millennium’s Notes due 2026 do not contain a put right.  Millennium’s 4% convertible debentures would be convertible at the conversion rate into the $48 cash per share merger consideration.  In addition, depending on the financing structure of the merger, certain of the debt facilities may be amended or terminated.

Basell intends to finance the merger consideration with borrowings and, as a result, Lyondell would become more levered, which would exacerbate the risks relating to Lyondell’s level of debt.  In July 2007, Standard and Poor’s Rating Services placed its credit ratings for Lyondell, Equistar and Millennium debt on CreditWatch with negative implications and Moody’s Investor Service placed the ratings of Lyondell, Equistar and Millennium under review for possible downgrade, each as a result of the anticipated post-merger capital structure.

Lyondell will send its shareholders a proxy statement in connection with the proposed merger.  Investors and security holders are urged to read that document for more information about the proposed merger.

OVERVIEW

General—Lyondell is a leading global manufacturer of chemicals and plastics, a refiner of heavy, high sulfur crude oil and a significant producer of fuel products.  Lyondell’s continuing operations primarily comprise the ethylene, co-products and derivatives (“EC&D”) segment, the propylene oxide and related products (“PO&RP”) segment and the refining segment.

On May 15, 2007, Lyondell completed the sale of its worldwide inorganic chemicals business in a transaction valued at approximately $1.3 billion, including the acquisition of working capital and the assumption of certain liabilities directly related to the business (see Note 3 to the Consolidated Financial Statements).  Substantially all of the inorganic chemicals business segment is being reported as a discontinued operation, including comparative periods presented.  Unless otherwise indicated, the following discussion of Lyondell’s operating results relates only to Lyondell’s continuing operations.

The Refining segment consists of the operations of Houston Refining LP (“Houston Refining”), which is consolidated prospectively from August 16, 2006.  Prior to Lyondell’s August 16, 2006 purchase of the 41.25% interest in Houston Refining held by its joint venture partner, CITGO Petroleum Corporation (“CITGO”), Lyondell accounted for its investment in Houston Refining using the equity method.

During the second quarter and first six months of 2007 compared to the same periods in 2006, stronger gasoline markets benefited refining margins and margins for other fuel products.  However, for chemical products, particularly ethylene and polyethylene, the same market factors contributed to higher raw material costs and put pressure on product margins.

Lyondell’s second quarter 2007 results, compared to the second quarter 2006, primarily reflected the benefits of significantly higher refining margins and the increased ownership of Houston Refining, partly offset by lower operating results in the EC&D segment and second quarter 2007 debt-related charges of $43 million.

For the first six months of 2007 compared to the first six months of 2006, the benefits of the higher second quarter 2007 refining margins were more than offset by the combined effects of:

•	lower product margins in the EC&D segment,
•	a planned first quarter 2007 maintenance turnaround at the refinery,
•	net charges of $72 million related to commercial disputes, including amounts associated with the shutdown of the Lake Charles toluene diisocyanate (“TDI”) facility, and
•	the debt-related charges.

Lyondell’s results for the first six months of 2006 also included a $70 million net benefit from a commercial settlement.

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

Lyondell has the ability to shift its ratio of raw materials used in the production of ethylene and co-products to take advantage of the relative costs of liquids and NGLs.  Although the prices of these raw materials are generally related to crude oil and natural gas prices, during specific periods the relationships among these materials and benchmarks may vary significantly.

The following table shows the average U.S. benchmark prices for crude oil and natural gas for the applicable periods, as well as benchmark U.S. sales prices for ethylene and propylene, which Lyondell produces and sells.  Propylene is also a key raw material for Lyondell’s PO&RP business segment.  The benchmark weighted average cost of ethylene production, which is reduced by co-product revenues, is based on CMAI’s estimated ratio of heavy liquid raw materials and NGLs used in U.S. ethylene production and is subject to revision.  See the discussion of the EC&D segment’s operating results below for additional details.

	Average Benchmark Price
	For the three months ended		For the six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Crude oil – dollars per barrel	64.87	70.47	61.43	66.88
Natural gas – dollars per million BTUs	7.25	6.48	6.91	7.00
NWE Naphtha – dollars per barrel	74.46	66.89	68.04	63.32
Weighted average cost of ethylene production – cents per pound	33.84	32.28	31.37	30.90
Ethylene – cents per pound	44.67	46.50	42.33	48.42
Propylene – cents per pound	49.92	48.17	46.52	45.83

For crude oil, the table above reflects the average quoted price for West Texas Intermediate (“WTI”) crude oil, which Lyondell has historically presented as a benchmark crude oil price.  During the first six months of 2007, the WTI crude oil price has been lower relative to other benchmark crude oil prices such as Brent crude oil.  The benchmark prices of certain crude oil-based liquids, particularly Northwest Europe (“NWE”) naphthas, which are representative of trends in certain market prices, have risen disproportionately compared to the WTI benchmark crude oil prices.  The average benchmark price of NWE naphthas was 11% and 7% higher in the second quarter and first six months of 2007, respectively, compared to the same periods in 2006, and was indicative of price pressures on Lyondell’s raw material costs.

RESULTS OF OPERATIONS

Revenues—Lyondell’s revenues were $7,482 million in the second quarter 2007 compared to $4,715 million in the second quarter 2006 and $13,271 million in the first six months of 2007 compared to $9,133 million in the first six months of 2006.  The consolidation of Houston Refining in 2006 added $2,258 million and $3,787 million to Lyondell’s revenues in the second quarter and first six months of 2007, respectively.  The remaining increases of $509 million, or 11%, in the second quarter 2007 and $351 million, or 4%, in the first six months of 2007 were due to both higher average product sales prices and higher sales volumes for most Lyondell products.

Cost of Sales—Lyondell’s cost of sales were $6,675 million in the second quarter 2007 compared to $4,268 million in the second quarter 2006 and $12,117 million for the first six months of 2007 compared to $8,149 million for the first six months of 2006.  The consolidation of Houston Refining in 2006 added $1,864 million to Lyondell’s cost of sales in the second quarter of 2007 and $3,311 million in the first six months of 2007.  The second quarter and first six months of 2007 also included $10 million and $72 million, respectively, of net charges related to commercial disputes, including amounts associated with the 2005 shutdown of Lyondell’s Lake Charles TDI facility.  The remaining increases in the second quarter and first six months of 2007 of $533 million, or 12%, and $585 million, or 7%, respectively, were the result of higher costs, primarily higher average raw material costs, and higher sales volumes.

SG&A Expenses—Selling, general and administrative (“SG&A”) expenses were $189 million in the second quarter 2007 compared to $137 million in the second quarter 2006, and $339 million for the first six months of 2007 compared to $244 million for the first six months of 2006.  Lyondell’s SG&A expenses in the second quarter and first six months of 2007 included Houston Refining SG&A expenses of $6 million and $11 million, respectively.  The remaining increases were primarily attributable to higher compensation expense, including higher incentive compensation expense related to Lyondell’s higher common stock price during 2007.

Operating Income—Lyondell had operating income of $599 million in the second quarter 2007 compared to $291 million in the second quarter 2006, and $778 million in the first six months of 2007 compared to $703 million in the first six months of 2006.  Lyondell’s operating income included Houston Refining operating income of $387 million in the second quarter 2007 and $465 million in the first six months of 2007.  The second quarter and first six months of 2007 also included $10 million and $72 million, respectively, of net charges related to commercial disputes, including amounts associated with the 2005 shutdown of Lyondell’s Lake Charles TDI facility that negatively affected the PO&RP segment.  Lower operating results for Lyondell’s EC&D segment primarily contributed to the remaining decreases in both 2007 periods.  Operating results for each of Lyondell’s business segments are reviewed further in the “Segment Analysis” section below.

Interest Expense—Interest expense was $176 million in the second quarter 2007 compared to $158 million in the second quarter 2006, and $355 million in the first six months of 2007 compared to $295 million in the first six months of 2006.  The increases in interest expense for the second quarter and first six months of 2007 were primarily due to the effects of a net $2.6 billion increase in debt since June 30, 2006, primarily as a result of the purchase of CITGO’s 41.25% interest in Houston Refining, partly offset by net repayments of $1.3 billion principal amount of debt during the second quarter 2007.  See the “Financing Activities” section of “Financial Condition” below for a description of the debt issuance and repayments during the first six months of 2007 and 2006.

Other Income (Expense), Net—Lyondell had other expense, net, in the second quarter and first six months of 2007 of $42 million and $40 million, respectively, and other income, net, in the second quarter and first six months of 2006 of $1 million and $78 million, respectively.  Other expense, net, in both 2007 periods included $43 million of charges related to prepayments of debt and write-offs of related unamortized debt issuance costs.  Other income, net, in the first six months of 2006 included net payments of $74 million received by Lyondell in settlement of all disputes among Lyondell, CITGO and Petróleos de Venezuela, S.A. (“PDVSA”) and their respective affiliates.

Income from Equity Investment in Houston Refining—Lyondell had income from its equity investment in Houston Refining of $86 million in the second quarter 2006 and $177 million in the first six months of 2006.  Houston Refining’s operating results for the first six months of 2006 included an $8 million charge, of which Lyondell’s 58.75% share was $5 million, representing reimbursement of legal fees and expenses that had been paid by Lyondell on behalf of Houston Refining.  Houston Refining’s operating results are further reviewed in the discussion of the refining segment below.

Income Tax—The effective income tax rate for the first six months of 2007 was 31%, compared to an estimated income tax rate of 35% used in the first quarter of 2007, primarily due to a benefit from newly-enacted Texas state legislation, allowing the carryforward of certain tax losses for state income tax purposes.  The estimated annual effective income tax rate for 2007 excluding this benefit is 36%.  The estimated annual effective income tax rate used for the first six months of 2006 was 39%, and was higher than the statutory rate primarily due to the effects of non-U.S. operations.

Income from Continuing Operations—Lyondell’s income from continuing operations was $271 million in the second quarter 2007 compared to $129 million in the second quarter 2006 and $277 million in the first six months of 2007 compared to $415 million in the first six months of 2006.  The following table summarizes the major components contributing to income from continuing operations.

	For the three months ended		For the six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Millions of dollars
Operating income (loss) of:
EC&D segment	$95	$181	$172	$480
PO&RP segment	133	108	160	225
Refining	387	- -	465	- -
Other	(16)	2	(19)	(2)
Operating income	599	291	778	703
Income from equity investment in Houston Refining	- -	86	- -	177
Settlement with CITGO and PDVSA, net	- -	- -	- -	70
Interest expense, net	(161)	(151)	(335)	(276)
Other, net	(42)	4	(38)	10
Provision for income taxes	125	101	128	269
Income from continuing operations	$271	$129	$277	$415

The changes in income from continuing operations in the second quarter and first six months of 2007 compared to the same 2006 periods were primarily due to Lyondell’s increased ownership of Houston Refining and improved refining operating results, which were partially offset in the second quarter 2007 and more than offset in the first six months of 2007 by lower operating results for Lyondell’s EC&D business segment, higher interest expense and $43 million of charges related to debt prepayments.  In addition, the 2007 PO&RP segment results reflected net charges of $10 million and $72 million in the second quarter and first six months of 2007, respectively, related to commercial disputes.

The first six months of 2006 included the benefit of net payments received by Lyondell in settlement of all disputes among Lyondell, CITGO and PDVSA and their respective affiliates.

Income (Loss) from Discontinued Operations, Net of Tax—Lyondell had losses from discontinued operations, net of tax, in the second quarter and first six months 2007, of $95 million and $82 million, respectively, compared to income in the second quarter and first six months of 2006 of $31 million and $35 million, respectively.  The losses in the 2007 periods were primarily due to the May 15, 2007 sale of the discontinued operations and reflected the unfavorable tax effect of nondeductible capital losses resulting from the sale.

Second Quarter 2007 versus First Quarter 2007

Second quarter 2007 income from continuing operations of $271 million, increased from $6 million in the first quarter 2007, which included an after-tax charge of $40 million related to commercial arrangements associated with the 2005 shutdown of the Lake Charles TDI facility.  The remaining increase primarily reflected higher overall operating results in Lyondell’s business segments totaling $242 million after tax, primarily due to a significant increase in refining segment profitability and higher product margins for fuel products.  These were partially offset by the negative effect of higher raw material costs on chemical products in the EC&D and PO&RP segments.  The second quarter 2007 included after-tax charges of $28 million related to the prepayment of $1.3 billion of debt.  The operating results for each of Lyondell’s business segments are reviewed in the “Segment Analysis” section below.

Loss from discontinued operations, net of tax, was $95 million in the second quarter 2007 compared to income of $13 million in the first quarter 2007.  The loss in the second quarter 2007 was primarily due to the May 15, 2007 sale of the discontinued operations and reflected the unfavorable tax effect of nondeductible capital losses resulting from the sale.

Segment Analysis

Lyondell’s continuing operations are primarily in three reportable segments:  EC&D, PO&RP, and refining.  On May 15, 2007, Lyondell completed the sale of its worldwide inorganic chemicals business.  Substantially all of the inorganic chemicals business segment is being reported as a discontinued operation, including comparative periods presented.  Prior to August 16, 2006, Lyondell’s refining operations were conducted through its interest in Houston Refining.  The following tables reflect selected financial information for Lyondell’s reportable segments.

	For the three months ended			For the six months ended
	June 30,			June 30,
	2007		2006	2007		2006
Millions of dollars
Sales and other operating revenues:
EC&D segment		$3,665	$3,401		$6,656	$6,553
PO&RP segment		2,169	1,763		3,927	3,407
Refining segment		2,793	- -		4,677	- -
Other, including intersegment eliminations		(1,145)	(449)		(1,989)	(827)
Total		$7,482	$4,715		$13,271	$9,133

Operating income (loss):
EC&D segment		$95	$181		$172	$480
PO&RP segment		133	108		160	225
Refining segment		387	- -		465	- -
Other, including intersegment eliminations		(16)	2		(19)	(2)
Total		$599	$291		$778	$703

Income from equity investment in Houston Refining	$	- -	$86	$	- -	$177

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

During the second quarter and first six months of 2007 compared to the same periods in 2006, U.S. ethylene markets experienced lower profitability despite operating rates in the mid-90% range and stronger polyethylene demand in export markets.  Weakness in the U.S. housing market during the 2007 periods was a negative factor, while the first quarter 2006 benefited from hurricane-related shortages.  Ethylene and polyethylene sales prices decreased more than raw material costs late in 2006, and did not increase as rapidly as raw material costs during the first half of 2007.  As discussed above, despite lower average benchmark crude oil prices, prices of crude oil-based liquid raw materials averaged higher in the 2007 periods.  Prices of NGL-based raw materials also averaged higher.

The EC&D segment experienced lower profitability despite record-high sales prices for co-products during the second quarter 2007.  Higher average co-product sales prices were more than offset by the combined effect of higher costs, primarily higher average raw material costs, and lower average ethylene and polyethylene sales prices during the second quarter and first six months of 2007.

U.S. market demand for ethylene in the second quarter and first six months of 2007 increased an estimated 4.5% and 3.6%, respectively, compared to the second quarter and first six months of 2006, while U.S. market demand for polyethylene decreased an estimated 1.2% in the second quarter of 2007 and increased an estimated 3.4% in the first six months of 2007 compared to the same periods in 2006.

The following table sets forth the EC&D segment’s sales and other operating revenues, operating income and selected product sales volumes.

	For the three months ended		For the six months ended
	June 30,		June 30,
Millions of dollars	2007	2006	2007	2006
Sales and other operating revenues	$3,665	$3,401	$6,656	$6,553
Operating income	95	181	172	480

Sales Volumes, in millions
Ethylene and derivatives (pounds)	3,083	2,930	6,041	5,801
Polyethylene volumes included above (pounds)	1,502	1,489	2,981	2,822
Co-products, non-aromatic (pounds)	2,009	2,154	4,034	4,120
Aromatics (gallons)	87	88	182	177

Revenues—Revenues of $3,665 million in the second quarter 2007 were 8% higher compared to revenues of $3,401 million in the second quarter 2006, while revenues of $6,656 million in the first six months of 2007 were 2% higher compared to revenues of $6,553 million in the first six months of 2006.  The higher revenues in the second quarter and first six months of 2007 reflected the effects of higher average sales prices for co-products and higher sales volumes compared to the same periods in 2006.  Ethylene and derivative sales volumes were 5% and 4% higher, respectively, in the second quarter and first six months of 2007 compared to the second quarter and first six months of 2006.

The following table sets forth benchmark sales prices for selected EC&D segment products and the percentage changes from period to period.

	For the three months ended			For the six months ended
	June 30,			June 30,
	2007	2006	Percent Change	2007	2006	Percent Change
Ethylene – cents per pound	44.67	46.50	(4)%	42.33	48.42	(13)%
Propylene – cents per pound	49.92	48.17	4%	46.52	45.83	2%
Benzene – cents per gallon	394.67	301.67	31%	373.83	285.00	31%
HDPE – cents per pound	69.67	70.00	--%	66.83	72.50	(8)%

Operating Income—The EC&D segment had operating income of $95 million in the second quarter 2007 compared to $181 million in the second quarter 2006, and operating income of $172 million in the first six months of 2007 compared to $480 million in the first six months of 2006.  The decreases in the second quarter and first six months of 2007 were primarily due to lower average sales prices for ethylene and polyethylene products and higher costs, primarily higher raw material costs, which were not entirely offset by the effects of higher average co-product sales prices and higher sales volumes compared to the second quarter and first six months of 2006.

Second Quarter 2007 versus First Quarter 2007

The EC&D segment’s second quarter 2007 operating income was $95 million compared to operating income of $77 million in the first quarter 2007.  The $18 million increase in profitability was primarily due to the effects of higher sales volumes compared to the first quarter 2007.  Higher average sales prices were substantially offset by higher liquid and NGL-based raw material costs, which increased by approximately 20%.  Sales volumes for ethylene and derivatives in the second quarter 2007 increased by 4% compared to the first quarter 2007.

Propylene Oxide and Related Products Segment

Overview—The PO&RP segment manufactures and markets propylene oxide (“PO”); PO derivatives, such as propylene glycol (“PG”), propylene glycol ethers (“PGE”), and butanediol (“BDO”); TDI; styrene (“SM”), and tertiary butyl alcohol (“TBA”) and its derivatives, fuel products, such as MTBE and ethyl tertiary butyl ether (“ETBE”), and isobutylene.  Styrene and TBA are co-products of Lyondell’s two major PO production processes, referred to as PO/SM and PO/TBA.

For the second quarter and first six months of 2007 compared to the same periods in 2006, fuel product margins were higher as a result of tighter gasoline markets.  Styrene markets continued to be oversupplied and product margins were lower as average styrene sales prices increased less than average raw material costs, primarily benzene. Markets for PO and PO derivatives generally continued to experience favorable supply and demand conditions.

PO&RP segment operating results for the second quarter and first six months of 2007 compared to the same periods in 2006 primarily reflected the effects of higher fuel product margins, lower styrene product margins and lower PO and PO derivatives profitability.  The second quarter and first six months of 2007 also included net charges related to commercial disputes of $10 million and $72 million, respectively, including charges related to the 2005 shutdown of the Lake Charles, Louisiana TDI facility.  Operating results for PO and PO derivatives declined as the benefits of higher sales volumes and higher average sales prices were more than offset by higher average raw material and other costs, primarily related to employee compensation.

The following table sets forth the PO&RP segment’s sales and other operating revenues, operating income, product sales volumes and average benchmark market prices for propylene.

	For the three months ended		For the six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Millions of dollars
Sales and other operating revenues	$2,169	$1,763	$3,927	$3,407
Operating income	133	108	160	225

Sales Volumes, in millions
PO and derivatives (pounds)	794	763	1,662	1,597
Co-products:
SM (pounds)	991	1,031	1,978	2,013
Fuel products and other TBA derivatives (gallons)	374	290	674	587

Average Benchmark Price
Propylene
United States – cents per pound	49.92	48.17	46.52	45.83
Europe – euros per metric ton	850	825	835	805

Revenues—Revenues of $2,169 million in the second quarter 2007 were 23% higher compared to revenues of $1,763 million in the second quarter 2006, while revenues of $3,927 million in the first six months of 2007 were 15% higher compared to revenues of $3,407 million in the first six months of 2006.  The increases in revenues in the second quarter and first six months of 2007 were primarily due to the effect of higher average sales prices and the effect of higher sales volumes for TBA derivatives, primarily fuel products, and PO and derivatives, partially offset by lower sales volumes for styrene and TDI.

Operating Income—The PO&RP segment had operating income of $133 million in the second quarter 2007 compared to $108 million in the second quarter 2006, and $160 million in the first six months of 2007 compared to $225 million in the first six months of 2006.  Operating results for the second quarter and first six months of 2007 were negatively affected by charges of $10 million and $72 million, respectively, related to commercial disputes, including amounts associated with the 2005 shutdown of the Lake Charles TDI facility.  Profitability of the underlying operations of the PO&RP segment was higher in the second quarter 2007, and was relatively unchanged in the first six months of 2007 in comparison to the respective 2006 periods.

Operating results for fuel products contributed approximately $45 million to second quarter 2007 results due to higher sales volumes and higher product margins.  PO and derivative results decreased by approximately $10 million primarily due to higher compensation expense and the charges related to commercial disputes.  Styrene and TDI results combined decreased by approximately $10 million.  For the first six months of 2007 compared to the first six months of 2006, higher operating results for fuel products of approximately $25 million were offset by lower results in the styrene, PO and derivatives and TDI businesses.

Second Quarter 2007 versus First Quarter 2007

The PO&RP segment’s operating income was $133 million in the second quarter 2007 compared to $27 million in the first quarter 2007.  Operating results for the second quarter and first quarter 2007 were negatively affected by the charges for commercial disputes of $10 million and $62 million, respectively.  In the second quarter 2007, an improvement of approximately $105 million in fuel product operating results due to higher product margins and sales volumes was partly offset by lower underlying operating results for the PO and derivatives and TDI businesses compared to the first quarter 2007.  Higher raw material costs and compensation expense contributed to an approximate $45 million decrease in second quarter 2007 profitability for PO and derivatives compared to the first quarter 2007.  Underlying TDI results decreased approximately $10 million due to the effects of a turnaround.

Refining Segment

Overview—The following refining segment discussion is based on the operating results of Houston Refining on a 100% basis (see Note 4 to the Consolidated Financial Statements).

Houston Refining produces refined petroleum products, including gasoline, ultra low sulfur diesel, jet fuel, aromatics and lubricants.  PDVSA Petróleo, S.A. (“PDVSA Oil”) supplies heavy, high sulfur Venezuelan crude oil to Houston Refining under a long-term contract.  Under both the former crude supply agreement (“CSA”), which was in effect during the first six months of 2006, and the current crude oil contract, the refining segment purchases 230,000 barrels per day of heavy, high sulfur crude oil, which constitutes approximately 86% of its rated crude oil refining capacity of 268,000 barrels per day.  Houston Refining generally purchases the balance of its crude oil requirements on the spot market.  Profit margins on spot market crude oil historically were more volatile and, in recent years, were higher than margins on CSA crude oil.  The pricing under the new crude oil contract is market based.

Houston Refining operating results in the second quarter 2007, compared to the second quarter 2006, primarily reflected higher refining margins due primarily to strong transportation fuel markets and the benefit of the new market-based crude oil contract.

For the first six months of 2007 compared to the first six months of 2006, the benefits of the higher refining margins were partly offset by the negative effects of a first quarter 2007 planned maintenance turnaround at the refinery, including higher costs and lower production.

The following table sets forth Houston Refining’s sales and other operating revenues, operating income, sales volumes for refined products and crude processing rates for the periods indicated.

	For the three months ended		For the six months ended
	June 30,		June 30,
Millions of dollars	2007	2006	2007	2006
Sales and other operating revenues	$2,793	$2,411	$4,677	$4,505
Operating income	387	163	465	325

Thousands of barrels per day
Refined products sales volumes:
Gasoline	136	116	108	114
Diesel and heating oil	90	82	80	94
Jet fuel	22	11	21	10
Aromatics	8	7	7	7
Other refined products	121	118	133	117
Total refined products sales volumes	377	334	349	342

Crude processing rates	273	271	247	266

Revenues—Revenues for Houston Refining of $2,793 million in the second quarter 2007 were 16% higher compared to revenues of $2,411 million in the second quarter 2006, while revenues of $4,677 million in the first six months of 2007 were 4% higher compared to revenues of $4,505 million in the first six months of 2006.  The increases in revenues in the second quarter and first six months of 2007 were due to the effects of higher sales volumes and higher average refined product sales prices driven largely by stronger transportation fuel markets.  Sales volumes increased by 13% and 2%, respectively, in the second quarter and first six months of 2007 compared to the corresponding periods in 2006.  Total crude processing rates in the second quarter 2007 were comparable to the second quarter 2006, and decreased 7% in the first six months of 2007, compared to the same 2006 period, as a result of the planned maintenance turnaround in the first quarter 2007.

Operating Income—Houston Refining had operating income of $387 million in the second quarter 2007 compared to $163 million in the second quarter 2006 and $465 million in the first six months of 2007 compared to $325 million in the first six months of 2006.  Operating income in both 2007 periods reflected the benefit from higher margins realized under the new crude oil contract, which was partly offset in the first six months of 2007 by the $140 million estimated effect of the planned maintenance turnaround in the first quarter 2007.  Operating results for aromatics and lube oils in the second quarter and first six months of 2007 were approximately $20 million and $14 million higher, respectively, compared to the second quarter and first six months of 2006.  The second quarter and first six months of 2006 were negatively affected by additional provisions for property taxes of $12 million and deferred state income taxes of $8 million as a result of state tax legislation enacted in 2006.

Second Quarter 2007 versus First Quarter 2007

Houston Refining’s operating income was $387 million in the second quarter 2007 compared to $78 million in the first quarter 2007, which was negatively affected by the $140 million estimated effect of the planned maintenance turnaround.  Operating results in the second quarter 2007 reflected a benefit of approximately $160 million from higher margins.  Second quarter 2007 total crude processing rates of 273,000 barrels per day increased 24% compared to 221,000 barrels per day in the first quarter.  Higher second quarter 2007 operating results for aromatics and lube oils of approximately $20 million reflected strong benzene prices, which averaged 12% higher compared to the first quarter 2007.

FINANCIAL CONDITION

The following operating, investing and financing activities reflect the consolidation of Houston Refining prospectively from August 16, 2006.

Operating Activities—Operating activities of continuing operations provided cash of $604 million in the first six months of 2007 and $457 million in the first six months of 2006.  The $147 million increase in the first six months of 2007 compared to the first six months of 2006 primarily reflected the net benefits from consolidating the operating cash flows of Houston Refining and from lower utilization of cash to fund the main components of working capital – accounts receivable and inventory, net of accounts payable – that were offset to a large degree by the effects of higher cash payments, reflected in “Other, net.”  Part of the increase in these cash payments, primarily for maintenance turnaround costs, interest, pensions and property and income taxes, was attributable to consolidating Houston Refining as well as to the increase in debt related to the acquisition of Houston Refining.

Changes in the main components of working capital provided cash of $13 million in the first six months of 2007 and used cash of $114 million in the first six months of 2006.  In the first six months of 2007, cash used by a $350 million increase in accounts receivable was offset by cash provided from a $376 million increase in accounts payable.  The increase in accounts receivable was due to higher sales prices and volumes in June 2007 compared to December 31, 2006 partly offset by a $55 million increase in the outstanding amount of accounts receivable sold under the accounts receivable sales facilities.  The increase in accounts payable was primarily due to both higher purchase prices paid for and higher purchase volumes of crude oil and other raw materials in June 2007 compared to December 2006.

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

Discontinued operations used cash of $113 million in the first six months of 2007 and $19 million in the first six months of 2006.  The change was primarily due to increases in working capital and lower operating results in the 2007 period.

Investing Activities—Investing activities of continuing operations used cash of $446 million in the first six months of 2007 and $183 million in the first six months of 2006.  The increased use was primarily due to $141 million of higher capital expenditures in the first six months of 2007, including $118 million of capital expenditures of Houston Refining, $66 million of higher payments to discontinued operations primarily to fund working capital increases and $94 million of tax reimbursements to CITGO related to the August 16, 2006 acquisition of Houston Refining.

The following table summarizes capital expenditures and capital-related contributions to joint ventures as well as 2007 planned capital spending for continuing operations.

	Plan	For the six months ended June 30,
Millions of dollars	2007	2007	2006
Capital expenditures by segment – Houston Refining on a 100% basis:
EC&D	$205	$94	$66
PO&RP, including contributions to PO Joint Ventures	80	54	48
Refining	185	118	109
Other	10	2	2
Total capital expenditures by segment on a 100% basis	480	268	225
Less:
Houston Refining – through August 15, 2006	- -	- -	109
Contributions to PO Joint Ventures	14	26	15
Consolidated capital expenditures of Lyondell’s continuing operations	$466	$242	$101

The 2007 planned capital expenditures include spending for environmental and regulatory requirements, base plant support, projects to improve manufacturing efficiency and projects directed toward profit enhancement, and include an increase of $35 million in July 2007 for environmental and regulatory projects at Houston Refining.

During the six months ended June 30, 2006, Lyondell made cash contributions of $42 million to Houston Refining.

The first six months of 2007 included the $1,089 million of net cash proceeds from the sale of Lyondell’s worldwide inorganic chemicals business, which were used to reduce debt.  See Note 3 to the Consolidated Financial Statements and “Financing Activities” below.

Investing activities of discontinued operations provided cash of $82 million in the first six months of 2007 and $8 million in the first six months of 2006.  During the 2007 period, advances of funds from continuing operations increased $66 million, while capital expenditures of discontinued operations decreased $8 million compared to the 2006 period.

Financing Activities—Financing activities of continuing operations used cash of $826 million in the first six months of 2007 and $545 million in the first six months of 2006 primarily for debt repayments.

In the first six months of 2007, Lyondell repaid $270 million principal amount of LCC’s 11.125% Senior Secured Notes due 2012, paying a premium of $18 million, pursuant to a cash tender offer.  In conjunction with the tender offer, on May 1, 2007, Lyondell obtained consents from holders of the 11.125% Senior Secured Notes to effect certain proposed amendments to the indenture governing the 11.125% Senior Secured Notes, including the elimination of substantially all the restrictive covenants, certain events of default and certain other provisions.

Lyondell also obtained consents to a proposed amendment of a restrictive provision of the indenture related to its 10.5% Senior Secured Notes due 2013, which required Lyondell to refinance subordinated debt with new subordinated debt.  The amendment permits the refinancing of subordinated debt with senior debt.  As a result, Lyondell issued $510 million principal amount of LCC 6.875% Senior Unsecured Notes due 2017, paying debt issuance costs of $8 million, and called the outstanding $500 million principal amount of LCC’s 10.875% Senior Subordinated Notes due 2009, which were repaid in July 2007 at par.

In the first six months of 2007, Lyondell also amended the LCC term loan to reduce the interest rate from LIBOR plus 1.75% to LIBOR plus 1.5% and to revise the financial covenants – see “Liquidity and Capital Resources – LCC Debt and Accounts Receivable Sales Facility” below.

In the first six months of 2007, Equistar repaid $300 million principal amount of its 10.125% Senior Notes due 2008 and $300 million principal amount of its 10.625% Senior Notes due 2011, paying premiums totaling $32 million, and Millennium repaid the remaining $373 million principal amount of its 9.25% Senior Notes due 2008, paying a premium of $13 million.

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

In January 2007, Occidental Chemical Holding Corporation (“OCHC”), a subsidiary of Occidental Petroleum Corporation, notified Lyondell that it was exercising the warrant held by OCHC for the purchase of 5 million shares of Lyondell common stock for $25 per share.  The terms of the warrant provided that Lyondell could elect to net settle the exercise by delivering that number of shares of Lyondell common stock having a market value equal to the difference between the exercise price and the market price.  In February 2007, pursuant to the terms of the warrant, OCHC received a net payment of 682,210 shares of Lyondell common stock, having a value of $20 million.  Subsequently, OCHC sold its remaining shares of Lyondell common stock.

Quarterly cash dividends of $0.225 per share of common stock were paid, totaling $114 million in the first six months of 2007 and $111 million in the first six months of 2006.

Proceeds and the related tax benefits from the exercise of stock options in the first six months of 2007 and 2006 totaled $77 million and $9 million, respectively.  The tax benefits of the options exercised during the first six months of 2007 and 2006 were $19 million and less than $1 million, respectively.

The repayment of debt upon the May 15, 2007 sale of the discontinued operations used cash of $99 million.  In connection with the sale, Millennium repaid and terminated its revolving credit facilities of $125 million in the U.S., $25 million in Australia, €60 million in the U.K and the term loan in Australia.  The outstanding balances under the Australian term loan and the credit facility in the U.K were $50 million and $49 million, respectively, at May 15, 2007.

Financing activities of discontinued operations provided cash of $23 million in the first six months of 2007 and $5 million in the first six months of 2006.  During the 2007 period and prior to the May 15, 2007 sale of the worldwide inorganic chemicals business, $49 million was drawn on the €60 million credit facility in the U.K., while repayments included $20 million of the term loan in Australia and $6 million of other debt.

Liquidity and Capital Resources—Lyondell’s total debt, including current maturities, as of June 30, 2007 was $7.2 billion, or approximately 67% of total capitalization.  The current maturities included $500 million principal amount of LCC’s 10.875% Senior Subordinated Notes due 2009, which was called in June 2007 and repaid in July 2007.  Lyondell has repaid more than $3.8 billion principal amount of debt from September 2004 through June 30, 2007.  Scheduled maturities accounted for only $269 million of the payments.

Lyondell’s ability to continue to pay or refinance its debt will depend on future operating performance, which could be affected by general economic, financial, competitive, legislative, regulatory, business and other factors, many of which are beyond its control.  However, Lyondell believes that conditions will be such that cash balances, cash generated by operating activities, Lyondell’s ability to move cash among its wholly owned subsidiaries, and funds from lines of credit will be adequate to meet anticipated future cash requirements, including scheduled debt repayments, necessary capital expenditures, ongoing operations and dividends.

In April 2006, Lyondell was granted an arbitration award related to a commercial dispute with Bayer.  The award, which has not been reflected in either 2006 or 2007 earnings, pertains to several issues related to the U.S. PO and PO technology joint ventures and included declaratory judgment in Lyondell’s favor concerning interpretation of the contract provisions at issue.  Lyondell was awarded $121 million through June 30, 2005, plus interest and costs of arbitration.  Additional amounts subject to finalization could include pre-award and post-award interest and attorney fees, costs and expenses.  In August 2006, Lyondell filed a motion in federal district court in Texas to enforce the award, and Bayer subsequently filed motions and other proceedings to vacate or otherwise attack the arbitration award.  These motions and proceedings are still pending.

LCC has not guaranteed Equistar’s or Millennium’s credit facilities or debt obligations, except for $150 million of Equistar debt, consisting of the 7.55% Debentures due 2026.  LCC’s credit facility generally limits investments by Lyondell in Equistar, Millennium and specified joint ventures unless certain conditions are satisfied.  Some of Equistar’s indentures require additional interest payments to the note holders if Equistar makes distributions when its Fixed Charge Coverage Ratio, as defined, is less than 1.75 to 1.  The level of debt and the limitations imposed on LCC, Equistar and Millennium by their respective current or future debt agreements, including the restrictions on their ability to transfer cash among the entities as further discussed below could have significant consequences on Lyondell’s business and future prospects.

At June 30, 2007, Lyondell had cash on hand of $762 million, which included $33 million of cash held by Millennium and $10 million of cash held by Equistar.  Lyondell’s total unused availability under various liquidity facilities was $1,847 million as of June 30, 2007 and included the following:

•
$964 million under LCC’s $1,055 million senior secured revolving credit facility, which matures in August 2011.  Availability under the revolving credit facility is reduced to the extent of outstanding letters of credit provided under the credit facility, which totaled $91 million as of June 30, 2007.  There was no outstanding borrowing under the revolving credit facility at June 30, 2007.

•
$135 million under LCC’s $150 million accounts receivable sales facility, which matures in November 2010.  The agreement currently permits the sale of up to $135 million of total interest in domestic accounts receivable, which amount would decline by $35 million if LCC’s credit facility were fully drawn.  There was no outstanding amount of accounts receivable sold under the accounts receivable sales facility at June 30, 2007.

•
$783 million in total under Equistar’s $400 million inventory-based revolving credit facility and its $600 million accounts receivable sales facility, after giving effect to the borrowing base net of a $50 million unused availability requirement, any outstanding amount of accounts receivable sold under the accounts receivable sales facility, of which there was $155 million at June 30, 2007, and $12 million of outstanding letters of credit under the revolving credit facility as of June 30, 2007.  The borrowing base is determined using a formula applied to accounts receivable and inventory balances.  The revolving credit facility requires that the unused available amounts under that facility and the $600 million accounts receivable sales facility equal or exceed $50 million, or $100 million if the Interest Coverage Ratio, as defined, at the end of any period of four consecutive fiscal quarters is less than 2:1.  There was no outstanding borrowing under the revolving credit facility at June 30, 2007.

LCC Debt and Accounts Receivable Sales Facility—LCC’s senior secured credit facility, indentures and accounts receivable sales facility contain restrictive covenants and the credit facility also contains covenants that require the maintenance of specified financial ratios.  These covenants, as well as debt guarantees, are described in Notes 10 and 15 to Lyondell’s Consolidated Financial Statements included in Lyondell’s Current Report on Form 8-K dated May 29, 2007.  The potential impact of a breach of these covenants is discussed below in the “Effects of a Breach” section.  There have been no changes in the terms of the covenants or the guarantees during the six months ended June 30, 2007, except that, Lyondell amended the terms of the LCC senior secured credit facility such that the existing financial maintenance ratios will apply only to the revolving credit facility and no longer to the term loan.

Equistar Debt and Accounts Receivable Sales Facility—Equistar’s inventory-based revolving credit facility, accounts receivable sales facility and indentures contain restrictive covenants.  These covenants are described in Notes 10 and 15 to Lyondell’s Consolidated Financial Statements included in Lyondell’s Current Report on Form 8-K dated May 29, 2007.  The potential impact of a breach of these covenants is discussed below in the “Effects of a Breach” section.  There have been no changes in the terms of the covenants during the six months ended June 30, 2007.  The credit facility does not require the maintenance of specified financial ratios as long as certain conditions are met.  Some of Equistar’s indentures require additional interest payments to the note holders if Equistar makes distributions when its Fixed Charge Coverage Ratio, as defined, is less than 1.75 to 1.

Millennium Debt—Millennium’s indentures contain covenants that, subject to exceptions, restrict, among other things, debt incurrence, lien incurrence, sale and leaseback transactions, sales of assets and mergers.  Millennium is no longer prohibited from making certain restricted payments, including dividends to Lyondell, nor is it required to maintain financial ratios as a result of the repayment of its 9.25% Senior Notes due 2008.  The potential impact of a breach of these covenants is discussed below in the “Effects of a Breach” section.

Millennium has outstanding $150 million aggregate principal amount of 4% Convertible Senior Debentures, which are due in 2023, unless earlier redeemed, converted or repurchased.  As a result of Lyondell’s acquisition of Millennium, the Debentures are convertible into shares of Lyondell’s common stock or, at Lyondell’s discretion, equivalent cash or a combination thereof.  The Debenture redemption terms are described in Note 15 to Lyondell’s Consolidated Financial Statements included in Lyondell’s Current Report on Form 8-K dated May 29, 2007.  There were no changes in the redemption terms in the six months ended June 30, 2007.  As of June 30, 2007, based on a quarterly test related to the price of Lyondell common stock, the Debentures were convertible at a conversion rate of 75.763 Lyondell shares per one thousand dollar principal amount of the Debentures.  As of June 30, 2007, the amount of Debentures that had been converted into shares of Lyondell common stock was not significant.

Effects of a breach—A breach by LCC, Millennium or Equistar of any of the covenants or other requirements in their respective debt instruments could (1) permit that entity’s note holders or lenders to declare the outstanding debt under the breached debt instrument due and payable, (2) permit that entity’s lenders under that credit facility to terminate future lending commitments and (3) permit acceleration of that entity’s other debt instruments that contain cross-default or cross-acceleration provisions.  The respective debt agreements of LCC, Millennium and Equistar contain various event of default and cross-default provisions.  Furthermore, a default under Equistar’s debt instruments could constitute a cross-default under LCC’s credit facility, which, under specified circumstances, would then constitute a default under LCC’s indentures.  It is not likely that LCC, Millennium or Equistar, as the case may be, would have, or be able to obtain, sufficient funds to make these accelerated payments.  If LCC were unable to make its accelerated payments, LCC’s lenders could proceed against any assets that secure its debt.  Similarly, the breach by LCC or Equistar of covenants in their respective accounts receivable sales facilities would permit the counterparties under the facility to terminate further purchases of interests in accounts receivable and to receive all collections from previously sold interests until they had collected on their interests in those receivables, thus reducing the entity’s liquidity.  In addition, if Lyondell were unable generally to pay its debts as they become due, PDVSA Oil would have the right to terminate the crude oil contract.

Off-Balance Sheet Arrangements—Lyondell’s off-balance sheet arrangements are described in the “Off-Balance Sheet Arrangements” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in its Current Report on Form 8-K dated May 29, 2007.  Lyondell’s off-balance sheet arrangements did not change materially during the six months ended June 30, 2007.

CURRENT BUSINESS OUTLOOK

Thus far, third quarter 2007 market conditions for refining and fuels products have been quite strong, and the summer season is meeting our expectations.  While elevated raw material costs continue to pressure the chemical products, operating rates and demand are strong with positive price momentum.  Lyondell’s outlook for its chemical and fuels businesses continues to be positive.

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

Item 3.  Disclosure of Market Risk

Lyondell’s exposure to market risk is described in Item 7A of its Annual Report on Form 10-K for the year ended December 31, 2006.  Lyondell’s exposure to market risk has not changed materially in the six months ended June 30, 2007.

Item 4.  Controls and Procedures

Lyondell performed an evaluation, under the supervision and with the participation of its management, including the Chairman, President and Chief Executive Officer (principal executive officer) and the Senior Vice President and Chief Financial Officer (principal financial officer), of the effectiveness of the Lyondell disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2007.  Based upon that evaluation, the Chairman, President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that the Lyondell disclosure controls and procedures are effective.

There were no changes in Lyondell’s internal control over financial reporting that occurred during Lyondell’s last fiscal quarter (the second quarter 2007) that have materially affected, or are reasonably likely to materially affect, Lyondell’s internal control over financial reporting.

RATIO OF EARNINGS TO FIXED CHARGES

Lyondell’s computation of the ratios of earnings to fixed charges for the six months ended June 30, 2007 and 2006 and for each of the five-years in the period ended December 31, 2006 is reflected in the table below.

	For the six months ended June 30,		For the year ended December 31,
Millions of dollars, except ratio data	2007	2006	2006	2005	2004	2003	2002
Income (loss) from continuing operations before income taxes	$405	$684	$1,146	$734	$152	$(481)	$(214)
Deduct income (loss) from equity investments	2	179	78	124	451	(103)	14
Add distributions of earnings
from equity investments	1	122	73	123	424	144	126
Earnings (losses) adjusted for equity investments	404	627	1,141	733	125	(234)	(102)
Fixed charges: (a)
Interest expense, gross	355	295	648	634	464	415	384
Portion of rentals representative of interest	44	33	69	59	25	22	23
Total fixed charges before capitalized interest	399	328	717	693	489	437	407
Capitalized interest	- -	- -	- -	- -	- -	19	10
Total fixed charges including capitalized interest	399	328	717	693	489	456	417
Earnings before fixed charges	$803	$955	$1,858	$1,426	$614	$203	$305
Ratio of earnings to fixed charges (a)	2.0	2.9	2.6	2.1	1.3	- -	- -

(a)	In 2003 and 2002, earnings were insufficient to cover fixed charges by $253 million and $112 million, respectively.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this report are “forward-looking statements” within the meaning of the federal securities laws.  Forward-looking statements can be identified by words such as “estimate,” “believe,” “expect,” “anticipate,” “plan,” “budget” or other words that convey the uncertainty of future events or outcomes.  Many of these forward-looking statements have been based on expectations and assumptions about future events that may prove to be inaccurate.  While management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond Lyondell’s control.  Lyondell’s or its joint ventures’ actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to:

•	Lyondell’s ability to implement its business strategies, including the ability of Lyondell and Basell to complete the proposed merger,
•
failure to obtain shareholder approval or to satisfy other closing conditions, including regulatory approvals, with respect to the proposed merger, or the failure of the proposed merger to close for any other reason,

•	the occurrence of any event, change or circumstance that could give rise to the termination of the merger agreement or delays in completing the proposed merger,
•
uncertainty concerning the effects of the proposed merger, including the diversion of attention from the day-to-day business of Lyondell and the potential disruption to employees and relationships with customers, suppliers, distributors and business partners,

•	the amount of the costs, fees, expenses and charges relating to the proposed merger,
•
the failure by Basell and BIL Acquisition Holdings Limited, a wholly owned subsidiary of Basell, to obtain the expected debt financing arrangements set forth in their debt commitment letter or replacement debt financing,

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

•	current and potential governmental regulatory actions in the U.S. and in other countries,
•	terrorist acts and international political unrest,
•	competitive products and pricing pressures,
•	technological developments,
•	risks of doing business outside the U.S., including foreign currency fluctuations, and
•	access to capital markets.

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

All forward-looking statements in this Form 10-Q are qualified in their entirety by the cautionary statements contained in this section, elsewhere in this report and in Lyondell’s Annual Report on Form 10-K for the year ended December 31, 2006.  See “Item 1.  Legal Proceedings,” “Item 1A.  Risk Factors” and “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  See also the proxy statement Lyondell will send its shareholders in connection with the proposed merger.  These factors are not necessarily all of the important factors that could affect Lyondell and its joint ventures.  Use caution and common sense when considering these forward-looking statements.  Lyondell does not intend to update these statements unless securities laws require it to do so.

In addition, this Form 10-Q contains summaries of contracts and other documents.  These summaries may not contain all of the information that is important to an investor, and reference is made to the actual contract or document for a more complete understanding of the contract or document involved.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material developments with respect to Lyondell’s legal proceedings previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2006 and in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, except as described below:

Lyondell—On July 23, 2007, a shareholder lawsuit was filed in the District Court of Harris County, Texas styled as a class action, Plumbers and Pipefitters Local 51 Pension Fund, On Behalf of Itself and Others Similarly Situated v. Lyondell Chemical Company, et al.  The complaint generally alleges that the members of Lyondell’s board of directors (1) breached their fiduciary duties in connection with the merger by administering a sale process that failed to maximize shareholder value and (2) engaged in self dealing by obtaining unspecified personal benefits in connection with the merger not shared equally by other shareholders, and that Lyondell aided and abetted the defendants in breaching their fiduciary duties.  The lawsuit seeks, among other things, to enjoin the merger and to rescind the merger agreement.  Lyondell believes that this lawsuit is without merit and that it has valid defenses to all claims and will vigorously defend this litigation.

On April 12, 2005, BASF Corporation (“BASF”) filed a lawsuit against LCC in the Superior Court of New Jersey, Morris County asserting various claims relating to alleged breaches of a propylene oxide sales contract and seeking damages in excess of $100 million.  The trial started on June 18, 2007. LCC believes the maximum refund due to BASF is $22.5 million on such propylene oxide sales.  LCC believes that it has valid defenses to claims seeking damages above such amount and is vigorously defending them.  LCC does not expect the resolution of the claims to result in any material adverse effect on its business, financial position, liquidity or results of operations.

Beginning November 2004, several lawsuits styled as class actions on behalf of U.S. purchasers were filed in federal court against LCC and certain other chemical companies alleging violations of U.S. antitrust law in connection with the manufacture and sale of polyether polyols, methylene diphenyl diisocyanate (“MDI”) and toluene diisocyanate (“TDI”), and seeking treble damages in an unspecified amount.  The lawsuits have been consolidated by the Judicial Panel for Multidistrict Litigation in the United States District Court for the District of Kansas.  In addition, in May 2006, two lawsuits styled as class actions were filed in the Ontario Superior Court of Justice, London, Ontario, Canada and the Superior Court, Province of Quebec, District of Quebec, Canada, both alleging claims and seeking relief similar to that in the Multidistrict Litigation.  In June 2007, LCC was named as an additional defendant in a case previously filed in the Superior Court for the State of California, County of San Francisco, on behalf of indirect purchasers of polyether polyols, MDI and TDI and other products alleging claims and seeking relief similar to that in the Multidistrict Litigation.  The case has been stayed pending further order of the California court. LCC believes that it has valid defenses to all claims.  Also, LCC received a document subpoena dated February 15, 2006 from the Antitrust Division of the U.S. Department of Justice (the “DOJ”) regarding the manufacture and sale of the above products.  At this time, LCC believes it has not violated any antitrust laws.  LCC is cooperating with the DOJ in connection with the subpoena.  LCC does not expect the resolution of these matters to result in any material adverse effect on its business, financial position, liquidity or results of operations.

Equistar—In May 2007, the Texas Commission on Environmental Quality notified Equistar that it is seeking a civil penalty of $160,843 in connection with alleged noncompliance during 2002, 2005 and 2006 with various air pollution regulations at the Channelview facility.

In July 2007, Equistar signed an agreement with the U.S. Environmental Protection Agency (the "EPA") and agencies in the states of Iowa, Illinois and Louisiana in connection with alleged noncompliance with various environmental statutes and regulations at seven Equistar plants. The agreement provides that Equistar will pay $2.5 million in penalties to the EPA to resolve compliance issues, fund $6.56 million in supplemental environmental projects and complete environmental projects and program enhancements.

Millennium—Together with alleged past manufacturers of lead-based paint and lead pigments for use in paint, Millennium has been named as a defendant in various legal proceedings alleging personal injury, property damage, and remediation costs allegedly associated with the use of these products.  Millennium is currently named a defendant in 52 cases arising from Glidden’s manufacture of lead pigments. These cases are in various stages of the litigation process. There are three inactive cases which remain open pending administrative closure by the courts.

The remainder of the cases are in various pre-trial stages.  In addition, there are two personal injury cases filed in which Millennium has been named as a defendant, but has not been formally served.  Of the 47 open and active cases, most seek damages for personal injury and are brought by individuals, and twelve of the cases seek damages and abatement remedies based on public nuisance and are brought by states, cities and/or counties in three states (California, Ohio and Rhode Island).

Item 1A.  Risk Factors

There have been no material changes with respect to Lyondell’s risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2006 and in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, except as described below.

On May 21, 2007, Lyondell filed a Current Report on Form 8-K to disclose the sale of its worldwide inorganic chemicals business and to update its risk factors to reflect the sale.

On July 17, 2007 Lyondell and Basell AF, a Luxembourg company (“Basell”), announced that Lyondell, Basell and BIL Acquisition Holdings Limited (“Merger Sub”), a Delaware corporation and a wholly owned subsidiary of Basell, have entered into an Agreement and Plan of Merger, dated as of July 16, 2007, pursuant to which Merger Sub will be merged with and into Lyondell with Lyondell continuing as the surviving corporation and a wholly owned subsidiary of Basell.  Pursuant to the merger, each outstanding share of Lyondell’s common stock will be converted into the right to receive $48 per share in cash.

Updated risk factors reflecting the sale of the inorganic chemicals business, entry into the merger agreement and other recent events are set forth below.

For clarity, in the following risk factors:

•	“Lyondell” or the “Company” refers to Lyondell Chemical Company and its consolidated subsidiaries,
•	“LCC” refers to Lyondell Chemical Company without its consolidated subsidiaries,
•	in some situations, such as references to financial ratios, the context may require that “LCC” refer to Lyondell Chemical Company and its consolidated subsidiaries other than Equistar and Millennium,
•	“Equistar” refers to Equistar Chemicals, LP and its consolidated subsidiaries,
•	“Millennium” refers to Millennium Chemicals Inc. and its consolidated subsidiaries, and
•	“Houston Refining” refers to Houston Refining LP.

Risks Relating to the Pending Merger

Failure to complete the merger could negatively impact the market price of Lyondell’s common stock.

Completion of the proposed merger is subject to various conditions, including, among others, approval by Lyondell’s stockholders.  If the merger is not completed, Lyondell will be subject to a number of risks, including the following:

•	the market price of Lyondell’s common stock may decline to the extent that the current market price of its shares reflects a market assumption that the merger will be completed;

•
whether or not the merger is completed, Lyondell must pay certain costs relating to the merger, such as Lyondell’s legal, accounting and financial advisory fees, and, in specified circumstances, a termination fee to Basell of $385 million; and

•
the diversion of attention from the day-to-day business of Lyondell and the potential disruption to its employees and its relationships with customers, suppliers, distributors and business partners during the period before the completion of the merger may make it difficult for Lyondell to regain its financial and business positions if the merger does not occur.

If the merger is not approved by Lyondell’s stockholders, Lyondell, Basell and Merger Sub will not be permitted under Delaware law to complete the merger and each of Lyondell and Basell will have the right to terminate the merger agreement.

Further, if the merger is terminated and Lyondell’s board of directors seeks another merger or business combination, stockholders cannot be certain that Lyondell will be able to find a party willing to pay an equivalent or better price than the price to be paid in the proposed merger.

Although financing is not a condition to closing of the merger, if Basell were not able to obtain the expected financing pursuant to its financing commitment letter or otherwise, it might not be able to complete the merger, even if it were otherwise obligated to do so.  In that event, Lyondell’s remedies against Basell for breach of the merger agreement might not be as beneficial to Lyondell’s stockholders as completion of the merger would have been.

Until the merger is completed or the merger agreement is terminated, under certain circumstances, Lyondell may not be able to enter into a merger or business combination with another party at a favorable price because of restrictions in the merger agreement.

Unless and until the merger agreement is terminated, Lyondell is prohibited from initiating or soliciting a proposal or offer for an alternative transaction with any person or entity other than Basell.  Subject to specified conditions, including the requirement that Lyondell not be in material breach of these non-solicitation provisions, the Lyondell board may (1) furnish information to a third party or participate in discussion regarding an alternative proposal that the Lyondell board believes could reasonably be expected to lead to a superior proposal and (2) recommend the approval of an alternative proposal that it deems to be a superior proposal, in which event, Lyondell would be required to pay Basell a termination fee of $385 million.  As a result of these restrictions, Lyondell may not be able to enter into an alternative transaction at a more favorable price without incurring potentially significant liability to Basell.

Uncertainties associated with the merger may cause Lyondell to lose employees and customers and business partners, and while the merger is pending Lyondell is subject to restrictions on the conduct of its business.

Lyondell’s current and prospective employees may be uncertain about their future roles and relationships with Lyondell following the completion of the merger.  This uncertainty may adversely affect our ability to attract and retain key management and employees.

Lyondell’s customers and business partners may not be as willing to continue business with Lyondell on the same or similar terms pending the completion of the merger, which would materially and adversely affect Lyondell’s business and results of operations.  In addition, the merger agreement restricts Lyondell from taking specified actions without Basell’s approval including, among other things, making certain significant acquisitions, dispositions or investments, making certain significant capital expenditures not contemplated by Lyondell’s current capital plan, and entering into certain material contracts.  Lyondell’s management may also be required to devote substantial time to merger-related activities, which could otherwise be devoted to pursuing other beneficial business opportunities.

Risks Relating to the Businesses

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

Lyondell has on-site solid-waste management units at several facilities.  It is anticipated that corrective measures will be necessary to comply with federal and state requirements with respect to these facilities.  Lyondell also has liabilities under the Resource Conservation and Recovery Act and various state and non-U.S. government regulations related to several current and former plant sites.  Lyondell also is responsible for a portion of the remediation of certain off-site waste disposal facilities.  Lyondell is contributing funds to the cleanup of several waste sites throughout the U.S. under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and the Superfund Amendments and Reauthorization Act of 1986, including the Kalamazoo River Superfund Site discussed below.  Lyondell also has been named as a potentially responsible party at several other sites.  Lyondell’s policy is to accrue remediation expenses when it is probable that such efforts will be required and the related expenses can be reasonably estimated.  Estimated costs for future environmental compliance and remediation are necessarily imprecise due to such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites and the allocation of costs among the potentially responsible parties under applicable statutes.  For further discussion regarding Lyondell’s environmental matters and related accruals (including those discussed in this risk factor), and environmentally-related capital expenditures, see also Note 14 to the Consolidated Financial Statements in Lyondell’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Matters” and Note 21 to the Consolidated Financial Statements in Lyondell’s Current Report on Form 8-K dated May 29, 2007 and “Item 1. Business—Environmental Capital Expenditures” and “Item 3. Legal Proceedings—Environmental Matters” in Lyondell’s Annual Report on Form 10-K for the year ended December 31, 2006.  If actual expenditures exceed the amounts accrued, that could have an adverse effect on Lyondell’s results of operations and financial position.

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

As of June 30, 2007, the probable future remediation spending associated with the river cannot be determined with certainty.  Although the KRSG study identified a broad range of remedial options, not all of those options would represent reasonably possible outcomes.  Management does not believe that it can identify a single remedy among those options that would represent the highest-cost reasonably possible outcome.  However, in 2004, Lyondell recognized a liability representing Millennium’s interim allocation of 55% of the $73 million total of estimated cost of bank stabilization, recommended as the preferred remedy in 2000 by the KRSG study, and of certain other costs.

New information has since been obtained about regulatory oversight costs and other remediation costs, including a proposed remedy to be applied to a specific portion of the river.  As a result, Lyondell recognized $8 million in the first six months of 2007 for additional estimated probable future remediation costs.  The activities related to the specific portion of the river are expected to be completed in 3 to 4 years and may provide Lyondell with a basis for estimating the probable future remediation cost of the Kalamazoo River.  At June 30, 2007, the balance of this liability was $65 million.

In addition, in 2004, Lyondell recognized a liability primarily related to Millennium’s estimated share of remediation costs for two former paper mill sites and associated landfills, which are also part of the Kalamazoo River Superfund Site.  At June 30, 2007, the balance of the liability was $47 million.  Although no final agreement has been reached as to the ultimate remedy for these locations, Millennium has begun remediation activity related to these sites.

Millennium’s ultimate liability for the Kalamazoo River Superfund Site will depend on many factors that have not yet been determined, including the ultimate remedy selected, the determination of natural resource damages, the number and financial viability of the other PRPs, and the determination of the final allocation among the PRPs.  Millennium’s ultimate liability for the Kalamazoo River Superfund Site is not affected by the sale of the inorganic chemicals business, which closed on May 15, 2007.

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

While Lyondell believes that Millennium has valid defenses to all the lead-based paint and lead pigment proceedings and is vigorously defending them, litigation is inherently subject to many uncertainties.  Additional lead-based paint and lead pigment litigation may be filed against Millennium in the future asserting similar or different legal theories and seeking similar or different types of damages and relief, and any adverse court rulings or determinations of liability, among other factors, could affect this litigation by encouraging an increase in the number of future claims and proceedings.  In addition, from time to time, legislation and administrative regulations have been enacted or proposed to impose obligations on present and former manufacturers of lead-based paint and lead pigment respecting asserted health concerns associated with such products or to overturn successful court decisions.  Lyondell is unable to predict the outcome of lead-based paint and lead pigment litigation, the number or nature of possible future claims and proceedings, and the effect that any legislation and/or administrative regulations may have on Millennium and, therefore, Lyondell.  In addition, Lyondell cannot reasonably estimate the scope or amount of the costs and potential liabilities related to such litigation, or any such legislation and regulations.  Thus, any liability Millennium incurs with respect to pending or future lead-based paint or lead pigment litigation, or any legislation or regulations could, to the extent not covered or reduced by insurance or other recoveries, have a material impact on Millennium’s and, therefore, Lyondell’s results of operations.  In addition, Lyondell has not accrued any liabilities for judgments or settlements against Millennium resulting from lead-based paint and lead pigment litigation.  Any liability that Millennium may ultimately incur with respect to lead-based paint and lead pigment litigation is not affected by the sale of the inorganic chemicals business, which closed on May 15, 2007.  See “Item 1. Legal Proceedings” in Lyondell’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and “Item 3. Legal Proceedings—Litigation Matters” in Lyondell’s Annual Report on Form 10-K for the year ended December 31, 2006 for additional discussion regarding lead-based paint and lead pigment litigation.

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

In addition, because Lyondell’s refinery located in Houston, Texas is Lyondell’s only refining operation, an outage at the refinery could have a particularly negative impact on Lyondell’s operating results.  Unlike Lyondell’s PO and ethylene production facilities, which may at times have sufficient excess capacity to mitigate the negative impact of lost production at another similar Lyondell facility, Lyondell does not have the ability to increase refining production elsewhere in an effort to mitigate the negative impact on operating results resulting from an outage at the refinery.

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

Although Lyondell is restricted from taking certain actions without Basell’s approval as described above under “Risks Relating to the Pending Merger,” Lyondell seeks opportunities to generate value through business combinations, purchases and sales of assets and contractual arrangements or joint ventures.  Transactions that Lyondell pursues may be intended to, among other things, result in the realization of synergies, the creation of efficiencies or the generation of cash to reduce debt.  Although these transactions may be expected to yield longer-term benefits if the expected efficiencies and synergies of the transactions are realized, they could reduce Lyondell’s operating results in the short term because of the costs, charges and financing arrangements associated with such transactions or the benefits of a transaction may not be realized to the extent anticipated.  Other transactions may advance future cash flows from some of Lyondell’s businesses, thereby yielding increased short-term liquidity, but consequently resulting in lower cash flows from these operations over the longer term.

Risks Relating to Debt

Lyondell’s consolidated balance sheet is highly levered and, if the merger is completed, Lyondell may become more levered.  Lyondell’s business and future prospects could be limited by its significant amount of debt and other financial obligations.

Lyondell’s consolidated balance sheet is highly levered.  Lyondell’s total consolidated debt was $7.2 billion at June 30, 2007, which represented approximately 67% of Lyondell’s total capitalization.  Basell intends to finance the merger consideration with borrowings and, as a result, Lyondell would become more levered, which would exacerbate the risks described herein.  In addition, Lyondell has contractual commitments and ongoing pension and post-retirement benefit obligations that will require cash contributions in 2007 and beyond, as described in “—Contractual and Other Obligations” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Lyondell’s Current Report on Form 8-K filed May 29, 2007.

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

For discussion regarding Lyondell’s ability to pay or refinance its debt, see the “—Liquidity and Capital Resources” section under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

LCC, Millennium and Equistar each require a significant amount of cash to service their indebtedness, and the ability of each of them to generate cash depends on many factors beyond their control.

The ability of each of LCC, Millennium and Equistar to make payments on and to refinance its respective indebtedness may depend solely upon its individual ability to generate cash.  Each of LCC, Millennium and Equistar is separately responsible for its respective outstanding debt (except that $150 million of Equistar’s debt is guaranteed by LCC).  The businesses of each of LCC, Millennium and Equistar may not generate sufficient cash flow from operations to meet their respective debt service obligations, future borrowings may not be available under current or future credit facilities of each entity in an amount sufficient to enable each of them to pay their respective indebtedness at or before maturity, and each entity may not be able to refinance its respective indebtedness on reasonable terms, if at all.  Factors beyond the control of LCC, Millennium and Equistar affect the ability of each of them to make these payments and refinancings.  These factors include those discussed elsewhere in these “Risk Factors” and the “Forward-Looking Statements” section of Lyondell’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and in “Item 1A. Risk Factors” and the “Forward-Looking Statements” section of Lyondell’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Debt and other agreements restrict the ability of LCC, Millennium and Equistar to take certain actions and/or require the maintenance of certain financial ratios; failure to comply with these requirements could result in acceleration of debt.

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

Millennium’s Debt—Millennium’s indentures contain covenants that, subject to exceptions, restrict, among other things, debt incurrence, lien incurrence, sale and leaseback transactions, sales of assets and mergers.

Equistar’s Debt and Accounts Receivable Facility—Equistar has an inventory-based revolving credit facility and an accounts receivable sales facility.  Both of these facilities and Equistar’s indentures contain covenants that, subject to exceptions, restrict, among other things, lien incurrence, debt incurrence, dividends, sales of assets, investments,  accounts receivable securitizations, purchase of equity, payments on indebtedness, affiliate transactions, sales and leaseback transactions and mergers.  Equistar’s credit facility does not require the maintenance of specified financial ratios as long as certain conditions are met.  Some of Equistar’s indentures require additional interest payments to the note holders if Equistar makes distributions when Equistar’s Fixed Charge Coverage Ratio (as defined) is less than 1.75 to 1.  Equistar met this ratio as of June 30, 2007.

Effects of a breach—A breach by LCC, Millennium or Equistar of any of the covenants or other requirements in their respective debt instruments could (1) permit that entity’s note holders or lenders to declare the outstanding debt under the breached debt instrument due and payable, (2) permit that entity’s lenders under that credit facility to terminate future lending commitments and (3) permit acceleration of that entity’s other debt instruments that contain cross-default or cross-acceleration provisions.  The respective debt agreements of LCC, Millennium and Equistar contain various event of default and cross-default provisions.  Furthermore, a default under Equistar’s debt instruments could constitute a cross-default under LCC’s credit facility, which, under specified circumstances, would then constitute a default under LCC’s indentures.  It is not likely that LCC, Millennium or Equistar, as the case may be, would have, or be able to obtain, sufficient funds to make these accelerated payments.  If LCC were unable to make its accelerated payments, LCC’s lenders could proceed against any assets that secure its debt.  Similarly, the breach by LCC or Equistar of covenants in their respective accounts receivable sales facilities would permit the counterparties under the facility to terminate further purchases of interests in accounts receivable and to receive all collections from previously sold interests until they had collected on their interests in those receivables, thus reducing the entity’s liquidity.  In addition, if Lyondell were unable generally to pay its debts as they become due, PDVSA Oil would have the right to terminate the crude oil contract.  See “Changes to the crude oil contract with PDVSA Oil subject Lyondell to increased volatility and price fluctuations, which could adversely affect Lyondell.  The crude oil contract also is subject to the risk of enforcing contracts against non-U.S. affiliates of a sovereign nation and political, force majeure and other risks” under “Item 1A. Risk Factors” in Lyondell’s Annual Report on Form 10-K for the year ended December 31, 2006.

Debt covenants limit transfers of cash between LCC, Millennium and Equistar.  Cash flows of Equistar may not be available to LCC, and LCC may not be able to provide cash to Millennium and Equistar.

Although Equistar and Millennium are wholly owned subsidiaries of Lyondell, debt covenants limit the ability to transfer cash among LCC, Equistar and Millennium.

Some of Equistar’s indentures require additional interest payments to the note holders if Equistar makes distributions when Equistar does not meet a specified fixed charge coverage ratio.  Equistar met this ratio as of June 30, 2007.  In addition, Equistar’s credit facility prohibits the payment of distributions during any default under its facility.  These provisions may deter or limit the movement of cash from Equistar to LCC and Millennium.

Applicable laws may also limit the amounts Millennium and Equistar are permitted to pay as distributions on their equity interests.  The ability of Lyondell’s subsidiaries and joint ventures to distribute cash to Lyondell also is dependent upon their economic performance, which is dependent on a variety of factors, including factors described elsewhere in these “Risk Factors” and the “Forward-Looking Statements” section of Lyondell’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and in “Item 1A. Risk Factors” and the “Forward-Looking Statements” section of Lyondell’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Item 4.  Submission of Matters to a Vote of Security Holders

Lyondell held its annual meeting of stockholders on May 3, 2007.  Please refer to Lyondell’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 for a description of the matters voted upon at the annual meeting and the votes cast.

Item 6.  Exhibits

3.2(a)	Registrant’s Amended and Restated Bylaws (filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of May 3, 2007 and incorporated herein by reference)

4.12(d)
Third Supplemental Indenture dated as of May 2, 2007 to the Indenture among Lyondell Chemical Company, the subsidiary guarantors party thereto, and The Bank of New York as Trustee, dated as of July 2, 2002, for 11 1/8% Senior Secured Notes due 2012 (filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of May 2, 2007 and incorporated herein by reference)

4.15(d)
Third Supplemental Indenture dated as of May 2, 2007 among the Registrant, the subsidiary guarantors party thereto, and The Bank of New York as Trustee, for 10 1/2% Senior Secured Notes due 2013 (filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of May 2, 2007 and incorporated herein by reference)

4.27
Indenture dated as of June 1, 2007 among Lyondell Chemical Company, the Subsidiary Guarantors party thereto, and The Bank of New York, as Trustee, for 6.875% Senior Unsecured Notes due 2017 (filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of June 1, 2007 and incorporated herein by reference)

4.27(a)	Form of Senior Note (included in Exhibit 4.27) (filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of June 1, 2007 and incorporated herein by reference)

10.9	Form of Indemnity Agreement (filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of May 3, 2007 and incorporated herein by reference)

99.1	Form of Time Sharing Agreement (filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of May 3, 2007 and incorporated herein by reference)

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Principal Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lyondell Chemical Company

Dated: August 8, 2007	/s/ Charles L. Hall
Charles L. Hall
Vice President and Controller
(Duly Authorized and
Principal Accounting Officer)