Form 10-Q
period 2007-09-30
LYONDELL CHEMICAL CO
filed 2007-11-07
CIK 842635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ✓ No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):Large accelerated filer ✓   Accelerated filer __    Non-accelerated filer__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __ No ✓

Number of shares of common stock outstanding as of September 30, 2007:    253,615,364

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LYONDELL CHEMICAL COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended		For the nine months ended
	September 30,		September 30,
Millions of dollars, except per share data	2007	2006	2007	2006

Sales and other operating revenues:
Trade	$7,135	$5,495	$20,057	$13,780
Related parties	250	320	599	1,168
	7,385	5,815	20,656	14,948
Operating costs and expenses:
Cost of sales	6,736	5,172	18,853	13,321
Asset impairments	- -	106	- -	106
Selling, general and administrative expenses	188	132	527	376
Research and development expenses	18	17	55	54
	6,942	5,427	19,435	13,857

Operating income	443	388	1,221	1,091

Interest expense	(144)	(164)	(499)	(459)
Interest income	6	8	26	27
Other income (expense), net	24	(18)	(16)	60

Income from continuing operations before equity investments and income taxes	329	214	732	719

Income (loss) from equity investments:
Houston Refining LP	- -	(104)	- -	73
Other	- -	2	2	4
	- -	(102)	2	77

Income from continuing operations before income taxes	329	112	734	796

Provision for income taxes	123	51	251	320

Income from continuing operations	206	61	483	476

Income (loss) from discontinued operations, net of tax	- -	(4)	(82)	31

Net income	$206	$57	$401	$507

Earnings per share:
Income from continuing operations:
Basic	$0.81	$0.24	$1.91	$1.92
Diluted	$0.78	$0.23	$1.83	$1.84
Net income:
Basic	$0.81	$0.23	$1.59	$2.05
Diluted	$0.78	$0.22	$1.52	$1.96

See Notes to the Consolidated Financial Statements.

LYONDELL CHEMICAL COMPANY

CONSOLIDATED BALANCE SHEETS

Millions, except shares and par value data	September 30, 2007	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$303	$401
Accounts receivable:
Trade, net	2,367	1,837
Related parties	118	95
Inventories	1,906	1,877
Prepaid expenses and other current assets	155	147
Deferred tax assets	50	102
Current assets held for sale	- -	687
Total current assets	4,899	5,146

Property, plant and equipment, net	8,491	8,542
Investments and long-term receivables:
Investment in PO joint ventures	799	778
Other	100	115
Goodwill, net	1,373	1,332
Other assets, net	878	864
Long-term assets held for sale	- -	1,069

Total assets	$16,540	$17,846

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$423	$18
Accounts payable:
Trade	2,262	1,785
Related parties	77	83
Accrued liabilities	965	980
Current liabilities associated with assets held for sale	- -	341
Total current liabilities	3,727	3,207

Long-term debt	6,226	7,936
Other liabilities	1,258	1,453
Deferred income taxes	1,678	1,537
Long-term liabilities associated with assets held for sale	- -	391
Commitments and contingencies
Minority interests	121	134
Stockholders’ equity:
Common stock, $1.00 par value, 420,000,000 shares authorized, 254,354,550 and 249,764,306 shares issued, respectively	254	250
Additional paid-in capital	3,335	3,248
Retained deficit	(103)	(330)
Accumulated other comprehensive income	66	42
Treasury stock, at cost, 739,186 and 793,736 shares, respectively	(22)	(22)
Total stockholders’ equity	3,530	3,188

Total liabilities and stockholders’ equity	$16,540	$17,846

See Notes to the Consolidated Financial Statements.

LYONDELL CHEMICAL COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended
	September 30,
Millions of dollars	2007	2006

Cash flows from operating activities:
Net income	$401	$507
Loss (income) from discontinued operations, net of tax	82	(31)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	662	495
Asset impairments	- -	106
Equity investments –
Amounts included in net income	(2)	(77)
Distributions of earnings	1	73
Deferred income taxes	184	115
Debt prepayment premiums and charges	47	21
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(489)	(210)
Inventories	(12)	(175)
Accounts payable	396	(120)
Other, net	(424)	(123)
Net cash provided by operating activities – continuing operations	846	581
Net cash provided by (used in) operating activities – discontinued operations	(113)	38
Net cash provided by operating activities	733	619
Cash flows from investing activities:
Expenditures for property, plant and equipment	(360)	(197)
Payments to discontinued operations	(97)	(12)
Acquisition of Houston Refining LP and related payments, net of cash acquired	(94)	(2,413)
Distributions from affiliates in excess of earnings	2	117
Contributions and advances to affiliates	(34)	(82)
Other	12	6
Net cash used in investing activities – continuing operations	(571)	(2,581)
Net proceeds from sale of discontinued operations before required repayment of debt	1,089	- -
Other net cash provided by (used in) investing activities – discontinued operations	82	(30)
Net cash provided by (used in) investing activities	600	(2,611)
Cash flows from financing activities:
Repayment of long-term debt	(1,831)	(2,095)
Issuance of long-term debt	510	4,356
Dividends paid	(171)	(167)
Proceeds from and tax benefits of stock option exercises	81	18
Other, net	7	(3)
Net cash provided by (used in) financing activities – continuing operations	(1,404)	2,109
Debt required to be repaid upon sale of discontinued operations	(99)	- -
Other net cash provided by (used in) financing activities – discontinued operations	23	(13)
Net cash provided by (used in) financing activities	(1,480)	2,096
Effect of exchange rate changes on cash	4	4
Increase (decrease) in cash and cash equivalents	(143)	108
Cash and cash equivalents at beginning of period	446	593
Cash and cash equivalents at end of period	303	701
Less: Cash and cash equivalents at end of period – discontinued operations	- -	45
Cash and cash equivalents at end of period – continuing operations	$303	$656

See Notes to the Consolidated Financial Statements

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

  LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.       Basis of Preparation

Lyondell Chemical Company, together with its consolidated subsidiaries (collectively, “Lyondell” or “the Company”), is a global manufacturer of chemicals and plastics, a refiner of heavy, high-sulfur crude oil and a significant producer of fuel products.  As a result of Lyondell’s purchase of its partner’s 41.25% equity interest in, and Lyondell’s resulting 100% ownership of, Houston Refining LP (“Houston Refining”), the operations of Houston Refining are consolidated prospectively from August 16, 2006.  Prior to August 16, 2006, Lyondell accounted for its investment in Houston Refining using the equity method (see Note 5 for additional information).

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

Certain previously reported amounts have been reclassified to present Lyondell’s inorganic chemicals business operations as discontinued operations.  Unless otherwise indicated, information presented in the notes to the financial statements relates only to Lyondell’s continuing operations.  Information related to Lyondell’s discontinued operations is presented in Note 4.

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

Lyondell adopted the provisions of FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of FIN No. 48, Lyondell recognized a $47 million increase in the liability related to uncertain income tax positions, which was accounted for as a $41 million increase in goodwill related to the acquisition of Millennium Chemicals, Inc. (together with its consolidated subsidiaries “Millennium”), a $4 million increase in deferred tax assets and a $2 million increase of the January 1, 2007 balance of retained deficit (see Note 14).

 LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.       Agreement and Plan of Merger

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

The proposed merger is subject to approval by Lyondell’s shareholders and other customary closing conditions.  The antitrust approvals required by the merger agreement as a condition to closing have been received and/or any associated waiting periods have expired.  A special meeting of Lyondell’s shareholders has been scheduled for November 20, 2007 to vote on the proposed merger, which is expected to close in the fourth quarter 2007.

The merger agreement restricts Lyondell’s ability to take specified actions without Basell’s approval including, among other things, making significant acquisitions, dispositions or investments, making certain significant capital expenditures not contemplated by Lyondell’s current capital plan, and entering into certain material contracts.  The merger agreement also contains certain termination rights, and provides that, upon termination of the merger agreement under specified circumstances, Lyondell would be required to pay to Basell a termination fee of $385 million.

As a result of the proposed merger, the debt and accounts receivable sales facilities of Lyondell Chemical Company, Equistar and Millennium will be affected to varying degrees.  If not amended, the credit facilities and accounts receivable sales facilities of Lyondell Chemical Company and Equistar would be terminated at the closing.  The indentures governing all of Lyondell Chemical Company’s and Equistar’s debt, with the exception of Lyondell Chemical Company’s Debentures due 2010 and 2020 and Equistar’s Notes due 2009 and Debentures due 2026, contain put rights, which may be available to the debt holders as a result of the merger.  Millennium’s Notes due 2026 do not contain a put right.  Millennium’s 4% convertible debentures would be convertible at the conversion rate into the $48 cash per share merger consideration.

4.       Discontinued Operations

On May 15, 2007, Lyondell completed the sale of its worldwide inorganic chemicals business in a transaction valued at $1.3 billion, including the acquisition of working capital and assumption of certain liabilities directly related to the business.

The following represent the elements of cash flow for the nine months ended September 30, 2007 related to the sale of the inorganic chemicals business:

Millions of dollars
Gross sales proceeds	$1,143
Cash and cash equivalents sold	(37)
Costs related to the sale	(17)
Net proceeds from sale of discontinued operations before required repayment of debt	1,089
Debt required to be repaid	(99)
Net proceeds from sale of discontinued operations	$990

 LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.       Discontinued Operations – (Continued)

The operations of the inorganic chemicals business are classified as discontinued operations in the consolidated statements of income and cash flows, and the assets and associated liabilities have been classified as held for sale in the consolidated balance sheets.

Amounts included in income from discontinued operations are summarized as follows:

	For the three months ended September 30,				For the nine months ended September 30,
Millions of dollars	2007		2006		2007	2006
Sales and other operating revenues	$	- -		$339	$514		$1,035
Loss on sale of discontinued operations	$	- -	$	- -	$(21)	$	- -
Other income (loss) from discontinued operations		- -		(7)	18		35
Provision for (benefit from) income taxes		- -		(3)	79		4
Income (loss) from discontinued operations, net of tax	$	- -		$(4)	$(82)		$31

The final amount that Lyondell will receive in compensation for working capital has not been determined.  Unresolved amounts totaling less than $30 million are subject to possible arbitration proceedings.

The provision for income taxes in the nine months ended September 30, 2007 primarily reflects the unfavorable effect of nondeductible capital losses resulting from the sale.  Income taxes payable related to the sale were $88 million.

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

 LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.       Discontinued Operations – (Continued)

Additionally, stockholders’ equity at December 31, 2006 included accumulated other comprehensive income of $55 million associated with discontinued operations.

5.      Equity Interest and Acquisition of Houston Refining LP

During the third quarter 2007, Houston Refining settled its remaining insurance claims related to business interruption from Hurricane Rita for $50 million and Lyondell recognized a benefit of $30 million for its 58.75% pro rata share of the settlement.  The remainder was remitted to CITGO Petroleum Corporation (“CITGO”).

On August 16, 2006, Lyondell purchased CITGO’s 41.25% ownership interest in Houston Refining to, among other things, take advantage of market conditions in refining and Houston Refining’s cash flows.  Prior to the acquisition, Lyondell held a 58.75% equity-basis investment in Houston Refining and, as a result of the acquisition, Houston Refining became a wholly owned, consolidated subsidiary of Lyondell from August 16, 2006.  Houston Refining owns and operates a full conversion refinery located in Houston, Texas, which has the ability to process approximately 268,000 barrels per day of lower cost, heavy, high sulfur crude oil.

Lyondell’s acquisition of CITGO’s 41.25% interest was financed using $2,509 million of the proceeds of a $2.65 billion seven-year term loan (see Note 12).  The $2,509 million consisted of $43 million of debt issue costs and $2,466 million of cash payments at closing consisting of:  $1,629 million for acquisition of the 41.25% interest in Houston Refining, the acquisition of estimated working capital of $53 million, $445 million to repay and terminate Houston Refining’s $450 million term loan facility, including accrued interest of $4 million, $39 million to repay a loan payable to CITGO, including $4 million of accrued interest, and $300 million related to the termination of the previous crude supply agreement.  As part of the transaction, Houston Refining and PDVSA Petróleo, S.A. terminated the previous crude supply agreement and entered into a new crude oil contract for 230,000 barrels per day of heavy crude oil, which runs through 2011 and year to year thereafter.  In the fourth quarter 2006, additional payments totaling $92 million, including accrued interest, were made to CITGO, representing adjustment of the estimated working capital.

The following represent the elements of cash flow in the nine months ended September 30, 2006 for the transactions related to the acquisition of Houston Refining:

Millions of dollars
Purchase of CITGO’s 41.25% interest in Houston Refining	$1,629
Acquisition of estimated working capital	53
Total cash purchase price of 41.25% interest in Houston Refining	1,682
Related payments - advances to Houston Refining:
To fund termination of crude supply agreement	300
To fund repayment of bank loan and accrued interest	445
To fund repayment of CITGO partner loan and accrued interest	39
Cash payments at closing	2,466
Cash and cash equivalents acquired	(53)
Acquisition of Houston Refining and related payments, net of cash acquired	$2,413

During the nine months ended September 30, 2007, Lyondell reimbursed CITGO, as provided for in the transaction agreement, for $94 million of taxes, which Lyondell previously estimated at $97 million, resulting in a $3 million reduction to the purchase price allocated to property, plant and equipment.

 LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.       Equity Interest and Acquisition of Houston Refining LP – (Continued)

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

Summarized financial information for Houston Refining follows for certain periods prior to the consolidation of Houston Refining:

Millions of dollars	For the period July 1 through August 15, 2006	For the period January 1 through August 15, 2006
STATEMENTS OF INCOME
Sales and other operating revenues	$1,205	$5,710
Cost of sales	1,076	5,223
Termination of crude supply agreement	300	300
Selling, general and administrative expenses	9	42
Operating income (loss)	(180)	145
Interest expense, net	(8)	(31)
Benefit from income taxes	(8)	- -
Net income (loss)	$(180)	$114

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

Lyondell’s results for the three and nine months ended September 30, 2006 were reduced by a $176 million charge representing its 58.75% share of the $300 million cost to terminate Houston Refining’s previous crude supply agreement.  For the nine months ended September 30, 2006, Lyondell’s income also included $74 million in “Other income (expense), net” representing the net payments received by Lyondell, including reimbursement of legal fees and expenses from Houston Refining referred to above, in settlement of all disputes among Lyondell, CITGO and Petróleos de Venezuela, S.A. and their respective affiliates.

6.       Charges Related to Toluene Diisocyanate Plant and Asset Impairment

Lyondell ceased production of toluene diisocyanate (“TDI”) at the Lake Charles, Louisiana TDI plant in the third quarter of 2005.  Results of operations in the first nine months of 2007 reflect charges totaling $64 million, relating to resolution of commercial arrangements associated with the facility under which payments will be made over the next four years.  Any additional costs that may be incurred with respect to the facility are not expected to be material to Lyondell’s results of operations.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.       Charges Related to Toluene Diisocyanate Plant and Asset Impairment – (Continued)

Lyondell’s third quarter and first nine months 2006 earnings reflect a pretax charge of $106 million for impairment of the net book value of its idled Lake Charles, Louisiana ethylene facility.  In the third quarter of 2006, Lyondell undertook a study of the feasibility, cost and time required to restart the Lake Charles ethylene facility.  As a result, management determined that restarting the facility would not be justified.  The remaining net book value of the related assets of $10 million represents an estimate, based on probabilities, of alternative-use value. Lyondell does not expect to incur any significant future costs with respect to the facility.

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

Changes in Lyondell’s investment in the U.S. and European PO joint ventures for the nine-month periods ended September 30, 2006 and 2007 are summarized as follows:

Millions of dollars	U.S. PO Joint Venture	European PO Joint Venture	Total PO Joint Ventures
Investment in PO joint ventures – January 1, 2006	$518	$258	$776
Cash contributions	12	6	18
Depreciation and amortization	(25)	(10)	(35)
Effect of exchange rate changes	- -	18	18

Investment in PO joint ventures – September 30, 2006	$505	$272	$777

Investment in PO joint ventures – January 1, 2007	$504	$274	$778
Cash contributions	13	21	34
Depreciation and amortization	(25)	(11)	(36)
Effect of exchange rate changes	- -	23	23

Investment in PO joint ventures – September 30, 2007	$492	$307	$799

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.       Accounts Receivable

Lyondell has two accounts receivable sales facilities totaling $750 million, which mature in November 2010, maintained by its wholly owned subsidiary, Equistar Chemicals, LP (together with its consolidated subsidiaries, “Equistar”), and by Lyondell Chemical Company.  Pursuant to these facilities, Lyondell sells, through two wholly owned bankruptcy-remote subsidiaries, on an ongoing basis and without recourse, interests in pools of domestic accounts receivable to financial institutions participating in the facilities.  Lyondell is responsible for servicing the receivables.  As of September 30, 2007 and December 31, 2006, the aggregate amounts of outstanding receivables sold under the facilities were $40 million and $100 million, respectively.

9.       Inventories

Inventories consisted of the following components:

Millions of dollars	September 30, 2007	December 31, 2006
Finished goods	$1,075	$1,093
Work-in-process	178	156
Raw materials	447	445
Materials and supplies	206	183
Total inventories	$1,906	$1,877

10.       Property, Plant and Equipment and Goodwill

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows:

Millions of dollars	September 30, 2007	December 31, 2006
Land	$103	$104
Manufacturing facilities and equipment	12,579	12,124
Construction in progress	373	362
Total property, plant and equipment	13,055	12,590
Less accumulated depreciation	(4,564)	(4,048)
Property, plant and equipment, net	$8,491	$8,542

Depreciation and amortization expense is summarized as follows:

	For the three months ended September 30,		For the nine months ended September 30,
Millions of dollars	2007	2006	2007	2006
Property, plant and equipment	$170	$135	$509	$365
Investment in PO joint ventures	12	12	36	35
Turnaround costs	24	16	64	44
Patent and license costs	1	1	4	5
Software costs	2	8	17	22
Other	14	10	32	24
Total depreciation and amortization	$223	$182	$662	$495

 LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.       Property, Plant and Equipment and Goodwill – (Continued)

Lyondell believes that there are asset retirement obligations associated with some of its facilities, but that the present value of those obligations normally is not material in the context of an indefinite expected life of the facilities.  Lyondell continually reviews the optimal future alternatives for its facilities.  Any decision to retire one or more facilities would result in an increase in the present value of such obligations.  At September 30, 2007 and December 31, 2006, the liabilities that had been recognized for all asset retirement obligations were $16 million and $12 million, respectively.

Lyondell’s goodwill increased from $1,332 million at December 31, 2006 to $1,373 million at September 30, 2007 as a result of the adoption of FIN No. 48 (see Note 2).

11.       Accounts Payable

Accounts payable at September 30, 2007 and December 31, 2006 included liabilities in the amounts of $17 million and $19 million, respectively, for checks issued in excess of associated bank balances but not yet presented for collection.

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

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.           Long-Term Debt – (Continued)

Long-term debt consisted of the following:

Millions of dollars	September 30, 2007	December 31, 2006
Bank credit facilities:
LCC senior secured credit facility:
Term loan due 2013	$1,758	$1,771
$1,055 million revolving credit facility	- -	- -
Equistar $400 million inventory-based revolving credit facility	- -	- -

LCC notes and debentures:
Senior Secured Notes due 2012, 11.125%	- -	277
Senior Secured Notes due 2013, 10.5%	325	325
Debentures due 2010, 10.25%	100	100
Debentures due 2020, 9.8% ($1 million of discount)	224	224
Senior Unsecured Notes due 2014, 8%	875	875
Senior Unsecured Notes due 2016, 8.25%	900	900
Senior Unsecured Notes due 2017, 6.875%	510	- -
Senior Subordinated Notes due 2009, 10.875%	- -	500

Equistar notes and debentures:
Senior Notes due 2008, 10.125% ($5 million of premium)	405	716
Senior Notes due 2011, 10.625% ($12 million of premium)	412	727
Debentures due 2026, 7.55% ($14 million of discount)	136	135
Notes due 2009, 8.75%	600	599

Millennium notes and debentures:
Senior Notes due 2008, 9.25%	- -	393
Senior Debentures due 2026, 7.625% ($3 million of premium)	244	249
Convertible Senior Debentures due 2023, 4% ($10 million of premium)	160	163

Total	6,649	7,954
Less current maturities	(423)	(18)

Long-term debt	$6,226	$7,936

During the first nine months of 2007, Lyondell repaid the $278 million outstanding principal amount of LCC’s 11.125% Senior Secured Notes due 2012, paying premiums totaling $18 million.  LCC also obtained consents to a proposed amendment of a restrictive provision of the indenture related to its 10.5% Senior Secured Notes due 2013, which required LCC to refinance subordinated debt with new subordinated debt.  The amendment permits the refinancing of subordinated debt with senior debt.  As a result, Lyondell issued $510 million of LCC 6.875% Senior Unsecured Notes due 2017, paying debt issuance costs of $8 million, and repaid, at par, the outstanding $500 million principal amount of LCC’s 10.875% Senior Subordinated Notes due 2009.

Also during the first nine months of 2007, LCC obtained an amendment to its senior secured credit facility reducing the then-current interest rate from LIBOR plus 1.75% to LIBOR plus 1.50% and removing the financial ratio maintenance covenants from the term loan.  In addition, LCC repaid $13 million principal amount of its term loan due 2013 and Millennium repaid $4 million principal amount of its 7.625% Senior Debentures due 2026.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.           Long-Term Debt – (Continued)

During the first nine months of 2007, Equistar repaid $300 million of its 10.125% Senior Notes due 2008 and $300 million of its 10.625% Senior Notes due 2011, paying premiums totaling $32 million, and Millennium repaid the remaining $373 million of its 9.25% Senior Notes due 2008, paying a premium of $13 million.  As a result of the repayment of the 9.25% Senior Notes, Millennium is no longer prohibited from making certain restricted payments, including cash dividends to Lyondell, nor is it required to maintain financial ratios.

As of September 30, 2007, based on a quarterly test related to the price of Lyondell common stock, Millennium’s 4% Convertible Senior Debentures were convertible into Lyondell common stock at a conversion rate of 75.763 Lyondell shares per one thousand dollar principal amount of the Debentures.  The principal amount of Debentures that had been converted into shares of Lyondell common stock as of September 30, 2007 was not significant.

Current maturities of long-term debt at September 30, 2007 included $400 million principal amount of Equistar’s 10.125% Senior Notes due 2008 and $18 million of LCC’s term loan due 2013.  At December 31, 2006, current maturities of long-term debt included $18 million of LCC’s term loan due 2013.

Amortization of debt premiums, including adjustments to fair values included in accounting for the acquisition of Millennium, debt discounts and debt issuance costs resulted in net expense of $1 million for the three months ended September 30, 2007, a net credit of $3 million for the three months ended September 30, 2006 and net credits of $6 million and $13 million for the nine months ended September 30, 2007 and 2006, respectively, that were included in interest expense in the Consolidated Statements of Income.

Foreign exchange gains on intercompany loans totaled $26 million and $24 million, respectively, in the three months and nine months ended September 30, 2007 and less than $1 million in each of the three and nine months ended September 30, 2006.  The gains in 2007 reflected the significant increase in value of the euro compared to the U.S. dollar in the three months ended September 30, 2007 and the determination that certain outstanding intercompany debt will be repaid in the foreseeable future.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.       Pension and Other Postretirement Benefits

Net periodic pension benefits included the following cost components:

	For the three months ended September 30, 2007		For the nine months ended September 30, 2007
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$13	$3	$39	$8
Interest cost	22	3	66	8
Recognized return on plan assets	(26)	(4)	(74)	(10)
Amortization	5	- -	10	1
Net periodic pension benefit cost	$14	$2	$41	$7

	For the three months ended September 30, 2006		For the nine months ended September 30, 2006
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$11	$4	$33	$11
Interest cost	20	3	59	9
Recognized return on plan assets	(19)	(4)	(56)	(11)
Amortization	6	1	17	3
Net periodic pension benefit cost	$18	$4	$53	$12

Net periodic other postretirement benefits, which are provided to U.S. employees, included the following cost components:

	For the three months ended September 30,		For the nine months ended September 30,
Millions of dollars	2007	2006	2007	2006
Service cost	$1	$1	$4	$3
Interest cost	4	3	11	9
Amortization	(1)	(1)	(5)	(2)
Net periodic other postretirement benefit cost	$4	$3	$10	$10

Lyondell made $147 million of voluntary and required contributions to its pension plans during the nine months ended September 30, 2007, and does not expect to make significant contributions during the last three months of 2007.

14.       Income Taxes

Certain income tax returns of Lyondell and various of its subsidiaries are under examination by the Internal Revenue Service (“IRS”) and various non-U.S. and state tax authorities.  In many cases, these audits may result in proposed adjustments by the tax authorities.  Lyondell believes that its tax positions comply with applicable tax law and intends to defend its positions through appropriate administrative and judicial processes.

 LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.       Income Taxes – (Continued)

Tax benefits totaling $179 million relating to uncertain tax positions taken in prior years, including $44 million pertaining to discontinued operations, were unrecognized as of January 1, 2007 (see Note 2).  As a result of the sale of the inorganic chemicals business, this amount decreased by the $44 million.  There were no other material changes in the amount of unrecognized benefits during the nine months ended September 30, 2007.

A substantial portion of these uncertainties relate to passive foreign income for the years 1997 to 2001 and related capital loss benefits that were subsequently recognized.  IRS audit examination and appeal of the matter has been completed, and it is now in the final stages of the administrative review process.  It is reasonably possible that the matter may be settled in 2007 and result in a significant reduction of the amount of unrecognized tax benefits with a corresponding adjustment to goodwill.  With the exception of the preceding issue, Lyondell is no longer subject to any significant income tax examinations by tax authorities for years prior to 2002.

Lyondell recognizes interest accrued related to uncertain income tax positions in interest expense.  Lyondell’s accrued liability for interest as of January 1, 2007 was $86 million.  The noncurrent portion of liabilities for uncertain income tax positions and related interest are classified as “Other liabilities” in the consolidated balance sheets.

The effective income tax rate for the first nine months of 2007 was 34% primarily due to a benefit from newly-enacted Texas state legislation, which allows the carryforward of certain tax losses for state income tax purposes.  The estimated annual effective income tax rate for 2007, excluding the effect of the Texas state tax benefit, is 36%.  The effective income tax rate used for the first nine months of 2006 was 40%, and was higher than the statutory rate primarily due to the effects of non-U.S. operations.

15.       Commitments and Contingencies

Environmental Remediation—Lyondell’s accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $175 million and $176 million as of September 30, 2007 and December 31, 2006, respectively.  The remediation expenditures are expected to occur over a number of years, and not to be concentrated in any single year.  In the opinion of management, there is no material estimable range of reasonably possible loss in excess of the liabilities recorded for environmental remediation.  However, it is possible that new information about the sites for which the accrual has been established, new technology or future developments such as involvement in investigations by regulatory agencies, could require Lyondell to reassess its potential exposure related to environmental matters.

The following table summarizes the activity in Lyondell’s accrued environmental liability for the nine months ended September 30:

Millions of dollars	2007	2006
Balance at January 1	$176	$171
Additional provisions	12	10
Amounts paid	(13)	(9)
Balance at September 30	$175	$172

The liabilities for individual sites range from less than $1 million to $109 million.  The $109 million liability relates to the Kalamazoo River Superfund Site.

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

As a result of these discussions, new information has been obtained about regulatory oversight costs and other remediation costs, including a proposed remedy to be applied to a specific portion of the river.  As a result, Lyondell recognized $8 million in the first nine months of 2007 for additional estimated probable future remediation costs.  As of September 30, 2007, the probable future remediation spending associated with the river cannot be determined with certainty.  The activities related to the specific portion of the river are expected to be completed in 3 to 4 years and may provide Lyondell with a basis for estimating the probable future remediation cost of the Kalamazoo River.  At September 30, 2007, the balance of this liability was $62 million.

In addition, in 2004, Lyondell recognized a liability primarily related to Millennium’s estimated share of remediation costs for two former paper mill sites and associated landfills, which are also part of the Kalamazoo River Superfund Site.  At September 30, 2007, the balance of the liability was $47 million.  Although no final agreement has been reached as to the ultimate remedy for these locations, Millennium has begun remediation activity related to these sites.

Millennium’s ultimate liability for the Kalamazoo River Superfund Site will depend on many factors that have not yet been determined, including the ultimate remedy selected, the determination of natural resource damages, the number and financial viability of the other PRPs, and the determination of the final allocation among the PRPs.

The balance, at September 30, 2007, of Lyondell remediation liabilities related to Millennium sites other than the Kalamazoo River Superfund Site was $39 million.

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

Litigation—On April 12, 2005, BASF Corporation (“BASF”) filed a lawsuit in New Jersey against Lyondell asserting various claims relating to alleged breaches of a PO sales contract and seeking damages in excess of $100 million.  Lyondell denies it breached the contract.  The trial started on June 18, 2007.  Lyondell believes the maximum refund due to BASF is $22.5 million on such PO sales and has offered to pay such amount to BASF.  On August 13, 2007, the jury returned a verdict in favor of BASF in the amount of approximately $170 million (which includes the above $22.5 million).  On October 3, 2007, the judge determined that prejudgment interest on the verdict would be $36 million.  Lyondell will appeal this verdict and will post a bond, which will be collateralized by a $200 million letter of credit.  Lyondell does not expect the verdict to result in any material adverse effect on its business, financial position, liquidity or results of operations.

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

Indemnification—Lyondell and its joint ventures are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation of joint ventures.  For example, Lyondell entered into indemnification arrangements in connection with the transfer of assets and liabilities from Atlantic Richfield Company to Lyondell prior to Lyondell’s initial public offering and in connection with Lyondell’s acquisition of the outstanding shares of ARCO Chemical Company; Equistar and its owner companies (including Lyondell and Millennium) entered into indemnification arrangements in connection with the formation of Equistar; and Millennium entered into indemnification arrangements in connection with its demerger from Hanson plc.  Pursuant to these arrangements, Lyondell and its joint ventures provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions.  These indemnification arrangements typically include provisions pertaining to third party claims relating to environmental and tax matters and various types of litigation.  As of September 30, 2007, Lyondell has not accrued any significant amounts for such indemnification obligations, and is not aware of other circumstances that would be likely to lead to significant future indemnification claims against Lyondell.  Lyondell cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.

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

The tax benefits of stock options exercised during the nine months ended September 30, 2007 and 2006 were $20 million and $4 million, respectively.

17.       Per Share Data

Basic earnings per share for the periods presented is computed based upon the weighted average number of shares of common stock outstanding during the periods.  Diluted earnings per share also include the effect of outstanding stock options, warrants and restricted stock.  Additionally, diluted earnings per share for the three and nine months ended September 30, 2007 and 2006 include the effect of the assumed conversion of Millennium’s 4% Convertible Senior Debentures into Lyondell common stock.

 LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.       Per Share Data – (Continued)

Earnings per share data and dividends declared per share of common stock were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
In millions	2007	2006	2007	2006
Income from continuing operations	$206	$61	$483	$476
After-tax interest expense on 4% Convertible Senior Debentures	- -	- -	1	1
Income from continuing operations, assuming conversion of 4% Convertible Senior Debentures	206	61	484	477
Income (loss) from discontinued operations, net of tax	- -	(4)	(82)	31
Net income assuming conversion of 4% Convertible Senior Debentures	$206	$57	$402	$508

In millions of shares
Basic weighted average shares	253.3	247.7	252.4	247.3
Effect of dilutive securities:
4% Convertible Senior Debentures	11.4	11.0	11.3	11.0
Stock options, warrants and restricted stock	1.6	1.8	1.5	1.7
Dilutive potential shares	266.3	260.5	265.2	260.0

Earnings per share:
Basic:
Continuing operations	$0.81	$0.24	$1.91	$1.92
Discontinued operations	- -	(0.01)	(0.32)	0.13
	$0.81	$0.23	$1.59	$2.05
Diluted:
Continuing operations	$0.78	$0.23	$1.83	$1.84
Discontinued operations	- -	(0.01)	(0.31)	0.12
	$0.78	$0.22	$1.52	$1.96

Antidilutive stock options and warrants in millions	- -	6.2	0.3	6.2

Dividends declared per share of common stock	$0.225	$0.225	$0.675	$0.675

 LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.       Comprehensive Income

The components of comprehensive income were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
Millions of dollars	2007	2006	2007	2006
Net income	$206	$57	$401	$507
Other comprehensive income (loss), net of tax:
Continuing operations:
Foreign currency translation	39	2	75	84
Amortization of actuarial and investment loss included in net periodic benefit cost	3	- -	4	- -

Discontinued operations:
Foreign currency translation	- -	(2)	17	24
Sale of discontinued operations	- -	- -	(72)	- -
Total other comprehensive income	42	- -	24	108
Comprehensive income	$248	$57	$425	$615

19.       Segment and Related Information

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

Through August 15, 2006, the refining segment consisted of Lyondell’s equity investment in Houston Refining (see Note 5). The operations of Houston Refining are consolidated prospectively from August 16, 2006, and include the effects of Lyondell’s acquisition from that date.

On May 15, 2007, Lyondell completed the sale of its worldwide inorganic chemicals business (see Note 4).

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.       Segment and Related Information – (Continued)

Summarized financial information concerning reportable segments is shown in the following table for the periods presented:

Millions of dollars	EC&D	PO&RP	Refining	Other	Total

For the three months ended September 30, 2007:
Sales and other operating revenues:
Customer	$2,786	$2,031	$2,539	$29	$7,385
Intersegment	782	100	260	(1,142)	- -
	3,568	2,131	2,799	(1,113)	7,385

Operating income (loss)	83	170	209	(19)	443

For the three months ended September 30, 2006:
Sales and other operating revenues:
Customer	$3,015	$1,810	$954	$36	$5,815
Intersegment	588	90	129	(807)	- -
	3,603	1,900	1,083	(771)	5,815

Operating income	173	133	81	1	388
Income (loss) from equity investments	- -	2	(104)	- -	(102)

For the nine months ended September 30, 2007:
Sales and other operating revenues:
Customer	$8,034	$5,756	$6,777	$89	$20,656
Intersegment	2,190	302	699	(3,191)	- -
	10,224	6,058	7,476	(3,102)	20,656

Operating income (loss)	255	330	674	(38)	1,221
Income from equity investments	- -	2	- -	- -	2

For the nine months ended September 30, 2006:
Sales and other operating revenues:
Customer	$8,833	$5,067	$954	$94	$14,948
Intersegment	1,323	240	129	(1,692)	- -
	10,156	5,307	1,083	(1,598)	14,948

Operating income (loss)	653	358	81	(1)	1,091
Income from equity investments	- -	4	73	- -	77

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.       Segment and Related Information – (Continued)

Sales and other operating revenues and operating income in the “Other” column above include elimination of intersegment transactions and businesses that are not reportable segments.

20.       Supplemental Guarantor Information

Certain Lyondell entities are guarantors, jointly and severally, of the following LCC debt (see Note 12):

-	Senior Secured Notes due 2013, 10.5%
-	Senior Unsecured Notes due 2014, 8%
-	Senior Unsecured Notes due 2016, 8.25%, and
-	Senior Unsecured Notes due 2017, 6.875%.

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

As a result of Lyondell’s purchase of its partner’s 41.25% equity interest in Houston Refining and Lyondell’s resulting 100% ownership of Houston Refining, the operations of Houston Refining are consolidated prospectively from August 16, 2006.  Prior to August 16, 2006, Lyondell accounted for its investment in Houston Refining using the equity method (see Note 5 for additional information).

The following condensed consolidating financial information present supplemental information as of September 30, 2007 and December 31, 2006 and for the three- and nine-month periods ended September 30, 2007 and 2006.  In this note, LCC refers to the parent company, Lyondell Chemical Company.

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

BALANCE SHEET
As of September 30, 2007

Millions of dollars	LCC	Guarantors		Equistar	Non- Guarantors	Eliminations		Consolidated

Inventories	$316		$362	$679	$551		$(2)	$1,906
Accounts receivable – affiliates	3,764		1,680	270	920		(6,634)	- -
Other current assets	248		453	1,231	1,061		- -	2,993
Property, plant and equipment, net	571		2,790	2,814	2,316		- -	8,491
Investments and long-term receivables	5,509		4,122	51	2,141		(10,924)	899
Long-term receivables – affiliates	2,936		2,297	- -	625		(5,858)	- -
Goodwill, net	699		142	- -	532		- -	1,373
Other assets, net	256		146	273	203		- -	878
Total assets	$14,299		$11,992	$5,318	$8,349		$(23,418)	$16,540

Current maturities of long-term debt	$18	$	- -	$400	$5	$	- -	$423
Accounts payable – affiliates	2,132		2,863	647	992		(6,634)	- -
Other current liabilities	573		682	1,200	849		- -	3,304
Long-term debt	4,674		- -	1,153	399		- -	6,226
Long-term payables – affiliates	2,022		2,988	- -	848		(5,858)	- -
Other liabilities	461		95	370	332		- -	1,258
Deferred income taxes	889		- -	- -	789		- -	1,678
Minority interests	- -		- -	1	120		- -	121
Stockholders’ equity	3,530		5,364	1,547	4,015		(10,926)	3,530
Total liabilities and stockholders’ equity	$14,299		$11,992	$5,318	$8,349		$(23,418)	$16,540

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

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF INCOME
For the Three Months Ended September 30, 2007

Millions of dollars	LCC	Guarantors	Equistar	Non- Guarantors	Eliminations	Consolidated

Sales and other operating revenues	$1,169	$2,801	$3,464	$1,344	$(1,393)	$7,385
Cost of sales	1,092	2,583	3,314	1,140	(1,393)	6,736
Selling, general and administrative expenses	74	6	71	37	- -	188
Research and development expenses	8	- -	10	- -	- -	18
Operating income (loss)	(5)	212	69	167	- -	443
Interest income (expense), net	(102)	2	(37)	(1)	- -	(138)
Other income (expense), net	(6)	26	- -	4	- -	24
Income from equity investments	214	145	- -	7	(366)	- -
Intercompany income (expense), net	12	57	(10)	(59)	- -	- -
(Provision for) benefit from income taxes	93	(171)	- -	(45)	- -	(123)
Net income	$206	$271	$22	$73	$(366)	$206

STATEMENT OF INCOME
For the Three Months Ended September 30, 2006

				Non-
Millions of dollars	LCC	Guarantors	Equistar	Guarantors	Eliminations	Consolidated

Sales and other operating revenues	$1,128	$1,083	$3,480	$1,152	$(1,028)	$5,815
Cost of sales	1,055	997	3,151	997	(1,028)	5,172
Asset impairments	- -	- -	135	(29)	- -	106
Selling, general and administrative expenses	45	7	54	26	- -	132
Research and development expenses	10	(3)	8	2	- -	17
Operating income	18	82	132	156	- -	388
Interest income (expense), net	(98)	3	(55)	(7)	1	(156)
Other income (expense), net	(22)	(1)	1	4	- -	(18)
Income (loss) from equity investments	65	51	- -	25	(243)	(102)
Intercompany income (expense), net	20	23	- -	(43)	- -	- -
(Provision for) benefit from income taxes	74	(71)	- -	(54)	- -	(51)
Loss from discontinued operations, net of tax	- -	- -	- -	(4)	- -	(4)
Net income	$57	$87	$78	$77	$(242)	$57

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF INCOME
For the Nine Months Ended September 30, 2007

Millions of dollars	LCC	Guarantors	Equistar	Non- Guarantors	Eliminations	Consolidated

Sales and other operating revenues	$3,309	$7,480	$9,867	$3,978	$(3,978)	$20,656
Cost of sales	3,206	6,782	9,414	3,429	(3,978)	18,853
Selling, general and administrative expenses	195	18	202	112	- -	527
Research and development expenses	25	- -	28	2	- -	55
Operating income (loss)	(117)	680	223	435	- -	1,221
Interest income (expense), net	(324)	3	(140)	(12)	- -	(473)
Other income (expense), net	(30)	24	(32)	22	- -	(16)
Income from equity investments	595	371	1	14	(979)	2
Intercompany income (expense), net	31	145	(10)	(166)	- -	- -
(Provision for) benefit from income taxes	268	(418)	(1)	(100)	- -	(251)
Loss from discontinued operations, net of tax	(22)	- -	- -	(60)	- -	(82)
Net income	$401	$805	$41	$133	$(979)	$401

STATEMENT OF INCOME
For the Nine Months Ended September 30, 2006

				Non-
Millions of dollars	LCC	Guarantors	Equistar	Guarantors	Eliminations	Consolidated

Sales and other operating revenues	$3,125	$1,083	$9,794	$3,120	$(2,174)	$14,948
Cost of sales	2,892	1,001	8,849	2,749	(2,170)	13,321
Asset impairments	- -	- -	135	(29)	- -	106
Selling, general and administrative expenses	123	7	163	83	- -	376
Research and development expenses	29	(3)	25	3	- -	54
Operating income	81	78	622	314	(4)	1,091
Interest income (expense), net	(240)	9	(160)	(42)	1	(432)
Other income (expense), net	(27)	75	- -	12	- -	60
Income from equity investments	540	653	- -	141	(1,257)	77
Intercompany income (expense), net	(34)	153	- -	(119)	- -	- -
(Provision for) benefit from income taxes	187	(378)	- -	(129)	- -	(320)
Income from discontinued operations, net of tax	- -	- -	- -	31	- -	31
Net income	$507	$590	$462	$208	$(1,260)	$507

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2007

Millions of dollars	LCC	Guarantors	Equistar	Non- Guarantors	Eliminations		Consolidated
Net cash provided by (used in) operating activities – continuing operations	$(232)	$1,562	$253	$182		$(919)	$846
Net cash used in operating activities – discontinued operations	- -	- -	- -	(113)		- -	(113)
Net cash provided by (used in) operating activities	(232)	1,562	253	69		(919)	733

Expenditures for property, plant and equipment	(35)	(143)	(152)	(30)		- -	(360)
Payments to discontinued operations	- -	- -	- -	(97)		- -	(97)
Acquisition of Houston Refining LP and related payments, net of cash acquired	(94)	- -	- -	- -		- -	(94)
Distributions from affiliates in excess of earnings	297	- -	- -	18		(313)	2
Contributions and advances to affiliates	(34)	- -	- -	- -		- -	(34)
Loans to affiliates	- -	(255)	- -	(725)		980	- -
Other	- -	1	8	3		- -	12
Net cash provided by (used in) investing activities – continuing operations	134	(397)	(144)	(831)		667	(571)
Net proceeds from sale of discontinued operations before required repayment of debt	- -	- -	- -	1,089		- -	1,089
Other net cash provided by investing activities – discontinued operations	- -	- -	- -	82		- -	82
Net cash provided by (used in) investing activities	134	(397)	(144)	340		667	600

Repayment of long-term debt	(809)	- -	(632)	(390)		- -	(1,831)
Issuance of long-term debt	510	- -	- -	- -		- -	510
Proceeds from notes payable to affiliates	465	- -	515	- -		(980)	- -
Dividends paid	(171)	(268)	- -	(3)		271	(171)
Proceeds from and tax benefits of stock option exercises	81	- -	- -	- -		- -	81
Distributions to owners	- -	(861)	(100)	- -		961	- -
Other, net	8	(2)	- -	1		- -	7
Net cash provided by (used in) financing activities – continuing operations	84	(1,131)	(217)	(392)		252	(1,404)
Debt required to be repaid upon sale of discontinued operations	- -	- -	- -	(99)		- -	(99)
Net cash provided by financing activities – discontinued operations	- -	- -	- -	23		- -	23
Net cash provided by (used in) financing activities	84	(1,131)	(217)	(468)		252	(1,480)

Effect of exchange rate changes on cash	- -	- -	- -	4		- -	4
Increase (decrease) in cash and cash equivalents	(14)	34	(108)	(55)		- -	(143)
Cash and cash equivalents at beginning of period	92	80	133	141		- -	446
Cash and cash equivalents at end of period – continuing operations	$78	$114	$25	$86	$	- -	$303

LYONDELL CHEMICAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2006

Millions of dollars	LCC	Guarantors	Equistar	Non- Guarantors	Eliminations		Consolidated
Net cash provided by (used in) operating activities – continuing operations	$(77)	$672	$450	$403		$(867)	$581
Net cash provided by operating activities – discontinued operations	- -	- -	- -	38		- -	38
Net cash provided by (used in) operating activities	(77)	672	450	441		(867)	619

Expenditures for property, plant and equipment	(35)	(29)	(105)	(28)		- -	(197)
Payments to discontinued operations	- -	- -	- -	(12)		- -	(12)
Acquisition of Houston Refining LP and related payments, net of cash acquired	(2,468)	55	- -	- -		- -	(2,413)
Distributions from affiliates in excess of earnings	117	- -	- -	- -		- -	117
Contributions and advances to affiliates	(82)	- -	- -	(6)		6	(82)
Loans to affiliates	- -	(99)	- -	(214)		313	- -
Other	4	- -	2	1		(1)	6
Net cash used in investing activities – continuing operations	(2,464)	(73)	(103)	(259)		318	(2,581)
Other net cash used in investing activities – discontinued operations	- -	- -	- -	(30)		- -	(30)
Net cash used in investing activities	(2,464)	(73)	(103)	(289)		318	(2,611)

Repayment of long-term debt	(1,705)	- -	(150)	(240)		- -	(2,095)
Issuance of long-term debt	4,356	- -	- -	- -		- -	4,356
Proceeds from notes payable to affiliates	313	- -	- -	- -		(313)	- -
Dividends paid	(167)	(38)	- -	- -		38	(167)
Proceeds from and tax benefits of stock option exercises	18	- -	- -	- -		- -	18
Distributions to owners	- -	(454)	(375)	(1)		830	- -
Contributions from owners	- -	- -	- -	6		(6)	- -
Other, net	(6)	5	1	(3)		- -	(3)
Net cash provided by (used in) financing activities – continuing operations	2,809	(487)	(524)	(238)		549	2,109
Other net cash used in financing activities – discontinued operations	- -	- -	- -	(13)		- -	(13)
Net cash provided by (used in) financing activities	2,809	(487)	(524)	(251)		549	2,096

Effect of exchange rate changes on cash	- -	- -	- -	4		- -	4
Increase (decrease) in cash and cash equivalents	268	112	(177)	(95)		- -	108
Cash and cash equivalents at beginning of period	63	- -	215	315		- -	593
Cash and cash equivalents at end of period	331	112	38	220		- -	701
Less: Cash and cash equivalents at end of period – discontinued operations	- -	- -	- -	45		- -	45
Cash and cash equivalents at end of period – continuing operations	$331	$112	$38	$175	$	- -	$656

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

In addition to comparisons of current operating results with the same period in the prior year, Lyondell has included, as additional disclosure, certain “trailing quarter” comparisons of third quarter 2007 operating results to second quarter 2007 operating results.  Lyondell’s businesses are highly cyclical, in addition to experiencing some less significant seasonal effects.  Trailing quarter comparisons may offer important insight into current business directions.

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

The proposed merger is subject to approval by Lyondell’s shareholders and other customary closing conditions.  The antitrust approvals required by the merger agreement as a condition to closing have been received and/or any associated waiting periods have expired.  A special meeting of Lyondell’s shareholders has been scheduled for November 20, 2007 to vote on the proposed merger, which is expected to close in the fourth quarter 2007; however, there can be no assurance that the proposed merger will be completed.

The merger agreement restricts Lyondell’s ability to take specified actions without Basell’s approval including, among other things, making significant acquisitions, dispositions or investments, making certain significant capital expenditures not contemplated by Lyondell’s current capital plan, and entering into certain material contracts.  The merger agreement also contains certain termination rights, and provides that, upon termination of the merger agreement under specified circumstances, Lyondell would be required to pay to Basell a termination fee of $385 million.

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

Lyondell provided a proxy statement to its shareholders in connection with the proposed merger.  Investors and security holders are urged to read that document for more information about the proposed merger.

OVERVIEW

General—Lyondell is a leading global manufacturer of chemicals and plastics, a refiner of heavy, high sulfur crude oil and a significant producer of fuel products.  Lyondell’s continuing operations primarily comprise the ethylene, co-products and derivatives (“EC&D”) segment, the propylene oxide and related products (“PO&RP”) segment and the refining segment.

On May 15, 2007, Lyondell completed the sale of its worldwide inorganic chemicals business in a transaction valued at approximately $1.3 billion, including the acquisition of working capital and the assumption of certain liabilities directly related to the business (see Note 4 to the Consolidated Financial Statements).  Substantially all of the inorganic chemicals business segment is being reported as a discontinued operation, including comparative periods presented.  Unless otherwise indicated, the following discussion of Lyondell’s operating results relates only to Lyondell’s continuing operations.

The Refining segment consists of the operations of Houston Refining LP (“Houston Refining”), which is consolidated prospectively from August 16, 2006.  Prior to Lyondell’s August 16, 2006 purchase of the 41.25% interest in Houston Refining held by its joint venture partner, CITGO Petroleum Corporation (“CITGO”), Lyondell accounted for its investment in Houston Refining using the equity method.

In the first nine months of 2007, compared to the same period in 2006, refining margins and margins for other fuel products benefited from stronger gasoline markets.  However, continued escalation of crude oil prices and natural gas liquids during the first nine months of 2007 contributed to higher raw material costs for chemical producers that put pressure on chemical product margins.

Lyondell’s third quarter and first nine months of 2007 results primarily reflected increased ownership and higher profitability from the refining segment compared to the same periods in 2006, which included a $176 million pretax charge, representing Lyondell’s proportionate share of a crude supply contract termination cost related to the August 16, 2006 purchase of CITGO’s share in Houston Refining.  The improvement in the refining segment was offset by lower operating results in the EC&D segment due to lower product margins in the 2007 periods.

Lyondell’s results for the third quarter and first nine months of 2007 also reflected increases in incentive compensation expense of $42 million and $123 million compared to $13 million and $6 million, respectively, in the same periods in 2006 attributable to increases in Lyondell’s common stock price.  See the following discussion of “Income from Continuing Operations” for additional items which affected the periods’ results.

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

For crude oil, the table below reflects the average quoted price for West Texas Intermediate (“WTI”) crude oil.  During the first six months of 2007, the WTI crude oil price was lower relative to other benchmark crude oil prices, such as Brent crude oil, and, therefore, was not indicative of the rate of increase in crude oil-based raw material costs.  As a result, the benchmark price of Northwest Europe (“NWE”) naphthas, which is representative of trends in certain market prices, is included in the table below.  Prices for WTI crude oil realigned with other benchmark crude oil prices during the third quarter 2007.  WTI crude oil prices have increased from $60.75 per barrel in early January 2007, to $82.33 per barrel at the end of September 2007.

Similarly, while natural gas prices have been relatively stable, ethane prices have risen significantly during the first nine months of 2007, reaching record levels late in the period.  These increases are indicative of the pressure on the cost of Lyondell’s raw materials, both crude oil-based  and NGL-based.

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

	Average Benchmark Price
	For the three months ended		For the nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Crude oil – dollars per barrel	75.40	70.37	66.09	68.04
Natural gas – dollars per million BTUs	6.19	6.14	6.67	6.71
NWE Naphtha – dollars per barrel	74.97	66.17	70.35	64.27
Weighted average cost of ethylene production – cents per pound	38.75	33.64	33.82	31.81
Ethylene – cents per pound	50.17	50.67	44.94	49.17
Propylene – cents per pound	50.83	49.67	47.96	47.11

RESULTS OF OPERATIONS

Revenues—Lyondell’s revenues were $7,385 million in the third quarter 2007 compared to $5,815 million in the third quarter 2006 and $20,656 million in the first nine months of 2007 compared to $14,948 million in the first nine months of 2006.  The consolidation of Houston Refining beginning August 16, 2006 added $2,245 million and $6,032 million to Lyondell’s revenues in the third quarter and first nine months of 2007, respectively, compared to $843 million in the third quarter and first nine months of 2006.  The remaining increase of $168 million, or 3%, in the third quarter 2007 was primarily due to higher average product sales prices and sales volumes for refining and fuels products.  The remaining increase of $519 million, or 4%, in the first nine months of 2007 was primarily due to the PO&RP segment, which experienced higher average product sales prices and higher fuel products sales volumes.

Cost of Sales—Lyondell’s cost of sales was $6,736 million in the third quarter 2007 compared to $5,172 million in the third quarter 2006 and $18,853 million for the first nine months of 2007 compared to $13,321 million for the first nine months of 2006.  The consolidation of Houston Refining added $2,030 million and $5,341 million to Lyondell’s cost of sales in the third quarter and first nine months of 2007, respectively, compared to $756 million in the third quarter and first nine months of 2006.  The third quarter and first nine months of 2007 also included net charges of $5 million and $77 million, respectively, related to commercial disputes, including amounts associated with the 2005 shutdown of Lyondell’s Lake Charles toluene diisocyanate (“TDI”) facility.  The remaining increases in the third quarter and first nine months of 2007 of $285 million, or 6%, and $870 million, or 7%, respectively, were the result of higher costs, primarily higher average raw material costs, resulting from the effects of higher crude oil and NGL-based raw material prices and higher sales volumes.

Asset Impairments—Asset impairments in the third quarter and first nine months of 2006 included a charge of $106 million for impairment of the net book value of Lyondell’s ethylene facility in Lake Charles, Louisiana.

SG&A Expenses—Selling, general and administrative (“SG&A”) expenses were $188 million in the third quarter 2007 compared to $132 million in the third quarter 2006 and $527 million for the first nine months of 2007 compared to $376 million for the first nine months of 2006.  The increases were primarily attributable to higher compensation expense, including higher incentive compensation expense related to Lyondell’s higher 2007 common stock price, as well as expenses related to the proposed merger and higher legal fees.

Operating Income—Lyondell had operating income of $443 million in the third quarter 2007 compared to $388 million in the third quarter 2006, and $1,221 million in the first nine months of 2007 compared to $1,091 million in the first nine months of 2006.  Lyondell’s operating income included Houston Refining operating income of $209 million in the third quarter 2007 and $674 million in the first nine months of 2007, compared to $81 million in the third quarter and first nine months of 2006.  Operating income also included proceeds from insurance settlements of $30 million in the third quarter and first nine months of 2007 and charges representing Lyondell’s exposure to industry losses expected to be underwritten by industry insurance consortia of $10 million and $15 million, respectively, in the third quarter and first nine months of 2006.  Lower operating results for Lyondell’s EC&D segment primarily contributed to the remaining decreases in both 2007 periods.  Operating results for each of Lyondell’s business segments are reviewed further in the “Segment Analysis” section below.

Interest Expense—Interest expense was $144 million in the third quarter 2007 compared to $164 million in the third quarter 2006, and $499 million in the first nine months of 2007 compared to $459 million in the first nine months of 2006.  The decrease in interest expense in the third quarter 2007 was primarily due to lower levels of outstanding debt in the third quarter 2007 due to net repayments of $1.3 billion principal amount of debt during the second quarter 2007.  The increase in interest expense in the first nine months of 2007 was primarily due to the effects of a net $2.6 billion increase in debt, primarily as a result of the August 16, 2006 purchase of CITGO’s 41.25% interest in Houston Refining, partly offset by the above-noted net repayments of $1.3 billion.  See the “Financing Activities” section of “Financial Condition” below for a description of the debt issuance and repayments during the first nine months of 2007 and 2006.

Other Income (Expense), Net—Lyondell had other income, net, of $24 million in the third quarter 2007 and other expense, net of $16 million in the first nine months of 2007.  The third quarter 2007 included $26 million of foreign exchange gains on intercompany loans, while the first nine months of 2007 primarily reflected $24 million of foreign exchange gains offset by net charges of $47 million related to debt prepayments.  The foreign exchange gains in 2007 reflected the significant increase in value of the euro compared to the U.S. dollar in the third quarter 2007 and the determination that certain outstanding intercompany debt will be repaid in the foreseeable future.

Lyondell had other expense, net, of $18 million in the third quarter of 2006 and other income, net of $60 million in the first nine months of 2006.  The third quarter and first nine months of 2006 included charges of $21 million related to the prepayment of debt, while the first nine months of 2006 also included net payments of $74 million received by Lyondell in settlement of all disputes among Lyondell, CITGO and Petróleos de Venezuela, S.A. (“PDVSA”) and their respective affiliates.

Income from Equity Investment in Houston Refining—Prior to Lyondell’s August 16, 2006 purchase of CITGO’s 41.25% interest in Houston Refining, Lyondell’s equity investment in Houston Refining resulted in a loss of $104 million in the third quarter 2006 and income of $73 million in the first nine months of 2006.  Houston Refining’s operating results for the first nine months of 2006 included a third quarter charge of $300 million related to termination of Houston Refining’s previous crude supply contract and an $8 million charge representing reimbursement of legal fees and expenses that had been paid by Lyondell on behalf of Houston Refining.  Lyondell’s 58.75% share of these charges was $176 million and $5 million, respectively.  The operations of Houston Refining are consolidated prospectively from August 16, 2006.  Houston Refining’s operating results are further reviewed in the discussion of the refining segment below.

Income Tax—The effective income tax rate for the first nine months of 2007 was 34% primarily due to a benefit from newly-enacted Texas state legislation, which allows the carryforward of certain tax losses for state income tax purposes.  The estimated annual effective income tax rate for 2007, excluding the effect of the Texas state tax benefit, is 36%.  The effective income tax rate for the first nine months of 2006 was 40%, and was higher than the statutory rate primarily due to the effects of non-U.S. operations.

Income from Continuing Operations—Lyondell’s income from continuing operations was $206 million in the third quarter 2007 compared to $61 million in the third quarter 2006 and $483 million in the first nine months of 2007 compared to $476 million in the first nine months of 2006.  The following table summarizes the major components contributing to income from continuing operations.

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Millions of dollars
Operating income (loss) of:
EC&D segment	$83	$173	$255	$653
PO&RP segment	170	133	330	358
Refining	209	81	674	81
Other	(19)	1	(38)	(1)
Operating income	443	388	1,221	1,091
Income (loss) from equity investment in Houston Refining (prior to August 16, 2006)	- -	(104)	- -	73
Interest expense, net	(138)	(156)	(473)	(432)
Other, net	24	(16)	(14)	64
Provision for income taxes	123	51	251	320
Income from continuing operations	$206	$61	$483	$476

The changes in income from continuing operations in the third quarter and first nine months of 2007 compared to the same 2006 periods were primarily due to Lyondell’s increased ownership of Houston Refining and improved refining operating results compared to the same periods in 2006, which included a $176 million pretax charge, representing Lyondell’s proportionate share of a crude supply contract termination cost related to the August 16, 2006 purchase of CITGO’s share in Houston Refining.  The improvement in the refining segment was offset by lower operating results for Lyondell’s EC&D business segment.

In addition, Lyondell’s income from continuing operations included the following items for the periods shown:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Millions of dollars
Pretax charges (benefits)
Effect of stock price increases on incentive compensation expense	$42	$13	$123	$6
Foreign exchange gains on intercompany loans	(26)	- -	(24)	- -
Insurance settlement	(30)	- -	(30)	- -
Merger-related expenses	11	- -	11	- -
Net charges (benefits) related to commercial disputes	5	- -	77	(70)
Debt retirement charges	4	21	47	21
Lake Charles ethylene facility impairment	- -	106	- -	106
Refining segment contract termination cost	- -	176	- -	176
Mutual insurance consortia losses	- -	10	- -	15
Total pretax income effect	6	326	204	254
Texas Margin Tax credit, net of federal income tax	- -	- -	(17)	- -
Other tax effects of net charges	(13)	(114)	(83)	(89)
After-tax effect of net charges (benefits)	$(7)	$212	$104	$165

Income (Loss) from Discontinued Operations, Net of Tax—Lyondell had a loss from discontinued operations, net of tax, in the first nine months 2007 of $82 million compared to income in the first nine months of 2006 of $31 million.  The loss in 2007 was primarily due to the May 15, 2007 sale of the discontinued operations and reflected the unfavorable tax effect of nondeductible capital losses resulting from the sale.

Third Quarter 2007 versus Second Quarter 2007

Third quarter 2007 income from continuing operations of $206 million decreased from $271 million in the second quarter 2007, which included $28 million of after-tax charges as a result of the prepayment of $1.3 billion of debt.  The decrease primarily reflected lower refining segment results due to a decrease in margins ahead of the normal seasonal pattern.  In addition, second quarter 2007 refining results were particularly strong.  The combined operating results for the EC&D and PO&RP segments increased moderately compared to the second quarter 2007.  The operating results for each of Lyondell’s business segments are reviewed in the “Segment Analysis” section below.

The loss from discontinued operations, net of tax, of $95 million in the second quarter 2007 was primarily due to the May 15, 2007 sale of the discontinued operations and reflected the unfavorable tax effect of nondeductible capital losses resulting from the sale.

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

	For the three months ended			For the nine months ended
	September 30,			September 30,
	2007		2006	2007		2006
Millions of dollars
Sales and other operating revenues:
EC&D segment		$3,568	$3,603		$10,224	$10,156
PO&RP segment		2,131	1,900		6,058	5,307
Refining segment		2,799	1,083		7,476	1,083
Other, including intersegment eliminations		(1,113)	(771)		(3,102)	(1,598)
Total		$7,385	$5,815		$20,656	$14,948

Operating income (loss):
EC&D segment		$83	$173		$255	$653
PO&RP segment		170	133		330	358
Refining segment		209	81		674	81
Other, including intersegment eliminations		(19)	1		(38)	(1)
Total		$443	$388		$1,221	$1,091

Income from equity investment in Houston Refining	$	- -	$(104)	$	- -	$73

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

During the third quarter and first nine months of 2007 compared to the same periods in 2006, U.S. ethylene markets experienced lower profitability despite operating rates in the mid-90% range and stronger polyethylene demand in export markets.  Ethylene and polyethylene sales prices decreased more than raw material costs late in 2006, and did not increase as rapidly as raw material costs during the first nine months of 2007.  As discussed above, prices of both crude oil-based liquid raw materials and NGL-based raw materials averaged higher in the 2007 periods, with the latter approaching record levels late in the third quarter 2007.

U.S. market demand for ethylene in the third quarter and first nine months of 2007 increased an estimated 0.8% and 2.6%, respectively, compared to the same periods in 2006, while U.S. market demand for polyethylene increased an estimated 6.9% and 4.6%, respectively, in the third quarter and first nine months of 2007 compared to the same periods in 2006.

The EC&D segment experienced lower profitability as higher average co-product sales prices were more than offset by the combined effect of higher average raw material and other costs, including higher incentive compensation expense, and lower average ethylene and polyethylene sales prices during the third quarter and first nine months of 2007.  Results for the third quarter and first nine months of 2006 included a pretax charge of $106 million related to impairment of the net book value of the idled Lake Charles, Louisiana ethylene facility.

The following table sets forth the EC&D segment’s sales and other operating revenues, operating income and selected product sales volumes.

	For the three months ended		For the nine months ended
	September 30,		September 30,
Millions of dollars	2007	2006	2007	2006
Sales and other operating revenues	$3,568	$3,603	$10,224	$10,156
Operating income	83	173	255	653

Sales Volumes, in millions
Ethylene and derivatives (pounds)	2,944	2,836	8,985	8,637
Polyethylene volumes included above (pounds)	1,421	1,353	4,402	4,175
Co-products, non-aromatic (pounds)	1,951	2,171	5,985	6,291
Aromatics (gallons)	89	89	271	266

Revenues—Revenues of $3,603 million in the third quarter 2007 were comparable to revenues of $3,586 million in the third quarter 2006, and revenues of $10,224 million in the first nine months of 2007 were comparable to revenues of $10,156 million in the first nine months of 2006.  Revenues in the third quarter and first nine months of 2007 reflected the effects of higher average sales prices for co-products, principally fuel products and benzene, and higher sales volumes, which were substantially offset by lower average sales prices for ethylene and polyethylene compared to the same periods in 2006.  Ethylene and derivative sales volumes were 4% higher in both the third quarter and first nine months of 2007 compared to the 2006 periods.

The following table sets forth benchmark sales prices for selected EC&D segment products and the percentage changes from period to period.

	For the three months ended			For the nine months ended
	September 30,			September 30,
	2007	2006	Percent Change	2007	2006	Percent Change
Ethylene – cents per pound	50.17	50.67	(1)%	44.94	49.17	(9)%
Propylene – cents per pound	50.83	49.67	2%	47.96	47.11	2%
Benzene – cents per gallon	355.00	371.33	(4)%	367.56	313.78	17%
HDPE – cents per pound	76.00	75.67	--%	69.89	73.56	(5)%

Operating Income—The EC&D segment had operating income of $83 million in the third quarter 2007 compared to $173 million in the third quarter 2006, and operating income of $255 million in the first nine months of 2007 compared to $653 million in the first nine months of 2006.  The third quarter and first nine months of 2006 included the $106 million impairment charge related to the Lake Charles, Louisiana ethylene facility.  The decreases in the third quarter and first nine months of 2007 were primarily due to higher raw material and other costs, including higher compensation expense of $26 million and $75 million, respectively, compared to the third quarter and first nine months of 2006.

Third Quarter 2007 versus Second Quarter 2007

The EC&D segment’s third quarter 2007 operating income was $83 million compared to operating income of $95 million in the second quarter 2007.  The $12 million decrease in profitability was primarily due to the effects of 4% lower sales volumes in the third quarter 2007 compared to the second quarter 2007.  The effects of higher costs, primarily due to higher liquid and NGL-based raw material prices, were substantially offset by higher average sales prices.

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

For the third quarter and first nine months of 2007 compared to the same periods in 2006, fuel product margins were higher as a result of tighter gasoline markets.  Markets for PO and PO derivatives generally continued to experience favorable supply and demand conditions, while styrene markets continued to be oversupplied.

PO&RP segment operating results for the third quarter and first nine months of 2007 compared to the same periods in 2006 were negatively affected by higher incentive compensation expense and, for the first nine months of 2007, net charges related to commercial disputes.  Underlying operating results primarily reflected the effects of higher product margins for fuel products and TDI.  Operating results for PO and PO derivatives were negatively affected by higher average raw material and operating costs.

The following table sets forth the PO&RP segment’s sales and other operating revenues, operating income, product sales volumes and average benchmark market prices for propylene.

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Millions of dollars
Sales and other operating revenues	$2,131	$1,900	$6,058	$5,307
Operating income	170	133	330	358

Sales Volumes, in millions
PO and derivatives (pounds)	783	813	2,445	2,410
Co-products:
SM (pounds)	971	1,208	2,949	3,221
Fuel products and other TBA derivatives (gallons)	368	321	1,042	908

Average Benchmark Price
Propylene
United States – cents per pound	50.83	49.67	47.96	47.11
Europe – euros per metric ton	878	830	849	813

Revenues—Revenues of $2,131 million in the third quarter 2007 were 12% higher compared to revenues of $1,900 million in the third quarter 2006, while revenues of $6,058 million in the first nine months of 2007 were 14% higher compared to revenues of $5,307 million in the first nine months of 2006.  The increases in revenues in the third quarter and first nine months of 2007 were primarily due to the effect of higher average sales prices and the effect of higher sales volumes for TBA derivatives, primarily fuel products, partially offset by lower sales volumes for styrene, TDI and, in the third quarter 2007, PO and derivatives.

Operating Income—The PO&RP segment had operating income of $170 million in the third quarter 2007 compared to $133 million in the third quarter 2006, and $330 million in the first nine months of 2007 compared to $358 million in the first nine months of 2006.  Operating results for the third quarter and first nine months of 2007 were negatively affected by $17 million and $55 million, respectively, of higher compensation expense primarily as a result of the increase in Lyondell’s common stock price compared to the respective 2006 periods and charges totaling $77 million, in the first nine months of 2007, related to commercial disputes, including amounts associated with the 2005 shutdown of the Lake Charles TDI facility.  Profitability of the underlying operations of the PO&RP segment was higher in the third quarter and first nine months of 2007 in comparison to the same 2006 periods.

Underlying operating results for fuel products contributed approximately $40 million to third quarter 2007 results due to higher sales volumes and higher product margins.  PO and derivative results decreased by approximately $10 million primarily due to higher raw material and operating costs which were only partly offset by the effects of higher average sales prices.  TDI results increased by approximately $20 million due to higher product margins, while styrene results increased approximately $5 million.  For the first nine months of 2007, the effect of higher average sales prices more than offset the effects of higher raw material costs, resulting in higher operating results of $80 million for fuel products and $30 million in the TDI business.

Third Quarter 2007 versus Second Quarter 2007

The PO&RP segment’s operating income was $170 million in the third quarter 2007 compared to $133 million in the second quarter 2007.  TDI operating results, which were negatively impacted in the second quarter 2007 by maintenance turnarounds, improved by approximately $20 million in the third quarter 2007 as a result of higher product margins.  Operating results in the third quarter 2007 for fuel products decreased approximately $5 million due to lower sales volumes primarily related to a scheduled catalyst change at Lyondell’s U.S. facilities.  Operating results for PO and derivatives increased approximately $10 million and styrene results increased approximately $5 million.

Refining Segment

Overview—The following refining segment discussion is based on the operating results of Houston Refining on a 100% basis (see Note 5 to the Consolidated Financial Statements).

Houston Refining produces refined petroleum products, including gasoline, ultra low sulfur diesel, jet fuel, aromatics and lubricants.  PDVSA Petróleo, S.A. (“PDVSA Oil”) supplies heavy, high sulfur Venezuelan crude oil to Houston Refining under a long-term contract.  Under both the former crude supply agreement (“CSA”), which was in effect during the first seven months of 2006, and the current crude oil contract, the refining segment purchases 230,000 barrels per day of heavy, high sulfur crude oil, which constitutes approximately 86% of its rated crude oil refining capacity of 268,000 barrels per day.  Houston Refining generally purchases the balance of its crude oil requirements on the spot market.  Profit margins on spot market crude oil historically were more volatile and, in recent years, were higher than margins on CSA crude oil.  The pricing under the new crude oil contract is market based.

Benchmark refining margins in the third quarter and first nine months of 2007 for WTI 2-1-1 and WTI-Maya combined were comparable to the same 2006 periods due to  ongoing strength in transportation fuel markets.

Refining segment operating results in the third quarter 2007 reflected the impact of a scheduled catalyst change.  The third quarter 2006 was negatively affected by a $300 million charge related to the termination of the previous crude oil contract and the effect of operating under that contract during the month of July 2006.  Refining segment margins were comparable between the two periods.

For the first nine months of 2007 compared to the first nine months of 2006, higher refining margins were partly offset by the negative effects of planned maintenance turnarounds at the refinery, including a major turnaround in the first quarter 2007 and planned maintenance in the other quarters, that resulted in higher costs and lower production.

The following table sets forth Houston Refining’s sales and other operating revenues, operating income, sales volumes for refined products and crude processing rates for the periods indicated.

	For the three months ended		For the nine months ended
	September 30,		September 30,
Millions of dollars	2007	2006	2007	2006
Sales and other operating revenues	$2,799	$2,288	$7,476	$6,793
Operating income	209	(98)	674	227

Thousands of barrels per day
Refined products sales volumes:
Gasoline	149	112	122	114
Diesel and heating oil	85	84	82	90
Jet fuel	17	22	20	14
Aromatics	7	7	7	7
Other refined products	118	112	127	115
Total refined products sales volumes	376	337	358	340

Crude processing rates	271	270	259	268

Revenues—Revenues for Houston Refining of $2,799 million in the third quarter 2007 were 22% higher compared to revenues of $2,288 million in the third quarter 2006, while revenues of $7,476 million in the first nine months of 2007 were 10% higher compared to revenues of $6,793 million in the first nine months of 2006.  The increases in revenues in the third quarter and first nine months of 2007 were due to the effects of higher sales volumes and higher average refined product sales prices driven largely by stronger transportation fuel markets.  Sales volumes increased by 12% and 5%, respectively, in the third quarter and first nine months of 2007 compared to the corresponding periods in 2006.  Total crude processing rates in the third quarter 2007 were comparable to the third quarter 2006, and decreased 3% in the first nine months of 2007, compared to the same 2006 period, as a result of the planned maintenance turnaround in the first quarter 2007.

Operating Income—Houston Refining had operating income of $209 million in the third quarter 2007 compared to an operating loss of $98 million in the third quarter 2006 and had operating income of $674 million in the first nine months of 2007 compared to $227 million in the first nine months of 2006.  The third quarter and first nine months of 2006 included a charge of $300 million related to the termination of the previous crude supply agreement with PDVSA.  Underlying operating results in the third quarters of 2007 and 2006 reflected comparable margins and crude processing rates, while operating results in the first nine months of 2007 reflected the benefit from higher margins realized under the new crude oil contract, which was partly offset by the $140 million estimated effect of the planned maintenance turnaround in the first quarter 2007.  In addition operating results in the 2007 periods included a $30 million insurance settlement related to the 2005 Hurricane Rita claim.

Third Quarter 2007 versus Second Quarter 2007

Houston Refining’s operating income was $209 million in the third quarter 2007 compared to $387 million in the second quarter 2007.  Operating results decreased in the third quarter 2007 primarily due to approximately $175 million of lower margins.  Margins decreased $8 per barrel in July 2007 ahead of the normal seasonal pattern.  The $30 million effect of scheduled catalyst changes was offset by a $30 million insurance settlement of the 2005 Hurricane Rita claim.  Operating results for the second quarter 2007 were negatively affected by approximately $25 million associated with maintenance on the fluid catalytic cracker.  Third quarter 2007 total crude processing rates of 271,000 barrels per day were comparable to 273,000 barrels per day in the second quarter 2007.

FINANCIAL CONDITION

The following operating, investing and financing activities reflect the consolidation of Houston Refining prospectively from August 16, 2006.

Operating Activities—Operating activities of continuing operations provided cash of $846 million in the first nine months of 2007 and $581 million in the first nine months of 2006.  The $265 million increase in the first nine months of 2007 compared to the first nine months of 2006 primarily reflected the net benefits from consolidating the operating cash flows of Houston Refining and from lower utilization of cash to fund the main components of working capital – accounts receivable and inventory, net of accounts payable, which were offset by the effects of higher cash payments as reflected in “Other, net.”  Part of the increase in these cash payments, primarily for income taxes, interest, maintenance turnaround costs and pension funding, was attributable to consolidating Houston Refining as well as to the increase in debt related to the acquisition of Houston Refining.

Changes in the main components of working capital used cash of $105 million in the first nine months of 2007 compared to $505 million in the first nine months of 2006.  In the first nine months of 2007, cash used by a $489 million increase in accounts receivable was substantially offset by cash provided from a $396 million increase in accounts payable.  The increase in accounts receivable was due to higher sales prices and volumes in September 2007, primarily for refining and fuel products, compared to December 31, 2006 and a $60 million decrease in the outstanding amount of accounts receivable sold under the accounts receivable sales facilities.  The increase in accounts payable was primarily due to higher purchase prices paid for crude oil and other raw materials in September 2007 compared to December 2006.

The main components of working capital used cash of $505 million in the first nine months of 2006.  Accounts receivable increased $210 million primarily due to the effect of a $185 million decrease in the outstanding amount of accounts receivable sold under the accounts receivable sales facilities.  In addition, prior to January 2006, discounts were offered to certain customers for early payment for product.  As a result, some receivable amounts were collected in December 2005 that otherwise would have been expected to be collected in January 2006.  This included collections of $84 million in December 2005 related to receivables from Occidental Chemical Corporation, a subsidiary of Occidental Petroleum Corporation.  Inventories increased $175 million due to more use of heavy liquid raw materials in production.  Accounts payable decreased $120 million due primarily to a 20% decrease in benchmark crude oil prices after the August 16, 2006 consolidation of Houston Refining.

Discontinued operations used cash of $113 million in the first nine months of 2007 and provided cash of $38 million in the first nine months of 2006.  The change was primarily due to increases in working capital and lower operating results in the 2007 period.

Investing Activities—Investing activities of continuing operations used cash of $571 million in the first nine months of 2007 and $2,581 million in the first nine months of 2006.  The use of cash in the first nine months of 2006 primarily reflected the acquisition of Houston Refining for $2,413 million.

The use of cash in the first nine months of 2007 reflected higher capital expenditures of $163 million, including $143 million of capital expenditures of Houston Refining, $94 million of tax reimbursements to CITGO related to the August 16, 2006 acquisition of Houston Refining and $85 million of higher payments to discontinued operations primarily to fund working capital increases.

The following table summarizes capital expenditures and capital-related contributions to joint ventures as well as 2007 planned capital spending for continuing operations.

	Plan	For the nine months ended September 30,
Millions of dollars	2007	2007	2006
Capital expenditures by segment – Houston Refining on a 100% basis:
EC&D	$205	$159	$110
PO&RP, including contributions to PO Joint Ventures	80	87	72
Refining	185	143	170
Other	10	5	4
Total capital expenditures by segment on a 100% basis	480	394	356
Less:
Houston Refining – through August 15, 2006	- -	- -	141
Contributions to PO Joint Ventures	14	34	18
Consolidated capital expenditures of Lyondell’s continuing operations	$466	$360	$197

The 2007 planned capital expenditures include spending for environmental and regulatory requirements, base plant support, projects to improve manufacturing efficiency and projects directed toward profit enhancement, and include an increase of $35 million in July 2007 for environmental and regulatory projects at Houston Refining.

During the nine months ended September 30, 2006, Lyondell made cash contributions of $64 million to and received $117 million of cash distributions in excess of earnings from Houston Refining.

The first nine months of 2007 included the $1,089 million of net cash proceeds from the sale of Lyondell’s worldwide inorganic chemicals business, which were used to reduce debt.  See Note 4 to the Consolidated Financial Statements and “Financing Activities” below.

Investing activities of discontinued operations provided cash of $82 million in the first nine months of 2007 and used cash of $30 million in the first nine months of 2006.  During the 2007 period, advances of funds from continuing operations increased $85 million, while capital expenditures of discontinued operations decreased $27 million compared to the 2006 period.

Financing Activities—Financing activities of continuing operations used cash of $1,404 million in the first nine months of 2007 and provided cash of $2,109 million in the first nine months of 2006.  The use of cash in 2007 primarily reflected net debt repayments.  The cash provided in the 2006 period primarily reflected borrowing to finance Lyondell’s purchase of CITGO’s 41.25% interest in Houston Refining, partly offset by repayments of debt.

In the first nine months of 2007, Lyondell repaid $278 million principal amount of LCC’s 11.125% Senior Secured Notes due 2012, paying premiums totaling $18 million.  Lyondell also obtained consents to a proposed amendment of a restrictive provision of the indenture related to its 10.5% Senior Secured Notes due 2013, which required Lyondell to refinance subordinated debt with new subordinated debt.  The amendment permits the refinancing of subordinated debt with senior debt.  As a result, Lyondell issued $510 million principal amount of LCC 6.875% Senior Unsecured Notes due 2017, paying debt issuance costs of $8 million, and repaid, at par, the outstanding $500 million principal amount of LCC’s 10.875% Senior Subordinated Notes due 2009.  In addition, Lyondell repaid $13 million principal amount of the LCC term loan due 2013.

In the first nine months of 2007, Lyondell also amended the LCC term loan to reduce the interest rate from LIBOR plus 1.75% to LIBOR plus 1.5% and to revise the financial covenants – see “Liquidity and Capital Resources – LCC Debt and Accounts Receivable Sales Facility” below.

In the first nine months of 2007, Equistar repaid $300 million principal amount of its 10.125% Senior Notes due 2008 and $300 million principal amount of its 10.625% Senior Notes due 2011, paying premiums totaling $32 million, and Millennium repaid the remaining $373 million principal amount of its 9.25% Senior Notes due 2008, paying a premium of $13 million.  In addition, Millennium repaid $4 million principal amount of its 7.625% Senior Debentures due 2026.

During the first nine months of 2006, LCC entered into a new senior secured credit facility that included a $2.65 billion, seven-year term loan and a $1,055 million, five-year revolving credit facility, incurring transaction costs of $37 million.  The purchase of CITGO’s 41.25% interest in Houston Refining was financed with $2,466 million of the proceeds of the term loan.

Also during the first nine months of 2006, LCC issued $875 million of 8% Senior Unsecured Notes due 2014 and $900 million of 8.25% Senior Unsecured Notes due 2016, incurring transaction costs of $36 million.  Lyondell used the net proceeds to repay $875 million of the seven-year term loan and to purchase $760 million principal amount of LCC’s 9.625% Senior Secured Notes, Series A, due 2007, paying a premium of $18 million.

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

Quarterly cash dividends of $0.225 per share of common stock were paid, totaling $171 million in the first nine months of 2007 and $167 million in the first nine months of 2006.

Proceeds and the related tax benefits from the exercise of stock options in the first nine months of 2007 and 2006 totaled $81 million and $18 million, respectively.  The tax benefits of the options exercised during the first nine months of 2007 and 2006 were $20 million and $4 million, respectively.

The repayment of debt upon the May 15, 2007 sale of the discontinued operations used cash of $99 million.  In connection with the sale, Millennium repaid and terminated its revolving credit facilities of $125 million in the U.S., $25 million in Australia, €60 million in the U.K. and the term loan in Australia.  The outstanding balances under the Australian term loan and the credit facility in the U.K. were $50 million and $49 million, respectively, at May 15, 2007.

Financing activities of discontinued operations provided cash of $23 million in the first nine months of 2007 and used cash of $13 million in the first nine months of 2006.  During the 2007 period and prior to the May 15, 2007 sale of the worldwide inorganic chemicals business, $49 million was drawn on the €60 million credit facility in the U.K., while repayments included $20 million of the term loan in Australia and $6 million of other debt.

Liquidity and Capital Resources—Lyondell’s total debt, including current maturities, as of September 30, 2007 was $6.6 billion, or approximately 65% of total capitalization.  The current maturities included $400 million principal amount of Equistar’s 10.125% Senior Notes due 2008.  Lyondell has repaid more than $3.8 billion principal amount of debt from September 2004 through September 30, 2007.  Scheduled maturities represented $273 million of the payments.

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

In connection with the BASF Corporation lawsuit described in the “Litigation” section of Note 15 to the Consolidated Financial Statements, Lyondell will post a bond, which will be collateralized by a $200 million letter of credit issued under LCC’s credit facility.

In April 2006, Lyondell was granted an arbitration award related to a commercial dispute with Bayer AG and Bayer Corporation (collectively, “Bayer”).  The award, which has not been reflected in either 2006 or 2007 earnings, pertains to several issues related to the U.S. PO and PO technology joint ventures and included declaratory judgment in Lyondell’s favor concerning interpretation of the contract provisions at issue.  Lyondell was awarded $121 million through June 30, 2005, plus interest and costs of arbitration.  Post-judgment interest on the award continues to accrue.  In August 2006, Lyondell filed a motion in federal district court in Texas to enforce the award, and Bayer subsequently filed motions and other proceedings to vacate or otherwise attack the arbitration award.  These motions and proceedings are still pending.

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

At September 30, 2007, Lyondell had cash on hand of $303 million, which included $29 million of cash held by Millennium and $25 million of cash held by Equistar.  Lyondell’s total unused availability under various liquidity facilities was $1,958 million as of September 30, 2007 and included the following:

•
$959 million under LCC’s $1,055 million senior secured revolving credit facility, which matures in August 2011.  Availability under the revolving credit facility is reduced to the extent of outstanding letters of credit provided under the credit facility, which totaled $96 million as of September 30, 2007.  There was no outstanding borrowing under the revolving credit facility at September 30, 2007.

•
$135 million under LCC’s $150 million accounts receivable sales facility, which matures in November 2010.  The agreement currently permits the sale of up to $135 million of total interest in domestic accounts receivable, which amount would decline by $35 million if LCC’s credit facility were fully drawn.  There was no outstanding amount of accounts receivable sold under the accounts receivable sales facility at September 30, 2007.

•
$899 million in total under Equistar’s $400 million inventory-based revolving credit facility and its $600 million accounts receivable sales facility, after giving effect to the borrowing base net of a $50 million unused availability requirement, any outstanding amount of accounts receivable sold under the accounts receivable sales facility, of which there was $40 million at September 30, 2007, and $11 million of outstanding letters of credit under the revolving credit facility as of September 30, 2007.  The borrowing base is determined using a formula applied to accounts receivable and inventory balances.  The revolving credit facility requires that the unused available amounts under that facility and the $600 million accounts receivable sales facility equal or exceed $50 million, or $100 million if the Interest Coverage Ratio, as defined, at the end of any period of four consecutive fiscal quarters is less than 2:1.  There was no outstanding borrowing under the revolving credit facility at September 30, 2007.

LCC Debt and Accounts Receivable Sales Facility—LCC’s senior secured credit facility, indentures and accounts receivable sales facility contain restrictive covenants and the credit facility also contains covenants that require the maintenance of specified financial ratios.  These covenants, as well as debt guarantees, are described in Notes 11 and 16 to Lyondell’s Consolidated Financial Statements included in Lyondell’s Current Report on Form 8-K dated May 29, 2007.  The potential impact of a breach of these covenants is discussed below in the “Effects of a Breach” section.  There have been no changes in the terms of the covenants or the guarantees during the nine months ended September 30, 2007, except that, Lyondell amended the terms of the LCC senior secured credit facility such that the existing financial maintenance ratios will apply only to the revolving credit facility and no longer to the term loan.

Equistar Debt and Accounts Receivable Sales Facility—Equistar’s inventory-based revolving credit facility, accounts receivable sales facility and indentures contain restrictive covenants.  These covenants are described in Notes 11 and 16 to Lyondell’s Consolidated Financial Statements included in Lyondell’s Current Report on Form 8-K dated May 29, 2007.  The potential impact of a breach of these covenants is discussed below in the “Effects of a Breach” section.  There have been no changes in the terms of the covenants during the nine months ended September 30, 2007.  The credit facility does not require the maintenance of specified financial ratios as long as certain conditions are met.  Some of Equistar’s indentures require additional interest payments to the note holders if Equistar makes distributions when its Fixed Charge Coverage Ratio, as defined, is less than 1.75 to 1.

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

Millennium has outstanding $150 million aggregate principal amount of 4% Convertible Senior Debentures, which are due in 2023, unless earlier redeemed, converted or repurchased.  As a result of Lyondell’s acquisition of Millennium, the Debentures are convertible into shares of Lyondell’s common stock or, at Lyondell’s discretion, equivalent cash or a combination thereof.  The Debenture redemption terms are described in Note 16 to Lyondell’s Consolidated Financial Statements included in Lyondell’s Current Report on Form 8-K dated May 29, 2007.  There were no changes in the redemption terms in the nine months ended September 30, 2007.  As of September 30, 2007, based on a quarterly test related to the price of Lyondell common stock, the Debentures were convertible at a conversion rate of 75.763 Lyondell shares per one thousand dollar principal amount of the Debentures.  As of September 30, 2007, the amount of Debentures that had been converted into shares of Lyondell common stock was not significant.

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

Off-Balance Sheet Arrangements—Lyondell’s off-balance sheet arrangements are described in the “Off-Balance Sheet Arrangements” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in its Current Report on Form 8-K dated May 29, 2007.  Lyondell’s off-balance sheet arrangements did not change materially during the nine months ended September 30, 2007.

CURRENT BUSINESS OUTLOOK

Thus far in the fourth quarter 2007, both crude oil and NGLs price increases have accelerated, setting new highs.  In the EC&D segment, record high raw material costs are offsetting the benefit of recent sales price increases, necessitating further pricing initiatives.  Refining spreads are comparable to the third quarter 2007 average, but are expected to continue to be volatile going forward.  In our PO&RP segment, oxygenated fuel (MTBE/ETBE) margins have declined, following typical seasonal patterns.

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

Lyondell adopted the provisions of FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of FIN No. 48, Lyondell recognized a $47 million increase in the liability related to uncertain income tax positions, which was accounted for as a $41 million increase in goodwill related to the acquisition of Millennium, a $4 million increase in deferred tax assets and a $2 million increase of the January 1, 2007 balance of retained deficit (see Note 14).

ENVIRONMENTAL MATTERS

Various environmental laws and regulations impose substantial requirements upon the operations of Lyondell.  Lyondell’s policy is to be in compliance with such laws and regulations, which include, among others, the Comprehensive Environmental Response, Compensation and Liability Act as amended, the Resource Conservation and Recovery Act and the Clean Air Act Amendments.  Lyondell does not specifically track all recurring costs associated with managing hazardous substances and pollution in ongoing operations.  Such costs are included in cost of sales.

Lyondell also makes capital expenditures to comply with environmental regulations.

Lyondell currently estimates that environmentally related capital expenditures at its facilities, including Equistar, Millennium and Houston Refining facilities, will be approximately $155 million in 2007 and $34 million in 2008, representing an increase of $69 million in 2007 due to rising costs associated with current projects and a decrease of $14 million in 2008 compared to amounts previously disclosed.

Item 3.  Disclosure of Market Risk

Lyondell’s exposure to market risk is described in Item 7A of its Annual Report on Form 10-K for the year ended December 31, 2006.  Lyondell’s exposure to market risk has not changed materially in the nine months ended September 30, 2007.

Item 4.  Controls and Procedures

Lyondell performed an evaluation, under the supervision and with the participation of its management, including the Chairman, President and Chief Executive Officer (principal executive officer) and the Senior Vice President and Chief Financial Officer (principal financial officer), of the effectiveness of the Lyondell disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2007.  Based upon that evaluation, the Chairman, President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that the Lyondell disclosure controls and procedures are effective.

There were no changes in Lyondell’s internal control over financial reporting that occurred during Lyondell’s last fiscal quarter (the third quarter 2007) that have materially affected, or are reasonably likely to materially affect, Lyondell’s internal control over financial reporting.

RATIO OF EARNINGS TO FIXED CHARGES

Lyondell’s computation of the ratios of earnings to fixed charges for the nine months ended September 30, 2007 and 2006 and for each of the five-years in the period ended December 31, 2006 is reflected in the table below.

	For the nine months ended September 30,		For the year ended December 31,
Millions of dollars, except ratio data	2007	2006	2006	2005	2004	2003	2002
Income (loss) from continuing operations before income taxes	$734	$796	$1,146	$734	$152	$(481)	$(214)
Deduct income (loss) from equity investments	2	77	78	124	451	(103)	14
Add distributions of earnings from equity investments	1	73	73	123	424	144	126
Earnings (losses) adjusted for equity investments	733	792	1,141	733	125	(234)	(102)
Fixed charges: (a)
Interest expense, gross	499	459	648	634	464	415	384
Portion of rentals representative of interest	67	51	69	59	25	22	23
Total fixed charges before capitalized interest	566	510	717	693	489	437	407
Capitalized interest	- -	- -	- -	- -	- -	19	10
Total fixed charges including capitalized interest	566	510	717	693	489	456	417
Earnings before fixed charges	$1,299	$1,302	$1,858	$1,426	$614	$203	$305
Ratio of earnings to fixed charges (a)	2.3	2.6	2.6	2.1	1.3	- -	- -
_______

(a)	In 2003 and 2002, earnings were insufficient to cover fixed charges by $253 million and $112 million, respectively.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this report are “forward-looking statements” within the meaning of the federal securities laws.  Forward-looking statements can be identified by words such as “estimate,” “believe,” “expect,” “anticipate,” “plan,” “budget” or other words that convey the uncertainty of future events or outcomes.  Many of these forward-looking statements have been based on expectations and assumptions about future events that may prove to be inaccurate.  While management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond Lyondell’s control.  Lyondell’s or its joint ventures’ actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to:

•	Lyondell’s ability to implement its business strategies, including the ability of Lyondell and Basell to complete the proposed merger,
•	failure to obtain shareholder approval or to satisfy other closing conditions with respect to the proposed merger, or the failure of the proposed merger to close for any other reason,
•	the occurrence of any event, change or circumstance that could give rise to the termination of the merger agreement or delays in completing the proposed merger,
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

All forward-looking statements in this Form 10-Q are qualified in their entirety by the cautionary statements contained in this section, elsewhere in this report and in Lyondell’s Annual Report on Form 10-K for the year ended December 31, 2006 and subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.  See “Item 1.  Legal Proceedings,” “Item 1A.  Risk Factors” and “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  See also the proxy statement Lyondell sent to its shareholders in connection with the proposed merger.  These factors are not necessarily all of the important factors that could affect Lyondell and its joint ventures.  Use caution and common sense when considering these forward-looking statements.  Lyondell does not intend to update these statements unless securities laws require it to do so.

In addition, this Form 10-Q contains summaries of contracts and other documents.  These summaries may not contain all of the information that is important to an investor, and reference is made to the actual contract or document for a more complete understanding of the contract or document involved.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material developments with respect to Lyondell’s legal proceedings previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2006 and in the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007, except as described below:

LCC—Two shareholder lawsuits styled as class actions have been filed against LCC and its directors.  The lawsuits are entitled Plumbers and Pipefitters Local 51 Pension Fund, On Behalf of Itself and Others Similarly Situated v. Lyondell Chemical Company, et al. (filed July 23, 2007 in the District Court of Harris County, Texas) and Walter E. Ryan Jr., Individually and on Behalf of All Other Similarly Situated v. Lyondell Chemical Company, et al. (filed August 20, 2007 in the Court of Chancery of the State of Delaware).  The Ryan case also named as defendants Basell and Merger Sub.  On August 29, 2007, the Plumbers petition was amended to add as defendants Basell and Merger Sub.  The complaints generally allege that (1) LCC’s board of directors breached their fiduciary duties in negotiating and approving the merger and by administering an unfair sale process that failed to maximize shareholder value, and engaged in self dealing by obtaining unspecified personal benefits in connection with the merger not shared equally by other shareholders; and (2) LCC, Basell and Merger Sub aided and abetted the LCC board of directors in breaching their fiduciary duties.  In addition, the complaints allege that LCC and its board of directors failed to disclose in the preliminary proxy statement certain information regarding the merger and the process leading up to the merger.  The plaintiffs in these lawsuits seek, among other things, to enjoin the merger and to rescind the merger agreement.  Discovery has commenced.  In the Delaware case, defendants have filed motions for summary judgment, for dismissal for failure to state a claim and for certification of the plaintiff class.  In the Texas case, at the plaintiff’s request, the court has reserved November 9, 2007 for a hearing on a motion to be filed by plaintiff for a preliminary injunction against the merger.  Lyondell believes that the lawsuits are without merit and that it has valid defenses to all claims and will vigorously defend this litigation.

On April 12, 2005, BASF Corporation (“BASF”) filed a lawsuit against LCC in the Superior Court of New Jersey, Morris County asserting various claims relating to alleged breaches of a propylene oxide sales contract and seeking damages in excess of $100 million.  Lyondell denies it breached the contract.  The trial started on June 18, 2007.  LCC believes the maximum refund due to BASF is $22.5 million on such propylene oxide sales and has offered to pay such amount to BASF.  On August 13, 2007, the jury returned a verdict in favor of BASF in the amount of approximately $170 million (which includes the above $22.5 million).  On October 3, 2007, the judge determined that prejudgment interest on the verdict would be $36 million.  LCC will appeal this verdict and will post a bond, which will be collateralized by a $200 million letter of credit.  Lyondell does not expect the verdict to result in any material adverse effect on its business, financial position, liquidity or results of operations.

Equistar—In May 2007, the Texas Commission on Environmental Quality (the “TCEQ”) notified Equistar that it is seeking a civil penalty of $153,330 in connection with alleged noncompliance during 2005 and 2006 with various air pollution regulations at the Channelview facility. Also in May 2007, legislative changes were finalized that impacted the manner in which TCEQ assesses penalties and could result in a substantial reduction in the assessed penalty.  In September 2007, the TCEQ staff issued a policy determination of the recent legislation which determination limits the potential reduction in the proposed penalty pursuant to such legislation.  Equistar continues discussions with TCEQ.

In October 2007, the TCEQ notified Equistar that it is seeking a penalty of $129,400 in connection with alleged exceedances of permitted emissions at Equistar’s Chocolate Bayou plant.

Equistar does not believe that the ultimate resolution of these matters will have a material adverse effect on the business, financial position, liquidity or results of operation of Equistar.

Millennium—Together with alleged past manufacturers of lead-based paint and lead pigments for use in paint, Millennium has been named as a defendant in various legal proceedings alleging personal injury, property damage, and remediation costs allegedly associated with the use of these products.  Millennium’s defense costs to date for lead-based paint and lead pigment litigation largely have been covered by insurance.  Millennium has not accrued any liabilities for any lead-based paint and lead pigment litigation.  Millennium has insurance policies that potentially provide approximately $1 billion in indemnity coverage for lead-based paint and lead pigment litigation.  Millennium’s ability to collect under the indemnity coverage would depend upon, among other things, the resolution of certain potential coverage defenses that the insurers are likely to assert and the solvency of the various insurance carriers that are part of the coverage block at the time of such a request.  As a result of insurance coverage litigation initiated by Millennium, an Ohio trial court issued a decision in 2002 effectively requiring certain insurance carriers to resume paying defense costs in the lead-based paint and lead pigment cases.  Indemnity coverage was not at issue in the Ohio court’s decision.  On February 23, 2006, certain Lloyd’s, London insurance underwriters filed a declaratory judgment action in the Supreme Court of the State of New York (trial court) against several of their policyholders, including Millennium, contesting their responsibility to provide insurance coverage for all of the lead-based paint and lead pigment cases, including the Rhode Island case.  On March 7, 2006, Millennium filed an amended complaint in the Ohio case referenced above that revived its Ohio state court litigation, seeking, among other relief, a declaratory judgment as to the responsibility of all of its insurance carriers for any judgments or settlements in connection with any lead-based paint and lead pigment litigation involving Millennium.  On April 26, 2006, the judge in the Ohio case granted Millennium’s motion to amend the complaint to include all insurance carriers.  On March 14, 2006, Millennium filed a motion to dismiss the New York case in favor of the pre-existing Ohio action, and on August 8, 2006, the Supreme Court of the State of New York dismissed the declaratory judgment action as to all carriers except those that asserted cross claims against Millennium, which cross claims were stayed.  On or about October 5, 2006, Lloyd’s, London filed a notice of appeal of the New York trial court’s decision.  This appeal was heard by the New York Supreme Court Appellate Division on October 3, 2007.  On October 25, 2007, the Appellate Division upheld the trial court’s dismissal of Lloyd’s, London’s declaratory judgment action.  The insurance carriers have in the past and may in the future attempt to deny indemnity coverage if there is ever a settlement or a final, non-appealable adverse judgment in any lead-based paint or lead pigment case.

Millennium is currently named a defendant in 55 cases arising from Glidden’s manufacture of lead pigments.  These cases are in various stages of the litigation process.  Ten cases have been dismissed, and the remainder of the cases are in various pre-trial stages.  Of the 45 open and active cases, most seek damages for personal injury and are brought by individuals, and twelve of the cases seek damages and abatement remedies based on public nuisance and are brought by states, cities and/or counties in three states (California, Ohio and Rhode Island).

Item 1A.  Risk Factors

There have been no material changes with respect to Lyondell’s risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2006 and in the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007, except as described below:

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

Lyondell has on-site solid-waste management units at several facilities.  It is anticipated that corrective measures will be necessary to comply with federal and state requirements with respect to these facilities.  Lyondell also has liabilities under the Resource Conservation and Recovery Act and various state and non-U.S. government regulations related to several current and former plant sites.  Lyondell also is responsible for a portion of the remediation of certain off-site waste disposal facilities.  Lyondell is contributing funds to the cleanup of several waste sites throughout the U.S. under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and the Superfund Amendments and Reauthorization Act of 1986, including the Kalamazoo River Superfund Site discussed below.  Lyondell also has been named as a potentially responsible party at several other sites.  Lyondell’s policy is to accrue remediation expenses when it is probable that such efforts will be required and the related expenses can be reasonably estimated.  Estimated costs for future environmental compliance and remediation are necessarily imprecise due to such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites and the allocation of costs among the potentially responsible parties under applicable statutes.  For further discussion regarding Lyondell’s environmental matters and related accruals (including those discussed in this risk factor), and environmentally-related capital expenditures, see also “Item 1. Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Matters” and Note 15 to the Consolidated Financial Statements in Lyondell’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, Note 21 to the Consolidated Financial Statements in Lyondell’s Current Report on Form 8-K dated May 29, 2007 and “Item 3. Legal Proceedings—Environmental Matters” in Lyondell’s Annual Report on Form 10-K for the year ended December 31, 2006.  If actual expenditures exceed the amounts accrued, that could have an adverse effect on Lyondell’s results of operations and financial position.

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

As a result of these discussions, new information has been obtained about regulatory oversight costs and other remediation costs, including a proposed remedy to be applied to a specific portion of the river.  As a result, Lyondell recognized $8 million in the first nine months of 2007 for additional estimated probable future remediation costs.  As of September 30, 2007, the probable future remediation spending associated with the river cannot be determined with certainty.  The activities related to the specific portion of the river are expected to be completed in 3 to 4 years and may provide Lyondell with a basis for estimating the probable future remediation cost of the Kalamazoo River.  At September 30, 2007, the balance of this liability was $62 million.

In addition, in 2004, Lyondell recognized a liability primarily related to Millennium’s estimated share of remediation costs for two former paper mill sites and associated landfills, which are also part of the Kalamazoo River Superfund Site.  At September 30, 2007, the balance of the liability was $47 million.  Although no final agreement has been reached as to the ultimate remedy for these locations, Millennium has begun remediation activity related to these sites.

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

Item 6.  Exhibits

2.1
Agreement and Plan of Merger among the Registrant, Basell AF and BIL Acquisition Holdings Limited dated as of July 16, 2007 (filed as an exhibit to the Registrant’s Current Report on Form 8-K dated as of July 16, 2007 and incorporated herein by reference)

4.3(e)	Amendment to Rights Agreement dated July 16, 2007 (filed as an exhibit to the Registrant’s Registration Statement on Form 8-A/A dated as of July 16, 2007 and incorporated herein by reference)

4.12(e)
Fourth Supplemental Indenture dated as of July 5, 2007 to the Indenture among the Registrant, the subsidiary guarantors party thereto, and The Bank of New York as Trustee, dated as of July 2, 2002, for 11 1/8% Senior Secured Notes due 2012

4.15(e)	Fourth Supplemental Indenture dated as of July 5, 2007 among the Registrant, the subsidiary guarantors party thereto, and The Bank of New York as Trustee, for 10 1/2% Senior Secured Notes due 2013

4.8(b)	Second Supplemental Indenture dated July 5, 2007 among the Registrant, and The Bank of New York as Trustee for 8% Senior Unsecured Notes due 2014

4.11(b)	Second Supplemental Indenture dated July 5, 2007 among the Registrant, and The Bank of New York as Trustee for 8.25% Senior Unsecured Notes due 2016

4.27(a)	First Supplemental Indenture dated as of July 5, 2007 among the Registrant, the Subsidiary Guarantors party thereto, and The Bank of New York as Trustee for 6.875% Senior Unsecured Notes due 2017

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Principal Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lyondell Chemical Company

Dated: November 7, 2007	/s/ Charles L. Hall
Charles L. Hall
Vice President and Controller
(Duly Authorized and
Principal Accounting Officer)